Form 10-K
period 2013-12-31
QCR HOLDINGS INC
filed 2014-03-10
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The NASDAQ Global Market on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $74,572,956.

As of February 28, 2014, the Registrant had outstanding 7,898,059 shares of common stock, $1.00 par value per share.

Documents incorporated by reference:

Part III of Form 10-K - Proxy statement for annual meeting of stockholders to be held in May 2014.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page Number(s)
Part I
	Item 1.	Business	4-13
	Item 1A.	Risk Factors	13-23
	Item 1B.	Unresolved Staff Comments	23
	Item 2.	Properties	23
	Item 3.	Legal Proceedings	23
	Item 4.	Mine Safety Disclosures	24

Part II
	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24-25
	Item 6.	Selected Financial Data	26
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-58
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	58-59
	Item 8.	Financial Statements	60-132
	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	133
	Item 9A.	Controls and Procedures	133-136
	Item 9B.	Other Information	136

Part III
	Item 10.	Directors, Executive Officers and Corporate Governance	136
	Item 11.	Executive Compensation	136
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	136
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	137
	Item 14.	Principal Accountant Fees and Services	137

Part IV
	Item 15.	Exhibits	137-140

Signatures			141-142

Part I

Item 1.     Business

General. QCR Holdings, Inc. (the “Company”) is a multi-bank holding company headquartered in Moline, Illinois, that was formed in February 1993 under the laws of the state of Delaware. The Company serves the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls and Rockford communities through the following three wholly-owned banking subsidiaries, which provide full-service commercial and consumer banking and trust and asset management services:

●	Quad City Bank and Trust Company (“QCBT”), which is based in Bettendorf, Iowa, and commenced operations in 1994;
●	Cedar Rapids Bank and Trust Company (“CRBT”), which is based in Cedar Rapids, Iowa, and commenced operations in 2001; and
●	Rockford Bank and Trust Company (“RB&T”), which is based in Rockford, Illinois, and commenced operations in 2005.

On May 13, 2013, the Company acquired Community National Bancorporation (“Community National”) and its banking subsidiary Community National Bank (“CNB”). Community National and CNB commenced operations in 1997 and historically provided full-service commercial and consumer banking, and trust and asset management services, to Cedar Falls, Mason City, and Waterloo, Iowa and Austin, Minnesota. At acquisition, CNB had a total of eight branch facilities with four in the Waterloo/Cedar Falls area where CNB was headquartered, two in Mason City, and two in Austin. On October 4, 2013, the Company finalized the sale of the two branches in Mason City. On October 11, 2013, the Company finalized the sale of the two branches in Austin. On October 26, 2013, CNB merged with and into CRBT. CNB’s merged branch offices operate as a division of CRBT under the name “Community Bank & Trust.” In December 2013, one of the branch facilities in Cedar Falls was closed due to lack of sufficient customer activity. See Note 2 to the consolidated financial statements for further discussion of the acquisition and sales of certain branches.

The Company also engages in direct financing lease contracts through m2 Lease Funds, LLC (“m2”), a wholly-owned subsidiary of QCBT based in Brookfield, Wisconsin. QCBT previously owned 80% of m2. In August 2012, QCBT entered into an amendment to the operating agreement of m2 and purchased the remaining 20% noncontrolling interest. See Note 22 to the consolidated financial statements for further discussion of the acquisition.

Velie Plantation Holding Company (“VPHC”), previously owned 91% by the Company, was engaged in holding the real estate property known as the Velie Plantation in Moline, Illinois, which is the location for the Company’s headquarters. In October 2012, the Company acquired the remaining 9% noncontrolling interest, and effective December 31, 2012, VPHC was dissolved and liquidated.

Quad City Bancard, Inc. (“Bancard”), previously a wholly-owned subsidiary of the Company, conducted the Company’s credit card issuing and merchant credit cards acquiring operations. During 2008, Bancard sold its merchant credit card acquiring business. The resulting gain on sale, net of taxes and related expenses, was approximately $3.0 million. The comparative financial results associated with the merchant credit card acquiring business have been reflected as discontinued operations throughout the annual report. Effective December 31, 2009, Bancard was dissolved and liquidated. The credit card issuing operation was merged in as a department of QCBT. In January 2013, QCBT sold its credit card portfolio (approximately $10.2 million in credit card loan receivables) and the related credit card issuing operations to a third party. In connection with the transaction, the Company recorded a pre-tax gain, net of transaction-related costs, of $593 thousand. See Note 23 to the consolidated financial statements for further discussion of these sales.

Subsidiary Banks. QCBT was capitalized on October 13, 1993, and commenced operations on January 7, 1994. QCBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law. QCBT provides full service commercial and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois. QCBT, on a consolidated basis with m2, had total segment assets of $1.25 billion and $1.18 billion as of December 31, 2013 and 2012, respectively.

CRBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. The Company commenced operations in Cedar Rapids in June 2001, operating a branch of QCBT. The Cedar Rapids branch operation then began functioning under the CRBT charter in September 2001. As previously discussed, the merged branches of CNB operate as a division of CRBT under the name “Community Bank & Trust.” CRBT provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids and Waterloo/Cedar Falls, Iowa and adjacent communities through its five facilities. The headquarters for CRBT is located in downtown Cedar Rapids with one other branch located in northern Cedar Rapids and two branches located in Waterloo and one branch located in Cedar Falls. CRBT had total segment assets of $804.2 million and $625.7 million as of December 31, 2013 and 2012, respectively.

RB&T is an Illinois-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. The Company commenced operations in Rockford, Illinois in September 2004, operating a branch of QCBT, and that operation began functioning under the RB&T charter in January 2005. RB&T provides full-service commercial and consumer banking and trust and asset management services to Rockford and adjacent communities through its headquarters located on Guilford Road at Alpine Road in Rockford and its branch facility located in downtown Rockford. RB&T had total segment assets of $339.4 million and $313.8 million as of December 31, 2013 and 2012, respectively.

See Note 21 to the consolidated financial statements for additional business segment information.

Other Operating Subsidiaries. m2, which is based in Brookfield, Wisconsin, is engaged in the business of leasing machinery and equipment to commercial and industrial businesses under direct financing lease contracts. On August 26, 2005, QCBT acquired 80% of the membership units of m2. John Engelbrecht, the Chief Executive Officer of m2, retained 20% of the membership units. On August 31, 2012, QCBT acquired the 20% noncontrolling interest previously owned by John Engelbrecht.

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

Trust Preferred Subsidiaries. As part of the acquisition of Community National during 2013, the Company acquired two new non-consolidated subsidiaries formed for the issuance of trust preferred securities. Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2013 and 2012:

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 12/31/13	Interest Rate as of 12/31/12
QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.10%	3.21%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.10%	3.21%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.04%	2.14%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	1.79%	1.89%
Community National Statutory Trust II	September 2004	3,093,000	2.17% over 3-month LIBOR	2.42%	N/A
Community National Statutory Trust III	March 2007	3,609,000	1.75% over 3-month LIBOR	1.99%	N/A
		42,787,000	Weighted Average Rate	2.51%	2.68%

Securities issued by all of the trusts listed above mature thirty years from the date of issuance, but are all currently callable at par at anytime.

Other Ownership Interests. The Company invests limited amounts of its capital in stocks of financial institutions and mutual funds. In addition to its wholly-owned subsidiaries, the Company owns a 20% equity position in Nobel Real Estate Investors, LLC. In June 2005, CRBT entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC which provided residential real estate mortgage lending services. During the first quarter of 2013, CRBT and the partner mutually terminated the joint venture. CRBT continues to provide residential real estate mortgage lending services through its consumer banking division.

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

Business. The Company’s principal business consists of attracting deposits and investing those deposits in loans/leases and securities. The deposits of the subsidiary banks are insured to the maximum amount allowable by the FDIC. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans/leases and securities and the interest paid on deposits and borrowings. The Company’s operating results are affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, as described more fully in this Form 10-K. Its operating results also can be affected by trust fees, investment advisory and management fees, deposit service charge fees, gains on the sale of residential real estate and government guaranteed loans, earnings from bank-owned life insurance (“BOLI”) and other income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses, bank service charges, FDIC and other insurance, loan/lease expenses and other administrative expenses.

The Company and its subsidiaries collectively employed 400 and 356 full-time equivalents (“FTEs”) at December 31, 2013 and 2012, respectively. The majority of the increase in FTEs during 2013 was the result of the acquisition of Community National.

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) is the primary federal regulator of the Company and its subsidiaries. In addition, QCBT and CRBT are regulated by the Iowa Superintendent of Banking (“Iowa Superintendent”) and RB&T is regulated by the State of Illinois Department of Financial and Professional Regulation (“DFPR”). The FDIC, as administrator of the Deposit Insurance Fund, also has regulatory authority over the subsidiary banks.

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

In accordance with Iowa regulation, the legal lending limit to one borrower for QCBT and CRBT, calculated as 15% of aggregate capital, was $15.0 million and $9.0 million, respectively, as of December 31, 2013. In accordance with Illinois regulation, the legal lending limit to one borrower for RB&T, calculated as 25% of aggregate capital, totaled $9.9 million as of December 31, 2013.

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

The in-house lending limit is the maximum amount of credit each subsidiary bank will extend to a single borrowing entity or group of related entities. Under the in-house limit, total credit exposure to a single borrowing entity or group of related entities will not exceed the following, subject to certain exceptions:

Quad City Bank & Trust:	$ 10.0 million
Cedar Rapids Bank & Trust:	$ 7.5 million
Rockford Bank & Trust:	$ 3.7 million

On a consolidated basis, the in-house lending limit is $15.0 million, which is the maximum amount of credit that all affiliated banks, when combined, will extend to a single borrowing entity or group of related entities, subject to certain exceptions.

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

Specifically, each subsidiary bank’s total loans as a percentage of average assets may not exceed 85%. In addition, following are established policy limits and the actual allocations for the three subsidiary banks as of December 31, 2013 for the loan portfolio on a per loan type basis, reflected as a percentage of the subsidiary bank’s average gross loans:

		As of December 31, 2013
Type of Loan *	Maximum Percentage per Loan Policy **	QCBT	CRBT	RB&T

One-to-four family residential	30%	15%	13%	21%
Multi-family	15%	3%	7%	3%
Farmland	5%	0%	2%	0%
Non-farm, nonresidential	50%	25%	41%	45%
Construction and land development	20%	6%	5%	5%
Commercial and industrial	60%	21%	26%	24%
Loans to individuals	10%	1%	2%	1%
Lease financing	20%	20%	0%	0%
All other loans	15%	9%	4%	1%
		100%	100%	100%

Bank stock loans ***	15%	7%	2%	0%

* The loan types above are as defined and reported in the subsidiary banks’ quarterly Reports of Condition and Income (also known as Call Reports).

** The maximum percentages listed are the same for all subsidiary banks except for CRBT, where the maximum percentage for one-to-four family residential is 25%, the maximum percentage for construction and land development is 15%, and the maximum percentage for lease financing receivables is 5%. Additionally, both CRBT and RB&T have maximum percentages for all other loans and bank stock loans of 10%.

*** Bank stock loans are not a separate reportable line item on the Call Reports. The loans are reported within “all other loans” above.

The following table presents total loans/leases by major loan/lease type and subsidiary as of December 31, 2013 and 2012. Residential real estate loans held for sale are included in residential real estate loans below.

	Quad City		m2		Cedar Rapids		Rockford		Intercompany	Consolidated
	Bank & Trust		Lease Funds		Bank & Trust		Bank & Trust		Elimination	Total
	$	%	$	%	$	%	$	%	$	$	%
As of December 31, 2013:	(dollars in thousands)

Commercial and industrial loans	$209,150	38%	$-	0%	$161,032	31%	$61,506	24%	$-	$431,688	30%
Commercial real estate loans	239,965	44%	-	0%	290,625	55%	142,819	57%	(1,656)	671,753	46%
Direct financing leases	-	0%	128,902	96%	-	0%	-	0%	-	128,902	9%
Residential real estate loans	65,678	12%	-	0%	45,457	9%	36,221	14%	-	147,356	10%
Installment and other consumer loans	36,791	7%	-	0%	28,427	5%	10,816	4%	-	76,034	5%
Deferred loan/lease origination costs, net of fees	45	0%	4,814	4%	(537)	0%	225	0%	-	4,547	0%
	$551,629	100%	$133,716	100%	$525,004	100%	$251,587	100%	$(1,656)	$1,460,280	100%
As of December 31, 2012:

Commercial and industrial loans	$203,542	36%	$-	0%	$130,261	35%	$60,441	26%	$-	$394,244	31%
Commercial real estate loans	258,133	45%	-	0%	201,659	54%	136,025	58%	(1,838)	593,979	46%
Direct financing leases	-	0%	103,686	96%	-	0%	-	0%	-	103,686	8%
Residential real estate loans	60,666	11%	-	0%	27,863	7%	27,053	11%	-	115,582	9%
Installment and other consumer loans	47,621	8%	-	0%	17,425	4%	11,675	5%	-	76,721	6%
Deferred loan/lease origination costs, net of fees	(77)	0%	3,907	4%	(738)	0%	84	0%	-	3,176	0%
	$569,885	100%	$107,593	100%	$376,470	100%	$235,278	100%	$(1,838)	$1,287,388	100%

Proper pricing of loans is necessary to provide adequate return to the Company’s stockholders. Loan pricing, as established by the subsidiary banks’ internal loan committees, shall include consideration for the cost of funds, loan maturity and risk, origination and maintenance costs, appropriate stockholder return, competitive factors, and the economic environment. The portfolio contains a mix of loans with fixed and floating interest rates. Management attempts to maximize the use of interest rate floors on its variable rate loan portfolio. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk for more discussion on the Company’s management of interest rate risk.

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

Loan approval is generally based on the following factors:

●	Ability and stability of current management of the borrower;
●	Stable earnings with positive financial trends;
●	Sufficient cash flow to support debt repayment;
●	Earnings projections based on reasonable assumptions;
●	Financial strength of the industry and business; and
●	Value and marketability of collateral.

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

As part of the underwriting process, management reviews current borrower financial statements. When appropriate, certain commercial and industrial loans may contain covenants requiring maintenance of financial performance ratios such as, but not limited to:

●	Minimum debt service coverage ratio;
●	Minimum current ratio;
●	Maximum debt to tangible net worth ratio; and/or
●	Minimum tangible net worth.

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

Approved Collateral Type	Maximum Advance %

Financial Instruments
U.S. Government Securities	90% of market value
Securities of Federal Agencies	90% of market value
Municipal Bonds rated by Moody’s As “A” or better	80% of market value
Listed Stocks	75% of market value
Mutual Funds	75% of market value
Cash Value Life Insurance	95%, less policy loans
Savings/Time Deposits (Bank)	100% of current value

General Business
Accounts Receivable	80% of eligible account
Inventory	50% of value
Fixed Assets (Existing)	50% of net book value, or
75% of orderly liquidation appraised value
Fixed Assets (New)	80% of cost
Leasehold Improvements	0%

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

** These maximum rates are consistent with, or in some situations, more conservative than, those established by regulatory authorities.

The lending policy also includes guidelines for real estate appraisals and evaluations, including minimum appraisal and evaluation standards based on certain transactions. In addition, the subsidiary banks often take personal guarantees to help assure repayment.

In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. Owner-occupied loans are generally considered to have less risk. As of December 31, 2013 and 2012, approximately 39% and 35%, respectively, of the commercial real estate loan portfolio was owner-occupied.

The Company’s lending policy limits non-owner occupied commercial real estate lending to 300% of total risk-based capital, and limits construction, land development, and other land loans to 100% of total risk-based capital. Exceeding these limits warrants the use of heightened risk management practices in accordance with regulatory guidelines. As of December 31, 2013, all three subsidiary banks were in compliance with these limits.

Following is a listing of the significant industries within the Company’s commercial real estate loan portfolio as of December 31, 2013 and 2012:

	2013		2012
	Amount	%	Amount	%
	(dollars in thousands)
Lessors of Nonresidential Buildings	$229,284	34%	$178,060	30%
Lessors of Residential Buildings	64,659	10%	61,460	10%
Land Subdivision	29,117	4%	28,854	5%
Hotels	20,975	3%	26,710	4%
Nursing Care Facilities	19,212	3%	9,050	2%
New Car Dealers	16,597	2%	27,079	5%
Lessors of Other Real Estate Property	15,509	2%	12,765	2%
Other *	276,400	42%	250,001	42%
Total Commercial Real Estate Loans	$671,753	100%	$593,979	100%

* “Other” consists of all other industries. None of these had concentrations greater than $15.0 million, or 2% of total commercial real estate loans.

Direct Financing Leasing

m2 leases machinery and equipment to commercial and industrial customers under direct financing leases. All lease requests are subject to the credit requirements and criteria as set forth in the lending/leasing policy. In all cases, a formal independent credit analysis of the lessee is performed.

The following private and public sector business assets are generally acceptable to consider for lease funding:

●	Computer systems;
●	Photocopy systems;
●	Fire trucks;
●	Specialized road maintenance equipment;
●	Medical equipment;
●	Commercial business furnishings;
●	Vehicles classified as heavy equipment;
●	Aircraft;
●	Equipment classified as plant or office equipment; and
●	Marine boat lifts.

m2 will generally refrain from funding leases of the following type:

●	Leases collateralized by non-marketable items;
●	Leases collateralized by consumer items, such as vehicles, household goods, recreational vehicles, boats, etc.;
●	Leases collateralized by used equipment, unless its remaining useful life can be readily determined; and
●	Leases with a repayment schedule exceeding 7 years.

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

	For the year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Originations of residential real estate loans	$62,691	$151,676	$117,914
Sales of residential real estate loans	$56,103	$104,740	$83,926
Percentage of sales to originations	89%	69%	71%

Installment and Other Consumer Lending

The consumer lending department of each subsidiary bank provides many types of consumer loans, including home improvement, home equity, motor vehicle, signature loans and small personal credit lines. The lending policy addresses specific credit guidelines by consumer loan type. In particular, for home equity loans and home equity lines of credit, the minimum credit bureau score is 680. For both home equity loans and lines of credit, the maximum advance rate is 90% of value with a minimum credit bureau score of 720, and the maximum advance rate is 80% of value with a credit bureau score of 680 to 719. The maximum term on home equity loans is 10 years and maximum amortization is 15 years. The maximum term on home equity lines of credit is 5 years.

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

Competition. The Company currently operates in the highly competitive Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, and Rockford markets. Competitors include not only other commercial banks, credit unions, thrift institutions, and mutual funds, but also insurance companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Many of these unregulated competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services. The Company competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits.

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

See Appendix B for tables and schedules that show selected comparative statistical information relating to the business of the Company required to be presented pursuant to federal securities laws. Consistent with the information presented in the Form 10-K, results are presented for the fiscal years ended December 31, 2013, 2012, and 2011.

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

Reflecting concern about the stability of the financial markets in general and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, erosion of consumer confidence, increased market volatility and widespread reduction of business activity in general.  The resulting economic pressure on consumers and erosion of confidence in the financial markets has already adversely affected our industry and may adversely affect our business, financial condition and results of operations.  Although we believe that these difficult conditions in the financial markets have recently improved, a worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions.  In particular, we may face the following risks in connection with these events:

●	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite the loans become less predictive of future behaviors.

●

The models used to estimate losses inherent in the credit exposure require difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the models.

●

Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties on favorable terms, or at all, could be adversely affected by further disruptions in the capital markets or other events, including deteriorating investor expectations.

●	Competitive dynamics in the industry could change as a result of consolidation of financial services companies in connection with current market conditions.

●	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

●

We expect to face increased capital requirements, both at the Company level and at each of the subsidiary banks.  In this regard, the Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Furthermore, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, in September 2010 announced an agreement to a strengthened set of capital requirements for internationally active banking organizations, known as Basel III. In July 2013, the U.S. banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act. The increased capital requirements may limit our ability to pursue business opportunities and adversely affect our results of operations and growth prospects.

●

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

If current levels of market disruption and volatility continue or worsen to recessionary conditions, and/or if negative developments in the domestic and international credit markets continue, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The acquisition of Community National, and potential future acquisitions, could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and adversely affect our financial results.

On May 13, 2013, we acquired Community National and CNB. As part of our business strategy, we may consider acquisitions of other banks or financial institutions or branches, assets or deposits of such organizations. There is no assurance, however, that we will determine to pursue any of these opportunities or that if we determine to pursue them that we will be successful.  Acquisitions involve numerous risks, any of which could harm our business, including:

●

difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of the target company and realizing the anticipated synergies of the combined businesses;

●	difficulties in supporting and transitioning customers of the target company;

●	diversion of financial and management resources from existing operations;

●

the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

●	risks of entering new markets or areas in which we have limited or no experience or are outside our core competencies;

●	potential loss of key employees, customers and strategic alliances from either our current business or the business of the target company;

●	assumption of unanticipated problems or latent liabilities; and

●	inability to generate sufficient revenue to offset acquisition costs.

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

The majority of our subsidiary banks’ loan portfolios are invested in commercial and industrial and commercial real estate loans, and we focus on lending to small to medium-sized businesses. The size of the loans we can offer to commercial customers is less than the size of the loans that our competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area’s largest businesses. Smaller companies tend to be at a competitive disadvantage and generally have limited operating histories, less sophisticated internal record keeping and financial planning capabilities and fewer financial resources than larger companies. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger, more established businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to commercial and commercial real estate loans, our subsidiary banks are also active in residential mortgage and consumer lending. Should the economic climate fail to meaningfully improve or if it worsens, our borrowers may experience financial difficulties, and the level of nonperforming loans, charge-offs and delinquencies could rise, which could negatively impact our business through increased provision for loan/lease losses (“provision”), reduced interest income on loans/leases, and increased expenses incurred to carry and resolve problem loans/leases.

Commercial and industrial loans make up a large portion of our loan/lease portfolio.

Commercial and industrial loans were $431.7 million, or approximately 30% of our total loan/lease portfolio, as of December 31, 2013. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment and real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. In addition, if the U.S. economy experiences a prolonged recovery period, it could harm or continue to harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.

Our loan/lease portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate values.

Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $671.8 million, or approximately 46% of our total loan/lease portfolio, as of December 31, 2013. Of this amount, $261.2 million, or approximately 39%, was owner-occupied. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

The problems that have occurred in the residential real estate and mortgage markets throughout much of the U.S. in prior years also affected the commercial real estate market. In our market areas, we generally experienced a downturn in credit performance by our commercial real estate loan customers in prior years relative to historical norms, and despite recent improvements in certain aspects of the economy, a level of uncertainty continues to exist in the economy and credit markets, there can be no guarantee that we will not experience further deterioration in the performance of commercial real estate and other real estate loans in the future. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision and adversely affect our operating results, financial condition and/or capital.

Our allowance for loan/lease losses may prove to be insufficient to absorb losses in our loan/lease portfolio.

We establish our allowance for loan/lease losses (“allowance”) in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2013, our allowance as a percentage of total gross loans/leases was 1.47%, and as a percentage of total nonperforming loans/leases was approximately 104.70%. In addition, we had net charge-offs as a percentage of gross average loans/leases of 0.31% for the year ended December 31, 2013. Because of the concentration of commercial and industrial and commercial real estate loans in our loan portfolio, which tend to be larger in amount than residential real estate and installment loans, the movement of a small number of loans to nonperforming status can have a significant impact on this ratio. Although management believes that the allowance as of December 31, 2013 was adequate to absorb losses on any existing loans/leases that may become uncollectible, in light of the current economic environment, which remains challenging, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance will prove sufficient to cover actual loan/lease losses in the future, particularly if economic conditions are more difficult than what management currently expects. Additional provisions and loan/lease losses in excess of our allowance may adversely affect our business, financial condition and results of operations.

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

As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve. QCBT and CRBT, as Iowa-chartered state member banks, are subject to regulation and supervision primarily by both the Iowa Superintendent and the Federal Reserve. RB&T, as an Illinois-chartered state member bank, is subject to regulation and supervision primarily by both the DFPR and the Federal Reserve. We and our banks undergo periodic examinations by these regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.

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

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon our business, financial condition and results of operations cannot be predicted, especially in light of the recent change in Federal Reserve leadership.

Interest rates and other conditions impact our results of operations.

Our profitability is in large part a function of the spread between the interest rates earned on investments and loans/leases and the interest rates paid on deposits and other interest bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan/lease terms, the mix of adjustable and fixed rate loans/leases in our portfolio, the length of time deposits and borrowings, and the rate sensitivity of our deposit customers could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at “Quantitative and Qualitative Disclosures about Market Risk” included under Item 7A of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

The Company and each of its banking subsidiaries are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations and with the implementation of the Basel III Rules, we understand that the capital requirements imposed by the regulators will increase in the future. We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations. Our ability to raise additional capital, when and if needed or desired, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market conditions, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. Our failure to meet these capital and other regulatory requirements could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition.

Failure to pay interest on our debt or dividends on our preferred stock may adversely impact our ability to pay common stock dividends.

As of December 31, 2013, we had $40.3 million of junior subordinated debentures held by six business trusts that we control. Interest payments on the debentures, which totaled $1.1 million for 2013, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. As of December 31, 2013, we had 29,867 shares of senior non-cumulative perpetual preferred stock issued and outstanding, which we issued to the U.S. Department of the Treasury (the “Treasury”) as part of the Small Business Lending Fund Program (“SBLF”). The terms of the senior preferred stock impose limits on our ability to pay dividends on and repurchase shares of our common stock and other securities. In general, we may declare and pay dividends on our common stock or any other stock junior to the senior preferred stock, or repurchase shares of any such stock, only if after payment of such dividends or repurchase of such shares, our Tier 1 Capital would be at least 90% of our consolidated Tier 1 Capital on the date of issuance of the senior preferred stock. If we fail to declare and pay dividends on the senior preferred stock in a given quarter, then during such quarter and for the next three quarters following such missed dividend payment we may not pay dividends on or repurchase any common stock or any other securities that are junior to (or in parity with) the senior preferred stock, except that dividends may be paid on parity stock to the extent necessary to avoid any material breach of a covenant by which our company is bound. Although we expect to be able to pay all required dividends on the senior preferred stock (and to continue to pay dividends on common stock at current levels), there is no guarantee that we will be able to do so. Deferral, of either interest payments on the debentures or preferred dividends on the preferred shares, could cause a subsequent decline in the market price of our common stock because we would not be able to pay dividends on our common stock.

As a bank holding company, our sources of funds are limited.

We are a bank holding company, and our operations are primarily conducted by our subsidiary banks, which are subject to significant federal and state regulation. When available, cash to pay dividends to our stockholders is derived primarily from dividends received from our subsidiary banks. Our ability to receive dividends or loans from our subsidiary banks is restricted. Dividend payments by our subsidiaries to us in the future will require generation of future earnings by them and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, our right to participate in the assets of our subsidiary banks in the event of a liquidation or reorganization of any of the banks would be subject to the claims of the creditors of such bank, including depositors, which would take priority except to the extent we may be a creditor with a recognized claim. As of December 31, 2013, our subsidiary banks had deposits and other liabilities in the aggregate of approximately $2.19 billion.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

The market value of investments in our securities portfolio has become increasingly volatile in recent years, and as of December 31, 2013, we had gross unrealized losses of $31.9 million, or 4.4% of amortized cost, in our investment portfolio (modestly offset by gross unrealized gains of $2.9 million). The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we formally evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur. Based on management’s evaluation, it was determined that the gross unrealized losses at December 31, 2013 are temporary and primarily a function of an increase in certain market interest rates.

Liquidity risks could affect operations and jeopardize our business, results of operations and financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of securities and/or loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, deposits, investment maturities and calls, and loan/lease repayments. Additional liquidity is provided by federal funds purchased from the Federal Reserve Bank of Chicago (the “Federal Reserve Bank”) or other correspondent banks, Federal Home Loan Bank (“FHLB”) advances, wholesale and customer repurchase agreements, brokered time deposits, and the ability to borrow at the Federal Reserve Bank’s Discount Window. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

During the recent recession and early stages of recovery, the financial services industry and the credit markets generally were materially and adversely affected by significant declines in asset values and by a lack of liquidity.  The liquidity issues were particularly acute for regional and community banks, as many of the larger financial institutions significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks.  In addition, many of the larger correspondent lenders reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact our ability to originate loans/leases, invest in securities, meet our expenses, pay dividends to our stockholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

Our business is concentrated in and dependent upon the continued growth and welfare of the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, and Rockford markets.

We operate primarily in the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, and Rockford markets, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. We have developed a particularly strong presence in Bettendorf, Cedar Falls, Cedar Rapids, Davenport, and Waterloo, Iowa and Moline and Rockford, Illinois and their surrounding communities. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce demand for our products and services, affect the ability of our customers to repay their loans to us, increase the levels of our nonperforming and problem loans, and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and general reporting practices within the financial services industry, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Some accounting policies, such as those pertaining to our allowance, require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results may differ from these estimates and judgments under different assumptions or conditions, which may have a material adverse effect on our financial condition or results of operations in subsequent periods.

From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations.

Changes in these standards are continuously occurring, and given the current economic environment, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

Secondary mortgage and government guaranteed loan market conditions could have a material impact on our financial condition and results of operations.

Currently, we sell a majority of the residential real estate and government guaranteed loans we originate. The profitability of these operations depends in large part upon our ability to make loans and to sell them in the secondary market at a gain. Thus, we are dependent upon the existence of an active secondary market and our ability to profitably sell loans into that market.

In addition to being affected by interest rates, the secondary markets are also subject to investor demand for residential mortgages and government guaranteed loans and investor yield requirements for those loans. These conditions may fluctuate or even worsen in the future. As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have a material adverse effect on our financial condition and results of operations.

Customers may decide not to use banks to complete their financial transactions, which could result in a loss of income to us.

Technology and other changes are allowing customers to complete financial transactions using nonbanks that historically have involved banks at one or both ends of the transaction. For example, customers can now pay bills and transfer funds directly without going through a bank. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income as well as the loss of customer deposits.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.     Properties

The following table is a listing of the Company’s operating facilities for its subsidiary banks:

Facility Address	Facility Square Footage	Facility Owned or Leased

Quad City Bank & Trust
2118 Middle Road in Bettendorf, IA	6,700	Owned
4500 Brady Street in Davenport, IA	36,000	Owned
3551 7th Street in Moline, IL	30,000	Owned
5405 Utica Ridge Road in Davenport, IA	7,400	Leased
1700 Division Street in Davenport, IA	12,000	Owned

Cedar Rapids Bank & Trust
500 1st Avenue NE, Suite 100 in Cedar Rapids, IA	36,000	Owned
5400 Council Street in Cedar Rapids, IA	5,900	Owned
422 Commercial Street in Waterloo, IA *	25,000	Owned
11 Tower Park Drive in Waterloo, IA *	6,000	Owned
312 1st Street in Cedar Falls, IA *	3,000	Owned

Rockford Bank & Trust
127 North Wyman Street in Rockford, IL **	7,800	Leased
4571 Guilford Road in Rockford, IL	20,000	Owned
308 West State Street in Rockford, IL**	1,100	Leased

* Branches of Community Bank & Trust.

** RB&T is in the process of transitioning its second branch facility from North Wyman Street to West State Street during the first quarter of 2014. Total operating facilities for RB&T will remain at two.

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

Part II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The common stock, par value $1.00 per share, of the Company is listed on The NASDAQ Global Market under the symbol “QCRH”. The stock began trading on NASDAQ on October 6, 1993. The Company transferred its listing from the NASDAQ Capital Market to the NASDAQ Global Market on March 1, 2010. As of December 31, 2013, there were 7,884,462 shares of common stock outstanding held by approximately 2,700 holders of record. The following table sets forth the high and low sales prices of the common stock, as reported by NASDAQ for the periods indicated.

	2013 Sales Price		2012 Sales Price		2011 Sales Price
	High	Low	High	Low	High	Low
First quarter	$16.960	$13.050	$12.450	$8.500	$8.670	$7.220
Second quarter	16.500	13.180	14.500	10.700	9.470	7.290
Third quarter	16.510	14.960	14.980	12.620	9.928	8.701
Fourth quarter	18.200	15.650	15.500	11.400	9.234	8.420

Dividends on Common Stock. On May 1, 2013, the Company declared a cash dividend of $0.04 per share, or $229 thousand, which was paid on July 8, 2013, to stockholders of record as of June 21, 2013. On November 7, 2013, the Company declared a cash dividend of $0.04 per share, or $230 thousand, which was paid on January 7, 2014, to stockholders of record as of December 20, 2013. In the future, it is the Company’s intention to continue to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital to redeem the Series F Noncumulative Perpetual Preferred Stock (the “Series F Preferred Stock),” in the short-term and for continued growth in the long-term, but believes that operating results have reached a level that can sustain dividends to stockholders as well. See Note 11 to the consolidated financial statements for a detailed discussion of preferred stock.

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in six private placements (including two that were assumed in the acquisition of Community National). Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. Additionally, the Company has issued shares of non-cumulative perpetual preferred stock and under the terms of this preferred stock, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. See Note 11 to the consolidated financial statements for additional detail on the preferred stock. None of these circumstances existed through the date of filing of this Form 10-K filed with the Securities and Exchange Commission.

Purchase of Equity Securities by the Company. There were no purchases of common stock by the Company for the years ended December 31, 2013, 2012, and 2011.

Stockholder Return Performance Graph. The following graph indicates, for the period commencing December 31, 2008 and ending December 31, 2013, a comparison of cumulative total returns for the Company, the NASDAQ Composite Index, and the SNL Bank NASDAQ Index prepared by SNL Securities, Charlottesville, Virginia. The graph was prepared at the Company’s request by SNL Securities. The information assumes that $100 was invested at the closing price on December 31, 2008 in the common stock of the Company and in each index, and that all dividends were reinvested.

Item 6.     Selected Financial Data

The following “Selected Financial Data” of the Company is derived in part from, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto. See Item 8 Financial Statements. Results for past periods are not necessarily indicative of results to be expected for any future period.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share data)
STATEMENT OF INCOME DATA
Interest income	$81,872	$77,376	$77,723	$80,097	$85,611
Interest expense	17,767	19,727	23,578	30,233	34,949
Net interest income	64,105	57,649	54,145	49,864	50,662
Provision for loan/lease losses	5,930	4,371	6,616	7,464	16,976
Non-interest income	25,814	16,621	17,462	15,406	15,547
Non-interest expense	64,433	52,259	50,993	48,549	46,937
Income tax expense	4,618	4,534	3,868	2,449	247
Net income	14,938	13,106	10,130	6,808	2,049
Less: net income attributable to noncontrolling interests	-	488	438	221	277
Net income attributable to QCR Holdings, Inc.	14,938	12,618	9,692	6,587	1,772
Less: preferred stock dividends and discount accretion	3,168	3,496	5,284	4,128	3,844
Net income (loss) attributable to QCR Holdings, Inc. common stockholders	11,770	9,122	4,408	2,459	(2,072)

PER COMMON SHARE DATA
Net income (loss) - Basic (1)	$2.13	$1.88	$0.93	$0.54	$(0.46)
Net income (loss) - Diluted (1)	2.08	1.85	0.92	0.53	(0.46)
Cash dividends declared	0.08	0.08	0.08	0.08	0.08
Dividend payout ratio	3.76%	4.26%	8.60%	14.81%	(17.39)%

BALANCE SHEET DATA
Total assets	$2,394,953	$2,093,730	$1,966,610	$1,836,635	$1,779,646
Securities	697,210	602,239	565,229	424,847	370,520
Total loans/leases	1,460,280	1,287,388	1,200,745	1,172,539	1,244,320
Allowance for estimated losses on loans/leases	21,448	19,925	18,789	20,365	22,505
Deposits	1,646,991	1,374,114	1,205,458	1,114,816	1,089,323
Borrowings	563,381	547,758	590,603	566,060	542,895
Stockholders' equity:
Preferred	29,799	53,163	63,386	62,214	58,578
Common	117,778	87,271	81,047	70,357	67,017

KEY RATIOS
Return on average assets (2)	0.64%	0.62%	0.51%	0.36%	0.10%
Return on average common stockholders' equity (3)	11.48	10.84	5.82	3.58	(2.97)
Return on average total stockholder's equity (2)	10.24	8.90	7.09	5.03	1.43
Net interest margin, tax equivalent yield (4)	3.03	3.10	3.08	2.92	3.14
Efficiency ratio (5)	71.66	70.36	71.21	74.38	70.89
Loans to deposits	88.66	93.69	99.61	105.18	114.23
Nonperforming assets to total assets	1.28	1.41	2.06	2.73	2.27
Allowance for estimated losses on loans/leases to total loans/leases	1.47	1.55	1.56	1.74	1.81
Allowance for estimated losses on loans/leases to nonperforming loans/leases	104.70	78.47	58.70	49.49	74.94
Net charge-offs to average loans/leases	0.31	0.27	0.70	0.79	1.00
Average total stockholders' equity to average total assets	6.26	7.00	7.17	7.13	7.18

(1) Income (loss) amounts are attributable to QCR Holdings, Inc.

(2) Numerator is net income attributable to QCR Holdings, Inc.

(3) Numerator is net income (loss) available to QCR Holdings, Inc. common stockholders

(4) Interest earned and yields on nontaxable investments and nontaxable loans are determined on a tax equivalent basis using a 34% tax rate

(5) Non-interest expenses divided by the sum of net interest income before provision for loan/lease losses and non-interest income

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the years ending December 31, 2013, 2012, and 2011, and our financial condition at December 31, 2013 and 2012. This discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

OVERVIEW

The Company was formed in February 1993 for the purpose of organizing QCBT. Over the past twenty years, the Company has grown to include two additional banking subsidiaries (including the 2013 acquisition of CNB which was merged into one of the Company’s legacy banking subsidiaries) and a number of nonbanking subsidiaries. As of December 31, 2013, the Company had $2.39 billion in consolidated assets, including $1.46 billion in total loans/leases and $1.65 billion in deposits.

The Company recognized net income and net income attributable to QCR Holdings, Inc. of $14.9 million for the year ended December 31, 2013. After preferred stock dividends of $3.2 million, the Company reported net income available to common stockholders of $11.8 million, or diluted earnings per common share (“EPS”) of $2.08. For the same period in 2012, the Company recognized net income of $13.1 million, and net income attributable to QCR Holdings, Inc. of $12.6 million, which excludes the net income attributable to noncontrolling interests of $488 thousand. After preferred stock dividends of $3.5 million, the Company reported net income available to common stockholders of $9.1 million, or EPS of $1.85. By comparison, for 2011, the Company recognized net income of $10.1 million, and net income attributable to QCR Holdings, Inc. of $9.7 million, which excludes the net income attributable to noncontrolling interests of $438 thousand. After preferred stock dividends and discount accretion of $5.3 million, the Company reported net income available to common stockholders of $4.4 million, or EPS of $0.92. The $5.3 million of preferred stock dividends and discount accretion included $1.2 million of accelerated discount accretion on the repurchased Treasury Capital Purchase Program (“CPP”) preferred shares. Excluding the impact of the accelerated accretion, the Company’s EPS for 2011 would have been $1.18.

Following is a table that represents the various net income measurements for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,
	2013	2012	2011

Net income	$14,938,245	$13,106,240	$10,129,869
Less: Net income attributable to noncontrolling interests	-	488,473	438,221
Net income attributable to QCR Holdings, Inc.	$14,938,245	$12,617,767	$9,691,648

Less: Preferred stock dividends and discount accretion	3,168,302	3,496,085	5,283,885	*
Net income attributable to QCR Holdings, Inc. common stockholders	$11,769,943	$9,121,682	$4,407,763

Diluted earnings per common share	$2.08	$1.85	$0.92

Weighted average common and common equivalent shares outstanding	5,646,926	4,919,559	4,789,026

*Includes $1.2 million of accelerated accretion of discount on the CPP preferred shares repurchased during the third quarter of 2011. See Note 11 to the consolidated financial statements for detailed discussion of preferred stock.

Following is a table that represents the major income and expense categories.

	Year Ended December 31,
	2013	2012	2011

Net interest income	$64,105,437	$57,649,260	$54,144,856
Provision for loan/lease losses	(5,930,420)	(4,370,767)	(6,616,014)
Noninterest income	25,813,828	16,621,295	17,461,878
Noninterest expense	(64,432,658)	(52,258,947)	(50,992,652)
Federal and state income tax	(4,617,942)	(4,534,601)	(3,868,199)
Net income	$14,938,245	$13,106,240	$10,129,869

With the acquisition of Community National and CNB on May 13, 2013, the Company’s 2013 results were significantly impacted. In comparison to 2012, following are some noteworthy changes:

●	Net interest income grew $6.5 million, or 11%, propelled by the addition of CNB for more than half of the year as well as some modest organic growth in earning assets.
●

Excluding the acquisition-related gains (bargain purchase gain of $1.8 million upon acquisition and gains on CNB branch sales of $2.3 million), noninterest income increased $5.0 million, or 30%, led by wealth management fees, deposit service fees, and gains on sales of government guaranteed portions of loans.

●

Excluding acquisition and data conversion costs totaling $2.4 million, noninterest expense increased $9.8 million, or 19%, with most of this increase attributable to the addition of CNB’s cost structure for more than half of the year.

NET INTEREST INCOME AND MARGIN

Net interest income, on a tax equivalent basis, grew $7.2 million, or 12%, in 2013 compared to 2012. The increase in net interest income was primarily driven by the addition of CNB for more than half of the year. Secondarily, the Company’s legacy charters experienced modest organic growth in earning assets during 2013. A comparison of yields, spreads and margins from 2013 to 2012 shows the following (on a tax equivalent basis):

●	The average yield on interest-earning assets decreased 34 basis points from 4.18% to 3.84%.
●	The average cost of interest-bearing liabilities decreased 28 basis points from 1.37% to 1.09%.
●	The net interest spread declined 6 basis points from 2.81% to 2.75%.
●	The net interest margin declined 11 basis points from 3.14% to 3.03%.

Net interest income, on a tax equivalent basis, grew $4.9 million, or 9% in 2012 compared to 2011. Interest income (on a tax equivalent basis) grew slightly as growth in earning assets coupled with diversification of the securities portfolio outpaced the impact of declining yields. In addition, interest expense continued its significant decline as the Company continued its shift in mix of funding from wholesale (FHLB advances, wholesale structured repurchase agreements (“structured repos”), and brokered time deposits) to core deposits. For 2012, average earning assets increased by $122.2 million, or 7%, while average interest-bearing liabilities grew modestly by $15.7 million, or 1%, when compared with average balances for 2011. Primarily funding the growth in average earning assets, noninterest-bearing deposits grew $95.9 million, or 30%. A comparison of yields, spreads and margins from 2012 to 2011 shows the following (on a tax equivalent basis):

●	The average yield on interest-earning assets decreased 23 basis points from 4.41% to 4.18%.
●	The average cost of interest-bearing liabilities decreased 28 basis points from 1.65% to 1.37%.
●	The net interest spread improved 5 basis points from 2.76% to 2.81%.
●	The net interest margin improved 6 basis points from 3.08% to 3.14%.

The Company’s management closely monitors and manages net interest margin. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their net interest margins. Management continually addresses this issue with pricing and other balance sheet management strategies including, but not limited to, the use of alternative funding sources. Over the past three years, the Company’s management has emphasized improving its funding mix by reducing its reliance on wholesale funding, which tends to be at a higher cost than deposits. In addition, with deposit growth outpacing loan growth, the Company’s management has focused on growing and diversifying its securities portfolio.

The following strategies were executed by the Company to reduce reliance on wholesale funding or reducing the cost of portions of the Company’s wholesale funding.

QCBT executed a balance sheet restructuring during the first quarter of 2011. Specifically, the bank utilized excess liquidity and prepaid $15.0 million of FHLB advances with a weighted average interest rate of 4.87% and a weighted average maturity of May 2012. The fees for prepayment totaled $832 thousand. The Company sold $37.4 million of government sponsored agency securities and recognized pre-tax gains of $880 thousand which more than offset the prepayment fees. The proceeds from the sales of the government sponsored agency securities were reinvested into government guaranteed residential mortgage-backed securities with reduced risk-weighting for regulatory capital purposes and yields that were comparable to the sold securities. The resulting impacts were significant and included:

●	Significantly reduced interest expense and improved net interest margin
●	Stronger regulatory capital
●	Reduced reliance on wholesale funding

Separately, during the first quarter of 2011, QCBT modified $20.4 million of fixed rate FHLB advances with a weighted average interest rate of 4.33% and a weighted average maturity of October 2013 into new fixed rate advances with a weighted average interest rate of 3.35% and a weighted average maturity of February 2014. Additionally, during the fourth quarter of 2011, RB&T modified $13.0 million of fixed rate FHLB advances with a weighted average interest rate of 3.37% and a weighted average maturity of March 2013 into new fixed rate FHLB advances with a weighted average interest rate of 2.29% and a weighted average maturity of February 2016.

During the second quarter of 2012, the Company’s subsidiary banks modified $25.0 million of fixed rate structured repos with a weighted average interest rate of 3.77% and a weighted average maturity of December 2015 into new fixed rate structured repos with a weighted average interest rate of 3.21% and a weighted average maturity of April 2019.

During the first quarter of 2013, QCBT modified $50.0 million of structured repos with a weighted average interest rate of 3.21% and a weighted average maturity of February 2016 into new fixed rate structured repos with a weighted average interest rate of 2.65% and a weighted average maturity of May 2020. During the second quarter of 2013, CRBT modified $20.0 million of fixed rate FHLB advances with a weighted average rate of 4.82% and a weighted average maturity of October 2016 into new fixed rate FHLB advances with a weighted average interest rate of 4.12% and a weighted average maturity of June 2019.

These modifications serve to reduce interest expense and improve net interest margin, and minimize the exposure to rising rates through the duration extension of fixed rate liabilities.

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories are presented in the following table:

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$14,577	$19	0.13%	$3,003	$6	0.20%	$49,510	$92	0.19
Interest-bearing deposits at financial institutions	43,909	275	0.63	54,834	378	0.69	29,691	405	1.36
Investment securities (1)	700,344	16,140	2.30	603,568	14,268	2.36	501,470	12,344	2.46
Restricted investment securities	16,083	559	3.48	15,172	507	3.34	15,573	558	3.58
Gross loans/leases receivable (1) (2) (3) (4)	1,425,364	67,484	4.73	1,219,623	64,100	5.26	1,177,705	64,808	5.50
Total interest earning assets	$2,200,277	84,477	3.84	$1,896,200	79,259	4.18	$1,773,949	78,207	4.41

Noninterest-earning assets:
Cash and due from banks	$44,336			$40,770			$48,797
Premises and equipment, net	35,820			31,502			30,848
Less allowance for estimated losses on loans/leases	(21,500)			(19,162)			(19,902)
Other	71,671			76,383			73,346
Total assets	$2,330,604			$2,025,693			$1,907,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$672,038	1,879	0.28%	$545,739	2,679	0.49%	$530,340	3,927	0.74
Time deposits	404,495	2,836	0.70	352,582	3,540	1.00	363,337	5,012	1.38
Short-term borrowings	164,710	293	0.18	170,065	248	0.15	144,267	290	0.20
Federal Home Loan Bank advances	207,684	6,863	3.30	201,704	7,280	3.61	211,361	7,972	3.77
Junior subordinated debentures	39,495	1,143	2.89	36,085	1,039	2.88	36,085	1,228	3.40
Other borrowings (4)	140,888	4,753	3.37	137,226	4,941	3.60	142,281	5,149	3.62
Total interest-bearing liabilities	$1,629,310	17,767	1.09	$1,443,401	19,727	1.37	$1,427,670	23,578	1.65

Noninterest-bearing demand deposits	$518,406			$412,039			$316,110
Other noninterest-bearing liabilities	36,982			28,460			26,558
Total liabilities	$2,184,698			$1,883,900			$1,770,338

Stockholders' equity	145,906			141,793			136,700
Total liabilities and stockholders' equity	$2,330,604			$2,025,693			$1,907,038

Net interest income		$66,710			$59,532			$54,629

Net interest spread			2.75%			2.81%			2.76%

Net interest margin			3.03%			3.14%			3.08%

Ratio of average interest earning assets to average interest-bearing liabilities	135.04%			131.37%			124.25%

(1)	Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

(4)

In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of government-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the years ended December 31, 2013, 2012 and 2011, this totaled $0.0 million, $0.0 million, and $2.5 million, respectively. During the second quarter of 2011, SBA removed the recourse provision for sales which allowed for sale accounting treatment at the time of sale; thus, the decline in average balance.

The Company’s components of change in net interest income are presented in the following table:

	For the years ended December 31, 2013, 2012 and 2011

	Inc./(Dec.)	Components		Inc./(Dec.)	Components
	from	of Change (1)		from	of Change (1)
	Prior Year	Rate	Volume	Prior Year	Rate	Volume
	2013 vs. 2012			2012 vs. 2011
	(dollars in thousands)			(dollars in thousands)
INTEREST INCOME
Federal funds sold	$13	$(3)	$16	$(86)	$6	$(92)
Interest-bearing deposits at other financial institutions	(103)	(33)	(70)	(27)	(263)	236
Investment securities (2)	1,872	(366)	2,238	1,924	(506)	2,430
Restricted investment securities	52	21	31	(51)	(37)	(14)
Gross loans/leases receivable (2) (3) (4) (5)	3,384	(6,754)	10,138	(1,444)	(3,701)	2,257

Total change in interest income	$5,218	$(7,135)	$12,353	$316	$(4,501)	$4,817

INTEREST EXPENSE
Interest-bearing demand deposits	$(800)	$(1,327)	$527	$(1,248)	$(1,359)	$111
Time deposits	(704)	(1,174)	470	(1,472)	(1,328)	(144)
Short-term borrowings	45	53	(8)	(42)	(88)	46
Federal Home Loan Bank advances	(417)	(628)	211	(692)	(336)	(356)
Junior subordinated debentures	104	5	99	(189)	(189)	-
Other borrowings (5)	(188)	(318)	130	(208)	(26)	(182)

Total change in interest expense	$(1,960)	$(3,389)	$1,429	$(3,851)	$(3,326)	$(525)

Total change in net interest income	$7,178	$(3,746)	$10,924	$4,167	$(1,175)	$5,342

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

(5)

In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of government-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings.  For the years ended December 31, 2013, 2012, and 2011, this totaled $0.0 million, $0.0 million, and $2.5 million, respectively. During the second quarter of 2011, SBA removed the recourse provision for sales which allowed sale accounting treatment at the time of the sale; thus, the decline in average balance.

The Company’s operating results are also impacted by various sources of noninterest income, including trust department fees, investment advisory and management fees, deposit service fees, gains from the sales of residential real estate loans and government guaranteed loans, earnings on BOLI, and other income. Offsetting these items, the Company incurs noninterest expenses which include salaries and employee benefits, occupancy and equipment expense, professional and data processing fees, FDIC and other insurance expense, loan/lease expense, and other administrative expenses.

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses (also referred to as “allowance for estimated losses on loans/leases” or “allowance”). The Company’s allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, governmental guarantees, payment status, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the economic health of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan/lease portfolio, it enhances its methodology accordingly. Management may report a materially different amount for the provision in the statement of operations to change the allowance if its assessment of the above factors were different. The discussion regarding the Company’s allowance should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere in this Form 10-K, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition – Allowance for Estimated Losses on Loans/Leases.” Although management believes the level of the allowance as of December 31, 2013 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

The Company’s assessment of other-than-temporary impairment of its available-for-sale securities portfolio is another critical accounting policy as a result of the level of judgment required by management. Available-for-sale securities are evaluated to determine whether declines in fair value below their cost are other-than-temporary. In estimating other-than-temporary impairment losses management considers a number of factors including, but not limited to: (1) the length of time and extent to which the fair value has been less than amortized cost; (2) the financial condition and near-term prospects of the issuer; (3) the current market conditions; and (4) the intent of the Company to not sell the security prior to recovery and whether it is not more-likely-than-not that the Company will be required to sell the security prior to recovery. The discussion regarding the Company’s assessment of other-than-temporary impairment should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere in this Form 10-K.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, and 2011

OVERVIEW. Net income attribute to QCR Holdings, Inc. for 2013 was $14.9 million, or EPS of $2.08 after preferred stock dividends of $3.2 million. Comparing 2013 to 2012, annual earnings grew 18%, and EPS increased 12%. Net interest income grew $6.5 million, or 11%, in 2013 with the acquisition of CNB and organic growth in the Company’s legacy markets. Provision increased $1.6 million, or 36%, as the Company added specific allowances to several existing nonperforming loans as workouts of those loans continued to progress. Noninterest income jumped $9.2 million, or 55%, propelled by acquisition-related gains of $4.1 million (bargain purchase gain of $1.8 million and the gains on branch sales of $2.3 million), growth in wealth management fee income of $1.5 million, increased gains on sales of government guaranteed portions of loans of $1.1 million, as well as increases across many of the core recurring noninterest income sources as a result of the acquisition of CNB. Noninterest expenses grew $12.2 million, or 23%, in 2013. Acquisition and data conversion costs totaled $2.4 million for the year. The addition of CNB’s cost structure contributed to increased costs for more than half of the year.

Net income attributable to QCR Holdings, Inc. for 2012 was $12.6 million, or EPS of $1.85 after preferred stock dividends of $3.5 million. Comparing 2012 to 2011, annual earnings grew 30%, and EPS more than doubled. Net interest income grew $3.5 million, or 6%, as growth and shift in mix of earning assets and funding outpaced the impact of declining yields on loans and securities. Provision declined $2.2 million as loan quality continued to improve. Noninterest income fell $841 thousand which was primarily the result of increased losses on other real estate owned (“OREO”) as most of the other recurring sources realized modest gains year-over-year. Noninterest expenses grew $1.3 million, or 2%, during 2012. The large majority of this increase was salaries and employee benefits as health insurance costs continued to increase, incentive compensation grew due to improved financial performance, and the continuation of customary annual salary and benefits increases across the employee base.

INTEREST INCOME. For 2013, interest income grew $4.5 million, or 6%, with the addition of the CNB’s earning assets (approximately $255.9 million at acquisition which was later reduced by the branch sales in October 2013). In total, the Company’s average interest-earning assets increased $304.1 million, or 16%, year-over-year. This growth more than offset the continued impact of declining yields on loans and securities. Average loans/leases grew 17% and average securities jumped 16%. Of the latter, the Company continued to grow and diversify its securities portfolio, included increasing its portfolio of tax exempt municipal securities. The large majority of these are privately placed debt issuances located in the Midwest and require a thorough underwriting process before investment. Execution of this strategy has led to increased interest income on a tax equivalent basis over the past several years. Management understands that this strategy has extended the duration of its securities portfolio and continually evaluates the combined benefit of increased interest income and reduced effective income tax rate and the impact on interest rate risk.

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

INTEREST EXPENSE. Comparing 2013 to 2012, interest expense declined $2.0 million, or 10%, year-over-year. Average interest-bearing liabilities grew 13% in 2013 with most of this in deposits as borrowings were flat. The acquisition of CNB was the primary contributor to the deposit growth. More than offsetting the growth, the Company was successful in continuing to manage down its cost of funds as follows:

●	Continued reduction of interest rates paid across all deposits without runoff (the average cost of interest-bearing deposits fell from 0.61% for 2012 to 0.44% for 2013);
●	The impact of the aforementioned balance sheet restructuring strategies executed in 2012 and 2013; and
●	Continued shift of funding from borrowings (higher cost of funds) to deposits.

Comparing 2012 to 2011, interest expense declined $3.9 million, or 16%, year-over-year. With average interest-bearing liabilities increasing slightly, the following were major contributors to the decline in interest expense:

●	Continued reduction of interest rates paid across all deposits without runoff (the average cost of interest-bearing deposits fell from 1.00% for 2011 to 0.61% for 2012);
●	The impact of the aforementioned balance sheet restructuring strategies executed in 2011 and 2012; and
●	Continued shift of funding from wholesale borrowings and brokered and other time deposits to core deposits, including non-interest bearing deposits.

The Company’s management intends to continue to shift the mix of funding from wholesale funds to core deposits including noninterest-bearing deposits. Continuing this trend will strengthen the Company’s franchise value, reduce funding costs, and increase fee income opportunities through deposit service charges.

PROVISION FOR LOAN/LEASE LOSSES. The provision is established based on a number of factors, including the Company’s historical loss experience, delinquencies and charge-off trends, the local and national economy and the risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company’s provision totaled $5.9 million for 2013 which was an increase of $1.6 million, or 36%, from 2012. Despite another drop in nonperforming loans (decline of $4.9 million, or 19%) in 2013, the Company had an increased need for specific reserves for certain existing nonperforming loans as the workouts of these loans progressed.

Comparing 2012 to 2011, the Company’s provision declined $2.2 million, or 34%, from $6.6 million for 2011 to $4.4 million for 2012. The decline was the result of continued improvement in loan quality as evidenced by a declining trend in the level of classified and criticized loans (see table and further discussion in the Allowance for Estimated Losses on Loans/Leases section). This trend translated over to nonperforming loans/leases, as the Company’s level of nonperforming loans/leases declined $6.6 million, or 21%, from 2011 to 2012.

The Company had an allowance of 1.47% of total gross loans/leases at December 31, 2013, compared to 1.55% of total gross loans/leases at December 31, 2012, and compared to 1.56% of total gross loans/leases at December 31, 2011. In accordance with generally accepted accounting principles for acquisition accounting, the acquired CNB loans were recorded at fair value; therefore, there was no allowance associated with CNB’s loans at acquisition. Further, the Company’s allowance to total nonperforming loans/leases was 105% at December 31, 2013, which was up from 78% at December 31, 2012, and up from 59% at December 31, 2011.

NONINTEREST INCOME. The following tables set forth the various categories of noninterest income for the years ended December 31, 2013, 2012, and 2011.

	Years Ended
	December 31, 2013	December 31, 2012	$ Change	% Change

Trust department fees	$4,941,681	$3,632,278	$1,309,403	36.0%
Investment advisory and management fees, gross	2,580,140	2,361,159	218,981	9.3
Deposit service fees	4,267,162	3,485,929	781,233	22.4
Gains on sales of residential real estate loans	836,065	1,388,142	(552,077)	(39.8)
Gains on sales of government guaranteed portions of loans	2,148,979	1,069,565	1,079,414	100.9
Earnings on bank-owned life insurance	1,786,023	1,609,208	176,815	11.0
Credit card fees, net of processing costs	174,258	599,164	(424,906)	(70.9)
Subtotal	$16,734,308	$14,145,445	$2,588,863	18.3
Bargain purchase gain on Community National Acquisition	1,841,385	-	1,841,385	100.0
Gains on sales of certain Community National Bank branches	2,334,216	-	2,334,216	100.0
Securities gains, net	432,492	104,600	327,892	313.5
Losses on other real estate owned, net	(545,340)	(1,332,972)	787,632	(59.1)
Other	5,016,767	3,704,222	1,312,545	35.4
Total noninterest income	$25,813,828	$16,621,295	$9,192,533	55.3%

	Years Ended
	December 31, 2012	December 31, 2011	$ Change	% Change

Trust department fees	$3,632,278	$3,368,995	$263,283	7.8%
Investment advisory and management fees, gross	2,361,159	2,108,918	252,241	12.0
Deposit service fees	3,485,929	3,493,001	(7,072)	(0.2)
Gains on sales of residential real estate loans	1,388,142	999,162	388,980	38.9
Gains on sales of government guaranteed portions of loans	1,069,565	1,565,881	(496,316)	(31.7)
Earnings on bank-owned life insurance	1,609,208	1,445,891	163,317	11.3
Credit card fees, net of processing costs	599,164	500,544	98,620	19.7
Subtotal	$14,145,445	$13,482,392	$663,053	4.9
Securities gains, net	104,600	1,472,528	(1,367,928)	100.0
Losses on other real estate owned, net	(1,332,972)	(374,910)	(958,062)	255.5
Other	3,704,222	2,881,868	822,354	28.5
Total noninterest income	$16,621,295	$17,461,878	$(840,583)	(4.8)%

Trust department fees continue to be a significant contributor to noninterest income. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts. Part of this increase stems from the addition of CNB’s trust department for more than half of the year. As the markets have strengthened with the national economy’s recovery from recession, the Company’s fee income has experienced similar growth. In recent years, the Company has been successful in expanding its customer base which has helped to drive the recent increases in fee income.

In recent years, management has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as leverage of and collaboration among existing resources (including the aforementioned trust department). CNB did not provide investment advisory and management services; however, the Company expects to leverage its existing infrastructure to efficiently offer these services in the communities served by CNB. Similar to trust department fees, these fees are largely determined based on the value of the investments managed. And, similar to the trust department, the Company has had some success in expanding its customer base which has helped to drive the recent increases in fee income.

As management focuses on growing fee income, expanding market share in trust and investment advisory services will continue to be a primary strategic focus.

Deposit service fees expanded 22% in 2013 largely due to the addition of CNB’s deposits for more than half of the year. The Company has placed an emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits as the latter tends to be lower in interest cost and higher in service fees. A large component of this shift and growth over the past several years has been non-interest bearing correspondent bank deposits. The majority of these deposits include a variety of services (processing of cash letter items, wire transfer services, safekeeping of securities, etc.) and the Company has offered a reduction of fees charged for these services if the correspondent bank carries a certain level of non-interest bearing deposits. With loan demand weak and liquidity strong across the correspondent bank customer portfolio, the correspondent bank customers have carried higher deposits to maximize the reduction of fees. The Company has continually reviewed the fees charged on all deposit-related services and has consistently increased fees across the board to be in line with or to lead the market. In addition, the Company continually evaluates the level of fee reduction and compensating balances for the aforementioned correspondent bank deposits and restructured the program to minimize the reduction of fees beginning in 2013. The Company plans to continue the shift in mix of deposits and to focus on growing deposit service fees.

Regarding gains on sales of residential mortgages, the Company experienced fluctuation as refinancing activity was slow in 2011, rebounded in 2012 as the yield curve flattened further driving down longer-term interest rates and allowing opportunities for refinancing, and slowed again in 2013 as the yield curve steepened and longer-term interest rates increased.

As one of its core strategies, the Company continues to leverage its small business lending expertise by taking advantage of programs offered by the SBA and the USDA. The Company’s portfolio of government guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government guaranteed portion on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government guaranteed portions of loans tends to fluctuate depending on the demand for small business loans that fit the criteria for the government guarantee. Further, some of the transactions can be large and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can be large. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing. Despite the fluctuation, the Company will continue to focus on growing small business lending and selling the government guaranteed portion as it continues to be beneficial.

Earnings on BOLI experienced strong growth over the past two years. With the acquisition of CNB, the Company acquired $4.6 million of BOLI. Additionally, the Company purchased additional BOLI in 2011 totaling $7.0 million, and another $2.0 million in 2012. Yields on BOLI (based on a simple average and excluding impact of federal income tax exemption) were 3.65% for 2013, 3.67% for 2012, and 3.83% for 2011. Notably, a small portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity market. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Credit card fees, net of processing costs, declined 71% in 2013 as a direct result of the sale of QCBT’s credit card issuing operations on January 31, 2013. See Note 23 to the consolidated financial statements for further discussion of this sale.

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

In October 2013, the Company sold certain assets and liabilities of certain branches of CNB for a pre-tax gain on sale of $2.3 million. Specifically, the Company sold certain assets and liabilities of the two Mason City, Iowa branches, including deposits of $55 million and loans of $23 million, for a pre-tax gain on sale of $874 thousand. Additionally, the Company sold certain assets and liabilities of the two Austin, Minnesota branches, including deposits of $36 million and loans of $32 million, for a pre-tax gain on sale of $1.4 million. See Note 2 to the consolidated financial statements for additional information regarding these branch sales.

During the third quarter of 2013, QCBT sold $31.2 million of a mix of government-sponsored residential mortgage-backed securities, government-sponsored agency securities, and one smaller individual trust preferred security at a pre-tax gain on sale of $417 thousand. In turn, QCBT reinvested the sales proceeds back into a blend of government-sponsored agency securities and residential mortgage-backed securities at a higher yield with modest duration extension. During the third quarter of 2011, as a result of favorable market conditions, QCBT sold $8.6 million of government agency securities for a pre-tax gain totaling $444 thousand. The related sales proceeds were reinvested into residential mortgage-backed securities with higher yields and similar credit risk to the sold securities. Similarly, as a result of favorable market conditions, RB&T sold $8.3 million of government agency securities for a pre-tax gain totaling $149 thousand. The sales proceeds were utilized to diversify RB&T’s securities portfolio and fund loan growth. Separately, during the first quarter of 2011, in an effort to offset the $832 thousand of fees for prepaying $15.0 million of FHLB advances, QCBT sold $37.4 million of government agency securities for a pre-tax gain totaling $880 thousand. See detailed discussion of this restructuring transaction in the Net Interest Income and Margin section earlier in Management’s Discussion and Analysis.

In 2013, the Company wrote down one existing individual OREO property by $463 thousand as a result of a further decline in appraised value. The remaining $82 thousand consisted of small losses on the sales of several properties. In 2012, the Company incurred elevated levels of write-downs of existing OREO as the result of further declines in appraised values of certain properties. Of the total losses on OREO for 2012, the Company wrote down $1.2 million of existing OREO and recognized losses on sales of $173 thousand. Management continues to proactively manage its OREO portfolio in an effort to sell timely at minimal loss.

The following table sets forth the various categories of other noninterest income for the years ended December 31, 2013, 2012, and 2011.

	Years Ended
	December 31, 2013	December 31, 2012	$ Change	% Change
Gain on sale of credit card portfolio	$495,405	$-	$495,405	100.0%
Gain on sale of credit card issuing operations	355,268	-	355,268	100.0
Gain on sale of certain nonperforming loans	575,506	-	575,506	100.0
Gain on sale of equity interest	-	580,000	(580,000)	(100.0)
Debit card fees	991,300	951,200	40,100	4.2
Fees on interest rate swaps on commercial loans	104,560	616,018	(511,458)	(83.0)
Miscellaneous	2,494,728	1,557,004	937,724	60.2
Other noninterest income	$5,016,767	$3,704,222	$1,312,545	35.4%

	Years Ended
	December 31, 2012	December 31, 2011	$ Change	% Change
Gain on sale of equity interest	$580,000	$-	$580,000	100.0%
Debit card fees	951,200	970,800	(19,600)	(2.0)
Fees on interest rate swaps on commercial loans	616,018	39,160	576,858	1,473.1
Miscellaneous	1,557,004	1,871,908	(314,904)	(16.8)
Other noninterest income	$3,704,222	$2,881,868	$822,354	28.5%

During the first quarter of 2013, QCBT sold its credit card loan portfolio for a pre-tax gain on sale of $495 thousand. In addition, QCBT sold its credit card issuing operations to the same purchaser for a pre-tax gain on sale of $355 thousand. The latter was the primary reason for the decline in the credit card fees, net of processing costs, during 2013.

In December 2013, QCBT sold certain related nonperforming loans at a gain of $576 thousand.

In recent years, as a result of the sustained historically low interest rate environment, CRBT introduced the execution of interest rate swaps on select commercial loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while CRBT receives a variable interest rate as well as an upfront fee dependent upon the pricing. CRBT executed several interest rate swaps in 2012 which generated strong fee income. Management believes that these swaps help position CRBT more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks as the circumstances are appropriate for the borrower and the Company.

In 2012, the Company recognized $580 thousand pre-tax gain on the sale of a small equity interest in a company that provided data processing services to the Company’s merchant credit card acquiring business that was previously sold in 2008.

NONINTEREST EXPENSES. The following tables set forth the various categories of noninterest expenses for the years ended December 31, 2013, 2012, and 2011.

	Years Ended
	December 31, 2013	December 31, 2012	$ Change	% Change

Salaries and employee benefits	$37,510,318	$33,274,509	$4,235,809	12.7%
Occupancy and equipment expense	6,712,468	5,635,257	1,077,211	19.1
Professional and data processing fees	6,424,594	4,317,939	2,106,655	48.8
FDIC and other insurance	2,587,041	2,330,611	256,430	11.0
Loan/lease expense	1,521,523	1,041,824	479,699	46.0
Advertising and marketing	1,726,314	1,445,476	280,838	19.4
Postage and telephone	1,069,142	959,708	109,434	11.4
Stationery and supplies	562,301	541,122	21,179	3.9
Bank service charges	1,144,757	853,895	290,862	34.1
Subtotal	$59,258,458	$50,400,341	$8,858,117	17.6
Acquisition and data conversion costs	2,353,162	-	2,353,162	100.0
Other-than-temporary impairment losses on securities	-	62,400	(62,400)	(100.0)
Other	2,821,038	1,796,206	1,024,832	57.1
Total noninterest expense	$64,432,658	$52,258,947	$12,173,711	23.3%

	Years Ended
	December 31, 2012	December 31, 2011	$ Change	% Change

Salaries and employee benefits	$33,274,509	$30,365,020	$2,909,489	9.6%
Occupancy and equipment expense	5,635,257	5,297,949	337,308	6.4
Professional and data processing fees	4,317,939	4,461,187	(143,248)	(3.2)
FDIC and other insurance	2,330,611	2,698,282	(367,671)	(13.6)
Loan/lease expense	1,041,824	2,160,674	(1,118,850)	(51.8)
Advertising and marketing	1,445,476	1,288,797	156,679	12.2
Postage and telephone	959,708	937,557	22,151	2.4
Stationery and supplies	541,122	516,873	24,249	4.7
Bank service charges	853,895	725,717	128,178	17.7
Subtotal	$50,400,341	$48,452,056	$1,948,285	4.0
Prepayment fees on Federal Home Loan Bank advances	-	832,099	(832,099)	100.0
Other-than-temporary impairment losses on securities	62,400	118,847	(56,447)	(47.5)
Other	1,796,206	1,589,650	206,556	13.0
Total noninterest expense	$52,258,947	$50,992,652	$1,266,295	2.5%

Management places strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency. The addition of CNB’s cost structure impacted the Company’s noninterest expenses. Management executed on its integration plan throughout 2013 to help increase efficiency and realize cost savings.

Salaries and employee benefits, which is the largest component of noninterest expense, increased 13% and 10% in 2013 and 2012, respectively. For 2013, the increase was largely due to the addition of CNB’s cost structure for more than half of the year. Excluding the impact of CNB, the Company’s increases were largely the result of:

●	Customary annual salary and benefits increases for the majority of the Company’s employee base in 2013 and 2012.
●	Continued increases in health insurance-related employee benefits for the majority of the Company’s employee base.
●	Higher accrued incentive compensation based on improved financial performance in 2012 and 2013.
●

Targeted talent additions in late 2011 and early 2012. Specifically, the Company added four business development officers (three in the Wealth Management Division and one in the Correspondent Banking Division) in an effort to continue to grow market share.

Occupancy and equipment expense increased in 2013 due to the addition of CNB’s branch network. At acquisition, CNB had eight branches, and the Company sold four in early October and closed one in December. Additionally, over the past two years, the Company incurred increased equipment cost with the purchases of additional technology for enhanced customer service and improved fraud detection and prevention systems. In addition, the largest branch office of RB&T was renovated in 2012 to allow for existing and future expansion.

Professional and data processing fees jumped 48% in 2013 compared to 2012. This increase was due to the addition of CNB’s cost structure and increased legal fees for a longstanding legal matter concerning a past nonperforming loan that experienced increased litigation activity in 2013. The Company, the plaintiff in the litigation, was awarded judgment in an amount to be paid by the defendant. The defendant, however, appealed the court’s decision in January 2014. Management will continue to focus on minimizing one-time costs and driving those recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

FDIC and other insurance expense has generally fallen over the past several years since the FDIC modified its assessment calculation to more closely align with bank performance and risk. The increase in 2013 was primarily the result of adding CNB for more than half of the year.

Loan/lease expense fluctuated significantly over the past two years with a 46% increase during 2013, and a 52% decline in 2012. Some of the increase in 2013 was the result of adding CNB’s cost structure. In addition, the Company incurred elevated levels of expense at the legacy banks for certain existing nonperforming loans as workouts progressed. Generally, loan/lease expense has a direct relationship with the level of nonperforming loans/leases; however, it may deviate depending upon the individual nonperforming loans/leases. Management expects these historically elevated levels of expense to continue to decline in line with the declining trend in nonperforming loans/leases.

The Company incurred additional expenses for advertising and marketing during 2013 and 2012 in an effort to gain market share across all four markets the Company serves. Part of the increase in 2013 was the addition of CNB’s cost structure for more than half of the year.

Bank service charges, which include costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased significantly over the past two years. The increase was due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio over the past two years.

With the acquisition of Community National on May 13, 2013, the Company incurred costs related to the acquisition including professional fees (legal, investment banking, accounting), data conversion costs (including both the de-conversion of the sold branches and the conversion of the remaining branches), and compensation costs for retained and severed employees. In accordance with generally accepted accounting principles, the Company expensed these costs as incurred.

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

During 2012, the Company’s evaluation of its securities portfolio for other-than-temporary impairment (“OTTI”) determined that two privately held equity securities experienced declines in fair value that were other-than-temporary. As a result, the Company wrote down the value of these securities and recognized losses in the amount of $62 thousand. Similarly, during 2011, the Company’s evaluation determined that two privately held equity securities experienced declines in fair value that were other-than-temporary and the Company wrote down the value of these securities and recognized losses in the amount of $119 thousand. There were no OTTI losses in 2013.

INCOME TAX EXPENSE. The provision for income taxes was $4.6 million for 2013, or an effective tax rate of 23.6%, compared to $4.5 million for 2012, or an effective tax rate of 25.7%, and compared to $3.9 million for 2011, or an effective tax rate of 27.6%. The declines in the effective tax rate were primarily the result of the following:

●

The continued increases in tax-exempt income for securities and BOLI. For securities, tax-exempt interest income on municipal securities grew 137% in 2012 and 77% in 2013. This growth rate outpaced the growth rate of the Company’s taxable income.

●	The continued application of tax credits that were acquired in the third quarter of 2011.

FINANCIAL CONDITION

OVERVIEW. Following is a table that represents the major categories of the Company’s balance sheet.

	As of December 31,
	2013		2012		2011
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$114,431	5%	$110,488	5%	$100,673	5%
Securities	697,210	29%	602,239	29%	565,229	29%
Net loans/leases	1,438,832	60%	1,267,462	61%	1,181,956	60%
Other assets	144,480	6%	113,541	5%	118,752	6%
Total assets	$2,394,953	100%	$2,093,730	100%	$1,966,610	100%

Total deposits	$1,646,991	69%	$1,374,114	66%	$1,205,458	61%
Total borrowings	563,381	24%	547,758	26%	590,603	30%
Other liabilities	37,004	1%	31,424	1%	26,116	1%
Total stockholders' equity	147,577	6%	140,434	7%	144,433	8%
Total liabilities and stockholders' equity	$2,394,953	100%	$2,093,730	100%	$1,966,610	100%

In 2013, total assets grew $301.2 million, or 14%, as a result of the acquisition of CNB and organic growth in the Company’s legacy markets. Specifically, excluding the impact of the branch sales, the Company grew loans/leases $225.8 million, or 18%, during 2013. Additionally, the Company grew its securities portfolio $95.0 million, or 16%, during 2013 with most of this growth in tax-exempt municipal securities. The earning asset growth was funded primarily by deposits which grew $363.9 million, or 26%, excluding the impact of the branch sales.

In 2012, total assets grew $127.1 million, or 6%. The Company grew its net loan/lease portfolio $85.5 million, or 7%, and its securities portfolio $37.0 million, or 7%, during 2012. The asset growth was funded by strong and continued growth of the Company’s deposit portfolio (as balances grew $168.7 million, or 14%) partially offset by a reduction in federal funds purchased.

INVESTMENT SECURITIES. The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return. With the strong growth in deposits more than outpacing the loan growth in recent years, the Company has grown and diversified its securities portfolio, including increasing the portfolio of agency sponsored residential mortgage-backed securities as well as more than tripling the portfolio of municipal securities. Of the latter, the large majority are privately placed debt issuances by municipalities located in the Midwest (with some in or near the Company’s existing markets) and require a thorough underwriting process before investment. As the portfolio has grown over the recent years, management has elevated its focus on maximizing return while minimizing credit and interest rate risk. Additionally, management will continue to diversify the portfolio with further growth strictly dictated by the pace of growth in deposits and loans. Ideally, management expects to fund future loan growth partially with cashflow from the securities portfolio (calls and maturities of government sponsored agencies, paydowns on residential mortgage-backed securities, and/or targeted sales of securities that meet certain criteria as defined by management).

Following is a breakdown of the Company’s securities portfolio by type as of December 31, 2013, 2012, and 2011.

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$356,473	51%	$338,609	56%	$428,955	76%
Residential mortgage-backed and related securities	157,429	23%	163,601	27%	108,854	19%
Municipal securities	180,361	26%	97,615	17%	25,689	5%
Trust preferred securities	-	0%	139	0%	81	0%
Other securities	2,947	0%	2,275	0%	1,650	0%
	$697,210	100%	$602,239	100%	$565,229	100%

As a % of Total Assets	29.11%		28.76%		28.74%
Net Unrealized Gains (Losses) as a % of Amortized Cost	-4.02%		1.44%		1.38%
Duration (in years)	4.7		2.8		1.8

As a result of an increase in longer-term interest rates in 2013, the Company’s fair value of its securities portfolio switched from a net unrealized gain position (approximately 1.4% of amortized cost at the end of 2012 and 2011) to a net unrealized loss position (approximately 4.0% at the end of 2013). Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in 2013.

The duration of the securities portfolio has lengthened over the past two years for two reasons:

●

A portion of the government-sponsored agency securities contain call options at the discretion of the issuer whereby the issuer can call the security at par at certain times which vary by individual security. With the sharp increase in longer-term rates in 2013, the duration of these callable agency securities lengthened as the likelihood of a call became remote.

●

The increased investment in tax-exempt municipal securities which tend to be longer term (average maturity is approximately 7 years). Management understands that this extended the duration of its securities portfolio and continually evaluates the combined benefit of increased interest income and reduced effective income tax rate and the impact on interest rate risk.

The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities. Additionally, the Company has not invested in the types of securities subject to the Volcker Rule (a provision of the Dodd-Frank Act).

See Note 3 to the consolidated financial statements for additional information regarding the Company’s investment securities.

LOANS/LEASES. The Company’s gross loan/lease portfolio grew $171.4 million, or 13%, during 2013. Excluding the impact of the branch sales, the Company grew loans/leases $225.8 million, or 18%, during 2013. With the addition of CNB’s loan portfolio and organic growth at the Company’s legacy markets, the mix of loans/leases was relatively flat from 2012 to 2013.

The Company’s gross loan/lease portfolio grew $86.6 million, or 7%, from $1.20 billion at December 31, 2011, to $1.29 billion at December 31, 2012. The growth was spread out over commercial and industrial loans ($43.5 million, or 12%), owner-occupied commercial real estate loans ($37.1 million, or 22%), residential real estate loans ($17.5 million, or 18%), and direct financing leases ($10.5 million, or 11%). Partially offsetting this growth, commercial construction loans ($15.4 million, or 26%) and other non-owner occupied commercial real estate loans ($4.9 million, or 1%) declined. The shift in mix within the commercial loan portfolio in 2012 was favorable as commercial construction and other non-owner commercial real estate loans are historically riskier than commercial and industrial and owner-occupied commercial real estate loans.

The mix of loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial and industrial loans	$431,688	30%	$394,244	31%	$350,794	29%	$365,625	31%	$441,536	36%
Commercial real estate loans	671,753	46%	593,979	46%	577,804	48%	553,717	47%	556,007	45%
Direct financing leases	128,902	9%	103,686	8%	93,212	8%	83,010	7%	90,059	7%
Residential real estate loans	147,356	10%	115,582	9%	98,107	8%	82,197	7%	70,608	6%
Installment and other consumer loans	76,034	5%	76,720	6%	78,223	7%	86,240	8%	84,271	6%
Total loans/leases	$1,455,733	100%	$1,284,211	100%	$1,198,140	100%	$1,170,789	100%	$1,242,481	100%

Plus deferred loan/lease origination costs, net of fees	4,547		3,176		2,605		1,750		1,839
Less allowance for estimated losses on loans/leases	(21,448)		(19,925)		(18,789)		(20,365)		(22,505)
Net loans/leases	$1,438,832		$1,267,462		$1,181,956		$1,152,174		$1,221,815

Historically, the Company structures most residential real estate loans to conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell the loans on the secondary market avoiding the interest rate risk associated with longer term fixed rate loans and recognizing noninterest income for the gain on sale. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans in the table above. Historically, the subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature or adjust in one to five years, and then retain these loans in their portfolios. During 2011 and 2012, the Company originated and held a limited amount of 15-year fixed rate residential real estate loans that met certain credit guidelines. In 2013, the Company discontinued this specific strategy to originate and hold certain 15-year fixed residential real estate loans. The remaining residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans. In addition, the Company has not originated any subprime, Alt-A, no documentation, or stated income residential real estate loans throughout its history.

The following tables set forth the remaining maturities by loan/lease type as of December 31, 2013 and 2012. Maturities are based on contractual dates.

	As of December 31, 2013
				Maturities After One Year
	Due in one year or less	Due after one through 5 years	Due after 5 years	Predetermined interest rates	Adjustable interest rates
	(dollars in thousands)
Commerical and industrial loans	$159,145	$199,936	$72,607	$172,889	$99,654
Commercial real estate loans	111,686	407,750	152,317	421,568	138,499
Direct financing leases	4,292	117,106	7,504	124,610	-
Residential real estate loans	3,213	2,558	141,585	100,492	43,651
Installment and other consumer loans	17,935	49,612	8,487	30,999	27,100
	$296,271	$776,962	$382,500	$850,558	$308,904
Percentage of total loans/leases	20%	54%	26%	73%	27%

	As of December 31, 2012
				Maturities After One Year
	Due in one year or less	Due after one through 5 years	Due after 5 years	Predetermined interest rates	Adjustable interest rates
	(dollars in thousands)
Commerical and industrial loans	$183,891	$147,051	$63,302	$117,183	$93,170
Commercial real estate loans	135,789	328,703	129,487	322,114	136,076
Direct financing leases	4,256	95,675	3,755	99,430	-
Residential real estate loans	1,717	2,253	111,612	75,573	38,292
Installment and other consumer loans	33,132	38,566	5,022	23,322	20,266
	$358,785	$612,248	$313,178	$637,622	$287,804
Percentage of total loans/leases	28%	48%	24%	69%	31%

Over the past two years, the Company has seen modest extension of its overall loan/lease portfolio. With the growth in municipal securities and residential real estate loans, both of which are longer duration assets with fixed interest rates, it is important that the Company limits extension of the rest of the loan portfolio in an effort to limit exposure to rising rate scenarios. The strategy, discussed in the Noninterest Income section, for execution of interest rate swaps on commercial loans helps to offset the growth of the longer term fixed rate assets and maintain a favorable interest rate risk profile.

Management continues to focus on growing quality loans/leases and carefully monitors maturities and interest rate sensitivity of the current portfolio.

See Note 4 to the consolidated financial statements for additional information on the Company’s loan/lease portfolio.

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES. The allowance totaled $21.4 million at December 31, 2013, which was an increase of $1.5 million, or 8%, from $19.9 million at December 31, 2012. Provision totaled $5.9 million for 2013 and outpaced net charge-offs of $4.4 million (or 31 basis points of average loans/leases outstanding).

The allowance totaled $19.9 million at December 31, 2012, which was an increase of $1.1 million, or 6%, from $18.8 million at December 31, 2011. Provision totaled $4.4 million for 2012 and outpaced net charge-offs of $3.2 million, or 27 basis points of average loans/leases outstanding, which was the lowest level since 2008.

The following table summarizes the activity in the allowance.

	Years ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Average amount of loans/leases outstanding, before allowance for estimated losses on loans/leases	$1,425,364	$1,219,623	$1,177,705	$1,209,587	$1,222,493
Allowance for estimated losses on loans/leases:
Balance, beginning of fiscal period	$19,925	$18,789	$20,365	$22,505	$17,809
Charge-offs:
Commercial and industrial	(963)	(683)	(3,334)	(2,609)	(7,510)
Commercial real estate	(3,573)	(2,232)	(3,682)	(5,922)	(2,824)
Direct financing leases	(917)	(740)	(1,101)	(999)	(1,255)
Residential real estate	(162)	(4)	-	(35)	(314)
Installment and other consumer	(229)	(717)	(945)	(1,135)	(2,104)
Subtotal charge-offs	(5,844)	(4,376)	(9,062)	(10,700)	(14,007)
Recoveries:
Commercial and industrial	626	663	414	380	344
Commercial real estate	574	222	287	381	98
Direct financing leases	12	77	3	163	52
Residential real estate	17	-	-	-	40
Installment and other consumer	208	179	166	172	1,193
Subtotal recoveries	1,437	1,141	870	1,096	1,727
Net charge-offs	(4,407)	(3,235)	(8,192)	(9,604)	(12,280)
Provision charged to expense	5,930	4,371	6,616	7,464	16,976
Balance, end of fiscal year	$21,448	$19,925	$18,789	$20,365	$22,505

Ratio of net charge-offs to average loans/leases outstanding	0.31%	0.27%	0.70%	0.79%	1.00%

The adequacy of the allowance was determined by management based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, historical loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, government guarantees and other factors that, in management's judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on the increase/decrease in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all credits risk-rated less than “fair quality” and carrying aggregate exposure in excess of $100 thousand. The adequacy of the allowance was monitored by the credit administration staff and reported to management and the board of directors.

The Company continued the strengthening of its core loan portfolio as the levels of criticized and classified loans declined in 2013 and 2012, as reported in the following table.

	As of December 31,
Internally Assigned Risk Rating *	2013	2012	2011
	(dollars in thousands)
Special Mention (Rating 6)	$24,572	$22,056	$26,034
Substandard (Rating 7)	43,508	48,248	62,712
Doubtful (Rating 8)	-	-	-
	$68,080	$70,304	$88,746

Criticized Loans **	$68,080	$70,304	$88,746
Classified Loans ***	$43,508	$48,248	$62,712

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

The declining trend in criticized and classified loans over the past two years translated to a reduction in nonperforming loans/leases (consisting of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing troubled debt restructurings) of $4.9 million, or 19%, during 2013 and $6.6 million, or 21%, during 2012. Furthermore, nonperforming loans/leases have declined $27.3 million, or 57%, from their peak at September 30, 2010. See the table in the following section for further detail on nonperforming loans/leases and nonperforming assets. As a direct result, the level of allowance as a percentage of gross loans/leases has declined since 2009. Further, in accordance with generally accepted accounting principles for acquisition accounting, the acquired CNB loans were recorded at fair value; therefore, there was no allowance associated with CNB’s loans at acquisition. Additionally, the Company has strengthened its allowance as a percentage of nonperforming loans/leases. The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of nonperforming loans/leases as of December 31, 2013, 2012, and 2011.

	As of December 31,
	2013	2012	2011
Allowance / Gross Loans/Leases	1.47%	1.55%	1.56%
Allowance / Nonperforming Loans/Leases	104.70%	78.47%	58.70%

The following table presents the allowance for estimated losses on loans/leases by type and the percentage of loan/lease type to total loans/leases.

	As of December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial and industrial loans	5,649	26%	4,532	31%	4,878	29%	7,549	31%	6,239	36%
Commercial real estate loans	10,705	50%	11,070	46%	10,597	48%	9,087	47%	11,147	45%
Direct financing leases	2,517	12%	1,990	8%	1,339	8%	1,531	7%	1,681	7%
Residential real estate loans	1,396	7%	1,070	9%	705	8%	748	7%	737	6%
Installment and other consumer loans	1,181	5%	1,263	6%	1,270	7%	1,450	8%	2,407	6%
Unallocated	-	NA	-	NA	-	NA	-	NA	294	NA
	$21,448	100%	$19,925	100%	$18,789	100%	$20,365	100%	$22,505	100%

% - Represents the percentage of the certain type of loan/lease to total loans/leases

Although management believes that the allowance at December 31, 2013 was at a level adequate to absorb probable losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require additional increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and its leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 4 to the consolidated financial statements for additional information on the Company’s allowance.

NONPERFORMING ASSETS. The table below presents the amounts of nonperforming assets.

	As of December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Nonaccrual loans/leases (1) (2)	$17,878	$17,932	$18,995	$37,427	$28,742
Accruing loans/leases past due 90 days or more	84	159	1,111	320	89
Troubled debt restructures - accruing	2,523	7,300	11,904	3,405	1,201
Nonperforming loans/leases	20,485	25,391	32,010	41,152	30,032
Other real estate owned	9,729	3,955	8,386	8,535	9,286
Other repossessed assets	346	212	109	366	1,071
Nonperforming assets	$30,560	$29,558	$40,505	$50,053	$40,389

Nonperforming loans/leases to total loans/leases	1.40%	1.97%	2.67%	3.51%	2.41%
Nonperforming assets to total loans/leases plus reposessed property	2.08%	2.29%	3.35%	4.24%	3.22%
Nonperforming assets to total assets	1.28%	1.41%	2.06%	2.73%	2.27%
Texas ratio (3)	18.43%	18.68%	25.58%	33.57%	27.47%

(1)	Includes government guaranteed portions of loans, if applicable.
(2)

Includes troubled debt restructurings of $10.9 million at December 31, 2013, $5.7 million at December 31, 2012, $8.6 million at December 31, 2011, $12.6 million at December 31, 2010 and none at December 31, 2009.

(3)

Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance for Estimated Losses on Loans/Leases. Texas Ratio is a non-GAAP financial measure. Management included the ratio as it is considered by many investors and analysts to be a metric with which to analyze and evaluate asset quality. Other companies may calculate this ratio differently.

Historically, the large majority of the Company’s nonperforming assets consisted of nonaccrual loans/leases and OREO. For nonaccrual loans/leases, management thoroughly reviewed these loans/leases and provided specific allowances as appropriate. OREO is carried at the lower of carrying amount or fair value less costs to sell.

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

In 2013, the Company’s nonperforming assets increased $1.0 million, or 3%. Most of this increase was due to the addition of CNB’s nonperforming assets, which totaled $2.1 million at December 31, 2013. Excluding the impact of CNB, the Company’s nonperforming assets at its legacy charters experienced a decline of $1.0 million, or 4%. There was a shift in mix as accruing troubled debt restructurings (“TDRs”) fell $4.8 million and OREO grew $5.8 million. The decline in accruing TDRs was the result of improved performance on several larger credits. The growth in OREO was the result of foreclosure on the collateral securing two nonperforming loans at the Company’s legacy charters. Management continues to proactively manage its OREO portfolio in an effort to sell timely at minimal loss. In 2012, the Company’s nonperforming assets declined $10.9 million, or 27%, from 2011. A combination of improved performance and charge-offs contributed to this decrease.

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

DEPOSITS. Deposits grew $272.9 million, or 20%, during 2013. Excluding the impact of the branch sales, deposits grew $363.9 million, or 26%, in 2013. For 2012, deposits grew $168.7 million, or 14%. The table below presents the composition of the Company’s deposit portfolio.

	As of December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Noninterest bearing demand deposits	$542,566	33%	$450,660	33%	$357,184	30%
Interest bearing demand deposits	715,643	43%	588,912	43%	510,788	42%
Time deposits	326,852	20%	289,222	21%	292,575	24%
Brokered time deposits	61,930	4%	45,320	3%	44,911	4%
	$1,646,991	100%	$1,374,114	100%	$1,205,458	100%

The Company has been successful in shifting the deposit mix over the past two years with an increase in noninterest bearing deposits and declines in the percentage of brokered and retail time deposits. Specifically, QCBT continues to have success growing its correspondent banking business as noninterest bearing correspondent deposits have grown $103.3 million, or 69%, over the past two years to reach a total of $252.4 million at December 31, 2013. These increases and the Company’s overall strong liquidity position have allowed the Company to reduce the level and percentage of brokered and other time deposits which drives the reduction in the Company’s average cost of deposits. Management will continue to focus on growing its noninterest bearing deposit portfolio, including its correspondent banking business at QCBT, as well as shifting the mix from brokered and other higher cost deposits to lower cost core deposits. With the significant success achieved by QCBT in growing its correspondent banking business, QCBT has developed procedures to proactively monitor this industry concentration of deposits and loans. See discussion regarding policy limits on bank stock loans in the Lending/Leasing section under Item 1 – Business in Part I of this Form 10-K.

SHORT-TERM BORROWINGS. The subsidiary banks offer overnight repurchase agreements to some of their major customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of December 31,
	2013	2012	2011
	(dollars in thousands)

Overnight repurchase agreements with customers	$98,823	$104,943	$110,236
Federal funds purchased	50,470	66,140	103,300
	$149,293	$171,083	$213,536

The decline in overnight repurchase agreements with customers is a function of management directing some of these customer funds to deposit products which do not require collateral helping to free up additional liquidity for the Company. Regarding the Company’s federal funds purchased, this fluctuates based on the short-term funding needs of the Company’s subsidiary banks. See Note 7 to the consolidated financial statements for additional information on the Company’s short-term borrowings.

FHLB ADVANCES AND OTHER BORROWINGS. As a result of their memberships in the FHLB of Des Moines and Chicago, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. The subsidiary banks utilize FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provide a less costly source of funds than customer deposits. For 2013, FHLB advances increased $29.0 million, or 14%, as RB&T and CRBT borrowed overnight and other short-term advances for short-term funding needs because the cost of the FHLB advance was less than federal funds purchased. For 2012, FHLB advances declined slightly.

	As of December 31,
	2013	2012	2011
	(dollars in thousands)
Amount Due	$231,350	$202,350	$204,750
Weighted Average Interest Rate at Year-End	2.86%	3.45%	3.67%

See Note 8 to the consolidated financial statements for additional information regarding FHLB advances.

Other borrowings consist largely of wholesale structured repurchase agreements which the subsidiary banks utilize as an alternative funding source to FHLB advances and customer deposits. The table below presents the composition of the Company’s other borrowings.

	As of December 31,
	2013	2012	2011
	(dollars in thousands)
Wholesale structured repurchase agreements	$130,000	$130,000	$130,000
Term note	9,800	-	-
364-day revolving note	-	5,600	3,600
Series A subordinated notes	2,648	2,640	2,632
	$142,448	$138,240	$136,232

In order to fund the cash portion of the consideration for the acquisition and pay off the $3.95 million of Community National term debt at acquisition, the Company borrowed $4.4 million on its 364-day revolving note. The outstanding balance on the 364-day revolving note totaled $10.0 million until maturity at June 26, 2013. Upon maturity, the credit facility was restructured whereby the $10.0 million of outstanding debt was restructured into a secured 3-year term note with principal due quarterly and interest due monthly where the interest is calculated at the effective LIBOR rate plus 3.00% per annum (3.17% at December 31, 2013). Additionally, as part of the restructuring, the Company maintained a secured 364-day revolving credit note with availability of $10.0 million where the interest is calculated at the effective LIBOR rate plus 2.50% per annum. At December 31, 2013, the Company had not borrowed on this revolving credit note and had the full amount available.

For 2012, the increase in borrowing on the 364-day revolving note of $2.0 million was the result of funding needed to execute on the partial redemption of the Series F Preferred Stock previously issued to the Treasury under the SBLF program. For a detailed discussion of this partial redemption, see below.

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

	As of December 31,
	2013		2012
Maturity:	Amount Due	Weighted Average Interest Rate at Quarter-End	Amount Due	Weighted Average Interest Rate at Year-End
Year ending December 31:	(dollar amounts in thousands)
2013	$-	0.00%	$34,508	1.29%
2014	110,521	1.24	39,170	2.88
2015	41,000	2.00	66,000	2.59
2016	48,642	3.63	85,992	3.72
2017	43,075	3.43	46,000	3.70
2018	58,042	3.47	51,000	3.66
Thereafter	122,000	3.33	55,000	3.67
Total Wholesale Funding	423,280	2.72	377,670	3.20

STOCKHOLDERS’ EQUITY. The table below presents the composition of the Company’s stockholders’ equity, including the common and preferred equity components.

	As of December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Common stock	$8,006		$5,039		$4,879
Additional paid in capital - common	60,360		25,804		26,381
Retained earnings	64,637		53,327		44,586
Accumulated other comprehensive income (loss)	(13,644)		4,707		4,755
Noncontrolling interests	-		-		2,052
Less: Treasury stock	(1,606)		(1,606)		(1,606)
Total common stockholders' equity	117,753	80%	87,271	62%	81,047	56%

Preferred stock	30		55		65
Additional paid in capital - preferred	29,794		53,108		63,321
Total preferred stockholders' equity	29,824	20%	53,163	38%	63,386	44%
Total stockholders' equity	$147,577	100%	$140,434	100%	$144,433	100%
Tangible common equity* / total tangible assets	4.71%		4.02%		3.85%

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

The following table presents the details of the preferred stock issued and outstanding as of December 31, 2013 and 2012.

		As of December 31, 2013
	Date Issued	Aggregate Purchase Price	Stated Dividend Rate	Annual Dividend

Series E Non-Cumulative Convertible Perpetual Preferred Stock	June 2010	$-	7.00%	$-
Series F Non-Cumulative Perpetual Preferred Stock	September 2011	29,867,000	5.00%	1,493,350
		$29,867,000		$1,493,350

		As of December 31, 2012
	Date Issued	Aggregate Purchase Price	Stated Dividend Rate	Annual Dividend

Series E Non-Cumulative Convertible Perpetual Preferred Stock	June 2010	$25,000,000	7.00%	$1,750,000
Series F Non-Cumulative Perpetual Preferred Stock	September 2011	29,867,000	5.00%	1,493,350
		$54,867,000		$3,243,350

The Series E Noncumulative Convertible Perpetual Preferred Stock (the “Series E Preferred Stock”) was converted into the Company’s common stock on December 23, 2013. Pursuant to the terms of the Series E Preferred Stock, because the Company’s common stock price exceeded $17.22 for at least 20 trading days in a period of 30 consecutive trading days, the Company’s Board of Directors approved the conversion and the preferred stockholders were notified by mail on November 21, 2013. Each share of Series E Preferred Stock was converted into the number of shares of common stock that resulted from dividing $1,000 (the issuance price per share of the Series E Preferred Stock) by $12.15 (the conversion price per share). As a result of the conversion, the Company issued 2,057,502 shares of common stock.

Regarding the Series F Preferred Stock, non-cumulative dividends are payable quarterly, and the dividend rate is based on changes in the level of “Qualified Small Business Lending” or “QSBL” by the Company’s wholly owned bank subsidiaries, QCBT, CRBT and RB&T. Based upon the change in the subsidiary banks’ level of QSBL over the baseline level (as defined by the SBLF, the baseline is the average of QSBL for the last two quarters of 2009 and the first two quarters of 2010), the dividend rate for the first 10 calendar quarters may be adjusted to between 1% and 5%. For the 11th calendar quarter through 4.5 years after issuance, the dividend rate is fixed at between 1% and 5%, based upon the increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e. as of September 30, 2013), or is fixed at 7% if there is no increase or there is a decrease in QSBL during such period. In addition, beginning on April 1, 2014 and ending on April 1, 2016, if there is no increase or there is a decrease in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e. as of September 30, 2013), because of the Company’s participation in the CPP, the Company will be subject to an additional lending incentive fee of 2% per year, or 9% dividend rate. After 4.5 years from issuance, regardless of QSBL growth over baseline, the dividend rate will increase to 9%. As the Company did not increase the QSBL from the baseline level as of September 30, 2013, the Company’s dividend rate, including the additional 2% lending incentive fee, increased to 9% beginning with the dividend payment due April 1, 2014.

For 2011 through 2013, the Company reported a net decline in QSBL from the baseline; therefore, the dividend rate for all of the corresponding calendar quarters was 5%. The declines were primarily the result of the following:

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

●

The Company has participated in business lending with other community banks whereby another bank is the lead lender and participates portions of the loan to the Company’s subsidiary banks. These participations purchased are not eligible as QSBL per SBLF guidelines.

Since the baseline, the Company has grown its small business lending and continues to support the lending needs of small businesses, although some of this support may be ineligible as QSBL per SBLF guidelines. Regardless of eligibility, the Company will continue to focus strongly on small business lending.

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

See Note 11 to the consolidated financial statements for detail on the Company’s preferred stock.

The following table presents the rollforward of stockholders’ equity for the years ended December 31, 2013 and 2012, respectively.

	For the Years Ended December 31,
	2013	2012
	(dollars in thousands)
Beginning balance	$140,434	$144,433
Net income	14,938	13,106
Other comprehensive loss, net of tax	(18,351)	(48)
Preferred and common cash dividends declared	(3,627)	(3,877)
Issuance of 834,715 shares of common stock for acquisition of CNB, net	13,017	-
Redemption of 10,223 shares of Series F Preferred Stock	-	(10,223)
Purchase of noncontrolling interest	-	(4,782)
Other *	1,166	1,825
Ending balance	$147,577	$140,434

*Includes mostly common stock issued for options exercised and the employee stock purchase plans, as well as stock-based compensation.

The available for sale portion of the securities portfolio experienced a significant decline in fair value during 2013 as the result of the increase in longer term interest rates. See previous discussion in the “Investment Securities’ section.

See Note 2 to the consolidated financial statements for discuss on the acquisition of CNB and the issuance of common stock therewith.

See Note 22 to the consolidated financial statements for discussion on the acquisition of the noncontrolling interest in m2 which comprises the large majority of the total purchase of $4.8 million described above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $102.8 million during 2013, $98.6 million during 2012, and $128.0 million during 2011. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, structured repos, brokered time deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its residential mortgage-backed securities portfolio. At December 31, 2013, the subsidiary banks had 33 lines of credit totaling $351.3 million, of which $26.8 million was secured and $324.5 million was unsecured. At December 31, 2013, $315.3 million was available as $36.0 million was utilized for short-term borrowing needs at QCBT. At December 31, 2012, the subsidiary banks had 31 lines of credit totaling $311.7 million, of which $52.7 million was secured and $259.0 million was unsecured. At December 31, 2012, $271.7 million was available as $40.0 million was utilized for short-term borrowing needs at QCBT. The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company restructured its credit facility during the second quarter of 2013. Previously, the Company had a single $20.0 million secured revolving credit note with variable interest rate and a maturity of June 27, 2013 with $14.4 million available as the note carried an outstanding balance of $5.6 million. To help fund the acquisition of Community National on May 13, 2013, the Company borrowed an additional $4.4 million on the revolving credit note bringing the total borrowed to $10.0 million. At maturity on June 26, 2013, the $10.0 million was converted to a secured three year term note with a variable interest rate and a maturity of June 27, 2016. Additionally, the Company maintained a $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 26, 2014. At December 31, 2013, the Company had not borrowed on this revolving credit note and had the full amount available. See Note 9 to the consolidated financial statements for additional information regarding the lines of credit, term note, and revolving credit note.

Investing activities used cash of $164.6 million during 2013 compared to $132.8 million during 2012, and $137.3 million for 2011. Proceeds from calls, maturities, paydowns, and sales of securities were $230.8 million for 2013 compared to $433.5 million for 2012, and $486.3 million for 2011. Purchases of securities used cash of $313.0 million for 2013 compared to $474.5 million for 2012, and $622.2 million for 2011. The net increase in loans/leases used cash of $55.3 million for 2013 compared to $91.3 million for 2012, and $56.1 million for 2011. The Company paid cash of $30.4 million on sales of certain branches of CNB in 2013.

Financing activities provided cash of $112.9 million for 2013 compared to $110.5 million for 2012, and $111.8 million for 2011. Net increases in deposits totaled $108.9 million, $168.7 million, and $90.6 million for 2013, 2012, and 2011, respectively.

Total cash provided by operating activities was $32.0 million for 2013 compared to $30.7 million for 2012, and $36.6 million for 2011.

Throughout its history, the Company has secured additional capital through various resources, including the issuance of trust preferred securities and the issuance of preferred stock. See Notes 10 and 11 to the consolidated financial statements for information on the issuance of trust preferred securities and the issuance of preferred stock, respectively.

As of December 31, 2013 and 2012, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. See Note 15 to the consolidated financial statements for detail of the capital amounts and ratios for the Company and subsidiary banks.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change.  The Basel III Rules also permit smaller banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015.  Management is in the process of assessing the effect the Basel III Rules may have on the Company’s and the subsidiary banks’ capital positions and will monitor developments in this area. At present, management believes that its current capital structure and the execution of its existing capital plan will be more than sufficient to meet and exceed the revised regulatory capital ratios as required by the new Basel III Rules.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2013 and 2012, no amounts had been recorded as liabilities for the banks' potential obligations under these guarantees.

As of December 31, 2013 and 2012, commitments to extend credit aggregated $432.6 million and $430.1 million, respectively. As of December 31, 2013 and 2012, standby letters of credit aggregated $9.7 million and $15.2 million, respectively. Management does not expect that all of these commitments will be funded.

Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 17 to the consolidated financial statements.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following table presents, as of December 31, 2013, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Financial	Payments Due by Period
	Statement		One Year
Description	Note Reference	Total	or Less	2 - 3 Years	4 - 5 Years	After 5 Years
		(dollars in thousands)
Deposits without a stated maturity	N/A	$1,258,209	$1,258,209	$-	$-	$-
Certificates of deposit	6	388,782	300,291	75,458	13,033	-
Short-term borrowings	7	149,293	149,293	-	-	-
FHLB advances	8	231,350	75,850	63,500	72,000	20,000
Other borrowings	9	142,448	3,200	11,600	12,648	115,000
Junior subordinated debentures	10	40,290	-	-	-	40,290
Rental commitments	5	1,428	358	472	435	163
Operating contracts	N/A	5,505	4,667	838	-	-
Total contractual cash obligations		$2,217,305	$1,791,868	$151,868	$98,116	$175,453

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: (1) fixed or minimum quantities to be purchased; (2) fixed, minimum or variable price provisions; and (3) the approximate timing of the transaction. The Company had no purchase obligations at December 31, 2013. The Company's operating contract obligations represent short and long-term lease payments for data processing equipment and services, software, and other equipment and professional services.

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

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. ASU 2013-02 supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income (“AOCI”) in ASUs 2011-05 and 2011-12, which were adopted by the Company during 2013. The amendments require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required. Adoption did not have a significant impact on the Company’s consolidated financial statements.

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

In January 2014, FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of ASU 2014-04 is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Management is in the process of evaluating the impact of ASU 2014-04 on the Company’s consolidated financial statements.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.
●	The costs, effects and outcomes of existing or future litigation.
●

Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the Securities and Exchange Commission or the Public Company Accounting Oversight Board.

●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure annually over a five-year horizon, assuming no balance sheet growth and various interest rate scenarios including no change in rates; 200, 300, 400, and 500 basis point upward shifts; and a 100 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes parallel and pro rata shifts in interest rates over a twelve-month period for the 200 basis point upward shift and 100 basis point downward shift. For the 400 basis point upward shift, the model assumes a parallel and pro rata shift in interest rates over a twenty-four month period. For the 500 basis point upward shift, the model assumes a flattening and pro rata shift in interest rates over a twelve-month period where the short-end of the yield curve shifts upward greater than the long-end of the yield curve. Further, in recent years, the Company added additional interest rate scenarios where interest rates experience a parallel and instantaneous shift upward 100, 200, 300, and 400 basis points and a parallel and instantaneous shift downward 100 basis points. The Company will run additional interest rate scenarios on an as-needed basis. The asset/liability management committees of the subsidiary bank boards of directors have established policy limits of a 10% decline in net interest income for the 200 basis point upward parallel shift and the 100 basis point downward parallel shift. For the 300 basis point upward shock, the established policy limit has been increased to 25% decline in net interest income. The increased policy limit is appropriate as the shock scenario is extreme and unlikely and warrants a higher limit than the more realistic and traditional parallel/pro-rata shift scenarios.

Application of the simulation model analysis for select interest rate scenarios at December 31, 2013 demonstrated the following:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
100 basis point downward shift	-10.0%	-1.0%	-1.5%	-1.5%
200 basis point upward shift	-10.0%	-4.8%	-0.9%	-3.1%
300 basis point upward shock	-25.0%	-11.0%	0.8%	-4.2%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at December 31, 2013 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

McGladrey LLP

McGladrey

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
QCR Holdings, Inc.

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCR Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QCR Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in *Internal Control – Integrated Framework* issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 10, 2014 expressed an unqualified opinion on the effectiveness of QCR Holdings, Inc. and subsidiaries' internal control over financial reporting.

McGladrey LLP

Davenport, Iowa
March 10, 2014

QCR Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012
Assets
Cash and due from banks	$41,950,790	$61,568,446
Federal funds sold	39,435,000	26,560,000
Interest-bearing deposits at financial institutions	33,044,917	22,359,490

Securities held to maturity, at amortized cost	145,451,895	72,079,385
Securities available for sale, at fair value	551,758,458	530,159,986
	697,210,353	602,239,371
Loans receivable, held for sale	1,358,290	4,577,233
Loans/leases receivable, held for investment	1,458,921,268	1,282,810,406
	1,460,279,558	1,287,387,639
Less allowance for estimated losses on loans/leases	(21,448,048)	(19,925,204)
	1,438,831,510	1,267,462,435
Premises and equipment, net	36,755,364	31,262,390
Goodwill	3,222,688	3,222,688
Core deposit intangible	1,870,433	-
Bank-owned life insurance	52,002,041	45,620,489
Restricted investment securities	17,027,625	15,747,850
Other real estate owned, net	9,729,053	3,954,538
Other assets	23,873,150	13,732,795
Total assets	$2,394,952,924	$2,093,730,492

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$542,566,087	$450,659,723
Interest-bearing	1,104,425,156	923,454,377
Total deposits	1,646,991,243	1,374,114,100

Short-term borrowings	149,292,967	171,082,961
Federal Home Loan Bank advances	231,350,000	202,350,000
Other borrowings	142,448,362	138,239,762
Junior subordinated debentures	40,289,830	36,085,000
Other liabilities	37,003,742	31,424,848
Total liabilities	2,247,376,144	1,953,296,671

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $1 par value, shares authorized 250,000	29,867	54,867
December 2013 - 29,867 shares issued and outstanding
December 2012 - 54,867 shares issued and outstanding
Common stock, $1 par value; shares authorized 20,000,000	8,005,708	5,039,448
December 2013 - 8,005,708 shares issued and 7,884,462 outstanding
December 2012 - 5,039,448 shares issued and 4,918,202 outstanding
Additional paid-in capital	90,154,528	78,912,791
Retained earnings	64,637,173	53,326,542
Accumulated other comprehensive income (loss)	(13,643,986)	4,706,683
Less treasury stock, December 2013 and 2012 - 121,246 common shares, at cost	(1,606,510)	(1,606,510)
Total stockholders' equity	147,576,780	140,433,821
Total liabilities and stockholders' equity	$2,394,952,924	$2,093,730,492

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011
Interest and dividend income:
Loans/leases, including fees	$66,810,952	$63,363,520	$64,807,673
Securities:
Taxable	10,061,066	10,781,300	10,877,832
Nontaxable	4,147,050	2,339,579	983,040
Interest-bearing deposits at financial institutions	275,352	378,566	404,879
Restricted investment securities	558,946	507,281	557,698
Federal funds sold	18,592	5,627	92,126
Total interest and dividend income	81,871,958	77,375,873	77,723,248
Interest expense:
Deposits	4,714,306	6,218,713	8,939,056
Short-term borrowings	293,020	248,545	290,450
Federal Home Loan Bank advances	6,863,216	7,279,599	7,972,025
Other borrowings	4,753,260	4,940,970	5,149,022
Junior subordinated debentures	1,142,719	1,038,786	1,227,839
Total interest expense	17,766,521	19,726,613	23,578,392
Net interest income	64,105,437	57,649,260	54,144,856
Provision for loan/lease losses	5,930,420	4,370,767	6,616,014
Net interest income after provision for loan/lease losses	58,175,017	53,278,493	47,528,842

Noninterest income:
Trust department fees	4,941,681	3,632,278	3,368,995
Investment advisory and management fees	2,580,140	2,361,159	2,108,918
Deposit service fees	4,267,162	3,485,929	3,493,001
Gains on sales of residential real estate loans, net	836,065	1,388,142	999,162
Gains on sales of government guaranteed portions of loans, net	2,148,979	1,069,565	1,565,881
Securities gains	432,492	104,600	1,472,528
Earnings on bank-owned life insurance	1,786,023	1,609,208	1,445,891
Bargain purchase gain on Community National Acquisition	1,841,385	-	-
Gains on sales of certain Community National Bank branches	2,334,216	-	-
Credit card issuing fees, net of processing costs	174,258	599,164	500,544
Losses on other real estate owned, net	(545,340)	(1,332,972)	(374,910)
Other	5,016,767	3,704,222	2,881,868
Total noninterest income	25,813,828	16,621,295	17,461,878

Noninterest expenses:
Salaries and employee benefits	37,510,318	33,274,509	30,365,020
Occupancy and equipment expense	6,712,468	5,635,257	5,297,949
Professional and data processing fees	6,424,594	4,317,939	4,461,187
FDIC and other insurance	2,587,041	2,330,611	2,698,282
Loan/lease expense	1,521,523	1,041,824	2,160,674
Advertising and marketing	1,726,314	1,445,476	1,288,797
Postage and telephone	1,069,142	959,708	937,557
Stationery and supplies	562,301	541,122	516,873
Bank service charges	1,144,757	853,895	725,717
Acquisition and data conversion costs	2,353,162	-	-
Prepayment fees on Federal Home Loan Bank advances	-	-	832,099
Other-than-temporary impairment losses on securities	-	62,400	118,847
Other	2,821,038	1,796,206	1,589,650
Total noninterest expenses	64,432,658	52,258,947	50,992,652
Income before income taxes	19,556,187	17,640,841	13,998,068
Federal and state income tax expense	4,617,942	4,534,601	3,868,199
Net income	$14,938,245	$13,106,240	$10,129,869
Less: net income attributable to noncontrolling interests	-	488,473	438,221
Net income attributable to QCR Holdings, Inc.	$14,938,245	$12,617,767	$9,691,648
Less: preferred stock dividends and discount accretion	3,168,302	3,496,085	5,283,885
Net income attributable to QCR Holdings, Inc. common stockholders	$11,769,943	$9,121,682	$4,407,763

Basic earnings per common share	$2.13	$1.88	$0.93
Diluted earnings per common share	$2.08	$1.85	$0.92

Weighted average common shares outstanding	5,531,948	4,844,776	4,724,781
Weighted average common and common equivalent shares outstanding	5,646,926	4,919,559	4,789,026
Cash dividends declared per common share	$0.08	$0.08	$0.08

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011
Net income	$14,938,245	$13,106,240	$10,129,869

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(29,292,079)	(40,839)	7,914,236
Less reclassification adjustment for gains included in net income before tax	432,492	42,200	1,353,681
	(29,724,571)	(83,039)	6,560,555
Tax expense (benefit)	(11,373,902)	(35,008)	2,510,006
Other comprehensive income (loss), net of tax	(18,350,669)	(48,031)	4,050,549

Comprehensive income (loss) attributable to QCR Holdings, Inc.	$(3,412,424)	$13,058,209	$14,180,418

See Notes to Consolidated Financial Statements

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2013, 2012, and 2011

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Stock	Total
Balance, December 31, 2010	$63,237	$4,732,428	$86,478,269	$40,550,900	$704,165	$1,648,219	$(1,606,510)	$132,570,708
Net income	-	-	-	9,691,648	-	438,221	-	10,129,869
Other comprehensive income, net of tax	-	-	-	-	4,050,549	-	-	4,050,549
Common cash dividends declared, $0.08 per share	-	-	-	(372,761)	-	-	-	(372,761)
Preferred cash dividends declared and accrued	-	-	-	(3,694,441)	-	-	-	(3,694,441)
Discount accretion on cumulative preferred stock *	-	-	1,589,444	(1,589,444)	-	-	-	-
Proceeds from issuance of 40,090 shares of Series F Non-Cumulative Perpetual Preferred Stock	40,090	-	39,956,832	-	-	-	-	39,996,922
Redemption of 38,237 shares of Series D Cumulative Perpetual Preferred Stock	(38,237)	-	(38,198,763)	-	-	-	-	(38,237,000)
Redemption of 521,888 shares of common stock warrants issued in conjunction with Series D Cumulative Perpetual Preferred Stock	-	-	(1,100,000)	-	-	-	-	(1,100,000)
Proceeds from issuance of 36,174 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	36,174	207,592	-	-	-	-	243,766
Proceeds from issuance of 36,459 shares of common stock as a result of stock options exercised	-	36,459	216,765	-	-	-	-	253,224
Exchange of 2,550 shares of common stock in connection with stock options exercised	-	(2,550)	(17,101)	-	-	-	-	(19,651)
Stock-based compensation expense	-	-	646,419	-	-	-	-	646,419
Restricted stock awards	-	76,924	(76,924)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	(34,902)	-	(34,902)
Balance, December 31, 2011	$65,090	$4,879,435	$89,702,533	$44,585,902	$4,754,714	$2,051,538	$(1,606,510)	$144,432,702
Net income	-	-	-	12,617,767	-	488,473	-	13,106,240
Other comprehensive loss, net of tax	-	-	-	-	(48,031)	-	-	(48,031)
Common cash dividends declared, $0.08 per share	-	-	-	(381,042)	-	-	-	(381,042)
Preferred cash dividends declared and accrued	-	-	-	(3,496,085)	-	-	-	(3,496,085)
Redemption of 10,223 shares of Series F Noncumulative Perpetual Preferred Stock	(10,223)	-	(10,212,777)	-	-	-	-	(10,223,000)
Proceeds from issuance of 31,554 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	31,554	249,316	-	-	-	-	280,870
Proceeds from issuance of 17,876 shares of common stock as a result of stock options exercised	-	17,876	155,428	-	-	-	-	173,304
Exchange of 611 shares of common stock in connection with stock options exercised	-	(611)	(7,125)	-	-	-	-	(7,736)
Exchange of 576 shares of common stock in connection with payroll taxes for restricted stock	-	(576)	(2,103)	-	-	-	-	(2,679)
Proceeds from exercise of warrants to purchase 54,000 shares of common stock issued in conjunction with the Series A Subordinated Notes	-	54,000	486,000	-	-	-	-	540,000
Stock-based compensation expense	-	-	849,760	-	-	-	-	849,760
Restricted stock awards	-	57,770	(57,770)	-	-	-	-	-
Purchase of noncontrolling interest	-	-	(2,250,471)	-	-	(2,531,748)	-	(4,782,219)
Distributions to noncontrolling interests	-	-	-	-	-	(8,263)	-	(8,263)
Balance, December 31, 2012	$54,867	$5,039,448	$78,912,791	$53,326,542	$4,706,683	$-	$(1,606,510)	$140,433,821
Net income	-	-	-	14,938,245	-	-	-	14,938,245
Other comprehensive loss, net of tax	-	-	-	-	(18,350,669)	-	-	(18,350,669)
Common cash dividends declared, $0.08 per share	-	-	-	(459,312)	-	-	-	(459,312)
Preferred cash dividends declared and accrued	-	-	-	(3,168,302)	-	-	-	(3,168,302)
Issuance of 834,715 shares of common stock as a result of the acquisition of Community National Bancorporation, net	-	834,715	12,181,894	-	-	-	-	13,016,609
Conversion of 25,000 shares of Series E Non-cumulative Perpetual Preferred Stock to 2,057,502 shares of common stock	(25,000)	2,057,502	(2,032,502)	-	-	-	-	-
Proceeds from issuance of 27,110 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	27,110	304,396	-	-	-	-	331,506
Proceeds from issuance of 41,258 shares of common stock as a result of stock options exercised	-	41,258	373,519	-	-	-	-	414,777
Exchange of 7,679 shares of common stock in connection with stock options exercised	-	(7,679)	(120,955)	-	-	-	-	(128,634)
Stock-based compensation expense	-	-	792,279	-	-	-	-	792,279
Tax benefit of nonqualified stock options exercised	-	-	62,371	-	-	-	-	62,371
Restricted stock awards	-	30,152	(30,152)	-	-	-	-	-
Exchange of 16,798 shares of common stock in connection with restricted stock vested	-	(16,798)	(289,113)	-	-	-	-	(305,911)
Balance, December 31, 2013	$29,867	$8,005,708	$90,154,528	$64,637,173	$(13,643,986)	$-	$(1,606,510)	$147,576,780

* Includes $1,252,895 of accelerated discount accretion as a result of redeeming Series D Cumulative Perpetual Preferred Stock.

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$14,938,245	$13,106,240	$10,129,869
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,695,578	2,350,303	2,442,896
Provision for loan/lease losses	5,930,420	4,370,767	6,616,014
Deferred income taxes	(1,021,991)	2,684,367	3,673,064
Stock-based compensation expense	792,279	849,760	696,407
Deferred compensation expense accrued	822,335	844,844	604,583
Losses on other real estate owned, net	545,340	1,332,972	374,910
Amortization of premiums on securities, net	3,574,097	3,946,551	3,487,361
Securities gains, net	(432,492)	(104,600)	(1,472,528)
Other-than-temporary impairment losses on securities	-	62,400	118,847
Loans originated for sale	(80,027,780)	(120,430,173)	(100,789,010)
Proceeds on sales of loans	86,231,767	122,143,407	113,606,152
Gains on sales of residential real estate loans, net	(836,065)	(1,388,142)	(999,162)
Gains on sales of government guaranteed portions of loans, net	(2,148,979)	(1,069,565)	(1,565,881)
Gain on sale of credit card loan receivables	(495,405)	-	-
Gain on sale of credit card issuing operations	(355,268)	-	-
Bargain purchase gain on Community National acquisition	(1,841,385)	-	-
Amortization of core deposit intangible	178,881	-	-
Accretion of acquisition fair value adjustments, net	(1,060,708)	-	-
Gains on sales of certain branches of Community National Bank	(2,334,216)	-	-
Prepayment fees on Federal Home Loan Bank advances	-	-	832,099
Increase in cash value of bank-owned life insurance	(1,786,023)	(1,609,208)	(1,445,891)
Decrease (increase) in other assets	7,650,490	771,424	(1,588,258)
Increase in other liabilities	1,017,133	2,793,570	1,918,804
Net cash provided by operating activities	32,036,253	30,654,917	36,640,276

Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold	(540,000)	(5,775,000)	41,175,000
Net (increase) decrease in interest-bearing deposits at financial institutions	(8,660,888)	4,391,112	12,995,009
Proceeds from sales of other real estate owned	1,345,479	5,241,265	9,220,631
Activity in securities portfolio:
Purchases	(312,970,498)	(474,461,164)	(622,245,920)
Calls, maturities and redemptions	147,264,900	374,292,050	422,870,000
Paydowns	46,098,773	39,956,569	9,094,080
Sales	37,393,047	19,215,075	54,326,191
Activity in restricted investment securities:
Purchases	(7,264,600)	(4,584,300)	(292,800)
Redemptions	7,244,200	4,090,050	1,707,900
Purchases of bank-owned life insurance	-	(2,000,000)	(7,000,000)
Net increase in loans/leases originated and held for investment	(55,311,462)	(91,275,511)	(56,096,989)
Purchase of premises and equipment	(2,430,353)	(1,871,942)	(3,064,903)
Proceeds from sale of credit card loan receivables	10,674,723	-	-
Net cash received from Community National Acquisition	3,025,073	-	-
Net cash paid on sales of certain branches of Community National Bank	(30,425,618)	-	-
Net cash used in investing activities	(164,557,224)	(132,781,796)	(137,311,801)

Cash Flows from Financing Activities:
Net increase in deposits	108,923,293	168,656,312	90,641,931
Net (decrease) increase in short-term borrowings	(21,789,994)	(42,453,489)	72,381,951
Activity in Federal Home Loan Bank advances:
Advances	77,000,000	13,000,000	5,000,000
Calls and maturities	(48,000,000)	(15,400,000)	(24,000,000)
Prepayments	-	-	(15,832,099)
Net (decrease) increase in other borrowings	(200,000)	8,099	(14,939,122)
Proceeds from other borrowings term note	10,000,000	-	-
Advance (payment) on 364-day revolving note	(5,600,000)	2,000,000	1,100,000
Repayment of Community National's other borrowings at acquisition	(3,950,000)	-	-
Payment of cash dividends on common and preferred stock	(4,062,726)	(4,088,949)	(3,712,493)
Redemption of 10,223 share of Series F Noncumulative Perpetual Preferred Stock, net	-	(10,223,000)	-
Proceeds from issuance of 40,090 shares of Series F Noncumulative Perpetual Preferred Stock, net	-	-	39,996,922
Redemption of Series D Cumulative Perpetual Preferred Stock, net	-	-	(38,237,000)
Repurchase of 521,888 shares of common stock warrants issued in conjunction with Series D Cumulative Perpetual Preferred Stock	-	-	(1,100,000)
Proceeds from issuance of common stock, net	582,742	994,174	477,339
Purchase of noncontrolling interests	-	(1,934,532)	-
Net cash provided by financing activities	112,903,315	110,558,615	111,777,429
Net (decrease) increase in cash and due from banks	(19,617,656)	8,431,736	11,105,904
Cash and due from banks, beginning	61,568,446	53,136,710	42,030,806
Cash and due from banks, ending	$41,950,790	$61,568,446	$53,136,710

Continued

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011
Supplemental Disclosures of Cash Flow Information, cash payments for:
Interest	$17,953,357	$19,962,937	$24,194,198
Income and franchise taxes	3,011,244	1,345,000	1,246,489

Supplemental Schedule of Noncash Investing Activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on on securities available for sale, net	(18,350,669)	(48,031)	4,050,549
Exchange of shares of common stock in connection with payroll taxes for restricted stock and options exercised	(434,545)	(10,415)	(19,651)
Transfers of loans to other real estate owned	7,115,008	2,143,017	9,446,588
Liability established for purchase of noncontrolling interest	-	2,847,687	-

Supplemental disclosure of cash flow information for Community National Acquisition:
Fair value of assets acquired:
Cash and due from banks *	$9,286,757	$-	$-
Federal funds sold	12,335,000	-	-
Interest-bearing deposits at financial institutions	2,024,539	-	-
Securities available for sale	45,853,826	-	-
Loans/leases receivable held for investment, net	195,658,486	-	-
Premises and equipment, net	8,132,021	-	-
Core deposit intangible	3,440,076	-	-
Bank-owned life insurance	4,595,529	-	-
Restricted investment securities	1,259,375	-	-
Other real estate owned	550,326	-	-
Other assets	5,178,583	-	-
Total assets acquired	$288,314,518	$-	$-
Fair value of liabilities assumed:
Deposits	$255,045,071	$-	$-
Other borrowings	3,950,000	-	-
Junior subordinated debentures	4,125,175	-	-
Other liabilities	3,911,053	-	-
Total liabilities assumed	$267,031,299	$-	$-

Net assets acquired	$21,283,219	$-	$-
Consideration paid:
Cash paid *	$6,261,684	$-	$-
Issuance of 834,715 shares of common stock	13,180,150	-	-
Total consideration paid	$19,441,834	$-	$-

Bargain purchase gain	$1,841,385	$-	$-

* Net cash received at closing totaled $3,025,073

Supplemental disclosure of cash flow information for sales of certain Community National Bank branches:
Assets sold:
Cash **	$30,425,618	$-	$-
Loans receivable	54,458,870	-	-
Premises and equipment, net	2,373,822	-	-
Core deposit intangible	1,390,762	-	-
Other assets	138,899	-	-
Total assets sold	$88,787,971	$-	$-
Liabilities sold:
Deposits	$91,022,098	$-	$-
Other liabilities	100,089	-	-
Total liabilities sold	$91,122,187	$-	$-
Gains on sales of certain branches of Community National Bank	$2,334,216	$-	$-

** Net cash paid at closing totaled $30,425,618

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.     Nature of Business and Significant Accounting Policies

Nature of business:

QCR Holdings, Inc. (the “Company”) is a bank holding company providing bank and bank related services through its banking subsidiaries, Quad City Bank and Trust Company (“QCBT”), Cedar Rapids Bank and Trust Company (“CRBT”), and Rockford Bank and Trust Company (“RB&T”). On May 13, 2013, the Company acquired Community National Bancorporation (“Community National”) and its banking subsidiary Community National Bank (“CNB”). In October 2013, the Company sold certain assets and liabilities of certain branches of CNB in two separate transactions. The Company operated CNB as a separate banking charter since the acquisition until October 26, 2013, when CNB’s charter was merged with and into CRBT. CNB’s merged branch offices operate as a division of CRBT under the name of “Community Bank & Trust.” See Note 2 for additional information on the acquisition, sales of certain branches, and subsequent merger into CRBT. The Company also engages in direct financing lease contracts through its wholly-owned equity investment by QCBT in m2 Lease Funds, LLC (“m2”). The remaining subsidiaries of the Company consist of six non-consolidated subsidiaries formed for the issuance of trust preferred securities. The Company assumed two of these subsidiaries in the acquisition of Community National on May 13, 2013. See Note 10 for a listing of these subsidiaries and additional information. QCBT is a commercial bank that serves the Iowa and Illinois Quad Cities and adjacent communities. CRBT is a commercial bank that serves Cedar Rapids, Iowa, and adjacent communities including Cedar Falls and Waterloo, Iowa, under the name “Community Bank & Trust.” RB&T is a commercial bank that serves Rockford, Illinois, and adjacent communities.

QCBT and CRBT are chartered and regulated by the state of Iowa, and RB&T is chartered and regulated by the state of Illinois. All three subsidiary banks are insured and subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”), and are members of and regulated by the Federal Reserve System. m2, based in the Milwaukee, Wisconsin area, is engaged in the business of direct financing lease contracts. QCBT previously owned 80% of m2. In August 2012, QCBT purchased the remaining 20% noncontrolling interest. See Note 22 for further discussion of the acquisition. Velie Plantation Holding Company, LLC (“VPHC”), previously owned 91% by the Company, was engaged in holding the real estate property known as the Velie Plantation in Moline, Illinois. The Velie Plantation is the location of the Company’s headquarters. In October 2012, the Company acquired the remaining 9% noncontrolling interest, and effective December 31, 2012, VPHC was dissolved.

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

Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, except those six subsidiaries formed for the issuance of trust preferred securities which do not meet the criteria for consolidation. See Note 10 for a detailed listing of these subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $22,435,000 and $15,512,000 and as of December 31, 2013 and 2012, respectively.

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

The Company discloses allowance for credit losses (also known as “allowance for estimated loss on loans/leases” or “allowance”) and fair value by portfolio segment, and credit quality information, impaired financing receivables, nonaccrual status, and troubled debt restructurings by class of financing receivable.  A portfolio segment is the level at which the Company develops and documents a systematic methodology to determine its allowance for credit losses. A class of financing receivable is a further disaggregation of a portfolio segment based on risk characteristics and the Company’s method for monitoring and assessing credit risk. See this information following and in Note 4.

The Company’s portfolio segments are as follows:

●	Commercial and industrial
●	Commercial real estate
●	Residential real estate
●	Installment and other consumer

Direct financing leases would be considered a segment within the overall loan/lease portfolio. The accounting policies for direct financing leases are disclosed below.

The Company’s classes of loans receivable are as follows:

●	Commercial and industrial
●	Owner-occupied commercial real estate
●	Commercial construction, land development, and other land loans that are not owner-occupied commercial real estate
●	Other non-owner-occupied commercial real estate
●	Residential real estate
●	Installment and other consumer

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.     Nature of Business and Significant Accounting Policies (continued)

For all classes of loans receivable, loans will generally be placed on nonaccrual status when the loan has become 90 days past due (unless the loan is well secured and in the process of collection); or if any of the following conditions exist:

●	It becomes evident that the borrower will not make payments, or will not or cannot meet the terms for renewal of a matured loan;
●	When full repayment of principal and interest is not expected;
●	When the loan is graded “doubtful”;
●	When the borrower files bankruptcy and an approved plan of reorganization or liquidation is not anticipated in the near future; or
●	When foreclosure action is initiated.

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

For all classes of loans receivable, nonaccrual loans may be restored to accrual status provided the following criteria are met:

●	The loan is current, and all principal and interest amounts contractually due have been made;
●	All principal and interest amounts contractually due, including past due payments, are reasonably assured of repayment within a reasonable period; and
●	There is a period of minimum repayment performance, as follows, by the borrower in accordance with contractual terms:
o	Six months of repayment performance for contractual monthly payments, or
o	One year of repayment performance for contractual quarterly or semi-annual payments.

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

The following criteria, related to granting a concession, together or separately, create a troubled debt restructuring:

●	A modification of terms of a debt such as one or a combination of:

o	The reduction of the stated interest rate.
o	The extension of the maturity date or dates at a stated interest rate lower than the current market rate for the new debt with similar risk.
o	The reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.
o	The reduction of accrued interest.

●	A transfer from the borrower/lessee to the Company of receivables from third parties, real estate, other assets, or an equity position in the borrower to fully or partially satisfy a loan.

●

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.     Nature of Business and Significant Accounting Policies (continued)

For commercial and industrial loans, the Company focuses on small and mid-sized businesses with primary operations as wholesalers, manufacturers, building contractors, business services companies, other banks, and retailers. The Company provides a wide range of commercial and industrial loans, including lines of credit for working capital and operational purposes, and term loans for the acquisition of facilities, equipment and other purposes. Approval is generally based on the following factors:

●	Ability and stability of current management of the borrower;
●	Stable earnings with positive financial trends;
●	Sufficient cash flow to support debt repayment;
●	Earnings projections based on reasonable assumptions;
●	Financial strength of the industry and business; and
●	Value and marketability of collateral.

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

In addition, the Company often takes personal guarantees or cosignors to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.

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

In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. Owner-occupied loans are generally considered to have less risk. As of December 31, 2013 and 2012, approximately 39% and 35%, respectively, of the commercial real estate loan portfolio was owner-occupied.

The Company’s lending policy limits non-owner occupied commercial real estate lending to 300% of total risk-based capital, and limits construction, land development, and other land loans to 100% of total risk-based capital. Exceeding these limits warrants the use of heightened risk management practices in accordance with regulatory guidelines. As of December 31, 2013 and 2012, all three subsidiary banks were in compliance with these limits.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.     Nature of Business and Significant Accounting Policies (continued)

Transfers of financial assets: Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a modest benefit to the transferor, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. In addition, for transfers of a portion of financial assets (for example, participations of loan receivables), the transfer must meet the definition of a “participating interest” in order to account for the transfer as a sale. Following are the characteristics of a “participating interest”:

●	Pro-rata ownership in an entire financial asset.
●	From the date of the transfer, all cash flows received from entire financial assets are divided proportionately among the participating interest holders in an amount equal to their share of ownership.
●

The rights of each participating interest holder have the same priority, and no participating interest holder’s interest is subordinated to the interest of another participating interest holder. That is, no participating interest holder is entitled to receive cash before any other participating interest holder under its contractual rights as a participating interest holder.

●	No party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to pledge or exchange the entire financial asset.

Premises and equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets.

Goodwill: The Company has recorded goodwill from QCBT’s purchase of 80% of m2 in August 2005. The goodwill is not being amortized, but is evaluated at least annually for impairment. An impairment charge is recognized when the calculated fair value of the reporting unit, including goodwill, is less than its carrying amount. Based on the annual analysis completed as of September 30, 2013, the Company determined that the goodwill was not impaired.

Core deposit intangible: The Company recorded core deposit intangible from the acquisition of Community National. The core deposit intangible was the portion of the acquisition purchase price which represented the value assigned to the existing deposit base at acquisition. The core deposit intangible has a finite life and is amortized by the straight-line method over the estimated useful life of the deposits (10 years).

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

Stock-based compensation plans: At December 31, 2013, the Company had three stock-based employee compensation plans, which are described more fully in Note 14.

The Company accounts for stock-based compensation with measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation over the requisite service period for awards expected to vest.

As discussed in Note 14, during the years ended December 31, 2013, 2012, and 2011, the Company recognized stock-based compensation expense related to stock options, stock purchase plans, and stock appreciation rights of $792,279, $849,760, and $696,407, respectively. As required, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2013			2012	2011
Dividend yield	.44%	to	.53%	.86%	.88%	to	1.00%
Expected volatility	29.50%	to	30.56%	29.36%	29.64%	to	30.30%
Risk-free interest rate	1.71%	to	2.90%	1.98%	1.90%	to	3.58%
Expected life of option grants (years)		6		6		6
Weighted-average grant date fair value		$5.14		$2.79		$2.74

The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2013			2012			2011
Dividend yield	.53%	to	.61%	.61%	to	.88%	.88%	to	1.12%
Expected volatility	23.05%	to	24.25%	27.20%	to	31.11%	51.62%	to	53.58%
Risk-free interest rate	.10%	to	.18%	.03%	to	.18%	.08%	to	.23%
Expected life of purchase grants (months)	3	to	6	3	to	6	3	to	6
Weighted-average grant date fair value		$2.10			$1.71			$1.68

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

As of December 31, 2013, there was $636,217 of unrecognized compensation cost related to share based payments, which is expected to be recognized over a weighted average period of 2.5 years.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.     Nature of Business and Significant Accounting Policies (continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the 524,081 options that were in-the-money at December 31, 2013. The aggregate intrinsic value at December 31, 2013 was $2,467,057 on options outstanding and $1,149,534 on options exercisable. During the years ended December 31, 2013, 2012 and 2011, the aggregate intrinsic value of options exercised under the Company's stock option plans was $268,920, $56,371, and $47,026, respectively, and determined as of the date of the option exercise.

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

In January 2014, FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of ASU 2014-04 is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Management is in the process of evaluating the impact of ASU 2014-04 on the Company’s consolidated financial statements.

Note 2.     Community National Bancorporation and Community National Bank

On May 13, 2013, the Company acquired 100% of Community National’s outstanding common stock for aggregate consideration totaling $19,441,834, which consisted of 834,715 shares of the Company’s common stock valued at $13,180,150 and cash of $6,261,684. Community National was the bank holding company providing bank and bank related services through its wholly-owned bank subsidiary, CNB. CNB was a commercial bank headquartered in Waterloo, Iowa serving Waterloo and Cedar Falls, Iowa. As a de novo bank, CNB commenced its operations in 1997. Previously, CNB also served Mason City, Iowa and Austin, Minnesota. On October 4, 2013, the Company sold certain assets and liabilities of the two Mason City branches of CNB. And, on October 11, 2013, the Company sold certain assets and liabilities of the two Austin branches of CNB. The Company operated CNB as a separate banking charter from the date of acquisition until October 26, 2013, when CNB’s charter was merged with and into CRBT. CNB’s merged branch offices now operate as a division of CRBT under the name “Community Bank & Trust.”

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.     Community National Bancorporation and Community National Bank (continued)

The Company accounted for the business combination under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”). The Company recognized the full fair value of the assets acquired and liabilities assumed at the acquisition date, net of applicable income tax effects. The excess of fair value of net assets over the carrying value is recorded as bargain purchase gain which is included in noninterest income on the statement of income. The market value adjustments are accreted or amortized on a level yield basis over the expected term. Additionally, the Company recorded a core deposit intangible totaling $3,440,076 which was the portion of the acquisition purchase price which represented the value assigned to the existing deposit base at acquisition. The core deposit intangible has a finite life and is amortized by the straight-line method over the estimated useful life of the deposits (10 years). Following is a rollforward of the core deposit intangible for the year ended December 31, 2013:

2013

Balance, beginning	$-
Core deposit intangible from Community National Acquistion	3,440,076
Amortization expense	(178,881)
Core deposit intangible sold in branch sales	(1,390,762)
Balance, ending	$1,870,433

The Company expects annual amortization expense of $199,512 for each of the five succeeding years and $872,873 combined in years thereafter.

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of the core deposit intangible as of December 31, 2013.

2013

Gross carrying amount	$1,995,127
Accumulated amortization	(124,694)
Net carrying amount	$1,870,433

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.     Community National Bancorporation and Community National Bank (continued)

The Company considered expected prepayments and estimated the total expected cash flows, which includes undiscounted expected principal and interest. The excess of that amount over the fair value of the loan is referred to as accretable yield. Accretable yield is recognized as interest income on a constant yield basis over the expected life of the loan. The excess of the contractual cash flows over expected cash flows is referred to as nonaccretable difference and is not accreted into income. Over the life of the loan, the Company continues to estimate expected cash flows. Subsequent decreases in expected cash flows are recognized as impairments in the current period through a provision for loan losses. Subsequent increases in cash flows to be collected are first used to reverse any existing valuation allowance and any remaining increase is recognized prospectively through an adjustment of the loan’s yield over its remaining life. At the acquisition date, accretable yield totaled $4,128,315 and nonaccretable yield totaled $397,894. At December 31, 2013, accretable yield totaled $2,068,332 and nonaccretable yield totaled $233,933. The decline in accretable yield was primarily the result of accelerated accretion of the accretable yield for the acquired performing loans sold in the branch sales as well as early payoffs of acquired performing loans.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.     Community National Bancorporation and Community National Bank (continued)

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

In order to fund the cash portion of the consideration and pay off the $3,950,000 of Community National borrowings at acquisition, the Company borrowed $4,400,000 on its 364-day revolving credit note. The outstanding balance on the 364-day revolving credit note totaled $10,000,000 until maturity at June 26, 2013. Upon maturity, the credit facility was restructured whereby the $10,000,000 of outstanding debt was restructured into a secured 3-year term note with principal due quarterly and interest due monthly where the interest is calculated at the effective LIBOR rate plus 3.00% per annum (3.17% at December 31, 2013). Additionally, as part of the restructuring, the Company maintained a secured 364-day revolving credit note with availability of $10,000,000 where the interest is calculated at the effective LIBOR rate plus 2.50% per annum. At December 31, 2013, the Company had not borrowed on this revolving credit note and had the full amount available.

The current note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various asset quality and operating ratios.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.     Community National Bancorporation and Community National Bank (continued)

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

The Company incurred costs related to the acquisition of Community National totaling $2,353,162. These costs consisted of professional fees (legal, investment banking, and accounting) for the acquisition of Community National and the subsequent branch sales, as well as data conversion costs (including both the de-conversion of the sold branches and the conversion of the remaining branches), and compensation costs for severed and retained employees.

Unaudited pro forma combined operating results for the years ended December 31, 2013 and 2012, giving effect to the Community National acquisition as if it had occurred as of January 1, 2012, are as follows:

	Years ended December 31,
	2013	2012

Interest income	$83,008,255	$87,514,410
Noninterest income	$22,042,194	$19,792,383
Net income	$11,320,890	$14,077,018
Net income attributable to QCR Holdings, Inc. common stockholders	$8,152,588	$10,092,460

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$1.47	$1.82
Diluted	$1.44	$1.79

The pro forma results exclude the impact of the bargain purchase gain of $1,841,385 and the impact of the gains on sales of certain CNB branches of $2,334,216. Additionally, the pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 2012 or of future results of operations of the consolidated entities.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.     Community National Bancorporation and Community National Bank (continued)

On October 4, 2013, the Company finalized the sale of certain assets and liabilities of the two Mason City, Iowa branches of CNB. The detail of the assets and liabilities sold, and resulting gain on sale, is as follows:

As of October 4, 2013
ASSETS
Cash	$29,905,991
Loans receivable	22,709,735
Premises and equipment	776,782
Core deposit intangible	910,415
Other assets	68,456
Total assets sold	$54,371,379

LIABILITIES
Deposits	$55,191,930
Other liabilities	53,421
Total liabilties sold	$55,245,351

Gain on sale, pre-tax	$873,972

On October 11, 2013, the Company finalized the sale of certain assets and liabilities of the two Austin, Minnesota branches of CNB. The detail of the assets and liabilities sold, and resulting gain on sale, is as follows:

As of October 11, 2013
ASSETS
Cash	$519,627
Loans receivable	31,749,135
Premises and equipment	1,597,040
Core deposit intangible	480,347
Other assets	70,443
Total assets sold	$34,416,592

LIABILITIES
Deposits	$35,830,168
Other liabilities	46,668
Total liabilties sold	$35,876,836

Gain on sale, pre-tax	$1,460,244

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.     Investment Securities

The amortized cost and fair value of investment securities as of December 31, 2013 and 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2013:
Securities held to maturity:
Municipal securities	$144,401,895	$299,789	$(7,111,579)	$137,590,105
Other securities	1,050,000	-	-	1,050,000
	$145,451,895	$299,789	$(7,111,579)	$138,640,105

Securities available for sale:
U.S. govt. sponsored agency securities	$376,574,132	$41,696	$(20,142,841)	$356,472,987
Residential mortgage-backed and related securities	160,110,199	1,153,409	(3,834,157)	157,429,451
Municipal securities	35,813,866	923,315	(778,324)	35,958,857
Other securities	1,372,365	524,798	-	1,897,163
	$573,870,562	$2,643,218	$(24,755,322)	$551,758,458

December 31, 2012:
Securities held to maturity:
Municipal securities	$71,429,385	$997,969	$(71,648)	$72,355,706
Other securities	650,000	-	-	650,000
	$72,079,385	$997,969	$(71,648)	$73,005,706

Securities available for sale:
U.S. govt. sponsored agency securities	$336,570,995	$2,198,655	$(160,279)	$338,609,371
Residential mortgage-backed and related securities	160,035,196	3,736,821	(170,914)	163,601,103
Municipal securities	24,508,015	1,696,555	(18,834)	26,185,736
Trust preferred securities	86,200	53,200	-	139,400
Other securities	1,347,113	300,732	(23,469)	1,624,376
	$522,547,519	$7,985,963	$(373,496)	$530,159,986

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.     Investment Securities (continued)

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2013 and 2012, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2013:
Securities held to maturity:
Municipal securities	$101,983,602	$(6,711,240)	$2,697,375	$(400,339)	$104,680,977	$(7,111,579)

Securities available for sale:
U.S. govt. sponsored agency securities	$333,194,820	$(19,141,077)	$10,978,390	$(1,001,764)	$344,173,210	$(20,142,841)
Residential mortgage-backed and related securities	94,723,092	(2,947,770)	14,117,719	(886,387)	108,840,811	(3,834,157)
Municipal securities	13,890,692	(724,939)	985,687	(53,385)	14,876,379	(778,324)
	$441,808,604	$(22,813,786)	$26,081,796	$(1,941,536)	$467,890,400	$(24,755,322)

December 31, 2012:
Securities held to maturity:
Municipal securities	$4,282,352	$(71,648)	$-	$-	$4,282,352	$(71,648)

Securities available for sale:
U.S. govt. sponsored agency securities	$55,621,718	$(160,279)	$-	$-	$55,621,718	$(160,279)
Residential mortgage-backed and related securities	29,324,928	(170,914)	-	-	29,324,928	(170,914)
Municipal securities	1,039,625	(18,834)	-	-	1,039,625	(18,834)
Other securities	-	-	217,500	(23,469)	217,500	(23,469)
	$85,986,271	$(350,027)	$217,500	$(23,469)	$86,203,771	$(373,496)

At December 31, 2013, the investment portfolio included 544 securities. Of this number, 354 securities had unrealized losses with aggregate depreciation of 5% from the total amortized cost basis. Of these 354, 16 had an unrealized loss for 12 months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and/or it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At December 31, 2013 and 2012, the Company’s equity securities represent less than 1% of the total portfolio.

For the years ended December 31, 2013, 2012, and 2011, the Company did not recognize other-than-temporary impairment on any debt securities.

The Company did not recognize other-than-temporary impairment on any equity securities for the year ended December 31, 2013.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.     Investment Securities (continued)

All sales of securities, as applicable, for the years ended December 31, 2013, 2012 and 2011, respectively, were from securities identified as available for sale. Information on proceeds received, as well as the gains and losses from the sale of those securities is as follows:

	2013	2012	2011

Proceeds from sales of securities	$37,393,047	$19,215,075	$54,326,191
Gross gains from sales of securities	523,071	104,600	1,472,528
Gross losses from sales of securities	(90,579)	-	-

The amortized cost and fair value of securities as of December 31, 2013, by contractual maturity are shown below. Expected maturities of mortgage-backed and related securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. “Other securities” available for sale are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$2,250,529	$2,250,467
Due after one year through five years	9,340,352	9,309,433
Due after five years	133,861,014	127,080,205
	$145,451,895	$138,640,105

Securities available for sale:
Due in one year or less	$6,416,406	$6,426,654
Due after one year through five years	46,861,212	46,420,946
Due after five years	359,110,380	339,584,244
	$412,387,998	$392,431,844
Residential mortgage-backed and related securities	160,110,199	157,429,451
Other securities	1,372,365	1,897,163
	$573,870,562	$551,758,458

Portions of the U.S. government sponsored agencies and municipal securities contain call options, at the discretion of the issuer, to terminate the security at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value
Securities held to maturity:
Municipal securities	$108,408,593	$102,628,515

Securities available for sale:
U.S. govt. sponsored agency securities	335,565,915	317,138,253
Municipal securities	22,760,530	22,574,232
	$358,326,445	$339,712,485

As of December 31, 2013 and 2012, investment securities with a carrying value of $497,286,275 and $384,194,020, respectively, were pledged on Federal Home Loan Bank advances, customer and wholesale repurchase agreements, and for other purposes as required or permitted by law.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable

The composition of the loan/lease portfolio as of December 31, 2013 and 2012 is presented as follows:

	2013	2012

Commercial and industrial loans	$431,688,129	$394,244,252
Commercial real estate loans
Owner-occupied commercial real estate	261,215,912	204,911,308
Commercial construction, land development, and other land	57,844,902	44,962,381
Other non owner-occupied commercial real estate	352,692,115	344,105,550
	671,752,929	593,979,239

Direct financing leases *	128,901,442	103,685,656
Residential real estate loans **	147,356,323	115,581,573
Installment and other consumer loans	76,033,810	76,720,514
	1,455,732,633	1,284,211,234
Plus deferred loan/lease orgination costs, net of fees	4,546,925	3,176,405
	1,460,279,558	1,287,387,639
Less allowance for estimated losses on loans/leases	(21,448,048)	(19,925,204)
	$1,438,831,510	$1,267,462,435

* Direct financing leases:
Net minimum lease payments to be received	$145,662,254	$117,719,380
Estimated unguaranteed residual values of leased assets	1,694,499	1,095,848
Unearned lease/residual income	(18,455,311)	(15,129,572)
	128,901,442	103,685,656
Plus deferred lease origination costs, net of fees	4,814,183	3,907,140
	133,715,625	107,592,796
Less allowance for estimated losses on leases	(2,517,217)	(1,990,395)
	$131,198,408	$105,602,401

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

There were no losses related to residual values during the years ended December 31, 2013, 2012, and 2011. At December 31, 2013, the Company had 33 leases remaining with residual values totaling $1,694,499 that were not protected with a lease end options rider. At December 31, 2012, the Company had 34 leases remaining with residual values totaling $1,095,848 that were not protected with a lease end options rider. Management has performed specific evaluations of these residual values and determined that the valuations are appropriate.

**Includes residential real estate loans held for sale totaling $1,358,290 and $4,577,233 as of December 31, 2013 and 2012, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable (continued)

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2013 and 2012 is presented as follows:

	2013
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$429,557,699	$199,949	$185,500	$-	$1,744,981	$431,688,129
Commercial Real Estate
Owner-Occupied Commercial Real Estate	258,557,660	465,418	993,163	60,286	1,139,385	261,215,912
Commercial Construction, Land Development, and Other Land	56,301,186	358,626	-	-	1,185,090	57,844,902
Other Non Owner-Occupied Commercial Real Estate	341,743,730	476,877	151,017	-	10,320,491	352,692,115
Direct Financing Leases	126,878,515	714,464	414,005	-	894,458	128,901,442
Residential Real Estate	142,353,936	3,088,516	275,262	20,126	1,618,483	147,356,323
Installment and Other Consumer	74,811,489	127,082	116,468	3,762	975,009	76,033,810
	$1,430,204,215	$5,430,932	$2,135,415	$84,174	$17,877,897	$1,455,732,633

As a percentage of total loan/lease portfolio	98.25%	0.37%	0.15%	0.01%	1.23%	100.00%

	2012
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$388,825,307	$3,724,506	$9,940	$120,000	$1,564,499	$394,244,252
Commercial Real Estate
Owner-Occupied Commercial Real Estate	204,141,070	142,993	-	-	627,245	204,911,308
Commercial Construction, Land Development, and Other Land	42,180,819	-	-	-	2,781,562	44,962,381
Other Non Owner-Occupied Commercial Real Estate	332,644,532	86,986	1,111,856	-	10,262,176	344,105,550
Direct Financing Leases	101,635,084	877,210	174,560	-	998,802	103,685,656
Residential Real Estate	111,993,859	2,254,730	283,466	-	1,049,518	115,581,573
Installment and Other Consumer	75,711,203	301,025	20,112	39,481	648,693	76,720,514
	$1,257,131,874	$7,387,450	$1,599,934	$159,481	$17,932,495	$1,284,211,234

As a percentage of total loan/lease portfolio	97.89%	0.58%	0.12%	0.01%	1.40%	100.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable (continued)

Nonperforming loans/leases by classes of loans/leases as of December 31, 2013 and 2012 is presented as follows:

	2013
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$-	$1,744,981	$878,381	$2,623,362	12.81%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	60,286	1,139,385	-	1,199,671	5.86%
Commercial Construction, Land Development, and Other Land	-	1,185,090	-	1,185,090	5.79%
Other Non Owner-Occupied Commercial Real Estate	-	10,320,491	905,205	11,225,696	54.80%
Direct Financing Leases	-	894,458	-	894,458	4.37%
Residential Real Estate	20,126	1,618,483	371,995	2,010,604	9.82%
Installment and Other Consumer	3,762	975,009	367,000	1,345,771	6.57%
	$84,174	$17,877,897	$2,522,581	$20,484,652	100.00%

*At December 31, 2013, nonaccrual loans/leases included $10,890,785 of troubled debt restructurings, including $77,072 in commercial and industrial loans, $10,077,501 in commercial real estate loans, $446,996 in residential real estate loans, and $289,216 in installment loans.

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

**At December 31, 2012, nonaccrual loans/leases included $5,658,781 of troubled debt restructurings, including $99,804 in commercial and industrial loans, $5,173,589 in commercial real estate loans, $64,722 in residential real estate loans, and $320,666 in installment loans.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable (continued)

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the years ended December 31, 2013, 2012, and 2011 are presented as follows:

	Year Ended December 31, 2013

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,531,545	$11,069,502	$1,990,395	$1,070,328	$1,263,434	$19,925,204
Provisions charged to expense	1,453,455	2,635,327	1,431,246	471,060	(60,668)	5,930,420
Loans/leases charged off	(962,607)	(3,573,006)	(916,836)	(162,010)	(229,447)	(5,843,906)
Recoveries on loans/leases previously charged off	626,381	573,611	12,412	16,471	207,455	1,436,330
Balance, ending	$5,648,774	$10,705,434	$2,517,217	$1,395,849	$1,180,774	$21,448,048

	Year Ended December 31, 2012

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,878,006	$10,596,958	$1,339,496	$704,946	$1,269,856	$18,789,262
Provisions charged to expense	(327,045)	2,482,327	1,313,767	370,140	531,578	4,370,767
Loans/leases charged off	(682,877)	(2,232,004)	(739,755)	(4,758)	(717,035)	(4,376,429)
Recoveries on loans/leases previously charged off	663,461	222,221	76,887	-	179,035	1,141,604
Balance, ending	$4,531,545	$11,069,502	$1,990,395	$1,070,328	$1,263,434	$19,925,204

	Year Ended December 31, 2011

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$7,548,922	$9,087,315	$1,530,572	$748,028	$1,449,819	$20,364,656
Provisions charged to expense	256,945	4,759,003	907,014	(4,147)	697,199	6,616,014
Loans/leases charged off	(3,262,742)	(3,590,868)	(1,100,886)	(38,935)	(1,068,320)	(9,061,751)
Recoveries on loans/leases previously charged off	334,881	341,508	2,796	-	191,158	870,343
Balance, ending	$4,878,006	$10,596,958	$1,339,496	$704,946	$1,269,856	$18,789,262

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable (continued)

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of December 31, 2013 and 2012 is presented as follows:

	2013
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$927,453	$3,174,704	$192,847	$246,266	$467,552	$5,008,822
Allowance for loans/leases collectively evaluated for impairment	4,721,321	7,530,730	2,324,370	1,149,583	713,222	16,439,226
	$5,648,774	$10,705,434	$2,517,217	$1,395,849	$1,180,774	$21,448,048

Loans/leases individually evaluated for impairment	$1,761,850	$12,956,915	$894,458	$2,116,747	$1,350,450	$19,080,420
Loans/leases collectively evaluated for impairment	429,926,279	658,796,014	128,006,984	145,239,576	74,683,360	1,436,652,213
	$431,688,129	$671,752,929	$128,901,442	$147,356,323	$76,033,810	$1,455,732,633

Allowance as a percentage of loans/leases individually evaluated for impairment	52.64%	24.50%	21.56%	11.63%	34.62%	26.25%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.10%	1.14%	1.82%	0.79%	0.95%	1.14%
Total allowance as a percentage of total loans/leaess	1.31%	1.59%	1.95%	0.95%	1.55%	1.47%

	2012
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$280,170	$4,005,042	$125,000	$105,565	$71,992	$4,587,769
Allowance for loans/leases collectively evaluated for impairment	4,251,375	7,064,460	1,865,395	964,763	1,191,442	15,337,435
	$4,531,545	$11,069,502	$1,990,395	$1,070,328	$1,263,434	$19,925,204

Loans/leases individually evaluated for impairment	$1,006,952	$20,383,846	$998,802	$1,217,256	$687,355	$24,294,211
Loans/leases collectively evaluated for impairment	393,237,300	573,595,393	102,686,854	114,364,317	76,033,159	1,259,917,023
	$394,244,252	$593,979,239	$103,685,656	$115,581,573	$76,720,514	$1,284,211,234

Allowance as a percentage of loans/leases individually evaluated for impairment	27.82%	19.65%	12.51%	8.67%	10.47%	18.88%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.08%	1.23%	1.82%	0.84%	1.57%	1.22%
Total allowance as a percentage of total loans/leaess	1.15%	1.86%	1.92%	0.93%	1.65%	1.55%

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

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the years ended December 31, 2013, 2012, and 2011 is presented as follows:

	2013
Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$492,622	$568,951	$-	$747,134	$7,749	$7,749
Commercial Real Estate
Owner-Occupied Commercial Real Estate	392,542	392,542	-	1,881,823	-	-
Commercial Construction, Land Development, and Other Land	1,943,168	2,054,368	-	2,666,039	-	-
Other Non Owner-Occupied Commercial Real Estate	1,790,279	1,902,279	-	3,869,493	58,534	58,534
Direct Financing Leases	557,469	557,469	-	802,825	-	-
Residential Real Estate	1,071,927	1,071,927	-	1,010,027	4,235	4,235
Installment and Other Consumer	509,667	509,667	-	606,282	4,464	4,464
	$6,757,674	$7,057,203	$-	$11,583,623	$74,982	$74,982

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$1,269,228	$1,956,755	$927,453	$1,222,449	$33,703	$33,703
Commercial Real Estate
Owner-Occupied Commercial Real Estate	159,247	159,247	67,498	87,035	-	-
Commercial Construction, Land Development, and Other Land	888,547	1,011,747	503,825	1,137,489	10,862	10,862
Other Non Owner-Occupied Commercial Real Estate	7,783,132	8,488,414	2,603,381	7,426,299	45,926	45,926
Direct Financing Leases	336,989	336,989	192,847	97,846	-	-
Residential Real Estate	1,044,820	1,044,820	246,266	641,217	1,883	1,883
Installment and Other Consumer	840,783	840,783	467,552	640,557	-	-
	$12,322,746	$13,838,755	$5,008,822	$11,252,892	$92,374	$92,374

Total Impaired Loans/Leases:
Commercial and Industrial	$1,761,850	$2,525,706	$927,453	$1,969,583	$41,452	$41,452
Commercial Real Estate
Owner-Occupied Commercial Real Estate	551,789	551,789	67,498	1,968,858	-	-
Commercial Construction, Land Development, and Other Land	2,831,715	3,066,115	503,825	3,803,528	10,862	10,862
Other Non Owner-Occupied Commercial Real Estate	9,573,411	10,390,693	2,603,381	11,295,792	104,460	104,460
Direct Financing Leases	894,458	894,458	192,847	900,671	-	-
Residential Real Estate	2,116,747	2,116,747	246,266	1,651,244	6,118	6,118
Installment and Other Consumer	1,350,450	1,350,450	467,552	1,246,839	4,464	4,464
	$19,080,420	$20,895,958	$5,008,822	$22,836,515	$167,356	$167,356

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of December 31, 2013 and 2012:

	2013
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$407,294,743	$250,028,731	$51,868,919	$326,168,882	$1,035,361,275
Special Mention (Rating 6)	11,355,713	8,318,232	1,588,086	3,310,017	24,572,048
Substandard (Rating 7)	13,037,673	2,868,949	4,387,897	23,213,216	43,507,735
Doubtful (Rating 8)	-	-	-	-	-
	$431,688,129	$261,215,912	$57,844,902	$352,692,115	$1,103,441,058

	2013
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$128,006,984	$145,345,719	$74,688,039	$348,040,742
Nonperforming	894,458	2,010,604	1,345,771	4,250,833
	$128,901,442	$147,356,323	$76,033,810	$352,291,575

	2012
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$371,856,380	$195,567,523	$38,125,793	$312,370,393	$917,920,089
Special Mention (Rating 6)	8,008,866	5,488,602	1,238,152	7,319,902	22,055,522
Substandard (Rating 7)	14,379,006	3,855,183	5,598,436	24,415,255	48,247,880
Doubtful (Rating 8)	-	-	-	-	-
	$394,244,252	$204,911,308	$44,962,381	$344,105,550	$988,223,491

	2012
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$102,686,854	$114,364,316	$75,921,358	$292,972,528
Nonperforming	998,802	1,217,257	799,156	3,015,215
	$103,685,656	$115,581,573	$76,720,514	$295,987,743

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing troubled debt restructurings.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable (continued)

As of December 31, 2013 and 2012, troubled debt restructurings totaled $13,413,366 and $12,958,374, respectively.

For each class of financing receivable, the following presents the number and recorded investment of troubled debt restructurings, by type of concession, that were restructured during the years ended December 31, 2013 and 2012. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of restructuring. The specific allowance is as of December 31, 2013 and 2012, respectively. The following excludes any troubled debt restructurings that were restructured and paid off in the same year.

	2013
Classes of Loans/Leases	Number of Loans/Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of maturity
Commercial and Industrial	3	$809,494	$809,494	$182,498
Owner-Occupied Commercial Real Estate	1	61,517	61,517	10,260
Other Non Owner-Occupied Commercial Real Estate *	8	6,637,835	6,637,835	1,535,154
	12	$7,508,846	$7,508,846	$1,727,912

CONCESSION - Significant payment delay
Residential Real Estate	1	$91,581	$91,581	$-
Installment and Other Consumer	1	370,000	370,000	300
	2	$461,581	$461,581	$300

CONCESSION - Interest rate adjusted below market
Commercial Construction, Land Development, and Other Land	1	$337,500	$337,500	$-
Other Non Owner-Occupied Commercial Real Estate **	1	-	-	4,837
Residential Real Estate	3	394,838	394,838	108,121
	5	$732,338	$732,338	$112,958

TOTAL	19	$8,702,765	$8,702,765	$1,841,170

*Includes one troubled debt restructuring that is a $136,000 line of credit that had nothing outstanding at the time of modification. The total amount outstanding as of December 31, 2013 was $135,477 with specific allowance of $67,745.

**Includes one troubled debt restructuring that is a $25,000 line of credit that had nothing outstanding at the time of modification. The total amount outstanding as of December 31, 2013 was $4,837 with specific allowance of $4,837.

Of the troubled debt restructurings reported above, 13 with post-modification recorded investments totaling $6,579,346 were on nonaccrual as of December 31, 2013.

For the year ended December 31, 2013, the Company had one troubled debt restructuring that redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. The one troubled debt restructuring had a pre-modification and post-modification recorded investment of $61,517 with no specific allowance.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable (continued)

	2012
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

For the year ended December 31, 2012, none of the Company’s troubled debt restructurings had redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable (continued)

Loans are made in the normal course of business to directors, executive officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate committed amount of loans greater than or equal to $60,000 during the years ended December 31, 2013, 2012, and 2011, was as follows:

	2013	2012	2011

Balance, beginning	$20,502,058	$19,155,542	$20,796,427
Net increase (decrease) due to change in related parties	17,124,702	2,784,143	(235,000)
Advances	6,213,381	6,754,970	10,674,567
Repayments	(4,647,175)	(8,192,597)	(12,080,452)
Balance, ending	$39,192,966	$20,502,058	$19,155,542

The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio includes a concentration of loans in certain industries as of December 31, 2013 and 2012 as follows:

	2013		2012
Industry Name	Balance	Percentage of Total Loans/Leases	Balance	Percentage of Total Loans/Leases

Lessors of Non-Residential Buildings	$237,049,149	16%	$178,060,120	14%
Lessors of Residential Buildings	69,087,354	5%	61,459,574	5%
Bank Holding Companies	56,716,875	4%	47,662,055	4%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.     Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2013 and 2012:

	2013	2012

Land	$7,287,656	$5,583,180
Buildings (useful lives 15 to 50 years)	31,290,618	28,368,503
Furniture and equipment (useful lives 3 to 10 years)	21,882,303	20,069,281
	60,460,577	54,020,964
Less accumulated depreciation	23,705,213	22,758,574
	$36,755,364	$31,262,390

Certain facilities are leased under operating leases. Rental expense was $795,816, $372,631, and $290,101 for the years ended December 31, 2013, 2012, and 2011, respectively.

Future minimum rental commitments under noncancelable leases are as follows as of December 31, 2013:

Year ending December 31:
2014	$358,362
2015	233,188
2016	239,241
2017	241,116
2018	194,016
Thereafter	162,792
$1,428,715

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.     Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was $305,326,265 and $249,664,219 as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:
2014	$300,290,809
2015	59,280,188
2016	16,177,554
2017	6,607,701
2018	6,425,639
Thereafter	2,000,000
$390,781,891

Note 7.     Short-Term Borrowings

Short-term borrowings as of December 31, 2013 and 2012 are summarized as follows:

	2013	2012

Overnight repurchase agreements with customers	$98,822,967	$104,942,961
Federal funds purchased	50,470,000	66,140,000
	$149,292,967	$171,082,961

Information concerning overnight repurchase agreements with customers is summarized as follows as of December 31, 2013 and 2012:

	2013	2012

Average daily balance during the period	$123,543,416	$111,782,307
Average daily interest rate during the period	0.12%	0.13%
Maximum month-end balance during the period	$146,075,177	$141,890,506
Weighted average rate as of end of period	0.13%	0.11%

Securities underlying the agreements as of end of period:
Carrying value	$143,262,002	$160,950,808
Fair value	143,262,002	160,950,808

The securities underlying the agreements as of December 31, 2013 and 2012 were under the Company's control in safekeeping at third-party financial institutions.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.     Short-Term Borrowings (continued)

Information concerning federal funds purchased is summarized as follows as of December 31, 2013 and 2012:

	2013	2012

Average daily balance during the period	$41,156,729	$52,379,823
Average daily interest rate during the period	0.40%	0.27%
Maximum month-end balance during the period	$95,380,000	$80,150,000
Weighted average rate as of end of period	0.28%	0.26%

Note 8.     Federal Home Loan Bank Advances

The subsidiary banks are members of the FHLB of Des Moines or Chicago. As of December 31, 2013 and 2012, the subsidiary banks held $12,343,500 and $11,986,400, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheets.

During the first quarter of 2011, QCBT prepaid $15,000,000 of FHLB advances with a weighted average interest rate of 4.87% and a weighted average maturity of May 2012. The fees for prepayment totaled $832,099 and are included in noninterest expenses in the Statement of Income. In addition, QCBT modified $20,350,000 of fixed rate FHLB advances with a weighted average interest rate of 4.33% and a weighted average maturity of October 2013 into new fixed rate FHLB advances with a weighted average interest rate of 3.35% and a weighted average maturity of February 2014.

During the fourth quarter of 2011, RB&T modified $13,000,000 of fixed rate FHLB advances with a weighted average rate of 3.37% and a weighted average maturity of March 2013 into new fixed rate FHLB advances with a weighted average interest rate of 2.29% and a weighted average maturity of February 2016.

During the second quarter of 2013, CRBT modified $20,000,000 of fixed rate FHLB advances with a weighted average rate of 4.82% and a weighted average maturity of October 2016 into new fixed rate FHLB advances with a weighted average interest rate of 4.12% and a weighted average maturity of June 2019.

There were no prepayments during 2013 or 2012.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.     Federal Home Loan Bank Advances (continued)

Maturity and interest rate information on advances from FHLB as of December 31, 2013 and 2012 is as follows:

	December 31, 2013
	Amount Due	Weighted Average Interest Rate at Year-End	Amount Due with Putable Option *	Weighted Average Interest Rate at Year-End
Maturity:
Year ending December 31:
2014	$75,850,000	1.32%	$-	-%
2015	21,000,000	2.26	-	-
2016	42,500,000	3.96	32,500,000	4.56
2017	31,000,000	3.75	15,000,000	4.42
2018	41,000,000	3.58	5,000,000	2.84
Thereafter	20,000,000	4.12	-	-
Total FHLB advances	$231,350,000	2.86	$52,500,000	4.36

	December 31, 2012
	Amount Due	Weighted Average Interest Rate at Year-End	Amount Due with Putable Option *	Weighted Average Interest Rate at Year-End
Maturity:
Year ending December 31:
2013	$24,000,000	1.50%	$-	-%
2014	27,850,000	3.16	-	-
2015	16,000,000	2.84	-	-
2016	57,500,000	4.19	47,500,000	4.64
2017	36,000,000	3.89	20,000,000	4.51
Thereafter	41,000,000	3.58	33,000,000	3.64
Total FHLB advances	$202,350,000	3.45	$100,500,000	4.29

*Of the advances outstanding, a large portion have putable options which allow the FHLB, at its discretion, to terminate the advances and require the subsidiary banks to repay at predetermined dates prior to the stated maturity date of the advances.

Advances are collateralized by securities with a carrying value of $87,061,601 and $18,959,669 as of December 31, 2013 and 2012, respectively, and by loans pledged of $543,076,034 and $423,179,584, respectively, in aggregate. On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9.     Other Borrowings and Unused Lines of Credit

Other borrowings as of December 31, 2013 and 2012 are summarized as follows:

	2013	2012

Wholesale repurchase agreements	$130,000,000	$130,000,000
Term note	9,800,000	-
364-day revolving note	-	5,600,000
Series A subordinated notes	2,648,362	2,639,762
	$142,448,362	$138,239,762

Maturity and interest rate information concerning wholesale structured repurchase agreements is summarized as follows:

	December 31, 2013		December 31, 2012
	Amount Due	Weighted Average Interest Rate at Year-End	Amount Due	Weighted Average Interest Rate at Year-End
Maturity:
Year ending December 31:
2015	$5,000,000	2.77%	$35,000,000	3.00%
2016	-	0.00	20,000,000	3.46
2017	10,000,000	3.00	10,000,000	3.00
Thereafter	115,000,000	3.25	65,000,000	3.71
Total Wholesale Structured Repurchase Agreements	$130,000,000	3.21	$130,000,000	3.43

Each wholesale structured repurchase agreement has a one-time put option, at the discretion of the counterparty, to terminate the agreement and require the subsidiary bank to repay at predetermined dates prior to the stated maturity date of the agreement.

As of December 31, 2013 and 2012, embedded within $30,000,000 and $50,000,000, respectively, of the wholesale structured repurchase agreements were interest rate cap options with varying terms. Of the $30,000,000 as of December 31, 2013, all of it matures in 2019 with the caps expiring in 2014 in conjunction with the one-time put option. Of the $50,000,000 as of December 31, 2012, $20,000,000 matures in 2016 with the caps expiring in 2013 in conjunction with the one-time put option, and $30,000,000 matures in 2019 with the caps expiring in 2014 in conjunction with the one-time put option. The interest rate cap options are effected when the 3-month LIBOR rate increases to certain levels. If that situation occurs, the rate paid will be decreased by the difference between the 3-month LIBOR rate and the particular cap level. In no case will the rate paid fall below 0.00%.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9.     Other Borrowings and Unused Lines of Credit (continued)

During 2013, the Company modified $50,000,000 of fixed rate wholesale structured repurchase agreements with a weighted average interest rate of 3.21% and a weighted average maturity of February 2016 into new fixed rate wholesale structured repurchase agreements with a weighted average interest rate of 2.65% and a weighted average maturity of May 2020. During 2012, the Company modified $25,000,000 of fixed rate wholesale structured repurchase agreements with a weighted average interest rate of 3.77% and a weighted average maturity of December 2015 into new fixed rate wholesale structured repurchase agreements with a weighted average interest rate of 3.21% and a weighted average maturity of April 2019. Of this $25,000,000, $15,000,000 had interest rate cap options embedded that were set to expire in 2013 in conjunction with the one-time put option. Upon modification, the interest rate cap options were cancelled.

The wholesale structured repurchase agreements are collateralized by securities with a carrying value of $151,592,944 and $160,772,093 as of December 31, 2013 and 2012, respectively.

At December 31, 2012, the Company had a single $20,000,000 secured revolving credit note which matures every 364 days. At December 31, 2012, the note carried a balance outstanding of $5,600,000. Interest was payable monthly at the effective LIBOR rate plus 2.50% per annum, as defined by the credit agreement. As of December 31, 2012, the interest rate on the note was 2.71%. In order to fund the cash portion of the consideration and pay off the $3,950,000 of Community National borrowings at acquisition, the Company borrowed $4,400,000 on its 364-day revolving credit note. The outstanding balance on the 364-day revolving credit note totaled $10,000,000 until maturity at June 26, 2013. Upon maturity, the credit facility was restructured whereby the $10,000,000 of outstanding debt was restructured into a secured 3-year term note with principal due quarterly and interest due monthly where the interest is calculated at the effective LIBOR rate plus 3.00% per annum (3.17% at December 31, 2013). Additionally, as part of the restructuring, the Company maintained a secured 364-day revolving credit note with availability of $10,000,000 where the interest is calculated at the effective LIBOR rate plus 2.50% per annum. At December 31, 2013, the Company had not borrowed on this revolving credit note and had the full amount available.

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

Unused lines of credit of the subsidiary banks as of December 31, 2013 and 2012 are summarized as follows:

	2013	2012

Secured	$26,791,107	$52,703,791
Unsecured	324,500,000	259,000,000
	$351,291,107	$311,703,791

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10.              Junior Subordinated Debentures

As part of the acquisition of Community National, the Company assumed two junior subordinated debentures detailed as follows:

The first debenture assumed was issued in September 2004 in the amount of $3,093,000, and provides that interest is payable quarterly with the interest rate adjusted to equal three-month LIBOR plus 2.17%. Principal is due September 20, 2034, but is callable at any time. The second debenture assumed was issued in March 2007 in the amount of $3,609,000, and provides that interest is payable quarterly with the interest rate adjusted to equal three-month LIBOR plus 1.75%. Principal is due March 15, 2037, but is callable at any time.

Junior subordinated debentures are summarized as of December 31, 2013 and 2012 as follows:

	2013	2012

Note Payable to QCR Holdings Capital Trust II	$12,372,000	$12,372,000
Note Payable to QCR Holdings Capital Trust III	8,248,000	8,248,000
Note Payable to QCR Holdings Capital Trust IV	5,155,000	5,155,000
Note Payable to QCR Holdings Capital Trust V	10,310,000	10,310,000
Note Payable to Community National Trust II	3,093,000	-
Note Payable to Community National Trust III	3,609,000	-
Market Value Discount per ASC 805 (see Note 2)	(2,497,170)	-
	$40,289,830	$36,085,000

A schedule of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities including the amounts outstanding as of December 31, 2013 and 2012, is as follows:

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 12/31/2013	Interest Rate as of 12/31/2012

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.10%	3.21%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.10%	3.21%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.04%	2.14%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	1.79%	1.89%
Community National Statutory Trust II	September 2004	3,093,000	2.17% over 3-month LIBOR	2.42%	N/A
Community National Statutory Trust III	March 2007	3,609,000	1.75% over 3-month LIBOR	1.99%	N/A
		$42,787,000	Weighted Average Rate	2.51%	2.68%

Securities issued by all of the trusts listed above mature 30 years from the date of issuance, but all are currently callable at par at anytime.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.     Preferred Stock

Preferred stock is summarized as of December 31, 2013 and 2012 as follows:

	2013	2012

Series E Non-Cumulative Convertible Perpetual Preferred Stock	$-	$25,000
Series F Non-Cumulative Perpetual Preferred Stock	29,867	29,867
	$29,867	$54,867

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

The Series E Preferred Stock carried a stated dividend rate of 7.00% and was perpetually convertible by the holder into shares of common stock at a per share conversion price of $12.15, subject to anti-dilution adjustments upon the occurrence of certain events. In addition, the Company could exercise a conversion option on or after the third anniversary of the issue date (June 30, 2013), at the same $12.15 conversion price if the Company’s common stock price equals or exceeds $17.22 for at least 20 trading days in a period of 30 consecutive trading days. The Series E Preferred Stock was not registered under the Securities Act of 1933, as amended (the “Act”), and was issued pursuant to an exemption from registration under Regulation D of the rules promulgated under the Act. The Series E Preferred Stock was intended to qualify as Tier 1 capital of the Company for regulatory purposes. The Company used the net proceeds from the issuance to further strengthen its capital and liquidity positions.

Pursuant to the terms of the Series E Preferred Stock, because the Company’s common stock price exceeded $17.22 for at least 20 trading days in a period of 30 consecutive trading days, the Company’s Board of Directors approved the conversion and the preferred shareholders were notified by mail on November 21, 2013. The conversion was effective December 23, 2013. Each share of the Series E Preferred Stock was converted into the number of shares of common stock that resulted from dividing $1,000 (the issuance price per share of the Series E Preferred Stock) by $12.15 (the conversion price per share). No fractional shares were issued as a result of the conversion of the Series E Preferred Stock. Instead, holders received cash totaling $1,915 which equaled the amount of fractional shares multiplied by $17.24 (the closing price of the Company’s common stock on December 20, 2013). As a result of the conversion, the Company issued 2,057,502 shares of common stock.

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

The Series F Preferred Stock qualifies as Tier 1 capital of the Company. Non-cumulative dividends are payable quarterly on the Series F Preferred Stock, and the dividend rate is based on changes in the level of “Qualified Small Business Lending” or “QSBL” by the Company’s wholly owned bank subsidiaries, QCBT, CRBT and RB&T. Based upon the change in the banks’ level of QSBL over the baseline level (as defined by SBLF, the baseline is the average of QSBL for the last two quarters of 2009 and the first two quarters of 2010), the dividend rate for the initial dividend period, which was from the date of issuance through September 30, 2011, was set at 5%, and the dividend rate for the fourth quarter of 2011 has also been set at 5%. For the 2nd through 10th calendar quarters, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of change in the banks’ level of QSBL. For the 11th calendar quarter through 4.5 years after issuance, the dividend rate is fixed at between 1% and 5%, based upon the increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013), or will be fixed at 7% if there is no increase or there is a decrease in QSBL during such period. In addition, beginning on April 1, 2014 and ending on April 1, 2016, if there is no increase or there is a decrease in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013), because of the Company’s participation in the CPP, the Company will be subject to an additional lending incentive fee of 2% per year. After 4.5 years from issuance, the dividend rate will increase to 9%. As the Company did not increase the QSBL from the baseline level as of September 30, 2013, the Company’s dividend rate, including the additional 2% lending incentive fee, increased to 9% beginning with the dividend payment due on April 1, 2014.

In accordance with SBLF, the Company may pay dividends on all stock assuming Tier 1 capital levels remain at least 90% of the level existing upon the date of issuance, or September 15, 2011. This threshold is subject to reduction depending on increases in the Company’s QSBL.

The Series F Preferred Stock is nonvoting, other than for consent rights granted to the Treasury with respect to: (i) any authorization or issuance of shares ranking senior to the Series F Preferred Stock; (ii) any amendment to the rights of the Series F Preferred Stock; (iii) any merger, exchange, dissolution, or similar transaction that would affect the rights of the Series F Preferred Stock; and (iv) any sale of all, or any material portion of, the Company’s assets if in conjunction with such sale, the Series F Preferred Stock will not be redeemed in full.

If the Company misses five dividend payments, whether or not consecutive, the holder of the Series F Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors. If the Company misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate liquidation amount of the Series F Preferred Stock is at least $25,000,000, then the holder of the Series F Preferred Stock will have the right to designate two directors to the Board of Directors of the Company. The Company has not missed a dividend payment.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.     Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011

Current	$5,639,933	$2,232,183	$195,135
Deferred	(1,021,991)	2,302,418	3,673,064
	$4,617,942	$4,534,601	$3,868,199

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2013, 2012, and 2011:

	Years Ended December 31,
	2013		2012		2011
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income

Computed "expected" tax expense	$6,844,665	35.0%	$6,174,295	35.0%	$4,899,324	35.0%
Effect of graduated tax rates interest	(123,868)	(0.6)	(20,775)	(0.1)	(139,981)	(1.0)
Tax exempt income, net	(1,790,049)	(9.2)	(1,243,660)	(7.0)	(692,742)	(4.9)
Bank-owned life insurance	(624,847)	(3.2)	(544,292)	(3.1)	(490,491)	(3.5)
State income taxes, net of federal benefit, current year	758,695	3.9	730,865	4.1	533,250	3.8
Change in unrecognized tax benefits	37,180	0.2	(149,183)	(0.8)	2,074	-
Acquisition costs	248,952	1.3	-	-	-	-
Noncontrolling interests	-	-	(166,081)	(0.9)	(148,995)	(1.1)
Other	(732,786)	(3.8)	(246,568)	(1.5)	(94,240)	(0.7)
	$4,617,942	23.6%	$4,534,601	25.7%	$3,868,199	27.6%

Changes in the unrecognized tax benefits included in other liabilities are as follows for the years ended December 31, 2013 and 2012:

	2013	2012

Balance, beginning	$994,078	$1,148,549
Impact of tax positions taken during current year	288,016	202,341
Gross increase related to tax positions of prior years	16,939	21,781
Reduction as a result of a lapse of the applicable statute of limitations	(241,014)	(378,593)
Balance, ending	$1,058,019	$994,078

Included in the unrecognized tax benefits liability at December 31, 2013 are potential benefits of approximately $742,000 that, if recognized, would affect the effective tax rate.

The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At December 31, 2013 and 2012, accrued interest on uncertain tax positions was approximately $316,000 and $302,000, respectively. Estimated interest related to the underpayment of income taxes is classified as a component of “income taxes” in the statements of income.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.     Federal and State Income Taxes (continued)

The Company’s federal income tax returns are open and subject to examination from the 2010 tax return year and forward. Various state franchise and income tax returns are generally open from the 2009 and later tax return years based on individual state statute of limitations.

The net deferred tax assets (liabilities) included with other assets on the consolidated balance sheets consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Alternative minimum tax credits	$3,936,226	$2,717,333
New markets tax credits	1,500,000	1,000,000
Net unrealized losses on securities available for sale	8,468,118	-
Compensation	7,056,579	5,748,551
Loan/lease losses	6,890,532	6,041,379
Net operating loss carryforwards, federal and state	2,914,140	897,910
Deferred loan origination fees, net	143,949	299,670
Other	410,640	469,673
	31,320,184	17,174,516
Deferred tax liabilities:
Net unrealized gains on securities available for sale	-	2,905,784
Premises and equipment	1,575,582	1,601,682
Equipment financing leases	23,191,514	20,013,576
Acquisition fair value adjustments	1,319,981	-
Investment accretion	45,463	45,363
Other	551,080	367,440
	26,683,620	24,933,845
Net deferred tax asset (liability)	$4,636,564	$(7,759,329)

At December 31, 2013, the Company had $6,949,939 of federal net operating loss carryforwards, of which $4,289,818 expires in 2029, $1,188,424 expires in 2030, $471,018 expires in 2031, $226,883 expires in 2032, and $773,797 expires in 2033. At December 31, 2013, the Company had $9,590,393 of state net operating loss carryforwards which are set to expire in varying amounts annually beginning in 2017 and ending in 2029.

The change in deferred income taxes was reflected in the consolidated financial statements as follows for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011

Provision for income taxes	$(1,021,991)	$2,302,418	$3,673,064
Statement of stockholders' equity- accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale, net	(11,373,902)	(35,008)	2,510,006
	$(12,395,893)	$2,267,410	$6,183,070

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13.     Employee Benefit Plans

The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee's compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the years ended December 31, 2013, 2012, and 2011 were as follows:

	2013	2012	2011

Matching contribution	$1,046,526	$1,014,418	$929,869
Discretionary contribution	186,000	188,700	150,000
	$1,232,526	$1,203,118	$1,079,869

The Company has entered into nonqualified supplemental executive retirement plans (“SERPs”) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans. During the years ended December 31, 2013, 2012, and 2011, the Company expensed $264,672, $289,437, and $190,105, respectively, related to these plans. As part of the acquisition of Community National, the Company assumed the liability related to a SERP for one CNB executive. The assumed SERP liability was $317,418 at acquisition. As of December 31, 2013 and 2012, the liability related to the SERPs, included in other liabilities, was $3,267,587 and $2,802,497, respectively. Payments in the amount of $117,000 were made in both 2013 and 2012.

The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements, the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution varies by officer and is a maximum of between $10,000 and $20,000 annually. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate subject to a minimum of 6% and a maximum of 12% with such limits differing by officer. The Company has also entered into deferred compensation agreements with certain management officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution differs by officer and is a maximum between 4% and 10% of officer’s compensation. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate plus one percentage point, and has a minimum of 4% and shall not exceed 8%. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. As of December 31, 2013 and 2012, the liability related to the agreements totaled $6,224,368 and $5,151,630, respectively.

Changes in the deferred compensation agreements, included in other liabilities, are as follows for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011

Balance, beginning	$5,151,630	$4,202,733	$3,469,525
Company expense	557,663	555,407	414,478
Employee deferrals	525,469	405,788	381,616
Cash payments made	(10,394)	(12,298)	(62,886)
Balance, ending	$6,224,368	$5,151,630	$4,202,733

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.     Stock-Based Compensation

Stock-based compensation expense was reflected in the consolidated financial statements as follows for the years ended December 31, 2013, 2012, and 2011.

	2013	2012	2011

Stock option and incentive plans	$734,827	$798,929	$587,900
Stock purchase plan	57,452	50,831	58,519
Stock appreciation rights	-	-	49,988
	$792,279	$849,760	$696,407

Stock option and incentive plans:

The Company’s Board of Directors adopted in January 2008, and the stockholders approved in May 2008, the QCR Holdings, Inc. 2008 Equity Incentive Plan (“2008 Equity Incentive Plan”). Up to 250,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 2008 Equity Incentive Plan. The Company’s Board of Directors adopted in February 2010, and the stockholders approved in May 2010, the QCR Holdings, Inc. 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”). Up to 350,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of the nonqualified stock options and restricted stock granted under the 2010 Equity Incentive Plan. The Company’s Board of Directors adopted in February 2013, and the stockholders approved in May 2013, the QCR Holdings, Inc. 2013 Equity Incentive Plan (“2013 Equity Incentive Plan”). Up to 350,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 2013 Equity Incentive Plan. The 2008 Equity Incentive Plan, the 2010 Equity Incentive Plan, and the 2013 Equity Incentive Plan (collectively, “the stock option plans”) are administered by the Compensation Committee of the Board of Directors (the “Committee”). As of December 31, 2013, there were 294,831 remaining options available for grant under the stock option plans.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.     Stock-Based Compensation (continued)

A summary of the stock option plans as of December 31, 2013, 2012, and 2011 and changes during the years then ended is presented below:

	December 31,
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning	608,852	$13.27	535,130	$13.85	510,612	$14.04
Granted	96,232	15.68	102,722	9.30	73,250	8.23
Exercised	(41,258)	10.06	(17,876)	9.68	(36,459)	8.30
Forfeited	(1,320)	10.53	(11,124)	10.57	(12,273)	8.28
Outstanding, ending	662,506	13.82	608,852	13.27	535,130	13.85

Exercisable, ending	419,735		391,378		355,398

Weighted average fair value per option of options granted during the period	$5.14		$2.79		$2.74

A further summary of options outstanding as of December 31, 2013 is presented below:

			Options Outstanding
				Weighted		Options Exercisable
Range of Exercise Prices			Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$7.72	to	$8.93	58,510	6.91	$8.12	22,520	$8.21
$9.00	to	$11.64	212,004	6.82	9.21	101,355	9.19
$13.25	to	$16.85	243,567	5.90	15.85	149,435	15.99
$17.00	to	$18.60	51,840	2.05	18.05	49,840	18.06
$18.67	to	$20.90	67,885	1.16	19.48	67,885	19.48
$21.00	to	$22.00	28,700	1.16	21.28	28,700	21.28
			662,506			419,735

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.     Stock-Based Compensation (continued)

Stock purchase plan:

The Company’s Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). On May 2, 2012, the Company’s stockholders approved a complete amendment and restatement of the Purchase Plan. As of January 1, 2013, there were 254,851 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 90% of the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in an offering period is $7,500. Additionally, the maximum percentage that any one participant can elect to contribute is 8% of his or her compensation for the years ended December 31, 2013, 2012, and 2011. Information for the stock purchase plan for the years ended December 31, 2013, 2012, and 2011 is presented below:

	2013	2012	2011

Shares granted	27,415	29,671	34,860
Shares purchased	27,110	31,554	36,174
Weighted average fair value per share granted	$2.10	$1.71	$1.68

Stock appreciation rights:

The 1997 Stock Incentive Plan and 2004 Stock Incentive Plan allowed the granting of stock appreciation rights (“SARs”). SARs are rights entitling the grantee to receive cash equal to the fair market value of the appreciation in the market value of a stated number of shares from the date of grant. Like options, the number and exercise price of SARs granted is determined by the Committee. The SARs vested 20% per year, and the term of the SARs was not to exceed 10 years from the date of the grant. As of December 31, 2011, all SARs have expired or been paid out; therefore, there was no further liability related to the SARs as of December 31, 2013 and 2012. The final payments totaled $67,326 and were made during the year ended December 31, 2011.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15.     Regulatory Capital Requirements and Restrictions on Dividends

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of December 31, 2013 and 2012, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2013 and 2012 are also presented in the following table (dollars in thousands). As of December 31, 2013 and 2012, the subsidiary banks met the requirements to be “well capitalized”.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2013:
Company:
Total risk-based capital	$217,011	12.87%	$134,935	>	8.0%	N/A		N/A
Tier 1 risk-based capital	193,044	11.45%	67,468	>	4.0%	N/A		N/A
Tier 1 leverage	193,044	7.96%	97,029	>	4.0%	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$101,168	12.25%	$66,049	>	8.0%	$82,562	>	10.00%
Tier 1 risk-based capital	91,820	11.12%	33,025	>	4.0	49,537	>	6.00%
Tier 1 leverage	91,820	7.13%	51,527	>	4.0	64,408	>	5.00%
Cedar Rapids Bank & Trust:							>
Total risk-based capital	$74,912	12.54%	$47,808	>	8.0%	$59,760	>	10.00%
Tier 1 risk-based capital	67,432	11.28%	23,904	>	4.0	35,856	>	6.00%
Tier 1 leverage	67,432	8.78%	30,736	>	4.0	38,420	>	5.00%
Rockford Bank & Trust:							>
Total risk-based capital	$38,778	14.59%	$21,263	>	8.0%	$26,579	>	10.00%
Tier 1 risk-based capital	35,449	13.34%	10,631	>	4.0	15,947	>	6.00%
Tier 1 leverage	35,449	10.54%	13,459	>	4.0	16,824	>	5.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15.     Regulatory Capital Requirements and Restrictions on Dividends (continued)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2012:
Company:
Total risk-based capital	$188,841	12.71%	$118,878	>	8.0%	N/A		N/A
Tier 1 risk-based capital	167,475	11.27%	59,439	>	4.0%	N/A		N/A
Tier 1 leverage	167,475	8.13%	82,357	>	4.0%	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$98,789	12.12%	$65,218	>	8.0%	$81,522	>	10.00%
Tier 1 risk-based capital	90,533	11.11%	32,609	>	4.0	48,913	>	6.00%
Tier 1 leverage	90,533	7.74%	46,784	>	4.0	58,480	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$55,736	12.87%	$34,652	>	8.0%	$43,315	>	10.00%
Tier 1 risk-based capital	50,297	11.61%	17,326	>	4.0	25,989	>	6.00%
Tier 1 leverage	50,297	8.49%	23,685	>	4.0	29,606	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$36,894	15.33%	$19,255	>	8.0%	$24,609	>	10.00%
Tier 1 risk-based capital	33,870	14.07%	9,628	>	4.0	14,441	>	6.00%
Tier 1 leverage	33,870	11.13%	12,177	>	4.0	15,221	>	5.00%

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in four private placements and assumed two issues of junior subordinated debentures in connection with the Community National acquisition (see Note 2). Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. Additionally, the Company has issued shares of non-cumulative perpetual preferred stock and under the terms of this preferred stock, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances existed at December 31, 2013 or 2012.

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

Note 16.     Earnings Per Common Share

The following information was used in the computation of basic and diluted earnings per common share for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011

Net income	$14,938,245	$13,106,240	$10,129,869
Less: Net income attributable to noncontrolling interests	-	488,473	438,221
Net income attributable to QCR Holdings, Inc.	$14,938,245	$12,617,767	$9,691,648

Less: Preferred stock dividends and discount accretion	3,168,302	3,496,085	5,283,885	*
Net income attributable to QCR Holdings, Inc. common stockholders	$11,769,943	$9,121,682	$4,407,763

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$2.13	$1.88	$0.93
Diluted	$2.08	$1.85	$0.92

Weighted average common shares outstanding	5,531,948	4,844,776	4,724,781
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan **	114,978	74,783	64,245
Weighted average common and common equivalent shares outstanding	5,646,926	4,919,559	4,789,026

*For the year ended December 31, 2011, includes approximately $1.2 million of accelerated accretion of discount on the redemption of Series D Preferred Stock during the third quarter of 2011. See Note 11 for additional information.

**Excludes anti-dilutive shares of 116,324, 158,375, and 546,521 at December 31, 2013, 2012 and 2011, respectively.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2013 and 2012, no amounts had been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.

As of December 31, 2013 and 2012, commitments to extend credit aggregated $432,601,000 and $430,058,000, respectively. As of December 31, 2013 and 2012, standby letters of credit aggregated $9,697,000 and $15,179,000, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $1,358,290 and $4,577,233 as of December 31, 2013 and 2012, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17.     Commitments and Contingencies (continued)

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as, breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $16,151,133 and $38,846,068 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2013 and 2012, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2013, 2012, and 2011. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

Aside from cash on-hand and in-vault, the majority of the Company's cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $54,163,895 and $30,020,230 as of December 31, 2013 and 2012, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks. In addition, some of the Company’s cash maintained at upstream correspondent banks is in non-interest bearing deposit accounts. In accordance with the FDIC’s Transaction Account Guarantee (“TAG”) Program, cash maintained in non-interest bearing deposit accounts was fully insured through December 31, 2012. As scheduled, the unlimited coverage for noninterest-bearing transaction accounts provided under the Dodd-Frank Act expired on December 31, 2012. Effective January 1, 2013, deposits held in noninterest-bearing transaction accounts are now aggregated with interest-bearing deposits the owner holds, and the combined total is insured up to $250,000.

In an arrangement with Goldman Sachs and Company (“Goldman Sachs”), certain subsidiary banks offer a cash management program for select customers. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund administered by Goldman Sachs. At December 31, 2013 and 2012, the Company had $78,880,300 and $66,783,049, respectively of customer funds invested in this cash management program. In the opinion of management, no material risk of loss exists due to the financial condition of Goldman Sachs.

In April 2011, CNB was named as one of 36 co-defendants in a complaint alleging unjust enrichment relating to participation loans originated, sold and repaid in a fraudulent scheme perpetuated by a loan broker. At acquisition, CNB had not settled the claims and, using all available information, including the settlement amounts of many of the initial co-defendants who had already settled, CNB’s management recorded a contingent liability of $1,028,000 which was assumed by the Company upon acquisition of CNB. In December 2013, the Company settled the claim in the amount of $940,333.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18.     Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2013
	March 2013	June 2013	September 2013	December 2013

Total interest income	$18,537,482	$20,139,401	$21,996,243	$21,198,832
Total interest expense	4,346,165	4,431,349	4,685,907	4,303,100
Net interest income	14,191,317	15,708,052	17,310,336	16,895,732
Provision for loan/lease losses	1,057,782	1,520,137	1,366,984	1,985,517
Noninterest income	5,204,029	6,948,756	5,934,653	7,726,390
Noninterest expense	13,958,500	15,234,349	17,027,268	18,212,541
Income before taxes	4,379,064	5,902,322	4,850,737	4,424,064
Federal and state income tax expense	1,113,920	1,857,091	1,038,793	608,138
Net income and net income attributable to QCR Holdings, Inc.	$3,265,144	$4,045,231	$3,811,944	$3,815,926

Earnings per common share:
Basic	$0.50	$0.60	$0.52	$0.51
Diluted	$0.49	$0.59	$0.51	$0.50

	Year Ended December 31, 2012
	March 2012	June 2012	September 2012	December 2012

Total interest income	$19,373,804	$19,534,528	$19,487,525	$18,980,016
Total interest expense	5,170,351	5,019,035	4,858,007	4,679,220
Net interest income	14,203,453	14,515,493	14,629,518	14,300,796
Provision for loan/lease losses	780,446	1,048,469	1,496,194	1,045,658
Noninterest income	3,956,878	4,067,509	4,117,182	4,479,726
Noninterest expense	12,738,080	13,109,083	13,031,517	13,380,267
Income before taxes	4,641,805	4,425,450	4,218,989	4,354,597
Federal and state income tax expense	1,238,956	1,152,071	1,034,479	1,109,095
Net income	$3,402,849	$3,273,379	$3,184,510	$3,245,502
Less net income attributable to noncontrolling interests	166,031	201,223	127,177	(5,958)
Net income attributable to QCR Holdings, Inc.	$3,236,818	$3,072,156	$3,057,333	$3,251,460

Earnings per common share:
Basic	$0.48	$0.44	$0.45	$0.50
Diluted	$0.48	$0.44	$0.44	$0.49

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19.     Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

Condensed Balance Sheets

December 31, 2013 and 2012

	2013	2012
Assets

Cash and due from banks	$7,212,584	$1,072,434
Interest-bearing deposits at financial institutions	187,401	185,113
Securities available for sale, at fair value	1,644,663	1,406,876
Investment in bank subsidiaries	187,410,269	182,465,733
Investment in nonbank subsidiaries	1,396,632	1,202,791
Premises and equipment, net	3,243,575	3,318,757
Other assets	8,709,546	7,720,933
Total assets	$209,804,670	$197,372,637

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$14,104,323	$10,077,769
Junior subordinated debentures	40,289,830	36,085,000
Other liabilities	7,833,737	10,776,047
Total liabilities	62,227,890	56,938,816

Stockholders' Equity:
Preferred stock	29,867	54,867
Common stock	8,005,708	5,039,448
Additional paid-in capital	90,154,528	78,912,791
Retained earnings	64,637,173	53,326,542
Accumulated other comprehensive income (loss)	(13,643,986)	4,706,683
Treasury stock	(1,606,510)	(1,606,510)
Total stockholders' equity	147,576,780	140,433,821
Total liabilities and stockholders' equity	$209,804,670	$197,372,637

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19.     Parent Company Only Financial Statements (continued)

Condensed Statements of Income

Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011

Total interest income	$43,476	$57,136	$62,521
Equity in net income of bank subsidiaries	20,499,070	17,206,086	14,449,843
Equity in net income of nonbank subsidiaries	31,540	168,934	174,058
Bargain purchase gain on Community National acquisition	1,841,385	-	-
Other *	7,942	657,733	129,773
Total income	22,423,413	18,089,889	14,816,195

Interest expense	1,714,814	1,408,948	1,562,323
Salaries and employee benefits	4,765,762	4,717,609	4,078,474
Professional fees	977,571	988,306	1,103,910
Acquisition and data conversion costs	2,037,684	-	-
Other-than-temporary impairment losses on securities	-	62,400	118,847
Other	642,044	760,618	783,460
Total expenses	10,137,875	7,937,881	7,647,014

Income before income tax benefit	12,285,538	10,152,008	7,169,181

Income tax benefit	2,652,707	2,465,759	2,522,467
Net income	$14,938,245	$12,617,767	$9,691,648

*For the year ended December 31, 2012, includes pre-tax gain of approximately $580 thousand on the sale of a 2.25% equity interest in a company providing data processing services to merchant credit card acquiring businesses.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19.     Parent Company Only Financial Statements (continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$14,938,245	$12,617,767	$9,691,648
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (less than) earnings of:
Bank subsidiaries	5,500,930	(3,706,086)	(4,449,843)
Nonbank subsidiaries	(103)	(132,911)	133,951
Bargain purchase gain on Community National acquisition	(1,841,385)	-	-
Accretion of acquisition fair value adjustments	79,655	-	-
Depreciation	75,182	-	54
Other-than-temporary impairment losses on securities	-	62,400	118,847
Stock-based compensation expense	792,279	849,760	646,419
Increase in other assets	(725,105)	(437,827)	(65,205)
(Decrease) increase in other liabilities	(2,978,106)	1,938,832	666,240
Net cash provided by operating activities	15,841,592	11,191,935	6,742,111

Cash Flows from Investing Activities:
Net increase in interest-bearing deposits at financial instituions	(2,288)	(1,937)	(1,227)
Purchase of securities available for sale	(34,040)	(53,501)	(58,149)
Capital infusion, bank subsidiaries	-	-	(1,693,679)
Net cash paid for Community National acquisition	(6,261,684)	-	-
Increase in cash from dissolution of VPHC	-	99,645	-
Net cash (used in) provided by' investing activities	(6,298,012)	44,207	(1,753,055)

Cash Flows from Financing Activities:
Net (decrease) increase in other borrowings	(373,446)	-	-
Proceeds from other borrowings term note	10,000,000	-	-
Advance (payment) on 364-day revolving note	(5,600,000)	2,000,000	1,100,000
Repayment of Community National's other borrowings at acquisition	(3,950,000)	-	-
Payment of cash dividends on common and preferred stock	(4,062,726)	(4,088,949)	(3,712,493)
Redemption of 10,223 shares of Series F Noncumulative Perpetual Preferred Stock, net	-	(10,223,000)	-
Proceeds from issuance of 40,090 shares of Series F Noncumulative Perpetual Preferred Stock, net	-	-	39,996,922
Redemption of Series D Cumulative Perpetual Preferred Stock, net	-	-	(38,237,000)
Repurchase of 521,888 shares of common stock warrants issued in conjunction with Series D
Cumulative Perpetual Preferred Stock	-	-	(1,100,000)
Proceeds from issuance of common stock, net	582,742	994,174	477,339
Purchase of noncontrolling interests	-	(2,388,417)	-
Net cash used in financing activities	(3,403,430)	(13,706,192)	(1,475,232)

Net increase (decrease) in cash and due from banks	6,140,150	(2,470,050)	3,513,824

Cash and due from banks:
Beginning	1,072,434	3,542,484	28,660
Ending	$7,212,584	$1,072,434	$3,542,484

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

●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis comprise the following at December 31, 2013 and 2012:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013:
Securities available for sale:
U.S. govt. sponsored agency securities	$356,472,987	$-	$356,472,987	$-
Residential mortgage-backed securities	157,429,451	-	157,429,451	-
Municipal securities	35,958,857	-	35,958,857	-
Other securities	1,897,163	317,698	1,579,465	-
	$551,758,458	$317,698	$551,440,760	$-

December 31, 2012:
Securities available for sale:
U.S. govt. sponsored agency securities	$338,609,371	$-	$338,609,371	$-
Residential mortgage-backed securities	163,601,103	-	163,601,103	-
Municipal securities	26,185,736	-	26,185,736	-
Trust preferred securities	139,400	-	139,400	-
Other securities	1,624,376	234,453	1,389,923	-
	$530,159,986	$234,453	$529,925,533	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy during the years ended December 31, 2013 or 2012.

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

Assets measured at fair value on a non-recurring basis comprise the following at December 31, 2013 and 2012:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Impaired loans/leases	$9,009,557	$-	$-	$9,009,557
Other real estate owned	10,507,377	-	-	10,507,377
	$19,516,934	$-	$-	$19,516,934

December 31, 2012:
Impaired loans/leases	$18,054,234	$-	$-	$18,054,234
Other real estate owned	4,270,901	-	-	4,270,901
	$22,325,135	$-	$-	$22,325,135

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20.     Fair Value (continued)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitave Information about Level Fair Value Measurments
	Fair Value	Valuation Technique	Unobservable Input	Range

December 31, 2013:
Impaired loans/leases	$9,009,557	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-50.00%
Other real estate owned	10,507,377	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

	Quantitave Information about Level Fair Value Measurments
	Fair Value	Valuation Technique	Unobservable Input	Range

December 31, 2012:
Impaired loans/leases	$18,054,234	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-50.00%
Other real estate owned	4,270,901	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For impaired loans/leases and other real estate owned, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the years ended December 31, 2013 or 2012.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of December 31, 2013		As of December 31, 2012
	Heirarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Cash and due from banks	Level 1	$41,950,790	$41,950,790	$61,568,446	$61,568,446
Federal funds sold	Level 2	39,435,000	39,435,000	26,560,000	26,560,000
Interest-bearing deposits at financial institutions	Level 2	33,044,917	33,044,917	22,359,490	22,359,490
Investment securities:
Held to maturity	Level 3	145,451,895	138,640,105	72,079,385	73,005,706
Available for sale	See Previous Table	551,758,458	551,758,458	530,159,986	530,159,986
Loans/leases receivable, net	Level 3	8,342,182	9,009,557	16,716,883	18,054,234
Loans/leases receivable, net	Level 2	1,430,489,328	1,441,952,443	1,250,745,552	1,262,090,766
Deposits:
Nonmaturity deposits	Level 2	1,256,209,352	1,256,209,352	1,039,572,326	1,039,572,326
Time deposits	Level 2	390,781,891	394,202,000	334,541,774	337,343,000
Short-term borrowings	Level 2	149,292,967	149,292,967	171,082,961	171,082,961
Federal Home Loan Bank advances	Level 2	231,350,000	241,623,000	202,350,000	220,815,000
Other borrowings	Level 2	142,448,362	152,761,000	138,239,762	154,101,000
Junior subordinated debentures	Level 2	40,289,830	28,094,228	36,085,000	18,786,000

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

The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the three subsidiary banks wholly-owned by the Company: QCBT, CRBT, and RB&T. CRBT includes CNB’s operations from acquisition date (May 13, 2013) to December 31, 2013. Each of these secondary segments offer similar products and services, but are managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

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

Selected financial information on the Company's business segments, with all intercompany accounts and transactions eliminated, is presented as follows as of and for the years ended December 31, 2013, 2012, and 2011:

	Commercial Banking
	Quad City Bank & Trust	Cedar Rapids Bank & Trust	Rockford Bank & Trust	Wealth Management	All other	Intercompany Eliminations	Consolidated Total

Twelve Months Ended December 31, 2013
Total revenue	$48,742,635	$36,089,448	$13,809,593	$7,521,821	$1,924,329	$(402,040)	$107,685,786
Net interest income	33,892,035	22,239,329	9,645,411	-	(1,671,338)	-	64,105,437
Net income attributable to QCR Holdings, Inc.	9,310,779	7,953,230	1,855,672	1,379,402	(5,560,838)	-	14,938,245
Total assets	1,245,128,136	804,223,453	339,375,139	-	22,394,401	(16,168,205)	2,394,952,924
Provision for loan/lease losses	3,391,406	1,531,014	1,008,000	-	-	-	5,930,420
Goodwill	3,222,688	-	-	-	-	-	3,222,688
Core deposit intangible	-	1,870,433	-	-	-	-	1,870,433

Twelve Months Ended December 31, 2012
Total revenue	$47,984,123	$26,697,921	$12,955,951	$5,993,437	$745,682	$(379,946)	$93,997,168
Net interest income	33,770,092	15,717,038	9,630,481	-	(1,468,351)	-	57,649,260
Net income attributable to QCR Holdings, Inc.	9,915,267	5,786,446	857,610	646,762	(4,577,566)	(10,752)	12,617,767
Total assets	1,177,294,502	625,713,218	313,824,607	-	14,906,904	(38,008,739)	2,093,730,492
Provision for loan/lease losses	1,527,767	1,275,000	1,568,000	-	-	-	4,370,767
Goodwill	3,222,688	-	-	-	-	-	3,222,688

Twelve Months Ended December 31, 2011
Total revenue	$47,952,867	$28,406,789	$13,518,534	$5,477,913	$228,900	$(399,877)	$95,185,126
Net interest income	30,831,946	15,856,555	9,085,293	-	(1,628,938)	-	54,144,856
Net income attributable to QCR Holdings, Inc.	8,176,665	5,154,769	329,251	789,159	(4,733,869)	(24,327)	9,691,648
Total assets	1,113,435,783	560,076,246	294,382,640	-	14,826,484	(16,111,099)	1,966,610,054
Provision for loan/lease losses	2,735,014	1,655,000	2,226,000	-	-	-	6,616,014
Goodwill	3,222,688	-	-	-	-	-	3,222,688

Note 22.     Acquisition of 20% Noncontrolling Interest in m2 Lease Funds

On August 27, 2012, the Company’s largest subsidiary bank, QCBT, entered into an amendment to the operating agreement of m2 and purchased the remaining 20% noncontrolling interest in m2 for $4,501,442. The purchase price and related acquisition costs exceeded the book value by $2,133,417. This excess is reflected as a reduction in additional paid in capital. The acquisition is structured in two payments with the initial payment of $1,653,755 made on September 11, 2012 and the final payment of $3,307,509 due in September 2015. QCBT calculated the present value of this future payment using a discount rate of 5% and recorded a resulting liability of $2,847,687. QCBT is accreting the discount of $459,822 using the effective yield method over the three year period to the final payment date. Accretion totaled $148,137 and $47,758 for the years ended December 31, 2013 and 2012, respectively. The liability related to the final payment due totals $3,043,582 and $2,895,445 at December 31, 2013 and 2012, respectively.

In conjunction with the purchase agreement, the Company also entered into an agreement with the Chief Executive Officer and former 20% owner of m2, whereby he will be provided additional consideration equal to 20% of the earnings of m2 for the period from September 2012 through the earlier of August 2015 or his separation from service. The payment under this arrangement will also be due in September 2015. Because the payment is contingent upon future service, QCBT is accruing the liability and related compensation expense over the service period. Expense totaled $725,483 and $195,715 for the years ended December 31, 2013 and 2012, respectively. The liability related to this future payment totaled $921,198 and $195,715 at December 31, 2013 and 2012, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23.     Sale of Credit Card Loan Receivables and Credit Card Issuing Operations for QCBT

On January 31, 2013, QCBT entered into an agreement to sell its credit card loan receivables totaling $10,179,318. This transaction closed on February 15, 2013 and resulted in a pre-tax gain of $495,405. As part of the agreement, QCBT also agreed to sell its credit card issuing operations to the purchaser. The gain recognized on this transaction was $355,268. QCBT incurred pre-tax expenses related to these transactions of $257,476, resulting in a net pre-tax gain on the transactions of $593,197.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

The Company’s management has excluded the entities Community National Bancorporation and its banking subsidiary Community National Bank from its assessment of internal control over financial reporting as of December 31, 2013, because they were acquired by the Company in a purchase business combination in the second quarter of 2013.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2013. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

McGladrey LLP, the Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013, which is included on the following pages of this Form 10-K.

McGladrey LLP

McGladrey

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
QCR Holdings, Inc.

We have audited QCR Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in *Internal Control — Integrated Framework* issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. QCR Holdings, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded the entities Community National Bancorporation (Community National) and its banking subsidiary, Community National Bank (CNB) from its assessment of internal control over financial reporting as of December 31, 2013, because they were acquired by the Company in a purchase business combination in the second quarter of 2013. We have also excluded these entities from our audit of internal control over financial reporting. Community National operated as a wholly-owned subsidiary of QCR Holdings, Inc. until it was merged into Cedar Rapids Bank & Trust in the fourth quarter of 2013. The consolidated assets of Community National comprised approximately 8% of QCR Holdings, Inc.'s consolidated assets as of the date of the merger.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Member of the RSM International network of independent accounting, tax and consulting firms.

In our opinion, QCR Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in *Internal Control — Integrated Framework* issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 10, 2014 expressed an unqualified opinion.

McGladrey LLP

Davenport, Iowa
March 10, 2014

2

Changes in Internal Control Over Financial Reporting. During 2005, the Company underwent a comprehensive effort to ensure compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Continuing enhancements to the Company’s control environment were made during 2013 as part of the Company’s ongoing efforts to improve internal control over financial reporting. There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially effected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

The table below sets forth the following information as of December 31, 2013 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	The number of securities to be issued upon the exercise of outstanding options, warrants, and rights;
(b)	The weighted-average exercise price of such outstanding options, warrants, and rights; and
(c)	Other than securities to be issued upon the exercise of such outstanding options, warrants, and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	668,728	$13.82	549,682	(1)

Equity compensation plans not approved by stockholders	-	-	-

Total	668,728	$13.82	549,682	(1)

(1) Includes 254,851 shares available under the QCR Holdings, Inc. Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management and Directors” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Proposal 4: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

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

4.1

Amended and Restated Rights Agreement between QCR Holdings, Inc. and Quad City Bank and Trust Company dated May 8, 2013 (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed May 8, 2013)

4.2

Certain instruments defining the rights of holders of long-term debt of the Company, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

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

10.7

Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht dated August 26, 2005 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8

First Amendment to the Employment Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 27, 2008 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.9

First Amendment to the Employment Agreement between Cedar Rapids Bank and Trust Companyand Larry J. Helling dated December 30, 2008 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.10

First Amendment to the Employment Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 30, 2008 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.11	Executive Deferred Compensation Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.12

Executive Deferred Compensation Plan Participation Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated October 24, 2008 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.13

Executive Deferred Compensation Plan Participation Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated October 24, 2008 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.14

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

10.20	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A dated March 21, 2012).

10.21

Amendment No. 1 to the Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht, dated August 26, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.22

Agreement and Plan of Merger among QCR Holdings, Inc., QCR Acquisition, LLC and Community National Bancorporation, dated February 13, 2013 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K dated February 14, 2013).

10.23	QCR Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A dated March 20, 2013).

21.1	Subsidiaries of QCR Holdings, Inc. (exhibit is being filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm — McGladrey LLP (exhibit is being filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (exhibit is being filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (exhibit is being filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

101

Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, December 31, 2012, and December 31, 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.

Dated: March 10, 2014	By:	/s/ Douglas M. Hultquist
Douglas M. Hultquist
President and Chief Executive Officer

Dated: March 10, 2014	By:	/s/ Todd A. Gipple
Todd A. Gipple
Executive Vice President, Chief Operating Officer, and
Chief Financial Officer

Dated: March 10, 2014	By:	/s/ John R. Oakes
John R. Oake
1st Vice President, Controller and Director of Financial
Reporting

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Brownson	Chairman of the Board of Directors	March 10, 2014
James J. Brownson

/s/ Douglas M. Hultquist	President, Chief Executive	March 10, 2014
Douglas M. Hultquist	Officer and Director

/s/ Pat S. Baird	Director	March 10, 2014
Pat S. Baird

/s/ Lindsay Y. Corby	Director	March 10, 2014
Lindsay Y. Corby

/s/ Todd A. Gipple	Director	March 10, 2014
Todd A. Gipple

/s/ Larry J. Helling	Director	March 10, 2014
Larry J. Helling

/s/ Mark C. Kilmer	Director	March 10, 2014
Mark C. Kilmer

/s/ John K. Lawson	Director	March 10, 2014
John K. Lawson

/s/ Linda K. Neuman	Director	March 10, 2014
Linda K. Neuman

/s/ Michael L. Peterson	Director	March 10, 2014
Michael L. Peterson

/s/ Ronald G. Peterson	Director	March 10, 2014
Ronald G. Peterson

/s/ Donna J. Sorensen, J.D.	Director	March 10, 2014
Donna J. Sorensen, J.D.

/s/ John D. Whitcher	Director	March 10, 2014
John D. Whitcher

/s/ Marie Z. Ziegler	Director	March 10, 2014
Marie Z. Ziegler

Appendix A

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the recently-created Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and its subsidiary Banks, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. Moreover, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury has an investment.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; with respect to mortgage lending, (i) significantly expanded requirements applicable to loans secured by 1-4 family residential real property, (ii) imposed strict rules on mortgage servicing, and (iii) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; repealed the prohibition on the payment of interest on business checking accounts; restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; provided for enhanced regulation of advisers to private funds and of the derivatives markets; enhanced oversight of credit rating agencies; and prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and its three subsidiary banks (the “Banks”) will continue to evaluate the effect of the Dodd-Frank Act changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and its subsidiaries.

The Increasing Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their business, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role is becoming fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place currently and historically.

Company and Bank Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” are being restricted to capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, subject to certain restrictions. Because the Company has assets of less than $15 billion, it is able to maintain its trust preferred proceeds, subject to certain restrictions, as Tier 1 Capital but will have to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

Under current federal regulations, each Bank is subject to the following minimum capital standards:

●

A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted book assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

●	A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.

●

For this purpose, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of each Bank’s allowance for loan and lease losses.

●

Further, risk-weighted assets for the purposes of the risk-weighted ratio calculations are balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% are applied.

The capital standards described above are minimum requirements and will be increased under Basel III, as discussed below. Bank regulatory agencies are uniformly encouraging banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the Federal Reserve, in order to be “well-capitalized,” a banking organization, under current federal regulations, must maintain:

●	A leverage ratio of Tier 1 Capital to total assets of 5% or greater,

●	A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and

●	A ratio of Total Capital to total risk-weighted assets of 10% or greater.

The Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.

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

Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2013: (i) none of the Banks was subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; and (ii) each Bank was “well-capitalized,” as defined by Federal Reserve regulations. As of December 31, 2013, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.

The Basel International Capital Accords. The current risk-based capital guidelines described above, which apply to each Bank and are being phased in for the Company, are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for United States’ purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Basel III was intended to be effective globally on January 1, 2013, with phase-in of certain elements continuing until January 1, 2019, and it is currently effective in many countries.

U.S. Implementation of Basel III. After an extended rulemaking process that included a prolonged comment period, in July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the agencies. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).

The Basel III Rule not only increases most of the required minimum capital ratios, but it introduces the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital as in effect currently by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital are permanently grandfathered under the Basel III Rule, subject to certain restrictions. Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will qualify as Additional Tier 1 Capital. The Basel III Rule also constrains the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event such assets exceed a certain percentage of a bank’s Common Equity Tier 1 Capital.

The Basel III Rule requires:

●	A new required ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;

●	An increase in the minimum required amount of Tier 1 Capital from the current level of 4% of total assets to 6% of risk-weighted assets;

●	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

●	A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

The Basel III Rule maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

The Basel III Rule revises a number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the U.S. that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banks will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages, with the risk weighting depending on, among other things, whether the mortgage was a prudently underwritten first lien mortgage.

Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like the Company and the Banks to opt out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. The Company fully intends to elect the opt-out.

Generally, financial institutions (except for large, internationally active financial institutions) become subject to the new rules on January 1, 2015. However, there will be separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.

The Company

General. The Company, as the sole stockholder of the Banks, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the U.S. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company does not currently operate as a financial holding company.

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

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

U.S. Government Investment in Bank Holding Companies. Events in the U.S. and global financial markets leading up to the global financial crisis, including deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country beginning in 2008. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

The Banks

General. The Company owns three subsidiary banks: Quad City Bank and Trust Company (“QCBT”) and Cedar Rapids Bank and Trust Company are chartered under Iowa law (collectively, the “Iowa Banks”) and Rockford Bank and Trust Company (“RB&T”) is chartered under Illinois law. The deposit accounts of the Banks are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. The Banks are also members of the Federal Reserve System (“member banks”).

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

Deposit Insurance. As FDIC-insured institutions, the Banks are each required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. As such, on December 31, 2009, each Bank prepaid its assessments based on its actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5% annual growth rate through the end of 2012. The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized three basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, was returned to the institution and normal quarterly payments resumed.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase each Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Although the legislation provided that non-interest-bearing transaction accounts had unlimited deposit insurance coverage, that program expired on December 31, 2012.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2013 was approximately 0.0064%.

Supervisory Assessments. Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 31, 2013, the Iowa Banks paid supervisory assessments to the Iowa Superintendent totaling $172,264 and RB&T paid supervisory assessments to the DFPR totaling $48,831.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

Liability of Commonly Controlled Institutions. Under federal law, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC-insured depository institutions in danger of default. Because the Company controls each of the Banks, the Banks are commonly-controlled for purposes of these provisions of federal law.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2013. As of December 31, 2013, approximately $10,209,000 was available to be paid as dividends by the Banks. Notwithstanding the availability of funds for dividends, however, the Federal Reserve, DFPR and Iowa Superintendent may prohibit the payment of dividends by one of the Banks if it determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. The Banks are subject to certain restrictions imposed by federal law on “covered transactions” between each Bank and its “affiliates.” The Company is an affiliate of the Banks for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by any of the Banks. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by each Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Banks, or a principal stockholder of the Company, may obtain credit from banks with which the Banks maintains a correspondent relationship.

Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. Each Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

State Bank Investments and Activities. The Banks are permitted to make investments and engage in activities directly or through subsidiaries as authorized by Iowa or Illinois law, as applicable. However, under federal law, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Banks.

Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2014: the first $13.3 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $13.3 million to $89.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $89.0 million, the reserve requirement is $2,271,000 plus 10% of the aggregate amount of total transaction accounts in excess of $89.0 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. Each Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System. The Banks are each a member of the Federal Home Loan Bank of Chicago (the “FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Community Reinvestment Act Requirements. The Community Reinvestment Act requires the Banks to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess each Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements.

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities.

Commercial Real Estate Guidance. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the current loan portfolio of each Bank, these guidelines are not exceeded.

Consumer Financial Services

There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Banks’ businesses. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Banks, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Banks, will continue to be examined by their applicable bank regulators. Below are additional recent regulatory developments relating to consumer mortgage lending activities. The Company does not currently expect these provisions to have a significant impact on its operations; however, additional compliance resources will be needed to monitor changes.

Ability-to-Repay Requirement and Qualified Mortgage Rule. The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, that implements the Dodd-Frank Act’s ability-to-repay requirements and clarifies the presumption of compliance for “qualified mortgages.” In assessing a borrower’s ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

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

Servicing. On January 17, 2013, the CFPB announced rules to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The new servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. The rules provide for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own. The new servicing rules took effect on January 10, 2014. Management is continuing to evaluate the full impact of these rules and their impact on mortgage servicing operations.

Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. The Company cannot predict whether any such legislation will be passed or the impact, if any, it would have on the Company’s business.

Additional Constraints on the Company and Banks

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Volcker Rule. In addition to the other implications of the Dodd-Frank Act discussed above, the Dodd-Frank Act amends the BHCA to require the federal regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit banking entities to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) from the investment prohibitions contained in the final rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets if the following qualifications are met:

●	The TruPS CDO was established, and the interest was issued, before May 19, 2010;

●	The banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and

●	The banking entity's interest in the TruPS CDO was acquired on or before December 10, 2013.

Although the Volcker Rule has significant implications for many large financial institutions, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company or the Banks. The Company may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Until the application of the final rules is fully understood, the precise financial impact of the rule on the Company, the Banks, their customers or the financial industry more generally, cannot be determined.

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

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2013.

C. Analysis of Changes of Interest Income/Interest Expense

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2013.

II. Investment Portfolio

A. Investment Securities

The following tables present the amortized cost and fair value of investment securities as of December 31, 2013, 2012, and 2011

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)

December 31, 2013

Securities held to maturity:
Municipal securities	$144,402	$300	$(7,112)	$137,590
Other bonds	1,050	-	-	1,050

Totals	$145,452	$300	$(7,112)	$138,640

Securities available for sale:
U.S. gov't.sponsored agency securities	$376,574	$42	$(20,143)	$356,473
Residential mortgage-backed and related securitiies	160,110	1,153	(3,834)	157,429
Municipal securities	35,814	923	(778)	35,959
Other securities	1,372	525	-	1,897

Totals	$573,870	$2,643	$(24,755)	$551,758

December 31, 2012

Securities held to maturity:
Municipal securities	$71,429	$998	$(71)	$72,356
Other bonds	650	-	-	650

Totals	$72,079	$998	$(71)	$73,006

Securities available for sale:
U.S. gov't.sponsored agency securities	$336,571	$2,198	$(160)	$338,609
Residential mortgage-backed and related securitiies	160,035	3,737	(171)	163,601
Municipal securities	24,508	1,697	(19)	26,186
Trust preferred securities	86	53	-	139
Other securities	1,347	301	(23)	1,625

Totals	$522,547	$7,986	$(373)	$530,160

December 31, 2011

Securities held to maturity:
Other bonds	$200	$-	$-	$200

Totals	$200	$-	$-	$200

Securities available for sale:
U.S. gov't.sponsored agency securities	$426,582	$2,429	$(56)	$428,955
Residential mortgage-backed and related securitiies	105,374	3,488	(8)	108,854
Municipal securities	23,937	1,752	-	25,689
Trust preferred securities	86	-	(5)	81
Other securities	1,355	140	(45)	1,450

Totals	$557,334	$7,809	$(114)	$565,029

NOTE: Stock of the Federal Home Loan Bank and Federal Reserve Bank are NOT included in the above. The Company carries these investments within restricted investment securities on the consolidated balance sheets. Following is a summary of the carrying value of all of the Company's restricted investment securities as of December 31, 2013, 2012, and 2011:

	As of December 31,
	2013	2012	2011
	(dollars in thousands)

Federal Home Loan Bank	$12,344	$15,748	$11,517
Federal Reserve Bank	4,631	3,761	3,737
Other	53	-	-
Totals	$17,028	$19,509	$15,254

B. Investment Securities, Maturities, and Yields

The following table presents the maturity of securities held on December 31, 2013 and the weighted average stated coupon rates by range of maturity:

		Weighted
	Amortized	Average
	Cost	Yield
	(dollars in thousands)

U.S. gov't.sponsored agency securities:
Within 1 year	$5,131	3.22%
After 1 but within 5 years	37,780	1.27%
After 5 but within 10 years	331,582	1.88%
After 10 years	2,081	4.19%

Total	$376,574	1.85%

Residential mortgage-backed and related securities:
After 5 but within 10 years	$3,955	3.67%
After 10 years	156,155	3.66%

Total	$160,110	3.66%

Municipal securities:
Within 1 year	$3,536	3.20%
After 1 but within 5 years	17,871	2.51%
After 5 but within 10 years	45,274	3.16%
After 10 years	113,535	3.64%

Total	$180,216	3.40%

Other bonds:
After 1 but within 5 years	$550	2.81%
After 5 but within 10 years	742	3.85%

Total	$1,292	3.41%

Other securities with no maturity or stated face rate	$1,130

NOTE: Yields above are NOT computed on a tax equivalent basis.

C. As of December 31, 2013, there were no securities with aggregate book value and market value purchased from a single issuer (as defined by Sction 2(4) of the Securities Act of 1933) that exceeded 10% of stockholders' equity.

III. Loan/Lease Portfolio

A. Types of Loans/Leases

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2013.

B. Maturities and Sensitivities of Loans/Leases to Changes in Interest Rates

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2013.

C. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans/Leases

The gross interest income that would have been recorded if nonaccrual loans/leases and performing troubled debt restructurings had been current in accordance with their original terms was $600,221 and $23,011 respectively, for the year ended December 31, 2013. The amount of interest collected on nonaccrual loans/leases and performing troubled debt restructurings that was included in interest income was none and $167,356, respectively, for the year ended December 31, 2013.

The remaining information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2013.

2. Potential Problem Loans/Leases.

To management's best knowledge, there are no such significant loans/leases that have not been disclosed in the table presented in the Management's Discussion and Analysis section of the Company's Form 10-K for the fiscal year ended December 31, 2013.

3. Foreign Outstandings. None.

4. Loan/Lease Concentrations.

As of December 31, 2013, there was a single concentration of loans/leases exceeding 10% of total loans/leases, which is not otherwise disclosed in Item III. A. That concentration is Lessors of Non-Residential Buildings & Dwellings at 16%.

D. Other Interest-Bearing Assets

As of December 31, 2013, there are no interest-bearing assets required to be disclosed in this Appendix.

IV. Summary of Loan/Lease Loss Experience

A. Analysis of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2013.

B. Allocation of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2013.

V. Deposits.

The average amount of and average rate paid for the categories of deposits for the years ended December 31, 2013, 2012, and 2011 are included in the consolidated average balance sheets and can be found in the Management's Discussion and Analysis section of the Company's Form 10-K for the fiscal year ended December 31, 2013.

The Company has no deposits by foreign depositors in domestic offices as of December 31, 2013.

Included in interest bearing deposits at December 31, 2013, were certificates of deposit totaling $305,326,000 that were $100,000 or greater. Maturities of these certificates were as follows:

December 31,
2013
(dollars in thousands)

One to three months	$108,272
Three to six months	69,363
Six to twelve months	63,739
Over twelve months	63,952

Total certificates of deposit greater than $100,000	$305,326

VI. Return on Equity and Assets.

The following tables present the return on assets and equity and the equity to assets ratio of the Company:

	Years ended December 31,
	2013	2012	2011
	(dollars in thousands)

Average total assets	$2,330,604	$2,025,691	$1,907,038
Average equity	145,906	141,793	136,700
Net income attributable to QCR Holdings, Inc.	14,938	12,618	9,692
Return on average assets	0.64%	0.62%	0.51%
Return on average common equity	11.48%	10.84%	5.82%
Return on average total equity	10.24%	8.90%	7.09%
Dividend payout ratio	3.76%	4.26%	8.60%
Average equity to average assets ratio	6.26%	7.00%	7.17%

VII. Short Term Borrowings.

The following tables present the information requested on short-term borrowings of the Company:

Short-term borrowings as of December 31, 2013, 2012, and 2011 are summarized as follows:

	2013	2012	2011
	(dollars in thousands)
Overnight repurchase agreements with customers	$98,823	$104,943	$110,236
Federal funds purchased	50,470	66,140	103,300
	$149,293	$171,083	$213,536

Information concerning overnight repurchase agreements with customers is summarized as follows:

	2013	2012	2011
	(dollars in thousands)
Average daily balance during the period	$123,543	$111,782	$110,469
Average daily interest rate during the period	0.12%	0.13%	0.23%
Maximum month-end balance during the period	$146,075	$141,891	$117,902
Weighted average rate as of end of period	0.13%	0.11%	0.23%

Securities underlying the agreements as of end of period:
Carrying value	$143,262	$160,951	$201,054
Fair value	143,262	160,951	201,054

Information concerning federal funds purchased is summarized as follows:

	2013	2012	2011
	(dollars in thousands)
Average daily balance during the period	$41,157	$52,380	$33,703
Average daily interest rate during the period	0.40%	0.27%	0.27%
Maximum month-end balance during the period	$95,380	$80,150	$103,300
Weighted average rate as of end of period	0.28%	0.26%	0.22%