Form 10-Q
period 2014-03-31
QCR HOLDINGS INC
filed 2014-05-07
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 1, 2014, the Registrant had outstanding 7,917,652 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets As of March 31, 2014 and December 31, 2013	2

		Consolidated Statements of Income For the Three Months Ended March 31, 2014 and 2013	3

		Consolidated Statements of Comprehensive Income For the Three Months Ended March 31, 2014 and 2013	4

		Consolidated Statement of Changes in Stockholders' Equity For the Three Months Ended March 31, 2014 and 2013	5

		Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2014 and 2013	6-7

		Notes to the Consolidated Financial Statements	8-26

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-54

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	55-56

	Item 4	Controls and Procedures	57

Part II	OTHER INFORMATION

	Item 1	Legal Proceedings	58

	Item 1A	Risk Factors	58

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	58

	Item 3	Defaults upon Senior Securities	58

	Item 4	Mine Safety Disclosures	58

	Item 5	Other Information	58

	Item 6	Exhibits	59

Signatures			60

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$55,444,302	$41,950,790
Federal funds sold	11,570,000	39,435,000
Interest-bearing deposits at financial institutions	44,389,277	33,044,917

Securities held to maturity, at amortized cost	161,629,152	145,451,895
Securities available for sale, at fair value	545,477,537	551,758,458
Total securities	707,106,689	697,210,353

Loans receivable held for sale	291,600	1,358,290
Loans/leases receivable held for investment	1,492,287,942	1,458,921,268
Gross loans/leases receivable	1,492,579,542	1,460,279,558
Less allowance for estimated losses on loans/leases	(22,653,270)	(21,448,048)
Net loans/leases receivable	1,469,926,272	1,438,831,510

Premises and equipment, net	36,625,837	36,755,364
Goodwill	3,222,688	3,222,688
Core deposit intangible	1,820,555	1,870,433
Bank-owned life insurance	52,456,205	52,002,041
Restricted investment securities	17,252,725	17,027,625
Other real estate owned, net	9,674,635	9,729,053
Other assets	16,830,025	23,873,150
Total assets	$2,426,319,210	$2,394,952,924

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$579,109,614	$542,566,087
Interest-bearing	1,092,784,029	1,104,425,156
Total deposits	1,671,893,643	1,646,991,243

Short-term borrowings	165,569,112	149,292,967
Federal Home Loan Bank advances	235,700,000	231,350,000
Other borrowings	142,250,644	142,448,362
Junior subordinated debentures	40,322,765	40,289,830
Other liabilities	29,226,019	37,003,742
Total liabilities	2,284,962,183	2,247,376,144

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000	14,867	29,867
March 2014 - 14,867 shares issued and outstanding
December 2013 - 29,867 shares issued and outstanding
Common stock, $1 par value; shares authorized 20,000,000	8,038,608	8,005,708
March 2014 - 8,038,608 shares issued and 7,917,362 outstanding
December 2013 - 8,005,708 shares issued and 7,884,462 outstanding
Additional paid-in capital	75,504,884	90,154,528
Retained earnings	67,818,380	64,637,173
Accumulated other comprehensive loss	(8,413,202)	(13,643,986)
Less treasury stock, March 2014 and December 2013 - 121,246 common shares, at cost	(1,606,510)	(1,606,510)
Total stockholders' equity	141,357,027	147,576,780
Total liabilities and stockholders' equity	$2,426,319,210	$2,394,952,924

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended March 31, 2014 and 2013

	2014	2013
Interest and dividend income:
Loans/leases, including fees	$16,775,590	$15,088,827
Securities:
Taxable	2,582,794	2,460,449
Nontaxable	1,454,056	802,473
Interest-bearing deposits at financial institutions	90,527	59,754
Restricted investment securities	128,925	125,105
Federal funds sold	3,319	874
Total interest and dividend income	21,035,211	18,537,482

Interest expense:
Deposits	1,101,593	1,116,791
Short-term borrowings	51,696	64,267
Federal Home Loan Bank advances	1,555,976	1,732,812
Other borrowings	1,171,531	1,190,755
Junior subordinated debentures	305,174	241,540
Total interest expense	4,185,970	4,346,165
Net interest income	16,849,241	14,191,317

Provision for loan/lease losses	1,094,162	1,057,782
Net interest income after provision for loan/lease losses	15,755,079	13,133,535

Noninterest income:
Trust department fees	1,500,342	1,039,670
Investment advisory and management fees	648,992	609,341
Deposit service fees	1,045,885	907,823
Gains on sales of residential real estate loans	63,487	291,151
Gains on sales government guaranteed portions of loans	194,019	845,224
Securities gains	20,625	-
Earnings on bank-owned life insurance	454,164	438,687
Losses on other real estate owned, net	(18,048)	(446,630)
Other	837,375	1,518,763
Total noninterest income	4,746,841	5,204,029

Noninterest expense:
Salaries and employee benefits	10,017,918	8,742,683
Occupancy and equipment expense	1,894,288	1,428,870
Professional and data processing fees	1,584,406	1,140,061
FDIC and other insurance	714,750	555,911
Loan/lease expense	345,636	245,091
Advertising and marketing	337,587	264,568
Postage and telephone	290,675	218,691
Stationery and supplies	151,751	110,670
Bank service charges	298,032	275,495
Acquisition and data conversion costs	-	356,578
Other	505,377	619,882
Total noninterest expense	16,140,420	13,958,500
Net income before income taxes	4,361,500	4,379,064
Federal and state income tax expense	472,285	1,113,920
Net income	$3,889,215	$3,265,144

Less: Preferred stock dividends	708,008	810,837
Net income attributable to QCR Holdings, Inc. common stockholders	$3,181,207	$2,454,307

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.40	$0.50
Diluted	$0.40	$0.49

Weighted average common shares outstanding	7,901,035	4,927,591
Weighted average common and common equivalent shares outstanding	8,030,043	5,034,342

Cash dividends declared per common share	$-	$-

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31, 2014 and 2013

	2014	2013
Net income	$3,889,215	$3,265,144

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	8,490,174	(1,356,552)
Less reclassification adjustment for gains included in net income before tax	20,625	-
	8,469,549	(1,356,552)
Tax expense (benefit)	3,238,765	(520,194)
Other comprehensive income (loss), net of tax	5,230,784	(836,358)

Comprehensive income attributable to QCR Holdings, Inc.	$9,119,999	$2,428,786

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three Months Ended March 31, 2014 and 2013

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2013	$29,867	$8,005,708	$90,154,528	$64,637,173	$(13,643,986)	$(1,606,510)	$147,576,780
Net income	-	-	-	3,889,215	-	-	3,889,215
Other comprehensive income, net of tax	-	-	-	-	5,230,784	-	5,230,784
Preferred cash dividends declared	-	-	-	(708,008)	-	-	(708,008)
Redemption of 15,000 shares of Series F Noncumulative Perpetual Preferred Stock	(15,000)	-	(14,985,000)	-	-	-	(15,000,000)
Proceeds from issuance of 6,189 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	6,189	78,256	-	-	-	84,445
Proceeds from issuance of 9,814 shares of common stock as a result of stock options exercised	-	9,814	85,582	-	-	-	95,396
Stock compensation expense	-	-	347,752				347,752
Tax benefit of nonqualified stock options exercised	-	-	18,647	-	-	-	18,647
Restricted stock awards	-	27,197	(27,197)	-	-	-	-
Exchange of 10,300 shares of common stock in connection with restricted stock vested, net	-	(10,300)	(167,684)	-	-	-	(177,984)
Balance March 31, 2014	$14,867	$8,038,608	$75,504,884	$67,818,380	$(8,413,202)	$(1,606,510)	$141,357,027

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2012	$54,867	$5,039,448	$78,912,791	$53,326,542	$4,706,683	$(1,606,510)	$140,433,821
Net income	-	-	-	3,265,144	-	-	3,265,144
Other comprehensive loss, net of tax	-	-	-	-	(836,358)	-	(836,358)
Preferred cash dividends declared	-	-	-	(810,837)	-	-	(810,837)
Proceeds from issuance of 5,884 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	5,884	63,487	-	-	-	69,371
Proceeds from issuance of 19,278 shares of common stock as a result of stock options exercised	-	19,278	153,550	-	-	-	172,828
Exchange of 7,048 shares of common stock in connection with stock options exercised	-	(7,048)	(111,628)	-	-	-	(118,676)
Stock compensation expense	-	-	293,798				293,798
Tax benefit of nonqualified stock options exercised	-	-	35,251	-	-	-	35,251
Restricted stock awards	-	16,798	(16,798)	-	-	-	-
Exchange of 16,798 shares of common stock in connection with restricted stock vested, net	-	(16,798)	(289,113)	-	-	-	(305,911)
Balance March 31, 2013	$54,867	$5,057,562	$79,041,338	$55,780,849	$3,870,325	$(1,606,510)	$142,198,431

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,889,215	$3,265,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	692,562	584,884
Provision for loan/lease losses	1,094,162	1,057,782
Stock-based compensation expense	347,752	293,798
Deferred compensation expense accrued	347,850	204,794
Losses on other real estate owned, net	18,048	446,630
Amortization of premiums on securities, net	535,951	974,045
Securities gains	(20,625)	-
Loans originated for sale	(6,354,404)	(26,928,996)
Proceeds on sales of loans	7,678,600	30,382,098
Gains on sales of residential real estate loans	(63,487)	(291,151)
Gains on sales of government guaranteed portions of loans	(194,019)	(845,224)
Amortization of core deposit intangible	49,878	-
Accretion of acquisition fair value adjustments, net	(161,042)	-
Increase in cash value of bank-owned life insurance	(454,164)	(438,687)
Decrease in other assets	3,804,360	587,964
Decrease in other liabilities	(8,049,459)	(2,056,297)
Net cash provided by operating activities	$3,161,178	$7,236,784

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	27,865,000	26,560,000
Net increase in interest-bearing deposits at financial institutions	(11,344,360)	(11,422,165)
Proceeds from sales of other real estate owned	97,120	15,989
Activity in securities portfolio:
Purchases	(26,142,834)	(187,650,573)
Calls, maturities and redemptions	10,563,599	82,114,256
Paydowns	6,547,632	12,893,508
Sales	7,020,625	-
Activity in restricted investment securities:
Purchases	(1,040,000)	(1,743,750)
Redemptions	814,900	2,193,900
Net increase in loans/leases originated and held for investment	(33,066,658)	(7,125,623)
Purchase of premises and equipment	(563,035)	(775,714)
Net cash used in investing activities	$(19,248,011)	$(84,940,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	24,915,536	46,379,158
Net increase in short-term borrowings	16,276,145	770,510
Activity in Federal Home Loan Bank advances:
Advances	60,700,000	46,000,000
Calls and maturities	(56,350,000)	(43,000,000)
Net decrease in other borrowings	(200,000)	-
Payment of cash dividends on common and preferred stock	(941,177)	(1,002,789)
Redemption of 15,000 shares of Series F Noncumulative Perpetual Preferred Stock, net	(15,000,000)	-
Proceeds from issuance of common stock, net	179,841	242,200
Net cash provided by financing activities	$29,580,345	$49,389,079

Net increase (decrease) in cash and due from banks	13,493,512	(28,314,309)
Cash and due from banks, beginning	41,950,790	61,568,446
Cash and due from banks, ending	$55,444,302	$33,254,137

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Three Months Ended March 31, 2014 and 2013

	2014	2013
Supplemental disclosure of cash flow information, cash payments for:
Interest	$4,140,254	$4,472,977
Income/franchise taxes	$1,365,000	$717,300

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale, net	$5,230,784	$(836,358)
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	$(177,984)	$(424,587)
Transfers of loans to other real estate owned	$60,750	$187,500

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2013, included in QCR Holdings, Inc.’s (the “Company”) Form 10-K filed with the Securities and Exchange Commission on March 10, 2014. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited consolidated financial statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim period ended March 31, 2014, are not necessarily indicative of the results expected for the year ending December 31, 2014.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include three commercial banks: Quad City Bank & Trust Company (“QCBT”), Cedar Rapids Bank & Trust Company (“CRBT”), and Rockford Bank & Trust Company (“RB&T”). On May 13, 2013, the Company acquired Community National Bancorporation (“Community National”) and its banking subsidiary Community National Bank (“CNB”). The Company operated CNB as a separate banking charter from the acquisition date until October 26, 2013, when CNB’s charter was merged with and into CRBT. CNB“s merged branch offices operate as a division of CRBT under the name of “Community Bank & Trust”. QCBT, CRBT, and RB&T are all state-chartered commercial banks. The Company also engages in direct financing lease contracts through m2 Lease Funds, LLC (“m2 Lease Funds”), a wholly-owned subsidiary of QCBT. All material intercompany transactions and balances have been eliminated in consolidation.

Recent accounting developments: In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption did not have a significant impact on the Company’s consolidated financial statements.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of March 31, 2014 and December 31, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2014
Securities held to maturity:
Municipal securities	$160,579,152	$756,828	$(4,768,120)	$156,567,860
Other securities	1,050,000	-	-	1,050,000
	$161,629,152	$756,828	$(4,768,120)	$157,617,860

Securities available for sale:
U.S. govt. sponsored agency securities	$363,901,863	$31,503	$(13,595,807)	$350,337,559
Residential mortgage-backed and related securities	159,343,903	1,377,020	(2,601,522)	158,119,401
Municipal securities	34,495,776	997,316	(417,026)	35,076,066
Other securities	1,378,550	565,961	-	1,944,511
	$559,120,092	$2,971,800	$(16,614,355)	$545,477,537

December 31, 2013:
Securities held to maturity:
Municipal securities	$144,401,895	$299,789	$(7,111,579)	$137,590,105
Other securities	1,050,000	-	-	1,050,000
	$145,451,895	$299,789	$(7,111,579)	$138,640,105

Securities available for sale:
U.S. govt. sponsored agency securities	$376,574,132	$41,696	$(20,142,841)	$356,472,987
Residential mortgage-backed and related securities	160,110,199	1,153,409	(3,834,157)	157,429,451
Municipal securities	35,813,866	923,315	(778,324)	35,958,857
Other securities	1,372,365	524,798	-	1,897,163
	$573,870,562	$2,643,218	$(24,755,322)	$551,758,458

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2014:
Securities held to maturity:
Municipal securities	$90,268,363	$(3,972,217)	$11,141,166	$(795,903)	$101,409,529	$(4,768,120)

Securities available for sale:
U.S. govt. sponsored agency securities	$330,406,007	$(12,809,546)	$11,194,076	$(786,261)	$341,600,083	$(13,595,807)
Residential mortgage-backed and related securities	74,273,019	(1,586,915)	21,330,340	(1,014,607)	95,603,359	(2,601,522)
Municipal securities	12,715,294	(372,659)	1,699,797	(44,367)	14,415,091	(417,026)
	$417,394,320	$(14,769,120)	$34,224,213	$(1,845,235)	$451,618,533	$(16,614,355)

December 31, 2013:
Securities held to maturity:
Municipal securities	$101,983,602	$(6,711,240)	$2,697,375	$(400,339)	$104,680,977	$(7,111,579)

Securities available for sale:
U.S. govt. sponsored agency securities	$333,194,820	$(19,141,077)	$10,978,390	$(1,001,764)	$344,173,210	$(20,142,841)
Residential mortgage-backed and related securities	94,723,092	(2,947,770)	14,117,719	(886,387)	108,840,811	(3,834,157)
Municipal securities	13,890,692	(724,939)	985,687	(53,385)	14,876,379	(778,324)
	$441,808,604	$(22,813,786)	$26,081,796	$(1,941,536)	$467,890,400	$(24,755,322)

At March 31, 2014, the investment portfolio included 539 securities. Of this number, 323 securities had current unrealized losses with aggregate depreciation of less than 4% from the total amortized cost basis. Of these, 38 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At March 31, 2014 and December 31, 2013, equity securities represented less than 1% of the total portfolio.

The Company did not recognize other-than-temporary impairment on any debt or equity securities for the three months ended March 31, 2014 and 2013.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities for the three months ended March 31, 2014 and 2013, respectively, were from securities identified as available-for-sale. Information on proceeds received, as well as pre-tax gross gains from sales on those securities is as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013

Proceeds from sales of securities	$7,020,625	$-
Pre-tax gross gains from sales of securities	20,625	-

The amortized cost and fair value of securities as of March 31, 2014 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table. “Other securities” available for sale are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$2,298,028	$2,299,876
Due after one year through five years	10,898,311	10,876,493
Due after one year through five years	148,432,813	144,441,491
	$161,629,152	$157,617,860

Securities available for sale:
Due in one year or less	$5,399,927	$5,412,462
Due after one year through five years	51,172,655	50,810,680
Due after five years	341,825,057	329,190,483
	$398,397,639	$385,413,625
Residential mortgage-backed and related securities	159,343,903	158,119,401
Other securities	1,378,550	1,944,511
	$559,120,092	$545,477,537

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value
Securities held to maturity:
Municipal securities	$107,791,951	$104,916,513

Securities available for sale:
U.S. govt. sponsored agency securities	307,435,005	295,518,088
Municipal securities	22,063,064	22,190,224
	$329,498,069	$317,708,312

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of March 31, 2014 and December 31, 2013 is presented as follows:

	As of March 31, 2014	As of December 31, 2013

Commercial and industrial loans	$442,350,475	$431,688,129
Commercial real estate loans
Owner-occupied commercial real estate	269,483,524	261,215,912
Commercial construction, land development, and other land	55,194,025	57,844,902
Other non owner-occupied commercial real estate	354,550,656	352,692,115
	679,228,205	671,752,929

Direct financing leases *	139,994,059	128,901,442
Residential real estate loans **	148,950,217	147,356,323
Installment and other consumer loans	76,809,540	76,033,810
	1,487,332,496	1,455,732,633
Plus deferred loan/lease origination costs, net of fees	5,247,046	4,546,925
	1,492,579,542	1,460,279,558
Less allowance for estimated losses on loans/leases	(22,653,270)	(21,448,048)
	$1,469,926,272	$1,438,831,510

* Direct financing leases:
Net minimum lease payments to be received	$158,423,507	$145,662,254
Estimated unguaranteed residual values of leased assets	1,611,999	1,694,499
Unearned lease/residual income	(20,041,447)	(18,455,311)
	139,994,059	128,901,442
Plus deferred lease origination costs, net of fees	5,347,779	4,814,183
	145,341,838	133,715,625
Less allowance for estimated losses on leases	(2,820,239)	(2,517,217)
	$142,521,599	$131,198,408

Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors and management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three months ended March 31, 2014 and 2013.

**Includes residential real estate loans held for sale totaling $291,600 and $1,358,290 as of March 31, 2014, and December 31, 2013, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The aging of the loan/lease portfolio by classes of loans/leases as of March 31, 2014 and December 31, 2013 is presented as follows:

	As of March 31, 2014
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$440,037,552	$679,842	$82,110	$4,838	$1,546,133	$442,350,475
Commercial Real Estate
Owner-Occupied Commercial Real Estate	268,087,219	217,205	101,723	-	1,077,377	269,483,524
Commercial Construction, Land Development, and Other Land	53,069,537	943,219	-	-	1,181,269	55,194,025
Other Non Owner-Occupied Commercial Real Estate	342,951,740	246,141	1,104,646	-	10,248,129	354,550,656
Direct Financing Leases	136,956,753	1,684,403	120,969	735	1,231,199	139,994,059
Residential Real Estate	145,891,697	1,562,455	-	-	1,496,065	148,950,217
Installment and Other Consumer	75,402,962	429,310	104,031	2	873,235	76,809,540
	$1,462,397,460	$5,762,575	$1,513,479	$5,575	$17,653,407	$1,487,332,496

As a percentage of total loan/lease portfolio	98.32%	0.39%	0.10%	0.00%	1.19%	100.00%

	As of December 31, 2013
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$429,557,699	$199,949	$185,500	$-	$1,744,981	$431,688,129
Commercial Real Estate
Owner-Occupied Commercial Real Estate	258,557,660	465,418	993,163	60,286	1,139,385	261,215,912
Commercial Construction, Land Development, and Other Land	56,301,186	358,626	-	-	1,185,090	57,844,902
Other Non Owner-Occupied Commercial Real Estate	341,743,730	476,877	151,017	-	10,320,491	352,692,115
Direct Financing Leases	126,878,515	714,464	414,005	-	894,458	128,901,442
Residential Real Estate	142,353,936	3,088,516	275,262	20,126	1,618,483	147,356,323
Installment and Other Consumer	74,811,489	127,082	116,468	3,762	975,009	76,033,810
	$1,430,204,215	$5,430,932	$2,135,415	$84,174	$17,877,897	$1,455,732,633

As a percentage of total loan/lease portfolio	98.25%	0.37%	0.15%	0.01%	1.23%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Nonperforming loans/leases by classes of loans/leases as of March 31, 2014 and December 31, 2013 are presented as follows:

	As of March 31, 2014
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$4,838	$1,546,133	$179,695	$1,730,666	9.29%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	1,077,377	-	1,077,377	5.78%
Commercial Construction, Land Development, and Other Land	-	1,181,269	-	1,181,269	6.34%
Other Non Owner-Occupied Commercial Real Estate	-	10,248,129	-	10,248,129	55.00%
Direct Financing Leases	735	1,231,199	89,443	1,321,377	7.09%
Residential Real Estate	-	1,496,065	347,543	1,843,608	9.89%
Installment and Other Consumer	2	873,235	357,000	1,230,237	6.60%
	$5,575	$17,653,407	$973,681	$18,632,663	100.00%

*Nonaccrual loans/leases includes $10,666,735 of troubled debt restructurings, including $75,371 in commercial and industrial loans, $9,862,220 in commercial real estate loans, $70,144 in direct financing leases, $449,525 in residential real estate loans, and $209,475 in installment loans.

	As of December 31, 2013
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

**Nonaccrual loans/leases includes $10,890,785 of troubled debt restructurings, including $77,072 in commercial and industrial loans, $10,077,501 in commercial real estate loans, $446,996 in residential real estate loans, and $289,216 in installment loans.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the three months ended March 31, 2014 and 2013, respectively, are presented as follows:

	Three Months Ended March 31, 2014
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$5,648,774	$10,705,434	$2,517,217	$1,395,849	$1,180,774	$21,448,048
Provisions (credits) charged to expense	976,790	(229,985)	352,647	(4,355)	(935)	1,094,162
Loans/leases charged off	(4,023)	(4,098)	(65,733)	(2,712)	(2,755)	(79,321)
Recoveries on loans/leases previously charged off	26,117	116,306	16,108	103	31,747	190,381
Balance, ending	$6,647,658	$10,587,657	$2,820,239	$1,388,885	$1,208,831	$22,653,270

	Three Months Ended March 31, 2013
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,531,545	$11,069,502	$1,990,395	$1,070,328	$1,263,434	$19,925,204
Provisions (credits) charged to expense	(87,807)	1,114,294	378,623	8,899	(356,227)	1,057,782
Loans/leases charged off	(215)	-	(73,049)	(112,891)	(116,612)	(302,767)
Recoveries on loans/leases previously charged off	22,741	5,157	554	-	60,791	89,243
Balance, ending	$4,466,264	$12,188,953	$2,296,523	$966,336	$851,386	$20,769,462

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of March 31, 2014 and December 31, 2013 is presented as follows:

	As of March 31, 2014
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$732,427	$2,712,472	$298,303	$224,972	$396,897	$4,365,071
Allowance for loans/leases collectively evaluated for impairment	5,915,231	7,875,185	2,521,936	1,163,913	811,934	18,288,199
	$6,647,658	$10,587,657	$2,820,239	$1,388,885	$1,208,831	$22,653,270

Loans/leases individually evaluated for impairment	$1,400,758	$12,076,304	$1,320,642	$1,843,608	$1,230,235	$17,871,547
Loans/leases collectively evaluated for impairment	440,949,717	667,151,901	138,673,417	147,106,609	75,579,305	1,469,460,949
	$442,350,475	$679,228,205	$139,994,059	$148,950,217	$76,809,540	$1,487,332,496

Allowance as a percentage of loans/leases individually evaluated for impairment	52.29%	22.46%	22.59%	12.20%	32.26%	24.42%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.34%	1.18%	1.82%	0.79%	1.07%	1.24%
	1.50%	1.56%	2.01%	0.93%	1.57%	1.52%

	As of December 31, 2013
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$927,453	$3,174,704	$192,847	$246,266	$467,552	$5,008,822
Allowance for loans/leases collectively evaluated for impairment	4,721,321	7,530,730	2,324,370	1,149,583	713,222	16,439,226
	$5,648,774	$10,705,434	$2,517,217	$1,395,849	$1,180,774	$21,448,048

Loans/leases individually evaluated for impairment	$1,761,850	$12,956,915	$894,458	$2,116,747	$1,350,450	$19,080,420
Loans/leases collectively evaluated for impairment	429,926,279	658,796,014	128,006,984	145,239,576	74,683,360	1,436,652,213
	$431,688,129	$671,752,929	$128,901,442	$147,356,323	$76,033,810	$1,455,732,633

Allowance as a percentage of loans/leases individually evaluated for impairment	52.64%	24.50%	21.56%	11.63%	34.62%	26.25%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.10%	1.14%	1.82%	0.79%	0.95%	1.14%
	1.31%	1.59%	1.95%	0.95%	1.55%	1.47%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended March 31, 2014 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$441,945	$517,833	$-	$482,151	$1,888	$1,888
Commercial Real Estate
Owner-Occupied Commercial Real Estate	389,876	389,876	-	436,412	-	-
Commercial Construction, Land Development, and Other Land	2,124,350	2,247,550	-	2,127,392	-	-
Other Non Owner-Occupied Commercial Real Estate	1,983,846	1,983,846	-	2,376,752	13,283	13,283
Direct Financing Leases	619,800	619,800	-	586,567	-	-
Residential Real Estate	977,436	977,436	-	1,222,955	1,455	1,455
Installment and Other Consumer	833,338	833,338	-	897,665	890	890
	$7,370,591	$7,569,679	$-	$8,129,894	$17,516	$17,516

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$958,813	$1,449,488	$732,427	$910,410	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	224,892	224,892	117,555	112,438	-	-
Commercial Construction, Land Development, and Other Land	685,292	796,492	477,293	685,834	-	-
Other Non Owner-Occupied Commercial Real Estate	6,668,048	7,373,330	2,117,624	6,682,038	-	-
Direct Financing Leases	700,842	700,842	298,303	467,524	-	-
Residential Real Estate	866,172	866,172	224,972	793,141	774	774
Installment and Other Consumer	396,897	396,897	396,897	397,897	-	-
	$10,500,956	$11,808,113	$4,365,071	$10,049,282	$774	$774

Total Impaired Loans/Leases:
Commercial and Industrial	$1,400,758	$1,967,321	$732,427	$1,392,561	$1,888	$1,888
Commercial Real Estate
Owner-Occupied Commercial Real Estate	614,768	614,768	117,555	548,850	-	-
Commercial Construction, Land Development, and Other Land	2,809,642	3,044,042	477,293	2,813,226	-	-
Other Non Owner-Occupied Commercial Real Estate	8,651,894	9,357,176	2,117,624	9,058,790	13,283	13,283
Direct Financing Leases	1,320,642	1,320,642	298,303	1,054,091	-	-
Residential Real Estate	1,843,608	1,843,608	224,972	2,016,096	2,229	2,229
Installment and Other Consumer	1,230,235	1,230,235	396,897	1,295,562	890	890
	$17,871,547	$19,377,792	$4,365,071	$18,179,176	$18,290	$18,290

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended March 31, 2013 are presented as follows:

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of December 31, 2013 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$492,622	$568,951	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	392,542	392,542	-
Commercial Construction, Land Development, and Other Land	1,943,168	2,054,368	-
Other Non Owner-Occupied Commercial Real Estate	1,790,279	1,902,279	-
Direct Financing Leases	557,469	557,469	-
Residential Real Estate	1,071,927	1,071,927	-
Installment and Other Consumer	509,667	509,667	-
	$6,757,674	$7,057,203	$-

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$1,269,228	$1,956,755	$927,453
Commercial Real Estate
Owner-Occupied Commercial Real Estate	159,247	159,247	67,498
Commercial Construction, Land Development, and Other Land	888,547	1,011,747	503,825
Other Non Owner-Occupied Commercial Real Estate	7,783,132	8,488,414	2,603,381
Direct Financing Leases	336,989	336,989	192,847
Residential Real Estate	1,044,820	1,044,820	246,266
Installment and Other Consumer	840,783	840,783	467,552
	$12,322,746	$13,838,755	$5,008,822

Total Impaired Loans/Leases:
Commercial and Industrial	$1,761,850	$2,525,706	$927,453
Commercial Real Estate
Owner-Occupied Commercial Real Estate	551,789	551,789	67,498
Commercial Construction, Land Development, and Other Land	2,831,715	3,066,115	503,825
Other Non Owner-Occupied Commercial Real Estate	9,573,411	10,390,693	2,603,381
Direct Financing Leases	894,458	894,458	192,847
Residential Real Estate	2,116,747	2,116,747	246,266
Installment and Other Consumer	1,350,450	1,350,450	467,552
	$19,080,420	$20,895,958	$5,008,822

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$419,982,030	$250,623,915	$50,250,005	$327,819,856	$1,048,675,806
Special Mention (Rating 6)	12,464,206	10,356,128	-	1,765,205	24,585,539
Substandard (Rating 7)	9,904,239	8,503,481	4,944,020	24,965,595	48,317,335
Doubtful (Rating 8)	-	-	-	-	-
	$442,350,475	$269,483,524	$55,194,025	$354,550,656	$1,121,578,680

	As of March 31, 2014
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$138,672,682	$147,106,609	$75,579,303	$361,358,594
Nonperforming	1,321,377	1,843,608	1,230,237	4,395,222
	$139,994,059	$148,950,217	$76,809,540	$365,753,816

	As of December 31, 2013
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$407,294,743	$250,028,731	$51,868,919	$326,168,882	$1,035,361,275
Special Mention (Rating 6)	11,355,713	8,318,232	1,588,086	3,310,017	24,572,048
Substandard (Rating 7)	13,037,673	2,868,949	4,387,897	23,213,216	43,507,735
Doubtful (Rating 8)	-	-	-	-	-
	$431,688,129	$261,215,912	$57,844,902	$352,692,115	$1,103,441,058

	As of December 31, 2013
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$128,006,984	$145,345,719	$74,688,039	$348,040,742
Nonperforming	894,458	2,010,604	1,345,771	4,250,833
	$128,901,442	$147,356,323	$76,033,810	$352,291,575

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing troubled debt restructurings.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of March 31, 2014 and December 31, 2013, troubled debt restructurings totaled $11,640,416 and $13,413,366, respectively.

For each class of financing receivable, the following presents the number and recorded investment of troubled debt restructurings, by type of concession, that were restructured during the three months ended March 31, 2014 and 2013. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended March 31, 2014				For the three months ended March 31, 2013
Classes of Loans/Leases	Number of Loans / Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance

CONCESSION - Significant payment delay
Owner-Occupied Commercial Real Estate	-	$-	$-	$-	1	$47,958	$47,958	$-
Direct Financing Leases	1	$89,443	$89,443	$-	-	$-	$-	$-
	1	$89,443	$89,443	$-	1	$47,958	$47,958	$-

CONCESSION - Extension of maturity
Commercial and Industrial	-	$-	$-	$-	3	$809,494	$809,494	$188,700
Direct Financing Leases	1	$70,144	$70,144	$24,246	-	$-	$-	$-
	1	$70,144	$70,144	$24,246	3	$809,494	$809,494	$188,700

TOTAL	2	$159,587	$159,587	$24,246	4	$857,452	$857,452	$188,700

Of the troubled debt restructurings reported above, one with a post-modification recorded investment totaling $70,144 was on nonaccrual as of March 31, 2014, and two with post-modification recorded investments totaling $80,426 were on nonaccrual as of March 31, 2013.

For the three months ended March 31, 2014 and 2013, none of the Company’s troubled debt restructurings had redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended March 31,
	2014	2013

Net income	$3,889,215	$3,265,144

Less: Preferred stock dividends	708,008	810,837
Net income attributable to QCR Holdings, Inc. common stockholders	$3,181,207	$2,454,307

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.40	$0.50
Diluted	$0.40	$0.49

Weighted average common shares outstanding	7,901,035	4,927,591
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	129,008	106,751
Weighted average common and common equivalent shares outstanding	8,030,043	5,034,342

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

The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the three subsidiary banks wholly-owned by the Company: QCBT, CRBT, and RB&T. CRBT includes CNB’s operations from its acquisition on May 13, 2013. Each of these three secondary segments offers similar products and services, but is managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

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

Selected financial information on the Company’s business segments is presented as follows for the three months ended March 31, 2014 and 2013.

	Commercial Banking
	Quad City Bank & Trust	Cedar Rapids Bank & Trust	Rockford Bank & Trust	Wealth Management	All Other	Intercompany Eliminations	Consolidated Total
Three Months Ended March 31, 2014
Total revenue	$11,938,133	$8,303,625	$3,482,876	$2,149,334	$5,223,865	$(5,315,781)	$25,782,052
Net interest income	$8,921,038	$5,902,059	$2,475,682	$-	$(449,538)	$-	$16,849,241
Net income	$2,341,283	$1,934,770	$471,039	$459,294	$3,889,215	$(5,206,386)	$3,889,215
Total assets	$1,269,106,354	$819,179,681	$346,365,023	$-	$203,666,846	$(211,998,694)	$2,426,319,210
Provision for loan/lease losses	$609,162	$300,000	$185,000	$-	$-	$-	$1,094,162
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,820,555	$-	$-	$-	$-	$1,820,555

Three Months Ended March 31, 2013
Total revenue	$12,055,661	$6,928,351	$3,184,059	$1,649,011	$4,732,570	$(4,808,141)	$23,741,511
Net interest income	$8,391,538	$3,844,882	$2,305,077	$-	$(350,180)	$-	$14,191,317
Net income	$2,497,025	$1,720,811	$96,242	$213,007	$3,265,144	$(4,527,085)	$3,265,144
Total assets	$1,223,662,809	$598,842,406	$322,544,243	$-	$199,591,558	$(200,650,364)	$2,143,990,652
Provision for loan/lease losses	$357,782	$300,000	$400,000	$-	$-	$-	$1,057,782
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

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

●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets measured at fair value on a recurring basis comprise the following at March 31, 2014 and December 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2014:
Securities available for sale:
U.S. govt. sponsored agency securities	$350,337,559	$-	$350,337,559	$-
Residential mortgage-backed and related securities	158,119,401	-	158,119,401	-
Municipal securities	35,076,066	-	35,076,066	-
Other securities	1,944,511	317,137	1,627,374	-
	$545,477,537	$317,137	$545,160,400	$-

December 31, 2013:
Securities available for sale:
U.S. govt. sponsored agency securities	$356,472,987	$-	$356,472,987	$-
Residential mortgage-backed and related securities	157,429,451	-	157,429,451	-
Municipal securities	35,958,857	-	35,958,857	-
Other securities	1,897,163	317,698	1,579,465	-
	$551,758,458	$317,698	$551,440,760	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three months ended March 31, 2014 and 2013.

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

Assets measured at fair value on a non-recurring basis comprise the following at March 31, 2014 and December 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2014:
Impaired loans/leases	$7,524,198	$-	$-	$7,524,198
Other real estate owned	10,448,606	-	-	10,448,606
	$17,972,804	$-	$-	$17,972,804

December 31, 2013:
Impaired loans/leases	$9,009,557	$-	$-	$9,009,557
Other real estate owned	10,507,377	-	-	10,507,377
	$19,516,934	$-	$-	$19,516,934

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitave Information about Level Fair Value Measurments
	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2014:
Impaired loans/leases	$7,524,198	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-50.00%
Other real estate owned	10,448,606	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

	Quantitave Information about Level Fair Value Measurments
	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2013:
Impaired loans/leases	$9,009,557	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-50.00%
Other real estate owned	10,507,377	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the impaired loans/leases and other real estate owned, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the three months ended March 31, 2014 and 2013.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of March 31, 2014		As of December 31, 2013
	Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Cash and due from banks	Level 1	$55,444,302	$55,444,302	$41,950,790	$41,950,790
Federal funds sold	Level 2	11,570,000	11,570,000	39,435,000	39,435,000
Interest-bearing deposits at financial institutions	Level 2	44,389,277	44,389,277	33,044,917	33,044,917
Investment securities:
Held to maturity	Level 3	161,629,152	157,617,860	145,451,895	138,640,105
Available for sale	See Previous Table	545,477,537	545,477,537	551,758,458	551,758,458
Loans/leases receivable, net	Level 3	6,966,850	7,524,198	8,342,182	9,009,557
Loans/leases receivable, net	Level 2	1,462,959,422	1,472,150,150	1,430,489,328	1,441,952,443
Deposits:
Nonmaturity deposits	Level 2	1,296,408,620	1,296,408,620	1,256,209,352	1,256,209,352
Time deposits	Level 2	375,485,023	376,596,000	390,781,891	391,923,000
Short-term borrowings	Level 2	165,569,112	165,569,112	149,292,967	149,292,967
Federal Home Loan Bank advances	Level 2	235,700,000	245,555,000	231,350,000	241,623,000
Other borrowings	Level 2	142,250,644	152,184,000	142,448,362	152,761,000
Junior subordinated debentures	Level 2	40,322,765	28,218,054	40,289,830	28,094,228

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 7 – PARTIAL REDEMPTION OF SERIES F PREFERRED STOCK

On March 31, 2014, the Company redeemed 15,000 shares of its Series F Non-Cumulative Perpetual Preferred Stock (the “Series F Preferred Stock”) from the United States Department of the Treasury (“Treasury”) for an aggregate redemption amount of $15,000,000 plus unpaid dividends to the date of redemption of $337,500.

Previously, on September 15, 2011, the Company issued 40,090 shares of Series F Preferred Stock to the Treasury for an aggregate purchase price of $40,090,000. The sale of Series F Preferred Stock was the result of an investment by Treasury under the Small Business Lending Fund (“SBLF”).

On June 29, 2012, the Company redeemed 10,223 shares of Series F Preferred Stock. In total, the Company has redeemed 25,223 shares of the Series F Preferred Stock with 14,867 shares remaining at March 31, 2014. The Company’s dividend rate increased from 5% to 9% with the dividend for the first quarter of 2014, which was paid on April 1, 2014.

The Series F Preferred Stock may be redeemed at any time at the option of the Company, subject to the approval, if required, of the Company’s primary federal banking regulator. All redemptions must be in amounts equal to at least 25% of the number of originally issued shares, or 100% of the then-outstanding shares (if less than 25% of the originally issued shares). The Company intends to fully redeem the remaining 14,867 shares during 2014.

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

●

CRBT commenced operations in 2001 and provides full-service commercial and consumer banking, and trust and asset management services to Cedar Rapids, Iowa and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids. On October 26, 2013, Community National Bank (“CNB”), which was acquired by the Company on May 13, 2013, merged with and into CRBT. CNB’s merged branch offices operate as a division of CRBT under the name “Community Bank & Trust,” and serve Cedar Falls and Waterloo, Iowa and adjacent communities through its three offices (two in Waterloo and one in Cedar Falls).

●

RB&T commenced operations in January 2005 and provides full-service commercial and consumer banking, and trust and asset management services, to Rockford, Illinois and adjacent communities through its main office located on Guilford Road at Alpine Road in Rockford and its branch facility in downtown Rockford.

OVERVIEW

The Company recognized net income of $3.9 million for the quarter ended March 31, 2014. After preferred stock dividends of $708 thousand, the Company reported net income attributable to common stockholders of $3.2 million, or diluted earnings per common share of $0.40. By comparison, for the first quarter of 2013, the Company recognized net income of $3.3 million. After preferred stock dividends of $811 thousand, the Company reported net income attributable to common stockholders of $2.5 million, or diluted earnings per common share of $0.49.

Although earnings increased nearly 30% in the first quarter of 2014 compared to the first quarter of 2013, diluted earnings per common share decreased by $0.09, or 18%, due to the issuance of new common stock related to the CNB acquisition in the second quarter of 2013 (834,715 shares issued), as well as the conversion of Series E Preferred Stock to common stock that was executed in the fourth quarter of 2013 (2,057,502 shares issued). These two events increased weighted average common shares outstanding approximately 57%, resulting in the lower diluted earnings per share.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a table that represents the various net income measurements for the Company.

	For the three months ended
	March 31, 2014	December 31, 2013	March 31, 2013

Net income	$3,889,215	$3,815,926	$3,265,144
Less: Preferred stock dividends	708,008	735,790	810,837
Net income attributable to QCR Holdings, Inc. common stockholders	$3,181,207	$3,080,136	$2,454,307

Diluted earnings per common share	$0.40	$0.50	$0.49

Weighted average common and common equivalent shares outstanding	8,030,043	6,140,809	5,034,342

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended
	March 31, 2014	December 31, 2013	March 31, 2013

Net interest income	$16,849,241	$16,895,732	$14,191,317
Provision for loan/lease losses	(1,094,162)	(1,985,517)	(1,057,782)
Noninterest income	4,746,841	7,726,390	5,204,029
Noninterest expense	(16,140,420)	(18,212,541)	(13,958,500)
Federal and state income tax	(472,285)	(608,138)	(1,113,920)
Net income	$3,889,215	$3,815,926	$3,265,144

In comparing quarter-over-quarter, following are some noteworthy fluctuations:

●	Provision for loan/lease losses decreased 45% due to continued credit improvement.
●

Noninterest income decreased $3.0 million compared to the fourth quarter of 2013. The fourth quarter of 2013, however, included $2.3 million of gains from the sale of CNB branches, as well as $576 thousand of gains recognized on the sale of nonperforming loans. Excluding these nonrecurring items, noninterest income remained relatively flat.

●

Noninterest expense decreased 11%. CNB acquisition costs are no longer being incurred ($1.2 million of acquisition costs were incurred in the fourth quarter of 2013) and the Company has now realized the full impact of the reduced cost structure created by the acquisition.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME

Net interest income, on a tax equivalent basis, increased $2.9 million, or 20%, to $17.7 million for the quarter ended March 31, 2014, from $14.7 million for the same period of 2013. The increase in net interest income was primarily driven by the acquisition of CNB in May 2013. The Company has also improved net interest income as the result of:

●	Organic loan/lease growth,
●	Further diversification of the Company’s securities portfolio with increased investment in tax-exempt municipal securities,
●	Continued reductions in the cost of deposits, and
●	Continued growth in noninterest bearing deposits.

A comparison of yields, spread and margin from the first quarter of 2014 to the first quarter of 2013 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets decreased 5 basis points.
●	The average cost of interest-bearing liabilities decreased 20 basis points.
●	The net interest spread increased 15 basis points from 2.68% to 2.83%.
●	The net interest margin improved 9 basis points from 3.02% to 3.11%.

The Company’s management closely monitors and manages net interest margin. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their net interest margins while balancing interest rate risk. Management continually addresses this issue with pricing and other balance sheet management strategies including, but not limited to, the use of alternative funding sources. Over the past several years, the Company’s management has emphasized improving its funding mix by reducing its reliance on long-term wholesale funding, which tends to be at a higher cost than deposits. Also, the Company’s management has focused on reducing the cost of portions of the Company’s existing wholesale funding. As an example, during the first quarter of 2013, QCBT modified $50.0 million of fixed rate wholesale structured repurchase agreements (“structured repos”) with a weighted average interest rate of 3.21% and a weighted average maturity of February 2016 into new fixed rate structured repos with a weighted average interest rate of 2.65% and a weighted average maturity of May 2020. This modification serves to reduce interest expense and improve net interest margin, and minimizes the exposure to rising rates through duration extension of fixed rate liabilities.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended March 31,
	2014			2013
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$10,995	$3	0.11%	$2,349	$1	0.17%
Interest-bearing deposits at financial institutions	88,376	91	0.42%	37,834	60	0.64%
Investment securities (1)	722,220	4,655	2.61%	648,638	3,656	2.29%
Restricted investment securities	17,249	129	3.03%	15,415	125	3.29%
Gross loans/leases receivable (1) (2) (3)	1,465,061	16,968	4.70%	1,279,040	15,251	4.84%
Total interest earning assets	$2,303,901	21,846	3.85%	$1,983,276	19,093	3.90%

Noninterest-earning assets:
Cash and due from banks	$43,830			$39,908
Premises and equipment	36,732			31,202
Less allowance for estimated losses on loans/leases	(21,894)			(20,224)
Other	71,589			75,850
Total assets	$2,434,158			$2,110,012

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$715,054	446	0.25%	$562,905	409	0.29%
Time deposits	382,721	656	0.70%	333,696	708	0.86%
Short-term borrowings	149,989	52	0.14%	175,706	64	0.15%
Federal Home Loan Bank advances	234,627	1,556	2.69%	202,618	1,733	3.47%
Junior subordinated debentures	40,306	305	3.07%	36,085	241	2.71%
Other borrowings	142,317	1,171	3.34%	138,210	1,191	3.49%
Total interest-bearing liabilities	$1,665,014	4,186	1.02%	$1,449,220	4,346	1.22%
Noninterest-bearing demand deposits	$585,441			$487,264
Other noninterest-bearing liabilities	33,640			32,345
Total liabilities	$2,284,095			$1,968,829
Stockholders' equity	150,063			141,183
Total liabilities and stockholders' equity	$2,434,158			$2,110,012
Net interest income		$17,660			$14,747
Net interest spread			2.83%			2.68%
Net interest margin			3.11%			3.02%
Ratio of average interest-earning assets to average interest-bearing liabilities	138.37%			136.85%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the three months ended March 31, 2014

	Inc./(Dec.) from	Components of Change (1)
	Prior Period	Rate	Volume
	2014 vs. 2013
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$2	$(2)	$4
Interest-bearing deposits at financial institutions	31	(128)	159
Investment securities (2)	999	558	441
Restricted investment securities	4	(46)	50
Gross loans/leases receivable (2) (3) (4)	1,717	(2,681)	4,398

Total change in interest income	$2,753	$(2,299)	$5,052

INTEREST EXPENSE
Interest-bearing deposits	$37	$(296)	$333
Time deposits	(52)	(508)	456
Short-term borrowings	(12)	(3)	(9)
Federal Home Loan Bank advances	(177)	(1,408)	1,231
Junior subordinated debentures	64	34	30
Other borrowings	(20)	(185)	165

Total change in interest expense	$(160)	$(2,366)	$2,206

Total change in net interest income	$2,913	$67	$2,846

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases (“allowance”). The Company’s allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/leases losses (“provision”) in the statement of income to change the allowance if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance. Although management believes the level of the allowance as of March 31, 2014 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income grew $2.5 million, or 13%, comparing the first quarter of 2014 to the same period of 2013. The majority of this growth was the result of the acquisition of CNB and the addition of its earning assets. Additionally, the Company’s loan/lease yield expanded 5 basis points during the first quarter of 2014 (from 4.65% to 4.70%) marking the first quarter of expansion since the recession. The securities portfolio yield continued to increase (from 2.29% for the first quarter of 2013 to 2.61% for the first quarter of 2014) as the Company continues to focus on diversifying its securities portfolio, including increasing its portfolio of agency-sponsored mortgage-backed securities as well as municipal securities, in an effort to increase interest income. Of the latter, all are located in the Midwest with strong underwriting conducted before investment.

The Company intends to continue to grow quality loans and leases as well as to diversify the securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the first quarter of 2014 declined $160 thousand, or 4%, from the first quarter of 2013. Considering the growth of interest-bearing liabilities (average balances grew $215.8 million, or 15%, from the first quarter of 2013 to the same quarter of 2014) from the acquisition of CNB as well as organic growth at the Company’s legacy charters, the Company has been successful in maintaining pricing discipline on deposits and decreasing the cost of borrowings, which has more than offset the growth impact and contributed to the net decline in interest expense. Management has placed a strong focus on reducing the reliance on long-term wholesale funding as it tends to be higher cost than deposits. In recent years, the majority of maturing wholesale funds have been replaced by core deposits, or, to a lesser extent, have been replaced by new wholesale funds at significantly reduced cost. Continuing this trend will strengthen the Company’s franchise value, reduce funding costs, and increase fee income opportunities through deposit service charges.

Management continues to consider strategies to accelerate the reduction of the reliance on wholesale funding and continue the shift in mix to a funding base consisting of a higher percentage of core deposits, including noninterest-bearing deposits. An important consideration to these strategies is the impact on the Company’s interest rate risk position, as some of its wholesale funding was originally borrowed to help strengthen the Company’s net interest income in rising interest rate scenarios.

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

Provision totaled $1.1 million for the first quarter of 2014, which was down $892 thousand from the prior quarter, and essentially flat from the first quarter of 2013. The Company had net recoveries of $111 thousand for the first quarter of 2014 which, when coupled with the provision of $1.1 million, increased the Company’s allowance to $22.7 million at March 31, 2014. As of March 31, 2014, the Company’s allowance to total loans/leases was 1.52%, which was up from 1.47% at December 31, 2013, and down from 1.61% at March 31, 2013.

A more detailed discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31, 2014	March 31, 2013	$ Change	% Change

Trust department fees	$1,500,342	$1,039,670	$460,672	44.3%
Investment advisory and management fees	648,992	609,341	39,651	6.5
Deposit service fees	1,045,885	907,823	138,062	15.2
Gains on sales of residential real estate loans	63,487	291,151	(227,664)	(78.2)
Gains on sales of government guaranteed portions of loans	194,019	845,224	(651,205)	(77.0)
Earnings on bank-owned life insurance	454,164	438,687	15,477	3.5
Subtotal	$3,906,889	$4,131,896	$(225,007)	(5.4)
Losses on other real estate owned, net	(18,048)	(446,630)	428,582	(96.0)
Securities gains	20,625	-	20,625	100.0
Other	837,375	1,518,763	(681,388)	(44.9)
Total noninterest income	$4,746,841	$5,204,029	$(457,188)	(8.8)%

Trust department fees continue to be a significant contributor to noninterest income. Trust department fees grew 44% from the first quarter of 2013 to the first quarter of 2014. Part of the increase stems from the addition of CNB’s trust department which recognized $269 thousand of trust department fees for the first quarter of 2014. The majority of the trust department fees are determined based on the value of the investments within the managed trusts. As markets have strengthened with the national economy’s continued recovery from recession, the Company’s fee income has experienced similar growth. Additionally, the Company has been successful in organically expanding its customer base at its legacy charters, which has helped to drive the recent increases in fee income.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

In recent years, the Company has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as the leverage of and collaboration among existing resources (including the aforementioned trust department). Fee income for investment advisory and management services grew 7% comparing the first quarter of 2014 to the same period of 2013. Similar to trust department fees, these fees are largely determined based on the value of the investments managed. Continued expansion of the customer base in the Company’s legacy markets has helped drive the recent increases in fee income. CNB did not provide investment advisory and management services; however, the Company is in the process of leveraging its existing infrastructure to efficiently offer these services in the communities served by CNB.

As management focuses on growing fee income, expanding market share in trust and investment advisory services across all of the Company’s markets will continue to be a primary strategic focus.

Deposit service fees expanded 15% comparing the first quarter of 2014 to the same period in 2013. Most of this growth is attributable to the acquisition of CNB and its deposit portfolio. Additionally, the Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans fell 78% comparing the first quarter of 2014 to the first quarter of 2013. With the sustained historically low interest rate environment, refinancing activity has slowed as most of the Company’s existing and prospective customers have already executed a refinancing.

Gains on sales of government guaranteed portions of loans were down 77% year-over-year. Sales activity for government guaranteed portions of loans tends to fluctuate depending on the demand for small business loans that fit the criteria for the government guarantee. Further, some of the transactions can be large and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can be large. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing. Despite the fluctuation, this remains a core strategy for the Company and the pipelines are active.

During the first quarter of 2013, the Company wrote down one existing individual other real estate owned (“OREO”) property by $463 thousand as a result of a further decline in appraised value. Management continues to proactively manage its OREO portfolio in an effort to sell the properties timely at minimal loss, as evidenced by the minimal losses recognized thus far in 2014.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table sets forth the various categories of other noninterest income for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31, 2014	March 31, 2013	$ Change	% Change

Debit card fees	$230,605	$229,900	$705	0.3%
Correspondent banking fees	232,143	158,111	74,032	46.8
Participation service fees on commercial loan participations	206,194	167,326	38,868	23.2
Fees on interest rate swaps on commercial loans	62,000	6,720	55,280	822.6
Gain on sale of credit card loan portfolio	-	495,405	(495,405)	(100.0)
Gain on sale of credit card issuing operations	-	355,268	(355,268)	(100.0)
Miscellaneous	106,433	106,033	400	0.4
Other noninterest income	$837,375	$1,518,763	$(681,388)	(44.9)%

Debit card fees are the interchange fees paid on certain debit card customer transactions. The debit card fees were relatively flat comparing the first quarter of 2014 to the first quarter of 2013. As an opportunity to maximize fees, the Company’s legacy charters offer a deposit product with a modest increased rate that incentivizes debit card activity. Offering a similar product in the Company’s newest market is currently under strategic review.

Correspondent banking fees increased 47%, when comparing the first quarter of 2014 to the first quarter of 2013. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund additional loan growth as well as a steady source of fee income.

Participation service fees on commercial loan participations represent fees paid annually to the Company by the participant(s) to cover servicing expenses incurred by the Company. The fee is generally 25 basis points of the participated loan amount. Participation service fees grew 23% year-over-year as a result of the acquisition of CNB’s participated loan portfolio as well as organic growth of commercial loan participations across the Company’s legacy charters.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31, 2014	March 31, 2013	$ Change	% Change

Salaries and employee benefits	$10,017,918	$8,742,683	$1,275,235	14.6%
Occupancy and equipment expense	1,894,288	1,428,870	465,418	32.6
Professional and data processing fees	1,584,406	1,140,061	444,345	39.0
FDIC and other insurance	714,750	555,911	158,839	28.6
Loan/lease expense	345,636	245,091	100,545	41.0
Advertising and marketing	337,587	264,568	73,019	27.6
Postage and telephone	290,675	218,691	71,984	32.9
Stationery and supplies	151,751	110,670	41,081	37.1
Bank service charges	298,032	275,495	22,537	8.2
Subtotal	$15,635,043	$12,982,040	$2,653,003	20.4
Acquisition and data conversion costs	-	356,578	(356,578)	(100.0)
Other	505,377	619,882	(114,505)	(18.5)
Total noninterest expense	$16,140,420	$13,958,500	$2,181,920	15.6%

Management places a strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency. The addition of CNB’s cost structure impacted the Company’s noninterest expenses. Management executed on its integration plan for CNB over the second half of 2013 to help increase efficiency and realize cost savings.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the first quarter of 2013 to the first quarter of 2014 by 15%. This increase was largely the result of:

●	The addition of CNB’s cost structure. Specifically, CNB accounted for approximately $900 thousand of the increase in salaries and benefits expense year-over-year.
●	Customary annual salary and benefits increases for the majority of the Company’s employee base in 2014.
●	Continued increases in health insurance-related employee benefits for the majority of the Company’s employee base.
●	Higher accrued incentive compensation based on improved financial performance for the first three months of 2014.

Occupancy and equipment expense increased from the prior year with the addition of CNB’s branch network. Additionally, throughout 2013, the Company purchased additional technology for enhanced customer service and for improved fraud detection and prevention systems.

Professional and data processing fees increased year-over-year due to the addition of CNB’s cost structure. In addition, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing these one-time costs and driving those recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FDIC and other insurance expense has generally fallen over the past several years since the FDIC modified its assessment calculation to more closely align with bank performance and risk. The 29% increase year-over-year was primarily attributable to the addition of CNB’s deposit base.

Loan/lease expense increased 41% comparing the first quarter of 2014 to the same quarter of 2013. Some of the increase was the result of the addition of CNB’s cost structure. Moreover, the Company incurred elevated levels of expense at the legacy banks for certain existing nonperforming loans as workouts progressed. Generally, loan/lease expense has a direct relationship with the level of nonperforming loans/leases; however, it may deviate depending upon the individual nonperforming loans/leases. Management expects these historically elevated levels of expense to continue to decline in line with the declining trend in nonperforming loans/leases.

The Company incurred additional expenses for advertising and marketing in the first quarter of 2014 compared to the first quarter of 2013. Most of the increase was the addition of CNB’s advertising and marketing costs.

Bank service charges, which include costs incurred to provide services to QCBT’s correspondent banking customer portfolio, have increased over the past several quarters. The increase is due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio over the recent years.

With the acquisition of CNB on May 13, 2013, the Company incurred acquisition costs totaling $357 thousand for the first quarter of 2013 as the Company incurred professional fees (legal, investment banking, and accounting) in preparation for the closing of the acquisition. In accordance with generally accepted accounting principles, the Company expensed these costs as incurred.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INCOME TAXES

The provision for income taxes totaled $472 thousand, or an effective tax rate of 11%, for the first quarter of 2014 compared to $1.1 million, or an effective tax rate of 25%, for the same quarter of 2013. The decline in effective tax rate was partly the result of continued growth in nontaxable income from increased investments in tax-exempt municipal securities, as the Company grew its portfolio of tax-exempt municipal securities by nearly 35% from March 31, 2013 to March 31, 2014. The growth in nontaxable income outpaced the growth in taxable income which helped to reduce the effective tax rate. Additionally, the Company recognized a one-time tax benefit of $381 thousand as a result of the finalization of the tax issues related to the Community National acquisition following the filing of the acquired entity’s final tax returns.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	March 31, 2014		December 31, 2013		March 31, 2013
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$111,403	5%	$114,431	5%	$67,036	3%
Securities	707,107	29%	697,210	29%	692,552	32%
Net loans/leases	1,469,926	61%	1,438,832	60%	1,271,026	59%
Other assets	137,883	5%	144,480	6%	113,377	6%
Total assets	$2,426,319	100%	$2,394,953	100%	$2,143,991	100%

Total deposits	$1,671,893	69%	$1,646,991	68%	$1,420,493	66%
Total borrowings	583,843	24%	563,381	24%	551,531	26%
Other liabilities	29,226	1%	37,004	2%	29,769	1%
Total stockholders' equity	141,357	6%	147,577	6%	142,198	7%
Total liabilities and stockholders' equity	$2,426,319	100%	$2,394,953	100%	$2,143,991	100%

During the first quarter of 2014, the Company’s total assets grew $31.4 million, or 1%, to a total of $2.43 billion. Gross loans/leases grew $32.3 million, or 2%; while securities grew 1%. Most of the asset growth was funded with deposits which grew $24.9 million, or 2%. The remaining growth was funded with short-term borrowings.

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

Following is a breakdown of the Company’s securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	March 31, 2014		December 31, 2013		March 31, 2013
	Amount	%	Amount	%	Amount	%
			(dollars in thousands)
U.S. govt. sponsored agency securities	$350,338	50%	$356,473	51%	$403,840	58%
Residential mortgage-backed and related securities	158,119	22%	157,429	23%	174,802	25%
Municipal securities	195,655	28%	180,361	26%	111,347	17%
Other securities	2,995	0%	2,947	0%	2,563	0%
	$707,107	100%	$697,210	100%	$692,552	100%

As a % of Total Assets	29.14%		29.11%		32.30%
Net Unrealized Gains/(Losses) as a % of Amortized Cost	-2.45%		-4.02%		0.96%
Duration (in years)	4.6		4.7		2.9

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

The duration of the securities portfolio has lengthened over the recent years for two reasons:

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

LOANS/LEASES. Total loans/leases grew 2% during the first quarter of 2014. Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more commercial and industrial loans, owner-occupied commercial real estate loans, and leases and fewer non owner-occupied commercial real estate and construction loans. The addition of CNB’s portfolio helped maintain this shift in mix as CNB’s portfolio mix was similar to the Company’s three legacy banks. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	March 31, 2014		December 31, 2013		March 31, 2013
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial and industrial loans	$442,350	30%	$431,688	30%	$398,122	31%
Commercial real estate loans	679,228	46%	671,753	46%	598,634	46%
Direct financing leases	139,994	9%	128,902	9%	109,654	9%
Residential real estate loans	148,950	10%	147,356	10%	115,548	9%
Installment and other consumer loans	76,810	5%	76,034	5%	66,294	5%
Total loans/leases	$1,487,332	100%	$1,455,733	100%	$1,288,252	100%
Plus deferred loan/lease origination costs, net of fees	5,247		4,547		3,543
Less allowance for estimated losses on loans/leases	(22,653)		(21,448)		(20,769)
Net loans/leases	$1,469,926		$1,438,832		$1,271,026

As commercial real estate loans are the largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio. Management tracks the level of owner-occupied commercial real estate loans versus non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of March 31, 2014 and December 31, 2013, approximately 40% and 39%, respectively, of the commercial real estate loan portfolio was owner-occupied.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company’s commercial real estate loan portfolio as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014		As of December 31, 2013
	Amount	%	Amount	%
	(dollars in thousands)
Lessors of Nonresidential Buildings	$231,341	34%	$229,284	34%
Lessors of Residential Buildings	60,982	9%	64,659	10%
Land Subdivision	30,802	5%	29,117	4%
Nursing Care Facilities	21,938	3%	19,212	3%
Hotels	20,644	3%	20,975	3%
Lessors of Other Real Estate Property	16,861	3%	15,509	2%
New Car Dealers	16,183	2%	16,597	2%
Other *	280,477	41%	276,400	42%
Total Commercial Real Estate Loans	$679,228	100%	$671,753	100%

* “Other” consists of all other industries. None of these had concentrations greater than $16.0 million, or 2.4% of total commercial real estate loans.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES. Changes in the allowance for the three months ended March 31, 2014 and 2013 are presented as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(dollars in thousands)

Provisions charged to expense	1,094	1,058
Loans/leases charged off	(79)	(303)
Recoveries on loans/leases previously charged off	190	89
Balance, ending	$22,653	$20,769

The allowance was $22.7 million at March 31, 2014 compared to $21.4 million at December 31, 2013 and $20.8 million at March 31, 2013. The allowance was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase/decrease in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated worse than “fair quality” and carrying aggregate exposure in excess of $100 thousand. The adequacy of the allowance is monitored by the loan review staff and reported to management and the board of directors.

The Company’s levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	March 31, 2014	December 31, 2013	March 31, 2013
	(dollars in thousands)
Special Mention (Rating 6)	$24,586	$24,572	$27,610
Substandard (Rating 7)	48,317	43,508	50,198
Doubtful (Rating 8)	-	-	-
	$72,903	$68,080	$77,808

Criticized Loans **	$72,903	$68,080	$77,808
Classified Loans ***	$48,317	$43,508	$50,198

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company experienced some increase in criticized and classified loans during the first quarter of 2014, as compared to December 31, 2013, but this did not translate to an increase in nonperforming loans. Nonperforming loans/leases actually decreased $1.9 million, or 9%, during the same period.

The following table summarizes the trend in the allowance as a percentage of gross loans/leases and as a percentage of nonperforming loans/leases.

	As of
	March 31, 2014	December 31, 2013	March 31, 2013

Allowance / Gross Loans/Leases	1.52%	1.47%	1.61%
Allowance / Nonperforming Loans/Leases *	121.58%	104.70%	105.30%

*Nonperforming loan/leases consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing troubled debt restructurings.

In accordance with generally accepted accounting principles for acquisition accounting, the acquired CNB loans were recorded at market value; therefore, there was no allowance associated with CNB’s loans at acquisition which caused a drop in the Company’s allowance to total loans/leases during the second quarter of 2013. This ratio has steadily increased since then. Further, the Company’s allowance to total nonperforming loans/leases was 122% at March 31, 2014 which was up from all prior periods presented in the table above.

Although management believes that the allowance at March 31, 2014 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s allowance for estimated losses on loans/leases.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS. The table below presents the amounts of nonperforming assets.

	As of March 31, 2014	As of December 31, 2013	As of March 31, 2013	As of December 31, 2012
	(dollars in thousands)
Nonaccrual loans/leases (1) (2)	$17,653	$17,878	$18,040	$17,932
Accruing loans/leases past due 90 days or more	5	84	1	159
Troubled debt restructurings - accruing	974	2,523	1,682	7,300
Total nonperforming loans/leases	18,632	20,485	19,723	25,391
Other real estate owned	9,675	9,729	3,679	3,955
Other repossessed assets	252	346	282	212
Total nonperforming assets	$28,559	$30,560	$23,684	$29,558

Nonperforming loans/leases to total loans/leases	1.25%	1.40%	1.53%	1.97%
Nonperforming assets to total loans/leases plus reposessed property	1.90%	2.08%	1.83%	2.29%
Nonperforming assets to total assets	1.18%	1.28%	1.10%	1.41%
Texas ratio (3)	17.81%	18.43%	14.65%	18.68%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes troubled debt restructurings of $10.7 million at March 31, 2014, $10.9 million at December 31, 2013, $6.4 million at March 31, 2013, and $5.7 million at December 31, 2012.
(3)

Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance for Estimated Losses on Loans/Leases. Texas Ratio is a non-GAAP financial measure. Management included this ratio as this is considered by many investors and analysts to be a metric with which to analyze and evaluate asset quality. Other companies may calculate this ratio differently.

The large majority of the nonperforming assets consist of nonaccrual loans/leases, accruing troubled debt restructurings (“TDRs”), and OREO. For nonaccrual loans/leases and accruing TDRs, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate. Additionally, a portion of several of the nonaccrual loans are guaranteed by the government. At March 31, 2014, government guaranteed amounts of nonaccrual loans totaled approximately $664 thousand, or 4% of the $17.7 million of total nonaccrual loans/leases. OREO is carried at the lower of carrying amount or fair value less costs to sell.

Nonperforming assets at March 31, 2014 were $28.6 million, which were down $2.0 million, or 7%, from December 31, 2013, and up $4.9 million, or 21%, from March 31, 2013. In addition, the ratio of nonperforming assets to total assets was 1.18% at March 31, 2014, which was down from 1.28% at December 31, 2013, and up from 1.10% at March 31, 2013. During the quarter, the Company had several large accruing TDRs that became performing according to the applicable accounting guidance. Additionally, several nonperforming loans paid off during the current quarter.

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS. Deposits grew $24.9 million, or 2%, during the first quarter of 2014. Most of the growth was in noninterest bearing and short-term low cost brokered time deposits. The table below presents the composition of the Company’s deposit portfolio.

	As of
	March 31, 2014		December 31, 2013		March 31, 2013
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$579,110	34%	$542,566	33%	$496,513	35%
Interest bearing demand deposits	717,299	43%	715,643	43%	586,874	41%
Time deposits	296,102	18%	326,852	20%	297,768	21%
Brokered time deposits	79,382	5%	61,930	4%	39,338	3%
	$1,671,893	100%	$1,646,991	100%	$1,420,493	100%

The Company has been successful in growing its noninterest bearing deposit portfolio over the past few years and this continued in the first quarter of 2014. Most of this growth continues to be derived from QCBT’s correspondent banking business. The continued strength of the noninterest bearing deposit portfolio has provided flexibility to manage down deposit pricing and reduce reliance on higher cost wholesale funds, which has helped drive down the Company’s interest expense.

BORROWINGS. The subsidiary banks offer short-term repurchase agreements to some of their significant customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of
	March 31, 2014	December 31, 2013	March 31, 2013
	(dollars in thousands)
Overnight repurchase agreements with customers	$136,649	$98,823	$141,674
Federal funds purchased	28,920	50,470	30,180
	$165,569	$149,293	$171,854

As a result of their memberships in either the Federal Home Loan Bank (“FHLB”) of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits. FHLB advances increased slightly by $4.4 million, or 2%, during the first quarter of 2014. The net growth was exclusively short-term advances (maturities of less than 3 months) at low cost (interest rates ranging from 10 basis points to 25 basis points).

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Other borrowings consist largely of structured repos which are utilized as an alternative funding source to FHLB advances and customer deposits. The table below presents the composition of the Company’s other borrowings.

	As of
	March 31, 2014	December 31, 2013	March 31, 2013
	(dollars in thousands)
Structured repos	$130,000	$130,000	$130,000
Term note	9,600	9,800	-
364-day revolving note	-	-	5,600
Series A subordinated notes	2,651	2,648	2,642
	$142,251	$142,448	$138,242

In order to fund the cash portion of the consideration for the CNB acquisition and pay off the $3.95 million of Community National term debt at acquisition, the Company borrowed $4.4 million on its 364-day revolving note in May 2013. The outstanding balance on the 364-day revolving note totaled $10.0 million until maturity at June 26, 2013. Upon maturity, the credit facility was restructured whereby the $10.0 million of outstanding debt was restructured into a secured 3-year term note with principal due quarterly and interest due monthly where the interest is calculated at the effective LIBOR rate plus 3.00% per annum (3.21% at March 31, 2014). As the Company makes scheduled quarterly principal payments, the outstanding balance on the term note was $9.6 million at March 31, 2014. Additionally, as part of the restructuring, the Company maintained a secured 364-day revolving credit note with availability of $10.0 million where the interest is calculated at the effective LIBOR rate plus 2.50% per annum. At March 31, 2014, the Company had not borrowed on this revolving credit note and had the full amount available.

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

	March 31, 2014		December 31, 2013
	Amount Due	Weighted Average Interest Rate at Quarter-End	Amount Due	Weighted Average Interest Rate at Year-End
	(dollar amounts in thousands)
Maturity:
Year ending December 31:
2014	$127,323	0.58	$110,521	1.24
2015	46,000	1.82	41,000	2.00
2016	48,642	3.63	48,642	3.63
2017	43,075	3.43	43,075	3.43
2018	58,042	3.47	58,042	3.47
Thereafter	122,000	3.33	122,000	3.33
Total Wholesale Funding	$445,082	2.45	$423,280	2.72

Importantly, a large portion of the Company’s FHLB advances and structured repos have putable options which allow the lender (FHLB or counterparty), at its discretion, to terminate the borrowing and require the subsidiary banks to repay at predetermined dates prior to the stated maturity.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

During the first quarter of 2014, wholesale funding maturing in 2014 increased by $16.8 million. This is the net result of a $20.0 million maturity more than offset by the addition of $36.8 million in short-term, low cost FHLB advances and brokered time deposits.

STOCKHOLDERS’ EQUITY. The table below presents the composition of the Company’s stockholders’ equity, including the common and preferred equity components.

	As of
	March 31, 2014		December 31, 2013		March 31, 2013
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Common stock	$8,039		$8,006		$5,058
Additional paid in capital - common	60,696		60,360		25,932
Retained earnings	67,817		64,637		55,781
Accumulated other comprehensive income (loss)	(8,413)		(13,644)		3,870
Less: Treasury stock	(1,606)		(1,606)		(1,606)
Total common stockholders' equity	126,533	90%	117,753	80%	89,035	63%

Preferred stock	15		30		55
Additional paid in capital - preferred	14,809		29,794		53,108
Total preferred stockholders' equity	14,824	10%	29,824	20%	53,163	37%

Total stockholders' equity	$141,357	100%	$147,577	100%	$142,198	100%

Tangible common equity (TCE)* / total tangible assets (TA)	5.02%		4.71%		4.01%
TCE/TA excluding accumulated other comprehensive income (loss)	5.36%		5.29%		3.83%

*Tangible common equity is defined as total common stockholders’ equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. Management included this ratio as it is considered by many investors and analysts to be a metric with which to analyze and evaluate the equity composition. Other companies may calculate this ratio differently.

The following table presents the rollforward of stockholders’ equity for the three months ended March 31, 2014 and 2013, respectively.

	For the quarter ended March 31,
	2014	2013
	(dollars in thousands)
Beginning balance	$147,577	$140,434
Net income	3,889	3,265
Other comprehensive income (loss), net of tax	5,231	(836)
Preferred and common cash dividends declared	(708)	(811)
Redemption of 15,000 shares of Series F Preferred Stock	(15,000)	-
Other *	368	146
Ending balance	$141,357	$142,198

*Includes mostly common stock issued for options exercised and the employee stock purchase plans, as well as stock-based compensation.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table presents the details of the preferred stock issued and outstanding as of March 31, 2014.

	Date Issued	Aggregate Purchase Price	Stated Dividend Rate	Annual Dividend

Series F Non-Cumulative Perpetual Preferred Stock	September 2011	$14,867,000	9.00%	$1,338,030

Regarding the Series F Preferred Stock, non-cumulative dividends are payable quarterly, and the dividend rate is 9%. On March 31, 2014 the Company redeemed an additional 15,000 shares of Series F Preferred Stock from Treasury for an aggregate redemption amount of $15.0 million plus unpaid dividends to the date of redemption of $338 thousand. Previously, on June 29, 2012, the Company redeemed 10,223 shares of Series F Preferred Stock from Treasury for an aggregate redemption amount of $10.2 million plus unpaid dividends to the date of redemption of $125 thousand. In total, the Company had 14,867 shares of Series F Preferred Stock remaining at March 31, 2014.

The remaining Series F Preferred Stock may be redeemed at any time at the option of the Company, subject to approval of the Company’s primary federal banking regulator, if required. All redemptions must be in amounts equal to the lesser of at least 25% of the number of originally issued shares, or 100% of the then-outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $143.2 million during the first quarter of 2014, $102.8 million during 2013 and $98.6 million during 2012. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, structured repos, brokered time deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its residential mortgage-backed securities portfolio. At March 31, 2014, the subsidiary banks had 33 lines of credit totaling $348.1 million, of which $18.6 million was secured and $329.5 million was unsecured. At March 31, 2014, $319.2 million was available as $28.9 million was utilized for short-term borrowing needs at the three banks. At December 31, 2013, the subsidiary banks had 33 lines of credit totaling $351.3 million, of which $26.8 million was secured and $324.5 million was unsecured. At December 31, 2013, $315.3 million was available as $36.0 million was utilized for short-term borrowing needs at QCBT. The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company restructured its credit facility during the second quarter of 2013. Previously, the Company had a single $20.0 million secured revolving credit note with variable interest rate and a maturity of June 27, 2013 with $14.4 million available as the note carried an outstanding balance of $5.6 million. To help fund the acquisition of CNB on May 13, 2013, the Company borrowed an additional $4.4 million on the revolving credit note bringing the total borrowed to $10.0 million. At maturity, the $10.0 million was converted to a secured term note with a variable interest rate and a maturity of June 27, 2016. The Company maintained a $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 26, 2014. At March 31, 2014, the Company had not borrowed on this revolving credit note and had the full amount available.

Investing activities used cash of $19.2 million during the first three months of 2014 compared to $84.9 million for the same period of 2013. Proceeds from calls, maturities, paydowns, and sales of securities were $24.1 million for the first three months of 2014 compared to $95.0 million for the same period of 2013. Purchases of securities used cash of $26.1 million for the first three months of 2014 compared to $187.7 million for the same period of 2013. The net increase in loans/leases used cash of $33.1 million for the first three months of 2014 compared to $7.1 million for the same period of 2013.

Financing activities provided cash of $29.6 million for the first three months of 2014 compared to $49.4 million for same period of 2013. Net increases in deposits totaled $24.9 million for the first three months of 2014 compared to $46.4 million for the same period of 2013. During the first quarter of 2014, the Company’s short-term borrowings increased $16.3 million. Also, during the first quarter, the Company partially redeemed its outstanding shares of Series F Preferred Stock totaling $15.0 million.

Total cash provided by operating activities was $3.2 million for the first three months of 2014 compared to $7.2 million for the same period of 2013.

Throughout its history, the Company has secured additional capital through various resources, including the issuance of preferred stock (discussed above) and trust preferred securities. Trust preferred securities are reported on the Company’s balance sheet as liabilities, but currently qualify for treatment as regulatory capital.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table presents the details of the trust preferred securities issued and outstanding as of March 31, 2014.

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 3/31/2014	Interest Rate as of 12/31/2013

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.10%	3.10%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.10%	3.10%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.04%	2.04%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	1.79%	1.79%
Community National Statutory Trust II	September 2004	3,093,000	2.17% over 3-month LIBOR	2.42%	2.42%
Community National Statutory Trust III	March 2007	3,609,000	1.75% over 3-month LIBOR	1.99%	1.99%
		$42,787,000	Weighted Average Rate	2.51%	2.51%

The Company assumed the trust preferred securities originally issued by Community National in connection with its acquisition in May 2013. As a result of acquisition accounting, the liabilities were recorded at fair value upon acquisition with the resulting discount (totaling $2.6 million) being accreted as interest expense on a level yield basis over the expected term.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company (on a consolidated basis) and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of March 31, 2014 and December 31, 2013, that the Company and the subsidiary banks met all capital adequacy requirements to which they were subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of March 31, 2014 and December 31, 2013 are also presented in the following tables (dollars in thousands). As of March 31, 2014 and December 31, 2013, the subsidiary banks met the requirements to be “well capitalized”.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2014:
Company:
Total risk-based capital	$206,050	12.03%	$137,032	>	8.0%	N/A		N/A
Tier 1 risk-based capital	181,723	10.61%	68,516	>	4.0	N/A		N/A
Leverage ratio	181,723	7.49%	97,083	>	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$102,495	12.08%	$67,887	>	8.0%	$84,858	>	10.00%
Tier 1 risk-based capital	92,582	10.91%	33,943	>	4.0	50,915	>	6.00%
Leverage ratio	92,582	7.07%	52,360	>	4.0	65,450	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$76,218	12.48%	$48,847	>	8.0%	$61,058	>	10.00%
Tier 1 risk-based capital	68,573	11.23%	24,423	>	4.0	36,635	>	6.00%
Leverage ratio	68,573	8.62%	31,838	>	4.0	39,797	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$34,245	12.60%	$21,751	>	8.0%	$27,189	>	10.00%
Tier 1 risk-based capital	30,838	11.34%	10,876	>	4.0	16,314	>	6.00%
Leverage ratio	30,838	9.07%	13,604	>	4.0	17,005	>	5.00%

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

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change.  The Basel III Rules also permit smaller banking organizations (which include the Company and its subsidiary banks) to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015.  Management is in the process of assessing the effect the Basel III Rules may have on the Company’s and the subsidiary banks’ capital positions and will monitor developments in this area. At present, management believes that its current capital structure and the execution of its existing capital plan will be more than sufficient to meet and exceed the revised regulatory capital ratios as required by the new Basel III Rules.

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

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of December 31, 2013	As of March 31, 2013	As of December 31, 2012

100 basis point downward shift	-10.0%	-1.0%	-1.8%	-1.5%
200 basis point upward shift	-10.0%	-4.8%	-1.7%	-0.9%
300 basis point upward shock	-25.0%	-11.0%	-1.7%	0.8%

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company’s 2013 Annual Report on Form 10-K. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and March 31, 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	May 7, 2014	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date	May 7, 2014	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer

Date	May 7, 2014	/s/ John R. Oakes
John R. Oakes, 1st Vice President
Controller
Director of Financial Reporting
Principal Accounting Officer