Form 10-Q
period 2014-06-30
QCR HOLDINGS INC
filed 2014-08-07
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 1, 2014, the Registrant had outstanding 7,928,643 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets	2
		As of June 30, 2014 and December 31, 2013

		Consolidated Statements of Income	3
		For the Three Months Ended June 30, 2014 and 2013

		Consolidated Statements of Income	4
		For the Six Months Ended June 30, 2014 and 2013

		Consolidated Statements of Comprehensive Income (Loss)	5
		For the Three and Six Months Ended June 30, 2014 and 2013

		Consolidated Statements of Changes in Stockholders' Equity	6
		For the Six Months Ended June 30, 2014 and 2013

		Consolidated Statements of Cash Flows	7-8
		For the Six Months Ended June 30, 2014 and 2013

		Notes to the Consolidated Financial Statements	9-31

	Item 2	Management's Discussion and Analysis of Financial Condition and	32-61
		Results of Operations

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	62-64

	Item 4	Controls and Procedures	65

Part II	OTHER INFORMATION

	Item 1	Legal Proceedings	66

	Item 1A	Risk Factors	66

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	66

	Item 3	Defaults upon Senior Securities	66

	Item 4	Mine Safety Disclosures	66

	Item 5	Other Information	66

	Item 6	Exhibits	67

Signatures			68

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 30, 2014 and December 31, 2013

	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$56,292,577	$41,950,790
Federal funds sold	20,490,000	39,435,000
Interest-bearing deposits at financial institutions	36,786,049	33,044,917

Securities held to maturity, at amortized cost	166,787,372	145,451,895
Securities available for sale, at fair value	515,335,097	551,758,458
Total securities	682,122,469	697,210,353

Loans receivable held for sale	1,302,175	1,358,290
Loans/leases receivable held for investment	1,548,065,574	1,458,921,268
Gross loans/leases receivable	1,549,367,749	1,460,279,558
Less allowance for estimated losses on loans/leases	(23,067,024)	(21,448,048)
Net loans/leases receivable	1,526,300,725	1,438,831,510

Premises and equipment, net	36,313,537	36,755,364
Goodwill	3,222,688	3,222,688
Core deposit intangible	1,770,677	1,870,433
Bank-owned life insurance	52,844,877	52,002,041
Restricted investment securities	16,347,125	17,027,625
Other real estate owned, net	10,951,214	9,729,053
Other assets	21,397,545	23,873,150
Total assets	$2,464,839,483	$2,394,952,924

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES
Deposits:
Noninterest-bearing	$531,062,583	$542,566,087
Interest-bearing	1,146,305,692	1,104,425,156
Total deposits	1,677,368,275	1,646,991,243

Short-term borrowings	204,321,854	149,292,967
Federal Home Loan Bank advances	222,900,000	231,350,000
Other borrowings	151,452,927	142,448,362
Junior subordinated debentures	40,356,154	40,289,830
Other liabilities	33,797,744	37,003,742
Total liabilities	2,330,196,954	2,247,376,144

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000	-	29,867
June 2014 - 0 shares issued and outstanding
December 2013 - 29,867 shares issued and outstanding
Common stock, $1 par value; shares authorized 20,000,000	8,049,889	8,005,708
June 2014 - 8,049,889 shares issued and 7,928,643 outstanding
December 2013 - 8,005,708 shares issued and 7,884,462 outstanding
Additional paid-in capital	60,999,044	90,154,528
Retained earnings	71,137,294	64,637,173
Accumulated other comprehensive loss	(3,937,188)	(13,643,986)
Less treasury stock, June 2014 and December 2013 - 121,246 common shares, at cost	(1,606,510)	(1,606,510)
Total stockholders' equity	134,642,529	147,576,780
Total liabilities and stockholders' equity	$2,464,839,483	$2,394,952,924

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended June 30,

	2014	2013
Interest and dividend income:
Loans/leases, including fees	$16,868,806	$16,369,605
Securities:
Taxable	2,573,649	2,629,832
Nontaxable	1,448,415	944,100
Interest-bearing deposits at financial institutions	71,243	61,724
Restricted investment securities	139,570	131,151
Federal funds sold	3,693	2,989
Total interest and dividend income	21,105,376	20,139,401

Interest expense:
Deposits	1,101,615	1,176,855
Short-term borrowings	60,811	103,435
Federal Home Loan Bank advances	1,495,980	1,726,622
Other borrowings	1,174,594	1,162,893
Junior subordinated debentures	307,033	261,544
Total interest expense	4,140,033	4,431,349
Net interest income	16,965,343	15,708,052

Provision for loan/lease losses	1,001,879	1,520,137
Net interest income after provision for loan/lease losses	15,963,464	14,187,915

Noninterest income:
Trust department fees	1,444,414	1,197,181
Investment advisory and management fees	710,858	695,094
Deposit service fees	1,091,923	1,054,223
Gains on sales of residential real estate loans	132,971	246,621
Gains on sales government guaranteed portions of loans	508,168	765,738
Securities gains	571	16,460
Earnings on bank-owned life insurance	388,672	423,883
Bargain purchase gain on Community National Acquisition	-	1,841,385
Losses on other real estate owned, net	(126,657)	(83,339)
Other	1,193,293	791,510
Total noninterest income	5,344,213	6,948,756

Noninterest expense:
Salaries and employee benefits	9,922,191	9,186,233
Occupancy and equipment expense	1,838,971	1,586,841
Professional and data processing fees	1,403,915	1,438,753
FDIC and other insurance	695,365	627,390
Loan/lease expense	377,492	251,868
Advertising and marketing	501,548	412,041
Postage and telephone	258,121	257,611
Stationery and supplies	145,635	150,718
Bank service charges	324,397	284,345
Acquisition and data conversion costs	-	432,326
Other	638,894	606,223
Total noninterest expense	16,106,529	15,234,349
Net income before income taxes	5,201,148	5,902,322
Federal and state income tax expense	1,193,312	1,857,091
Net income	$4,007,836	$4,045,231

Less: Preferred stock dividends	373,869	810,838
Net income attributable to QCR Holdings, Inc. common stockholders	$3,633,967	$3,234,393

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.46	$0.60
Diluted	$0.45	$0.59

Weighted average common shares outstanding	7,924,624	5,393,062
Weighted average common and common equivalent shares outstanding	8,050,514	5,497,275

Cash dividends declared per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Six Months Ended June 30,

	2014	2013
Interest and dividend income:
Loans/leases, including fees	$33,644,396	$31,458,432
Securities:
Taxable	5,156,443	5,090,281
Nontaxable	2,902,471	1,746,573
Interest-bearing deposits at financial institutions	161,770	121,478
Restricted investment securities	268,495	256,256
Federal funds sold	7,012	3,863
Total interest and dividend income	42,140,587	38,676,883

Interest expense:
Deposits	2,203,208	2,293,646
Short-term borrowings	112,507	167,702
Federal Home Loan Bank advances	3,051,956	3,459,434
Other borrowings	2,346,125	2,353,648
Junior subordinated debentures	612,207	503,084
Total interest expense	8,326,003	8,777,514
Net interest income	33,814,584	29,899,369

Provision for loan/lease losses	2,096,041	2,577,919
Net interest income after provision for loan/lease losses	31,718,543	27,321,450

Noninterest income:
Trust department fees	2,944,756	2,236,851
Investment advisory and management fees	1,359,850	1,304,435
Deposit service fees	2,137,808	1,962,046
Gains on sales of residential real estate loans	196,458	537,772
Gains on sales government guaranteed portions of loans	702,187	1,610,962
Securities gains	21,196	16,460
Earnings on bank-owned life insurance	842,836	862,570
Bargain purchase gain on Community National Acquisition	-	1,841,385
Losses on other real estate owned, net	(144,705)	(529,969)
Other	2,030,668	2,310,273
Total noninterest income	10,091,054	12,152,785

Noninterest expense:
Salaries and employee benefits	19,940,109	17,928,916
Occupancy and equipment expense	3,733,259	3,015,711
Professional and data processing fees	2,988,321	2,578,814
FDIC and other insurance	1,410,115	1,183,301
Loan/lease expense	723,128	496,959
Advertising and marketing	839,135	676,609
Postage and telephone	548,796	476,302
Stationery and supplies	297,386	261,388
Bank service charges	622,429	559,840
Acquisition and data conversion costs	-	788,904
Other	1,144,271	1,226,105
Total noninterest expense	32,246,949	29,192,849
Net income before income taxes	9,562,648	10,281,386
Federal and state income tax expense	1,665,597	2,971,011
Net income	$7,897,051	$7,310,375

Less: Preferred stock dividends	1,081,877	1,621,675
Net income attributable to QCR Holdings, Inc. common stockholders	$6,815,174	$5,688,700

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.86	$1.10
Diluted	$0.85	$1.08

Weighted average common shares outstanding	7,912,830	5,160,327
Weighted average common and common equivalent shares outstanding	8,040,279	5,265,809

Cash dividends declared per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014	2013
Net income	$4,007,836	$4,045,231

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	7,656,064	(21,238,019)
Less reclassification adjustment for gains included in net income before tax	571	16,460
	7,655,493	(21,254,479)
Unrealized losses on derivative instruments	(251,149)	-
Other comprehensive income (loss), before tax	7,404,344	(21,254,479)
Tax expense (benefit)	2,928,330	(8,162,990)
Other comprehensive income (loss), net of tax	4,476,014	(13,091,489)

Comprehensive income (loss) attributable to QCR Holdings, Inc.	$8,483,850	$(9,046,258)

	Six Months Ended June 30,
	2014	2013
Net income	$7,897,051	$7,310,375

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	16,146,238	(22,594,571)
Less reclassification adjustment for gains included in net income before tax	21,196	16,460
	16,125,042	(22,611,031)
Unrealized losses on derivative instruments	(251,149)	-
Other comprehensive income (loss), before tax	15,873,893	(22,611,031)
Tax expense (benefit)	6,167,095	(8,683,184)
Other comprehensive income (loss), net of tax	9,706,798	(13,927,847)

Comprehensive income (loss) attributable to QCR Holdings, Inc.	$17,603,849	$(6,617,472)

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Six Months Ended June 30, 2014 and 2013

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2013	$29,867	$8,005,708	$90,154,528	$64,637,173	$(13,643,986)	$(1,606,510)	$147,576,780
Net income	-	-	-	3,889,215	-	-	3,889,215
Other comprehensive income, net of tax	-	-	-	-	5,230,784	-	5,230,784
Preferred cash dividends declared	-	-	-	(708,008)	-	-	(708,008)
Redemption of 15,000 shares of Series F Noncumulative Perpetual Preferred Stock	(15,000)	-	(14,985,000)	-	-	-	(15,000,000)
Proceeds from issuance of 6,189 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	6,189	78,256	-	-	-	84,445
Proceeds from issuance of 9,814 shares of common stock as a result of stock options exercised	-	9,814	85,582	-	-	-	95,396
Stock compensation expense	-	-	347,752				347,752
Tax benefit of nonqualified stock options exercised	-	-	18,647	-	-	-	18,647
Restricted stock awards	-	27,197	(27,197)	-	-	-	-
Exchange of 10,300 shares of common stock in connection with restricted stock vested, net	-	(10,300)	(167,684)	-	-	-	(177,984)
Balance March 31, 2014	$14,867	$8,038,608	$75,504,884	$67,818,380	$(8,413,202)	$(1,606,510)	$141,357,027
Net income	-	-	-	4,007,836	-	-	4,007,836
Other comprehensive income, net of tax	-	-	-	-	4,476,014	-	4,476,014
Common cash dividends declared, $0.04 per share	-	-	-	(315,053)	-	-	(315,053)
Preferred cash dividends declared	-	-	-	(373,869)	-	-	(373,869)
Redemption of 14,867 shares of Series F Noncumulative Perpetual Preferred Stock	(14,867)	-	(14,809,055)	-	-	-	(14,823,922)
Proceeds from issuance of 8,361 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	8,361	119,797	-	-	-	128,158
Proceeds from issuance of 630 shares of common stock as a result of stock options exercised	-	630	5,159	-	-	-	5,789
Stock compensation expense	-	-	179,265				179,265
Tax benefit of nonqualified stock options exercised	-	-	1,284	-	-	-	1,284
Restricted stock awards	-	2,290	(2,290)	-	-	-	-
Balance June 30, 2014	$-	$8,049,889	$60,999,044	$71,137,294	$(3,937,188)	$(1,606,510)	$134,642,529

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2012	$54,867	$5,039,448	$78,912,791	$53,326,542	$4,706,683	$(1,606,510)	$140,433,821
Net income	-	-	-	3,265,144	-	-	3,265,144
Other comprehensive loss, net of tax	-	-	-	-	(836,358)	-	(836,358)
Preferred cash dividends declared	-	-	-	(810,837)	-	-	(810,837)
Proceeds from issuance of 5,884 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	5,884	63,487	-	-	-	69,371
Proceeds from issuance of 19,278 shares of common stock as a result of stock options exercised	-	19,278	153,550	-	-	-	172,828
Exchange of 7,048 shares of common stock in connection with stock options exercised	-	(7,048)	(111,628)	-	-	-	(118,676)
Stock compensation expense	-	-	293,798				293,798
Tax benefit of nonqualified stock options exercised	-	-	35,251	-	-	-	35,251
Restricted stock awards	-	16,798	(16,798)	-	-	-	-
Exchange of 16,798 shares of common stock in connection with restricted stock vested, net	-	(16,798)	(289,113)	-	-	-	(305,911)
Balance March 31, 2013	$54,867	$5,057,562	$79,041,338	$55,780,849	$3,870,325	$(1,606,510)	$142,198,431
Net income	-	-	-	4,045,231	-	-	4,045,231
Other comprehensive loss, net of tax	-	-	-	-	(13,091,489)	-	(13,091,489)
Common cash dividends declared, $0.04 per share	-	-	-	(228,971)	-	-	(228,971)
Preferred cash dividends declared	-	-	-	(810,838)	-	-	(810,838)
Proceeds from issuance of 834,715 shares of common stock as a result of the acquisition of Community National Bancorporation, net	-	834,715	12,181,894	-	-	-	13,016,609
Proceeds from issuance of 9,560 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	9,560	104,221	-	-	-	113,781
Proceeds from issuance of 3,769 shares of common stock as a result of stock options exercised	-	3,769	33,070	-	-	-	36,839
Stock compensation expense	-	-	162,123				162,123
Tax benefit of nonqualified stock options exercised	-	-	4,197	-	-	-	4,197
Restricted stock awards	-	12,707	(12,707)	-	-	-	-
Balance June 30, 2013	$54,867	$5,918,313	$91,514,136	$58,786,271	$(9,221,164)	$(1,606,510)	$145,445,913

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,897,051	$7,310,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,390,389	1,280,550
Provision for loan/lease losses	2,096,041	2,577,919
Stock-based compensation expense	527,017	455,921
Deferred compensation expense accrued	684,984	419,956
Losses on other real estate owned, net	144,705	529,969
Amortization of premiums on securities, net	1,002,893	1,972,391
Securities gains	(21,196)	(16,460)
Loans originated for sale	(22,215,215)	(52,272,708)
Proceeds on sales of loans	23,169,975	56,915,600
Gains on sales of residential real estate loans	(196,458)	(537,772)
Gains on sales of government guaranteed portions of loans	(702,187)	(1,610,962)
Amortization of core deposit intangible	99,756	-
Accretion of acquisition fair value adjustments, net	(304,876)	-
Gain on the sale of premises and equipment	(42,554)	-
Increase in cash value of bank-owned life insurance	(842,836)	(862,570)
Bargain purchase gain on Community National acquisition	-	(1,841,385)
Decrease (increase) in other assets	(1,870,989)	6,556,417
Decrease in other liabilities	(3,791,845)	(1,217,181)
Net cash provided by operating activities	$7,024,655	$19,660,060

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	18,945,000	22,229,000
Net increase in interest-bearing deposits at financial institutions	(3,741,132)	(10,189,746)
Proceeds from sales of other real estate owned	771,902	303,766
Purchase of derivative instruments	(2,071,650)	-
Activity in securities portfolio:
Purchases	(36,089,884)	(238,534,747)
Calls, maturities and redemptions	27,756,298	124,663,560
Paydowns	12,563,485	27,762,742
Sales	25,877,578	6,167,531
Activity in restricted investment securities:
Purchases	(839,500)	(4,818,750)
Redemptions	1,520,000	4,950,000
Net increase in loans/leases originated and held for investment	(91,280,287)	(51,708,379)
Net cash received from the sale of premises and equipment	291,006	-
Purchase of premises and equipment	(1,197,014)	(950,802)
Net cash received from Community National acquisition	-	3,025,073
Net cash used in investing activities	$(47,494,198)	$(117,100,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	30,392,132	87,620,739
Net increase (decrease) in short-term borrowings	55,028,887	(13,896,757)
Activity in Federal Home Loan Bank advances:
Advances	15,000,000	119,000,000
Calls and maturities	(23,450,000)	(111,400,500)
Proceeds from term debt	10,000,000	10,000,000
Principal payments on term debt	(1,000,000)	-
Payment on 364-day revolving note	-	(5,600,000)
Repayment of Community National's other borrowings at acquisition	-	(3,950,000)
Payment of cash dividends on common and preferred stock	(1,649,555)	(1,813,624)
Redemption of 15,000 shares of Series F Noncumulative Perpetual Preferred Stock, net	(15,000,000)	-
Redemption of 14,867 shares of Series F Noncumulative Perpetual Preferred Stock, net	(14,823,922)	-
Proceeds from issuance of common stock, net	313,788	229,278
Net cash provided by financing activities	$54,811,330	$80,189,136
Net increase (decrease) in cash and due from banks	14,341,787	(17,251,556)
Cash and due from banks, beginning	41,950,790	61,568,446
Cash and due from banks, ending	$56,292,577	$44,316,890

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Six Months Ended June 30, 2014 and 2013

	2014	2013
Supplemental disclosure of cash flow information, cash payments for:
Interest	$8,376,272	$8,897,240
Income/franchise taxes	$3,057,500	$1,031,120
Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale and derivative instruments, net	$9,706,798	$(13,927,847)
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	$(177,984)	$(424,587)
Transfers of loans to other real estate owned	$2,138,768	$187,500

Supplemental disclosure of cash flow information for Community National Acquisition:
Fair value of assets acquired:
Cash and due from banks *	$-	$9,286,757
Federal funds sold	-	12,335,000
Interest-bearing deposits at financial institutions	-	2,024,539
Securities available for sale	-	45,853,826
Loans/leases receivable held for investment, net	-	195,658,486
Premises and equipment, net	-	8,132,021
Core deposit intangible	-	3,440,076
Bank-owned life insurance	-	4,595,529
Restricted investment securities	-	1,259,375
Other real estate owned	-	550,326
Other assets	-	5,178,583
Total assets acquired	$-	$288,314,518

Fair value of liabilities assumed:
Deposits	$-	$255,045,071
Other borrowings	-	3,950,000
Junior subordinated debentures	-	4,125,175
Other liabilities	-	3,911,053
Total liabilities assumed	$-	$267,031,299
Net assets acquired	$-	$21,283,219

Consideration paid:
Cash paid *	$-	$6,261,684
Issuance of 834,715 shares of common stock	-	13,180,150
Total consideration paid	$-	$19,441,834
Bargain purchase gain	$-	$1,841,385

* Net cash received at closing totaled $3,025,073

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2014

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim period ended June 30, 2014, are not necessarily indicative of the results expected for the year ending December 31, 2014.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective on January 1, 2017 and is not expected to have a significant impact on the Company’s financial statements.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

In June 2014, FASB issued ASU 2014-11, Transfers and Servicing. ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings, consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entail the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. The standard requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral and remaining tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 is effective on January 1, 2015 and is not expected to have a significant impact on the Company’s consolidated financial statements.

Reclassifications: Certain amounts in the prior year consolidated financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of June 30, 2014 and December 31, 2013 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
June 30, 2014
Securities held to maturity:
Municipal securities	$165,737,372	$1,492,583	$(2,609,628)	$164,620,327
Other securities	1,050,000	-	-	1,050,000
	$166,787,372	$1,492,583	$(2,609,628)	$165,670,327

Securities available for sale:
U.S. govt. sponsored agency securities	$334,083,927	$109,470	$(8,572,941)	$325,620,456
Residential mortgage-backed and related securities	152,965,071	2,200,301	(1,270,158)	153,895,214
Municipal securities	32,871,334	1,156,141	(170,004)	33,857,471
Other securities	1,401,827	560,129	-	1,961,956
	$521,322,159	$4,026,041	$(10,013,103)	$515,335,097

December 31, 2013:
Securities held to maturity:
Municipal securities	$144,401,895	$299,789	$(7,111,579)	$137,590,105
Other securities	1,050,000	-	-	1,050,000
	$145,451,895	$299,789	$(7,111,579)	$138,640,105

Securities available for sale:
U.S. govt. sponsored agency securities	$376,574,132	$41,696	$(20,142,841)	$356,472,987
Residential mortgage-backed and related securities	160,110,199	1,153,409	(3,834,157)	157,429,451
Municipal securities	35,813,866	923,315	(778,324)	35,958,857
Other securities	1,372,365	524,798	-	1,897,163
	$573,870,562	$2,643,218	$(24,755,322)	$551,758,458

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2014:
Securities held to maturity:
Municipal securities	$37,351,435	$(982,726)	$47,726,709	$(1,626,902)	$85,078,144	$(2,609,628)

Securities available for sale:
U.S. govt. sponsored agency securities	$284,171,721	$(8,502,103)	$13,725,024	$(70,838)	$297,896,745	$(8,572,941)
Residential mortgage-backed and related securities	8,124,317	(95,270)	55,800,561	(1,174,888)	63,924,878	(1,270,158)
Municipal securities	8,765,260	(131,548)	2,184,122	(38,456)	10,949,382	(170,004)
	$301,061,298	$(8,728,921)	$71,709,707	$(1,284,182)	$372,771,005	$(10,013,103)

December 31, 2013:
Securities held to maturity:
Municipal securities	$101,983,602	$(6,711,240)	$2,697,375	$(400,339)	$104,680,977	$(7,111,579)

Securities available for sale:
U.S. govt. sponsored agency securities	$333,194,820	$(19,141,077)	$10,978,390	$(1,001,764)	$344,173,210	$(20,142,841)
Residential mortgage-backed and related securities	94,723,092	(2,947,770)	14,117,719	(886,387)	108,840,811	(3,834,157)
Municipal securities	13,890,692	(724,939)	985,687	(53,385)	14,876,379	(778,324)
	$441,808,604	$(22,813,786)	$26,081,796	$(1,941,536)	$467,890,400	$(24,755,322)

At June 30, 2014, the investment portfolio included 529 securities. Of this number, 259 securities had current unrealized losses with aggregate depreciation of less than 4% from the total amortized cost basis. Of these, 98 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At June 30, 2014 and December 31, 2013, equity securities represented less than 1% of the total portfolio.

The Company did not recognize other-than-temporary impairment on any debt or equity securities for the three and six months ended June 30, 2014 and 2013.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities for the three and six months ended June 30, 2014 and 2013, respectively, were from securities identified as available for sale. Information on proceeds received, as well as pre-tax gross gains from sales on those securities is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Proceeds from sales of securities	$18,856,953	$6,167,531	$25,877,578	$6,167,531
Pre-tax gross gains from sales of securities	571	16,460	21,196	16,460

The amortized cost and fair value of securities as of June 30, 2014 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table. “Other securities” available for sale are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$2,927,386	$2,929,942
Due after one year through five years	10,861,031	10,874,917
Due after five years	152,998,955	151,865,468
	$166,787,372	$165,670,327

Securities available for sale:
Due in one year or less	$4,485,092	$4,498,204
Due after one year through five years	48,898,104	48,717,600
Due after five years	313,572,065	306,262,123
	$366,955,261	$359,477,927
Residential mortgage-backed and related securities	152,965,071	153,895,214
Other securities	1,401,827	1,961,956
	$521,322,159	$515,335,097

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value
Securities held to maturity:
Municipal securities	$102,919,232	$102,260,651

Securities available for sale:
U.S. govt. sponsored agency securities	271,663,942	264,421,214
Municipal securities	20,829,274	21,268,094
	$292,493,216	$285,689,308

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of June 30, 2014 and December 31, 2013 is presented as follows:

	As of June 30,	As of December 31,
	2014	2013

Commercial and industrial loans	$480,494,321	$431,688,129
Commercial real estate loans
Owner-occupied commercial real estate	247,596,151	261,215,912
Commercial construction, land development, and other land	58,042,089	57,844,902
Other non owner-occupied commercial real estate	377,737,501	352,692,115
	683,375,741	671,752,929

Direct financing leases *	155,004,018	128,901,442
Residential real estate loans **	153,199,719	147,356,323
Installment and other consumer loans	71,443,399	76,033,810
	1,543,517,198	1,455,732,633
Plus deferred loan/lease origination costs, net of fees	5,850,551	4,546,925
	1,549,367,749	1,460,279,558
Less allowance for estimated losses on loans/leases	(23,067,024)	(21,448,048)
	$1,526,300,725	$1,438,831,510

* Direct financing leases:
Net minimum lease payments to be received	$175,772,051	$145,662,254
Estimated unguaranteed residual values of leased assets	1,642,309	1,694,499
Unearned lease/residual income	(22,410,342)	(18,455,311)
	155,004,018	128,901,442
Plus deferred lease origination costs, net of fees	5,935,700	4,814,183
	160,939,718	133,715,625
Less allowance for estimated losses on leases	(3,319,131)	(2,517,217)
	$157,620,587	$131,198,408

*Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors and management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three and six months ended June 30, 2014 and 2013.

**Includes residential real estate loans held for sale totaling $1,302,175 and $1,358,290 as of June 30, 2014, and December 31, 2013, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The aging of the loan/lease portfolio by classes of loans/leases as of June 30, 2014 and December 31, 2013 is presented as follows:

	As of June 30, 2014
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$478,425,272	$162,344	$110,714	$41,950	$1,754,041	$480,494,321
Commercial Real Estate
Owner-Occupied Commercial Real Estate	244,861,764	81,356	1,380,715	39,852	1,232,464	247,596,151
Commercial Construction, Land Development, and Other Land	56,324,561	1,086,827	-	-	630,701	58,042,089
Other Non Owner-Occupied Commercial Real Estate	366,941,393	924,340	18,800	-	9,852,968	377,737,501
Direct Financing Leases	151,796,790	599,582	802,650	13,167	1,791,829	155,004,018
Residential Real Estate	151,334,965	65,549	347,400	-	1,451,805	153,199,719
Installment and Other Consumer	70,353,793	94,038	49,196	8,646	937,726	71,443,399
	$1,520,038,538	$3,014,036	$2,709,475	$103,615	$17,651,534	$1,543,517,198

As a percentage of total loan/lease portfolio	98.48%	0.20%	0.18%	0.01%	1.14%	100.00%

	As of December 31, 2013
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$429,557,699	$199,949	$185,500	$-	$1,744,981	$431,688,129
Commercial Real Estate
Owner-Occupied Commercial Real Estate	258,557,660	465,418	993,163	60,286	1,139,385	261,215,912
Commercial Construction, Land Development, and Other Land	56,301,186	358,626	-	-	1,185,090	57,844,902
Other Non Owner-Occupied Commercial Real Estate	341,743,730	476,877	151,017	-	10,320,491	352,692,115
Direct Financing Leases	126,878,515	714,464	414,005	-	894,458	128,901,442
Residential Real Estate	142,353,936	3,088,516	275,262	20,126	1,618,483	147,356,323
Installment and Other Consumer	74,811,489	127,082	116,468	3,762	975,009	76,033,810
	$1,430,204,215	$5,430,932	$2,135,415	$84,174	$17,877,897	$1,455,732,633

As a percentage of total loan/lease portfolio	98.25%	0.37%	0.15%	0.01%	1.23%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Nonperforming loans/leases by classes of loans/leases as of June 30, 2014 and December 31, 2013 are presented as follows:

	As of June 30, 2014
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$41,950	$1,754,041	$1,483,846	$3,279,837	16.45%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	39,852	1,232,464	-	1,272,316	6.38%
Commercial Construction, Land Development, and Other Land	-	630,701	-	630,701	3.16%
Other Non Owner-Occupied Commercial Real Estate	-	9,852,968	-	9,852,968	49.41%
Direct Financing Leases	13,167	1,791,829	-	1,804,996	9.05%
Residential Real Estate	-	1,451,805	343,322	1,795,127	9.00%
Installment and Other Consumer	8,646	937,726	357,000	1,303,372	6.54%
	$103,615	$17,651,534	$2,184,168	$19,939,317	100.00%

*Nonaccrual loans/leases includes $9,778,112 of troubled debt restructurings, including $83,922 in commercial and industrial loans, $8,897,061 in commercial real estate loans, $156,800 in direct financing leases, $443,224 in residential real estate loans, and $197,105 in installment loans.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the three and six months ended June 30, 2014 and 2013, respectively, are presented as follows:

	Three Months Ended June 30, 2014

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$6,647,658	$10,587,657	$2,820,239	$1,388,885	$1,208,831	$22,653,270
Provisions (credits) charged to expense	101,718	(33,506)	566,374	101,030	266,263	1,001,879
Loans/leases charged off	(222,057)	(311,453)	(78,755)	(50,730)	(12,982)	(675,977)
Recoveries on loans/leases previously charged off	22,059	34,994	11,273	-	19,526	87,852
Balance, ending	$6,549,378	$10,277,692	$3,319,131	$1,439,185	$1,481,638	$23,067,024

	Three Months Ended June 30, 2013

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,466,264	$12,188,953	$2,296,523	$966,336	$851,386	$20,769,462
Provisions (credits) charged to expense	348,298	672,077	340,137	195,774	(36,149)	1,520,137
Loans/leases charged off	(38,685)	(820,725)	(449,622)	-	(23,875)	(1,332,907)
Recoveries on loans/leases previously charged off	14,951	150,192	567	3,231	30,746	199,687
Balance, ending	$4,790,828	$12,190,497	$2,187,605	$1,165,341	$822,108	$21,156,379

	Six Months Ended June 30, 2014

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$5,648,774	$10,705,434	$2,517,217	$1,395,849	$1,180,774	$21,448,048
Provisions (credits) charged to expense	1,078,508	(263,491)	919,021	96,675	265,328	2,096,041
Loans/leases charged off	(226,080)	(315,551)	(144,488)	(53,442)	(15,737)	(755,298)
Recoveries on loans/leases previously charged off	48,176	151,300	27,381	103	51,273	278,233
Balance, ending	$6,549,378	$10,277,692	$3,319,131	$1,439,185	$1,481,638	$23,067,024

	Six Months Ended June 30, 2013

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,531,545	$11,069,502	$1,990,395	$1,070,328	$1,263,434	$19,925,204
Provisions (credits) charged to expense	260,491	1,786,371	718,760	204,673	(392,376)	2,577,919
Loans/leases charged off	(38,900)	(820,725)	(522,671)	(112,891)	(140,487)	(1,635,674)
Recoveries on loans/leases previously charged off	37,692	155,349	1,121	3,231	91,537	288,930
Balance, ending	$4,790,828	$12,190,497	$2,187,605	$1,165,341	$822,108	$21,156,379

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of June 30, 2014 and December 31, 2013 is presented as follows:

	As of June 30, 2014
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$848,593	$2,567,526	$534,043	$237,358	$471,025	$4,658,545
Allowance for loans/leases collectively evaluated for impairment	5,700,785	7,710,166	2,785,088	1,201,827	1,010,613	18,408,479
	$6,549,378	$10,277,692	$3,319,131	$1,439,185	$1,481,638	$23,067,024

Loans/leases individually evaluated for impairment	$2,104,768	$11,264,502	$1,791,828	$1,795,128	$1,294,726	$18,250,952
Loans/leases collectively evaluated for impairment	478,389,553	672,111,239	153,212,190	151,404,591	70,148,673	1,525,266,246
	$480,494,321	$683,375,741	$155,004,018	$153,199,719	$71,443,399	$1,543,517,198

Allowance as a percentage of loans/leases individually evaluated for impairment	40.32%	22.79%	29.80%	13.22%	36.38%	25.52%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.19%	1.15%	1.82%	0.79%	1.44%	1.21%
	1.36%	1.50%	2.14%	0.94%	2.07%	1.49%

	As of December 31, 2013
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$927,453	$3,174,704	$192,847	$246,266	$467,552	$5,008,822
Allowance for loans/leases collectively evaluated for impairment	4,721,321	7,530,730	2,324,370	1,149,583	713,222	16,439,226
	$5,648,774	$10,705,434	$2,517,217	$1,395,849	$1,180,774	$21,448,048

Loans/leases individually evaluated for impairment	$1,761,850	$12,956,915	$894,458	$2,116,747	$1,350,450	$19,080,420
Loans/leases collectively evaluated for impairment	429,926,279	658,796,014	128,006,984	145,239,576	74,683,360	1,436,652,213
	$431,688,129	$671,752,929	$128,901,442	$147,356,323	$76,033,810	$1,455,732,633

Allowance as a percentage of loans/leases individually evaluated for impairment	52.64%	24.50%	21.56%	11.63%	34.62%	26.25%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.10%	1.14%	1.82%	0.79%	0.95%	1.14%
	1.31%	1.59%	1.95%	0.95%	1.55%	1.47%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the six months ended June 30, 2014 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$575,419	$730,020	$-	$631,165	$1,899	$1,899
Commercial Real Estate
Owner-Occupied Commercial Real Estate	380,931	380,931	-	410,136	-	-
Commercial Construction, Land Development, and Other Land	1,622,016	1,856,416	-	1,923,766	-	-
Other Non Owner-Occupied Commercial Real Estate	1,941,116	1,941,116	-	2,695,138	13,283	13,283
Direct Financing Leases	793,247	793,247	-	651,516	-	-
Residential Real Estate	954,464	954,464	-	1,137,735	2,175	2,175
Installment and Other Consumer	457,611	457,611	-	501,576	1,780	1,780
	$6,724,804	$7,113,805	$-	$7,951,032	$19,137	$19,137

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$1,529,349	$2,049,051	$848,593	$855,050	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	552,923	552,923	176,287	223,337	-	-
Commercial Construction, Land Development, and Other Land	600,920	600,920	461,671	605,198	-	-
Other Non Owner-Occupied Commercial Real Estate	6,166,596	6,866,187	1,929,568	5,974,240	-	-
Direct Financing Leases	998,581	998,581	534,043	648,487	-	-
Residential Real Estate	840,664	840,664	237,358	767,008	778	778
Installment and Other Consumer	837,115	837,115	471,025	788,112	-	-
	$11,526,148	$12,745,441	$4,658,545	$9,861,432	$778	$778

Total Impaired Loans/Leases:
Commercial and Industrial	$2,104,768	$2,779,071	$848,593	$1,486,215	$1,899	$1,899
Commercial Real Estate
Owner-Occupied Commercial Real Estate	933,854	933,854	176,287	633,473	-	-
Commercial Construction, Land Development, and Other Land	2,222,936	2,457,336	461,671	2,528,964	-	-
Other Non Owner-Occupied Commercial Real Estate	8,107,712	8,807,303	1,929,568	8,669,378	13,283	13,283
Direct Financing Leases	1,791,828	1,791,828	534,043	1,300,003	-	-
Residential Real Estate	1,795,128	1,795,128	237,358	1,904,743	2,953	2,953
Installment and Other Consumer	1,294,726	1,294,726	471,025	1,289,688	1,780	1,780
	$18,250,952	$19,859,246	$4,658,545	$17,812,464	$19,915	$19,915

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended June 30, 2014 and 2013, respectively, are presented as follows:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
Classes of Loans/Leases	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$589,889	$11	$11	$613,506	$1,937	$1,937
Commercial Real Estate			-
Owner-Occupied Commercial Real Estate	383,861	-	-	3,107,106	-	-
Commercial Construction, Land Development, and Other Land	1,642,205	-	-	325,000	-	-
Other Non Owner-Occupied Commercial Real Estate	2,222,582	-	-	353,972	657	657
Direct Financing Leases	700,607	-	-	822,718	-	-
Residential Real Estate	1,014,286	720	720	1,057,657	-	-
Installment and Other Consumer	465,820	890	890	915,478	2,686	2,686
	$7,019,250	$1,621	$1,621	$7,195,437	$5,280	$5,280

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$989,979	$-	$-	$1,229,737	$15,307	$15,307
Commercial Real Estate			-
Owner-Occupied Commercial Real Estate	334,236	-	-	653,815	-	-
Commercial Construction, Land Development, and Other Land	602,498	-	-	3,656,226	2,716	2,716
Other Non Owner-Occupied Commercial Real Estate	6,057,384	-	-	10,143,708	-	-
Direct Financing Leases	855,628	-	-	133,038	-	-
Residential Real Estate	779,104	4	4	302,334	-	-
Installment and Other Consumer	817,994	-	-	430,427	-	-
	$10,436,823	$4	$4	$16,549,285	$18,023	$18,023

Total Impaired Loans/Leases:
Commercial and Industrial	$1,579,868	$11	$11	$1,843,243	$17,244	$17,244
Commercial Real Estate
Owner-Occupied Commercial Real Estate	718,097	-	-	3,760,921	-	-
Commercial Construction, Land Development, and Other Land	2,244,703	-	-	3,981,226	2,716	2,716
Other Non Owner-Occupied Commercial Real Estate	8,279,966	-	-	10,497,680	657	657
Direct Financing Leases	1,556,235	-	-	955,756	-	-
Residential Real Estate	1,793,390	724	724	1,359,991	-	-
Installment and Other Consumer	1,283,814	890	890	1,345,905	2,686	2,686
	$17,456,073	$1,625	$1,625	$23,744,722	$23,303	$23,303

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$444,280,023	$228,602,988	$54,249,436	$349,022,456	$1,076,154,903
Special Mention (Rating 6)	22,616,136	10,214,621	-	1,475,286	34,306,043
Substandard (Rating 7)	13,598,162	8,778,542	3,792,653	27,239,759	53,409,116
Doubtful (Rating 8)	-	-	-	-	-
	$480,494,321	$247,596,151	$58,042,089	$377,737,501	$1,163,870,062

	As of June 30, 2014
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$153,199,022	$151,404,592	$70,140,027	$374,743,641
Nonperforming	1,804,996	1,795,127	1,303,372	4,903,495
	$155,004,018	$153,199,719	$71,443,399	$379,647,136

	As of December 31, 2013
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$407,294,743	$250,028,731	$51,868,919	$326,168,882	$1,035,361,275
Special Mention (Rating 6)	11,355,713	8,318,232	1,588,086	3,310,017	24,572,048
Substandard (Rating 7)	13,037,673	2,868,949	4,387,897	23,213,216	43,507,735
Doubtful (Rating 8)	-	-	-	-	-
	$431,688,129	$261,215,912	$57,844,902	$352,692,115	$1,103,441,058

	As of December 31, 2013
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$128,006,984	$145,345,719	$74,688,039	$348,040,742
Nonperforming	894,458	2,010,604	1,345,771	4,250,833
	$128,901,442	$147,356,323	$76,033,810	$352,291,575

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing troubled debt restructurings.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of June 30, 2014 and December 31, 2013, troubled debt restructurings totaled $11,962,280 and $13,413,366, respectively.

For each class of financing receivable, the following presents the number and recorded investment of troubled debt restructurings, by type of concession, that were restructured during the three and six months ended June 30, 2014 and 2013. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended June 30, 2014				For the three months ended June 30, 2013
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Significant payment delay
Commercial and Industrial	3	$889,154	$889,154	$239,783	-	$-	$-	$-
Residential Real Estate	-	$-	$-	$-	1	$91,581	$91,581	$-
Installment and Other Consumer	-	$-	$-	$-	1	$370,000	$370,000	$-
	3	$889,154	$889,154	$239,783	2	$461,581	$461,581	$-

CONCESSION - Interest rate adjusted below market
Commercial Construction, Land Development, and Other Land	-	$-	$-	$-	1	$337,500	$337,500	$-
Residential Real Estate	-	$-	$-	$-	1	$160,627	$160,627	$-
	-	$-	$-	$-	2	$498,127	$498,127	$-

CONCESSION - Other
Commercial and Industrial	1	$427,849	$427,849	$113,449	-	$-	$-	$-
	1	$427,849	$427,849	$113,449	-	$-	$-	$-

TOTAL	4	$1,317,003	$1,317,003	$353,232	4	$959,708	$959,708	$-

	For the six months ended June 30, 2014				For the six months ended June 30, 2013
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Significant payment delay
Commercial and Industrial	3	$889,154	$889,154	$239,783	-	$-	$-	$-
Owner-Occupied Commercial Real Estate	-	$-	$-	$-	1	$47,958	$47,958	$-
Direct Financing Leases	1	$89,443	$89,443	$-	-	$-	$-	$-
Residential Real Estate	-	$-	$-	-	1	$91,581	$91,581	$-
Installment and Other Consumer	-	$-	$-	-	1	$370,000	$370,000	$-
	4	$978,597	$978,597	$239,783	3	$509,539	$509,539	$-

CONCESSION - Interest rate adjusted below market
Commercial Construction, Land Development, and Other Land	-	$-	$-	$-	1	$337,500	$337,500	$-
Residential Real Estate	-	$-	$-	$-	1	$160,627	$160,627	$-
	-	$-	$-	$-	2	$498,127	$498,127	$-

CONCESSION - Extension of maturity
Commercial and Industrial	-	$-	$-	$-	3	$809,494	$809,494	$188,700
Direct Financing Leases	1	$70,144	$70,144	$24,246	-	$-	$-	$-
	1	$70,144	$70,144	$24,246	3	$809,494	$809,494	$188,700

CONCESSION - Other
Commercial and Industrial	1	$427,849	$427,849	$113,449	-	$-	$-	$-
	1	$427,849	$427,849	$113,449	-	$-	$-	$-

TOTAL	6	$1,476,590	$1,476,590	$377,478	8	$1,817,160	$1,817,160	$188,700

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Of the troubled debt restructurings reported above, four with a post-modification recorded investment totaling $168,751 were on nonaccrual as of June 30, 2014, and three with post-modification recorded investments totaling $178,007 were on nonaccrual as of June 30, 2013.

For the three and six months ended June 30, 2014 and 2013, none of the Company’s troubled debt restructurings had redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$4,007,836	$4,045,231	$7,897,051	$7,310,375

Less: Preferred stock dividends	373,869	810,838	1,081,877	1,621,675
Net income attributable to QCR Holdings, Inc. common stockholders	$3,633,967	$3,234,393	$6,815,174	$5,688,700

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.46	$0.60	$0.86	$1.10
Diluted	$0.45	$0.59	$0.85	$1.08

Weighted average common shares outstanding	7,924,624	5,393,062	7,912,830	5,160,327
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	125,890	104,213	127,449	105,482
Weighted average common and common equivalent shares outstanding	8,050,514	5,497,275	8,040,279	5,265,809

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

The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the three subsidiary banks wholly-owned by the Company: QCBT, CRBT, and RB&T. CRBT includes CNB’s operations from the date of its acquisition on May 13, 2013. Each of these secondary segments offers similar products and services, but is managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

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

Selected financial information on the Company’s business segments is presented as follows for the three and six months ended June 30, 2014 and 2013.

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	Wealth		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Management	All Other	Eliminations	Total
Three Months Ended June 30, 2014
Total revenue	$11,962,820	$8,710,753	$3,701,841	$2,155,272	$5,266,342	$(5,347,439)	$26,449,589
Net interest income	$9,080,775	$5,739,056	$2,576,734	$-	$(431,222)	$-	$16,965,343
Net income	$2,454,422	$1,781,987	$614,264	$386,913	$4,007,836	$(5,237,586)	$4,007,836
Total assets	$1,278,200,724	$826,278,230	$351,309,896	$-	$208,242,778	$(199,192,145)	$2,464,839,483
Provision for loan/lease losses	$560,879	$250,000	$191,000	$-	$-	$-	$1,001,879
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,770,677	$-	$-	$-	$-	$1,770,677

Three Months Ended June 30, 2013
Total revenue	$11,810,586	$8,140,723	$3,649,811	$1,728,074	$6,439,309	$(4,680,346)	$27,088,157
Net interest income	$8,485,092	$5,177,399	$2,434,391	$-	$(388,830)	$-	$15,708,052
Net income	$1,951,271	$1,864,374	$719,480	$232,035	$4,045,231	$(4,767,160)	$4,045,231
Total assets	$1,226,928,751	$896,869,042	$333,996,843	$-	$211,484,709	$(222,507,868)	$2,446,771,477
Provision for loan/lease losses	$1,020,123	$100,014	$400,000	$-	$-	$-	$1,520,137
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$3,440,076	$-	$-	$-	$-	$3,440,076

Six Months Ended June 30, 2014
Total revenue	$23,900,953	$17,014,378	$7,184,717	$4,304,606	$10,490,207	$(10,663,220)	$52,231,641
Net interest income	$18,001,813	$11,641,115	$5,052,416	$-	$(880,760)	$-	$33,814,584
Net income	$4,795,705	$3,716,757	$1,085,303	$846,207	$7,897,051	$(10,443,972)	$7,897,051
Total assets	$1,278,200,724	$826,278,230	$351,309,896	$-	$208,242,778	$(199,192,145)	$2,464,839,483
Provision for loan/lease losses	$1,170,041	$550,000	$376,000	$-	$-	$-	$2,096,041
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,770,677	$-	$-	$-	$-	$1,770,677

Six Months Ended June 30, 2013
Total revenue	$23,866,247	$15,069,074	$6,833,870	$3,377,085	$11,171,879	$(9,488,487)	$50,829,668
Net interest income	$16,876,630	$9,022,281	$4,739,468	$-	$(739,010)	$-	$29,899,369
Net income	$4,448,296	$3,585,185	$815,722	$445,042	$7,310,375	$(9,294,245)	$7,310,375
Total assets	$1,226,928,751	$896,869,042	$333,996,843	$-	$211,484,709	$(222,507,868)	$2,446,771,477
Provision for loan/lease losses	$1,377,905	$400,014	$800,000	$-	$-	$-	$2,577,919
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$3,440,076	$-	$-	$-	$-	$3,440,076

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

●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets measured at fair value on a recurring basis comprise the following at June 30, 2014 and December 31, 2013:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2014:
Securities available for sale:
U.S. govt. sponsored agency securities	$325,620,456	$-	$325,620,456	$-
Residential mortgage-backed and related securities	153,895,214	-	153,895,214	-
Municipal securities	33,857,471	-	33,857,471	-
Other securities	1,961,956	318,370	1,643,586	-
Derivative instruments	1,820,501	-	1,820,501	-
	$517,155,598	$318,370	$516,837,228	$-

December 31, 2013:
Securities available for sale:
U.S. govt. sponsored agency securities	$356,472,987	$-	$356,472,987	$-
Residential mortgage-backed and related securities	157,429,451	-	157,429,451	-
Municipal securities	35,958,857	-	35,958,857	-
Other securities	1,897,163	317,698	1,579,465	-
	$551,758,458	$317,698	$551,440,760	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three and six months ended June 30, 2014 and 2013.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Derivative instruments consist of interest rate caps that are used for the purpose of hedging interest rate risk. See Note 8 to the Consolidated Financial Statements for the details of these instruments. The fair values are determined by pricing models that consider observable market data for derivative instruments with similar structures (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprise the following at June 30, 2014 and December 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2014:
Impaired loans/leases	$8,281,725	$-	$-	$8,281,725
Other real estate owned	11,827,311	-	-	11,827,311
	$20,109,036	$-	$-	$20,109,036

December 31, 2013:
Impaired loans/leases	$9,009,557	$-	$-	$9,009,557
Other real estate owned	10,507,377	-	-	10,507,377
	$19,516,934	$-	$-	$19,516,934

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitave Information about Level Fair Value Measurments
	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2014:
Impaired loans/leases	$8,281,725	Appraisal of collateral	Appraisal adjustments	-10.00% to -50.00%
Other real estate owned	11,827,311	Appraisal of collateral	Appraisal adjustments	0.00% to -35.00%

	Quantitave Information about Level Fair Value Measurments
	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2013:
Impaired loans/leases	$9,009,557	Appraisal of collateral	Appraisal adjustments	-10.00% to -50.00%
Other real estate owned	10,507,377	Appraisal of collateral	Appraisal adjustments	0.00% to -35.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For the impaired loans/leases and other real estate owned, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the three and six months ended June 30, 2014 and 2013.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of June 30, 2014		As of December 31, 2013
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Cash and due from banks	Level 1	$56,292,577	$56,292,577	$41,950,790	$41,950,790
Federal funds sold	Level 2	20,490,000	20,490,000	39,435,000	39,435,000
Interest-bearing deposits at financial institutions	Level 2	36,786,049	36,786,049	33,044,917	33,044,917
Investment securities:
Held to maturity	Level 3	166,787,372	165,670,327	145,451,895	138,640,105
Available for sale	See Previous Table	517,155,598	517,155,598	551,758,458	551,758,458
Loans/leases receivable, net	Level 3	7,668,264	8,281,725	8,342,182	9,009,557
Loans/leases receivable, net	Level 2	1,518,632,461	1,521,236,736	1,430,489,328	1,441,952,443
Derivative Instruments	Level 2	1,820,501	1,820,501	-	-
Deposits:
Nonmaturity deposits	Level 2	1,291,304,395	1,291,304,395	1,256,209,352	1,256,209,352
Time deposits	Level 2	386,063,880	387,275,000	390,781,891	391,923,000
Short-term borrowings	Level 2	204,321,854	204,321,854	149,292,967	149,292,967
Federal Home Loan Bank advances	Level 2	222,900,000	235,770,000	231,350,000	241,623,000
Other borrowings	Level 2	151,452,927	162,038,000	142,448,362	152,761,000
Junior subordinated debentures	Level 2	40,356,154	28,332,467	40,289,830	28,094,228

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

NOTE 7 – FULL REDEMPTION OF SERIES F PREFERRED STOCK

On June 30, 2014, the Company redeemed the remaining 14,867 shares of its Series F Non-Cumulative Perpetual Preferred Stock (the “Series F Preferred Stock”) from the United States Department of the Treasury (“Treasury”) for an aggregate redemption amount of $14,823,922, plus unpaid dividends to the date of redemption of $373,869.

Previously, on September 15, 2011, the Company issued 40,090 shares of Series F Preferred Stock to the Treasury for an aggregate purchase price of $40,090,000. The sale of Series F Preferred Stock was the result of an investment by Treasury under the Small Business Lending Fund. On June 29, 2012, the Company redeemed 10,223 shares of Series F Preferred Stock and on March 31, 2014, the Company redeemed an additional 15,000 shares.

With the final redemption on June 30, 2014, the Company no longer has any outstanding preferred stock and all preferred stock dividend payment commitments have been eliminated.

NOTE 8 – DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates.

Derivative instruments represent contracts between parties that result in one party delivering cash to the other party based on a notional amount and an underlying index (such as a rate, security price or price index) as specified in the contract. The amount of cash delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying index.

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market (although this type of derivative is negligible); and (2) interest rate caps to manage the interest rate risk of certain fixed and variable rate assets and variable rate liabilities. This footnote will address the latter.

During the second quarter of 2014, the Company executed and designated two interest rate cap derivatives as cash flow hedges of short-term FHLB advances. The short-term FHLB advances rates will fluctuate with rate movements; therefore the Bank determined it was necessary to hedge against this increase in interest expense in a rising rate environment. The caps purchased will essentially set a ceiling on the rate paid on the FHLB advances, minimizing the risk associated with rate increases.

Below is a summary of the interest rate cap derivatives held by the Company as of June 30, 2014. An initial premium of $2.1 million was paid for the two caps. The fair value of these assets will fluctuate with market value changes, as well as amortization of the initial premium to interest expense.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Effective Date	Maturity Date	Balance Sheet Location	Notional Amount	Accounting Treatment	Fair Value
June 5, 2014	June 5, 2019	Other Assets	$15,000,000	Cash Flow Hedging	$707,710
June 5, 2014	June 5, 2021	Other Assets	15,000,000	Cash Flow Hedging	1,112,791
			$30,000,000		$1,820,501

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of accumulated other comprehensive income. The following is a summary of how accumulated other comprehensive income was impacted during the reporting periods:

Three and Six Months Ended June 30, 2014
Unrealized loss at beginning of period	$-
Amount reclassified from accumulated other comprehensive income to interest expense on FHLB Advances	-
Amount of loss recognized in other comprehensive income	(251,149)
Unrealized loss at end of period	$(251,149)

Changes in the fair value related to the ineffective portion of cash flow hedges are reported in non-interest income during the period of the change. No portion of the change in fair value, both for the current period and year-to-date, was due to ineffectiveness.

Derivative financial instruments are valued by the transaction counterparty on a monthly basis and corroborated by a third party annually. The company uses the hypothetical derivative method to assess and measure effectiveness in accordance with ASC 815, Derivatives and Hedging.

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

●

CRBT commenced operations in 2001 and provides full-service commercial and consumer banking, and trust and asset management services to Cedar Rapids, Iowa and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids. On October 26, 2013, CNB, which was acquired by the Company on May 13, 2013, merged with and into CRBT. CNB’s merged branch offices operate as a division of CRBT under the name “Community Bank & Trust,” and serve Cedar Falls and Waterloo, Iowa and adjacent communities through its three offices (two in Waterloo and one in Cedar Falls).

●

RB&T commenced operations in January 2005 and provides full-service commercial and consumer banking, and trust and asset management services, to Rockford, Illinois and adjacent communities through its main office located on Guilford Road at Alpine Road in Rockford and its branch facility in downtown Rockford.

OVERVIEW

The Company recognized net income of $4.0 million for the quarter ended June 30, 2014. After preferred stock dividends of $374 thousand, the Company reported net income attributable to common stockholders of $3.6 million, or diluted earnings per common share of $0.45. By comparison, for the second quarter of 2013, the Company recognized net income of $4.0 million, which included net pre-tax revenue from the acquisition of CNB totaling $1.4 million, consisting of a $1.8 million bargain purchase gain partially offset by $432 thousand of acquisition costs. After preferred stock dividends of $811 thousand, the Company reported net income attributable to common stockholders of $3.2 million, or diluted earnings per common share of $0.59.

Although pre-tax core earnings (excluding the aforementioned net revenue from the acquisition of CNB in 2013) increased approximately 27% in the second quarter of 2014 compared to the second quarter of 2013, diluted earnings per common share decreased by $0.14, or 24%, due to the issuance of new common stock related to the CNB acquisition in the second quarter of 2013 (834,715 shares issued), as well as the conversion of Series E Preferred Stock to common stock that was executed in the fourth quarter of 2013 (2,057,502 shares issued). These two events increased weighted average common shares outstanding approximately 47%, resulting in the lower diluted earnings per share in the second quarter of 2014.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Following is a table that represents the various net income measurements for the Company.

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net income	$4,007,836	$4,045,231	$7,897,051	$7,310,375
Less: Preferred stock dividends	373,869	810,838	1,081,877	1,621,675
Net income attributable to QCR Holdings, Inc. common stockholders	$3,633,967	$3,234,393	$6,815,174	$5,688,700

Diluted earnings per common share	$0.45	$0.59	$0.85	$1.08

Weighted average common and common equivalent outstanding	8,050,514	5,497,275	8,040,279	5,265,809

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended			For the six months ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net interest income	$16,965,343	$16,849,241	$15,708,052	$33,814,584	$29,899,369
Provision for loan/lease losses	(1,001,879)	(1,094,162)	(1,520,137)	(2,096,041)	(2,577,919)
Noninterest income	5,344,213	4,746,841	6,948,756	10,091,054	12,152,785
Noninterest expense	(16,106,529)	(16,140,420)	(15,234,349)	(32,246,949)	(29,192,849)
Federal and state income tax	(1,193,312)	(472,285)	(1,857,091)	(1,665,597)	(2,971,011)
Net income	$4,007,836	$3,889,215	$4,045,231	$7,897,051	$7,310,375

In comparing quarter-over-quarter, following are some noteworthy changes in the Company’s financial results:

●	Provision for loan/lease losses decreased 8% compared to the first quarter of 2014.
●

Noninterest income increased 13% compared to the first quarter of 2014. Gains on the sale of government guaranteed portions of loans accounted for a large portion of this increase. The first quarter of 2014 was historically low in this category, whereas the second quarter of 2014 showed improvement.

●	Noninterest expense stayed relatively flat, decreasing less than 1%.
●

Federal and state income tax expense more than doubled as the growth in taxable income outpaced the growth in nontaxable income in the second quarter of 2014. Additionally, the Company recognized a one-time tax benefit in the first quarter of 2014 related to the finalization of tax issues in connection with the Community National acquisition following the filing of the acquired entity’s final tax returns.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NET INTEREST INCOME

Net interest income, on a tax equivalent basis, increased $1.6 million, or 10%, to $17.9 million for the quarter ended June 30, 2014, from $16.3 million for the same period of 2013. The increase in net interest income was primarily driven by the acquisition of CNB in May 2013. The Company has also improved net interest income as the result of:

●	Organic loan/lease growth,
●	Further diversification of the Company’s securities portfolio with increased investment in tax-exempt municipal securities,
●	Continued reductions in the cost of deposits, and
●	Continued growth in noninterest bearing deposits.

A comparison of yields, spread and margin from the second quarter of 2013 to the second quarter of 2014 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 6 basis points.
●	The average cost of interest-bearing liabilities decreased 9 basis points.
●	The net interest spread increased 15 basis points from 2.72% to 2.87%.
●	The net interest margin improved 15 basis points from 2.99% to 3.14%.

Net interest income, on a tax equivalent basis, increased $4.5 million, or 14%, to $35.6 million for the first half of 2014, from $31.1 million for the first half of 2013. The increase in net interest income was primarily driven by the acquisition of CNB in May 2013, as well as by the additional items listed above.

A comparison of yields, spread and margin from the first half of 2013 to the first half of 2014 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets was flat at 3.85%.
●	The average cost of interest-bearing liabilities decreased 13 basis points.
●	The net interest spread increased 13 basis points from 2.71% to 2.84%.
●	The net interest margin improved 12 basis points from 3.00% to 3.12%.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended June 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$12,323	$4	0.13%	$8,410	$3	0.14%
Interest-bearing deposits at financial institutions	43,445	71	0.66%	35,158	62	0.71%
Investment securities (1)	702,579	4,765	2.72%	714,808	4,040	2.27%
Restricted investment securities	16,604	139	3.36%	16,531	131	3.18%
Gross loans/leases receivable (1) (2) (3)	1,518,902	17,093	4.51%	1,418,389	16,530	4.67%

Total interest earning assets	$2,293,853	$22,072	3.86%	$2,193,296	$20,766	3.80%

Noninterest-earning assets:
Cash and due from banks	$44,406			$41,791
Premises and equipment	36,524			35,698
Less allowance for estimated losses on loans/leases	(22,876)			(22,192)
Other	73,758			74,743

Total assets	$2,425,665			$2,323,336

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$721,687	$453	0.25%	$632,932	$398	0.25%
Time deposits	379,064	649	0.69%	416,085	779	0.75%
Short-term borrowings	162,314	61	0.15%	195,202	103	0.21%
Federal Home Loan Bank advances	227,226	1,496	2.64%	216,725	1,727	3.20%
Junior subordinated debentures	40,339	307	3.05%	41,398	261	2.53%
Other borrowings	144,105	1,174	3.27%	140,091	1,163	3.33%

Total interest-bearing liabilities	$1,674,735	$4,140	0.99%	$1,642,433	$4,431	1.08%

Noninterest-bearing demand deposits	$576,774			$502,078
Other noninterest-bearing liabilities	31,626			32,154
Total liabilities	$2,283,135			$2,176,665

Stockholders' equity	142,530			146,671

Total liabilities and stockholders' equity	$2,425,665			$2,323,336

Net interest income		$17,932			$16,335

Net interest spread			2.87%			2.72%

Net interest margin			3.14%			2.99%

Ratio of average interest-earning assets to average interest-bearing liabilities	136.97%			133.54%

(1) Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate.

(2) Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3) Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Analysis of Changes of Interest Income/Interest Expense

For the three months ended June 30, 2014

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2014 vs. 2013
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$1	$(2)	$3
Interest-bearing deposits at financial institutions	9	(25)	34
Investment securities (2)	725	1,178	(453)
Restricted investment securities	8	8	0
Gross loans/leases receivable (3) (4)	563	(2,885)	3,448

Total change in interest income	$1,306	$(1,726)	$3,032

INTEREST EXPENSE
Interest-bearing deposits	$55	$(5)	$60
Time deposits	(130)	(64)	(66)
Short-term borrowings	(42)	(26)	(16)
Federal Home Loan Bank advances	(231)	(706)	475
Junior subordinated debentures	46	89	(43)
Other borrowings	11	(101)	112

Total change in interest expense	$(291)	$(813)	$522

Total change in net interest income	$1,597	$(913)	$2,510

(1)

The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	For the six months ended June 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$11,659	$7	0.12%	$5,379	$4	0.15%
Interest-bearing deposits at financial institutions	65,911	162	0.50%	36,496	122	0.67%
Investment securities (1)	712,400	9,419	2.67%	681,723	7,697	2.28%
Restricted investment securities	16,927	269	3.20%	15,973	256	3.23%
Gross loans/leases receivable (1) (2) (3)	1,491,982	34,060	4.60%	1,348,715	31,782	4.75%

Total interest earning assets	$2,298,877	$43,917	3.85%	$2,088,286	$39,861	3.85%

Noninterest-earning assets:
Cash and due from banks	$44,118			$40,849
Premises and equipment	36,628			33,450
Less allowance for estimated losses on loans/leases	(22,385)			(21,208)
Other	72,674			75,297

Total assets	$2,429,912			$2,216,674

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$718,371	$899	0.25%	$597,918	$807	0.27%
Time deposits	380,893	1,304	0.69%	374,890	1,487	0.80%
Short-term borrowings	156,152	113	0.15%	185,454	167	0.18%
Federal Home Loan Bank advances	230,927	3,052	2.67%	209,672	3,459	3.33%
Junior subordinated debentures	40,323	612	3.06%	38,742	503	2.61%
Other borrowings	143,211	2,346	3.30%	139,151	2,354	3.41%

Total interest-bearing liabilities	$1,669,875	$8,326	1.01%	$1,545,827	$8,777	1.14%

Noninterest-bearing demand deposits	$581,108			$494,671
Other noninterest-bearing liabilities	32,633			32,249
Total liabilities	$2,283,615			$2,072,747

Stockholders' equity	146,297			143,927

Total liabilities and stockholders' equity	$2,429,912			$2,216,674

Net interest income		$35,591			$31,084

Net interest spread			2.84%			2.71%

Net interest margin			3.12%			3.00%

Ratio of average interest-earning assets to average interest-bearing liabilities	137.67%			135.09%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Analysis of Changes of Interest Income/Interest Expense

For the six months ended June 30, 2014

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2014 vs. 2013
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$3	$(3)	$6
Interest-bearing deposits at financial institutions	40	(88)	128
Investment securities (2)	1,722	1,364	358
Restricted investment securities	13	(6)	19
Gross loans/leases receivable (3) (4)	2,278	(2,576)	4,854

Total change in interest income	$4,056	$(1,309)	$5,365

INTEREST EXPENSE
Interest-bearing deposits	$92	$(149)	$241
Time deposits	(183)	(250)	67
Short-term borrowings	(54)	(30)	(24)
Federal Home Loan Bank advances	(408)	(1,207)	799
Junior subordinated debentures	110	89	21
Other borrowings	(8)	(148)	140

Total change in interest expense	$(451)	$(1,695)	$1,244

Total change in net interest income	$4,507	$386	$4,121

(1)

The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases (“allowance”). The Company’s allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses (“provision”) in the statement of income to change the allowance if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance. Although management believes the level of the allowance as of June 30, 2014 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income grew $966 thousand, or 5%, comparing the second quarter of 2014 to the same period of 2013. For the first half of 2014, interest income grew $3.5 million, or 9%, compared to the first half of 2013. The majority of this growth was the result of the acquisition of CNB and the addition of its earning assets. Secondarily, the Company’s three legacy charters had success growing loans and leases over the last twelve months. Overall, the Company’s earning assets increased a total of $100.6 million, comparing June 30, 2014 to June 30, 2013. The securities portfolio yield continued to increase (from 2.27% for the second quarter of 2013 to 2.72% for the second quarter of 2014 and from 2.28% for the first half of 2013 to 2.67% for the first half of 2014) as the Company continues to focus on diversifying its securities portfolio, including increasing its portfolio of agency-sponsored mortgage-backed securities as well as municipal securities, in an effort to increase interest income. Of the latter, all are located in the Midwest with strong underwriting conducted before investment.

The Company intends to continue to grow quality loans and leases as well as to diversify the securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the second quarter of 2014 decreased $291 thousand, or 7%, from the second quarter of 2013. For the first half of 2014, interest expense decreased $451 thousand, or 5%, compared to the first half of 2013. Considering the growth of interest-bearing liabilities (average balances grew $124.0 million, or 8%, from the first half of 2013 to the same period of 2014) from the acquisition of CNB as well as organic growth at the Company’s legacy charters, the Company has been successful in maintaining pricing discipline on deposits and decreasing the cost of borrowings, which has more than offset the growth impact and contributed to the net decline in interest expense. Management has placed a strong focus on reducing the reliance on long-term wholesale funding as it tends to be higher cost than deposits. In recent years, the majority of maturing wholesale funds have been replaced by core deposits, or, to a lesser extent, have been replaced by new wholesale funds at significantly reduced cost. Continuing this trend will strengthen the Company’s franchise value, reduce funding costs, and increase fee income opportunities through deposit service charges.

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

The provision totaled $1.0 million for the second quarter of 2014, which was down $92 thousand from the prior quarter, and down $518 thousand from the second quarter of 2013. The provision totaled $2.1 million for the first half of 2014, compared to $2.6 million for the first half of 2013. The Company had net charge-offs of $588 thousand for the second quarter of 2014 which, when coupled with the provision of $1.0 million, increased the Company’s allowance to $23.1 million at June 30, 2014. As of June 30, 2014, the Company’s allowance to total loans/leases was 1.49%, which was down from 1.52% at March 31, 2014, and up from 1.38% at June 30, 2013.

A more detailed discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change

Trust department fees	$1,444,414	$1,197,181	$247,233	20.7%
Investment advisory and management fees	710,858	695,094	15,764	2.3
Deposit service fees	1,091,923	1,054,223	37,700	3.6
Gains on sales of residential real estate loans	132,971	246,621	(113,650)	(46.1)
Gains on sales of government guaranteed portions of loans	508,168	765,738	(257,570)	(33.6)
Earnings on bank-owned life insurance	388,672	423,883	(35,211)	(8.3)
Subtotal	$4,277,006	$4,382,740	$(105,734)	(2.4)
Losses on other real estate owned, net	(126,657)	(83,339)	(43,318)	52.0
Securities gains	571	16,460	(15,889)	(96.5)
Bargain purchase gain on Community National acquisition	-	1,841,385	(1,841,385)	(100.0)
Other	1,193,293	791,510	401,783	50.8
Total noninterest income	$5,344,213	$6,948,756	$(1,604,543)	(23.1)%

	Six Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change

Trust department fees	$2,944,756	$2,236,851	$707,905	31.6%
Investment advisory and management fees	1,359,850	1,304,435	55,415	4.2
Deposit service fees	2,137,808	1,962,046	175,762	9.0
Gains on sales of residential real estate loans	196,458	537,772	(341,314)	(63.5)
Gains on sales of government guaranteed portions of loans	702,187	1,610,962	(908,775)	(56.4)
Earnings on bank-owned life insurance	842,836	862,570	(19,734)	(2.3)
Subtotal	$8,183,895	$8,514,636	$(330,741)	(3.9)
Losses on other real estate owned, net	(144,705)	(529,969)	385,264	(72.7)
Securities gains	21,196	16,460	4,736	28.8
Bargain purchase gain on Community National acquisition	-	1,841,385	(1,841,385)	(100.0)
Other	2,030,668	2,310,273	(279,605)	(12.1)
Total noninterest income	$10,091,054	$12,152,785	$(2,061,731)	(17.0)%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Trust department fees continue to be a significant contributor to noninterest income. Trust department fees grew 21% from the second quarter of 2013 to the second quarter of 2014, and grew 32% from the first half of 2013 to the first half of 2014. Part of the increase stems from the addition of CNB’s trust department, which recognized $253 thousand of trust department fees for the second quarter of 2014 and $521 thousand of trust department fees for the first half of 2014. The majority of the trust department fees are determined based on the value of the investments within the managed trusts. As markets have strengthened with the national economy’s continued recovery from recession, the Company’s fee income has experienced similar growth. Additionally, the Company has been successful in organically expanding its customer base at its legacy charters, which has helped drive the recent increases in fee income.

In recent years, the Company has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as the leverage of and collaboration among existing resources (including the aforementioned trust department). Fee income for investment advisory and management services grew 2% comparing the second quarter of 2014 to the same period of 2013, and grew 4% comparing the first half of 2014 to the first half of 2013. Similar to trust department fees, these fees are largely determined based on the value of the investments managed. Continued expansion of the customer base in the Company’s legacy markets has helped drive the recent increases in fee income. CNB did not provide investment advisory and management services; however, the Company is in the process of leveraging its existing infrastructure to efficiently offer these services in the communities previously served by CNB.

As management focuses on growing fee income, expanding market share in trust and investment advisory services across all of the Company’s markets will continue to be a primary strategic focus.

Deposit service fees expanded 4% comparing the second quarter of 2014 to the same period in 2013, and expanded 9% comparing the first half of 2014 to the same period in 2013. Most of this growth is attributable to the acquisition of CNB and its deposit portfolio. Additionally, the Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans fell 46% comparing the second quarter of 2014 to the second quarter of 2013, and fell 64% when comparing the first half of 2014 to the same period in 2013. With the sustained historically low interest rate environment, refinancing activity has slowed as many of the Company’s existing and prospective customers have already executed a refinancing.

Since the first quarter of 2012, the Company’s average quarterly gains on sales of government guaranteed portions of loans has been $392 thousand. The Company’s gains for the second quarter of 2014 totaled $508 thousand, which was 30% greater than the quarterly average since 2012. Sales activity for government guaranteed portions of loans tends to fluctuate depending on the demand for small business loans that fit the criteria for the government guarantee. Further, some of the transactions can be large and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can be large. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing. Despite the fluctuation, this remains a core strategy for the Company and the pipelines are active.

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

In accordance with acquisition accounting rules, the Company recognized a bargain purchase gain of $1.8 million in recording the acquisition of Community National during the second quarter of 2013.

The following table sets forth the various categories of other noninterest income for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change

Debit card fees	$280,800	$257,200	$23,600	9.2%
Correspondent banking fees	218,502	163,494	55,008	33.6
Participation service fees on commercial loan participations	208,007	182,144	25,863	14.2
Income earned on other real estate owned	196,858	3,300	193,558	5,865.4
Credit card issuing fees, net of processing costs	91,045	85,017	6,028	7.1
Gain on the disposal of leased assets	70,815	1,447	69,368	4,793.9
Miscellaneous	127,266	98,908	28,358	28.7
Other noninterest income	$1,193,293	$791,510	$401,783	50.8%

	Six Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change

Debit card fees	$511,405	$487,100	$24,305	5.0%
Correspondent banking fees	450,647	321,605	129,042	40.1
Participation service fees on commercial loan participations	414,201	349,470	64,731	18.5
Income earned on other real estate owned	231,044	3,300	227,744	6,901.3
Credit card issuing fees, net of processing costs	182,383	134,971	47,412	35.1
Gain on the disposal of leased assets	19,223	42,257	(23,034)	(54.5)
Fees on interest rate swaps on commercial loans	62,000	6,720	55,280	822.6
Gain on sale of credit card loan portfolio	-	495,405	(495,405)	(100.0)
Gain on sale of credit card issuing operations	-	355,268	(355,268)	(100.0)
Miscellaneous	159,765	114,177	45,588	39.9
Other noninterest income	$2,030,668	$2,310,273	$(279,605)	(12.1)%

Debit card fees are the interchange fees paid on certain debit card customer transactions. The debit card fees increased 9% comparing the second quarter of 2014 to the second quarter of 2013, and increased 5% comparing the first half of 2014 to the first half of 2013. As an opportunity to maximize fees, the Company’s legacy charters offer a deposit product with a modest increased interest rate that incentivizes debit card activity. Offering a similar product in the Company’s newest markets, Waterloo and Cedar Falls, Iowa, is currently under strategic review.

Correspondent banking fees increased 34% comparing the second quarter of 2014 to the second quarter of 2013, and increased 40% comparing the first half of 2014 to the first half of 2013. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund additional loan growth as well as a steady source of fee income.

Part 1

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Participation service fees on commercial loan participations represent fees paid annually to the Company by the participant(s) to cover servicing expenses incurred by the Company. The fee is generally 25 basis points of the participated loan amount. Additionally, the Company receives a mandated 1% servicing fee on the sold portion of government guaranteed loans. Participation service fees grew 14% comparing the second quarter of 2014 to the second quarter of 2013, and grew 19% comparing the first half of 2014 to the first half 2013. A portion of this growth is the result of the acquisition of CNB’s participated loan portfolio as well as organic growth of commercial loan participations across the Company’s legacy charters.

Income earned on other real estate owned is comprised mostly of rental income on properties that the Company has repossessed. In accordance with accounting rules, all revenues recognized and expenses incurred from these types of properties must be accounted for on a gross basis; therefore, the increased revenue helps to offset holding expenses related to maintaining the properties until they are sold.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and six months ended June, 2014 and 2013.

	Three Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change

Salaries and employee benefits	$9,922,191	$9,186,233	$735,958	8.0%
Occupancy and equipment expense	1,838,971	1,586,841	252,130	15.9
Professional and data processing fees	1,403,915	1,438,753	(34,838)	(2.4)
FDIC and other insurance	695,365	627,390	67,975	10.8
Loan/lease expense	377,492	251,868	125,624	49.9
Advertising and marketing	501,548	412,041	89,507	21.7
Postage and telephone	258,121	257,611	510	0.2
Stationery and supplies	145,635	150,718	(5,083)	(3.4)
Bank service charges	324,397	284,345	40,052	14.1
Subtotal	$15,467,635	$14,195,800	$1,271,835	9.0
Acquisition and data conversion costs	-	432,326	(432,326)	(100.0)
Other	638,894	606,223	32,671	5.4
Total noninterest expense	$16,106,529	$15,234,349	$872,180	5.7%

	Six Months Ended
	June 30, 2014	June 30, 2013	$ Change	% Change

Salaries and employee benefits	$19,940,109	$17,928,916	$2,011,193	11.2%
Occupancy and equipment expense	3,733,259	3,015,711	717,548	23.8
Professional and data processing fees	2,988,321	2,578,814	409,507	15.9
FDIC and other insurance	1,410,115	1,183,301	226,814	19.2
Loan/lease expense	723,128	496,959	226,169	45.5
Advertising and marketing	839,135	676,609	162,526	24.0
Postage and telephone	548,796	476,302	72,494	15.2
Stationery and supplies	297,386	261,388	35,998	13.8
Bank service charges	622,429	559,840	62,589	11.2
Subtotal	$31,102,678	$27,177,840	$3,924,838	14.4
Acquisition and data conversion costs	-	788,904	(788,904)	(100.0)
Other	1,144,271	1,226,105	(81,834)	(6.7)
Total noninterest expense	$32,246,949	$29,192,849	$3,054,100	10.5%

Management places a strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency. The addition of CNB’s cost structure impacted the Company’s noninterest expenses. Management executed on its integration plan for CNB over the second half of 2013 to help increase efficiency and realize cost savings.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the second quarter of 2013 to the second quarter of 2014 by 8%. This increase was largely the result of:

●	The addition of CNB’s cost structure.
●	Customary annual salary and benefits increases for the majority of the Company’s employee base in 2014.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

●	Continued increases in health insurance-related employee benefits for the majority of the Company’s employee base.
●	Higher accrued incentive compensation based on improved financial performance for the first six months of 2014.

Occupancy and equipment expense increased for the year to date with the addition of CNB’s branch network. Additionally, throughout 2013, the Company purchased additional technology for enhanced customer service and for improved fraud detection and prevention systems.

Professional and data processing fees increased from the prior year due to the addition of CNB’s cost structure. In addition, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing these one-time costs and driving those recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

FDIC and other insurance expense has generally fallen over the past several years since the FDIC modified its assessment calculation to more closely align with bank performance and risk. The increase from the prior year was primarily attributable to the addition of CNB’s assets, as well as growth at the three legacy charters.

Loan/lease expense increased 50% comparing the second quarter of 2014 to the same quarter of 2013, and increased 46% comparing the first half of 2014 to the same period of 2013. Some of the increase was the result of the addition of CNB’s cost structure. In addition, the Company incurred elevated levels of expense at the legacy banks for certain existing nonperforming loans as workouts progressed. Generally, loan/lease expense has a direct relationship with the level of nonperforming loans/leases; however, it may deviate depending upon the individual nonperforming loans/leases. Management expects these historically elevated levels of expense to continue to decline in line with the declining trend in nonperforming loans/leases. Additionally, a portion of these expenses are offset by the increase in income earned on other real estate owned, as the income and expense related to repossessed properties must be recognized on a gross basis.

The Company incurred additional expenses for advertising and marketing compared to the prior year. Most of the increase was the addition of CNB’s advertising and marketing costs, including the cost of rebranding CNB to Community Bank & Trust.

Bank service charges, which include costs incurred to provide services to QCBT’s correspondent banking customer portfolio, have increased over the past several quarters. The increase is due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio over recent years. Moreover, the addition of CNB’s items processing has added additional expense in this category.

With the acquisition of CNB on May 13, 2013, the Company incurred acquisition costs totaling $432 thousand for the second quarter of 2013 and $789 thousand for the first half of 2013 as the Company incurred professional fees (legal, investment banking, and accounting) in preparation for the closing of the acquisition. In accordance with generally accepted accounting principles, the Company expensed these costs as incurred.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

INCOME TAXES

The provision for income taxes totaled $1.2 million, or an effective tax rate of 23%, for the second quarter of 2014 compared to $1.9 million, or an effective tax rate of 31%, for the same quarter of 2013. For the first half of 2014, the provision for income taxes totaled $1.7 million, or an effective tax rate of 17% compared to $3.0 million, or an effective tax rate of 29% for the same period of 2013. The decline in effective tax rate was partly the result of continued growth in nontaxable income from increased investments in tax-exempt municipal securities, as the Company grew its portfolio of tax-exempt municipal securities by 41% from June 30, 2013 to June 30, 2014. The growth in nontaxable income outpaced the growth in taxable income which helped to reduce the effective tax rate. Additionally, the Company recognized a one-time tax benefit in the first quarter of 2014 of $381 thousand as a result of the finalization of the tax issues related to the Community National acquisition following the filing of the acquired entity’s final tax returns.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	June 30, 2014		March 31, 2014		December 31, 2013		June 30, 2013
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$113,569	5%	$111,403	5%	$114,431	5%	$95,557	4%
Securities	682,122	28%	707,107	29%	697,210	29%	703,467	29%
Net loans/leases	1,526,301	62%	1,469,926	61%	1,438,832	60%	1,509,570	62%
Other assets	142,847	5%	137,883	5%	144,480	6%	138,177	5%
Total assets	$2,464,839	100%	$2,426,319	100%	$2,394,953	100%	$2,446,771	100%

Total deposits	$1,677,368	69%	$1,671,893	69%	$1,646,991	68%	$1,716,780	70%
Total borrowings	619,031	25%	583,843	24%	563,381	24%	549,990	22%
Other liabilities	33,797	1%	29,226	1%	37,004	2%	34,555	1%
Total stockholders' equity	134,643	5%	141,357	6%	147,577	6%	145,446	6%
Total liabilities and stockholders' equity	$2,464,839	100%	$2,426,319	100%	$2,394,953	100%	$2,446,771	100%

During the second quarter of 2014, the Company’s total assets grew $38.5 million, or 2%, to a total of $2.46 billion. Net loans/leases grew $56.4 million, or 4%, while securities decreased $25.0 million, or 4%. A large portion of the loan growth was funded through the sale of securities. The remaining growth was funded with short-term borrowings.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

INVESTMENT SECURITIES. The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on the Company’s asset-liability position and maximizing return. With the strong growth in deposits more than offsetting the pace of loan growth over the past several years, the Company has grown and diversified its securities portfolio, including increasing the portfolio of agency-sponsored mortgage-backed securities as well as more than tripling the portfolio of tax-exempt municipal securities. Of the latter, the large majority are located in the Midwest with some in or near the Company’s existing markets and require a thorough underwriting process before investment. As the portfolio has grown over recent years, management has elevated its focus on maximizing return while minimizing credit and interest rate risk. Additionally, management will continue to diversify the portfolio with further growth strictly dictated by the pace of growth in deposits and loans. Ideally, management expects to fund future loan growth partially with cashflow from the securities portfolio (calls and maturities of government sponsored agencies, paydowns on residential mortgage-backed securities, and/or targeted sales of securities that meet certain criteria as defined by management).

Following is a breakdown of the Company’s securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	June 30, 2014		December 31, 2013		June 30, 2013
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$325,620	48%	$356,473	51%	$380,916	54%
Municipal securities	199,595	29%	180,361	26%	141,381	21%
Residential mortgage-backed and related securities	153,895	23%	157,429	23%	178,546	25%
Other securities	3,012	0%	2,947	0%	2,624	0%
	$682,122	100%	$697,210	100%	$703,467	100%

As a % of Total Assets	27.67%		29.11%		28.75%
Net Unrealized Gains/(Losses) as a % of Amortized Cost	-1.03%		-4.02%		-2.88%
Duration (in years)	4.4		4.7		4.1

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The duration of the securities portfolio has lengthened over the recent years for two reasons:

●

A portion of the government-sponsored agency securities contain call options at the discretion of the issuer whereby the issuer can call the security at par at certain times which vary by individual security. With the sharp increase in longer-term rates in 2013, the duration of these callable agency securities lengthened as the likelihood of a call became less likely.

●

The increased investment in tax-exempt municipal securities which tend to be longer term (average maturity is approximately 7 years). Management understands that this extended the duration of its securities portfolio and continually evaluates the combined benefit of increased interest income and reduced effective income tax rate and the impact on interest rate risk.

The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities. Additionally, the Company has not invested in the types of securities subject to the Volcker Rule (a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the “Dodd-Frank Act”).

See Note 2 to the Consolidated Financial Statements for additional information regarding the Company’s investment securities.

LOANS/LEASES. Total loans/leases grew 4% during the second quarter of 2014, and 6% over the first half of 2014. Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more commercial and industrial loans, owner-occupied commercial real estate loans, and leases and fewer non owner-occupied commercial real estate and construction loans. The addition of CNB’s portfolio helped maintain this shift in mix as CNB’s portfolio mix was similar to the Company’s three legacy banks. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	June 30, 2014		December 31, 2013		June 30, 2013
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial and industrial loans	$480,494	31%	$431,688	30%	$470,416	31%
Commercial real estate loans	683,376	44%	671,753	46%	724,006	47%
Direct financing leases	155,004	10%	128,902	9%	114,755	8%
Residential real estate loans	153,200	10%	147,356	10%	143,093	9%
Installment and other consumer loans	71,443	5%	76,034	5%	74,569	5%
Total loans/leases	$1,543,517	100%	$1,455,733	100%	$1,526,839	100%
Plus deferred loan/lease origination costs, net of fees	5,851		4,547		3,887
Less allowance for estimated losses on loans/leases	(23,067)		(21,448)		(21,156)
Net loans/leases	$1,526,301		$1,438,832		$1,509,570

As commercial real estate loans are the largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio. Management tracks the level of owner-occupied commercial real estate loans versus non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of June 30, 2014 and December 31, 2013, approximately 36% and 39%, respectively, of the commercial real estate loan portfolio was owner-occupied.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Following is a listing of significant industries within the Company’s commercial real estate loan portfolio as of June 30, 2014 and December 31, 2013:

	As of June 30,		As of December 31,
	2014		2013
	Amount	%	Amount	%
	(dollars in thousands)
Lessors of Nonresidential Buildings	$235,187	34%	$229,284	34%
Lessors of Residential Buildings	65,237	10%	64,659	10%
Land Subdivision	28,234	4%	29,117	4%
Nursing Care Facilities	22,626	3%	19,212	3%
Hotels	20,207	3%	20,975	3%
Lessors of Other Real Estate Property	16,642	3%	15,509	2%
New Car Dealers	16,010	2%	16,597	2%
Other *	279,233	41%	276,400	42%

Total Commercial Real Estate Loans	$683,376	100%	$671,753	100%

* “Other” consists of all other industries. None of these had concentrations greater than $16.0 million, or 2.3% of total commercial real estate loans.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES. Changes in the allowance for the three and six months ended June 30, 2014 and 2013 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(dollars in thousands)		(dollars in thousands)
Balance, beginning	$22,653	$20,769	$21,448	$19,925
Provisions charged to expense	1,002	1,520	2,096	2,578
Loans/leases charged off	(676)	(1,333)	(755)	(1,636)
Recoveries on loans/leases previously charged off	88	200	278	289
Balance, ending	$23,067	$21,156	$23,067	$21,156

The allowance was $23.1 million at June 30, 2014 compared to $21.4 million at December 31, 2013 and $21.2 million at June 30, 2013. Net charge-offs of loans/leases for the second quarter and first half of 2014 was a modest 3 basis points of average loans/leases which compares favorably to 8 basis points of average loans/leases for the second quarter of 2013, and 10 basis points of average loans/leases for the first half of 2013. The allowance was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated worse than “fair quality” and carrying aggregate exposure in excess of $100 thousand. The adequacy of the allowance is monitored by the loan review staff and reported to management and the board of directors.

The Company’s levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	June 30, 2014	December 31, 2013	June 30, 2013
	(dollars in thousands)
Special Mention (Rating 6)	$34,306	$24,572	$28,728
Substandard (Rating 7)	53,409	43,508	57,895
Doubtful (Rating 8)	-	-	-
	$87,715	$68,080	$86,623

Criticized Loans **	$87,715	$68,080	$86,623
Classified Loans ***	$53,409	$43,508	$57,895

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company experienced some increase in criticized and classified loans during the first half of 2014, as compared to December 31, 2013, but this did not translate to an increase in nonperforming loans. Nonperforming loans/leases actually decreased $545 thousand, or 3%, during the same period. The ratio of the Company’s performing delinquent loans/leases (as defined as those past due 30 days or more and accruing) to total loans/leases has improved over the first half of 2014 (39 basis points of total loans/leases at June 30, 2014, which is down from 53 basis points of total loans/leases at December 31, 2013). The Company continues its strong focus on improving credit quality, including close management of criticized and classified loans as well as performing delinquent loans/leases, in an effort to limit translation to impairment and growth in nonperforming loans/leases.

The following table summarizes the trend in the allowance as a percentage of gross loans/leases and as a percentage of nonperforming loans/leases.

	As of
	June 30, 2014	December 31, 2013	June 30, 2013
Allowance / Gross Loans/Leases	1.49%	1.47%	1.38%
Allowance / Nonperforming Loans/Leases *	115.68%	104.70%	70.61%

*Nonperforming loan/leases consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing troubled debt restructurings.

In accordance with generally accepted accounting principles for acquisition accounting, the acquired CNB loans were recorded at market value; therefore, there was no allowance associated with CNB’s loans at acquisition which caused a drop in the Company’s allowance to total loans/leases percentage during the second quarter of 2013. This ratio has steadily increased since then. Further, the Company’s allowance to total nonperforming loans/leases was 116% at June 30, 2014 which was up from all prior periods presented in the table above.

Although management believes that the allowance at June 30, 2014 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s allowance for estimated losses on loans/leases.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONPERFORMING ASSETS. The table below presents the amounts of nonperforming assets.

	As of June 30,	As of December 31,	As of June 30,	As of December 31,
	2014	2013	2013	2012
	(dollars in thousands)
Nonaccrual loans/leases (1) (2)	$17,652	$17,878	$27,782	$17,932
Accruing loans/leases past due 90 days or more	104	84	3	159
Troubled debt restructurings - accruing	2,184	2,523	2,178	7,300
Total nonperforming loans/leases	19,940	20,485	29,963	25,391
Other real estate owned	10,951	9,729	3,860	3,955
Other repossessed assets	290	346	244	212
Total nonperforming assets	$31,181	$30,560	$34,067	$29,558

Nonperforming loans/leases to total loans/leases	1.29%	1.40%	1.96%	1.97%
Nonperforming assets to total loans/leases plus reposessed property	2.00%	2.08%	2.22%	2.29%
Nonperforming assets to total assets	1.27%	1.28%	1.39%	1.41%
Texas ratio (3)	20.23%	18.43%	21.15%	18.68%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes troubled debt restructurings of $9.8 million at June 30, 2014, $10.9 million at December 31, 2013, $7.7 million at June 30, 2013, and $5.7 million at December 31, 2012.
(3)

Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance for Estimated Losses on Loans/Leases. Texas Ratio is a non-GAAP financial measure. Management included this ratio as this is considered by many investors and analysts to be a metric with which to analyze and evaluate asset quality. Other companies may calculate this ratio differently.

The large majority of the nonperforming assets consist of nonaccrual loans/leases, accruing troubled debt restructurings (“TDRs”), and OREO. For nonaccrual loans/leases and accruing TDRs, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate. Additionally, a portion of several of the nonaccrual loans are guaranteed by the government. At June 30, 2014, government guaranteed amounts of nonaccrual loans totaled approximately $914 thousand, or 5% of the $17.7 million of total nonaccrual loans/leases. OREO is carried at the lower of carrying amount or fair value less costs to sell.

Nonperforming assets at June 30, 2014 were $31.2 million, which were up $621 thousand, or 2%, from December 31, 2013, and down $2.9 million, or 8%, from June 30, 2013. In addition, the ratio of nonperforming assets to total assets was 1.27% at June 30, 2014, which was down from 1.28% at December 31, 2013, and down from 1.39% at June 30, 2013. During the first half of 2014, the Company experienced fluctuations in the performance of several individual credits. Several of these credits experienced improved performance (sustained performance of accruing TDRs and payoffs of nonaccrual loans) and other isolated credits experienced degradation (new nonaccrual loans/leases and OREO).

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

DEPOSITS. Deposits grew $5.5 million during the second quarter of 2014, mostly in short-term, low cost brokered time deposits. The table below presents the composition of the Company’s deposit portfolio.

	As of
	June 30, 2014		December 31, 2013		June 30, 2013
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$531,063	31%	$542,566	33%	$493,964	29%
Interest bearing demand deposits	760,242	46%	715,643	43%	710,745	42%
Time deposits	298,011	18%	326,852	20%	451,991	26%
Brokered time deposits	88,052	5%	61,930	4%	60,080	3%
	$1,677,368	100%	$1,646,991	100%	$1,716,780	100%

The Company has been successful in growing its noninterest bearing deposit portfolio over the past few years, growing average balances $74.7 million, or 15%, comparing the quarterly average for the second quarter of 2014 to the same period of 2013. Most of this growth continues to be derived from QCBT’s correspondent banking business. The continued strength of the noninterest bearing deposit portfolio has provided flexibility to manage down deposit pricing and reduce reliance on higher cost wholesale funds, which has helped drive down the Company’s interest expense.

BORROWINGS. The subsidiary banks offer short-term repurchase agreements to some of their significant customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of
	June 30, 2014	December 31, 2013	June 30, 2013
	(dollars in thousands)
Overnight repurchase agreements with customers	$114,712	$98,823	$115,326
Federal funds purchased	89,610	50,470	41,860
	$204,322	$149,293	$157,186

As a result of their memberships in either the Federal Home Loan Bank (“FHLB”) of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits. FHLB advances decreased by $12.8 million, or 5%, during the second quarter of 2014.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other borrowings consist largely of structured repos which are utilized as an alternative funding source to FHLB advances and customer deposits. The table below presents the composition of the Company’s other borrowings.

	As of
	June 30, 2014	December 31, 2013	June 30, 2013
	(dollars in thousands)
Structured repos	$130,000	$130,000	$130,000
Term note	18,800	9,800	10,000
364-day revolving note	-	-	-
Series A subordinated notes	2,653	2,648	2,644
	$151,453	$142,448	$142,644

In June of 2014, the Company restructured its existing term debt ($8.8 million at the time of restructure which was the net remaining amount after the acquisition of CNB) and borrowed an additional $10.0 million of term debt to help assist with the final redemption of the Series F Preferred Stock. The term debt is secured by common stock of the Company’s subsidiary banks and has a 4-year term with principal and interest due quarterly. Interest is calculated at the effective LIBOR rate plus 3.00% per annum (3.23% at June 30, 2014). Additionally, the Company continued to maintain its $10.0 million revolving line of credit note. At June 30, 2014, the Company had not borrowed on this revolving credit note and had the full $10.0 million line available.

It is management’s intention to continue to reduce the reliance on wholesale funding, including FHLB advances, structured repos, and brokered time deposits. Replacement of this funding with core deposits helps to reduce interest expense as the wholesale funding tends to be higher funding cost. However, the Company may choose to utilize advances to supplement funding needs, as this is a way for the Company to effectively and efficiently manage interest rate risk. The table below presents the maturity schedule including weighted average cost for the Company’s combined wholesale funding portfolio.

	June 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
Maturity:	Amount Due	at Quarter-End	Amount Due	at Year-End
Year ending December 31:	(dollar amounts in thousands)
2014	$118,123	0.55	$110,521	1.24
2015	46,000	1.82	41,000	2.00
2016	48,642	3.63	48,642	3.63
2017	48,145	3.17	43,075	3.43
2018	58,042	3.47	58,042	3.47
Thereafter	122,000	3.33	122,000	3.33
Total Wholesale Funding	$440,952	2.46	$423,280	2.72

During the first half of 2014, wholesale funding maturing in 2014 increased by $7.6 million. This is the net result of $20.3 million of maturities more than offset by the addition of $27.9 million in short-term, low cost FHLB advances and brokered time deposits.

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

	As of
	June 30, 2014		December 31, 2013		June 30, 2013
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Common stock	$8,050		$8,006		$5,918
Additional paid in capital - common	60,999		60,360		38,406
Retained earnings	71,137		64,637		58,786
Accumulated other comprehensive income (loss)	(3,937)		(13,644)		(9,221)
Less: Treasury stock	(1,606)		(1,606)		(1,606)
Total common stockholders' equity	134,643	100%	117,753	80%	92,283	63%

Preferred stock	-		30		55
Additional paid in capital - preferred	-		29,794		53,108
Total preferred stockholders' equity	-	0%	29,824	20%	53,163	37%

Total stockholders' equity	$134,643	100%	$147,577	100%	$145,446	100%

Tangible common equity (TCE)* / total tangible assets (TA)	5.27%		4.71%		3.51%
TCE/TA excluding accumulated other comprehensive income (loss)	5.43%		5.29%		3.89%

*Tangible common equity is defined as total common stockholders’ equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. Management included this ratio as it is considered by many investors and analysts to be a metric with which to analyze and evaluate the equity composition. Other companies may calculate this ratio differently.

The following table presents the rollforward of stockholders’ equity for the three and six months ended June 30, 2014 and 2013, respectively.

	For the quarter ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Beginning balance	$141,357	$142,198	$147,577	$140,434
Net income	4,008	4,045	7,897	7,310
Other comprehensive income (loss), net of tax	4,476	(13,091)	9,707	(13,928)
Preferred and common cash dividends declared	(689)	(1,040)	(1,397)	(1,852)
Issuance of 834,715 shares of common stock for acquisition of CNB, net	-	13,017	-	13,017
Redemption of 15,000 shares of Series F Preferred Stock	-	-	(15,000)	-
Redemption of 14,867 shares of Series F Preferred Stock	(14,824)	-	(14,824)	-
Other *	315	317	683	465
Ending balance	$134,643	$145,446	$134,643	$145,446

*Includes mostly common stock issued for options exercised and the employee stock purchase plans, as well as stock-based compensation.

With the final redemption of the remaining Series F Preferred Stock on June 30, 2014, the Company has completely retired all preferred stock and eliminated the associated dividend payment commitments. See Note 7 to the Consolidated Financial Statements for additional information regarding the Company’s final redemption of the Series F Preferred Stock.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $100.2 million during the second quarter of 2014, $102.8 million during 2013 and $98.6 million during 2012. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, structured repos, brokered time deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its securities portfolio (both residential mortgage-backed securities and municipal securities). At June 30, 2014, the subsidiary banks had 33 lines of credit totaling $348.4 million, of which $18.9 million was secured and $329.5 million was unsecured. At June 30, 2014, $258.8 million was available as $89.6 million was utilized for short-term borrowing needs at the three banks. At December 31, 2013, the subsidiary banks had 33 lines of credit totaling $351.3 million, of which $26.8 million was secured and $324.5 million was unsecured. At December 31, 2013, $315.3 million was available as $36.0 million was utilized for short-term borrowing needs at QCBT. The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains its $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 24, 2015. At June 30, 2014, the Company had not borrowed on this revolving credit note and had the full amount available.

Investing activities used cash of $47.5 million during the first six months of 2014 compared to $117.1 million for the same period of 2013. Proceeds from calls, maturities, paydowns, and sales of securities were $66.2 million for the first six months of 2014 compared to $158.6 million for the same period of 2013. Purchases of securities used cash of $36.1 million for the first six months of 2014 compared to $238.5 million for the same period of 2013. The net increase in loans/leases used cash of $91.3 million for the first six months of 2014 compared to $51.7 million for the same period of 2013.

Financing activities provided cash of $54.8 million for the first six months of 2014 compared to $80.2 million for same period of 2013. Net increases in deposits totaled $30.4 million for the first six months of 2014 compared to $87.6 million for the same period of 2013. During the first half of 2014, the Company’s short-term borrowings increased $55.0 million. Also, during the first quarter of 2014, the Company partially redeemed its outstanding shares of Series F Preferred Stock totaling $15.0 million and then fully redeemed the remaining $14.8 million in the second quarter of 2014.

Total cash provided by operating activities was $7.0 million for the first six months of 2014 compared to $19.7 million for the same period of 2013.

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

The following table presents the details of the trust preferred securities issued and outstanding as of June 30, 2014.

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 6/30/2014	Interest Rate as of 12/31/2013

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.08%	3.10%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.08%	3.10%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.03%	2.04%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	1.78%	1.79%
Community National Statutory Trust II	September 2004	3,093,000	2.17% over 3-month LIBOR	2.40%	2.42%
Community National Statutory Trust III	March 2007	3,609,000	1.75% over 3-month LIBOR	1.98%	1.99%
		$42,787,000	Weighted Average Rate	2.50%	2.51%

The Company assumed the trust preferred securities originally issued by Community National in connection with its acquisition in May 2013. As a result of acquisition accounting, the liabilities were recorded at fair value upon acquisition with the resulting discount being accreted as interest expense on a level yield basis over the expected term. The original discount totaled $2.6 million. As of June 30, 2014, the remaining discount was $2.4 million.

On June 30, 2014, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC"). This registration statement, declared effective by the SEC on July 14, 2014, will allow the Company to issue various types of securities, including common stock, preferred stock, debt securities or warrants, from time to time, up to an aggregate amount of $75.0 million. The specific terms and prices of the securities will be determined at the time of any future offering and described in a separate prospectus supplement, which would be filed with the SEC at the time of the particular offering, if any.

The Company (on a consolidated basis) and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of June 30, 2014 and December 31, 2013, that the Company and the subsidiary banks met all capital adequacy requirements to which they were subject.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of June 30, 2014 and December 31, 2013 are also presented in the following tables (dollars in thousands). As of June 30, 2014 and December 31, 2013, the subsidiary banks met the requirements to be “well capitalized”.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of June 30, 2014:
Company:
Total risk-based capital	$195,631	11.09%	$141,138	>	8.0%	N/A	N/A
Tier 1 risk-based capital	170,665	9.67%	70,569	>	4.0	N/A	N/A
Leverage ratio	170,665	7.06%	96,747	>	4.0	N/A	N/A
Quad City Bank & Trust:
Total risk-based capital	$101,756	11.59%	$70,261	>	8.0%	$87,826	>	10.00%
Tier 1 risk-based capital	91,410	10.41%	35,131	>	4.0	52,696	>	6.00%
Leverage ratio	91,410	7.13%	51,280	>	4.0	64,100	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$74,853	11.98%	$49,999	>	8.0%	$62,498	>	10.00%
Tier 1 risk-based capital	67,028	10.72%	24,999	>	4.0	37,499	>	6.00%
Leverage ratio	67,028	8.27%	32,414	>	4.0	40,517	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$34,805	12.73%	$21,875	>	8.0%	$27,343	>	10.00%
Tier 1 risk-based capital	31,381	11.48%	10,937	>	4.0	16,406	>	6.00%
Leverage ratio	31,381	9.01%	13,926	>	4.0	17,407	>	5.00%

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

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change.  The Basel III Rules also permit smaller banking organizations (which includes the Company and its subsidiary banks) to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015.  Management is in the process of assessing the effect the Basel III Rules may have on the Company’s and the subsidiary banks’ capital positions and will monitor developments in this area. At present, management believes that its current capital structure and the execution of its existing capital plan will be more than sufficient to meet and exceed the revised regulatory capital ratios as required by the new Basel III Rules.

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

Part I

Item 3

QUANTITATIVE AND QUALITATVE DISCLOSURES ABOUT MARKET RISK

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

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of March 31, 2014	As of December 31, 2013	As of December 31, 2012

100 basis point downward shift	-10.0%	-1.0%	-1.0%	-1.5%
200 basis point upward shift	-10.0%	-4.6%	-4.8%	-0.9%
300 basis point upward shock	-25.0%	-11.4%	-11.0%	0.8%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at March 31, 2014 (the most recent quarter available) were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

Part I

Item 3

QUANTITATIVE AND QUALITATVE DISCLOSURES ABOUT MARKET RISK

In the second quarter of 2014, the Company executed two interest rate cap transactions, each with a notional value of $15.0 million, for a total of $30.0 million. The initial cost (prepaid premium) of the interest rate caps totaled $2.1 million. This amount was recorded in the Other Assets section of the balance sheet. This asset will be amortized to interest expense according to a predetermined schedule and will also be adjusted to fair value on a recurring basis. The change in fair value will flow through Accumulated Other Comprehensive Income and the derivative transaction will be tested for effectiveness according to cash flow hedge accounting standards. The interest rate caps purchased will essentially set a ceiling to the interest rate paid on the $30.0 million of short-term FHLB advances that are being hedged, minimizing the interest rate risk associated with rising interest rates. The Company will continue to analyze and evaluate similar transactions as an alternative and cost effective way to mitigate interest rate risk.

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

Part I

Item 4

CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting. There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) released an updated version of its Internal Control – Integrated Framework. The updated version supersedes the 1992 version effective December 15, 2014. The Company’s management has evaluated the updated COSO framework and will use the new framework to evaluate the adequacy of their internal control over financial reporting for the year ending December 31, 2014. The Company’s management expects no material changes to existing internal controls over financial reporting as a result of using the updated framework.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and June 30, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2014 and June 30, 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2014 and June 30, 2013; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	August 7, 2014	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officwer

Date	August 7, 2014	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Offier

Date	August 7, 2014	/s/ John R. Oakes
John R. Oakes, 1st Vice President
Director of Financial Reporting
Principal Accounting Officer