Form 10-Q
period 2014-09-30
QCR HOLDINGS INC
filed 2014-11-07
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(309) 743-7724

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

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 1, 2014, the Registrant had outstanding 7,942,188 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets As of September 30, 2014 and December 31, 2013	2

		Consolidated Statements of Income For the Three Months Ended September 30, 2014 and 2013	3

		Consolidated Statements of Income For the Nine Months Ended September 30, 2014 and 2013	4

		Consolidated Statements of Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2014 and 2013	5

		Consolidated Statements of Changes in Stockholders' Equity For the Nine Months Ended September 30, 2014 and 2013	6-7

		Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2014 and 2013	8-9

		Notes to the Consolidated Financial Statements	10-34

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	35-64

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	65-67

	Item 4	Controls and Procedures	68

Part II	OTHER INFORMATION

	Item 1	Legal Proceedings	69

	Item 1A	Risk Factors	69

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	69

	Item 3	Defaults upon Senior Securities	69

	Item 4	Mine Safety Disclosures	69

	Item 5	Other Information	69

	Item 6	Exhibits	70

Signatures			71

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of September 30, 2014 and December 31, 2013

	September 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$42,326,177	$41,950,790
Federal funds sold	29,760,000	39,435,000
Interest-bearing deposits at financial institutions	34,631,773	33,044,917

Securities held to maturity, at amortized cost	185,840,139	145,451,895
Securities available for sale, at fair value	466,944,567	551,758,458
Total securities	652,784,706	697,210,353

Loans receivable held for sale	1,642,300	1,358,290
Loans/leases receivable held for investment	1,571,226,845	1,458,921,268
Gross loans/leases receivable	1,572,869,145	1,460,279,558
Less allowance for estimated losses on loans/leases	(22,767,917)	(21,448,048)
Net loans/leases receivable	1,550,101,228	1,438,831,510

Premises and equipment, net	36,001,748	36,755,364
Goodwill	3,222,688	3,222,688
Core deposit intangible	1,720,799	1,870,433
Bank-owned life insurance	53,278,942	52,002,041
Restricted investment securities	15,303,175	17,027,625
Other real estate owned, net	10,679,847	9,729,053
Other assets	20,784,470	23,873,150
Total assets	$2,450,595,553	$2,394,952,924

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$535,967,035	$542,566,087
Interest-bearing	1,177,900,358	1,104,425,156
Total deposits	1,713,867,393	1,646,991,243

Short-term borrowings	162,186,698	149,292,967
Federal Home Loan Bank advances	196,500,000	231,350,000
Other borrowings	151,455,209	142,448,362
Junior subordinated debentures	40,389,809	40,289,830
Other liabilities	48,016,468	37,003,742
Total liabilities	2,312,415,577	2,247,376,144

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000	-	29,867
September 2014 - 0 shares issued and outstanding
December 2013 - 29,867 shares issued and outstanding
Common stock, $1 par value; shares authorized 20,000,000	8,058,059	8,005,708
September 2014 - 8,058,059 shares issued and 7,936,813 outstanding
December 2013 - 8,005,708 shares issued and 7,884,462 outstanding
Additional paid-in capital	61,277,831	90,154,528
Retained earnings	75,199,959	64,637,173
Accumulated other comprehensive loss:
Securities available for sale	(4,596,938)	(13,643,986)
Interest rate cap derivatives	(152,425)	-
Less treasury stock, September 2014 and December 2013 - 121,246 common shares, at cost	(1,606,510)	(1,606,510)
Total stockholders' equity	138,179,976	147,576,780
Total liabilities and stockholders' equity	$2,450,595,553	$2,394,952,924

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended September 30,

	2014	2013
Interest and dividend income:
Loans/leases, including fees	$17,735,190	$18,262,579
Securities:
Taxable	2,327,836	2,417,515
Nontaxable	1,531,534	1,090,880
Interest-bearing deposits at financial institutions	66,397	72,808
Restricted investment securities	128,153	143,640
Federal funds sold	7,532	8,821
Total interest and dividend income	21,796,642	21,996,243

Interest expense:
Deposits	1,168,385	1,393,745
Short-term borrowings	64,665	57,277
Federal Home Loan Bank advances	1,497,456	1,704,824
Other borrowings	1,279,626	1,201,498
Junior subordinated debentures	311,179	328,563
Total interest expense	4,321,311	4,685,907

Net interest income	17,475,331	17,310,336

Provision for loan/lease losses	1,063,323	1,366,984
Net interest income after provision for loan/lease losses	16,412,008	15,943,352

Noninterest income:
Trust department fees	1,355,700	1,312,349
Investment advisory and management fees	726,908	634,446
Deposit service fees	1,168,961	1,228,685
Gains on sales of residential real estate loans	120,627	184,596
Gains on sales government guaranteed portions of loans	158,736	338,338
Securities gains	19,429	416,936
Earnings on bank-owned life insurance	434,065	466,028
Income (losses) on other real estate owned, net	30,596	(36,745)
Other	1,052,620	1,390,020
Total noninterest income	5,067,642	5,934,653

Noninterest expense:
Salaries and employee benefits	10,358,783	9,802,712
Occupancy and equipment expense	1,805,949	1,914,996
Professional and data processing fees	1,530,139	1,902,799
FDIC and other insurance	711,792	712,954
Loan/lease expense	184,908	396,477
Advertising and marketing	555,076	406,085
Postage and telephone	146,759	276,580
Stationery and supplies	138,377	143,226
Bank service charges	337,067	306,539
Acquisition and data conversion costs	-	388,663
Other	619,259	776,237
Total noninterest expense	16,388,109	17,027,268

Net income before income taxes	5,091,541	4,850,737
Federal and state income tax expense	1,028,876	1,038,793
Net income	$4,062,665	$3,811,944

Less: Preferred stock dividends	-	810,837
Net income attributable to QCR Holdings, Inc. common stockholders	$4,062,665	$3,001,107

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.51	$0.52
Diluted	$0.50	$0.51

Weighted average common shares outstanding	7,931,944	5,806,019
Weighted average common and common equivalent shares outstanding	8,053,985	5,915,279

Cash dividends declared per common share	$-	$-

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Nine Months Ended September 30,

	2014	2013
Interest and dividend income:
Loans/leases, including fees	$51,379,586	$49,721,011
Securities:
Taxable	7,484,279	7,507,796
Nontaxable	4,434,005	2,837,453
Interest-bearing deposits at financial institutions	228,167	194,286
Restricted investment securities	396,648	399,896
Federal funds sold	14,544	12,684
Total interest and dividend income	63,937,229	60,673,126

Interest expense:
Deposits	3,371,593	3,687,391
Short-term borrowings	177,172	224,979
Federal Home Loan Bank advances	4,549,412	5,164,258
Other borrowings	3,625,751	3,555,146
Junior subordinated debentures	923,386	831,647
Total interest expense	12,647,314	13,463,421

Net interest income	51,289,915	47,209,705

Provision for loan/lease losses	3,159,364	3,944,903
Net interest income after provision for loan/lease losses	48,130,551	43,264,802

Noninterest income:
Trust department fees	4,300,456	3,549,200
Investment advisory and management fees	2,086,758	1,938,881
Deposit service fees	3,306,769	3,190,731
Gains on sales of residential real estate loans	317,085	722,368
Gains on sales government guaranteed portions of loans	860,923	1,949,300
Securities gains	40,625	433,396
Earnings on bank-owned life insurance	1,276,901	1,328,598
Bargain purchase gain on Community National Acquisition	-	1,841,385
Losses on other real estate owned, net	(114,109)	(566,714)
Other	3,083,288	3,700,293
Total noninterest income	15,158,696	18,087,438

Noninterest expense:
Salaries and employee benefits	30,298,892	27,731,628
Occupancy and equipment expense	5,539,208	4,930,707
Professional and data processing fees	4,518,460	4,481,613
FDIC and other insurance	2,121,907	1,896,255
Loan/lease expense	908,036	893,436
Advertising and marketing	1,394,211	1,082,694
Postage and telephone	695,555	752,882
Stationery and supplies	435,763	404,614
Bank service charges	959,496	866,379
Acquisition and data conversion costs	-	1,177,567
Other	1,763,530	2,002,342
Total noninterest expense	48,635,058	46,220,117

Net income before income taxes	14,654,189	15,132,123
Federal and state income tax expense	2,694,473	4,009,804
Net income	$11,959,716	$11,122,319

Less: Preferred stock dividends	1,081,877	2,432,512
Net income attributable to QCR Holdings, Inc. common stockholders	$10,877,839	$8,689,807

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$1.37	$1.62
Diluted	$1.35	$1.59

Weighted average common shares outstanding	7,919,201	5,375,557
Weighted average common and common equivalent shares outstanding	8,040,418	5,482,298

Cash dividends declared per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,
	2014	2013
Net income	$4,062,665	$3,811,944

Other comprehensive income loss:
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period before tax	(1,455,231)	(800,796)
Less reclassification adjustment for gains included in net income before tax	19,429	416,936
	(1,474,660)	(1,217,732)
Unrealized gain on derivative instruments	98,724	-
Other comprehensive loss, before tax	(1,375,936)	(1,217,732)
Tax benefit	(563,761)	(399,541)
Other comprehensive loss, net of tax	(812,175)	(818,191)

Comprehensive income attributable to QCR Holdings, Inc.	$3,250,490	$2,993,753

	Nine Months Ended September 30,
	2014	2013
Net income	$11,959,716	$11,122,319

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	14,691,007	(23,395,367)
Less reclassification adjustment for gains included in net income before tax	40,625	433,396
	14,650,382	(23,828,763)
Unrealized losses on derivative instruments	(152,425)	-
Other comprehensive income (loss), before tax	14,497,957	(23,828,763)
Tax expense (benefit)	5,603,334	(9,082,725)
Other comprehensive income (loss), net of tax	8,894,623	(14,746,038)

Comprehensive income (loss) attributable to QCR Holdings, Inc.	$20,854,339	$(3,623,719)

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Nine Months Ended September 30, 2014

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2013	$29,867	$8,005,708	$90,154,528	$64,637,173	$(13,643,986)	$(1,606,510)	$147,576,780
Net income	-	-	-	3,889,215	-	-	3,889,215
Other comprehensive income, net of tax - unrealized gains on securities available for sale	-	-	-	-	5,230,784	-	5,230,784
Preferred cash dividends declared	-	-	-	(708,008)	-	-	(708,008)
Redemption of 15,000 shares of Series F Noncumulative Perpetual Preferred Stock	(15,000)	-	(14,985,000)	-	-	-	(15,000,000)
Proceeds from issuance of 6,189 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	6,189	78,256	-	-	-	84,445
Proceeds from issuance of 9,814 shares of common stock as a result of stock options exercised	-	9,814	85,582	-	-	-	95,396
Stock compensation expense	-	-	347,752				347,752
Tax benefit of nonqualified stock options exercised	-	-	18,647	-	-	-	18,647
Restricted stock awards	-	27,197	(27,197)	-	-	-	-
Exchange of 10,300 shares of common stock in connection with restricted stock vested, net	-	(10,300)	(167,684)	-	-	-	(177,984)
Balance March 31, 2014	$14,867	$8,038,608	$75,504,884	$67,818,380	$(8,413,202)	$(1,606,510)	$141,357,027
Net income	-	-	-	4,007,836	-	-	4,007,836
Other comprehensive income, net of tax - unrealized gains on securities available for sale of $4,727,163, unrealized losses on interest rate cap derivatives of ($251,149)	-	-	-	-	4,476,014	-	4,476,014
Common cash dividends declared, $0.04 per share	-	-	-	(315,053)	-	-	(315,053)
Preferred cash dividends declared	-	-	-	(373,869)	-	-	(373,869)
Redemption of 14,867 shares of Series F Noncumulative Perpetual Preferred Stock	(14,867)	-	(14,809,055)	-	-	-	(14,823,922)
Proceeds from issuance of 8,361 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	8,361	119,797	-	-	-	128,158
Proceeds from issuance of 630 shares of common stock as a result of stock options exercised	-	630	5,159	-	-	-	5,789
Stock compensation expense	-	-	179,265				179,265
Tax benefit of nonqualified stock options exercised	-	-	1,284	-	-	-	1,284
Restricted stock awards	-	2,290	(2,290)	-	-	-	-
Balance June 30, 2014	$-	$8,049,889	$60,999,044	$71,137,294	$(3,937,188)	$(1,606,510)	$134,642,529
Net income	-	-	-	4,062,665	-	-	4,062,665
Other comprehensive loss, net of tax - unrealized losses on securities available for sale of ($910,899), unrealized gains on interest rate cap derivatives $98,724	-	-	-	-	(812,175)	-	(812,175)
Proceeds from issuance of 5,481 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	5,481	78,533	-	-	-	84,014
Proceeds from issuance of 2,400 shares of common stock as a result of stock options exercised	-	2,400	19,097	-	-	-	21,497
Tax benefit of nonqualified stock options exercised			5,189				5,189
Stock compensation expense	-	-	176,257				176,257
Restricted stock awards	-	289	(289)	-	-	-	-
Balance September 30, 2014	$-	$8,058,059	$61,277,831	$75,199,959	$(4,749,363)	$(1,606,510)	$138,179,976

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) - continued

Nine Months Ended September 30, 2013

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2012	$54,867	$5,039,448	$78,912,791	$53,326,542	$4,706,683	$(1,606,510)	$140,433,821
Net income	-	-	-	3,265,144	-	-	3,265,144
Other comprehensive loss, net of tax - unrealized losses on securities available for sale	-	-	-	-	(836,358)	-	(836,358)
Preferred cash dividends declared	-	-	-	(810,837)	-	-	(810,837)
Proceeds from issuance of 5,884 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	5,884	63,487	-	-	-	69,371
Proceeds from issuance of 19,278 shares of common stock as a result of stock options exercised	-	19,278	153,550	-	-	-	172,828
Exchange of 7,048 shares of common stock in connection with stock options exercised	-	(7,048)	(111,628)	-	-	-	(118,676)
Stock compensation expense	-	-	293,798				293,798
Tax benefit of nonqualified stock options exercised	-	-	35,251	-	-	-	35,251
Restricted stock awards	-	16,798	(16,798)	-	-	-	-
Exchange of 16,798 shares of common stock in connection with restricted stock vested, net	-	(16,798)	(289,113)	-	-	-	(305,911)
Balance March 31, 2013	$54,867	$5,057,562	$79,041,338	$55,780,849	$3,870,325	$(1,606,510)	$142,198,431
Net income	-	-	-	4,045,231	-	-	4,045,231
Other comprehensive loss, net of tax - unrealized losses on securities available for sale	-	-	-	-	(13,091,489)	-	(13,091,489)
Common cash dividends declared, $0.04 per share	-	-	-	(228,971)	-	-	(228,971)
Preferred cash dividends declared	-	-	-	(810,838)	-	-	(810,838)
Proceeds from issuance of 834,715 shares of common stock as a result of the acquisition of Community National Bancorporation, net	-	834,715	12,181,894	-	-	-	13,016,609
Proceeds from issuance of 9,560 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	9,560	104,221	-	-	-	113,781
Proceeds from issuance of 3,769 shares of common stock as a result of stock options exercised	-	3,769	33,070	-	-	-	36,839
Stock compensation expense	-	-	162,123				162,123
Tax benefit of nonqualified stock options exercised	-	-	4,197	-	-	-	4,197
Restricted stock awards	-	12,707	(12,707)	-	-	-	-
Balance June 30, 2013	$54,867	$5,918,313	$91,514,136	$58,786,271	$(9,221,164)	$(1,606,510)	$145,445,913
Net income	-	-	-	3,811,944	-	-	3,811,944
Other comprehensive loss, net of tax - unrealized losses on securities available for sale	-	-	-	-	(818,191)	-	(818,191)
Preferred cash dividends declared	-	-	-	(810,837)	-	-	(810,837)
Proceeds from issuance of 5,973 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	5,973	65,116	-	-	-	71,089
Proceeds from issuance of 7,230 shares of common stock as a result of stock options exercised	-	7,230	76,718	-	-	-	83,948
Tax benefit of nonqualified stock options exercised			6,026				6,026
Stock compensation expense	-	-	163,585				163,585
Restricted stock awards	-	332	(332)	-	-	-	-
Balance September 30, 2013	$54,867	$5,931,848	$91,825,249	$61,787,378	$(10,039,355)	$(1,606,510)	$147,953,477

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,959,716	$11,122,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,092,992	1,995,829
Provision for loan/lease losses	3,159,364	3,944,903
Stock-based compensation expense	703,274	619,506
Deferred compensation expense accrued	996,941	623,781
Losses on other real estate owned, net	114,109	566,714
Amortization of premiums on securities, net	1,470,641	2,862,396
Securities gains	(40,625)	(433,396)
Loans originated for sale	(32,643,486)	(70,569,738)
Proceeds on sales of loans	33,537,484	76,372,739
Gains on sales of residential real estate loans	(317,085)	(722,368)
Gains on sales of government guaranteed portions of loans	(860,923)	(1,949,300)
Amortization of core deposit intangible	149,634	129,003
Accretion of acquisition fair value adjustments, net	(549,604)	(592,620)
Gain on the sale of premises and equipment	(42,554)	-
Increase in cash value of bank-owned life insurance	(1,276,901)	(1,328,598)
Bargain purchase gain on Community National acquisition	-	(1,841,385)
Decrease (increase) in other assets	(595,429)	7,319,681
Increase in other liabilities	687,445	2,553,307
Net cash provided by operating activities	$18,544,993	$30,672,773

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold	9,675,000	(9,297,000)
Net decrease (increase) in interest-bearing deposits at financial institutions	(1,586,856)	8,521,233
Proceeds from sales of other real estate owned	1,172,365	662,586
Purchase of derivative instruments	(2,071,650)	-
Activity in securities portfolio:
Purchases	(48,493,532)	(297,033,410)
Calls, maturities and redemptions	30,827,423	138,661,369
Paydowns	19,147,455	38,967,219
Sales	65,754,467	37,393,047
Activity in restricted investment securities:
Purchases	(1,653,450)	(6,184,250)
Redemptions	3,377,900	7,243,400
Net increase in loans/leases originated and held for investment	(115,589,620)	(65,747,455)
Net cash received from the sale of premises and equipment	291,006	-
Purchase of premises and equipment	(1,587,828)	(1,597,434)
Net cash received from Community National acquisition	-	3,025,073
Net cash used in investing activities	$(40,737,320)	$(145,385,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	66,893,213	112,711,191
Net increase (decrease) in short-term borrowings	12,893,731	(1,823,399)
Activity in Federal Home Loan Bank advances:
Advances	17,000,000	163,000,000
Calls and maturities	(51,850,000)	(160,000,000)
Proceeds from term debt	10,000,000	10,000,000
Principal payments on term debt	(1,000,000)	-
Payment on 364-day revolving note	-	(5,600,000)
Repayment of Community National's other borrowings at acquisition	-	(3,950,000)
Payment of cash dividends on common and preferred stock	(1,964,607)	(2,853,434)
Redemption of 15,000 shares of Series F Noncumulative Perpetual Preferred Stock, net	(15,000,000)	-
Redemption of 14,867 shares of Series F Noncumulative Perpetual Preferred Stock, net	(14,823,922)	-
Proceeds from issuance of common stock, net	419,299	384,315
Net cash provided by financing activities	$22,567,714	$111,868,673

Net increase (decrease) in cash and due from banks	375,387	(2,844,176)
Cash and due from banks, beginning	41,950,790	61,568,446
Cash and due from banks, ending	$42,326,177	$58,724,270

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Nine Months Ended September 30, 2014 and 2013

	2014	2013
Supplemental disclosure of cash flow information, cash payments for:
Interest	$12,445,044	$13,546,215

Income/franchise taxes	$3,457,500	$1,371,120

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale and derivative instruments, net	$8,894,623	$(14,746,038)

Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	$(177,984)	$(424,587)

Transfers of loans to other real estate owned	$2,237,268	$5,220,235

Change in due to broker	$9,750,000	$-

Supplemental disclosure of cash flow information for Community National Acquisition:
Fair value of assets acquired:
Cash and due from banks *	$-	$9,286,757
Federal funds sold	-	12,335,000
Interest-bearing deposits at financial institutions	-	2,024,539
Securities available for sale	-	45,853,826
Loans/leases receivable held for investment, net	-	195,658,486
Premises and equipment, net	-	8,132,021
Core deposit intangible	-	3,440,076
Bank-owned life insurance	-	4,595,529
Restricted investment securities	-	1,259,375
Other real estate owned	-	550,326
Other assets	-	5,178,583
Total assets acquired	$-	$288,314,518

Fair value of liabilities assumed:
Deposits	$-	$255,045,071
Other borrowings	-	3,950,000
Junior subordinated debentures	-	4,125,175
Other liabilities	-	3,911,053
Total liabilities assumed	$-	$267,031,299

Net assets acquired	$-	$21,283,219
Consideration paid:
Cash paid *	$-	$6,261,684
Issuance of 834,715 shares of common stock	-	13,180,150
Total consideration paid	$-	$19,441,834

Bargain purchase gain	$-	$1,841,385
* Net cash received at closing totaled $3,025,073

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2014

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim period ended September 30, 2014, are not necessarily indicative of the results expected for the year ending December 31, 2014.

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

Recent accounting developments: In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of ASU 2014-04 is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In August 2014, FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure. ASU 2014-14 requires creditors to reclassify loans that are within the scope of the ASU to “other receivables” upon foreclosure, rather than reclassifying them as other real estate owned. The most common types of government guaranteed loans include those guaranteed by the Federal Housing Authority (FHA), U.S. Department of Housing and Urban Development (HUD), U.S. Department of Veterans Affairs (VA) and the U.S. Small Business Administration (SBA). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. ASU 2014-14 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and is not expected to have a significant impact on the Company’s consolidated financial statements.

Allowance for estimated losses on loans/leases: The Company has certain loans risk-rated 7 (substandard), which are not classified as impaired based on the facts of the credit.  For these non-impaired and risk-rated 7 loans, the Company does not provide a general allowance as it does for all other non-impaired loans. Rather, the Company performs a more precise analysis including evaluation of the cash flow and collateral valuation for each individual credit.  A specific allowance is established based upon this evaluation. These non-impaired risk-rated 7 loans exist primarily in the commercial and industrial and commercial real estate segments.

Reclassifications: Certain amounts in the prior year consolidated financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of September 30, 2014 and December 31, 2013 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
September 30, 2014
Securities held to maturity:
Municipal securities	$184,790,139	$1,861,338	$(1,765,426)	$184,886,051
Other securities	1,050,000	-	-	1,050,000
	$185,840,139	$1,861,338	$(1,765,426)	$185,936,051

Securities available for sale:
U.S. govt. sponsored agency securities	$315,019,934	$30,913	$(9,046,242)	$306,004,605
Residential mortgage-backed and related securities	127,822,284	1,372,274	(1,414,809)	127,779,749
Municipal securities	30,209,955	1,149,656	(99,465)	31,260,146
Other securities	1,354,116	545,951	-	1,900,067
	$474,406,289	$3,098,794	$(10,560,516)	$466,944,567

December 31, 2013:
Securities held to maturity:
Municipal securities	$144,401,895	$299,789	$(7,111,579)	$137,590,105
Other securities	1,050,000	-	-	1,050,000
	$145,451,895	$299,789	$(7,111,579)	$138,640,105

Securities available for sale:
U.S. govt. sponsored agency securities	$376,574,132	$41,696	$(20,142,841)	$356,472,987
Residential mortgage-backed and related securities	160,110,199	1,153,409	(3,834,157)	157,429,451
Municipal securities	35,813,866	923,315	(778,324)	35,958,857
Other securities	1,372,365	524,798	-	1,897,163
	$573,870,562	$2,643,218	$(24,755,322)	$551,758,458

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2014:
Securities held to maturity:
Municipal securities	$29,794,026	$(633,024)	$43,172,941	$(1,132,402)	$72,966,967	$(1,765,426)

Securities available for sale:
U.S. govt. sponsored agency securities	$32,208,945	$(156,930)	$262,773,625	$(8,889,312)	$294,982,570	$(9,046,242)
Residential mortgage-backed and related securities	10,125,288	(74,264)	58,008,272	(1,340,545)	68,133,560	(1,414,809)
Municipal securities	1,446,532	(3,113)	5,616,381	(96,352)	7,062,913	(99,465)
	$43,780,765	$(234,307)	$326,398,278	$(10,326,209)	$370,179,043	$(10,560,516)

December 31, 2013:
Securities held to maturity:
Municipal securities	$101,983,602	$(6,711,240)	$2,697,375	$(400,339)	$104,680,977	$(7,111,579)

Securities available for sale:
U.S. govt. sponsored agency securities	$333,194,820	$(19,141,077)	$10,978,390	$(1,001,764)	$344,173,210	$(20,142,841)
Residential mortgage-backed and related securities	94,723,092	(2,947,770)	14,117,719	(886,387)	108,840,811	(3,834,157)
Municipal securities	13,890,692	(724,939)	985,687	(53,385)	14,876,379	(778,324)
	$441,808,604	$(22,813,786)	$26,081,796	$(1,941,536)	$467,890,400	$(24,755,322)

At September 30, 2014, the investment portfolio included 505 securities. Of this number, 241 securities had current unrealized losses with aggregate depreciation of less than 3% from the total amortized cost basis. Of these, 190 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At September 30, 2014 and December 31, 2013, equity securities represented less than 1% of the total portfolio.

The Company did not recognize other-than-temporary impairment on any debt or equity securities for the three and nine months ended September 30, 2014 and 2013.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities for the three and nine months ended September 30, 2014 and 2013, respectively, were from securities identified as available for sale. Information on proceeds received, as well as pre-tax gross gains and losses from sales on those securities are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Proceeds from sales of securities	$39,876,889	$31,225,516	$65,754,467	$37,393,047
Pre-tax gross gains from sales of securities	357,934	506,611	379,130	523,071
Pre-tax gross losses from sales of securities	(338,505)	(89,675)	(338,505)	(89,675)

The amortized cost and fair value of securities as of September 30, 2014 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table. “Other securities” available for sale are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$12,682,406	$12,683,453
Due after one year through five years	16,825,667	16,856,667
Due after five years	156,332,066	156,395,931
	$185,840,139	$185,936,051

Securities available for sale:
Due in one year or less	$3,649,998	$3,664,418
Due after one year through five years	60,972,541	60,242,076
Due after five years	280,607,350	273,358,257
	$345,229,889	$337,264,751
Residential mortgage-backed and related securities	127,822,284	127,779,749
Other securities	1,354,116	1,900,067
	$474,406,289	$466,944,567

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value
Securities held to maturity:
Municipal securities	$99,883,698	$100,074,857

Securities available for sale:
U.S. govt. sponsored agency securities	250,617,040	243,092,527
Municipal securities	18,473,306	18,985,950
	$269,090,346	$262,078,477

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The Company had available for sale municipal securities with a fair value of $31.3 million and $36.0 million as of September 30, 2014 and December 31, 2013, respectively. In addition, the Company had held to maturity municipal securities which were reported at amortized cost totaling $184.8 million and $144.4 million as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, the Company’s municipal securities portfolios were comprised of general obligation bonds with fair values totaling $63.2 million and revenue bonds issued by 272 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $153.0 million. The Company held investments in general obligation bonds in 19 states, including three states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in eight states, including four states in which the aggregate fair value exceeded $5.0 million.

As of December 31, 2013, the Company’s municipal securities portfolios were comprised of general obligation bonds with fair values totaling $54.2 million and revenue bonds issued by 269 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $119.3 million. The Company held investments in general obligation bonds in 20 states, including two states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in eight states, including four states in which the aggregate fair value exceeded $5.0 million.

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuer’s state:

September 30, 2014:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Illinois	32	$23,058,258	$23,431,499	$732,234
Iowa	25	16,557,625	16,746,965	669,879
Missouri	12	6,136,797	6,097,169	508,097
Other	52	16,674,720	16,908,510	325,164
Total general obligation bonds	121	$62,427,400	$63,184,143	$522,183

December 31, 2013:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	30	$17,946,059	$17,444,045	$581,468
Illinois	36	15,063,325	15,264,718	424,020
Other	67	22,166,026	21,512,582	321,083
Total general obligation bonds	133	$55,175,410	$54,221,345	$407,679

The general obligations bonds are diversified across many issuers. As of September 30, 2014 and December 31, 2013, the Company did not hold general obligation bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated general obligation bonds were underwritten according to loan underwriting standards and have an average risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential services (water, sewer, education, medical facilities).

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuer’s state:

September 30, 2014:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	37	$59,955,899	$60,603,053	$1,637,920
Missouri	65	54,016,464	53,997,386	830,729
Indiana	12	17,991,200	17,835,277	1,486,273
Kansas	6	12,310,134	12,139,318	2,023,220
Other	31	8,298,997	8,387,020	270,549
Total revenue bonds	151	$152,572,694	$152,962,054	$1,012,994

December 31, 2013:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	31	$47,903,572	$46,257,997	$1,492,193
Missouri	57	42,085,249	40,054,613	702,713
Indiana	8	15,020,000	14,324,717	1,790,590
Kansas	5	11,022,382	9,997,068	1,999,414
Other	35	9,009,148	8,693,222	248,378
Total revenue bonds	136	$125,040,351	$119,327,617	$877,409

The revenue bonds are diversified across many issuers. As of September 30, 2014 and December 31, 2013, the Company did not hold revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated revenue bonds were underwritten according to loan underwriting standards and have an average risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential services (water, sewer, education, medical facilities).

The Company’s municipal securities are owned by each of the three charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually and as of September 30, 2014, all were well-within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of total risk-based capital.

As of September 30, 2014, the Company’s regular monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credits ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of September 30, 2014 and December 31, 2013 is presented as follows:

	As of September 30,	As of December 31,
	2014	2013

Commercial and industrial loans	$479,747,059	$431,688,129
Commercial real estate loans
Owner-occupied commercial real estate	251,076,360	261,215,912
Commercial construction, land development, and other land	69,856,024	57,844,902
Other non owner-occupied commercial real estate	376,795,649	352,692,115
	697,728,033	671,752,929

Direct financing leases *	162,476,079	128,901,442
Residential real estate loans **	154,954,020	147,356,323
Installment and other consumer loans	71,760,173	76,033,810
	1,566,665,364	1,455,732,633
Plus deferred loan/lease origination costs, net of fees	6,203,781	4,546,925
	1,572,869,145	1,460,279,558
Less allowance for estimated losses on loans/leases	(22,767,917)	(21,448,048)
	$1,550,101,228	$1,438,831,510

* Direct financing leases:
Net minimum lease payments to be received	$184,475,603	$145,662,254
Estimated unguaranteed residual values of leased assets	1,538,482	1,694,499
Unearned lease/residual income	(23,538,006)	(18,455,311)
	162,476,079	128,901,442
Plus deferred lease origination costs, net of fees	6,339,575	4,814,183
	168,815,654	133,715,625
Less allowance for estimated losses on leases	(3,106,887)	(2,517,217)
	$165,708,767	$131,198,408

*Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors and management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three and nine months ended September 30, 2014 and 2013.

**Includes residential real estate loans held for sale totaling $1,642,300 and $1,358,290 as of September 30, 2014, and December 31, 2013, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The aging of the loan/lease portfolio by classes of loans/leases as of September 30, 2014 and December 31, 2013 is presented as follows:

	As of September 30, 2014
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$470,898,126	$638,002	$284,380	$-	$7,926,551	$479,747,059
Commercial Real Estate
Owner-Occupied Commercial Real Estate	249,903,102	-	-	-	1,173,258	251,076,360
Commercial Construction, Land Development, and Other Land	68,732,309	510,364	-	-	613,351	69,856,024
Other Non Owner-Occupied Commercial Real Estate	363,737,989	266,956	25,543	-	12,765,161	376,795,649
Direct Financing Leases	159,714,653	699,590	392,119	-	1,669,717	162,476,079
Residential Real Estate	153,145,275	49,543	382,281	51,094	1,325,827	154,954,020
Installment and Other Consumer	70,404,267	284,429	203,591	4,312	863,574	71,760,173
	$1,536,535,721	$2,448,884	$1,287,914	$55,406	$26,337,439	$1,566,665,364

As a percentage of total loan/lease portfolio	98.08%	0.16%	0.08%	0.00%	1.68%	100.00%

	As of December 31, 2013
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$429,557,699	$199,949	$185,500	$-	$1,744,981	$431,688,129
Commercial Real Estate
Owner-Occupied Commercial Real Estate	258,557,660	465,418	993,163	60,286	1,139,385	261,215,912
Commercial Construction, Land Development, and Other Land	56,301,186	358,626	-	-	1,185,090	57,844,902
Other Non Owner-Occupied Commercial Real Estate	341,743,730	476,877	151,017	-	10,320,491	352,692,115
Direct Financing Leases	126,878,515	714,464	414,005	-	894,458	128,901,442
Residential Real Estate	142,353,936	3,088,516	275,262	20,126	1,618,483	147,356,323
Installment and Other Consumer	74,811,489	127,082	116,468	3,762	975,009	76,033,810
	$1,430,204,215	$5,430,932	$2,135,415	$84,174	$17,877,897	$1,455,732,633

As a percentage of total loan/lease portfolio	98.25%	0.37%	0.15%	0.01%	1.23%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Nonperforming loans/leases by classes of loans/leases as of September 30, 2014 and December 31, 2013 are presented as follows:

	As of September 30, 2014
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$-	$7,926,551	$1,437,974	$9,364,525	32.83%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	1,173,258	-	1,173,258	4.11%
Commercial Construction, Land Development, and Other Land	-	613,351	-	613,351	2.15%
Other Non Owner-Occupied Commercial Real Estate	-	12,765,161	-	12,765,161	44.76%
Direct Financing Leases	-	1,669,717	-	1,669,717	5.85%
Residential Real Estate	51,094	1,325,827	333,895	1,710,816	6.00%
Installment and Other Consumer	4,312	863,574	357,000	1,224,886	4.29%
	$55,406	$26,337,439	$2,128,869	$28,521,714	100.00%

*Nonaccrual loans/leases includes $9,620,674 of troubled debt restructurings, including $81,043 in commercial and industrial loans, $8,768,590 in commercial real estate loans, $64,144 in direct financing leases, $515,827 in residential real estate loans, and $191,070 in installment loans.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the three and nine months ended September 30, 2014 and 2013, respectively, are presented as follows:

	Three Months Ended September 30, 2014

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$6,549,378	$10,277,692	$3,319,131	$1,439,185	$1,481,638	$23,067,024
Provisions (credits) charged to expense	851,542	(196,865)	509,657	(53,963)	(47,048)	1,063,323
Loans/leases charged off	(741,127)	(120,505)	(741,478)	(42,022)	(86,370)	(1,731,502)
Recoveries on loans/leases previously charged off	254,265	68,346	19,577	9,870	17,014	369,072
Balance, ending	$6,914,058	$10,028,668	$3,106,887	$1,353,070	$1,365,234	$22,767,917

	Three Months Ended September 30, 2013

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,790,828	$12,190,497	$2,187,605	$1,165,341	$822,108	$21,156,379
Provisions (credits) charged to expense	765,582	88,761	338,984	102,523	71,134	1,366,984
Loans/leases charged off	(214,920)	(443,721)	(203,724)	(13,599)	(51,673)	(927,637)
Recoveries on loans/leases previously charged off	26,034	375,325	644	13,240	51,420	466,663
Balance, ending	$5,367,524	$12,210,862	$2,323,509	$1,267,505	$892,989	$22,062,389

	Nine Months Ended September 30, 2014

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$5,648,774	$10,705,434	$2,517,217	$1,395,849	$1,180,774	$21,448,048
Provisions (credits) charged to expense	1,930,050	(460,356)	1,428,678	42,712	218,280	3,159,364
Loans/leases charged off	(967,207)	(436,056)	(885,966)	(95,464)	(102,107)	(2,486,800)
Recoveries on loans/leases previously charged off	302,441	219,646	46,958	9,973	68,287	647,305
Balance, ending	$6,914,058	$10,028,668	$3,106,887	$1,353,070	$1,365,234	$22,767,917

	Nine Months Ended September 30, 2013

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,531,545	$11,069,502	$1,990,395	$1,070,328	$1,263,434	$19,925,204
Provisions (credits) charged to expense	1,026,073	1,875,132	1,057,744	307,196	(321,242)	3,944,903
Loans/leases charged off	(253,820)	(1,264,446)	(726,395)	(126,490)	(192,160)	(2,563,311)
Recoveries on loans/leases previously charged off	63,726	530,674	1,765	16,471	142,957	755,593
Balance, ending	$5,367,524	$12,210,862	$2,323,509	$1,267,505	$892,989	$22,062,389

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of September 30, 2014 and December 31, 2013 is presented as follows:

	As of September 30, 2014
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$2,204,926	$2,473,500	$165,617	$129,859	$506,860	$5,480,762
Allowance for nonimpaired loans/leases	4,709,132	7,555,168	2,941,270	1,223,211	858,374	17,287,155
	$6,914,058	$10,028,668	$3,106,887	$1,353,070	$1,365,234	$22,767,917

Impaired loans/leases	$8,258,681	$14,431,006	$1,669,717	$1,659,722	$1,278,089	$27,297,215
Nonimpaired loans/leases	471,488,378	683,297,027	160,806,362	153,294,298	70,482,084	1,539,368,149
	$479,747,059	$697,728,033	$162,476,079	$154,954,020	$71,760,173	$1,566,665,364

Allowance as a percentage of impaired loans/leases	26.70%	17.14%	9.92%	7.82%	39.66%	20.08%
Allowance as a percentage nonimpaired loans/leases	1.00%	1.11%	1.83%	0.80%	1.22%	1.12%
	1.44%	1.44%	1.91%	0.87%	1.90%	1.45%

	As of December 31, 2013
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$927,453	$3,174,704	$192,847	$246,266	$467,552	$5,008,822
Allowance for nonimpaired loans/leases	4,721,321	7,530,730	2,324,370	1,149,583	713,222	16,439,226
	$5,648,774	$10,705,434	$2,517,217	$1,395,849	$1,180,774	$21,448,048

Impaired loans/leases	$1,761,850	$12,956,915	$894,458	$2,116,747	$1,350,450	$19,080,420
Nonimpaired loans/leases	429,926,279	658,796,014	128,006,984	145,239,576	74,683,360	1,436,652,213
	$431,688,129	$671,752,929	$128,901,442	$147,356,323	$76,033,810	$1,455,732,633

Allowance as a percentage of impaired loans/leases	52.64%	24.50%	21.56%	11.63%	34.62%	26.25%
Allowance as a percentage nonimpaired loans/leases	1.10%	1.14%	1.82%	0.79%	0.95%	1.14%
	1.31%	1.59%	1.95%	0.95%	1.55%	1.47%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the nine months ended September 30, 2014 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$560,005	$667,983	$-	$647,016	$19,754	$19,754
Commercial Real Estate
Owner-Occupied Commercial Real Estate	760,586	873,808	-	536,402	-	-
Commercial Construction, Land Development, and Other Land	1,385,356	1,496,556	-	1,615,643	-	-
Other Non Owner-Occupied Commercial Real Estate	4,989,393	5,044,816	-	3,169,784	13,283	13,283
Direct Financing Leases	1,109,844	1,109,884	-	966,959	-	-
Residential Real Estate	1,113,535	1,113,535	-	1,332,539	2,879	2,879
Installment and Other Consumer	455,457	455,457	-	520,020	-	-
	$10,374,176	$10,762,039	$-	$8,788,363	$35,916	$35,916

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$7,698,676	$8,464,069	$2,204,926	$1,702,548	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	439,701	439,701	143,453	282,878	-	-
Commercial Construction, Land Development, and Other Land	794,703	806,703	457,086	801,643	-	-
Other Non Owner-Occupied Commercial Real Estate	6,061,267	6,760,858	1,872,961	5,971,713	-	-
Direct Financing Leases	559,873	559,873	165,617	425,472	-	-
Residential Real Estate	546,187	546,187	129,859	520,782	2,074	2,074
Installment and Other Consumer	822,632	822,632	506,860	779,968	2,670	2,670
	$16,923,039	$18,400,023	$5,480,762	$10,485,004	$4,744	$4,744

Total Impaired Loans/Leases:
Commercial and Industrial	$8,258,681	$9,132,052	$2,204,926	$2,349,564	$19,754	$19,754
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,200,287	1,313,509	143,453	819,280	-	-
Commercial Construction, Land Development, and Other Land	2,180,059	2,303,259	457,086	2,417,286	-	-
Other Non Owner-Occupied Commercial Real Estate	11,050,660	11,805,674	1,872,961	9,141,497	13,283	13,283
Direct Financing Leases	1,669,717	1,669,757	165,617	1,392,431	-	-
Residential Real Estate	1,659,722	1,659,722	129,859	1,853,321	4,953	4,953
Installment and Other Consumer	1,278,089	1,278,089	506,860	1,299,988	2,670	-
	$27,297,215	$29,162,062	$5,480,762	$19,273,367	$40,660	$40,660

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended September 30, 2014 and 2013, respectively, are presented as follows:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
Classes of Loans/Leases	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$621,836	$17,855	$17,855	$834,405	$1,950	$1,950
Commercial Real Estate			-
Owner-Occupied Commercial Real Estate	751,191	-	-	2,295,969	-	-
Commercial Construction, Land Development, and Other Land	1,397,733	-	-	1,943,718	-	-
Other Non Owner-Occupied Commercial Real Estate	4,051,261	-	-	1,739,053	354	354
Direct Financing Leases	1,152,456	-	-	527,153	-	-
Residential Real Estate	1,186,197	704	704	1,273,943	-	-
Installment and Other Consumer	494,498	-	-	1,012,035	1,689	1,689
	$9,655,172	$18,559	$18,559	$9,626,276	$3,993	$3,993

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$3,454,429	$-	$-	$1,913,841	$9,340	$9,340
Commercial Real Estate			-
Owner-Occupied Commercial Real Estate	439,701	-	-	1,181,798	-	-
Commercial Construction, Land Development, and Other Land	796,194	-	-	1,897,759	1,992	1,992
Other Non Owner-Occupied Commercial Real Estate	6,034,473	-	-	8,893,535	26,484	26,484
Direct Financing Leases	578,317	-	-	172,428	-	-
Residential Real Estate	564,278	1,296	1,296	561,752	801	801
Installment and Other Consumer	826,092	890	890	422,808	-	-
	$12,693,484	$2,186	$2,186	$15,043,921	$38,617	$38,617

Total Impaired Loans/Leases:
Commercial and Industrial	$4,076,265	$17,855	$17,855	$2,748,246	$11,290	$11,290
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,190,892	-	-	3,477,767	-	-
Commercial Construction, Land Development, and Other Land	2,193,927	-	-	3,841,477	1,992	1,992
Other Non Owner-Occupied Commercial Real Estate	10,085,734	-	-	10,632,588	26,838	26,838
Direct Financing Leases	1,730,773	-	-	699,581	-	-
Residential Real Estate	1,750,475	2,000	2,000	1,835,695	801	801
Installment and Other Consumer	1,320,590	890	890	1,434,843	1,689	1,689
	$22,348,656	$20,745	$20,745	$24,670,197	$42,610	$42,610

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$448,093,142	$241,429,419	$66,448,462	$349,173,522	$1,105,144,545
Special Mention (Rating 6)	15,306,200	6,598,947	-	2,058,884	23,964,031
Substandard (Rating 7)	16,347,717	3,047,994	3,407,562	25,563,243	48,366,516
Doubtful (Rating 8)	-	-	-	-	-
	$479,747,059	$251,076,360	$69,856,024	$376,795,649	$1,177,475,092

	As of September 30, 2014
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$160,806,362	$153,243,203	$70,535,287	$384,584,852
Nonperforming	1,669,717	1,710,817	1,224,886	4,605,420
	$162,476,079	$154,954,020	$71,760,173	$389,190,272

	As of December 31, 2013
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$407,294,743	$250,028,731	$51,868,919	$326,168,882	$1,035,361,275
Special Mention (Rating 6)	11,355,713	8,318,232	1,588,086	3,310,017	24,572,048
Substandard (Rating 7)	13,037,673	2,868,949	4,387,897	23,213,216	43,507,735
Doubtful (Rating 8)	-	-	-	-	-
	$431,688,129	$261,215,912	$57,844,902	$352,692,115	$1,103,441,058

	As of December 31, 2013
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$128,006,984	$145,345,719	$74,688,039	$348,040,742
Nonperforming	894,458	2,010,604	1,345,771	4,250,833
	$128,901,442	$147,356,323	$76,033,810	$352,291,575

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing troubled debt restructurings.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of September 30, 2014 and December 31, 2013, troubled debt restructurings totaled $11,749,543 and $13,413,366, respectively.

For each class of financing receivable, the following presents the number and recorded investment of troubled debt restructurings, by type of concession, that were restructured during the three and nine months ended September 30, 2014 and 2013. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended September 30, 2014				For the three months ended September 30, 2013
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Interest rate adjusted below market
Residential Real Estate	-	$-	$-	$-	1	$79,661	$79,661	$24,408
	-	$-	$-	$-	1	$79,661	$79,661	$24,408

CONCESSION - Extension of Maturity
Owner-Occupied Commercial Real Estate	-	$-	$-	$-	1	$61,517	$61,517	$-
Other Non Owner-Occupied Commercial Real Estate	-	-	-	-	7	6,637,835	6,637,835	1,518,303
	-	$-	$-	$-	8	$6,699,352	$6,699,352	$1,518,303

CONCESSION - Other
Residential Real Estate	1	$96,439	$71,760	$7,125	-	$-	$-	$-
	1	$96,439	$71,760	$7,125	-	$-	$-	$-

TOTAL	1	$96,439	$71,760	$7,125	9	$6,779,013	$6,779,013	$1,542,711

	For the nine months ended September 30, 2014				For the nine months ended September 30, 2013
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Significant payment delay
Commercial and Industrial	3	$889,154	$889,154	$239,783	-	$-	$-	$-
Owner-Occupied Commercial Real Estate	-	-	-	-	1	47,958	47,958	-
Direct Financing Leases	1	89,443	89,443	-	-	-	-	-
Residential Real Estate	-	-	-	-	1	91,581	91,581	-
Installment and Other Consumer	-	-	-	-	1	370,000	370,000	-
	4	$978,597	$978,597	$239,783	3	$509,539	$509,539	$-

CONCESSION - Interest rate adjusted below market
Commercial Construction, Land Development, and Other Land	-	$-	$-	$-	1	$337,500	$337,500	$-
Residential Real Estate	-	-	-	-	2	240,288	240,288	24,408
	-	$-	$-	$-	3	$577,788	$577,788	$24,408

CONCESSION - Extension of maturity
Commercial and Industrial	-	$-	$-	$-	3	$809,494	$809,494	$188,700
Owner-Occupied Commercial Real Estate	-	-	-	-	1	61,517	61,517	-
Other Non Owner-Occupied Commercial Real Estate	-	-	-	-	7	6,637,835	6,637,835	1,518,303
Direct Financing Leases	1	70,144	70,144	24,246	-	-	-	-
	1	$70,144	$70,144	$24,246	11	$7,508,846	$7,508,846	$1,707,003

CONCESSION - Other
Commercial and Industrial	1	$427,849	$427,849	$113,449	-	$-	$-	$-
Residential Real Estate	1	$96,439	$71,760	$7,125
	2	$524,288	$499,609	$120,574	-	$-	$-	$-

TOTAL	7	$1,573,029	$1,548,350	$384,603	17	$8,596,173	$8,596,173	$1,731,411

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Of the troubled debt restructurings reported above, three with a post-modification recorded investment totaling $75,767 were on nonaccrual as of September 30, 2014, and ten with post-modification recorded investments totaling $6,087,296 were on nonaccrual as of September 30, 2013.

For the three and nine months ended September 30, 2014 and 2013, none of the Company’s troubled debt restructurings had redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$4,062,665	$3,811,944	$11,959,716	$11,122,319

Less: Preferred stock dividends	-	810,837	1,081,877	2,432,512
Net income attributable to QCR Holdings, Inc. common stockholders	$4,062,665	$3,001,107	$10,877,839	$8,689,807

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.51	$0.52	$1.37	$1.62
Diluted	$0.50	$0.51	$1.35	$1.59

Weighted average common shares outstanding*	7,931,944	5,806,019	7,919,201	5,375,557
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	122,041	109,260	121,217	106,741
Weighted average common and common equivalent shares outstanding	8,053,985	5,915,279	8,040,418	5,482,298

*On December 23, 2013, the Company converted $25.0 million of its outstanding shares of Series E Preferred Stock to common stock, which resulted in the issuance of 2,057,502 shares of common stock.

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

Selected financial information on the Company’s business segments is presented as follows for the three and nine months ended September 30, 2014 and 2013.

	Commercial Banking
		Cedar
	Quad City	Rapids	Rockford	Wealth		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Management	All Other	Eliminations	Total
Three Months Ended September 30, 2014
Total revenue	$12,467,712	$8,801,737	$3,595,245	$2,082,609	$5,526,296	$(5,609,315)	$26,864,284
Net interest income	$9,234,089	$6,179,763	$2,584,613	$-	$(523,134)	$-	$17,475,331
Net income	$2,602,238	$1,861,236	$669,814	$358,997	$4,062,665	$(5,492,285)	$4,062,665
Total assets	$1,274,033,270	$822,348,680	$346,791,265	$-	$212,236,225	$(204,813,887)	$2,450,595,553
Provision for loan/lease losses	$609,657	$331,666	$122,000	$-	$-	$-	$1,063,323
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,720,799	$-	$-	$-	$-	$1,720,799

Three Months Ended September 30, 2013
Total revenue	$12,610,738	$10,006,670	$3,457,684	$1,946,795	$5,398,152	$(5,489,143)	$27,930,896
Net interest income	$8,494,707	$6,883,007	$2,421,255	$-	$(488,633)	$-	$17,310,336
Net income	$2,541,293	$1,941,807	$445,521	$458,813	$3,811,944	$(5,387,434)	$3,811,944
Total assets	$1,248,417,915	$927,667,522	$333,804,180	$-	$214,875,126	$(239,050,305)	$2,485,714,438
Provision for loan/lease losses	$674,984	$580,000	$112,000	$-	$-	$-	$1,366,984
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$3,311,073	$-	$-	$-	$-	$3,311,073

Nine Months Ended September 30, 2014
Total revenue	$36,368,665	$25,816,115	$10,779,962	$6,387,215	$16,016,503	$(16,272,535)	$79,095,925
Net interest income	$27,235,902	$17,820,878	$7,637,029	$-	$(1,403,894)	$-	$51,289,915
Net income	$7,397,943	$5,577,993	$1,755,117	$1,205,204	$11,959,716	$(15,936,257)	$11,959,716
Total assets	$1,274,033,270	$822,348,680	$346,791,265	$-	$212,236,225	$(204,813,887)	$2,450,595,553
Provision for loan/lease losses	$1,779,698	$881,666	$498,000	$-	$-	$-	$3,159,364
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,720,799	$-	$-	$-	$-	$1,720,799

Nine Months Ended September 30, 2013
Total revenue	$36,476,985	$24,911,543	$10,291,554	$5,488,081	$16,570,031	$(14,977,630)	$78,760,564
Net interest income	$25,371,337	$15,905,288	$7,160,723	$-	$(1,227,643)	$-	$47,209,705
Net income	$6,989,589	$5,430,289	$1,261,243	$1,000,558	$11,122,319	$(14,681,679)	$11,122,319
Total assets	$1,248,417,915	$927,667,522	$333,804,180	$-	$214,875,126	$(239,050,305)	$2,485,714,438
Provision for loan/lease losses	$2,052,889	$980,014	$912,000	$-	$-	$-	$3,944,903
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$3,311,073	$-	$-	$-	$-	$3,311,073

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

●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets measured at fair value on a recurring basis comprise the following at September 30, 2014 and December 31, 2013:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2014:
Securities available for sale:
U.S. govt. sponsored agency securities	$306,004,605	$-	$306,004,605	$-
Residential mortgage-backed and related securities	127,779,749	-	127,779,749	-
Municipal securities	31,260,146	-	31,260,146	-
Other securities	1,900,067	317,021	1,583,046	-
Derivative instruments	1,848,119	-	1,848,119	-
	$468,792,686	$317,021	$468,475,665	$-

December 31, 2013:
Securities available for sale:
U.S. govt. sponsored agency securities	$356,472,987	$-	$356,472,987	$-
Residential mortgage-backed and related securities	157,429,451	-	157,429,451	-
Municipal securities	35,958,857	-	35,958,857	-
Other securities	1,897,163	317,698	1,579,465	-
	$551,758,458	$317,698	$551,440,760	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three and nine months ended September 30, 2014 and 2013.

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

Assets measured at fair value on a non-recurring basis comprise the following at September 30, 2014 and December 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2014:
Impaired loans/leases	$13,616,631	$-	$-	$13,616,631
Other real estate owned	11,534,235	-	-	11,534,235
	$25,150,866	$-	$-	$25,150,866

December 31, 2013:
Impaired loans/leases	$9,009,557	$-	$-	$9,009,557
Other real estate owned	10,507,377	-	-	10,507,377
	$19,516,934	$-	$-	$19,516,934

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitave Information about Level Fair Value Measurments
	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2014:
Impaired loans/leases	$13,616,631	Appraisal of collateral	Appraisal adjustments	-10.00% to -50.00%
Other real estate owned	11,534,235	Appraisal of collateral	Appraisal adjustments	0.00% to -35.00%

	Quantitave Information about Level Fair Value Measurments
	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2013:
Impaired loans/leases	$9,009,557	Appraisal of collateral	Appraisal adjustments	-10.00% to -50.00%
Other real estate owned	10,507,377	Appraisal of collateral	Appraisal adjustments	0.00% to -35.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For the impaired loans/leases and other real estate owned, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the three and nine months ended September 30, 2014 and 2013.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of September 30, 2014		As of December 31, 2013
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Cash and due from banks	Level 1	$42,326,177	$42,326,177	$41,950,790	$41,950,790
Federal funds sold	Level 2	29,760,000	29,760,000	39,435,000	39,435,000
Interest-bearing deposits at financial institutions	Level 2	34,631,773	34,631,773	33,044,917	33,044,917
Investment securities:
Held to maturity	Level 3	185,840,139	185,936,051	145,451,895	138,640,105
Available for sale	See Previous Table	466,944,567	466,944,567	551,758,458	551,758,458
Loans/leases receivable, net	Level 3	12,607,992	13,616,631	8,342,182	9,009,557
Loans/leases receivable, net	Level 2	1,537,493,236	1,544,453,008	1,430,489,328	1,441,952,443
Derivative instruments	Level 2	1,848,119	1,848,119	-	-
Deposits:
Nonmaturity deposits	Level 2	1,298,921,913	1,298,921,913	1,256,209,352	1,256,209,352
Time deposits	Level 2	414,945,479	416,050,000	390,781,891	391,923,000
Short-term borrowings	Level 2	162,186,698	162,186,698	149,292,967	149,292,967
Federal Home Loan Bank advances	Level 2	196,500,000	202,507,000	231,350,000	241,623,000
Other borrowings	Level 2	151,455,209	160,531,000	142,448,362	152,761,000
Junior subordinated debentures	Level 2	40,389,809	28,457,573	40,289,830	28,094,228

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

During the second quarter of 2014, the Company executed and designated two interest rate cap derivatives as cash flow hedges of short-term FHLB advances. The short-term FHLB advance rates will fluctuate with rate movements; therefore the Bank determined it was necessary to hedge against this increase in interest expense in a rising rate environment. The caps purchased will essentially set a ceiling on the rate paid on the FHLB advances, minimizing the risk associated with rate increases.

Below is a summary of the interest rate cap derivatives held by the Company as of September 30, 2014. An initial premium of $2.1 million was paid for the two caps. The fair value of these instruments will fluctuate with market value changes, as well as amortization of the initial premium to interest expense.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Effective Date	Maturity Date	Balance Sheet Location	Notional Amount	Accounting Treatment	Fair Value
June 5, 2014	June 5, 2019	Other Assets	$15,000,000	Cash Flow Hedging	$751,668
June 5, 2014	June 5, 2021	Other Assets	15,000,000	Cash Flow Hedging	1,096,451
			$30,000,000		$1,848,119

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges to the extent they are effective hedges, are recorded as a component of accumulated other comprehensive income. The following is a summary of how accumulated other comprehensive income was impacted during the reporting periods:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Unrealized loss at beginning of period	$(251,149)	$-
Amount reclassified from accumulated other comprehensive income to noninterest income	(10,968)	(10,968)
Amount of gain (loss) recognized in other comprehensive income	109,692	(141,457)
Unrealized loss at end of period	$(152,425)	$(152,425)

Changes in the fair value related to the ineffective portion of cash flow hedges, are reported in noninterest income during the period of the change. As shown in the table above, $10,968 of the change in fair value, both for the current period and year-to-date, was due to ineffectiveness.

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

OVERVIEW

The Company recognized net income of $4.1 million for the quarter ended September 30, 2014 and reported diluted earnings per common share of $0.50. By comparison, for the third quarter of 2013, the Company recognized net income of $3.8 million, which included $389 thousand of acquisition costs related to the acquisition of CNB. After preferred stock dividends of $811 thousand, the Company reported net income attributable to common stockholders of $3.0 million, or diluted earnings per common share of $0.51 for the third quarter of 2013.

Following is a table that represents the various net income measurements for the Company.

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net income	$4,062,665	$3,811,944	$11,959,716	$11,122,319
Less: Preferred stock dividends	-	810,837	1,081,877	2,432,512
Net income attributable to QCR Holdings, Inc. common stockholders	$4,062,665	$3,001,107	$10,877,839	$8,689,807

Diluted earnings per common share	$0.50	$0.51	$1.35	$1.59

Weighted average common and common equivalent outstanding*	8,053,985	5,915,279	8,040,418	5,482,298

*On December 23, 2013, the Company converted $25.0 million of its outstanding shares of Series E Preferred Stock to common stock, which resulted in the issuance of 2,057,502 shares of common stock.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended			For the nine months ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net interest income	$17,475,331	$16,965,343	$17,310,336	$51,289,915	$47,209,705
Provision for loan/lease losses	(1,063,323)	(1,001,879)	(1,366,984)	(3,159,364)	(3,944,903)
Noninterest income	5,067,642	5,344,213	5,934,653	15,158,696	18,087,438
Noninterest expense	(16,388,109)	(16,106,529)	(17,027,268)	(48,635,058)	(46,220,117)
Federal and state income tax	(1,028,876)	(1,193,312)	(1,038,793)	(2,694,473)	(4,009,804)
Net income	$4,062,665	$4,007,836	$3,811,944	$11,959,716	$11,122,319

In comparing quarter-over-quarter, following are some noteworthy changes in the Company’s financial results:

●	Provision for loan/lease losses increased 6% compared to the second quarter of 2014 and decreased 22% from the third quarter of 2013.
●	Noninterest income decreased 5% compared to the second quarter of 2014. A decrease in gains on the sale of government guaranteed portions of loans accounted for a large portion of this change.
●	Noninterest expense increased 2% compared to the second quarter of 2014.
●	Federal and state income tax expense decreased 14% compared to the second quarter of 2014.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME

Net interest income, on a tax equivalent basis, increased $505 thousand, or 3%, to $18.5 million for the quarter ended September 30, 2014, from $18.0 million for the same period of 2013. Net interest income improved primarily as the result of:

●	Organic loan/lease growth,
●	Further diversification of the Company’s securities portfolio with increased investment in tax-exempt municipal securities, and
●	Continued reductions in the cost of deposits.

A comparison of yields, spread and margin from the third quarter of 2013 to the third quarter of 2014 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 2 basis points.
●	The average cost of interest-bearing liabilities decreased 7 basis points.
●	The net interest spread increased 9 basis points from 2.81% to 2.90%.
●	The net interest margin improved 8 basis points from 3.07% to 3.15%.

Net interest income, on a tax equivalent basis, increased $5.0 million, or 10%, to $54.1 million for the first three quarters of 2014, from $49.1 million for the first three quarters of 2013. The increase in net interest income was primarily driven by the acquisition of CNB in May 2013, as well as by the additional items listed above.

A comparison of yields, spread and margin from the first three quarters of 2013 to the first three quarters of 2014 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets was flat at 3.86%.
●	The average cost of interest-bearing liabilities decreased 12 basis points.
●	The net interest spread increased 12 basis points from 2.74% to 2.86%.
●	The net interest margin improved 10 basis points from 3.03% to 3.13%.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended September 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$23,894	$8	0.13%	$24,208	$9	0.15%
Interest-bearing deposits at financial institutions	45,614	66	0.57%	40,416	73	0.72%
Investment securities (1)	673,416	4,644	2.74%	717,195	4,043	2.24%
Restricted investment securities	16,210	128	3.13%	16,279	144	3.51%
Gross loans/leases receivable (1) (2) (3)	1,572,638	18,003	4.54%	1,529,771	18,440	4.78%

Total interest earning assets	$2,331,772	$22,849	3.89%	$2,327,869	$22,709	3.87%

Noninterest-earning assets:
Cash and due from banks	$44,815			$44,349
Premises and equipment	36,191			39,067
Less allowance for estimated losses on loans/leases	(23,355)			(21,401)
Other	77,768			66,283

Total assets	$2,467,191			$2,456,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$751,808	$466	0.25%	$759,851	$625	0.33%
Time deposits	415,693	702	0.67%	452,751	769	0.67%
Short-term borrowings	164,161	65	0.16%	144,606	57	0.16%
Federal Home Loan Bank advances	216,311	1,497	2.75%	205,613	1,705	3.29%
Junior subordinated debentures	40,373	311	3.06%	40,222	329	3.25%
Other borrowings	151,508	1,280	3.35%	142,697	1,201	3.34%

Total interest-bearing liabilities	$1,739,854	$4,321	0.99%	$1,745,740	$4,686	1.06%

Noninterest-bearing demand deposits	$559,614			$525,708
Other noninterest-bearing liabilities	31,320			38,681
Total liabilities	$2,330,788			$2,310,129

Stockholders' equity	136,403			146,038

Total liabilities and stockholders' equity	$2,467,191			$2,456,167

Net interest income		$18,528			$18,023

Net interest spread			2.90%			2.81%

Net interest margin			3.15%			3.07%

Ratio of average interest-earning assets to average interest-bearing liabilities	134.02%			133.35%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the three months ended September 30, 2014

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2014 vs. 2013
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(1)	$(1)	$-
Interest-bearing deposits at financial institutions	(7)	(49)	42
Investment securities (2)	601	2,010	(1,409)
Restricted investment securities	(16)	(15)	(1)
Gross loans/leases receivable (3) (4)	(437)	(2,914)	2,477

Total change in interest income	$140	$(969)	$1,109

INTEREST EXPENSE
Interest-bearing deposits	$(159)	$(153)	$(6)
Time deposits	(67)	(5)	(62)
Short-term borrowings	8	0	8
Federal Home Loan Bank advances	(208)	(694)	486
Junior subordinated debentures	(18)	(26)	8
Other borrowings	79	5	74

Total change in interest expense	$(365)	$(873)	$508

Total change in net interest income	$505	$(96)	$601

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the nine months ended September 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$15,737	$15	0.13%	$11,656	$13	0.15%
Interest-bearing deposits at financial institutions	59,145	228	0.52%	37,803	194	0.69%
Investment securities (1)	699,405	14,063	2.69%	693,547	11,742	2.26%
Restricted investment securities	16,688	397	3.18%	16,075	399	3.32%
Gross loans/leases receivable (1) (2) (3)	1,518,867	52,063	4.58%	1,409,066	50,221	4.77%

Total interest earning assets	$2,309,842	$66,766	3.86%	$2,168,147	$62,569	3.86%

Noninterest-earning assets:
Cash and due from banks	$44,350			$42,016
Premises and equipment	36,482			35,322
Less allowance for estimated losses on loans/leases	(22,708)			(21,272)
Other	74,372			72,292

Total assets	$2,442,338			$2,296,505

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$729,516	$1,366	0.25%	$651,895	$1,430	0.29%
Time deposits	392,493	2,006	0.68%	400,844	2,257	0.75%
Short-term borrowings	158,821	177	0.15%	171,838	225	0.18%
Federal Home Loan Bank advances	226,055	4,549	2.69%	208,319	5,164	3.31%
Junior subordinated debentures	40,339	923	3.06%	39,235	832	2.84%
Other borrowings	145,977	3,626	3.32%	140,333	3,555	3.39%

Total interest-bearing liabilities	$1,693,201	$12,647	1.00%	$1,612,464	$13,463	1.12%

Noninterest-bearing demand deposits	$573,943			$505,017
Other noninterest-bearing liabilities	32,195			34,393
Total liabilities	$2,299,339			$2,151,874

Stockholders' equity	142,999			144,631

Total liabilities and stockholders' equity	$2,442,338			$2,296,505

Net interest income		$54,119			$49,106

Net interest spread			2.86%			2.74%

Net interest margin			3.13%			3.03%

Ratio of average interest-earning assets to average interest-bearing liabilities	136.42%			134.46%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the nine months ended September 30, 2014

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2014 vs. 2013
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$2	$(3)	$5
Interest-bearing deposits at financial institutions	34	(79)	113
Investment securities (2)	2,321	2,221	100
Restricted investment securities	(2)	(22)	20
Gross loans/leases receivable (3) (4)	1,842	(2,839)	4,681

Total change in interest income	$4,197	$(722)	$4,919

INTEREST EXPENSE
Interest-bearing deposits	$(64)	$(287)	$223
Time deposits	(251)	(205)	(46)
Short-term borrowings	(48)	(32)	(16)
Federal Home Loan Bank advances	(615)	(1,233)	618
Junior subordinated debentures	91	67	24
Other borrowings	71	(102)	173

Total change in interest expense	$(816)	$(1,792)	$976

Total change in net interest income	$5,013	$1,070	$3,943

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases (“allowance”). The Company’s allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses (“provision”) in the statement of income to change the allowance if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance. Although management believes the level of the allowance as of September 30, 2014 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income decreased $200 thousand, or 1%, comparing the third quarter of 2014 to the same period of 2013. For the first three quarters of 2014, interest income grew $3.3 million, or 5%, compared to the first three quarters of 2013. The majority of this growth was the result of the acquisition of CNB and the addition of its earning assets. Secondarily, the Company’s three legacy charters had success growing loans and leases over the last twelve months. Overall, the Company’s earning assets increased a total of $145.8 million, comparing September 30, 2014 to September 30, 2013. The securities portfolio yield continued to increase (from 2.24% for the third quarter of 2013 to 2.74% for the third quarter of 2014 and from 2.26% for the first three quarters of 2013 to 2.69% for the first three quarters of 2014) as the Company continued to focus on diversifying its securities portfolio, including increasing its portfolio of agency-sponsored mortgage-backed securities as well as tax-exempt municipal securities, in an effort to increase interest income. Of the latter, all are located in the Midwest with strong underwriting conducted before investment.

The Company intends to continue to grow quality loans and leases as well as to diversify the securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the third quarter of 2014 decreased $365 thousand, or 8%, from the third quarter of 2013. For the first three quarters of 2014, interest expense decreased $816 thousand, or 6%, compared to the first three quarters of 2013. Considering the growth of interest-bearing liabilities (average balances grew $81 million, or 5%, from September 30, 2013 to September 30, 2014) from the acquisition of CNB as well as organic growth at the Company’s legacy charters, the Company has been successful in maintaining pricing discipline on deposits and decreasing the cost of borrowings, which has more than offset the growth impact and contributed to the net decline in interest expense. Management has placed a strong focus on reducing the reliance on long-term wholesale funding as it tends to be higher cost than deposits. In recent years, the majority of maturing wholesale funds have been replaced by core deposits, or, to a lesser extent, have been replaced by new wholesale funds at significantly reduced cost. Continuing this trend will strengthen the Company’s franchise value, reduce funding costs, and increase fee income opportunities through deposit service charges.

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

The provision totaled $1.1 million for the third quarter of 2014, which was up $61 thousand from the prior quarter, and down $304 thousand from the third quarter of 2013. The provision totaled $3.2 million for the first nine months of 2014, compared to $3.9 million for the first nine months of 2013. The Company had net charge-offs of $1.4 million for the third quarter of 2014 which, when coupled with the provision of $1.1 million, decreased the Company’s allowance to $22.8 million at September 30, 2014. As of September 30, 2014, the Company’s allowance to total loans/leases was 1.45%, which was down from 1.49% at June 30, 2014, and up from 1.43% at September 30, 2013.

A more detailed discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change

Trust department fees	$1,355,700	$1,312,349	$43,351	3.3%
Investment advisory and management fees	726,908	634,446	92,462	14.6
Deposit service fees	1,168,961	1,228,685	(59,724)	(4.9)
Gains on sales of residential real estate loans	120,627	184,596	(63,969)	(34.7)
Gains on sales of government guaranteed portions of loans	158,736	338,338	(179,602)	(53.1)
Earnings on bank-owned life insurance	434,065	466,028	(31,963)	(6.9)
Subtotal	$3,964,997	$4,164,442	$(199,445)	(4.8)
Gains (losses) on other real estate owned, net	30,596	(36,745)	67,341	(183.3)
Securities gains, net	19,429	416,936	(397,507)	(95.3)
Other	1,052,620	1,390,020	(337,400)	(24.3)
Total noninterest income	$5,067,642	$5,934,653	$(867,011)	(14.6)%

	Nine Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change

Trust department fees	$4,300,456	$3,549,200	$751,257	21.2%
Investment advisory and management fees	2,086,758	1,938,881	147,877	7.6
Deposit service fees	3,306,769	3,190,731	116,038	3.6
Gains on sales of residential real estate loans	317,085	722,368	(405,283)	(56.1)
Gains on sales of government guaranteed portions of loans	860,923	1,949,300	(1,088,377)	(55.8)
Earnings on bank-owned life insurance	1,276,901	1,328,598	(51,698)	(3.9)
Subtotal	$12,148,892	$12,679,078	$(530,186)	(4.2)
Losses on other real estate owned, net	(114,109)	(566,714)	452,605	(79.9)
Securities gains, net	40,625	433,396	(392,771)	(90.6)
Bargain purchase gain on Community National acquisition	-	1,841,385	(1,841,385)	(100.0)
Other	3,083,288	3,700,293	(617,005)	(16.7)
Total noninterest income	$15,158,696	$18,087,438	$(2,928,742)	(16.2)%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Trust department fees continue to be a significant contributor to noninterest income. Trust department fees grew 3% from the third quarter of 2013 to the third quarter of 2014, and grew 21% from the first nine months of 2013 to the first nine months of 2014. Part of the increase stems from the addition of CNB’s trust department, which recognized $225 thousand of trust department fees for the third quarter of 2014 and $747 thousand of trust department fees for the first nine months of 2014. The majority of the trust department fees are determined based on the value of the investments within the managed trusts. As markets have strengthened with the national economy’s continued recovery from recession, the Company’s fee income has experienced similar growth. Additionally, the Company has been successful in organically expanding its customer base at its legacy charters, which has helped drive the recent increases in trust department fee income.

In recent years, the Company has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as the leverage of and collaboration among existing resources (including the aforementioned trust department). Fee income for investment advisory and management services grew 15% comparing the third quarter of 2014 to the same period of 2013, and grew 8% comparing the first nine months of 2014 to the first nine months of 2013. Similar to trust department fees, these fees are largely determined based on the value of the investments managed. Continued expansion of the customer base in the Company’s legacy markets has helped drive the recent increases in investment advisory and management services fee income. CNB did not provide investment advisory and management services; however, the Company is in the process of leveraging its existing infrastructure to efficiently offer these services in the communities previously served by CNB and now served by CRBT through Community Bank & Trust.

As management focuses on growing fee income, expanding market share in trust and investment advisory services across all of the Company’s markets will continue to be a primary strategic focus.

Deposit service fees contracted 5% comparing the third quarter of 2014 to the same period in 2013, due to a decrease in non-sufficient funds, overdrafts, and related fees, while expanding 4% comparing the first nine months of 2014 to the same period in 2013. Most of the year-over-year growth is attributable to the acquisition of CNB and its deposit portfolio. Additionally, the Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans fell 35% comparing the third quarter of 2014 to the third quarter of 2013, and fell 56% when comparing the first nine months of 2014 to the same period in 2013. With the sustained historically low interest rate environment, refinancing activity has slowed as many of the Company’s existing and prospective customers have already executed a refinancing.

The Company’s gains on the sale of government guaranteed portions of loans for the third quarter of 2014 totaled $159 thousand. Gains totaled $861 thousand for the first nine months of 2014, down 56% from the same period of 2013. Sales activity for government guaranteed portions of loans tends to fluctuate depending on the demand for small business loans that fit the criteria for the government guarantee. Further, some of the transactions can be large and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can be large. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing. Despite the fluctuation, this remains a core strategy for the Company and the pipelines for small business loans are active.

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

The following table sets forth the various categories of other noninterest income for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change

Debit card fees	$251,600	$265,000	$(13,400)	(5.1)%
Correspondent banking fees	295,149	214,310	80,839	37.7
Participation service fees on commercial loan participations	218,268	213,747	4,521	2.1
Income earned on other real estate owned	96,692	11,692	85,000	727.0
Credit card issuing fees, net of processing costs	75,691	57,538	18,153	31.5
Gain on the disposal of leased assets	88,589	37,644	50,945	135.3
Fees on interest rate swaps on commercial loans	-	44,240	(44,240)	(100.0)
Lawsuit Award	-	444,732	(444,732)	(100.0)
Miscellaneous	26,631	101,117	(74,486)	(73.7)
Other noninterest income	$1,052,620	$1,390,020	$(337,400)	(24.3)%

	Nine Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change

Debit card fees	$763,005	$752,100	$10,905	1.4%
Correspondent banking fees	745,794	535,914	209,880	39.2
Participation service fees on commercial loan participations	632,469	563,217	69,252	12.3
Income earned on other real estate owned	327,735	16,701	311,034	1,862.4
Credit card issuing fees, net of processing costs	258,074	192,509	65,565	34.1
Gain on the disposal of leased assets	107,812	79,900	27,912	34.9
Fees on interest rate swaps on commercial loans	62,000	50,960	11,040	21.7
Gain on sale of credit card loan portfolio	-	495,405	(495,405)	(100.0)
Gain on sale of credit card issuing operations	-	355,268	(355,268)	(100.0)
Lawsuit Award	-	444,732	(444,732)	(100.0)
Miscellaneous	186,399	213,587	(27,188)	(12.7)
Other noninterest income	$3,083,288	$3,700,293	$(617,005)	(16.7)%

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees decreased 5% comparing the third quarter of 2014 to the third quarter of 2013, and increased 1% comparing the first nine months of 2014 to the first nine months of 2013. As an opportunity to maximize fees, the Company’s legacy charters offer a deposit product with a modest increased interest rate that incentivizes debit card activity. Offering a similar product in the Company’s newest markets, Waterloo and Cedar Falls, Iowa, is currently under strategic review.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Correspondent banking fees increased 38% comparing the third quarter of 2014 to the third quarter of 2013, and increased 39% comparing the first nine months of 2014 to the first nine months of 2013. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund additional loan growth as well as a steady source of fee income.

Participation service fees on commercial loan participations represent fees paid annually to the Company by the participant(s) to cover servicing expenses incurred by the Company. The fee is generally 25 basis points of the participated loan amount. Additionally, the Company receives a mandated 1% servicing fee on the sold portion of government guaranteed loans. Participation service fees grew 2% comparing the third quarter of 2014 to the third quarter of 2013, and grew 12% comparing the first nine months of 2014 to the first nine months of 2013. A portion of this growth is the result of the acquisition of CNB’s participated loan portfolio as well as organic growth of commercial loan participations across the Company’s legacy charters.

Income earned on other real estate owned is comprised mostly of rental income on properties that the Company has repossessed. In accordance with accounting rules, all revenues recognized and expenses incurred from these types of properties must be accounted for on a gross basis; therefore, the increased revenue helps to offset holding expenses (mostly loan/lease expense and professional fees) related to maintaining the properties until they are sold.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and nine months ended September, 2014 and 2013.

	Three Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change

Salaries and employee benefits	$10,358,783	$9,802,712	$556,071	5.7%
Occupancy and equipment expense	1,805,949	1,914,996	(109,047)	(5.7)
Professional and data processing fees	1,530,139	1,902,799	(372,660)	(19.6)
FDIC and other insurance	711,792	712,954	(1,162)	(0.2)
Loan/lease expense	184,908	396,477	(211,569)	(53.4)
Advertising and marketing	555,076	406,085	148,991	36.7
Postage and telephone	146,759	276,580	(129,821)	(46.9)
Stationery and supplies	138,377	143,226	(4,849)	(3.4)
Bank service charges	337,067	306,539	30,528	10.0
Subtotal	$15,768,850	$15,862,368	$(93,518)	(0.6)
Acquisition and data conversion costs	-	388,663	(388,663)	(100.0)
Other	619,259	776,237	(156,978)	(20.2)
Total noninterest expense	$16,388,109	$17,027,268	$(639,159)	(3.8)%

	Nine Months Ended
	September 30, 2014	September 30, 2013	$ Change	% Change

Salaries and employee benefits	$30,298,892	$27,731,628	$2,567,264	9.3%
Occupancy and equipment expense	5,539,208	4,930,707	608,501	12.3
Professional and data processing fees	4,518,460	4,481,613	36,847	0.8
FDIC and other insurance	2,121,907	1,896,255	225,652	11.9
Loan/lease expense	908,036	893,436	14,600	1.6
Advertising and marketing	1,394,211	1,082,694	311,517	28.8
Postage and telephone	695,555	752,882	(57,327)	(7.6)
Stationery and supplies	435,763	404,614	31,149	7.7
Bank service charges	959,496	866,379	93,117	10.7
Subtotal	$46,871,528	$43,040,208	$3,831,320	8.9
Acquisition and data conversion costs	-	1,177,567	(1,177,567)	(100.0)
Other	1,763,530	2,002,342	(238,812)	(11.9)
Total noninterest expense	$48,635,058	$46,220,117	$2,414,941	5.2%

Management places a strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency. The addition of CNB’s cost structure impacted the Company’s noninterest expenses. Management successfully executed on its integration plan for CNB over the second half of 2013 to help increase efficiency and realize cost savings.

Salaries and employee benefits, which was the largest component of noninterest expense, increased from the third quarter of 2013 to the third quarter of 2014 by 6%. This increase was largely the result of:

●	The addition of CNB’s cost structure.
●	Customary annual salary and benefits increases for the majority of the Company’s employee base in 2014.
●	Continued increases in health insurance-related employee benefits for the majority of the Company’s employee base.
●	Higher accrued incentive compensation based on loan/lease and deposit growth for the first nine months of 2014.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Occupancy and equipment expense increased for the year to date with the addition of CNB’s branch network. Additionally, throughout 2013, the Company purchased additional technology for enhanced customer service and for improved fraud detection and prevention systems. The third quarter of 2013 also included a one-time item related to the termination of a lease agreement totaling approximately $183 thousand.

Professional and data processing fees stayed relatively flat from the prior year, however they decreased significantly when comparing the third quarter of 2014 to the same period of 2013 due to reduced legal expenses. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

FDIC and other insurance expense has generally fallen over the past several years since the FDIC modified its assessment calculation to more closely align with bank performance and risk. The increase from the prior year was primarily attributable to the addition of CNB’s assets, as well as growth at the Company’s three legacy charters.

Loan/lease expense decreased 53% comparing the third quarter of 2014 to the same quarter of 2013, and increased 2% comparing the first nine months of 2014 to the same period of 2013. Some of the increase was the result of the addition of CNB’s cost structure. In addition, the Company incurred elevated levels of expense at the legacy banks for certain existing nonperforming loans as workouts progressed. Generally, loan/lease expense has a direct relationship with the level of nonperforming loans/leases; however, it may deviate depending upon the individual nonperforming loans/leases. Management expects these historically elevated levels of expense to continue to decline in line with the declining trend in nonperforming loans/leases. Additionally, a portion of these expenses are offset by the increase in income earned on other real estate owned, as the income and expense related to repossessed properties must be recognized on a gross basis.

The Company incurred additional expenses for advertising and marketing compared to the prior year. Most of the increase was due to the addition of CNB’s advertising and marketing costs, including the cost of rebranding CNB to Community Bank & Trust.

Bank service charges, which include costs incurred to provide services to QCBT’s correspondent banking customer portfolio, have increased over the past several quarters. The increase is due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio over recent years. Moreover, the addition of CNB’s items processing has added expense in this category.

With the acquisition of CNB on May 13, 2013, the Company incurred acquisition costs totaling $389 thousand for the third quarter of 2013 and $1.2 million for the first nine months of 2013 as the Company incurred professional fees (legal, investment banking, and accounting) in preparation for the closing of the acquisition. In accordance with generally accepted accounting principles, the Company expensed these costs as incurred.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INCOME TAXES

The provision for income taxes totaled $1.0 million, or an effective tax rate of 20%, for the third quarter of 2014 compared to $1.0 million, or an effective tax rate of 21%, for the same quarter of 2013. For the first nine months of 2014, the provision for income taxes totaled $2.7 million, or an effective tax rate of 18%, compared to $4.0 million, or an effective tax rate of 26%, for the same period of 2013. The decline in effective tax rate was partly the result of continued growth in nontaxable income from increased investments in tax-exempt municipal securities, as the Company grew its portfolio of tax-exempt municipal securities by 30% from September 30, 2013 to September 30, 2014. The growth in nontaxable income outpaced the growth in taxable income which helped reduce the effective tax rate. Additionally, the Company recognized a one-time tax benefit in the first quarter of 2014 of $359 thousand as a result of the finalization of the tax issues related to the Community National acquisition following the filing of the acquired entity’s final tax returns.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	September 30, 2014		June 30, 2014		December 31, 2013		September 30, 2013

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$106,718	4%	$113,569	5%	$114,431	5%	$122,779	5%
Securities	652,785	27%	682,122	28%	697,210	29%	703,699	28%
Net loans/leases	1,550,101	63%	1,526,301	62%	1,438,832	60%	1,517,321	61%
Other assets	140,992	6%	142,847	5%	144,480	6%	141,915	6%
Total assets	$2,450,596	100%	$2,464,839	100%	$2,394,953	100%	$2,485,714	100%

Total deposits	$1,713,867	70%	$1,677,368	69%	$1,646,991	68%	$1,741,832	70%
Total borrowings	550,532	22%	619,031	25%	563,381	24%	557,513	22%
Other liabilities	48,017	2%	33,797	1%	37,004	2%	38,416	2%
Total stockholders' equity	138,180	6%	134,643	5%	147,577	6%	147,953	6%
Total liabilities and stockholders' equity	$2,450,596	100%	$2,464,839	100%	$2,394,953	100%	$2,485,714	100%

During the third quarter of 2014, the Company’s total assets decreased $14.2 million, or 1%, to a total of $2.45 billion. Net loans/leases grew $23.8 million, or 2%, while securities decreased $29.3 million, or 4%. A majority of the loan growth was funded through the sale of securities.

Other liabilities increased $14.2 million, or 42%, comparing the third quarter of 2014 to the second quarter of 2014. Most of this increase was attributable to an accrual of $9.8 million recorded in September 2014 representing the amount due to broker for a bond purchase that had a trade date before September 30, 2014 but a settlement date in October of 2014.

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

Following is a breakdown of the Company’s securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	September 30, 2014		June 30, 2014		December 31, 2013		September 30, 2013
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$306,005	47%	$325,620	48%	$356,473	51%	$367,525	52%
Municipal securities	216,050	33%	199,595	29%	180,361	26%	166,771	24%
Residential mortgage-backed and related securities	127,780	20%	153,895	23%	157,429	23%	166,545	24%
Other securities	2,950	0%	3,012	0%	2,947	0%	2,858	0%
	$652,785	100%	$682,122	100%	$697,210	100%	$703,699	100%

As a % of Total Assets	26.64%		27.83%		29.11%		28.31%
Net Unrealized Losses as a % of Amortized Cost	-1.12%		-1.03%		-4.02%		-3.10%
Duration (in years)	4.6		4.4		4.7		4.5

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

LOANS/LEASES. Total loans/leases grew 1% during the third quarter of 2014, and 8% over the first nine months of 2014. Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more commercial and industrial loans, owner-occupied commercial real estate loans, and leases and fewer non owner-occupied commercial real estate and construction loans. The addition of CNB’s portfolio helped maintain this shift in mix as CNB’s portfolio mix was similar to that of the Company’s three legacy banks. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	September 30, 2014		June 30, 2014		December 31, 2013		September 30, 2013
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Commercial and industrial loans	$479,747	31%	$480,494	31%	$431,688	30%	$471,257	31%
Commercial real estate loans	697,728	45%	683,376	44%	671,753	46%	714,701	46%
Direct financing leases	162,476	10%	155,004	10%	128,902	9%	121,268	8%
Residential real estate loans	154,954	10%	153,200	10%	147,356	10%	150,825	10%
Installment and other consumer loans	71,760	5%	71,443	5%	76,034	5%	77,226	5%

Total loans/leases	$1,566,665	100%	$1,543,517	100%	$1,455,733	100%	$1,535,277	100%

Plus deferred loan/lease origination costs, net of fees	6,204		5,851		4,547		4,106
Less allowance for estimated losses on loans/leases	(22,768)		(23,067)		(21,448)		(22,062)

Net loans/leases	$1,550,101		$1,526,301		$1,438,832		$1,517,321

Because commercial real estate loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio. For example, management tracks the level of owner-occupied commercial real estate loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of September 30, 2014 and December 31, 2013, approximately 36% and 39%, respectively, of the commercial real estate loan portfolio was owner-occupied.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company’s commercial real estate loan portfolio as of September 30, 2014 and December 31, 2013:

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2014		2014		2013		2013
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Nonresidential Buildings	$239,600	34%	$235,187	34%	$229,284	34%	$230,692	33%
Lessors of Residential Buildings	68,409	10%	65,237	10%	64,659	10%	80,507	11%
Land Subdivision	24,518	4%	28,234	4%	29,117	4%	29,940	4%
Nursing Care Facilities	19,853	3%	22,626	3%	19,212	3%	16,784	2%
Hotels	16,990	2%	20,207	3%	20,975	3%	22,808	3%
Lessors of Other Real Estate Property	16,675	2%	16,642	3%	15,509	2%	15,221	2%
New Car Dealers	16,473	2%	16,010	2%	16,597	2%	22,730	3%
Other *	295,210	43%	279,233	41%	276,400	42%	296,019	42%

Total Commercial Real Estate Loans	$697,728	100%	$683,376	100%	$671,753	100%	$714,701	100%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES. Changes in the allowance for the three and nine months ended September 30, 2014 and 2013 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

	(dollars in thousands)		(dollars in thousands)

Balance, beginning	$23,067	$21,156	$21,448	$19,925
Provisions charged to expense	1,063	1,367	3,160	3,945
Loans/leases charged off	(1,731)	(928)	(2,487)	(2,563)
Recoveries on loans/leases previously charged off	369	467	647	755
Balance, ending	$22,768	$22,062	$22,768	$22,062

The allowance was $22.8 million at September 30, 2014 compared to $21.4 million at December 31, 2013 and $22.1 million at September 30, 2013. Net charge-offs of loans/leases for the first nine months of 2014 was 12 basis points of average loans/leases which compares favorably to 13 basis points of average loans/leases for the first nine months of 2013. The allowance was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated worse than “fair quality” and carrying aggregate exposure in excess of $100 thousand. The adequacy of the allowance is monitored by the loan review staff and reported to management and the board of directors.

The Company’s levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013

	(dollars in thousands)

Special Mention (Rating 6)	$23,964	$34,306	$24,572	$29,646
Substandard (Rating 7)	48,367	53,409	43,508	50,206
Doubtful (Rating 8)	-	-	-	202
	$72,331	$87,715	$68,080	$80,054

Criticized Loans **	$72,331	$87,715	$68,080	$80,054
Classified Loans ***	$48,367	$53,409	$43,508	$50,408

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company experienced a modest increase in criticized and classified loans during the first nine months of 2014, as compared to December 31, 2013, which also translated to an increase in nonperforming loans. Nonperforming loans/leases increased $8.0 million during the same period. The ratio of the Company’s performing delinquent loans/leases (as defined as those past due 30 days or more and accruing) to total loans/leases has improved over the first nine months of 2014 (24 basis points of total loans/leases at September 30, 2014, which is down from 53 basis points of total loans/leases at December 31, 2013). The Company continues its strong focus on improving credit quality, including close management of criticized and classified loans as well as performing delinquent loans/leases, in an effort to limit translation to impairment and growth in nonperforming loans/leases.

The following table summarizes the trend in the allowance as a percentage of gross loans/leases and as a percentage of nonperforming loans/leases.

	As of
	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013

Allowance / Gross Loans/Leases	1.45%	1.49%	1.47%	1.43%
Allowance / Nonperforming Loans/Leases *	79.83%	115.68%	104.70%	88.51%

*Nonperforming loan/leases consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing troubled debt restructurings.

In accordance with generally accepted accounting principles for acquisition accounting, the acquired CNB loans were recorded at market value; therefore, there was no allowance associated with CNB’s loans at acquisition, which caused a drop in the Company’s allowance to total loans/leases percentage during the second quarter of 2013.

Although management believes that the allowance at September 30, 2014 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s allowance for estimated losses on loans/leases.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS. The table below presents the amounts of nonperforming assets.

	As of September 30,	As of June 30,	As of December 31,	As of September 30,	As of December 31,
	2014	2014	2013	2013	2012

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$26,337	$17,652	$17,878	$22,126	$17,932
Accruing loans/leases past due 90 days or more	55	104	84	61	159
Troubled debt restructurings - accruing	2,129	2,184	2,523	2,739	7,300
Total nonperforming loans/leases	28,521	19,940	20,485	24,926	25,391
Other real estate owned	10,680	10,951	9,729	8,496	3,955
Other repossessed assets	210	290	346	255	212
Total nonperforming assets	$39,411	$31,181	$30,560	$33,677	$29,558

Nonperforming loans/leases to total loans/leases	1.81%	1.29%	1.40%	1.62%	1.97%
Nonperforming assets to total loans/leases plus reposessed property	2.49%	2.00%	2.08%	2.18%	2.29%
Nonperforming assets to total assets	1.61%	1.27%	1.28%	1.35%	1.41%
Texas ratio (3)	25.13%	20.23%	18.43%	20.44%	18.68%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)

Includes troubled debt restructurings of $9.6 million at September 30, 2014, $9.8 million at June 30, 2014, $10.9 million at December 31, 2013, $13.7 million at September 30, 2013, and $5.7 million at December 31, 2012.

(3)

Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance for Estimated Losses on Loans/Leases. Texas Ratio is a non-GAAP financial measure. Management included this ratio as this is considered by many investors and analysts to be a metric with which to analyze and evaluate asset quality. Other companies may calculate this ratio differently.

The large majority of the nonperforming assets consist of nonaccrual loans/leases, accruing troubled debt restructurings (“TDRs”), and OREO. For nonaccrual loans/leases and accruing TDRs, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate. Additionally, a portion of several of the nonaccrual loans are guaranteed by the government. At September 30, 2014, government guaranteed amounts of nonaccrual loans totaled approximately $557 thousand, or 2% of the $26.3 million of total nonaccrual loans/leases. OREO is carried at the lower of carrying amount or fair value less costs to sell.

Nonperforming assets at September 30, 2014 were $39.4 million, which were up $8.9 million from December 31, 2013, and up $5.7 million from September 30, 2013. In addition, the ratio of nonperforming assets to total assets was 1.61% at September 30, 2014, which was up from 1.28% at December 31, 2013, and up from 1.35% at September 30, 2013. During the first nine months of 2014, the Company experienced fluctuations in the performance of several individual credits. Several of these credits experienced improved performance (sustained performance of accruing TDRs and payoffs of nonaccrual loans) and other isolated credits experienced degradation (new nonaccrual loans/leases and OREO).

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS. Deposits grew $36.5 million during the third quarter of 2014, mostly in short-term, low cost brokered and retail time deposits. The table below presents the composition of the Company’s deposit portfolio.

	As of
	September 30, 2014		June 30, 2014		December 31, 2013		September 30, 2013

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$535,967	31%	$531,063	31%	$542,566	33%	$515,365	29%
Interest bearing demand deposits	762,954	45%	760,242	46%	715,643	43%	780,546	45%
Time deposits	319,105	19%	298,011	18%	326,852	20%	382,819	22%
Brokered time deposits	95,841	6%	88,052	5%	61,930	4%	63,103	4%
	$1,713,867	100%	$1,677,368	100%	$1,646,991	100%	$1,741,833	100%

The Company has been successful in growing its noninterest bearing deposit portfolio over the past few years, growing average balances $68.9 million, or 14%, comparing the year-to-date average for the third quarter of 2014 to the same period of 2013. Most of this growth continued to be derived from QCBT’s correspondent banking business. The continued strength of the noninterest bearing deposit portfolio has provided flexibility to manage down deposit pricing and reduce reliance on higher cost wholesale funds, which has helped drive down the Company’s interest expense.

BORROWINGS. The subsidiary banks offer short-term repurchase agreements to some of their significant customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of
	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013

	(dollars in thousands)

Overnight repurchase agreements with customers	$135,697	$114,712	$98,823	$124,330
Federal funds purchased	26,490	89,610	50,470	44,930
	$162,187	$204,322	$149,293	$169,260

As a result of their memberships in either the Federal Home Loan Bank (“FHLB”) of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits. FHLB advances decreased by $26.4 million, or 12%, during the third quarter of 2014.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Other borrowings consist largely of structured repos which are utilized as an alternative funding source to FHLB advances and customer deposits. The table below presents the composition of the Company’s other borrowings.

	As of
	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013

	(dollars in thousands)

Structured repos	$130,000	$130,000	$130,000	$130,000
Term note	18,800	18,800	9,800	10,000
364-day revolving note	-	-	-	-
Series A subordinated notes	2,655	2,653	2,648	2,646
	$151,455	$151,453	$142,448	$142,646

In June of 2014, the Company restructured its existing term debt ($8.8 million at the time of restructure which was the net remaining amount after the acquisition of CNB) and borrowed an additional $10.0 million of term debt to help assist with the final redemption of the Series F Preferred Stock. The term debt is secured by common stock of the Company’s subsidiary banks and has a 4-year term with principal and interest due quarterly. Interest is calculated at the effective LIBOR rate plus 3.00% per annum (3.23% at September 30, 2014). Additionally, the Company continued to maintain its $10.0 million revolving line of credit note. At September 30, 2014, the Company had not borrowed on this revolving credit note and had the full $10.0 million line available.

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

	September 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Quarter-End	Amount Due	at Year-End
Maturity:
Year ending December 31:	(dollar amounts in thousands)

2014	$64,219	0.51	$110,521	1.24
2015	67,000	1.35	41,000	2.00
2016	48,642	3.63	48,642	3.63
2017	48,145	3.17	43,075	3.43
2018	60,042	3.41	58,042	3.47
Thereafter	134,293	3.23	122,000	3.33
Total Wholesale Funding	$422,341	2.58	$423,280	2.72

During the first nine months of 2014, wholesale funding maturing in 2014 decreased by $46.3 million. This is the net result of $99.2 million of maturities offset by the addition of $52.9 million in short-term, low cost FHLB advances and brokered time deposits.

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

	As of
	September 30, 2014		June 30, 2014		December 31, 2013		September 30, 2013
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Common stock	$8,058		$8,050		$8,006		$5,932
Additional paid in capital - common	61,277		60,999		60,360		38,716
Retained earnings	75,200		71,137		64,637		61,787
Accumulated other comprehensive loss	(4,749)		(3,937)		(13,644)		(10,039)
Less: Treasury stock	(1,606)		(1,606)		(1,606)		(1,606)
Total common stockholders' equity	138,180	100%	134,643	100%	117,753	80%	94,790	64%

Preferred stock	-		-		30		55
Additional paid in capital - preferred	-		-		29,794		53,108
Total preferred stockholders' equity	-	-	-	-	29,824	20%	53,163	36%

Total stockholders' equity	$138,180	100%	$134,643	100%	$147,577	100%	$147,953	100%

Tangible common equity (TCE)* / total tangible assets (TA)	5.45%		5.27%		4.71%		3.56%
TCE/TA excluding accumulated other comprehensive income (loss)	5.64%		5.43%		5.29%		3.96%

*Tangible common equity is defined as total common stockholders’ equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. Management included this ratio as it is considered by many investors and analysts to be a metric with which to analyze and evaluate the equity composition. Other companies may calculate this ratio differently.

The following table presents the rollforward of stockholders’ equity for the three and nine months ended September 30, 2014 and 2013, respectively.

	For the quarter ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Beginning balance	$134,643	$145,446	$147,577	$140,434
Net income	4,063	3,812	11,960	11,122
Other comprehensive income (loss), net of tax	(812)	(818)	8,895	(14,746)
Preferred and common cash dividends declared	-	(811)	(1,397)	(2,663)
Issuance of 834,715 shares of common stock for acquisition of CNB, net	-	-	-	13,017
Redemption of 15,000 shares of Series F Preferred Stock	-	-	(15,000)	-
Redemption of 14,867 shares of Series F Preferred Stock	-	-	(14,824)	-
Other *	286	324	969	789
Ending balance	$138,180	$147,953	$138,180	$147,953

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $114.3 million during the third quarter of 2014, $102.8 million during 2013 and $98.6 million during 2012. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, structured repos, brokered time deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its securities portfolio (both residential mortgage-backed securities and municipal securities). At September 30, 2014, the subsidiary banks had 35 lines of credit totaling $371.7 million, of which $18.2 million was secured and $353.5 million was unsecured. At September 30, 2014, $258.8 million was available as $26.5 million was utilized for short-term borrowing needs at the three banks. At December 31, 2013, the subsidiary banks had 33 lines of credit totaling $351.3 million, of which $26.8 million was secured and $324.5 million was unsecured. At December 31, 2013, $315.3 million was available as $36.0 million was utilized for short-term borrowing needs at QCBT. The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains its $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 24, 2015. At September 30, 2014, the Company had not borrowed on this revolving credit note and had the full amount available.

Investing activities used cash of $40.7 million during the first nine months of 2014 compared to $145.4 million for the same period of 2013. Proceeds from calls, maturities, paydowns, and sales of securities were $115.7 million for the first nine months of 2014 compared to $215.0 million for the same period of 2013. Purchases of securities used cash of $48.5 million for the first nine months of 2014 compared to $297.0 million for the same period of 2013. The net increase in loans/leases used cash of $115.6 million for the first nine months of 2014 compared to $65.7 million for the same period of 2013.

Financing activities provided cash of $22.6 million for the first nine months of 2014 compared to $111.9 million for same period of 2013. Net increases in deposits totaled $66.9 million for the first nine months of 2014 compared to $112.7 million for the same period of 2013. During the first nine months of 2014, the Company’s short-term borrowings increased $12.9 million. Also, during the first quarter of 2014, the Company partially redeemed its outstanding shares of Series F Preferred Stock totaling $15.0 million and then fully redeemed the remaining $14.8 million in the second quarter of 2014.

Total cash provided by operating activities was $18.5 million for the first nine months of 2014 compared to $30.7 million for the same period of 2013.

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

The following table presents the details of the trust preferred securities issued and outstanding as of September 30, 2014.

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 9/30/2014	Interest Rate as of 12/31/2013

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.08%	3.10%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.08%	3.10%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.03%	2.04%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	1.78%	1.79%
Community National Statutory Trust II	September 2004	3,093,000	2.17% over 3-month LIBOR	2.40%	2.42%
Community National Statutory Trust III	March 2007	3,609,000	1.75% over 3-month LIBOR	1.98%	1.99%
		$42,787,000	Weighted Average Rate	2.50%	2.51%

The Company assumed the trust preferred securities originally issued by Community National in connection with its acquisition in May 2013. As a result of acquisition accounting, the liabilities were recorded at fair value upon acquisition with the resulting discount being accreted as interest expense on a level yield basis over the expected term. The original discount totaled $2.6 million. As of September 30, 2014, the remaining discount was $2.4 million.

On June 30, 2014, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”). This registration statement, declared effective by the SEC on July 14, 2014, will allow the Company to issue various types of securities, including common stock, preferred stock, debt securities or warrants, from time to time, up to an aggregate amount of $75.0 million. The specific terms and prices of the securities will be determined at the time of any future offering and described in a separate prospectus supplement, which would be filed with the SEC at the time of the particular offering, if any.

The Company (on a consolidated basis) and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of September 30, 2014 and December 31, 2013, that the Company and the subsidiary banks met all capital adequacy requirements to which they were subject.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of September 30, 2014 and December 31, 2013 are also presented in the following tables (dollars in thousands). As of September 30, 2014 and December 31, 2013, the subsidiary banks met the requirements to be “well capitalized”.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2014:
Company:
Total risk-based capital	$200,649	11.10%	$144,672	>	8.0%	N/A		N/A
Tier 1 risk-based capital	175,146	9.69%	72,336	>	4.0	N/A		N/A
Leverage ratio	175,146	7.53%	92,995	>	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$103,195	11.41%	$72,337	>	8.0%	$90,421	>	10.00%
Tier 1 risk-based capital	92,808	10.26%	36,168	>	4.0	54,252	>	6.00%
Leverage ratio	92,808	7.23%	51,330	>	4.0	64,162	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$75,550	11.87%	$50,922	>	8.0%	$63,653	>	10.00%
Tier 1 risk-based capital	67,587	10.62%	25,461	>	4.0	38,192	>	6.00%
Leverage ratio	67,587	8.02%	33,729	>	4.0	42,162	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$35,467	12.81%	$22,141	>	8.0%	$27,677	>	10.00%
Tier 1 risk-based capital	32,002	11.56%	11,071	>	4.0	16,606	>	6.00%
Leverage ratio	32,002	9.06%	14,122	>	4.0	17,652	>	5.00%

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

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of June 30, 2014	As of December 31, 2013	As of December 31, 2012

100 basis point downward shift	-10.0%	-1.3%	-1.0%	-1.5%
200 basis point upward shift	-10.0%	-5.6%	-4.8%	-0.9%
300 basis point upward shock	-25.0%	-13.8%	-11.0%	0.8%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at June 30, 2014 (the most recent quarter available) were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

Part I

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and September 30, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2014 and September 30, 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2014 and September 30, 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	November 7, 2014	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date	November 7, 2014	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer

Date	November 7, 2014	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin, Vice President
Controller
Principal Accounting Officer