Form 10-K
period 2014-12-31
QCR HOLDINGS INC
filed 2015-03-12
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

Commission file number: 0-22208

QCR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	42-1397595
(State of incorporation)	(I.R.S. Employer Identification No.)

3551 7th Street, Moline, Illinois 61265

(Address of principal executive offices)

(309) 743-7724

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

Large accelerated filer [   ]    Accelerated filer [ X ]    Non-accelerated filer [   ]    Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The NASDAQ Global Market on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $119,992,664.

As of February 27, 2015, the Registrant had outstanding 7,987,964 shares of common stock, $1.00 par value per share.

Documents incorporated by reference:

Part III of Form 10-K - Proxy statement for annual meeting of stockholders to be held in May 2015.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page Number(s)
Part I
	Item 1.	Business	4-13
	Item 1A.	Risk Factors	13-22
	Item 1B.	Unresolved Staff Comments	22
	Item 2.	Properties	22-23
	Item 3.	Legal Proceedings	23
	Item 4.	Mine Safety Disclosures	23

Part II
	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23-24
	Item 6.	Selected Financial Data	25
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26-55
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	55-56
	Item 8.	Financial Statements	57-130
	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	131
	Item 9A.	Controls and Procedures	131-134
	Item 9B.	Other Information	134

Part III
	Item 10.	Directors, Executive Officers and Corporate Governance	134
	Item 11.	Executive Compensation	134
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	134
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	135
	Item 14.	Principal Accountant Fees and Services	135

Part IV
	Item 15.	Exhibits	135-138

Signatures			139-140

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

On May 13, 2013, the Company acquired Community National Bancorporation (“Community National”) and its banking subsidiary, Community National Bank (“CNB”). Community National and CNB commenced operations in 1997 and historically provided full-service commercial and consumer banking, and trust and asset management services, to Cedar Falls, Mason City, and Waterloo, Iowa and Austin, Minnesota. At acquisition, CNB had a total of eight branch facilities with four in the Waterloo/Cedar Falls area where CNB was headquartered, two in Mason City, and two in Austin. On October 4, 2013, the Company finalized the sale of the two branches in Mason City. On October 11, 2013, the Company finalized the sale of the two branches in Austin. On October 26, 2013, CNB merged with and into CRBT. CNB’s merged branch offices operate as a division of CRBT under the name “Community Bank & Trust.” In December 2013, one of the branch facilities in Cedar Falls was closed due to lack of sufficient customer activity. See Note 2 to the consolidated financial statements for further discussion of the acquisition and sales of certain branches.

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

Subsidiary Banks. QCBT was capitalized on October 13, 1993, and commenced operations on January 7, 1994. QCBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law. QCBT provides full service commercial, correspondent, and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois. QCBT, on a consolidated basis with m2, had total segment assets of $1.32 billion and $1.25 billion as of December 31, 2014 and 2013, respectively.

CRBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. The Company commenced operations in Cedar Rapids in June 2001, operating a branch of QCBT. The Cedar Rapids branch operation then began functioning under the CRBT charter in September 2001. As previously discussed, the merged branches of CNB operate as a division of CRBT under the name “Community Bank & Trust.” CRBT provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids and Waterloo/Cedar Falls, Iowa and adjacent communities through its five facilities. The headquarters for CRBT is located in downtown Cedar Rapids with one other branch located in northern Cedar Rapids ,two branches located in Waterloo and one branch located in Cedar Falls. CRBT had total segment assets of $840.3 million and $804.2 million as of December 31, 2014 and 2013, respectively.

RB&T is an Illinois-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. The Company commenced operations in Rockford, Illinois in September 2004, operating a branch of QCBT, and that operation began functioning under the RB&T charter in January 2005. RB&T provides full-service commercial and consumer banking and trust and asset management services to Rockford and adjacent communities through its headquarters located on Guilford Road at Alpine Road in Rockford and its branch facility located in downtown Rockford. RB&T had total segment assets of $353.4 million and $339.4 million as of December 31, 2014 and 2013, respectively.

See Note 22 to the consolidated financial statements for additional business segment information.

Other Operating Subsidiaries. m2, which is based in Brookfield, Wisconsin, is engaged in the business of leasing machinery and equipment to commercial and industrial businesses under direct financing lease contracts. QCBT originally acquired 80% of the membership units of m2 but subsequently acquired the remaining 20% noncontrolling interest owned by John Engelbrecht in 2012.

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

Trust Preferred Subsidiaries. Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2014 and 2013:

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 12/31/2014	Interest Rate as of 12/31/2013

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.08%	3.10%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.08%	3.10%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.03%	2.04%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	1.78%	1.79%
Community National Statutory Trust II	September 2004	3,093,000	2.17% over 3-month LIBOR	2.42%	2.42%
Community National Statutory Trust III	March 2007	3,609,000	1.75% over 3-month LIBOR	1.99%	1.99%
		$42,787,000	Weighted Average Rate	2.50%	2.51%

Securities issued by all of the trusts listed above mature thirty years from the date of issuance, but are all currently callable at par at anytime.

Other Ownership Interests. The Company invests limited amounts of its capital in financial institutions and mutual funds. In addition to its wholly-owned subsidiaries, the Company owns a 20% equity position in Nobel Real Estate Investors, LLC. In June 2005, CRBT entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC, which provided residential real estate mortgage lending services. During the first quarter of 2013, CRBT and the partner mutually terminated the joint venture. CRBT continues to provide residential real estate mortgage lending services through its consumer banking division. In December 2014, QCBT entered into a joint venture as a 20% owner of Ruhl Mortgage, to provide residential real estate mortgage lending services and products to QCBT clients.

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

The Company and its subsidiaries collectively employed 409 and 400 full-time equivalents (“FTEs”) at December 31, 2014 and 2013, respectively.

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) is the primary federal regulator of the Company and its subsidiaries. In addition, QCBT and CRBT are regulated by the Iowa Superintendent of Banking (“Iowa Superintendent”) and RB&T is regulated by the State of Illinois Department of Financial and Professional Regulation (“DFPR”). The FDIC, as administrator of the Deposit Insurance Fund, also has regulatory authority over the subsidiary banks. See Appendix A for more information on the federal and state statutes and regulations that are applicable to the Company and its subsidiaries.

Lending/Leasing. The Company and its subsidiaries provide a broad range of commercial and retail lending/leasing and investment services to corporations, partnerships, individuals, and government agencies. The subsidiary banks actively market their services to qualified lending and deposit clients. Officers actively solicit the business of new clients entering their market areas as well as long-standing members of the local business community. The Company has an established lending/leasing policy which includes a number of underwriting factors to be considered in making a loan/lease, including, but not limited to, location, loan-to-value ratio, cash flow, collateral and the credit history of the borrower.

In accordance with Iowa regulation, the legal lending limit to one borrower for QCBT and CRBT, calculated as 15% of aggregate capital, was $15.5 million and $11.9 million, respectively, as of December 31, 2014. In accordance with Illinois regulation, the legal lending limit to one borrower for RB&T, calculated as 25% of aggregate capital, totaled $9.0 million as of December 31, 2014.

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

As part of the loan monitoring activity at the three subsidiary banks, credit administration personnel interact closely with senior bank management. For example, the internal loan committee of each subsidiary bank meets weekly. The Company has a separate in-house loan review function to analyze credits of the subsidiary banks. To complement the in-house loan review, an independent third-party performs external loan reviews. Historically, management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of those situations.

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

Specifically, each subsidiary bank’s total loans as a percentage of average assets may not exceed 85%. In addition, following are established policy limits and the actual allocations for the three subsidiary banks as of December 31, 2014 for the loan portfolio on a per loan type basis, reflected as a percentage of the subsidiary bank’s average gross loans:

	QCBT		CRBT		RBT

Type of Loan *	Maximum Percentage per Loan Policy	As of December 31, 2014	Maximum Percentage per Loan Policy	As of December 31, 2014	Maximum Percentage per Loan Policy	As of December 31, 2014

One-to-four family residential	30%	14%	25%	11%	30%	21%
Multi-family	15%	3%	15%	7%	15%	4%
Farmland	5%	1%	5%	1%	5%	0%
Non-farm, nonresidential	50%	25%	50%	35%	50%	46%
Construction and land development	20%	3%	15%	9%	20%	3%
Commercial and industrial	60%	20%	60%	25%	60%	22%
Loans to individuals	10%	1%	10%	1%	10%	1%
Lease financing	30%	22%	5%	0%	20%	0%
Bank stock loans	**	6%	10%	2%	10%	0%
All other loans	15%	5%	10%	9%	10%	3%
		100%		100%		100%

* The loan types above are as defined and reported in the subsidiary banks’ quarterly Reports of Condition and Income (also known as Call Reports).

** QCBT’s maximum percentage for bank stock loans is 150% of aggregate capital (bank stock loan commitments are limited to 200% of aggregate capital). At December 31, 2014, QCBT’s bank stock loans totaled 62% of aggregate capital.

The following table presents total loans/leases by major loan/lease type and subsidiary as of December 31, 2014 and 2013. Residential real estate loans held for sale are included in residential real estate loans below.

	Quad City		m2		Cedar Rapids		Rockford		Intercompany	Consolidated
	Bank & Trust		Lease Funds		Bank & Trust		Bank & Trust		Elimination	Total
	$	%	$	%	$	%	$	%	$	$	%
	(dollars in thousands)
As of December 31, 2014:

Commercial and industrial loans	$238,495	39%	$4,739	3%	$212,208	37%	$68,485	25%	$-	$523,927	32%
Commercial real estate loans	256,195	42%	-	0%	297,377	51%	150,031	55%	(1,463)	702,140	43%
Direct financing leases	-	0%	166,032	93%	-	0%	-	0%	-	166,032	10%
Residential real estate loans	75,095	13%	-	0%	43,863	8%	39,675	15%	-	158,633	10%
Installment and other consumer loans	35,213	6%	-	0%	24,252	4%	13,142	5%	-	72,607	5%
Deferred loan/lease origination costs, net of fees	80	0%	6,673	4%	(337)	0%	248	0%	-	6,664	0%
	$605,078	100%	$177,444	100%	$577,363	100%	$271,581	100%	$(1,463)	$1,630,003	100%
As of December 31, 2013:

Commercial and industrial loans	$209,150	38%	$-	0%	$161,032	31%	$61,506	24%	$-	$431,688	30%
Commercial real estate loans	239,965	44%	-	0%	290,625	55%	142,819	57%	(1,656)	671,753	46%
Direct financing leases	-	0%	128,902	96%	-	0%	-	0%	-	128,902	9%
Residential real estate loans	65,678	12%	-	0%	45,457	9%	36,221	14%	-	147,356	10%
Installment and other consumer loans	36,791	7%	-	0%	28,427	5%	10,816	4%	-	76,034	5%
Deferred loan/lease origination costs, net of fees	45	0%	4,814	4%	(537)	0%	225	0%	-	4,547	0%
	$551,629	100%	$133,716	100%	$525,004	100%	$251,587	100%	$(1,656)	$1,460,280	100%

Proper pricing of loans is necessary to provide adequate return to the Company’s stockholders. Loan pricing, as established by the subsidiary banks’ internal loan committees, includes consideration for the cost of funds, loan maturity and risk, origination and maintenance costs, appropriate stockholder return, competitive factors, and the economic environment. The portfolio contains a mix of loans with fixed and floating interest rates. Management attempts to maximize the use of interest rate floors on its variable rate loan portfolio. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk for more discussion on the Company’s management of interest rate risk.

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

Collateral for these loans generally includes accounts receivable, inventory, equipment, and real estate. The Company’s lending policy specifies approved collateral types and corresponding maximum advance percentages. The value of collateral pledged on loans must exceed the loan amount by a margin sufficient to absorb potential erosion of its value in the event of foreclosure and cover the loan amount plus costs incurred to convert it to cash. Approved non-real estate collateral types and corresponding maximum advance percentages for each are listed below.

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

The Company’s lending policy specifies maximum term limits for commercial and industrial loans. For term loans, the maximum term is generally 7 years. Generally, term loans range from three to five years. For lines of credit, the maximum term is typically 365 days.

In addition, the subsidiary banks often take personal guarantees or cosignors to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.

Commercial Real Estate Lending

The subsidiary banks also make commercial real estate loans. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those standards and processes specific to real estate loans. Collateral for these loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower. The Company’s lending policy specifies maximum loan-to-value limits based on the category of commercial real estate (commercial real estate loans on improved property, raw land, land development, and commercial construction). These limits are the same limits as, or in some situations, more conservative than, those established by regulatory authorities. Following is a listing of these limits as well as some of the other guidelines included in the Company’s lending policy for the major categories of commercial real estate loans:

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

* Generally, the debt service coverage ratio must be a minimum of 1.25x for non-owner occupied loans and 1.15x for owner-occupied loans. For loans greater than $500 thousand, the subsidiary banks sensitize this ratio for deteriorated economic conditions, major changes in interest rates, and/or significant increases in vacancy rates.

** These maximum rates are consistent with, or in some situations, more conservative than, those established by regulatory authorities.

The Company’s lending policy also includes guidelines for real estate appraisals and evaluations, including minimum appraisal and evaluation standards based on certain transactions. In addition, the subsidiary banks often take personal guarantees to help assure repayment.

In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. Owner-occupied loans are generally considered to have less risk. As of December 31, 2014 and 2013, approximately 37% and 39%, respectively, of the commercial real estate loan portfolio was owner-occupied.

The Company’s lending policy limits non-owner occupied commercial real estate lending to 300% of total risk-based capital, and limits construction, land development, and other land loans to 100% of total risk-based capital. Exceeding these limits warrants the use of heightened risk management practices in accordance with regulatory guidelines. As of December 31, 2014, all three subsidiary banks were in compliance with these limits.

Following is a listing of the significant industries within the Company’s commercial real estate loan portfolio as of December 31, 2014 and 2013:

	2014		2013
	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Nonresidential Buildings	$256,436	37%	$237,049	35%
Lessors of Residential Buildings	74,668	11%	69,087	10%
Land Subdivision	19,504	3%	29,117	4%
Lessors of Other Real Estate Property	17,553	2%	15,509	2%
Nursing Care Facilities	17,078	2%	19,212	3%
Hotels	16,252	2%	20,975	3%
New Car Dealers	16,090	2%	16,597	3%
Other *	284,559	41%	264,207	40%
Total Commercial Real Estate Loans	$702,140	100%	$671,753	100%

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

Residential Real Estate Lending

Generally, the subsidiary banks’ residential real estate loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell loans in the secondary market. The subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that adjust in one to five years, and then retain these loans in their portfolios. During 2011 and 2012, the subsidiary banks originated and held a limited amount of 15-year fixed rate residential real estate loans that met certain credit guidelines. Servicing rights are not presently retained on the loans sold in the secondary market. The Company’s lending policy establishes minimum appraisal and other credit guidelines.

The following table presents the originations and sales of residential real estate loans for the Company. Included in originations is activity related to the refinancing of previously held in-house mortgages.

	For the year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Originations of residential real estate loans	$72,146	$105,716	$151,676
Sales of residential real estate loans	$33,100	$56,103	$104,740
Percentage of sales to originations	46%	53%	69%

Installment and Other Consumer Lending

The consumer lending department of each subsidiary bank provides many types of consumer loans, including home improvement, home equity, motor vehicle, signature loans and small personal credit lines. The Company’s lending policy addresses specific credit guidelines by consumer loan type. In particular, for home equity loans and home equity lines of credit, the minimum credit bureau score is 680. For both home equity loans and lines of credit, the maximum advance rate is 90% of value with a minimum credit bureau score of 720, and the maximum advance rate is 80% of value with a credit bureau score of 680 to 719. The maximum term on home equity loans is 10 years and maximum amortization is 15 years. The maximum term on home equity lines of credit is five years.

*****

In some instances for all loans/leases, it may be appropriate to originate or purchase loans/leases that are exceptions to the guidelines and limits established within the Company’s lending policy described above. In general, exceptions to the lending policy do not significantly deviate from the guidelines and limits established within the lending policy and, if there are exceptions, they are generally noted as such and specifically identified in loan/lease approval documents.

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

See Appendix B for tables and schedules that show selected comparative statistical information relating to the business of the Company required to be presented pursuant to federal securities laws. Consistent with the information presented in the Form 10-K, results are presented for the fiscal years ended December 31, 2014, 2013, and 2012.

Internet Site, Securities Filings and Governance Documents. The Company maintains an Internet site at www.qcrh.com. The Company makes available free of charge through this site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Also available are many of its corporate governance documents, including the Code of Conduct and Ethics Policy.

Item 1A.  Risk Factors

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

A prolonged continuation of economic uncertainty or worsening of current economic conditions could have a material adverse effect on our financial condition and results of operations.

While some economic indicators show signs of gradual improvement, elevated levels of uncertainty related to U.S. and European fiscal issues, political climates and global economic conditions continue. There can be no assurance that this improvement will continue or be spread evenly throughout the markets that the Company serves. Continued uncertainty, sustained high unemployment, volatility or disruptions of global financial markets, or prolonged deterioration in the global, national or local business or economic conditions could result in, among other things, a deterioration of credit quality, further impairment of real estate values or a reduced demand for credit or other products and services we offer to clients.

Additionally, competitive dynamics in our industry could change as a result of continued consolidation of financial services companies in connection with current market conditions.

If market conditions do not continue to improve or worsen to recessionary conditions, and/or if negative developments in the domestic and international credit markets continue, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and adversely affect our financial results.

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

Commercial and industrial loans were $523.9 million, or approximately 32% of our total loan/lease portfolio, as of December 31, 2014. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment and real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee or cosigner on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. In addition, if the U.S. economy experiences a prolonged recovery period, it could harm or continue to harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.

Our loan/lease portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate values.

Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $702.1 million, or approximately 43% of our total loan/lease portfolio, as of December 31, 2014. Of this amount, $260.1million, or approximately 37%, was owner-occupied. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

We establish our allowance for loan/lease losses (“allowance”) in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2014, our allowance as a percentage of total gross loans/leases was 1.42%, and as a percentage of total nonperforming loans/leases was 114.78%. In addition, we had net charge-offs as a percentage of gross average loans/leases of 0.34% for the year ended December 31, 2014. Because of the concentration of commercial and industrial and commercial real estate loans in our loan portfolio, which tend to be larger in amount than residential real estate and installment loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance as of December 31, 2014 was adequate to absorb losses on any existing loans/leases that may become uncollectible, in light of the current economic environment, which remains challenging, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance will prove sufficient to cover actual loan/lease losses in the future, particularly if economic conditions are more difficult than what management currently expects. Additional provisions and loan/lease losses in excess of our allowance may adversely affect our business, financial condition and results of operations.

The Company’s information systems may experience an interruption or breach in security and cyber-attacks, all of which could have a material adverse effect on the Company’s business.

The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business.  Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attacks (such as unauthorized access to the Company’s systems).  These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions, particularly denial of service attacks that are designed to disrupt key business services, such as customer-facing web sites. The Company is not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.  However, applying guidance from the Federal Financial Institutions Examination Council, the Company has analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that the Company does not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact the Company through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them.  Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on the Company’s business.  To the extent we are involved in any future cyber-attacks or other breaches, the Company’s reputation could be affected, would could also have a material adverse effect on the Company’s business, financial condition or results of operations.

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

We maintain a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, and if any resulting loss is not insured or exceeds applicable insurance limits, such failure could have a material adverse effect on our business, financial condition and results of operations.

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

The primary federal and state banking laws and regulations that affect us are described in Appendix A to this report. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts and small bank and thrift holding companies are regulated. In addition, in recent years the Federal Reserve has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices. Further, the Consumer Financial Protection Bureau was recently established, with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future.

In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III, which constitutes a strengthened set of capital requirements for banking organizations in the U.S. and around the world. In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they introduced a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expanded the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change.  The Basel III Rules also permit smaller banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Company intends to make this election in the first quarter of 2015. The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions became subject to the new Basel III Rules on January 1, 2015.

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

Our profitability is in large part a function of the spread between the interest rates earned on investments and loans/leases and the interest rates paid on deposits and other interest bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan/lease terms, the mix of adjustable and fixed rate loans/leases in our portfolio, the length of time deposits and borrowings, and the rate sensitivity of our deposit customers could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at “Quantitative and Qualitative Disclosures about Market Risk” included under Item 7A of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

The Company and each of its banking subsidiaries are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations, which have recently increased due to the effectiveness of the Basel III Rules.. We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations. Our ability to raise additional capital, when and if needed or desired, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market conditions, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. Our failure to meet these capital and other regulatory requirements could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition.

Failure to pay interest on our debt may adversely impact our ability to pay common stock dividends.

As of December 31, 2014, we had $40.4 million of junior subordinated debentures held by six business trusts that we control. Interest payments on the debentures, which totaled $1.2 million for 2014, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments on the debentures could cause a subsequent decline in the market price of our common stock because we would not be able to pay dividends on our common stock.

As a bank holding company, our sources of funds are limited.

We are a bank holding company, and our operations are primarily conducted by our subsidiary banks, which are subject to significant federal and state regulation. When available, cash to pay dividends to our stockholders is derived primarily from dividends received from our subsidiary banks. Our ability to receive dividends or loans from our subsidiary banks is restricted. Dividend payments by our subsidiaries to us in the future will require generation of future earnings by them and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, our right to participate in the assets of our subsidiary banks in the event of a liquidation or reorganization of any of the banks would be subject to the claims of the creditors of such bank, including depositors, which would take priority except to the extent we may be a creditor with a recognized claim. As of December 31, 2014, our subsidiary banks had deposits and other liabilities in the aggregate of approximately $2.30 billion.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

The market value of investments in our securities portfolio has become increasingly volatile in recent years, and as of December 31, 2014, we had gross unrealized losses of $7.1 million, or 1.1% of amortized cost, in our investment portfolio (mostly offset by gross unrealized gains of $5.8 million). The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we formally evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment (“OTTI”), which could have a material adverse effect on our results of operations in the periods in which the write-offs occur. Based on management’s evaluation, it was determined that the gross unrealized losses at December 31, 2014 were temporary and primarily a function of the changes in certain market interest rates.

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

During the recent recession and subsequent recovery, the financial services industry and the credit markets generally were materially and adversely affected by significant declines in asset values and by a lack of liquidity.  The liquidity issues were particularly acute for regional and community banks, as many of the larger financial institutions significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks.  In addition, many of the larger correspondent lenders reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact our ability to originate loans/leases, invest in securities, meet our expenses, pay dividends to our stockholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

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

Increased competition in our markets may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan/lease rates and deposit rates or loan/lease terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to modify our underwriting standards, we could be exposed to higher losses from lending and leasing activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, have larger lending limits and offer a broader range of financial services than we can offer.

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

Currently, we sell a portion of the residential real estate and government guaranteed loans we originate. The profitability of these operations depends in large part upon our ability to make loans and to sell them in the secondary market at a gain. Thus, we are dependent upon the existence of an active secondary market and our ability to profitably sell loans into that market.

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

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.     Properties

The following table is a listing of the Company’s operating facilities for its subsidiary banks:

Facility Address	Facility Square Footage	Facility Owned or Leased

Quad City Bank & Trust
2118 Middle Road in Bettendorf, IA	6,700	Owned
4500 Brady Street in Davenport, IA	36,000	Owned
3551 7th Street in Moline, IL	30,000	Owned
5405 Utica Ridge Road in Davenport, IA	7,400	Leased
1700 Division Street in Davenport, IA	12,000	Owned

Cedar Rapids Bank & Trust
500 1st Avenue NE, Suite 100 in Cedar Rapids, IA**	48,000	Owned
5400 Council Street in Cedar Rapids, IA	5,900	Owned
422 Commercial Street in Waterloo, IA *	25,000	Owned
11 Tower Park Drive in Waterloo, IA *	6,000	Owned
312 1st Street in Cedar Falls, IA *	3,000	Owned

Rockford Bank & Trust
4571 Guilford Road in Rockford, IL	20,000	Owned
308 West State Street in Rockford, IL	1,100	Leased

* Branches of Community Bank & Trust.

**In January 2015, CRBT purchased the 3rd floor of the 1st Avenue NE branch facility, adding approximately 12,000 square feet of additional business space.

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

Part II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The common stock, par value $1.00 per share, of the Company is listed on The NASDAQ Global Market under the symbol “QCRH”. The stock began trading on NASDAQ on October 6, 1993. The Company transferred its listing from the NASDAQ Capital Market to the NASDAQ Global Market on March 1, 2010. As of February 27, 2015, there were 7,987,964 shares of common stock outstanding held by approximately 2,400 holders of record. The following table sets forth the high and low sales prices of the common stock, as reported by NASDAQ for the periods indicated.

	2014 Sales Price		2013 Sales Price		2012 Sales Price
	High	Low	High	Low	High	Low

First quarter	$17.48	$16.99	$16.96	$13.05	$12.45	$8.50
Second quarter	$17.96	$17.00	$16.50	$13.18	$14.50	$10.70
Third quarter	$18.10	$16.96	$16.51	$14.96	$14.98	$12.62
Fourth quarter	$18.20	$17.50	$18.20	$15.65	$15.50	$11.40

Dividends on Common Stock. On May 14, 2014, the Company declared a cash dividend of $0.04 per share, or $315 thousand, which was paid on July 8, 2014, to stockholders of record as of June 20, 2014. On November 6, 2014, the Company declared a cash dividend of $0.04 per share, or $316 thousand, which was paid on January 7, 2015, to stockholders of record as of December 19, 2014. On May 1, 2013, the Company declared a cash dividend of $0.04 per share, or $229 thousand, which was paid on July 8, 2013, to stockholders of record as of June 21, 2013. On November 7, 2013, the Company declared a cash dividend of $0.04 per share, or $230 thousand, which was paid on January 7, 2014, to stockholders of record as of December 20, 2013. In the future, it is the Company’s intention to continue to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, but believes that operating results have reached a level that can sustain dividends to stockholders.

The Company is heavily dependent on dividend payments from its subsidiary banks to provide cash flow for the operations of the holding company and dividend payments on the Company’s common stock. Under applicable state laws, the banks are restricted as to the maximum amount of dividends that they may pay on their common stock. Iowa and Illinois law provide that state-chartered banks in those states may not pay dividends in excess of their undivided profits.

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in six private placements (including two that were assumed in the acquisition of Community National). Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. See Note 11 to the consolidated financial statements for additional detail on the junior subordinated debentures. None of these circumstances existed through the date of filing of this Form 10-K filed with the Securities and Exchange Commission.

Purchase of Equity Securities by the Company. There were no purchases of common stock by the Company for the years ended December 31, 2014, 2013, and 2012.

Stockholder Return Performance Graph. The following graph indicates, for the period commencing December 31, 2009 and ending December 31, 2014, a comparison of cumulative total returns for the Company, the NASDAQ Composite Index, and the SNL Bank NASDAQ Index prepared by SNL Securities, Charlottesville, Virginia. The graph was prepared at the Company’s request by SNL Securities. The information assumes that $100 was invested at the closing price on December 31, 2009 in the common stock of the Company and in each index, and that all dividends were reinvested.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
QCR Holdings, Inc.	100.00	86.26	110.96	162.25	210.00	221.22
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank NASDAQ	100.00	117.98	104.68	124.77	179.33	185.73

Item 6.     Selected Financial Data

The following “Selected Financial Data” of the Company is derived in part from, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto. See Item 8. Financial Statements. Results for past periods are not necessarily indicative of results to be expected for any future period.

	Years Ended December 31,

	2014	2013	2012	2011	2010
STATEMENT OF INCOME DATA	(dollars in thousands, except per share data)
Interest income	$85,965	$81,872	$77,376	$77,723	$80,097
Interest expense	16,894	17,767	19,727	23,578	30,233
Net interest income	69,071	64,105	57,649	54,145	49,864
Provision for loan/lease losses	6,807	5,930	4,371	6,616	7,464
Non-interest income	20,998	25,814	16,621	17,462	15,406
Non-interest expense	65,270	64,433	52,259	50,993	48,549
Income tax expense	3,039	4,618	4,534	3,868	2,449
Net income	14,953	14,938	13,106	10,130	6,808
Less: net income attributable to noncontrolling interests	-	-	488	438	221
Net income attributable to QCR Holdings, Inc.	14,953	14,938	12,618	9,692	6,587
Less: preferred stock dividends and discount accretion	1,082	3,168	3,496	5,284	4,128
Net income attributable to QCR Holdings, Inc. common stockholders	13,871	11,770	9,122	4,408	2,459

PER COMMON SHARE DATA

Net income - Basic (1)	$1.75	$2.13	$1.88	$0.93	$0.54
Net income - Diluted (1)	1.72	2.08	1.85	0.92	0.53
Cash dividends declared	0.08	0.08	0.08	0.08	0.08
Dividend payout ratio	4.57%	3.76%	4.26%	8.60%	14.81%

BALANCE SHEET DATA
Total assets	$2,524,958	$2,394,953	$2,093,730	$1,966,610	$1,836,635
Securities	651,539	697,210	602,239	565,229	424,847
Total loans/leases	1,630,003	1,460,280	1,287,388	1,200,745	1,172,539
Allowance for estimated losses on loans/leases	23,074	21,448	19,925	18,789	20,365
Deposits	1,679,668	1,646,991	1,374,114	1,205,458	1,114,816
Borrowings	662,558	563,381	547,758	590,603	566,060
Stockholders' equity:
Preferred	-	29,799	53,163	63,386	62,214
Common	144,079	117,778	87,271	81,047	70,357

KEY RATIOS
Return on average assets (2)	0.61%	0.64%	0.62%	0.51%	0.36%
Return on average common stockholders' equity (1)	10.49	11.48	10.84	5.82	3.58
Return on average total stockholder's equity (2)	10.48	10.24	8.90	7.09	5.03
Net interest margin, tax equivalent yield (3)	3.15	3.03	3.14	3.08	2.92
Efficiency ratio (4)	72.47	71.66	70.36	71.21	74.38
Loans to deposits	97.04	88.66	93.69	99.61	105.18
Nonperforming assets to total assets	1.31	1.28	1.41	2.06	2.73
Allowance for estimated losses on loans/leases to total loans/leases	1.42	1.47	1.55	1.56	1.74
Allowance for estimated losses on loans/leases to nonperforming loans/leases	114.78	104.70	78.47	58.70	49.49
Net charge-offs to average loans/leases	0.34	0.31	0.27	0.70	0.79
Average total stockholders' equity to average total assets	5.82	6.26	7.00	7.17	7.13

(1) Numerator is net income attributable to QCR Holdings, Inc. common stockholders

(2) Numerator is net income attributable to QCR Holdings, Inc.

(3) Interest earned and yields on nontaxable investments and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate

(4) Non-interest expenses divided by the sum of net interest income before provision for loan/lease losses and non-interest income

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the years ending December 31, 2014, 2013, and 2012, and our financial condition at December 31, 2014 and 2013. This discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

OVERVIEW

The Company was formed in February 1993 for the purpose of organizing QCBT. Over the past twenty years, the Company has grown to include two additional banking subsidiaries (including the 2013 acquisition of CNB which was merged into one of the Company’s legacy banking subsidiaries) and a number of nonbanking subsidiaries. As of December 31, 2014, the Company had $2.52 billion in consolidated assets, including $1.63 billion in total loans/leases and $1.68 billion in deposits.

The Company recognized net income and net income attributable to QCR Holdings, Inc. of $15.0 million for the year ended December 31, 2014. After preferred stock dividends of $1.1 million, the Company reported net income available to common stockholders of $13.9 million, or diluted earnings per common share (“EPS”) of $1.72. For the same period in 2013, the Company recognized net income and net income attributable to QCR Holdings, Inc. of $14.9 million. After preferred stock dividends of $3.2 million, the Company reported net income available to common stockholders of $11.8 million, or EPS of $2.08. By comparison, for 2012, the Company recognized net income of $13.1 million, and net income attributable to QCR Holdings, Inc. of $12.6 million, which excluded the net income attributable to noncontrolling interests of $488 thousand. After preferred stock dividends of $3.5 million, the Company reported net income available to common stockholders of $9.1 million, or EPS of $1.85.

Following is a table that represents the various net income measurements for the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,
	2014	2013	2012

Net income	$14,952,537	$14,938,245	$13,106,240
Less: Net income attributable to noncontrolling interests	-	-	488,473
Net income attributable to QCR Holdings, Inc.	$14,952,537	$14,938,245	$12,617,767

Less: Preferred stock dividends and discount accretion	1,081,877	3,168,302	3,496,085
Net income attributable to QCR Holdings, Inc. common stockholders	$13,870,660	$11,769,943	$9,121,682

Diluted earnings per common share	$1.72	$2.08	$1.85

Weighted average common and common equivalent shares outstanding*	8,048,661	5,646,926	4,919,559

*On December 23, 2013, the Company converted $25.0 million of its outstanding shares of Series E Preferred Stock to common stock, which resulted in the issuance of 2,057,502 shares of common stock, or an increase of approximately 35% in the number of common shares outstanding. The conversion strengthened tangible common equity and reduced the Company’s annual preferred stock dividend commitment by $1.75 million. In May 2013, the Company issued 834,715 shares of common stock as a result of the Community National acquisition.

Following is a table that represents the major income and expense categories.

	Year Ended December 31,
	2014	2013	2012

Net interest income	$69,071,128	$64,105,437	$57,649,260
Provision for loan/lease losses	(6,807,000)	(5,930,420)	(4,370,767)
Noninterest income	20,997,300	25,813,828	16,621,295
Noninterest expense	(65,269,921)	(64,432,658)	(52,258,947)
Federal and state income tax	(3,038,970)	(4,617,942)	(4,534,601)
Net income	$14,952,537	$14,938,245	$13,106,240

In comparison to 2013, the following are some noteworthy changes in the Company’s financial results for 2014:

●	Net interest income grew $5.0 million, or 8%, mostly due to strong organic loan/lease growth throughout 2014.
●	Provision for loan/lease losses increased $877 thousand, or 15%, due to high levels of provisions in the fourth quarter of 2014.
●

Excluding the acquisition-related gains in 2013 (bargain purchase gain of $1.8 million upon acquisition and gains on CNB branch sales of $2.3 million) and other several one-time items in 2013 ($495 thousand gain on the sale of credit card portfolio, $355 thousand gain on the sale of credit card issuing operations, and $576 thousand gain on the sale of nonperforming loans), noninterest income increased $785 thousand, or 4%, led by wealth management fees, deposit service fees, and correspondent banking fees.

●

Excluding acquisition and data conversion costs totaling $2.4 million in 2013, noninterest expense increased $3.2 million, or 5%, with most of this increase attributable to the addition of CNB’s cost structure for the first full year.

NET INTEREST INCOME AND MARGIN

Net interest income, on a tax equivalent basis, grew $6.3 million, or 10%, in 2014 compared to 2013. The increase in net interest income was partly driven by the addition of CNB for the first full year. Additionally, the Company’s legacy charters experienced strong organic loan growth and improvements in investment securities yield during 2014. A comparison of yields, spreads and margins from 2014 to 2013 shows the following (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 4 basis points from 3.84% to 3.88%.
●	The average cost of interest-bearing liabilities decreased 10 basis points from 1.09% to .99%.
●	The net interest spread improved 14 basis points from 2.75% to 2.89%.
●	The net interest margin improved 12 basis points from 3.03% to 3.15%.

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

During 2014, the Company placed an emphasis on shifting its balance sheet mix. With a stated goal of increasing loans/leases as a percentage of assets to at least 70%, the Company plans to fund this loan/lease growth with a mixture of core deposits and cash from the investment securities portfolio. Strategies are continuously being evaluated in which securities are sold and the cash is redeployed into the loan portfolio, with little to no extension of duration and a significant increase in yield. Additionally, the Company is recognizing gains on these sales due to the current rate environment. As rates rise, the Company will also have less market volatility in the investment securities portfolio, as this becomes a smaller portion of the balance sheet.

Over the past three years, the Company’s management has emphasized improving its funding mix by reducing its reliance on wholesale funding, which tends to be at a higher cost than deposits. The following strategies were executed by the Company to reduce reliance on wholesale funding or reducing the cost of portions of the Company’s wholesale funding.

During the second quarter of 2012, the Company’s subsidiary banks modified $25.0 million of fixed rate wholesale structured repurchase agreements (“structured repos”) with a weighted average interest rate of 3.77% and a weighted average maturity of December 2015 into new fixed rate structured repos with a weighted average interest rate of 3.21% and a weighted average maturity of April 2019.

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

The Company continues to monitor and evaluate both prepayment and debt restructuring opportunities within the wholesale funding portion of the balance sheet, as executing on such a strategy could potentially increase net interest margin at a much quicker pace than holding the debt until maturity.

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories are presented in the following table:

	Years Ended December 31,
	2014			2013			2012
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$17,263	$21	0.12%	$14,577	$19	0.13%	$3,003	$6	0.20%
Interest-bearing deposits at financial institutions	56,620	299	0.53	43,909	275	0.63	54,834	378	0.69
Investment securities (1)	688,827	18,679	2.71	700,344	16,140	2.30	603,568	14,268	2.36
Restricted investment securities	16,349	529	3.24	16,083	559	3.48	15,172	507	3.34
Gross loans/leases receivable (1) (2) (3)	1,540,382	70,414	4.57	1,425,364	67,484	4.73	1,219,623	64,100	5.26
Total interest earning assets	$2,319,441	89,942	3.88	$2,200,277	84,477	3.84	$1,896,200	79,259	4.18

Noninterest-earning assets:
Cash and due from banks	$44,905			$44,336			$40,770
Premises and equipment, net	36,372			35,820			31,502
Less allowance for estimated losses on loans/leases	(22,726)			(21,500)			(19,162)
Other	75,686			71,671			76,383
Total assets	$2,453,678			$2,330,604			$2,025,693

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$741,061	1,832	0.25%	$672,038	1,879	0.28%	$545,739	2,679	0.49%
Time deposits	392,167	2,677	0.68	404,495	2,836	0.70	352,582	3,540	1.00
Short-term borrowings	162,732	234	0.14	164,710	293	0.18	170,065	248	0.15
Federal Home Loan Bank advances	218,704	6,026	2.76	207,684	6,863	3.30	201,704	7,280	3.61
Junior subordinated debentures	40,356	1,234	3.06	39,495	1,143	2.89	36,085	1,039	2.88
Other borrowings	147,091	4,891	3.33	140,888	4,753	3.37	137,226	4,941	3.60
Total interest-bearing liabilities	$1,702,111	16,894	0.99	$1,629,310	17,767	1.09	$1,443,401	19,727	1.37

Noninterest-bearing demand deposits	$575,549			$518,406			$412,039
Other noninterest-bearing liabilities	33,284			36,982			28,460
Total liabilities	$2,310,944			$2,184,698			$1,883,900

Stockholders' equity	142,734			145,906			141,793

Total liabilities and stockholders' equity	$2,453,678			$2,330,604			$2,025,693

Net interest income		$73,048			$66,710			$59,532

Net interest spread			2.89%			2.75%			2.81%

Net interest margin			3.15%			3.03%			3.14%

Ratio of average interest earning assets to average interest-bearing liabilities	136.27%			135.04%			131.37%

(1) Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 35% tax rate in each year presented.

(2) Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3) Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

The Company’s components of change in net interest income are presented in the following table:

	For the years ended December 31, 2014, 2013 and 2012

	Inc./(Dec.)	Components		Inc./(Dec.)	Components
	from	of Change (1)		from	of Change (1)
	Prior Year	Rate	Volume	Prior Year	Rate	Volume
	2014 vs. 2013			2013 vs. 2012
	(dollars in thousands)			(dollars in thousands)
INTEREST INCOME
Federal funds sold	$2	$(1)	$3	$13	$(3)	$16
Interest-bearing deposits at other financial institutions	24	(48)	72	(103)	(33)	(70)
Investment securities (2)	2,539	2,808	(269)	1,872	(366)	2,238
Restricted investment securities	(30)	(39)	9	52	21	31
Gross loans/leases receivable (2) (3)	2,930	(2,384)	5,314	3,384	(6,754)	10,138

Total change in interest income	$5,465	$336	$5,129	$5,218	$(7,135)	$12,353

INTEREST EXPENSE
Interest-bearing demand deposits	$(47)	$(230)	$183	$(800)	$(1,327)	$527
Time deposits	(159)	(74)	(85)	(704)	(1,174)	470
Short-term borrowings	(59)	(55)	(4)	45	53	(8)
Federal Home Loan Bank advances	(837)	(1,186)	349	(417)	(628)	211
Junior subordinated debentures	91	66	25	104	5	99
Other borrowings	138	(69)	207	(188)	(318)	130

Total change in interest expense	$(873)	$(1,548)	$675	$(1,960)	$(3,389)	$1,429

Total change in net interest income	$6,338	$1,884	$4,454	$7,178	$(3,746)	$10,924

(1)

The column "Inc/(Dec) from Prior Year" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 35% tax rate in each year presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses (also referred to as “allowance for estimated losses on loans/leases” or “allowance”). The Company’s allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, governmental guarantees, payment status, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the economic health of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan/lease portfolio, it enhances its methodology accordingly. Management may report a materially different amount for the provision in the statement of operations to change the allowance if its assessment of the above factors were different. The discussion regarding the Company’s allowance should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere in this Form 10-K, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition – Allowance for Estimated Losses on Loans/Leases.” Although management believes the level of the allowance as of December 31, 2014 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

The Company’s assessment of OTTI of its securities portfolio is another critical accounting policy as a result of the level of judgment required by management. Available-for-sale and held to maturity securities are evaluated to determine whether declines in fair value below their cost are other-than-temporary. In estimating OTTI losses, management considers a number of factors including, but not limited to: (1) the length of time and extent to which the fair value has been less than amortized cost; (2) the financial condition and near-term prospects of the issuer; (3) the current market conditions; and (4) the intent of the Company to not sell the security prior to recovery and whether it is not more-likely-than-not that the Company will be required to sell the security prior to recovery. The discussion regarding the Company’s assessment of OTTI should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere in this Form 10-K.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, and 2012

OVERVIEW. Net income attribute to QCR Holdings, Inc. for 2014 was $15.0 million, or EPS of $1.72 after preferred stock dividends of $1.1 million. Comparing 2014 to 2013, annual earnings were flat and EPS decreased 17%, due to the increase in common shares outstanding that resulted from the conversion of the Company’s Series E Non-Cumulative Convertible Perpetual Preferred Stock (“Series E Preferred Stock”) in December 2013 and the acquisition of Community National in May 2013. Net interest income grew $5.0 million, or 8%, in 2014 due to organic loan growth in the Company’s legacy markets, as well as improvements in the average yield of investment securities. Provision increased $877 thousand, or 15%, as the Company grew loans/leases 12% in 2014, and proactively addressed asset quality issues in the fourth quarter. Noninterest income decreased $4.8 million, or 19%, as 2013 included several nonrecurring items related to the acquisition of CNB, disposition of the credit card portfolio and credit card issuing operations, as well as a large gain on the sale of a nonperforming loan, all totaling approximately $5.6 million. Excluding these one-time items, noninterest income increased $785 thousand, or 4%, led by increased wealth management fees, deposit service fees and correspondent banking fees. Noninterest expenses grew $3.2 million, or 5%, in 2014, excluding acquisition and data conversion costs incurred in 2013 totaling $2.4 million. The addition of CNB’s cost structure (net of the cost savings realized post-acquisition) for the first full year contributed to the increased costs.

Net income attributable to QCR Holdings, Inc. for 2013 was $14.9 million, or EPS of $2.08 after preferred stock dividends of $3.2 million. Comparing 2013 to 2012, annual earnings grew 18% and EPS increased 12%. Net interest income grew $6.5 million, or 11%, in 2013 with the acquisition of CNB and organic growth in the Company’s legacy markets. Provision increased $1.6 million, or 36%, as the Company added specific allowances to several existing nonperforming loans as workouts of those loans continued to progress. Noninterest income jumped $9.2 million, or 55%, propelled by acquisition-related gains of $4.1 million (bargain purchase gain of $1.8 million and the gains on branch sales of $2.3 million), growth in wealth management fee income of $1.5 million, increased gains on sales of government guaranteed portions of loans of $1.1 million, as well as increases across many of the core recurring noninterest income sources as a result of the acquisition of CNB. Noninterest expenses grew $12.2 million, or 23%, in 2013. Acquisition and data conversion costs totaled $2.4 million for the year. The addition of CNB’s cost structure contributed to increased costs for more than half of the year.

INTEREST INCOME. For 2014, interest income grew $4.1 million, or 5%. In total, the Company’s average interest-earning assets increased $119.2 million, or 5%, year-over-year. This growth more than offset the continued impact of declining yields on loans. Average loans/leases grew 8%, while average securities declined 2%. This shift was part of the Company’s strategy to shift the mix of earning assets from lower yielding securities to higher yielding loans and leases. Additionally, the Company continued to diversify its securities portfolio, included increasing its portfolio of tax exempt municipal securities. The large majority of these are privately placed debt issuances located in the Midwest and require a thorough underwriting process before investment. Execution of this strategy has led to increased interest income on a tax equivalent basis over the past several years. Management understands that this strategy has extended the duration of its securities portfolio and continually evaluates the combined benefit of increased interest income and reduced effective income tax rate and the impact on interest rate risk.

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

INTEREST EXPENSE. Comparing 2014 to 2013, interest expense declined $872 thousand, or 5%, year-over-year. Average interest-bearing liabilities grew 4% in 2014 with most of this in deposits. The Company was successful in continuing to manage down its cost of funds as follows:

●	Continued reduction of interest rates paid across all deposits without runoff (the average cost of interest-bearing deposits fell from 0.44% for 2013 to 0.40% for 2014);
●	Focus on continued growth in noninterest bearing deposit accounts (average noninterest bearing balances grew 11% in 2014, primarily due to successful growth in the correspondent banking area); and
●	Continued shift of funding from high-cost borrowings to deposits and/or low-cost borrowings.

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

The Company’s management intends to continue to shift the mix of funding from wholesale funds to core deposits, including noninterest-bearing deposits. Continuing this trend will strengthen the Company’s franchise value, reduce funding costs, and increase fee income opportunities through deposit service charges.

PROVISION FOR LOAN/LEASE LOSSES. The provision is established based on a number of factors, including the Company’s historical loss experience, delinquencies and charge-off trends, the local and national economy and the risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company’s provision totaled $6.8 million for 2014 which was an increase of $877 thousand, or 15%, from 2013 due to strong loan/lease growth coupled with charge-offs that addressed asset quality issues in the fourth quarter of 2014.

Comparing 2013 to 2012, the Company’s provision increased $1.5 million, or 36%, from $4.4 million for 2012 to $5.9 million for 2013. Despite the drop in nonperforming loans (decline of $4.9 million, or 19%) in 2013, the Company had an increased need for specific reserves for certain existing nonperforming loans as the workouts of these loans progressed.

The Company had an allowance of 1.42% of total gross loans/leases at December 31, 2014, compared to 1.47% of total gross loans/leases at December 31, 2013, and compared to 1.55% of total gross loans/leases at December 31, 2012. In accordance with generally accepted accounting principles for acquisition accounting, the acquired CNB loans were recorded at fair value; therefore, there was no allowance associated with CNB’s loans at acquisition. Further, the Company’s allowance to total nonperforming loans/leases was 115% at December 31, 2014, which was up from 105% at December 31, 2013, and up from 78% at December 31, 2012.

NONINTEREST INCOME. The following tables set forth the various categories of noninterest income for the years ended December 31, 2014, 2013, and 2012.

	Years Ended
	December 31, 2014	December 31, 2013	$ Change	% Change

Trust department fees	$5,715,151	$4,941,681	$773,470	15.7%
Investment advisory and management fees, gross	2,798,170	2,580,140	218,030	8.5
Deposit service fees	4,483,585	4,267,162	216,423	5.1
Gains on sales of residential real estate loans	460,721	836,065	(375,344)	(44.9)
Gains on sales of government guaranteed portions of loans	2,040,638	2,148,979	(108,341)	(5.0)
Earnings on bank-owned life insurance	1,721,507	1,786,023	(64,516)	(3.6)
Debit card fees	982,005	991,300	(9,295)	(0.9)
Correspondent banking fees	1,064,030	772,120	291,910	37.8
Participation service fees on commercial loan participations	854,621	768,547	86,074	11.2
Bargain purchase gain on Community National Acquisition	-	1,841,385	(1,841,385)	(100.0)
Gains on sales of certain Community National Bank branches	-	2,334,216	(2,334,216)	(100.0)
Securities gains, net	92,363	432,492	(340,129)	(78.6)
Losses on other real estate owned, net	(447,272)	(545,340)	98,068	(18.0)
Other	1,231,781	2,659,058	(1,427,277)	(53.7)
Total noninterest income	$20,997,300	$25,813,828	$(4,816,528)	(18.7)%

	Years Ended
	December 31, 2013	December 31, 2012	$ Change	% Change

Trust department fees	$4,941,681	$3,632,278	$1,309,403	36.0%
Investment advisory and management fees, gross	2,580,140	2,361,159	218,981	9.3
Deposit service fees	4,267,162	3,485,929	781,233	22.4
Gains on sales of residential real estate loans	836,065	1,388,142	(552,077)	(39.8)
Gains on sales of government guaranteed portions of loans	2,148,979	1,069,565	1,079,414	100.9
Earnings on bank-owned life insurance	1,786,023	1,609,208	176,815	11.0
Debit card fees	991,300	951,200	40,100	4.2
Correspondent banking fees	772,120	424,458	347,662	81.9
Participation service fees on commercial loan participations	768,547	665,992	102,555	15.4
Bargain purchase gain on Community National Acquisition	1,841,385	-	1,841,385	100.0
Gains on sales of certain Community National Bank branches	2,334,216	-	2,334,216	100.0
Securities gains, net	432,492	104,600	327,892	313.5
Losses on other real estate owned, net	(545,340)	(1,332,972)	787,632	(59.1)
Other	2,659,058	2,261,736	397,322	17.6
Total noninterest income	$25,813,828	$16,621,295	$9,192,533	55.3%

Trust department fees continue to be a significant contributor to noninterest income, increasing 16% in 2014 and 36% in 2013. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts. Part of this increase stems from the addition of CNB’s trust department for the first full year. As the markets have strengthened with the national economy’s recovery from recession, the Company’s fee income has experienced similar growth. In recent years, the Company has been successful in expanding its customer base which has helped to drive the recent increases in fee income.

In recent years, management has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as leverage of and collaboration among existing resources (including the aforementioned trust department). CNB did not provide investment advisory and management services; however, the Company is leveraging its existing infrastructure to efficiently offer these services in the communities served by CNB. Similar to trust department fees, these fees are largely determined based on the value of the investments managed. And, similar to the trust department, the Company has had some success in expanding its customer base which has helped to drive the recent increases in fee income. Investment advisory fees increased 9% in both 2014 and 2013.

As management focuses on growing fee income, expanding market share in trust and investment advisory services will continue to be a primary strategic focus.

Deposit service fees expanded 5% in 2014 and 22% in 2013 largely due to the addition of CNB’s deposits. The Company has placed an emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits as the latter tends to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans decreased 45% in 2014 and 40% in 2013. With the sustained historically low interest rate environment, refinancing activity has slowed as many of the Company’s existing and prospective customers have already executed a refinancing.

Gains on the sale of government guaranteed portions of loans decreased 5% in 2014, while increasing 101% in 2013. As one of its core strategies, the Company continues to leverage its small business lending expertise by taking advantage of programs offered by the SBA and the USDA. The Company’s portfolio of government guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government guaranteed portion on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government guaranteed portions of loans tends to fluctuate depending on the demand for small business loans that fit the criteria for the government guarantee. Further, some of the transactions can be large and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can be large. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing. The Company is adding additional talent and executing on strategies in an effort to make this a more consistent and larger source of revenue.

Earnings on Bank-Owned Life Insurance (“BOLI”) were relatively flat in 2014 (decreasing 4%). BOLI earnings increased 11% in 2013. There were no purchases of BOLI in 2014. With the acquisition of CNB in 2013, the Company acquired $4.6 million of BOLI. Additionally, the Company purchased $2.0 million in 2012. Yields on BOLI (based on a simple average and excluding the impact of the federal income tax exemption) were 3.26% for 2014, 3.65% for 2013, and 3.67% for 2012. Notably, a small portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity market. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees were relatively flat in 2014, while increasing 4% in 2013. The majority of the Company’s customer checking accounts have debit cards that have high usage rates. This item represents the interchange revenue that the Company earns on debit card issuances and transactions. As the Company continues to grow the number of these deposits, this line item will continue to expand.

Correspondent banking fees grew 38% in 2014 and 82% in 2013. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund additional loan growth as well as a steady source of fee income. In 2014, the Company expanded its territory to Wisconsin in order to continue to build this business unit. The Company now serves approximately 164 Banks in Iowa, Illinois and Wisconsin.

Participation service fees on commercial loan participations increased 11% in 2014 and 15% in 2013. These fees represent the amount paid to the Company by participants to cover the servicing expenses incurred by the Company. The fee is generally 25 basis points of the participated loan amount. Additionally, the Company receives a mandated 1% servicing fee on the sold portion of government guaranteed loans.

In accordance with acquisition accounting rules, the Company recognized a bargain purchase gain of $1.8 million in 2013 in recording the acquisition of Community National. The Company adjusted the acquired assets and assumed liabilities to fair value as determined by an independent valuation specialist. The gain resulted primarily from the recording of a core deposit intangible based on the value of the acquired deposit portfolio, and the recognition of a discount on the trust preferred securities that were previously issued by Community National and were assumed by the Company in the transaction. Net of other more modest valuation adjustments, and the resulting deferred income tax liabilities, the $1.8 million bargain purchase gain was included in noninterest income. See Note 2 to the consolidated financial statements for additional information regarding the Company’s acquisition of Community National.

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

As the Company works to improve its balance sheet mix, investment securities continue to be sold (as market opportunity allows) to fund loan/lease growth and municipal securities, improving the yield the Company earns on these assets and net interest margin. In 2014, the Company sold $78.5 million of investment securities at a modest gain of $92 thousand. During the third quarter of 2013, the Company sold a mix of government-sponsored residential mortgage-backed securities, government-sponsored agency securities, and one smaller individual trust preferred security at a pre-tax gain on sale of $432 thousand. In turn, QCBT reinvested the sales proceeds back into a blend of government-sponsored agency securities and residential mortgage-backed securities at a higher yield with modest duration extension.

In 2014, the Company wrote down three existing OREO properties by a total of $475 thousand (offset by small gains on the sale of OREO). The losses were the result of further declines in appraised values. In 2013, the Company wrote down one existing individual OREO property by $463 thousand as a result of a decline in appraised value. The remaining $82 thousand consisted of small losses on the sales of several properties. In 2012, the Company incurred elevated levels of write-downs of existing OREO as the result of further declines in appraised values of certain properties. Of the total losses on OREO for 2012, the Company wrote down $1.2 million of existing OREO and recognized losses on sales of $173 thousand. Management continues to proactively manage its OREO portfolio in an effort to sell timely at minimal loss.

Included in “Other” noninterest income were the following items:

●

During the first quarter of 2013, QCBT sold its credit card loan portfolio for a pre-tax gain on sale of $495 thousand. In addition, QCBT sold its credit card issuing operations to the same purchaser for a pre-tax gain on sale of $355 thousand. The latter was the primary reason for the decline in the credit card fees, net of processing costs, during 2013.

●	In December 2013, QCBT sold certain related nonperforming loans at a gain of $576 thousand.

●

In 2012, the Company recognized $580 thousand pre-tax gain on the sale of a small equity interest in a company that provided data processing services to the Company’s merchant credit card acquiring business that was previously sold in 2008.

NONINTEREST EXPENSES. The following tables set forth the various categories of noninterest expenses for the years ended December 31, 2014, 2013, and 2012.

	Years Ended
	December 31, 2014	December 31, 2013	$ Change	% Change

Salaries and employee benefits	$40,337,055	$37,510,318	$2,826,737	7.5%
Occupancy and equipment expense	7,385,526	6,712,468	673,058	10.0
Professional and data processing fees	6,191,574	6,424,594	(233,020)	(3.6)
FDIC and other insurance	2,895,494	2,587,041	308,453	11.9
Loan/lease expense	1,310,644	1,521,523	(210,879)	(13.9)
Advertising and marketing	1,985,121	1,726,314	258,807	15.0
Postage and telephone	930,408	1,069,142	(138,734)	(13.0)
Stationery and supplies	579,330	562,301	17,029	3.0
Bank service charges	1,291,017	1,144,757	146,260	12.8
Acquisition and data conversion costs	-	2,353,162	(2,353,162)	(100.0)
Other	2,363,752	2,821,038	(457,286)	(16.2)
Total noninterest expense	$65,269,921	$64,432,658	$837,263	1.3%

	Years Ended
	December 31, 2013	December 31, 2012	$ Change	% Change

Salaries and employee benefits	$37,510,318	$33,274,509	$4,235,809	12.7%
Occupancy and equipment expense	6,712,468	5,635,257	1,077,211	19.1
Professional and data processing fees	6,424,594	4,317,939	2,106,655	48.8
FDIC and other insurance	2,587,041	2,330,611	256,430	11.0
Loan/lease expense	1,521,523	1,041,824	479,699	46.0
Advertising and marketing	1,726,314	1,445,476	280,838	19.4
Postage and telephone	1,069,142	959,708	109,434	11.4
Stationery and supplies	562,301	541,122	21,179	3.9
Bank service charges	1,144,757	853,895	290,862	34.1
Acquisition and data conversion costs	2,353,162	-	2,353,162	100.0
Other-than-temporary impairment losses on securities	-	62,400	(62,400)	(100.0)
Other	2,821,038	1,796,206	1,024,832	57.1
Total noninterest expense	$64,432,658	$52,258,947	$12,173,711	23.3%

Management places strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, increased 8% and 13% in 2014 and 2013, respectively. The increases were largely due to the addition of CNB’s cost structure for more than half of the year in 2013 and the full year in 2014. Excluding the impact of CNB, the Company’s increases were largely the result of:

●	Customary annual salary and benefits increases averaging approximately 2.5% for the Company’s employee base in 2014 and 2013.
●	Continued increases in health insurance-related employee benefits for the Company’s employee base.
●	Higher accrued incentive compensation.
●

Targeted talent additions. Specifically, in 2014, the Company added twelve business development/sales officers (four in the Wealth Management Division, four in the Commercial area, three in the Correspondent Banking Division, and one at m2) in an effort to continue to grow market share.

Occupancy and equipment expense increased in 2014 and 2013 due to the addition of CNB’s branch network. At acquisition, CNB had eight branches, and the Company sold four in early October of 2013 and closed one in December of 2013. Over the past several years, the Company incurred increased equipment cost with the purchases of additional technology for enhanced customer service and improved fraud detection and prevention systems. In addition, the largest branch office of RB&T was renovated in 2012 to allow for existing and future expansion.

Professional and data processing fees decreased 4% in 2014 and increased 49% in 2013. The increase in 2013 was due to the addition of CNB’s cost structure and increased legal fees for a longstanding legal matter concerning a past nonperforming loan that experienced increased litigation activity. The Company, the plaintiff in the litigation, was awarded judgment in an amount to be paid by the defendant. The defendant, however, appealed the court’s decision in January 2014 and as of February 2015, the case continues to be ongoing. Management will continue to focus on minimizing one-time costs and driving those recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

FDIC and other insurance expense has generally fallen over the past several years since the FDIC modified its assessment calculation to more closely align with bank performance and risk. The increase in 2014 and 2013 was primarily the result of adding CNB for more than half of the year in 2013 and for the full year in 2014.

Loan/lease expense fluctuated significantly over the past two years with a 14% decrease during 2014, and a 46% increase in 2013. Some of the increase in 2013 was the result of adding CNB’s cost structure. In addition, the Company incurred elevated levels of expense at the legacy banks in 2013 for certain existing nonperforming loans as workouts progressed. Generally, loan/lease expense has a direct relationship with the level of nonperforming loans/leases; however, it may deviate depending upon the individual nonperforming loans/leases. Management expects these historically elevated levels of expense to continue to decline in line with the declining trend in nonperforming loans/leases.

The Company incurred additional expenses for advertising and marketing during 2014 and 2013 in an effort to gain market share across all four markets the Company serves. Part of the increase in both periods was due to the addition of CNB’s cost structure for more than half of the year in 2013 and the full year in 2014.

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

During 2012, the Company’s evaluation of its securities portfolio for OTTI determined that two privately held equity securities experienced declines in fair value that were other-than-temporary. As a result, the Company wrote down the value of these securities and recognized losses in the amount of $62 thousand. There were no OTTI losses in 2013 or 2014.

Other noninterest expense decreased 16% in 2014 and increased 57% in 2013. Due to the acquisition of CNB in 2013, expenses were inflated due to one-time items and other miscellaneous costs related to conversion and the unwinding of dual cost structures. Expenses decreased in 2014 due to the full integration of CNB.

INCOME TAX EXPENSE. The provision for income taxes was $3.0 million for 2014, or an effective tax rate of 16.9%, compared to $4.6 million for 2013, or an effective tax rate of 23.6%, and compared to $4.5 million for 2012, or an effective tax rate of 25.7%. The declines in the effective tax rate were primarily the result of the following:

●

The continued increases in tax-exempt income for securities, loans, and BOLI. For securities, nontaxable interest income on municipal securities grew 46% in 2014 and 77% in 2013. These growth rates outpaced the growth rates of the Company’s taxable income sources.

●

The Company recognized a one-time tax benefit in the first quarter of 2014 of $359 thousand as a result of the finalization of the tax issues related to the CNB acquisition following the filing of the acquired entity’s final tax return.

FINANCIAL CONDITION

OVERVIEW. Following is a table that represents the major categories of the Company’s balance sheet.

	As of December 31,
	2014		2013		2012
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$120,350	5%	$114,431	5%	$110,488	5%
Securities	651,539	26%	697,210	29%	602,239	29%
Net loans/leases	1,606,929	64%	1,438,832	60%	1,267,462	61%
Other assets	146,140	5%	144,480	6%	113,541	5%
Total assets	$2,524,958	100%	$2,394,953	100%	$2,093,730	100%

Total deposits	$1,679,668	67%	$1,646,991	69%	$1,374,114	66%
Total borrowings	662,558	26%	563,381	24%	547,758	26%
Other liabilities	38,653	1%	37,004	1%	31,424	1%
Total stockholders' equity	144,079	6%	147,577	6%	140,434	7%
Total liabilities and stockholders' equity	$2,524,958	100%	$2,394,953	100%	$2,093,730	100%

In 2014, total assets grew $130.0 million, or 5%. The Company organically grew its net loan/lease portfolio $168.1 million, which was partly funded by cash from the securities portfolio, as it decreased $45.7 million, or 7% (mostly due to the sale of securities). Deposits grew $32.7 million, or 2% during 2014. Borrowings increased $99.2 million, mostly due to an increase in overnight funding of $80.6 million. Quarter-end and year-end deposit balances can fluctuate a great deal due to large customer and correspondent bank activity. Since this cash outflow is typically temporary, the Company normally fills the funding gap with overnight or other short-term borrowings.

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

Following is a breakdown of the Company’s securities portfolio by type as of December 31, 2014, 2013, and 2012.

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$307,869	47%	$356,473	51%	$338,609	56%
Municipal securities	229,230	35%	180,361	26%	97,615	17%
Residential mortgage-backed and related securities	111,423	17%	157,429	23%	163,601	27%
Trust preferred securities	-	0%	-	0%	139	0%
Other securities	3,017	1%	2,947	0%	2,275	0%
	$651,539	100%	$697,210	100%	$602,239	100%

As a % of Total Assets	25.80%		27.61%		28.76%
Net Unrealized Gains (Losses) as a % of Amortized Cost	-0.19%		-4.02%		1.44%
Duration (in years)	4.4		4.7		2.8

As a result of fluctuations in longer-term interest rates, the Company’s fair value of its securities portfolio moved from a net unrealized gain position (approximately 1.4% of amortized cost at the end of 2012) to a net unrealized loss position (approximately 4.0% at the end of 2013 and a very modest 0.2% at the end of 2014). Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in 2014.

In 2014, the duration of the securities portfolio decreased slightly for two reasons:

●

A portion of the government-sponsored agency securities contain call options at the discretion of the issuer whereby the issuer can call the security at par at certain times which vary by individual security.  With a steady decline in longer-term market interest rates in 2014, the duration of these callable agency securities shortened as the likelihood of a call increased.

●	The Company’s sales strategy in 2014 targeted the liquidation of longer duration government-sponsored agency securities and government-sponsored mortgage-backed securities.

The duration of the securities portfolio lengthened in 2013 for two reasons:

●	With the sharp increase in longer-term rates in 2013, the duration of those callable agency securities lengthened as the likelihood of a call became remote.
●

The increased investment in tax-exempt municipal securities which tend to be longer term (average maturity is approximately seven years).  Management understands that this extended the duration of its securities portfolio and continually evaluates the combined benefit of increased interest income and reduced effective income tax rate and the impact on interest rate risk.

The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities. Additionally, the Company has not invested in the types of securities subject to the Volcker Rule (a provision of the Dodd-Frank Act).

See Note 3 to the consolidated financial statements for additional information regarding the Company’s investment securities.

LOANS/LEASES. The Company’s gross loan/lease portfolio grew $167.6 million, or 12%, during 2014. Notably, commercial and industrial loans increased $92.2 million, or 21%, and direct financing leases increased $37.1 million, or 29%. Although commercial real estate loans grew $30.4 million, or 5%, this sector of the loan/lease portfolio is becoming a smaller percentage of total loans/leases (down from 46% in 2013 to 43% in 2014).

The Company’s gross loan/lease portfolio grew $171.4 million, or 13%, during 2013. Excluding the impact of the branch sales, the Company grew loans/leases $225.8 million, or 18%, during 2013. With the addition of CNB’s loan portfolio and organic growth at the Company’s legacy markets, the mix of loans/leases was relatively flat from 2012 to 2013.

The mix of loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial and industrial loans	$523,927	32%	$431,688	30%	$394,244	31%	$350,794	29%	$365,625	31%
Commercial real estate loans	702,140	43%	671,753	46%	593,979	46%	577,804	48%	553,717	47%
Direct financing leases	166,032	10%	128,902	9%	103,686	8%	93,212	8%	83,010	7%
Residential real estate loans	158,633	10%	147,356	10%	115,582	9%	98,107	8%	82,197	7%
Installment and other consumer loans	72,607	5%	76,034	5%	76,720	6%	78,223	7%	86,240	8%
Total loans/leases	$1,623,339	100%	$1,455,733	100%	$1,284,211	100%	$1,198,140	100%	$1,170,789	100%

Plus deferred loan/lease origination costs, net of fees	6,664		4,547		3,176		2,605		1,750
Less allowance for estimated losses on loans/leases	(23,074)		(21,448)		(19,925)		(18,789)		(20,365)
Net loans/leases	$1,606,929		$1,438,832		$1,267,462		$1,181,956		$1,152,174

Historically, the Company structures most residential real estate loans to conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell the loans on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans and recognizing noninterest income for the gain on sale. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans in the table above. Historically, the subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature or adjust in one to five years, and then retain these loans in their portfolios. During 2011 and 2012, the Company originated and continues to hold a limited amount of 15-year fixed rate residential real estate loans that met certain credit guidelines. In 2013, the Company discontinued this specific strategy to originate and hold certain 15-year fixed residential real estate loans. The remaining residential real estate loans originated by the Company continue to be sold on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans. In addition, the Company has not originated any subprime, Alt-A, no documentation, or stated income residential real estate loans throughout its history.

The following tables set forth the remaining maturities by loan/lease type as of December 31, 2014 and 2013. Maturities are based on contractual dates.

	As of December 31, 2014
				Maturities After One Year
	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates

	(dollars in thousands)

Commerical and industrial loans	$179,177	$254,961	$89,789	$226,178	$118,572
Commercial real estate loans	131,438	446,352	124,350	427,753	142,949
Direct financing leases	5,326	151,558	9,148	160,706	-
Residential real estate loans	3,688	2,625	152,320	109,398	45,547
Installment and other consumer loans	21,851	41,077	9,679	25,711	25,045
	$341,480	$896,573	$385,286	$949,746	$332,113

Percentage of total loans/leases	21%	55%	24%	74%	26%

	As of December 31, 2013
				Maturities After One Year
	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates

	(dollars in thousands)

Commerical and industrial loans	$159,145	$199,936	$72,607	$172,889	$99,654
Commercial real estate loans	111,686	407,750	152,317	421,568	138,499
Direct financing leases	4,292	117,106	7,504	124,610	-
Residential real estate loans	3,213	2,558	141,585	100,492	43,651
Installment and other consumer loans	17,935	49,612	8,487	30,999	27,100
	$296,271	$776,962	$382,500	$850,558	$308,904

Percentage of total loans/leases	20%	54%	26%	73%	27%

Over the past two years, the Company has seen modest changes to the duration of its overall loan/lease portfolio. With the growth in municipal securities and residential real estate loans, both of which are longer duration assets with fixed interest rates, it is important that the Company limits extension of the rest of the loan portfolio in an effort to limit exposure to rising rate scenarios. The strategy, as discussed in the “Noninterest Income” section, of the execution of interest rate swaps on commercial loans, helps offset the growth of longer term fixed rate assets and maintain a favorable interest rate risk profile.

Management continues to focus on growing quality loans/leases and carefully monitors maturities and interest rate sensitivity of the current portfolio.

See Note 4 to the consolidated financial statements for additional information on the Company’s loan/lease portfolio.

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES. The allowance totaled $23.1 million at December 31, 2014, which was an increase of $1.6 million, or 8%, from $21.4 million at December 31, 2013. Provision totaled $6.8 million for 2014 and outpaced net charge-offs of $5.2 million (or 34 basis points of average loans/leases outstanding).

The allowance totaled $21.4 million at December 31, 2013, which was an increase of $1.5 million, or 8%, from $19.9 million at December 31, 2012. Provision totaled $5.9 million for 2013 and outpaced net charge-offs of $4.4 million (or 31 basis points of average loans/leases outstanding).

The following table summarizes the activity in the allowance.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Average amount of loans/leases outstanding, before allowance for estimated losses on loans/leases	$1,540,382	$1,425,364	$1,219,623	$1,177,705	$1,209,587

Allowance for estimated losses on loans/leases:
Balance, beginning of fiscal period	$21,448	$19,925	$18,789	$20,365	$22,505
Charge-offs:
Commercial and industrial	(1,476)	(963)	(683)	(3,334)	(2,609)
Commercial real estate	(2,756)	(3,573)	(2,232)	(3,682)	(5,922)
Direct financing leases	(1,504)	(917)	(740)	(1,101)	(999)
Residential real estate	(131)	(162)	(4)	-	(35)
Installment and other consumer	(269)	(229)	(717)	(945)	(1,135)
Subtotal charge-offs	(6,136)	(5,844)	(4,376)	(9,062)	(10,700)

Recoveries:
Commercial and industrial	363	626	663	414	380
Commercial real estate	418	574	222	287	381
Direct financing leases	68	12	77	3	163
Residential real estate	10	17	-	-	-
Installment and other consumer	96	208	179	166	172
Subtotal recoveries	955	1,437	1,141	870	1,096
Net charge-offs	(5,181)	(4,407)	(3,235)	(8,192)	(9,604)
Provision charged to expense	6,807	5,930	4,371	6,616	7,464
Balance, end of fiscal year	$23,074	$21,448	$19,925	$18,789	$20,365
Ratio of net charge-offs to average loans/leases outstanding	0.34%	0.31%	0.27%	0.70%	0.79%

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

The Company continued the strengthening of its core loan portfolio as the levels of criticized loans remained relatively flat, while levels of classified loans declined in 2014 and 2013, as reported in the following table.

	As of December 31,
Internally Assigned Risk Rating *	2014	2013	2012
		(dollars in thousands)
Special Mention (Rating 6)	$32,958	$24,572	$22,056
Substandard (Rating 7)	35,715	43,508	48,248
Doubtful (Rating 8)	-	-	-
	$68,673	$68,080	$70,304

Criticized Loans **	$68,673	$68,080	$70,304
Classified Loans ***	$35,715	$43,508	$48,248

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

Criticized loans stayed relatively flat in 2014, which coincided with the modest decrease in nonperforming loans during the year. Nonperforming loans/leases (consisting of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing troubled debt restructurings) declined $383 thousand, or 2%, during 2014 and $4.9 million, or 19%, during 2013. Furthermore, nonperforming loans/leases have declined $27.7 million from their peak at September 30, 2010. See the table in the following section for further detail on nonperforming loans/leases and nonperforming assets. As a direct result, the level of allowance as a percentage of gross loans/leases has declined since 2009. Further, in accordance with generally accepted accounting principles for acquisition accounting, the acquired CNB loans were recorded at fair value; therefore, there was no allowance associated with CNB’s loans at acquisition. Additionally, the Company has strengthened its allowance as a percentage of nonperforming loans/leases. The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of nonperforming loans/leases as of December 31, 2014, 2013, and 2012.

	As of December 31,
	2014	2013	2012

Allowance / Gross Loans/Leases	1.42%	1.47%	1.55%
Allowance / Nonperforming Loans/Leases	114.78%	104.70%	78.47%

The following table presents the allowance for estimated losses on loans/leases by type and the percentage of loan/lease type to total loans/leases.

	As of December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial and industrial loans	8,750	32%	5,649	30%	4,532	31%	4,878	29%	7,549	31%
Commercial real estate loans	8,353	43%	10,705	46%	11,070	46%	10,597	48%	9,087	47%
Direct financing leases	3,443	10%	2,517	9%	1,990	8%	1,339	8%	1,531	7%
Residential real estate loans	1,526	10%	1,396	10%	1,070	9%	705	8%	748	7%
Installment and other consumer loans	1,002	5%	1,181	5%	1,263	6%	1,270	7%	1,450	8%
Unallocated	-	NA	-	NA	-	NA	-	NA	-	NA
	$23,074	100%	$21,448	100%	$19,925	100%	$18,789	100%	$20,365	100%

% - Represents the percentage of the certain type of loan/lease to total loans/leases

Although management believes that the allowance at December 31, 2014 was at a level adequate to absorb probable losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require additional increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and its leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 4 to the consolidated financial statements for additional information on the Company’s allowance.

NONPERFORMING ASSETS. The table below presents the amounts of nonperforming assets.

	As of December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Nonaccrual loans/leases (1) (2)	$18,588	$17,878	$17,932	$18,995	$37,427
Accruing loans/leases past due 90 days or more	93	84	159	1,111	320
Troubled debt restructures - accruing	1,421	2,523	7,300	11,904	3,405
Nonperforming loans/leases	20,102	20,485	25,391	32,010	41,152
Other real estate owned	12,768	9,729	3,955	8,386	8,535
Other repossessed assets	155	346	212	109	366
Nonperforming assets	$33,025	$30,560	$29,558	$40,505	$50,053

Nonperforming loans/leases to total loans/leases	1.23%	1.40%	1.97%	2.67%	3.51%
Nonperforming assets to total loans/leases plus reposessed property	2.01%	2.08%	2.29%	3.35%	4.24%
Nonperforming assets to total assets	1.31%	1.28%	1.41%	2.06%	2.73%
Texas ratio (3)	20.26%	18.43%	18.68%	25.58%	33.57%

(1)	Includes government guaranteed portions of loans, if applicable.
(2)

Includes troubled debt restructurings of $5.0 million at December 31, 2014, $10.9 million at December 31, 2013, $5.7 million at December 31, 2012, $8.6 million at December 31, 2011, and $12.6 million at December 31, 2010.

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

In 2014, the Company’s nonperforming assets increased $2.5 million, or 8%, while nonaccrual loans increased $710 thousand. Accruing troubled debt restructurings fell $1.1 million, as the result of improved performance. The growth in OREO was primarily the result of foreclosure on the collateral securing one large nonperforming relationship that was shared between each of the three charters. Management continues to proactively manage its OREO portfolio in an effort to sell timely at minimal loss. In 2013, the Company’s nonperforming assets increased $1.0 million, or 3%. Most of this increase was due to the addition of CNB’s nonperforming assets, which totaled $2.1 million at December 31, 2013. Excluding the impact of CNB, the Company’s nonperforming assets at its legacy charters experienced a decline of $1.0 million, or 4%.

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

DEPOSITS. Deposits grew $32.7 million, or 2%, during 2014. For 2013, deposits grew $272.9 million, or 20%, mostly the result of the CNB acquisition. The table below presents the composition of the Company’s deposit portfolio.

	As of December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Noninterest bearing demand deposits	$511,992	31%	$542,566	33%	$450,660	33%
Interest bearing demand deposits	792,052	47%	715,643	43%	588,912	43%
Time deposits	306,364	18%	326,852	20%	289,222	21%
Brokered time deposits	69,260	4%	61,930	4%	45,320	3%
	$1,679,668	100%	$1,646,991	100%	$1,374,114	100%

The Company has been successful in growing its noninterest bearing deposit portfolio over the past several years, growing average balances 11% in 2014 and 26% in 2013. Year-end balances can fluctuate a great deal due to large customer and correspondent bank activity. Trends have shown that this fluctuation is temporary. Management will continue to focus on growing its noninterest bearing deposit portfolio, including its correspondent banking business at QCBT, as well as shifting the mix from brokered and other higher cost deposits to lower cost core deposits. With the significant success achieved by QCBT in growing its correspondent banking business, QCBT has developed procedures to proactively monitor this industry concentration of deposits and loans. Other deposit-related industry concentrations and large accounts are monitored by the internal asset liability management committee. See discussion regarding policy limits on bank stock loans in the Lending/Leasing section under Item 1 – Business in Part I of this Form 10-K.

SHORT-TERM BORROWINGS. The subsidiary banks offer overnight repurchase agreements to some of their major customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of December 31,
	2014	2013	2012
	(dollars in thousands)
Overnight repurchase agreements with customers	$137,252	$98,823	$104,943
Federal funds purchased	131,100	50,470	66,140
	$268,352	$149,293	$171,083

While overnight repurchase agreements with customers increased in 2014, the Company intends to shift some of these customer funds to deposit products which do not require collateral, helping to free up additional liquidity for the Company. Regarding the Company’s federal funds purchased, this fluctuates based on the short-term funding needs of the Company’s subsidiary banks. See Note 8 to the consolidated financial statements for additional information on the Company’s short-term borrowings.

FHLB ADVANCES AND OTHER BORROWINGS. As a result of their memberships in the FHLB of Des Moines and Chicago, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. The subsidiary banks utilize FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provide a less costly source of funds than customer deposits. For 2014, FHLB advances decreased $27.9 million, or 12%, as QCBT had $20.4 million of advances mature without replacementduring the year. For 2013, FHLB advances increased $29.0 million, or 14%, as RB&T and CRBT borrowed overnight and other short-term advances for short-term funding needs because the cost of the FHLB advance was less than federal funds purchased.

	As of December 31,
	2014	2013	2012
	(dollars in thousands)
Amount Due	$203,500	$231,350	$202,350
Weighted Average Interest Rate at Year-End	2.83%	2.86%	3.45%

See Note 9 to the consolidated financial statements for additional information regarding FHLB advances.

Other borrowings consist largely of wholesale structured repurchase agreements which the subsidiary banks utilize as an alternative funding source to FHLB advances and customer deposits. The table below presents the composition of the Company’s other borrowings.

	As of December 31,
	2014	2013	2012
	(dollars in thousands)
Wholesale structured repurchase agreements	$130,000	$130,000	$130,000
Term note	17,625	9,800	-
364-day revolving note	-	-	5,600
Series A subordinated notes	2,657	2,648	2,640
	$150,282	$142,448	$138,240

In June of 2014, the Company restructured its existing term debt and borrowed an additional $10.0 million of term debt to assist with the final redemption of the Series F Preferred Stock. The term debt is secured by common stock of the Company’s subsidiary banks and has a 4-year term with principal and interest due quarterly. Interest is calculated at the effective LIBOR rate plus 3.00% per annum (3.23% at December 31, 2014). Additionally, the Company continued to maintain its $10.0 million revolving line of credit note. At December 31, 2014, the Company had not borrowed on this revolving credit note and had the full $10.0 million line available.

Additional information regarding other borrowings is described in Note 10 to the consolidated financial statements.

It is management’s intention to continue to reduce the reliance on wholesale funding, including FHLB advances, structured repos, and brokered time deposits. Replacement of this funding with core deposits helps to reduce interest expense as the wholesale funding tends to be higher cost. Management continually evaluates the potential opportunities to prepay or modify (essentially refinance at a net lower interest rate while extending the maturity) these liabilities, as the Company has successfully executed in the past. The Company may choose to utilize advances to supplement funding needs, as this is a way for the company to effectively and efficiently manage interest rate risk. The table below presents the maturity schedule including weighted average cost for the Company’s combined wholesale funding portfolio.

	As of December 31,
	2014		2013
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
Maturity:	Amount Due	at Quarter-End	Amount Due	at Year-End
Year ending December 31:	(dollar amounts in thousands)
2014	$-	0.00%	$110,521	1.24%
2015	103,818	0.92	41,000	2.00
2016	50,642	3.51	48,642	3.63
2017	53,965	2.96	43,075	3.43
2018	60,042	3.41	58,042	3.47
2019	83,152	3.59	77,000	3.72
Thereafter	51,141	2.64	45,000	2.66
Total Wholesale Funding	$402,760	2.66%	$423,280	2.72%

STOCKHOLDERS’ EQUITY. The table below presents the composition of the Company’s stockholders’ equity, including the common and preferred equity components.

	As of December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Common stock	$8,074		$8,006		$5,039
Additional paid in capital - common	61,669		60,360		25,804
Retained earnings	77,877		64,637		53,327
Accumulated other comprehensive income (loss)	(1,935)		(13,644)		4,707
Less: Treasury stock	(1,606)		(1,606)		(1,606)
Total common stockholders' equity	144,079	100%	117,753	80%	87,271	62%

Preferred stock	-		30		55
Additional paid in capital - preferred	-		29,794		53,108
Total preferred stockholders' equity	-	0%	29,824	20%	53,163	38%

Total stockholders' equity	$144,079	100%	$147,577	100%	$140,434	100%

Tangible common equity* / total tangible assets	5.52%		4.71%		4.02%

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

As of December 31, 2014, no preferred stock was outstanding. At December 31, 2013, preferred stock consisted solely of Senior Non-Cumulative Perpetual Preferred Stock, Series F, and totaled $29.8 million.

The Series E Preferred Stock was converted into the Company’s common stock on December 23, 2013. Pursuant to the terms of the Series E Preferred Stock, because the Company’s common stock price exceeded $17.22 for at least 20 trading days in a period of 30 consecutive trading days, the Company’s Board of Directors approved the conversion and the preferred stockholders were notified by mail on November 21, 2013. Each share of Series E Preferred Stock was converted into the number of shares of common stock that resulted from dividing $1,000 (the issuance price per share of the Series E Preferred Stock) by $12.15 (the conversion price per share). As a result of the conversion, the Company issued 2,057,502 shares of common stock.

On June 29, 2012, the Company redeemed 10,223 shares of Series F Preferred Stock from the Treasury for an aggregate redemption amount of $10.2 million plus unpaid dividends to the date of redemption of $125 thousand. On March 31, 2014, the Company redeemed 15,000 shares of Series F Preferred Stock from the Treasury for an aggregate redemption amount of $15.0 million plus unpaid dividends to the date of redemption of $338 thousand. On June 30, 2014, the Company redeemed 14,867 shares of Series F Preferred Stock from the Treasury for an aggregate redemption amount of $14.8 million plus unpaid dividends to the date of redemption of $374 thousand. With the final redemption of the Series F Preferred Stock on June 30, 2014, the Company has completely retired all preferred stock and eliminated the associated dividend payment commitments. See Note 12 to the Consolidated Financial Statements for additional information regarding the Company’s final redemption of the Series F Preferred Stock.

The following table presents the rollforward of stockholders’ equity for the years ended December 31, 2014 and 2013, respectively.

	For the Years Ended December 31,
	2014	2013
	(dollars in thousands)
Beginning balance	$147,577	$140,434
Net income	14,953	14,938
Other comprehensive income (loss), net of tax	11,709	(18,351)
Preferred and common cash dividends declared	(1,713)	(3,627)
Issuance of 834,715 shares of common stock for acquisition of CNB, net	-	13,017
Redemption of 29,867 shares of Series F Preferred Stock	(29,824)	-
Other *	1,377	1,166
Ending balance	$144,079	$147,577

*Includes mostly common stock issued for options exercised and the employee stock purchase plans, as well as stock-based compensation.

The available for sale portion of the securities portfolio experienced a significant decline in fair value during 2013 as the result of the increase in longer term interest rates. The fair value then rebounded in 2014 as the result of the decrease in longer term interest rates. See previous discussion in the Investment Securities section.

See Note 2 to the consolidated financial statements for discussion on the acquisition of CNB and the issuance of common stock therewith.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $118.8 million during 2014, $102.8 million during 2013, and $98.6 million during 2012. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, structured repos, brokered time deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its residential mortgage-backed securities portfolio. At December 31, 2014, the subsidiary banks had 35 lines of credit totaling $351.6 million, of which $17.1 million was secured and $334.5 million was unsecured. At December 31, 2014, $237.6 million was available as $114.0 million was utilized for short-term borrowing needs at QCBT and RB&T. At December 31, 2013, the subsidiary banks had 33 lines of credit totaling $351.3 million, of which $26.8 million was secured and $324.5 million was unsecured. At December 31, 2013, $315.3 million was available as $36.0 million was utilized for short-term borrowing needs at QCBT. The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains its $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 24, 2015. At December 31, 2014, the Company had not borrowed on this revolving credit note and had the full amount available. See Note 10 to the consolidated financial statements for additional information regarding the lines of credit, term note, and revolving credit note.

Investing activities used cash of $129.9 million during 2014 compared to $164.6 million during 2013, and $132.8 million during 2012. Proceeds from calls, maturities, paydowns, and sales of securities were $137.3 million for 2014 compared to $230.8 million for 2013, and $433.5 million for 2012. Purchases of securities used cash of $76.3 million for 2014 compared to $313.0 million for 2013, and $474.5 million for 2012. The net increase in loans/leases used cash of $180.3 million for 2014 compared to $55.3 million for 2013, and $91.3 million for 2012. The Company paid cash of $30.4 million on sales of certain branches of CNB in 2013.

Financing activities provided cash of $100.6 million for 2014 compared to $112.9 million for 2013, and $110.6 million for 2012. Net increases in deposits totaled $32.7 million, $108.9 million, and $168.7 million for 2014, 2013, and 2012, respectively.

Total cash provided by operating activities was $25.6 million for 2014 compared to $32.0 million for 2013, and $30.7 million for 2012.

Throughout its history, the Company has secured additional capital through various resources, including the issuance of trust preferred securities and the issuance of preferred stock. See Notes 11 and 12 to the consolidated financial statements for information on the issuance of trust preferred securities and the issuance of preferred stock, respectively.

On June 30, 2014, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”). This registration statement, declared effective by the SEC on July 14, 2014, will allow the Company to issue various types of securities, from time to time, up to an aggregate amount of $75.0 million. The specific terms and prices of the securities will be determined at the time of any future offering and described in a separate prospectus supplement, which would be filed with the SEC at the time of the particular offering, if any.

As of December 31, 2014 and 2013, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. See Note 16 to the consolidated financial statements for detail of the capital amounts and ratios for the Company and subsidiary banks.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they introduced a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expanded the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change.  The Basel III Rules also permit smaller banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income (“AOCI”), which currently does not affect regulatory capital.  The Company intends to make this election in the first quarter of 2015. The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  The Company became subject to the new Basel III Rules on January 1, 2015.  Management believes that its current capital structure and the execution of its existing capital plan will be sufficient to meet the revised regulatory capital ratios as required by the new Basel III Rules.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2014 and 2013, no amounts had been recorded as liabilities for the banks' potential obligations under these guarantees.

As of December 31, 2014 and 2013, commitments to extend credit aggregated $499.3 million and $432.6 million, respectively. As of December 31, 2014 and 2013, standby letters of credit aggregated $12.9 million and $9.7 million, respectively. Management does not expect that all of these commitments will be funded.

Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 18 to the consolidated financial statements.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following table presents, as of December 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Financial	Payments Due by Period
	Statement		One Year
Description	Note Reference	Total	or Less	2 - 3 Years	4 - 5 Years	After 5 Years
		(dollars in thousands)
Deposits without a stated maturity	N/A	$1,304,044	$1,304,044	$-	$-	$-
Certificates of deposit	7	375,624	294,616	57,332	17,535	6,141
Short-term borrowings	8	268,352	268,352	-	-	-
FHLB advances	9	203,500	63,000	77,500	63,000	-
Other borrowings	10	150,282	9,700	19,400	76,182	45,000
Junior subordinated debentures	11	40,424	-	-	-	40,424
Rental commitments	5	1,072	234	481	357	-
Operating contracts	N/A	14,220	4,952	4,644	4,624	-
Total contractual cash obligations		$2,357,518	$1,944,898	$159,357	$161,698	$91,565

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: (1) fixed or minimum quantities to be purchased; (2) fixed, minimum or variable price provisions; and (3) the approximate timing of the transaction. The Company had no purchase obligations at December 31, 2014. The Company's operating contract obligations represent short and long-term lease payments for data processing equipment and services, software, and other equipment and professional services.

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

Application of the simulation model analysis for select interest rate scenarios at December 31, 2014 demonstrated the following:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012

100 basis point downward shift	-10.0%	-1.7%	-1.0%	-1.5%
200 basis point upward shift	-10.0%	-5.0%	-4.8%	-0.9%
300 basis point upward shock	-25.0%	-11.9%	-11.0%	0.8%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at December 31, 2014 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

QCR Holdings, Inc.

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCR Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2015 expressed an unqualified opinion on the effectiveness of QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting.

Davenport, Iowa

March 12, 2015

QCR Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

Assets	2014	2013
Cash and due from banks	$38,235,019	$41,950,790
Federal funds sold	46,780,000	39,435,000
Interest-bearing deposits at financial institutions	35,334,682	33,044,917

Securities held to maturity, at amortized cost	199,879,574	145,451,895
Securities available for sale, at fair value	451,659,630	551,758,458
Total securities	651,539,204	697,210,353

Loans receivable, held for sale	553,000	1,358,290
Loans/leases receivable, held for investment	1,629,450,070	1,458,921,268
Gross loans/leases receivable	1,630,003,070	1,460,279,558
Less allowance for estimated losses on loans/leases	(23,074,365)	(21,448,048)
Net loans/leases receivable	1,606,928,705	1,438,831,510

Bank-owned life insurance	53,723,548	52,002,041
Premises and equipment, net	36,021,128	36,755,364
Restricted investment securities	15,559,575	17,027,625
Other real estate owned, net	12,767,636	9,729,053
Goodwill	3,222,688	3,222,688
Core deposit intangible	1,670,921	1,870,433
Other assets	23,174,994	23,873,150
Total assets	$2,524,958,100	$2,394,952,924

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$511,991,864	$542,566,087
Interest-bearing	1,167,676,149	1,104,425,156
Total deposits	1,679,668,013	1,646,991,243

Short-term borrowings	268,351,670	149,292,967
Federal Home Loan Bank advances	203,500,000	231,350,000
Other borrowings	150,282,492	142,448,362
Junior subordinated debentures	40,423,735	40,289,830
Other liabilities	38,653,681	37,003,742
Total liabilities	2,380,879,591	2,247,376,144

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $1 par value, shares authorized 250,000	-	29,867
December 2014 - 0 shares issued and outstanding
December 2013 - 29,867 shares issued and outstanding
Common stock, $1 par value; shares authorized 20,000,000	8,074,443	8,005,708
December 2014 - 8,074,443 shares issued and 7,953,197 outstanding
December 2013 - 8,005,708 shares issued and 7,884,462 outstanding
Additional paid-in capital	61,668,968	90,154,528
Retained earnings	77,876,824	64,637,173
Accumulated other comprehensive loss:
Securities available for sale	(1,535,849)	(13,643,986)
Interest rate cap derivatives	(399,367)	-
Less treasury stock, December 2014 and 2013 - 121,246 common shares, at cost	(1,606,510)	(1,606,510)
Total stockholders' equity	144,078,509	147,576,780
Total liabilities and stockholders' equity	$2,524,958,100	$2,394,952,924

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Interest and dividend income:
Loans/leases, including fees	$69,423,001	$66,810,952	$63,363,520
Securities:
Taxable	9,618,436	10,061,066	10,781,300
Nontaxable	6,074,896	4,147,050	2,339,579
Interest-bearing deposits at financial institutions	299,227	275,352	378,566
Restricted investment securities	528,660	558,946	507,281
Federal funds sold	21,036	18,592	5,627
Total interest and dividend income	85,965,256	81,871,958	77,375,873

Interest expense:
Deposits	4,508,921	4,714,306	6,218,713
Short-term borrowings	233,994	293,020	248,545
Federal Home Loan Bank advances	6,025,749	6,863,216	7,279,599
Other borrowings	4,890,845	4,753,260	4,940,970
Junior subordinated debentures	1,234,619	1,142,719	1,038,786
Total interest expense	16,894,128	17,766,521	19,726,613

Net interest income	69,071,128	64,105,437	57,649,260
Provision for loan/lease losses	6,807,000	5,930,420	4,370,767
Net interest income after provision for loan/lease losses	62,264,128	58,175,017	53,278,493

Noninterest income:
Trust department fees	5,715,151	4,941,681	3,632,278
Investment advisory and management fees	2,798,170	2,580,140	2,361,159
Deposit service fees	4,483,585	4,267,162	3,485,929
Gains on sales of residential real estate loans, net	460,721	836,065	1,388,142
Gains on sales of government guaranteed portions of loans, net	2,040,638	2,148,979	1,069,565
Securities gains	92,363	432,492	104,600
Earnings on bank-owned life insurance	1,721,507	1,786,023	1,609,208
Debit card fees	982,005	991,300	951,200
Correspondent banking fees	1,064,030	772,120	424,458
Participation service fees on commercial loan participations	854,621	768,547	665,992
Bargain purchase gain on Community National Acquisition	-	1,841,385	-
Gains on sales of certain Community National Bank branches	-	2,334,216	-
Losses on other real estate owned, net	(447,272)	(545,340)	(1,332,972)
Other	1,231,781	2,659,058	2,261,736
Total noninterest income	20,997,300	25,813,828	16,621,295

Noninterest expenses:
Salaries and employee benefits	40,337,055	37,510,318	33,274,509
Occupancy and equipment expense	7,385,526	6,712,468	5,635,257
Professional and data processing fees	6,191,574	6,424,594	4,317,939
FDIC and other insurance	2,895,494	2,587,041	2,330,611
Loan/lease expense	1,310,644	1,521,523	1,041,824
Advertising and marketing	1,985,121	1,726,314	1,445,476
Postage and telephone	930,408	1,069,142	959,708
Stationery and supplies	579,330	562,301	541,122
Bank service charges	1,291,017	1,144,757	853,895
Acquisition and data conversion costs	-	2,353,162	-
Other-than-temporary impairment losses on securities	-	-	62,400
Other	2,363,752	2,821,038	1,796,206
Total noninterest expenses	65,269,921	64,432,658	52,258,947

Income before income taxes	17,991,507	19,556,187	17,640,841
Federal and state income tax expense	3,038,970	4,617,942	4,534,601
Net income	$14,952,537	$14,938,245	$13,106,240
Less: net income attributable to noncontrolling interests	-	-	488,473
Net income attributable to QCR Holdings, Inc.	$14,952,537	$14,938,245	$12,617,767

Less: preferred stock dividends	1,081,877	3,168,302	3,496,085
Net income attributable to QCR Holdings, Inc. common stockholders	$13,870,660	$11,769,943	$9,121,682

Basic earnings per common share	$1.75	$2.13	$1.88
Diluted earnings per common share	$1.72	$2.08	$1.85

Weighted average common shares outstanding	7,925,220	5,531,948	4,844,776
Weighted average common and common equivalent shares outstanding	8,048,661	5,646,926	4,919,559

Cash dividends declared per common share	$0.08	$0.08	$0.08

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Net income	$14,952,537	$14,938,245	$13,106,240

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	19,697,118	(29,292,079)	(40,839)
Less reclassification adjustment for gains included in net income before tax	92,363	432,492	42,200
	19,604,755	(29,724,571)	(83,039)
Unrealized losses on interest rate cap derivatives:
Unrealized holding losses arising during the period before tax	(584,264)	-	-
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(30,147)	-	-
	(614,411)	-	-

Other comprehensive income (loss), before tax	18,990,344	(29,724,571)	(83,039)
Tax expense (benefit)	7,281,574	(11,373,902)	(35,008)
Other comprehensive income (loss), net of tax	11,708,770	(18,350,669)	(48,031)

Comprehensive income (loss) attributable to QCR Holdings, Inc.	$26,661,307	$(3,412,424)	$13,058,209

See Notes to Consolidated Financial Statements

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2014, 2013, and 2012

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Stock	Total
Balance, December 31, 2011	$65,090	$4,879,435	$89,702,533	$44,585,902	$4,754,714	$2,051,538	$(1,606,510)	$144,432,702
Net income	-	-	-	12,617,767	-	488,473	-	13,106,240
Other comprehensive loss, net of tax	-	-	-	-	(48,031)	-	-	(48,031)
Common cash dividends declared, $0.08 per share	-	-	-	(381,042)	-	-	-	(381,042)
Preferred cash dividends declared and accrued	-	-	-	(3,496,085)	-	-	-	(3,496,085)
Redemption of 10,223 shares of Series F Noncumulative Perpetual Preferred Stock	(10,223)	-	(10,212,777)	-	-	-	-	(10,223,000)
Proceeds from issuance of 31,554 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	31,554	249,316	-	-	-	-	280,870
Proceeds from issuance of 17,876 shares of common stock as a result of stock options exercised	-	17,876	155,428	-	-	-	-	173,304
Exchange of 611 shares of common stock in connection with stock options exercised	-	(611)	(7,125)	-	-	-	-	(7,736)
Exchange of 576 shares of common stock in connection with payroll taxes for restricted stock	-	(576)	(2,103)	-	-	-	-	(2,679)
Proceeds from exercise of warrants to purchase 54,000 shares of common stock issued in conjunction with the Series A Subordinated Notes	-	54,000	486,000	-	-	-	-	540,000
Stock-based compensation expense	-	-	849,760	-	-	-	-	849,760
Restricted stock awards	-	57,770	(57,770)	-	-	-	-	-
Purchase of noncontrolling interest	-	-	(2,250,471)	-	-	(2,531,748)	-	(4,782,219)
Distributions to noncontrolling interests	-	-	-	-	-	(8,263)	-	(8,263)
Balance, December 31, 2012	$54,867	$5,039,448	$78,912,791	$53,326,542	$4,706,683	$-	$(1,606,510)	$140,433,821
Net income	-	-	-	14,938,245	-	-	-	14,938,245
Other comprehensive loss, net of tax	-	-	-	-	(18,350,669)	-	-	(18,350,669)
Common cash dividends declared, $0.08 per share	-	-	-	(459,312)	-	-	-	(459,312)
Preferred cash dividends declared and accrued	-	-	-	(3,168,302)	-	-	-	(3,168,302)
Issuance of 834,715 shares of common stock as a result of the acquisition of Community National Bancorporation, net	-	834,715	12,181,894	-	-	-	-	13,016,609
Conversion of 25,000 shares of Series E Non-cumulative Perpetual Preferred Stock to 2,057,502 shares of common stock	(25,000)	2,057,502	(2,032,502)	-	-	-	-	-
Proceeds from issuance of 27,110 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	27,110	304,396	-	-	-	-	331,506
Proceeds from issuance of 41,258 shares of common stock as a result of stock options exercised	-	41,258	373,519	-	-	-	-	414,777
Exchange of 7,679 shares of common stock in connection with stock options exercised	-	(7,679)	(120,955)	-	-	-	-	(128,634)
Stock-based compensation expense	-	-	792,279	-	-	-	-	792,279
Tax benefit of nonqualified stock options exercised	-	-	62,371	-	-	-	-	62,371
Restricted stock awards	-	30,152	(30,152)	-	-	-	-	-
Exchange of 16,798 shares of common stock in connection with restricted stock vested	-	(16,798)	(289,113)	-	-	-	-	(305,911)
Balance, December 31, 2013	$29,867	$8,005,708	$90,154,528	$64,637,173	$(13,643,986)	$-	$(1,606,510)	$147,576,780
Net income	-	-	-	14,952,537	-	-	-	14,952,537
Other comprehensive loss, net of tax - unrealized gains on securities available for sale of $12,108,137, unrealized losses on interest rate caps derivatives of ($399,367)	-	-	-	-	11,708,770	-	-	11,708,770
Common cash dividends declared, $0.08 per share	-	-	-	(631,009)	-	-	-	(631,009)
Preferred cash dividends declared and accrued	-	-	-	(1,081,877)	-	-	-	(1,081,877)
Redemption of 29,867 shares of Series F Non-cumulative Perpetual Preferred Stock	(29,867)	-	(29,794,055)	-	-	-	-	(29,823,922)
Proceeds from issuance of 25,321 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	25,321	353,566	-	-	-	-	378,887
Proceeds from issuance of 23,659 shares of common stock as a result of stock options exercised	-	23,659	218,095	-	-	-	-	241,754
Stock-based compensation expense	-	-	891,619	-	-	-	-	891,619
Tax benefit of nonqualified stock options exercised	-	-	42,954	-	-	-	-	42,954
Restricted stock awards	-	30,055	(30,055)	-	-	-	-	-
Exchange of 10,300 shares of common stock in connection with restricted stock vested	-	(10,300)	(167,684)	-	-	-	-	(177,984)
Balance, December 31, 2014	$-	$8,074,443	$61,668,968	$77,876,824	$(1,935,216)	$-	$(1,606,510)	$144,078,509

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$14,952,537	$14,938,245	$13,106,240
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,812,645	2,695,578	2,350,303
Provision for loan/lease losses	6,807,000	5,930,420	4,370,767
Deferred income taxes	(1,165,009)	(1,021,991)	2,302,418
Stock-based compensation expense	891,619	792,279	849,760
Deferred compensation expense accrued	1,311,627	822,335	844,844
Losses on other real estate owned, net	447,272	545,340	1,332,972
Amortization of premiums on securities, net	1,809,804	3,574,097	3,946,551
Securities gains	(92,363)	(432,492)	(104,600)
Other-than-temporary impairment losses on securities	-	-	62,400
Loans originated for sale	(58,128,415)	(80,027,780)	(120,430,173)
Proceeds on sales of loans	61,435,064	86,231,767	122,143,407
Gains on sales of residential real estate loans, net	(460,721)	(836,065)	(1,388,142)
Gains on sales of government guaranteed portions of loans, net	(2,040,638)	(2,148,979)	(1,069,565)
Gain on sale of credit card loan receivables	-	(495,405)	-
Gain on sale of credit card issuing operations	-	(355,268)	-
Bargain purchase gain on Community National acquisition	-	(1,841,385)	-
Amortization of core deposit intangible	199,512	178,881	-
Accretion of acquisition fair value adjustments, net	(674,539)	(1,060,708)	-
Gains on sales of certain branches of Community National Bank	-	(2,334,216)	-
Increase in cash value of bank-owned life insurance	(1,721,507)	(1,786,023)	(1,609,208)
Decrease (increase) in other assets	(1,198,107)	7,650,490	1,153,373
Increase in other liabilities	414,134	1,017,133	2,793,570
Net cash provided by operating activities	25,599,915	32,036,253	30,654,917

Cash Flows from Investing Activities:
Net increase in federal funds sold	(7,345,000)	(540,000)	(5,775,000)
Net (increase) decrease in interest-bearing deposits at financial institutions	(2,289,765)	(8,660,888)	4,391,112
Proceeds from sales of other real estate owned	1,593,714	1,345,479	5,241,265
Purchase of derivative instruments	(2,071,650)	-	-
Activity in securities portfolio:
Purchases	(76,256,503)	(312,970,498)	(474,461,164)
Calls, maturities and redemptions	35,247,090	147,264,900	374,292,050
Paydowns	23,611,559	46,098,773	39,956,569
Sales	78,476,422	37,393,047	19,215,075
Activity in restricted investment securities:
Purchases	(1,912,050)	(7,264,600)	(4,584,300)
Redemptions	3,380,100	7,244,200	4,090,050
Purchases of bank-owned life insurance	-	-	(2,000,000)
Net increase in loans/leases originated and held for investment	(180,325,359)	(55,311,462)	(91,275,511)
Purchase of premises and equipment	(2,035,855)	(2,430,353)	(1,871,942)
Proceeds from sale of credit card loan receivables	-	10,674,723	-
Net cash received from Community National Acquisition	-	3,025,073	-
Net cash paid on sales of certain branches of Community National Bank	-	(30,425,618)	-
Net cash used in investing activities	(129,927,297)	(164,557,224)	(132,781,796)

Cash Flows from Financing Activities:
Net increase in deposits	32,695,797	108,923,293	168,656,312
Net (decrease) increase in short-term borrowings	119,058,703	(21,789,994)	(42,453,489)
Activity in Federal Home Loan Bank advances:
Advances	6,000,000	77,000,000	13,000,000
Calls and maturities	(27,850,000)	(82,000,000)	(24,400,000)
Net change in short-term and overnight advances	(6,000,000)	34,000,000	9,000,000
Net (decrease) increase in other borrowings	-	(200,000)	8,099
Proceeds from term debt	10,000,000	10,000,000	-
Principal payments on term debt	(2,125,000)	-	-
Advance (payment) on 364-day revolving note	-	(5,600,000)	2,000,000
Repayment of Community National's other borrowings at acquisition	-	(3,950,000)	-
Payment of cash dividends on common and preferred stock	(1,964,608)	(4,062,726)	(4,088,949)
Redemption of 10,223 shares of Series F Noncumulative Perpetual Preferred Stock, net	-	-	(10,223,000)
Redemption of 29,867 shares of Series F Noncumulative Perpetual Preferred Stock, net	(29,823,922)	-	-
Proceeds from issuance of common stock, net	620,641	582,742	994,174
Purchase of noncontrolling interests	-	-	(1,934,532)
Net cash provided by financing activities	100,611,611	112,903,315	110,558,615

Net (decrease) increase in cash and due from banks	(3,715,771)	(19,617,656)	8,431,736
Cash and due from banks, beginning	41,950,790	61,568,446	53,136,710
Cash and due from banks, ending	$38,235,019	$41,950,790	$61,568,446

Continued

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Supplemental Disclosures of Cash Flow Information, cash payments for:
Interest	$16,826,619	$17,953,357	$19,962,937
Income and franchise taxes	4,541,000	3,011,244	1,345,000

Supplemental Schedule of Noncash Investing Activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on on securities available for sale and interest rate cap derivatives, net	11,708,770	(18,350,669)	(48,031)
Exchange of shares of common stock in connection with payroll taxes for restricted stock and options exercised	(177,984)	(434,545)	(10,415)
Transfers of loans to other real estate owned	5,594,256	7,115,008	2,143,017
Due from broker	2,290,930	-	-
Liability established for purchase of noncontrolling interest	-	-	2,847,687

Supplemental disclosure of cash flow information for Community National Acquisition:
Fair value of assets acquired:
Cash and due from banks *	$-	$9,286,757	$-
Federal funds sold	-	12,335,000	-
Interest-bearing deposits at financial institutions	-	2,024,539	-
Securities available for sale	-	45,853,826	-
Loans/leases receivable held for investment, net	-	195,658,486	-
Premises and equipment, net	-	8,132,021	-
Core deposit intangible	-	3,440,076	-
Bank-owned life insurance	-	4,595,529	-
Restricted investment securities	-	1,259,375	-
Other real estate owned	-	550,326	-
Other assets	-	5,178,583	-
Total assets acquired	$-	$288,314,518	$-

Fair value of liabilities assumed:
Deposits	$-	$255,045,071	$-
Other borrowings	-	3,950,000	-
Junior subordinated debentures	-	4,125,175	-
Other liabilities	-	3,911,053	-
Total liabilities assumed	$-	$267,031,299	$-

Net assets acquired	$-	$21,283,219	$-
Consideration paid:
Cash paid *	$-	$6,261,684	$-
Issuance of 834,715 shares of common stock	-	13,180,150	-
Total consideration paid	$-	$19,441,834	$-

Bargain purchase gain	$-	$1,841,385	$-
* Net cash received at closing totaled $3,025,073

Supplemental disclosure of cash flow information for sales of certain Community National Bank branches:
Assets sold:
Cash **	$-	$30,425,618	$-
Loans receivable	-	54,458,870	-
Premises and equipment, net	-	2,373,822	-
Core deposit intangible	-	1,390,762	-
Other assets	-	138,899	-
Total assets sold	$-	$88,787,971	$-

Liabilities sold:
Deposits	$-	$91,022,098	$-
Other liabilities	-	100,089	-
Total liabilities sold	$-	$91,122,187	$-

Gains on sales of certain branches of Community National Bank	$-	$2,334,216	$-

** Net cash paid at closing totaled $30,425,618

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.          Nature of Business and Significant Accounting Policies

Nature of business:

QCR Holdings, Inc. (the “Company”) is a bank holding company providing bank and bank-related services through its banking subsidiaries, Quad City Bank and Trust Company (“QCBT”), Cedar Rapids Bank and Trust Company (“CRBT”), and Rockford Bank and Trust Company (“RB&T”). On May 13, 2013, the Company acquired Community National Bancorporation (“Community National”) and its banking subsidiary, Community National Bank (“CNB”). In October 2013, the Company sold certain assets and liabilities of certain branches of CNB in two separate transactions. The Company operated CNB as a separate banking charter since the acquisition until October 26, 2013, when CNB’s charter was merged with and into CRBT. CNB’s merged branch offices operate as a division of CRBT under the name of “Community Bank & Trust.” See Note 2 for additional information on the acquisition, sales of certain branches, and subsequent merger into CRBT. The Company also engages in direct financing lease contracts through its wholly-owned equity investment by QCBT in m2 Lease Funds, LLC (“m2”), headquartered in Milwaukee, Wisconsin. The remaining subsidiaries of the Company consist of six non-consolidated subsidiaries formed for the issuance of trust preferred securities. The Company assumed two of these subsidiaries in the acquisition of Community National on May 13, 2013. See Note 11 for a listing of these subsidiaries and additional information. QCBT is a commercial bank that serves the Iowa and Illinois Quad Cities and adjacent communities. CRBT is a commercial bank that serves Cedar Rapids, Iowa, and adjacent communities including Cedar Falls and Waterloo, Iowa, under the name “Community Bank & Trust.” RB&T is a commercial bank that serves Rockford, Illinois, and adjacent communities.

QCBT and CRBT are chartered and regulated by the state of Iowa, and RB&T is chartered and regulated by the state of Illinois. All three subsidiary banks are insured and subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”), and are members of and regulated by the Federal Reserve System. QCBT previously owned 80% of m2. In August 2012, QCBT purchased the remaining 20% noncontrolling interest. See Note 23 for further discussion of the acquisition. Velie Plantation Holding Company, LLC (“VPHC”), previously owned 91% by the Company, was engaged in holding the real estate property known as the Velie Plantation in Moline, Illinois. The Velie Plantation is the location of the Company’s headquarters. In October 2012, the Company acquired the remaining 9% noncontrolling interest, and effective December 31, 2012, VPHC was dissolved. In December 2014, the Company entered into a joint venture providing residential real estate mortgage services and products to customers. This joint venture is a collaboration between QCBT and Ruhl Mortgage. QCBT has a 20% ownership interest.

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

Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, except those six subsidiaries formed for the issuance of trust preferred securities which do not meet the criteria for consolidation. See Note 11 for a detailed listing of these subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $23,251,000 and $22,435,000 as of December 31, 2014 and 2013, respectively.

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

The Company discloses allowance for credit losses (also known as “allowance for estimated loss on loans/leases” or “allowance”) and fair value by portfolio segment, and credit quality information, impaired financing receivables, nonaccrual status, and troubled debt restructurings by class of financing receivable.  A portfolio segment is the level at which the Company develops and documents a systematic methodology to determine its allowance for credit losses. A class of financing receivable is a further disaggregation of a portfolio segment based on risk characteristics and the Company’s method for monitoring and assessing credit risk. See the following information and Note 4.

The Company’s portfolio segments are as follows:

●	Commercial and industrial
●	Commercial real estate
●	Residential real estate
●	Installment and other consumer

Direct financing leases are considered a segment within the overall loan/lease portfolio.

The Company’s classes of loans receivable are as follows:

●	Commercial and industrial
●	Owner-occupied commercial real estate
●	Commercial construction, land development, and other land loans that are not owner-occupied commercial real estate
●	Other non-owner-occupied commercial real estate
●	Residential real estate
●	Installment and other consumer

Direct financing leases are considered a class of financing receivable within the overall loan/lease portfolio. The accounting policies for direct financing leases are disclosed below.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.          Nature of Business and Significant Accounting Policies (continued)

The Company defers and amortizes fees and certain incremental direct costs over the contractual term of the lease as an adjustment to the yield. These initial direct leasing costs generally approximate 5.5% of the leased asset’s cost. The unamortized direct costs are recorded as a reduction of unearned lease income.

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

Allowance for estimated losses on loans/leases: For all portfolio segments, the allowance for estimated losses on loans/leases (“allowance”) is established as losses are estimated to have occurred through a provision for loan/lease losses (“provision”) charged to earnings. Loan/lease losses, for all portfolio segments, are charged against the allowance when management believes the uncollectability of a loan/lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

For all portfolio segments, the allowance is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans/leases in light of historical experience, the nature and volume of the loan/lease portfolio, adverse situations that may affect the borrower’s/lessee’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.          Nature of Business and Significant Accounting Policies (continued)

A discussion of the risk characteristics and the allowance by each portfolio segment follows:

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

Collateral for commercial and industrial loans generally includes accounts receivable, inventory, equipment and real estate. The Company’s lending policy specifies approved collateral types and corresponding maximum advance percentages. The value of collateral pledged on loans must exceed the loan amount by a margin sufficient to absorb potential erosion of its value in the event of foreclosure and cover the loan amount plus costs incurred to convert it to cash.

The Company’s lending policy specifies maximum term limits for commercial and industrial loans. For term loans, the maximum term is generally 7 years. Generally, term loans range from 3 to 5 years. For lines of credit, the maximum term is typically 365 days.

In addition, the Company often takes personal guarantees or cosignors to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those standards and processes specific to real estate loans. Collateral for commercial real estate loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower. The Company’s lending policy specifies maximum loan-to-value limits based on the category of commercial real estate (commercial real estate loans on improved property, raw land, land development, and commercial construction). These limits are the same limits established by regulatory authorities.

The Company’s lending policy also includes guidelines for real estate appraisals, including minimum appraisal standards based on certain transactions. In addition, the Company often takes personal guarantees to help assure repayment.

In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. Owner-occupied loans are generally considered to have less risk. As of December 31, 2014 and 2013, approximately 37% and 39%, respectively, of the commercial real estate loan portfolio was owner-occupied.

The Company’s lending policy limits non-owner occupied commercial real estate lending to 300% of total risk-based capital, and limits construction, land development, and other land loans to 100% of total risk-based capital. Exceeding these limits warrants the use of heightened risk management practices in accordance with regulatory guidelines. As of December 31, 2014 and 2013, all three subsidiary banks were in compliance with these limits.

In some instances for all loans/leases, it may be appropriate to originate or purchase loans/leases that are exceptions to the guidelines and limits established within the Company’s lending policy described above and below. In general, exceptions to the lending policy do not significantly deviate from the guidelines and limits established within the Company’s lending policy and, if there are exceptions, they are clearly noted as such and specifically identified in loan/lease approval documents.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.          Nature of Business and Significant Accounting Policies (continued)

For commercial and industrial and commercial real estate loans, the allowance consists of specific and general components.

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

2. Superior Quality – loans with very strong credit quality. Borrowers have exceptionally strong earnings, liquidity, capital, cash flow coverage, and management ability. Includes loans secured by high quality marketable securities, certificates of deposit from other institutions, and cash value of life insurance. Also includes loans supported by U.S. government, state, or municipal guarantees.

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

The Company has certain loans risk-rated 7 (substandard), which are not classified as impaired based on the facts of the credit. For these non-impaired and risk-rated 7 loans, the Company does not follow the same allowance methodology as it does for all other non-impaired, collectively evaluated loans. Rather, the Company performs a more detailed analysis including evaluation of the cash flow and collateral valuations. Based upon this evaluation, an estimate of the probable loss in this portfolio is collectively evaluated under ASC 450-20. These non-impaired risk-rated 7 loans exist primarily in the commercial and industrial and commercial real estate segments.

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

For direct financing leases, the allowance consists of specific and general components.

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

Generally, the Company’s residential real estate loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell loans in the secondary market. The subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature or adjust in one to five years or fixed rate mortgages that mature in 15 years, and then retain these loans in their portfolios. Servicing rights are not presently retained on the loans sold in the secondary market. The Company’s lending policy establishes minimum appraisal and other credit guidelines.

The Company provides many types of installment and other consumer loans including motor vehicle, home improvement, home equity, signature loans and small personal credit lines. The Company’s lending policy addresses specific credit guidelines by consumer loan type.

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

Goodwill: The Company recorded goodwill from QCBT’s purchase of 80% of m2 in August 2005. The goodwill is not being amortized, but is evaluated at least annually for impairment. An impairment charge is recognized when the calculated fair value of the reporting unit, including goodwill, is less than its carrying amount. Based on the annual analysis completed as of September 30, 2014, the Company determined that the goodwill was not impaired.

Core deposit intangible: The Company recorded a core deposit intangible from the acquisition of Community National. The core deposit intangible was the portion of the acquisition purchase price which represented the value assigned to the existing deposit base at acquisition. The core deposit intangible has a finite life and is amortized by the straight-line method over the estimated useful life of the deposits (10 years).

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.          Nature of Business and Significant Accounting Policies (continued)

Derivatives and hedging activities: The Company enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates.

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

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market (although this type of derivative is negligible); and (2) interest rate caps to manage the interest rate risk of certain short-term fixed rate liabilities.

Interest rate caps are valued by the transaction counterparty on a monthly basis and corroborated by a third party annually. The company uses the hypothetical derivative method to assess and measure effectiveness in accordance with Accounting Standards Codification 815, Derivatives and Hedging.

Treasury stock: Treasury stock is accounted for by the cost method, whereby shares of common stock reacquired are recorded at their purchase price. When treasury stock is reissued, any difference between the sales proceeds, or fair value when issued for business combinations, and the cost is recognized as a charge or credit to additional paid-in capital.

Stock-based compensation plans: At December 31, 2014, the Company had three stock-based employee compensation plans, which are described more fully in Note 15.

The Company accounts for stock-based compensation with measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation over the requisite service period for awards expected to vest.

As discussed in Note 15, during the years ended December 31, 2014, 2013, and 2012, the Company recognized stock-based compensation expense related to stock options, stock purchase plans, and stock appreciation rights of $891,619, $792,279, and $849,760, respectively. As required, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2014	2013	2012
Dividend yield	.47%	.44% to .53%	.86%
Expected volatility	29.07% to 29.18%	29.50% to 30.56%	29.36%
Risk-free interest rate	2.69% to 2.82%	1.71% to 2.90%	1.98%
Expected life of option grants (years)	6	6	6
Weighted-average grant date fair value	$5.68	$5.14	$2.79

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.          Nature of Business and Significant Accounting Policies (continued)

The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2014	2013	2012
Dividend yield	.46% to .47%	.53% to .61%	.61% to .88%
Expected volatility	16.96% to 19.35%	23.05% to 24.25%	27.20% to 31.11%
Risk-free interest rate	.04% to .12%	.10% to .18%	.03% to .18%
Expected life of purchase grants (months)	3 to 6	3 to 6	3 to 6
Weighted-average grant date fair value	$2.37	$2.10	$1.71

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

As of December 31, 2014, there was $737,464 of unrecognized compensation cost related to share based payments, which is expected to be recognized over a weighted average period of 2.4 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the 583,466 options that were in-the-money at December 31, 2014. The aggregate intrinsic value at December 31, 2014 was $2,771,424 on options outstanding and $1,754,995 on options exercisable. During the years ended December 31, 2014, 2013 and 2012, the aggregate intrinsic value of options exercised under the Company's stock option plans was $173,105, $268,920, and $56,371, respectively, and determined as of the date of the option exercise.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.          Community National Bancorporation and Community National Bank

On May 13, 2013, the Company acquired 100% of Community National’s outstanding common stock for aggregate consideration totaling $19,441,834, which consisted of 834,715 shares of the Company’s common stock valued at $13,180,150 and cash of $6,261,684. Community National was a bank holding company providing bank and bank related services through its wholly-owned bank subsidiary, CNB. CNB was a commercial bank headquartered in Waterloo, Iowa serving Waterloo and Cedar Falls, Iowa. As a de novo bank, CNB commenced its operations in 1997. Previously, CNB also served Mason City, Iowa and Austin, Minnesota. On October 4, 2013, the Company sold certain assets and liabilities of the two Mason City branches of CNB. And, on October 11, 2013, the Company sold certain assets and liabilities of the two Austin branches of CNB. The Company operated CNB as a separate banking charter from the date of acquisition until October 26, 2013, when CNB’s charter was merged with and into CRBT. CNB’s merged branch offices now operate as a division of CRBT under the name “Community Bank & Trust.”

The Company accounted for the business combination under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”). The Company recognized the full fair value of the assets acquired and liabilities assumed at the acquisition date, net of applicable income tax effects. The excess of fair value of net assets over the carrying value is recorded as bargain purchase gain which is included in noninterest income on the statement of income. The market value adjustments are accreted or amortized on a level yield basis over the expected term. Additionally, the Company recorded a core deposit intangible totaling $3,440,076, which was the portion of the acquisition purchase price that represented the value assigned to the existing deposit base at acquisition. The core deposit intangible has a finite life and is amortized by the straight-line method over the estimated useful life of the deposits (10 years). Following is a rollforward of the core deposit intangible for the years ended December 31, 2014 and 2013:

	2014	2013

Balance, beginning	$1,870,433	$-
Core deposit intangible from Community National Acquistion	-	3,440,076
Amortization expense	(199,512)	(178,881)
Core deposit intangible sold in branch sales	-	(1,390,762)
Balance, ending	$1,670,921	$1,870,433

The Company expects annual amortization expense of $199,512 for each of the five succeeding years and $673,361 combined in years thereafter.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.          Community National Bancorporation and Community National Bank (continued)

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of the core deposit intangible as of December 31, 2014 and 2013.

	2014	2013

Gross carrying amount	$1,995,127	$1,995,127
Accumulated amortization	(324,206)	(124,694)
Net carrying amount	$1,670,921	$1,870,433

The Company’s acquired loans were recorded at fair value at the acquisition date and no separate valuation allowance was established. The initial fair value was determined with the assistance of a valuation specialist that discounted expected cash flows at appropriate rates. The discount rates were based on market rates for new originations of comparable loans and did not include a factor for credit losses, as that was included in the estimated cash flows. ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. If both conditions exist, the Company determines whether to account for each loan individually or whether such loans will be assembled into pools based on common risk characteristics such as credit score, loan type, and origination date. Based on this evaluation, the Company determined that the loans acquired from the Community National acquisition subject to ASC Topic 310-30 would be accounted for individually. At the acquisition date, the historical cost and fair value of these loans totaled $3,033,022 and $2,207,891, respectively.

The Company considered expected prepayments and estimated the total expected cash flows, which includes undiscounted expected principal and interest. The excess of that amount over the fair value of the loan is referred to as accretable yield. Accretable yield is recognized as interest income on a constant yield basis over the expected life of the loan. The excess of the contractual cash flows over expected cash flows is referred to as nonaccretable difference and is not accreted into income. Over the life of the loan, the Company continues to estimate expected cash flows. Subsequent decreases in expected cash flows are recognized as impairments in the current period through a provision for loan losses. Subsequent increases in cash flows to be collected are first used to reverse any existing valuation allowance and any remaining increase is recognized prospectively through an adjustment of the loan’s yield over its remaining life. At the acquisition date, accretable yield totaled $4,128,315 and nonaccretable yield totaled $397,894. At December 31, 2014 and 2013, accretable yield totaled $1,215,398 and $2,068,332 and nonaccretable yield totaled $98,615 and $233,933, respectively. The decline in accretable yield was primarily the result of accelerated accretion of accretable yield for the acquired performing loans sold in the branch sales, early payoffs of acquired performing loans and the predetermined schedule of accretable yield.

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

In order to fund the cash portion of the consideration and pay off the $3,950,000 of Community National borrowings at acquisition, the Company borrowed $4,400,000 on its 364-day revolving credit note. The outstanding balance on the 364-day revolving credit note totaled $10,000,000 until maturity at June 26, 2013. Upon maturity, the credit facility was restructured whereby the $10,000,000 of outstanding debt was restructured into a secured 3-year term note with principal due quarterly and interest due monthly where the interest is calculated at the effective LIBOR rate plus 3.00% per annum (3.17% at December 31, 2013). Additionally, as part of the restructuring, the Company maintained a secured 364-day revolving credit note with availability of $10,000,000 where the interest is calculated at the effective LIBOR rate plus 2.50% per annum. At December 31, 2013, the Company had not borrowed on this revolving credit note and had the full amount available. See Note 10 regarding 2014 activity in this debt.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.          Investment Securities

The amortized cost and fair value of investment securities as of December 31, 2014 and 2013 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
December 31, 2014:
Securities held to maturity:
Municipal securities	$198,829,574	$2,420,298	$(1,186,076)	$200,063,796
Other securities	1,050,000	-	-	1,050,000
	$199,879,574	$2,420,298	$(1,186,076)	$201,113,796

Securities available for sale:
U.S. govt. sponsored agency securities	$312,959,760	$173,685	$(5,263,873)	$307,869,572
Residential mortgage-backed and related securities	110,455,925	1,508,331	(541,032)	111,423,224
Municipal securities	29,408,740	1,053,713	(62,472)	30,399,981
Other securities	1,342,554	625,145	(846)	1,966,853
	$454,166,979	$3,360,874	$(5,868,223)	$451,659,630

December 31, 2013:
Securities held to maturity:
Municipal securities	$144,401,895	$299,789	$(7,111,579)	$137,590,105
Other securities	1,050,000	-	-	1,050,000
	$145,451,895	$299,789	$(7,111,579)	$138,640,105

Securities available for sale:
U.S. govt. sponsored agency securities	$376,574,132	$41,696	$(20,142,841)	$356,472,987
Residential mortgage-backed and related securities	160,110,199	1,153,409	(3,834,157)	157,429,451
Municipal securities	35,813,866	923,315	(778,324)	35,958,857
Other securities	1,372,365	524,798	-	1,897,163
	$573,870,562	$2,643,218	$(24,755,322)	$551,758,458

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.          Investment Securities (continued)

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2014 and 2013, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2014:
Securities held to maturity:
Municipal securities	$20,419,052	$(587,992)	$38,779,545	$(598,084)	$59,198,597	$(1,186,076)

Securities available for sale:
U.S. govt. sponsored agency securities	$23,970,085	$(102,695)	$255,743,056	$(5,161,178)	$279,713,141	$(5,263,873)
Residential mortgage-backed and related securities	10,710,671	(10,139)	37,570,774	(530,893)	48,281,445	(541,032)
Municipal securities	920,935	(1,773)	4,425,337	(60,699)	5,346,272	(62,472)
Other securities	243,004	(846)	-	-	243,004	(846)
	$35,844,695	$(115,453)	$297,739,167	$(5,752,770)	$333,583,862	$(5,868,223)

December 31, 2013:
Securities held to maturity:
Municipal securities	$101,983,602	$(6,711,240)	$2,697,375	$(400,339)	$104,680,977	$(7,111,579)

Securities available for sale:
U.S. govt. sponsored agency securities	$333,194,820	$(19,141,077)	$10,978,390	$(1,001,764)	$344,173,210	$(20,142,841)
Residential mortgage-backed and related securities	94,723,092	(2,947,770)	14,117,719	(886,387)	108,840,811	(3,834,157)
Municipal securities	13,890,692	(724,939)	985,687	(53,385)	14,876,379	(778,324)
	$441,808,604	$(22,813,786)	$26,081,796	$(1,941,536)	$467,890,400	$(24,755,322)

At December 31, 2014, the investment portfolio included 495 securities. Of this number, 212 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 1% of the total aggregate amortized cost. Of these 212 securities, 164 securities had an unrealized loss for 12 months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and/or it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At December 31, 2014 and 2013, the Company’s equity securities represent less than 1% of the total portfolio.

The Company did not recognize other-than-temporary impairment on any debt securities for the years ended December 31, 2014, 2013 or 2012.

The Company did not recognize other-than-temporary impairment on any equity securities for the years ended December 31, 2014 or 2013.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.          Investment Securities (continued)

All sales of securities, as applicable, for the years ended December 31, 2014, 2013 and 2012, respectively, were from securities identified as available for sale. Information on proceeds received, as well as the gains and losses from the sale of those securities is as follows:

	2014	2013	2012

Proceeds from sales of securities	$78,476,422	$37,393,047	$19,215,075
Gross gains from sales of securities	517,116	523,071	104,600
Gross losses from sales of securities	(424,753)	(90,579)	-

The amortized cost and fair value of securities as of December 31, 2014, by contractual maturity are shown below. Expected maturities of mortgage-backed and related securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. “Other securities” available for sale are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$13,233,202	$13,236,032
Due after one year through five years	18,369,970	18,455,551
Due after five years	168,276,402	169,422,213
	$199,879,574	$201,113,796

Securities available for sale:
Due in one year or less	$1,465,251	$1,472,292
Due after one year through five years	92,324,465	91,274,581
Due after five years	248,578,784	245,522,680
	$342,368,500	$338,269,553
Residential mortgage-backed and related securities	110,455,925	111,423,224
Other securities	1,342,554	1,966,853
	$454,166,979	$451,659,630

Portions of the U.S. government sponsored agencies and municipal securities contain call options, at the discretion of the issuer, to terminate the security at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value
Securities held to maturity:
Municipal securities	$110,251,899	$111,121,516

Securities available for sale:
U.S. govt. sponsored agency securities	232,619,254	228,580,781
Municipal securities	17,823,260	18,324,081
	$250,442,514	$246,904,862

As of December 31, 2014 and 2013, investment securities with a carrying value of $402,507,865 and $497,286,275, respectively, were pledged on Federal Home Loan Bank advances, customer and wholesale repurchase agreements, and for other purposes as required or permitted by law.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.          Investment Securities (continued)

As of December 31, 2014, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 77 issuers with fair values totaling $68.8 million and revenue bonds issued by 64 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $161.7 million. The Company held investments in general obligation bonds in 19 states, including three states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in eight states, including four states in which the aggregate fair value exceeded $5.0 million.

As of December 31, 2013, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 84 issuers with fair values totaling $54.2 million and revenue bonds issued by 52 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $119.3 million. The Company held investments in general obligation bonds in 20 states, including two states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in eight states, including four states in which the aggregate fair value exceeded $5.0 million.

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuer’s state:

December 31, 2014:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	14	$20,156,969	$20,446,655	$1,460,475
Missouri	11	8,424,928	8,426,047	766,004
Illinois	10	22,447,799	22,784,638	2,278,464
Other	42	16,838,719	17,110,831	407,401
Total general obligation bonds	77	$67,868,415	$68,768,171	$893,093

December 31, 2013:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	16	$17,946,059	$17,444,045	$1,090,253
Illinois	12	15,063,325	15,264,718	1,272,060
Other	56	22,166,026	21,512,582	384,153
Total general obligation bonds	84	$55,175,410	$54,221,345	$645,492

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.          Investment Securities (continued)

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuer’s state:

December 31, 2014:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	30	$62,358,276	$62,584,516	$2,086,151
Iowa	20	59,417,246	60,402,941	3,020,147
Indiana	8	17,991,200	17,925,721	2,240,715
Kansas	2	12,307,866	12,332,528	6,166,264
Other	4	8,295,311	8,449,900	2,112,475
Total revenue bonds	64	$160,369,899	$161,695,606	$2,526,494

December 31, 2013:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	17	$47,903,572	$46,257,997	$2,721,059
Missouri	21	42,085,249	40,054,613	1,907,363
Indiana	7	15,020,000	14,324,717	2,046,388
Kansas	2	11,022,382	9,997,068	4,998,534
Other	5	9,009,148	8,693,222	1,738,644
Total revenue bonds	52	$125,040,351	$119,327,617	$2,294,762

Both general obligation and revenue bonds are diversified across many issuers. As of December 31, 2014 and 2013, the Company did not hold general obligation or revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services (water, sewer, education, medical facilities).

The Company’s municipal securities are owned by each of the three charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually and as of December 31, 2014, all were well-within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of total risk-based capital.

As of December 31, 2014, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credits ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.          Loans/Leases Receivable

The composition of the loan/lease portfolio as of December 31, 2014 and 2013 is presented as follows:

	2014	2013

Commercial and industrial loans	$523,927,140	$431,688,129
Commercial real estate loans
Owner-occupied commercial real estate	260,069,080	261,215,912
Commercial construction, land development, and other land	68,118,989	57,844,902
Other non owner-occupied commercial real estate	373,952,353	352,692,115
	702,140,422	671,752,929

Direct financing leases *	166,032,416	128,901,442
Residential real estate loans **	158,632,492	147,356,323
Installment and other consumer loans	72,606,480	76,033,810
	1,623,338,950	1,455,732,633
Plus deferred loan/lease orgination costs, net of fees	6,664,120	4,546,925
	1,630,003,070	1,460,279,558
Less allowance for estimated losses on loans/leases	(23,074,365)	(21,448,048)
	$1,606,928,705	$1,438,831,510

* Direct financing leases:
Net minimum lease payments to be received	$188,181,432	$145,662,254
Estimated unguaranteed residual values of leased assets	1,488,342	1,694,499
Unearned lease/residual income	(23,637,358)	(18,455,311)
	166,032,416	128,901,442
Plus deferred lease origination costs, net of fees	6,639,244	4,814,183
	172,671,660	133,715,625
Less allowance for estimated losses on leases	(3,442,915)	(2,517,217)
	$169,228,745	$131,198,408

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

There were no losses related to residual values during the years ended December 31, 2014, 2013, and 2012. At December 31, 2014, the Company had 27 leases remaining with residual values totaling $1,488,342 that were not protected with a lease end options rider. At December 31, 2013, the Company had 33 leases remaining with residual values totaling $1,694,499 that were not protected with a lease end options rider. Management has performed specific evaluations of these residual values and determined that the valuations are appropriate.

**Includes residential real estate loans held for sale totaling $553,000 and $1,358,290 as of December 31, 2014 and 2013, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.          Loans/Leases Receivable (continued)

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2014 and 2013 is presented as follows:

	2014
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$515,616,752	$323,145	$-	$822	$7,986,421	$523,927,140
Commercial Real Estate
Owner-Occupied Commercial Real Estate	259,166,743	239,771	-	-	662,566	260,069,080
Commercial Construction, Land Development, and Other Land	67,021,157	729,983	111,837	-	256,012	68,118,989
Other Non Owner-Occupied Commercial Real Estate	360,970,551	3,448,902	2,840,862	60,000	6,632,038	373,952,353
Direct Financing Leases	164,059,914	573,575	293,212	-	1,105,715	166,032,416
Residential Real Estate	154,303,644	2,528,287	475,343	25,673	1,299,545	158,632,492
Installment and Other Consumer	71,534,329	172,872	246,882	6,916	645,481	72,606,480
	$1,592,673,090	$8,016,535	$3,968,136	$93,411	$18,587,778	$1,623,338,950

As a percentage of total loan/lease portfolio	98.11%	0.49%	0.24%	0.01%	1.15%	100.00%

	2013
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$429,557,699	$199,949	$185,500	$-	$1,744,981	$431,688,129
Commercial Real Estate
Owner-Occupied Commercial Real Estate	258,557,660	465,418	993,163	60,286	1,139,385	261,215,912
Commercial Construction, Land Development, and Other Land	56,301,186	358,626	-	-	1,185,090	57,844,902
Other Non Owner-Occupied Commercial Real Estate	341,743,730	476,877	151,017	-	10,320,491	352,692,115
Direct Financing Leases	126,878,515	714,464	414,005	-	894,458	128,901,442
Residential Real Estate	142,353,936	3,088,516	275,262	20,126	1,618,483	147,356,323
Installment and Other Consumer	74,811,489	127,082	116,468	3,762	975,009	76,033,810
	$1,430,204,215	$5,430,932	$2,135,415	$84,174	$17,877,897	$1,455,732,633

As a percentage of total loan/lease portfolio	98.25%	0.37%	0.15%	0.01%	1.23%	100.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.          Loans/Leases Receivable (continued)

Nonperforming loans/leases by classes of loans/leases as of December 31, 2014 and 2013 is presented as follows:

	2014
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$822	$7,986,421	$235,926	$8,223,169	40.91%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	662,566	-	662,566	3.30%
Commercial Construction, Land Development, and Other Land	-	256,012	-	256,012	1.27%
Other Non Owner-Occupied Commercial Real Estate	60,000	6,632,038	-	6,692,038	33.29%
Direct Financing Leases	-	1,105,715	233,557	1,339,272	6.66%
Residential Real Estate	25,673	1,299,545	489,183	1,814,401	9.02%
Installment and Other Consumer	6,916	645,481	462,552	1,114,949	5.55%
	$93,411	$18,587,778	$1,421,218	$20,102,407	100.00%

*At December 31, 2014, nonaccrual loans/leases included $5,013,041 of troubled debt restructurings, including $1,227,537 in commercial and industrial loans, $3,214,468 in commercial real estate loans, $61,144 in direct financing leases, $506,283 in residential real estate loans, and $3,609 in installment loans.

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

**At December 31, 2013, nonaccrual loans/leases included $10,890,785 of troubled debt restructurings, including $77,072 in commercial and industrial loans, $10,077,501 in commercial real estate loans, $446,996 in residential real estate loans, and $289,216 in installment loans.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.          Loans/Leases Receivable (continued)

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the years ended December 31, 2014, 2013, and 2012 are presented as follows:

	Year Ended December 31, 2014

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$5,648,774	$10,705,434	$2,517,217	$1,395,849	$1,180,774	$21,448,048
Provisions charged to expense	4,213,738	(13,326)	2,361,647	251,030	(6,089)	6,807,000
Loans/leases charged off	(1,475,885)	(2,756,083)	(1,504,181)	(130,900)	(268,656)	(6,135,705)
Recoveries on loans/leases previously charged off	363,690	417,361	68,232	9,973	95,766	955,022
Balance, ending	$8,750,317	$8,353,386	$3,442,915	$1,525,952	$1,001,795	$23,074,365

	Year Ended December 31, 2013

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,531,545	$11,069,502	$1,990,395	$1,070,328	$1,263,434	$19,925,204
Provisions charged to expense	1,453,455	2,635,327	1,431,246	471,060	(60,668)	5,930,420
Loans/leases charged off	(962,607)	(3,573,006)	(916,836)	(162,010)	(229,447)	(5,843,906)
Recoveries on loans/leases previously charged off	626,381	573,611	12,412	16,471	207,455	1,436,330
Balance, ending	$5,648,774	$10,705,434	$2,517,217	$1,395,849	$1,180,774	$21,448,048

	Year Ended December 31, 2012

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,878,006	$10,596,958	$1,339,496	$704,946	$1,269,856	$18,789,262
Provisions charged to expense	(327,045)	2,482,327	1,313,767	370,140	531,578	4,370,767
Loans/leases charged off	(682,877)	(2,232,004)	(739,755)	(4,758)	(717,035)	(4,376,429)
Recoveries on loans/leases previously charged off	663,461	222,221	76,887	-	179,035	1,141,604
Balance, ending	$4,531,545	$11,069,502	$1,990,395	$1,070,328	$1,263,434	$19,925,204

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.          Loans/Leases Receivable (continued)

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of December 31, 2014 and 2013 is presented as follows:

	2014
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$3,300,199	$1,170,020	$356,996	$151,663	$265,795	$5,244,673
Allowance for nonimpaired loans/leases	5,450,118	7,183,366	3,085,919	1,374,289	736,000	17,829,692
	$8,750,317	$8,353,386	$3,442,915	$1,525,952	$1,001,795	$23,074,365

Impaired loans/leases	$7,279,709	$7,433,383	$1,339,272	$1,788,729	$1,165,548	$19,006,641
Nonimpaired loans/leases	516,647,431	694,707,039	164,693,144	156,843,763	71,440,932	1,604,332,309
	$523,927,140	$702,140,422	$166,032,416	$158,632,492	$72,606,480	$1,623,338,950

Allowance as a percentage of impaired loans/leases	45.33%	15.74%	26.66%	8.48%	22.80%	27.59%
Allowance as a percentage of nonimpaired loans/leases	1.05%	1.03%	1.87%	0.88%	1.03%	1.11%
Total allowance as a percentage of total loans/leaess	1.67%	1.19%	2.07%	0.96%	1.38%	1.42%

	2013
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$927,453	$3,174,704	$192,847	$246,266	$467,552	$5,008,822
Allowance for nonimpaired loans/leases	4,721,321	7,530,730	2,324,370	1,149,583	713,222	16,439,226
	$5,648,774	$10,705,434	$2,517,217	$1,395,849	$1,180,774	$21,448,048

Impaired loans/leases	$1,761,850	$12,956,915	$894,458	$2,116,747	$1,350,450	$19,080,420
Nonimpaired loans/leases	429,926,279	658,796,014	128,006,984	145,239,576	74,683,360	1,436,652,213
	$431,688,129	$671,752,929	$128,901,442	$147,356,323	$76,033,810	$1,455,732,633

Allowance as a percentage of impaired loans/leases	52.64%	24.50%	21.56%	11.63%	34.62%	26.25%
Allowance as a percentage of nonimpaired loans/leases	1.10%	1.14%	1.82%	0.79%	0.95%	1.14%
Total allowance as a percentage of total loans/leaess	1.31%	1.59%	1.95%	0.95%	1.55%	1.47%

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

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the years ended December 31, 2014, 2013, and 2012 are presented as follows:

	2014
Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$246,308	$342,391	$-	$525,543	$7,599	$7,599
Commercial Real Estate
Owner-Occupied Commercial Real Estate	67,415	163,638	-	548,464	-	-
Commercial Construction, Land Development, and Other Land	31,936	143,136	-	1,656,401	-	-
Other Non Owner-Occupied Commercial Real Estate	491,717	491,717	-	4,925,681	13,283	13,283
Direct Financing Leases	561,414	561,414	-	867,657	31,911	31,911
Residential Real Estate	1,060,770	1,060,770	-	1,269,213	3,032	3,032
Installment and Other Consumer	671,319	671,319	-	898,764	-	-
	$3,130,879	$3,434,385	$-	$10,691,723	$55,825	$55,825

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$7,033,401	$8,190,495	$3,300,199	$3,159,985	$14,837	$14,837
Commercial Real Estate
Owner-Occupied Commercial Real Estate	620,896	620,896	4,462	316,743	-	-
Commercial Construction, Land Development, and Other Land	337,076	577,894	12,087	528,564	-	-
Other Non Owner-Occupied Commercial Real Estate	5,884,343	6,583,934	1,153,471	4,240,000	-	-
Direct Financing Leases	777,858	777,858	356,996	514,144	-	-
Residential Real Estate	727,959	763,537	151,663	538,678	2,967	2,967
Installment and Other Consumer	494,229	494,229	265,795	386,009	3,564	3,564
	$15,875,762	$18,008,843	$5,244,673	$9,684,123	$21,368	$21,368

Total Impaired Loans/Leases:
Commercial and Industrial	$7,279,709	$8,532,886	$3,300,199	$3,685,528	$22,436	$22,436
Commercial Real Estate
Owner-Occupied Commercial Real Estate	688,311	784,534	4,462	865,207	-	-
Commercial Construction, Land Development, and Other Land	369,012	721,030	12,087	2,184,965	-	-
Other Non Owner-Occupied Commercial Real Estate	6,376,060	7,075,651	1,153,471	9,165,681	13,283	13,283
Direct Financing Leases	1,339,272	1,339,272	356,996	1,381,801	31,911	31,911
Residential Real Estate	1,788,729	1,824,307	151,663	1,807,891	5,999	5,999
Installment and Other Consumer	1,165,548	1,165,548	265,795	1,284,773	3,564	3,564
	$19,006,641	$21,443,228	$5,244,673	$20,375,846	$77,193	$77,193

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of December 31, 2014 and 2013:

	2014
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$491,883,568	$245,237,462	$65,691,737	$354,581,419	$1,157,394,186
Special Mention (Rating 6)	17,034,909	12,637,930	-	3,285,191	32,958,030
Substandard (Rating 7)	15,008,663	2,193,688	2,427,252	16,085,743	35,715,346
Doubtful (Rating 8)	-	-	-	-	-
	$523,927,140	$260,069,080	$68,118,989	$373,952,353	$1,226,067,562

	2014
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$164,693,144	$156,818,091	$71,491,531	$393,002,766
Nonperforming	1,339,272	1,814,401	1,114,949	4,268,622
	$166,032,416	$158,632,492	$72,606,480	$397,271,388

	2013
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$407,294,743	$250,028,731	$51,868,919	$326,168,882	$1,035,361,275
Special Mention (Rating 6)	11,355,713	8,318,232	1,588,086	3,310,017	24,572,048
Substandard (Rating 7)	13,037,673	2,868,949	4,387,897	23,213,216	43,507,735
Doubtful (Rating 8)	-	-	-	-	-
	$431,688,129	$261,215,912	$57,844,902	$352,692,115	$1,103,441,058

	2013
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$128,006,984	$145,345,719	$74,688,039	$348,040,742
Nonperforming	894,458	2,010,604	1,345,771	4,250,833
	$128,901,442	$147,356,323	$76,033,810	$352,291,575

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing troubled debt restructurings.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.          Loans/Leases Receivable (continued)

As of December 31, 2014 and 2013, troubled debt restructurings totaled $6,434,259 and $13,413,366, respectively.

For each class of financing receivable, the following presents the number and recorded investment of troubled debt restructurings, by type of concession, that were restructured during the years ended December 31, 2014 and 2013. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of restructuring. The specific allowance is as of December 31, 2014 and 2013, respectively. The following excludes any troubled debt restructurings that were restructured and paid off or charged off in the same year.

	2014
Classes of Loans/Leases	Number of Loans/Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of maturity
Commercial and Industrial	1	$58,987	$58,987	$58,987
Direct Financing Leases	2	303,701	303,701	12,644
Residential Real Estate	1	159,680	159,680	25,360
Installment and Other Consumer	1	113,653	113,653	113,653
	5	$636,021	$636,021	$210,644

CONCESSION - Significant payment delay
Commercial and Industrial	3	$889,154	$889,154	$217,524
	3	$889,154	$889,154	$217,524

CONCESSION - Foregiveness of principal
Commercial and Industrial	1	96,439	71,760	6,948
	1	$96,439	$71,760	$6,948

CONCESSION - Other
Commercial and Industrial	1	$427,849	$427,849	$60,429
	1	$427,849	$427,849	$60,429

TOTAL	10	$2,049,463	$2,024,784	$495,545

Of the troubled debt restructurings reported above, five with post-modification recorded investments totaling $1,387,147 were on nonaccrual as of December 31, 2014.

For the year ended December 31, 2014, the Company had no troubled debt restructurings that redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Not included in the table above, the Company had one troubled debt restructuring that was restructured and charged off in 2014, totaling $89,443.

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

Of the troubled debt restructurings reported above, nine with post-modification recorded investments totaling $6,579,346 were on nonaccrual as of December 31, 2013.

For the year ended December 31, 2013, the Company had one troubled debt restructuring that redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. The one troubled debt restructuring had a pre-modification and post-modification recorded investment of $61,517 with no specific allowance.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.          Loans/Leases Receivable (continued)

Loans are made in the normal course of business to directors, executive officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate committed amount of loans greater than or equal to $60,000 during the years ended December 31, 2014, 2013, and 2012, is as follows:

	2014	2013	2012

Balance, beginning	$39,192,966	$20,502,058	$19,155,542
Net increase due to change in related parties	1,040,278	17,124,702	2,784,143
Advances	13,284,475	6,213,381	6,754,970
Repayments	(11,048,608)	(4,647,175)	(8,192,597)
Balance, ending	$42,469,111	$39,192,966	$20,502,058

The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio included a concentration of loans in certain industries as of December 31, 2014 and 2013 as follows:

	2014		2013
Industry Name	Balance	Percentage of Total Loans/Leases	Balance	Percentage of Total Loans/Leases

Lessors of Non-Residential Buildings	$256,436,213	16%	$237,049,149	16%
Lessors of Residential Buildings	74,667,674	5%	69,087,354	5%
Bank Holding Companies	60,910,570	4%	56,716,875	4%

Concentrations within the leasing portfolio are monitored by equipment type – none of which represent a concentration within the total loans/leases portfolio. Within the leasing portfolio, diversification is spread among construction, manufacturing and the service industries.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.          Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2014 and 2013:

	2014	2013

Land	$7,100,393	$7,287,656
Buildings (useful lives 15 to 50 years)	31,602,931	31,290,618
Furniture and equipment (useful lives 3 to 10 years)	23,142,643	21,882,303
	61,845,967	60,460,577
Less accumulated depreciation	25,824,839	23,705,213
	$36,021,128	$36,755,364

Certain facilities are leased under operating leases. Rental expense was $484,868, $795,816, and $372,631 for the years ended December 31, 2014, 2013, and 2012, respectively.

Future minimum rental commitments under noncancelable leases are as follows as of December 31, 2014:

Year ending December 31:
2015	$233,512
2016	239,565
2017	241,440
2018	194,340
2019	162,819
Thereafter	-
$1,071,676

Note 6.          Derivatives and Hedging Activities

During the second quarter of 2014, the Company executed and designated two interest rate cap derivatives (“caps”) as cash flow hedges of short-term fixed rate FHLB advances. The short-term FHLB advance rates fluctuate with rate movements; therefore the Company determined it was necessary to hedge against this increase in interest expense in a rising rate environment. The caps purchased will essentially set a ceiling on the rate paid on the FHLB advances, minimizing the risk associated with rate increases.

Below is a summary of the interest rate cap derivatives held by the Company as of December 31, 2014. An initial premium of $2.1 million was paid upfront for the two caps. The fair value of these instruments will fluctuate with market value changes, as well as amortization of the initial premium to interest expense.

Effective Date	Maturity Date	Balance Sheet Location	Notional Amount	Accounting Treatment	Fair Value
June 5, 2014	June 5, 2019	Other Assets	$15,000,000	Cash Flow Hedging	$608,189
June 5, 2014	June 5, 2021	Other Assets	15,000,000	Cash Flow Hedging	879,197
			$30,000,000		$1,487,386

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.          Derivatives and Hedging Activities (continued)

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges to the extent they are effective hedges, are recorded as a component of accumulated other comprehensive income. The following is a summary of how accumulated other comprehensive income was impacted during the reporting periods:

Twelve Months Ended December, 2014
Unrealized loss at beginning of period, net of tax	$-
Amount reclassified from accumulated other comprehensive income to noninterest income related to hedge ineffectiveness	(30,212)
Amount reclassified from accumulated other comprehensive income to interest expense related to caplet amortization	65
Amount of loss recognized in other comprehensive income, net of tax	(369,220)
Unrealized loss at end of period, net of tax	$(399,367)

Changes in the fair value related to the ineffective portion of cash flow hedges, are reported in noninterest income during the period of the change. As shown in the table above, $30,212 of the change in fair value year-to-date, was due to ineffectiveness.

Note 7.          Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $250,000, was $230,925,385 and $222,017,080 as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:
2015	$294,615,613
2016	38,993,397
2017	18,338,677
2018	6,336,460
2019	11,198,767
Thereafter	6,141,000
$375,623,914

The Company has a $15.0 million Public Unit Deposit Letter of Credit with the FHLB of Des Moines for the purpose of providing additional collateral on public deposits. There was no amount outstanding under this letter of credit as of December 31, 2014.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.          Short-Term Borrowings

Short-term borrowings as of December 31, 2014 and 2013 are summarized as follows:

	2014	2013

Overnight repurchase agreements with customers	$137,251,670	$98,822,967
Federal funds purchased	131,100,000	50,470,000
	$268,351,670	$149,292,967

Information concerning overnight repurchase agreements with customers is summarized as follows as of December 31, 2014 and 2013:

	2014	2013

Average daily balance during the period	$128,818,152	$123,543,416
Average daily interest rate during the period	0.12%	0.12%
Maximum month-end balance during the period	$147,623,624	$146,075,177
Weighted average rate as of end of period	0.13%	0.13%

Securities underlying the agreements as of end of period:
Carrying value	$165,360,426	$143,262,002
Fair value	165,360,426	143,262,002

The securities underlying the agreements as of December 31, 2014 and 2013 were under the Company's control in safekeeping at third-party financial institutions.

Information concerning federal funds purchased is summarized as follows as of December 31, 2014 and 2013:

	2014	2013

Average daily balance during the period	$33,876,815	$41,156,729
Average daily interest rate during the period	0.40%	0.40%
Maximum month-end balance during the period	$131,100,000	$95,380,000
Weighted average rate as of end of period	0.23%	0.28%

Note 9.          Federal Home Loan Bank Advances

The subsidiary banks are members of the FHLB of Des Moines or Chicago. As of December 31, 2014 and 2013, the subsidiary banks held $11,279,000 and $12,343,500, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheet.

During the second quarter of 2013, CRBT modified $20,000,000 of fixed rate FHLB advances with a weighted average rate of 4.82% and a weighted average maturity of October 2016 into new fixed rate FHLB advances with a weighted average interest rate of 4.12% and a weighted average maturity of June 2019.

There were no FHLB advance prepayments or modifications during 2014.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9.          Federal Home Loan Bank Advances (continued)

Maturity and interest rate information on advances from FHLB as of December 31, 2014 and 2013 is as follows:

	December 31, 2014
		Weighted		Weighted
		Average	Amount Due	Average
		Interest Rate	with	Interest Rate
	Amount Due	at Year-End	Putable Option *	at Year-End
Maturity:
Year ending December 31:
2015	$63,000,000	0.87%	$-	-%
2016	44,500,000	3.81	32,500,000	4.56
2017	33,000,000	3.59	15,000,000	4.42
2018	43,000,000	3.49	5,000,000	2.84
2019	20,000,000	4.12	-	-
Total FHLB advances	$203,500,000	2.83%	$52,500,000	4.36%

	December 31, 2013
		Weighted		Weighted
		Average	Amount Due	Average
		Interest Rate	with	Interest Rate
	Amount Due	at Year-End	Putable Option *	at Year-End
Maturity:
Year ending December 31:
2014	$75,850,000	1.32%	$-	-%
2015	21,000,000	2.26	-	-
2016	42,500,000	3.96	32,500,000	4.56
2017	31,000,000	3.75	15,000,000	4.42
2018	41,000,000	3.58	5,000,000	2.84
Thereafter	20,000,000	4.12	-	-
Total FHLB advances	$231,350,000	2.86%	$52,500,000	4.36%

*Of the advances outstanding, a portion have putable options which allow the FHLB, at its discretion, to terminate the advances and require the subsidiary banks to repay at predetermined dates prior to the stated maturity date of the advances.

Advances are collateralized by securities with a carrying value of $0 and $87,061,601 as of December 31, 2014 and 2013, respectively, and by loans of $499,084,047 and $543,076,034, respectively, in aggregate. On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type.

As of December 31, 2014 and included with the 2015 maturity grouping above are $37.0 million of short-term advances from the FHLB. These advances have maturities ranging from 2 weeks to 1 month. Short-term and overnight advances totaled $42.0 million as of December 31, 2013 and had maturities ranging from 1 day to 6 months.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10.          Other Borrowings and Unused Lines of Credit

Other borrowings as of December 31, 2014 and 2013 are summarized as follows:

	2014	2013

Wholesale structured repurchase agreements	$130,000,000	$130,000,000
Term note	17,625,000	9,800,000
Series A subordinated notes	2,657,492	2,648,362
	$150,282,492	$142,448,362

Maturity and interest rate information concerning wholesale structured repurchase agreements is summarized as follows:

	December 31, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End
Maturity:
Year ending December 31:
2015	$5,000,000	2.77%	$5,000,000	2.77%
2016	-	-	-	-
2017	10,000,000	3.00	10,000,000	3.00
2018	10,000,000	3.97	10,000,000	3.97
2019	60,000,000	3.57	60,000,000	3.57
Thereafter	45,000,000	2.66	45,000,000	2.66
Total Wholesale Structured Repurchase Agreements	$130,000,000	3.21%	$130,000,000	3.21%

Each wholesale structured repurchase agreement has a one-time put option, at the discretion of the counterparty, to terminate the agreement and require the subsidiary bank to repay at predetermined dates prior to the stated maturity date of the agreement. Of the $130.0 million in wholesale structured repurchase agreements outstanding at December 31, 2014, $55.0 million no longer have put options, $5.0 million are putable in 2015, $50.0 million are putable in 2016 and $20.0 million are putable in 2017.

As of December 31, 2013 and 2012, interest rate caps were embedded within certain wholesale structured repurchase agreements. All of the caps expired in 2014.

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

The wholesale structured repurchase agreements are collateralized by securities with a carrying value of $153,757,514 and $151,592,944 as of December 31, 2014 and 2013, respectively.

At December 31, 2013, the Company had a secured 3-year term note with principal due quarterly and interest due monthly where the interest is calculated at the effective LIBOR rate plus 3.00% per annum (3.17% at December 31, 2013). The note, which originated in conjunction with the CNB acquisition, carried a balance of $9,800,000 at December 31, 2013. In June 2014, the Company restructured its existing term debt and borrowed an additional $10.0 million to help assist with the final redemption of the Senior Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”). The term debt is secured by common stock of the Company’s subsidiary banks and has a 4-year term with principal and interest due quarterly. Interest is calculated at the effective LIBOR rate plus 3.00% per annum (3.23% at December 31, 2014) and the balance totaled $17,625,000 at December 31, 2014. Maturity information for term debt is summarized as follows:

	2014	2013
2014	$-	$3,600,000
2015	4,700,000	3,600,000
2016	4,700,000	3,600,000
2017	4,700,000	-
2018	3,525,000	-
	$17,625,000	$10,800,000

Additionally, as of December 31, 2014 and 2013, the Company maintained a $10.0 million revolving line of credit note where the interest is calculated at the effective LIBOR rate plus 2.50% per annum. At December 31, 2014 and 2013, the Company had not borrowed on this revolving credit note and had the full amount available.

The current revolving note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10.          Other Borrowings and Unused Lines of Credit (continued)

The Series A Subordinated Notes have a maturity date of September 1, 2018 and bear interest payable semi-annually, in arrears, on June 30 and December 30 of each year, at a fixed interest rate of 6.00% per year. The Company may, at its option, subject to regulatory approvals, redeem some or all of the Subordinated Notes at a redemption price equal to 100% of the principal amount of the redeemed notes, plus any accrued but unpaid interest.

Unused lines of credit of the subsidiary banks as of December 31, 2014 and 2013 are summarized as follows:

	2014	2013

Secured	$17,050,159	$26,791,107
Unsecured	329,500,000	324,500,000
	$346,550,159	$351,291,107

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

Junior subordinated debentures are summarized as of December 31, 2014 and 2013 as follows:

	2014	2013

Note Payable to QCR Holdings Capital Trust II	$12,372,000	$12,372,000
Note Payable to QCR Holdings Capital Trust III	8,248,000	8,248,000
Note Payable to QCR Holdings Capital Trust IV	5,155,000	5,155,000
Note Payable to QCR Holdings Capital Trust V	10,310,000	10,310,000
Note Payable to Community National Trust II	3,093,000	3,093,000
Note Payable to Community National Trust III	3,609,000	3,609,000
Market Value Discount per ASC 805 (see Note 2)	(2,363,265)	(2,497,170)
	$40,423,735	$40,289,830

A schedule of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities including the amounts outstanding as of December 31, 2014 and 2013, is as follows:

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 12/31/2014	Interest Rate as of 12/31/2013

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.08%	3.10%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.08%	3.10%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.03%	2.04%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	1.78%	1.79%
Community National Statutory Trust II	September 2004	3,093,000	2.17% over 3-month LIBOR	2.42%	2.42%
Community National Statutory Trust III	March 2007	3,609,000	1.75% over 3-month LIBOR	1.99%	1.99%
		$42,787,000	Weighted Average Rate	2.50%	2.51%

Securities issued by all of the trusts listed above mature 30 years from the date of issuance, but all are currently callable at par at any time.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.          Preferred Stock

As of December 31, 2014, no preferred stock is outstanding. At December 31, 2013 preferred stock consisted solely of Series F Non-Cumulative Perpetual Preferred Stock.

Series E Non-Cumulative Convertible Perpetual Preferred Stock (“Series E Preferred Stock”): The Series E Preferred Stock, originally issued on June 30, 2010, carried a stated dividend rate of 7.00% and was perpetually convertible by the holder into shares of common stock at a per share conversion price of $12.15, subject to anti-dilution adjustments upon the occurrence of certain events. In addition, the Company could exercise a conversion option on or after the third anniversary of the issue date (June 30, 2013), at the same $12.15 conversion price if the Company’s common stock price equals or exceeds $17.22 for at least 20 trading days in a period of 30 consecutive trading days. The Series E Preferred Stock was not registered under the Securities Act of 1933, as amended (the “Act”), and was issued pursuant to an exemption from registration under Regulation D of the rules promulgated under the Act. The Series E Preferred Stock was intended to qualify as Tier 1 capital of the Company for regulatory purposes. The Company used the net proceeds from the issuance to further strengthen its capital and liquidity positions.

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

Senior Non-Cumulative Perpetual Preferred Stock, Series F: On September 15, 2011, the Company issued 40,090 shares of Series F Preferred Stock to the Treasury for an aggregate purchase price of $40,090,000. The sale of Series F Preferred Stock was the result of an investment by the Treasury from the Small Business Lending Fund, a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

On June 29, 2012, the Company redeemed 10,223 shares of Series F Preferred Stock from the Treasury for an aggregate redemption amount of $10,223,000 plus unpaid dividends to the date of redemption of $124,948. On March 31, 2014, the Company redeemed 15,000 shares of Series F Preferred Stock for an aggregate amount of $15,000,000 plus unpaid dividends to the date of redemption of $337,500. On June 30, 2014, the Company redeemed the remaining 14,867 shares of Series F Preferred Stock for an aggregate amount of $14,823,922, plus unpaid dividends to the date of redemption of $373,869. With this final redemption on June 30, 2014, the Company no longer has any outstanding preferred stock and all preferred stock dividend payment commitments have been eliminated.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13.          Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012

Current	$4,203,979	$5,639,933	$2,232,183
Deferred	(1,165,009)	(1,021,991)	2,302,418
	$3,038,970	$4,617,942	$4,534,601

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2014, 2013, and 2012:

	Years Ended December 31,
	2014		2013		2012
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Computed "expected" tax expense	$6,297,027	35.0%	$6,844,665	35.0%	$6,174,295	35.0%
Effect of graduated tax rates	(79,529)	(0.4)	(123,868)	(0.6)	(20,775)	(0.1)
Tax exempt income, net	(2,646,275)	(14.7)	(1,790,049)	(9.2)	(1,243,660)	(7.0)
Bank-owned life insurance	(585,312)	(3.3)	(624,847)	(3.2)	(544,292)	(3.1)
State income taxes, net of federal benefit, current year	497,068	2.8	758,695	3.9	730,865	4.1
Change in unrecognized tax benefits	(6,395)	-	37,180	0.2	(149,183)	(0.8)
Acquisition costs	-	-	248,952	1.3	-	-
Noncontrolling interests	-	-	-	-	(166,081)	(0.9)
Other	(437,614)	(2.4)	(732,786)	(3.8)	(246,568)	(1.5)
	$3,038,970	17.0%	$4,617,942	23.6%	$4,534,601	25.7%

Changes in the unrecognized tax benefits included in other liabilities are as follows for the years ended December 31, 2014 and 2013:

	2014	2013

Balance, beginning	$1,058,019	$994,078
Impact of tax positions taken during current year	234,475	288,016
Gross increase related to tax positions of prior years	16,915	16,939
Reduction as a result of a lapse of the applicable statute of limitations	(307,118)	(241,014)
Balance, ending	$1,002,291	$1,058,019

Included in the unrecognized tax benefits liability at December 31, 2014 are potential benefits of approximately $742,000 that, if recognized, would affect the effective tax rate.

The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At December 31, 2014 and 2013, accrued interest on uncertain tax positions was approximately $260,000 and $316,000, respectively. Estimated interest related to the underpayment of income taxes is classified as a component of “income taxes” in the statements of income.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13.          Federal and State Income Taxes (continued)

The Company’s federal income tax returns are open and subject to examination from the 2011 tax return year and later. Various state franchise and income tax returns are generally open from the 2010 and later tax return years based on individual state statute of limitations.

The net deferred tax assets (liabilities) consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
Alternative minimum tax credits	$5,018,008	$3,936,226
New markets tax credits	2,100,000	1,500,000
Net unrealized losses on securities available for sale and derivative instruments	1,186,544	8,468,118
Compensation	8,266,896	7,056,579
Loan/lease losses	7,393,437	6,890,532
Net operating loss carryforwards, federal and state	2,415,284	2,914,140
Deferred loan origination fees, net	13,536	143,949
Other	482,908	410,640
	26,876,613	31,320,184
Deferred tax liabilities:
Premises and equipment	1,216,080	1,575,582
Equipment financing leases	24,701,676	23,191,514
Acquisition fair value adjustments	1,774,157	1,319,981
Investment accretion	45,580	45,463
Other	619,121	551,080
	28,356,614	26,683,620
Net deferred tax asset (liability)	$(1,480,001)	$4,636,564

At December 31, 2014, the Company had $6,424,739 of federal tax net operating loss carryforwards which are set to expire in varying amounts between 2029 and 2033. At December 31, 2014, the Company had $4,759,745 of state tax net operating loss carryforwards which are set to expire in varying amounts between 2017 and 2029. All of the federal tax net operating loss carryforwards and the majority of the state tax net operating loss carryforwards were acquired from Community National and CNB.

The change in deferred income taxes was reflected in the consolidated financial statements as follows for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012

Provision for income taxes	$(1,165,009)	$(1,021,991)	$2,302,418
Statement of stockholders' equity- accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale, net, and unrealized losses on derivative instruments	7,281,574	(11,373,902)	(35,008)
	$6,116,565	$(12,395,893)	$2,267,410

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.          Employee Benefit Plans

The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee's compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the years ended December 31, 2014, 2013, and 2012 were as follows:

	2014	2013	2012

Matching contribution	$1,179,979	$1,129,726	$1,014,418
Discretionary contribution	198,800	186,000	188,700
	$1,378,779	$1,315,726	$1,203,118

The Company has entered into nonqualified supplemental executive retirement plans (“SERPs”) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans. During the years ended December 31, 2014, 2013, and 2012, the Company expensed $650,016, $264,672, and $289,437, respectively, related to these plans. As part of the acquisition of Community National, the Company assumed the liability related to a SERP for one CNB executive. The assumed SERP liability was $317,418 at acquisition. As of December 31, 2014 and 2013, the liability related to the SERPs, included in other liabilities, was $3,800,603 and $3,267,587, respectively. Payments to former executives in the amount of $117,000 were made in both 2014 and 2013.

The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements, the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution varies by officer and is a maximum of between $17,500 and $25,000 annually. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate subject to a minimum of 6% and a maximum of 12% with such limits differing by officer. The Company has also entered into deferred compensation agreements with certain management officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution differs by officer and is a maximum between 4% and 10% of officer’s compensation. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate plus one percentage point, and has a minimum of 4% and shall not exceed 8%. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. As of December 31, 2014 and 2013, the liability related to the agreements totaled $7,503,692 and $6,224,368, respectively.

Changes in the deferred compensation agreements, included in other liabilities, are as follows for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012

Balance, beginning	$6,224,368	$5,151,630	$4,202,733
Company expense	661,611	557,663	555,407
Employee deferrals	628,589	525,469	405,788
Cash payments made	(10,876)	(10,394)	(12,298)
Balance, ending	$7,503,692	$6,224,368	$5,151,630

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15.          Stock-Based Compensation

Stock-based compensation expense was reflected in the consolidated financial statements as follows for the years ended December 31, 2014, 2013, and 2012.

	2014	2013	2012

Stock option and incentive plans	$832,845	$734,827	$798,929
Stock purchase plan	58,774	57,452	50,831
	$891,619	$792,279	$849,760

Stock option and incentive plans:

The Company’s Board of Directors adopted in January 2008, and the stockholders approved in May 2008, the QCR Holdings, Inc. 2008 Equity Incentive Plan (“2008 Equity Incentive Plan”). Up to 250,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 2008 Equity Incentive Plan. The Company’s Board of Directors adopted in February 2010, and the stockholders approved in May 2010, the QCR Holdings, Inc. 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”). Up to 350,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of the nonqualified stock options and restricted stock granted under the 2010 Equity Incentive Plan. The Company’s Board of Directors adopted in February 2013, and the stockholders approved in May 2013, the QCR Holdings, Inc. 2013 Equity Incentive Plan (“2013 Equity Incentive Plan”). Up to 350,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 2013 Equity Incentive Plan. The 2008 Equity Incentive Plan, the 2010 Equity Incentive Plan, and the 2013 Equity Incentive Plan (collectively, “the stock option plans”) are administered by the Compensation Committee of the Board of Directors (the “Committee”). As of December 31, 2014, there were 186,589 remaining options available for grant under the stock option plans.

The number and exercise price of options granted under the stock option plans are determined by the Committee at the time the option is granted. In no event can the exercise price be less than the value of the common stock at the date of the grant for incentive stock options. All options have a 10-year life and will vest and become exercisable from 1-to-7 years after the date of the grant. Only nonqualified stock options have been issued to date.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15.          Stock-Based Compensation (continued)

A summary of the stock option plans as of December 31, 2014, 2013, and 2012 and changes during the years then ended is presented below:

	December 31,
	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning	662,506	$13.82	608,852	$13.27	535,130	$13.85
Granted	82,609	17.11	96,232	15.68	102,722	9.30
Exercised	(23,659)	10.22	(41,258)	10.06	(17,876)	9.68
Forfeited	(59,685)	19.02	(1,320)	10.53	(11,124)	10.57
Outstanding, ending	661,771	13.89	662,506	13.82	608,852	13.27

Exercisable, ending	420,429		419,735		391,378

Weighted average fair value per option of options granted during the period	$5.68		$5.14		$2.79

A further summary of options outstanding as of December 31, 2014 is presented below:

			Options Outstanding
				Weighted		Options Exercisable
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price

$7.72	to	$8.93	51,990	5.89	$8.13	29,140	$8.19
$9.00	to	$10.24	198,499	5.82	9.22	131,420	9.21
$13.25	to	$16.85	237,893	4.92	15.85	169,514	15.94
$17.00	to	$18.60	114,424	7.05	17.33	31,390	17.86
$19.05	to	$20.63	30,265	1.04	19.10	30,265	19.10
$21.00	to	$22.00	28,700	0.16	21.28	28,700	21.28
			661,771			420,429

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15.          Stock-Based Compensation (continued)

Stock purchase plan:

The Company’s Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). On May 2, 2012, the Company’s stockholders approved a complete amendment and restatement of the Purchase Plan. As of January 1, 2014, there were 254,851 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 90% of the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in an offering period is $7,500. Additionally, the maximum percentage that any one participant can elect to contribute is 8% of his or her compensation for the years ended December 31, 2014, 2013, and 2012. Information for the stock purchase plan for the years ended December 31, 2014, 2013, and 2012 is presented below:

	2014	2013	2012

Shares granted	24,811	27,415	29,671
Shares purchased	25,321	27,110	31,554
Weighted average fair value per share granted	$2.37	$2.10	$1.71

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16.          Regulatory Capital Requirements and Restrictions on Dividends

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of December 31, 2014 and 2013, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2014 and 2013 are also presented in the following table (dollars in thousands). As of December 31, 2014 and 2013, the subsidiary banks met the requirements to be “well capitalized”.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2014:
Company:
Total risk-based capital	$204,376	10.91%	$149,876	>	8.0%	N/A	N/A
Tier 1 risk-based capital	178,364	9.52%	74,938	>	4.0	N/A	N/A
Tier 1 leverage	178,364	7.62%	93,658	>	4.0	N/A	N/A
Quad City Bank & Trust:
Total risk-based capital	$104,869	11.26%	$74,495	>	8.0%	$93,119	>	10.0%
Tier 1 risk-based capital	93,785	10.07%	37,248	>	4.0	55,872	>	6.0
Tier 1 leverage	93,785	7.10%	52,817	>	4.0	66,021	>	5.0
Cedar Rapids Bank & Trust:
Total risk-based capital	$76,662	11.54%	$53,126	>	8.0%	$66,407	>	10.0%
Tier 1 risk-based capital	68,772	10.36%	26,563	>	4.0	39,844	>	6.0
Tier 1 leverage	68,772	8.21%	33,525	>	4.0	41,906	>	5.0
Rockford Bank & Trust:
Total risk-based capital	$35,906	12.56%	$22,875	>	8.0%	$28,594	>	10.0%
Tier 1 risk-based capital	32,325	11.30%	11,438	>	4.0	17,156	>	6.0
Tier 1 leverage	32,325	9.16%	14,112	>	4.0	17,640	>	5.0

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16.          Regulatory Capital Requirements and Restrictions on Dividends (continued)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2013:
Company:
Total risk-based capital	$217,011	12.87%	$134,935	>	8.0%	N/A	N/A
Tier 1 risk-based capital	193,044	11.45%	67,468	>	4.0	N/A	N/A
Tier 1 leverage	193,044	7.96%	97,029	>	4.0	N/A	N/A
Quad City Bank & Trust:
Total risk-based capital	$101,168	12.25%	$66,049	>	8.0%	$82,562	>	10.0%
Tier 1 risk-based capital	91,820	11.12%	33,025	>	4.0	49,537	>	6.0
Tier 1 leverage	91,820	7.13%	51,527	>	4.0	64,408	>	5.0
Cedar Rapids Bank & Trust:
Total risk-based capital	$74,912	12.54%	$47,808	>	8.0%	$59,760	>	10.0%
Tier 1 risk-based capital	67,432	11.28%	23,904	>	4.0	35,856	>	6.0
Tier 1 leverage	67,432	8.78%	30,736	>	4.0	38,420	>	5.0
Rockford Bank & Trust:
Total risk-based capital	$38,778	14.59%	$21,263	>	8.0%	$26,579	>	10.0%
Tier 1 risk-based capital	35,449	13.34%	10,631	>	4.0	15,947	>	6.0
Tier 1 leverage	35,449	10.54%	13,459	>	4.0	16,824	>	5.0

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in four private placements and assumed two issues of junior subordinated debentures in connection with the Community National acquisition. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. These circumstances did not exist at December 31, 2014 or 2013.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16.          Regulatory Capital Requirements and Restrictions on Dividends (continued)

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they introduced a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change.  The Basel III Rules also permit smaller banking organizations (including the Company and the subsidiary banks) to retain, through a one-time election, the existing treatment for accumulated other comprehensive income (“AOCI”), which currently does not affect regulatory capital.  The Company will elect the existing treatment for AOCI. The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions, including the Company and subsidiary banks, became subject to the new Basel III Rules on January 1, 2015, with the first formal reporting as of March 31, 2015.  Management believes that its current capital structure and the execution of its existing capital plan will be sufficient to meet and exceed the revised regulatory capital ratios as required by the new Basel III Rules.

Note 17.          Earnings Per Common Share

The following information was used in the computation of basic and diluted earnings per common share for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012

Net income	$14,952,537	$14,938,245	$13,106,240
Less: Net income attributable to noncontrolling interests	-	-	488,473
Net income attributable to QCR Holdings, Inc.	$14,952,537	$14,938,245	$12,617,767

Less: Preferred stock dividends	1,081,877	3,168,302	3,496,085	*
Net income attributable to QCR Holdings, Inc. common stockholders	$13,870,660	$11,769,943	$9,121,682

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$1.75	$2.13	$1.88
Diluted	$1.72	$2.08	$1.85

Weighted average common shares outstanding	7,925,220	5,531,948	4,844,776
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan *	123,441	114,978	74,783
Weighted average common and common equivalent shares outstanding	8,048,661	5,646,926	4,919,559

*Excludes anti-dilutive shares of 124,983, 116,324, and 158,375 at December 31, 2014, 2013 and 2012, respectively.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2014 and 2013, no amounts had been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.

As of December 31, 2014 and 2013, commitments to extend credit aggregated $499,267,717 and $432,601,000, respectively. As of December 31, 2014 and 2013, standby letters of credit aggregated $12,896,428 and $9,697,000, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $553,000 and $1,358,290 as of December 31, 2014 and 2013, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18.          Commitments and Contingencies (continued)

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $9,049,519 and $16,151,133 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2014 and 2013, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2014, 2013, and 2012. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

Aside from cash on-hand and in-vault, the majority of the Company's cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $101,602,829 and $54,163,895 as of December 31, 2014 and 2013, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

In an arrangement with Goldman Sachs and Company (“Goldman Sachs”), certain subsidiary banks offer a cash management program for select customers. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund administered by Goldman Sachs. At December 31, 2014 and 2013, the Company had $89,006,285 and $78,880,300, respectively of customer funds invested in this cash management program. In the opinion of management, no material risk of loss exists due to the financial condition of Goldman Sachs.

In April 2011, CNB was named as one of 36 co-defendants in a complaint alleging unjust enrichment relating to participation loans originated, sold and repaid in a fraudulent scheme perpetuated by a loan broker. At acquisition, CNB had not settled the claims and, using all available information, including the settlement amounts of many of the initial co-defendants who had already settled, CNB’s management recorded a contingent liability of $1,028,000, which was assumed by the Company upon acquisition of CNB. In December 2013, the Company settled the claim in the amount of $940,333.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19.          Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2014
	March	June	September	December
	2014	2014	2014	2014

Total interest income	$21,035,211	$21,105,376	$21,796,642	$22,028,027
Total interest expense	4,185,970	4,140,033	4,321,311	4,246,814
Net interest income	16,849,241	16,965,343	17,475,331	17,781,213
Provision for loan/lease losses	1,094,162	1,001,879	1,063,323	3,647,636
Noninterest income	4,746,841	5,344,213	5,067,642	5,838,604
Noninterest expense	16,140,420	16,106,529	16,388,109	16,634,863
Income before taxes	4,361,500	5,201,148	5,091,541	3,337,318
Federal and state income tax expense	472,285	1,193,312	1,028,876	344,497
Net income	$3,889,215	$4,007,836	$4,062,665	$2,992,821

Earnings per common share:
Basic	$0.40	$0.46	$0.51	$0.38
Diluted	$0.40	$0.45	$0.50	$0.37

	Year Ended December 31, 2013
	March	June	September	December
	2013	2013	2013	2013

Total interest income	$18,537,482	$20,139,401	$21,996,243	$21,198,832
Total interest expense	4,346,165	4,431,349	4,685,907	4,303,100
Net interest income	14,191,317	15,708,052	17,310,336	16,895,732
Provision for loan/lease losses	1,057,782	1,520,137	1,366,984	1,985,517
Noninterest income	5,204,029	6,948,756	5,934,653	7,726,390
Noninterest expense	13,958,500	15,234,349	17,027,268	18,212,541
Income before taxes	4,379,064	5,902,322	4,850,737	4,424,064
Federal and state income tax expense	1,113,920	1,857,091	1,038,793	608,138
Net income	$3,265,144	$4,045,231	$3,811,944	$3,815,926

Earnings per common share:
Basic	$0.50	$0.60	$0.52	$0.51
Diluted	$0.49	$0.59	$0.51	$0.50

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20.          Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

Condensed Balance Sheets

December 31, 2014 and 2013

Assets	2014	2013

Cash and due from banks	$4,499,139	$7,212,584
Interest-bearing deposits at financial institutions	190,127	187,401
Securities available for sale, at fair value	1,724,353	1,644,663
Investment in bank subsidiaries	198,881,739	187,410,269
Investment in nonbank subsidiaries	1,388,361	1,396,632
Premises and equipment, net	3,160,035	3,243,575
Other assets	6,765,109	8,709,546
Total assets	$216,608,863	$209,804,670

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$21,745,116	$14,104,323
Junior subordinated debentures	40,423,735	40,289,830
Other liabilities	10,361,503	7,833,737
Total liabilities	72,530,354	62,227,890

Stockholders' Equity:
Preferred stock	-	29,867
Common stock	8,074,443	8,005,708
Additional paid-in capital	61,668,968	90,154,528
Retained earnings	77,876,824	64,637,173
Accumulated other comprehensive loss	(1,935,216)	(13,643,986)
Treasury stock	(1,606,510)	(1,606,510)
Total stockholders' equity	144,078,509	147,576,780
Total liabilities and stockholders' equity	$216,608,863	$209,804,670

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20.          Parent Company Only Financial Statements (continued)

Condensed Statements of Income

Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012

Total interest income	$40,815	$43,476	$57,136
Equity in net income of bank subsidiaries	20,333,194	20,499,070	17,206,086
Equity in net income of nonbank subsidiaries	32,675	31,540	168,934
Bargain purchase gain on Community National acquisition	-	1,841,385	-
Other *	7,486	7,942	657,733
Total income	20,414,170	22,423,413	18,089,889

Interest expense	1,986,752	1,714,814	1,408,948
Salaries and employee benefits	4,671,719	4,765,762	4,717,609
Professional fees	1,100,714	977,571	988,306
Acquisition and data conversion costs	-	2,037,684	-
Other-than-temporary impairment losses on securities	-	-	62,400
Other	635,081	642,044	760,618
Total expenses	8,394,266	10,137,875	7,937,881

Income before income tax benefit	12,019,904	12,285,538	10,152,008

Income tax benefit	2,932,633	2,652,707	2,465,759
Net income	$14,952,537	$14,938,245	$12,617,767

*The year ended December 31, 2012 includes pre-tax gain of approximately $580 thousand on the sale of a 2.25% equity interest in a company providing data processing services to merchant credit card acquiring businesses.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20.          Parent Company Only Financial Statements (continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$14,952,537	$14,938,245	$12,617,767
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (less than) earnings of:
Bank subsidiaries	166,806	5,500,930	(3,706,086)
Nonbank subsidiaries	9	(103)	(132,911)
Bargain purchase gain on Community National acquisition	-	(1,841,385)	-
Accretion of acquisition fair value adjustments	133,905	79,655	-
Depreciation	100,158	75,182	-
Other-than-temporary impairment losses on securities	-	-	62,400
Stock-based compensation expense	891,619	792,279	849,760
Decrease (increase) in other assets	1,912,597	(725,105)	(437,827)
(Decrease) increase in other liabilities	2,644,458	(2,978,106)	1,938,832
Net cash provided by operating activities	20,802,089	15,841,592	11,191,935

Cash Flows from Investing Activities:
Net increase in interest-bearing deposits at financial instituions	(2,726)	(2,288)	(1,937)
Purchase of securities available for sale	(40,523)	(34,040)	(53,501)
Calls, maturities and redemptions of securities available for sale	71,429	-	-
Net cash paid for Community National acquisition	-	(6,261,684)	-
Increase in cash from dissolution of VPHC	-	-	99,645
Purchase of premises and equipment	(16,618)	-	-
Net cash (used in) provided by' investing activities	11,562	(6,298,012)	44,207

Cash Flows from Financing Activities:
Net (decrease) increase in other borrowings	(2,359,207)	(373,446)	-
Proceeds from other borrowings term note	10,000,000	10,000,000	-
Advance (payment) on 364-day revolving note	-	(5,600,000)	2,000,000
Repayment of Community National's other borrowings at acquisition	-	(3,950,000)	-
Payment of cash dividends on common and preferred stock	(1,964,608)	(4,062,726)	(4,088,949)
Redemption of 10,223 shares of Series F Noncumulative Perpetual Preferred Stock, net	-	-	(10,223,000)
Redemption of 29,867 shares of Series F Noncumulative Perpetual Preferred Stock, net	(29,823,922)	-	-
Proceeds from issuance of common stock, net	620,641	582,742	994,174
Purchase of noncontrolling interests	-	-	(2,388,417)
Net cash used in financing activities	(23,527,096)	(3,403,430)	(13,706,192)

Net increase (decrease) in cash and due from banks	(2,713,445)	6,140,150	(2,470,050)

Cash and due from banks:
Beginning	7,212,584	1,072,434	3,542,484
Ending	$4,499,139	$7,212,584	$1,072,434

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

●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis comprised the following at December 31, 2014 and 2013:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2014:
Securities available for sale:
U.S. govt. sponsored agency securities	$307,869,572	$-	$307,869,572	$-
Residential mortgage-backed securities	111,423,224	-	111,423,224	-
Municipal securities	30,399,981	-	30,399,981	-
Other securities	1,966,853	345,952	1,620,901	-
Derivative instruments	1,487,386	-	1,487,386	-
	$453,147,016	$345,952	$452,801,064	$-

December 31, 2013:
Securities available for sale:
U.S. govt. sponsored agency securities	$356,472,987	$-	$356,472,987	$-
Residential mortgage-backed securities	157,429,451	-	157,429,451	-
Municipal securities	35,958,857	-	35,958,857	-
Other securities	1,897,163	317,698	1,579,465	-
	$551,758,458	$317,698	$551,440,760	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy during the years ended December 31, 2014 or 2013.

A small portion of the securities available for sale portfolio consists of common stock issued by various unrelated bank holding companies and mutual funds. The fair values used by the Company are obtained from an independent pricing service, which represent quoted market prices for the identical securities (Level 1 inputs).

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

Derivative instruments consist of interest rate caps that are used for the purpose of hedging interest rate risk. See Note 6 to the Consolidated Financial Statements for the details of these instruments. The fair values are determined by pricing models that consider observable market data for derivative instruments with similar structures (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprised the following at December 31, 2014 and 2013:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014:
Impaired loans/leases	$12,467,362	$-	$-	$12,467,362
Other real estate owned	13,789,047	-	-	13,789,047
	$26,256,409	$-	$-	$26,256,409

December 31, 2013:
Impaired loans/leases	$9,009,557	$-	$-	$9,009,557
Other real estate owned	10,507,377	-	-	10,507,377
	$19,516,934	$-	$-	$19,516,934

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21.          Fair Value (continued)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitave Information about Level Fair Value Measurments
	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2014:
Impaired loans/leases	$12,467,362	Appraisal of collateral	Appraisal adjustments	-10.00% to -50.00%
Other real estate owned	13,789,047	Appraisal of collateral	Appraisal adjustments	0.00% to -35.00%

	Quantitave Information about Level Fair Value Measurments
	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2013:
Impaired loans/leases	$9,009,557	Appraisal of collateral	Appraisal adjustments	-10.00% to -50.00%
Other real estate owned	10,507,377	Appraisal of collateral	Appraisal adjustments	0.00% to -35.00%

For impaired loans/leases and other real estate owned, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the years ended December 31, 2014 or 2013.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of December 31, 2014		As of December 31, 2013
	Heirarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Cash and due from banks	Level 1	$38,235,019	$38,235,019	$41,950,790	$41,950,790
Federal funds sold	Level 2	46,780,000	46,780,000	39,435,000	39,435,000
Interest-bearing deposits at financial institutions	Level 2	35,334,682	35,334,682	33,044,917	33,044,917
Investment securities:
Held to maturity	Level 3	199,879,574	201,113,796	145,451,895	138,640,105
Available for sale	See Previous Table	451,659,630	451,659,630	551,758,458	551,758,458
Loans/leases receivable, net	Level 3	11,543,854	12,467,362	8,342,182	9,009,557
Loans/leases receivable, net	Level 2	1,595,384,851	1,606,646,146	1,430,489,328	1,441,952,443
Derivative instruments	Level 2	1,487,386	1,487,386	-	-
Deposits:
Nonmaturity deposits	Level 2	1,304,044,099	1,304,044,099	1,256,209,352	1,256,209,352
Time deposits	Level 2	375,623,914	376,509,000	390,781,891	391,923,000
Short-term borrowings	Level 2	268,351,670	268,351,670	149,292,967	149,292,967
Federal Home Loan Bank advances	Level 2	203,500,000	208,172,000	231,350,000	241,623,000
Other borrowings	Level 2	150,282,492	159,741,000	142,448,362	152,761,000
Junior subordinated debentures	Level 2	40,423,735	28,585,294	40,289,830	28,094,228

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

The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the three subsidiary banks wholly-owned by the Company: QCBT, CRBT, and RB&T. CRBT includes CNB’s operations from acquisition date (May 13, 2013) forward. Each of these secondary segments offer similar products and services, but are managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

 Note 22.          Business Segment Information (continued)

The Company’s All Other segment includes the corporate operations of the parent and operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds.

Selected financial information on the Company's business segments, with all intercompany accounts and transactions eliminated, is presented as follows as of and for the years ended December 31, 2014, 2013, and 2012:

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	Wealth		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Management	All other	Eliminations	Total

Twelve Months Ended December 31, 2014
Total revenue	$48,542,678	$35,683,917	$14,598,307	$8,513,322	$80,978	$(456,646)	$106,962,556
Net interest income	36,539,635	24,215,815	10,261,615	-	(1,945,937)	-	69,071,128
Net income	9,065,183	7,562,252	2,149,676	1,556,082	(5,380,656)	-	14,952,537
Total assets	1,320,684,456	840,331,777	353,448,134	-	17,727,123	(7,233,390)	2,524,958,100
Provision for loan/lease losses	3,800,667	1,855,333	1,151,000	-	-	-	6,807,000
Goodwill	3,222,688	-	-	-	-	-	3,222,688
Core deposit intangible	-	1,670,921	-	-	-	-	1,670,921

Twelve Months Ended December 31, 2013
Total revenue	$48,742,635	$36,089,448	$13,809,593	$7,521,821	$1,924,329	$(402,040)	$107,685,786
Net interest income	33,892,035	22,239,329	9,645,411	-	(1,671,338)	-	64,105,437
Net income	9,310,779	7,953,230	1,855,672	1,379,402	(5,560,838)	-	14,938,245
Total assets	1,245,128,136	804,223,453	339,375,139	-	22,394,401	(16,168,205)	2,394,952,924
Provision for loan/lease losses	3,391,406	1,531,014	1,008,000	-	-	-	5,930,420
Goodwill	3,222,688	-	-	-	-	-	3,222,688
Core deposit intangible	-	1,870,433	-	-	-	-	1,870,433

Twelve Months Ended December 31, 2012
Total revenue	$47,984,123	$26,697,921	$12,955,951	$5,993,437	$745,682	$(379,946)	$93,997,168
Net interest income	33,770,092	15,717,038	9,630,481	-	(1,468,351)	-	57,649,260
Net income	9,915,267	5,786,446	857,610	646,762	(4,577,566)	(10,752)	12,617,767
Total assets	1,177,294,502	625,713,218	313,824,607	-	14,906,904	(38,008,739)	2,093,730,492
Provision for loan/lease losses	1,527,767	1,275,000	1,568,000	-	-	-	4,370,767
Goodwill	3,222,688	-	-	-	-	-	3,222,688

Note 23.          Acquisition of Noncontrolling Interest in m2 Lease Funds

On August 27, 2012, the Company’s largest subsidiary bank, QCBT, entered into an amendment to the operating agreement of m2 and purchased the remaining 20% noncontrolling interest in m2 for $4,501,442. The purchase price and related acquisition costs exceeded the book value by $2,133,417. This excess is reflected as a reduction in additional paid in capital on the Company’s consolidated financial statements. The acquisition was structured in two payments with the initial payment of $1,653,755 made on September 11, 2012 and the final payment of $3,307,509 due in September 2015. QCBT calculated the present value of this future payment using a discount rate of 5% and recorded a resulting liability of $2,847,687. QCBT is accreting the discount of $459,822 using the effective yield method over the three year period to the final payment date. Accretion totaled $155,716, $148,137 and $47,759 for the years ended December 31, 2014, 2013 and 2012, respectively. The liability related to the final payment due totals $3,199,298, $3,043,582 and $2,895,445 at December 31, 2014, 2013 and 2012, respectively.

In conjunction with the purchase agreement, the Company also entered into an agreement with the Chief Executive Officer and former 20% owner of m2, whereby he will be provided additional consideration equal to 20% of the earnings of m2 for the period from September 2012 through the earlier of August 2015 or his separation from service. The payment under this arrangement will also be due in September 2015. Because the payment is contingent upon future service, QCBT is accruing the liability and related compensation expense over the service period. Expense totaled $701,634, $725,483 and $195,715 for the years ended December 31, 2014, 2013 and 2012, respectively. The liability related to this future payment totaled $1,622,832, $921,198 and $195,715 at December 31, 2014, 2013 and 2012, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24.          Sale of Credit Card Loan Receivables and Credit Card Issuing Operations for QCBT

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) promulgated under the Exchange Act) as of December 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was: (1) accumulated and communicated to our management, including the Chief Executive Officer and Chief Finance Officer, to allow for timely decisions regarding required disclosures; and (2) recorded, processed, summarized and reported as and when required.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2014. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

McGladrey LLP, the Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014, which is included on the following pages of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

QCR Holdings, Inc.

We have audited QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. QCR Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 12, 2015 expressed an unqualified opinion.

Davenport, Iowa

March 12, 2015

Changes in Internal Control Over Financial Reporting. There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially effected, or are reasonably likely to affect, the Company’s internal control over financial reporting. On May 14, 2013, COSO issued an updated version of its Internal Control – Integrated Framework (“2013 Framework”). Originally issued in 1992 (“1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remained effective during the transition, which extended to December 15, 2014, after which time COSO considered it as superseded by the 2013 Framework. As of December 31, 2014, the Company has transitioned to the 2013 Framework.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

The table below sets forth the following information as of December 31, 2014 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	The number of securities to be issued upon the exercise of outstanding options, warrants, and rights;
(b)	The weighted-average exercise price of such outstanding options, warrants, and rights; and
(c)	Other than securities to be issued upon the exercise of such outstanding options, warrants, and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	667,450	$13.90	416,629	(1)

Equity compensation plans not approved by stockholders	-	-	-

Total	667,450	$13.82	416,629	(1)

(1)	Includes 230,040 shares available under the QCR Holdings, Inc. Employee Stock Purchase Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management and Directors” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Proposal 4: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

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

10.4	QCR Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-8, file No. 333-101356 dated November 20, 2002).

10.5	Dividend Reinvestment Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 99.1 of Registrant’s Form S-3D, File No. 333-102699 dated January 24, 2003).

10.6	Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht dated August 26, 2005 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.7

First Amendment to the Employment Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 27, 2008 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.8

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

10.10	Executive Deferred Compensation Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.11

Amended and Restated Executive Deferred Compensation Plan Participation Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 19, 2013 (exhibit is being filed herewith).

10.12

Amended and Restated Executive Deferred Compensation Plan Participation Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 19, 2013 (exhibit is being filed herewith).

10.13	Amended and Restated Executive Deferred Compensation Plan Participation Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 19, 2013 (exhibit is being filed herewith).

10.14

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

10.19	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A dated March 21, 2012).

10.20

Amendment No. 1 to the Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht, dated August 26, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.21

Agreement and Plan of Merger among QCR Holdings, Inc., QCR Acquisition, LLC and Community National Bancorporation, dated February 13, 2013 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K dated February 14, 2013).

10.22	QCR Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A dated March 20, 2013).

10.23	Form of Participation Agreement under the QCR Holdings, Inc. Executive Deferred Compensation Plan (exhibit is being filed herewith).

10.24	Employment Agreement between Quad City Bank and Trust Company and John Anderson dated October 30, 2009 (exhibit is being filed herewith).

10.25	First Amendment to the Employment Agreement between Quad City Bank and Trust Company and John Anderson dated December 18, 2012 (exhibit is being filed herewith).

10.26	Employment Agreement between Rockford Bank and Trust Company and Thomas Budd dated December 30, 2008 (exhibit is being filed herewith).

10.27	First Amendment to the Employment Agreement between Rockford Bank and Trust Company and Thomas Budd dated December 30, 2008 (exhibit is being filed herewith).

10.28	Employment Agreement between QCR Holdings, Inc. and Cathie Whiteside dated August 27, 2007 (exhibit is being filed herewith).

10.29	First Amendment to the Employment Agreement between QCR Holdings, Inc. and Cathie Whiteside dated December 28, 2008 (exhibit is being filed herewith).

21.1	Subsidiaries of QCR Holdings, Inc. (exhibit is being filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm — McGladrey LLP (exhibit is being filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (exhibit is being filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (exhibit is being filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

101

Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, December 31, 2013, and December 31, 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.

Dated: March 12, 2015	By:	/s/ Douglas M. Hultquist
Douglas M. Hultquist
President and Chief Executive Officer

Dated: March 12, 2015	By	/s/ Todd A. Gipple
Todd A. Gipple
Executive Vice President, Chief Operating Officer and
Chief Financial Officer

Dated: March 12, 2015	By	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin
Vice President and Controller
Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Brownson	Chairman of the Board of Directors	March 12, 2015
James J. Brownson

/s/ Douglas M. Hultquist	President, Chief Executive	March 12, 2015
Douglas M. Hultquist	Officer and Director

/s/ Pat S. Baird	Director	March 12, 2015
Pat S. Baird

/s/ Lindsay Y. Corby	Director	March 12, 2015
Lindsay Y. Corby

/s/ Todd A. Gipple	Executive Vice President, Chief	March 12, 2015
Todd A. Gipple	Operating Officer, Chief Financial
Officer and Director

/s/ Larry J. Helling	Director	March 12, 2015
Larry J. Helling

/s/ Mark C. Kilmer	Director	March 12, 2015
Mark C. Kilmer

/s/ Linda K. Neuman	Director	March 12, 2015
Linda K. Neuman

/s/ Michael L. Peterson	Director	March 12, 2015
Michael L. Peterson

/s/ Ronald G. Peterson	Director	March 12, 2015
Ronald G. Peterson

/s/ George T. Ralph III	Director	March 12, 2015
George T. Ralph III

/s/ Donna J. Sorensen, J.D.	Director	March 12, 2015
Donna J. Sorensen, J.D.

/s/ Marie Z. Ziegler	Director	March 12, 2015
Marie Z. Ziegler

 Appendix A

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and its subsidiary banks, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. Moreover, turmoil in the credit markets as a result of the global financial crisis prompted the enactment of unprecedented legislation that allowed the Treasury to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, imposing additional requirements on institutions in which the Treasury has a remaining investment.

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

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represented a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; with respect to mortgage lending, (i) significantly expanded requirements applicable to loans secured by 1-4 family residential real property, (ii) imposed strict rules on mortgage servicing, and (iii) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; repealed the prohibition on the payment of interest on business checking accounts; restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; provided for enhanced regulation of advisers to private funds and of the derivatives markets; enhanced oversight of credit rating agencies; and prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.

Numerous provisions of the Dodd-Frank Act were required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but are not yet final. Although the reforms primarily targeted systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and its three subsidiary banks (the “Banks”) will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and its subsidiaries.

The Increasing Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their business, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

Company and Bank Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis as stringent as those required for insured depository institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets as of December 31, 2009, they may be retained as Tier I Capital subject to certain restrictions. Because the Company had assets of less than $15 billion, it was able to meet the requirements and maintain its trust preferred proceeds as Tier 1 Capital but will have to comply with the revised capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

The minimum capital standards effective for the year ended December 31, 2014 were:

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

For these purposes, “Tier 1 Capital” consisted primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). “Total Capital” consisted primarily of Tier 1 Capital plus “Tier 2 Capital,” which included other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of each Bank’s allowance for loan and lease losses. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations were balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% were applied.

The capital standards described above are minimum requirements and were increased beginning January 1, 2015 under Basel III, as discussed below. Bank regulatory agencies uniformly encourage banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Under the capital regulations of the FDIC and Federal Reserve, in order to be “well-capitalized,” a banking organization, for the year ended December 31, 2014, must have maintained:

●	A leverage ratio of Tier 1 Capital to total assets of 5% or greater,
●	A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and
●	A ratio of Total Capital to total risk-weighted assets of 10% or greater.

The FDIC and Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions would be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.

Higher capital levels could also be required if warranted by the particular circumstances or risk profile of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

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

As of December 31, 2014: (i) none of the Banks was subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; and (ii) each Bank was “well-capitalized,” as defined by Federal Reserve regulations. As of December 31, 2014, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.

The Basel International Capital Accords. The risk-based capital guidelines described above are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

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

U.S. Implementation of Basel III. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements previously, which were in the form of guidelines, Basel III was released in the form of regulations by each of the federal regulatory agencies. The Basel III Rule is applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).

The Basel III Rule not only increased most of the required minimum capital ratios as of January 1, 2015, but it introduced the concept of “Common Equity Tier 1 Capital,” which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests, subject to certain regulatory adjustments. The Basel III Rule also established more stringent criteria for instruments to be considered “Additional Tier 1 Capital” (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital were permanently grandfathered under the Basel III Rule, subject to certain restrictions. Noncumulative perpetual preferred stock, which formerly qualified as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will instead qualify as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

As of January 1, 2015, the Basel III Rule requires:

●	A new minimum ratio of Common Equity Tier 1 Capital to risk-weighted assets of 4.5%;
●	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;
●	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
●	A minimum leverage ratio of Tier 1Capital to total assets equal to 4% in all circumstances.

The Basel III Rule maintained the general structure of the prompt corrective action framework, while incorporating the increased requirements and adding the Common Equity Tier 1 Capital ratio. In order to be “well-capitalized” under the new regime, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% of risk-weighted assets in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The leverage ratio is not impacted by the conservation buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the capital conservation buffer.

As discussed above, most of the capital requirements are based on a ratio of specific types of capital to “risk-weighted assets.” Not only did Basel III change the components and requirements of capital, but, for nearly every class of financial assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banking institutions will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages.

Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the previous treatment, which neutralized such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like the Company and the Banks to opt out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. The Company and the Banks expect to make this election to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.

Banking institutions (except for large, internationally active financial institutions) became subject to the Basel III Rule on January 1, 2015, and both the Company and its subsidiary Banks are currently in compliance with the new required ratios. There are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.

The Company

General. The Company, as the sole stockholder of each of the Banks, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

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

On October 14, 2008, the Treasury announced that it would provide Tier 1 Capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”). Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. The Company determined participation in the CPP to be in its best interests given the economic uncertainties of the recession, the benefits of holding additional capital and the relatively low cost of participation.

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

On June 30, 2014, the Company redeemed the remaining 14,867 shares of the Series F Preferred Stock from the Treasury for an aggregate redemption amount of $14,823,922, plus unpaid dividends to the date of redemption of $373,869. Previously, on June 29, 2012, the Company redeemed 10,223 shares of Series F Preferred Stock and on March 31, 2014, the Company redeemed an additional 15,000 shares.

Dividend Payments. The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”), which allow the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer, which is to be phased in over three years beginning in 2016. See “—The Increasing Regulatory Emphasis on Capital” above.

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

Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. While in the past an insured depository institution’s assessment base was determined by its deposit base, amendments to the Federal Deposit Insurance Act revised the assessment base so that it is calculated using average consolidated total assets minus average tangible equity. This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. In light of the significant increase in depository institution failures in 2008-2010 and the increase of deposit insurance limits, the DIF incurred substantial losses during recent years. To bolster reserves in the DIF, the Dodd-Frank Act increased the minimum reserve ratio of the DIF to 1.35% of insured deposits and deleted the statutory cap for the reserve ratio. In December 2010, the FDIC set the designated reserve ratio at 2%, 65 basis points above the statutory minimum. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking. As a result, the Banks’ FDIC deposit insurance premiums could increase.

FICO Assessments.   In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2014 was approximately 0.620 basis points (62 cents per $100 of assessable deposits).

Supervisory Assessments. Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 31, 2014, the Iowa Banks paid supervisory assessments to the Iowa Superintendent totaling $154,288 and RB&T paid supervisory assessments to the DFPR totaling $52,425.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, financial institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also included a liquidity framework that requires financial institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of financial institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all insured depository institutions. The Company and the Banks are reviewing their liquidity risk management policies in light of the LCR and NSFR.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2014. As of December 31, 2014, approximately $10.1 million was available to be paid as dividends by the Banks. Notwithstanding the availability of funds for dividends, however, the Federal Reserve, DFPR and Iowa Superintendent may prohibit the payment of dividends by one of the Banks if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer, which is to be phased in over three years beginning in 2016. See “—The Increasing Regulatory Emphasis on Capital” above.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each financial institution is responsible for establishing its own procedures to achieve those goals. If a financial institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the financial institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the financial institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the financial institution pays on deposits or require the financial institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. Each Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves. Federal Reserve regulations require insured depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2015: the first $14.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $14.5 million to $103.6 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $103.6 million, the reserve requirement is $2,673,000 plus 10% of the aggregate amount of total transaction accounts in excess of $103.6 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Community Reinvestment Act Requirements. The Community Reinvestment Act requires the Banks to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess each Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements.

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

Concentrations in Commercial Real Estate. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Banks’ loan portfolio, none of the Banks exceed these guidelines.

Consumer Financial Services

The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Banks, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Banks, will continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. The Banks do not currently expect the CFPB’s rules to have a significant impact on their respective operations, except for higher compliance costs.

Ability-to-Repay Requirement and Qualified Mortgage Rule. On January 10, 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements. Under the final rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

Further, the final rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the rule mandated that the monthly payment be calculated on the highest payment that will occur in the first five years of the loan, and required that the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provided that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provided for a rebuttable presumption of lender compliance for those loans. The final rule also applied the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibited prepayment penalties (subject to certain exceptions) and set forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Mortgage Loan Originator Compensation. As a part of the overhaul of mortgage origination practices, mortgage loan originators’ compensation was limited such that they may no longer receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans was limited to 3% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

Servicing. The CFPB was also required to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing through rulemaking. The servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The servicing rules also called for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. The rules provided for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own.

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

The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the Act amended the BHCA to require the federal regulatory agencies to adopt rules that prohibit banking entities and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit financial institutions to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) from the investment prohibitions contained in the final rule. Under the interim final rule, the regulatory agencies permitted the retention of an interest in or sponsorship of covered funds by banking entities if the following qualifications were met: (i) the TruPS CDO was established, and the interest was issued, before May 19, 2010; (ii) the banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and (iii) the banking entity's interest in the TruPS CDO was acquired on or before December 10, 2013. This amendment impacted the Company favorably as an issuer of TruPS CDOs.

Although the Volcker Rule has significant implications for many large financial institutions, the Company does not currently anticipate that it will have a material effect on the operations of the Company or the Banks. The Company may incur costs if it is required to adopt additional policies and systems to ensure compliance with certain provisions of the Volcker Rule, but any such costs are not expected to be material.

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

I. Distribution of Assets, Liabilities and Stockholders Equity; Interest Rates and Interest Differential

   A. and B. Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2014.

   C. Analysis of Changes of Interest Income/Interest Expense

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2014.

II.  Investment Portfolio

A.  Investment Securities

The following tables present the amortized cost and fair value of investment securities as of December 31, 2014, 2013, and 2012:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)

December 31, 2014

Securities held to maturity:
Municipal securities	$198,830	$2,420	$(1,186)	$200,064
Other bonds	1,050	-	-	1,050

Totals	$199,880	$2,420	$(1,186)	$201,114

Securities available for sale:
U.S. gov't.sponsored agency securities	$312,960	$174	$(5,264)	$307,870
Residential mortgage-backed and related securitiies	110,456	1,508	(541)	111,423
Municipal securities	29,409	1,053	(62)	30,400
Other securities	1,342	626	(1)	1,967

Totals	$454,167	$3,361	$(5,868)	$451,660

December 31, 2013

Securities held to maturity:
Municipal securities	$144,402	$300	$(7,112)	$137,590
Other bonds	1,050	-	-	1,050

Totals	$145,452	$300	$(7,112)	$138,640

Securities available for sale:
U.S. gov't.sponsored agency securities	$376,574	$42	$(20,143)	$356,473
Residential mortgage-backed and related securitiies	160,110	1,153	(3,834)	157,429
Municipal securities	35,814	923	(778)	35,959
Other securities	1,372	525	-	1,897

Totals	$573,870	$2,643	$(24,755)	$551,758

December 31, 2012

Securities held to maturity:
Municipal securities	$71,429	$998	$(71)	$72,356
Other bonds	650	-	-	650

Totals	$72,079	$998	$(71)	$73,006

Securities available for sale:
U.S. gov't.sponsored agency securities ...……	$336,571	$2,198	$(160)	$338,609
Residential mortgage-backed and related securitiies	160,035	3,737	(171)	163,601
Municipal securities	24,508	1,697	(19)	26,186
Trust preferred securities	86	53	-	139
Other securities	1,347	301	(23)	1,625

Totals	$522,547	$7,986	$(373)	$530,160

NOTE: Stock of the Federal Home Loan Bank and Federal Reserve Bank are NOT included in the above. The Company carries these investments within restricted investment securities on the consolidated balance sheets. Following is a summary of the carrying value of all of the Company's restricted investment securities as of December 31, 2014, 2013, and 2012:

	As of December 31,
	2014	2013	2012
	(dollars in thousands)

Federal Home Loan Bank	$11,279	$12,344	$15,748
Federal Reserve Bank	4,227	4,630	3,761
Other	54	54	-
Totals	$15,560	$17,028	$19,509

B.  Investment Securities, Maturities, and Yields

The following table presents the maturity of securities held on December 31, 2014 and the weighted average stated coupon rates by range of maturity:

		Weighted
	Amortized	Average
	Cost	Yield
	(dollars in thousands)

U.S. gov't.sponsored agency securities:
Within 1 year	$-	0.00%
After 1 but within 5 years	85,251	1.41%
After 5 but within 10 years	227,209	2.00%
After 10 years	500	2.00%

Total	$312,960	1.84%

Residential mortgage-backed and related securities:
After 1 but within 5 years	$257	3.88%
After 5 but within 10 years	4,048	4.02%
After 10 years	106,151	3.36%

Total	$110,456	3.39%

Municipal securities:
Within 1 year	$14,698	1.51%
After 1 but within 5 years	24,894	2.36%
After 5 but within 10 years	53,315	3.22%
After 10 years	135,332	3.60%

Total	$228,239	3.24%

Other bonds:
After 1 but within 5 years	$550	2.81%
After 5 but within 10 years	742	3.73%

Total	$1,292	3.34%

Other securities with no maturity or stated face rate	$1,100

NOTE: Yields above are NOT computed on a tax equivalent basis.

C.  As of December 31, 2014, there were no securities with aggregate book value and market value purchased from a single issuer (as defined by Sction 2(4) of the Securities Act of 1933) that exceeded 10% of stockholders' equity.

III. Loan/Lease Portfolio

A. Types of Loans/Leases

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2014.

B. Maturities and Sensitivities of Loans/Leases to Changes in Interest Rates

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2014.

C. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans/Leases

The gross interest income that would have been recorded if nonaccrual loans/leases and performing troubled debt restructurings had been current in accordance with their original terms was $764,234 and $19,978 respectively, for the year ended December 31, 2014.  The amount of interest collected on nonaccrual loans/leases and performing troubled debt restructurings that was included in interest income was none and $77,193, respectively, for the year ended December 31, 2014.

The remaining information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2014.

2. Potential Problem Loans/Leases.

To management's best knowledge, there are no such significant loans/leases that have not been disclosed in the table presented in the Management's Discussion and Analysis section of the Company's Form 10-K for the fiscal year ended December 31, 2014.

3. Foreign Outstandings. None.

4. Loan/Lease Concentrations.

As of December 31, 2014, there was a single concentration of loans/leases exceeding 10% of total loans/leases, which is not otherwise disclosed in Item III. A. That concentration is Lessors of Non-Residential Buildings & Dwellings at 16%.

D. Other Interest-Bearing Assets

As of December 31, 2014, there are no interest-bearing assets required to be disclosed in this Appendix.

IV. Summary of Loan/Lease Loss Experience

A. Analysis of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2014.

B. Allocation of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2014.

V. Deposits.

The average amount of and average rate paid for the categories of deposits for the years ended December 31, 2014, 2013, and 2012 are included in the consolidated average balance sheets and can be found in the Management's Discussion and Analysis section of the Company's Form 10-K for the fiscal year ended December 31, 2014.

The Company has no deposits by foreign depositors in domestic offices as of December 31, 2014.

Included in interest bearing deposits at December 31, 2014, were certificates of deposit totaling $301,555,000 that were $100,000 or greater. Maturities of these certificates were as follows:

December 31,
2014
(dollars in thousands)

One to three months	$110,861
Three to six months	44,079
Six to twelve months	91,791
Over twelve months	54,824

Total certificates of deposit greater than $100,000	$301,555

VI. Return on Equity and Assets.

The following tables present the return on assets and equity and the equity to assets ratio of the Company:

	Years ended
	December 31,
	2014	2013	2012
	(dollars in thousands)

Average total assets	$2,453,678	$2,330,604	$2,025,693
Average equity	142,734	145,906	141,793
Net income attributable to QCR Holdings, Inc.	14,953	14,938	12,618
Return on average assets	0.61%	0.64%	0.62%
Return on average common equity	10.49%	11.48%	10.84%
Return on average total equity	10.48%	10.24%	8.90%
Dividend payout ratio	4.57%	3.76%	4.26%
Average equity to average assets ratio	5.82%	6.26%	7.00%

VII. Short Term Borrowings.

The following tables present the information requested on short-term borrowings of the Company:

Short-term borrowings as of December 31, 2014, 2013, and 2012 are summarized as follows:

	2014	2013	2012
	(dollars in thousands)
Overnight repurchase agreements with customers	$137,252	$98,823	$104,943
Federal funds purchased	131,100	50,470	66,140
	$268,352	$149,293	$171,083

Information concerning overnight repurchase agreements with customers is summarized as follows:

	2014	2013	2012
	(dollars in thousands)
Average daily balance during the period	$128,818	$123,543	$111,782
Average daily interest rate during the period	0.12%	0.12%	0.13%
Maximum month-end balance during the period	$147,624	$146,075	$141,891
Weighted average rate as of end of period	0.13%	0.13%	0.11%

Securities underlying the agreements as of end of period:
Carrying value	$165,360	$143,262	$160,951
Fair value	165,360	143,262	160,951

Information concerning federal funds purchased is summarized as follows:

	2014	2013	2012
	(dollars in thousands)
Average daily balance during the period	$33,877	$41,157	$52,380
Average daily interest rate during the period	0.40%	0.40%	0.27%
Maximum month-end balance during the period	$131,100	$95,380	$80,150
Weighted average rate as of end of period	0.23%	0.28%	0.26%