Form 10-Q
period 2015-03-31
QCR HOLDINGS INC
filed 2015-05-04
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes [    ]          No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of April 29, 2015, the Registrant had outstanding 7,995,810 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets As of March 31, 2015 and December 31, 2014	2

		Consolidated Statements of Income For the Three Months Ended March 31, 2015 and 2014	3

		Consolidated Statements of Comprehensive Income For the Three Months Ended March 31, 2015 and 2014	4

		Consolidated Statements of Changes in Stockholders' Equity For the Three Months Ended March 31, 2015 and 2014	5

		Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2015 and 2014	6-7

		Notes to the Consolidated Financial Statements	8-30

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	31-57

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	58-60

	Item 4	Controls and Procedures	61

Part II	OTHER INFORMATION

	Item 1	Legal Proceedings	62

	Item 1A	Risk Factors	62

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	62

	Item 3	Defaults upon Senior Securities	62

	Item 4	Mine Safety Disclosures	62

	Item 5	Other Information	62

	Item 6	Exhibits	63

Signatures			64

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 31, 2015 and December 31, 2014

	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$45,138,266	$38,235,019
Federal funds sold	14,035,000	46,780,000
Interest-bearing deposits at financial institutions	17,118,983	35,334,682

Securities held to maturity, at amortized cost	215,146,171	199,879,574
Securities available for sale, at fair value	422,258,100	451,659,630
Total securities	637,404,271	651,539,204

Loans receivable held for sale	789,000	553,000
Loans/leases receivable held for investment	1,653,662,236	1,629,450,070
Gross loans/leases receivable	1,654,451,236	1,630,003,070
Less allowance for estimated losses on loans/leases	(23,883,273)	(23,074,365)
Net loans/leases receivable	1,630,567,963	1,606,928,705

Premises and equipment, net	38,473,407	36,021,128
Bank-owned life insurance	54,202,287	53,723,548
Restricted investment securities	15,702,075	15,559,575
Other real estate owned, net	13,245,314	12,767,636
Goodwill	3,222,688	3,222,688
Core deposit intangible	1,621,043	1,670,921
Other assets	20,927,709	23,174,994
Total assets	$2,491,659,006	$2,524,958,100

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$582,510,208	$511,991,864
Interest-bearing	1,151,759,179	1,167,676,149
Total deposits	1,734,269,387	1,679,668,013

Short-term borrowings	183,335,719	268,351,670
Federal Home Loan Bank advances	196,500,000	203,500,000
Other borrowings	149,109,915	150,282,492
Junior subordinated debentures	40,457,936	40,423,735
Other liabilities	36,990,084	38,653,681
Total liabilities	2,340,663,041	2,380,879,591

STOCKHOLDERS' EQUITY
Common stock, $1 par value; shares authorized 20,000,000 March 2015 - 8,113,040 shares issued and 7,991,794 outstanding December 2014 - 8,074,443 shares issued and 7,953,197 outstanding	8,113,040	8,074,443
Additional paid-in capital	62,149,073	61,668,968
Retained earnings	82,054,713	77,876,824
Accumulated other comprehensive income (loss):
Securities available for sale	922,686	(1,535,849)
Interest rate cap derivatives	(637,037)	(399,367)
Less treasury stock, March 2015 and December 2014 - 121,246 common shares, at cost	(1,606,510)	(1,606,510)
Total stockholders' equity	150,995,965	144,078,509
Total liabilities and stockholders' equity	$2,491,659,006	$2,524,958,100

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended March 31,

	2015	2014
Interest and dividend income:
Loans/leases, including fees	$18,004,519	$16,775,590
Securities:
Taxable	1,942,765	2,582,794
Nontaxable	1,730,568	1,454,056
Interest-bearing deposits at financial institutions	77,054	90,527
Restricted investment securities	142,318	128,925
Federal funds sold	4,506	3,319
Total interest and dividend income	21,901,730	21,035,211

Interest expense:
Deposits	1,072,445	1,101,593
Short-term borrowings	64,025	51,696
Federal Home Loan Bank advances	1,443,715	1,555,976
Other borrowings	1,231,886	1,171,531
Junior subordinated debentures	307,442	305,174
Total interest expense	4,119,513	4,185,970
Net interest income	17,782,217	16,849,241
Provision for loan/lease losses	1,710,456	1,094,162
Net interest income after provision for loan/lease losses	16,071,761	15,755,079

Noninterest income:
Trust department fees	1,633,395	1,500,342
Investment advisory and management fees	710,043	648,992
Deposit service fees	1,116,983	1,045,885
Gains on sales of residential real estate loans	86,140	63,487
Gains on sales government guaranteed portions of loans	70,973	194,019
Securities gains	421,066	20,625
Earnings on bank-owned life insurance	478,739	454,164
Swap fee income	726,207	62,000
Debit card fees	238,000	230,605
Correspondent banking fees	319,621	232,143
Participation service fees on commercial loan participations	221,949	206,194
Losses on other real estate owned, net	(28,953)	(18,048)
Other	255,778	106,433
Total noninterest income	6,249,941	4,746,841

Noninterest expense:
Salaries and employee benefits	11,034,452	10,017,918
Occupancy and equipment expense	1,794,171	1,894,288
Professional and data processing fees	1,470,517	1,584,406
FDIC and other insurance	719,057	714,750
Loan/lease expense	466,613	345,636
Advertising and marketing	418,237	337,587
Postage and telephone	248,956	290,675
Stationery and supplies	142,555	151,751
Bank service charges	337,458	298,032
Other	600,308	505,377
Total noninterest expense	17,232,324	16,140,420
Net income before income taxes	5,089,378	4,361,500
Federal and state income tax expense	911,489	472,285
Net income	$4,177,889	$3,889,215
Less: Preferred stock dividends	-	708,008
Net income attributable to QCR Holdings, Inc. common stockholders	$4,177,889	$3,181,207
Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.52	$0.40
Diluted	$0.52	$0.40
Weighted average common shares outstanding	7,975,910	7,901,035
Weighted average common and common equivalent shares outstanding	8,097,444	8,030,043
Cash dividends declared per common share	$-	$-

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
Net income	$4,177,889	$3,889,215

Other comprehensive income:

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	4,402,337	8,490,174
Less reclassification adjustment for gains included in net income before tax	421,066	20,625
	3,981,271	8,469,549
Unrealized losses on interest rate cap derivatives:
Unrealized holding losses arising during the period before tax	(372,384)	-
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	901	-
	(373,285)	-

Other comprehensive income, before tax	3,607,986	8,469,549
Tax expense	1,387,121	3,238,765
Other comprehensive income, net of tax	2,220,865	5,230,784

Comprehensive income attributable to QCR Holdings, Inc.	$6,398,754	$9,119,999

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three Months Ended March 31, 2015 and 2014

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2014	$-	$8,074,443	$61,668,968	$77,876,824	$(1,935,216)	$(1,606,510)	$144,078,509
Net income	-	-	-	4,177,889	-	-	4,177,889
Other comprehensive income, net of tax - unrealized gains on securities available for sale of $2,458,535, unrealized losses on interest rate cap derivatives of $237,670	-	-	-	-	2,220,865	-	2,220,865
Proceeds from issuance of 5,679 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	5,679	82,641	-	-	-	88,320
Proceeds from issuance of 9,688 shares of common stock as a result of stock options exercised	-	9,688	94,728	-	-	-	104,416
Stock compensation expense	-	-	367,775				367,775
Tax benefit of nonqualified stock options exercised	-	-	15,651	-	-	-	15,651
Restricted stock awards	-	26,502	(26,502)	-	-	-	-
Exchange of 3,272 shares of common stock in connection with restricted stock vested, net	-	(3,272)	(54,188)	-	-	-	(57,460)
Balance March 31, 2015	$-	$8,113,040	$62,149,073	$82,054,713	$285,649	$(1,606,510)	$150,995,965

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2013	$29,867	$8,005,708	$90,154,528	$64,637,173	$(13,643,986)	$(1,606,510)	$147,576,780
Net income	-	-	-	3,889,215	-	-	3,889,215
Other comprehensive income, net of tax - unrealized gains on securities available for sale of $5,230,784, unrealized losses on interest rate cap derivatives of $0	-	-	-	-	5,230,784	-	5,230,784
Preferred cash dividends declared	-	-	-	(708,008)	-	-	(708,008)
Redemption of 15,000 shares of Series F Noncumulative Perpetual Preferred Stock	(15,000)	-	(14,985,000)	-	-	-	(15,000,000)
Proceeds from issuance of 6,189 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	6,189	78,256	-	-	-	84,445
Proceeds from issuance of 9,814 shares of common stock as a result of stock options exercised	-	9,814	85,582	-	-	-	95,396
Stock compensation expense	-	-	347,752				347,752
Tax benefit of nonqualified stock options exercised	-	-	18,647	-	-	-	18,647
Restricted stock awards	-	27,197	(27,197)	-	-	-	-
Exchange of 10,300 shares of common stock in connection with restricted stock vested, net	-	(10,300)	(167,684)	-	-	-	(177,984)
Balance March 31, 2014	$14,867	$8,038,608	$75,504,884	$67,818,380	$(8,413,202)	$(1,606,510)	$141,357,027

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,177,889	$3,889,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	745,268	692,562
Provision for loan/lease losses	1,710,456	1,094,162
Stock-based compensation expense	367,775	347,752
Deferred compensation expense accrued	437,600	347,850
Losses on other real estate owned, net	28,953	18,048
Amortization of premiums on securities, net	214,427	535,951
Securities gains	(421,066)	(20,625)
Loans originated for sale	(6,647,937)	(6,354,404)
Proceeds on sales of loans	6,569,050	7,678,600
Gains on sales of residential real estate loans	(86,140)	(63,487)
Gains on sales of government guaranteed portions of loans	(70,973)	(194,019)
Amortization of core deposit intangible	49,878	49,878
Accretion of acquisition fair value adjustments, net	(178,380)	(161,042)
Increase in cash value of bank-owned life insurance	(478,739)	(454,164)
Decrease in other assets	486,879	3,804,360
Decrease in other liabilities	(1,840,279)	(8,049,459)
Net cash provided by operating activities	$5,064,661	$3,161,178

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	32,745,000	27,865,000
Net decrease (increase) in interest-bearing deposits at financial institutions	18,215,699	(11,344,360)
Proceeds from sales of other real estate owned	331,151	97,120
Activity in securities portfolio:
Purchases	(124,568,138)	(26,142,834)
Calls, maturities and redemptions	83,794,967	10,563,599
Paydowns	4,073,422	6,547,632
Sales	54,971,056	7,020,625
Activity in restricted investment securities:
Purchases	(146,300)	(1,040,000)
Redemptions	3,800	814,900
Net increase in loans/leases originated and held for investment	(25,689,344)	(33,066,658)
Purchase of premises and equipment	(3,197,547)	(563,035)
Net cash provided by (used in) investing activities	$40,533,766	$(19,248,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	54,603,339	24,915,536
Net increase (decrease) in short-term borrowings	(85,015,951)	16,276,145
Activity in Federal Home Loan Bank advances:
Term advances	5,000,000	-
Calls and maturities	(5,000,000)	(20,350,000)
Net change in short-term and overnight advances	(7,000,000)	24,700,000
Principal payments on term debt	(1,175,000)	(200,000)
Payment of cash dividends on common and preferred stock	(315,955)	(941,177)
Redemption of 15,000 shares of Series F Noncumulative Perpetual Preferred Stock, net	-	(15,000,000)
Proceeds from issuance of common stock, net	208,387	179,841
Net cash provided by (used in) by financing activities	$(38,695,180)	$29,580,345
Net increase in cash and due from banks	6,903,247	13,493,512
Cash and due from banks, beginning	38,235,019	41,950,790
Cash and due from banks, ending	$45,138,266	$55,444,302

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Three Months Ended March 31, 2015 and 2014

	2015	2014
Supplemental disclosure of cash flow information, cash payments for:
Interest	$4,103,459	$4,140,254
Income/franchise taxes	$1,618,064	$1,365,000
Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	$2,220,865	$5,230,784
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	$(57,460)	$(177,984)
Transfers of loans to other real estate owned	$837,782	$60,750

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2014, included in QCR Holdings, Inc.’s (the “Company”) Form 10-K filed with the Securities and Exchange Commission on March 12, 2015. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited consolidated financial statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim period ended March 31, 2015, are not necessarily indicative of the results expected for the year ending December 31, 2015.

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

Recent accounting developments: In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of ASU 2014-04 is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption did not have an impact on the Company’s consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective on January 1, 2017 and it is not expected to have a significant impact on the Company’s financial statements.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

In June 2014, FASB issued ASU 2014-11, Transfers and Servicing. ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings, consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entail the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. The standard requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral and remaining tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 was effective on January 1, 2015 and adoption did not have an impact on the Company’s consolidated financial statements.

In August 2014, FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure. ASU 2014-14 requires creditors to reclassify loans that are within the scope of the ASU to “other receivables” upon foreclosure, rather than reclassifying them as other real estate owned. The most common types of government guaranteed loans include those guaranteed by the Federal Housing Authority (FHA), U.S. Department of Housing and Urban Development (HUD), U.S. Department of Veterans Affairs (VA) and the U.S. Small Business Administration (SBA). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. ASU 2014-14 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption did not have an impact on the Company’s consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. ASU 2015-02 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The ASU also reduces the number of consolidation models from four to two. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

Reclassifications: Certain amounts in the prior year consolidated financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of March 31, 2015 and December 31, 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
March 31, 2015
Securities held to maturity:
Municipal securities	$214,096,171	$2,303,569	$(1,812,743)	$214,586,997
Other securities	1,050,000	-	-	1,050,000
	$215,146,171	$2,303,569	$(1,812,743)	$215,636,997

Securities available for sale:
U.S. govt. sponsored agency securities	$300,131,663	$444,159	$(1,395,567)	$299,180,255
Residential mortgage-backed and related securities	90,632,701	1,192,895	(462,296)	91,363,300
Municipal securities	28,649,282	1,107,755	(43,723)	29,713,314
Other securities	1,370,532	630,797	(98)	2,001,231
	$420,784,178	$3,375,606	$(1,901,684)	$422,258,100

December 31, 2014:
Securities held to maturity:
Municipal securities	$198,829,574	$2,420,298	$(1,186,076)	$200,063,796
Other securities	1,050,000	-	-	1,050,000
	$199,879,574	$2,420,298	$(1,186,076)	$201,113,796

Securities available for sale:
U.S. govt. sponsored agency securities	$312,959,760	$173,685	$(5,263,873)	$307,869,572
Residential mortgage-backed and related securities	110,455,925	1,508,331	(541,032)	111,423,224
Municipal securities	29,408,740	1,053,713	(62,472)	30,399,981
Other securities	1,342,554	625,145	(846)	1,966,853
	$454,166,979	$3,360,874	$(5,868,223)	$451,659,630

The Company’s held to maturity municipal securities consist largely of private issues of municipal debt. The municipalities are located within the Midwest. The municipal debt investments are underwritten using specific guidelines with ongoing monitoring.

The Company’s residential mortgage-backed and related securities portfolio consists entirely of government sponsored or government guaranteed securities. The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2015 and December 31, 2014, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2015:
Securities held to maturity:
Municipal securities	$48,692,267	$(991,314)	$30,617,292	$(821,429)	$79,309,559	$(1,812,743)

Securities available for sale:
U.S. govt. sponsored agency securities	$102,286,952	$(435,457)	$93,948,175	$(960,110)	$196,235,127	$(1,395,567)
Residential mortgage-backed and related securities	27,194,344	(126,489)	22,421,887	(335,807)	49,616,231	(462,296)
Municipal securities	598,285	(2,790)	1,339,977	(40,933)	1,938,262	(43,723)
Other securities	476	(98)	-	-	476	(98)
	$130,080,057	$(564,834)	$117,710,039	$(1,336,850)	$247,790,096	$(1,901,684)

December 31, 2014:
Securities held to maturity:
Municipal securities	$20,419,052	$(587,992)	$38,779,545	$(598,084)	$59,198,597	$(1,186,076)

Securities available for sale:
U.S. govt. sponsored agency securities	$23,970,085	$(102,695)	$255,743,056	$(5,161,178)	$279,713,141	$(5,263,873)
Residential mortgage-backed and related securities	10,710,671	(10,139)	37,570,774	(530,893)	48,281,445	(541,032)
Municipal securities	920,935	(1,773)	4,425,337	(60,699)	5,346,272	(62,472)
Other securities	243,004	(846)	-	-	243,004	(846)
	$35,844,695	$(115,453)	$297,739,167	$(5,752,770)	$333,583,862	$(5,868,223)

At March 31, 2015, the investment portfolio included 474 securities. Of this number, 161 securities were in an unrealized loss position. The aggregate losses of these securities totaled less than 1% of the total amortized cost of the portfolio. Of these 161 securities, 59 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At March 31, 2015 and December 31, 2014, equity securities represented less than 1% of the total portfolio.

The Company did not recognize other-than-temporary impairment on any debt or equity securities for the three months ended March 31, 2015 and 2014.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities for the three months ended March 31, 2015 and 2014, respectively, were from securities identified as available for sale. Information on proceeds received, as well as pre-tax gross gains and losses from sales on those securities are as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014

Proceeds from sales of securities	$54,971,056	$7,020,625
Pre-tax gross gains from sales of securities	573,684	20,625
Pre-tax gross losses from sales of securities	(152,618)	-

The amortized cost and fair value of securities as of March 31, 2015 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table. “Other securities” available for sale are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$3,866,598	$3,871,276
Due after one year through five years	18,512,988	18,595,028
Due after five years	192,766,585	193,170,693
	$215,146,171	$215,636,997

Securities available for sale:
Due in one year or less	$34,982,411	$34,994,562
Due after one year through five years	104,102,115	104,066,092
Due after five years	189,696,419	189,832,915
	$328,780,945	$328,893,569
Residential mortgage-backed and related securities	90,632,701	91,363,300
Other securities	1,370,532	2,001,231
	$420,784,178	$422,258,100

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value
Securities held to maturity:
Municipal securities	$127,760,995	$128,323,293

Securities available for sale:
U.S. govt. sponsored agency securities	185,507,330	184,490,370
Municipal securities	17,800,256	18,353,901
	$203,307,586	$202,844,271

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of March 31, 2015, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 70 issuers with fair values totaling $56.2 million and revenue bonds issued by 84 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $188.1 million. The Company held investments in general obligation bonds in 17 states, including three states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in eleven states, including four states in which the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuer’s state:

March 31, 2015:

U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	15	$21,431,325	$21,602,520	$1,440,168
Missouri	11	7,091,686	7,085,546	644,141
Illinois	9	11,925,483	12,255,809	1,361,757
Other	35	14,918,372	15,295,418	437,012
Total general obligation bonds	70	$55,366,866	$56,239,293	$803,418

December 31, 2014:

U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	14	$20,156,969	$20,446,655	$1,460,475
Missouri	11	8,424,928	8,426,047	766,004
Illinois	10	22,447,799	22,784,638	2,278,464
Other	42	16,838,719	17,110,831	407,401
Total general obligation bonds	77	$67,868,415	$68,768,171	$893,093

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuer’s state:

March 31, 2015:

U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	35	$66,627,817	$66,749,366	$1,907,125
Iowa	25	73,326,036	73,890,396	2,955,616
Indiana	11	25,563,200	25,397,220	2,308,838
Kansas	3	12,120,688	12,100,898	4,033,633
Other	10	9,740,846	9,923,138	992,314
Total revenue bonds	84	$187,378,587	$188,061,018	$2,238,822

December 31, 2014:

U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	30	$62,358,276	$62,584,516	$2,086,151
Iowa	20	59,417,246	60,402,941	3,020,147
Indiana	8	17,991,200	17,925,721	2,240,715
Kansas	2	12,307,866	12,332,528	6,166,264
Other	4	8,295,311	8,449,900	2,112,475
Total revenue bonds	64	$160,369,899	$161,695,606	$2,526,494

Both general obligation and revenue bonds are diversified across many issuers. As of March 31, 2015 and December 31, 2014, the Company did not hold general obligation or revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services (water, sewer, education, medical facilities).

The Company’s municipal securities are owned by each of the three charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually and as of March 31, 2015, all were well-within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of total risk-based capital.

As of March 31, 2015, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credits ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of March 31, 2015 and December 31, 2014 is presented as follows:

	As of March 31,	As of December 31,
	2015	2014

Commercial and industrial loans	$534,885,417	$523,927,140
Commercial real estate loans
Owner-occupied commercial real estate	263,646,328	260,069,080
Commercial construction, land development, and other land	60,040,330	68,118,989
Other non owner-occupied commercial real estate	385,995,048	373,952,353
	709,681,706	702,140,422

Direct financing leases *	167,244,011	166,032,416
Residential real estate loans **	163,739,861	158,632,492
Installment and other consumer loans	71,902,576	72,606,480
	1,647,453,571	1,623,338,950
Plus deferred loan/lease origination costs, net of fees	6,997,665	6,664,120
	1,654,451,236	1,630,003,070
Less allowance for estimated losses on loans/leases	(23,883,273)	(23,074,365)
	$1,630,567,963	$1,606,928,705

* Direct financing leases:
Net minimum lease payments to be received	$189,170,774	$188,181,432
Estimated unguaranteed residual values of leased assets	1,481,232	1,488,342
Unearned lease/residual income	(23,407,995)	(23,637,358)
	167,244,011	166,032,416
Plus deferred lease origination costs, net of fees	6,654,946	6,639,244
	173,898,957	172,671,660
Less allowance for estimated losses on leases	(3,310,973)	(3,442,915)
	$170,587,984	$169,228,745

*Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors and management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three months ended March 31, 2015 and 2014.

**Includes residential real estate loans held for sale totaling $789,000 and $553,000 as of March 31, 2015, and December 31, 2014, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The aging of the loan/lease portfolio by classes of loans/leases as of March 31, 2015 and December 31, 2014 is presented as follows:

	As of March 31, 2015
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$528,547,287	$319,076	$27,433	$149,600	$5,842,021	$534,885,417
Commercial Real Estate
Owner-Occupied Commercial Real Estate	262,328,777	713,875	-	-	603,676	263,646,328
Commercial Construction, Land Development, and Other Land	59,785,010	-	-	-	255,320	60,040,330
Other Non Owner-Occupied Commercial Real Estate	380,729,492	24,079	-	491,558	4,749,919	385,995,048
Direct Financing Leases	164,964,821	1,172,622	206,922	-	899,646	167,244,011
Residential Real Estate	160,310,125	2,069,137	-	-	1,360,599	163,739,861
Installment and Other Consumer	70,778,133	241,933	38,267	26,759	817,484	71,902,576
	$1,627,443,645	$4,540,722	$272,622	$667,917	$14,528,665	$1,647,453,571

As a percentage of total loan/lease portfolio	98.78%	0.28%	0.02%	0.04%	0.88%	100.00%

	As of December 31, 2014
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$515,616,752	$323,145	$-	$822	$7,986,421	$523,927,140
Commercial Real Estate
Owner-Occupied Commercial Real Estate	259,166,743	239,771	-	-	662,566	260,069,080
Commercial Construction, Land Development, and Other Land	67,021,157	729,983	111,837	-	256,012	68,118,989
Other Non Owner-Occupied Commercial Real Estate	360,970,551	3,448,902	2,840,862	60,000	6,632,038	373,952,353
Direct Financing Leases	164,059,914	573,575	293,212	-	1,105,715	166,032,416
Residential Real Estate	154,303,644	2,528,287	475,343	25,673	1,299,545	158,632,492
Installment and Other Consumer	71,534,329	172,872	246,882	6,916	645,481	72,606,480
	$1,592,673,090	$8,016,535	$3,968,136	$93,411	$18,587,778	$1,623,338,950

As a percentage of total loan/lease portfolio	98.11%	0.49%	0.24%	0.01%	1.15%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Nonperforming loans/leases by classes of loans/leases as of March 31, 2015 and December 31, 2014 are presented as follows:

	As of March 31, 2015
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$149,600	$5,842,021	$175,966	$6,167,587	37.28%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	603,676	-	603,676	3.65%
Commercial Construction, Land Development, and Other Land	-	255,320	-	255,320	1.54%
Other Non Owner-Occupied Commercial Real Estate	491,558	4,749,919	-	5,241,477	31.68%
Direct Financing Leases	-	899,646	223,552	1,123,198	6.79%
Residential Real Estate	-	1,360,599	485,968	1,846,567	11.16%
Installment and Other Consumer	26,759	817,484	462,146	1,306,389	7.90%
	$667,917	$14,528,665	$1,347,632	$16,544,214	100.00%

*Nonaccrual loans/leases includes $4,128,435 of troubled debt restructurings, including $1,352,908 in commercial and industrial loans, $2,213,166 in commercial real estate loans, $56,644 in direct financing leases, $502,108 in residential real estate loans, and $3,609 in installment loans.

	As of December 31, 2014
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases **	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$822	$7,986,421	$235,926	$8,223,169	40.91%
Commercial Real Estate				$-
Owner-Occupied Commercial Real Estate	-	662,566	-	$662,566	3.30%
Commercial Construction, Land Development, and Other Land	-	256,012	-	$256,012	1.27%
Other Non Owner-Occupied Commercial Real Estate	60,000	6,632,038	-	$6,692,038	33.29%
Direct Financing Leases	-	1,105,715	233,557	$1,339,272	6.66%
Residential Real Estate	25,673	1,299,545	489,183	$1,814,401	9.02%
Installment and Other Consumer	6,916	645,481	462,552	$1,114,949	5.55%
	$93,411	$18,587,778	$1,421,218	$20,102,407	100.00%

**Nonaccrual loans/leases includes $5,013,041 of troubled debt restructurings, including $1,227,537 in commercial and industrial loans, $3,214,468 in commercial real estate loans, $61,144 in direct financing leases, $506,283 in residential real estate loans, and $3,609 in installment loans.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the three months ended March 31, 2015 and 2014, respectively, are presented as follows:

	Three Months Ended March 31, 2015

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$8,750,317	$8,353,386	$3,442,915	$1,525,952	$1,001,795	$23,074,365
Provisions (credits) charged to expense	388,641	835,894	403,452	71,802	10,667	1,710,456
Loans/leases charged off	(200,301)	(351,076)	(547,492)	-	(8,794)	(1,107,663)
Recoveries on loans/leases previously charged off	154,992	-	12,098	-	39,025	206,115
Balance, ending	$9,093,649	$8,838,204	$3,310,973	$1,597,754	$1,042,693	$23,883,273

	Three Months Ended March 31, 2014

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$5,648,774	$10,705,434	$2,517,217	$1,395,849	$1,180,774	$21,448,048
Provisions (credits) charged to expense	976,790	(229,985)	352,647	(4,355)	(935)	1,094,162
Loans/leases charged off	(4,023)	(4,098)	(65,733)	(2,712)	(2,755)	(79,321)
Recoveries on loans/leases previously charged off	26,117	116,306	16,108	103	31,747	190,381
Balance, ending	$6,647,658	$10,587,657	$2,820,239	$1,388,885	$1,208,831	$22,653,270

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of March 31, 2015 and December 31, 2014 is presented as follows:

	As of March 31, 2015
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$2,513,023	$828,837	$283,485	$180,160	$267,430	$4,072,935
Allowance for nonimpaired loans/leases	6,580,626	8,009,367	3,027,488	1,417,594	775,263	19,810,338
	$9,093,649	$8,838,204	$3,310,973	$1,597,754	$1,042,693	$23,883,273

Impaired loans/leases	$5,301,166	$5,495,701	$1,123,198	$1,846,567	$1,337,145	$15,103,777
Nonimpaired loans/leases	529,584,251	704,186,005	166,120,813	161,893,294	70,565,431	1,632,349,794
	$534,885,417	$709,681,706	$167,244,011	$163,739,861	$71,902,576	$1,647,453,571

Allowance as a percentage of impaired loans/leases	47.41%	15.08%	25.24%	9.76%	20.00%	26.97%
Allowance as a percentage of nonimpaired loans/leases	1.24%	1.14%	1.82%	0.88%	1.10%	1.21%
	1.70%	1.25%	1.98%	0.98%	1.45%	1.45%

	As of December 31, 2014
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$3,300,199	$1,170,020	$356,996	$151,663	$265,795	$5,244,673
Allowance for nonimpaired loans/leases	5,450,118	7,183,366	3,085,919	1,374,289	736,000	17,829,692
	$8,750,317	$8,353,386	$3,442,915	$1,525,952	$1,001,795	$23,074,365

Impaired loans/leases	$7,279,709	$7,433,383	$1,339,272	$1,788,729	$1,165,548	$19,006,641
Nonimpaired loans/leases	516,647,431	694,707,039	164,693,144	156,843,763	71,440,932	1,604,332,309
	$523,927,140	$702,140,422	$166,032,416	$158,632,492	$72,606,480	$1,623,338,950

Allowance as a percentage of impaired loans/leases	45.33%	15.74%	26.66%	8.48%	22.80%	27.59%
Allowance as a percentage of nonimpaired loans/leases	1.05%	1.03%	1.87%	0.88%	1.03%	1.11%
	1.67%	1.19%	2.07%	0.96%	1.38%	1.42%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended March 31, 2015 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$331,612	$425,636	$-	$1,352,320	$1,849	$1,849
Commercial Real Estate
Owner-Occupied Commercial Real Estate	173,131	269,354	-	189,621	-	-
Commercial Construction, Land Development, and Other Land	171,186	511,204	-	171,186	-	-
Other Non Owner-Occupied Commercial Real Estate	290,577	1,528,456	-	1,102,174	-	-
Direct Financing Leases	665,735	665,735	-	1,009,487	4,109	4,109
Residential Real Estate	981,608	1,017,186	-	1,089,298	483	483
Installment and Other Consumer	726,050	726,050	-	698,685	-	-
	$3,339,899	$5,143,621	$-	$5,612,771	$6,441	$6,441

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$4,969,554	$4,973,392	$2,513,023	$4,938,115	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	454,980	454,980	15,154	468,590	-	-
Commercial Construction, Land Development, and Other Land	197,225	209,225	46,570	197,526	-	-
Other Non Owner-Occupied Commercial Real Estate	4,208,602	4,655,235	767,113	4,335,446	-	-
Direct Financing Leases	457,463	457,463	283,485	380,548	-	-
Residential Real Estate	864,957	864,957	180,160	728,349	2,830	2,830
Installment and Other Consumer	611,096	611,096	267,430	552,663	2,260	2,260
	$11,763,877	$12,226,348	$4,072,935	$11,601,237	$5,090	$5,090

Total Impaired Loans/Leases:
Commercial and Industrial	$5,301,166	$5,399,028	$2,513,023	$6,290,435	$1,849	$1,849
Commercial Real Estate
Owner-Occupied Commercial Real Estate	628,111	724,334	15,154	658,211	-	-
Commercial Construction, Land Development, and Other Land	368,411	720,429	46,570	368,712	-	-
Other Non Owner-Occupied Commercial Real Estate	4,499,179	6,183,691	767,113	5,437,620	-	-
Direct Financing Leases	1,123,198	1,123,198	283,485	1,390,035	4,109	4,109
Residential Real Estate	1,846,565	1,882,143	180,160	1,817,647	3,313	3,313
Installment and Other Consumer	1,337,146	1,337,146	267,430	1,251,348	2,260	2,260
	$15,103,776	$17,369,969	$4,072,935	$17,214,008	$11,531	$11,531

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of December 31, 2014 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$246,308	$342,391	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	67,415	163,638	-
Commercial Construction, Land Development, and Other Land	31,936	143,136	-
Other Non Owner-Occupied Commercial Real Estate	491,717	491,717	-
Direct Financing Leases	561,414	561,414	-
Residential Real Estate	1,060,770	1,060,770	-
Installment and Other Consumer	671,319	671,319	-
	$3,130,879	$3,434,385	$-

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$7,033,401	$8,190,495	$3,300,199
Commercial Real Estate
Owner-Occupied Commercial Real Estate	620,896	620,896	4,462
Commercial Construction, Land Development, and Other Land	337,076	577,894	12,087
Other Non Owner-Occupied Commercial Real Estate	5,884,343	6,583,934	1,153,471
Direct Financing Leases	777,858	777,858	356,996
Residential Real Estate	727,959	763,537	151,663
Installment and Other Consumer	494,229	494,229	265,795
	$15,875,762	$18,008,843	$5,244,673

Total Impaired Loans/Leases:
Commercial and Industrial	$7,279,709	$8,532,886	$3,300,199
Commercial Real Estate
Owner-Occupied Commercial Real Estate	688,311	784,534	4,462
Commercial Construction, Land Development, and Other Land	369,012	721,030	12,087
Other Non Owner-Occupied Commercial Real Estate	6,376,060	7,075,651	1,153,471
Direct Financing Leases	1,339,272	1,339,272	356,996
Residential Real Estate	1,788,729	1,824,307	151,663
Installment and Other Consumer	1,165,548	1,165,548	265,795
	$19,006,641	$21,443,228	$5,244,673

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$498,723,676	$249,094,668	$57,664,537	$368,990,982	$1,174,473,863
Special Mention (Rating 6)	21,123,731	12,312,076	70,511	6,064,699	39,571,017
Substandard (Rating 7)	15,038,010	2,239,584	2,305,282	10,939,367	30,522,243
Doubtful (Rating 8)	-	-	-	-	-
	$534,885,417	$263,646,328	$60,040,330	$385,995,048	$1,244,567,123

	As of March 31, 2015
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$166,120,813	$161,893,294	$70,596,187	$398,610,294
Nonperforming	1,123,198	1,846,567	1,306,389	4,276,154
	$167,244,011	$163,739,861	$71,902,576	$402,886,448

	As of December 31, 2014
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$491,883,568	$245,237,462	$65,691,737	$354,581,419	$1,157,394,186
Special Mention (Rating 6)	17,034,909	12,637,930	-	3,285,191	32,958,030
Substandard (Rating 7)	15,008,663	2,193,688	2,427,252	16,085,743	35,715,346
Doubtful (Rating 8)	-	-	-	-	-
	$523,927,140	$260,069,080	$68,118,989	$373,952,353	$1,226,067,562

	As of December 31, 2014
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$164,693,144	$156,818,091	$71,491,531	$393,002,766
Nonperforming	1,339,272	1,814,401	1,114,949	4,268,622
	$166,032,416	$158,632,492	$72,606,480	$397,271,388

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing troubled debt restructurings.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of March 31, 2015 and December 31, 2014, troubled debt restructurings (“TDRs”) totaled $5,476,067 and $6,434,259, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three months ended March 31, 2015 and 2014. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended March 31, 2015				For the three months ended March 31, 2014
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Significant payment delay
Direct Financing Leases	-	$-	$-	$-	1	$89,443	$89,443	$-
	-	$-	$-	$-	1	$89,443	$89,443	$-

CONCESSION - Extension of Maturity
Direct Financing Leases	-	$-	$-	$-	1	$70,144	$70,144	$24,246
	-	$-	$-	$-	1	$70,144	$70,144	$24,246

TOTAL	-	$-	$-	-	2	$159,587	$159,587	24,246

Of the TDRs reported above, one with post-modification recorded investments totaling $70,144 was on nonaccrual as of March 31, 2014.

For the three months ended March 31, 2015 and 2014, none of the Company’s TDRs had redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended
	March 31,
	2015	2014

Net income	$4,177,889	$3,889,215

Less: Preferred stock dividends	-	708,008
Net income attributable to QCR Holdings, Inc. common stockholders	$4,177,889	$3,181,207

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.52	$0.40
Diluted	$0.52	$0.40

Weighted average common shares outstanding	7,975,910	7,901,035
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	121,534	129,008
Weighted average common and common equivalent shares outstanding	8,097,444	8,030,043

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

Selected financial information on the Company’s business segments is presented as follows as of and for the three months ended March 31, 2015 and 2014.

	Commercial Banking
	Quad City Bank & Trust	Cedar Rapids Bank & Trust	Rockford Bank & Trust	Wealth Management	All Other	Intercompany Eliminations	Consolidated Total
Three Months Ended March 31, 2015
Total revenue	$12,793,179	$9,428,494	$3,667,864	$2,343,438	$5,644,606	$(5,725,910)	$28,151,671
Net interest income	$9,275,038	$6,358,297	$2,634,082	$-	$(485,200)	$-	$17,782,217
Net income	$2,562,613	$2,068,306	$518,657	$459,330	$4,177,889	$(5,608,906)	$4,177,889
Total assets	$1,268,168,825	$855,417,474	$354,993,941	$-	$221,549,665	$(208,470,899)	$2,491,659,006
Provision for loan/lease losses	$882,456	$600,000	$228,000	$-	$-	$-	$1,710,456
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,621,043	$-	$-	$-	$-	$1,621,043

Three Months Ended March 31, 2014
Total revenue	$11,938,133	$8,303,625	$3,482,876	$2,149,334	$5,223,865	$(5,315,781)	$25,782,052
Net interest income	$8,921,038	$5,902,059	$2,475,682	$-	$(449,538)	$-	$16,849,241
Net income	$2,341,283	$1,934,770	$471,039	$459,294	$3,889,215	$(5,206,386)	$3,889,215
Total assets	$1,269,106,354	$819,179,681	$346,365,023	$-	$203,666,846	$(211,998,694)	$2,426,319,210
Provision for loan/lease losses	$609,162	$300,000	$185,000	$-	$-	$-	$1,094,162
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,820,555	$-	$-	$-	$-	$1,820,555

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

●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets measured at fair value on a recurring basis comprise the following at March 31, 2015 and December 31, 2014:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2015:
Securities available for sale:
U.S. govt. sponsored agency securities	$299,180,255	$-	$299,180,255	$-
Residential mortgage-backed and related securities	91,363,300	-	91,363,300	-
Municipal securities	29,713,314	-	29,713,314	-
Other securities	2,001,231	356,110	1,645,121	-
Derivative instruments	1,114,101	-	1,114,101	-
	$423,372,201	$356,110	$423,016,091	$-

December 31, 2014:
Securities available for sale:
U.S. govt. sponsored agency securities	$307,869,572	$-	$307,869,572	$-
Residential mortgage-backed and related securities	111,423,224	-	111,423,224	-
Municipal securities	30,399,981	-	30,399,981	-
Other securities	1,966,853	345,952	1,620,901	-
Derivative instruments	1,487,386	-	1,487,386
	$453,147,016	$345,952	$452,801,064	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three months ended March 31, 2015 or 2014.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Derivative instruments consist of interest rate caps that are used for the purpose of hedging interest rate risk. See Note 7 to the Consolidated Financial Statements for the details of these instruments. The fair values are determined by pricing models that consider observable market data for derivative instruments with similar structures (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprise the following at March 31, 2015 and December 31, 2014:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2015:
Impaired loans/leases	$9,403,469	$-	$-	$9,403,469
Other real estate owned	14,304,939	-	-	14,304,939
	$23,708,408	$-	$-	$23,708,408

December 31, 2014:
Impaired loans/leases	$12,467,362	$-	$-	$12,467,362
Other real estate owned	13,789,047	-	-	13,789,047
	$26,256,409	$-	$-	$26,256,409

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitave Information about Level Fair Value Measurments
	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2015:
Impaired loans/leases	$9,403,469	Appraisal of collateral	Appraisal adjustments	-10.00% to -50.00%
Other real estate owned	14,304,939	Appraisal of collateral	Appraisal adjustments	0.00% to -35.00%

	Quantitave Information about Level Fair Value Measurments
	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2014:
Impaired loans/leases	$12,467,362	Appraisal of collateral	Appraisal adjustments	-10.00% to -50.00%
Other real estate owned	13,789,047	Appraisal of collateral	Appraisal adjustments	0.00% to -35.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For the impaired loans/leases and other real estate owned, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the three months ended March 31, 2015 and 2014.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of March 31, 2015		As of December 31, 2014
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Cash and due from banks	Level 1	$45,138,266	$45,138,266	$38,235,019	$38,235,019
Federal funds sold	Level 2	14,035,000	14,035,000	46,780,000	46,780,000
Interest-bearing deposits at financial institutions	Level 2	17,118,983	17,118,983	35,334,682	35,334,682
Investment securities:
Held to maturity	Level 3	215,146,171	215,636,997	199,879,574	201,113,796
Available for sale	See Previous Table	422,258,100	422,258,100	451,659,630	451,659,630
Loans/leases receivable, net	Level 3	8,706,916	9,403,469	11,543,854	12,467,362
Loans/leases receivable, net	Level 2	1,621,861,047	1,636,808,084	1,595,384,851	1,606,646,146
Derivative instruments	Level 2	1,114,101	1,114,101	1,487,386	1,487,386
Deposits:
Nonmaturity deposits	Level 2	1,386,860,881	1,386,860,881	1,304,044,099	1,304,044,099
Time deposits	Level 2	347,408,506	348,466,000	375,623,914	376,509,000
Short-term borrowings	Level 2	183,335,719	183,335,719	268,351,670	268,351,670
Federal Home Loan Bank advances	Level 2	196,500,000	206,366,000	203,500,000	208,172,000
Other borrowings	Level 2	149,109,915	159,278,000	150,282,492	159,741,000
Junior subordinated debentures	Level 2	40,457,936	28,691,964	40,423,735	28,585,294

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

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

During the second quarter of 2014, the Company executed and designated two interest rate cap derivatives as cash flow hedges of short-term Federal Home Loan Bank (“FHLB”) advances. The short-term FHLB advance rates will fluctuate with rate movements; therefore the Bank determined it was necessary to hedge against this increase in interest expense in a rising rate environment. The caps purchased will essentially set a ceiling on the rate paid on the FHLB advances, minimizing the risk associated with rate increases.

Below is a summary of the interest rate cap derivatives held by the Company as of March 31, 2015. An initial premium of $2.1 million was paid for the two caps. The fair value of these instruments will fluctuate with market value changes, as well as amortization of the initial premium to interest expense.

Effective Date	Maturity Date	Balance Sheet Location	Notional Amount	Accounting Treatment	Fair Value
June 5, 2014	June 5, 2019	Other Assets	$15,000,000	Cash Flow Hedging	$437,694
June 5, 2014	June 5, 2021	Other Assets	15,000,000	Cash Flow Hedging	676,407
			$30,000,000		$1,114,101

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges to the extent they are effective hedges, are recorded as a component of accumulated other comprehensive income. The following is a summary of how accumulated other comprehensive income was impacted during the reporting periods:

Three Months Ended March 31, 2015
Unrealized loss at beginning of period, net of tax	$(399,367)
Amount reclassified from accumulated other comprehensive income to noninterest income related to hedge ineffectiveness	341
Amount reclassified from accumulated other comprehensive income to interest expense related to caplet amortization	560
Amount of loss recognized in other comprehensive income, net of tax	(238,571)
Unrealized loss at end of period	$(637,037)

Changes in the fair value related to the ineffective portion of cash flow hedges, are reported in noninterest income during the period of the change. As shown in the table above, $341 of the change in fair value year-to-date was due to ineffectiveness.

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

●

CRBT commenced operations in 2001 and provides full-service commercial and consumer banking, and trust and asset management services to Cedar Rapids, Iowa and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids. Cedar Falls and Waterloo, Iowa and adjacent communities are served through three additional CRBT offices (two in Waterloo and one in Cedar Falls).

●

RB&T commenced operations in January 2005 and provides full-service commercial and consumer banking, and trust and asset management services to Rockford, Illinois and adjacent communities through its main office located on Guilford Road at Alpine Road in Rockford and its branch facility in downtown Rockford.

OVERVIEW

The Company recognized net income of $4.2 million for the quarter ended March 31, 2015 and reported diluted earnings per common share of $0.52. By comparison, for the first quarter of 2014, the Company recognized net income of $3.9 million. After preferred stock dividends of $708 thousand, the Company reported net income attributable to common stockholders of $3.2 million, or diluted earnings per common share of $0.40 for the first quarter of 2014.

Following is a table that represents the various net income measurements for the Company.

	For the three months ended
	March 31, 2015	March 31, 2014

Net income	$4,177,889	$3,889,215
Less: Preferred stock dividends	-	708,008
Net income attributable to QCR Holdings, Inc. common stockholders	$4,177,889	$3,181,207

Diluted earnings per common share	$0.52	$0.40

Weighted average common and common equivalent outstanding	8,097,444	8,030,043

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended
	March 31, 2015	December 31, 2014	March 31, 2014

Net interest income	$17,782,217	$17,781,213	$16,849,241
Provision for loan/lease losses	(1,710,456)	(3,647,636)	(1,094,162)
Noninterest income	6,249,941	5,838,604	4,746,841
Noninterest expense	(17,232,324)	(16,634,863)	(16,140,420)
Federal and state income tax	(911,489)	(344,497)	(472,285)
Net income	$4,177,889	$2,992,821	$3,889,215

In comparing quarter-over-quarter, following are some noteworthy changes in the Company’s financial results:

●	Net interest income was flat compared to the fourth quarter of 2014 and increased 6% from the first quarter of 2014.
●	Provision for loan/lease losses decreased 53% compared to the fourth quarter of 2014 and increased 56% from the first quarter of 2014.
●	Noninterest income increased 7% compared to the fourth quarter of 2014 and increased 32% from the first quarter of 2014.
●	Noninterest expense increased 4% compared to the fourth quarter of 2014 and increased 7% from the first quarter of 2014.
●

Federal and state income tax expense increased 93% compared to the first quarter of 2014, mostly due to a one-time tax benefit of $359 thousand recognized in the first quarter of 2014 as a result of the finalization of tax issues related to the Community National Bancorporation (“Community National”) acquisition following the filing of the acquired entity’s final tax return. Federal and state income tax expense increased from the fourth quarter of 2014 primarily due to improved pre-tax net income. In the fourth quarter of 2014, a larger percentage of net income was attributable to nontaxable sources (municipal loans and securities), which lowered the effective tax rate to 10.3%. The effective tax rate for the current quarter was 17.9%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NET INTEREST INCOME

Net interest income, on a tax equivalent basis, increased $1.2 million, or 7%, to $18.9 million for the quarter ended March 31, 2015, from $17.7 million for the same period of 2014. Net interest income improved primarily due to the Company’s strategy to redeploy funds from the securities portfolio into higher yielding loans and leases. In addition, organic loan and lease growth has been strong over the past twelve months, as evidenced by the average gross loan/lease increase of $170.6 million, or 12%.

A comparison of yields, spread and margin from the first quarter of 2014 to the first quarter of 2015 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 10 basis points.
●	The average cost of interest-bearing liabilities decreased 6 basis points.
●	The net interest spread increased 16 basis points from 2.83% to 2.99%.
●	The net interest margin improved 14 basis points from 3.11% to 3.25%.

The Company’s management closely monitors and manages net interest margin. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their net interest margins. Management continually addresses this issue with pricing and other balance sheet management strategies.

During 2014 and 2015, the Company placed an emphasis on shifting its balance sheet mix. With a stated goal of increasing loans/leases as a percentage of assets to at least 70%, the Company plans to fund this loan/lease growth with a mixture of core deposits and cash from the investment securities portfolio. Strategies are continuously being evaluated in which securities are sold and the cash is redeployed into the loan/lease portfolio, with little to no extension of duration and a significant increase in yield. Additionally, the Company is recognizing net gains on these sales due to the current low rate environment. As rates rise, the Company will also have less market volatility in the investment securities portfolio, as this continues to become a smaller portion of the balance sheet.

The Company continues to monitor and evaluate both prepayment and debt restructuring opportunities within the wholesale funding portion of the balance sheet, as such a strategy may increase net interest margin at a quicker pace than holding the debt until maturity.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended March 31,
	2015			2014
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$13,688	$4	0.12%	$10,995	$3	0.11%
Interest-bearing deposits at financial institutions	69,974	77	0.45%	88,376	91	0.42%
Investment securities (1)	625,834	4,492	2.91%	722,220	4,655	2.61%
Restricted investment securities	15,942	142	3.61%	17,249	129	3.03%
Gross loans/leases receivable (1) (2) (3)	1,635,705	18,304	4.54%	1,465,061	16,968	4.70%
Total interest earning assets	$2,361,143	$23,019	3.95%	$2,303,901	$21,846	3.85%

Noninterest-earning assets:
Cash and due from banks	$44,284			$43,830
Premises and equipment	38,079			36,732
Less allowance for estimated losses on loans/leases…	(23,417)			(21,894)
Other	86,408			71,589
Total assets	$2,506,497			$2,434,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$787,350	442	0.23%	$715,054	446	0.25%
Time deposits	374,365	630	0.68%	382,721	656	0.70%
Short-term borrowings	180,914	64	0.14%	149,989	52	0.14%
Federal Home Loan Bank advances	206,476	1,444	2.84%	234,627	1,556	2.69%
Junior subordinated debentures	40,441	307	3.08%	40,306	305	3.07%
Other borrowings	149,014	1,232	3.35%	142,317	1,171	3.34%
Total interest-bearing liabilities	$1,738,560	$4,119	0.96%	$1,665,014	$4,186	1.02%
Noninterest-bearing demand deposits	$585,490			$585,441
Other noninterest-bearing liabilities	34,308			33,640
Total liabilities	$2,358,358			$2,284,095
Stockholders' equity	148,139			150,063
Total liabilities and stockholders' equity	$2,506,497			$2,434,158
Net interest income		$18,900			$17,660
Net interest spread			2.99%			2.83%
Net interest margin			3.25%			3.11%
Ratio of average interest-earning assets to average interest-bearing liabilities	135.81%			138.37%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Analysis of Changes of Interest Income/Interest Expense

For the three months ended March 31, 2015

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2015 vs. 2014
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$1	$-	$1
Interest-bearing deposits at financial institutions	(14)	34	(48)
Investment securities (2)	(163)	2,242	(2,405)
Restricted investment securities	13	66	(53)
Gross loans/leases receivable (3) (4)	1,336	(3,305)	4,641

Total change in interest income	$1,173	$(963)	$2,136

INTEREST EXPENSE
Interest-bearing deposits	$(4)	$(184)	$180
Time deposits	(26)	(12)	(14)
Short-term borrowings	12	1	11
Federal Home Loan Bank advances	(112)	438	(550)
Junior subordinated debentures	2	1	1
Other borrowings	61	6	55

Total change in interest expense	$(67)	$250	$(317)

Total change in net interest income	$1,240	$(1,213)	$2,453

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases (“allowance”). The Company’s allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses (“provision”) in the statement of income to change the allowance if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance. Although management believes the level of the allowance as of March 31, 2015 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased $867 thousand, or 4%, comparing the first quarter of 2015 to the same period of 2014. The majority of this growth was the result of the Company’s strategy to redeploy funds from the securities portfolio into higher yielding loans and leases. In addition, organic loan and lease growth has been strong over the past twelve months. Overall, the Company’s average earning assets increased a total of $57.2 million, comparing March 31, 2015 to March 31, 2014. During the same time period, average gross loans and leases increased $170.6 million, while average securities decreased $96.4 million. The securities portfolio yield continued to increase (from 2.61% for the first quarter of 2014 to 2.91% for the first quarter of 2015) as the Company continued to sell low-yielding investments. Additionally, the Company continued to take actions to diversify its securities portfolio, including increasing its portfolio of tax-exempt municipal securities, in an effort to increase interest income. A large majority of the tax-exempt municipal securities are from issuers located in the Midwest with strong underwriting conducted before investment.

The Company intends to continue to grow quality loans and leases as well as diversify its securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the first quarter of 2015 decreased $66 thousand, or 2%, from the first quarter of 2014. Considering the growth of interest-bearing liabilities (average balances grew $73.5 million, or 4%, from March 31, 2014 to March 31, 2015) resulting from organic growth, the Company has been successful in maintaining pricing discipline on deposits and decreasing the cost of borrowings, which has more than offset the growth impact and contributed to the net decline in interest expense. Management has placed a strong focus on reducing the reliance on long-term wholesale funding as it tends to be higher cost than deposits. In recent years, the majority of maturing wholesale funds have been replaced by core deposits, or, to a lesser extent, have been replaced by new wholesale funds at significantly reduced cost. Continuing this trend will strengthen the Company’s franchise value, reduce funding costs, and increase fee income opportunities through deposit service charges.

Management continues to consider strategies to accelerate the reduction of the reliance on wholesale funding and continue the shift in mix to a funding base consisting of a higher percentage of core deposits, including noninterest-bearing deposits. An important consideration to these strategies, however, will be the impact on the Company’s interest rate risk position, as some of its wholesale funding was originally borrowed to help strengthen the Company’s net interest income in rising interest rate scenarios.

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

The provision totaled $1.7 million for the first quarter of 2015, which was down $1.9 million from the prior quarter, and up $616 thousand from the first quarter of 2014. The Company had net charge-offs of $901 thousand for the first quarter of 2015 which, when coupled with the provision of $1.7 million, increased the Company’s allowance to $23.9 million at March 31, 2015. As of March 31, 2015, the Company’s allowance to total loans/leases was 1.44%, which was up from 1.42% at December 31, 2014, and down from 1.52% at March 31, 2014.

A more detailed discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31, 2015	March 31, 2014	$ Change	% Change

Trust department fees	$1,633,395	$1,500,342	$133,053	8.9%
Investment advisory and management fees	710,043	648,992	61,051	9.4
Deposit service fees	1,116,983	1,045,885	71,098	6.8
Gains on sales of residential real estate loans	86,140	63,487	22,653	35.7
Gains on sales of government guaranteed portions of loans	70,973	194,019	(123,046)	(63.4)
Securities gains, net	421,066	20,625	400,441	1,941.5
Earnings on bank-owned life insurance	478,739	454,164	24,575	5.4
Swap fee income	726,207	62,000	664,207	1,071.3
Debit card fees	238,000	230,605	7,395	3.2
Correspondent banking fees	319,621	232,143	87,478	37.7
Participation service fees on commercial loan participations	221,949	206,194	15,755	7.6
Losses on other real estate owned, net	(28,953)	(18,048)	(10,905)	60.4
Other	255,778	106,433	149,345	140.3
Total noninterest income	$6,249,941	$4,746,841	$1,503,100	31.7%

Trust department fees continue to be a significant contributor to noninterest income, increasing 9% from the first quarter of 2014 to the first quarter of 2015. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts. As the markets have strengthened with the national economy’s recovery from recession, the Company’s fee income has experienced similar growth. Additionally, in recent years, the Company has been successful in expanding its customer base which has helped to drive the increases in fee income.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In recent years, management has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, these fees are largely determined based on the value of the investments managed. And, similar to the trust department, the Company has had some success in expanding its customer base which has helped drive the recent increases in fee income. Investment advisory fees increased 9% from the first quarter of 2014 to the first quarter of 2015.

As management focuses on growing fee income, expanding market share in trust and investment advisory services will continue to be a primary strategic focus.

Deposit service fees expanded 7% comparing the first quarter of 2015 to the same period in 2014. The Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans increased 36% comparing the first quarter of 2015 to the first quarter of 2014. With the sustained historically low interest rate environment, refinancing activity has slowed as many of the Company’s existing and prospective customers have already executed a refinancing. Therefore, this area has become a much smaller contributor to overall noninterest income.

The Company’s gains on the sale of government guaranteed portions of loans for the first quarter of 2015 totaled $71 thousand, compared to $194 thousand for the first quarter of 2014. As one of its core strategies, the Company continues to leverage its small business lending expertise by taking advantage of programs offered by the Small Business Administration (“SBA”) and the U.S. Department of Agriculture (“USDA”). The Company’s portfolio of government guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government guaranteed portion on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government guaranteed portions of loans tends to fluctuate depending on the demand for small business loans that fit the criteria for the government guarantee. Further, some of the transactions can be large and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can be large. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing. The Company is adding additional talent and executing on strategies in an effort to make this a more consistent and larger source of revenue.

Securities gains, net of losses, for the first quarter of 2015 totaled $421 thousand. The Company has taken advantage of market opportunity by selling approximately $55.0 million of government agency investments that were low-yielding. Proceeds were then used to purchase higher-yielding, tax-exempt municipal bonds and to fund loan and lease growth. This strategy is being used to shift the balance sheet mix in an effort to improve profitability. The Company intends to redeploy funds from the investment portfolio into higher yielding loans and leases, with a goal of growing loans and leases to more than 70% of total assets.

Earnings on Bank-Owned Life Insurance (“BOLI”) increased 5% from the first quarter of 2014 to the first quarter of 2015. There were no purchases of BOLI that contributed to this increase. Notably, a small portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity market. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

As a result of the sustained historically low interest rate environment, the Company was able to execute several interest rate swaps on select commercial loans, resulting in fee income of $726 thousand for the first quarter of 2015. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks as the circumstances are appropriate for the borrower and the Company.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 3% comparing the first quarter of 2015 to the first quarter of 2014. As an opportunity to maximize fees, the Company offers a deposit product with a modest increased interest rate that incentivizes debit card activity.

Correspondent banking fees increased 38% comparing the first quarter of 2015 to the first quarter of 2014. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund additional loan growth as well as a steady source of fee income. In 2014, the Company expanded its territory to Wisconsin in order to continue to build this business unit. The Company now serves approximately 168 Banks in Iowa, Illinois and Wisconsin.

Participation service fees on commercial loan participations represent fees paid to the Company by the participant(s) to cover servicing expenses incurred by the Company. The fee is generally 25 basis points of the participated loan amount. Additionally, the Company receives a mandated 1% servicing fee on the sold portion of government guaranteed loans. Participation service fees grew 8% comparing the first quarter of 2015 to the first quarter of 2014.

During the first quarter of 2015, the Company had several small gains and losses from the sale of other real estate owned (“OREO”) properties, for a net loss totaling $29 thousand. Management continues to proactively manage its OREO portfolio in an effort to sell the properties timely at minimal loss, as evidenced by the minimal losses recognized thus far in 2015, as well as the prior year.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31, 2015	March 31, 2014	$ Change	% Change

Salaries and employee benefits	$11,034,452	$10,017,918	$1,016,534	10.1%
Occupancy and equipment expense	1,794,171	1,894,288	(100,117)	(5.3)
Professional and data processing fees	1,470,517	1,584,406	(113,889)	(7.2)
FDIC and other insurance	719,057	714,750	4,307	0.6
Loan/lease expense	466,613	345,636	120,977	35.0
Advertising and marketing	418,237	337,587	80,650	23.9
Postage and telephone	248,956	290,675	(41,719)	(14.4)
Stationery and supplies	142,555	151,751	(9,196)	(6.1)
Bank service charges	337,458	298,032	39,426	13.2
Other	600,308	505,377	94,931	18.8
Total noninterest expense	$17,232,324	$16,140,420	$1,091,904	6.8%

Management places a strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency.

Salaries and employee benefits, which was the largest component of noninterest expense, increased from the first quarter of 2014 to the first quarter of 2015 by 10%. This increase was largely the result of:

●	Customary annual salary and benefits increases for the majority of the Company’s employee base.
●	Higher accrued incentive compensation. Accrued incentives were reduced in the fourth quarter of 2014 due to financial performance in that quarter.
●

Targeted talent additions. Throughout 2014, the Company added twelve business development/sales officers (four in the Wealth Management Division, four in the Commercial Banking area, three in the Correspondent Banking Division, and one at m2) in an effort to continue to grow market share. Two additional business development/sales officers (one in the Commercial Banking area and one at m2) were added in the first quarter of 2015.

Occupancy and equipment expense decreased 5%, comparing the first quarter of 2015 to the same period of the prior year. A portion of this decrease is due to the relocation of the RB&T branch. In 2014, RB&T’s downtown Rockford branch was relocated to a more cost-effective space with improved visibility.

Professional and data processing fees decreased 7% from the prior year, mostly due to reduced legal expenses. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

FDIC and other insurance expense has stayed relatively flat. The slight increase in expense was due to an increased asset base, as this is how the FDIC and other regulatory agencies calculate their fees.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan/lease expense increased 35% comparing the first quarter of 2015 to the same quarter of 2014. The Company incurred elevated levels of expense at the banks for certain existing nonperforming loans as workouts progressed. Generally, loan/lease expense has a direct relationship with the level of nonperforming loans/leases; however, it may deviate depending upon the individual nonperforming loans/leases. Management expects these historically elevated levels of expense to decline in line with the declining trend in nonperforming loans/leases. Additionally, a portion of these expenses are offset by the increase in income earned on other real estate owned, as the income and expense related to repossessed properties must be recognized on a gross basis.

Advertising and marketing expense increased 24% compared to the prior year, in an effort to gain market share across all four markets the Company serves.

Bank service charges, which include costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased 13% from the first quarter of 2014 to the first quarter of 2015. The increase was due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio.

INCOME TAXES

The provision for income taxes totaled $911 thousand, or an effective tax rate of 18%, for the first quarter of 2015 compared to $472 thousand, or an effective tax rate of 11%, for the same quarter of 2014. The Company recognized a one-time tax benefit in the first quarter of 2014 of $359 thousand as a result of the finalization of tax issues related to the Community National acquisition following the filing of the acquired entity’s final tax returns. Excluding this one-time tax benefit, the Company’s effective tax rate would have been 19% for the first quarter of 2014.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	March 31, 2015		December 31, 2014		March 31, 2014
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$76,292	3%	$120,350	5%	$111,403	5%
Securities	637,404	26%	651,539	26%	707,107	29%
Net loans/leases	1,630,568	65%	1,606,929	64%	1,469,926	61%
Other assets	147,395	6%	146,140	5%	137,883	5%
Total assets	$2,491,659	100%	$2,524,958	100%	$2,426,319	100%

Total deposits	$1,734,269	70%	$1,679,668	67%	$1,671,893	69%
Total borrowings	569,404	23%	662,558	26%	583,843	24%
Other liabilities	36,990	1%	38,653	1%	29,226	1%
Total stockholders' equity	150,996	6%	144,079	6%	141,357	6%
Total liabilities and stockholders' equity	$2,491,659	100%	$2,524,958	100%	$2,426,319	100%

During the first quarter of 2015, the Company’s total assets decreased $33.3 million, or 1%, to a total of $2.49 billion. Despite the decrease in assets, loans/leases grew $23.6 million, or 2%, while securities decreased $14.1 million, or 2%. Loan growth was funded through the sale of securities, as well as deposit growth. Deposits grew $54.6 million, or 3%, while borrowings decreased $93.2 million, or 14%. Most of the decrease in borrowings was in federal funds purchased.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

INVESTMENT SECURITIES. The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return. In recent years, management has elevated its focus on maximizing return while minimizing credit and interest rate risk. The Company has further diversified the portfolio by decreasing U.S government sponsored agency securities and residential mortgage-back securities, while increasing municipal securities. Of the latter, the large majority are privately placed debt issuances by municipalities located in the Midwest (with some in or near the Company’s existing markets) and require a thorough underwriting process before investment. Additionally, management will continue to diversify the portfolio with further growth strictly dictated by the pace of growth in deposits and loans. Management expects to fund future loan growth partially with cashflow from the securities portfolio (calls and maturities of government sponsored agencies, paydowns on residential mortgage-backed securities, and/or targeted sales of securities that meet certain criteria as defined by management).

Following is a breakdown of the Company’s securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	March 31, 2015		December 31, 2014		March 31, 2014
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

U.S. govt. sponsored agency securities	$299,180	47%	$307,869	47%	$350,338	50%
Municipal securities	243,810	38%	229,230	35%	195,655	28%
Residential mortgage-backed and related securities	91,363	14%	111,423	17%	158,119	22%
Other securities	3,051	1%	3,017	1%	2,995	0%
	$637,404	100%	$651,539	100%	$707,107	100%

As a % of Total Assets	25.58%		25.80%		29.14%
Net Unrealized Gains (Losses) as a % of Amortized Cost	0.31%		(0.19%)		(2.45%)
Duration (in years)	4.3		4.4		4.6

As a result of fluctuations in longer-term interest rates, the Company’s fair value of its securities portfolio moved from a net unrealized loss position (approximately 2.5% of amortized cost at March 31, 2014) to a net unrealized gain position (approximately 0.3% of amortized cost at March 31, 2015). Management performs an evaluation of the portfolio quarterly to understand the current market value as well as projections of market value in a variety of rising and falling interest rate scenarios. In addition, management has evaluated those securities with an unrealized loss position to determine whether the loss is derived from credit deterioration or the movement in interest rates. The evaluation determined that there were no securities in the portfolio with other-than-temporary impairment. See the “Critical Accounting Policies” section for further discussion on this evaluation.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The duration of the securities portfolio has decreased slightly over the past twelve months for two reasons:

●

A portion of the government-sponsored agency securities contain call options at the discretion of the issuer whereby the issuer can call the security at par at certain times which vary by individual security. With a steady decline in longer-term market interest rates in 2014 and thus far in 2015, the duration of these callable agency securities shortened as the likelihood of a call increased.

●	The Company’s sales strategy targeted the liquidation of longer duration government-sponsored agency securities and government-sponsored mortgage-backed securities.

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

LOANS/LEASES. Total loans/leases grew 1.5% during the first quarter of 2015. Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more commercial and industrial loans and direct financing leases, and fewer commercial real estate and construction loans. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	March 31, 2015		December 31, 2014		March 31, 2014
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Commercial and industrial loans	$534,885	32%	$523,927	32%	$442,350	30%
Commercial real estate loans	709,682	43%	702,140	43%	679,228	46%
Direct financing leases	167,244	10%	166,032	10%	139,994	9%
Residential real estate loans	163,740	10%	158,633	10%	148,950	10%
Installment and other consumer loans	71,902	5%	72,607	5%	76,810	5%
Total loans/leases	$1,647,453	100%	$1,623,339	100%	$1,487,332	100%
Plus deferred loan/lease origination costs, net of fees	6,998		6,664		5,247
Less allowance for estimated losses on loans/leases	(23,883)		(23,074)		(22,653)
Net loans/leases	$1,630,568		$1,606,929		$1,469,926

Because commercial real estate loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio. For example, management tracks the level of owner-occupied commercial real estate loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of both March 31, 2015 and December 31, 2014, approximately 37% of the commercial real estate loan portfolio was owner-occupied.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Following is a listing of significant industries within the Company’s commercial real estate loan portfolio:

	As of March 31,		As of December 31,		As of March 31,
	2015		2014		2014
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Lessors of Nonresidential Buildings	$247,114	35%	$256,436	37%	$231,341	34%
Lessors of Residential Buildings	73,611	10%	74,668	11%	60,982	9%
Commercial and Institutional Building Construction	18,956	3%	12,530	2%	2,875	0%
Nursing Care Facilities	18,053	3%	17,078	2%	21,938	3%
Lessors of Other Real Estate Property	17,532	2%	17,553	2%	16,861	3%
Land Subdivision	15,814	2%	19,504	3%	30,802	5%
Hotels	15,342	2%	16,252	2%	20,644	3%
New Car Dealers	15,693	2%	16,090	2%	16,183	2%
Continuing Care Retirement Communities	14,316	2%	14,161	2%	13,300	2%
Other *	273,251	39%	257,868	37%	264,302	39%
Total Commercial Real Estate Loans	$709,682	100%	$702,140	100%	$679,228	100%

* “Other” consists of all other industries. None of these had concentrations greater than $15.0 million, or approximately 2% of total commercial real estate loans.

The Company’s residential real estate loan portfolio consists of the following:

●

Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid the long-term interest rate risk.

●	A limited amount of 15-year fixed rate residential real estate loans that meet certain credit guidelines.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three months ended March 31, 2015 and 2014 are presented as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(dollars in thousands)

Balance, beginning	$23,074	$21,448
Provisions charged to expense	1,710	1,094
Loans/leases charged off	(1,107)	(79)
Recoveries on loans/leases previously charged off	206	190
Balance, ending	$23,883	$22,653

The allowance was $23.9 million at March 31, 2015 compared to $23.1 million at December 31, 2014 and $22.7 million at March 31, 2014. Net charge-offs of loans/leases for the first three months of 2015 were six basis points of average loans/leases, which compares to the modest net recovery for the first three months of 2014. The allowance was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated worse than “fair quality” and carrying aggregate exposure in excess of $100 thousand. The adequacy of the allowance is monitored by the loan review staff and reported to management and the board of directors.

The Company’s levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	March 31, 2015	December 31, 2014	March 31, 2014
	(dollars in thousands)

Special Mention (Rating 6)	$39,571	$32,958	$24,586
Substandard (Rating 7)	30,522	35,715	48,317
Doubtful (Rating 8)	-	-	-
	$70,093	$68,673	$72,903

Criticized Loans **	$70,093	$68,673	$72,903
Classified Loans ***	$30,522	$35,715	$48,317

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company experienced a modest increase in criticized loans during the first three months of 2015, as compared to December 31, 2014, while classified loans decreased during this same period. Nonperforming loans/leases also decreased $3.6 million during the same period. The Company continues its strong focus on improving credit quality, including close management of criticized and classified loans as well as performing delinquent loans/leases, in an effort to limit nonperforming loans/leases.

The following table summarizes the trend in the allowance as a percentage of gross loans/leases and as a percentage of nonperforming loans/leases.

	As of
	March 31, 2015	December 31, 2014	March 31, 2014

Allowance / Gross Loans/Leases	1.44%	1.42%	1.52%
Allowance / Nonperforming Loans/Leases *	144.35%	114.78%	121.58%

*Nonperforming loan/leases consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing troubled debt restructurings.

In accordance with generally accepted accounting principles for acquisition accounting, the acquired CNB loans were recorded at market value; therefore, there was no allowance associated with CNB’s loans at acquisition.

Although management believes that the allowance at March 31, 2015 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s allowance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONPERFORMING ASSETS. The table below presents the amounts of nonperforming assets.

	As of March 31,	As of December 31,	As of March 31,	As of December 31,
	2015	2014	2014	2013
	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$14,529	$18,588	$17,653	$17,878
Accruing loans/leases past due 90 days or more	668	93	5	84
Troubled debt restructurings - accruing	1,348	1,421	974	2,523
Total nonperforming loans/leases	16,545	20,102	18,632	20,485
Other real estate owned	13,245	12,768	9,675	9,729
Other repossessed assets	326	155	252	346
Total nonperforming assets	$30,116	$33,025	$28,559	$30,560

Nonperforming loans/leases to total loans/leases	1.00%	1.23%	1.25%	1.40%
Nonperforming assets to total loans/leases plus reposessed property	1.81%	2.01%	1.90%	2.08%
Nonperforming assets to total assets	1.21%	1.31%	1.18%	1.28%
Texas ratio (3)	17.52%	20.26%	17.81%	18.43%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes troubled debt restructurings of $4.1 million at March 31, 2015, $5.0 million at December 31, 2014, $10.7 million at March 31, 2014, and $10.9 million at December 31, 2013.
(3)

Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance for Estimated Losses on Loans/Leases. Texas Ratio is a non-GAAP financial measure. Management included this ratio as this is considered by many investors and analysts to be a metric with which to analyze and evaluate asset quality. Other companies may calculate this ratio differently.

The large majority of the nonperforming assets consist of nonaccrual loans/leases, accruing TDRs, and OREO. For nonaccrual loans/leases and accruing TDRs, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate. Additionally, a portion of several of the nonaccrual loans are guaranteed by the government. At March 31, 2015, government guaranteed amounts of nonaccrual loans totaled approximately $893 thousand, or 6% of the $14.5 million of total nonaccrual loans/leases. OREO is carried at the lower of carrying amount or fair value less costs to sell.

Nonperforming assets at March 31, 2015 were $30.1 million, which were down $2.9 million from December 31, 2014, and up $1.6 million from March 31, 2014. In addition, the ratio of nonperforming assets to total assets was 1.21% at March 31, 2015, which was down from 1.31% at December 31, 2014, and up from 1.18% at March 31, 2014. During the first three months of 2015, the Company saw improvement in nonperforming assets due to the payoff or improved performance of nonaccrual loans.

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

DEPOSITS. Deposits grew $54.6 million during the first quarter of 2015, mostly in noninterest bearing demand deposits. The table below presents the composition of the Company’s deposit portfolio.

	As of
	March 31, 2015		December 31, 2014		March 31, 2014
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$582,510	34%	$511,992	31%	$579,110	35%
Interest bearing demand deposits	804,351	46%	792,052	47%	715,705	43%
Time deposits	279,660	16%	306,364	18%	297,696	18%
Brokered time deposits	67,748	4%	69,260	4%	79,382	4%
	$1,734,269	100%	$1,679,668	100%	$1,671,893	100%

The Company has been successful in growing its noninterest bearing deposit portfolio over the past several years. Quarter-end balances can fluctuate a great deal due to large customer and correspondent bank activity. Management will continue to focus on growing its noninterest bearing deposit portfolio, including its correspondent banking business at QCBT, as well as shifting the mix from brokered and other higher cost deposits to lower cost core deposits.

BORROWINGS. The subsidiary banks offer short-term repurchase agreements to some of their significant customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of
	March 31, 2015	December 31, 2014	March 31, 2014
	(dollars in thousands)
Overnight repurchase agreements with customers	$150,796	$137,252	$136,649
Federal funds purchased	32,540	131,100	28,920
	$183,336	$268,352	$165,569

As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits. FHLB advances decreased by $7.0 million, or 3%, during the first quarter of 2015.

Other borrowings consist largely of structured repos which are utilized as an alternative funding source to FHLB advances and customer deposits. The table below presents the composition of the Company’s other borrowings.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	As of
	March 31, 2015	December 31, 2014	March 31, 2014
	(dollars in thousands)
Structured repos	$130,000	$130,000	$130,000
Term note	16,450	17,625	9,600
Series A subordinated notes	2,660	2,657	2,651
	$149,110	$150,282	$142,251

In June of 2014, the Company restructured its existing term debt and borrowed an additional $10.0 million of term debt to assist with the final redemption of its Series F Non-Cumulative Perpetual Preferred Stock. The term debt is secured by common stock of the Company’s subsidiary banks and has a 4-year term with principal and interest due quarterly. Interest is calculated at the effective LIBOR rate plus 3.00% per annum (3.27% at March 31, 2015). Additionally, the Company continued to maintain its $10.0 million revolving line of credit note. At March 31, 2015, the Company had not borrowed on this revolving credit note and had the full $10.0 million line available.

It is management’s intention to continue to reduce its reliance on wholesale funding, including FHLB advances, structured repos, and brokered time deposits. Replacement of this funding with core deposits helps to reduce interest expense as the wholesale funding tends to be higher funding cost. However, the Company may choose to utilize advances to supplement funding needs, as this is a way for the Company to effectively and efficiently manage interest rate risk. The table below presents the maturity schedule including weighted average cost for the Company’s combined wholesale funding portfolio.

	March 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
Maturity:	Amount Due	at Quarter-End	Amount Due	at Year-End
Year ending December 31:	(dollar amounts in thousands)
2015	$80,806	0.99	$103,818	0.92
2016	56,642	3.18	50,642	3.51
2017	55,965	2.88	53,965	2.96
2018	61,542	3.35	60,042	3.41
2019	88,152	3.48	83,152	3.59
Thereafter	51,141	2.64	51,141	2.64
Total Wholesale Funding	$394,248	2.71	$402,760	2.66

During the first three months of 2015, wholesale funding maturing in 2015 decreased by $23.0 million. This was the result of an $8.5 million reduction in wholesale funding and $14.5 million of current year maturities replaced with FHLB advances and brokered time deposits having maturities in 2016 through 2019.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

STOCKHOLDERS’ EQUITY. The table below presents the composition of the Company’s stockholders’ equity, including the common and preferred equity components.

	As of
	March 31, 2015		December 31, 2014		March 31, 2014
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Common stock	$8,113		$8,074		$8,039
Additional paid in capital - common	62,149		61,669		60,696
Retained earnings	82,055		77,877		67,817
Accumulated other comprehensive income (loss)	285		(1,935)		(8,413)
Less: Treasury stock	(1,606)		(1,606)		(1,606)
Total common stockholders' equity	150,996	100%	144,079	100%	126,533	90%

Preferred stock	-		-		15
Additional paid in capital - preferred	-		-		14,809
Total preferred stockholders' equity	-	0%	-	0%	14,824	10%

Total stockholders' equity	$150,996	100%	$144,079	100%	$141,357	100%

Tangible common equity (TCE)* / total tangible assets (TA)	5.88%		5.52%		5.02%
TCE/TA excluding accumulated other comprehensive income (loss)	5.87%		5.60%		5.36%

*Tangible common equity is defined as total common stockholders’ equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. Management included this ratio as it is considered by many investors and analysts to be a metric with which to analyze and evaluate the equity composition. Other companies may calculate this ratio differently.

The following table presents the rollforward of stockholders’ equity for the three months ended March 31, 2015 and 2014, respectively.

	For the quarter ended March 31,
	2015	2014
	(dollars in thousands)
Beginning balance	$144,079	$147,577
Net income	4,178	3,889
Other comprehensive income, net of tax	2,221	5,231
Preferred and common cash dividends declared	-	(708)
Redemption of 15,000 shares of Series F Preferred Stock	-	(15,000)
Other *	518	368
Ending balance	$150,996	$141,357

*Includes mostly common stock issued for options exercised and the employee stock purchase plans, as well as stock-based compensation.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $127.9 million during the first quarter of 2015, $118.8 million during 2014 and $102.8 million during 2013. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, structured repos, brokered time deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its securities portfolio (both residential mortgage-backed securities and municipal securities). At March 31, 2015, the subsidiary banks had 33 lines of credit totaling $349.5 million, of which $15.0 million was secured and $334.5 million was unsecured. At March 31, 2015, the full $349.5 million was available as no lines were utilized for short-term borrowing needs at the three banks. At December 31, 2014, the subsidiary banks had 35 lines of credit totaling $351.6 million, of which $17.1 million was secured and $334.5 million was unsecured. At December 31, 2014, $237.6 million was available as $114.0 million was utilized for short-term borrowing needs at QCBT and RB&T. The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains its $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 24, 2015. At March 31 2015, the Company had not borrowed on this revolving credit note and had the full amount available.

Investing activities provided cash of $40.5 million during the first three months of 2015 and used $19.2 million for the same period of 2014. Proceeds from calls, maturities, paydowns, and sales of securities were $142.8 million for the first three months of 2015 compared to $24.1 million for the same period of 2014. Purchases of securities used cash of $124.6 million for the first three months of 2015 compared to $26.1 million for the same period of 2014. The net increase in loans/leases used cash of $25.7 million for the first three months of 2015 compared to $33.1 million for the same period of 2014.

Financing activities used cash of $38.7 million for the first three months of 2015 and provided $29.6 million for same period of 2014. Net increases in deposits totaled $54.6 million for the first three months of 2015 compared to $24.9 million for the same period of 2014. During the first three months of 2015, the Company’s short-term borrowings decreased $85.0 million.

Total cash provided by operating activities was $5.1 million for the first three months of 2015 compared to $3.2 million for the same period of 2014.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Throughout its history, the Company has secured additional capital through various resources, including the issuance of preferred stock and trust preferred securities. Trust preferred securities are reported on the Company’s balance sheet as liabilities, but currently qualify for treatment as regulatory capital.

The following table presents the details of the trust preferred securities issued and outstanding as of March 31, 2015.

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 3/31/15	Interest Rate as of 12/31/2014

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.11%	3.08%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.11%	3.08%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.05%	2.03%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	1.80%	1.78%
Community National Statutory Trust II	September 2004	3,093,000	2.17% over 3-month LIBOR	2.44%	2.42%
Community National Statutory Trust III	March 2007	3,609,000	1.75% over 3-month LIBOR	2.02%	1.99%
		$42,787,000	Weighted Average Rate	2.53%	2.50%

The Company assumed the trust preferred securities originally issued by Community National in connection with its acquisition in May 2013. As a result of acquisition accounting, the liabilities were recorded at fair value upon acquisition with the resulting discount being accreted as interest expense on a level yield basis over the expected term. The original discount totaled $2.6 million. As of March 31, 2015, the remaining discount was $2.3 million.

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

The Company (on a consolidated basis) and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following tables) of total, common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion). The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they introduced a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. Failure to maintain capital levels above Basel III minimums may lead to restrictions on dividends, share buybacks, discretionary payments on Tier 1 instruments and discretionary bonus payments. The Basel III Rules also expanded the definition of capital by establishing criteria that instruments must meet to be considered additional Tier 1 capital (Tier 1 capital in addition to common equity) and Tier 2 capital. A number of instruments that previously qualified as Tier 1 capital do not qualify, or their qualifications changed. The Basel III Rules also permit smaller banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income (“AOCI”), which excluded the affect from regulatory capital. The Company made this election in the first quarter of 2015. The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the common equity Tier 1 capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. The Company became subject to the new Basel III Rules on January 1, 2015. Management believes that its current capital structure and the execution of its existing capital plan will be sufficient to continue to meet the revised regulatory capital ratios as required by the new Basel III Rules.

The Company and the subsidiary banks’ actual capital amounts and ratios as of March 31, 2015 and December 31, 2014 are presented in the following tables (dollars in thousands), along with the regulatory minimums. As of March 31, 2015 and December 31, 2014, the Company and subsidiary banks met the requirements to be “well capitalized”, and as of March 31, 2015, the Company and subsidiary banks met the new Basel III minimum ratio requirements.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

						To Be Well
						Capitalized Under			New
			For Capital			Prompt Corrective			Basel III
	Actual		Adequacy Purposes			Action Provisions			Minimums*
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of March 31, 2015:
Company:
Total risk-based capital	$204,139	10.30%	$158,485	>	8.0%	$198,106	>	10.0%	$158,485	>	8.0%
Tier 1 risk-based capital	178,376	9.00%	118,863	>	6.0	158,485	>	8.0	118,863	>	6.0
Tier 1 leverage	178,376	7.14%	99,968	>	4.0	124,960	>	5.0	99,968	>	4.0
Common equity Tier 1	143,406	7.24%	89,148	>	4.5	128,769	>	6.5	89,148	>	4.5
Quad City Bank & Trust:
Total risk-based capital	$107,200	11.01%	$77,874	>	8.0%	$97,343	>	10.0%	$77,874	>	8.0%
Tier 1 risk-based capital	95,760	9.84%	58,406	>	6.0	77,874	>	8.0	58,406	>	6.0
Tier 1 leverage	95,760	7.24%	52,909	>	4.0	66,136	>	5.0	52,909	>	4.0
Common equity Tier 1	95,760	9.84%	43,804	>	4.5	63,273	>	6.5	43,804	>	4.5
Cedar Rapids Bank & Trust:
Total risk-based capital	$79,553	11.21%	$56,762	>	8.0%	$70,953	>	10.0%	$56,762	>	8.0%
Tier 1 risk-based capital	71,088	10.02%	42,572	>	6.0	56,762	>	8.0	42,572	>	6.0
Tier 1 leverage	71,088	8.36%	34,007	>	4.0	42,509	>	5.0	34,007	>	4.0
Common equity Tier 1	71,088	10.02%	31,929	>	4.5	46,119	>	6.5	31,929	>	4.5
Rockford Bank & Trust:
Total risk-based capital	$36,624	11.94%	$24,549	>	8.0%	$30,686	>	10.0%	$24,549	>	8.0%
Tier 1 risk-based capital	32,790	10.69%	18,412	>	6.0	24,549	>	8.0	18,412	>	6.0
Tier 1 leverage	32,790	9.38%	13,989	>	4.0	17,486	>	5.0	13,989	>	4.0
Common equity Tier 1	32,790	10.69%	13,809	>	4.5	19,946	>	6.5	13,809	>	4.5

*The minimums under Basel III phase-in higher by .625% (the capital conservation buffer) annually until 2019. The fully phased-in mimimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), 6.5% (Tier 1 leverage) and 7.0% (Common equity Tier 1).

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2014:
Company:
Total risk-based capital	$204,376	10.91%	$149,876	>	8.0%	N/A	N/A
Tier 1 risk-based capital	178,364	9.52%	74,938	>	4.0%	N/A	N/A
Tier 1 leverage	178,364	7.62%	93,658	>	4.0%	N/A	N/A
Quad City Bank & Trust:
Total risk-based capital	$104,869	11.26%	$74,495	>	8.0%	$93,119	>	10.00%
Tier 1 risk-based capital	93,785	10.07%	37,248	>	4.0	55,872	>	6.00%
Tier 1 leverage	93,785	7.10%	52,817	>	4.0	66,021	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$76,662	11.54%	$53,126	>	8.0%	$66,407	>	10.00%
Tier 1 risk-based capital	68,772	10.36%	26,563	>	4.0	39,844	>	6.00%
Tier 1 leverage	68,772	8.21%	33,525	>	4.0	41,906	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$35,906	12.56%	$22,875	>	8.0%	$28,594	>	10.00%
Tier 1 risk-based capital	32,325	11.30%	11,438	>	4.0	17,156	>	6.00%
Tier 1 leverage	32,325	9.16%	14,112	>	4.0	17,640	>	5.00%

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

In an attempt to manage the Company’s exposure to changes in interest rates, management monitors the Company’s interest rate risk. Each subsidiary bank has an asset/liability management committee of the board of directors that meets quarterly to review the bank’s interest rate risk position and profitability, and to make or recommend adjustments for consideration by the full board of each bank. Internal asset/liability management teams consisting of members of the subsidiary banks’ management meet weekly to manage the mix of assets and liabilities to maximize earnings and liquidity and minimize interest rate and other risks. Management also reviews the subsidiary banks’ securities portfolios, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the board's objectives in an effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of December 31, 2014	As of March 31, 2014	As of December 31, 2013

100 basis point downward shift	-10.0%	-1.7%	-1.0%	-1.0%
200 basis point upward shift	-10.0%	-5.0%	-4.6%	-4.8%
300 basis point upward shock	-25.0%	-11.9%	-11.4%	-11.0%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at December 31, 2014 (the most recent quarter available) were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company’s 2014 Annual Report on Form 10-K. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and March 31, 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	May 4, 2015	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

/s/ Todd A. Gipple
Date	May 4, 2015	Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer

Date	May 4, 2015	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin, Vice President
Controller
Principal Accounting Officer