Form 10-Q
period 2015-06-30
QCR HOLDINGS INC
filed 2015-08-07
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [    ]          No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 3, 2015, the Registrant had outstanding 11,707,040 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

		Results of Operations	53
		Interest Income	53
		Interest Expense	53
		Provision for Loan/Lease Losses	54
		Noninterest Income	55
		Noninterest Expense	58
		Income Taxes	60
		Financial Condition	60
		Investment Securities	61
		Loans/Leases	62
		Allowance for Estimated Losses on Loans/Leases	64
		Nonperforming Assets	66
		Deposits	67
		Borrowings	67
		Stockholders' Equity	68
		Liquidity and Capital Resources	68
		Special Note Concerning Forward-Looking Statements	71

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	72

	Item 4	Controls and Procedures	75

Part II	OTHER INFORMATION

	Item 1	Legal Proceedings	76

	Item 1A	Risk Factors	76

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	76

	Item 3	Defaults upon Senior Securities	77

	Item 4	Mine Safety Disclosures	77

	Item 5	Other Information	77

	Item 6	Exhibits	78

Signatures			79

Throughout the Notes to the Consolidated Financial Statements and Management's Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations as defined in Note 1 ("Basis of Presentation") that begins on page 10.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 30, 2015 and December 31, 2014

	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$39,994,818	$38,235,019
Federal funds sold	22,555,000	46,780,000
Interest-bearing deposits at financial institutions	47,682,823	35,334,682

Securities held to maturity, at amortized cost	225,138,234	199,879,574
Securities available for sale, at fair value	367,229,783	451,659,630
Total securities	592,368,017	651,539,204

Loans receivable held for sale	1,548,200	553,000
Loans/leases receivable held for investment	1,713,835,998	1,629,450,070
Gross loans/leases receivable	1,715,384,198	1,630,003,070
Less allowance for estimated losses on loans/leases	(26,146,000)	(23,074,365)
Net loans/leases receivable	1,689,238,198	1,606,928,705

Premises and equipment, net	38,428,729	36,021,128
Bank-owned life insurance	54,635,439	53,723,548
Restricted investment securities	13,466,525	15,559,575
Other real estate owned, net	11,952,024	12,767,636
Goodwill	3,222,688	3,222,688
Core deposit intangible	1,571,165	1,670,921
Other assets	27,853,420	23,174,994
Total assets	$2,542,968,846	$2,524,958,100

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$633,370,191	$511,991,864
Interest-bearing	1,203,396,879	1,167,676,149
Total deposits	1,836,767,070	1,679,668,013

Short-term borrowings	168,574,852	268,351,670
Federal Home Loan Bank advances	132,500,000	203,500,000
Other borrowings	115,000,000	150,282,492
Junior subordinated debentures	40,492,319	40,423,735
Other liabilities	37,937,188	38,653,681
Total liabilities	2,331,271,429	2,380,879,591

STOCKHOLDERS' EQUITY
Common stock, $1 par value; shares authorized 20,000,000	11,819,824	8,074,443
June 2015 - 11,819,824 shares issued and 11,698,578 outstanding
December 2014 - 8,074,443 shares issued and 7,953,197 outstanding
Additional paid-in capital	122,511,186	61,668,968
Retained earnings	81,066,189	77,876,824
Accumulated other comprehensive loss:
Securities available for sale	(1,518,961)	(1,535,849)
Interest rate cap derivatives	(574,311)	(399,367)
Less treasury stock, June 2015 and December 2014 - 121,246 common shares, at cost	(1,606,510)	(1,606,510)
Total stockholders' equity	211,697,417	144,078,509
Total liabilities and stockholders' equity	$2,542,968,846	$2,524,958,100

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

Three Months Ended June 30,

	2015	2014
Interest and dividend income:
Loans/leases, including fees	$18,245,724	$16,868,806
Securities:
Taxable	1,735,495	2,573,649
Nontaxable	1,890,320	1,448,415
Interest-bearing deposits at financial institutions	64,665	71,243
Restricted investment securities	108,161	139,570
Federal funds sold	6,247	3,693
Total interest and dividend income	22,050,612	21,105,376
Interest expense:
Deposits	1,083,487	1,101,615
Short-term borrowings	53,244	60,811
Federal Home Loan Bank advances	1,001,646	1,495,980
Other borrowings	1,108,442	1,174,594
Junior subordinated debentures	312,957	307,033
Total interest expense	3,559,776	4,140,033
Net interest income	18,490,836	16,965,343
Provision for loan/lease losses	2,348,665	1,001,879
Net interest income after provision for loan/lease losses	16,142,171	15,963,464
Noninterest income:
Trust department fees	1,511,176	1,444,414
Investment advisory and management fees	758,433	710,858
Deposit service fees	1,100,866	1,091,923
Gains on sales of residential real estate loans	95,535	132,971
Gains on sales of government guaranteed portions of loans	69,346	508,168
Securities gains, net	-	571
Earnings on bank-owned life insurance	433,152	388,672
Swap fee income	393,723	-
Debit card fees	255,000	280,800
Correspondent banking fees	285,379	218,504
Participation service fees on commercial loan participations	223,827	208,005
Gains (losses) on other real estate owned, net	98,876	(126,657)
Other	426,293	485,984
Total noninterest income	5,651,606	5,344,213
Noninterest expense:
Salaries and employee benefits	11,091,952	9,922,191
Occupancy and equipment expense	1,865,552	1,838,971
Professional and data processing fees	1,470,695	1,403,915
FDIC and other insurance	730,563	695,365
Loan/lease expense	368,274	377,492
Advertising and marketing	489,504	501,548
Postage and telephone	214,142	258,121
Stationery and supplies	136,808	145,635
Bank service charges	358,996	324,397
Losses on debt extinguishment	6,894,185	-
Other	671,335	638,894
Total noninterest expense	24,292,006	16,106,529
Net income (loss) before income taxes	(2,498,229)	5,201,148
Federal and state income tax expense (benefit)	(1,974,411)	1,193,312
Net income (loss)	$(523,818)	$4,007,836
Less: Preferred stock dividends	-	373,869
Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$(523,818)	$3,633,967
Earnings (loss) per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$(0.05)	$0.46
Diluted	$(0.05)	$0.45
Weighted average common shares outstanding	9,946,744	7,924,624
Weighted average common and common equivalent shares outstanding	9,946,744	8,050,514
Cash dividends declared per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Six Months Ended June 30,

	2015	2014
Interest and dividend income:
Loans/leases, including fees	$36,250,243	$33,644,396
Securities:
Taxable	3,678,260	5,156,443
Nontaxable	3,620,888	2,902,471
Interest-bearing deposits at financial institutions	141,719	161,770
Restricted investment securities	250,479	268,495
Federal funds sold	10,753	7,012
Total interest and dividend income	43,952,342	42,140,587
Interest expense:
Deposits	2,155,932	2,203,208
Short-term borrowings	117,269	112,507
Federal Home Loan Bank advances	2,445,361	3,051,956
Other borrowings	2,340,328	2,346,125
Junior subordinated debentures	620,399	612,207
Total interest expense	7,679,289	8,326,003
Net interest income	36,273,053	33,814,584
Provision for loan/lease losses	4,059,121	2,096,041
Net interest income after provision for loan/lease losses	32,213,932	31,718,543
Noninterest income:
Trust department fees	3,144,571	2,944,756
Investment advisory and management fees	1,468,476	1,359,850
Deposit service fees	2,217,849	2,137,808
Gains on sales of residential real estate loans	181,675	196,458
Gains on sales of government guaranteed portions of loans	140,319	702,187
Securities gains, net	416,933	21,196
Earnings on bank-owned life insurance	911,891	842,836
Swap fee income	1,119,930	62,000
Debit card fees	493,000	511,405
Correspondent banking fees	605,000	450,647
Participation service fees on commercial loan participations	445,776	414,201
Gains (losses) on other real estate owned, net	69,923	(144,705)
Other	686,204	592,415
Total noninterest income	11,901,547	10,091,054
Noninterest expense:
Salaries and employee benefits	22,126,404	19,940,109
Occupancy and equipment expense	3,659,723	3,733,259
Professional and data processing fees	2,941,212	2,988,321
FDIC and other insurance	1,449,620	1,410,115
Loan/lease expense	834,887	723,128
Advertising and marketing	907,741	839,135
Postage and telephone	463,098	548,796
Stationery and supplies	279,363	297,386
Bank service charges	696,454	622,429
Losses on debt extinguishment	6,894,185	-
Other	1,271,643	1,144,271
Total noninterest expense	41,524,330	32,246,949
Net income before income taxes	2,591,149	9,562,648
Federal and state income tax expense (benefit)	(1,062,922)	1,665,597
Net income	$3,654,071	$7,897,051
Less: Preferred stock dividends	-	1,081,877
Net income attributable to QCR Holdings, Inc. common stockholders	$3,654,071	$6,815,174
Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.41	$0.86
Diluted	$0.40	$0.85
Weighted average common shares outstanding	8,961,327	7,912,830
Weighted average common and common equivalent shares outstanding	9,098,697	8,040,279
Cash dividends declared per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,
	2015	2014
Net income (loss)	$(523,818)	$4,007,836

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(3,954,857)	7,656,064
Less reclassification adjustment for gains included in net income before tax	-	571
	(3,954,857)	7,655,493
Unrealized gains (losses) on interest rate cap derivatives:
Unrealized holding gains (losses) arising during the period before tax	119,433	(251,149)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	9,561	-
	109,872	(251,149)

Other comprehensive income (loss), before tax	(3,844,985)	7,404,344
Tax expense (benefit)	(1,466,064)	2,928,330
Other comprehensive income (loss), net of tax	(2,378,921)	4,476,014

Comprehensive income (loss) attributable to QCR Holdings, Inc.	$(2,902,739)	$8,483,850

	Six Months Ended June 30,
	2015	2014
Net income	$3,654,071	$7,897,051

Other comprehensive income (loss):

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	443,347	16,146,238
Less reclassification adjustment for gains included in net income before tax	416,933	21,196
	26,414	16,125,042
Unrealized losses on interest rate cap derivatives:
Unrealized holding losses arising during the period before tax	(252,950)	(251,149)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	10,463	-
	(263,413)	(251,149)

Other comprehensive income (loss), before tax	(236,999)	15,873,893
Tax expense (benefit)	(78,943)	6,167,095
Other comprehensive income (loss), net of tax	(158,056)	9,706,798

Comprehensive income attributable to QCR Holdings, Inc.	$3,496,015	$17,603,849

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Six Months Ended June 30, 2015 and 2014

	Preferred Stock	Common Stock	Addiontional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2014	$-	$8,074,443	$61,668,968	$77,876,824	$(1,935,216)	$(1,606,510)	$144,078,509
Net income	-	-	-	4,177,889	-	-	4,177,889
Other comprehensive income, net of tax	-	-	-	-	2,220,865	-	2,220,865
Proceeds from issuance of 5,679 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	5,679	82,641	-	-	-	88,320
Proceeds from issuance of 9,688 shares of common stock as a result of stock options exercised	-	9,688	94,728	-	-	-	104,416
Stock compensation expense	-	-	367,775				367,775
Tax benefit of nonqualified stock options exercised	-	-	15,651	-	-	-	15,651
Restricted stock awards	-	26,502	(26,502)	-	-	-	-
Exchange of 3,272 shares of common stock in connection with restricted stock vested, net	-	(3,272)	(54,188)	-	-	-	(57,460)
Balance March 31, 2015	$-	$8,113,040	$62,149,073	$82,054,713	$285,649	$(1,606,510)	$150,995,965
Net income (loss)	-	-	-	(523,818)	-	-	(523,818)
Other comprehensive income (loss), net of tax	-	-	-	-	(2,378,921)	-	(2,378,921)
Common cash dividends declared, $0.04 per share	-	-	-	(464,706)	-	-	(464,706)
Proceeds from issuance of 3,680,000 shares of common stock, net of issuance costs	-	3,680,000	59,804,123	-	-	-	63,484,123
Proceeds from issuance of 8,558 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	8,558	128,927	-	-	-	137,485
Proceeds from issuance of 17,240 shares of common stock as a result of stock options exercised	-	17,240	238,717	-	-	-	255,957
Tax benefit of nonqualified stock options exercised	-	-	15,827	-	-	-	15,827
Exchange of 630 shares of common stock in connection with stock options exercised	-	(630)	(10,616)	-	-	-	(11,246)
Stock compensation expense	-	-	186,751	-	-	-	186,751
Restricted stock awards	-	1,616	(1,616)	-	-	-	-
Balance June 30, 2015	$-	$11,819,824	$122,511,186	$81,066,189	$(2,093,272)	$(1,606,510)	$211,697,417

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2013	$29,867	$8,005,708	$90,154,528	$64,637,173	$(13,643,986)	$(1,606,510)	$147,576,780
Net income	-	-	-	3,889,215	-	-	3,889,215
Other comprehensive income, net of tax	-	-	-	-	5,230,784	-	5,230,784
Preferred cash dividends declared	-	-	-	(708,008)	-	-	(708,008)
Redemption of 15,000 shares of Series F Noncumulative Perpetual Preferred Stock	(15,000)	-	(14,985,000)	-	-	-	(15,000,000)
Proceeds from issuance of 6,189 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	6,189	78,256	-	-	-	84,445
Proceeds from issuance of 9,814 shares of common stock as a result of stock options exercised	-	9,814	85,582	-	-	-	95,396
Stock compensation expense	-	-	347,752				347,752
Tax benefit of nonqualified stock options exercised	-	-	18,647	-	-	-	18,647
Restricted stock awards	-	27,197	(27,197)	-	-	-	-
Exchange of 10,300 shares of common stock in connection with restricted stock vested, net	-	(10,300)	(167,684)	-	-	-	(177,984)
Balance March 31, 2014	$14,867	$8,038,608	$75,504,884	$67,818,380	$(8,413,202)	$(1,606,510)	$141,357,027
Net income	-	-	-	4,007,836	-	-	4,007,836
Other comprehensive income, net of tax	-	-	-	-	4,476,014	-	4,476,014
Common cash dividends declared, $0.04 per share	-	-	-	(315,053)	-	-	(315,053)
Preferred cash dividends declared	-	-	-	(373,869)	-	-	(373,869)
Redemption of 14,867 shares of Series F Noncumulative Perpetual Preferred Stock	(14,867)	-	(14,809,055)	-	-	-	(14,823,922)
Proceeds from issuance of 8,361 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	8,361	119,797	-	-	-	128,158
Proceeds from issuance of 630 shares of common stock as a result of stock options exercised	-	630	5,159	-	-	-	5,789
Stock compensation expense	-	-	179,265				179,265
Tax benefit of nonqualified stock options exercised	-	-	1,284	-	-	-	1,284
Restricted stock awards	-	2,290	(2,290)	-	-	-	-
Balance June 30, 2014	$-	$8,049,889	$60,999,044	$71,137,294	$(3,937,188)	$(1,606,510)	$134,642,529

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,654,071	$7,897,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,520,380	1,390,389
Provision for loan/lease losses	4,059,121	2,096,041
Stock-based compensation expense	554,526	527,017
Deferred compensation expense accrued	767,292	684,984
Losses (gains) on other real estate owned, net	(69,923)	144,705
Amortization of premiums on securities, net	485,085	1,002,893
Securities gains, net	(416,933)	(21,196)
Loans originated for sale	(15,205,967)	(22,215,215)
Proceeds on sales of loans	14,532,761	23,169,975
Gains on sales of residential real estate loans	(181,675)	(196,458)
Gains on sales of government guaranteed portions of loans	(140,319)	(702,187)
Losses on debt extinguishment	6,894,185	-
Amortization of core deposit intangible	99,756	99,756
Accretion of acquisition fair value adjustments, net	(267,414)	(304,876)
Increase in cash value of bank-owned life insurance	(911,891)	(842,836)
Increase in other assets	(4,862,896)	(1,622,537)
Decrease in other liabilities	(1,658,735)	(3,791,845)
Net cash provided by operating activities	$8,851,424	$7,315,661

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	24,225,000	18,945,000
Net increase in interest-bearing deposits at financial institutions	(12,348,141)	(3,741,132)
Proceeds from sales of other real estate owned	1,723,317	771,902
Purchase of derivative instruments	-	(2,071,650)
Activity in securities portfolio:
Purchases	(181,272,218)	(36,089,884)
Calls, maturities and redemptions	177,366,721	27,756,298
Paydowns	8,003,250	12,563,485
Sales	54,966,923	25,877,578
Activity in restricted investment securities:
Purchases	(1,338,650)	(839,500)
Redemptions	3,431,700	1,520,000
Net increase in loans/leases originated and held for investment	(85,814,353)	(91,280,287)
Purchase of premises and equipment	(3,927,981)	(1,197,014)
Net cash used in investing activities	$(14,984,432)	$(47,785,204)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	157,102,985	30,392,132
Net increase (decrease) in short-term borrowings	(99,776,818)	55,028,887
Activity in Federal Home Loan Bank advances:
Term advances	5,000,000	-
Calls and maturities	(22,000,000)	(20,350,000)
Net change in short-term and overnight advances	21,500,000	11,900,000
Prepayments	(81,192,185)	-
Activity in other borrowings:
Proceeds from other borrowings	-	10,000,000
Calls, maturities and scheduled principal payments	(7,350,000)	-
Prepayments	(29,177,000)	(1,000,000)
Payment of cash dividends on common and preferred stock	(315,954)	(1,649,555)
Net proceeds from common stock offering, 3,680,000 shares issued	63,484,123	-
Redemption of 15,000 shares of Series F Noncumulative Perpetual Preferred Stock, net	-	(15,000,000)
Redemption of 14,867 shares of Series F Noncumulative Perpetual Preferred Stock, net	-	(14,823,922)
Proceeds from issuance of common stock, net	617,656	313,788
Net cash provided by financing activities	$7,892,807	$54,811,330
Net increase in cash and due from banks	1,759,799	14,341,787
Cash and due from banks, beginning	38,235,019	41,950,790
Cash and due from banks, ending	$39,994,818	$56,292,577

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Six Months Ended June 30, 2015 and 2014

	2015	2014
Supplemental disclosure of cash flow information, cash payments for:
Interest	$7,903,945	$8,376,272
Income/franchise taxes	$1,940,275	$3,057,500

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale and derivative instruments, net	$(158,056)	$9,706,798
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	$(68,706)	$(177,984)
Transfers of loans to other real estate owned	$837,782	$2,138,768

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2015

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim period ended June 30, 2015, are not necessarily indicative of the results expected for the year ending December 31, 2015.

The acronyms and abbreviations identified below are used in the Notes to the Consolidated Financial Statements as well as in Management’s Discussion & Analysis of Financial Condition & Results of Operations. It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	m2: m2 Lease Funds, LLC
AOCI: Accumulated other comprehensive income	NPA: Nonperforming asset
ASU: Accounting Standards Update	NPL: Nonperforming loan
BOLI: Bank-owned life insurance	OREO: Other real estate owned
Community National: Community National Bancorporation	OTTI: Other-than-temporary impairment
CRBT: Cedar Rapids Bank & Trust Company	Provision: Provision for loan/lease losses
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	QCBT: Quad City Bank & Trust Company
Consumer Protection Act	RB&T: Rockford Bank & Trust Company
EPS: Earnings per share	SBA: U.S. Small Business Administration
Exchange Act: Securities Exchange Act of 1934, as amended	SEC: Securities and Exchange Commission
FASB: Financial Accounting Standards Board	TA: Tangible assets
FDIC: Federal Deposit Insurance Corporation	TCE: Tangible common equity
FHA: Federal Housing Authority	TDRs: Troubled debt restructurings
FHLB: Federal Home Loan Bank	USDA: U.S. Department of Agriculture
HUD: U.S. Department of Housing and Urban Development	VA: U.S. Department of Veteran's Affairs

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include three commercial banks: QCBT, CRBT, and RB&T. All are state-chartered commercial banks. The Company also engages in direct financing lease contracts through m2 Lease Funds, a wholly-owned subsidiary of QCBT. All material intercompany transactions and balances have been eliminated in consolidation.

Recent accounting developments: In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally effective for the Company on January 1, 2017, however, FASB recently voted to defer the effective date in order to provide additional time for both public and private entities to evaluate the impact. ASU 2014-09 will now be effective for the Company on January 1, 2018 and it is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of June 30, 2015 and December 31, 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
June 30, 2015
Securities held to maturity:
Municipal securities	$224,088,234	$1,576,216	$(3,173,269)	$222,491,181
Other securities	1,050,000	-	-	1,050,000
	$225,138,234	$1,576,216	$(3,173,269)	$223,541,181

Securities available for sale:
U.S. govt. sponsored agency securities	$260,141,312	$222,875	$(3,920,526)	$256,443,661
Residential mortgage-backed and related securities	81,029,967	893,687	(1,079,832)	80,843,822
Municipal securities	27,150,148	855,670	(102,115)	27,903,703
Other securities	1,389,291	654,319	(5,013)	2,038,597
	$369,710,718	$2,626,551	$(5,107,486)	$367,229,783

December 31, 2014:
Securities held to maturity:
Municipal securities	$198,829,574	$2,420,298	$(1,186,076)	$200,063,796
Other securities	1,050,000	-	-	1,050,000
	$199,879,574	$2,420,298	$(1,186,076)	$201,113,796

Securities available for sale:
U.S. govt. sponsored agency securities	$312,959,760	$173,685	$(5,263,873)	$307,869,572
Residential mortgage-backed and related securities	110,455,925	1,508,331	(541,032)	111,423,224
Municipal securities	29,408,740	1,053,713	(62,472)	30,399,981
Other securities	1,342,554	625,145	(846)	1,966,853
	$454,166,979	$3,360,874	$(5,868,223)	$451,659,630

The Company’s held to maturity municipal securities consist largely of private issues of municipal debt. The large majority of the municipalities are located within the Midwest. The municipal debt investments are underwritten using specific guidelines with ongoing monitoring.

The Company’s residential mortgage-backed and related securities portfolio consists entirely of government sponsored or government guaranteed securities. The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2015 and December 31, 2014, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2015:
Securities held to maturity:
Municipal securities	$76,375,019	$(2,218,961)	$34,698,604	$(954,308)	$111,073,623	$(3,173,269)

Securities available for sale:
U.S. govt. sponsored agency securities	$138,963,817	$(1,920,958)	$87,910,053	$(1,999,568)	$226,873,870	$(3,920,526)
Residential mortgage-backed and related securities	31,047,920	(413,983)	21,312,400	(665,849)	52,360,320	(1,079,832)
Municipal securities	4,417,658	(49,532)	1,322,180	(52,583)	5,739,838	(102,115)
Other securities	239,415	(5,013)	-	-	239,415	(5,013)
	$174,668,810	$(2,389,486)	$110,544,633	$(2,718,000)	$285,213,443	$(5,107,486)

December 31, 2014:
Securities held to maturity:
Municipal securities	$20,419,052	$(587,992)	$38,779,545	$(598,084)	$59,198,597	$(1,186,076)

Securities available for sale:
U.S. govt. sponsored agency securities	$23,970,085	$(102,695)	$255,743,056	$(5,161,178)	$279,713,141	$(5,263,873)
Residential mortgage-backed and related securities	10,710,671	(10,139)	37,570,774	(530,893)	48,281,445	(541,032)
Municipal securities	920,935	(1,773)	4,425,337	(60,699)	5,346,272	(62,472)
Other securities	243,004	(846)	-	-	243,004	(846)
	$35,844,695	$(115,453)	$297,739,167	$(5,752,770)	$333,583,862	$(5,868,223)

At June 30, 2015, the investment portfolio included 479 securities. Of this number, 223 securities were in an unrealized loss position. The aggregate losses of these securities totaled less than 1.5% of the total amortized cost of the portfolio. Of these 223 securities, 61 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At June 30, 2015 and December 31, 2014, equity securities represented less than 1% of the total portfolio.

The Company did not recognize other-than-temporary impairment on any debt or equity securities for the three or six months ended June 30, 2015 and 2014.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities for the three and six months ended June 30, 2015 and 2014, respectively, were from securities identified as available for sale. Information on proceeds received, as well as pre-tax gross gains and losses from sales on those securities are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Proceeds from sales of securities	$-	$18,856,953	$54,966,923	$25,877,578
Pre-tax gross gains from sales of securities	-	571	569,551	21,196
Pre-tax gross losses from sales of securities	-	-	(152,618)	-

The amortized cost and fair value of securities as of June 30, 2015 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table. “Other securities” available for sale are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$4,400,190	$4,406,723
Due after one year through five years	16,813,102	16,900,556
Due after five years	203,924,942	202,233,902
	$225,138,234	$223,541,181

Securities available for sale:
Due in one year or less	$1,642,213	$1,648,864
Due after one year through five years	117,746,437	117,089,821
Due after five years	167,902,810	165,608,679
	$287,291,460	$284,347,364
Residential mortgage-backed and related securities	81,029,967	80,843,822
Other securities	1,389,291	2,038,597
	$369,710,718	$367,229,783

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value
Securities held to maturity:
Municipal securities	$126,157,613	$125,222,912

Securities available for sale:
U.S. govt. sponsored agency securities	171,504,664	168,429,493
Municipal securities	16,797,862	17,134,333
	$188,302,526	$185,563,826

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of June 30, 2015, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 78 issuers with fair values totaling $57.3 million and revenue bonds issued by 81 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $193.1 million. The Company held investments in general obligation bonds in 18 states, including three states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in eight states, including four states in which the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuer’s state:

June 30, 2015:

U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	16	$19,725,988	$19,629,187	$1,226,824
Missouri	12	7,903,655	7,859,378	654,948
Illinois	9	11,888,959	12,168,493	1,352,055
Other	41	17,471,122	17,642,717	430,310
Total general obligation bonds	78	$56,989,724	$57,299,775	$734,613

December 31, 2014:

U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	14	$20,156,969	$20,446,655	$1,460,475
Missouri	11	8,424,928	8,426,047	766,004
Illinois	10	22,447,799	22,784,638	2,278,464
Other	42	16,838,719	17,110,831	407,401
Total general obligation bonds	77	$67,868,415	$68,768,171	$893,093

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuer’s state:

June 30, 2015:

U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	25	$72,138,865	$72,156,897	$2,886,276
Missouri	34	66,832,018	66,174,793	1,946,317
Indiana	15	35,440,200	35,161,046	2,344,070
Kansas	3	11,944,312	11,596,325	3,865,442
Other	4	7,893,263	8,006,048	2,001,512
Total revenue bonds	81	$194,248,658	$193,095,109	$2,383,890

December 31, 2014:

U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	20	$59,417,246	$60,402,941	$3,020,147
Missouri	30	62,358,276	62,584,516	2,086,151
Indiana	8	17,991,200	17,925,721	2,240,715
Kansas	2	12,307,866	12,332,528	6,166,264
Other	4	8,295,311	8,449,900	2,112,475
Total revenue bonds	64	$160,369,899	$161,695,606	$2,526,494

Both general obligation and revenue bonds are diversified across many issuers. As of June 30, 2015 and December 31, 2014, the Company did not hold general obligation or revenue bonds of any single issuer, the aggregate book or market value of which exceeded 5% and 10%, respectively, of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company’s municipal securities are owned by each of the three charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually and as of June 30, 2015, all were well-within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of total risk-based capital.

As of June 30, 2015, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credits ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of June 30, 2015 and December 31, 2014 is presented as follows:

	As of June 30,	As of December 31,
	2015	2014

Commercial and industrial loans	$606,825,793	$523,927,140
Commercial real estate loans
Owner-occupied commercial real estate	256,919,047	260,069,080
Commercial construction, land development, and other land	44,706,637	68,118,989
Other non owner-occupied commercial real estate	394,496,695	373,952,353
	696,122,379	702,140,422

Direct financing leases *	170,798,682	166,032,416
Residential real estate loans **	161,985,249	158,632,492
Installment and other consumer loans	72,447,887	72,606,480
	1,708,179,990	1,623,338,950
Plus deferred loan/lease origination costs, net of fees	7,204,208	6,664,120
	1,715,384,198	1,630,003,070
Less allowance for estimated losses on loans/leases	(26,146,000)	(23,074,365)
	$1,689,238,198	$1,606,928,705

* Direct financing leases:
Net minimum lease payments to be received	$192,953,276	$188,181,432
Estimated unguaranteed residual values of leased assets	1,314,459	1,488,342
Unearned lease/residual income	(23,469,053)	(23,637,358)
	170,798,682	166,032,416
Plus deferred lease origination costs, net of fees	6,738,128	6,639,244
	177,536,810	172,671,660
Less allowance for estimated losses on leases	(3,352,303)	(3,442,915)
	$174,184,507	$169,228,745

*Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors and management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three or six months ended June 30, 2015 and 2014.

**Includes residential real estate loans held for sale totaling $1,548,200 and $553,000 as of June 30, 2015, and December 31, 2014, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The aging of the loan/lease portfolio by classes of loans/leases as of June 30, 2015 and December 31, 2014 is presented as follows:

	As of June 30, 2015
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$599,328,696	$1,719,643	$85,926	$15,775	$5,675,753	$606,825,793
Commercial Real Estate
Owner-Occupied Commercial Real Estate	256,089,271	117,244	263,007	-	449,525	256,919,047
Commercial Construction, Land Development, and Other Land	43,480,693	-	912,686	-	313,258	44,706,637
Other Non Owner-Occupied Commercial Real Estate	390,294,885	222,062	-	-	3,979,748	394,496,695
Direct Financing Leases	168,508,788	1,057,914	300,368	-	931,612	170,798,682
Residential Real Estate	160,158,002	47,053	359,936	-	1,420,258	161,985,249
Installment and Other Consumer	71,263,200	368,129	14,634	29,708	772,216	72,447,887
	$1,689,123,535	$3,532,045	$1,936,557	$45,483	$13,542,370	$1,708,179,990

As a percentage of total loan/lease portfolio	98.89%	0.21%	0.11%	0.00%	0.79%	100.00%

	As of December 31, 2014
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$515,616,752	$323,145	$-	$822	$7,986,421	$523,927,140
Commercial Real Estate
Owner-Occupied Commercial Real Estate	259,166,743	239,771	-	-	662,566	260,069,080
Commercial Construction, Land Development, and Other Land	67,021,157	729,983	111,837	-	256,012	68,118,989
Other Non Owner-Occupied Commercial Real Estate	360,970,551	3,448,902	2,840,862	60,000	6,632,038	373,952,353
Direct Financing Leases	164,059,914	573,575	293,212	-	1,105,715	166,032,416
Residential Real Estate	154,303,644	2,528,287	475,343	25,673	1,299,545	158,632,492
Installment and Other Consumer	71,534,329	172,872	246,882	6,916	645,481	72,606,480
	$1,592,673,090	$8,016,535	$3,968,136	$93,411	$18,587,778	$1,623,338,950

As a percentage of total loan/lease portfolio	98.11%	0.49%	0.24%	0.01%	1.15%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NPLs by classes of loans/leases as of June 30, 2015 and December 31, 2014 are presented as follows:

	As of June 30, 2015
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$15,775	$5,675,753	$175,024	$5,866,552	39.49%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	449,525	-	449,525	3.03%
Commercial Construction, Land Development, and Other Land	-	313,258	-	313,258	2.11%
Other Non Owner-Occupied Commercial Real Estate	-	3,979,748	-	3,979,748	26.79%
Direct Financing Leases	-	931,612	219,381	1,150,993	7.75%
Residential Real Estate	-	1,420,258	410,484	1,830,742	12.32%
Installment and Other Consumer	29,708	772,216	461,176	1,263,100	8.50%
	$45,483	$13,542,370	$1,266,065	$14,853,918	100.00%

*Nonaccrual loans/leases includes $3,923,158 of TDRs, including $1,360,265 in commercial and industrial loans, $2,009,695 in commercial real estate loans, $52,245 in direct financing leases, $497,344 in residential real estate loans, and $3,609 in installment loans.

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

**Nonaccrual loans/leases includes $5,013,041 of TDRs, including $1,227,537 in commercial and industrial loans, $3,214,468 in commercial real estate loans, $61,144 in direct financing leases, $506,283 in residential real estate loans, and $3,609 in installment loans.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance by portfolio segment for the three and six months ended June 30, 2015 and 2014, respectively, are presented as follows:

	Three Months Ended June 30, 2015

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$9,093,650	$8,838,204	$3,310,973	$1,597,754	$1,042,693	$23,883,274
Provisions charged to expense	604,731	1,081,753	473,982	122,381	65,818	2,348,665
Loans/leases charged off	(45,337)	-	(465,098)	-	(25,255)	(535,690)
Recoveries on loans/leases previously charged off	367,822	9,699	32,446	-	39,784	449,751
Balance, ending	$10,020,866	$9,929,656	$3,352,303	$1,720,135	$1,123,040	$26,146,000

	Three Months Ended June 30, 2014

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$6,647,658	$10,587,657	$2,820,239	$1,388,885	$1,208,831	$22,653,270
Provisions (credits) charged to expense	101,718	(33,506)	566,374	101,030	266,263	1,001,879
Loans/leases charged off	(222,057)	(311,453)	(78,755)	(50,730)	(12,982)	(675,977)
Recoveries on loans/leases previously charged off	22,059	34,994	11,273	-	19,526	87,852
Balance, ending	$6,549,378	$10,277,692	$3,319,131	$1,439,185	$1,481,638	$23,067,024

	Six Months Ended June 30, 2015

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$8,750,317	$8,353,386	$3,442,915	$1,525,952	$1,001,795	$23,074,365
Provisions charged to expense	993,372	1,917,647	877,434	194,183	76,485	4,059,121
Loans/leases charged off	(245,638)	(351,076)	(1,012,590)	-	(34,049)	(1,643,353)
Recoveries on loans/leases previously charged off	522,815	9,699	44,544	-	78,809	655,867
Balance, ending	$10,020,866	$9,929,656	$3,352,303	$1,720,135	$1,123,040	$26,146,000

	Six Months Ended June 30, 2014

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$5,648,774	$10,705,434	$2,517,217	$1,395,849	$1,180,774	$21,448,048
Provisions (credits) charged to expense	1,078,508	(263,491)	919,021	96,675	265,328	2,096,041
Loans/leases charged off	(226,080)	(315,551)	(144,488)	(53,442)	(15,737)	(755,298)
Recoveries on loans/leases previously charged off	48,176	151,300	27,381	103	51,273	278,233
Balance, ending	$6,549,378	$10,277,692	$3,319,131	$1,439,185	$1,481,638	$23,067,024

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance by impairment evaluation and by portfolio segment as of June 30, 2015 and December 31, 2014 is presented as follows:

	As of June 30, 2015
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$2,720,597	$1,688,756	$297,033	$208,069	$301,077	$5,215,532
Allowance for nonimpaired loans/leases	7,300,269	8,240,900	3,055,270	1,512,066	821,963	20,930,468
	$10,020,866	$9,929,656	$3,352,303	$1,720,135	$1,123,040	$26,146,000

Impaired loans/leases	$5,165,042	$4,593,306	$1,150,993	$1,830,741	$1,290,907	$14,030,989
Nonimpaired loans/leases	601,660,751	691,529,073	169,647,689	160,154,508	71,156,980	1,694,149,001
	$606,825,793	$696,122,379	$170,798,682	$161,985,249	$72,447,887	$1,708,179,990

Allowance as a percentage of impaired loans/leases	52.67%	36.77%	25.81%	11.37%	23.32%	37.17%
Allowance as a percentage of nonimpaired loans/leases	1.21%	1.19%	1.80%	0.94%	1.16%	1.24%
	1.65%	1.43%	1.96%	1.06%	1.55%	1.52%

	As of December 31, 2014
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$3,300,199	$1,170,020	$356,996	$151,663	$265,795	$5,244,673
Allowance for nonimpaired loans/leases	5,450,118	7,183,366	3,085,919	1,374,289	736,000	17,829,692
	$8,750,317	$8,353,386	$3,442,915	$1,525,952	$1,001,795	$23,074,365

Impaired loans/leases	$7,279,709	$7,433,383	$1,339,272	$1,788,729	$1,165,548	$19,006,641
Nonimpaired loans/leases	516,647,431	694,707,039	164,693,144	156,843,763	71,440,932	1,604,332,309
	$523,927,140	$702,140,422	$166,032,416	$158,632,492	$72,606,480	$1,623,338,950

Allowance as a percentage of impaired loans/leases	45.33%	15.74%	26.66%	8.48%	22.80%	27.59%
Allowance as a percentage of nonimpaired loans/leases	1.05%	1.03%	1.87%	0.88%	1.03%	1.11%
	1.67%	1.19%	2.07%	0.96%	1.38%	1.42%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the six months ended June 30, 2015 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$308,762	$359,552	$-	$466,013	$3,709	$3,709
Commercial Real Estate
Owner-Occupied Commercial Real Estate	472,637	568,688	-	585,796	-	-
Commercial Construction, Land Development, and Other Land	216,690	339,890	-	225,204	-	-
Other Non Owner-Occupied Commercial Real Estate	2,110,976	2,110,976	-	2,988,012	-	-
Direct Financing Leases	523,106	523,106	-	755,041	3,817	3,817
Residential Real Estate	886,237	921,814	-	961,697	483	483
Installment and Other Consumer	685,166	685,166	-	686,196	475	475
	$5,203,574	$5,509,192	$-	$6,667,959	$8,484	$8,484

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$4,856,280	$4,860,119	$2,720,597	$4,910,839	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	139,250	368,068	35,000	139,250	-	-
Other Non Owner-Occupied Commercial Real Estate	1,653,753	2,100,389	1,653,756	1,661,256	-	-
Direct Financing Leases	627,887	627,884	297,033	494,666	-	-
Residential Real Estate	944,504	944,504	208,069	723,402	4,797	4,797
Installment and Other Consumer	605,741	605,741	301,077	578,337	4,512	4,512
	$8,827,415	$9,506,705	$5,215,532	$8,507,750	$9,309	$9,309

Total Impaired Loans/Leases:
Commercial and Industrial	$5,165,042	$5,219,671	$2,720,597	$5,376,852	$3,709	$3,709
Commercial Real Estate
Owner-Occupied Commercial Real Estate	472,637	568,688	-	585,796	-	-
Commercial Construction, Land Development, and Other Land	355,940	707,958	35,000	364,454	-	-
Other Non Owner-Occupied Commercial Real Estate	3,764,729	4,211,365	1,653,756	4,649,268	-	-
Direct Financing Leases	1,150,993	1,150,990	297,033	1,249,707	3,817	3,817
Residential Real Estate	1,830,741	1,866,318	208,069	1,685,099	5,280	5,280
Installment and Other Consumer	1,290,907	1,290,907	301,077	1,264,533	4,987	4,987
	$14,030,989	$15,015,897	$5,215,532	$15,175,709	$17,793	$17,793

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended June 30, 2015 and 2014, respectively, are presented as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
Classes of Loans/Leases	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$320,187	$1,860	$1,860	$589,889	$11	$11
Commercial Real Estate
Owner-Occupied Commercial Real Estate	550,374	-	-	383,861	-	-
Commercial Construction, Land Development, and Other Land	222,926	-	-	1,642,205	-	-
Other Non Owner-Occupied Commercial Real Estate	2,474,448	-	-	2,222,582	-	-
Direct Financing Leases	582,316	1,878	1,878	700,607	-	-
Residential Real Estate	969,580	-	-	1,014,286	720	720
Installment and Other Consumer	705,750	475	475	465,820	890	890
	$5,825,581	$4,213	$4,213	$7,019,250	$1,621	$1,621

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$4,912,917	$-	$-	$989,979	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	-	-	334,236	-	-
Commercial Construction, Land Development, and Other Land	139,250	-	-	602,498	-	-
Other Non Owner-Occupied Commercial Real Estate	1,657,506	-	-	6,057,384	-	-
Direct Financing Leases	561,840	-	-	855,628	-	-
Residential Real Estate	869,073	1,967	1,967	779,104	4	4
Installment and Other Consumer	608,277	2,252	2,252	817,994	-	-
	$8,748,863	$4,219	$4,219	$10,436,823	$4	$4

Total Impaired Loans/Leases:
Commercial and Industrial	$5,233,104	$1,860	$1,860	$1,579,868	$11	$11
Commercial Real Estate
Owner-Occupied Commercial Real Estate	550,374	-	-	718,097	-	-
Commercial Construction, Land Development, and Other Land	362,176	-	-	2,244,703	-	-
Other Non Owner-Occupied Commercial Real Estate	4,131,954	-	-	8,279,966	-	-
Direct Financing Leases	1,144,156	1,878	1,878	1,556,235	-	-
Residential Real Estate	1,838,653	1,967	1,967	1,793,390	724	724
Installment and Other Consumer	1,314,027	2,727	2,727	1,283,814	890	890
	$14,574,444	$8,432	$8,432	$17,456,073	$1,625	$1,625

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total	As a % of Total

Pass (Ratings 1 through 5)	$576,067,054	$245,725,433	$41,653,406	$379,720,588	$1,243,166,481	95.42%
Special Mention (Rating 6)	18,480,974	9,396,349	1,780,000	5,436,144	35,093,467	2.69%
Substandard (Rating 7)	12,277,765	1,797,265	1,273,231	9,339,963	24,688,224	1.89%
Doubtful (Rating 8)	-	-	-	-	-	-
	$606,825,793	$256,919,047	$44,706,637	$394,496,695	$1,302,948,172	100.00%

	As of June 30, 2015
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$169,647,689	$160,154,508	$71,184,787	$400,986,984	98.95%
Nonperforming	1,150,993	1,830,741	1,263,100	4,244,834	1.05%
	$170,798,682	$161,985,249	$72,447,887	$405,231,818	100.00%

	As of December 31, 2014
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total	As a % of Total

Pass (Ratings 1 through 5)	$491,883,568	$245,237,462	$65,691,737	$354,581,419	$1,157,394,186	94.40%
Special Mention (Rating 6)	17,034,909	12,637,930	-	3,285,191	32,958,030	2.69%
Substandard (Rating 7)	15,008,663	2,193,688	2,427,252	16,085,743	35,715,346	2.91%
Doubtful (Rating 8)	-	-	-	-	-	-
	$523,927,140	$260,069,080	$68,118,989	$373,952,353	$1,226,067,562	100.00%

	As of December 31, 2014
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$164,693,144	$156,818,091	$71,491,531	$393,002,766	98.93%
Nonperforming	1,339,272	1,814,401	1,114,949	4,268,622	1.07%
	$166,032,416	$158,632,492	$72,606,480	$397,271,388	100.00%

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing TDRs.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of June 30, 2015 and December 31, 2014, TDRs totaled $5,189,223 and $6,434,259, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three and six months ended June 30, 2014. There were no TDRs that were restructured during the three and six months ended June 30, 2015. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended June 30, 2014
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Significant payment delay
Commercial and Industrial	3	$889,154	$889,154	$239,783
	3	$889,154	$889,154	$239,783

CONCESSION - Other
Commercial and Industrial	1	$427,849	$427,849	$113,449
	1	$427,849	$427,849	$113,449

TOTAL	4	$1,317,003	$1,317,003	353,232

	For the six months ended June 30, 2014
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Significant payment delay
Commercial and Industrial	3	$889,154	$889,154	$239,783
Direct Financing Leases	1	$89,443	$89,443	$-
	4	$978,597	$978,597	$239,783

CONCESSION - Extension of Maturity
Direct Financing Leases	1	$70,144	$70,144	$24,246
	1	$70,144	$70,144	$24,246

CONCESSION - Other
Commercial and Industrial	1	$427,849	$427,849	$113,449
	1	$427,849	$427,849	$113,449

TOTAL	6	$1,476,590	$1,476,590	$377,478

Of the TDRs reported above, four with post-modification recorded investments totaling $168,751 were on nonaccrual as of June 30, 2014.

For the three and six months ended June 30, 2015 and 2014, none of the Company’s TDRs had redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES

Following is a summary of interest rate cap derivatives held by the Company as of June 30, 2015 and December 31, 2014. An initial premium of $2.1 million was paid for the two caps. The fair value of these instruments will fluctuate with market value changes, as well as amortization of the initial premium to interest expense.

Effective Date	Maturity Date	Balance Sheet Location	Notional Amount	Accounting Treatment	June 30, 2015 Fair Value	December 31, 2014 Fair Value
June 5, 2014	June 5, 2019	Other Assets	$15,000,000	Cash Flow Hedging	$450,020	$608,189
June 5, 2014	June 5, 2021	Other Assets	15,000,000	Cash Flow Hedging	773,954	879,197
			$30,000,000		$1,223,973	$1,487,386

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges to the extent they are effective hedges, are recorded as a component of AOCI. The following is a summary of how AOCI was impacted during the reporting periods:

	Three Months Ended
	June 30, 2015	June 30, 2014
Unrealized loss at beginning of period, net of tax	$(637,037)	$-
Amount reclassified from AOCI to noninterest income related to hedge ineffectiveness	7,755	-
Amount reclassified from AOCI to interest expense related to caplet amortization	1,806	-
Amount of income (loss) recognized in other comprehensive income, net of tax	53,165	(251,149)
Unrealized loss at end of period	$(574,311)	$(251,149)

	Six Months Ended
	June 30, 2015	June 30, 2014
Unrealized loss at beginning of period, net of tax	$(399,367)	$-
Amount reclassified from AOCI to noninterest income related to hedge ineffectiveness	8,097	-
Amount reclassified from AOCI to interest expense related to caplet amortization	2,366	-
Amount of income (loss) recognized in other comprehensive income, net of tax	(185,407)	(251,149)
Unrealized loss at end of period	$(574,311)	$(251,149)

Changes in the fair value related to the ineffective portion of cash flow hedges, are reported in noninterest income during the period of the change. As shown in the tables above, $7,755 and $8,097 of the change in fair value for the three and six months ended June 30, 2015, respectively, was due to ineffectiveness. There was no ineffectiveness during the three and six months ended June 30, 2014.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

The subsidiary banks are members of the FHLB of Des Moines or Chicago. As of June 30, 2015 and December 31, 2014, the subsidiary banks held $9,128,400 and $11,279,000, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheet.

During the second quarter of 2015, QCBT and CRBT prepaid a total of $75,500,000 of fixed rate FHLB advances with a weighted average interest rate of 4.36% and maturity dates ranging from May 2016 to June 2019. The prepayment fees associated with these advances totaled $5,692,185 and are included in losses on debt extinguishment in the statements of income (loss). The prepayments were a part of the Company’s balance sheet restructuring, which is described in Note 7 to the Consolidated Financial Statements.

Maturity and interest rate information on advances from the FHLB as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015
		Weighted		Weighted
		Average	Amount Due	Average
		Interest Rate	with	Interest Rate
	Amount Due	at Year-End	Putable Option *	at Year-End
Maturity:
Year ending December 31:
2015	$67,500,000	0.37%	$-	-%
2016	14,000,000	2.08	2,000,000	4.00
2017	18,000,000	2.89	-	-
2018	33,000,000	3.33	5,000,000	2.84
Total FHLB advances	$132,500,000	1.63%	$7,000,000	3.17%

	December 31, 2014
		Weighted		Weighted
		Average	Amount Due	Average
		Interest Rate	with	Interest Rate
	Amount Due	at Year-End	Putable Option *	at Year-End
Maturity:
Year ending December 31:
2015	$63,000,000	0.87%	$-	-%
2016	44,500,000	3.81	32,500,000	4.56
2017	33,000,000	3.59	15,000,000	4.42
2018	43,000,000	3.49	5,000,000	2.84
2019	20,000,000	4.12	-	-
Total FHLB advances	$203,500,000	2.83%	$52,500,000	4.36%

*Of the advances outstanding, a portion have putable options which allow the FHLB, at its discretion, to terminate the advances and require the subsidiary banks to repay at predetermined dates prior to the stated maturity date of the advances. The amount of advances with putable options decreased $45.5 million from December 31, 2014 to June 30, 2015 due to the prepayment of advances having putable options.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Advances are collateralized by loans totaling $477,942,256 and $499,084,047, in aggregate, as of June 30, 2015 and December 31, 2014, respectively. On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type. No securities were pledged as collateral on advances as of June 30, 2015 or December 31, 2014.

As of June 30, 2015 and included with the 2015 maturity grouping above are $58.5 million of short-term and overnight advances from the FHLB. These advances have maturities ranging from one day to one month. As of December 31, 2014 and included with the 2015 maturity grouping above are $37.0 million of short-term advances from the FHLB. These advances have maturities ranging from two weeks to one month.

NOTE 6 – OTHER BORROWINGS AND UNUSED LINES OF CREDIT

Other borrowings as of June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014

Wholesale structured repurchase agreements	$115,000,000	$130,000,000
Term note	-	17,625,000
Series A subordinated notes	-	2,657,492
	$115,000,000	$150,282,492

During the second quarter of 2015, CRBT prepaid a $10,000,000 wholesale structured repurchase agreement with an interest rate of 4.40% and a maturity in May 2019. The prepayment fee associated with the transaction totaled $1,202,000. This amount is included in losses on debt extinguishment in the statements of income (loss). The prepayments were a part of the Company’s balance sheet restructuring, which is described in Note 7 to the Consolidated Financial Statements.

Maturity and interest rate information concerning wholesale structured repurchase agreements is summarized as follows:

	June 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End
Maturity:
Year ending December 31:
2015	$-	-	$5,000,000	2.77%
2016	-	-	-	-
2017	10,000,000	3.00	10,000,000	3.00
2018	10,000,000	3.97	10,000,000	3.97
2019	50,000,000	3.41	60,000,000	3.57
Thereafter	45,000,000	2.66	45,000,000	2.66
Total Wholesale Structured Repurchase Agreements	$115,000,000	3.13%	$130,000,000	3.21%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Some of the wholesale structured repurchase agreement have a one-time put option, at the discretion of the counterparty, to terminate the agreement and require the subsidiary bank to repay at predetermined dates prior to the stated maturity date of the agreement. Of the $115.0 million in wholesale structured repurchase agreements outstanding at June 30, 2015, $50.0 million are putable in 2016 and $20.0 million are putable in 2017.

The wholesale structured repurchase agreements are collateralized by securities with a carrying value of $136.5 million and $153.8 million as of June 30, 2015 and December 31, 2014, respectively.

At December 31, 2014, the Company had a 4-year term note with principal and interest due quarterly. Interest was calculated at the effective LIBOR rate plus 3.00% per annum (3.23% at December 31, 2014) and the balance totaled $17,625,000 at December 31, 2014. After two quarterly principal payments totaling $2,350,000 were made in January and April 2015, the resulting balance of the term debt was $15,275,000. In May 2015, the Company repaid this term note in its entirety using proceeds from a common stock offering. Additional information regarding the capital raise and balance sheet restructuring is described in Note 7 to the Consolidated Financial Statements.

Additionally, as of December 31, 2014, the Company maintained a $10.0 million revolving line of credit note where the interest is calculated at the effective LIBOR rate plus 2.50% per annum. At December 31, 2014, the Company had not borrowed on this revolving credit note and had the full amount available. At the renewal date in June 2015, the note was amended to increase the maximum amount available. The Company now maintains a $40.0 million revolving line of credit note, with interest calculated at the effective LIBOR rate plus 2.50% per annum. At June 30, 2015, the Company had not borrowed on this revolving credit note and had the full amount available.

The current revolving note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

As of December 31, 2014, the Company had Series A subordinated notes outstanding totaling $2.7 million with a maturity date of September 1, 2018 and interest payable semi-annually, in arrears, on June 30 and December 30 of each year. This debt was at a fixed rate of 6.00% per year. In June 2015, the Company redeemed all of these subordinated notes, leaving no remaining balance as of June 30, 2015. There was no penalty related to this redemption.

At June 30, 2015, the subsidiary banks had 32 lines of credit totaling $339.2 million, of which $14.7 million was secured and $324.5 million was unsecured. At June 30, 2015, $300.2 million was available as $39.0 million was utilized for short-term borrowing needs at QCBT.

At December 31, 2014, the subsidiary banks had 35 lines of credit totaling $351.6 million, of which $17.1 million was secured and $334.5 million was unsecured. At December 31, 2014, $237.6 million was available as $114.0 million was utilized for short-term borrowing needs at QCBT and RB&T.

As of June 30, 2015 and December 31, 2014, the Company had Public Unit Deposit Letters of Credit with the FHLB of Des Moines totaling $55.0 million and $15.0 million, respectively. There were no amounts outstanding under these letters of credit as of either date.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 7 – COMMON STOCK OFFERING AND BALANCE SHEET RESTRUCTURING

On May 13, 2015, the Company announced the closing of an underwritten public offering of 3,680,000 shares of its common stock at a price of $18.25 per share. The net proceeds to the Company, after deducting the underwriting discount and offering expenses, totaled $63.5 million. As a result of the capital raise, the Company’s regulatory capital ratios increased significantly. Additional information regarding regulatory capital is described in Note 8 to the Consolidated Financial Statements.

The Company utilized the proceeds from the common stock offering to restructure certain debt obligations and to bolster overall capital levels. Specifically, the Company repaid $15.3 million of holding company senior debt at a rate of 3.27%, and $2.7 million of subordinated debt at a rate of 6.00%. Additionally, $85.5 million of FHLB advances and wholesale structured repurchase agreements at a weighted average interest rate of 4.36% were prepaid at QCBT and CRBT. As a result of this planned restructuring, the Company incurred $6.9 million (pre-tax) in losses for debt extinguishment that were recognized in the second quarter of 2015.

Of the $103.5 million in debt extinguishments, $63.5 million was funded with the proceeds from the common stock issuance. Approximately $27.7 million was funded through the maturity of low-yielding securities. Brokered CDs and overnight FHLB advances were utilized to fund the remaining $12.3 million. The weighted average interest rate on these new borrowings was approximately 0.90%.

This restructuring and deleveraging significantly reduced the wholesale borrowings portfolio of the Company, which includes FHLB advances, wholesale structured repurchase agreements, and brokered time deposits. The table below presents the maturity schedule including weighted average cost for the Company’s combined wholesale borrowings portfolio.

	June 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Quarter-End	Amount Due	at Year-End
Maturity:	(dollar amounts in thousands)
Year ending December 31:
2015	$96,404	0.36%	$103,818	0.92%
2016	26,142	1.52	50,642	3.51
2017	49,055	2.07	53,965	2.96
2018	60,283	2.93	60,042	3.41
2019	59,341	3.07	83,152	3.59
Thereafter	51,141	2.64	51,141	2.64
Total Wholesale Borrowings	$342,366	1.96%	$402,760	2.66%

Total wholesale borrowings decreased $60.4 million from December 31, 2014 to June 30, 2015. Specifically, FHLB advances decreased $71.0 million, wholesale structured repurchase agreements decreased $15.0 million, and brokered time deposits increased $25.6 million, as liquidity needs were supplemented with this source. The average cost of wholesale borrowings decreased from 2.66% to 1.96% and the duration shortened, as many of the borrowings that were extinguished were long-term in nature. Of the $85.5 million in FHLB advances and wholesale structured repurchase agreements that were prepaid, $30.5 million were set to mature in 2016, $15.0 million in 2017, $10.0 million in 2018 and $30.0 million in 2019. The weighted average duration of these borrowings was 2.56 years.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 8 – REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS ON DIVIDENDS

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of June 30, 2015 and December 31, 2014, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of June 30, 2015 and December 31, 2014 are also presented in the following table (dollars in thousands). As of June 30, 2015 and December 31, 2014, the subsidiary banks met the requirements to be “well capitalized”.

						To Be Well
						Capitalized Under			New
			For Capital			Prompt Corrective			Basel III
	Actual		Adequacy Purposes			Action Provisions			Minimums*
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of June 30, 2015:
Company:
Total risk-based capital	$267,743	12.92%	$165,750	>	8.0%	$207,188	>	10.0%	$165,750	>	8.0%
Tier 1 risk-based capital	241,548	11.66%	124,313	>	6.0	165,750	>	8.0	124,313	>	6.0
Tier 1 leverage	241,548	9.62%	100,436	>	4.0	125,545	>	5.0	100,436	>	4.0
Common equity Tier 1	241,548	9.97%	93,234	>	4.5	134,672	>	6.5	93,234	>	4.5
Quad City Bank & Trust:
Total risk-based capital	$130,828	12.91%	$81,107	>	8.0%	$101,384	>	10.0%	$81,107	>	8.0%
Tier 1 risk-based capital	118,182	11.66%	60,830	>	6.0	81,107	>	8.0	60,830	>	6.0
Tier 1 leverage	118,182	8.86%	53,347	>	4.0	66,683	>	5.0	53,347	>	4.0
Common equity Tier 1	118,182	11.66%	45,623	>	4.5	65,900	>	6.5	45,623	>	4.5
Cedar Rapids Bank & Trust:
Total risk-based capital	$101,472	13.73%	$59,112	>	8.0%	$73,889	>	10.0%	$59,112	>	8.0%
Tier 1 risk-based capital	92,223	12.48%	44,334	>	6.0	59,112	>	8.0	44,334	>	6.0
Tier 1 leverage	92,223	10.73%	34,387	>	4.0	42,984	>	5.0	34,387	>	4.0
Common equity Tier 1	92,223	12.48%	33,250	>	4.5	48,028	>	6.5	33,250	>	4.5
Rockford Bank & Trust:
Total risk-based capital	$37,885	11.71%	$25,891	>	8.0%	$32,363	>	10.0%	$25,891	>	8.0%
Tier 1 risk-based capital	33,838	10.46%	19,418	>	6.0	25,891	>	8.0	19,418	>	6.0
Tier 1 leverage	33,838	9.42%	14,369	>	4.0	17,961	>	5.0	14,369	>	4.0
Common equity Tier 1	33,838	10.46%	14,564	>	4.5	21,036	>	6.5	14,564	>	4.5

*The minimums under Basel III phase-in higher by .625% (the capital conservation buffer) annually until 2019. The fully phased-in mimimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Common equity Tier 1).

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

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

The Basel III Rules also permit smaller banking organizations to retain, through a one-time election, the existing treatment for AOCI, which excluded the affect from regulatory capital. The Company made this election in the first quarter of 2015.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 9 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income (loss)	$(523,818)	$4,007,836	$3,654,071	$7,897,051

Less: Preferred stock dividends	-	373,869	-	1,081,877
Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$(523,818)	$3,633,967	$3,654,071	$6,815,174

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$(0.05)	$0.46	$0.41	$0.86
Diluted	$(0.05)	$0.45	$0.40	$0.85

Weighted average common shares outstanding*	9,946,744	7,924,624	8,961,327	7,912,830
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan**	-	125,890	137,370	127,449
Weighted average common and common equivalent shares outstanding**	9,946,744	8,050,514	9,098,697	8,040,279

   *The increase in weighted average common shares outstanding was primarily due to the common stock issuance discussed in Note 7 to the Consolidated Financial Statements.

** In accordance with U.S. GAAP, the common equivalent shares are not considered in the calculation of diluted earnings per share in periods when the numerator is a net loss.

NOTE 10 – FAIR VALUE

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Assets measured at fair value on a recurring basis comprise the following at June 30, 2015 and December 31, 2014:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2015:
Securities available for sale:
U.S. govt. sponsored agency securities	$256,443,661	$-	$256,443,661	$-
Residential mortgage-backed and related securities	80,843,822	-	80,843,822	-
Municipal securities	27,903,703	-	27,903,703	-
Other securities	2,038,597	370,983	1,667,614	-
Derivative instruments	1,223,973	-	1,223,973	-
	$368,453,756	$370,983	$368,082,773	$-

December 31, 2014:
Securities available for sale:
U.S. govt. sponsored agency securities	$307,869,572	$-	$307,869,572	$-
Residential mortgage-backed and related securities	111,423,224	-	111,423,224	-
Municipal securities	30,399,981	-	30,399,981	-
Other securities	1,966,853	345,952	1,620,901	-
Derivative instruments	1,487,386	-	1,487,386
	$453,147,016	$345,952	$452,801,064	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the six months ended June 30, 2015 or 2014.

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

Derivative instruments consist of interest rate caps that are used for the purpose of hedging interest rate risk. See Note 4 to the Consolidated Financial Statements for the details of these instruments. The fair values are determined by pricing models that consider observable market data for derivative instruments with similar structures (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Assets measured at fair value on a non-recurring basis comprise the following at June 30, 2015 and December 31, 2014:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2015:
Impaired loans/leases	$4,508,716	$-	$-	$4,508,716
OREO	12,908,186	-	-	12,908,186
	$17,416,902	$-	$-	$17,416,902

December 31, 2014:
Impaired loans/leases	$12,467,362	$-	$-	$12,467,362
OREO	13,789,047	-	-	13,789,047
	$26,256,409	$-	$-	$26,256,409

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

OREO in the table above consists of property acquired through foreclosures and settlements of loans.  Property acquired is carried at the estimated fair value of the property, less disposal costs, and is classified as Level 3 in the fair value hierarchy. The estimated fair value of the property is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the property.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitave Information about Level Fair Value Measurments
	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2015:
Impaired loans/leases	$4,508,716	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-50.00%
OREO	12,908,186	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

	Quantitave Information about Level Fair Value Measurments
	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2014:
Impaired loans/leases	$12,467,362	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-50.00%
OREO	13,789,047	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For the impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the six months ended June 30, 2015 and 2014.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of June 30, 2015		As of December 31, 2014
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Cash and due from banks	Level 1	$39,994,818	$39,994,818	$38,235,019	$38,235,019
Federal funds sold	Level 2	22,555,000	22,555,000	46,780,000	46,780,000
Interest-bearing deposits at financial institutions	Level 2	47,682,823	47,682,823	35,334,682	35,334,682
Investment securities:
Held to maturity	Level 3	225,138,234	223,541,181	199,879,574	201,113,796
Available for sale	See Previous Table	367,229,783	367,229,783	451,659,630	451,659,630
Loans/leases receivable, net	Level 3	4,174,737	4,508,716	11,543,854	12,467,362
Loans/leases receivable, net	Level 2	1,685,063,461	1,691,009,263	1,595,384,851	1,606,646,146
Derivative instruments	Level 2	1,223,973	1,223,973	1,487,386	1,487,386
Deposits:
Nonmaturity deposits	Level 2	1,419,075,749	1,419,075,749	1,304,044,099	1,304,044,099
Time deposits	Level 2	417,691,321	418,228,000	375,623,914	376,509,000
Short-term borrowings	Level 2	168,574,852	168,574,852	268,351,670	268,351,670
FHLB advances	Level 2	132,500,000	135,688,000	203,500,000	208,172,000
Other borrowings	Level 2	115,000,000	122,312,000	150,282,492	159,741,000
Junior subordinated debentures	Level 2	40,492,319	28,792,716	40,423,735	28,585,294

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 11 – BUSINESS SEGMENT INFORMATION

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Selected financial information on the Company’s business segments is presented as follows as of and for the three and six months ended June 30, 2015 and 2014.

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	Wealth		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Management	All Other	Eliminations	Total
Three Months Ended June 30, 2015
Total revenue	$12,992,397	$8,753,178	$3,773,068	$2,269,609	$908,697	$(994,731)	$27,702,218
Net interest income	$9,741,899	$6,522,511	$2,684,330	$-	$(457,904)	$-	$18,490,836
Net income (loss)	$229,577	$(316,567)	$529,567	$438,530	$(523,818)	$(881,107)	$(523,818)
Total assets	$1,299,556,911	$860,403,296	$363,049,771	$-	$268,874,722	$(248,915,854)	$2,542,968,846
Provision	$1,673,665	$500,000	$175,000	$-	$-	$-	$2,348,665
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,571,165	$-	$-	$-	$-	$1,571,165

Three Months Ended June 30, 2014
Total revenue	$11,962,820	$8,710,753	$3,701,841	$2,155,272	$5,266,342	$(5,347,439)	$26,449,589
Net interest income	$9,080,775	$5,739,056	$2,576,734	$-	$(431,222)	$-	$16,965,343
Net income	$2,454,422	$1,781,987	$614,264	$386,913	$4,007,836	$(5,237,586)	$4,007,836
Total assets	$1,278,200,724	$826,278,230	$351,309,896	$-	$208,242,778	$(199,192,145)	$2,464,839,483
Provision	$560,879	$250,000	$191,000	$-	$-	$-	$1,001,879
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,770,677	$-	$-	$-	$-	$1,770,677

Six Months Ended June 30, 2015
Total revenue	$25,785,576	$18,181,672	$7,440,932	$4,613,047	$6,553,303	$(6,720,641)	$55,853,889
Net interest income	$19,016,937	$12,880,808	$5,318,412	$-	$(943,104)	$-	$36,273,053
Net income	$2,792,190	$1,751,739	$1,048,224	$897,860	$3,654,071	$(6,490,013)	$3,654,071
Total assets	$1,299,556,911	$860,403,296	$363,049,771	$-	$268,874,722	$(248,915,854)	$2,542,968,846
Provision	$2,556,121	$1,100,000	$403,000	$-	$-	$-	$4,059,121
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,571,165	$-	$-	$-	$-	$1,571,165

Six Months Ended June 30, 2014
Total revenue	$23,900,953	$17,014,378	$7,184,717	$4,304,606	$10,490,207	$(10,663,220)	$52,231,641
Net interest income	$18,001,813	$11,641,115	$5,052,416	$-	$(880,760)	$-	$33,814,584
Net income	$4,795,705	$3,716,757	$1,085,303	$846,207	$7,897,051	$(10,443,972)	$7,897,051
Total assets	$1,278,200,724	$826,278,230	$351,309,896	$-	$208,242,778	$(199,192,145)	$2,464,839,483
Provision	$1,170,041	$550,000	$376,000	$-	$-	$-	$2,096,041
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,770,677	$-	$-	$-	$-	$1,770,677

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries for the three months and six months ending June 30, 2015 and 2014. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the consolidated financial statements and related notes in this report. The page locations and specific sections and notes that are referred to are presented in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

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

EXECUTIVE OVERVIEW

The Company reported a net loss of $524 thousand for the quarter ended June 30, 2015, and diluted EPS of ($0.05). By comparison, for the quarter ended March 31, 2015, the Company reported net income of $4.2 million, and diluted EPS of $0.52. As a result of the redemption of all of the Company’s remaining outstanding shares of preferred stock in the second quarter of 2014, neither quarter of 2015 included preferred stock dividends. For the second quarter of 2014, the Company reported net income before preferred dividends of $4.0 million, and diluted EPS of $0.45, after preferred stock dividends of $374 thousand.

For the six months ended June 30, 2015, the Company reported net income of $3.7 million, and diluted EPS of $0.40. By comparison, for the six months ended June 30, 2014, the Company reported net income before preferred dividends of $7.9 million, and diluted EPS of $0.85, after preferred stock dividends of $1.1 million.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The second quarter of 2015 was highlighted by several significant items:

●

A balance sheet restructuring that included $103.5 million in debt extinguishments and $6.9 million of related losses on debt extinguishment (see Note 7 to the Consolidated Financial Statements for additional details);

●	Loan and lease growth at an annualized rate of 10.5% through the first six months of the year;
●	Net interest margin improvement of eight basis points, quarter-over-quarter, primarily attributable to the balance sheet restructuring mentioned above;
●	Improved asset quality metrics, with a reduction in NPAs as a percentage of total assets from 1.61% at September 30, 2014 to 1.07% at the current quarter-end; and
●	A common stock offering that closed on May 13, 2015 totaling $63.5 million in net proceeds (see Note 7 to the Consolidated Financial Statements for additional details).

Following is a table that represents the various net income measurements for the Company.

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net income (loss)	$(523,818)	$4,007,836	$3,654,071	$7,897,051
Less: Preferred stock dividends	-	373,869	-	1,081,877
Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$(523,818)	$3,633,967	$3,654,071	$6,815,174

Diluted earnings (loss) per common share	$(0.05)	$0.45	$0.40	$0.85

Weighted average common and common equivalent outstanding*	9,946,744	8,050,514	9,098,697	8,040,279

*The increase in weighted average common and common equivalent outstanding shares was primarily due to the common stock issuance discussed in Note 7 to the consolidated financial statements. Also, in accordance with U.S. GAAP, the common equivalent shares are not considered in the calculation of diluted earnings per share in periods when the numerator is a net loss.

The Company reported core net income (non-GAAP) for the quarter ending June 30, 2015 of $4.5 million, with diluted core EPS of $0.45. For the six months ended June 30, 2015, the Company reported core net income of $8.4 million, with diluted core EPS of $0.92. Core net income for both the second quarter and year-to-date excludes $5.0 million of after-tax non-recurring expenses, $4.5 million of which related to the previously announced prepayment of FHLB advances and other wholesale borrowings. Refer to pages 45-46 of this report for the GAAP to non-GAAP reconciliation details.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended			For the six months ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net interest income	$18,490,836	$17,782,217	$16,965,343	$36,273,053	$33,814,584
Provision expense	2,348,665	1,710,456	1,001,879	4,059,121	2,096,041
Noninterest income	5,651,606	6,249,941	5,344,213	11,901,547	10,091,054
Noninterest expense	24,292,006	17,232,324	16,106,529	41,524,330	32,246,949
Federal and state income tax (benefit)	(1,974,411)	911,489	1,193,312	(1,062,922)	1,665,597
Net income (loss)	$(523,818)	$4,177,889	$4,007,836	$3,654,071	$7,897,051

In comparing quarter-over-quarter, following are some noteworthy changes in the Company’s financial results:

●	Net interest income increased 4% compared to the first quarter of 2015 and increased 9% from the same period in 2014.

●

Provision increased 37% compared to the first quarter of 2015 and 134% from the same period in 2014. The increased provision in the second quarter of 2015 was the result of a $971 thousand increase in a specific allowance allocated to one relationship at QCBT. This relationship is not a new NPA, but new circumstances developed this quarter requiring an increase in specific allowance allocation.

●

Noninterest income decreased 10% compared to the first quarter of 2015. The first quarter of 2015 included $417 thousand of securities gains. There were no securities gains in the second quarter of 2015. Additionally, swap fee income was $332 thousand higher in the first quarter of 2015. Noninterest income increased 6% from the second quarter of 2014.

●

Noninterest expense increased 41% compared to the first quarter of 2015. The second quarter of 2015 included several nonrecurring expense items totaling approximately $7.7 million, $6.9 million of which related to the extinguishment of debt discussed in Note 7 to the Consolidated Finanacial Statements. Excluding the $7.7 million of nonrecurring expense, noninterest expense decreased 4% compared to the first quarter of 2015. Noninterest expense increased 51% from the second quarter of 2014. Excluding the $7.7 million of nonrecurring expense, noninterest expense increased 3% from the second quarter of 2014.

●

Federal and state income tax decreased significantly compared to the first quarter of 2015 and the same period in the prior year. The company recognized a large tax benefit in the second quarter of 2015 due to a reduction in taxable income. Through the first six months of 2015, the Company’s nontaxable income exceeded taxable income (net of tax deductible expenses), creating a tax benefit. See page 60 of this report for additional details.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LONG-TERM FINANCIAL GOALS

The Company’s long-term (defined as the next 12-24 months) financial goals are as follows:

●	Improve balance sheet efficiency by targeting a gross loans and leases to total assets ratio in the range of 70 – 75%;

●	Improve profitability (measured by net interest margin and return on average assets);

●	Continue to improve asset quality by reducing NPAs to total assets to below 1.00% and maintain charge-offs as a percentage of average loans of under 0.25% annually;

●	Reduce reliance on wholesale funding to less than 15% of total assets;

●	Grow noninterest bearing deposits to more than 30% of total assets;

●	Increase the commercial lease portfolio so that it represents 10% of total assets;

●	Grow gains on sales of government guaranteed portions of loans to more than $3 million annually; and

●	Continue to grow trust and investment advisory fees by 15% annually.

The following table shows the evaluation of the Company’s long-term financial goals.

				June 30, 2015
			June 30, 2015	(non-GAAP*)	March 31, 2015	June 30, 2014
Goal	Key Metric	Target	(dollars in thousands)
Balance sheet efficiency	Gross loans and leases to total assets	70 - 75%	67%		66%	63%
Profitability	Net interest margin	>3.45%	3.33%		3.25%	3.14%
	Return on average assets	>1.00%	-0.08%	0.71%	0.67%	0.66%
Asset quality	Nonperforming assets to total assets	<1.00%	1.07%		1.21%	1.27%
	Net charge-offs to average loans**	< 0.25% annually	0.12%		0.22%	0.06%
Lower reliance on wholesale funding	Wholesale funding to total assets	< 15%	22%		26%	29%
Funding mix	Noninterest bearing deposits as a percentage of total assets	> 30%	25%		23%	22%
Commercial leasing	Leases as a percentage of total assets	10%	7%		7%	6%
Consistent, high quality noninterest income revenue streams	Gains on sales of government guaranteed portions of loans**	> $3 million annually	$280		$284	$1,404
	Grow trust and investment advisory fees**	> 15% annually	8%		10%	14%

*Non-GAAP calculations are provided, when applicable. Refer to GAAP to non-GAAP reconciliation table on page 46 of this report.

**Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period, that are then annualized for comparison. Annual growth percentages are calculated with a base of December 31, 2014 and 2013 year-to-date totals.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STRATEGIC DEVELOPMENTS

The Company took the following actions to support our corporate strategy and the long-term financial goals shown above.

●

Loan growth for the first six months of 2015 was 10.5% on an annualized basis. This is within the Company’s target organic growth rate of 10-12%. A majority of this growth has been in the commercial and industrial loan category. This segment of the portfolio now accounts for 35% of total loans and leases. At the same time, the Company has reduced its reliance on commercial real estate loans, with that segment now representing 41% of the portfolio. This loan and lease growth has continued to help move the loan and lease to total asset ratio upward to 67%, from 66% in the first quarter of 2015 and 63% one year ago. Additionally, the Company continues to evaluate market opportunities to rotate out of securities and into loans and leases, as this will also make the balance sheet more profitable.

●

In the second quarter of 2015, the Company executed a balance sheet restructuring that greatly reduced borrowings and the weighted average cost of borrowings in order to improve the long-term profitability of the Company. Refer to Note 7 to the Consolidated Financial Statements for additional information. The majority of the debt restructuring activity was executed mid-quarter, so management expects to continue to see net interest margin improvement in the third quarter. Management anticipates that the quarterly net interest margin percentage will be in the range of 3.40% to 3.45% for the remainder of the year.

●

The Company’s asset quality metrics continue to show improvement, primarily due to payoffs and OREO sales, and there were no significant additions to NPAs this quarter. The Company has historically demonstrated better-than-peer asset quality metrics, with respect to NPAs as a percentage of total assets and charge-offs as a percentage of average loans, both during and subsequent to the credit crisis. The Company is focused on reducing NPAs as a percentage of total assets to less than 1.00% as quickly as possible. Great strides have been made towards achieving this goal over the last three quarters, reducing the percentage from a recent peak of 1.61% at September 30, 2014 to 1.07% at June 30, 2015. Additionally, charge-offs for the year remain modest.

●

Management is focused on reducing the Company’s reliance on wholesale funding. The balance sheet restructuring that was executed in the current quarter lowered the Company’s reliance by 4%, from 26% at March 31, 2015 to 22% at June 30, 2015. Management continues to closely evaluate opportunities for further reduction in wholesale funding.

●

Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with veteran staff, software systems and processes to continue growing in the three states currently served – Iowa, Illinois and Wisconsin. The Company currently acts as the correspondent bank for 173 downstream banks with total noninterest bearing deposits of approximately $308.0 million as of June 30, 2015. This line of business provides a strong source of noninterest bearing deposits, fee income and high-quality loan participations.

●

The Company provides commercial leasing services through its wholly-owned subsidiary, m2 Lease Funds, which currently has lease specialists in Iowa, Illinois, Wisconsin, Minnesota, South Carolina, North Carolina, Georgia, Florida and Pennsylvania. Historically, this portfolio has been high yielding, with an average gross yield through the first half of 2015 approximating 8.4%. This portfolio has also shown strong asset quality throughout its history and the Company intends to grow this portfolio to 10% of consolidated assets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●

SBA and USDA lending is a specialty lending area on which the Company has focused. Once these loans are originated, the government guaranteed portion of the loan can be sold to the secondary market for premiums. The Company intends to make this a more significant and consistent source of noninterest income. In 2014, the Company hired a government guaranteed lending specialist in the QCBT market. Also in 2014, in the CRBT market, the Company added a USDA relationship manager to CRBT's specialty team.

●

Wealth management is another core line of business for the Company and offers a full range of products including, trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. The Company currently has $1.74 billion in trust (and related) accounts and $668 million in brokerage (and related) accounts. Continued growth in assets under management will help to drive trust and investment advisory fees, with a goal of growing this line item 15% annually. The Company hired four new business development officers in 2014 to help with this strategy. Additionally, the Company has started offering trust and investment advisory services to the correspondent banks that it serves. As management focuses on growing fee income, expanding market share will continue to be a primary focus.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “tangible common equity to tangible assets ratio”, “core net income”, “core net income attributable to QCR Holdings, Inc. common stockholders”, “core earnings per common share” and “core return on average assets”. The table also reconciles the GAAP performance measures to the corresponding non-GAAP measures.

The tangible common equity to tangible assets ratio has been a focus for investors and management believes that this ratio may assist investors in analyzing the Company’s capital position without regard to the effects of intangible assets.

The table below also includes several “core” measurements of financial performance. The Company's management believes that these measures are important to investors as they exclude non-recurring income and expense items, therefore, they provide a better comparison for analysis and may provide a better indicator of future run-rates.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	As of
	June 30,	March 31,	December 31,	June 30,
	2015	2015	2014	2014
	(dollars in thousands, except per share data)
TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS RATIO

Stockholders' equity (GAAP)	$211,697	$150,996	$144,079	$134,643
Less: Intangible assets	4,794	4,844	4,894	4,994
Tangible common equity (non-GAAP)	$206,903	$146,152	$139,185	$129,649

Total assets (GAAP)	$2,542,969	$2,491,659	$2,524,958	$2,464,839
Less: Intangible assets	4,794	4,844	4,894	4,994
Tangible assets (non-GAAP)	$2,538,175	$2,486,815	$2,520,064	$2,459,845

Tangible common equity to tangible assets ratio (non-GAAP)	8.15%	5.88%	5.52%	5.27%

	For the Quarter ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
CORE NET INCOME	2015	2015	2014	2015	2014

Net income (loss) (GAAP)	$(524)	$4,178	$4,008	$3,654	$7,897

Less nonrecurring items (post-tax*) :
Income:
Securities gains	$-	$274	$1	$274	$14
Total nonrecurring income (non-GAAP)	$-	$274	$1	$274	$14

Expense:
Losses on debt extinguishment	$4,481	$-	$-	$4,481	$-
Other non-recurring expenses	513	-	-	513	-
Total nonrecurring expense (non-GAAP)	$4,994	$-	$-	$4,994	$-

Core net income (non-GAAP)	$4,470	$3,904	$4,007	$8,374	$7,883
Less: Preferred stock dividends	-	-	374	-	1,082
Core net income attributable to QCR Holdings, Inc. common stockholders (non-GAAP)	$4,470	$3,904	$3,633	$8,374	$6,801

CORE EARNINGS PER COMMON SHARE

Core net income attributable to QCR Holdings, Inc. common stockholders (non-GAAP) (from above)	$4,470	$3,904	$3,633	$8,374	$6,801

Weighted average common shares outstanding	9,946,744	7,975,910	7,924,624	8,961,327	7,912,830
Weighted average common and common equivalent shares outstanding	9,946,744	8,097,444	8,050,514	9,098,697	8,040,279

Core earnings per common share (non-GAAP):
Basic	$0.45	$0.49	$0.46	$0.93	$0.86
Diluted	$0.45	$0.48	$0.45	$0.92	$0.85

CORE RETURN ON AVERAGE ASSETS

Core net income (non-GAAP) (from above)	$4,470	$3,904	$4,007	$8,374	$7,883

Average Assets	$2,518,170	$2,506,497	$2,425,665	$2,512,334	$2,429,912

Core return on average assets (annualized) (non-GAAP)	0.71%	0.62%	0.66%	0.67%	0.65%

* Nonrecurring items (post-tax) are calculated using an estimated effective tax rate of 35%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 10% to $19.7 million for the quarter ended June 30, 2015. For the six months ending June 30, 2015, net interest income, on a tax equivalent basis, increased 9% to $38.7 million. Net interest income improved due to several factors:

●	The Company’s strategy to redeploy funds from the taxable securities portfolio into higher yielding loans and leases;
●	Organic loan and lease growth has been strong over the past twelve months, as evidenced by average gross loan/lease growth of 11% in that period; and
●

The Company’s balance sheet restructuring and deleveraging strategy that was executed in the second quarter of 2015. This strategy reduced high-cost borrowings and decreased the cost of total interest bearing liabilities from 0.99% to 0.85%, or 14 basis points, comparing the second quarter of 2015 to the second quarter of 2014. Refer to Note 7 to the Consolidated Financial Statements for additional details.

A comparison of yields, spread and margin from the second quarter of 2014 to the second quarter of 2015 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 7 basis points.
●	The average cost of interest-bearing liabilities decreased 14 basis points.
●	The net interest spread increased 21 basis points from 2.87% to 3.08%.
●	The net interest margin improved 19 basis points from 3.14% to 3.33%.

A comparison of yields, spread and margin from the first half of 2014 to the first half of 2015 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 10 basis points.
●	The average cost of interest-bearing liabilities decreased 10 basis points.
●	The net interest spread increased 20 basis points from 2.84% to 3.04%.
●	The net interest margin improved 17 basis points from 3.12% to 3.29%.

The Company’s management closely monitors and manages net interest margin. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their net interest margins. Management continually addresses this issue with pricing and other balance sheet management strategies.

During 2014 and 2015, the Company placed an emphasis on shifting its balance sheet mix. With a stated goal of increasing loans/leases as a percentage of assets to at least 70%, the Company plans to fund this loan/lease growth with a mixture of core deposits and cash from the taxable investment securities portfolio.

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

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended June 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$19,523	$6	0.12%	$12,323	$4	0.13%
Interest-bearing deposits at financial institutions	45,229	65	0.58%	43,445	71	0.66%
Investment securities (1)	608,688	4,548	3.00%	702,579	4,765	2.72%
Restricted investment securities	15,083	108	2.87%	16,604	139	3.36%
Gross loans/leases receivable (1) (2) (3)	1,686,068	18,541	4.41%	1,518,902	17,093	4.51%

Total interest earning assets	$2,374,591	$23,268	3.93%	$2,293,853	$22,072	3.86%

Noninterest-earning assets:
Cash and due from banks	$42,810			$44,406
Premises and equipment	38,666			36,524
Less allowance	(24,405)			(22,876)
Other	86,508			73,758

Total assets	$2,518,170			$2,425,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$784,148	450	0.23%	$721,687	453	0.25%
Time deposits	384,895	634	0.66%	379,064	649	0.69%
Short-term borrowings	160,479	53	0.13%	162,314	61	0.15%
FHLB advances	173,742	1,002	2.31%	227,226	1,496	2.64%
Junior subordinated debentures	40,475	313	3.10%	40,339	307	3.05%
Other borrowings	129,802	1,108	3.42%	144,105	1,174	3.27%

Total interest-bearing liabilities	$1,673,541	$3,560	0.85%	$1,674,735	$4,140	0.99%

Noninterest-bearing demand deposits	$629,744			$576,774
Other noninterest-bearing liabilities	33,074			31,626
Total liabilities	$2,336,359			$2,283,135
Stockholders' equity	181,811			142,530

Total liabilities and stockholders' equity	$2,518,170			$2,425,665

Net interest income		$19,708			$17,932

Net interest spread			3.08%			2.87%

Net interest margin			3.33%			3.14%

Ratio of average interest-earning assets to average interest-bearing liabilities	141.89%			136.97%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the three months ended June 30, 2015

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2015 vs. 2014
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$2	$(2)	$4
Interest-bearing deposits at financial institutions	(6)	(22)	16
Investment securities (2)	(217)	2,113	(2,330)
Restricted investment securities	(31)	(19)	(12)
Gross loans/leases receivable (2) (3) (4)	1,448	(2,344)	3,792

Total change in interest income	$1,196	$(274)	$1,470

INTEREST EXPENSE
Interest-bearing deposits	$(3)	$(158)	$155
Time deposits	(15)	(68)	53
Short-term borrowings	(8)	(7)	(1)
FHLB advances	(494)	(170)	(324)
Junior subordinated debentures	6	5	1
Other borrowings	(66)	282	(348)

Total change in interest expense	$(580)	$(116)	$(464)

Total change in net interest income	$1,776	$(158)	$1,934

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the six months ended June 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$16,606	$11	0.13%	$11,659	$7	0.12%
Interest-bearing deposits at financial institutions	57,602	142	0.50%	65,911	162	0.50%
Investment securities (1)	617,261	9,037	2.95%	712,400	9,419	2.67%
Restricted investment securities	15,513	250	3.25%	16,927	269	3.20%
Gross loans/leases receivable (1) (2) (3)	1,660,887	36,893	4.48%	1,491,980	34,060	4.60%

Total interest earning assets	$2,367,867	$46,333	3.95%	$2,298,877	$43,917	3.85%

Noninterest-earning assets:
Cash and due from banks	$43,547			$44,118
Premises and equipment	38,373			36,628
Less allowance	(23,911)			(22,385)
Other	86,458			72,674

Total assets	$2,512,334			$2,429,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$785,749	892	0.23%	$718,369	899	0.25%
Time deposits	379,630	1,264	0.67%	380,893	1,304	0.69%
Short-term borrowings	170,697	117	0.14%	156,152	113	0.15%
FHLB advances	190,109	2,446	2.59%	230,927	3,052	2.67%
Junior subordinated debentures	40,458	620	3.09%	40,323	612	3.06%
Other borrowings	139,408	2,340	3.38%	143,211	2,346	3.30%

Total interest-bearing liabilities	$1,706,051	$7,679	0.91%	$1,669,875	$8,326	1.01%

Noninterest-bearing demand deposits	$607,617			$581,107
Other noninterest-bearing liabilities	33,691			32,633
Total liabilities	$2,347,359			$2,283,615
Stockholders' equity	164,975			146,297

Total liabilities and stockholders' equity	$2,512,334			$2,429,912

Net interest income		$38,654			$35,591

Net interest spread			3.04%			2.84%

Net interest margin			3.29%			3.12%

Ratio of average interest-earning assets to average interest-bearing liabilities	138.79%			137.67%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the six months ended June 30, 2015

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2015 vs. 2014
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$4	$1	$3
Interest-bearing deposits at financial institutions	(20)	1	(21)
Investment securities (2)	(382)	2,091	(2,473)
Restricted investment securities	(19)	11	(30)
Gross loans/leases receivable (2) (3) (4)	2,833	(2,448)	5,281

Total change in interest income	$2,416	$(344)	$2,760

INTEREST EXPENSE
Interest-bearing deposits	$(7)	$(172)	$165
Time deposits	(40)	(36)	(4)
Short-term borrowings	4	(14)	18
FHLB advances	(606)	(79)	(527)
Junior subordinated debentures	8	6	2
Other borrowings	(6)	118	(124)

Total change in interest expense	$(647)	$(177)	$(470)

Total change in net interest income	$3,063	$(167)	$3,230

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

ALLOWANCE FOR LOAN AND LEASE LOSSES

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance.

The Company’s allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in NPLs, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements.

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

Although management believes the level of the allowance as of June 30, 2015 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

OTHER–THAN-TEMPORARY IMPAIRMENT

The Company’s assessment of OTTI of its available-for-sale securities portfolio is another critical accounting policy as a result of the level of judgment required by management. Available-for-sale securities are evaluated to determine whether declines in fair value below their cost are other-than-temporary.

In estimating OTTI losses, management considers a number of factors including, but not limited to, (1) the length of time and extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) the current market conditions, and (4) the intent of the Company to not sell the security prior to recovery and whether it is not more-likely-than-not that the Company will be required to sell the security prior to recovery. The discussion regarding the Company’s assessment of OTTI should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased 4%, comparing the second quarter of 2015 to the same period of 2014 and comparing the first half of 2015 to the same period of 2014.

A portion of this growth was the result of the Company’s strategy to redeploy funds from the securities portfolio into higher yielding loans and leases. In addition, organic loan and lease growth has been strong over the past twelve months.

Overall, the Company’s average earning assets increased 4%, comparing the second quarter of 2015 to the second quarter of 2014. During the same time period, average gross loans and leases increased 11%, while average securities decreased 13%.

The securities portfolio yield continued to increase (from 2.72% for the second quarter of 2014 to 3.00% for the second quarter of 2015) as the Company continued to sell low-yielding investments taking advantage of favorable market opportunities. Additionally, the Company continued to take actions to diversify its securities portfolio, including increasing its portfolio of tax-exempt municipal securities, in an effort to increase tax equivalent interest income without additional income tax expense.

The Company intends to continue to grow quality loans and leases as well as diversify its securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the second quarter of 2015 decreased 14% from the second quarter of 2014. For the first six months of 2015, interest expense decreased 8% compared to the first six months of 2014. The Company has been successful in maintaining pricing discipline on deposits and decreasing the cost of borrowings, which has more than offset the growth impact and contributed to the net decline in interest expense.

Management has placed a strong focus on reducing the reliance on long-term wholesale funding as it tends to be higher cost than deposits. In the second quarter of 2015, the Company executed a balance sheet restructuring that is estimated to save $4.2 million of interest expense annually. Refer to Note 7 to the Consolidated Financial Statements for additional information regarding this restructuring.

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

The Company’s provision totaled $2.3 million for the second quarter of 2015, which was up $639 thousand from the prior quarter, and up $1.3 million compared to the second quarter of 2014. The increased provision was primarily the result of a $971 thousand increase in a specific allowance allocated to one relationship at QCBT, as well as general allowances allocated to new loan growth. This relationship is not a new NPA, but new circumstances developed this quarter requiring an increase in specific allowance allocation.

The Company had net charge-offs of $86 thousand for the second quarter of 2015 which, when coupled with the provision of $2.3 million, increased the Company’s allowance to $26.1 million at June 30, 2015. As of June 30, 2015, the Company’s allowance to total loans/leases was 1.52%, which was up from 1.44% at March 31, 2015, and up from 1.49% at June 30, 2014.

A more detailed discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change

Trust department fees	$1,511,176	$1,444,414	$66,762	4.6%
Investment advisory and management fees	758,433	710,858	47,575	6.7
Deposit service fees	1,100,866	1,091,923	8,943	0.8
Gains on sales of residential real estate loans	95,535	132,971	(37,436)	(28.2)
Gains on sales of government guaranteed portions of loans	69,346	508,168	(438,822)	(86.4)
Securities gains, net	-	571	(571)	(100.0)
Earnings on bank-owned life insurance	433,152	388,672	44,480	11.4
Swap fee income	393,723	-	393,723	100.0
Debit card fees	255,000	280,800	(25,800)	(9.2)
Correspondent banking fees	285,379	218,504	66,875	30.6
Participation service fees on commercial loan participations	223,827	208,005	15,822	7.6
Gains (losses) on other real estate owned, net	98,876	(126,657)	225,533	(178.1)
Other	426,293	485,984	(59,691)	(12.3)
Total noninterest income	$5,651,606	$5,344,213	$307,393	5.8%

	Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change

Trust department fees	$3,144,571	$2,944,756	$199,815	6.8%
Investment advisory and management fees	1,468,476	1,359,850	108,626	8.0
Deposit service fees	2,217,849	2,137,808	80,041	3.7
Gains on sales of residential real estate loans	181,675	196,458	(14,783)	(7.5)
Gains on sales of government guaranteed portions of loans	140,319	702,187	(561,868)	(80.0)
Securities gains, net	416,933	21,196	395,737	1,867.0
Earnings on bank-owned life insurance	911,891	842,836	69,055	8.2
Swap fee income	1,119,930	62,000	1,057,930	1,706.3
Debit card fees	493,000	511,405	(18,405)	(3.6)
Correspondent banking fees	605,000	450,647	154,353	34.3
Participation service fees on commercial loan participations	445,776	414,201	31,575	7.6
Gains (losses) on other real estate owned, net	69,923	(144,705)	214,628	(148.3)
Other	686,204	592,415	93,789	15.8
Total noninterest income	$11,901,547	$10,091,054	$1,810,493	17.9%

Trust department fees continue to be a significant contributor to noninterest income, increasing 5% from the second quarter of 2014 to the second quarter of 2015 and increasing 7% when comparing the first half of 2014 to the first half of 2015. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts. As the markets have strengthened with the national economy’s recovery from recession, the Company’s fee income has experienced similar growth. In recent years, the Company has been successful in expanding its customer base which has helped to drive the increases in fee income. Additionally, the Company recently started offering trust operations services to correspondent banks. Fees are expected to continue to grow as this new offering is rolled out.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Management has placed a strong emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, these fees are largely determined based on the value of the investments managed. And, similar to the trust department, the Company has had some success in expanding its customer base which has helped drive the recent increases in fee income. Investment advisory fees increased 7% from the second quarter of 2014 to the second quarter of 2015 and they increased 8% when comparing the first half of 2014 to the first half of 2015.

Deposit service fees expanded 1% comparing the second quarter of 2015 to the same period in 2014 and 4% comparing the first half of 2015 to the same period in 2014. The Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans decreased 28% comparing the second quarter of 2015 to the second quarter of 2014 and decreased 8% comparing the first half of 2015 to the same period of 2014. With the sustained historically low interest rate environment, refinancing activity has slowed as many of the Company’s existing and prospective customers have already executed a refinancing. Therefore, this area has become a much smaller contributor to overall noninterest income.

The Company’s gains on the sale of government guaranteed portions of loans for the second quarter of 2015 were down 86% compared to the second quarter of 2014 and were down 80% comparing the first half of 2015 to the same period in 2014. As one of its core strategies, the Company continues to leverage its small business lending expertise by taking advantage of programs offered by the SBA and the USDA. The Company’s portfolio of government guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government guaranteed portion on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government guaranteed portions of loans tends to fluctuate depending on the demand for small business loans that fit the criteria for the government guarantee. Further, some of the transactions can be large and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can be large. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing. The Company has added additional talent and is executing on strategies in an effort to make this a more consistent and larger source of revenue. The pipelines for SBA and USDA lending are strong and management believes that the Company will post stronger numbers in this category for the second half of 2015.

No securities gains or losses were recognized for the second quarter of 2015. For the first half of 2015, securities gains, net totaled $417 thousand, as the Company took advantage of market opportunities by selling approximately $55.0 million of government agency investments that were low-yielding. Proceeds were then used to purchase higher-yielding, tax-exempt municipal bonds and to fund loan and lease growth. This strategy is being used to shift the balance sheet mix in an effort to improve profitability. The Company intends to redeploy funds from the investment portfolio into higher yielding loans and leases, with a goal of growing loans and leases to 70-75% of total assets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Earnings on BOLI increased 11% from the second quarter of 2014 to the second quarter of 2015 and 8% from the first half of 2014 to the first half of 2015. There were no purchases of BOLI that contributed to this increase. Notably, a small portion of the Company’s BOLI is variable in nature whereby the returns are determined by the performance of the equity market. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

As a result of the sustained historically low interest rate environment, the Company was able to execute several interest rate swaps on select commercial loans, resulting in fee income of $394 thousand for the second quarter of 2015 and $1.1 million for the first half of 2015. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks as the circumstances are appropriate for the borrower and the Company.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees decreased 9% comparing the second quarter of 2015 to the second quarter of 2014 and decreased 4% comparing the first half of 2015 to the first half of 2014. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a modest increased interest rate that incentivizes debit card activity.

Correspondent banking fees increased 31% comparing the second quarter of 2015 to the second quarter of 2014 and increased 34% comparing the first half of 2015 to the first half of 2014. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund loan growth as well as a steady source of fee income. In 2014, the Company expanded its territory to Wisconsin in order to continue to build this business unit. The Company now serves approximately 173 Banks in Iowa, Illinois and Wisconsin.

Participation service fees on commercial loan participations represent fees paid to the Company by the participant(s) to cover servicing expenses incurred by the Company. The fee is generally 25 basis points of the participated loan amount. Additionally, the Company receives a mandated 1% servicing fee on the sold portion of government guaranteed loans. Participation service fees grew 8% comparing the second quarter of 2015 to the second quarter of 2014 and grew 8% comparing the first half of 2015 to the first half of 2014.

During the second quarter of 2015, the Company had several small gains and losses from the sales of OREO properties, for a net gain totaling $99 thousand. Year-to-date, the Company has recognized a small net gain totaling $70 thousand. Management continues to proactively manage its OREO portfolio in an effort to sell the properties as promptly as is prudent.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change

Salaries and employee benefits	$11,091,952	$9,922,191	$1,169,761	11.8%
Occupancy and equipment expense	1,865,552	1,838,971	26,581	1.4
Professional and data processing fees	1,470,695	1,403,915	66,780	4.8
FDIC and other insurance	730,563	695,365	35,198	5.1
Loan/lease expense	368,274	377,492	(9,218)	(2.4)
Advertising and marketing	489,504	501,548	(12,044)	(2.4)
Postage and telephone	214,142	258,121	(43,979)	(17.0)
Stationery and supplies	136,808	145,635	(8,827)	(6.1)
Bank service charges	358,996	324,397	34,599	10.7
Losses on debt extinguishment	6,894,185	-	6,894,185	100.0
Other	671,335	638,894	32,441	5.1
Total noninterest expense	$24,292,006	$16,106,529	$8,185,477	50.8%

	Six Months Ended
	June 30, 2015	June 30, 2014	$ Change	% Change

Salaries and employee benefits	$22,126,404	$19,940,109	$2,186,295	11.0%
Occupancy and equipment expense	3,659,723	3,733,259	(73,536)	(2.0)
Professional and data processing fees	2,941,212	2,988,321	(47,109)	(1.6)
FDIC and other insurance	1,449,620	1,410,115	39,505	2.8
Loan/lease expense	834,887	723,128	111,759	15.5
Advertising and marketing	907,741	839,135	68,606	8.2
Postage and telephone	463,098	548,796	(85,698)	(15.6)
Stationery and supplies	279,363	297,386	(18,023)	(6.1)
Bank service charges	696,454	622,429	74,025	11.9
Losses on debt extinguishment	6,894,185	-	6,894,185	100.0
Other	1,271,643	1,144,271	127,372	11.1
Total noninterest expense	$41,524,330	$32,246,949	$9,277,381	28.8%

Management places a strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency.

Salaries and employee benefits, which was the largest component of noninterest expense, increased from the second quarter of 2014 to the second quarter of 2015 by 12%. This category increased 11% comparing the first half of 2015 to the first half of 2014. This increase was largely the result of:

●	Customary annual salary and benefits increases for the majority of the Company’s employee base.
●	Higher accrued incentive compensation based on core net income.
●	Increased cost of providing health insurance to employees, including higher than expected claim experience.
●

Targeted talent additions. Throughout 2014, the Company added twelve business development/sales officers (four in the Wealth Management Division, four in the Commercial Banking area, three in the Correspondent Banking Division, and one at m2) in an effort to continue to grow market share. Two additional business development/sales officers (one in the Commercial Banking area and one at m2) were added in the first half of 2015.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Occupancy and equipment expense increased 1%, comparing the second quarter of 2015 to the same period of the prior year and decreased 2% comparing the first half of 2015 to the same period of the prior year. A portion of the year-to-date decrease is due to the relocation of the RB&T branch. In 2014, RB&T’s downtown Rockford branch was relocated to a more cost-effective space with improved visibility.

Professional and data processing fees increased 5% comparing the second quarter of 2015 to the same period in 2014 and decreased 2% comparing the first half of 2015 to the same period of the prior year. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

FDIC and other insurance expense increased 5% comparing the second quarter of 2015 to the second quarter of 2014 and increased 3% comparing the first half of 2015 to the first half of 2014. The slight increase in expense was due to an increase in the asset base, upon which the FDIC and other regulatory agencies calculate their fees. On June 16, 2015, the FDIC issued a Notice of Proposed Rulemaking on proposed refinements to the deposit insurance assessment system for small insured depository institutions (generally, those institutions with less than $10 billion in total assets). The refinements would become effective the quarter after the reserve ratio of the Deposit Insurance Fund reaches 1.15%. The Company’s initial analysis projects an immaterial change to the annual cost of FDIC insurance based on the Company’s current operations.

Loan/lease expense decreased 2% comparing the second quarter of 2015 to the same quarter of 2014 and increased 16% comparing the first half of 2015 to the same period of 2014. The Company incurred elevated levels of expense at the banks for certain existing NPLs as workouts progressed. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs. Management expects these historically elevated levels of expense to decline in line with the declining trend in NPLs. Additionally, a portion of these expenses are offset by the increase in income earned on OREO, as the income and expense related to repossessed properties must be recognized on a gross basis.

Bank service charges, which include costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased 11% from the second quarter of 2014 to the second quarter of 2015 and increased 12% comparing the first half of 2015 to the first half of 2014. The increase was due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio.

In the second quarter of 2015, the Company incurred $6.9 million of losses on debt extinguishment. These losses relate to the prepayment of certain FHLB advances and whole structured repurchase agreements. Refer to Note 7 to the Consolidated Financial Statements for additional information.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INCOME TAXES

In the second quarter of 2015, the Company recognized a tax benefit of $2.0 million, due to the net loss that was recognized. For the first half of the year, the Company recognized a tax benefit in the amount of $1.1 million. On a year-to-date basis, the Company had more nontaxable income than taxable income, which is driving this tax benefit. Following is a reconciliation of the expected income tax expense to the income tax expense (benefit) included in the consolidated statements of income for the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

Computed "expected" tax expense	$(874,380)	35.0%	$1,820,402	35.0%	$906,902	35.0%	$3,346,925	35.0%
Tax exempt income, net	(882,613)	(34.1)	(610,104)	(6.4)	(1,708,730)	(65.9)	(1,231,997)	(12.9)
Bank-owned life insurance	(151,603)	(5.9)	(127,607)	(1.3)	(319,162)	(12.3)	(286,564)	(3.0)
State income taxes, net of federal benefit, current year	(85,113)	(3.3)	189,189	2.0	85,217	3.3	348,790	3.6
Other*	19,299	0.7	(78,568)	(0.8)	(27,149)	(1.0)	(511,557)	(5.3)
Federal and state income tax expense (benefit)	$(1,974,411)	(7.6)%	$1,193,312	28.5%	$(1,062,922)	(40.9)%	$1,665,597	17.4%

*Includes a one-time tax benefit in the first quarter of 2014 of $381 thousand as a result of the finalization of tax issues related to the Community National acquisition following the filing of the acquired entity's final tax return.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	June 30, 2015		March 31, 2015		December 31, 2014		June 30, 2014
	(dollars in thousands)
			Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$110,233	4%	$76,292	3%	$120,350	5%	$113,569	5%
Securities	592,368	23%	637,404	26%	651,539	26%	682,122	28%
Net loans/leases	1,689,238	67%	1,630,568	65%	1,606,929	64%	1,526,301	62%
Other assets	151,130	6%	147,395	6%	146,140	5%	142,847	5%
Total assets	$2,542,969	100%	$2,491,659	100%	$2,524,958	100%	$2,464,839	100%

Total deposits	$1,836,767	72%	$1,734,269	70%	$1,679,668	67%	$1,677,368	69%
Total borrowings	456,567	18%	569,404	23%	662,558	26%	619,031	25%
Other liabilities	37,938	2%	36,990	1%	38,653	1%	33,797	1%
Total stockholders' equity	211,697	8%	150,996	6%	144,079	6%	134,643	5%
Total liabilities and stockholders' equity	$2,542,969	100%	$2,491,659	100%	$2,524,958	100%	$2,464,839	100%

During the second quarter of 2015, the Company’s total assets increased $51.3 million, or 2%, to a total of $2.5 billion, while total gross loans and leases grew $60.9 million, or 14.7% on an annualized basis. The loan and lease growth was funded primarily by deposit growth. Deposits grew $102.5 million, or 6%, during the quarter. Excess cash was also used to reduce borrowings, consisting mostly of FHLB advances, wholesale debt obligations and customer repurchase agreements. Borrowings decreased $112.8 million, or 20%, in the second quarter, mostly due to the balance sheet restructuring discussed in Note 7 to the Consolidated Financial Statements. Stockholders’ equity increased $60.7 million, or 40%, in the current quarter due to the common equity raise discussed in Note 7 to the Consolidated Financial Statements.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INVESTMENT SECURITIES. The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return. In recent years, management has elevated its focus on maximizing return while minimizing credit and interest rate risk. The Company has further diversified the portfolio by decreasing U.S government sponsored agency securities and residential mortgage-backed securities, while increasing municipal securities. Of the latter, the large majority are privately placed debt issuances by municipalities located in the Midwest (with some in or near the Company’s existing markets) and require a thorough underwriting process before investment. Additionally, management will continue to diversify the portfolio with further growth strictly dictated by the pace of growth in deposits and loans. Management expects to fund future loan growth partially with cashflow from the securities portfolio (calls and maturities of government sponsored agencies, paydowns on residential mortgage-backed securities, and/or targeted sales of securities that meet certain criteria as defined by management).

Following is a breakdown of the Company’s securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	June 30, 2015		March 31, 2015		December 31, 2014		June 30, 2014
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$256,444	43%	$299,180	47%	$307,869	47%	$325,620	48%
Municipal securities	251,992	42%	243,810	38%	229,230	35%	199,595	29%
Residential mortgage-backed and related securities	80,844	14%	91,363	14%	111,423	17%	153,895	23%
Other securities	3,088	1%	3,051	1%	3,017	1%	3,012	0%
	$592,368	100%	$637,404	100%	$651,539	100%	$682,122	100%

Securities as a % of Total Assets	23.29%		25.58%		25.80%		27.67%
Net Unrealized Gains (Losses) as a % of Amortized Cost	(0.69%)		0.31%		(0.19%)		(1.03%)
Duration (in years)	4.9		4.3		4.4		4.4

As a result of modest fluctuations in longer-term interest rates, the fair value of the Company’s securities portfolio remained in a net unrealized loss position of 0.69% of amortized cost at June 30, 2015 compared to 1.03% of amortized cost at June 30, 2014. Management performs an evaluation of the portfolio quarterly to understand the current market value as well as projections of market value in a variety of rising and falling interest rate scenarios. In addition, management has evaluated those securities with an unrealized loss position to determine whether the loss is derived from credit deterioration or the movement in interest rates. The evaluation determined that there were no securities in the portfolio with OTTI. See the “Critical Accounting Policies” section for further discussion on this evaluation.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The duration of the securities portfolio has increased slightly over the past twelve months for two reasons:

●

A portion of the government-sponsored agency securities contain call options at the discretion of the issuer whereby the issuer can call the security at par at certain times which vary by individual security. With a slight increase in longer-term market interest rates in 2014 and thus far in 2015, the duration of these callable agency securities extended as the likelihood of a call decreased.

●	Several maturities occurred in the second quarter of 2015. The securities that matured had very short terms and were utilized for collateral purposes.
●

Continued shift in mix as the Company increases its investment in longer-term, higher-yielding tax-exempt municipals and reduces its investments in lower-yielding government agencies and agency-sponsored mortgage-backed securities. This shift has led to modest extension of duration with significant increases in interest income (securities yield expanded from 2.72% in the second quarter of 2014 to 3.00% in the second quarter of 2015).

The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities. Additionally, the Company has not invested in the types of securities subject to the Volcker Rule (a provision of the Dodd-Frank Act).

See Note 2 to the Consolidated Financial Statements for additional information regarding the Company’s investment securities.

LOANS/LEASES. Total loans/leases grew 14.7% on an annualized basis during the second quarter of 2015. Compared to December 31, 2014, total loans/leases grew 10.5% on an annualized basis. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	June 30, 2015		March 31, 2015		December 31, 2014		June 30, 2014
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial and industrial loans	$606,826	36%	$534,885	32%	$523,927	32%	$480,494	31%
Commercial real estate loans	696,122	41%	709,682	43%	702,140	43%	683,376	44%
Direct financing leases	170,799	10%	167,244	10%	166,032	10%	155,004	10%
Residential real estate loans	161,985	9%	163,740	10%	158,633	10%	153,200	10%
Installment and other consumer loans	72,448	4%	71,902	5%	72,607	5%	71,443	5%
Total loans/leases	$1,708,180	100%	$1,647,453	100%	$1,623,339	100%	$1,543,517	100%
Plus deferred loan/lease origination costs, net of fees	7,204		6,998		6,664		5,851
Less allowance for estimated losses on loans/leases	(26,146)		(23,883)		(23,074)		(23,067)
Net loans/leases	$1,689,238		$1,630,568		$1,606,929		$1,526,301

As commercial real estate loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio. For example, management tracks the level of owner-occupied commercial real estate loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of both June 30, 2015 and December 31, 2014, approximately 37% of the commercial real estate loan portfolio was owner-occupied.

Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more commercial and industrial loans and direct financing leases, and fewer commercial real estate and construction loans. Commercial and industrial loans as a percentage of total loans and leases have grown from 31% at June 30, 2014 to 36% in the current quarter. During the same period, the Company has reduced its investment in commercial real estate loans from 44% to 41%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company’s commercial real estate loan portfolio:

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2015		2015		2014		2014
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Lessors of Nonresidential Buildings	$248,315	36%	$247,114	35%	$256,436	37%	$235,187	34%
Lessors of Residential Buildings	87,424	13%	73,611	10%	74,668	11%	65,237	10%
Nursing Care Facilities	15,293	2%	18,053	3%	17,078	2%	22,626	3%
Lessors of Other Real Estate Property	18,251	3%	17,532	2%	17,553	2%	16,642	3%
Land Subdivision	15,494	2%	15,814	2%	19,504	3%	28,234	4%
Hotels	17,648	3%	15,342	2%	16,252	2%	20,207	3%
New Car Dealers	12,978	2%	15,693	2%	16,090	2%	16,010	2%
Other *	280,719	40%	306,523	43%	284,559	41%	279,233	41%

Total Commercial Real Estate Loans	$696,122	100%	$709,682	100%	$702,140	100%	$683,376	100%

* “Other” consists of all other industries. None of these had concentrations greater than $15.0 million, or approximately 2% of total commercial real estate loans in the most recent period presented.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three and six months ended June 30, 2015 and 2014 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands)		(dollars in thousands)
Balance, beginning	$23,883	$22,653	$23,074	$21,448
Provisions charged to expense	2,349	1,002	4,059	2,096
Loans/leases charged off	(536)	(676)	(1,643)	(755)
Recoveries on loans/leases previously charged off	450	88	656	278
Balance, ending	$26,146	$23,067	$26,146	$23,067

The allowance was $26.1 million at June 30, 2015 compared to $23.1 million at December 31, 2014 and $23.1 million at June 30, 2014. Net charge-offs of loans/leases for the second quarter of 2015 were one basis point of average loans/leases. Year-to-date net charge-offs were six basis points of average loans/leases.

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

The Company’s levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
	(dollars in thousands)
Special Mention (Rating 6)	$35,093	$39,571	$32,958	$34,306
Substandard (Rating 7)	24,688	30,522	35,715	53,409
Doubtful (Rating 8)	-	-	-	-
	$59,781	$70,093	$68,673	$87,715

Criticized Loans **	$59,781	$70,093	$68,673	$87,715
Classified Loans ***	$24,688	$30,522	$35,715	$53,409

* Amounts above include the government guaranteed portion, if any. For the calculation of allowance, the Company assigns internal risk ratings of Pass (Rating 2) for the government guaranteed portion.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company experienced a 15% decrease in criticized loans during the second quarter of 2015, while classified loans decreased 19% during this same period. NPLs also decreased 10% during the same period. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

The following table summarizes the trend in the allowance as a percentage of gross loans/leases and as a percentage of NPLs.

	As of
	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014

Allowance / Gross Loans/Leases	1.52%	1.44%	1.42%	1.49%
Allowance / Nonperforming Loans/Leases *	176.02%	144.35%	114.78%	115.68%

*NPLs consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing TDRs.

In accordance with generally accepted accounting principles for acquisition accounting, the acquired Community National loans were recorded at market value; therefore, there was no allowance associated with Community National’s loans at acquisition.

Although management believes that the allowance at June 30, 2015 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s allowance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS. The table below presents the amounts of NPAs.

	As of June 30,	As of March 31,	As of December 31,	As of June 30,	As of December 31,
	2015	2015	2014	2014	2013
	(dollars in thousands)
Nonaccrual loans/leases (1) (2)	$13,542	$14,529	$18,588	$17,652	$17,878
Accruing loans/leases past due 90 days or more	46	668	93	104	84
TDRs - accruing	1,266	1,348	1,421	2,184	2,523
Total nonperforming loans/leases	14,854	16,545	20,102	19,940	20,485
OREO	11,952	13,245	12,768	10,951	9,729
Other repossessed assets	297	326	155	290	346
Total nonperforming assets	$27,103	$30,116	$33,025	$31,181	$30,560

Nonperforming loans/leases to total loans/leases	0.87%	1.00%	1.23%	1.29%	1.40%
Nonperforming assets to total loans/leases plus repossessed property	1.57%	1.81%	2.01%	2.00%	2.08%
Nonperforming assets to total assets	1.07%	1.21%	1.31%	1.27%	1.28%
Texas ratio (3)	11.50%	17.52%	20.26%	20.23%	18.43%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $3.9 million at June 30, 2015, $4.1 million at March 31, 2015, $5.0 million at December 31, 2014, $9.8 million at June 30, 2014, and $10.9 million at December 31, 2013.
(3)

Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance. Texas Ratio is a non-GAAP financial measure. Management included this ratio as it is considered by many investors and analysts to be a metric with which to analyze and evaluate asset quality. Other companies may calculate this ratio differently.

NPAs at June 30, 2015 were $27.1 million, which were down $3.0 million from March 31, 2015, and down $4.1 million from June 30, 2014. In addition, the ratio of NPAs to total assets was 1.07% at June 30, 2015, which was down from 1.21% at March 31, 2015, and down from 1.27% at June 30, 2014. During the first six months of 2015, the Company saw improvement in NPAs due to the payoff or improved performance of nonaccrual loans, as well as the sale of OREO.

The large majority of the NPAs consist of nonaccrual loans/leases, accruing TDRs, and OREO. For nonaccrual loans/leases and accruing TDRs, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.

Additionally, a portion of several of the nonaccrual loans are guaranteed by the government. At June 30, 2015, government guaranteed amounts of nonaccrual loans totaled approximately $866 thousand, or 6% of the $13.5 million of total nonaccrual loans/leases.

OREO is carried at the lower of carrying amount or fair value less costs to sell.

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS. Deposits grew $102.5 million during the second quarter of 2015. The table below presents the composition of the Company’s deposit portfolio.

	As of
	June 30, 2015		March 31, 2015		December 31, 2014		June 30, 2014
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$633,370	34%	$582,510	34%	$511,992	31%	$531,063	31%
Interest bearing demand deposits	785,705	43%	804,351	46%	792,052	47%	760,242	46%
Time deposits	322,826	18%	279,660	16%	306,364	18%	298,011	18%
Brokered time deposits	94,866	5%	67,748	4%	69,260	4%	88,052	5%
	$1,836,767	100%	$1,734,269	100%	$1,679,668	100%	$1,677,368	100%

The Company has been successful in growing its noninterest bearing deposit portfolio over the past several years. During the second quarter, noninterest bearing demand deposits grew $50.9 million, or 9%.

Quarter-end balances can fluctuate a great deal due to large customer and correspondent bank activity. Management will continue to focus on growing its noninterest bearing deposit portfolio, including its correspondent banking business at QCBT, as well as shifting the mix from brokered and other higher cost deposits to lower cost core deposits.

BORROWINGS. The subsidiary banks offer short-term repurchase agreements to some of their significant customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank of Chicago or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of
	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
	(dollars in thousands)
Overnight repurchase agreements with customers	$118,795	$150,796	$137,252	$114,712
Federal funds purchased	49,780	32,540	131,100	89,610
	$168,575	$183,336	$268,352	$204,322

It is management’s intention to continue to reduce its reliance on wholesale funding, including FHLB advances, wholesale structured repurchase agreements, and brokered time deposits. Replacement of this funding with core deposits helps to reduce interest expense as the wholesale funding tends to be higher cost. However, the Company may choose to utilize wholesale funding sources to supplement funding needs, as this is a way for the Company to effectively and efficiently manage interest rate risk.

See Notes 5, 6 and 7 to the Consolidated Financial Statements for additional information regarding FHLB advances, other borrowings and the balance sheet restructuring that occurred in the second quarter of 2015.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STOCKHOLDERS’ EQUITY. The table below presents the composition of the Company’s stockholders’ equity.

	As of
	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
	Amount	Amount	Amount	Amount
	(dollars in thousands)
Common stock	$11,820	$8,113	$8,074	$8,050
Additional paid in capital - common	122,511	62,149	61,669	60,999
Retained earnings	81,066	82,055	77,877	71,137
AOCI (loss)	(2,094)	285	(1,935)	(3,937)
Less: Treasury stock	(1,606)	(1,606)	(1,606)	(1,606)
Total common stockholders' equity	211,697	150,996	144,079	134,643

Total stockholders' equity	$211,697	$150,996	$144,079	$134,643

TCE* / TA	8.15%	5.88%	5.52%	5.27%
TCE/TA excluding accumulated other comprehensive income (loss)	8.21%	5.87%	5.60%	5.43%

*TCE is defined as total common stockholders’ equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure.

The following table presents the rollforward of stockholders’ equity for the three and six months ended June 30, 2015 and 2014, respectively.

	For the quarter ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Beginning balance	$150,996	$141,357	$144,079	$147,577
Net income (loss)	(524)	4,008	3,654	7,897
Other comprehensive income, net of tax	(2,379)	4,476	(158)	9,707
Preferred and common cash dividends declared	(465)	(689)	(465)	(1,397)
Proceeds from issuance of 3,680,000 shares of common stock, net of costs	63,484	-	63,484	-
Redemption of 15,000 shares of Series F Preferred Stock	-	-	-	(15,000)
Redemption of 14,867 shares of Series F Preferred Stock	-	(14,824)	-	(14,824)
Other *	585	315	1,103	683
Ending balance	$211,697	$134,643	$211,697	$134,643

*Includes mostly common stock issued for options exercised and the employee stock purchase plans, as well as stock-based compensation.

Refer to Note 7 of the Consolidated Financial Statements for additional information regarding the common stock issuance in the second quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $107.6 million during the second quarter of 2015, $118.8 million during 2014 and $102.8 million during 2013. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, wholesale structured repurchase agreements, brokered time deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its securities portfolio (both residential mortgage-backed securities and municipal securities).

At June 30, 2015, the subsidiary banks had 32 lines of credit totaling $339.2 million, of which $14.7 million was secured and $324.5 million was unsecured. At June 30, 2015, $300.2 million was available as $39.0 million was utilized for short-term borrowing needs at QCBT.

At December 31, 2014, the subsidiary banks had 35 lines of credit totaling $351.6 million, of which $17.1 million was secured and $334.5 million was unsecured. At December 31, 2014, $237.6 million was available as $114.0 million was utilized for short-term borrowing needs at QCBT and RB&T.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $40.0 million secured revolving credit note with a variable interest rate and a maturity of June 30. 2016. At June 30, 2015, the Company had not borrowed on this revolving credit note and had the full amount available.

The Company currently has $308.0 million in correspondent banking deposits spread over 173 relationships. While the Company feels that these funds are very stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $15.0 million during the first six months of 2015 and used $47.8 million for the same period of 2014. Proceeds from calls, maturities, paydowns, and sales of securities were $240.3 million for the first six months of 2015 compared to $66.2 million for the same period of 2014. Purchases of securities used cash of $181.3 million for the first six months of 2015 compared to $36.1 million for the same period of 2014. Of the $181.3 million in securities purchases, $122.5 million was short-term in nature and purchased for collateral needs. As of June 30, 2015, all of these short-term securities have matured. The net increase in loans/leases used cash of $85.8 million for the first six months of 2015 compared to $91.3 million for the same period of 2014.

Financing activities provided cash of $7.9 million for the first six months of 2015 compared to $54.8 million for same period of 2014. Net increases in deposits totaled $157.1 million for the first six months of 2015 compared to $30.4 million for the same period of 2014. During the first six months of 2015, the Company’s short-term borrowings decreased $99.8 million, while they increased $55.0 million for the same period of 2014. During the first six months of 2015, the Company used $110.4 million to prepay select FHLB advances and other borrowings. In the same period, the Company received $63.5 million of proceeds from the public common stock offering of 3.7 million shares of common stock.

Total cash provided by operating activities was $8.9 million for the first six months of 2015 compared to $7.3 million for the same period of 2014.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities. Trust preferred securities are reported on the Company’s balance sheet as liabilities, but currently qualify for treatment as regulatory capital.

The following table presents the details of the trust preferred securities issued and outstanding as of June 30, 2015.

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 6/30/15	Interest Rate as of 12/31/2014

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.13%	3.08%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.13%	3.08%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.08%	2.03%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	1.83%	1.78%
Community National Statutory Trust II	September 2004	3,093,000	2.17% over 3-month LIBOR	2.45%	2.42%
Community National Statutory Trust III	March 2007	3,609,000	1.75% over 3-month LIBOR	2.04%	1.99%
		$42,787,000	Weighted Average Rate	2.55%	2.50%

The Company assumed the trust preferred securities originally issued by Community National in connection with its acquisition in May 2013. As a result of acquisition accounting, the liabilities were recorded at fair value upon acquisition with the resulting discount being accreted as interest expense on a level yield basis over the expected term. The original discount totaled $2.6 million. As of June 30, 2015, the remaining discount was $2.3 million.

Refer to Note 8 to the Consolidated Financial Statements for information regarding regulatory capital requirements and restrictions on dividends.

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

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of March 31, 2015	As of December 31, 2014	As of December 31, 2013

100 basis point downward shift	-10.0%	-2.6%	-1.7%	-1.0%
200 basis point upward shift	-10.0%	-3.4%	-5.0%	-4.8%
300 basis point upward shock	-25.0%	-7.3%	-11.9%	-11.0%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at March 31, 2015 (the most recent quarter available) were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

Part I

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In 2014, the Company executed two interest rate cap transactions, each with a notional value of $15.0 million, for a total of $30.0 million. The interest rate caps purchased essentially set a ceiling to the interest rate paid on the $30.0 million of short-term FHLB advances that are being hedged, minimizing the interest rate risk associated with rising interest rates. The Company will continue to analyze and evaluate similar transactions as an alternative and cost effective way to mitigate interest rate risk.

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934 as of June 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Other than the risk factor listed below, there have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company’s 2014 Annual Report on Form 10-K. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Our correspondent banking business subjects us to concentration and lending risks.

We have significantly grown our portfolio of correspondent bank customers in recent years. As of June 30, 2015, noninterest-bearing correspondent bank deposits totaled approximately $308.0 million, which was 17% of our total deposits and 12% of our total assets. We closely monitor this concentration using measures such as detailed trend reporting on an individual bank basis. Should the liquidity needs change for our downstream correspondent banks and the level of the noninterest-bearing deposits they have with us decline, our liquidity would be negatively impacted. We may have to replace the funding with higher cost deposits or other borrowings, which could have a material adverse impact on our liquidity, results of operations and financial condition.

As part of our relationship with some of our correspondent banking customers, in addition to credit arrangements at the depository institution, we also make secured loans to the parent bank holding company. As of June 30, 2015, we had approximately $70.7 million in loans outstanding to correspondent banking customers. Currently, consistent with market practices in this business line, we seek to structure these loans as senior secured loans and, with respect to our loans to bank holding companies, we take the capital stock of the subsidiary depository institution as collateral. Notwithstanding our efforts to manage the credit risks associated with our correspondent banking business, the failure or financial distress of a depository institution owned by a bank holding company to whom we have made a loan may result in an impairment of our loan and lease losses. To the extent that our correspondent banking customers experience deterioration in their financial condition, our results of operations and financial condition may be adversely impacted.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION - continued

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

Not applicable

Item 5	Other Information

None

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION - continued

Item 6                 Exhibits

10.1	Underwriting Agreement, dated May 7, 2015 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K dated May 8, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2015 and June 30, 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and June 30, 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2015 and June 30, 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	August 7, 2015	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date	August 7, 2015	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer

Date	August 7, 2015	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin, Vice President
Controller & Director of Financial Reporting
Principal Accounting Officer