Form 10-Q
period 2015-09-30
QCR HOLDINGS INC
filed 2015-11-06
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 3, 2015, the Registrant had outstanding 11,741,029 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets	3
		As of September 30, 2015 and December 31, 2014

		Consolidated Statements of Income
		For the Three Months Ended September 30, 2015 and 2014	4

		Consolidated Statements of Income
		For the Nine Months Ended September 30, 2015 and 2014	5

		Consolidated Statements of Comprehensive Income
		For the Three and Nine Months Ended September 30, 2015 and 2014	6

		Consolidated Statements of Changes in Stockholders' Equity
		For the Three and Nine Months Ended September 30, 2015 and 2014	7

		Consolidated Statements of Cash Flows
		For the Nine Months Ended September 30, 2015 and 2014	9

		Notes to Consolidated Financial Statements

		Note 1. Summary of Significant Accounting Policies	11
		Note 2. Investment Securities	13
		Note 3. Loans/Leases Receivable	18
		Note 4. Derivatives and Hedging Activities	28
		Note 5. Federal Home Loan Bank Advances	29
		Note 6. Other Borrowings and Unused Lines of Credit	30
		Note 7. Common Stock Offering and Balance Sheet Restructuring	32
		Note 8. Regulatory Capital Requirements and Restrictions on Dividends	33
		Note 9. Earnings Per Share	35
		Note 10. Fair Value	35
		Note 11. Business Segment Information	39

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

		Introduction	41
		General	41
		Executive Overview	41
		Long-Term Financial Goals	44
		Strategic Developments	45
		GAAP to Non-GAAP Reconciliations	46
		Net Interest Income (Tax Equivalent Basis)	48
		Critical Accounting Policies	53

		Results of Operations
		Interest Income	54
		Interest Expense	54
		Provision for Loan/Lease Losses	55
		Noninterest Income	56
		Noninterest Expense	60
		Income Taxes	63
		Financial Condition	63
		Investment Securities	64
		Loans/Leases	65
		Allowance for Estimated Losses on Loans/Leases	67
		Nonperforming Assets	69
		Deposits	70
		Borrowings	70
		Stockholders' Equity	71
		Liquidity and Capital Resources	71
		Special Note Concerning Forward-Looking Statements	74

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	75

	Item 4	Controls and Procedures	78

Part II	OTHER INFORMATION

	Item 1	Legal Proceedings	79

	Item 1A	Risk Factors	79

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	79

	Item 3	Defaults upon Senior Securities	80

	Item 4	Mine Safety Disclosures	80

	Item 5	Other Information	80

	Item 6	Exhibits	81

Signatures			82

Throughout the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, we use certain acronyms and abbreviations, as defined in Note 1.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of September 30, 2015 and December 31, 2014

	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$41,053,241	$38,235,019
Federal funds sold	34,330,000	46,780,000
Interest-bearing deposits at financial institutions	32,275,631	35,334,682

Securities held to maturity, at amortized cost	238,640,598	199,879,574
Securities available for sale, at fair value	352,134,351	451,659,630
Total securities	590,774,949	651,539,204

Loans receivable held for sale	533,225	553,000
Loans/leases receivable held for investment	1,755,139,144	1,629,450,070
Gross loans/leases receivable	1,755,672,369	1,630,003,070
Less allowance for estimated losses on loans/leases	(25,534,344)	(23,074,365)
Net loans/leases receivable	1,730,138,025	1,606,928,705

Premises and equipment, net	38,065,241	36,021,128
Bank-owned life insurance	55,042,457	53,723,548
Restricted investment securities	14,931,025	15,559,575
Other real estate owned, net	8,140,283	12,767,636
Goodwill	3,222,688	3,222,688
Core deposit intangible	1,521,287	1,670,921
Other assets	26,359,890	23,174,994
Total assets	$2,575,854,717	$2,524,958,100

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$585,300,296	$511,991,864
Interest-bearing	1,270,018,691	1,167,676,149
Total deposits	1,855,318,987	1,679,668,013

Short-term borrowings	167,564,212	268,351,670
Federal Home Loan Bank advances	133,000,000	203,500,000
Other borrowings	115,000,000	150,282,492
Junior subordinated debentures	40,526,691	40,423,735
Other liabilities	43,329,588	38,653,681
Total liabilities	2,354,739,478	2,380,879,591

STOCKHOLDERS' EQUITY
Common stock, $1 par value; shares authorized 20,000,000	11,728,911	8,074,443
September 2015 - 11,728,911 shares issued and outstanding
December 2014 - 8,074,443 shares issued and 7,953,197 outstanding
Additional paid-in capital	122,573,712	61,668,968
Retained earnings	86,649,405	77,876,824
Accumulated other comprehensive income (loss):
Securities available for sale	1,010,014	(1,535,849)
Interest rate cap derivatives	(846,803)	(399,367)
Less treasury stock, at cost	-	(1,606,510)
September 2015 - 0 common shares
December 2014 - 121,246 common shares
Total stockholders' equity	221,115,239	144,078,509
Total liabilities and stockholders' equity	$2,575,854,717	$2,524,958,100

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended September 30,

	2015	2014
Interest and dividend income:
Loans/leases, including fees	$19,278,335	$17,735,190
Securities:
Taxable	1,639,534	2,327,836
Nontaxable	2,021,804	1,531,534
Interest-bearing deposits at financial institutions	66,604	66,397
Restricted investment securities	127,172	128,153
Federal funds sold	7,663	7,532
Total interest and dividend income	23,141,112	21,796,642

Interest expense:
Deposits	1,140,419	1,168,385
Short-term borrowings	63,815	64,665
Federal Home Loan Bank advances	537,473	1,497,456
Other borrowings	944,903	1,279,626
Junior subordinated debentures	316,976	311,179
Total interest expense	3,003,586	4,321,311

Net interest income	20,137,526	17,475,331

Provision for loan/lease losses	1,635,263	1,063,323
Net interest income after provision for loan/lease losses	18,502,263	16,412,008

Noninterest income:
Trust department fees	1,531,964	1,355,700
Investment advisory and management fees	782,442	726,908
Deposit service fees	1,186,701	1,168,961
Gains on sales of residential real estate loans	84,609	120,627
Gains on sales of government guaranteed portions of loans	759,668	158,736
Securities gains, net	56,580	19,429
Earnings on bank-owned life insurance	407,018	434,065
Swap fee income	62,700	-
Debit card fees	289,500	251,600
Correspondent banking fees	310,759	295,147
Participation service fees on commercial loan participations	201,822	218,268
Gains on other real estate owned, net	1,134,093	30,596
Other	841,070	381,636
Total noninterest income	7,648,926	5,161,673

Noninterest expense:
Salaries and employee benefits	10,583,361	10,358,783
Occupancy and equipment expense	1,863,648	1,798,030
Professional and data processing fees	1,742,268	1,530,139
FDIC and other insurance	702,136	711,792
Loan/lease expense	252,860	184,908
Advertising and marketing	460,411	555,076
Postage and telephone	220,895	146,759
Stationery and supplies	144,967	138,377
Bank service charges	392,352	337,067
Other	830,433	721,209
Total noninterest expense	17,193,331	16,482,140

Net income before income taxes	8,957,858	5,091,541
Federal and state income tax expense	2,468,871	1,028,876

Net income	$6,488,987	$4,062,665

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.55	$0.51
Diluted	$0.55	$0.50
Weighted average common shares outstanding	11,713,993	7,931,944
Weighted average common and common equivalent shares outstanding	11,875,930	8,053,985

Cash dividends declared per common share	$-	$-

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Nine Months Ended September 30,

	2015	2014
Interest and dividend income:
Loans/leases, including fees	$55,528,578	$51,379,586
Securities:
Taxable	5,317,794	7,484,279
Nontaxable	5,642,692	4,434,005
Interest-bearing deposits at financial institutions	208,323	228,167
Restricted investment securities	377,651	396,648
Federal funds sold	18,416	14,544
Total interest and dividend income	67,093,454	63,937,229

Interest expense:
Deposits	3,296,351	3,371,593
Short-term borrowings	181,084	177,172
Federal Home Loan Bank advances	2,982,834	4,549,412
Other borrowings	3,285,231	3,625,751
Junior subordinated debentures	937,375	923,386
Total interest expense	10,682,875	12,647,314

Net interest income	56,410,579	51,289,915

Provision for loan/lease losses	5,694,384	3,159,364
Net interest income after provision for loan/lease losses	50,716,195	48,130,551

Noninterest income:
Trust department fees	4,676,535	4,300,456
Investment advisory and management fees	2,250,918	2,086,758
Deposit service fees	3,404,550	3,306,769
Gains on sales of residential real estate loans	266,284	317,085
Gains on sales of government guaranteed portions of loans	899,987	860,923
Securities gains, net	473,513	40,625
Earnings on bank-owned life insurance	1,318,909	1,276,901
Swap fee income	1,182,630	62,000
Debit card fees	782,500	763,005
Correspondent banking fees	915,759	745,794
Participation service fees on commercial loan participations	647,598	632,469
Gains (losses) on other real estate owned, net	1,204,016	(114,109)
Other	1,603,175	1,063,222
Total noninterest income	19,626,374	15,341,898

Noninterest expense:
Salaries and employee benefits	32,709,765	30,298,892
Occupancy and equipment expense	5,507,533	5,515,448
Professional and data processing fees	4,683,480	4,518,460
FDIC and other insurance	2,151,756	2,121,907
Loan/lease expense	1,087,747	908,036
Advertising and marketing	1,368,152	1,394,211
Postage and telephone	683,993	695,555
Stationery and supplies	424,330	435,763
Bank service charges	1,088,806	959,496
Losses on debt extinguishment	6,894,185	-
Other	2,193,815	1,970,492
Total noninterest expense	58,793,562	48,818,260

Net income before income taxes	11,549,007	14,654,189
Federal and state income tax expense	1,405,949	2,694,473

Net income	$10,143,058	$11,959,716

Less: Preferred stock dividends	-	1,081,877
Net income attributable to QCR Holdings, Inc. common stockholders	$10,143,058	$10,877,839

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$1.03	$1.37
Diluted	$1.01	$1.35
Weighted average common shares outstanding	9,878,882	7,919,201
Weighted average common and common equivalent shares outstanding	10,024,441	8,040,418

Cash dividends declared per common share	$0.04	$0.04

 See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,
	2015	2014
Net income	$6,488,987	$4,062,665

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	4,155,252	(1,455,231)
Less reclassification adjustment for gains included in net income before tax	56,580	19,429
	4,098,672	(1,474,660)
Unrealized gains (losses) on interest rate cap derivatives:
Unrealized holding gains (losses) arising during the period before tax	(419,219)	87,756
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	20,099	(10,968)
	(439,318)	98,724

Other comprehensive income (loss), before tax	3,659,354	(1,375,936)
Tax expense (benefit)	1,402,871	(563,761)
Other comprehensive income (loss), net of tax	2,256,483	(812,175)

Comprehensive income attributable to QCR Holdings, Inc.	$8,745,470	$3,250,490

	Nine Months Ended September 30,
	2015	2014
Net income	$10,143,058	$11,959,716

Other comprehensive income:

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	4,598,599	14,691,007
Less reclassification adjustment for gains included in net income before tax	473,513	40,625
	4,125,086	14,650,382
Unrealized losses on interest rate cap derivatives:
Unrealized holding losses arising during the period before tax	(672,169)	(163,393)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	30,562	(10,968)
	(702,731)	(152,425)

Other comprehensive income, before tax	3,422,355	14,497,957
Tax expense	1,323,928	5,603,334
Other comprehensive income, net of tax	2,098,427	8,894,623

Comprehensive income attributable to QCR Holdings, Inc.	$12,241,485	$20,854,339

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Nine Months Ended September 30, 2015 and 2014

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2014	$8,074,443	$61,668,968	$77,876,824	$(1,935,216)	$(1,606,510)	$144,078,509
Net income	-	-	4,177,889	-	-	4,177,889
Other comprehensive income, net of tax	-	-	-	2,220,865	-	2,220,865
Proceeds from issuance of 5,679 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	5,679	82,641	-	-	-	88,320
Proceeds from issuance of 9,688 shares of common stock as a result of stock options exercised	9,688	94,728	-	-	-	104,416
Stock compensation expense	-	367,775				367,775
Tax benefit of nonqualified stock options exercised	-	15,651	-	-	-	15,651
Restricted stock awards	26,502	(26,502)	-	-	-	-
Exchange of 3,272 shares of common stock in connection with restricted stock vested, net	(3,272)	(54,188)	-	-	-	(57,460)
Balance March 31, 2015	$8,113,040	$62,149,073	$82,054,713	$285,649	$(1,606,510)	$150,995,965
Net loss	-	-	(523,818)	-	-	(523,818)
Other comprehensive loss, net of tax	-	-	-	(2,378,921)	-	(2,378,921)
Common cash dividends declared, $0.04 per share	-	-	(464,706)	-	-	(464,706)
Proceeds from issuance of 3,680,000 shares of common stock, net of issuance costs	3,680,000	59,804,123	-	-	-	63,484,123
Proceeds from issuance of 8,558 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	8,558	128,927	-	-	-	137,485
Proceeds from issuance of 17,240 shares of common stock as a result of stock options exercised	17,240	238,717	-	-	-	255,957
Tax benefit of nonqualified stock options exercised	-	15,827	-	-	-	15,827
Exchange of 630 shares of common stock in connection with stock options exercised	(630)	(10,616)	-	-	-	(11,246)
Stock compensation expense	-	186,751	-	-	-	186,751
Restricted stock awards	1,616	(1,616)	-	-	-	-
Balance June 30, 2015	$11,819,824	$122,511,186	$81,066,189	$(2,093,272)	$(1,606,510)	$211,697,417
Net income	-	-	6,488,987	-	-	6,488,987
Other comprehensive income, net of tax	-	-	-	2,256,483	-	2,256,483
Adjustment to common cash dividends declared	-	-	(1,393)	-	-	(1,393)
Proceeds from issuance of 5,394 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	5,394	81,309	-	-	-	86,703
Proceeds from issuance of 24,711 shares of common stock as a result of stock options exercised	24,711	318,732	-	-	-	343,443
Tax benefit of nonqualified stock options exercised	-	39,632	-	-	-	39,632
Retirement of treasury stock, 121,246 shares of common stock	(121,246)	(580,886)	(904,378)	-	1,606,510	-
Stock compensation expense	-	203,967	-	-	-	203,967
Restricted stock awards	228	(228)	-	-	-	-
Balance September 30, 2015	$11,728,911	$122,573,712	$86,649,405	$163,211	$-	$221,115,239

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) - continued

Three and Nine Months Ended September 30, 2015 and 2014

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2013	$29,867	$8,005,708	$90,154,528	$64,637,173	$(13,643,986)	$(1,606,510)	$147,576,780
Net income	-	-	-	3,889,215	-	-	3,889,215
Other comprehensive income, net of tax	-	-	-	-	5,230,784	-	5,230,784
Preferred cash dividends declared	-	-	-	(708,008)	-	-	(708,008)
Redemption of 15,000 shares of Series F Noncumulative Perpetual Preferred Stock	(15,000)	-	(14,985,000)	-	-	-	(15,000,000)
Proceeds from issuance of 6,189 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	6,189	78,256	-	-	-	84,445
Proceeds from issuance of 9,814 shares of common stock as a result of stock options exercised	-	9,814	85,582	-	-	-	95,396
Stock compensation expense	-	-	347,752				347,752
Tax benefit of nonqualified stock options exercised	-	-	18,647	-	-	-	18,647
Restricted stock awards	-	27,197	(27,197)	-	-	-	-
Exchange of 10,300 shares of common stock in connection with restricted stock vested, net	-	(10,300)	(167,684)	-	-	-	(177,984)
Balance March 31, 2014	$14,867	$8,038,608	$75,504,884	$67,818,380	$(8,413,202)	$(1,606,510)	$141,357,027
Net income	-	-	-	4,007,836	-	-	4,007,836
Other comprehensive income, net of tax	-	-	-	-	4,476,014	-	4,476,014
Common cash dividends declared, $0.04 per share	-	-	-	(315,053)	-	-	(315,053)
Preferred cash dividends declared	-	-	-	(373,869)	-	-	(373,869)
Redemption of 14,867 shares of Series F Noncumulative Perpetual Preferred Stock	(14,867)	-	(14,809,055)	-	-	-	(14,823,922)
Proceeds from issuance of 8,361 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	8,361	119,797	-	-	-	128,158
Proceeds from issuance of 630 shares of common stock as a result of stock options exercised	-	630	5,159	-	-	-	5,789
Stock compensation expense	-	-	179,265				179,265
Tax benefit of nonqualified stock options exercised	-	-	1,284	-	-	-	1,284
Restricted stock awards	-	2,290	(2,290)	-	-	-	-
Balance June 30, 2014	$-	$8,049,889	$60,999,044	$71,137,294	$(3,937,188)	$(1,606,510)	$134,642,529
Net income	-	-	-	4,062,665	-	-	4,062,665
Other comprehensive loss, net of tax	-	-	-	-	(812,175)	-	(812,175)
Proceeds from issuance of 5,481 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	5,481	78,533	-	-	-	84,014
Proceeds from issuance of 2,400 shares of common stock as a result of stock options exercised	-	2,400	19,097	-	-	-	21,497
Tax benefit of nonqualified stock options exercised			5,189				5,189
Stock compensation expense	-	-	176,257				176,257
Restricted stock awards	-	289	(289)	-	-	-	-
Balance September 30, 2014	$-	$8,058,059	$61,277,831	$75,199,959	$(4,749,363)	$(1,606,510)	$138,179,976

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,143,058	$11,959,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,283,558	2,092,992
Provision for loan/lease losses	5,694,384	3,159,364
Stock-based compensation expense	758,493	703,274
Deferred compensation expense accrued	767,292	996,941
Losses (gains) on other real estate owned, net	(1,204,016)	114,109
Amortization of premiums on securities, net	756,876	1,470,641
Securities gains, net	(473,513)	(40,625)
Loans originated for sale	(29,968,289)	(32,643,486)
Proceeds on sales of loans	31,154,335	33,537,484
Gains on sales of residential real estate loans	(266,284)	(317,085)
Gains on sales of government guaranteed portions of loans	(899,987)	(860,923)
Losses on debt extinguishment	6,894,185	-
Amortization of core deposit intangible	149,634	149,634
Accretion of acquisition fair value adjustments, net	(334,990)	(549,604)
Increase in cash value of bank-owned life insurance	(1,318,909)	(1,276,901)
Increase in other assets	(5,211,555)	(346,977)
Increase in other liabilities	4,269,482	712,565
Net cash provided by operating activities	$23,193,754	$18,861,119

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	12,450,000	9,675,000
Net decrease (increase) in interest-bearing deposits at financial institutions	3,059,051	(1,586,856)
Proceeds from sales of other real estate owned	6,774,151	1,172,365
Purchase of derivative instruments	-	(2,071,650)
Activity in securities portfolio:
Purchases	(200,249,686)	(48,493,532)
Calls, maturities and redemptions	187,029,003	30,827,423
Paydowns	11,859,406	19,147,455
Sales	65,889,838	65,754,467
Activity in restricted investment securities:
Purchases	(2,806,650)	(1,653,450)
Redemptions	3,435,200	3,377,900
Net increase in loans/leases originated and held for investment	(129,356,790)	(115,589,620)
Purchase of premises and equipment	(4,327,671)	(1,587,828)
Net cash used in investing activities	$(46,244,148)	$(41,028,326)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	175,656,866	66,893,213
Net increase (decrease) in short-term borrowings	(100,787,458)	12,893,731
Activity in Federal Home Loan Bank advances:
Term advances	5,000,000	2,000,000
Calls and maturities	(24,000,000)	(23,850,000)
Net change in short-term and overnight advances	24,000,000	(13,000,000)
Prepayments	(81,192,185)	-
Activity in other borrowings:
Proceeds from other borrowings	-	10,000,000
Calls, maturities and scheduled principal payments	(7,350,000)	-
Prepayments	(29,177,000)	(1,000,000)
Payment of cash dividends on common and preferred stock	(782,054)	(1,964,607)
Net proceeds from common stock offering, 3,680,000 shares issued	63,484,123	-
Redemption of 15,000 shares of Series F Noncumulative Perpetual Preferred Stock, net	-	(15,000,000)
Redemption of 14,867 shares of Series F Noncumulative Perpetual Preferred Stock, net	-	(14,823,922)
Proceeds from issuance of common stock, net	1,016,324	394,179
Net cash provided by financing activities	$25,868,616	$22,542,594

Net increase in cash and due from banks	2,818,222	375,387
Cash and due from banks, beginning	38,235,019	41,950,790
Cash and due from banks, ending	$41,053,241	$42,326,177

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Nine Months Ended September 30, 2015 and 2014

	2015	2014
Supplemental disclosure of cash flow information, cash payments for:
Interest	$10,880,589	$12,445,044

Income/franchise taxes	$1,985,275	$3,457,500

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	$2,098,427	$8,894,623

Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	$(68,706)	$(177,984)

Tax benefit of nonqualified stock options exercised	$71,110	$25,120

Transfers of loans to other real estate owned	$942,782	$2,237,268

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2015

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim period ended September 30, 2015, are not necessarily indicative of the results expected for the year ending December 31, 2015.

The acronyms and abbreviations identified below are used in the Notes to the Consolidated Financial Statements as well as in Management’s Discussion & Analysis of Financial Condition & Results of Operations. It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	NIM: Net interest margin
AOCI: Accumulated other comprehensive income (loss)	NPA: Nonperforming asset
ASU: Accounting Standards Update	NPL: Nonperforming loan
BOLI: Bank-owned life insurance	OREO: Other real estate owned
Community National: Community National Bancorporation	OTTI: Other-than-temporary impairment
CRBT: Cedar Rapids Bank & Trust Company	Provision: Provision for loan/lease losses
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	QCBT: Quad City Bank & Trust Company
Consumer Protection Act	RB&T: Rockford Bank & Trust Company
EPS: Earnings per share	SBA: U.S. Small Business Administration
Exchange Act: Securities Exchange Act of 1934, as amended	SEC: Securities and Exchange Commission
FASB: Financial Accounting Standards Board	TA: Tangible assets
FDIC: Federal Deposit Insurance Corporation	TCE: Tangible common equity
FHLB: Federal Home Loan Bank	TDRs: Troubled debt restructurings
m2: m2 Lease Funds, LLC	USDA: U.S. Department of Agriculture

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

Recent accounting developments: In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally effective for the Company on January 1, 2017, however, FASB recently issued ASU 2015-14 which defers the effective date in order to provide additional time for both public and private entities to evaluate the impact. ASU 2014-09 will now be effective for the Company on January 1, 2018 and it is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Reclassifications: Certain amounts in the prior year’s consolidated financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of September 30, 2015 and December 31, 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
September 30, 2015
Securities held to maturity:
Municipal securities	$237,590,598	$2,429,898	$(1,649,655)	$238,370,841
Other securities	1,050,000	-	-	1,050,000
	$238,640,598	$2,429,898	$(1,649,655)	$239,420,841

Securities available for sale:
U.S. govt. sponsored agency securities	$247,911,701	$577,904	$(865,014)	$247,624,591
Residential mortgage-backed and related securities	74,444,924	938,379	(481,744)	74,901,559
Municipal securities	26,815,175	925,922	(39,445)	27,701,652
Other securities	1,344,814	633,415	(71,680)	1,906,549
	$350,516,614	$3,075,620	$(1,457,883)	$352,134,351

December 31, 2014:
Securities held to maturity:
Municipal securities	$198,829,574	$2,420,298	$(1,186,076)	$200,063,796
Other securities	1,050,000	-	-	1,050,000
	$199,879,574	$2,420,298	$(1,186,076)	$201,113,796

Securities available for sale:
U.S. govt. sponsored agency securities	$312,959,760	$173,685	$(5,263,873)	$307,869,572
Residential mortgage-backed and related securities	110,455,925	1,508,331	(541,032)	111,423,224
Municipal securities	29,408,740	1,053,713	(62,472)	30,399,981
Other securities	1,342,554	625,145	(846)	1,966,853
	$454,166,979	$3,360,874	$(5,868,223)	$451,659,630

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2015 and December 31, 2014, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2015:
Securities held to maturity:
Municipal securities	$53,289,140	$(1,053,551)	$15,450,731	$(596,104)	$68,739,871	$(1,649,655)

Securities available for sale:
U.S. govt. sponsored agency securities	$54,246,955	$(229,249)	$74,289,108	$(635,765)	$128,536,063	$(865,014)
Residential mortgage-backed and related securities	18,732,443	(126,214)	20,731,733	(355,530)	39,464,176	(481,744)
Municipal securities	1,621,304	(11,388)	852,734	(28,057)	2,474,038	(39,445)
Other securities	71,751	(71,680)	-	-	71,751	(71,680)
	$74,672,453	$(438,531)	$95,873,575	$(1,019,352)	$170,546,028	$(1,457,883)

December 31, 2014:
Securities held to maturity:
Municipal securities	$20,419,052	$(587,992)	$38,779,545	$(598,084)	$59,198,597	$(1,186,076)

Securities available for sale:
U.S. govt. sponsored agency securities	$23,970,085	$(102,695)	$255,743,056	$(5,161,178)	$279,713,141	$(5,263,873)
Residential mortgage-backed and related securities	10,710,671	(10,139)	37,570,774	(530,893)	48,281,445	(541,032)
Municipal securities	920,935	(1,773)	4,425,337	(60,699)	5,346,272	(62,472)
Other securities	243,004	(846)	-	-	243,004	(846)
	$35,844,695	$(115,453)	$297,739,167	$(5,752,770)	$333,583,862	$(5,868,223)

At September 30, 2015, the investment portfolio included 483 securities. Of this number, 128 securities were in an unrealized loss position. The aggregate losses of these securities totaled less than 1% of the total amortized cost of the portfolio. Of these 128 securities, 48 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At September 30, 2015 and December 31, 2014, equity securities represented less than 1% of the total portfolio.

The Company did not recognize OTTI on any debt or equity securities for the three or nine months ended September 30, 2015 and 2014.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities for the three and nine months ended September 30, 2015 and 2014, respectively, were from securities identified as available for sale. Information on proceeds received, as well as pre-tax gross gains and losses from sales on those securities are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Proceeds from sales of securities	$11,922,915	$39,876,889	$65,889,838	$65,754,467
Pre-tax gross gains from sales of securities	102,766	357,934	672,317	379,130
Pre-tax gross losses from sales of securities	(46,186)	(338,505)	(198,804)	(338,505)

The amortized cost and fair value of securities as of September 30, 2015 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table. “Other securities” available for sale are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$4,391,209	$4,396,637
Due after one year through five years	17,965,982	18,089,831
Due after five years	216,283,407	216,934,373
	$238,640,598	$239,420,841

Securities available for sale:
Due in one year or less	$1,356,439	$1,360,215
Due after one year through five years	120,148,336	120,643,573
Due after five years	153,222,101	153,322,455
	$274,726,876	$275,326,243
Residential mortgage-backed and related securities	74,444,924	74,901,559
Other securities	1,344,814	1,906,549
	$350,516,614	$352,134,351

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value
Securities held to maturity:
Municipal securities	$131,904,972	$132,612,402

Securities available for sale:
U.S. govt. sponsored agency securities	159,441,770	158,761,957
Municipal securities	16,774,804	17,200,807
	$176,216,574	$175,962,764

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of September 30, 2015, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 81 issuers with fair values totaling $64.7 million and revenue bonds issued by 87 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $201.4 million. The Company held investments in general obligation bonds in 19 states, including four states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in eight states, including four states in which the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuer’s state:

September 30, 2015:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	15	$20,225,477	$20,363,737	$1,357,582
Illinois	10	11,851,955	12,191,238	1,219,124
Missouri	12	7,930,365	7,968,565	664,047
North Dakota	3	6,675,000	6,767,961	2,255,987
Other	41	17,122,829	17,398,100	424,344
Total general obligation bonds	81	$63,805,626	$64,689,601	$798,637

December 31, 2014:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	14	$20,156,969	$20,446,655	$1,460,475
Illinois	10	22,447,799	22,784,638	2,278,464
Missouri	11	8,424,928	8,426,047	766,004
Other	42	16,838,719	17,110,831	407,401
Total general obligation bonds	77	$67,868,415	$68,768,171	$893,093

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuer’s state:

September 30, 2015:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	40	$75,016,470	$75,197,907	$1,879,948
Iowa	26	71,365,816	71,890,381	2,765,015
Indiana	14	34,701,481	34,707,516	2,479,108
Kansas	3	11,751,560	11,688,179	3,896,060
Other	4	7,764,820	7,898,909	1,974,727
Total revenue bonds	87	$200,600,147	$201,382,892	$2,314,746

December 31, 2014:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	30	$62,358,276	$62,584,516	$2,086,151
Iowa	20	59,417,246	60,402,941	3,020,147
Indiana	8	17,991,200	17,925,721	2,240,715
Kansas	2	12,307,866	12,332,528	6,166,264
Other	4	8,295,311	8,449,900	2,112,475
Total revenue bonds	64	$160,369,899	$161,695,606	$2,526,494

Both general obligation and revenue bonds are diversified across many issuers. As of September 30, 2015 and December 31, 2014, the Company did not hold general obligation or revenue bonds of any single issuer, the aggregate book or market value of which exceeded 5% and 10%, respectively, of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company’s municipal securities are owned by each of the three charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually, and as of September 30, 2015, all were well within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of total risk-based capital.

As of September 30, 2015, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of September 30, 2015 and December 31, 2014 is presented as follows:

	As of September 30,	As of December 31,
	2015	2014

Commercial and industrial loans	$647,398,566	$523,927,140
Commercial real estate loans
Owner-occupied commercial real estate	247,779,183	260,069,080
Commercial construction, land development, and other land	45,011,361	68,118,989
Other non owner-occupied commercial real estate	399,778,590	373,952,353
	692,569,134	702,140,422

Direct financing leases *	173,304,223	166,032,416
Residential real estate loans **	165,060,663	158,632,492
Installment and other consumer loans	69,862,991	72,606,480
	1,748,195,577	1,623,338,950
Plus deferred loan/lease origination costs, net of fees	7,476,792	6,664,120
	1,755,672,369	1,630,003,070
Less allowance for estimated losses on loans/leases	(25,534,344)	(23,074,365)
	$1,730,138,025	$1,606,928,705

* Direct financing leases:
Net minimum lease payments to be received	$195,626,557	$188,181,432
Estimated unguaranteed residual values of leased assets	1,165,706	1,488,342
Unearned lease/residual income	(23,488,040)	(23,637,358)
	173,304,223	166,032,416
Plus deferred lease origination costs, net of fees	6,710,311	6,639,244
	180,014,534	172,671,660
Less allowance for estimated losses on leases	(3,248,633)	(3,442,915)
	$176,765,901	$169,228,745

*Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors, which is combined with management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider, which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three or nine months ended September 30, 2015 and 2014.

**Includes residential real estate loans held for sale totaling $533,225 and $553,000 as of September 30, 2015, and December 31, 2014, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The aging of the loan/lease portfolio by classes of loans/leases as of September 30, 2015 and December 31, 2014 is presented as follows:

	As of September 30, 2015
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$637,545,096	$4,169,089	$148,932	$-	$5,535,449	$647,398,566
Commercial Real Estate
Owner-Occupied Commercial Real Estate	246,787,360	80,056	-	-	911,767	247,779,183
Commercial Construction, Land Development, and Other Land	44,788,952	-	-	-	222,409	45,011,361
Other Non Owner-Occupied Commercial Real Estate	397,650,373	163,163	349,588	-	1,615,466	399,778,590
Direct Financing Leases	171,036,424	892,496	279,815	-	1,095,488	173,304,223
Residential Real Estate	163,433,860	46,638	46,626	-	1,533,539	165,060,663
Installment and Other Consumer	69,333,416	121,009	51,505	2,411	354,650	69,862,991
	$1,730,575,481	$5,472,451	$876,466	$2,411	$11,268,768	$1,748,195,577

As a percentage of total loan/lease portfolio	99.00%	0.31%	0.05%	0.00%	0.64%	100.00%

	As of December 31, 2014
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$515,616,752	$323,145	$-	$822	$7,986,421	$523,927,140
Commercial Real Estate
Owner-Occupied Commercial Real Estate	259,166,743	239,771	-	-	662,566	260,069,080
Commercial Construction, Land Development, and Other Land	67,021,157	729,983	111,837	-	256,012	68,118,989
Other Non Owner-Occupied Commercial Real Estate	360,970,551	3,448,902	2,840,862	60,000	6,632,038	373,952,353
Direct Financing Leases	164,059,914	573,575	293,212	-	1,105,715	166,032,416
Residential Real Estate	154,303,644	2,528,287	475,343	25,673	1,299,545	158,632,492
Installment and Other Consumer	71,534,329	172,872	246,882	6,916	645,481	72,606,480
	$1,592,673,090	$8,016,535	$3,968,136	$93,411	$18,587,778	$1,623,338,950

As a percentage of total loan/lease portfolio	98.11%	0.49%	0.24%	0.01%	1.15%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NPLs by classes of loans/leases as of September 30, 2015 and December 31, 2014 are presented as follows:

	As of September 30, 2015
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Accruing TDRs	Total NPLs	Percentage of Total NPLs

Commercial and Industrial	$-	$5,535,449	$174,071	$5,709,520	46.37%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	911,767	-	911,767	7.41%
Commercial Construction, Land Development, and Other Land	-	222,409	-	222,409	1.81%
Other Non Owner-Occupied Commercial Real Estate	-	1,615,466	-	1,615,466	13.12%
Direct Financing Leases	-	1,095,488	-	1,095,488	8.90%
Residential Real Estate	-	1,533,539	406,712	1,940,251	15.76%
Installment and Other Consumer	2,411	354,650	459,129	816,190	6.63%
	$2,411	$11,268,768	$1,039,912	$12,311,091	100.00%

*Nonaccrual loans/leases includes $1,865,749 of TDRs, including $1,260,992 in commercial and industrial loans, $335,409 in commercial real estate loans, $47,846 in direct financing leases, $207,299 in residential real estate loans, and $14,203 in installment loans.

	As of December 31, 2014
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases **	Accruing TDRs	Total NPLs	Percentage of Total NPLs

Commercial and Industrial	$822	$7,986,421	$235,926	$8,223,169	40.91%
Commercial Real Estate				$-
Owner-Occupied Commercial Real Estate	-	662,566	-	$662,566	3.30%
Commercial Construction, Land Development, and Other Land	-	256,012	-	$256,012	1.27%
Other Non Owner-Occupied Commercial Real Estate	60,000	6,632,038	-	$6,692,038	33.29%
Direct Financing Leases	-	1,105,715	233,557	$1,339,272	6.66%
Residential Real Estate	25,673	1,299,545	489,183	$1,814,401	9.02%
Installment and Other Consumer	6,916	645,481	462,552	$1,114,949	5.55%
	$93,411	$18,587,778	$1,421,218	$20,102,407	100.00%

**Nonaccrual loans/leases includes $5,013,041 of TDRs, including $1,227,537 in commercial and industrial loans, $3,214,468 in commercial real estate loans, $61,144 in direct financing leases, $506,283 in residential real estate loans, and $3,609 in installment loans.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance by portfolio segment for the three and nine months ended September 30, 2015 and 2014, respectively, are presented as follows:

	Three Months Ended September 30, 2015

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$10,020,866	$9,929,656	$3,352,303	$1,720,135	$1,123,040	$26,146,000
Provisions charged to expense	520,058	573,119	361,071	130,742	50,273	1,635,263
Loans/leases charged off	(145,665)	(1,813,973)	(483,420)	(25,928)	(6,837)	(2,475,823)
Recoveries on loans/leases previously charged off	136,909	19,913	18,679	4,107	49,296	228,904
Balance, ending	$10,532,168	$8,708,715	$3,248,633	$1,829,056	$1,215,772	$25,534,344

	Three Months Ended September 30, 2014

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$6,549,378	$10,277,692	$3,319,131	$1,439,185	$1,481,638	$23,067,024
Provisions (credits) charged to expense	851,542	(196,865)	509,657	(53,963)	(47,048)	1,063,323
Loans/leases charged off	(741,127)	(120,505)	(741,478)	(42,022)	(86,370)	(1,731,502)
Recoveries on loans/leases previously charged off	254,265	68,346	19,577	9,870	17,014	369,072
Balance, ending	$6,914,058	$10,028,668	$3,106,887	$1,353,070	$1,365,234	$22,767,917

	Nine Months Ended September 30, 2015

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$8,750,317	$8,353,386	$3,442,915	$1,525,952	$1,001,795	$23,074,365
Provisions charged to expense	1,513,430	2,490,766	1,238,505	324,925	126,758	5,694,384
Loans/leases charged off	(391,303)	(2,165,049)	(1,496,010)	(25,928)	(40,886)	(4,119,176)
Recoveries on loans/leases previously charged off	659,724	29,612	63,223	4,107	128,105	884,771
Balance, ending	$10,532,168	$8,708,715	$3,248,633	$1,829,056	$1,215,772	$25,534,344

	Nine Months Ended September 30, 2014

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$5,648,774	$10,705,434	$2,517,217	$1,395,849	$1,180,774	$21,448,048
Provisions (credits) charged to expense	1,930,050	(460,356)	1,428,678	42,712	218,280	3,159,364
Loans/leases charged off	(967,207)	(436,056)	(885,966)	(95,464)	(102,107)	(2,486,800)
Recoveries on loans/leases previously charged off	302,441	219,646	46,958	9,973	68,287	647,305
Balance, ending	$6,914,058	$10,028,668	$3,106,887	$1,353,070	$1,365,234	$22,767,917

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance by impairment evaluation and by portfolio segment as of September 30, 2015 and December 31, 2014 is presented as follows:

	As of September 30, 2015
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$2,649,170	$154,086	$153,333	$250,084	$345,457	$3,552,130
Allowance for nonimpaired loans/leases	7,882,998	8,554,629	3,095,300	1,578,972	870,315	21,982,214
	$10,532,168	$8,708,715	$3,248,633	$1,829,056	$1,215,772	$25,534,344

Impaired loans/leases	$5,036,852	$2,739,644	$1,095,486	$1,940,250	$813,778	$11,626,010
Nonimpaired loans/leases	642,361,714	689,829,490	172,208,737	163,120,413	69,049,213	1,736,569,567
	$647,398,566	$692,569,134	$173,304,223	$165,060,663	$69,862,991	$1,748,195,577

Allowance as a percentage of impaired loans/leases	52.60%	5.62%	14.00%	12.89%	42.45%	30.55%
Allowance as a percentage of nonimpaired loans/leases	1.23%	1.24%	1.80%	0.97%	1.26%	1.27%
	1.63%	1.26%	1.87%	1.11%	1.74%	1.45%

	As of December 31, 2014
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$3,300,199	$1,170,020	$356,996	$151,663	$265,795	$5,244,673
Allowance for nonimpaired loans/leases	5,450,118	7,183,366	3,085,919	1,374,289	736,000	17,829,692
	$8,750,317	$8,353,386	$3,442,915	$1,525,952	$1,001,795	$23,074,365

Impaired loans/leases	$7,279,709	$7,433,383	$1,339,272	$1,788,729	$1,165,548	$19,006,641
Nonimpaired loans/leases	516,647,431	694,707,039	164,693,144	156,843,763	71,440,932	1,604,332,309
	$523,927,140	$702,140,422	$166,032,416	$158,632,492	$72,606,480	$1,623,338,950

Allowance as a percentage of impaired loans/leases	45.33%	15.74%	26.66%	8.48%	22.80%	27.59%
Allowance as a percentage of nonimpaired loans/leases	1.05%	1.03%	1.87%	0.88%	1.03%	1.11%
	1.67%	1.19%	2.07%	0.96%	1.38%	1.42%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the nine months ended September 30, 2015 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$360,420	$470,197	$-	$370,376	$5,579	$5,579
Commercial Real Estate
Owner-Occupied Commercial Real Estate	431,065	524,839	-	510,604	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	17,291	-	-
Other Non Owner-Occupied Commercial Real Estate	1,973,169	1,973,169	-	3,412,360	-	-
Direct Financing Leases	579,219	579,219	-	797,396	4,142	4,142
Residential Real Estate	661,490	697,067	-	1,036,845	1,845	1,845
Installment and Other Consumer	12,666	12,666	-	448,095	4,387	4,387
	$4,018,029	$4,257,157	$-	$6,592,967	$15,953	$15,953

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$4,676,432	$4,681,930	$2,649,170	$4,792,439	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	335,410	576,228	154,086	335,963	-	-
Other Non Owner-Occupied Commercial Real Estate	-	-	-	-	-	-
Direct Financing Leases	516,267	516,267	153,333	379,841	-	-
Residential Real Estate	1,278,760	1,278,760	250,084	835,674	6,778	6,778
Installment and Other Consumer	801,112	801,112	345,457	699,182	5,903	5,903
	$7,607,981	$7,854,297	$3,552,130	$7,043,099	$12,681	$12,681

Total Impaired Loans/Leases:
Commercial and Industrial	$5,036,852	$5,152,127	$2,649,170	$5,162,815	$5,579	$5,579
Commercial Real Estate
Owner-Occupied Commercial Real Estate	431,065	524,839	-	510,604	-	-
Commercial Construction, Land Development, and Other Land	335,410	576,228	154,086	353,254	-	-
Other Non Owner-Occupied Commercial Real Estate	1,973,169	1,973,169	-	3,412,360	-	-
Direct Financing Leases	1,095,486	1,095,486	153,333	1,177,237	4,142	4,142
Residential Real Estate	1,940,250	1,975,827	250,084	1,872,519	8,623	8,623
Installment and Other Consumer	813,778	813,778	345,457	1,147,277	10,290	10,290
	$11,626,010	$12,111,454	$3,552,130	$13,636,066	$28,634	$28,634

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended September 30, 2015 and 2014, respectively, are presented as follows:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
Classes of Loans/Leases	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$365,798	$1,870	$1,870	$621,836	$17,855	$17,855
Commercial Real Estate
Owner-Occupied Commercial Real Estate	451,851	-	-	751,191	-	-
Commercial Construction, Land Development, and Other Land	9,968	-	-	1,397,733	-	-
Other Non Owner-Occupied Commercial Real Estate	2,868,950	-	-	4,051,261	-	-
Direct Financing Leases	634,378	325	325	1,152,456	-	-
Residential Real Estate	900,938	1,362	1,362	1,186,197	704	704
Installment and Other Consumer	328,669	3,912	3,912	494,498	-	-
	$5,560,552	$7,469	$7,469	$9,655,172	$18,559	$18,559

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$4,735,149	$-	$-	$3,454,429	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	-	-	439,701	-	-
Commercial Construction, Land Development, and Other Land	335,707	-	-	796,194	-	-
Other Non Owner-Occupied Commercial Real Estate	-	-	-	6,034,473	-	-
Direct Financing Leases	488,860	-	-	578,317	-	-
Residential Real Estate	984,558	1,981	1,981	564,278	1,296	1,296
Installment and Other Consumer	723,674	1,391	1,391	826,092	890	890
	$7,267,948	$3,372	$3,372	$12,693,484	$2,186	$2,186

Total Impaired Loans/Leases:
Commercial and Industrial	$5,100,947	$1,870	$1,870	$4,076,265	$17,855	$17,855
Commercial Real Estate
Owner-Occupied Commercial Real Estate	451,851	-	-	1,190,892	-	-
Commercial Construction, Land Development, and Other Land	345,675	-	-	2,193,927	-	-
Other Non Owner-Occupied Commercial Real Estate	2,868,950	-	-	10,085,734	-	-
Direct Financing Leases	1,123,238	325	325	1,730,773	-	-
Residential Real Estate	1,885,496	3,343	3,343	1,750,475	2,000	2,000
Installment and Other Consumer	1,052,343	5,303	5,303	1,320,590	890	890
	$12,828,500	$10,841	$10,841	$22,348,656	$20,745	$20,745

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For commercial and industrial and commercial real estate loans, the Company’s credit quality indicator consists of internally assigned risk ratings. Each commercial loan is assigned a risk rating upon origination. The risk rating is reviewed every 15 months, at a minimum, and on an as-needed basis depending on the specific circumstances of the loan.

For direct financing leases, residential real estate loans, and installment and other consumer loans, the Company’s credit quality indicator is performance determined by delinquency status. Delinquency status is updated daily by the Company’s loan system.

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total	As a % of Total

Pass (Ratings 1 through 5)	$619,562,207	$237,616,448	$42,172,844	$386,936,606	$1,286,288,105	96.00%
Special Mention (Rating 6)	15,739,256	8,064,486	1,780,000	4,878,807	30,462,549	2.27%
Substandard (Rating 7)	12,097,103	2,098,249	1,058,517	7,963,177	23,217,046	1.73%
Doubtful (Rating 8)	-	-	-	-	-	-
	$647,398,566	$247,779,183	$45,011,361	$399,778,590	$1,339,967,700	100.00%

	As of September 30, 2015
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$172,208,735	$163,120,412	$69,046,801	$404,375,948	99.06%
Nonperforming	1,095,488	1,940,251	816,190	3,851,929	0.94%
	$173,304,223	$165,060,663	$69,862,991	$408,227,877	100.00%

	As of December 31, 2014
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total	As a % of Total

Pass (Ratings 1 through 5)	$491,883,568	$245,237,462	$65,691,737	$354,581,419	$1,157,394,186	94.40%
Special Mention (Rating 6)	17,034,909	12,637,930	-	3,285,191	32,958,030	2.69%
Substandard (Rating 7)	15,008,663	2,193,688	2,427,252	16,085,743	35,715,346	2.91%
Doubtful (Rating 8)	-	-	-	-	-	-
	$523,927,140	$260,069,080	$68,118,989	$373,952,353	$1,226,067,562	100.00%

	As of December 31, 2014
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$164,693,144	$156,818,091	$71,491,531	$393,002,766	98.93%
Nonperforming	1,339,272	1,814,401	1,114,949	4,268,622	1.07%
	$166,032,416	$158,632,492	$72,606,480	$397,271,388	100.00%

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing TDRs.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of September 30, 2015 and December 31, 2014, TDRs totaled $2,905,661 and $6,434,259, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three and nine months ended September 30, 2014. There was one TDR that was restructured during the three and nine months ended September 30, 2015. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended September 30, 2015				For the three months ended September 30, 2014
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Interest rate adjusted below market
Installment and Other Consumer	1	$14,203	$14,203	$-	-	$-	$-	$-
	1	$14,203	$14,203	$-	-	$-	$-	$-

CONCESSION - Other
Commercial and Industrial	-	$-	$-	$-	1	$96,439	$71,760	$7,125
	-	$-	$-	$-	1	$96,439	$71,760	$7,125

TOTAL	1	$14,203	$14,203	-	1	$96,439	$71,760	7,125

	For the nine months ended September 30, 2015				For the nine months ended September 30, 2014
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Significant payment delay
Commercial and Industrial	-	$-	$-	$-	3	$889,154	$889,154	$239,783
Direct Financing Leases	-	$-	$-	$-	1	$89,443	$89,443	$-
	-	$-	$-	$-	4	$978,597	$978,597	$239,783

CONCESSION - Interest rate adjusted below market
Installment and Other Consumer	1	$14,203	$14,203	$-	-	$-	$-	$-
	1	$14,203	$14,203	$-	-	$-	$-	$-

CONCESSION - Extension of Maturity
Direct Financing Leases	-	$-	$-	$-	1	$70,144	$70,144	$24,246
	-	$-	$-	$-	1	$70,144	$70,144	$24,246

CONCESSION - Other
Commercial and Industrial	-	$-	$-	$-	1	$427,849	$427,849	$113,449
Residential Real Estate	-	$-	$-	$-	1	$96,439	$71,760	$7,125
	-	$-	$-	$-	2	$524,288	$499,609	$120,574

TOTAL	1	$14,203	$14,203	-	7	$1,573,029	$1,548,350	$384,603

Of the TDRs reported above, one with a post-modification recorded investment of $14,203 was on nonaccrual as of September 30, 2015, and three with post-modification recorded investments totaling $75,767 were on nonaccrual as of September 30, 2014.

For the three and nine months ended September 30, 2015 and 2014, none of the Company’s TDRs had redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES

Following is a summary of interest rate cap derivatives held by the Company as of September 30, 2015 and December 31, 2014. An initial premium of $2.1 million was paid for the two caps. The fair value of these instruments will fluctuate with market value changes, as well as amortization of the initial premium to interest expense.

Effective Date	Maturity Date	Balance Sheet Location	Notional Amount	Accounting Treatment	September 30, 2015 Fair Value	December 31, 2014 Fair Value
June 5, 2014	June 5, 2019	Other Assets	$15,000,000	Cash Flow Hedging	$271,913	$608,189
June 5, 2014	June 5, 2021	Other Assets	15,000,000	Cash Flow Hedging	512,742	879,197
			$30,000,000		$784,655	$1,487,386

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges to the extent they are effective hedges, are recorded as a component of AOCI. The following is a summary of how AOCI was impacted during the reporting periods:

	Three Months Ended
	September 30, 2015	September 30, 2014
Unrealized loss at beginning of period, net of tax	$(574,311)	$(251,149)
Amount reclassified from AOCI to noninterest income related to hedge ineffectiveness	15,561	(10,968)
Amount reclassified from AOCI to interest expense related to caplet amortization	4,538	-
Amount of income (loss) recognized in other comprehensive income, net of tax	(292,591)	109,692
Unrealized loss at end of period	$(846,803)	$(152,425)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Unrealized loss at beginning of period, net of tax	$(399,367)	$-
Amount reclassified from AOCI to noninterest income related to hedge ineffectiveness	23,658	(10,968)
Amount reclassified from AOCI to interest expense related to caplet amortization	6,904	-
Amount of income (loss) recognized in other comprehensive income, net of tax	(477,998)	(141,457)
Unrealized loss at end of period	$(846,803)	$(152,425)

Changes in the fair value related to the ineffective portion of cash flow hedges are reported in noninterest income during the period of the change. As shown in the tables above, $15,561 and $23,658 of expense from the change in fair value for the three and nine months ended September 30, 2015, respectively, was due to ineffectiveness. There was income recognized of $10,968 related to the ineffectiveness of cash flow hedges during the three and nine months ended September 30, 2014.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

The subsidiary banks are members of the FHLB of Des Moines or Chicago. As of September 30, 2015 and December 31, 2014, the subsidiary banks held $9,227,800 and $11,279,000, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheet.

During the second quarter of 2015, QCBT and CRBT prepaid a total of $75,500,000 of fixed rate FHLB advances with a weighted average interest rate of 4.36% and maturity dates ranging from May 2016 to June 2019. The prepayment fees associated with these advances totaled $5,692,185 and are included in losses on debt extinguishment in the statements of income. The prepayments were a part of the Company’s balance sheet restructuring, which is described in Note 7 to the Consolidated Financial Statements.

Maturity and interest rate information on advances from the FHLB as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015
	Amount Due	Weighted Average Interest Rate at Quarter-End	Amount Due with Putable Option *	Weighted Average Interest Rate at Quarter-End
Maturity:
Year ending December 31:
2015	$68,000,000	0.33%	$-	-%
2016	14,000,000	2.08	2,000,000	4.00
2017	18,000,000	2.89	-	-
2018	33,000,000	3.33	5,000,000	2.84
Total FHLB advances	$133,000,000	1.61%	$7,000,000	3.17%

	December 31, 2014
	Amount Due	Weighted Average Interest Rate at Year-End	Putable Option *	Weighted Average Interest Rate at Year-End
Maturity:
Year ending December 31:
2015	$63,000,000	0.87%	$-	-%
2016	44,500,000	3.81	32,500,000	4.56
2017	33,000,000	3.59	15,000,000	4.42
2018	43,000,000	3.49	5,000,000	2.84
2019	20,000,000	4.12	-	-
Total FHLB advances	$203,500,000	2.83%	$52,500,000	4.36%

*Of the advances outstanding, a portion have putable options which allow the FHLB, at its discretion, to terminate the advances and require the subsidiary banks to repay at predetermined dates prior to the stated maturity date of the advances. The amount of advances with putable options decreased $45.5 million from December 31, 2014 to September 30, 2015 due to the prepayment of advances having putable options.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Advances are collateralized by loans totaling $450.9 million and $499.1 million, in the aggregate, as of September 30, 2015 and December 31, 2014, respectively. On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type. No securities were pledged as collateral on advances as of September 30, 2015 or December 31, 2014.

As of September 30, 2015, and included with the 2015 maturity grouping above, are $61.0 million of short-term and overnight advances from the FHLB. These advances have maturities ranging from one day to one month. As of December 31, 2014, and included with the 2015 maturity grouping above, are $37.0 million of short-term advances from the FHLB. These advances have maturities ranging from two weeks to one month.

NOTE 6 – OTHER BORROWINGS AND UNUSED LINES OF CREDIT

Other borrowings as of September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014

Wholesale structured repurchase agreements	$115,000,000	$130,000,000
Term note	-	17,625,000
Series A subordinated notes	-	2,657,492
	$115,000,000	$150,282,492

During the second quarter of 2015, CRBT prepaid a $10,000,000 wholesale structured repurchase agreement with an interest rate of 4.40% and a maturity in May 2019. The prepayment fee associated with the transaction totaled $1,202,000. This amount is included in losses on debt extinguishment in the statements of income. The wholesale structured repurchase agreement prepayments were a part of the Company’s balance sheet restructuring, which is described in Note 7 to the Consolidated Financial Statements.

Maturity and interest rate information concerning wholesale structured repurchase agreements is summarized as follows:

	September 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Quarter-End	Amount Due	at Year-End
Maturity:
Year ending December 31:
2015	$-	-	$5,000,000	2.77%
2016	-	-	-	-
2017	10,000,000	3.00	10,000,000	3.00
2018	10,000,000	3.97	10,000,000	3.97
2019	50,000,000	3.41	60,000,000	3.57
Thereafter	45,000,000	2.66	45,000,000	2.66
Total Wholesale Structured Repurchase Agreements	$115,000,000	3.13%	$130,000,000	3.21%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Some of the wholesale structured repurchase agreements have a one-time put option, at the discretion of the counterparty, to terminate the agreement and require the subsidiary bank to repay at predetermined dates prior to the stated maturity date of the agreement. Of the $115.0 million in wholesale structured repurchase agreements outstanding at September 30, 2015, $50.0 million are putable in 2016 and $20.0 million are putable in 2017.

The wholesale structured repurchase agreements are collateralized by securities with a carrying value of $138.3 million and $153.8 million as of September 30, 2015 and December 31, 2014, respectively.

At December 31, 2014, the Company had a 4-year term note with principal and interest due quarterly. Interest was calculated at the effective LIBOR rate plus 3.00% per annum (3.23% at December 31, 2014) and the balance totaled $17,625,000 at December 31, 2014. After two quarterly principal payments totaling $2,350,000 were made in January and April 2015, the resulting balance of the term debt was $15,275,000. In May 2015, the Company repaid this term note in its entirety without prepayment penalty and using proceeds from a common stock offering. Additional information regarding the capital raise and balance sheet restructuring is described in Note 7 to the Consolidated Financial Statements.

Additionally, as of December 31, 2014, the Company maintained a $10.0 million revolving line of credit note where the interest is calculated at the effective LIBOR rate plus 2.50% per annum. At December 31, 2014, the Company had not borrowed on this revolving credit note and had the full amount available. At the renewal date in June 2015, the note was amended to increase the maximum amount available. The Company now maintains a $40.0 million revolving line of credit note, with interest calculated at the effective LIBOR rate plus 2.50% per annum. At September 30, 2015, the Company had not borrowed on this revolving credit note and had the full amount available.

The current revolving note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

As of December 31, 2014, the Company had Series A subordinated notes outstanding totaling $2.7 million with a maturity date of September 1, 2018 and interest payable semi-annually, in arrears, on June 30 and December 30 of each year. This debt was at a fixed rate of 6.00% per year. In June 2015, the Company redeemed all of these subordinated notes using proceeds from a common stock offering, leaving no remaining balance as of September 30, 2015. There was no penalty related to this redemption.

At September 30, 2015, the subsidiary banks had 32 lines of credit totaling $347.2 million, of which $15.2 million was secured and $332.0 million was unsecured. At September 30, 2015, $266.2 million was available as $81.0 million was utilized for short-term borrowing needs at QCBT.

At December 31, 2014, the subsidiary banks had 35 lines of credit totaling $351.6 million, of which $17.1 million was secured and $334.5 million was unsecured. At December 31, 2014, $237.6 million was available as $114.0 million was utilized for short-term borrowing needs at QCBT and RB&T.

As of September 30, 2015 and December 31, 2014, the Company had Public Unit Deposit Letters of Credit with the FHLB of Des Moines totaling $55.0 million and $15.0 million, respectively. There were no amounts outstanding under these letters of credit as of either date.

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

The Company utilized the proceeds from the common stock offering to restructure certain debt obligations and to bolster overall capital levels. Specifically, the Company repaid $15.3 million of holding company senior debt at an interest rate of 3.27%, and $2.7 million of subordinated debt at an interest rate of 6.00%. Additionally, $85.5 million of FHLB advances and wholesale structured repurchase agreements at a weighted average interest rate of 4.36% were prepaid at QCBT and CRBT. As a result of this planned restructuring, the Company incurred $6.9 million (pre-tax) in losses for debt extinguishment that were recognized in the second quarter of 2015.

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

	September 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
Maturity:	Amount Due	at Quarter-End	Amount Due	at Year-End
Year ending December 31:	(dollar amounts in thousands)
2015	$84,916	0.33%	$103,818	0.92%
2016	26,142	1.52	50,642	3.51
2017	49,055	2.07	53,965	2.96
2018	60,283	2.93	60,042	3.41
2019	59,341	3.07	83,152	3.59
Thereafter	51,141	2.64	51,141	2.64
Total Wholesale Borrowings	$330,878	2.00%	$402,760	2.66%

Total wholesale borrowings decreased $71.9 million from December 31, 2014 to September 30, 2015. Specifically, FHLB advances decreased $70.5 million, wholesale structured repurchase agreements decreased $15.0 million, and brokered time deposits increased $13.6 million, as liquidity needs were supplemented with this source. The average cost of wholesale borrowings decreased from 2.66% to 2.00% and the average duration shortened, as many of the borrowings that were extinguished were long-term in nature. Of the $85.5 million in FHLB advances and wholesale structured repurchase agreements that were prepaid, $30.5 million were set to mature in 2016, $15.0 million in 2017, $10.0 million in 2018 and $30.0 million in 2019. The weighted average duration of these borrowings was 2.56 years.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of September 30, 2015 and December 31, 2014, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of September 30, 2015 and December 31, 2014 are also presented in the following table (dollars in thousands). As of September 30, 2015 and December 31, 2014, each of the subsidiary banks met the requirements to be “well capitalized”.

						To Be Well
						Capitalized Under			New
			For Capital			Prompt Corrective			Basel III
	Actual		Adequacy Purposes			Action Provisions			Minimums*
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of September 30, 2015:
Company:
Total risk-based capital	$274,586	13.06%	$168,246	>	8.0%	$210,308	>	10.0%	$168,246	>	8.0%
Tier 1 risk-based capital	248,802	11.83%	126,185	>	6.0	168,246	>	8.0	126,185	>	6.0
Tier 1 leverage	248,802	9.73%	102,260	>	4.0	127,825	>	5.0	102,260	>	4.0
Common equity Tier 1	213,710	10.16%	94,638	>	4.5	136,700	>	6.5	94,638	>	4.5
Quad City Bank & Trust:
Total risk-based capital	$131,695	12.64%	$83,340	>	8.0%	$104,175	>	10.0%	$83,340	>	8.0%
Tier 1 risk-based capital	120,268	11.54%	62,505	>	6.0	83,340	>	8.0	62,505	>	6.0
Tier 1 leverage	120,268	8.97%	53,610	>	4.0	67,012	>	5.0	53,610	>	4.0
Common equity Tier 1	120,268	11.54%	46,879	>	4.5	67,714	>	6.5	46,879	>	4.5
Cedar Rapids Bank & Trust:
Total risk-based capital	$103,138	13.81%	$59,755	>	8.0%	$74,694	>	10.0%	$59,755	>	8.0%
Tier 1 risk-based capital	93,784	12.56%	44,817	>	6.0	59,755	>	8.0	44,817	>	6.0
Tier 1 leverage	93,784	10.68%	35,121	>	4.0	43,901	>	5.0	35,121	>	4.0
Common equity Tier 1	93,784	12.56%	33,612	>	4.5	48,551	>	6.5	33,612	>	4.5
Rockford Bank & Trust:
Total risk-based capital	$38,827	12.40%	$25,047	>	8.0%	$31,308	>	10.0%	$25,047	>	8.0%
Tier 1 risk-based capital	34,909	11.15%	18,785	>	6.0	25,047	>	8.0	18,785	>	6.0
Tier 1 leverage	34,909	9.63%	14,495	>	4.0	18,119	>	5.0	14,495	>	4.0
Common equity Tier 1	34,909	11.15%	14,089	>	4.5	20,350	>	6.5	14,089	>	4.5

*The minimums under Basel III phase in higher by .625% (the capital conservation buffer) annually until 2019. The fully phased-in mimimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Common equity Tier 1).

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

The Basel III Rules also permit smaller banking organizations to retain, through a one-time election, the existing treatment for AOCI, which excluded the affect of AOCI from regulatory capital. The Company made this election in the first quarter of 2015.

On August 27, 2015, the Company filed a universal shelf registration statement on Form S-3 with the SEC.  This registration statement, declared effective by the SEC on October 5, 2015, will allow the Company to issue various types of securities, including common stock, preferred stock, debt securities or warrants, from time to time, up to an aggregate amount of $100.0 million.  The specific terms and prices of the securities will be determined at the time of any future offering and described in a separate prospectus supplement, which would be filed with the SEC at the time of the particular offering, if any.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 9 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$6,488,987	$4,062,665	$10,143,058	$11,959,716

Less: Preferred stock dividends	-	-	-	1,081,877
Net income attributable to QCR Holdings, Inc. common stockholders	$6,488,987	$4,062,665	$10,143,058	$10,877,839

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.55	$0.51	$1.03	$1.37
Diluted	$0.55	$0.50	$1.01	$1.35

Weighted average common shares outstanding*	11,713,993	7,931,944	9,878,882	7,919,201
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	161,937	122,041	145,559	121,217
Weighted average common and common equivalent shares outstanding	11,875,930	8,053,985	10,024,441	8,040,418

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Assets measured at fair value on a recurring basis comprise the following at September 30, 2015 and December 31, 2014:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2015:
Securities available for sale:
U.S. govt. sponsored agency securities	$247,624,591	$-	$247,624,591	$-
Residential mortgage-backed and related securities	74,901,559	-	74,901,559	-
Municipal securities	27,701,652	-	27,701,652	-
Other securities	1,906,549	354,128	1,552,421	-
Derivative instruments	784,655	-	784,655	-
	$352,919,006	$354,128	$352,564,878	$-

December 31, 2014:
Securities available for sale:
U.S. govt. sponsored agency securities	$307,869,572	$-	$307,869,572	$-
Residential mortgage-backed and related securities	111,423,224	-	111,423,224	-
Municipal securities	30,399,981	-	30,399,981	-
Other securities	1,966,853	345,952	1,620,901	-
Derivative instruments	1,487,386	-	1,487,386
	$453,147,016	$345,952	$452,801,064	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the nine months ended September 30, 2015 or 2014.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Assets measured at fair value on a non-recurring basis comprise the following at September 30, 2015 and December 31, 2014:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2015:
Impaired loans/leases	$4,849,718	$-	$-	$4,849,718
OREO	8,791,506	-	-	8,791,506
	$13,641,224	$-	$-	$13,641,224

December 31, 2014:
Impaired loans/leases	$12,467,362	$-	$-	$12,467,362
OREO	13,789,047	-	-	13,789,047
	$26,256,409	$-	$-	$26,256,409

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitave Information about Level Fair Value Measurments
	Fair Value September 30, 2015	Fair Value December 31, 2014	Valuation Technique	Unobservable Input	Range

Impaired loans/leases	$4,849,718	$12,467,362	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-50.00%
OREO	8,791,506	13,789,047	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For the impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the nine months ended September 30, 2015 and 2014.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of September 30, 2015		As of December 31, 2014
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Cash and due from banks	Level 1	$41,053,241	$41,053,241	$38,235,019	$38,235,019
Federal funds sold	Level 2	34,330,000	34,330,000	46,780,000	46,780,000
Interest-bearing deposits at financial institutions	Level 2	32,275,631	32,275,631	35,334,682	35,334,682
Investment securities:
Held to maturity	Level 3	238,640,598	239,420,841	199,879,574	201,113,796
Available for sale	See Previous Table	352,134,351	352,134,351	451,659,630	451,659,630
Loans/leases receivable, net	Level 3	4,490,480	4,849,718	11,543,854	12,467,362
Loans/leases receivable, net	Level 2	1,725,647,545	1,735,872,520	1,595,384,851	1,606,646,146
Derivative instruments	Level 2	784,655	784,655	1,487,386	1,487,386
Deposits:
Nonmaturity deposits	Level 2	1,469,462,729	1,469,462,729	1,304,044,099	1,304,044,099
Time deposits	Level 2	385,856,258	386,900,000	375,623,914	376,509,000
Short-term borrowings	Level 2	167,564,212	167,564,212	268,351,670	268,351,670
FHLB advances	Level 2	133,000,000	135,877,000	203,500,000	208,172,000
Other borrowings	Level 2	115,000,000	123,363,000	150,282,492	159,741,000
Junior subordinated debentures	Level 2	40,526,691	28,887,138	40,423,735	28,585,294

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

The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the three subsidiary banks wholly owned by the Company: QCBT, CRBT, and RB&T. Each of these secondary segments offers similar products and services, but is managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Selected financial information on the Company’s business segments is presented as follows as of and for the three and nine months ended September 30, 2015 and 2014.

	Commercial Banking
	Quad City Bank & Trust	Cedar Rapids Bank & Trust	Rockford Bank & Trust	Wealth Management	All Other	Intercompany Eliminations	Consolidated Total
Three Months Ended September 30, 2015
Total revenue	$14,039,050	$10,390,806	$4,095,882	$2,314,406	$7,936,414	$(7,986,520)	$30,790,038
Net interest income	$10,728,143	$6,956,027	$2,771,214	$-	$(317,858)	$-	$20,137,526
Net income	$3,786,289	$2,893,397	$847,709	$373,801	$6,488,988	$(7,901,197)	$6,488,987
Total assets	$1,328,053,105	$867,064,041	$360,348,002	$-	$277,001,408	$(256,611,839)	$2,575,854,717
Provision	$910,263	$550,000	$175,000	$-	$-	$-	$1,635,263
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,521,287	$-	$-	$-	$-	$1,521,287

Three Months Ended September 30, 2014
Total revenue	$12,467,712	$8,853,958	$3,595,245	$2,082,609	$5,526,296	$(5,567,505)	$26,958,315
Net interest income	$9,234,089	$6,179,763	$2,584,613	$-	$(523,134)	$-	$17,475,331
Net income	$2,602,238	$1,861,236	$669,814	$358,997	$4,062,665	$(5,492,285)	$4,062,665
Total assets	$1,274,033,270	$822,348,680	$346,791,265	$-	$212,236,225	$(204,813,887)	$2,450,595,553
Provision	$609,657	$331,666	$122,000	$-	$-	$-	$1,063,323
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,720,799	$-	$-	$-	$-	$1,720,799

Nine Months Ended September 30, 2015
Total revenue	$39,824,626	$28,662,969	$11,536,814	$6,927,453	$14,489,717	$(14,721,751)	$86,719,828
Net interest income	$29,745,080	$19,836,835	$8,089,626	$-	$(1,260,962)	$-	$56,410,579
Net income	$6,578,479	$4,645,136	$1,895,933	$1,271,661	$10,143,059	$(14,391,210)	$10,143,058
Total assets	$1,328,053,105	$867,064,041	$360,348,002	$-	$277,001,408	$(256,611,839)	$2,575,854,717
Provision	$3,466,384	$1,650,000	$578,000	$-	$-	$-	$5,694,384
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,521,287	$-	$-	$-	$-	$1,521,287

Nine Months Ended September 30, 2014
Total revenue	$36,368,665	$25,972,122	$10,779,962	$6,387,215	$16,016,503	$(16,245,340)	$79,279,127
Net interest income	$27,235,902	$17,820,878	$7,637,029	$-	$(1,403,894)	$-	$51,289,915
Net income	$7,397,943	$5,577,993	$1,755,117	$1,205,204	$11,959,716	$(15,936,257)	$11,959,716
Total assets	$1,274,033,270	$822,348,680	$346,791,265	$-	$212,236,225	$(204,813,887)	$2,450,595,553
Provision	$1,779,698	$881,666	$498,000	$-	$-	$-	$3,159,364
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,720,799	$-	$-	$-	$-	$1,720,799

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries for the three months and nine months ending September 30, 2015 and 2014. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the consolidated financial statements and related notes in this report. The page locations and specific sections and notes that are referred to are presented in the table of contents.

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

EXECUTIVE OVERVIEW

The Company reported net income of $6.5 million for the quarter ended September 30, 2015, and diluted EPS of $0.55. By comparison, for the quarter ended June 30, 2015, the Company reported a net loss of $524 thousand, and diluted EPS of ($0.05). During the second quarter, the Company successfully executed several planned initiatives aimed at improving the long-term profitability of the Company and strengthening its capital base. As a result, financial performance was greatly impacted by several previously announced nonrecurring income and expense items; most prominently the one-time expense related to the prepayment of certain FHLB advances and other wholesale borrowings, which totaled approximately $4.5 million (after-tax). For the third quarter of 2014, the Company reported net income of $4.1 million, and diluted EPS of $0.50. As a result of the redemption of all of the Company’s remaining outstanding shares of preferred stock in the second quarter of 2014, none of these periods included preferred stock dividends.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

For the nine months ended September 30, 2015, the Company reported net income of $10.1 million and diluted EPS of $1.01. By comparison, for the nine months ended September 30, 2014, the Company reported net income of $12.0 million, and diluted EPS of $1.35, after preferred stock dividends of $1.1 million.

The third quarter of 2015 was highlighted by several significant items:

●	Net interest margin improvement of 18 basis points, quarter-over-quarter, primarily attributable to the balance sheet restructuring described in Note 7 to the Consolidated Financial Statements;
●	Loan and lease growth at an annualized rate of 10.3% through the first nine months of the year;
●	Strong gains on the sale of government guaranteed portions of loans;
●	A gain on the sale of an OREO property totaling $1.2 million (pre-tax); and
●	Improved asset quality metrics, with a reduction in NPAs as a percentage of total assets from 1.61% at September 30, 2014 to 0.80% at the current quarter-end.

Following is a table that represents the various net income measurements for the Company.

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net income	$6,488,987	$4,062,665	$10,143,058	$11,959,716
Less: Preferred stock dividends	-	-	-	1,081,877
Net income attributable to QCR Holdings, Inc. common stockholders	$6,488,987	$4,062,665	$10,143,058	$10,877,839

Diluted earnings per common share	$0.55	$0.50	$1.01	$1.35

Weighted average common and common equivalent outstanding*	11,875,930	8,053,985	10,024,441	8,040,418

*The increase in weighted average common and common equivalent outstanding shares was primarily due to the common stock issuance discussed in Note 7 to the consolidated financial statements.

The Company reported core net income (non-GAAP) for the quarter ending September 30, 2015 of $6.2 million, with diluted core EPS of $0.52. Core net income for the quarter included a $788 thousand (after-tax) gain on the sale of other real estate. While this gain is considered core income, it is non-recurring in nature. Core net income for the quarter excluded after-tax gains on the sale of securities of $37 thousand and after-tax income from the conclusion of a favorable lawsuit of $252 thousand.

For the nine months ended September 30, 2015, the Company reported core net income (non-GAAP) of $14.6 million, with diluted core EPS of $1.45. Core net income year-to-date excludes $5.0 million of after-tax non-recurring expenses, $4.5 million of which related to the previously announced prepayment of FHLB advances and other wholesale borrowings during the second quarter of 2015.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended			For the nine months ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net interest income	$20,137,526	$18,490,836	$17,475,331	$56,410,579	$51,289,915
Provision expense	1,635,263	2,348,665	1,063,323	5,694,384	3,159,364
Noninterest income	7,648,926	5,651,606	5,161,673	19,626,374	15,341,898
Noninterest expense	17,193,331	24,292,006	16,482,140	58,793,562	48,818,260
Federal and state income tax (benefit)	2,468,871	(1,974,411)	1,028,876	1,405,949	2,694,473
Net income (loss)	$6,488,987	$(523,818)	$4,062,665	$10,143,058	$11,959,716

In comparing quarter-over-quarter, following are some noteworthy changes in the Company’s financial results:

●	Net interest income increased 9% compared to the second quarter of 2015 and increased 15% from the same period in 2014.

●

Provision decreased 30% compared to the second quarter of 2015. The increased provision in the second quarter of 2015 was the result of a $971 thousand increase in a specific allowance allocated to one relationship at QCBT. This relationship was not a new NPA, but new circumstances developed in the second quarter requiring an increase in specific allowance allocation. This relationship was subsequently charged off in the third quarter of 2015. Provision increased 54% from the same period in 2014, primarily due to loan growth and changes in qualititative factors utilized in the calculation.

●

Noninterest income increased 35% compared to the second quarter of 2015. Noninterest income increased 48% from the third quarter of 2014. Noninterest income in the third quarter of 2015 included a $1.2 million gain on the sale of an OREO property, a $387 thousand lawsuit award and a strong quarter of gains on the sale of government guaranteed portions of loans ($760 thousand compared to $69 thousand and $159 thousand for the quarters ending June 30, 2015 and September 30, 2014, respectively).

●

Noninterest expense decreased 29% compared to the second quarter of 2015. The second quarter of 2015 included several nonrecurring expense items totaling approximately $7.7 million, $6.9 million of which related to the extinguishment of debt discussed in Note 7 to the Consolidated Financial Statements. Noninterest expense increased 4% from the third quarter of 2014.

●

Federal and state income tax increased significantly compared to the second quarter of 2015 and the same period in the prior year. The company recognized a large tax benefit in the second quarter of 2015 due to a reduction in taxable income. See the Income Taxes section of this report for additional details.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LONG-TERM FINANCIAL GOALS

The Company’s long-term (defined as the next 12-24 months) financial goals are as follows:

●	Improve balance sheet efficiency by targeting a gross loans and leases to total assets ratio in the range of 70 – 75%;

●	Improve profitability (measured by net interest margin and return on average assets);

●	Continue to improve asset quality by reducing NPAs to total assets to below 1.00% and maintain charge-offs as a percentage of average loans of under 0.25% annually;

●	Reduce reliance on wholesale funding to less than 15% of total assets;

●	Grow noninterest bearing deposits to more than 30% of total assets;

●	Increase the commercial lease portfolio so that it represents 10% of total assets;

●	Grow gains on sales of government guaranteed portions of loans to more than $3 million annually; and

●	Continue to grow trust and investment advisory fees by 15% annually.

The following table shows the evaluation of the Company’s long-term financial goals.

			September 30, 2015	September 30, 2015 (non-GAAP*)	June 30, 2015	June 30, 2015 (non-GAAP*)	September 30, 2014
Goal****	Key Metric	Target***	(dollars in thousands)
Balance sheet efficiency	Gross loans and leases to total assets	70 - 75%	68%		67%		64%
Profitability	Net interest margin	>3.45%	3.51%		3.33%		3.15%
	Return on average assets	>1.00%	1.01%	0.97%	-0.08%	0.71%	0.66%
Asset quality	Nonperforming assets to total assets	<1.00%	0.80%		1.07%		1.61%
	Net charge-offs to average loans**	< 0.25% annually	0.26%		0.12%		0.16%
Lower reliance on wholesale funding	Wholesale funding to total assets	< 15%	21%		22%		26%
Funding mix	Noninterest bearing deposits as a percentage of total assets	> 30%	23%		25%		22%
Commercial leasing	Leases as a percentage of total assets	10%	7%		7%		7%
Consistent, high quality noninterest	Gains on sales of government guaranteed portions of loans**	> $3 million annually	$1.0 million		$0.3 million		$1.1 million
income revenue streams	Grow trust and investment advisory fees**	> 15% annually	8%		8%		13%

*	Non-GAAP calculations are provided, when applicable. Refer to GAAP to non-GAAP reconciliation table on page 47 of this report.
**

Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period, that are then annualized for comparison.

Annual growth percentages are calculated with a base of December 31, 2014 and 2013 year-to-date totals.

***	Targets will be re-evaluated and adjusted annually in the first quarter of each year.
****

These goals are aspirational in nature and, depending on the actual performance of the Company, may or may not be achieved. See the Special Note Concerning Forward-Looking Statement located within the Notes to the Consolidated Financial Statements.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

STRATEGIC DEVELOPMENTS

The Company took the following actions to support our corporate strategy and the long-term financial goals shown above.

●

Loan growth for the first nine months of 2015 was 10.3% on an annualized basis. This was within the Company’s target organic growth rate of 10-12%. A majority of this growth was in the commercial and industrial loan category. As of September 30, 2015,this segment of the portfolio accounted for 37% of total loans and leases. At the same time, the Company has reduced its reliance on commercial real estate loans, with that segment representing 39% of the portfolio as of September 30, 2015. This loan and lease growth has continued to help move the loan and lease to total asset ratio upward to 68%, from 67% in the second quarter of 2015 and 64% one year ago. Additionally, the Company continues to evaluate market opportunities to rotate out of securities and into loans and leases, as this will also make the balance sheet more profitable. Generally, securities have a lower yield, therefore, by replacing with loans and leases, the Company will continue to improve NIM.

●

In the second quarter of 2015, the Company executed a balance sheet restructuring that greatly reduced borrowings and the weighted average cost of borrowings in order to improve the long-term profitability of the Company. Refer to Note 7 to the Consolidated Financial Statements for additional information. The majority of the debt restructuring activity was executed mid-quarter, so management expected to see net interest margin improvement in the third quarter. Management anticipated that the quarterly net interest margin percentage would be in the range of 3.40% to 3.45%; however, due to improvement in the Company’s yield on securities and yield on loans and leases, NIM improved to 3.51% for the third quarter.

●

The Company has been heavily focused on reducing NPAs to total assets ratio to below 1.00% and was successful in achieving this benchmark during the third quarter, with an actual ratio of 0.80%. The reduction of NPAs was primarily due to the sale of a large OREO property during the quarter, as well as the charge-off of a nonaccrual loan that was fully reserved in prior periods. The Company plans to continue to dispose of OREO properties to further improve asset quality ratios. As of September 30, 2015, the Company had four OREO properties totaling $7.1 million. Additionally, the Company had two nonaccrual relationships totaling $6.9 million. In total, these six relationships made up $14.0 million, or 68%, of our Company’s NPAs as of September 30, 2015. The Company will concentrate workout efforts on these six relationships.

●

Management continues to focus on reducing the Company’s reliance on wholesale funding. The balance sheet restructuring that was executed in the second quarter lowered the Company’s reliance by 4%, from 26% at September 30, 2014 to 22% at June 30, 2015. In the third quarter of 2015, the Company lowered its reliance by another 1%, primarily due to brokered CD maturities that were replaced with core deposits. Management continues to closely evaluate opportunities for further reduction in wholesale funding.

●

Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with veteran staff, software systems and processes to continue growing in the three states currently served – Iowa, Illinois and Wisconsin. The Company acts as the correspondent bank for 172 downstream banks with total noninterest bearing deposits of approximately $272.0 million as of September 30, 2015. This line of business provides a strong source of noninterest bearing deposits, fee income and high-quality loan participations.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

●

The Company provides commercial leasing services through its wholly-owned subsidiary, m2 Lease Funds, which has lease specialists in Iowa, Illinois, Wisconsin, Minnesota, South Carolina, North Carolina, Georgia, Florida and Pennsylvania. Historically, this portfolio has been high yielding, with an average gross yield through the first nine months of 2015 approximating 8.4%. This portfolio has also shown strong asset quality throughout its history and the Company intends to grow this portfolio to 10% of consolidated assets.

●

SBA and USDA lending is a specialty lending area on which the Company has focused. Once these loans are originated, the government-guaranteed portion of the loan can be sold to the secondary market for premiums. The Company intends to make this a more significant and consistent source of noninterest income. In 2014, the Company hired a government-guaranteed lending specialist in the QCBT market. Also in 2014, in the CRBT market, the Company added a USDA relationship manager to CRBT’s specialty lending team.

●

Wealth management is another core line of business for the Company and offers a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of September 30, 2015 the Company had $1.69 billion of total financial assets in trust (and related) accounts and $660 million of total financial assets in brokerage (and related) accounts. Continued growth in assets under management will help to drive trust and investment advisory fees, with a goal of growing this line item 15% annually. The Company hired four business development officers in 2014 to help with this strategy. Additionally, the Company has started offering trust and investment advisory services to the correspondent banks that it serves. As management focuses on growing fee income, expanding market share will continue to be a primary strategy.

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

The table below also includes several “core” measurements of financial performance. The Company's management believes that these measures are important to investors as they exclude non-recurring income and expense items; therefore, they provide a better comparison for analysis and may provide a better indicator of future run-rates.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	As of
	September 30,	June 30,	December 31,	September 30,
	2015	2015	2014	2014
	(dollars in thousands, except per share data)
TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS RATIO

Stockholders' equity (GAAP)	$221,115	$211,697	$144,079	$138,180
Less: Intangible assets	4,744	4,794	4,894	4,944
Tangible common equity (non-GAAP)	$216,371	$206,903	$139,185	$133,236

Total assets (GAAP)	$2,575,855	$2,542,969	$2,524,958	$2,450,596
Less: Intangible assets	4,744	4,794	4,894	4,944
Tangible assets (non-GAAP)	$2,571,111	$2,538,175	$2,520,064	$2,445,652

Tangible common equity to tangible assets ratio (non-GAAP)	8.42%	8.15%	5.52%	5.45%

	For the Quarter ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
CORE NET INCOME

Net income (loss) (GAAP)	$6,489	$(524)	$4,063	$10,143	$11,960

Less nonrecurring items (after-tax*) :
Income:
Securities gains	$37	$-	$12	$308	$27
Lawsuit settlement	252	-	-	252	-
Total nonrecurring income (non-GAAP)	$289	$-	$12	$560	$27

Expense:
Losses on debt extinguishment	$-	$4,481	$-	$4,481	$-
Other non-recurring expenses	-	513	-	513	-
Total nonrecurring expense (non-GAAP)	$-	$4,994	$-	$4,994	$-

Core net income (non-GAAP)	$6,200	$4,470	$4,051	$14,577	$11,933
Less: Preferred stock dividends	-	-	-	-	1,082
Core net income attributable to QCR Holdings, Inc. common stockholders (non-GAAP)	$6,200	$4,470	$4,051	$14,577	$10,851

CORE EARNINGS PER COMMON SHARE

Core net income attributable to QCR Holdings, Inc. common stockholders (non-GAAP) (from above)	$6,200	$4,470	$4,051	$14,577	$10,851

Weighted average common shares outstanding	11,713,993	9,946,744	7,931,944	9,878,882	7,919,201
Weighted average common and common equivalent shares outstanding	11,875,930	9,946,744	8,053,985	10,024,441	8,040,418

Core earnings per common share (non-GAAP):
Basic	$0.53	$0.45	$0.51	$1.48	$1.37
Diluted	$0.52	$0.45	$0.50	$1.45	$1.35

CORE RETURN ON AVERAGE ASSETS

Core net income (non-GAAP) (from above)	$6,200	$4,470	$4,051	$14,577	$11,933

Average Assets	$2,563,739	$2,518,170	$2,467,191	$2,529,469	$2,442,338

Core return on average assets (annualized) (non-GAAP)	0.97%	0.71%	0.66%	0.77%	0.65%

*	Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 35%.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 16% to $21.4 million for the quarter ended September 30, 2015. For the nine months ending September 30, 2015, net interest income, on a tax equivalent basis, increased 11% to $60.1 million. Net interest income improved due to several factors:

●	The Company’s strategy to redeploy funds from the taxable securities portfolio into higher yielding loans and leases;
●	Organic loan and lease growth has been strong over the past twelve months, as evidenced by average gross loan/lease growth of 11% in that period; and
●

The Company’s balance sheet restructuring and deleveraging strategy that was executed in the second quarter of 2015. This strategy reduced high-cost borrowings and resulted in a decrease in the cost of total interest bearing liabilities from 0.99% to 0.71%, or 28 basis points, comparing the third quarter of 2015 to the third quarter of 2014. Refer to Note 7 to the Consolidated Financial Statements for additional details.

A comparison of yields, spread and margin from the third quarter of 2014 to the third quarter of 2015 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 11 basis points.
●	The average cost of interest-bearing liabilities decreased 28 basis points.
●	The net interest spread increased 39 basis points from 2.90% to 3.29%.
●	The net interest margin improved 36 basis points from 3.15% to 3.51%.

A comparison of yields, spread and margin from the first nine months of 2014 to the first nine months of 2015 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 11 basis points.
●	The average cost of interest-bearing liabilities decreased 16 basis points.
●	The net interest spread increased 27 basis points from 2.86% to 3.13%.
●	The net interest margin improved 24 basis points from 3.13% to 3.37%.

The Company’s management closely monitors and manages net interest margin. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their net interest margins. Management continually addresses this issue with pricing and other balance sheet management strategies.

During 2014 and 2015, the Company placed an emphasis on shifting its balance sheet mix. With a stated goal of increasing loans/leases as a percentage of assets to at least 70%, the Company has funded this loan/lease growth with a mixture of core deposits and cash from the maturities, sales and pay downs in the taxable investment securities portfolio.

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

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

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

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended September 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$22,435	$8	0.14%	$23,894	$8	0.13%
Interest-bearing deposits at financial institutions	51,380	67	0.52%	45,614	66	0.57%
Investment securities (1)	591,538	4,683	3.14%	673,416	4,644	2.74%
Restricted investment securities	14,224	127	3.54%	16,210	128	3.13%
Gross loans/leases receivable (1) (2) (3)	1,744,043	19,564	4.45%	1,572,638	18,003	4.54%

Total interest earning assets	$2,423,620	$24,449	4.00%	$2,331,772	$22,849	3.89%

Noninterest-earning assets:
Cash and due from banks	$44,679			$44,815
Premises and equipment	38,318			36,191
Less allowance	(26,417)			(23,355)
Other	83,539			77,768

Total assets	$2,563,739			$2,467,191

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$822,178	465	0.22%	$751,808	466	0.25%
Time deposits	414,393	675	0.65%	415,693	702	0.67%
Short-term borrowings	147,880	64	0.17%	164,161	65	0.16%
FHLB advances	131,343	537	1.62%	216,311	1,497	2.75%
Junior subordinated debentures	40,510	317	3.10%	40,373	311	3.06%
Other borrowings	115,017	945	3.26%	151,508	1,280	3.35%

Total interest-bearing liabilities	$1,671,321	$3,003	0.71%	$1,739,854	$4,321	0.99%

Noninterest-bearing demand deposits	$645,033			$559,614
Other noninterest-bearing liabilities	30,932			31,320
Total liabilities	$2,347,286			$2,330,788

Stockholders' equity	216,453			136,403

Total liabilities and stockholders' equity	$2,563,739			$2,467,191

Net interest income		$21,446			$18,528

Net interest spread			3.29%			2.90%

Net interest margin			3.51%			3.15%

Ratio of average interest-earning assets to average interest-bearing liabilities	145.01%			134.02%

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

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Analysis of Changes of Interest Income/Interest Expense

For the three months ended September 30, 2015

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2015 vs. 2014
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$-	$2	$(2)
Interest-bearing deposits at financial institutions	1	(29)	30
Investment securities (2)	39	2,481	(2,442)
Restricted investment securities	(1)	63	(64)
Gross loans/leases receivable (3) (4)	1,561	(2,180)	3,741

Total change in interest income	$1,600	$337	$1,263

INTEREST EXPENSE
Interest-bearing deposits	$(1)	$(168)	$167
Time deposits	(27)	(25)	(2)
Short-term borrowings	(1)	24	(25)
Federal Home Loan Bank advances	(960)	(490)	(470)
Junior subordinated debentures	6	5	1
Other borrowings	(335)	(34)	(301)

Total change in interest expense	$(1,318)	$(688)	$(630)

Total change in net interest income	$2,918	$1,025	$1,893

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	For the nine months ended September 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$18,549	$18	0.13%	$15,737	$15	0.13%
Interest-bearing deposits at financial institutions	55,528	208	0.50%	59,145	228	0.52%
Investment securities (1)	608,687	13,725	3.01%	699,405	14,063	2.69%
Restricted investment securities	15,083	378	3.35%	16,688	397	3.18%
Gross loans/leases receivable (1) (2) (3)	1,688,605	56,452	4.47%	1,518,867	52,063	4.58%

Total interest earning assets	$2,386,451	$70,781	3.97%	$2,309,842	$66,766	3.86%

Noninterest-earning assets:
Cash and due from banks	$43,924			$44,350
Premises and equipment	38,354			36,482
Less allowance	(24,746)			(22,708)
Other	85,485			74,372

Total assets	$2,529,469			$2,442,338

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$797,892	1,357	0.23%	$729,516	1,366	0.25%
Time deposits	391,218	1,939	0.66%	392,493	2,006	0.68%
Short-term borrowings	163,091	181	0.15%	158,821	177	0.15%
FHLB advances	170,520	2,983	2.34%	226,055	4,549	2.69%
Junior subordinated debentures	40,475	937	3.10%	40,339	923	3.06%
Other borrowings	131,278	3,286	3.35%	145,977	3,626	3.32%

Total interest-bearing liabilities	$1,694,474	$10,683	0.84%	$1,693,201	$12,647	1.00%

Noninterest-bearing demand deposits	$620,089			$573,943
Other noninterest-bearing liabilities	32,771			32,195
Total liabilities	$2,347,334			$2,299,339

Stockholders' equity	182,134			142,999

Total liabilities and stockholders' equity	$2,529,469			$2,442,338

Net interest income		$60,098			$54,119

Net interest spread			3.13%			2.86%

Net interest margin			3.37%			3.13%

Ratio of average interest-earning assets to average interest-bearing liabilities	140.84%			136.42%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Analysis of Changes of Interest Income/Interest Expense

For the nine months ended September 30, 2015

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2015 vs. 2014
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$3	$-	$3
Interest-bearing deposits at financial institutions	(20)	(6)	(14)
Investment securities (2)	(338)	2,195	(2,533)
Restricted investment securities	(19)	29	(48)
Gross loans/leases receivable (2) (3) (4)	4,389	(2,021)	6,410

Total change in interest income	$4,015	$197	$3,818

INTEREST EXPENSE
Interest-bearing deposits	$(9)	$(174)	$165
Time deposits	(67)	(60)	(7)
Short-term borrowings	4	(1)	5
FHLB advances	(1,566)	(544)	(1,022)
Junior subordinated debentures	14	11	3
Other borrowings	(340)	45	(385)

Total change in interest expense	$(1,964)	$(723)	$(1,241)

Total change in net interest income	$5,979	$920	$5,059

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

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

Although management believes the level of the allowance as of September 30, 2015 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

OTHER–THAN-TEMPORARY IMPAIRMENT

The Company’s assessment of OTTI of its investment securities portfolio is another critical accounting policy due to the level of judgment required by management. Investment securities are evaluated to determine whether declines in fair value below their cost are other-than-temporary.

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

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased 6%, comparing the third quarter of 2015 to the same period of 2014 and 5%, comparing the first nine months of 2015 to the same period of 2014.

A portion of this growth was the result of the Company’s strategy to redeploy funds from the securities portfolio into higher yielding loans and leases. In addition, organic loan and lease growth has been strong over the past twelve months.

Overall, the Company’s average earning assets increased 4%, comparing the third quarter of 2015 to the third quarter of 2014. During the same time period, average gross loans and leases increased 11%, while average securities decreased 12%.

The securities portfolio yield continued to increase (from 2.74% for the third quarter of 2014 to 3.14% for the third quarter of 2015) as the Company continued to sell low-yielding investments taking advantage of favorable market opportunities. Additionally, the Company continued to take actions to diversify its securities portfolio, including increasing its portfolio of tax-exempt municipal securities, in an effort to increase tax equivalent interest income without additional income tax expense.

The Company intends to continue to grow quality loans and leases as well as diversify its securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the third quarter of 2015 decreased 30% from the third quarter of 2014. For the first nine months of 2015, interest expense decreased 16% compared to the first nine months of 2014. The Company has been successful in maintaining pricing discipline on deposits and decreasing the cost of borrowings, which has more than offset the growth impact and contributed to the net decline in interest expense.

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

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

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

The Company’s provision totaled $1.6 million for the third quarter of 2015, which was down $713 thousand from the prior quarter. The increased provision in the second quarter of 2015 was primarily the result of a $971 thousand increase in a specific allowance allocated to one relationship at QCBT, as well as general allowances allocated to new loan growth. This relationship was not a new NPA, but new circumstances developed in the second quarter requiring an increase in specific allowance allocation. This NPA was subsequently charged-off in the third quarter at no additional loss. Provision increased $572 thousand compared to the third quarter of 2014, primarily due to loan growth and changes in qualitative factors utilized in the calculation.

The Company had net charge-offs of $2.2 million for the third quarter of 2015 which, when coupled with the provision of $1.6 million, decreased the Company’s allowance to $25.5 million at September 30, 2015. As of September 30, 2015, the Company’s allowance to total loans/leases was 1.45%, which was down slightly from 1.52% at June 30, 2015, and flat compared to September 30, 2014.

A more detailed discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change
Trust department fees	$1,531,964	$1,355,700	$176,264	13.0%
Investment advisory and management fees	782,442	726,908	55,534	7.6
Deposit service fees	1,186,701	1,168,961	17,740	1.5
Gains on sales of residential real estate loans	84,609	120,627	(36,018)	(29.9)
Gains on sales of government guaranteed portions of loans	759,668	158,736	600,932	378.6
Securities gains, net	56,580	19,429	37,151	191.2
Earnings on bank-owned life insurance	407,018	434,065	(27,047)	(6.2)
Swap fee income	62,700	-	62,700	100.0
Debit card fees	289,500	251,600	37,900	15.1
Correspondent banking fees	310,759	295,147	15,612	5.3
Participation service fees on commercial loan participations	201,822	218,268	(16,446)	(7.5)
Gains on other real estate owned, net	1,134,093	30,596	1,103,497	3,606.7
Gains on the disposal of leased assets	89,332	88,589	743	0.8
Income on other real estate owned	146,026	145,789	237	0.2
Lawsuit award	387,045	-	387,045	100.0
Other	218,667	147,258	71,409	48.5
Total noninterest income	$7,648,926	$5,161,673	$2,487,253	48.2%

	Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change
Trust department fees	$4,676,535	$4,300,456	$376,079	8.7%
Investment advisory and management fees	2,250,918	2,086,758	164,160	7.9
Deposit service fees	3,404,550	3,306,769	97,781	3.0
Gains on sales of residential real estate loans	266,284	317,085	(50,801)	(16.0)
Gains on sales of government guaranteed portions of loans	899,987	860,923	39,064	4.5
Securities gains, net	473,513	40,625	432,888	1,065.6
Earnings on bank-owned life insurance	1,318,909	1,276,901	42,008	3.3
Swap fee income	1,182,630	62,000	1,120,630	1,807.5
Debit card fees	782,500	763,005	19,495	2.6
Correspondent banking fees	915,759	745,794	169,965	22.8
Participation service fees on commercial loan participations	647,598	632,469	15,129	2.4
Gains (losses) on other real estate owned, net	1,204,016	(114,109)	1,318,125	(1,155.1)
Gains on the disposal of leased assets	250,892	107,812	143,080	132.7
Income on other real estate owned	370,539	376,833	(6,294)	(1.7)
Lawsuit award	387,045	-	387,045	100.0
Other	594,699	578,577	16,122	2.8
Total noninterest income	$19,626,374	$15,341,898	$4,284,476	27.9%

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Trust department fees continue to be a significant contributor to noninterest income, increasing 13% from the third quarter of 2014 to the third quarter of 2015 and increasing 9% when comparing the first nine months of 2014 to the first nine months of 2015. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts. As the markets have strengthened with the national economy’s recovery from recession, the Company’s fee income has experienced similar growth. In recent years, the Company has been successful in expanding its customer base, which has helped to drive the increases in fee income. Additionally, the Company recently started offering trust operations services to correspondent banks. Fees are expected to continue to grow as this new offering is rolled out.

Management has placed a strong emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, these fees are largely determined based on the value of the investments managed. And, similar to the trust department, the Company has had some success in expanding its customer base, which has helped drive the recent increases in fee income. Investment advisory fees increased 8% from the third quarter of 2014 to the third quarter of 2015 and when comparing the first nine months of 2014 to the first nine months of 2015.

Deposit service fees expanded 2%, comparing the third quarter of 2015 to the same period in 2014 and 3%, comparing the first nine months of 2015 to the same period in 2014. The Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans decreased 30%, comparing the third quarter of 2015 to the third quarter of 2014 and decreased 16%, comparing the first nine months of 2015 to the same period of 2014. With the sustained historically low interest rate environment, refinancing activity has slowed, as many of the Company’s existing and prospective customers have already executed a refinancing. Therefore, this area has become a much smaller contributor to overall noninterest income.

The Company’s gains on the sale of government-guaranteed portions of loans for the third quarter of 2015 were up 379%, compared to the third quarter of 2014 and were up 5%, comparing the first nine months of 2015 to the same period in 2014. As one of its core strategies, the Company continues to leverage its small business lending expertise by taking advantage of programs offered by the SBA and the USDA. The Company’s portfolio of government-guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for small business loans that fit the criteria for the government guarantee. Further, some of the transactions can be large and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can be large. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing. The Company has added additional talent and is executing on strategies in an effort to make this a more consistent and larger source of revenue. The pipelines for SBA and USDA lending are strong, and management believes that the Company will continue to post strong numbers in this category.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Securities gains, net, were $57 thousand for the third quarter of 2015, which were up from $19 thousand in the third quarter of the prior year. For the first nine months of 2015, securities gains, net, totaled $474 thousand, as the Company took advantage of market opportunities by selling approximately $65.9 million of government agency investments that were low-yielding. Proceeds were then used to purchase higher-yielding, tax-exempt municipal bonds and to fund loan and lease growth. This strategy is being used to shift the balance sheet mix in an effort to improve profitability. The Company intends to redeploy funds from the investment portfolio into higher yielding loans and leases, with a goal of growing loans and leases to 70-75% of total assets.

Earnings on BOLI decreased 6% from the third quarter of 2014 to the third quarter of 2015 and increased 3% comparing the first nine months of 2014 to the first nine months of 2015. There were no purchases of BOLI that contributed to this increase. Notably, a small portion of the Company’s BOLI is variable in nature whereby the returns are determined by the performance of the equity market. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

As a result of the sustained historically low interest rate environment, the Company was able to execute several interest rate swaps on select commercial loans, resulting in fee income of $63 thousand for the third quarter of 2015 and $1.2 million for the first three quarters of 2015. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 15% comparing the third quarter of 2015 to the third quarter of 2014 and increased 3% comparing the first nine months of 2015 to the first nine months of 2014. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a modestly increased interest rate that incentivizes debit card activity.

Correspondent banking fees increased 5%, comparing the third quarter of 2015 to the third quarter of 2014 and increased 23%, comparing the first nine months of 2015 to the first nine months of 2014. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund loan growth as well as a steady source of fee income. In 2014, the Company expanded its territory to Wisconsin in order to continue to build this business unit. The Company now serves approximately 172 banks in Iowa, Illinois and Wisconsin.

Participation service fees on commercial loan participations represent fees paid to the Company by the participant(s) to cover servicing expenses incurred by the Company. The fee is generally 25 basis points of the participated loan amount. Additionally, the Company receives a mandated 1% servicing fee on the sold portion of government-guaranteed loans. Participation service fees decreased 8%, comparing the third quarter of 2015 to the third quarter of 2014 and grew 2%, comparing the first nine months of 2015 to the first nine months of 2014.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

During the third quarter of 2015, the Company had net gains from the sales of OREO properties totaling $1.1 million. Most notably, this included a $1.2 million gain on the sale of a large OREO property that also reduced NPAs by $3.2 million. Year-to-date, the Company has recognized net gains totaling $1.2 million. Management continues to proactively manage its OREO portfolio in an effort to sell the properties as promptly as is prudent.

Gains on the disposal of leased assets totaled $89 thousand for the third quarter of 2015 and $251 thousand for the first nine months of the year. These gains are generated through the sale of leased assets at QCBT’s wholly-owned subsidiary, m2.

Income on OREO totaled $146 thousand for the third quarter of 2015 and $371 thousand for the first nine months of the year. This is primarily rental income that the Company is earning on foreclosed properties that are held in OREO.

The Company recognized $387 thousand of one-time income during the third quarter of 2015 from the favorable conclusion of a lawsuit.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change
Salaries and employee benefits	$10,583,361	$10,358,783	$224,578	2.2%
Occupancy and equipment expense	1,863,648	1,798,030	65,618	3.6
Professional and data processing fees	1,742,268	1,530,139	212,129	13.9
FDIC and other insurance	702,136	711,792	(9,656)	(1.4)
Loan/lease expense	252,860	184,908	67,952	36.7
Advertising and marketing	460,411	555,076	(94,665)	(17.1)
Postage and telephone	220,895	146,759	74,136	50.5
Stationery and supplies	144,967	138,377	6,590	4.8
Bank service charges	392,352	337,067	55,285	16.4
Correspondent banking expense	176,977	164,506	12,471	7.6
Other	653,456	556,703	96,753	17.4
Total noninterest expense	$17,193,331	$16,482,140	$711,191	4.3%

	Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change
Salaries and employee benefits	$32,709,765	$30,298,892	$2,410,873	8.0%
Occupancy and equipment expense	5,507,533	5,515,448	(7,915)	(0.1)
Professional and data processing fees	4,683,480	4,518,460	165,020	3.7
FDIC and other insurance	2,151,756	2,121,907	29,849	1.4
Loan/lease expense	1,087,747	908,036	179,711	19.8
Advertising and marketing	1,368,152	1,394,211	(26,059)	(1.9)
Postage and telephone	683,993	695,555	(11,562)	(1.7)
Stationery and supplies	424,330	435,763	(11,433)	(2.6)
Bank service charges	1,088,806	959,496	129,310	13.5
Losses on debt extinguishment	6,894,185	-	6,894,185	100.0
Correspondent banking expense	517,770	478,005	39,765	8.3
Other	1,676,045	1,492,487	183,558	12.3
Total noninterest expense	$58,793,562	$48,818,260	$9,975,302	20.4%

Management places a strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the third quarter of 2014 to the third quarter of 2015 by 2%. This category increased 8% comparing the first nine months of 2015 to the first nine months of 2014. This increase was largely the result of:

●	Customary annual salary and benefits increases for the majority of the Company’s employee base.
●	Higher accrued incentive compensation based on core net income.
●	Increased cost of providing health insurance to employees, including higher than expected claim experience.
●

Targeted talent additions. Throughout 2014, the Company added twelve business development/sales officers (four in the Wealth Management area, four in the Commercial Banking area, three in the Correspondent Banking area, and one at m2) in an effort to continue to grow market share. Four additional business development/sales officers (two in the Wealth Management area, one in the Commercial Banking area and one at m2) were added in the first nine months of 2015.

Occupancy and equipment expense increased 4%, comparing the third quarter of 2015 to the same period of the prior year and was flat, comparing the first nine months of 2015 to the same period of the prior year. The increased expense in the third quarter was mostly due to higher depreciation costs related to recently purchased software.

Professional and data processing fees increased 14%, comparing the third quarter of 2015 to the same period in 2014, and increased 4% comparing the first nine months of 2015 to the same period of the prior year. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis. In the third quarter of 2015, the Company experienced higher consulting fees for one-time projects.

FDIC and other insurance expense decreased 1%, comparing the third quarter of 2015 to the third quarter of 2014 and increased 1%, comparing the first nine months of 2015 to the first nine months of 2014. The slight increase in expense year-to-date was due to an increase in the asset base, upon which the FDIC and other regulatory agencies calculate their fees. On June 16, 2015, the FDIC issued a Notice of Proposed Rulemaking on proposed refinements to the deposit insurance assessment system for small insured depository institutions (generally, those institutions with less than $10 billion in total assets). The refinements become effective the quarter after the reserve ratio of the Deposit Insurance Fund reaches 1.15%. The Company’s initial analysis projects an immaterial change to the annual cost of FDIC insurance based on the Company’s current operations.

Loan/lease expense increased 37%, comparing the third quarter of 2015 to the same quarter of 2014 and increased 20%, comparing the first nine months of 2015 to the same period of 2014. The Company incurred elevated levels of expense for certain existing NPAs in connection with the work-out of these loans and OREO properties. Generally, loan/lease expense has a direct relationship with the level of NPAs; however, it may deviate depending upon the individual NPAs. Management expects these historically elevated levels of expense to decline in line with the declining trend in NPAs. Additionally, a portion of these expenses are offset by the increase in income earned on OREO, as the income and expense related to repossessed properties must be recognized on a gross basis.

Bank service charges, which include costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased 16% from the third quarter of 2014 to the third quarter of 2015 and increased 14%, comparing the first nine months of 2015 to the first nine months of 2014. The increase was due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In the second quarter of 2015, the Company incurred $6.9 million of losses on debt extinguishment. These losses relate to the prepayment of certain FHLB advances and whole structured repurchase agreements. Refer to Note 7 to the Consolidated Financial Statements for additional information.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

INCOME TAXES

In the third quarter of 2015, the Company recognized tax expense of $2.5 million. For the first nine months of the year, the Company recognized tax expense of $1.4 million. Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income
Computed "expected" tax expense	$3,135,250	35.0%	$1,782,039	35.0%	$4,042,152	35.0%	$5,128,966	35.0%
Tax exempt income, net	(832,287)	(9.3)	(748,923)	(14.7)	(2,541,017)	(22.0)	(1,980,920)	(13.5)
Bank-owned life insurance	(142,456)	(1.6)	(160,351)	(3.1)	(461,618)	(4.0)	(446,915)	(3.0)
State income taxes, net of federal benefit, current year	284,346	3.2	110,229	2.2	369,563	3.2	459,019	3.1
Other*	24,018	0.3	45,882	0.9	(3,131)	(0.0)	(465,677)	(3.2)
Federal and state income tax expense	$2,468,871	27.6%	$1,028,876	20.3%	$1,405,949	12.2%	$2,694,473	18.4%

*	Includes a one-time tax benefit in the first quarter of 2014 of $381 thousand as a result of the finalization of tax issues related to the Community National acquisition following the filing of the acquired entity's final tax return.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	September 30, 2015		June 30, 2015		December 31, 2014		September 30, 2014
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$107,659	4%	$110,233	4%	$120,350	5%	$106,718	4%
Securities	590,775	23%	592,368	23%	651,539	26%	652,785	27%
Net loans/leases	1,730,138	67%	1,689,238	67%	1,606,929	64%	1,550,101	63%
Other assets	147,283	6%	151,130	6%	146,140	5%	140,992	6%
Total assets	$2,575,855	100%	$2,542,969	100%	$2,524,958	100%	$2,450,596	100%

Total deposits	$1,855,319	72%	$1,836,767	72%	$1,679,668	67%	$1,713,867	70%
Total borrowings	456,091	18%	456,567	18%	662,558	26%	550,532	22%
Other liabilities	43,330	2%	37,938	2%	38,653	1%	48,017	2%
Total stockholders' equity	221,115	8%	211,697	8%	144,079	6%	138,180	6%
Total liabilities and stockholders' equity	$2,575,855	100%	$2,542,969	100%	$2,524,958	100%	$2,450,596	100%

During the third quarter of 2015, the Company’s total assets increased $32.9 million, or 1%, to a total of $2.6 billion, while total gross loans and leases grew $40.9 million, or 2.4%. The loan and lease growth was funded primarily by deposit growth. Deposits grew $18.6 million, or 1%, during the quarter. Borrowings were flat in the third quarter at $456 million. Stockholders’ equity increased $9.4 million, or 4%, in the current quarter due to the increase to retained earnings from net income, as well as an increase in AOCI.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

 INVESTMENT SECURITIES

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk and maximizing return, while minimizing credit risk. The Company has further diversified the portfolio by decreasing U.S government sponsored agency securities and residential mortgage-backed securities, while increasing municipal securities. Of the latter, the large majority are privately placed debt issuances by municipalities located in the Midwest (with some in or near the Company’s existing markets) and require a thorough underwriting process before investment. Additionally, management will continue to diversify the portfolio with further growth strictly dictated by the pace of growth in deposits and loans. Management expects to fund future loan growth partially with cashflow from the securities portfolio (calls and maturities of government sponsored agencies, paydowns on residential mortgage-backed securities, and/or targeted sales of securities that meet certain criteria as defined by management).

Following is a breakdown of the Company’s securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	September 30, 2015		June 30, 2015			December 31, 2014			September 30, 2014
	Amount	%	Amount		%	Amount		%	Amount		%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$247,625	42%	$256,444		43%	$307,869		47%	$306,005		47%
Municipal securities	265,293	45%	251,992		42%	229,230		35%	216,050		33%
Residential mortgage-backed and related securities	74,901	13%	80,844		14%	111,423		17%	127,780		20%
Other securities	2,956	0%	3,088		1%	3,017		1%	2,950		0%
	$590,775	100%	$592,368		100%	$651,539		100%	$652,785		100%

Securities as a % of Total Assets	22.94%		23.00%			25.80%			26.64%
Net Unrealized Gains (Losses) as a % of Amortized Cost	0.41%		(0.69%	)		(0.19%	)		(1.12%	)
Duration (in years)	4.5		4.9			4.4			4.6

As a result of fluctuations in longer-term interest rates, the fair value of the Company’s securities portfolio went from a net unrealized loss position of (0.69%) of amortized cost at June 30, 2015 to a net unrealized gain position of 0.41% of amortized cost at September 30, 2015. Management performs an evaluation of the portfolio quarterly to understand the current market value as well as projections of market value in a variety of rising and falling interest rate scenarios. In addition, management has evaluated those securities with an unrealized loss position to determine whether the loss is derived from credit deterioration or the movement in interest rates. The evaluation determined that there were no securities in the portfolio with OTTI. See the “Critical Accounting Policies” section of this report for further discussion on this evaluation.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The duration of the securities portfolio has stayed relatively flat over the past twelve months for two main reasons:

●

A portion of the government-sponsored agency securities contain call options at the discretion of the issuer whereby the issuer can call the security at par at certain times which vary by individual security. With a decline in longer-term market interest rates, the duration of these callable agency securities shortened, as the likelihood of a call increased.

●

Offsetting the shortened duration of the callable agencies, management continued the shift in mix with increases in longer-term, higher-yielding, tax-exempt municipals and reductions in lower-yielding government agencies and agency-sponsored mortgage-backed securities. Overall, this shift has led to modest extension of duration with significant increases in interest income (securities yield expanded from 2.74% in the third quarter of 2014 to 3.14% in the third quarter of 2015).

The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities. Additionally, the Company has not invested in the types of securities subject to the Volcker Rule (a provision of the Dodd-Frank Act).

See Note 2 to the Consolidated Financial Statements for additional information regarding the Company’s investment securities.

LOANS/LEASES

Total loans/leases grew 10.3% on an annualized basis during the first nine months of 2015. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	September 30, 2015		June 30, 2015		December 31, 2014		September 30, 2014
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial and industrial loans	$647,398	37%	$606,826	36%	$523,927	32%	$479,747	31%
Commercial real estate loans	692,569	40%	696,122	41%	702,140	43%	697,728	45%
Direct financing leases	173,304	10%	170,799	10%	166,032	10%	162,476	10%
Residential real estate loans	165,061	9%	161,985	9%	158,633	10%	154,954	10%
Installment and other consumer loans	69,863	4%	72,448	4%	72,607	5%	71,760	4%

Total loans/leases	$1,748,195	100%	$1,708,180	100%	$1,623,339	100%	$1,566,665	100%

Plus deferred loan/lease origination costs, net of fees	7,477		7,204		6,664		6,204
Less allowance for estimated losses on loans/leases	(25,534)		(26,146)		(23,074)		(22,768)

Net loans/leases	$1,730,138		$1,689,238		$1,606,929		$1,550,101

As commercial real estate loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio. For example, management tracks the level of owner-occupied commercial real estate loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of September 30, 2015 and December 31, 2014, respectively, approximately 36% and 37% of the commercial real estate loan portfolio was owner-occupied.

Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more commercial and industrial loans and direct financing leases, and fewer commercial real estate and construction loans. Commercial and industrial loans as a percentage of total loans and leases have grown from 31% at September 30, 2014 to 37% at the end of the current quarter. During the same period, the Company has reduced its investment in commercial real estate loans from 45% to 40%.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Following is a listing of significant industries within the Company’s commercial real estate loan portfolio:

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2015		2015		2014		2014
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Lessors of Nonresidential Buildings	$250,202	36%	$248,315	36%	$256,436	37%	$239,600	34%
Lessors of Residential Buildings	92,986	13%	87,424	13%	74,668	11%	68,409	10%
Nursing Care Facilities	10,689	2%	15,293	2%	17,078	2%	19,853	3%
Lessors of Other Real Estate Property	18,056	3%	18,251	3%	17,553	2%	16,675	2%
Land Subdivision	15,537	2%	15,494	2%	19,504	3%	24,518	4%
Hotels	19,190	3%	17,648	3%	16,252	2%	16,990	3%
New Car Dealers	11,665	2%	12,978	2%	16,090	2%	16,473	2%
Other *	274,244	39%	280,719	40%	284,559	41%	295,210	42%

Total Commercial Real Estate Loans	$692,569	100%	$696,122	100%	$702,140	100%	$697,728	100%

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

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three and nine months ended September 30, 2015 and 2014 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

	(dollars in thousands)		(dollars in thousands)

Balance, beginning	$26,146	$23,067	$23,074	$21,448
Provisions charged to expense	1,635	1,063	5,694	3,159
Loans/leases charged off	(2,476)	(1,731)	(4,119)	(2,486)
Recoveries on loans/leases previously charged off	229	369	885	647
Balance, ending	$25,534	$22,768	$25,534	$22,768

The allowance was $25.5 million at September 30, 2015 compared to $23.1 million at December 31, 2014 and $22.8 million at September 30, 2014. Net charge-offs of loans/leases for the third quarter of 2015 were 13 basis points of average loans/leases. Year-to-date net charge-offs were 19 basis points of average loans/leases.

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

The Company’s levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014

	(dollars in thousands)

Special Mention (Rating 6)	$30,463	$35,093	$32,958	$23,964
Substandard (Rating 7)	23,217	24,688	35,715	48,367
Doubtful (Rating 8)	-	-	-	-
	$53,680	$59,781	$68,673	$72,331

Criticized Loans **	$53,680	$59,781	$68,673	$72,331
Classified Loans ***	$23,217	$24,688	$35,715	$48,367

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

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

 The Company experienced a 10% decrease in criticized loans during the third quarter of 2015, while classified loans decreased 6% during this same period. NPLs also decreased 17% during the same period. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

The following table summarizes the trend in the allowance as a percentage of gross loans/leases and as a percentage of NPLs.

	As of
	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014

Allowance / Gross Loans/Leases	1.45%	1.52%	1.42%	1.45%
Allowance / Nonperforming Loans/Leases *	207.39%	176.02%	114.78%	79.83%

*NPLs consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing TDRs.

In accordance with generally accepted accounting principles for acquisition accounting, the acquired Community National loans were recorded at market value; therefore, there was no allowance associated with Community National’s loans at acquisition.

Although management believes that the allowance at September 30, 2015 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s allowance.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONPERFORMING ASSETS

The table below presents the amounts of NPAs.

	As of September 30,	As of June 30,	As of December 31,	As of September 30,	As of December 31,
	2015	2015	2014	2014	2013
	(dollars in thousands)
Nonaccrual loans/leases (1) (2)	$11,269	$13,542	$18,588	$26,337	$17,878
Accruing loans/leases past due 90 days or more	3	46	93	55	84
TDRs - accruing	1,040	1,266	1,421	2,129	2,523
Total nonperforming loans/leases	12,312	14,854	20,102	28,521	20,485
OREO	8,140	11,952	12,768	10,680	9,729
Other repossessed assets	194	297	155	210	346
Total nonperforming assets	$20,646	$27,103	$33,025	$39,411	$30,560

Nonperforming loans/leases to total loans/leases	0.70%	0.87%	1.23%	1.81%	1.40%
Nonperforming assets to total loans/leases plus repossessed property	1.17%	1.57%	2.01%	2.49%	2.08%
Nonperforming assets to total assets	0.80%	1.07%	1.31%	1.61%	1.28%
Texas ratio (3)	8.45%	11.50%	20.26%	25.13%	18.43%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $1.9 million at September 30, 2015, $4.1 million at March 31, 2015, $5.0 million at December 31, 2014, $9.8 million at September 30, 2014, and $10.9 million at December 31, 2013.
(3)

Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance. Texas Ratio is a non-GAAP financial measure. Management included this ratio as it is considered by many investors and analysts to be a metric with which to analyze and evaluate asset quality. Other companies may calculate this ratio differently.

NPAs at September 30, 2015 were $20.6 million, which were down $6.5 million from June 30, 2015, and down $18.8 million from September 30, 2014. In addition, the ratio of NPAs to total assets was 0.80% at September 30, 2015, which was down from 1.07% at June 30, 2015, and down from 1.61% at September 30, 2014. During the first nine months of 2015, the Company saw improvement in NPAs due to the payoff or improved performance of nonaccrual loans, charge-offs, as well as the sale of OREO.

The large majority of the NPAs consist of nonaccrual loans/leases, accruing TDRs, and OREO. For nonaccrual loans/leases and accruing TDRs, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.

OREO is carried at the lower of carrying amount or fair value less costs to sell.

Additionally, a portion of several of the nonaccrual loans are guaranteed by the government. At September 30, 2015, government guaranteed amounts of nonaccrual loans totaled approximately $736 thousand, or 7% of the $11.3 million of total nonaccrual loans/leases.

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

DEPOSITS

Deposits grew $18.6 million during the third quarter of 2015. The table below presents the composition of the Company’s deposit portfolio.

	As of
	September 30, 2015		June 30, 2015		December 31, 2014		September 30, 2014
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$585,300	32%	$633,370	34%	$511,992	31%	$535,967	31%
Interest bearing demand deposits	884,163	48%	785,705	43%	792,052	47%	762,954	45%
Time deposits	302,978	16%	322,826	18%	306,364	18%	319,105	19%
Brokered time deposits	82,878	4%	94,866	5%	69,260	4%	95,841	5%
	$1,855,319	100%	$1,836,767	100%	$1,679,668	100%	$1,713,867	100%

The Company has been successful in growing its noninterest bearing deposit portfolio over the past several years. During the third quarter, noninterest bearing demand deposits decreased 8%, however, they have increased 14% from the most recent year-end.

Quarter-end balances can fluctuate a great deal due to large customer and correspondent bank activity. Management will continue to focus on growing its noninterest bearing deposit portfolio, including its correspondent banking business at QCBT, as well as shifting the mix from brokered and other higher cost deposits to lower cost core deposits.

BORROWINGS

The subsidiary banks offer short-term repurchase agreements to some of their significant customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank of Chicago or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of
	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
	(dollars in thousands)
Overnight repurchase agreements with customers	$74,404	$118,795	$137,252	$135,697
Federal funds purchased	93,160	49,780	131,100	26,490
	$167,564	$168,575	$268,352	$162,187

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

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of
	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
	Amount	Amount	Amount	Amount
	(dollars in thousands)
Common stock	$11,729	$11,820	$8,074	$8,058
Additional paid in capital	122,574	122,511	61,669	61,277
Retained earnings	86,649	81,066	77,877	75,200
AOCI	163	(2,094)	(1,935)	(4,749)
Less: Treasury stock	-	(1,606)	(1,606)	(1,606)
Total stockholders' equity	$221,115	$211,697	$144,079	$138,180

TCE* / TA	8.42%	8.15%	5.52%	5.45%
TCE/TA excluding AOCI	8.47%	8.21%	5.60%	5.64%

*TCE is defined as total common stockholders’ equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure.

The following table presents the rollforward of stockholders’ equity for the three and nine months ended September 30, 2015 and 2014, respectively.

	For the quarter ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Beginning balance	$211,697	$134,643	$144,079	$147,577
Net income	6,489	4,063	10,143	11,960
Other comprehensive income, net of tax	2,256	(812)	2,098	8,895
Preferred and common cash dividends declared	-	-	(465)	(1,397)
Proceeds from issuance of 3,680,000 shares of common stock, net of costs	-	-	63,484	-
Redemption of 15,000 shares of Series F Preferred Stock	-	-	-	(15,000)
Redemption of 14,867 shares of Series F Preferred Stock	-	-	-	(14,824)
Other *	673	286	1,776	969
Ending balance	$221,115	$138,180	$221,115	$138,180

*Includes mostly common stock issued for options exercised and the employee stock purchase plans, as well as stock-based compensation.

Refer to Note 7 of the Consolidated Financial Statements for additional information regarding the common stock issuance in the second quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $118.5 million during the third quarter of 2015, $118.8 million during 2014 and $102.8 million during 2013. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

At September 30, 2015, the subsidiary banks had 32 lines of credit totaling $347.2 million, of which $15.2 million was secured and $332.0 million was unsecured. At September 30, 2015, $266.2 million was available as $81.0 million was utilized for short-term borrowing needs at QCBT.

At December 31, 2014, the subsidiary banks had 35 lines of credit totaling $351.6 million, of which $17.1 million was secured and $334.5 million was unsecured. At December 31, 2014, $237.6 million was available as $114.0 million was utilized for short-term borrowing needs at QCBT and RB&T.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $40.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2016. At September 30, 2015, the Company had not borrowed on this revolving credit note and had the full amount available.

The Company currently has $272.0 million in correspondent banking deposits spread over 172 relationships. While the Company feels that these funds are very stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $46.2 million during the first nine months of 2015 and used $41.0 million for the same period of 2014. Proceeds from calls, maturities, paydowns, and sales of securities were $264.8 million for the first nine months of 2015, compared to $115.7 million for the same period of 2014. Purchases of securities used cash of $200.2 million for the first nine months of 2015, compared to $48.5 million for the same period of 2014. Of the $200.2 million in securities purchases, $122.5 million was short-term in nature and purchased for collateral needs. As of September 30, 2015, all of these short-term securities have matured. The net increase in loans/leases used cash of $129.4 million for the first nine months of 2015 compared to $115.6 million for the same period of 2014.

Financing activities provided cash of $25.9 million for the first nine months of 2015, compared to $22.5 million for same period of 2014. Net increases in deposits totaled $175.7 million for the first nine months of 2015, compared to $66.9 million for the same period of 2014. During the first nine months of 2015, the Company’s short-term borrowings decreased $100.8 million, while they increased $12.9 million for the same period of 2014. During the first nine months of 2015, the Company used $110.4 million to prepay select FHLB advances and other borrowings. In the same period, the Company received $63.5 million of proceeds from the public common stock offering of 3.7 million shares of common stock.

Total cash provided by operating activities was $23.1 million for the first nine months of 2015, compared to $18.9 million for the same period of 2014.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities. Trust preferred securities are reported on the Company’s balance sheet as liabilities, but currently qualify for treatment as regulatory capital.

The following table presents the details of the trust preferred securities issued and outstanding as of September 30, 2015.

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 9/30/15	Interest Rate as of 12/31/2014

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.13%	3.08%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.13%	3.08%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.09%	2.03%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	1.84%	1.78%
Community National Statutory Trust II	September 2004	3,093,000	2.17% over 3-month LIBOR	2.52%	2.42%
Community National Statutory Trust III	March 2007	3,609,000	1.75% over 3-month LIBOR	2.09%	1.99%
		$42,787,000	Weighted Average Rate	2.56%	2.50%

The Company assumed the trust preferred securities originally issued by Community National in connection with its acquisition in May 2013. As a result of acquisition accounting, the liabilities were recorded at fair value upon acquisition with the resulting discount being accreted as interest expense on a level yield basis over the expected term. The original discount totaled $2.6 million. As of September 30, 2015, the remaining discount was $2.3 million.

Refer to Note 8 to the Consolidated Financial Statements for information regarding regulatory capital requirements and restrictions on dividends.

Part I

Item 2

MANAGEMENT'S DESCUSSION AND ANALYSIS OF

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the Company’s operations and future prospects are detailed in the “Risk Factors” sections included under Item 1A of Part I of the Company’s Form 10-K and Item 1A of Part II of this report. In addition to the risk factors described in that section, there are other factors that may impact any public company, including the Company, which could have a material adverse effect on the Company’s operations and future prospects of the Company and its subsidiaries.

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

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of June 30, 2015	As of December 31, 2014	As of December 31, 2013

100 basis point downward shift	-10.0%	-2.3%	-1.7%	-1.0%
200 basis point upward shift	-10.0%	-3.3%	-5.0%	-4.8%
300 basis point upward shock	-25.0%	-7.1%	-11.9%	-11.0%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at June 30, 2015 (the most recent quarter available) were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of September 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

We have significantly grown our portfolio of correspondent bank customers in recent years. As of September 30, 2015, noninterest-bearing correspondent bank deposits totaled approximately $272.0 million, which was 15% of our total deposits and 11% of our total assets. We closely monitor this concentration using measures such as detailed trend reporting on an individual bank basis. Should the liquidity needs change for our downstream correspondent banks and the level of the noninterest-bearing deposits they have with us decline, our liquidity would be negatively impacted. We may have to replace the funding with higher cost deposits or other borrowings, which could have a material adverse impact on our liquidity, results of operations and financial condition.

As part of our relationship with some of our correspondent banking customers, in addition to credit arrangements at the depository institution, we also make secured loans to the parent bank holding company. As of September 30, 2015, we had approximately $67.0 million in loans outstanding to correspondent banking customers. Currently, consistent with market practices in this business line, we seek to structure these loans as senior secured loans and, with respect to our loans to bank holding companies, we take the capital stock of the subsidiary depository institution as collateral. Notwithstanding our efforts to manage the credit risks associated with our correspondent banking business, the failure or financial distress of a depository institution owned by a bank holding company to whom we have made a loan may result in an impairment of our loan and lease losses. To the extent that our correspondent banking customers experience deterioration in their financial condition, our results of operations and financial condition may be adversely impacted.

Item 2              Unregistered Sales of Equity Securities and Use of Proceeds

None

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION – continued

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and September 30, 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2015 and September 30, 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	November 6, 2015	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President Chief Executive Officer

Date	November 6, 2015	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President Chief Operating Officer Chief Financial Officer

Date	November 6, 2015	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin, Vice President Controller & Director of Financial Reporting Principal Accounting Officer