Form 10-K/A
period 2014-12-31
QCR HOLDINGS INC
filed 2016-01-05
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Explanatory Note

QCR Holdings, Inc. (the “Company”) hereby amends Item 9A of Part II of its Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 12, 2015 (the “Original Form 10-K”), to correct an inadvertent omission of the opinion paragraph within the Report of Independent Registered Public Accounting Firm.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 9A of the Original Form 10-K has been amended and restated in its entirety. Other than the revisions to Item 9A, there are no other changes to the Original Form 10-K. No amendments have been made to this Form 10-K/A to reflect events occurring after the filing of the Original Form 10-K or to modify those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s SEC filings made subsequent to the Original Form 10-K, including any amendments to those filings. In addition, as required by Rule 12b-15, this Form 10-K/A includes updated certifications from the Company’s principal executive officer and principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

Part II

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

McGladrey LLP, the Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014, which is included on the following pages of this Form 10-K/A.

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

In our opinion, QCR Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

The following exhibits are either filed as a part of this Annual Report on Form 10-K/A or are incorporated herein by reference:

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

10.4	QCR Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-8, file No. 333-101356 dated November 20, 2002).

10.5	Dividend Reinvestment Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 99.1 of Registrant’s Form S-3D, File No. 333-102699 dated January 24, 2003).

10.6	Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht dated August 26, 2005 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.7	First Amendment to the Employment Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 27, 2008 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.8	First Amendment to the Employment Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 30, 2008 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.9	First Amendment to the Employment Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 30, 2008 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.10	Executive Deferred Compensation Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.11	Amended and Restated Executive Deferred Compensation Plan Participation Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 19, 2013 (filed as an exhibit to the Original 10-K filed on March 12, 2015).

10.12	Amended and Restated Executive Deferred Compensation Plan Participation Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 19, 2013 (filed as an exhibit to the Original 10-K filed on March 12, 2015).

10.13	Amended and Restated Executive Deferred Compensation Plan Participation Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 19, 2013 (filed as an exhibit to the Original 10-K filed on March 12, 2015).

10.14	Amended and Restated Non-Qualified Supplemental Executive Retirement Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.15

Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 31, 2008 (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.16	Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 31, 2008 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.17	Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 31, 2008 (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.18	Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Michael A. Bauer dated December 31, 2008 (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.19	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A dated March 21, 2012).

10.20	Amendment No. 1 to the Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht, dated August 26, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.21	Agreement and Plan of Merger among QCR Holdings, Inc., QCR Acquisition, LLC and Community National Bancorporation, dated February 13, 2013 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K dated February 14, 2013).

10.22	QCR Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A dated March 20, 2013).

10.23	Form of Participation Agreement under the QCR Holdings, Inc. Executive Deferred Compensation Plan (filed as an exhibit to the Original 10-K filed on March 12, 2015).

10.24	Employment Agreement between Quad City Bank and Trust Company and John Anderson dated October 30, 2009 (filed as an exhibit to the Original 10-K filed on March 12, 2015).

10.25	First Amendment to the Employment Agreement between Quad City Bank and Trust Company and John Anderson dated December 18, 2012 (filed as an exhibit to the Original 10-K filed on March 12, 2015).

10.26	Employment Agreement between Rockford Bank and Trust Company and Thomas Budd dated December 30, 2008 (filed as an exhibit to the Original 10-K filed on March 12, 2015).

10.27	First Amendment to the Employment Agreement between Rockford Bank and Trust Company and Thomas Budd dated December 30, 2008 (filed as an exhibit to the Original 10-K filed on March 12, 2015).

10.28	Employment Agreement between QCR Holdings, Inc. and Cathie Whiteside dated August 27, 2007 (filed as an exhibit to the Original 10-K filed on March 12, 2015).

10.29	First Amendment to the Employment Agreement between QCR Holdings, Inc. and Cathie Whiteside dated December 28, 2008 (filed as an exhibit to the Original 10-K filed on March 12, 2015).

21.1	Subsidiaries of QCR Holdings, Inc. (filed as an exhibit to the Original 10-K filed on March 12, 2015).

23.1	Consent of Independent Registered Public Accounting Firm — McGladrey LLP (filed as an exhibit to the Original 10-K filed on March 12, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (exhibit is being filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (exhibit is being filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.

Dated: January 5, 2016	By:	/s/ Douglas M. Hultquist
Douglas M. Hultquist
President and Chief Executive Officer

Dated: January 5, 2016	By:	/s/ Todd A. Gipple
Todd A. Gipple
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Dated: January 5, 2016	By:	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin
Vice President, Controller & Director of Financial Reporting, Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Brownson	Chairman of the Board of Directors	January 5, 2016
James J. Brownson

/s/ Douglas M. Hultquist	President, Chief Executive Officer and Director	January 5, 2016
Douglas M. Hultquist

/s/ Pat S. Baird	Director	January 5, 2016
Pat S. Baird

/s/ John Paul E. Besong	Director	January 5, 2016
John Paul E. Besong

/s/ Lindsay Y. Corby	Director	January 5, 2016
Lindsay Y. Corby

/s/ Todd A. Gipple	Executive Vice President, Chief Operating	January 5, 2016
Todd A. Gipple	Officer, Chief Financial Officer and Director

/s/ Larry J. Helling	Director	January 5, 2016
Larry J. Helling

/s/ Mark C. Kilmer	Director	January 5, 2016
Mark C. Kilmer

/s/ Linda K. Neuman	Director	January 5, 2016
Linda K. Neuman

/s/ Michael L. Peterson	Director	January 5, 2016
Michael L. Peterson

/s/ Ronald G. Peterson	Director	January 5, 2016
Ronald G. Peterson

/s/ George T. Ralph III	Director	January 5, 2016
George T. Ralph III

/s/ Donna J. Sorensen, J.D.	Director	January 5, 2016
Donna J. Sorensen, J.D.

/s/ Marie Z. Ziegler	Director	January 5, 2016
Marie Z. Ziegler