Form 10-K
period 2015-12-31
QCR HOLDINGS INC
filed 2016-03-11
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

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

Yes [   ]          No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The NASDAQ Global Market on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $235,581,715.

As of February 29, 2016, the Registrant had outstanding 11,812,011 shares of common stock, $1.00 par value per share.

Documents incorporated by reference:

Part III of Form 10-K - Proxy statement for annual meeting of stockholders to be held in May 2016.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page Number(s)
Part I
Item 1.	Business	5
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	24

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	27
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	General	28
	Executive Overview	28
	Long-Term Financial Goals	29
	Strategic Developments	30
	GAAP to Non-GAAP Reconciliations	32
	Net Interest Income and Margin (Tax Equivalent Basis)	34
	Critical Accounting Policies	37
	Results of Operations
	Interest Income	38
	Interest Expense	38
	Provision for Loan/Lease Losses	39
	Noninterest Income	40
	Noninterest Expense	43
	Income Taxes	45
	Financial Condition
	Overview	45
	Investment Securities	46
	Loans/Leases	47
	Allowance for Estimated Losses on Loans/Leases	48
	Nonperforming Assets	51
	Deposits	52
	Short-Term Borrowings	52
	FHLB Advances and Other Borrowings	53
	Stockholders' Equity	54
	Liquidity and Capital Resources	55
	Commitments, Contingencies, Contractual Obligations, and Off-Balance Sheet Arrangements	56
	Impact of Inflation and Changing Prices	57
	Special Note Concerning Forward-Looking Statements	57
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	58

Throughout the Notes to the Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and remaining sections of this Form 10-K (including appendices), we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

Part I

Item 1.	Business

General. QCR Holdings, Inc. is a multi-bank holding company headquartered in Moline, Illinois, that was formed in February 1993 under the laws of the state of Delaware. The Company serves the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls and Rockford communities through the following three wholly-owned banking subsidiaries, which provide full-service commercial and consumer banking and trust and asset management services:

●	QCBT, which is based in Bettendorf, Iowa, and commenced operations in 1994;
●	CRBT, which is based in Cedar Rapids, Iowa, and commenced operations in 2001; and
●	RB&T, which is based in Rockford, Illinois, and commenced operations in 2005.

On May 13, 2013, the Company acquired Community National and its banking subsidiary, CNB. Community National and CNB commenced operations in 1997 and historically provided full-service commercial and consumer banking, and trust and asset management services, to Cedar Falls, Mason City, and Waterloo, Iowa and Austin, Minnesota. At acquisition, CNB had a total of eight branch facilities with four in the Waterloo/Cedar Falls area where CNB was headquartered, two in Mason City, and two in Austin. On October 4, 2013, the Company finalized the sale of the two branches in Mason City. On October 11, 2013, the Company finalized the sale of the two branches in Austin. On October 26, 2013, CNB merged with and into CRBT. CNB’s merged branch offices operate as a division of CRBT under the name “Community Bank & Trust.” In December 2013, one of the branch facilities in Cedar Falls was closed due to lack of sufficient customer activity. See Note 2 to the consolidated financial statements for further discussion of the acquisition of Community National and sales of certain CNB branches.

The Company also engages in direct financing lease contracts through m2, a wholly-owned subsidiary of QCBT based in Brookfield, Wisconsin. QCBT previously owned 80% of m2. In August 2012, QCBT entered into an amendment to the operating agreement of m2 and purchased the remaining 20% noncontrolling interest. See Note 23 to the consolidated financial statements for further discussion of the acquisition.

Subsidiary Banks. QCBT was capitalized on October 13, 1993, and commenced operations on January 7, 1994. QCBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. QCBT provides full service commercial, correspondent, and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois. QCBT, on a consolidated basis with m2, had total segment assets of $1.34 billion and $1.32 billion as of December 31, 2015 and 2014, respectively.

CRBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. The Company commenced operations in Cedar Rapids in June 2001, operating a branch of QCBT. The Cedar Rapids branch operation then began functioning under the CRBT charter in September 2001. As previously discussed, the merged branches of CNB operate as a division of CRBT under the name “Community Bank & Trust.” CRBT provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids and Waterloo/Cedar Falls, Iowa and adjacent communities through its five facilities. The headquarters for CRBT is located in downtown Cedar Rapids with one other branch located in northern Cedar Rapids, two branches located in Waterloo and one branch located in Cedar Falls. CRBT had total segment assets of $866.9 million and $840.3 million as of December 31, 2015 and 2014, respectively.

RB&T is an Illinois-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. The Company commenced operations in Rockford, Illinois in September 2004, operating a branch of QCBT, and that operation began functioning under the RB&T charter in January 2005. RB&T provides full-service commercial and consumer banking and trust and asset management services to Rockford and adjacent communities through its headquarters located on Guilford Road at Alpine Road in Rockford and its branch facility located in downtown Rockford. RB&T had total segment assets of $367.5 million and $353.4 million as of December 31, 2015 and 2014, respectively.

See Note 22 to the consolidated financial statements for additional business segment information.

Other Operating Subsidiaries. m2, which is based in Brookfield, Wisconsin, is engaged in the business of leasing machinery and equipment to C&I businesses under direct financing lease contracts.

Trust Preferred Subsidiaries. Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2015 and 2014:

Name	Date Issued	Amount Issued as of 12/31/15	Amount Issued as of 12/31/14	Interest Rate	Interest Rate as of 12/31/2015	Interest Rate as of 12/31/2014

QCR Holdings Statutory Trust II	February 2004	$10,310,000	$12,372,000	2.85% over 3-month LIBOR	3.18%	3.08%
QCR Holdings Statutory Trust III	February 2004	8,248,000	8,248,000	2.85% over 3-month LIBOR	3.18%	3.08%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	5,155,000	1.80% over 3-month LIBOR	2.12%	2.03%
QCR Holdings Statutory Trust V	February 2006	10,310,000	10,310,000	1.55% over 3-month LIBOR	1.87%	1.78%
Community National Statutory Trust II	September 2004	3,093,000	3,093,000	2.17% over 3-month LIBOR	2.74%	2.42%
Community National Statutory Trust III	March 2007	3,609,000	3,609,000	1.75% over 3-month LIBOR	2.26%	1.99%
		$40,725,000	$42,787,000	Weighted Average Rate	2.60%	2.50%

Securities issued by all of the trusts listed above mature thirty years from the date of issuance, but are all currently callable at par at any time. Interest rate reset dates vary by trust.

QCR Holdings Statutory Trust IV was dissolved in 2016 after the Company purchased the related security at auction, as noted in Note 25 to the Consolidated Financial Statements.

Other Ownership Interests. In addition to its wholly-owned subsidiaries, the Company owns a 20% equity position in Nobel Real Estate Investors, LLC. In June 2005, CRBT entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC, which provided residential real estate mortgage lending services. During the first quarter of 2013, CRBT and the partner mutually terminated the joint venture. CRBT continues to provide residential real estate mortgage lending services through its consumer banking division. In December 2014, QCBT entered into a joint venture as a 20% owner of Ruhl Mortgage, to provide residential real estate mortgage lending services and products to QCBT clients.

Business. The Company’s principal business consists of attracting deposits and investing those deposits in loans/leases and securities. The deposits of the subsidiary banks are insured to the maximum amount allowable by the FDIC. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans/leases and securities and the interest paid on deposits and borrowings. The Company’s operating results are affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, as described more fully in this Form 10-K. Its operating results also can be affected by trust fees, investment advisory and management fees, deposit service charge fees, gains on the sale of residential real estate and government guaranteed loans, earnings from BOLI and other noninterest income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses, bank service charges, FDIC and other insurance, loan/lease expenses and other administrative expenses.

The Company and its subsidiaries collectively employed 406 and 409 FTEs at December 31, 2015 and 2014, respectively.

The Federal Reserve is the primary federal regulator of the Company and its subsidiaries. In addition, QCBT and CRBT are regulated by the Iowa Superintendent and RB&T is regulated by the IDFPR. The FDIC, as administrator of the Deposit Insurance Fund, also has regulatory authority over the subsidiary banks. See Appendix A for more information on the federal and state statutes and regulations that are applicable to the Company and its subsidiaries.

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

In accordance with Iowa regulation, the legal lending limit to one borrower for QCBT and CRBT, calculated as 15% of aggregate capital, was $19.7 million and $15.8 million, respectively, as of December 31, 2015. In accordance with Illinois regulation, the legal lending limit to one borrower for RB&T, calculated as 25% of aggregate capital, totaled $9.6 million as of December 31, 2015.

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

QCBT:	$10.0 million
CRBT:	$7.5 million
RB&T:	$3.7 million

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

Specifically, each subsidiary bank’s total loans as a percentage of average assets may not exceed 85%. In addition, following are established policy limits and the actual allocations for the three subsidiary banks as of December 31, 2015 for the loan portfolio on a per loan type basis, reflected as a percentage of the subsidiary bank’s average gross loans:

	QCBT		CRBT		RB&T
Type of Loan *	Maximum Percentage per Loan Policy	As of December 31, 2015	Maximum Percentage per Loan Policy	As of December 31, 2015	Maximum Percentage per Loan Policy	As of December 31, 2015

One-to-four family residential	30%	14%	25%	11%	30%	20%
Multi-family	15%	2%	15%	7%	15%	3%
Farmland	5%	1%	5%	1%	5%	0%
Non-farm, nonresidential	50%	26%	50%	34%	50%	43%
Construction and land development	20%	3%	15%	6%	20%	3%
C&I	60%	20%	60%	30%	60%	26%
Loans to individuals	10%	1%	10%	1%	10%	1%
Lease financing	30%	21%	5%	0%	20%	0%
Bank stock loans	**	**	10%	1%	10%	0%
All other loans	15%	12%	10%	9%	10%	4%
		100%		100%		100%

* The loan types above are as defined and reported in the subsidiary banks’ quarterly Reports of Condition and Income (also known as Call Reports).

** QCBT’s maximum percentage for bank stock loans is 150% of aggregate capital (bank stock loan commitments are limited to 200% of aggregate capital). At December 31, 2015, QCBT’s bank stock loans totaled 50% of aggregate capital.

The following table presents total loans/leases by major loan/lease type and subsidiary as of December 31, 2015 and 2014. Residential real estate loans held for sale are included in residential real estate loans below.

	QCBT		m2 Lease Funds		CRBT		RBT		Intercompany Elimination	Consolidated Total
	$	%	$	%	$	%	$	%	$	$	%
	(dollars in thousands)
As of December 31, 2015:

C&I loans	$267,367	39%	$20,120	10%	$263,792	43%	$96,881	33%	$-	$648,160	36%
CRE loans	296,157	43%	-	0%	285,866	46%	142,346	48%	-	724,369	40%
Direct financing leases	-	0%	173,656	86%	-	0%	-	0%	-	173,656	10%
Residential real estate loans	86,920	13%	-	0%	43,345	7%	40,168	14%	-	170,433	9%
Installment and other consumer loans	35,862	5%	-	0%	23,970	4%	13,837	5%	-	73,669	4%
Deferred loan/lease origination costs, net of fees	457	0%	7,343	4%	(358)	0%	294	0%	-	7,736	0%
	$686,763	100%	$201,119	100%	$616,615	100%	$293,526	100%	$-	$1,798,023	100%

As of December 31, 2014:

C&I loans	$238,495	39%	$4,739	3%	$212,208	37%	$68,485	25%	$-	$523,927	32%
CRE loans	256,195	42%	-	0%	297,377	51%	150,031	55%	(1,463)	702,140	43%
Direct financing leases	-	0%	166,032	93%	-	0%	-	0%	-	166,032	10%
Residential real estate loans	75,095	13%	-	0%	43,863	8%	39,675	15%	-	158,633	10%
Installment and other consumer loans	35,213	6%	-	0%	24,252	4%	13,142	5%	-	72,607	5%
Deferred loan/lease origination costs, net of fees	80	0%	6,673	4%	(337)	0%	248	0%	-	6,664	0%
	$605,078	100%	$177,444	100%	$577,363	100%	$271,581	100%	$(1,463)	$1,630,003	100%

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

C&I Lending

As noted above, the subsidiary banks are active C&I lenders. The current areas of emphasis include loans to small and mid-sized businesses with a wide range of operations such as wholesalers, manufacturers, building contractors, business services companies, other banks, and retailers. The banks provide a wide range of business loans, including lines of credit for working capital and operational purposes, and term loans for the acquisition of facilities, equipment and other purposes. Since 2010, the subsidiary banks have been active in participating in lending programs offered by the SBA and USDA. Under these programs, the government entities will generally provide a guarantee of repayment ranging from 50% to 85% of the principal amount of the qualifying loan.

Loan approval is generally based on the following factors:

●	Ability and stability of current management of the borrower;
●	Stable earnings with positive financial trends;
●	Sufficient cash flow to support debt repayment;
●	Earnings projections based on reasonable assumptions;
●	Financial strength of the industry and business; and
●	Value and marketability of collateral.

For C&I loans, the Company assigns internal risk ratings which are largely dependent upon the aforementioned approval factors. The risk rating is reviewed annually or on an as needed basis depending on the specific circumstances of the loan. See Note 1 to the consolidated financial statements for additional information, including the internal risk rating scale.

As part of the underwriting process, management reviews current borrower financial statements. When appropriate, certain C&I loans may contain covenants requiring maintenance of financial performance ratios such as, but not limited to:

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

The Company’s lending policy specifies maximum term limits for C&I loans. For term loans, the maximum term is generally seven years. Generally, term loans range from three to five years. For lines of credit, the maximum term is typically 365 days.

In addition, the subsidiary banks often take personal guarantees or cosignors to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.

CRE Lending

The subsidiary banks also make CRE loans. CRE loans are subject to underwriting standards and processes similar to C&I loans, in addition to those standards and processes specific to real estate loans. Collateral for these loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower. The Company’s lending policy specifies maximum loan-to-value limits based on the category of CRE (commercial real estate loans on improved property, raw land, land development, and commercial construction). These limits are the same limits as, or in some situations, more conservative than, those established by regulatory authorities. Following is a listing of these limits as well as some of the other guidelines included in the Company’s lending policy for the major categories of CRE loans:

CRE Loan Types	Maximum Advance Rate **	Maximum Term

CRE Loans on Improved Property *	80%	7 years
Raw Land	Lesser of 90% of project cost, or 65% of "as is" appraised value	12 months
Land Development	Lesser of 90% of project cost, or 75% of appraised value	24 months
Commercial Construction Loans	Lesser of 90% of project cost, or 80% of appraised value	365 days

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

In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied CRE loans. Owner-occupied CRE loans are generally considered to have less risk. As of December 31, 2015 and 2014, approximately 35% and 37%, respectively, of the CRE loan portfolio was owner-occupied.

The Company’s lending policy limits non-owner occupied CRE lending to 300% of total risk-based capital, and limits construction, land development, and other land loans to 100% of total risk-based capital. Exceeding these limits warrants the use of heightened risk management practices in accordance with regulatory guidelines. As of December 31, 2015, all three subsidiary banks were in compliance with these limits.

Following is a listing of the significant industries within the Company’s CRE loan portfolio as of December 31, 2015 and 2014:

	2015		2014
	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Nonresidential Buildings	$264,133	37%	$248,326	35%
Lessors of Residential Buildings	89,189	12%	73,781	11%
Lessors of Other Real Estate Property	22,009	3%	17,553	3%
Hotels	19,228	3%	16,252	2%
Land Subdivision	17,839	2%	19,504	3%
Nursing Care Facilities	17,288	2%	17,078	2%
New Car Dealers	11,656	2%	16,090	2%
Other *	283,027	39%	293,556	42%

Total Commercial Real Estate Loans	$724,369	100%	$702,140	100%

* “Other” consists of all other industries. None of these had concentrations greater than $14.0 million, or 2%, of total CRE loans.

Direct Financing Leasing

m2 leases machinery and equipment to C&I customers under direct financing leases. All lease requests are subject to the credit requirements and criteria as set forth in the lending/leasing policy. In all cases, a formal independent credit analysis of the lessee is performed.

The following private and public sector business assets are generally acceptable to consider for lease funding:

●	Computer systems;
●	Photocopy systems;
●	Fire trucks;
●	Specialized road maintenance equipment;
●	Medical equipment;
●	Commercial business furnishings;
●	Vehicles classified as heavy equipment;
●	Trucks and trailers;
●	Equipment classified as plant or office equipment; and
●	Marine boat lifts.

m2 will generally refrain from funding leases of the following type:

●	Leases collateralized by non-marketable items;
●	Leases collateralized by consumer items, such as vehicles, household goods, recreational vehicles, boats, etc.;
●	Leases collateralized by used equipment, unless its remaining useful life can be readily determined; and
●	Leases with a repayment schedule exceeding seven years.

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

	For the year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Originations of residential real estate loans	$41,279	$72,146	$105,716
Sales of residential real estate loans	$23,726	$33,100	$56,103
Percentage of sales to originations	57%	46%	53%

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

See Appendix B for tables and schedules that show selected comparative statistical information relating to the business of the Company required to be presented pursuant to federal securities laws. Consistent with the information presented in the Form 10-K, results are presented as of and for the fiscal years ended December 31, 2015, 2014, and 2013, as applicable.

Internet Site, Securities Filings and Governance Documents. The Company maintains an Internet site at www.qcrh.com. The Company makes available free of charge through this site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. These filings are available at http://www.snl.com/IRW/Docs/1024092. Also available are many of its corporate governance documents, including the Code of Conduct (http://www.snl.com/IRW/govdocs/1024092).

Item 1A.	Risk Factors

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

A prolonged continuation of economic uncertainty or worsening of current economic conditions could have a material adverse effect on our financial condition and results of operations.

While economic indicators have generally shown signs of gradual improvement, uncertainty related to U.S. and worldwide fiscal issues, political climates and global economic conditions continue. There can be no assurance that this improvement will continue or be spread evenly throughout the markets that the Company serves. Continued uncertainty, elevated unemployment, volatility or disruptions of global financial markets, or prolonged deterioration in the global, national or local business or economic conditions could result in, among other things, a deterioration of credit quality, further impairment of real estate values or a reduced demand for credit or other products and services we offer to clients.

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

The majority of our subsidiary banks’ loan portfolios are invested in C&I and CRE loans, and we focus on lending to small to medium-sized businesses. The size of the loans we can offer to commercial customers is less than the size of the loans that our competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area’s largest businesses. Smaller companies tend to be at a competitive disadvantage and generally have limited operating histories, less sophisticated internal record keeping and financial planning capabilities and fewer financial resources than larger companies. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger, more established businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to C&I and CRE loans, our subsidiary banks are also active in residential mortgage and consumer lending. Our borrowers may experience financial difficulties, and the level of nonperforming loans, charge-offs and delinquencies could rise, which could negatively impact our business through increased provision, reduced interest income on loans/leases, and increased expenses incurred to carry and resolve problem loans/leases.

C&I loans make up a large portion of our loan/lease portfolio.

C&I loans were $648.2 million, or approximately 36% of our total loan/lease portfolio, as of December 31, 2015. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment and real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee or cosigner on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may lose value over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. In addition, a prolonged recovery period could harm or continue to harm the businesses of our C&I customers and reduce the value of the collateral securing these loans.

Our loan/lease portfolio has a significant concentration of CRE loans, which involve risks specific to real estate values.

CRE lending comprises a significant portion of our lending business. Specifically, CRE loans were $724.4 million, or approximately 40% of our total loan/lease portfolio, as of December 31, 2015. Of this amount, $252.5 million, or approximately 35%, was owner-occupied. The market value of real estate securing our CRE loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

The problems that have occurred in the residential real estate and mortgage markets throughout much of the U.S. in prior years also affected the commercial real estate market. In our market areas, we generally experienced a downturn in credit performance by our CRE loan customers in prior years relative to historical norms, and despite recent improvements in certain aspects of the economy, a level of uncertainty continues to exist in the economy and credit markets, there can be no guarantee that we will not experience further deterioration in the performance of CRE and other real estate loans in the future. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision and adversely affect our operating results, financial condition and/or capital.

Our allowance may prove to be insufficient to absorb losses in our loan/lease portfolio.

We establish our allowance in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2015, our allowance as a percentage of total gross loans/leases was 1.46%, and as a percentage of total NPLs was 223.33%. In addition, we had net charge-offs as a percentage of gross average loans/leases of 0.22% for the year ended December 31, 2015. Because of the concentration of C&I and CRE loans in our loan portfolio, which tend to be larger in amount than residential real estate and installment loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance as of December 31, 2015 was adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance will prove sufficient to cover actual loan/lease losses in the future, particularly if economic conditions are more difficult than what management currently expects. Additional provisions and loan/lease losses in excess of our allowance may adversely affect our business, financial condition and results of operations.

The Company’s information systems may experience an interruption or breach in security and cyber-attacks, all of which could have a material adverse effect on the Company’s business.

The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business.  Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attacks (such as unauthorized access to the Company’s systems).  These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have also increased. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions, particularly denial of service attacks that are designed to disrupt key business services, such as customer-facing web sites. The Company is not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.  It is also possible that a cyber incident, such as a security breach, may remain undetected for a period of time, further exposing the Company to technology-related risks. However, applying guidance from the Federal Financial Institutions Examination Council, the Company has analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that the Company does not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact the Company through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them.  Despite third-party security risks that are beyond our control, the Company offers its customers protection against fraud and attendant losses for unauthorized use of debit cards in order to stay competitive in the marketplace. Offering such protection to our customers exposes the Company to potential losses which, in the event of a data breach at one or more retailers of considerable magnitude, may adversely affect its business, financial condition, and results of operations. Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on the Company’s business.  To the extent we are involved in any future cyber-attacks or other breaches, the Company’s reputation could be affected, which could also have a material adverse effect on the Company’s business, financial condition or results of operations.

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

U.S. financial institutions are also subject to numerous monitoring, recordkeeping, and reporting requirements designed to detect and prevent illegal activities such as money laundering and terrorist financing. These requirements are imposed primarily through the Bank Secrecy Act which was most recently amended by the USA Patriot Act. We have instituted policies and procedures to protect us and our employees, to the extent reasonably possible, from being used to facilitate money laundering, terrorist financing and other financial crimes. There can be no guarantee, however, that these policies and procedures are effective.

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

Our profitability is in large part a function of the spread between the interest rates earned on investments and loans/leases and the interest rates paid on deposits and other interest bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan/lease terms, the mix of adjustable and fixed rate loans/leases in our portfolio, the length of time deposits and borrowings, and the rate sensitivity of our deposit customers could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at “Quantitative and Qualitative Disclosures about Market Risk” included under Item 7A of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

The Company and each of its banking subsidiaries are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations, which have recently increased due to the effectiveness of the Basel III Rules. We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations. Our ability to raise additional capital, when and if needed or desired, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market conditions, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. Our failure to meet these capital and other regulatory requirements could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition.

Failure to pay interest on our debt may adversely impact our ability to pay common stock dividends.

As of December 31, 2015, we had $40.7 million of junior subordinated debentures held by six business trusts that we control. Interest payments on the debentures, which totaled $1.3 million for 2015, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments on the debentures could cause a subsequent decline in the market price of our common stock because we would not be able to pay dividends on our common stock.

As a bank holding company, our sources of funds are limited.

We are a bank holding company, and our operations are primarily conducted by our subsidiary banks, which are subject to significant federal and state regulation. When available, cash to pay dividends to our stockholders is derived primarily from dividends received from our subsidiary banks. Our ability to receive dividends or loans from our subsidiary banks is restricted. Dividend payments by our subsidiaries to us in the future will require generation of future earnings by them and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, our right to participate in the assets of our subsidiary banks in the event of a liquidation or reorganization of any of the banks would be subject to the claims of the creditors of such bank, including depositors, which would take priority except to the extent we may be a creditor with a recognized claim. As of December 31, 2015, our subsidiary banks had deposits and other liabilities in the aggregate of approximately $2.31 billion.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

The market value of investments in our securities portfolio has become increasingly volatile in recent years, and as of December 31, 2015, we had gross unrealized losses of $5.4 million, or 0.9% of amortized cost, in our investment portfolio (almost entirely offset by gross unrealized gains of $5.2 million). The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we formally evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the OTTI, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur. Based on management’s evaluation, it was determined that the gross unrealized losses at December 31, 2015 were temporary and primarily a function of the changes in certain market interest rates.

Liquidity risks could affect operations and jeopardize our business, results of operations and financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of securities and/or loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, deposits, investment maturities and calls, and loan/lease repayments. Additional liquidity is provided by federal funds purchased from the FRB or other correspondent banks, FHLB advances, wholesale and customer repurchase agreements, brokered time deposits, and the ability to borrow at the FRB’s Discount Window. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

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

We operate primarily in the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, and Rockford markets, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. We have developed a particularly strong presence in Bettendorf, Cedar Falls, Cedar Rapids, Davenport, and Waterloo, Iowa and Moline, Rock Island, and Rockford, Illinois and their surrounding communities. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce demand for our products and services, affect the ability of our customers to repay their loans to us, increase the levels of our nonperforming and problem loans, and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

We rely heavily on the success of our bank subsidiaries’ independent management teams. Accordingly, much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain the executive officers and current management teams of our operating subsidiaries will continue to be important to the successful implementation of our strategy. It is also critical, as we manage our existing portfolio and grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

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

Our consolidated financial statements are prepared in accordance with U.S. GAAP and general reporting practices within the financial services industry, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Some accounting policies, such as those pertaining to our allowance, require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results may differ from these estimates and judgments under different assumptions or conditions, which may have a material adverse effect on our financial condition or results of operations in subsequent periods.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations.

Changes in these standards are continuously occurring, and given the current economic environment, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

Secondary mortgage, government guaranteed loan and interest rate swap market conditions could have a material impact on our financial condition and results of operations.

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

The interest rate swap market is dependent upon market conditions. If interest rates move, interest rate swap transactions may no longer make sense for the Company and/or its customers. Interest rate swaps are generally appropriate for commercial customers with a certain level of expertise and comfort with derivatives, so our success is dependent upon the ability to make loans to these types of commercial customers. Additionally, our ability to execute interest rate swaps is also dependent upon counterparties that are willing to enter into the interest rate swap that is equal and offsetting to the interest rate swap we enter into with the commercial customer.

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

Item 1B.	Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.	Properties

The following table is a listing of the Company’s operating facilities:

Facility Address	Facility Square Footage	Owned or Leased

QCR Holdings, Inc.
3551 7th Street in Moline, IL (1)	30,000	Owned

QCBT
2118 Middle Road in Bettendorf, IA	6,700	Owned
4500 Brady Street in Davenport, IA	36,000	Owned
5405 Utica Ridge Road in Davenport, IA	7,400	Leased
1700 Division Street in Davenport, IA	12,000	Owned

CRBT
500 1st Avenue NE, Suite 100 in Cedar Rapids, IA (2)	48,000	Owned
5400 Council Street in Cedar Rapids, IA	5,900	Owned
422 Commercial Street in Waterloo, IA (3)	25,000	Owned
11 Tower Park Drive in Waterloo, IA (3)	6,000	Owned
312 1st Street in Cedar Falls, IA (3)	3,000	Owned

RBT
4571 Guilford Road in Rockford, IL	20,000	Owned
308 West State Street in Rockford, IL	1,100	Leased

m2
175 North Patrick Boulevard in Brookfield, WI	4,500	Leased

(1) This facility is utilized as a branch of QCBT in addition to housing the holding company.

(2) In January 2015, CRBT purchased the 3rd floor of the 1st Avenue NE branch facility, adding approximately 12,000 square feet of additional business space.

(3) Branches of Community Bank & Trust.

The subsidiary banks intend to limit their investment in premises to no more than 50% of their capital. Management believes that the facilities are of sound construction, in good operating condition, are appropriately insured, and are adequately equipped for carrying on the business of the Company.

No individual real estate property amounts to 10% or more of consolidated assets.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The common stock, par value $1.00 per share, of the Company is listed on The NASDAQ Global Market under the symbol “QCRH”. The stock began trading on NASDAQ on October 6, 1993. The Company transferred its listing from the NASDAQ Capital Market to the NASDAQ Global Market on March 1, 2010. As of February 29, 2016, there were 11,812,011 shares of common stock outstanding held by approximately 2,700 holders of record. Additionally, there are an estimated 800 beneficial holders whose stock was held in the street name by brokerage houses and other nominees as of that date. The following table sets forth the high and low sales prices of the common stock, as reported by NASDAQ for the periods indicated.

	2015 Sales Price		2014 Sales Price		2013 Sales Price
	High	Low	High	Low	High	Low

First quarter	$18.19	$16.91	$17.48	$16.99	$16.96	$13.05
Second quarter	22.75	17.51	17.96	17.00	16.50	13.18
Third quarter	23.23	19.58	18.10	16.96	16.51	14.96
Fourth quarter	24.90	21.00	18.20	17.50	18.20	15.65

Dividends on Common Stock. Dividends paid on common stock for the years ending December 31, 2015 and 2014 are as follows:

Declaration Date	Amount Declared Per Share	Record Date	Total Amount Paid to Shareholders (in thousands)	Date Paid

May 14, 2014	$0.04	June 20, 2014	$315	July 8, 2014
November 6, 2014	0.04	December 19, 2014	316	January 7, 2015
May 20, 2015	0.04	June 19, 2015	466	July 8, 2015
November 20, 2015	0.04	December 18, 2015	469	January 6, 2016

As mentioned in the press release dated February 18, 2016, starting with the first quarter dividend declared on February 11, 2016, the board of directors has resolved to evaluate paying dividends on a quarterly basis, as opposed to the prior practice of semi-annual dividends. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, but believes that operating results have reached a level that can sustain dividends, if declared, to stockholders.

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in private placements. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances existed through the date of filing of this Form 10-K filed with the SEC. See Note 16 to the Consolidated Financial Statements for additional information regarding dividend restrictions.

Purchase of Equity Securities by the Company. There were no purchases of common stock by the Company for the years ended December 31, 2015, 2014, and 2013.

Stockholder Return Performance Graph. The following graph indicates, for the period commencing December 31, 2010 and ending December 31, 2015, a comparison of cumulative total returns for the Company, the NASDAQ Composite Index, and the SNL Bank NASDAQ Index prepared by SNL Financial, Charlottesville, Virginia. The graph was prepared at the Company’s request by SNL Financial. The information assumes that $100 was invested at the closing price on December 31, 2010 in the common stock of the Company and in each index, and that all dividends were reinvested.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
QCR Holdings, Inc.	100.00	128.64	188.10	243.46	256.47	350.02
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank NASDAQ	100.00	88.73	105.75	152.00	157.42	169.94

Item 6.	Selected Financial Data

The following “Selected Financial Data” of the Company is derived in part from, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto. See Item 8. Financial Statements. Results for past periods are not necessarily indicative of results to be expected for any future period.

	Years Ended December 31,

	2015	2014	2013	2012	2011
STATEMENT OF INCOME DATA	(dollars in thousands, except per share data)
Interest income	$90,003	$85,965	$81,872	$77,376	$77,723
Interest expense	13,707	16,894	17,767	19,727	23,578
Net interest income	76,296	69,071	64,105	57,649	54,145
Provision for loan/lease losses	6,871	6,807	5,930	4,371	6,616
Non-interest income	24,530	21,158	26,846	18,953	19,085
Non-interest expense (1)	73,358	65,430	65,465	54,591	52,616
Income tax expense	3,669	3,039	4,618	4,534	3,868
Net income	16,928	14,953	14,938	13,106	10,130
Less: net income attributable to noncontrolling interests	-	-	-	488	438
Net income attributable to QCR Holdings, Inc.	16,928	14,953	14,938	12,618	9,692
Less: preferred stock dividends and discount accretion	-	1,082	3,168	3,496	5,284
Net income attributable to QCR Holdings, Inc. common stockholders	16,928	13,871	11,770	9,122	4,408

PER COMMON SHARE DATA

Net income - Basic (2)	$1.64	$1.75	$2.13	$1.88	$0.93
Net income - Diluted (2)	1.61	1.72	2.08	1.85	0.92
Cash dividends declared	0.08	0.08	0.08	0.08	0.08
Dividend payout ratio	4.88%	4.57%	3.76%	4.26%	8.60%
Closing stock price	$24.29	$17.86	$17.03	$13.22	$9.10

BALANCE SHEET DATA

Total assets	$2,593,198	$2,524,958	$2,394,953	$2,093,730	$1,966,610
Securities	577,109	651,539	697,210	602,239	565,229
Total loans/leases	1,798,023	1,630,003	1,460,280	1,287,388	1,200,745
Allowance	26,141	23,074	21,448	19,925	18,789
Deposits	1,880,666	1,679,668	1,646,991	1,374,114	1,205,458
Borrowings	444,162	662,558	563,381	547,758	590,603
Stockholders' equity:
Preferred	-	-	29,799	53,163	63,386
Common	225,886	144,079	117,778	87,271	81,047

KEY RATIOS
ROAA (3)	0.66%	0.61%	0.64%	0.62%	0.51%
ROACE (2)	8.79	10.49	11.48	10.84	5.82
ROAE (3)	8.79	10.48	10.24	8.90	7.09
NIM, tax equivalent yield (4)	3.37	3.15	3.03	3.14	3.08
Efficiency ratio (5)	72.76	72.52	71.98	71.27	71.85
Loans to deposits	95.61	97.04	88.66	93.69	99.61
NPAs to total assets	0.74	1.31	1.28	1.41	2.06
Allowance to total loans/leases	1.46	1.42	1.47	1.55	1.56
Allowance to NPLs	223.33	114.78	104.70	78.47	58.70
Net charge-offs to average loans/leases	0.22	0.34	0.31	0.27	0.70
Average total stockholders' equity to average total assets	7.55	5.82	6.26	7.00	7.17

(1)  Non-interest expense for 2015 includes several one-time expenses - most notably, $7.5 million of losses on debt extinguishment related tothe prepayment of certain borrowings further described in Notes 9, 10 and 12 to the Consolidated Financial Statements.

(2)  Numerator is net income attributable to QCR Holdings, Inc. common stockholders

(3)  Numerator is net income attributable to QCR Holdings, Inc.

(4)  Interest earned and yields on nontaxable investments and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate

(5)  Non-interest expenses divided by the sum of net interest income before provision for loan/lease losses and non-interest income

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the years ending December 31, 2015, 2014, and 2013, and our financial condition at December 31, 2015 and 2014. This discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT. Over the past twenty two years, the Company has grown to include two additional banking subsidiaries (including the 2013 acquisition of CNB which was merged into one of the Company’s legacy banking subsidiaries) and a number of nonbanking subsidiaries. As of December 31, 2015, the Company had $2.59 billion in consolidated assets, including $1.80 billion in total loans/leases and $1.88 billion in deposits.

EXECUTIVE OVERVIEW

The Company reported net income of $16.9 million for the year ended December 31, 2015, and diluted EPS of $1.61. For the same period in 2014, the Company reported net income of $15.0 million, and diluted EPS of $1.72, after preferred stock dividends of $1.1 million. By comparison, for 2013, the Company reported net income of $14.9 million, and diluted EPS of $2.08, after preferred stock dividends of $3.2 million.

The fiscal year ended December 31, 2015 was highlighted by several significant items:

●	A successful common stock offering (described in Note 12 to the Consolidated Financial Statements);
●	Several balance sheet restructurings (described in Notes 9, 10 and 12 to the Consolidated Financial Statements);
●	Net interest margin improvement of 22 basis points, year-over-year, primarily attributable to the balance sheet restructurings;
●	Loan and lease growth of 10.3% for the year;
●	Strong gains on the sale of government guaranteed portions of loans and swap fee income – totaling $3.0 million for the year; and
●	Improved asset quality metrics, with a reduction in NPAs as a percentage of total assets from 1.31% at December 31, 2014 to 0.74% at December 31, 2015.

Following is a table that represents the various net income measurements for the years ended December 31, 2015, 2014, and 2013.

	Year Ended December 31,
	2015	2014	2013

Net income	$16,927,881	$14,952,537	$14,938,245
Less: Preferred stock dividends and discount accretion	-	1,081,877	3,168,302
Net income attributable to QCR Holdings, Inc. common stockholders	$16,927,881	$13,870,660	$11,769,943

Diluted EPS	$1.61	$1.72	$2.08

Weighted average common and common equivalent shares outstanding*	10,499,841	8,048,661	5,646,926

*The increase in the weighted average common and common equivalent shares outstanding was primarily due to the common stock issuance discussed in Note 12 to the Consolidated Financial Statements.

The Company reported core net income (non-GAAP) of $20.9 million, with diluted core EPS of $1.99. Core net income for the year excludes a number of non-recurring items, most significantly the $4.9 million of after-tax non-recurring expenses related to the prepayment of wholesale borrowings.

Following is a table that represents the major income and expense categories.

	Year Ended December 31,
	2015	2014	2013

Net interest income	$76,296,724	$69,071,128	$64,105,437
Provision for loan/lease losses	6,870,900	6,807,000	5,930,420
Noninterest income	24,529,723	21,157,357	26,845,676
Noninterest expense	73,358,424	65,429,978	65,464,506
Federal and state income tax	3,669,242	3,038,970	4,617,942
Net income	$16,927,881	$14,952,537	$14,938,245

In comparison to prior years, the following are some noteworthy changes in the Company’s financial results for 2015:

●	Net interest income grew $7.2 million, or 10%, compared to the prior year. Compared to 2013, net interest income grew $12.2 million, or 19%.
●	Provision for loan/lease losses was relatively flat from the prior year, while increasing $940 thousand compared to 2013.
●	Noninterest income increased $3.4 million, or 16%, compared to the prior year.
o	Gains on the sale of government guaranteed portion of loans and swap fee income increased $827 thousand, compared to the prior year.
o	Trust department fees and investment advisory and management fees increased $590 thousand during the same period.
o	Additionally, the Company recognized a lawsuit award in 2015 totaling $387 thousand and a gain on debt extinguishment of $300 thousand.
●	Several one-time acquisition-related gains and other one-time gains were recognized in 2013, totaling approximately $5.6 million, resulting in the decrease in noninterest income from 2013 to 2014.
●

Noninterest expense increased $7.9 million, or 12%, compared to the prior year. Losses on debt extinguishment totaled $7.5 million for the year. The Company also recognized a $1.2 million gain on the sale of an OREO property.

●	Acquisition and data conversion costs totaling $2.4 million in 2013 contributed to the higher noninterest expense in that year.

LONG-TERM FINANCIAL GOALS

As previously stated, the Company has established certain financial goals by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company’s ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of this Form 10-K. The Company’s long-term financial goals are as follows:

●	Improve balance sheet efficiency by targeting a gross loans and leases to total assets ratio greater than 70%;

●	Improve profitability (measured by NIM and ROAA);

●	Prioritize strong asset quality by maintaining NPAs to total assets of less than 0.75% and maintain charge-offs as a percentage of average loans of under 0.25% annually;

●	Reduce reliance on wholesale funding to less than 15% of total assets;

●	Grow noninterest bearing deposits to more than 30% of total assets;

●	Increase the commercial lease portfolio so that it represents 10% of total assets;

●	Grow gains on sales of government guaranteed portions of loans and swap fee income to more than $4.0 million annually; and

●	Grow wealth management segment net income by 15% annually.

The following table shows the evaluation of the Company’s long-term financial goals.

			For the Year Ending
			December 31, 2015	December 31, 2015 (non- GAAP)(1)	December 31, 2014
Goal	Key Metric	Target (2)	(dollars in thousands)
Balance sheet efficiency	Gross loans and leases to total assets	> 70%	69%		65%
Profitability	NIM	> 3.50%	3.37%		3.15%
	ROAA	> 1.00%	0.66%	0.82%	0.61%
Asset quality	NPAs to total assets	< 0.75%	0.74%		1.31%
	Net charge-offs to average loans/leases	< 0.25% annually	0.22%		0.34%
Lower reliance on wholesale funding	Wholesale funding to total assets	< 15%	20%		30%
Funding mix	Noninterest bearing deposits as a percentage of total assets	> 30%	24%		20%
Commercial leasing	Leases as a percentage of total assets	10%	7%		7%
Consistent, high quality noninterest income revenue streams	Gains on sales of government guaranteed portions of loans and swap fee income	> $4 million annually	$3.0 million		$2.3 million
	Grow wealth management segment net income	> 15% annually	5%		13%

(1) Non-GAAP calculations are provided, when applicable. Refer to GAAP to non-GAAP reconciliation table for details.

(2) Targets will be re-evaluated and adjusted annually. The Company revisited targets in early 2016 and has adjusted accordingly.

STRATEGIC DEVELOPMENTS

The Company took the following actions to support our corporate strategy and the long-term financial goals shown above.

●

Loan and lease growth for the year was 10.3%. This was within the Company’s target organic growth rate of 10-12%. A majority of this growth was in the C&I loan category. As of December 31, 2015, this segment of the portfolio accounted for 36% of total loans and leases. At the same time, the Company has reduced its reliance on CRE loans, with that segment representing 40% of the portfolio as of December 31, 2015, down from 43% as of December 31, 2014. This loan and lease growth has continued to help move the loan and lease to total asset ratio upward to 69%, from 65% in the prior year and 61% two years ago. Additionally, the Company continues to evaluate market opportunities to rotate out of securities and into loans and leases, as this will also make the balance sheet more profitable. Generally, securities have a lower yield; therefore, by replacing with loans and leases, the Company will continue to improve NIM.

●

In the second quarter of 2015, the Company executed a common stock offering and balance sheet restructuring that greatly reduced borrowings and the weighted average cost of borrowings in order to improve the long-term profitability of the Company. Refer to Note 12 to the Consolidated Financial Statements for additional information. The Company continued to execute restructuring activities in the fourth quarter of 2015 (described in Notes 9 and 10 of the Consolidated Financial Statements) and the first quarter of 2016 (described in Note 25 of the Consolidated Financial Statements).

●

The Company was heavily focused on reducing NPAs to total assets ratio to below 1.00% and was successful in achieving this benchmark during the third quarter, with an actual ratio of 0.80% as of September 30. 2015. The Company continued to see improvement in this ratio in the fourth quarter, with an actual ratio of 0.74% as of December 31, 2015. The reduction of NPAs throughout the year was primarily due to OREO sales and nonaccrual loan paydowns. The Company remains committed to further improving asset quality in 2016.

●

Management continues to focus on reducing the Company’s reliance on wholesale funding. The balance sheet restructuring that was executed in the second quarter lowered the Company’s reliance significantly. Continued restructuring in the fourth quarter of 2015 helped further reduce the Company’s reliance on wholesale funding to 20% (down from 30% at December 31, 2014). The restructuring executed in the 1st quarter of 2016 (as described in Note 25 of the Consolidated Financial Statements) has further reduced the Company’s reliance on wholesale funding. Management continues to closely evaluate opportunities for further reduction in wholesale funding.

●

Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the three states currently served – Iowa, Illinois and Wisconsin. The Company acts as the correspondent bank for 172 downstream banks with total noninterest bearing deposits of $286.9 million as of December 31, 2015. Average noninterest bearing deposit balances for 2015 totaled $343.1 million. This line of business provides a strong source of noninterest bearing deposits, fee income and high-quality loan participations.

●

The Company provides commercial leasing services through its wholly-owned subsidiary, m2 Lease Funds, which has lease specialists in Iowa, Illinois, Wisconsin, Minnesota, South Carolina, North Carolina, Georgia, Florida and Pennsylvania. Historically, this portfolio has been high yielding, with an average gross yield in 2015 approximating 8.2%. This portfolio has also shown strong asset quality throughout its history and the Company intends to grow this portfolio to 10% of consolidated assets.

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

●

As a result of the historically low interest rate environment, the Company is focused on executing interest rate swaps on select commercial loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company.

●

Wealth management is another core line of business for the Company and includes a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of December 31, 2015 the Company had $1.73 billion of total financial assets in trust (and related) accounts and $628 million of total financial assets in brokerage (and related) accounts. Continued growth in assets under management will help to drive trust and investment advisory fees, with a goal of growing this segment’s net income by 15% annually. The Company hired four business development officers in 2014 to help with this strategy. Additionally, the Company has started offering trust and investment advisory services to the correspondent banks that it serves. As management focuses on growing fee income, expanding market share will continue to be a primary strategy.

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

The tangible common equity to tangible assets non-GAAP ratio has been a focus for investors and management believes that this ratio may assist investors in analyzing the Company’s capital position without regard to the effects of intangible assets.

The table below also includes several “core” non-GAAP measurements of financial performance. The Company's management believes that these measures are important to investors as they exclude non-recurring income and expense items; therefore, they provide a better comparison for analysis and may provide a better indicator of future run-rates.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

	As of
GAAP TO NON-GAAP RECONCILIATIONS	December 31, 2015	December 31, 2014
	(dollars in thousands, except per share data)
TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS RATIO (1)

Stockholders' equity (GAAP)	$225,886	$144,079
Less: Intangible assets	4,694	4,894
Tangible common equity (non-GAAP)	$221,192	$139,185

Total assets (GAAP)	$2,593,198	$2,524,958
Less: Intangible assets	4,694	4,894
Tangible assets (non-GAAP)	$2,588,504	$2,520,064

Tangible common equity to tangible assets ratio (non-GAAP)	8.55%	5.52%

	For the Year Ended
CORE NET INCOME (2)	December 31, 2015	December 31, 2014

Net income (GAAP)	$16,928	$14,953

Less nonrecurring items (post-tax) (3):
Income:
Securities gains	$519	$60
Gain on debt extinguishment	195	-
Lawsuit award	252	-
Total nonrecurring income (non-GAAP)	$966	$60

Expense:
Losses on debt extinguishment	$4,866	$-
Accrual adjustments	(487)	-
Other non-recurring expenses	513	-
Total nonrecurring expense (non-GAAP)	$4,892	$-

Core net income (non-GAAP)	$20,854	$14,893
Less: Preferred stock dividends	-	1,082
Core net income attributable to QCR Holdings, Inc. common stockholders (non-GAAP) (2)	$20,854	$13,811

CORE EARNINGS PER COMMON SHARE (2)

Core net income attributable to QCR Holdings, Inc. common stockholders (non-GAAP) (from above)	$20,854	$13,811

Weighted average common shares outstanding	10,345,286	7,925,220
Weighted average common and common equivalent shares outstanding	10,499,841	8,048,661

Core earnings per common share (non-GAAP):
Basic	$2.02	$1.74
Diluted	$1.99	$1.72

CORE RETURN ON AVERAGE ASSETS (2)

Core net income (non-GAAP) (from above)	$20,854	$14,893

Average Assets	$2,549,921	$2,453,678

Core return on average assets (non-GAAP)	0.82%	0.61%

(1) This ratio is a non-GAAP financial measure. The Company's management believes that this measure is important to many investors in the marketplace who are interested in changes period-to-period in common equity.

(2) Core net income, core net income attributable to QCR Holdings, Inc. common stockholders, core earnings per common share and core return on average assets are non-GAAP financial measures. The Company's management believes that these measure are important to investors as they exclude non-recurring income and expense items, therefore, they provide a more realistic run-rate for future periods.

(3) Nonrecurring items (post-tax) are calculated using an estimated tax rate of 35%.

NET INTEREST INCOME AND MARGIN (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, grew $8.1 million, or 11%, in 2015 compared to 2014. Net interest income improved due to several factors:

●	The Company’s strategy to redeploy funds from the taxable securities portfolio into higher yielding loans and leases;
●	Organic loan and lease growth has been strong throughout the year. Average gross loans/leases grew 10.9% in 2015; and
●

The Company’s balance sheet restructuring and deleveraging strategy that was executed in the second quarter of 2015. Refer to Note 12 to the Consolidated Financial Statements for additional details. Continued balance sheet restructurings occurred in late 2015 and early 2016, as described in Notes 9, 10 and 25 to the Consolidated Financial Statements.

A comparison of yields, spreads and margins from 2015 to 2014 shows the following (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 6 basis points from 3.88% to 3.94%.
●	The average cost of interest-bearing liabilities decreased 18 basis points from .99% to .81%.
●	The net interest spread improved 24 basis points from 2.89% to 3.13%.
●	The NIM improved 22 basis points from 3.15% to 3.37%.

Net interest income, on a tax equivalent basis, grew $6.3 million, or 10%, in 2014 compared to 2013. The increase in net interest income was partly driven by the addition of CNB for the first full year. Additionally, the Company’s legacy charters experienced strong organic loan growth and improvements in investment securities yield during 2014. A comparison of yields, spreads and margins from 2014 to 2013 shows the following (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 4 basis points from 3.84% to 3.88%.
●	The average cost of interest-bearing liabilities decreased 10 basis points from 1.09% to .99%.
●	The net interest spread improved 14 basis points from 2.75% to 2.89%.
●	The NIM improved 12 basis points from 3.03% to 3.15%.

The Company’s management closely monitors and manages NIM. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their net interest margins. Management continually addresses this issue with pricing and other balance sheet management strategies.

During 2014 and 2015, the Company placed an emphasis on shifting its balance sheet mix. With a stated goal of increasing loans/leases as a percentage of assets to at least 70%, the Company funded its loan/lease growth with a mixture of core deposits and cash from the investment securities portfolio, including the targeted sales of securities with the cash redeployed into the loan portfolio, with an attempt to minimize any extension of duration and a significant increase in yield. Additionally, the Company has recognized net gains on these sales due to the current rate environment. As rates rise, the Company should also have less market volatility in the investment securities portfolio, as this becomes a smaller portion of the balance sheet.

The Company continues to monitor and evaluate both prepayment and debt restructuring opportunities within the wholesale funding portion of the balance sheet, as executing on such a strategy could potentially increase NIM at a much quicker pace than holding the debt until maturity.

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories are presented in the following table:

	Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$17,418	$25	0.14%	$17,263	$21	0.12%	$14,577	$19	0.13%
Interest-bearing deposits at financial institutions	66,897	304	0.45	56,620	299	0.53	43,909	275	0.63
Investment securities (1)	599,648	18,380	3.07	688,827	18,679	2.71	700,344	16,140	2.30
Restricted investment securities	14,727	504	3.42	16,349	529	3.24	16,083	559	3.48
Gross loans/leases receivable (1) (2) (3)	1,707,523	75,671	4.43	1,540,382	70,414	4.57	1,425,364	67,484	4.73
Total interest earning assets	$2,406,213	94,884	3.94	$2,319,441	89,942	3.88	$2,200,277	84,477	3.84

Noninterest-earning assets:
Cash and due from banks	$45,178			$44,905			$44,336
Premises and equipment, net	38,162			36,372			35,820
Less allowance for estimated losses on loans/leases	(25,027)			(22,726)			(21,500)
Other	85,395			75,686			71,671
Total assets	$2,549,921			$2,453,678			$2,330,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$821,043	1,836	0.22%	$741,061	1,832	0.25%	$672,038	1,879	0.28%
Time deposits	388,691	2,660	0.68	392,167	2,677	0.68	404,495	2,836	0.70
Short-term borrowings	151,141	210	0.14	162,732	234	0.14	164,710	293	0.18
Federal Home Loan Bank advances	154,268	3,511	2.28	218,704	6,026	2.76	207,684	6,863	3.30
Other borrowings	126,902	4,234	3.34	147,091	4,891	3.33	140,888	4,753	3.37
Junior subordinated debentures	40,364	1,256	3.11	40,356	1,234	3.06	39,495	1,143	2.89
Total interest-bearing liabilities	$1,682,409	13,707	0.81	$1,702,111	16,894	0.99	$1,629,310	17,767	1.09

Noninterest-bearing demand deposits	$641,848			$575,549			$518,406
Other noninterest-bearing liabilities	33,175			33,284			36,982
Total liabilities	$2,357,432			$2,310,944			$2,184,698

Stockholders' equity	192,489			142,734			145,906

Total liabilities and stockholders' equity	$2,549,921			$2,453,678			$2,330,604

Net interest income		$81,177			$73,048			$66,710

Net interest spread			3.13%			2.89%			2.75%

Net interest margin			3.37%			3.15%			3.03%

Ratio of average interest earning assets to average interest-bearing liabilities	143.02%			136.27%			135.04%

(1)	Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 35% tax rate in each year presented.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

The Company’s components of change in net interest income are presented in the following table:

	For the years ended December 31, 2015, 2014 and 2013

	Inc./(Dec.) from	Components of Change (1)		Inc./(Dec.) from	Components of Change (1)
	Prior Year	Rate	Volume	Prior Year	Rate	Volume
	2015 vs. 2014			2014 vs. 2013
	(dollars in thousands)			(dollars in thousands)
INTEREST INCOME
Federal funds sold	$4	$4	$-	$2	$(1)	$3
Interest-bearing deposits at other financial institutions .	5	(45)	50	24	(48)	72
Investment securities (2)	(299)	2,276	(2,575)	2,539	2,808	(269)
Restricted investment securities	(25)	30	(55)	(30)	(39)	9
Gross loans/leases receivable (2) (3)	5,256	(2,202)	7,458	2,930	(2,384)	5,314

Total change in interest income	$4,941	$63	$4,878	$5,465	$336	$5,129

INTEREST EXPENSE
Interest-bearing demand deposits	$4	$(184)	$188	$(47)	$(230)	$183
Time deposits	(17)	7	(24)	(159)	(74)	(85)
Short-term borrowings	(24)	(8)	(16)	(59)	(55)	(4)
Federal Home Loan Bank advances	(2,515)	(934)	(1,581)	(837)	(1,186)	349
Other borrowings	(658)	15	(673)	138	(69)	207
Junior subordinated debentures	22	22	-	91	66	25

Total change in interest expense	$(3,188)	$(1,082)	$(2,106)	$(873)	$(1,548)	$675

Total change in net interest income	$8,129	$1,145	$6,984	$6,338	$1,884	$4,454

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

Management may report a materially different amount for the provision in the statement of operations to change the allowance if its assessment of the above factors were different. The discussion regarding the Company’s allowance should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere in this Form 10-K, as well as the portion of this MD&A section entitled “Financial Condition – Allowance for Estimated Losses on Loans/Leases.”

Although management believes the level of the allowance as of December 31, 2015 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

OTHER-THAN-TEMPORARY IMPAIRMENT

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, and 2013

INTEREST INCOME

For 2015, interest income grew $4.0 million, or 5%. In total, the Company’s average interest-earning assets increased $86.8 million, or 4%, year-over-year. This growth more than offset the continued impact of declining average yields on loans/leases. Average loans/leases grew 11%, while average securities declined 13%. This shift was part of the Company’s strategy to shift the mix of earning assets from lower yielding securities to higher yielding loans/leases.

Additionally, the Company continued to diversify its securities portfolio, including increasing its portfolio of tax exempt municipal securities. The large majority of these are privately placed debt issuances located in the Midwest and require a thorough underwriting process before investment. Execution of this strategy has led to increased interest income on a tax equivalent basis over the past several years. Management understands that this strategy has extended the duration of its securities portfolio and continually evaluates the combined benefit of increased interest income and reduced effective income tax rate and the impact on interest rate risk.

For 2014, interest income grew $4.1 million, or 5%. In total, the Company’s average interest-earning assets increased $119.2 million, or 5%, year-over-year. This growth more than offset the continued impact of declining average yields on loans/leases. Average loans/leases grew 8%, while average securities declined 2%. This shift was part of the Company’s strategy to shift the mix of earning assets from lower yielding securities to higher yielding loans/leases.

In 2014, the Company diversified its securities portfolio by increasing its portfolio of tax-exempt municipal securities, as described above.

The Company intends to continue to grow quality loans and leases as well as diversify the securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Comparing 2015 to 2014, interest expense declined $3.2 million, or 19%, year-over-year. Average interest-bearing liabilities declined 1% in 2015. The Company was successful in continuing to manage down its cost of funds as follows:

●	Continued reduction of interest rates paid across all deposits without runoff (the average cost of interest-bearing deposits fell from 0.40% for 2014 to 0.37% for 2015);
●	Continued growth in noninterest bearing deposit accounts (average noninterest bearing balances grew 12% in 2015, primarily due to successful growth in the correspondent banking area); and
●	Continued shift of funding from high-cost borrowings to deposits and/or low-cost borrowings. Average interest bearing deposits increased 7%, while average borrowings decreased 17% during 2015.

Comparing 2014 to 2013, interest expense declined $872 thousand, or 5%, year-over-year. Average interest-bearing liabilities grew 4% in 2014 with most of this in deposits. The Company was successful in continuing to manage down its cost of funds as follows:

●	Continued reduction of interest rates paid across all deposits without runoff (the average cost of interest-bearing deposits fell from 0.44% for 2013 to 0.40% for 2014);
●	Continued growth in noninterest bearing deposit accounts (average noninterest bearing balances grew 11% in 2014, primarily due to successful growth in the correspondent banking area); and
●	Continued shift of funding from high-cost borrowings to deposits and/or low-cost borrowings.

The Company’s management intends to continue to shift the mix of funding from wholesale funds to core deposits, including noninterest-bearing deposits. Continuing this trend is expected to strengthen the Company’s franchise value, reduce funding costs, and increase fee income opportunities through deposit service charges.

PROVISION FOR LOAN/LEASE LOSSES

The provision is established based on a number of factors, including the Company’s historical loss experience, delinquencies and charge-off trends, the local and national economy and the risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company’s provision totaled $6.9 million for 2015, which was flat from 2014. Despite the drop in NPAs during the year (decreasing from 1.31% of total assets to 0.74%), the Company had strong loan growth to provide for, as well as several specific reserves for certain existing NPLs as the workouts of these loans and leases progressed.

Comparing 2014 to 2013, the Company’s provision increased $877 thousand, or 15%, from $5.9 million for 2013 to $6.8 million for 2014.

The Company had an allowance of 1.45% of total gross loans/leases at December 31, 2015, compared to 1.42% of total gross loans/leases at December 31, 2014, and compared to 1.47% of total gross loans/leases at December 31, 2013.

The Company’s allowance to total NPLs was 223% at December 31, 2015, which was up from 115% at December 31, 2014, and up from 105% at December 31, 2013.

NONINTEREST INCOME. The following tables set forth the various categories of noninterest income for the years ended December 31, 2015, 2014, and 2013.

	Years Ended
	December 31, 2015	December 31, 2014	$ Change	% Change

Trust department fees	$6,131,209	$5,715,151	$416,058	7.3%
Investment advisory and management fees	2,971,964	2,798,170	173,794	6.2
Deposit service fees	3,823,818	3,847,350	(23,532)	(0.6)
Gains on sales of residential real estate loans, net	322,872	460,721	(137,849)	(29.9)
Gains on sales of government guaranteed portions of loans, net	1,304,575	2,040,638	(736,063)	(36.1)
Swap fee income	1,717,552	154,800	1,562,752	1,009.5
Securities gains	798,983	92,363	706,620	765.0
Earnings on bank-owned life insurance	1,762,107	1,721,507	40,600	2.4
Debit card fees	1,072,431	982,005	90,426	9.2
Correspondent banking fees	1,190,411	1,064,030	126,381	11.9
Participation service fees on commercial loan participations	865,280	854,621	10,659	1.2
Fee income from early termination of leases	296,546	60,941	235,605	386.6
Credit card issuing fees	538,167	552,639	(14,472)	(2.6)
Lawsuit award	387,045	-	387,045	100.0
Gain on debt extinguishment	300,000	-	300,000	100.0
Other	1,046,763	812,421	234,342	28.8
Total noninterest income	$24,529,723	$21,157,357	$3,372,366	15.9%

	Years Ended
	December 31, 2014	December 31, 2013	$ Change	% Change

Trust department fees	$5,715,151	$4,941,681	$773,470	15.7%
Investment advisory and management fees	2,798,170	2,580,140	218,030	8.5
Deposit service fees	3,847,350	3,873,349	(25,999)	(0.7)
Gains on sales of residential real estate loans, net	460,721	836,065	(375,344)	(44.9)
Gains on sales of government guaranteed portions of loans, net	2,040,638	2,148,979	(108,341)	(5.0)
Swap fee income	154,800	104,560	50,240	48.0
Securities gains	92,363	432,492	(340,129)	(78.6)
Earnings on bank-owned life insurance	1,721,507	1,786,023	(64,516)	(3.6)
Debit card fees	982,005	991,300	(9,295)	(0.9)
Correspondent banking fees	1,064,030	772,120	291,910	37.8
Participation service fees on commercial loan participations	854,621	768,547	86,074	11.2
Bargain purchase gain on Community National Acquisition	-	1,841,385	(1,841,385)	(100.0)
Gains on sales of certain Community National Bank branches	-	2,334,216	(2,334,216)	(100.0)
Gain on the sale of credit card loan receivables	-	495,405	(495,405)	(100.0)
Gain on the sale of credit card issuing operations	-	355,268	(355,268)	(100.0)
Fee income from early termination of leases	60,941	123,587	(62,646)	(50.7)
Credit card issuing fees	552,639	743,700	(191,061)	(25.7)
Lawsuit award	-	444,732	(444,732)	(100.0)
Other	812,421	1,272,127	(459,706)	(36.1)
Total noninterest income	$21,157,357	$26,845,676	$(5,688,319)	(21.2)%

Trust department fees continue to be a significant contributor to noninterest income, increasing 7% in 2015 and 16% in 2014. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts. Part of the increase in 2014 was the result of the addition of CNB’s trust department for the first full year. As the markets have strengthened with the national economy’s gradual recovery from recession, the Company’s fee income has experienced similar growth. In recent years, the Company has been successful in expanding its customer base, which has helped drive the recent increases in fee income. Additionally, the Company recently started offering trust operations services to correspondent banks. Fees are expected to continue to grow as this new offering is rolled out.

Management has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, these fees are largely determined based on the value of the investments managed. And, similar to the trust department, the Company has had some success in expanding its customer base, which has helped drive the recent increases in fee income. Investment advisory fees increased 6% in 2015 and 9% in 2014.

Deposit service fees declined slightly in each of the last two years (less than 1%). The decrease in 2015 was primarily due to lower overdraft fees, while the decrease in 2014 was primarily due to a decrease in commercial analysis fees. The Company intends to grow this line item by shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits, as the latter tends to be lower in interest cost and higher in service fees.

Gains on sales of residential real estate loans decreased 30% in 2015 and 45% in 2014. With the sustained historically low interest rate environment, refinancing activity has slowed as many of the Company’s existing and prospective customers have already executed a refinancing.

Gains on the sale of government guaranteed portions of loans decreased 36% in 2015 and 5% in 2014. As one of its core strategies, the Company continues to leverage its small business lending expertise by taking advantage of programs offered by the SBA and the USDA. The Company’s portfolio of government guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government guaranteed portion on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government guaranteed portions of loans tends to fluctuate depending on the demand for small business loans that fit the criteria for the government guarantee. Further, some of the transactions can be large and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can be large. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing. The Company is adding additional talent and executing on strategies in an effort to make this a more consistent and larger source of revenue.

As a result of the sustained historically low interest rate environment, the Company was able to execute several interest rate swaps on select commercial loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. Swap fee income totaled $1.7 million in 2015, as compared to $155 thousand in 2014 and $105 thousand in 2013. Future levels of swap fee income are very dependent upon market interest rates.

As the Company works to improve its balance sheet mix, investment securities continue to be sold (as market opportunity allows) to fund loan/lease growth and municipal securities, improving the yield the Company earns on these assets and NIM. In 2015, the Company sold $81.4 million of investment securities at a net gain of $799 thousand. In 2014, the Company sold $78.5 million of investment securities at a modest net gain of $92 thousand. During 2013, the Company sold $37.4 million of investment securities at a net gain of $432 thousand.

Earnings on BOLI increased 2% in 2015 and decreased 4% in 2014. There were no purchases of BOLI in 2014 or 2015. With the acquisition of CNB in 2013, the Company acquired $4.6 million of BOLI. Yields on BOLI (based on a simple average and excluding the impact of the federal income tax exemption) were 3.23% for 2015, 3.26% for 2014, and 3.65% for 2013. Notably, a small portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity market. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees increased 9% in 2015 and were relatively flat in 2014. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a modestly increased interest rate that incentivizes debit card activity.

Correspondent banking fees grew 12% in 2015 and 38% in 2014. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest-bearing deposits that can be used to fund additional loan growth as well as a steady source of fee income. In 2014, the Company expanded its territory to Wisconsin in order to continue to build this business unit. The Company now serves approximately 172 Banks in Iowa, Illinois and Wisconsin.

Participation service fees on commercial loan participations increased 1% in 2015 and 11% in 2014. These fees represent the amount paid to the Company by participants to cover the servicing expenses incurred by the Company. The fee is generally 25 basis points of the participated loan amount. Additionally, the Company receives a mandated 1% servicing fee on the sold portion of government guaranteed loans.

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

Fee income from the early termination of leases totaled $297 thousand, $61 thousand and $124 thousand in 2015, 2014 and 2013, respectively. From time to time, customers will choose to terminate their lease agreements prior to the original maturity date. At termination, the Company recognizes income related to these terminations (similar to a prepayment penalty).

Credit card issuing fees decreased 3% in 2015 and 26% in 2014. The decrease in 2014 was primarily the result of the sale of QCBT’s credit card issuing operations in 2013.

The Company received lawsuit awards in the amounts of $387 thousand in 2015 and $445 thousand in 2013related to the favorable conclusion of a single lawsuit.

In 2015, the Company extinguished $2.1 million of the QCR Holdings Capital Trust II junior subordinated debentures and recorded a $300 thousand gain on extinguishment, as the Company was able to acquire the related security at a discount through auction. The interest rate on these debentures floated at 3-month LIBOR plus 2.85% and had a rate of 3.18% at the time of extinguishment.

Other noninterest income increased 29% in 2015 and decreased 36% in 2014. The increase in 2015 was primarily the result of earnings from a joint venture. In December 2014, QCBT entered into a joint venture as 20% owner of Ruhl Mortgage. In 2013, QCBT sold certain nonperforming loans at a gain of $576 thousand.

NONINTEREST EXPENSES. The following tables set forth the various categories of noninterest expenses for the years ended December 31, 2015, 2014, and 2013.

	Years Ended
	December 31, 2015	December 31, 2014	$ Change	% Change

Salaries and employee benefits	$42,967,915	$40,337,055	$2,630,860	6.5%
Occupancy and equipment expense	7,042,706	7,385,526	(342,820)	(4.6)
Professional and data processing fees	5,523,447	6,191,574	(668,127)	(10.8)
FDIC insurance, other insurance and regulatory fees	2,724,968	2,895,494	(170,526)	(5.9)
Loan/lease expense	882,591	665,602	216,989	32.6
Net cost of operations of other real estate	(1,092,401)	603,092	(1,695,493)	(281.1)
Advertising and marketing	1,900,539	1,985,121	(84,582)	(4.3)
Postage and communications	936,231	930,408	5,823	0.6
Stationery and supplies	595,689	579,330	16,359	2.8
Bank service charges	1,486,265	1,291,017	195,248	15.1
Losses on debt extinguishment	7,485,601	-	7,485,601	100.0
Correspondent banking expense	703,495	635,630	67,865	10.7
Other	2,201,378	1,930,129	271,249	14.1
Total noninterest expense	$73,358,424	$65,429,978	$7,928,446	12.1%

	Years Ended
	December 31, 2014	December 31, 2013	$ Change	% Change

Salaries and employee benefits	$40,337,055	$37,510,318	$2,826,737	7.5%
Occupancy and equipment expense	7,385,526	6,712,468	673,058	10.0
Professional and data processing fees	6,191,574	6,424,594	(233,020)	(3.6)
FDIC insurance, other insurance and regulatory fees	2,895,494	2,587,041	308,453	11.9
Loan/lease expense	665,602	1,241,704	(576,102)	(46.4)
Net cost of operations of other real estate	603,092	1,206,973	(603,881)	(50.0)
Advertising and marketing	1,985,121	1,726,314	258,807	15.0
Postage and communications	930,408	1,069,142	(138,734)	(13.0)
Stationery and supplies	579,330	562,301	17,029	3.0
Bank service charges	1,291,017	1,144,757	146,260	12.8
Acquisition and data conversion costs	-	2,353,162	(2,353,162)	(100.0)
Correspondent banking expense	635,630	661,451	(25,821)	(3.9)
Other	1,930,129	2,264,281	(334,152)	(14.8)
Total noninterest expense	$65,429,978	$65,464,506	$(34,528)	(0.1)%

Management places strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, increased 7% and 8% in 2015 and 2014, respectively. The increase in 2014 was largely due to the addition of CNB’s cost structure for the full year in 2014.

The Company’s increase in 2015 was largely the result of:

●	Customary annual salary and benefits increases averaging approximately 3% for the Company’s employee base.
●	Continued increases in health insurance-related employee benefits for the Company’s employee base.
●	Higher accrued incentive compensation based on core net income.
●

Targeted talent additions. Throughout 2014, the Company added twelve business development/sales officers (four in the Wealth Management area, four in the Commercial Banking area, three in the Correspondent Banking area, and one at m2) in an effort to continue to grow market share. Four additional business development/sales officers (two in the Wealth Management area, one in the Commercial Banking area and one at m2) were added in 2015.

The Company had several retirements at the end of 2015. Some of these positions will not be replaced or will be replaced with existing resources.

Occupancy and equipment expense decreased 5% in 2015 and increased 10% in 2014. The decrease in 2015 was primarily due to the relocation of RB&T’s downtown facility. In 2014, RB&T’s downtown Rockford branch was relocated to a more cost-effective space with improved visibility. In 2015, the Company adjusted certain accrued expenses, a portion of which included occupancy expense.

Professional and data processing fees decreased 11% in 2015 and 4% in 2014. The decrease in 2015 was primarily due to the adjustment of certain accrued expenses, including data processing expense.

FDIC insurance, other insurance and regulatory fees have generally fallen over the past several years since the FDIC modified its assessment calculation to more closely align with bank performance and risk. The increase in 2014 was primarily the result of adding CNB for the full year.

Loan/lease expense fluctuated significantly over the past two years with a 33% increase during 2015 and a 46% decrease in 2014. The Company incurred elevated levels of expense during 2015 for certain existing NPLs in connection with the work-out of these loans. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs. Management expects these historically elevated levels of expense to decline in line with the declining trend in NPLs.

Net cost of operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. In 2015, this included a $1.2 million gain on the sale of a large OREO property that also reduced NPAs by $3.2 million.

Advertising and marketing expense decreased 4% in 2015 and increased 15% in 2014. The Company incurred additional expenses during 2014 in an effort to gain market share across all four markets the Company serves. A portion of the increase in 2014 was also attributable to a full year of CNB’s cost structure.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased significantly over the past two years (15% in 2015 and 13% in 2014). The increases were due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio over the past two years.

In 2015, the Company incurred $7.5 million of losses on debt extinguishment. These losses relate to the prepayment of certain FHLB advances and wholesale structured repurchase agreements. Refer to Notes 9, 10 and 12 of the Consolidated Financial Statements for additional information.

With the acquisition of Community National on May 13, 2013, the Company incurred costs related to the acquisition including professional fees (legal, investment banking, accounting), data conversion costs (including both the de-conversion of the sold branches and the conversion of the remaining branches), and compensation costs for retained and severed employees. In accordance with GAAP, the Company expensed these costs as incurred during 2013.

Correspondent banking expense increased 11% in 2015 and decreased 4% in 2014. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services. The increase in 2015 was due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio.

Other noninterest expense increased 14% in 2015 and decreased 15% in 2014. Included in other noninterest expense are items such as subscriptions, sales and use tax and expenses related to wealth management. As the wealth management area continues to grow, expenses related to this area also increase, resulting in an increase to this line item in 2015. The decrease in 2014 was primarily due to the efficiencies gained from the full integration of CNB into CRBT’s operational structure.

INCOME TAX EXPENSE

The provision for income taxes was $3.7 million for 2015, or an effective tax rate of 17.8%, compared to $3.0 million for 2014, or an effective tax rate of 16.9%, and compared to $4.6 million for 2013, or an effective tax rate of 23.6%. The general declines in the effective tax rate were primarily the result of the following:

●

The continued increases in tax-exempt income for securities and loans. For securities, nontaxable interest income on municipal securities grew 28% in 2015 and 46% in 2014. These growth rates outpaced the growth rates of the Company’s taxable income sources.

●

The Company recognized a one-time tax benefit in the first quarter of 2014 of $359 thousand as a result of the finalization of the tax issues related to the CNB acquisition following the filing of the acquired entity’s final tax return.

Refer to the reconciliation of the expected income tax expense to the effective tax rate that is included in Note 13 to the Consolidated Financial Statements for additional details.

FINANCIAL CONDITION, AS OF THE YEARS ENDED DECEMBER 31, 2015 AND 2014

OVERVIEW

Following is a table that represents the major categories of the Company’s balance sheet.

	As of December 31,
	2015		2014
	(dollars in thousands)
	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$97,906	4%	$120,350	5%
Securities	577,109	22%	651,539	26%
Net loans/leases	1,771,882	68%	1,606,929	64%
Other assets	146,301	6%	146,140	5%
Total assets	$2,593,198	100%	$2,524,958	100%

Total deposits	$1,880,666	72%	$1,679,668	67%
Total borrowings	444,162	17%	662,558	26%
Other liabilities	42,484	2%	38,653	1%
Total stockholders' equity	225,886	9%	144,079	6%
Total liabilities and stockholders' equity	$2,593,198	100%	$2,524,958	100%

In 2015, total assets grew $68.2 million, or 3%. The Company organically grew its net loan/lease portfolio $165.0 million, which was partly funded by cash from the securities portfolio, as it decreased $74.4 million, or 11% (mostly due to the sale of securities). Deposits grew $201.0 million, or 12% during 2015. Borrowings decreased $218.4 million, or 33% during 2015, mostly due the balance sheet restructuring activities that took place throughout 2015, the details of which are in Notes 9, 10 and 12 to the Consolidated Financial Statements.

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

INVESTMENT SECURITIES

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk and maximizing return, while minimizing credit risk. The Company has further diversified the portfolio by decreasing U.S government sponsored agency securities and residential mortgage-backed securities, while increasing municipal securities. Of the latter, the large majority are privately placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company’s existing markets) and require a thorough underwriting process before investment. Additionally, management will continue to diversify the portfolio with further growth strictly dictated by the pace of growth in deposits and loans. Management expects to continue to fund future loan growth partially with cashflow from the securities portfolio (calls and maturities of government sponsored agencies, paydowns on residential mortgage-backed securities, and/or targeted sales of securities that meet certain criteria as defined by management).

Following is a breakdown of the Company’s securities portfolio by type as of December 31, 2015, 2014, and 2013.

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$213,537	37%	$307,869	47%	$356,473	51%
Municipal securities	280,203	49%	229,230	35%	180,361	26%
Residential mortgage-backed and related securities	80,670	14%	111,423	17%	157,429	23%
Other securities	2,699	0%	3,017	1%	2,947	0%
	$577,109	100%	$651,539	100%	$697,210	100%

As a % of Total Assets	22.25%		25.80%		27.61%
Net Unrealized Losses as a % of Amortized Cost	(0.03)%		(0.19)%		(4.02)%
Duration (in years)	5.1		4.4		4.7
Yield on investment securities (tax equivalent)	3.07%		2.71%		2.30%

As a result of fluctuations in longer-term interest rates, the Company’s fair value of its securities portfolio moved from a net unrealized loss position (approximately 4.02% of amortized cost at the end of 2013) to more modest net unrealized loss positions (approximately 0.19% at the end of 2014 and 0.03% at the end of 2015). Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in 2015, 2014 or 2013.

In 2015, the duration of the securities portfolio increased due, in large part, to the continued shift in mix. Duration was extended from the strong growth in longer term fixed rate municipal securities, but was partially offset by the duration shortening of agency and mortgage-backed securities portfolios resulting from targeted sales of longer duration investments and as the remaining agency portfolio rolled closer to maturities or call dates.

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

LOANS/LEASES

The Company’s total loan/lease portfolio grew $166.9 million, or 10%, during 2015. Notably, C&I loans increased $124.2 million, or 24%. Although CRE loans grew $22.2 million, or 3%, this sector of the loan/lease portfolio is becoming a smaller percentage of total loans/leases (down from 43% in 2014 to 40% in 2015).

The Company’s gross loan/lease portfolio grew $167.6 million, or 12%, during 2014. Notably, C&I loans increased $92.2 million, or 21%, and direct financing leases increased $37.1 million, or 29%. Although CRE loans grew $30.4 million, or 5%, this sector of the loan/lease portfolio is becoming a smaller percentage of total loans/leases (down from 46% in 2013 to 43% in 2014).

The mix of loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
C&I loans	$648,160	36%	$523,927	32%	$431,688	30%	$394,244	31%	$350,794	29%
CRE loans	724,369	40%	702,140	43%	671,753	46%	593,979	46%	577,804	48%
Direct financing leases	173,656	10%	166,032	10%	128,902	9%	103,686	8%	93,212	8%
Residential real estate loans	170,433	10%	158,633	10%	147,356	10%	115,582	9%	98,107	8%
Installment and other consumer loans	73,669	4%	72,607	5%	76,034	5%	76,720	6%	78,223	7%

Total loans/leases	$1,790,287	100%	$1,623,339	100%	$1,455,733	100%	$1,284,211	100%	$1,198,140	100%

Plus deferred loan/lease origination costs, net of fees	7,736		6,664		4,547		3,176		2,605
Less allowance	(26,141)		(23,074)		(21,448)		(19,925)		(18,789)

Net loans/leases	$1,771,882		$1,606,929		$1,438,832		$1,267,462		$1,181,956

Historically, the Company structures most residential real estate loans to conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell the loans on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans and recognizing noninterest income from the gain on sale. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans in the table above. Historically, the subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature or adjust in one to five years, and then retain these loans in their portfolios. The Company holds a limited amount of 15-year fixed rate residential real estate loans originated in prior years that met certain credit guidelines. The remaining residential real estate loans originated by the Company continue to be sold on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans. In addition, the Company has not originated any subprime, Alt-A, no documentation, or stated income residential real estate loans throughout its history.

The following tables set forth the remaining maturities by loan/lease type as of December 31, 2015 and 2014. Maturities are based on contractual dates.

	As of December 31, 2015
				Maturities After One Year
	Due in one year or less	Due after one through 5 years	Due after 5 years	Predetermined interest rates	Adjustable interest rates

	(dollars in thousands)

C&I loans	$224,414	$280,857	$142,889	$275,094	$148,652
CRE loans	102,009	426,821	195,539	439,108	183,252
Direct financing leases	5,034	163,010	5,612	168,622	-
Residential real estate loans	2,774	2,418	165,241	116,224	51,435
Installment and other consumer loans	21,072	40,619	11,978	26,499	26,098
	$355,303	$913,725	$521,259	$1,025,547	$409,437

Percentage of total loans/leases	20%	51%	29%	71%	29%

	As of December 31, 2014
				Maturities After One Year
	Due in one year or less	Due after one through 5 years	Due after 5 years	Predetermined interest rates	Adjustable interest rates

	(dollars in thousands)

C&I loans	$179,177	$254,961	$89,789	$226,178	$118,572
CRE loans	131,438	446,352	124,350	427,753	142,949
Direct financing leases	5,326	151,558	9,148	160,706	-
Residential real estate loans	3,688	2,625	152,320	109,398	45,547
Installment and other consumer loans	21,851	41,077	9,679	25,711	25,045
	$341,480	$896,573	$385,286	$949,746	$332,113

Percentage of total loans/leases	21%	55%	24%	74%	26%

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

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

The allowance totaled $26.1 million at December 31, 2015, which was an increase of $3.1 million, or 13%, from $23.1 million at December 31, 2014. Provision totaled $6.9 million for 2015 and outpaced net charge-offs of $3.8 million (or 22 basis points of average loans/leases outstanding).

The allowance totaled $23.1 million at December 31, 2014, which was an increase of $1.6 million, or 8%, from $21.4 million at December 31, 2013. Provision totaled $6.8 million for 2014 and outpaced net charge-offs of $5.2 million (or 34 basis points of average loans/leases outstanding).

The increase in allowance in both 2015 and 2014 was primarily due to a combination of general allocations related to loan growth, as well as changes in qualitative and quantitative factors.

The following table summarizes the activity in the allowance.

	Years ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)

Average amount of loans/leases outstanding, before allowance	$1,707,523	$1,540,382	$1,425,364	$1,219,623	$1,177,705

Allowance:
Balance, beginning of fiscal period	$23,074	$21,448	$19,925	$18,789	$20,365
Charge-offs:
C&I	(454)	(1,476)	(963)	(683)	(3,334)
CRE	(2,560)	(2,756)	(3,573)	(2,232)	(3,682)
Direct financing leases	(1,789)	(1,504)	(917)	(740)	(1,101)
Residential real estate	(170)	(131)	(162)	(4)	-
Installment and other consumer	(252)	(269)	(229)	(717)	(945)
Subtotal charge-offs	(5,225)	(6,136)	(5,844)	(4,376)	(9,062)

Recoveries:
C&I	634	363	626	663	414
CRE	502	418	574	222	287
Direct financing leases	136	68	12	77	3
Residential real estate	4	10	17	-	-
Installment and other consumer	145	96	208	179	166
Subtotal recoveries	1,421	955	1,437	1,141	870
Net charge-offs	(3,804)	(5,181)	(4,407)	(3,235)	(8,192)
Provision charged to expense	6,871	6,807	5,930	4,371	6,616
Balance, end of fiscal year	$26,141	$23,074	$21,448	$19,925	$18,789

Ratio of net charge-offs to average loans/leases outstanding	0.22%	0.34%	0.31%	0.27%	0.70%

The adequacy of the allowance was determined by management based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, historical loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, government guarantees and other factors that, in management's judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on the increase/decrease in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed quarterly with specific detailed reviews completed on all credits risk-rated less than “fair quality” and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance was monitored by the credit administration staff and reported to management and the board of directors.

The Company continued the strengthening of its core loan portfolio as the levels of criticized loans remained relatively flat, while levels of classified loans declined in 2015 and 2014, as reported in the following table.

	As of December 31,
Internally Assigned Risk Rating *	2015	2014	2013
	(dollars in thousands)

Special Mention (Rating 6)	$37,289	$32,958	$24,572
Substandard (Rating 7)	27,962	35,715	43,508
Doubtful (Rating 8)	-	-	-
	$65,251	$68,673	$68,080

Criticized Loans **	$65,251	$68,673	$68,080
Classified Loans ***	$27,962	$35,715	$43,508

* Amounts above exclude the government guaranteed portion, if any. The Company assigns internal risk ratings of Pass (Rating 2) for the government guaranteed portion.

** Criticized loans are defined as C&I and CRE loans with internally assigned risk ratings of 6, 7, or 8, regardless of performance.

*** Classified loans are defined as C&I and CRE loans with internally assigned risk ratings of 7 or 8, regardless of performance.

Criticized loans stayed relatively flat over the past three years, while classified loans have seen a steady decline from 2013 to 2015. Classified loans decreased 18% in 2014 and 22% in 2015.

NPLs (consisting of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing TDRs) declined $8.4 million, or 42%, during 2015, $383 thousand, or 2%, during 2014 and $4.9 million, or 19%, during 2013. Furthermore, NPLs have declined $35.6 million, or 75% from their peak at September 30, 2010.

See the table in the following section for further detail on NPLs and NPAs. As a direct result, the level of allowance as a percentage of gross loans/leases declined from 2009 to 2014. In 2015, allowance as a percentage of gross loans/leases slightly increased.

Further, in accordance with GAAP for acquisition accounting, the acquired CNB loans were recorded at fair value; therefore, there was no allowance associated with CNB’s loans at acquisition. Additionally, the Company has strengthened its allowance as a percentage of NPLs.

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs as of December 31, 2015, 2014, and 2013.

	As of December 31,
	2015	2014	2013

Allowance / Gross Loans/Leases	1.46%	1.42%	1.47%
Allowance / NPLs	223.33%	114.78%	104.70%

The following table presents the allowance by type and the percentage of loan/lease type to total loans/leases.

	As of December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I loans	10,484	36%	8,834	32%	5,649	30%	4,532	31%	4,878	29%
CRE loans	9,375	40%	8,353	43%	10,705	46%	11,070	46%	10,597	48%
Direct financing leases	3,395	10%	3,359	10%	2,517	9%	1,990	8%	1,339	8%
Residential real estate loans	1,790	10%	1,526	10%	1,396	10%	1,070	9%	705	8%
Installment and other consumer loans	1,097	4%	1,002	5%	1,181	5%	1,263	6%	1,270	7%
	$26,141	100%	$23,074	100%	$21,448	100%	$19,925	100%	$18,789	100%

% - Represents the percentage of the certain type of loan/lease to total loans/leases

Although management believes that the allowance at December 31, 2015 was at a level adequate to absorb probable losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require additional increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and its leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 4 to the Consolidated Financial Statements for additional information on the Company’s allowance.

NONPERFORMING ASSETS

The table below presents the amounts of NPAs.

	As of December 31,
	2015	2014	2013	2012	2011

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$10,648	$18,588	$17,878	$17,932	$18,995
Accruing loans/leases past due 90 days or more	3	93	84	159	1,111
TDRs - accruing	1,054	1,421	2,523	7,300	11,904
NPLs	11,705	20,102	20,485	25,391	32,010
OREO	7,151	12,768	9,729	3,955	8,386
Other repossessed assets	246	155	346	212	109
NPAs	$19,102	$33,025	$30,560	$29,558	$40,505

NPLs to total loans/leases	0.65%	1.23%	1.40%	1.97%	2.67%
NPAs to total loans/leases plus repossessed property	1.06%	2.01%	2.08%	2.29%	3.35%
NPAs to total assets	0.74%	1.31%	1.28%	1.41%	2.06%
Texas ratio (3)	7.62%	20.26%	18.43%	18.68%	25.58%

(1)	Includes government guaranteed portions of loans, if applicable.
(2)	Includes TDRs of $1.5 million at December 31, 2015, $5.0 million at December 31, 2014, $10.9 million at December 31, 2013, $5.7 million at December 31, 2012, and $8.6 million at December 31, 2011.
(3)

Texas Ratio = NPAs (excluding Other Repossessed Assets) / Tangible Equity plus Allowance. Texas Ratio is a non-GAAP financial measure. Management included the ratio as it is considered by many investors and analysts to be a metric with which to analyze and evaluate asset quality. Other companies may calculate this ratio differently.

The large majority of the Company’s NPAs consists of nonaccrual loans/leases and OREO. For nonaccrual loans/leases, management thoroughly reviewed these loans/leases and provided specific allowances as appropriate. OREO is carried at the lower of carrying amount or fair value less costs to sell.

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

In 2015, the Company’s NPAs decreased $13.9 million, or 42%. Nonaccrual loans decreased $7.9 million as a result of improving performance and paydowns. OREO decreased $5.6 million due to the sale of two large properties during the year, one of which was sold at a gain of $1.2 million.

In 2014, the Company’s nonperforming assets increased $2.5 million, or 8%, as OREO increased $3.0 million. The growth in OREO was primarily the result of foreclosure on the collateral securing one large nonperforming relationship that was shared between each of the three charters. Management continues to proactively manage its OREO portfolio in an effort to sell timely and prudently. Accruing troubled debt restructurings fell $1.1 million, as the result of improved performance.

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

DEPOSITS

Deposits grew $201.0 million, or 12%, during 2015. For 2014, deposits grew $32.7 million, or 2%. The table below presents the composition of the Company’s deposit portfolio.

	As of December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest-bearing demand deposits	$615,292	33%	$511,992	31%	$542,566	33%
Interest-bearing demand deposits	886,294	47%	778,570	46%	713,533	43%
Time deposits	309,974	16%	306,364	18%	326,852	20%
Brokered deposits*	69,106	4%	82,742	5%	64,040	4%
	$1,880,666	100%	$1,679,668	100%	$1,646,991	100%

*Includes brokered money market balances of $15.0 million, $13.5 million and $2.1 million as of December 31, 2015, 2014 and 2013, respectively.

The Company has been successful in growing its noninterest-bearing deposit portfolio over the past several years, growing average balances 12% in 2015 and 11% in 2014. Year-end balances can fluctuate a great deal due to large customer and correspondent bank activity. Trends have shown that this fluctuation is temporary.

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

SHORT-TERM BORROWINGS

The subsidiary banks offer overnight repurchase agreements to some of their major customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the FRB, or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of December 31,
	2015	2014	2013

	(dollars in thousands)

Overnight repurchase agreements with customers	$73,873	$137,252	$98,823
Federal funds purchased	70,790	131,100	50,470
	$144,663	$268,352	$149,293

In 2015, the Company shifted some overnight customer repurchase agreement funds to insured deposit products which do not require collateral, helping to free up additional liquidity for the Company. This also allows the Company to further execute on the strategy of rotating out of investment securities into loans and leases.

Regarding the Company’s federal funds purchased, this fluctuates based on the short-term funding needs of the Company’s subsidiary banks. See Note 8 to the Consolidated Financial Statements for additional information on the Company’s short-term borrowings.

FHLB ADVANCES AND OTHER BORROWINGS

As a result of their memberships in the FHLB of Des Moines and Chicago, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. The subsidiary banks utilize FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provide a less costly source of funds than customer deposits. For 2015, FHLB advances decreased $52.5 million, or 26%, as several prepayments of advances were included in balance sheet restructurings throughout the year. See Notes 9 and 12 of the Consolidated Financial Statements for additional details. For 2014, FHLB advances decreased $27.9 million, or 12%, as QCBT had $20.4 million of advances mature without replacement during the year.

	As of December 31,
	2015	2014	2013

	(dollars in thousands)

Amount Due	$151,000	$203,500	$231,350
Weighted Average Interest Rate at Year-End	1.37%	2.83%	2.86%

See Note 9 to the Consolidated Financial Statements for additional information regarding FHLB advances.

Other borrowings consist largely of wholesale structured repurchase agreements which the subsidiary banks utilize as an alternative funding source to FHLB advances and customer deposits. The table below presents the composition of the Company’s other borrowings.

	As of December 31,
	2015	2014	2013

	(dollars in thousands)

Wholesale structured repurchase agreements	$110,000	$130,000	$130,000
Term note	-	17,625	9,800
Series A subordinated notes	-	2,657	2,648
	$110,000	$150,282	$142,448

In 2015, other borrowings decreased $40 million. In 2014, other borrowings increased $7.8 million.

See Notes 9, 10 and 12 to the Consolidated Financial Statements for additional information regarding FHLB advances, other borrowings and the balance sheet restructuring that occurred in 2015.

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

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity, including the common and preferred equity components.

	As of December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Common stock	$11,761		$8,074		$8,006
Additional paid in capital - common	123,283		61,669		60,360
Retained earnings	92,966		77,877		64,637
AOCI	(2,124)		(1,935)		(13,644)
Less: Treasury stock	-		(1,606)		(1,606)
Total common stockholders' equity	225,886	100%	144,079	100%	117,753	80%

Preferred stock	-		-		30
Additional paid in capital - preferred	-		-		29,794
Total preferred stockholders' equity	-	0%	-	0%	29,824	20%

Total stockholders' equity	$225,886	100%	$144,079	100%	$147,577	100%

Tangible common equity* / total tangible assets	8.55%		5.52%		4.71%

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

As of December 31, 2015 and 2014, no preferred stock was outstanding. At December 31, 2013, preferred stock consisted solely of Senior Non-Cumulative Perpetual Preferred Stock, Series F, and totaled $29.8 million.

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

In 2015, the Company announced and closed an underwritten public offering of 3,680,000 shares of its common stock at a price of $18.25 per share. This offering significantly increased common stock and additional paid in capital – common in comparison to the prior year. Proceeds from the issuance (net of costs) totaled $63.5 million. Refer to Note 12 of the Consolidated Financial Statements for additional information.

The following table presents the rollforward of stockholders’ equity for the years ended December 31, 2015 and 2014, respectively.

	For the Years Ended December 31,
	2015	2014
	(dollars in thousands)
Beginning balance	$144,079	$147,577
Net income	16,928	14,953
Other comprehensive income (loss), net of tax	(189)	11,709
Preferred and common cash dividends declared	(935)	(1,713)
Proceeds from issuance of 3,680,000 shares of common stock, net of costs	63,484	-
Redemption of 29,867 shares of Series F Preferred Stock	-	(29,824)
Other *	2,519	1,377
Ending balance	$225,886	$144,079

*Includes mostly common stock issued for options exercised and the employee stock purchase plans, as well as stock-based compensation.

The available for sale portion of the securities portfolio experienced a significant increase in fair value during 2014 as the result of the decrease in longer term interest rates. The fair value stayed relatively flat during 2015. See previous discussion in the Investment Securities section.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $129.5 million during 2015, $118.8 million during 2014 and $102.8 million during 2013. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At December 31, 2015, the subsidiary banks had 32 lines of credit totaling $346.6 million, of which $14.6 million was secured and $332.0 million was unsecured. At December 31, 2015, $286.6 million was available as $60.0 million was utilized for short-term borrowing needs at QCBT.

At December 31, 2014, the subsidiary banks had 35 lines of credit totaling $351.6 million, of which $17.1 million was secured and $334.5 million was unsecured. At December 31, 2014, $237.6 million was available as $114.0 million was utilized for short-term borrowing needs at QCBT and RB&T.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains its $40.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2016. At December 31, 2015, the Company had not borrowed on this revolving credit note and had the full amount available. See Note 10 to the Consolidated Financial Statements for additional information.

Investing activities used cash of $65.9 million during 2015 compared to $129.9 million during 2014, and $164.6 million during 2013. Proceeds from calls, maturities, paydowns, and sales of securities were $308.8 million for 2015 compared to $137.3 million for 2014, and $230.8 million for 2013. Purchases of securities used cash of $232.1 million for 2015 compared to $76.3 million for 2014, and $313.0 million for 2013. The net increase in loans/leases used cash of $172.8 million for 2015 compared to $180.3 million for 2014, and $55.3 million for 2013. The Company paid cash of $30.4 million on sales of certain branches of CNB in 2013.

Financing activities provided cash of $39.5 million for 2015 compared to $100.6 million for 2014, and $112.9 million for 2013. Net increases in deposits totaled $201.0 million, $32.7 million, and $108.9 million for 2015, 2014, and 2013, respectively. Net short-term borrowings decreased $123.7 million in 2015, while they increased $119.1 million in 2014 and decreased $21.8 million in 2013. In 2015, the Company used $119.0 million to prepay select FHLB advances and other borrowings. In the same period, the Company received $63.5 million of proceeds from the public common stock offering of 3.7 million shares of common stock.

Total cash provided by operating activities was $30.1 million for 2015, compared to $25.6 million for 2014, and $32.0 million for 2013.

Throughout its history, the Company has secured additional capital through various resources, including the issuance of trust preferred securities. See Notes 11 to the Consolidated Financial Statements for information on the issuance of trust preferred securities.

On August 27, 2015, the Company filed a universal shelf registration statement on Form S-3 with the SEC, as amended on September 24, 2015. This registration statement, declared effective by the SEC on October 5, 2015, will allow the Company to issue various types of securities, including common stock, preferred stock, debt securities or warrants, from time to time, up to an aggregate amount of $100.0 million. The specific terms and prices of the securities will be determined at the time of any future offering and described in a separate prospectus supplement, which would be filed with the SEC at the time of the particular offering, if any.

As of December 31, 2015 and 2014, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. See Note 16 to the Consolidated Financial Statements for detail of the capital amounts and ratios for the Company and subsidiary banks.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2015 and 2014, no amounts had been recorded as liabilities for the banks' potential obligations under these guarantees.

As of December 31, 2015 and 2014, commitments to extend credit aggregated $480.5 million and $499.3 million, respectively. As of December 31, 2015 and 2014, standby letters of credit aggregated $13.1 million and $12.9 million, respectively. Management does not expect that all of these commitments will be funded.

Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 18 to the Consolidated Financial Statements.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following table presents, as of December 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due by Period
Description	Financial Statement Note Reference	Total	One Year or Less	2 - 3 Years	4 - 5 Years	After 5 Years

		(dollars in thousands)

Deposits without a stated maturity	N/A	$1,516,599	$1,516,599	$-	$-	$-
Certificates of deposit	7	364,067	274,389	62,722	23,293	3,663
Short-term borrowings	8	144,663	144,663	-	-	-
FHLB advances	9	151,000	103,000	48,000	-	-
Other borrowings	10	110,000	-	20,000	90,000	-
Junior subordinated debentures	11	38,499	-	-	-	38,499
Rental commitments	5	838	240	435	163	-
Operating contracts	N/A	20,213	6,544	9,086	4,583	-
Total contractual cash obligations		$2,345,879	$2,045,435	$140,243	$118,039	$42,162

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: (1) fixed or minimum quantities to be purchased; (2) fixed, minimum or variable price provisions; and (3) the approximate timing of the transaction. The Company had no purchase obligations at December 31, 2015. The Company's operating contract obligations represent short and long-term lease payments for data processing equipment and services, software, and other equipment and professional services.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

●	The strength of the local and national economy.
●	Changes in the interest rate environment.
●	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.
●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.
●	The impact of cybersecurity risks.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.
●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure annually over a five-year horizon, assuming no balance sheet growth, no balance sheet mix change, and various interest rate scenarios including no change in rates; 200, 300, 400, and 500 basis point upward shifts; and a 100 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date.

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

Further, in recent years, the Company added additional interest rate scenarios where interest rates experience a parallel and instantaneous shift (“shock”) upward of 100, 200, 300, and 400 basis points and a parallel and instantaneous shock downward of 100 basis points. The Company will run additional interest rate scenarios on an as-needed basis.

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

Application of the simulation model analysis for select interest rate scenarios at December 31, 2015, 2014 and 2013 demonstrated the following:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013

100 basis point downward shift	-10.0%	-2.1%	-1.7%	-1.0%
200 basis point upward shift	-10.0%	-2.7%	-5.0%	-4.8%
300 basis point upward shock	-25.0%	-7.1%	-11.9%	-11.0%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at December 31, 2015 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

QCR Holdings, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements

Consolidated balance sheets as of December 31, 2015 and 2014

Consolidated statements of income for the years ended December 31, 2015, 2014, and 2013

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2015, 2014, and 2013

Consolidated statements of changes in stockholders' equity for the years ended December 31, 2015, 2014, and 2013

Consolidated statements of cash flows for the years ended December 31, 2015, 2014, and 2013

Notes to consolidated financial statements:
●	Note 1:	Nature of Business and Significant Accounting Policies
●	Note 2:	Community National Bancorporation and Community National Bank
●	Note 3:	Investment Securities
●	Note 4:	Loans/Leases Receivable
●	Note 5:	Premises and Equipment
●	Note 6:	Derivatives and Hedging Activities
●	Note 7:	Deposits
●	Note 8:	Short-Term Borrowings
●	Note 9:	FHLB Advances
●	Note 10:	Other Borrowings and Unused Lines of Credit
●	Note 11:	Junior Subordinated Debentures
●	Note 12:	Common Stock Offering and Balance Sheet Restructuring
●	Note 13:	Federal and State Income Taxes
●	Note 14:	Employee Benefit Plans
●	Note 15:	Stock-Based Compensation
●	Note 16:	Regulatory Capital Requirements and Restrictions on Dividends
●	Note 17:	Earnings Per Share
●	Note 18:	Commitments and Contingencies
●	Note 19:	Quarterly Results of Operations (Unaudited)
●	Note 20:	Parent Company Only Financial Statements
●	Note 21:	Fair Value
●	Note 22:	Business Segment Information
●	Note 23:	Acquisition of Noncontrolling Interest in m2 Lease Funds
●	Note 24:	Sale of Credit Card Loan Receivables and Credit Card Issuing Operations for QCBT
●	Note 25:	Subsequent Event - Junior Subordinated Debentures Retirement and Balance Sheet Restructuring

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

QCR Holdings, Inc.

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCR Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting.

Davenport, Iowa

March 11, 2016

QCR Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2015 and 2014

Assets	2015	2014
Cash and due from banks	$41,957,855	$38,235,019
Federal funds sold	19,850,000	46,780,000
Interest-bearing deposits at financial institutions	36,098,431	35,334,682

Securities held to maturity, at amortized cost	253,674,159	199,879,574
Securities available for sale, at fair value	323,434,982	451,659,630
Total securities	577,109,141	651,539,204

Loans receivable, held for sale	565,850	553,000
Loans/leases receivable, held for investment	1,797,456,825	1,629,450,070
Gross loans/leases receivable	1,798,022,675	1,630,003,070
Less allowance for estimated losses on loans/leases	(26,140,906)	(23,074,365)
Net loans/leases receivable	1,771,881,769	1,606,928,705

Bank-owned life insurance	55,485,655	53,723,548
Premises and equipment, net	37,350,352	36,021,128
Restricted investment securities	14,835,925	15,559,575
Other real estate owned, net	7,150,658	12,767,636
Goodwill	3,222,688	3,222,688
Core deposit intangible	1,471,409	1,670,921
Other assets	26,784,392	23,174,994
Total assets	$2,593,198,275	$2,524,958,100

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$615,292,211	$511,991,864
Interest-bearing	1,265,373,973	1,167,676,149
Total deposits	1,880,666,184	1,679,668,013

Short-term borrowings	144,662,716	268,351,670
Federal Home Loan Bank advances	151,000,000	203,500,000
Other borrowings	110,000,000	150,282,492
Junior subordinated debentures	38,499,052	40,423,735
Other liabilities	42,484,573	38,653,681
Total liabilities	2,367,312,525	2,380,879,591

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000
December 2015 and 2014 - No shares issued or outstanding	-	-
Common stock, $1 par value; shares authorized 20,000,000	11,761,083	8,074,443
December 2015 - 11,761,083 shares issued and outstanding
December 2014 - 8,074,443 shares issued and 7,953,197 outstanding
Additional paid-in capital	123,282,851	61,668,968
Retained earnings	92,965,645	77,876,824
Accumulated other comprehensive loss:
Securities available for sale	(1,324,408)	(1,535,849)
Interest rate cap derivatives	(799,421)	(399,367)
Less treasury stock, at cost	-	(1,606,510)
December 2015 - 0 common shares
December 2014 - 121,246 common shares
Total stockholders' equity	225,885,750	144,078,509
Total liabilities and stockholders' equity	$2,593,198,275	$2,524,958,100

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Interest and dividend income:
Loans/leases, including fees	$74,615,499	$69,423,001	$66,810,952
Securities:
Taxable	6,772,244	9,618,436	10,061,066
Nontaxable	7,782,370	6,074,896	4,147,050
Interest-bearing deposits at financial institutions	304,602	299,227	275,352
Restricted investment securities	503,764	528,660	558,946
Federal funds sold	24,774	21,036	18,592
Total interest and dividend income	90,003,253	85,965,256	81,871,958

Interest expense:
Deposits	4,495,538	4,508,921	4,714,306
Short-term borrowings	210,306	233,930	293,020
Federal Home Loan Bank advances	3,511,541	6,025,749	6,863,216
Other borrowings	4,233,193	4,890,909	4,753,260
Junior subordinated debentures	1,255,951	1,234,619	1,142,719
Total interest expense	13,706,529	16,894,128	17,766,521

Net interest income	76,296,724	69,071,128	64,105,437
Provision for loan/lease losses	6,870,900	6,807,000	5,930,420
Net interest income after provision for loan/lease losses	69,425,824	62,264,128	58,175,017

Noninterest income:
Trust department fees	6,131,209	5,715,151	4,941,681
Investment advisory and management fees	2,971,964	2,798,170	2,580,140
Deposit service fees	3,823,818	3,847,350	3,873,349
Gains on sales of residential real estate loans, net	322,872	460,721	836,065
Gains on sales of government guaranteed portions of loans, net	1,304,575	2,040,638	2,148,979
Swap fee income	1,717,552	154,800	104,560
Securities gains	798,983	92,363	432,492
Earnings on bank-owned life insurance	1,762,107	1,721,507	1,786,023
Debit card fees	1,072,431	982,005	991,300
Correspondent banking fees	1,190,411	1,064,030	772,120
Participation service fees on commercial loan participations	865,280	854,621	768,547
Bargain purchase gain on Community National Acquisition	-	-	1,841,385
Gains on sales of certain Community National Bank branches	-	-	2,334,216
Gain on sale of credit card loan receivables	-	-	495,405
Gain on sale of credit card issuing operations	-	-	355,268
Fee income from early termination of leases	296,546	60,941	123,587
Credit card issuing fees	538,167	552,639	743,700
Lawsuit award	387,045	-	444,732
Gains on debt extinguishment	300,000	-	-
Other	1,046,763	812,421	1,272,127
Total noninterest income	24,529,723	21,157,357	26,845,676

Noninterest expenses:
Salaries and employee benefits	42,967,915	40,337,055	37,510,318
Occupancy and equipment expense	7,042,706	7,385,526	6,712,468
Professional and data processing fees	5,523,447	6,191,574	6,424,594
FDIC insurance, other insurance and regulatory fees	2,724,968	2,895,494	2,587,041
Loan/lease expense	882,591	665,602	1,241,704
Net cost of operations of other real estate	(1,092,401)	603,092	1,206,973
Advertising and marketing	1,900,539	1,985,121	1,726,314
Postage and communications	936,231	930,408	1,069,142
Stationery and supplies	595,689	579,330	562,301
Bank service charges	1,486,265	1,291,017	1,144,757
Losses on debt extinguishment	7,485,601	-	-
Acquisition and data conversion costs	-	-	2,353,162
Correspondent banking expense	703,495	635,630	661,451
Other	2,201,378	1,930,129	2,264,281
Total noninterest expenses	73,358,424	65,429,978	65,464,506

Income before income taxes	20,597,123	17,991,507	19,556,187
Federal and state income tax expense	3,669,242	3,038,970	4,617,942
Net income	$16,927,881	$14,952,537	$14,938,245

Less: preferred stock dividends	-	1,081,877	3,168,302
Net income attributable to QCR Holdings, Inc. common stockholders	$16,927,881	$13,870,660	$11,769,943

Basic earnings per common share	$1.64	$1.75	$2.13
Diluted earnings per common share	$1.61	$1.72	$2.08

Weighted average common shares outstanding	10,345,286	7,925,220	5,531,948
Weighted average common and common equivalent shares outstanding	10,499,841	8,048,661	5,646,926

Cash dividends declared per common share	$0.08	$0.08	$0.08

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Net income	$16,927,881	$14,952,537	$14,938,245

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	1,144,314	19,697,118	(29,292,079)
Less reclassification adjustment for gains included in net income before tax	798,983	92,363	432,492
	345,331	19,604,755	(29,724,571)
Unrealized losses on interest rate cap derivatives:
Unrealized holding losses arising during the period before tax	(631,363)	(584,264)	-
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(15,895)	30,147	-
	(615,468)	(614,411)	-

Other comprehensive income (loss), before tax	(270,137)	18,990,344	(29,724,571)
Tax expense (benefit)	(81,524)	7,281,574	(11,373,902)
Other comprehensive income (loss), net of tax	(188,613)	11,708,770	(18,350,669)

Comprehensive income (loss) attributable to QCR Holdings, Inc.	$16,739,268	$26,661,307	$(3,412,424)

See Notes to Consolidated Financial Statements

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2015, 2014, and 2013

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2012	$54,867	$5,039,448	$78,912,791	$53,326,542	$4,706,683	$(1,606,510)	$140,433,821
Net income	-	-	-	14,938,245	-	-	14,938,245
Other comprehensive loss, net of tax	-	-	-	-	(18,350,669)	-	(18,350,669)
Common cash dividends declared, $0.08 per share	-	-	-	(459,312)	-	-	(459,312)
Preferred cash dividends declared and accrued	-	-	-	(3,168,302)	-	-	(3,168,302)
Issuance of 834,715 shares of common stock as a result of the acquisition of Community National Bancorporation, net	-	834,715	12,181,894	-	-	-	13,016,609
Conversion of 25,000 shares of Series E Non-cumulative Perpetual Preferred Stock to 2,057,502 shares of common stock	(25,000)	2,057,502	(2,032,502)	-	-	-	-
Proceeds from issuance of 27,110 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	27,110	304,396	-	-	-	331,506
Proceeds from issuance of 41,258 shares of common stock as a result of stock options exercised	-	41,258	373,519	-	-	-	414,777
Exchange of 7,679 shares of common stock in connection with stock options exercised	-	(7,679)	(120,955)	-	-	-	(128,634)
Stock-based compensation expense	-	-	792,279	-	-	-	792,279
Tax benefit of nonqualified stock options exercised	-	-	62,371	-	-	-	62,371
Restricted stock awards	-	30,152	(30,152)	-	-	-	-
Exchange of 16,798 shares of common stock in connection with restricted stock vested	-	(16,798)	(289,113)	-	-	-	(305,911)
Balance, December 31, 2013	$29,867	$8,005,708	$90,154,528	$64,637,173	$(13,643,986)	$(1,606,510)	$147,576,780
Net income	-	-	-	14,952,537	-	-	14,952,537
Other comprehensive income, net of tax	-	-	-	-	11,708,770	-	11,708,770
Common cash dividends declared, $0.08 per share	-	-	-	(631,009)	-	-	(631,009)
Preferred cash dividends declared and accrued	-	-	-	(1,081,877)	-	-	(1,081,877)
Redemption of 29,867 shares of Series F Non-cumulative Perpetual Preferred Stock	(29,867)	-	(29,794,055)	-	-	-	(29,823,922)
Proceeds from issuance of 25,321 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	25,321	353,566	-	-	-	378,887
Proceeds from issuance of 23,659 shares of common stock as a result of stock options exercised	-	23,659	218,095	-	-	-	241,754
Stock-based compensation expense	-	-	891,619	-	-	-	891,619
Tax benefit of nonqualified stock options exercised	-	-	42,954	-	-	-	42,954
Restricted stock awards	-	30,055	(30,055)	-	-	-	-
Exchange of 10,300 shares of common stock in connection with restricted stock vested	-	(10,300)	(167,684)	-	-	-	(177,984)
Balance, December 31, 2014	$-	$8,074,443	$61,668,968	$77,876,824	$(1,935,216)	$(1,606,510)	$144,078,509
Net income	-	-	-	16,927,881	-	-	16,927,881
Other comprehensive loss, net of tax	-	-	-	-	(188,613)	-	(188,613)
Common cash dividends declared, $0.08 per share	-	-	-	(934,682)	-	-	(934,682)
Proceeds from issuance of 3,680,000 share of common stock, net of issuance costs	-	3,680,000	59,804,123	-	-	-	63,484,123
Proceeds from issuance of 24,033 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	24,033	375,120	-	-	-	399,153
Proceeds from issuance of 78,909 shares of common stock as a result of stock options exercised	-	78,909	1,074,611	-	-	-	1,153,520
Stock-based compensation expense	-	-	941,469	-	-	-	941,469
Tax benefit of nonqualified stock options exercised	-	-	93,096	-	-	-	93,096
Retirement of treasury stock, 121,246 shares of common stock	-	(121,246)	(580,886)	(904,378)	-	1,606,510	-
Restricted stock awards	-	28,846	(28,846)	-	-	-	-
Exchange of 3,902 shares of common stock in connection with restricted stock vested	-	(3,902)	(64,804)	-	-	-	(68,706)
Balance, December 31, 2015	$-	$11,761,083	$123,282,851	$92,965,645	$(2,123,829)	$-	$225,885,750

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$16,927,881	$14,952,537	$14,938,245
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,065,031	2,812,645	2,695,578
Provision for loan/lease losses	6,870,900	6,807,000	5,930,420
Deferred income taxes	(2,004,532)	(1,165,009)	(1,021,991)
Stock-based compensation expense	941,469	891,619	792,279
Deferred compensation expense accrued	1,023,827	1,311,627	822,335
Losses (gains) on sale of other real estate owned, net	(1,021,242)	447,272	545,340
Amortization of premiums on securities, net	1,040,275	1,809,804	3,574,097
Securities gains, net	(798,983)	(92,363)	(432,492)
Loans originated for sale	(38,748,100)	(58,128,415)	(80,027,780)
Proceeds on sales of loans	40,362,697	61,435,064	86,231,767
Gains on sales of residential real estate loans, net	(322,872)	(460,721)	(836,065)
Gains on sales of government guaranteed portions of loans, net	(1,304,575)	(2,040,638)	(2,148,979)
Gain on sale of credit card loan receivables	-	-	(495,405)
Gain on sale of credit card issuing operations	-	-	(355,268)
Bargain purchase gain on Community National acquisition	-	-	(1,841,385)
Losses on debt extinguishment	7,485,601	-	-
Gain on debt extinguishment	(300,000)	-	-
Amortization of core deposit intangible	199,512	199,512	178,881
Accretion of acquisition fair value adjustments, net	(367,009)	(674,539)	(1,060,708)
Gains on sales of certain branches of Community National Bank	-	-	(2,334,216)
Increase in cash value of bank-owned life insurance	(1,762,107)	(1,721,507)	(1,786,023)
Decrease (increase) in other assets	(3,910,486)	(1,198,107)	7,650,490
Increase in other liabilities	2,721,335	414,134	1,017,133
Net cash provided by operating activities	30,098,622	25,599,915	32,036,253

Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold	26,930,000	(7,345,000)	(540,000)
Net increase in interest-bearing deposits at financial institutions	(763,749)	(2,289,765)	(8,660,888)
Proceeds from sales of other real estate owned	7,696,026	1,593,714	1,345,479
Purchase of derivative instruments	-	(2,071,650)	-
Activity in securities portfolio:
Purchases	(232,092,732)	(76,256,503)	(312,970,498)
Calls, maturities and redemptions	211,942,737	35,247,090	147,264,900
Paydowns	15,476,369	23,611,559	46,098,773
Sales	81,410,368	78,476,422	37,393,047
Activity in restricted investment securities:
Purchases	(3,752,450)	(1,912,050)	(7,264,600)
Redemptions	4,476,100	3,380,100	7,244,200
Net increase in loans/leases originated and held for investment	(172,786,032)	(180,325,359)	(55,311,462)
Purchase of premises and equipment	(4,394,255)	(2,035,855)	(2,430,353)
Proceeds from sale of credit card loan receivables	-	-	10,674,723
Net cash received from Community National Acquisition	-	-	3,025,073
Net cash paid on sales of certain branches of Community National Bank	-	-	(30,425,618)
Net cash used in investing activities	(65,857,618)	(129,927,297)	(164,557,224)

Cash Flows from Financing Activities:
Net increase in deposits	200,988,645	32,695,797	108,923,293
Net (decrease) increase in short-term borrowings	(123,688,954)	119,058,703	(21,789,994)
Activity in Federal Home Loan Bank advances:
Term advances	5,000,000	6,000,000	77,000,000
Calls and maturities	(26,000,000)	(27,850,000)	(82,000,000)
Net change in short-term and overnight advances	47,000,000	(6,000,000)	34,000,000
Prepayments	(84,401,601)	-	-
Activity in other borrowings:
Proceeds from other borrowings	-	10,000,000	10,000,000
Calls, maturities and scheduled principal payments	(7,350,000)	(2,125,000)	(5,800,000)
Prepayments	(34,559,000)	-	-
Retirement of junior subordinated debentures	(1,762,000)	-	-
Repayment of Community National's other borrowings at acquisition	-	-	(3,950,000)
Payment of cash dividends on common and preferred stock	(782,054)	(1,964,608)	(4,062,726)
Net proceeds from common stock offering, 3,680,000 shares issued	63,484,123	-	-
Redemption of 29,867 shares of Series F Noncumulative Perpetual Preferred Stock, net	-	(29,823,922)	-
Proceeds from issuance of common stock, net	1,552,673	620,641	582,742
Net cash provided by financing activities	39,481,832	100,611,611	112,903,315

Net (decrease) increase in cash and due from banks	3,722,836	(3,715,771)	(19,617,656)
Cash and due from banks, beginning	38,235,019	41,950,790	61,568,446
Cash and due from banks, ending	$41,957,855	$38,235,019	$41,950,790

Continued

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Supplemental Disclosures of Cash Flow Information, cash payments for:
Interest	$14,027,512	$16,826,619	$17,953,357
Income and franchise taxes	2,619,288	4,541,000	3,011,244

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on on securities available for sale and derivative instruments, net	(188,613)	11,708,770	(18,350,669)
Exchange of shares of common stock in connection with payroll taxes for restricted stock and options exercised	(68,706)	(177,984)	(434,545)
Tax benefit of nonqualified stock options exercised	93,096	42,954	62,371
Transfers of loans to other real estate owned	1,577,060	5,594,256	7,115,008
Due from broker	-	2,290,930	-
Dividends payable	468,583	315,955	567,677

Supplemental disclosure of cash flow information for Community National Acquisition:
Fair value of assets acquired:
Cash and due from banks *	$-	$-	$9,286,757
Federal funds sold	-	-	12,335,000
Interest-bearing deposits at financial institutions	-	-	2,024,539
Securities available for sale	-	-	45,853,826
Loans/leases receivable held for investment, net	-	-	195,658,486
Premises and equipment, net	-	-	8,132,021
Core deposit intangible	-	-	3,440,076
Bank-owned life insurance	-	-	4,595,529
Restricted investment securities	-	-	1,259,375
Other real estate owned	-	-	550,326
Other assets	-	-	5,178,583
Total assets acquired	$-	$-	$288,314,518

Fair value of liabilities assumed:
Deposits	$-	$-	$255,045,071
Other borrowings	-	-	3,950,000
Junior subordinated debentures	-	-	4,125,175
Other liabilities	-	-	3,911,053
Total liabilities assumed	$-	$-	$267,031,299

Net assets acquired	$-	$-	$21,283,219
Consideration paid:
Cash paid *	$-	$-	$6,261,684
Issuance of 834,715 shares of common stock	-	-	13,180,150
Total consideration paid	$-	$-	$19,441,834

Bargain purchase gain	$-	$-	$1,841,385
* Net cash received at closing totaled $3,025,073

Supplemental disclosure of cash flow information for sales of certain Community National Bank branches:
Assets sold:
Cash **	$-	$-	$30,425,618
Loans receivable	-	-	54,458,870
Premises and equipment, net	-	-	2,373,822
Core deposit intangible	-	-	1,390,762
Other assets	-	-	138,899
Total assets sold	$-	$-	$88,787,971

Liabilities sold:
Deposits	$-	$-	$91,022,098
Other liabilities	-	-	100,089
Total liabilities sold	$-	$-	$91,122,187

Gains on sales of certain branches of Community National Bank	$-	$-	$2,334,216

** Net cash paid at closing totaled $30,425,618

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.     Nature of Business and Significant Accounting Policies

Basis of presentation:

The acronyms and abbreviations identified below are used in the Notes to the Consolidated Financial Statements, as well as in the other sections of this Form 10-K (including appendices). It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	HTM: Held to maturity
AML-BSA: Anti-money laundering and bank secrecy laws	Iowa Superintendent: Iowa Superintendent of Banking
AOCI: Accumulated other comprehensive income (loss)	LCR: Liquidity Coverage Ratio
AFS: Available for sale	m2: m2 Lease Funds, LLC
ASC: Accounting Standards Codification	MD&A: Management's Discussion & Analysis
ASU: Accounting Standards Update	NIM: Net interest margin
BHCA: Bank Holding Company Act of 1956	NPA: Nonperforming asset
BOLI: Bank-owned life insurance	NPL: Nonperforming loan
Caps: Interest rate cap derivatives	NSFR: Net Stable Funding Ratio
CFPB: Bureau of Consumer Financial Protection	OREO: Other real estate owned
Community National: Community National Bancorporation	OTTI: Other-than-temporary impairment
CNB: Community National Bank	PCAOB: Public Company Accounting Oversight Board
CPP: Capital Purchase Program	Provision: Provision for loan/lease losses
CRBT: Cedar Rapids Bank & Trust Company	PUD LOC: Public Unit Deposit Letter of Credit
CRE: Commercial real estate	QCBT: Quad City Bank & Trust Company
CRE Guidance: Interagency Concentrations in Commercial Real Estate	RB&T: Rockford Bank & Trust Company
Lending, Sound Risk Management Practices guidance	ROAA: Return on Average Assets
C&I: Commercial and industrial	ROACE: Return on Average Common Equity
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	ROAE: Return on Average Equity
Consumer Protection Act	SBA: U.S. Small Business Administration
IDFPR: Illinois Department of Financial & Professional Regulation	SBLF: Small Business Lending Fund
DGCL: Delaware General Corporation Law	SEC: Securities and Exchange Commission
DIF: Deposit Insurance Fund	SERPs: Supplemental Executive Retirement Plans
EPS: Earnings per share	TA: Tangible assets
Exchange Act: Securities Exchange Act of 1934, as amended	TCE: Tangible common equity
FASB: Financial Accounting Standards Board	TDRs: Troubled debt restructurings
FDIC: Federal Deposit Insurance Corporation	The Company: QCR Holdings, Inc.
Federal Reserve: Board of Governors of the Federal Reserve System	Treasury: U.S. Department of the Treasury
FHLB: Federal Home Loan Bank	USA Patriot Act: Uniting and Strengthening America by
FICO: Financing Corporation	Providing Appropriate Tools Required to Intercept and
FRB: Federal Reserve Bank of Chicago	Obstruct Terrorism Act of 2001
FTEs: Full-time equivalents	USDA: U.S. Department of Agriculture
GAAP: Generally Accepted Accounting Principles	VPHC: Velie Plantation Holding Company
Goldman Sachs: Goldman Sachs and Company

Nature of business:

QCR Holdings, Inc. is a bank holding company providing bank and bank-related services through its banking subsidiaries, QCBT, CRBT, and RB&T. The Company also engages in direct financing lease contracts through its wholly-owned equity investment by QCBT in m2, headquartered in Milwaukee, Wisconsin.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.     Nature of Business and Significant Accounting Policies (continued)

On May 13, 2013, the Company acquired Community National and its banking subsidiary, CNB. In October 2013, the Company sold certain assets and liabilities of certain branches of CNB in two separate transactions. The Company operated CNB as a separate banking charter since the acquisition until October 26, 2013, when CNB’s charter was merged with and into CRBT. CNB’s merged branch offices operate as a division of CRBT under the name of “Community Bank & Trust.” See Note 2 for additional information on the acquisition, sales of certain branches, and subsequent merger into CRBT.

The remaining subsidiaries of the Company consist of six non-consolidated subsidiaries formed for the issuance of trust preferred securities. The Company assumed two of these subsidiaries in the acquisition of Community National on May 13, 2013. See Note 11 for a listing of these subsidiaries and additional information.

QCBT is a commercial bank that serves the Iowa and Illinois Quad Cities and adjacent communities. CRBT is a commercial bank that serves Cedar Rapids, Iowa, and adjacent communities including Cedar Falls and Waterloo, Iowa. RB&T is a commercial bank that serves Rockford, Illinois, and adjacent communities.

QCBT and CRBT are chartered and regulated by the state of Iowa, and RB&T is chartered and regulated by the state of Illinois. All three subsidiary banks are insured and subject to regulation by the FDIC, and are members of and regulated by the Federal Reserve System.

In December 2014, the Company entered into a joint venture providing residential real estate mortgage services and products to customers. This joint venture is a collaboration between QCBT and Ruhl Mortgage. QCBT has a 20% ownership interest.

Significant accounting policies:

Accounting estimates: The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance, OTTI of securities, and the fair value of financial instruments.

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

Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $30,532,000 and $23,251,000 as of December 31, 2015 and 2014, respectively.

Investment securities: Investment securities held to maturity are those debt securities that the Company has the ability and intent to hold until maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. Such securities are carried at cost adjusted for amortization of premiums and accretion of discounts. If the ability or intent to hold to maturity is not present for certain specified securities, such securities are considered AFS as the Company intends to hold them for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other factors. Securities AFS are carried at fair value. Unrealized gains or losses, net of taxes, are reported as increases or decreases in AOCI. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

All securities are evaluated to determine whether declines in fair value below their amortized cost are other-than-temporary.

In estimating OTTI losses on AFS debt securities, management considers a number of factors including, but not limited to, (1) the length of time and extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) the current market conditions, and (4) the intent of the Company to not sell the security prior to recovery and whether it is not more-likely-than-not that it will be required to sell the security prior to recovery.

If the Company does not intend to sell the security, and it is not more-likely-than-not the entity will be required to sell the security before recovery of its amortized cost basis, the Company will recognize the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion would be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

In estimating OTTI losses on AFS equity securities management considers factors (1), (2) and (3) above as well as whether the Company has the intent and the ability to hold the security until its recovery. If the Company (a) intends to sell an impaired equity security and does not expect the fair value of the security to fully recover before the expected time of sale, or (b) does not have the ability to hold the security until its recovery, the security is deemed other-than-temporarily impaired and the impairment is charged to earnings. The Company recognizes an impairment loss through earnings if based upon other factors the loss is deemed to be other-than-temporary even if the decision to sell has not been made.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.     Nature of Business and Significant Accounting Policies (continued)

Loans receivable, held for investment: Loans that management has the intent and ability to hold for the foreseeable future, or until pay-off or maturity occurs, are classified as held for investment. These loans are stated at the amount of unpaid principal adjusted for charge-offs, the allowance, and any deferred fees and/or costs on originated loans. Interest is credited to earnings as earned based on the principal amount outstanding. Deferred direct loan origination fees and/or costs are amortized as an adjustment of the related loan’s yield. As assets held for and used in the production of services, the origination and collection of these loans are classified as investing activities in the statement of cash flows.

The Company discloses allowance for credit losses (also known allowance) and fair value by portfolio segment, and credit quality information, impaired financing receivables, nonaccrual status, and TDRs by class of financing receivable.  A portfolio segment is the level at which the Company develops and documents a systematic methodology to determine its allowance for credit losses. A class of financing receivable is a further disaggregation of a portfolio segment based on risk characteristics and the Company’s method for monitoring and assessing credit risk. See the following information and Note 4.

The Company’s portfolio segments are as follows:

●	C&I
●	CRE
●	Residential real estate
●	Installment and other consumer

Direct financing leases are considered a segment within the overall loan/lease portfolio.

The Company’s classes of loans receivable are as follows:

●	C&I
●	Owner-occupied CRE
●	Commercial construction, land development, and other land loans that are not owner-occupied CRE
●	Other non-owner-occupied CRE
●	Residential real estate
●	Installment and other consumer

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

Direct finance leases receivable, held for investment: The Company leases machinery and equipment to customers under leases that qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual values (approximately 3% to 25% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property delivered to the customer. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis that results in an approximate level rate of return on the unrecovered lease investment.

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

TDRs: TDRs exist when the Company, for economic or legal reasons related to the borrower’s/lessee’s financial difficulties, grants a concession (either imposed by court order, law, or agreement between the borrower/lessee and the Company) to the borrower/lessee that it would not otherwise consider. The Company is attempting to maximize its recovery of the balances of the loans/leases through these various concessionary restructurings.

The following criteria, related to granting a concession, together or separately, create a TDR:

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

Allowance: For all portfolio segments, the allowance is established as losses are estimated to have occurred through a provision that is charged to earnings. Loan/lease losses, for all portfolio segments, are charged against the allowance when management believes the uncollectability of a loan/lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

A discussion of the risk characteristics and the allowance by each portfolio segment follows:

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.     Nature of Business and Significant Accounting Policies (continued)

For C&I loans, the Company focuses on small and mid-sized businesses with primary operations as wholesalers, manufacturers, building contractors, business services companies, other banks, and retailers. The Company provides a wide range of C&I loans, including lines of credit for working capital and operational purposes, and term loans for the acquisition of facilities, equipment and other purposes. Approval is generally based on the following factors:

●	Ability and stability of current management of the borrower;
●	Stable earnings with positive financial trends;
●	Sufficient cash flow to support debt repayment;
●	Earnings projections based on reasonable assumptions;
●	Financial strength of the industry and business; and
●	Value and marketability of collateral.

Collateral for C&I loans generally includes accounts receivable, inventory, equipment and real estate. The Company’s lending policy specifies approved collateral types and corresponding maximum advance percentages. The value of collateral pledged on loans must exceed the loan amount by a margin sufficient to absorb potential erosion of its value in the event of foreclosure and cover the loan amount plus costs incurred to convert it to cash.

The Company’s lending policy specifies maximum term limits for C&I loans. For term loans, the maximum term is generally 7 years. Generally, term loans range from 3 to 5 years. For lines of credit, the maximum term is typically 365 days.

In addition, the Company often takes personal guarantees or cosigners to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.

CRE loans are subject to underwriting standards and processes similar to C&I loans, in addition to those standards and processes specific to real estate loans. Collateral for CRE loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower. The Company’s lending policy specifies maximum loan-to-value limits based on the category of CRE (CRE loans on improved property, raw land, land development, and commercial construction). These limits are the same limits established by regulatory authorities.

The Company’s lending policy also includes guidelines for real estate appraisals, including minimum appraisal standards based on certain transactions. In addition, the Company often takes personal guarantees to help assure repayment.

In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied loans. Owner-occupied loans are generally considered to have less risk. As of December 31, 2015 and 2014, approximately 35% and 37%, respectively, of the CRE loan portfolio was owner-occupied.

The Company’s lending policy limits non-owner occupied CRE lending to 300% of total risk-based capital, and limits construction, land development, and other land loans to 100% of total risk-based capital. Exceeding these limits warrants the use of heightened risk management practices in accordance with regulatory guidelines. As of December 31, 2015 and 2014, all three subsidiary banks were in compliance with these limits.

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

For C&I and CRE loans, the allowance consists of specific and general components.

The specific component relates to loans that are classified as impaired, as defined below. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan.

For C&I loans and all classes of CRE loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a case-by-case basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

For C&I and CRE loans, the Company utilizes the following internal risk rating scale:

1. Highest Quality (Pass) – loans of the highest quality with no credit risk, including those fully secured by subsidiary bank certificates of deposit and U.S. government securities.

2. Superior Quality (Pass) – loans with very strong credit quality. Borrowers have exceptionally strong earnings, liquidity, capital, cash flow coverage, and management ability. Includes loans secured by high quality marketable securities, certificates of deposit from other institutions, and cash value of life insurance. Also includes loans supported by U.S. government, state, or municipal guarantees.

3. Satisfactory Quality (Pass) – loans with satisfactory credit quality. Established borrowers with satisfactory financial condition, including credit quality, earnings, liquidity, capital and cash flow coverage. Management is capable and experienced. Collateral coverage and guarantor support, if applicable, are more than adequate. Includes loans secured by personal assets and business assets, including equipment, accounts receivable, inventory, and real estate.

4. Fair Quality (Pass) – loans with moderate but still acceptable credit quality. The primary repayment source remains adequate; however, management’s ability to maintain consistent profitability is unproven or uncertain. Borrowers exhibit acceptable leverage and liquidity. May include new businesses with inexperienced management or unproven performance records in relation to peer, or borrowers operating in highly cyclical or deteriorating industries.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.     Nature of Business and Significant Accounting Policies (continued)

5. Early Warning (Pass) – loans where the borrowers have generally performed as agreed, however unfavorable financial trends exist or are anticipated. Earnings may be erratic, with marginal cash flow or declining sales. Borrowers reflect leveraged financial condition and/or marginal liquidity. Management may be new and a track record of performance has yet to be developed. Financial information may be incomplete, and reliance on secondary repayment sources may be increasing.

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

The Company has certain loans risk-rated 7 (substandard), which are not classified as impaired based on the facts of the credit. For these non-impaired and risk-rated 7 loans, the Company does not follow the same allowance methodology as it does for all other non-impaired, collectively evaluated loans. Rather, the Company performs a more detailed analysis including evaluation of the cash flow and collateral valuations. Based upon this evaluation, an estimate of the probable loss in this portfolio is collectively evaluated under ASC 450-20. These non-impaired risk-rated 7 loans exist primarily in the C&I and CRE segments.

For term C&I and CRE loans or credit relationships with aggregate exposure greater than $1,000,000, a loan review is required within 15 months of the most recent credit review. The review is completed in enough detail to, at a minimum, validate the risk rating. Additionally, the review shall include an analysis of debt service requirements, covenant compliance, if applicable, and collateral adequacy. The frequency of the review is generally accelerated for loans with poor risk ratings.

The Company’s Loan Quality area performs a documentation review of a sampling of C&I and CRE loans, the primary purpose of which is to ensure the credit is properly documented and closed in accordance with approval authorities and conditions. A review is also performed by the Company’s Internal Audit Department of a sampling of C&I and CRE loans for proper documentation, according to an approved schedule. Validation of the risk rating is also part of Internal Audit’s review (performed by Internal Loan Review). Additionally, over the past several years, the Company has contracted an independent outside third party to review a sampling of C&I and CRE loans. Validation of the risk rating is part of this review as well.

The Company leases machinery and equipment to C&I customers under direct financing leases. All lease requests are subject to the credit requirements and criteria as set forth in the lending/leasing policy. In all cases, a formal independent credit analysis of the lessee is performed.

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

TDRs are considered impaired loans/leases and are subject to the same allowance methodology as described above for impaired loans/leases by portfolio segment.

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

BOLI:  BOLI is carried at cash surrender value with increases/decreases reflected as income/expense in the statement of income.

Premises and equipment:  Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets.

Restricted investment securities:  Restricted investment securities represent FHLB and FRB common stock. The stock is carried at cost. These equity securities are “restricted” in that they can only be sold back to the respective institution or another member institution at par. Therefore, they are less liquid than other tradable equity securities. The Company views its investment in restricted stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value, rather than recognizing temporary declines in value. There have been no other-than-temporary write-downs recorded on these securities.

OREO:  Real estate acquired through, or in lieu of, loan foreclosures, is held for sale and initially recorded at fair value less costs to sell, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Subsequent write-downs to fair value are charged to earnings. The Company had approximately $685 thousand and $170 thousand of residential real estate properties that were in the process of foreclosure as of December 31, 2015 and 2014, respectively. The Company also had approximately $471 thousand and $54 thousand of residential real estate properties that were included in OREO as of December 31, 2015 and 2014, respectively.

Repossessed assets:  Equipment or other non-real estate property acquired through, or in lieu of foreclosure, is held for sale and initially recorded at fair value less costs to sell. As of December 31, 2015 and 2014, the Company had $246,612 and $154,528, respectively, of repossessed assets that were included within other assets on the Consolidated Balance Sheets.

Goodwill:  The Company recorded goodwill from QCBT’s purchase of 80% of m2 in August 2005. The goodwill is not being amortized, but is evaluated at least annually for impairment. An impairment charge is recognized when the calculated fair value of the reporting unit, including goodwill, is less than its carrying amount. Based on the annual analysis completed as of September 30, 2015, the Company determined that the goodwill was not impaired.

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

Swap transactions:  The Company offers a loan swap program to certain commercial loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the swap customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a counterparty. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. Additionally, the Company receives an upfront fee from the counterparty, dependent upon the pricing that is recognized upon receipt from the counterparty. Swap fee income totaled $1.7 million, $155 thousand and $105 thousand for the years ending December 31, 2015, 2014 and 2013, respectively.

Fee income from early termination of leases:  From time to time, leasing customers will choose to terminate their lease agreements prior to the original maturity date. At termination, the Company recognizes income related to these terminations (similar to a prepayment penalty).

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

Preferred stock:  The Company currently has 250,000 shares of preferred stock authorized, but none outstanding as of December 31, 2015 and 2014. Should the Company have preferred stock outstanding in the future, dividends declared on those shares would be deducted from net income to arrive at net income available to common shareholders. Net income available to common shareholders would then be used in the earnings per share computations.

Treasury stock:  Treasury stock is accounted for by the cost method, whereby shares of common stock reacquired are recorded at their purchase price. When treasury stock is reissued, any difference between the sales proceeds, or fair value when issued for business combinations, and the cost is recognized as a charge or credit to additional paid-in capital. The Company’s treasury stock was retired in 2015.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.     Nature of Business and Significant Accounting Policies (continued)

Stock-based compensation plans: At December 31, 2015, the Company had three stock-based employee compensation plans, which are described more fully in Note 15.

The Company accounts for stock-based compensation with measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation over the requisite service period for awards expected to vest.

As discussed in Note 15, during the years ended December 31, 2015, 2014, and 2013, the Company recognized stock-based compensation expense related to stock options, stock purchase plans, and stock appreciation rights of $941,469, $891,619, and $792,279, respectively. As required, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2015			2014			2013
Dividend yield	.37%	to	.46%		.47%		.44%	to	.53%
Expected volatility	28.92%	to	29.32%	29.07%	to	29.18%	29.50%	to	30.56%
Risk-free interest rate	1.89%	to	2.37%	2.69%	to	2.82%	1.71%	to	2.90%
Expected life of option grants (years)		6			6			6
Weighted-average grant date fair value		$5.11			$5.68			$5.14

The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2015			2014			2013
Dividend yield	.37%	to	.45%	.46%	to	.47%	.53%	to	.61%
Expected volatility	8.81%	to	13.10%	16.96%	to	19.35%	23.05%	to	24.25%
Risk-free interest rate	.09%	to	.16%	.04%	to	.12%	.10%	to	.18%
Expected life of purchase grants (months)	3	to	6	3	to	6	3	to	6
Weighted-average grant date fair value		$2.39			$2.37			$2.10

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

As of December 31, 2015, there was $721,916 of unrecognized compensation cost related to share based payments, which is expected to be recognized over a weighted average period of 2.28 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the 623,176 options that were in-the-money at December 31, 2015. The aggregate intrinsic value at December 31, 2015 was $6.5 million on options outstanding and $4.6 million on options exercisable. During the years ended December 31, 2015, 2014 and 2013, the aggregate intrinsic value of options exercised under the Company's stock option plans was $480,354, $173,105, and $268,920, respectively, and determined as of the date of the option exercise.

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

Earnings per share: See Note 17 for a complete description and calculation of basic and diluted earnings per share.

Reclassifications: Certain amounts in the prior year financial statements have been reclassified, with no effect on net income, comprehensive income, or stockholders’ equity, to conform with the current period presentation.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.     Nature of Business and Significant Accounting Policies (continued)

New accounting pronouncements:

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally effective for the Company on January 1, 2017, however, FASB issued ASU 2015-14 which defers the effective date in order to provide additional time for both public and private entities to evaluate the impact. ASU 2014-09 will now be effective for the Company on January 1, 2018 and it is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall. ASU 2016-01 makes targeted adjustments to GAAP by eliminating the available for sale classification for equity securities and requiring equity investments to be measured at fair value with changes in fair value recognized in net income. The standard also requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. The standard clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. It also requires an entity to present separately (within other comprehensive income) the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the standard eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is in the process of analyzing the impact of adoption.

In November 2015, FASB reached a decision on the effective date for its yet to be issued standard regarding measurement of credit losses on financial instruments. Under the standard it is expected that impairment of the Company’s loans/leases receivable will be measured using the current expected credit loss model, which will entail day-one recognition of life-of-asset expected losses. The standard is expected to be issued during the first quarter of 2016 and will be effective for the Company for the fiscal year beginning January 1, 2019. Management has not yet analyzed the impact of adoption.

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

The Company accounted for the business combination under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The Company recognized the full fair value of the assets acquired and liabilities assumed at the acquisition date, net of applicable income tax effects. The excess of fair value of net assets over the carrying value is recorded as bargain purchase gain which is included in noninterest income on the statement of income. The market value adjustments are accreted or amortized on a level yield basis over the expected term. Additionally, the Company recorded a core deposit intangible totaling $3,440,076, which was the portion of the acquisition purchase price that represented the value assigned to the existing deposit base at acquisition. The core deposit intangible has a finite life and is amortized by the straight-line method over the estimated useful life of the deposits (10 years). Following is a rollforward of the core deposit intangible for the years ended December 31, 2015 and 2014:

	2015	2014

Balance, beginning	$1,670,921	$1,870,433
Amortization expense	(199,512)	(199,512)
Balance, ending	$1,471,409	$1,670,921

The Company expects annual amortization expense of $199,512 for each of the five succeeding years and $473,849 combined in years thereafter.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.     Community National Bancorporation and Community National Bank (continued)

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of the core deposit intangible as of December 31, 2015 and 2014.

	2015	2014

Gross carrying amount	$1,995,127	$1,995,127
Accumulated amortization	(523,718)	(324,206)
Net carrying amount	$1,471,409	$1,670,921

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

The Company considered expected prepayments and estimated the total expected cash flows, which includes undiscounted expected principal and interest. The excess of that amount over the fair value of the loan is referred to as accretable yield. Accretable yield is recognized as interest income on a constant yield basis over the expected life of the loan. The excess of the contractual cash flows over expected cash flows is referred to as nonaccretable difference and is not accreted into income. Over the life of the loan, the Company continues to estimate expected cash flows. Subsequent decreases in expected cash flows are recognized as impairments in the current period through a provision for loan losses. Subsequent increases in cash flows to be collected are first used to reverse any existing valuation allowance and any remaining increase is recognized prospectively through an adjustment of the loan’s yield over its remaining life. At the acquisition date, accretable yield totaled $4,128,315 and nonaccretable yield totaled $397,894. At December 31, 2015 and 2014, accretable yield totaled $640,194 and $1,215,398 and nonaccretable yield totaled $71,677 and $98,615, respectively. The decline in accretable yield was primarily the result of accelerated accretion of accretable yield for early payoffs of acquired performing loans and the predetermined schedule of accretable yield.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.     Community National Bancorporation and Community National Bank (continued)

The fair values of the assets acquired and liabilities assumed, including the consideration paid and resulting bargain purchase gain, is as follows:

As of May 13, 2013
ASSETS
Cash and due from banks	$9,286,757
Federal funds sold	12,335,000
Interest-bearing deposits at financial institutions	2,024,539
Securities available for sale	45,853,826
Loans/leases receivable, net	195,658,486
Premises and equipment	8,132,021
Core deposit intangible	3,440,076
Bank-owned life insurance	4,595,529
Restricted investment securities	1,259,375
Other real estate owned	550,326
Other assets	5,178,583
Total assets acquired	$288,314,518

LIABILITIES
Deposits	$255,045,071
Other borrowings	3,950,000
Junior subordinated debentures	4,125,175
Other liabilities	3,911,053
Total liabilities assumed	$267,031,299

Net assets acquired	$21,283,219

CONSIDERATION PAID:
Cash	$6,261,684
Issuance of 834,715 shares of common stock	13,180,150
Total consideration paid	$19,441,834
Bargain purchase gain	$1,841,385

In order to fund the cash portion of the consideration and pay off the $3,950,000 of Community National borrowings at acquisition, the Company borrowed $4,400,000 on its 364-day revolving credit note. The outstanding balance on the 364-day revolving credit note totaled $10,000,000 until maturity at June 26, 2013. Upon maturity, the credit facility was restructured whereby the $10,000,000 of outstanding debt was restructured into a secured 3-year term note with principal due quarterly and interest due monthly where the interest is calculated at the effective LIBOR rate plus 3.00% per annum (3.17% at December 31, 2013). Additionally, as part of the restructuring, the Company maintained a secured 364-day revolving credit note with availability of $10,000,000 where the interest is calculated at the effective LIBOR rate plus 2.50% per annum. At December 31, 2013, the Company had not borrowed on this revolving credit note and had the full amount available. See Note 10 regarding 2014 and 2015 activity in this debt.

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

Unaudited pro forma combined operating results for the year ended December 31, 2013, giving effect to the Community National acquisition as if it had occurred as of January 1, 2012 (the beginning of the prior annual reporting period in the year of acquisition), are as follows:

Year ended December 31,
2013

Interest income	$83,008,255
Noninterest income	$22,042,194
Net income	$11,320,890
Net income attributable to QCR Holdings, Inc. common stockholders	$8,152,588

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$1.47
Diluted	$1.44

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.     Community National Bancorporation and Community National Bank (continued)

On October 4, 2013, the Company finalized the sale of certain assets and liabilities of the two Mason City, Iowa branches of CNB. The detail of the assets and liabilities sold, and resulting gain on sale, is as follows:

ASSETS	As of October 4, 2013
Cash	$29,905,991
Loans receivable	22,709,735
Premises and equipment	776,782
Core deposit intangible	910,415
Other assets	68,456
Total assets sold	$54,371,379

LIABILITIES
Deposits	$55,191,930
Other liabilities	53,421
Total liabilities sold	$55,245,351

Gain on sale, pre-tax	$873,972

On October 11, 2013, the Company finalized the sale of certain assets and liabilities of the two Austin, Minnesota branches of CNB. The detail of the assets and liabilities sold, and resulting gain on sale, is as follows:

ASSETS	As of October 11, 2013
Cash	$519,627
Loans receivable	31,749,135
Premises and equipment	1,597,040
Core deposit intangible	480,347
Other assets	70,443
Total assets sold	$34,416,592

LIABILITIES
Deposits	$35,830,168
Other liabilities	46,668
Total liabilities sold	$35,876,836

Gain on sale, pre-tax	$1,460,244

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.     Investment Securities

The amortized cost and fair value of investment securities as of December 31, 2015 and 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2015:
Securities held to maturity:
Municipal securities	$252,624,159	$3,190,558	$(1,173,432)	$254,641,285
Other securities	1,050,000	-	-	1,050,000
	$253,674,159	$3,190,558	$(1,173,432)	$255,691,285

Securities available for sale:
U.S. govt. sponsored agency securities	$216,281,416	$104,524	$(2,848,561)	$213,537,379
Residential mortgage-backed and related securities	81,442,479	511,095	(1,283,439)	80,670,135
Municipal securities	26,764,981	872,985	(59,378)	27,578,588
Other securities	1,108,124	540,919	(163)	1,648,880
	$325,597,000	$2,029,523	$(4,191,541)	$323,434,982

December 31, 2014:
Securities held to maturity:
Municipal securities	$198,829,574	$2,420,298	$(1,186,076)	$200,063,796
Other securities	1,050,000	-	-	1,050,000
	$199,879,574	$2,420,298	$(1,186,076)	$201,113,796

Securities available for sale:
U.S. govt. sponsored agency securities	$312,959,760	$173,685	$(5,263,873)	$307,869,572
Residential mortgage-backed and related securities	110,455,925	1,508,331	(541,032)	111,423,224
Municipal securities	29,408,740	1,053,713	(62,472)	30,399,981
Other securities	1,342,554	625,145	(846)	1,966,853
	$454,166,979	$3,360,874	$(5,868,223)	$451,659,630

The Company’s HTM municipal securities consist largely of private issues of municipal debt. The municipalities are located primarily within the Midwest with a large portion located in or adjacent to the communities of QCBT and CRBT. The municipal debt investments are underwritten using specific guidelines with ongoing monitoring.

The Company’s residential mortgage-backed and related securities portfolio consists entirely of government sponsored or government guaranteed securities. The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.     Investment Securities (continued)

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2015 and 2014, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2015:
Securities held to maturity:
Municipal securities	$14,803,408	$(294,438)	$19,927,581	$(878,994)	$34,730,989	$(1,173,432)

Securities available for sale:
U.S. govt. sponsored agency securities	$112,900,327	$(1,397,591)	$64,476,661	$(1,450,970)	$177,376,988	$(2,848,561)
Residential mortgage-backed and related securities	40,356,921	(730,466)	19,836,637	(552,973)	60,193,558	(1,283,439)
Municipal securities	2,220,800	(31,807)	848,329	(27,571)	3,069,129	(59,378)
Other securities	411	(163)	-	-	411	(163)
	$155,478,459	$(2,160,027)	$85,161,627	$(2,031,514)	$240,640,086	$(4,191,541)

December 31, 2014:
Securities held to maturity:
Municipal securities	$20,419,052	$(587,992)	$38,779,545	$(598,084)	$59,198,597	$(1,186,076)

Securities available for sale:
U.S. govt. sponsored agency securities	$23,970,085	$(102,695)	$255,743,056	$(5,161,178)	$279,713,141	$(5,263,873)
Residential mortgage-backed and related securities	10,710,671	(10,139)	37,570,774	(530,893)	48,281,445	(541,032)
Municipal securities	920,935	(1,773)	4,425,337	(60,699)	5,346,272	(62,472)
Other securities	243,004	(846)	-	-	243,004	(846)
	$35,844,695	$(115,453)	$297,739,167	$(5,752,770)	$333,583,862	$(5,868,223)

At December 31, 2015, the investment portfolio included 470 securities. Of this number, 136 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 1% of the total aggregate amortized cost. Of these 136 securities, 49 securities had an unrealized loss for 12 months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and/or it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At December 31, 2015 and 2014, the Company’s equity securities represent less than 1% of the total portfolio.

The Company did not recognize OTTI on any debt or equity securities for the years ended December 31, 2015, 2014 or 2013.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.     Investment Securities (continued)

All sales of securities, as applicable, for the years ended December 31, 2015, 2014 and 2013, respectively, were from securities identified as AFS. Information on proceeds received, as well as the gains and losses from the sale of those securities is as follows:

	2015	2014	2013

Proceeds from sales of securities	$81,410,368	$78,476,422	$37,393,047
Gross gains from sales of securities	1,045,444	517,116	523,071
Gross losses from sales of securities	(246,461)	(424,753)	(90,579)

The amortized cost and fair value of securities as of December 31, 2015, by contractual maturity are shown below. Expected maturities of mortgage-backed and related securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. “Other securities” available for sale are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$3,801,378	$3,803,101
Due after one year through five years	20,215,332	20,344,971
Due after five years	229,657,449	231,543,213
	$253,674,159	$255,691,285

Securities available for sale:
Due in one year or less	$1,858,965	$1,858,071
Due after one year through five years	120,846,468	119,986,551
Due after five years	120,340,964	119,271,345
	$243,046,397	$241,115,967
Residential mortgage-backed and related securities	81,442,479	80,670,135
Other securities	1,108,124	1,648,880
	$325,597,000	$323,434,982

Portions of the U.S. government sponsored agencies and municipal securities contain call options, at the discretion of the issuer, to terminate the security at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value
Securities held to maturity:
Municipal securities	$139,103,302	$140,444,117

Securities available for sale:
U.S. govt. sponsored agency securities	127,935,745	125,936,777
Municipal securities	16,751,793	17,127,904
	$144,687,538	$143,064,681

As of December 31, 2015 and 2014, investment securities with a carrying value of $248,277,471 and $402,507,865, respectively, were pledged on FHLB advances, customer and wholesale repurchase agreements, and for other purposes as required or permitted by law.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.     Investment Securities (continued)

As of December 31, 2015, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 82 issuers with fair values totaling $67.8 million and revenue bonds issued by 92 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $214.4 million. The Company held investments in general obligation bonds in 19 states, including four states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in nine states, including four states in which the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuer’s state:

December 31, 2015:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	15	$19,974,939	$20,247,108	$1,349,807
Illinois	9	10,928,700	11,264,348	1,251,594
North Dakota	5	10,890,000	11,050,235	2,210,047
Missouri	12	7,924,800	7,986,856	665,571
Other	41	16,965,393	17,229,485	420,231
Total general obligation bonds	82	$66,683,832	$67,778,032	$826,561

December 31, 2014:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Illinois	10	$22,447,799	$22,784,638	$2,278,464
Iowa	14	20,156,969	20,446,655	1,460,475
Missouri	11	8,424,928	8,426,047	766,004
Other	42	16,838,719	17,110,831	407,401
Total general obligation bonds	77	$67,868,415	$68,768,171	$893,093

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.     Investment Securities (continued)

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuer’s state:

December 31, 2015:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	41	$78,593,590	$79,015,378	$1,927,204
Iowa	26	70,773,660	71,659,410	2,756,131
Indiana	17	40,018,381	40,210,320	2,365,313
Kansas	3	11,748,679	11,821,055	3,940,352
Other	5	11,570,998	11,735,678	2,347,136
Total revenue bonds	92	$212,705,308	$214,441,841	$2,330,890

December 31, 2014:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	30	$62,358,276	$62,584,516	$2,086,151
Iowa	20	59,417,246	60,402,941	3,020,147
Indiana	8	17,991,200	17,925,721	2,240,715
Kansas	2	12,307,866	12,332,528	6,166,264
Other	4	8,295,311	8,449,900	2,112,475
Total revenue bonds	64	$160,369,899	$161,695,606	$2,526,494

Both general obligation and revenue bonds are diversified across many issuers. As of December 31, 2015 and 2014, the Company did not hold general obligation or revenue bonds of any single issuer, the aggregate book or market value of which exceeded 10% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services (water, sewer, education, medical facilities).

The Company’s municipal securities are owned by each of the three charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually and as of December 31, 2015, all were well-within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of total risk-based capital.

As of December 31, 2015, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credits ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable

The composition of the loan/lease portfolio as of December 31, 2015 and 2014 is presented as follows:

	2015	2014

C&I loans	$648,159,892	$523,927,140
CRE loans
Owner-occupied CRE	252,523,164	260,069,080
Commercial construction, land development, and other land	49,083,844	68,118,989
Other non owner-occupied CRE	422,761,757	373,952,353
	724,368,765	702,140,422

Direct financing leases *	173,655,605	166,032,416
Residential real estate loans **	170,432,530	158,632,492
Installment and other consumer loans	73,669,493	72,606,480
	1,790,286,285	1,623,338,950
Plus deferred loan/lease orgination costs, net of fees	7,736,390	6,664,120
	1,798,022,675	1,630,003,070
Less allowance	(26,140,906)	(23,074,365)
	$1,771,881,769	$1,606,928,705

* Direct financing leases:
Net minimum lease payments to be received	$195,476,230	$188,181,432
Estimated unguaranteed residual values of leased assets	1,165,706	1,488,342
Unearned lease/residual income	(22,986,331)	(23,637,358)
	173,655,605	166,032,416
Plus deferred lease origination costs, net of fees	6,594,582	6,639,244
	180,250,187	172,671,660
Less allowance	(3,395,088)	(3,359,400)
	$176,855,099	$169,312,260

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

There were no losses related to residual values during the years ended December 31, 2015, 2014, and 2013. At December 31, 2015, the Company had 16 leases remaining with residual values totaling $1,165,706 that were not protected with a lease end options rider. At December 31, 2014, the Company had 27 leases remaining with residual values totaling $1,488,342 that were not protected with a lease end options rider. Management has performed specific evaluations of these residual values and determined that the valuations are appropriate.

**Includes residential real estate loans held for sale totaling $565,850 and $553,000 as of December 31, 2015 and 2014, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable (continued)

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2015 and 2014 is presented as follows:

	2015
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$640,725,241	$1,636,860	$5,816	$-	$5,791,975	$648,159,892
CRE
Owner-Occupied CRE	251,612,752	182,949	-	-	727,463	252,523,164
Commercial Construction, Land Development, and Other Land	48,890,040	-	-	-	193,804	49,083,844
Other Non Owner-Occupied CRE	420,819,874	614,732	219,383	-	1,107,768	422,761,757
Direct Financing Leases	170,021,289	1,490,818	439,314	2,843	1,701,341	173,655,605
Residential Real Estate	166,415,118	2,800,589	200,080	-	1,016,743	170,432,530
Installment and Other Consumer	73,134,197	412,052	14,127	-	109,117	73,669,493
	$1,771,618,511	$7,138,000	$878,720	$2,843	$10,648,211	$1,790,286,285

As a percentage of total loan/lease portfolio	98.96%	0.40%	0.05%	0.00%	0.59%	100.00%

	2014
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$515,616,752	$323,145	$-	$822	$7,986,421	$523,927,140
CRE
Owner-Occupied CRE	259,166,743	239,771	-	-	662,566	260,069,080
Commercial Construction, Land Development, and Other Land	67,021,157	729,983	111,837	-	256,012	68,118,989
Other Non Owner-Occupied CRE	360,970,551	3,448,902	2,840,862	60,000	6,632,038	373,952,353
Direct Financing Leases	164,059,914	573,575	293,212	-	1,105,715	166,032,416
Residential Real Estate	154,303,644	2,528,287	475,343	25,673	1,299,545	158,632,492
Installment and Other Consumer	71,534,329	172,872	246,882	6,916	645,481	72,606,480
	$1,592,673,090	$8,016,535	$3,968,136	$93,411	$18,587,778	$1,623,338,950

As a percentage of total loan/lease portfolio	98.11%	0.49%	0.24%	0.01%	1.15%	100.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable (continued)

Nonperforming loans/leases by classes of loans/leases as of December 31, 2015 and 2014 is presented as follows:

	2015
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

C&I	$-	$5,791,975	$173,087	$5,965,062	50.96%
CRE
Owner-Occupied CRE	-	727,463	-	727,463	6.22%
Commercial Construction, Land Development, and Other Land	-	193,804	-	193,804	1.66%
Other Non Owner-Occupied CRE	-	1,107,768	-	1,107,768	9.46%
Direct Financing Leases	2,843	1,701,341	-	1,704,184	14.56%
Residential Real Estate	-	1,016,743	402,044	1,418,787	12.12%
Installment and Other Consumer	-	109,117	478,625	587,742	5.02%
	$2,843	$10,648,211	$1,053,756	$11,704,810	100.00%

*At December 31, 2015, nonaccrual loans/leases included $1,533,657 of troubled debt restructurings, including $1,164,423 in C&I loans, $193,804 in CRE loans, $42,098 in direct financing leases, $119,305 in residential real estate loans, and $14,027 in installment loans.

	2014
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases **	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

C&I	$822	$7,986,421	$235,926	$8,223,169	40.91%
CRE
Owner-Occupied CRE	-	662,566	-	662,566	3.30%
Commercial Construction, Land Development, and Other Land	-	256,012	-	256,012	1.27%
Other Non Owner-Occupied CRE	60,000	6,632,038	-	6,692,038	33.29%
Direct Financing Leases	-	1,105,715	233,557	1,339,272	6.66%
Residential Real Estate	25,673	1,299,545	489,183	1,814,401	9.02%
Installment and Other Consumer	6,916	645,481	462,552	1,114,949	5.55%
	$93,411	$18,587,778	$1,421,218	$20,102,407	100.00%

**At December 31, 2014, nonaccrual loans/leases included $5,013,041 of troubled debt restructurings, including $1,227,537 in C&I loans, $3,214,468 in CRE loans, $61,144 in direct financing leases, $506,283 in residential real estate loans, and $3,609 in installment loans.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable (continued)

Changes in the allowance by portfolio segment for the years ended December 31, 2015, 2014, and 2013 are presented as follows:

	Year Ended December 31, 2015

	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$8,833,832	$8,353,386	$3,359,400	$1,525,952	$1,001,795	$23,074,365
Provisions charged to expense	1,470,526	3,080,611	1,688,031	430,087	201,645	6,870,900
Loans/leases charged off	(453,782)	(2,560,749)	(1,788,772)	(169,996)	(251,838)	(5,225,137)
Recoveries on loans/leases previously charged off	633,504	501,869	136,429	4,107	144,869	1,420,778
Balance, ending	$10,484,080	$9,375,117	$3,395,088	$1,790,150	$1,096,471	$26,140,906

	Year Ended December 31, 2014

	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$5,648,774	$10,705,434	$2,517,217	$1,395,849	$1,180,774	$21,448,048
Provisions charged to expense	4,297,253	(13,326)	2,278,132	251,030	(6,089)	6,807,000
Loans/leases charged off	(1,475,885)	(2,756,083)	(1,504,181)	(130,900)	(268,656)	(6,135,705)
Recoveries on loans/leases previously charged off	363,690	417,361	68,232	9,973	95,766	955,022
Balance, ending	$8,833,832	$8,353,386	$3,359,400	$1,525,952	$1,001,795	$23,074,365

	Year Ended December 31, 2013

	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,531,545	$11,069,502	$1,990,395	$1,070,328	$1,263,434	$19,925,204
Provisions charged to expense	1,453,455	2,635,327	1,431,246	471,060	(60,668)	5,930,420
Loans/leases charged off	(962,607)	(3,573,006)	(916,836)	(162,010)	(229,447)	(5,843,906)
Recoveries on loans/leases previously charged off	626,381	573,611	12,412	16,471	207,455	1,436,330
Balance, ending	$5,648,774	$10,705,434	$2,517,217	$1,395,849	$1,180,774	$21,448,048

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable (continued)

The allowance by impairment evaluation and by portfolio segment as of December 31, 2015 and 2014 is presented as follows:

	2015
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$2,592,270	$76,934	$306,193	$185,801	$143,089	$3,304,287
Allowance for nonimpaired loans/leases	7,891,810	9,298,183	3,088,895	1,604,349	953,382	22,836,619
	$10,484,080	$9,375,117	$3,395,088	$1,790,150	$1,096,471	$26,140,906

Impaired loans/leases	$5,286,482	$2,029,035	$1,701,341	$1,418,787	$587,742	$11,023,387
Nonimpaired loans/leases	642,873,410	722,339,730	171,954,264	169,013,743	73,081,751	1,779,262,898
	$648,159,892	$724,368,765	$173,655,605	$170,432,530	$73,669,493	$1,790,286,285

Allowance as a percentage of impaired loans/leases	49.04%	3.79%	18.00%	13.10%	24.35%	29.98%
Allowance as a percentage of nonimpaired loans/leases	1.23%	1.29%	1.80%	0.95%	1.30%	1.28%
Total allowance as a percentage of total loans/leases	1.62%	1.29%	1.96%	1.05%	1.49%	1.46%

	2014
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$3,300,199	$1,170,020	$356,996	$151,663	$265,795	$5,244,673
Allowance for nonimpaired loans/leases	5,533,633	7,183,366	3,002,404	1,374,289	736,000	17,829,692
	$8,833,832	$8,353,386	$3,359,400	$1,525,952	$1,001,795	$23,074,365

Impaired loans/leases	$7,279,709	$7,433,383	$1,339,272	$1,788,728	$1,108,033	$18,949,125
Nonimpaired loans/leases	516,647,431	694,707,039	164,693,144	156,843,764	71,498,447	1,604,389,825
	$523,927,140	$702,140,422	$166,032,416	$158,632,492	$72,606,480	$1,623,338,950

Allowance as a percentage of impaired loans/leases	45.33%	15.74%	26.66%	8.48%	23.99%	27.68%
Allowance as a percentage of nonimpaired loans/leases	1.07%	1.03%	1.82%	0.88%	1.03%	1.11%
Total allowance as a percentage of total loans/leases	1.69%	1.19%	2.02%	0.96%	1.38%	1.42%

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

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the years ended December 31, 2015, 2014, and 2013 are presented as follows:

	2015
Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$234,636	$346,072	$-	$380,495	$7,436	$7,436
CRE
Owner-Occupied CRE	256,761	350,535	-	447,144	-	-
Commercial Construction, Land Development, and Other Land	-	228,818	-	117,406	-	-
Other Non Owner-Occupied CRE	1,578,470	1,578,470	-	2,953,888	-	-
Direct Financing Leases	871,884	871,884	-	892,281	4,142	4,142
Residential Real Estate	613,486	649,064	-	1,047,001	3,929	3,929
Installment and Other Consumer	377,304	377,304	-	817,854	9,563	9,563
	$3,932,541	$4,402,147	$-	$6,656,069	$25,070	$25,070

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$5,051,846	$5,055,685	$2,592,270	$4,811,046	$-	$-
CRE
Owner-Occupied CRE	-	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	193,804	205,804	76,934	195,986	-	-
Other Non Owner-Occupied CRE	-	-	-	-	-	-
Direct Financing Leases	829,457	829,457	306,193	474,458	-	-
Residential Real Estate	805,301	805,301	185,801	712,085	7,913	7,913
Installment and Other Consumer	210,438	210,438	143,089	189,539	5,693	5,693
	$7,090,846	$7,106,685	$3,304,287	$6,383,114	$13,606	$13,606

Total Impaired Loans/Leases:
C&I	$5,286,482	$5,401,757	$2,592,270	$5,191,541	$7,436	$7,436
CRE
Owner-Occupied CRE	256,761	350,535	-	447,144	-	-
Commercial Construction, Land Development, and Other Land	193,804	434,622	76,934	313,392	-	-
Other Non Owner-Occupied CRE	1,578,470	1,578,470	-	2,953,888	-	-
Direct Financing Leases	1,701,341	1,701,341	306,193	1,366,739	4,142	4,142
Residential Real Estate	1,418,787	1,454,365	185,801	1,759,086	11,842	11,842
Installment and Other Consumer	587,742	587,742	143,089	1,007,393	15,256	15,256
	$11,023,387	$11,508,832	$3,304,287	$13,039,183	$38,676	$38,676

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable (continued)

	2014
Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$246,308	$342,391	$-	$525,543	$7,599	$7,599
CRE
Owner-Occupied CRE	67,415	163,638	-	548,464	-	-
Commercial Construction, Land Development, and Other Land	31,936	143,136	-	1,656,401	-	-
Other Non Owner-Occupied CRE	491,717	491,717	-	4,925,681	13,283	13,283
Direct Financing Leases	561,414	561,414	-	867,657	31,911	31,911
Residential Real Estate	1,060,770	1,060,770	-	1,269,213	3,032	3,032
Installment and Other Consumer	613,804	813,804	-	893,971	-	-
	$3,073,364	$3,576,870	$-	$10,686,930	$55,825	$55,825

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$7,033,401	$8,190,495	$3,300,199	$3,159,985	$14,837	$14,837
CRE
Owner-Occupied CRE	620,896	620,896	4,462	316,743	-	-
Commercial Construction, Land Development, and Other Land	337,076	577,894	12,087	528,564	-	-
Other Non Owner-Occupied CRE	5,884,343	6,583,934	1,153,471	4,240,000	-	-
Direct Financing Leases	777,858	777,858	356,996	514,144	-	-
Residential Real Estate	727,958	763,537	151,663	538,678	2,967	2,967
Installment and Other Consumer	494,229	494,229	265,795	386,009	3,564	3,564
	$15,875,761	$18,008,843	$5,244,673	$9,684,123	$21,368	$21,368

Total Impaired Loans/Leases:
C&I	$7,279,709	$8,532,886	$3,300,199	$3,685,528	$22,436	$22,436
CRE
Owner-Occupied CRE	688,311	784,534	4,462	865,207	-	-
Commercial Construction, Land Development, and Other Land	369,012	721,030	12,087	2,184,965	-	-
Other Non Owner-Occupied CRE	6,376,060	7,075,651	1,153,471	9,165,681	13,283	13,283
Direct Financing Leases	1,339,272	1,339,272	356,996	1,381,801	31,911	31,911
Residential Real Estate	1,788,728	1,824,307	151,663	1,807,891	5,999	5,999
Installment and Other Consumer	1,108,033	1,308,033	265,795	1,279,980	3,564	3,564
	$18,949,125	$21,585,713	$5,244,673	$20,371,053	$77,193	$77,193

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable (continued)

	2013
Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$492,622	$568,951	$-	$747,134	$7,749	$7,749
CRE
Owner-Occupied CRE	392,542	392,542	-	1,881,823	-	-
Commercial Construction, Land Development, and Other Land	1,943,168	2,054,368	-	2,666,039	-	-
Other Non Owner-Occupied CRE	1,790,279	1,902,279	-	3,869,493	58,534	58,534
Direct Financing Leases	557,469	557,469	-	802,825	-	-
Residential Real Estate	1,071,927	1,071,927	-	1,010,027	4,235	4,235
Installment and Other Consumer	509,667	509,667	-	606,282	4,464	4,464
	$6,757,674	$7,057,203	$-	$11,583,623	$74,982	$74,982

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$1,269,228	$1,956,755	$927,453	$1,222,449	$33,703	$33,703
CRE
Owner-Occupied CRE	159,247	159,247	67,498	87,035	-	-
Commercial Construction, Land Development, and Other Land	888,547	1,011,747	503,825	1,137,489	10,862	10,862
Other Non Owner-Occupied CRE	7,783,132	8,488,414	2,603,381	7,426,299	45,926	45,926
Direct Financing Leases	336,989	336,989	192,847	97,846	-	-
Residential Real Estate	1,044,820	1,044,820	246,266	641,217	1,883	1,883
Installment and Other Consumer	840,783	840,783	467,552	640,557	-	-
	$12,322,746	$13,838,755	$5,008,822	$11,252,892	$92,374	$92,374

Total Impaired Loans/Leases:
C&I	$1,761,850	$2,525,706	$927,453	$1,969,583	$41,452	$41,452
CRE
Owner-Occupied CRE	551,789	551,789	67,498	1,968,858	-	-
Commercial Construction, Land Development, and Other Land	2,831,715	3,066,115	503,825	3,803,528	10,862	10,862
Other Non Owner-Occupied CRE	9,573,411	10,390,693	2,603,381	11,295,792	104,460	104,460
Direct Financing Leases	894,458	894,458	192,847	900,671	-	-
Residential Real Estate	2,116,747	2,116,747	246,266	1,651,244	6,118	6,118
Installment and Other Consumer	1,350,450	1,350,450	467,552	1,246,839	4,464	4,464
	$19,080,420	$20,895,958	$5,008,822	$22,836,515	$167,356	$167,356

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable (continued)

For C&I and CRE loans, the Company’s credit quality indicator is internally assigned risk ratings. Each commercial loan is assigned a risk rating upon origination. The risk rating is reviewed every 15 months, at a minimum, and on an as needed basis depending on the specific circumstances of the loan. See Note 1 for further discussion on the Company’s risk ratings.

For direct financing leases, residential real estate loans, and installment and other consumer loans, the Company’s credit quality indicator is performance determined by delinquency status. Delinquency status is updated daily by the Company’s loan system.

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of December 31, 2015 and 2014:

	2015
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$616,200,797	$238,119,608	$46,929,876	$406,027,442	$1,307,277,723	95.24%
Special Mention (Rating 6)	18,031,845	8,630,658	1,780,000	8,846,286	37,288,789	2.72%
Substandard (Rating 7)	13,927,250	5,772,898	373,968	7,888,029	27,962,145	2.04%
Doubtful (Rating 8)	-	-	-	-	-	0.00%
	$648,159,892	$252,523,164	$49,083,844	$422,761,757	$1,372,528,657	100.00%

	2015
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$171,951,419	$169,013,743	$73,081,751	$414,046,913	99.11%
Nonperforming	1,704,186	1,418,787	587,742	3,710,715	0.89%
	$173,655,605	$170,432,530	$73,669,493	$417,757,628	100.00%

	2014
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$491,883,568	$245,237,462	$65,691,737	$354,581,419	$1,157,394,186	94.40%
Special Mention (Rating 6)	17,034,909	12,637,930	-	3,285,191	32,958,030	2.69%
Substandard (Rating 7)	15,008,663	2,193,688	2,427,252	16,085,743	35,715,346	2.91%
Doubtful (Rating 8)	-	-	-	-	-	0.00%
	$523,927,140	$260,069,080	$68,118,989	$373,952,353	$1,226,067,562	100.00%

	2014
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$164,693,144	$156,818,091	$71,491,531	$393,002,766	98.93%
Nonperforming	1,339,272	1,814,401	1,114,949	4,268,622	1.07%
	$166,032,416	$158,632,492	$72,606,480	$397,271,388	100.00%

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing troubled debt restructurings.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable (continued)

As of December 31, 2015 and 2014, TDRs totaled $2,587,413 and $6,434,259, respectively.

For each class of financing receivable, the following presents the number and recorded investment of troubled debt restructurings, by type of concession, that were restructured during the years ended December 31, 2015 and 2014. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of restructuring. The specific allowance is as of December 31, 2015 and 2014, respectively. The following excludes any troubled debt restructurings that were restructured and paid off or charged off in the same year.

	2015
Classes of Loans/Leases	Number of Loans/Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance

CONCESSION - Interest rate adjusted below market
Installment and Other Consumer	2	$37,979	$37,979	$12,013
	2	$37,979	$37,979	$12,013

TOTAL	2	$37,979	$37,979	$12,013

Of the TDRs reported above, one with a post-modification recorded investment totaling $14,027 was on nonaccrual as of December 31, 2015.

For the year ended December 31, 2015, the Company had no TDRs that redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

The Company had no TDRs that were both restructured and charged off in 2015.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable (continued)

	2014
Classes of Loans/Leases	Number of Loans/Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of maturity
C&I	1	$58,987	$58,987	$58,987
Direct Financing Leases	2	303,701	303,701	12,644
Residential Real Estate	1	159,680	159,680	25,360
Installment and Other Consumer	1	113,653	113,653	113,653
	5	$636,021	$636,021	$210,644

CONCESSION - Significant payment delay
C&I	3	$889,154	$889,154	$217,524
	3	$889,154	$889,154	$217,524

CONCESSION - Forgiveness of principal
C&I	1	96,439	71,760	6,948
	1	$96,439	$71,760	$6,948

CONCESSION - Other
C&I	1	$427,849	$427,849	$60,429
	1	$427,849	$427,849	$60,429

TOTAL	10	$2,049,463	$2,024,784	$495,545

Of the TDRs reported above, five with post-modification recorded investments totaling $1,387,147 were on nonaccrual as of December 31, 2014.

For the year ended December 31, 2014, the Company had no TDRs that redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Not included in the table above, the Company had one TDR that was restructured and charged off in 2014, totaling $89,443.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.     Loans/Leases Receivable (continued)

Loans are made in the normal course of business to directors, executive officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate committed amount of loans greater than or equal to $60,000 during the years ended December 31, 2015, 2014, and 2013, is as follows:

	2015	2014	2013

Balance, beginning	$42,469,111	$39,192,966	$20,502,058
Net increase (decrease) due to change in related parties	(3,606,418)	1,040,278	17,124,702
Advances	19,040,675	13,284,475	6,213,381
Repayments	(15,891,055)	(11,048,608)	(4,647,175)
Balance, ending	$42,012,313	$42,469,111	$39,192,966

The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio included a concentration of loans in certain industries as of December 31, 2015 and 2014 as follows:

	2015		2014
Industry Name	Balance	Percentage of Total Loans/Leases	Balance	Percentage of Total Loans/Leases

Lessors of Non-Residential Buildings	$311,138,005	17%	$256,436,213	16%
Lessors of Residential Buildings	91,811,101	5%	74,667,674	5%
Bank Holding Companies	55,840,984	3%	60,910,570	4%

Concentrations within the leasing portfolio are monitored by equipment type – none of which represent a concentration within the total loans/leases portfolio. Within the leasing portfolio, diversification is spread among construction, manufacturing and the service industries. Geographically, the lease portfolio is diversified across all 50 states. No individual state represents a concentration within the total loan/lease portfolio.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.     Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2015 and 2014:

	2015	2014

Land	$6,655,796	$7,100,393
Buildings (useful lives 15 to 50 years)	34,615,006	31,602,931
Furniture and equipment (useful lives 3 to 10 years)	24,953,570	23,142,643
	66,224,372	61,845,967
Less accumulated depreciation	28,874,020	25,824,839
	$37,350,352	$36,021,128

Certain facilities are leased under operating leases. Rental expense was $339,839, $484,868, and $795,816 for the years ended December 31, 2015, 2014, and 2013, respectively.

Future minimum rental commitments under noncancelable leases are as follows as of December 31, 2015:

Year ending December 31:
2016	$239,565
2017	241,440
2018	194,340
2019	162,819
$838,164

Note 6.     Derivatives and Hedging Activities

Below is a summary of the interest rate cap derivatives held by the Company as of December 31, 2015 and 2014. An initial premium of $2.1 million was paid upfront for the two caps. The fair value of these instruments will fluctuate with market value changes, as well as amortization of the initial premium to interest expense.

Effective Date	Maturity Date	Balance Sheet Location	Notional Amount	Accounting Treatment	December 31, 2015 Fair Value	December 31, 2014 Fair Value
June 5, 2014	June 5, 2019	Other Assets	$15,000,000	Cash Flow Hedging	$321,112	$608,189
June 5, 2014	June 5, 2021	Other Assets	15,000,000	Cash Flow Hedging	534,912	879,198
			$30,000,000		$856,024	$1,487,387

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges to the extent they are effective hedges, are recorded as a component of accumulated other comprehensive income. The following is a summary of how AOCI was impacted during the reporting periods:

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.     Derivatives and Hedging Activities (continued)

	Year Ended
	December 31, 2015	December 31, 2014
Unrealized loss at beginning of period, net of tax	$(399,367)	$-
Amount reclassified from accumulated other comprehensive income to noninterest income related to hedge ineffectiveness	(156)	(30,212)
Amount reclassified from accumulated other comprehensive income to interest expense related to caplet amortization	16,051	65
Amount of loss recognized in other comprehensive income, net of tax	(415,949)	(369,220)
Unrealized loss at end of period, net of tax	$(799,421)	$(399,367)

Changes in the fair value related to the ineffective portion of cash flow hedges, are reported in noninterest income during the period of the change. As shown in the table above, $156 and $30,212 of income from the change in fair value for the years ending December 31, 2015 and 2014, respectively, was due to ineffectiveness.

Note 7.     Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $250,000, was $235,565,570 and $230,925,385 as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:
2016	$274,389,118
2017	39,795,570
2018	22,926,023
2019	13,872,274
2020	9,421,012
Thereafter	3,663,106
$364,067,103

The Company had a $45.0 million PUD LOC with the FHLB of Des Moines and an $8.0 million PUD LOC with the FHLB of Chicago for the purpose of providing additional collateral on public deposits as of December 31, 2015. As of December 31, 2014, the Company had a $15.0 million PUD LOC with the FHLB of Des Moines. There were no amounts outstanding under these letters of credit as of December 31, 2015 or 2014.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.     Short-Term Borrowings

Short-term borrowings as of December 31, 2015 and 2014 are summarized as follows:

	2015	2014

Overnight repurchase agreements with customers	$73,872,716	$137,251,670
Federal funds purchased	70,790,000	131,100,000
	$144,662,716	$268,351,670

The Company’s overnight repurchase agreements with customers are collateralized by investment securities with carrying values as follows:

	2015	2014
U.S. govt. sponsored agency securities	$29,499,803	$68,430,410
Residential mortgage-backed and related securities	65,888,911	96,930,017
Total securities pledged to overnight customer repurchase agreements	$95,388,714	$165,360,427
Less: overcollateralized position	21,515,998	28,108,757
	$73,872,716	$137,251,670

Inherent in the overnight purchase agreements is a risk that the fair value of the collateral pledged on the agreements could decline below the amount obligated under our customer repurchase agreements. The Company considers this risk minimal. The Company monitors balances daily to ensure that collateral is sufficient to meet obligations. Additionally, the Company maintains an overcollateralized position that is sufficient to cover any minor interest rate movements.

The securities underlying the agreements as of December 31, 2015 and 2014 were under the Company's control in safekeeping at third-party financial institutions.

Information concerning overnight repurchase agreements with customers is summarized as follows as of December 31, 2015 and 2014:

	2015	2014

Average daily balance during the period	$121,186,231	$128,818,152
Average daily interest rate during the period	0.11%	0.12%
Maximum month-end balance during the period	$159,407,193	$147,623,624
Weighted average rate as of end of period	0.11%	0.11%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.     Short-Term Borrowings (continued)

Information concerning federal funds purchased is summarized as follows as of December 31, 2015 and 2014:

	2015	2014

Average daily balance during the period	$32,826,489	$33,876,815
Average daily interest rate during the period	0.41%	0.40%
Maximum month-end balance during the period	$126,220,000	$131,100,000
Weighted average rate as of end of period	0.57%	0.51%

Note 9.     FHLB Advances

The subsidiary banks are members of the FHLB of Des Moines or Chicago. As of December 31, 2015 and 2014, the subsidiary banks held $9,135,900 and $11,279,000, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheet.

There were no FHLB advance prepayments or modifications during 2014.

During the second quarter of 2015, QCBT and CRBT prepaid a total of $75,500,000 of fixed rate FHLB advances with a weighted average interest rate of 4.36% and maturity dates ranging from May 2016 to June 2019. The prepayment fees associated with these advances totaled $5,692,185 and are included in losses on debt extinguishment in the statements of income. The prepayments were a part of the Company’s balance sheet restructuring, which is described in Note 12 to the Consolidated Financial Statements.

Additionally, during the fourth quarter of 2015, RBT prepaid a $3,000,000 fixed rate FHLB advance with an interest rate of 3.98% and a maturity date in May 2018. The prepayment fees associated with this advance totaled $209,416 and are included in losses on debt extinguishment in the statements of income. This transaction is part of the Company’s ongoing balance sheet restructuring strategy, which will continue to be evaluated in the future as a way to reduce reliance on wholesale funding. The Company continued this strategy in early 2016, as described in Note 25 to the Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9.     FHLB Advances (continued)

Maturity and interest rate information on advances from FHLB as of December 31, 2015 and 2014 is as follows:

	December 31, 2015
	Amount Due	Weighted Average Interest Rate at Year-End	Amount Due with Putable Option *	Weighted Average Interest Rate at Year-End
Maturity:
Year ending December 31:
2016	$103,000,000	0.56%	$2,000,000	4.00%
2017	18,000,000	2.89	-	-
2018	30,000,000	3.27	5,000,000	2.84
Total FHLB advances	$151,000,000	1.37%	$7,000,000	3.17%

	December 31, 2014
	Amount Due	Weighted Average Interest Rate at Year-End	Amount Due with Putable Option *	Weighted Average Interest Rate at Year-End
Maturity:
Year ending December 31:
2015	$63,000,000	0.87%	$-	-%
2016	44,500,000	3.81	32,500,000	4.56
2017	33,000,000	3.59	15,000,000	4.42
2018	43,000,000	3.49	5,000,000	2.84
2019	20,000,000	4.12	-	-
Total FHLB advances	$203,500,000	2.83%	$52,500,000	4.36%

*Of the advances outstanding, a portion have putable options which allow the FHLB, at its discretion, to terminate the advances and require the subsidiary banks to repay at predetermined dates prior to the stated maturity date of the advances.

Advances are collateralized by loans of $480,466,274 and $499,084,047 as of December 31, 2015 and 2014, respectively, in aggregate. On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type. Although advance balances have decreased significantly in 2015, the Company continues to pledge loans under blanket liens to provide off balance sheet liquidity.

As of December 31, 2015 and included with the 2016 maturity grouping above are $84.0 million of short-term advances from the FHLB. These advances have maturities ranging from 1 day to 1 month. Short-term and overnight advances totaled $37.0 million as of December 31, 2014 and had maturities ranging from 2 weeks to 1 month.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10.     Other Borrowings and Unused Lines of Credit

Other borrowings as of December 31, 2015 and 2014 are summarized as follows:

	2015	2014

Wholesale structured repurchase agreements	$110,000,000	$130,000,000
Term note	-	17,625,000
Series A subordinated notes	-	2,657,492
	$110,000,000	$150,282,492

The Company’s wholesale structured repurchase agreements are collateralized by investment securities with carrying values as follows:

	2015	2014
U.S. govt. sponsored agency securities	$129,824,128	$153,757,514
Less: overcollateralized position	19,824,128	23,757,514
	$110,000,000	$130,000,000

Inherent in the wholesale structured repurchase agreements is a risk that the fair value of the collateral pledged on the agreements could decline below the amount obligated under the agreements. The Company considers this risk minimal. The Company maintains an overcollateralized position that is sufficient to cover any minor interest rate movements.

Maturity and interest rate information concerning wholesale structured repurchase agreements is summarized as follows:

	December 31, 2015		December 31, 2014
	Amount Due	Weighted Average Interest Rate at Year-End	Amount Due	Weighted Average Interest Rate at Year-End
Maturity:
Year ending December 31:
2015	$-	0.00%	$5,000,000	2.77%
2016	-	-	-	-
2017	10,000,000	3.00	10,000,000	3.00
2018	10,000,000	3.97	10,000,000	3.97
2019	45,000,000	3.40	60,000,000	3.57
2020	45,000,000	2.66	45,000,000	2.66
Total Wholesale Structured Repurchase Agreements	$110,000,000	3.11%	$130,000,000	3.21%

Each wholesale structured repurchase agreement has a one-time put option, at the discretion of the counterparty, to terminate the agreement and require the subsidiary bank to repay at predetermined dates prior to the stated maturity date of the agreement. Of the $110.0 million in wholesale structured repurchase agreements outstanding at December 31, 2015, $45.0 million no longer have put options, $45.0 million are putable in 2016 and $20.0 million are putable in 2017.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10.          Other Borrowings and Unused Lines of Credit (continued)

During the second quarter of 2015, CRBT prepaid a $10,000,000 wholesale structured repurchase agreement with an interest rate of 4.40% and a maturity in May 2019. The prepayment fee associated with the transaction totaled $1,202,000. This amount is included in losses on debt extinguishment in the statements of income. The wholesale structured repurchase agreement prepayments were a part of the Company’s balance sheet restructuring, which is described in Note 12 to the Consolidated Financial Statements.

Also during the fourth quarter of 2015, RBT prepaid a $5,000,000 wholesale structured repurchase agreement with an interest rate of 3.46% and a maturity in May 2019. The prepayment fee associated with the transaction totaled $382,000. This amount is included in losses on debt extinguishment in the statements of income. This transaction is part of the Company’s ongoing balance sheet restructuring strategy, which will continue to be evaluated in the future as a way to reduce reliance on wholesale funding. The Company continued this strategy in early 2016, as described in Note 25 to the Consolidated Financial Statements.

During 2013, the Company modified $50,000,000 of fixed rate wholesale structured repurchase agreements with a weighted average interest rate of 3.21% and a weighted average maturity of February 2016 into new fixed rate wholesale structured repurchase agreements with a weighted average interest rate of 2.65% and a weighted average maturity of May 2020. There were no modifications of borrowings during 2015 or 2014.

At December 31, 2014, the Company had a 4-year term note with principal and interest due quarterly. Interest was calculated at the effective LIBOR rate plus 3.00% per annum (3.23% at December 31, 2014) and the balance totaled $17,625,000 at December 31, 2014. After two quarterly principal payments totaling $2,350,000 were made in January and April 2015, the resulting balance of the term debt was $15,275,000. In May 2015, the Company repaid this term note in its entirety without prepayment penalty and using proceeds from a common stock offering. Additional information regarding the common stock offering and balance sheet restructuring is described in Note 12 to the Consolidated Financial Statements.

Additionally, as of December 31, 2014, the Company maintained a $10.0 million revolving line of credit note where the interest is calculated at the effective LIBOR rate plus 2.50% per annum. At December 31, 2014, the Company had not borrowed on this revolving credit note and had the full amount available. At the renewal date in June 2015, the note was amended to increase the maximum amount available. The Company now maintains a $40.0 million revolving line of credit note, with interest calculated at the effective LIBOR rate plus 2.50% per annum (3.10% at December 31, 2015). At December 31, 2015, the Company had not borrowed on this revolving credit note and had the full amount available. The current revolving note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

As of December 31, 2014, the Company had Series A subordinated notes outstanding totaling $2.7 million with a maturity date of September 1, 2018 and interest payable semi-annually, in arrears, on June 30 and December 30 of each year. This debt was at a fixed rate of 6.00% per year. In June 2015, the Company redeemed all of these subordinated notes using proceeds from a common stock offering, leaving no remaining balance as of December 31, 2015. There was no penalty related to this redemption. The Series A redemption was part of the Company’s balance sheet restructuring, which is described in Note 12 to the Consolidated Financial Statements.

Unused lines of credit of the subsidiary banks as of December 31, 2015 and 2014 are summarized as follows:

	2015	2014

Secured	$14,601,432	$17,050,159
Unsecured	332,000,000	329,500,000
	$346,601,432	$346,550,159

The Company pledges the eligible portion of its municipal securities portfolio and select C&I and CRE loans to the Federal Reserve Bank of Chicago for borrowing at the Discount Window.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.              Junior Subordinated Debentures

Junior subordinated debentures are summarized as of December 31, 2015 and 2014 as follows:

	2015	2014

Note Payable to QCR Holdings Capital Trust II	$10,310,000	$12,372,000
Note Payable to QCR Holdings Capital Trust III	8,248,000	8,248,000
Note Payable to QCR Holdings Capital Trust IV	5,155,000	5,155,000
Note Payable to QCR Holdings Capital Trust V	10,310,000	10,310,000
Note Payable to Community National Trust II	3,093,000	3,093,000
Note Payable to Community National Trust III	3,609,000	3,609,000
Market Value Discount per ASC 805 (see Note 2)	(2,225,948)	(2,363,265)
	$38,499,052	$40,423,735

A schedule of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities including the amounts outstanding as of December 31, 2015 and 2014, is as follows:

Name	Date Issued	Amount Outstanding	Interest Rate	Interest Rate as of 12/31/2015	Interest Rate as of 12/31/2014

QCR Holdings Statutory Trust II*	February 2004	$10,310,000	2.85% over 3-month LIBOR	3.18%	3.08%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.18%	3.08%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.12%	2.03%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	1.87%	1.78%
Community National Statutory Trust II	September 2004	3,093,000	2.17% over 3-month LIBOR	2.74%	2.42%
Community National Statutory Trust III	March 2007	3,609,000	1.75% over 3-month LIBOR	2.26%	1.99%
		$40,725,000	Weighted Average Rate	2.60%	2.50%

*Original amount issued for QCR Holdings Statutory Trust II was $12,372,000.

Securities issued by all of the trusts listed above mature 30 years from the date of issuance, but all are currently callable at par at any time. Interest rate reset dates vary by Trust.

During 2015, the Company acquired and extinguished $2.1 million of the QCR Holdings Statutory Trust II junior subordinated debentures and recorded a $300,000 gain on the extinguishment, which is included in the statements of income. The Company was able to acquire the related security at a discount through auction, which resulted in the gain. The interest rate on this debenture floated at LIBOR plus 2.85% and had a rate of 3.18% at the time of extinguishment. The Company completed a similar transaction in early 2016, which is described in Note 25 to the Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.     Common Stock Offering and Balance Sheet Restructuring

On May 13, 2015, the Company announced the closing of an underwritten public offering of 3,680,000 shares of its common stock at a price of $18.25 per share. The net proceeds to the Company, after deducting the underwriting discount and offering expenses, totaled $63.5 million. As a result of the capital raise, the Company’s regulatory capital ratios increased significantly. Additional information regarding regulatory capital is described in Note 16 to the Consolidated Financial Statements.

The Company utilized the proceeds from the common stock offering to restructure certain debt obligations and to bolster overall capital levels. Specifically, the Company repaid $15.3 million of holding company senior debt at an interest rate of 3.27%, and $2.7 million of Series A subordinated debt at an interest rate of 6.00%. Additionally, $85.5 million of FHLB advances and wholesale structured repurchase agreements at a weighted average interest rate of 4.36% were prepaid at QCBT and CRBT. As a result of this planned restructuring, the Company incurred $6.9 million (pre-tax) in losses for debt extinguishment that were recognized in the second quarter of 2015.

Of the $103.5 million in debt extinguishments, $63.5 million was funded with the proceeds from the common stock issuance. Approximately $27.7 million was funded through the maturity of low-yielding securities. Brokered certificates of deposits and overnight FHLB advances were utilized to fund the remaining $12.3 million. The weighted average interest rate on these new borrowings was approximately 0.90%.

This restructuring and deleveraging significantly reduced the wholesale borrowings portfolio of the Company, which includes FHLB advances, wholesale structured repurchase agreements, and brokered certificates of deposits. The table below presents the maturity schedule including weighted average cost for the Company’s combined wholesale borrowings portfolio.

	December 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
Maturity:	Amount Due	at Year-End	Amount Due	at Year-End
	(dollar amounts in thousands)
Year ending December 31:
2015	$-	0.00%	$117,300	0.86%
2016	125,038	0.59	50,642	3.51
2017	49,055	2.07	53,965	2.96
2018	57,283	2.87	60,042	3.41
2019	50,089	3.14	83,152	3.59
2020	45,000	2.66	45,000	2.66
Thereafter	3,641	2.51	6,141	2.54
Total Wholesale Borrowings	$330,106	1.89%	$416,242	2.59%

The Company continued to execute further balance sheet restructuring strategies in late 2015 and early 2016, as described in Notes 9, 10 and 25 to the Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13.     Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013

Current	$5,673,774	$4,203,979	$5,639,933
Deferred	(2,004,532)	(1,165,009)	(1,021,991)
	$3,669,242	$3,038,970	$4,617,942

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2015, 2014, and 2013:

	Years Ended December 31,
	2015		2014		2013
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income

Computed "expected" tax expense	$7,208,993	35.0%	$6,297,027	35.0%	$6,844,665	35.0%
Effect of graduated tax rates	(76,973)	(0.4)	(79,529)	(0.4)	(123,868)	(0.6)
Tax exempt income, net	(3,461,438)	(16.8)	(2,646,275)	(14.7)	(1,790,049)	(9.2)
Bank-owned life insurance	(616,737)	(3.0)	(585,312)	(3.3)	(624,847)	(3.2)
State income taxes, net of federal benefit, current year	767,557	3.7	497,068	2.8	758,695	3.9
Change in unrecognized tax benefits	223,668	1.1	(55,728)	(0.3)	63,941	0.3
Acquisition costs	-	-	-	-	248,952	1.3
Other	(375,828)	(1.8)	(388,281)	(2.1)	(759,547)	(3.9)
	$3,669,242	17.8%	$3,038,970	17.0%	$4,617,942	23.6%

Changes in the unrecognized tax benefits included in other liabilities are as follows for the years ended December 31, 2015 and 2014:

	2015	2014

Balance, beginning	$1,002,291	$1,058,019
Impact of tax positions taken during current year	468,055	234,475
Gross increase related to tax positions of prior years	16,965	16,915
Reduction as a result of a lapse of the applicable statute of limitations	(261,352)	(307,118)
Balance, ending	$1,225,959	$1,002,291

Included in the unrecognized tax benefits liability at December 31, 2015 are potential benefits of approximately $1,005,000 that, if recognized, would affect the effective tax rate.

The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At December 31, 2015 and 2014, accrued interest on uncertain tax positions was approximately $221,000 and $260,000, respectively. Estimated interest related to the underpayment of income taxes is classified as a component of “income taxes” in the statements of income.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13.     Federal and State Income Taxes (continued)

The Company’s federal income tax returns are open and subject to examination from the 2012 tax return year and later. Various state franchise and income tax returns are generally open from the 2011 and later tax return years based on individual state statute of limitations.

The net deferred tax assets (liabilities) consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
Alternative minimum tax credits	$5,475,062	$5,018,008
New markets tax credits	2,700,000	2,100,000
Net unrealized losses on securities available for sale and derivative instruments	1,268,068	1,186,544
Compensation	8,687,856	8,266,896
Loan/lease losses	8,802,271	7,393,437
Net operating loss carryforwards, federal and state	2,069,093	2,415,284
Other	452,854	496,444
	29,455,204	26,876,613
Deferred tax liabilities:
Premises and equipment	1,173,966	1,216,080
Equipment financing leases	25,059,159	24,701,676
Acquisition fair value adjustments	1,755,874	1,774,157
Investment accretion	44,462	45,580
Deferred loan origination fees, net	137,461	-
Other	678,227	619,121
	28,849,149	28,356,614
Net deferred tax asset (liability)	$606,055	$(1,480,001)

At December 31, 2015, the Company had $5.6 million of federal tax net operating loss carryforwards which are set to expire in varying amounts between 2029 and 2033. At December 31, 2015, the Company had $3.8 million of state tax net operating loss carryforwards which are set to expire in varying amounts between 2023 and 2028. All of the federal tax net operating loss carryforwards and the majority of the state tax net operating loss carryforwards were acquired from Community National and CNB.

The change in deferred income taxes was reflected in the consolidated financial statements as follows for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013

Provision for income taxes	$(2,004,532)	$(1,165,009)	$(1,021,991)
Statement of stockholders' equity- Accumulated other comprehensive income (loss)	(81,524)	7,281,574	(11,373,902)
	$(2,086,056)	$6,116,565	$(12,395,893)

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.     Employee Benefit Plans

The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee's compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the years ended December 31, 2015, 2014, and 2013 were as follows:

	2015	2014	2013

Matching contribution	$1,314,276	$1,179,979	$1,129,726
Discretionary contribution	-	198,800	186,000
	$1,314,276	$1,378,779	$1,315,726

The Company has entered into nonqualified SERPs with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans. During the years ended December 31, 2015, 2014, and 2013, the Company expensed $297,826, $650,016, and $264,672, respectively, related to these plans. As part of the acquisition of Community National, the Company assumed the liability related to a SERP for one CNB executive. The assumed SERP liability was $317,418 at acquisition. As of December 31, 2015 and 2014, the liability related to the SERPs, included in other liabilities, was $3,934,605 and $3,800,603, respectively. Payments to former executives in the amounts of $163,824, $117,000 and $117,000 were made in 2015, 2014 and 2013, respectively.

The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements, the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution varies by officer and is a maximum of between $8,000 and $25,000 annually. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate subject to a minimum of 4% and a maximum of 12% with such limits differing by officer. The Company has also entered into deferred compensation agreements with certain other officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution differs by officer and is a maximum between 4% and 10% of officer’s compensation. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate plus one percentage point, and has a minimum of 4% and shall not exceed 8%. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. As of December 31, 2015 and 2014, the liability related to the agreements totaled $8,875,025 and $7,503,692, respectively.

Changes in the deferred compensation agreements, included in other liabilities, are as follows for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013

Balance, beginning	$7,503,692	$6,224,368	$5,151,630
Company expense	726,001	661,611	557,663
Employee deferrals	693,656	628,589	525,469
Cash payments made	(48,324)	(10,876)	(10,394)
Balance, ending	$8,875,025	$7,503,692	$6,224,368

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15.     Stock-Based Compensation

Stock-based compensation expense was reflected in the consolidated financial statements as follows for the years ended December 31, 2015, 2014, and 2013.

	2015	2014	2013

Stock option and incentive plans	$885,524	$832,845	$734,827
Stock purchase plan	55,945	58,774	57,452
	$941,469	$891,619	$792,279

Stock option and incentive plans:

The Company’s Board of Directors adopted in January 2008, and the stockholders approved in May 2008, the QCR Holdings, Inc. 2008 Equity Incentive Plan (“2008 Equity Incentive Plan”). The Company’s Board of Directors adopted in February 2010, and the stockholders approved in May 2010, the QCR Holdings, Inc. 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”). The Company’s Board of Directors adopted in February 2013, and the stockholders approved in May 2013, the QCR Holdings, Inc. 2013 Equity Incentive Plan (“2013 Equity Incentive Plan”). Up to 250,000, 350,000 and 350,000 shares of common stock, respectively, may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under these plans.

The 2008 Equity Incentive Plan, the 2010 Equity Incentive Plan, and the 2013 Equity Incentive Plan (collectively, “the stock option plans”) are administered by the Compensation Committee of the Board of Directors (the “Committee”). As of December 31, 2015, there were 89,073 remaining options available for grant under the stock option plans.

The number and exercise price of options granted under the stock option plans are determined by the Committee at the time the option is granted. In no event can the exercise price be less than the value of the common stock at the date of the grant for incentive stock options. All options have a 10-year life and will vest and become exercisable from 3-to-7 years after the date of the grant. Only nonqualified stock options have been issued to date.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15.     Stock-Based Compensation (continued)

A summary of the stock option plans as of December 31, 2015, 2014, and 2013 and changes during the years then ended is presented below:

	December 31,
	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning	661,771	$13.89	662,506	$13.82	608,852	$13.27
Granted	73,403	17.63	82,609	17.11	96,232	15.68
Exercised	(79,638)	14.70	(23,659)	10.22	(41,258)	10.06
Forfeited	(32,360)	20.69	(59,685)	19.02	(1,320)	10.53
Outstanding, ending	623,176	13.88	661,771	13.89	662,506	13.82

Exercisable, ending	405,832		420,429		419,735

Weighted average fair value per option of options granted during the period	$5.11		$5.68		$5.14

A further summary of options outstanding as of December 31, 2015 is presented below:

			Options Outstanding
						Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$7.99	to	$8.93	45,165	4.90	$8.19	34,290	$8.19
$9.00	to	$9.30	179,547	4.82	9.21	149,193	9.21
$13.25	to	$16.85	214,585	4.10	15.88	170,335	15.88
$17.00	to	$18.48	165,629	7.94	17.42	35,764	17.42
$19.05	to	$21.71	18,250	1.09	19.05	16,250	19.05
			623,176			405,832

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15.     Stock-Based Compensation (continued)

Stock purchase plan:

The Company’s Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). On May 2, 2012, the Company’s stockholders approved a complete amendment and restatement of the Purchase Plan. As of January 1, 2015, there were 230,040 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 90% of the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in an offering period is $7,500. Additionally, the maximum percentage that any one participant can elect to contribute is 8% of his or her compensation for the years ended December 31, 2015, 2014, and 2013. Information for the stock purchase plan for the years ended December 31, 2015, 2014, and 2013 is presented below:

	2015	2014	2013

Shares granted	23,408	24,811	27,415
Shares purchased	24,033	25,321	27,110
Weighted average fair value per share granted	$2.39	$2.37	$2.10

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of December 31, 2015 and 2014, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2015 and 2014 are also presented in the following table (dollars in thousands). As of December 31, 2015 and 2014, the subsidiary banks met the requirements to be “well capitalized”.

	Actual		For Capital Adequacy Purposes*			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2015:
Company:
Total risk-based capital	$280,273	13.11%	$170,969	>	8.0%	$213,711	>	10.0%
Tier 1 risk-based capital	253,891	11.88%	128,227	>	6.0	170,969	>	8.0
Tier 1 leverage	253,891	9.75%	104,163	>	4.0	130,203	>	5.0
Common equity Tier 1	220,800	10.33%	96,170	>	4.5	138,912	>	6.5
Quad City Bank & Trust:
Total risk-based capital	$135,477	12.50%	$86,726	>	8.0%	$108,407	>	10.0%
Tier 1 risk-based capital	123,498	11.39%	65,044	>	6.0	86,726	>	8.0
Tier 1 leverage	123,498	8.87%	55,718	>	4.0	69,648	>	5.0
Common equity Tier 1	123,498	11.39%	48,783	>	4.5	70,465	>	6.5
Cedar Rapids Bank & Trust:
Total risk-based capital	$105,285	14.39%	$58,537	>	8.0%	$73,172	>	10.0%
Tier 1 risk-based capital	96,118	13.14%	43,903	>	6.0	58,537	>	8.0
Tier 1 leverage	96,118	10.96%	35,079	>	4.0	43,848	>	5.0
Common equity Tier 1	96,118	13.14%	32,927	>	4.5	47,562	>	6.5
Rockford Bank & Trust:
Total risk-based capital	$38,544	11.96%	$25,772	>	8.0%	$32,216	>	10.0%
Tier 1 risk-based capital	34,514	10.71%	19,329	>	6.0	25,772	>	8.0
Tier 1 leverage	34,514	9.59%	14,401	>	4.0	18,001	>	5.0
Common equity Tier 1	34,514	10.71%	14,497	>	4.5	20,940	>	6.5

*The minimums under Basel III phase in higher by .625% (the capital conservation buffer) annually until 2019. The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Common equity Tier 1). Currently, the New Basel III minimums mirror the minimums required for capital adequacy purposes. The first phase-in of the Basel III capital conservation buffer will occur in 2016.

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in four private placements and assumed two issues of junior subordinated debentures in connection with the Community National acquisition. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. These circumstances did not exist at December 31, 2015 or 2014.

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

The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they introduced a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  Failure to maintain capital levels above the Basel III minimums may lead to restrictions on dividends, share buybacks, discretionary payments on Tier I instruments and discretionary bonus payouts.

The Basel III Rules also permit smaller banking organizations (including the Company and the subsidiary banks) to retain, through a one-time election, the existing treatment for AOCI, which excluded the effect of AOCI from regulatory capital.  The Company made this election in the first quarter of 2015.

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

Note 17.     Earnings per Share

The following information was used in the computation of basic and diluted EPS for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013

Net income	$16,927,881	$14,952,537	$14,938,245
Less: Preferred stock dividends	-	1,081,877	3,168,302
Net income attributable to QCR Holdings, Inc. common stockholders	$16,927,881	$13,870,660	$11,769,943

EPS attributable to QCR Holdings, Inc. common stockholders
Basic	$1.64	$1.75	$2.13
Diluted	$1.61	$1.72	$2.08

Weighted average common shares outstanding*	10,345,286	7,925,220	5,531,948
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan**	154,555	123,441	114,978
Weighted average common and common equivalent shares outstanding	10,499,841	8,048,661	5,646,926

*The increase in weighted average common shares outstanding from 2014 to 2015 was primarily due to the common stock issuance discussed in Note 12 to the Consolidated Financial Statements.

**Excludes anti-dilutive shares of 36,572, 124,983, and 116,324 at December 31, 2015, 2014 and 2013, respectively.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2015 and 2014, no amounts had been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.

As of December 31, 2015 and 2014, commitments to extend credit aggregated $480,475,033 and $499,267,717, respectively. As of December 31, 2015 and 2014, standby letters of credit aggregated $13,067,100 and $12,896,428, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $565,850 and $553,000 as of December 31, 2015 and 2014, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18.     Commitments and Contingencies (continued)

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates of insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $524,400 and $9,049,519 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2015 and 2014, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2015, 2014, and 2013. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

Aside from cash on-hand and in-vault, the majority of the Company's cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $101.0 million and $101.6 million as of December 31, 2015 and 2014, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

In an arrangement with Goldman Sachs, CRBT offers a cash management program for select customers. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund administered by Goldman Sachs. At December 31, 2015 and 2014, the Company had $105,290,874 and $89,006,285, respectively of customer funds invested in this cash management program. In the opinion of management, no material risk of loss exists due to the financial condition of Goldman Sachs.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19.     Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2015
	March 2015	June 2015	September 2015	December 2015

Total interest income	$21,901,730	$22,050,612	$23,141,112	$22,909,799
Total interest expense	4,119,513	3,559,776	3,003,586	3,023,654
Net interest income	17,782,217	18,490,836	20,137,526	19,886,145
Provision for loan/lease losses	1,710,456	2,348,665	1,635,263	1,176,516
Noninterest income	6,221,778	5,461,234	6,368,807	6,477,904
Noninterest expense	17,204,161	24,101,634	15,913,212	16,139,417
Income (loss) before taxes	5,089,378	(2,498,229)	8,957,858	9,048,116
Federal and state income tax expense (benefit)	911,489	(1,974,411)	2,468,871	2,263,293
Net income (loss)	$4,177,889	$(523,818)	$6,488,987	$6,784,823

EPS:
Basic	$0.52	$(0.05)	$0.55	$0.58
Diluted	$0.52	$(0.05)	$0.55	$0.57

	Year Ended December 31, 2014
	March 2014	June 2014	September 2014	December 2014

Total interest income	$21,035,211	$21,105,376	$21,796,642	$22,028,027
Total interest expense	4,185,970	4,140,033	4,321,311	4,246,814
Net interest income	16,849,241	16,965,343	17,475,331	17,781,213
Provision for loan/lease losses	1,094,162	1,001,879	1,063,323	3,647,636
Noninterest income	4,766,827	5,327,059	4,985,288	6,078,181
Noninterest expense	16,160,408	16,089,374	16,305,756	16,874,440
Income before taxes	4,361,500	5,201,148	5,091,541	3,337,318
Federal and state income tax expense	472,285	1,193,312	1,028,876	344,497
Net income	$3,889,215	$4,007,836	$4,062,665	$2,992,821

EPS:
Basic	$0.40	$0.46	$0.51	$0.38
Diluted	$0.40	$0.45	$0.50	$0.37

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20.     Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

Condensed Balance Sheets

December 31, 2015 and 2014

Assets	2015	2014

Cash and due from banks	$3,650,133	$4,499,139
Interest-bearing deposits at financial institutions	701	190,127
Securities available for sale, at fair value	1,398,255	1,724,353
Investment in bank subsidiaries	256,709,890	198,881,739
Investment in nonbank subsidiaries	1,318,227	1,388,361
Premises and equipment, net	4,502,435	3,160,035
Other assets	12,797,292	6,765,109
Total assets	$280,376,933	$216,608,863

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$-	$21,745,116
Junior subordinated debentures	38,499,052	40,423,735
Other liabilities	15,992,131	10,361,503
Total liabilities	54,491,183	72,530,354

Stockholders' Equity:
Common stock	11,761,083	8,074,443
Additional paid-in capital	123,282,851	61,668,968
Retained earnings	92,965,645	77,876,824
Accumulated other comprehensive loss	(2,123,829)	(1,935,216)
Treasury stock	-	(1,606,510)
Total stockholders' equity	225,885,750	144,078,509
Total liabilities and stockholders' equity	$280,376,933	$216,608,863

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20.     Parent Company Only Financial Statements (continued)

Condensed Statements of Income

Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013

Total interest income	$69,774	$40,815	$43,476
Equity in net income of bank subsidiaries	22,059,086	20,333,194	20,499,070
Equity in net income of nonbank subsidiaries	32,823	32,675	31,540
Securities gains	262,800	-	-
Gain on debt extinguishment	300,000	-	-
Bargain purchase gain on Community National acquisition	-	-	1,841,385
Other	(4,436)	7,486	7,942
Total income	22,720,047	20,414,170	22,423,413

Interest expense	1,679,909	1,986,752	1,714,814
Salaries and employee benefits	4,847,507	4,671,719	4,765,762
Professional fees	1,121,094	1,100,714	977,571
Acquisition and data conversion costs	-	-	2,037,684
Other	949,041	635,081	642,044
Total expenses	8,597,551	8,394,266	10,137,875

Income before income tax benefit	14,122,496	12,019,904	12,285,538

Income tax benefit	2,805,385	2,932,633	2,652,707
Net income	$16,927,881	$14,952,537	$14,938,245

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20.     Parent Company Only Financial Statements (continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$16,927,881	$14,952,537	$14,938,245
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (less than) earnings of:
Bank subsidiaries	(12,359,086)	166,806	5,500,930
Nonbank subsidiaries	(128)	9	(103)
Bargain purchase gain on Community National acquisition	-	-	(1,841,385)
Accretion of acquisition fair value adjustments	137,317	133,905	79,655
Depreciation	174,757	100,158	75,182
Stock-based compensation expense	941,469	891,619	792,279
Securities gains, net	(262,801)	-	-
Gain on debt extinguishment	(300,000)	-	-
Decrease (increase) in other assets	(5,929,110)	1,912,597	(725,105)
(Decrease) increase in other liabilities	5,502,390	2,644,458	(2,978,106)
Net cash provided by operating activities	4,832,689	20,802,089	15,841,592

Cash Flows from Investing Activities:
Net increase in interest-bearing deposits at financial institutions	189,426	(2,726)	(2,288)
Activity in securities portfolio:
Purchases	(1,764,137)	(40,523)	(34,040)
Calls, maturities and redemptions	1,772,719	71,429	-
Sales	489,828	-	-
Capital infusion, bank subsidiaries	(45,600,000)	-	-
Net cash paid for Community National acquisition	-	-	(6,261,684)
Purchase of premises and equipment	(1,517,157)	(16,618)	-
Net cash (used in) provided by investing activities	(46,429,321)	11,562	(6,298,012)

Cash Flows from Financing Activities:
Activity in other borrowings:
Proceeds from other borrowings	-	10,000,000	10,000,000
Calls, maturities and scheduled principal payments	(2,350,000)	(2,359,207)	(373,446)
Prepayments	(19,395,116)	-	(9,550,000)
Retirement of junior subordinated debentures	(1,762,000)	-	-
Payment of cash dividends on common and preferred stock	(782,054)	(1,964,608)	(4,062,726)
Net proceeds from common stock offering, 3,680,000 shares issued	63,484,123	-	-
Redemption of 29,867 shares of Series F Noncumulative Perpetual Preferred Stock, net	-	(29,823,922)	-
Proceeds from issuance of common stock, net	1,552,673	620,641	582,742
Net cash provided by (used in) financing activities	40,747,626	(23,527,096)	(3,403,430)

Net increase (decrease) in cash and due from banks	(849,006)	(2,713,445)	6,140,150

Cash and due from banks:
Beginning	4,499,139	7,212,584	1,072,434
Ending	$3,650,133	$4,499,139	$7,212,584

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

●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis comprised the following at December 31, 2015 and 2014:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2015:
Securities available for sale:
U.S. govt. sponsored agency securities	$213,537,379	$-	$213,537,379	$-
Residential mortgage-backed securities	80,670,135	-	80,670,135	-
Municipal securities	27,578,588	-	27,578,588	-
Other securities	1,648,880	411	1,648,469	-
Derivative instruments	856,024	-	856,024	-
	$324,291,006	$411	$324,290,595	$-

December 31, 2014:
Securities available for sale:
U.S. govt. sponsored agency securities	$307,869,572	$-	$307,869,572	$-
Residential mortgage-backed securities	111,423,224	-	111,423,224	-
Municipal securities	30,399,981	-	30,399,981	-
Other securities	1,966,853	345,952	1,620,901	-
Derivative instruments	1,487,387	-	1,487,387	-
	$453,147,017	$345,952	$452,801,065	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy during the years ended December 31, 2015 or 2014.

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

Assets measured at fair value on a non-recurring basis comprised the following at December 31, 2015 and 2014:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015:
Impaired loans/leases	$4,545,966	$-	$-	$4,545,966
Other real estate owned	7,722,711	-	-	7,722,711
	$12,268,677	$-	$-	$12,268,677

December 31, 2014:
Impaired loans/leases	$12,467,362	$-	$-	$12,467,362
Other real estate owned	13,789,047	-	-	13,789,047
	$26,256,409	$-	$-	$26,256,409

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21.     Fair Value (continued)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	December 31, 2015 Fair Value	December 31, 2014 Fair Value	Valuation Technique	Unobservable Input	Range

Impaired loans/leases	$4,545,966	$12,467,362	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-50.00%
Other real estate owned	7,722,711	13,789,047	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For impaired loans/leases and other real estate owned, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the years ended December 31, 2015 or 2014.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of December 31, 2015		As of December 31, 2014
	Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Cash and due from banks	Level 1	$41,957,855	$41,957,855	$38,235,019	$38,235,019
Federal funds sold	Level 2	19,850,000	19,850,000	46,780,000	46,780,000
Interest-bearing deposits at financial institutions	Level 2	36,098,431	36,098,431	35,334,682	35,334,682
Investment securities:
Held to maturity	Level 2	253,674,159	255,691,285	199,879,574	201,113,796
Available for sale	See Previous Table	323,434,982	323,434,982	451,659,630	451,659,630
Loans/leases receivable, net	Level 3	4,209,228	4,545,966	11,543,853	12,467,362
Loans/leases receivable, net	Level 2	1,767,672,541	1,764,178,772	1,595,384,852	1,606,646,146
Derivative instruments	Level 2	856,024	856,024	1,487,387	1,487,387
Deposits:
Nonmaturity deposits	Level 2	1,516,599,081	1,516,599,081	1,304,044,099	1,304,044,099
Time deposits	Level 2	364,067,103	364,192,000	375,623,914	376,509,000
Short-term borrowings	Level 2	144,662,716	144,662,716	268,351,670	268,351,670
Federal Home Loan Bank advances	Level 2	151,000,000	153,143,000	203,500,000	208,172,000
Other borrowings	Level 2	110,000,000	116,061,000	150,282,492	159,741,000
Junior subordinated debentures	Level 2	38,499,052	27,642,093	40,423,735	28,585,294

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

Securities held to maturity: The fair values are estimated using pricing models that consider certain observable market data and some observable inputs, such as rate and term.

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

Selected financial information on the Company's business segments, with all intercompany accounts and transactions eliminated, is presented as follows as of and for the years ended December 31, 2015, 2014, and 2013:

	Commercial Banking
	Quad City Bank & Trust	Cedar Rapids Bank & Trust	Rockford Bank & Trust	Wealth Management	All other	Intercompany Eliminations	Consolidated Total

Twelve Months Ended December 31, 2015
Total revenue	$52,859,118	$37,515,641	$14,816,300	$9,103,173	$663,432	$(424,688)	$114,532,976
Net interest income	40,416,563	26,635,659	10,854,637	-	(1,610,135)	-	76,296,724
Net income	10,333,111	7,695,867	2,402,522	1,627,586	(5,131,205)	-	16,927,881
Total assets	1,336,571,694	866,872,406	367,471,639	-	27,605,704	(5,323,168)	2,593,198,275
Provision for loan/lease losses	4,367,234	1,750,000	753,666	-	-	-	6,870,900
Goodwill	3,222,688	-	-	-	-	-	3,222,688
Core deposit intangible	-	1,471,409	-	-	-	-	1,471,409

Twelve Months Ended December 31, 2014
Total revenue	$48,827,714	$35,899,702	$14,286,757	$8,513,322	$80,978	$(485,860)	$107,122,613
Net interest income	36,539,635	24,215,815	10,261,615	-	(1,945,937)	-	69,071,128
Net income	9,065,183	7,562,252	2,149,676	1,556,082	(5,380,656)	-	14,952,537
Total assets	1,320,684,456	840,331,777	353,448,134	-	17,727,123	(7,233,390)	2,524,958,100
Provision for loan/lease losses	3,800,667	1,855,333	1,151,000	-	-	-	6,807,000
Goodwill	3,222,688	-	-	-	-	-	3,222,688
Core deposit intangible	-	1,670,921	-	-	-	-	1,670,921

Twelve Months Ended December 31, 2013
Total revenue	$49,701,389	$35,946,233	$13,732,076	$7,521,821	$1,924,329	$(108,214)	$108,717,634
Net interest income	33,892,035	22,239,329	9,645,411	-	(1,671,338)	-	64,105,437
Net income	9,310,779	7,953,230	1,855,672	1,379,402	(5,560,838)	-	14,938,245
Total assets	1,245,128,136	804,223,453	339,375,139	-	22,394,401	(16,168,205)	2,394,952,924
Provision for loan/lease losses	3,391,406	1,531,014	1,008,000	-	-	-	5,930,420
Goodwill	3,222,688	-	-	-	-	-	3,222,688
Core deposit intangible	-	1,870,433	-	-	-	-	1,870,433

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23.     Acquisition of Noncontrolling Interest in m2 Lease Funds

On August 27, 2012, the Company’s largest subsidiary bank, QCBT, entered into an amendment to the operating agreement of m2 and purchased the remaining 20% noncontrolling interest in m2 for $4,501,442. The purchase price and related acquisition costs exceeded the book value by $2,133,417. This excess was reflected as a reduction in additional paid in capital on the Company’s consolidated financial statements until the final payout in 2015. The acquisition was structured in two payments with the initial payment of $1,653,755 made on September 11, 2012 and the final payment of $3,307,509 due in September 2015. QCBT calculated the present value of this future payment using a discount rate of 5% and recorded a resulting liability of $2,847,687. QCBT accreted the discount of $459,822 using the effective yield method over the three year period to the final payment date. Accretion totaled $80,820, $155,716 and $148,137 for the years ended December 31, 2015, 2014 and 2013, respectively. The liability related to the final payment due totaled $3,199,298 and $3,043,582 at December 31, 2014 and 2013, respectively. The final payment made in 2015 eliminated any further liability.

In conjunction with the purchase agreement, the Company also entered into an agreement with the Chief Executive Officer and former 20% owner of m2, whereby he was provided additional consideration equal to 20% of the earnings of m2 for the period from September 2012 through the earlier of August 2015 or his separation from service. The payment under this arrangement was also due in September 2015. Because the payment was contingent upon future service, QCBT was accruing the liability and related compensation expense over the service period. Expense totaled $593,611, $701,634, $725,483 for the years ended December 31, 2015, 2014 and 2013, respectively. The liability related to this future payment totaled $1,622,832 and $921,198 at December 31, 2014 and 2013, respectively. The final payment made in 2015 eliminated any further liability.

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

Note 25.     Subsequent Event - Junior Subordinated Debentures Retirement and Balance Sheet Restructuring

In January 2016, the Company extinguished $5.1 million of the QCR Holdings Capital Trust IV junior subordinated debentures (the full balance outstanding) and recorded a $1.2 million gain on extinguishment (pre-tax), as the Company was able to acquire the related security at a discount through auction. This gain will be included in the statements of income for the first quarter of 2016. The interest rate on these debentures floated at 3-month LIBOR plus 1.80% and had a rate of 2.42% at the time of extinguishment. QCR Holdings Capital Trust IV was dissolved after the extinguishment.

Also in January 2016, the Company executed balance sheet restructuring strategies at QCBT and CRBT, which included the repayment of $10.0 million of wholesale structured repurchase agreements and $10.0 million of FHLB advances with a combined weighted average interest rate of 3.92%. As a result of this restructuring, the Company incurred $1.3 million (pre-tax) in losses on debt extinguishment that will be included in the statements of income for the first quarter of 2016. The weighted average duration of this combined debt was 2.17 years, with $10.0 million maturing in 2017 and $10.0 maturing in 2018. This funding was replaced with short-term borrowings at an average interest rate of 0.50%.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) promulgated under the Exchange Act) as of December 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was: (1) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures; and (2) recorded, processed, summarized and reported as and when required.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2015. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

RSM US LLP, the Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015, which is included on the following pages of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

QCR Holdings, Inc.

We have audited QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. QCR Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, QCR Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion.

Davenport, Iowa

March 11, 2016

Changes in Internal Control Over Financial Reporting. There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. On May 14, 2013, COSO issued an updated version of its Internal Control – Integrated Framework (“2013 Framework”). Originally issued in 1992 (“1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remained effective during the transition, which extended to December 15, 2014, after which time COSO considered it as superseded by the 2013 Framework. The Company transitioned to the 2013 Framework as of December 31, 2014.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

The table below sets forth the following information as of December 31, 2015 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	The number of securities to be issued upon the exercise of outstanding options, warrants, and rights;
(b)	The weighted-average exercise price of such outstanding options, warrants, and rights; and
(c)	Other than securities to be issued upon the exercise of such outstanding options, warrants, and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	628,230	$13.92	295,705	(1)

Equity compensation plans not approved by stockholders	-	-	-

Total	628,230	$13.92	295,705	(1)

(1)	Includes 206,632 shares available under the QCR Holdings, Inc. Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management and Directors” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Proposal 4: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

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

3.2	Bylaws of QCR Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K dated November 20, 2015).

4.1

Amended and Restated Rights Agreement between QCR Holdings, Inc. and Quad City Bank and Trust Company dated May 8, 2013 (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed May 8, 2013).

4.2

First Amendment to Amended and Restated Rights Agreement between QCR Holdings, Inc. and Quad City Bank and Trust Company dated February 11, 2016 (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed on February 18, 2016).

4.3

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

10.11

Amended and Restated Executive Deferred Compensation Plan Participation Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 19, 2013 (filed as an exhibit to the 10-K filed on March 12, 2015).

10.12

Amended and Restated Executive Deferred Compensation Plan Participation Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 19, 2013 (filed as an exhibit to the 10-K filed on March 12, 2015).

10.13

Amended and Restated Executive Deferred Compensation Plan Participation Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 19, 2013 (filed as an exhibit to the 10-K filed on March 12, 2015).

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

10.16

First Amendment to the Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 29, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated December 31, 2015).

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

10.23	QCR Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A dated March 20, 2013).

10.24	Form of Participation Agreement under the QCR Holdings, Inc. Executive Deferred Compensation Plan (filed as an exhibit to the 10-K filed on March 12, 2015).

10.25	Employment Agreement between Quad City Bank and Trust Company and John Anderson dated October 30, 2009 (filed as an exhibit to the 10-K filed on March 12, 2015).

10.26	First Amendment to the Employment Agreement between Quad City Bank and Trust Company and John Anderson dated December 18, 2012 (filed as an exhibit to the 10-K filed on March 12, 2015).

10.27	Employment Agreement between Rockford Bank and Trust Company and Thomas Budd dated December 30, 2008 (filed as an exhibit to the 10-K filed on March 12, 2015).

10.28	First Amendment to the Employment Agreement between Rockford Bank and Trust Company and Thomas Budd dated December 30, 2008 (filed as an exhibit to the 10-K filed on March 12, 2015).

10.29	Employment Agreement between QCR Holdings, Inc. and Cathie Whiteside dated August 27, 2007 (filed as an exhibit to the 10-K filed on March 12, 2015).

10.30	First Amendment to the Employment Agreement between QCR Holdings, Inc. and Cathie Whiteside dated December 28, 2008 (filed as an exhibit to the 10-K filed on March 12, 2015).

10.31	Underwriting Agreement, dated May 7, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed on August 7, 2015).

21.1	Subsidiaries of QCR Holdings, Inc. (exhibit is being filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm — RSM US LLP (exhibit is being filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (exhibit is being filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (exhibit is being filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

101	Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, December 31, 2014, and December 31, 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; and (vi) Notes to Consolidated Financial Statements.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.

Dated: March 11, 2016	By:	/s/ Douglas M. Hultquist
Douglas M. Hultquist
President and Chief Executive Officer

Dated: March 11, 2016	By:	/s/ Todd A. Gipple
Todd A. Gipple
Executive Vice President, Chief Operating Officer and
Chief Financial Officer

Dated: March 11, 2016	By:	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin
Vice President, Controller & Director of Financial
Reporting
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Brownson	Chairman of the Board of Directors	March 11, 2016
James J. Brownson

/s/ Douglas M. Hultquist	President, Chief Executive	March 11, 2016
Douglas M. Hultquist	Officer and Director

/s/ Patrick S. Baird	Director	March 11, 2016
Patrick S. Baird

/s/ John Paul E. Besong	Director	March 11, 2016
John Paul E. Besong

/s/ Lindsay Y. Corby	Director	March 11, 2016
Lindsay Y. Corby

/s/ Todd A. Gipple	Executive Vice President, Chief	March 11, 2016
Todd A. Gipple	Operating Officer, Chief Financial
Officer and Director

/s/ Larry J. Helling	Director	March 11, 2016
Larry J. Helling

/s/ Mark C. Kilmer	Director	March 11, 2016
Mark C. Kilmer

/s/ Linda K. Neuman	Director	March 11, 2016
Linda K. Neuman

/s/ Michael L. Peterson	Director	March 11, 2016
Michael L. Peterson

/s/ Ronald G. Peterson	Director	March 11, 2016
Ronald G. Peterson

/s/ George T. Ralph III	Director	March 11, 2016
George T. Ralph III

/s/ Donna J. Sorensen, J.D.	Director	March 11, 2016
Donna J. Sorensen, J.D.

/s/ Marie Z. Ziegler	Director	March 11, 2016
Marie Z. Ziegler

Appendix A

SUPERVISION AND REGULATION

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Superintendent, the Illinois DFPR, the Federal Reserve, the FDIC and the CFPB. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the Treasury have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and its subsidiary banks, and the nature and extent of future legislative, regulatory or other changes affecting FDIC-insured institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. In the last several years, the Company and the Bank have experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Act. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time, and the reforms have caused the Company’s compliance and risk management processes, and the costs thereof, to increase.

This supervisory and regulatory framework subjects FDIC-insured institutions and their holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its subsidiaries, beginning with a discussion of the continuing regulatory emphasis on capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. Although capital has historically been one of the key measures of the financial health of banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banking organizations, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated that the Federal Reserve establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that were considered Tier 1 Capital for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as Tier 1 Capital but the Company has to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

The capital standards for the Company and the Banks changed on January 1, 2015 to add the requirements of Basel III, discussed below. The minimum capital standards effective prior to and including December 31, 2014 are:

●

A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted average quarterly assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

●	A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.

For these purposes, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and each Bank’s allowance for loan losses, subject to a limitation of 1.25% of risk-weighted assets. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations are balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% are applied.

The Basel International Capital Accords. The risk-based capital guidelines described above are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more).  On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Because of Dodd-Frank Act requirements, Basel III essentially layers a new set of capital standards on the previously existing Basel I standards.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion which are not publically traded companies).

The Basel III Rule not only increased most of the required minimum capital ratios effective January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital do not qualify, or their qualifications will change. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking organization’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios beginning January 1, 2015, as follows:

●	A new ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;

●	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;

●	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

●	A minimum leverage ratio of Tier 1 Capital to total adjusted quarterly average assets equal to 4% in all circumstances.

Not only did the capital requirements change but the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios changed as well. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commenced on January 1, 2016 and extend until 2019.

Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized” under the Prompt Corrective Action rules discussed below. Bank regulatory agencies uniformly encourage banking organizations to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for such organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Moreover, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the Federal Reserve, in order to be well-capitalized, a banking organization must maintain:

●	A new Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

●	A minimum ratio of Tier 1 Capital to total risk-weighted assets of 8% (6% under Basel I);

●	A minimum ratio of Total Capital to total risk-weighted assets of 10% (the same as Basel I); and

●	A leverage ratio of Tier 1 Capital to total adjusted quarterly average assets of 5% or greater.

In addition, banking organizations that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking organizations maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to:

●	7% for Common Equity Tier 1,

●	8.5% for Tier 1 Capital and

●	10.5% for Total Capital.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer.

As of December 13, 2015: (i) none of the Banks was subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; and (ii) each Bank was “well-capitalized,” as defined by Federal Reserve regulations. As of December 13, 2015, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.

Prompt Corrective Action. An FDIC-insured institution’s capital plays an important role in connection with regulatory enforcement as well. This regime applies to FDIC-insured institutions, not holding companies, and provides escalating powers to bank regulatory agencies as a bank’s capital diminishes. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring dismissal of senior executive officers or directors; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Regulation and Supervision of the Company

General. The Company, as the sole stockholder of the Banks, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

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

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as impacted by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Small Business Lending Fund and CPP Redemption. Under the Small Business Jobs Act of 2010, the Treasury established a SBLF, a $30 billion fund that encouraged lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Company applied for the SBLF program, was accepted, and on September 15, 2011, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Treasury, pursuant to which it issued and sold to the Treasury 40,090 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for aggregate proceeds of $40,090,000. On the same date, the Company redeemed from the Treasury the Preferred Stock issued under the CPP. As a result of its redemption of the Treasury’s Preferred Stock, the Company was no longer subject to the limits on executive compensation and other restrictions stipulated under the CPP. The Company also repurchased the warrant issued to the Treasury in November of 2011 for an aggregate purchase price of $1.1 million.

On June 30, 2014, the Company redeemed the remaining 14,867 shares of the Series F Preferred Stock from the Treasury for an aggregate redemption amount of $14,823,922, plus unpaid dividends to the date of redemption of $373,869. Previously, on June 29, 2012, the Company redeemed 10,223 shares of Series F Preferred Stock and on March 31, 2014, the Company redeemed an additional 15,000 shares.

Dividend Payments. The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the DGCL, which allow the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

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

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Exchange Act. Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Supervision and Regulation of the Banks

General. The Company owns three subsidiary banks: QCBT and CRBT are chartered under Iowa law (collectively, the “Iowa Banks”) and RB&T is chartered under Illinois law. The deposit accounts of the Banks are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations. The Banks are also members of the Federal Reserve System (“member banks”).

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

Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.   For deposit insurance assessment purposes, an FDIC-insured institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. The assessment base is calculated using average consolidated total assets minus average tangible equity. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking.

Amendments to the Federal Deposit Insurance Act revised the assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated to be its average consolidated total assets less its average tangible equity. This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions. In lieu of dividends, the FDIC has adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15%, 2%, and 2.5%. As a consequence, premiums will decrease once the 1.15% threshold is exceeded. The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act also permanently established the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor.

FICO Assessments.   In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay FICO assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2015 was 0.60 basis points (60 cents per $100 dollars of assessable deposits).

Supervisory Assessments. Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 13, 2015, the Iowa Banks paid supervisory assessments to the Iowa Superintendent totaling $179,567 and RB&T paid supervisory assessments to the DFPR totaling $47,651.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also included a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banking organizations to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

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

Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators, and began recommending portfolio stress testing as a sound risk management practice for community banks. Although stress tests are not officially required for banks with less than $10 billion in assets, they have become part of annual regulatory exams even for banks small enough to be officially exempted from the process. The bank regulatory agencies now recommend stress testing as means to identify and quantify loan portfolio risk and the Banks have begun the process.

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

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 13, 2015. Notwithstanding the availability of funds for dividends, however, the Federal Reserve, DFPR and Iowa Superintendent may prohibit the payment of dividends by one of the Banks if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each FDIC-insured institution is responsible for establishing its own procedures to achieve those goals. If an FDIC-insured institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution’s primary federal regulator may require the FDIC-insured institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the FDIC-insured institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the FDIC-insured institution pays on deposits or require the FDIC-insured institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. Each Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2016: the first $15.2 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.2 million to $110.2 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $110.2 million, the reserve requirement is 3% up to $110.2 million plus 10% of the aggregate amount of total transaction accounts in excess of $110.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

Federal Home Loan Bank System. The Banks are each a member of the FHLB, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

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

Anti-Money Laundering. The USA Patriot Act, along with AML-BSA, are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The laws mandate financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification and ongoing due diligence programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation among FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. Based on their respective loan portfolios, none of the Banks exceeds these guidelines.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standard. The Banks do not currently expect the CFPB’s rules to have a significant impact on their respective operations, except for higher compliance costs.

Appendix B

Guide 3 Information

The following tables and schedules show selected comparative financial information required by the SEC Securities Act Guide 3, regarding the business of the Company for the periods shown.

I. Distribution of Assets, Liabilities and Stockholders Equity; Interest Rates and Interest Differential

A. and B. Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2015.

C. Analysis of Changes of Interest Income/Interest Expense

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2015.

II. Investment Portfolio

A. Investment Securities

The following tables present the amortized cost and fair value of investment securities as of

December 31, 2015, 2014, and 2013

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)

December 31, 2015

Securities held to maturity:
Municipal securities	$252,624	$3,190	$(1,173)	$254,641
Other bonds	1,050	-	-	1,050

Totals	$253,674	$3,190	$(1,173)	$255,691

Securities available for sale:
U.S. gov't.sponsored agency securities	$216,282	$105	$(2,850)	$213,537
Residential mortgage-backed and related securities	81,442	511	(1,283)	80,670
Municipal securities	26,765	873	(59)	27,579
Other securities	1,108	541	-	1,649

Totals	$325,597	$2,030	$(4,192)	$323,435

December 31, 2014

Securities held to maturity:
Municipal securities	$198,830	$2,420	$(1,186)	$200,064
Other bonds	1,050	-	-	1,050

Totals	$199,880	$2,420	$(1,186)	$201,114

Securities available for sale:
U.S. gov't.sponsored agency securities	$312,960	$174	$(5,264)	$307,870
Residential mortgage-backed and related securities	110,456	1,508	(541)	111,423
Municipal securities	29,409	1,053	(62)	30,400
Other securities	1,342	626	(1)	1,967

Totals	$454,167	$3,361	$(5,868)	$451,660

December 31, 2013

Securities held to maturity:
Municipal securities	$144,402	$300	$(7,112)	$137,590
Other bonds	1,050	-	-	1,050

Totals	$145,452	$300	$(7,112)	$138,640

Securities available for sale:
U.S. gov't.sponsored agency securities	$376,574	$42	$(20,143)	$356,473
Residential mortgage-backed and related securities	160,110	1,153	(3,834)	157,429
Municipal securities	35,814	923	(778)	35,959
Other securities	1,372	525	-	1,897

Totals	$573,870	$2,643	$(24,755)	$551,758

NOTE: Stock of the Federal Home Loan Bank and Federal Reserve Bank are NOT included in the above. The Company carries these investments within restricted investment securities on the consolidated balance sheets. Following is a summary of the carrying value of all of the Company's restricted investment securities as of December 31, 2015, 2014, and 2013:

	As of December 31,
	2015	2014	2013
	(dollars in thousands)

Federal Home Loan Bank	$9,136	$11,279	$12,344
Federal Reserve Bank	5,646	4,227	4,630
Other	54	54	54
Totals	$14,836	$15,560	$17,028

B. Investment Securities, Maturities, and Yields

The following table presents the maturity of securities held on December 31, 2015 and the weighted average stated coupon rates by range of maturity:

		Weighted
	Amortized	Average
	Cost	Yield
	(dollars in thousands)

U.S. gov't.sponsored agency securities:
Within 1 year	$1,004	1.19%
After 1 but within 5 years	110,288	1.56%
After 5 but within 10 years	98,962	2.21%
After 10 years	6,028	3.30%

Total	$216,282	1.90%

Residential mortgage-backed and related securities:
After 5 but within 10 years	15,400	3.55%
After 10 years	66,042	3.11%

Total	$81,442	3.19%

Municipal securities:
Within 1 year	$4,656	2.78%
After 1 but within 5 years	30,224	2.89%
After 5 but within 10 years	66,168	3.04%
After 10 years	178,340	3.67%

Total	$279,388	3.42%

Other bonds:
After 1 but within 5 years	$550	2.81%
After 5 but within 10 years	500	4.39%

Total	$1,050	3.56%

Other securities with no maturity or stated face rate	$1,108

NOTE: Yields above are NOT computed on a tax equivalent basis.

C. As of December 31, 2015, there were no securities with aggregate book value and market value purchased from a single issuer (as defined by Section 2(4) of the Securities Act of 1933) that exceeded 10% of stockholders' equity.

III. Loan/Lease Portfolio

A. Types of Loans/Leases

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2015.

B. Maturities and Sensitivities of Loans/Leases to Changes in Interest Rates

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2015.

C. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans/Leases

The gross interest income that would have been recorded if nonaccrual loans/leases and performing troubled debt restructurings had been current in accordance with their original terms was $493,104 and $13,081 respectively, for the year ended December 31, 2015. The amount of interest collected on nonaccrual loans/leases and performing troubled debt restructurings that was included in interest income was none and $38,676, respectively, for the year ended December 31, 2015.

The remaining information requested is disclosed in MD&A section of the the Company's Form 10-K for the fiscal year ended December 31, 2015.

2. Potential Problem Loans/Leases.

To management's best knowledge, there are no such significant loans/leases that have not been disclosed in the table presented in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2015.

3. Foreign Outstandings. None.

4. Loan/Lease Concentrations.

As of December 31, 2015, there was a single concentration of loans/leases exceeding 10% of total loans/leases, which is not otherwise disclosed in Item III. A. That concentration is Lessors of Non-Residential Buildings & Dwellings at 17%.

D. Other Interest-Bearing Assets

As of December 31, 2015, there are no interest-bearing assets required to be disclosed in this Appendix.

IV. Summary of Loan/Lease Loss Experience

A. Analysis of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2015.

B. Allocation of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2015.

V. Deposits.

The average amount of and average rate paid for the categories of deposits for the years ended December 31, 2015, 2014, and 2013 are included in the consolidated average balance sheets and can be found in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2015.

The Company has no deposits by foreign depositors in domestic offices as of December 31, 2015.

Included in interest bearing deposits at December 31, 2015, were certificates of deposit totaling $297,059,000 that were $100,000 or greater. Maturities of these certificates were as follows:

December 31,
2015
(dollars in thousands)

One to three months	$91,395
Three to six months	69,736
Six to twelve months	64,314
Over twelve months	71,614

Total certificates of deposit
greater than or equal to $100,000	$297,059

VI. Return on Equity and Assets.

The following tables present the return on assets and equity and the equity to assets ratio of the Company:

	Years ended
	December 31,
	2015	2014	2013
	(dollars in thousands)

Average total assets	$2,549,921	$2,453,678	$2,330,604
Average equity	192,489	142,734	145,906
Net income attributable to QCR Holdings, Inc.	16,928	14,953	14,938
Return on average assets	0.66%	0.61%	0.64%
Return on average common equity	8.79%	10.49%	11.48%
Return on average total equity	8.79%	10.48%	10.24%
Dividend payout ratio	4.88%	4.57%	3.76%
Average equity to average assets ratio	7.55%	5.82%	6.26%

VII. Short Term Borrowings.

The following tables present the information requested on short-term borrowings of the Company:

Short-term borrowings as of December 31, 2015, 2014, and 2013 are summarized as follows:

	2015	2014	2013
		(dollars in thousands)
Overnight repurchase agreements with customers	$73,873	$137,252	$98,823
Federal funds purchased	70,790	131,100	50,470
	$144,663	$268,352	$149,293

Information	concerning overnight repurchase agreements with customers is summarized as follows:

	2015	2014	2013
		(dollars in thousands)
Average daily balance during the period	$121,186	$128,818	$123,543
Average daily interest rate during the period	0.11%	0.12%	0.12%
Maximum month-end balance during the period	$159,407	$147,624	$146,075
Weighted average rate as of end of period	0.11%	0.11%	0.16%

Securities underlying the agreements as of end of period:
Carrying value	$95,389	$165,360	$143,262
Fair value	95,389	165,360	143,262

Information	concerning federal funds purchased is summarized as follows:

	2015	2014	2013
		(dollars in thousands)
Average daily balance during the period	$32,826	$33,877	$41,157
Average daily interest rate during the period	0.41%	0.40%	0.40%
Maximum month-end balance during the period	$126,220	$131,100	$95,380
Weighted average rate as of end of period	0.57%	0.51%	0.25%