Form 10-Q
period 2016-03-31
QCR HOLDINGS INC
filed 2016-05-06
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

                                                                                                                                                                                                                          Yes      [   ]            No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 2, 2016, the Registrant had outstanding 11,823,268 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page Number(s)
Part 1 FINANCIAL INFORMATION

Item 1 Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets As of March 31, 2016 and December 31, 2015	3

Consolidated Statements of Income For the Three Months Ended March 31, 2016 and 2015	4

Consolidated Statements of Comprehensive Income For the Three Months Ended March 31, 2016 and 2015	5

Consolidated Statements of Changes in Stockholders' Equity For the Three Months Ended March 31, 2016 and 2015	6

Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2016 and 2015	7

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies	9

Note 2. Investment Securities	11

Note 3. Loans/Leases Receivable	16

Note 4. Borrowings	26

Note 5. Earnings Per Share	26

Note 6. Fair Value	26

Note 7. Business Segment Information	30

Note 8. Regulatory Capital Requirements	31

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction	33

General	33

Executive Overview	33

Long-Term Financial Goals	35

Strategic Developments	36

GAAP to Non-GAAP Reconciliations	38

Net Interest Income (Tax Equivalent Basis)	40

Critical Accounting Policies	43

Results of Operations

Interest Income	44

Interest Expense	44

Provision for Loan/Lease Losses	45

Noninterest Income	45

Noninterest Expense	48

Income Taxes	49

Financial Condition	50

Investment Securities	50

Loans/Leases	52

Allowance for Estimated Losses on Loans/Leases	54

Nonperforming Assets	56

Deposits	57

Borrowings	57

Stockholders' Equity	59

Liquidity and Capital Resources	59

Special Note Concerning Forward-Looking Statements	62

Item 3 Quantitative and Qualitative Disclosures About Market Risk	63

Item 4 Controls and Procedures	65

Part II OTHER INFORMATION

Item 1 Legal Proceedings	66

Item 1A Risk Factors	66

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3 Defaults upon Senior Securities	66

Item 4 Mine Safety Disclosures	66

Item 5 Other Information	66

Item 6 Exhibits	67

Signatures	68

Throughout the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, we use certain acronyms and abbreviations, as defined in Note 1.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 31, 2016 and December 31, 2015

	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$44,930,836	$41,742,321
Federal funds sold	15,740,000	19,850,000
Interest-bearing deposits at financial institutions	41,489,171	36,313,965

Securities held to maturity, at amortized cost	261,129,586	253,674,159
Securities available for sale, at fair value	276,187,867	323,434,982
Total securities	537,317,453	577,109,141

Loans receivable held for sale	765,385	565,850
Loans/leases receivable held for investment	1,873,058,231	1,797,456,825
Gross loans/leases receivable	1,873,823,616	1,798,022,675
Less allowance for estimated losses on loans/leases	(27,395,442)	(26,140,906)
Net loans/leases receivable	1,846,428,174	1,771,881,769

Bank-owned life insurance	55,879,264	55,485,655
Premises and equipment, net	38,142,454	37,350,352
Restricted investment securities	15,321,175	14,835,925
Other real estate owned, net	6,680,283	7,150,658
Goodwill	3,222,688	3,222,688
Core deposit intangible	1,421,531	1,471,409
Other assets	34,100,225	26,784,392
Total assets	$2,640,673,254	$2,593,198,275

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$641,858,800	$615,292,211
Interest-bearing	1,347,714,289	1,265,373,973
Total deposits	1,989,573,089	1,880,666,184

Short-term borrowings	64,022,811	144,662,716
Federal Home Loan Bank advances	150,500,000	151,000,000
Other borrowings	100,000,000	110,000,000
Junior subordinated debentures	33,378,402	38,499,052
Other liabilities	68,056,233	42,484,573
Total liabilities	2,405,530,535	2,367,312,525

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000	-	-
March 2016 and December 2015 - No shares issued or outstanding
Common stock, $1 par value; shares authorized 20,000,000	11,814,911	11,761,083
March 2016 - 11,814,911 shares issued and outstanding
December 2015 - 11,761,083 shares issued and outstanding
Additional paid-in capital	124,057,965	123,282,851
Retained earnings	98,868,261	92,965,645
Accumulated other comprehensive income (loss):
Securities available for sale	1,455,351	(1,324,408)
Interest rate cap derivatives	(1,053,769)	(799,421)
Total stockholders' equity	235,142,719	225,885,750
Total liabilities and stockholders' equity	$2,640,673,254	$2,593,198,275

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended March 31,

	2016	2015
Interest and dividend income:
Loans/leases, including fees	$19,700,370	$18,004,519
Securities:
Taxable	1,356,203	1,942,765
Nontaxable	2,242,015	1,730,568
Interest-bearing deposits at financial institutions	60,317	77,054
Restricted investment securities	130,564	142,318
Federal funds sold	12,590	4,506
Total interest and dividend income	23,502,059	21,901,730

Interest expense:
Deposits	1,289,798	1,072,445
Short-term borrowings	43,066	64,025
Federal Home Loan Bank advances	441,704	1,443,715
Other borrowings	825,083	1,231,886
Junior subordinated debentures	304,886	307,442
Total interest expense	2,904,537	4,119,513

Net interest income	20,597,522	17,782,217

Provision for loan/lease losses	2,072,985	1,710,456
Net interest income after provision for loan/lease losses	18,524,537	16,071,761

Noninterest income:
Trust department fees	1,575,907	1,633,395
Investment advisory and management fees	658,385	710,043
Deposit service fees	931,079	901,356
Gains on sales of residential real estate loans, net	60,386	86,140
Gains on sales of government guaranteed portions of loans, net	878,528	70,973
Swap fee income	856,958	726,207
Securities gains, net	358,480	421,066
Earnings on bank-owned life insurance	393,609	478,739
Debit card fees	307,651	238,000
Correspondent banking fees	302,130	319,621
Participation service fees on commercial loan participations	210,709	221,949
Fee income from early termination of leases	11,750	84,839
Credit card issuing fees	136,655	134,160
Other	140,246	195,290
Total noninterest income	6,822,473	6,221,778

Noninterest expense:
Salaries and employee benefits	10,800,907	11,034,452
Occupancy and equipment expense	1,826,988	1,794,171
Professional and data processing fees	1,447,413	1,470,517
FDIC insurance, other insurance and regulatory fees	634,365	719,057
Loan/lease expense	162,819	302,924
Net cost of operations of other real estate	102,183	76,851
Advertising and marketing	386,259	418,237
Postage and communications	217,090	248,956
Stationery and supplies	164,871	142,555
Bank service charges	415,931	337,458
Losses on debt extinguishment, net	83,197	-
Correspondent banking expense	176,989	175,703
Other	535,486	483,280
Total noninterest expense	16,954,498	17,204,161

Net income before income taxes	8,392,512	5,089,378
Federal and state income tax expense	2,019,023	911,489

Net income	$6,373,489	$4,177,889

Basic earnings per common share	$0.54	$0.52
Diluted earnings per common share	$0.53	$0.52

Weighted average common shares outstanding	11,793,620	7,975,910
Weighted average common and common equivalent shares outstanding	11,953,949	8,097,444

Cash dividends declared per common share	$0.04	$-

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
Net income	$6,373,489	$4,177,889

Other comprehensive income:

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	4,863,718	4,402,337
Less reclassification adjustment for gains included in net income before tax	358,480	421,066
	4,505,238	3,981,271
Unrealized losses on interest rate cap derivatives:
Unrealized holding losses arising during the period before tax	(405,373)	(372,384)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	15,438	901
	(420,811)	(373,285)

Other comprehensive income, before tax	4,084,427	3,607,986
Tax expense	1,559,016	1,387,121
Other comprehensive income, net of tax	2,525,411	2,220,865

Comprehensive income attributable to QCR Holdings, Inc.	$8,898,900	$6,398,754

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three Months Ended March 31, 2016 and 2015

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2015	$11,761,083	$123,282,851	$92,965,645	$(2,123,829)	$-	$225,885,750
Net income	-	-	6,373,489	-	-	6,373,489
Other comprehensive income, net of tax	-	-	-	2,525,411	-	2,525,411
Common cash dividends declared, $0.04 per share	-	-	(470,873)	-	-	(470,873)
Proceeds from issuance of 5,054 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	5,054	94,560	-	-	-	99,614
Proceeds from issuance of 30,331 shares of common stock as a result of stock options exercised	30,331	382,639	-	-	-	412,970
Stock compensation expense	-	382,761				382,761
Tax benefit of nonqualified stock options exercised	-	22,508	-	-	-	22,508
Restricted stock awards	22,382	(22,382)	-	-	-	-
Exchange of 3,939 shares of common stock in connection with restricted stock vested, net	(3,939)	(84,972)	-	-	-	(88,911)
Balance March 31, 2016	$11,814,911	$124,057,965	$98,868,261	$401,582	$-	$235,142,719

	Common Stock	Paid-In Capital	Additional Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance December 31, 2014	$8,074,443	$61,668,968	$77,876,824	$(1,935,216)	$(1,606,510)	$144,078,509
Net income	-	-	4,177,889	-	-	4,177,889
Other comprehensive income, net of tax	-	-	-	2,220,865	-	2,220,865
Proceeds from issuance of 5,679 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	5,679	82,641	-	-	-	88,320
Proceeds from issuance of 9,688 shares of common stock as a result of stock options exercised	9,688	94,728	-	-	-	104,416
Stock compensation expense	-	367,775	-	-	-	367,775
Tax benefit of nonqualified stock options exercised	-	15,651	-	-	-	15,651
Restricted stock awards	26,502	(26,502)	-	-	-	-
Exchange of 3,272 shares of common stock in connection with restricted stock vested, net	(3,272)	(54,188)	-	-	-	(57,460)
Balance March 31, 2015	$8,113,040	$62,149,073	$82,054,713	$285,649	$(1,606,510)	$150,995,965

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,373,489	$4,177,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	766,069	745,268
Provision for loan/lease losses	2,072,985	1,710,456
Stock-based compensation expense	382,761	367,775
Deferred compensation expense accrued	318,796	437,600
Losses (gains) on other real estate owned, net	(7,740)	28,953
Amortization of premiums on securities, net	294,286	214,427
Securities gains, net	(358,480)	(421,066)
Loans originated for sale	(18,901,618)	(6,647,937)
Proceeds on sales of loans	19,640,997	6,569,050
Gains on sales of residential real estate loans	(60,386)	(86,140)
Gains on sales of government guaranteed portions of loans	(878,528)	(70,973)
Losses on debt extinguishment, net	83,197	-
Amortization of core deposit intangible	49,878	49,878
Accretion of acquisition fair value adjustments, net	(44,169)	(178,380)
Increase in cash value of bank-owned life insurance	(393,609)	(478,739)
Decrease (increase) in other assets	(9,295,660)	486,879
Increase (decrease) in other liabilities	5,079,831	(1,840,279)
Net cash provided by operating activities	$5,122,099	$5,064,661

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	4,110,000	32,745,000
Net decrease (increase) in interest-bearing deposits at financial institutions	(5,175,206)	18,215,699
Proceeds from sales of other real estate owned	494,115	331,151
Activity in securities portfolio:
Purchases	(45,070,780)	(124,568,138)
Calls, maturities and redemptions	47,573,001	83,794,967
Paydowns	6,428,508	4,073,422
Sales	55,526,851	54,971,056
Activity in restricted investment securities:
Purchases	(485,250)	(146,300)
Redemptions	-	3,800
Net increase in loans/leases originated and held for investment	(76,346,066)	(25,689,344)
Purchase of premises and equipment	(1,558,171)	(3,197,547)
Net cash provided by (used in) investing activities	$(14,502,998)	$40,533,766

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	108,903,515	54,603,339
Net decrease in short-term borrowings	(80,639,905)	(85,015,951)
Activity in Federal Home Loan Bank advances:
Term advances	-	5,000,000
Maturities	(7,000,000)	(5,000,000)
Net change in short-term and overnight advances	16,500,000	(7,000,000)
Prepayments	(10,524,197)	-
Activity in other borrowings:
Maturities and scheduled principal payments	-	(1,175,000)
Prepayments	(10,759,000)	-
Retirement of junior subordinated debentures	(3,955,000)	-
Payment of cash dividends on common stock	(468,583)	(315,955)
Proceeds from issuance of common stock, net	512,584	208,387
Net cash provided by (used in) financing activities	$12,569,414	$(38,695,180)

Net increase in cash and due from banks	3,188,515	6,903,247
Cash and due from banks, beginning	41,742,321	38,235,019
Cash and due from banks, ending	$44,930,836	$45,138,266

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Three Months Ended March 31, 2016 and 2015

	2016	2015
Supplemental disclosure of cash flow information, cash payments for:
Interest	$2,944,839	$4,103,459

Income/franchise taxes	$2,464,300	$1,618,064

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	$2,525,411	$2,220,865

Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	$(88,911)	$(57,460)

Tax benefit of nonqualified stock options exercised	$22,508	$15,651

Transfers of loans to other real estate owned	$16,000	$837,782

Due to broker for purchases of securities	$(20,104,340)	$-

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2016. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited consolidated financial statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results as of and for the three months ended March 31, 2016, are not necessarily indicative of the results expected for the year ending December 31, 2016.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	HTM: Held to maturity
AOCI: Accumulated other comprehensive income (loss)	m2: m2 Lease Funds, LLC
AFS: Available for sale	MD&A: Management's Discussion & Analysis
ASU: Accounting Standards Update	NIM: Net interest margin
BOLI: Bank-owned life insurance	NPA: Nonperforming asset
Caps: Interest rate cap derivatives	NPL: Nonperforming loan
Community National: Community National Bancorporation	OREO: Other real estate owned
CNB: Community National Bank	OTTI: Other-than-temporary impairment
CRBT: Cedar Rapids Bank & Trust Company	Provision: Provision for loan/lease losses
CRE: Commercial real estate	QCBT: Quad City Bank & Trust Company
C&I: Commercial and industrial	RB&T: Rockford Bank & Trust Company
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	ROAA: Return on Average Assets
Consumer Protection Act	SBA: U.S. Small Business Administration
EPS: Earnings per share	SEC: Securities and Exchange Commission
Exchange Act: Securities Exchange Act of 1934, as amended	TA: Tangible assets
FASB: Financial Accounting Standards Board	TCE: Tangible common equity
FDIC: Federal Deposit Insurance Corporation	TDRs: Troubled debt restructurings
FHLB: Federal Home Loan Bank	The Company: QCR Holdings, Inc.
FRB: Federal Reserve Bank of Chicago	USDA: U.S. Department of Agriculture
GAAP: Generally Accepted Accounting Principles

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

In February 2015, FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. ASU 2015-02 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The ASU also reduces the number of consolidation models from four to two. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and adoption did not have a significant impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases. Under ASU 2016-02, lessees will be required to recognize a lease liability measured on a discounted basis and a right-of-use asset for all leases (with the exception of short-term leases). Lessor accounting is largely unchanged under ASU 2016-02. However, the definition of initial direct costs was updated to include only initial direct costs that are considered incremental. This change in definition will change the manner in which the Company recognizes the costs associated with originating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is in the process of analyzing the impact of adoption on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation. ASU 2016-09 aims to simplify the accounting for companies that issue share-based payment awards to their employees. Simplification includes the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows of share-based payment awards. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of analyzing the impact of adoption on the Company’s consolidated financial statements.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

FASB recently reached an updated decision on the effective date for its yet to be issued standard regarding measurement of credit losses on financial instruments. Under the standard it is expected that impairment of the Company’s loans/leases receivable will be measured using the current expected credit loss model, which will entail day-one recognition of life-of-asset expected losses. The standard is expected to be issued during 2016 and will be effective for the Company for the fiscal year beginning January 1, 2020. Management has not yet analyzed the impact of adoption.

Reclassifications: Certain amounts in the prior year’s consolidated financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of March 31, 2016 and December 31, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2016
Securities held to maturity:
Municipal securities	$260,079,586	$4,143,965	$(858,829)	$263,364,722
Other securities	1,050,000	-	-	1,050,000
	$261,129,586	$4,143,965	$(858,829)	$264,414,722

Securities available for sale:
U.S. govt. sponsored agency securities	$132,080,737	$786,623	$(125,538)	$132,741,822
Residential mortgage-backed and related securities	116,012,771	761,091	(321,488)	116,452,374
Municipal securities	24,113,773	839,125	(23,243)	24,929,655
Other securities	1,637,366	428,027	(1,377)	2,064,016
	$273,844,647	$2,814,866	$(471,646)	$276,187,867

December 31, 2015:
Securities held to maturity:
Municipal securities	$252,624,159	$3,190,558	$(1,173,432)	$254,641,285
Other securities	1,050,000	-	-	1,050,000
	$253,674,159	$3,190,558	$(1,173,432)	$255,691,285

Securities available for sale:
U.S. govt. sponsored agency securities	$216,281,416	$104,524	$(2,848,561)	$213,537,379
Residential mortgage-backed and related securities	81,442,479	511,095	(1,283,439)	80,670,135
Municipal securities	26,764,981	872,985	(59,378)	27,578,588
Other securities	1,108,124	540,919	(163)	1,648,880
	$325,597,000	$2,029,523	$(4,191,541)	$323,434,982

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2016 and December 31, 2015, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2016:
Securities held to maturity:
Municipal securities	$16,874,982	$(669,283)	$7,610,345	$(189,546)	$24,485,327	$(858,829)

Securities available for sale:
U.S. govt. sponsored agency securities	$24,512,886	$(76,931)	$4,946,100	$(48,607)	$29,458,986	$(125,538)
Residential mortgage-backed and related securities	18,687,105	(81,719)	29,708,984	(239,769)	48,396,089	(321,488)
Municipal securities	1,157,233	(2,185)	849,972	(21,058)	2,007,205	(23,243)
Other securities	498,623	(1,377)	-	-	498,623	(1,377)
	$44,855,847	$(162,212)	$35,505,056	$(309,434)	$80,360,903	$(471,646)

December 31, 2015:
Securities held to maturity:
Municipal securities	$14,803,408	$(294,438)	$19,927,581	$(878,994)	$34,730,989	$(1,173,432)

Securities available for sale:
U.S. govt. sponsored agency securities	$112,900,327	$(1,397,591)	$64,476,661	$(1,450,970)	$177,376,988	$(2,848,561)
Residential mortgage-backed and related securities	40,356,921	(730,466)	19,836,637	(552,973)	60,193,558	(1,283,439)
Municipal securities	2,220,800	(31,807)	848,329	(27,571)	3,069,129	(59,378)
Other securities	411	(163)	-	-	411	(163)
	$155,478,459	$(2,160,027)	$85,161,627	$(2,031,514)	$240,640,086	$(4,191,541)

At March 31, 2016, the investment portfolio included 465 securities. Of this number, 58 securities were in an unrealized loss position. The aggregate losses of these securities totaled less than 1% of the total amortized cost of the portfolio. Of these 58 securities, 21 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At March 31, 2016 and December 31, 2015, equity securities represented less than 1% of the total portfolio.

The Company did not recognize OTTI on any debt or equity securities for the three months ended March 31, 2016 and 2015.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities for the three months ended March 31, 2016 and 2015, respectively, were from securities identified as AFS. Information on proceeds received, as well as pre-tax gross gains and losses from sales on those securities are as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015

Proceeds from sales of securities	$55,526,851	$54,971,056
Pre-tax gross gains from sales of securities	515,515	573,684
Pre-tax gross losses from sales of securities	(157,035)	(152,618)

The amortized cost and fair value of securities as of March 31, 2016 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table. “Other securities” AFS are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$4,206,670	$4,213,609
Due after one year through five years	20,737,843	20,889,363
Due after five years	236,185,073	239,311,750
	$261,129,586	$264,414,722

Securities available for sale:
Due in one year or less	$1,884,460	$1,895,137
Due after one year through five years	68,198,829	69,027,450
Due after five years	86,111,221	86,748,890
	$156,194,510	$157,671,477
Residential mortgage-backed and related securities	116,012,771	116,452,374
Other securities	1,637,366	2,064,016
	$273,844,647	$276,187,867

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value
Securities held to maturity:
Municipal securities	$135,926,431	$137,921,557

Securities available for sale:
U.S. govt. sponsored agency securities	65,969,684	65,976,489
Municipal securities	15,335,099	15,728,025
	$81,304,783	$81,704,514

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of March 31, 2016, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 82 issuers with fair values totaling $72.7 million and revenue bonds issued by 95 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $215.6 million. The Company held investments in general obligation bonds in 19 states, including four states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in nine states, including four states in which the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuer’s state:

March 31, 2016:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	15	$19,974,438	$20,309,435	$1,353,962
Illinois	10	12,665,888	13,014,865	1,301,487
Missouri	12	7,393,378	7,488,699	624,058
North Dakota	6	16,403,026	16,616,824	2,769,471
Other	39	14,954,651	15,233,176	390,594
Total general obligation bonds	82	$71,391,381	$72,662,999	$886,134

December 31, 2015:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	15	$19,974,939	$20,247,108	$1,349,807
Illinois	9	10,928,700	11,264,348	1,251,594
North Dakota	5	10,890,000	11,050,235	2,210,047
Missouri	12	7,924,800	7,986,856	665,571
Other	41	16,965,393	17,229,485	420,231
Total general obligation bonds	82	$66,683,832	$67,778,032	$826,561

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuer’s state:

March 31, 2016:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	42	$76,260,706	$77,142,220	$1,836,720
Iowa	27	74,013,142	75,274,793	2,787,955
Indiana	17	39,342,789	39,675,326	2,333,843
Kansas	4	12,022,852	12,116,209	3,029,052
Other	5	11,162,489	11,422,830	2,284,566
Total revenue bonds	95	$212,801,978	$215,631,378	$2,269,804

December 31, 2015:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	41	$78,593,590	$79,015,378	$1,927,204
Iowa	26	70,773,660	71,659,410	2,756,131
Indiana	17	40,018,381	40,210,320	2,365,313
Kansas	3	11,748,679	11,821,055	3,940,352
Other	5	11,570,998	11,735,678	2,347,136
Total revenue bonds	92	$212,705,308	$214,441,841	$2,330,890

Both general obligation and revenue bonds are diversified across many issuers. As of March 31, 2016 and December 31, 2015, the Company did not hold general obligation or revenue bonds of any single issuer, the aggregate book or market value of which exceeded 4% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company’s municipal securities are owned by each of the three charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually, and as of March 31, 2016, all were well within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of total risk-based capital.

As of March 31, 2016, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of March 31, 2016 and December 31, 2015 is presented as follows:

	As of March 31, 2016	As of December 31, 2015

C&I loans	$682,056,782	$648,159,892
CRE loans
Owner-occupied CRE	261,730,899	252,523,164
Commercial construction, land development, and other land	37,970,546	49,083,844
Other non owner-occupied CRE	466,457,920	422,761,757
	766,159,365	724,368,765

Direct financing leases *	172,774,048	173,655,605
Residential real estate loans **	173,096,209	170,432,530
Installment and other consumer loans	71,842,268	73,669,493
	1,865,928,672	1,790,286,285
Plus deferred loan/lease origination costs, net of fees	7,894,944	7,736,390
	1,873,823,616	1,798,022,675
Less allowance	(27,395,442)	(26,140,906)
	$1,846,428,174	$1,771,881,769

* Direct financing leases:
Net minimum lease payments to be received	$194,005,721	$195,476,230
Estimated unguaranteed residual values of leased assets	1,131,634	1,165,706
Unearned lease/residual income	(22,363,307)	(22,986,331)
	172,774,048	173,655,605
Plus deferred lease origination costs, net of fees	6,493,124	6,594,582
	179,267,172	180,250,187
Less allowance	(3,287,230)	(3,395,088)
	$175,979,942	$176,855,099

*Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors, which is combined with management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider, which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three months ended March 31, 2016 and 2015.

**Includes residential real estate loans held for sale totaling $765,385 and $565,850 as of March 31, 2016, and December 31, 2015, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The aging of the loan/lease portfolio by classes of loans/leases as of March 31, 2016 and December 31, 2015 is presented as follows:

	As of March 31, 2016
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$674,901,078	$1,038,410	$469,292	$-	$5,648,002	$682,056,782
CRE
Owner-Occupied CRE	260,963,128	109,210	-	-	658,561	261,730,899
Commercial Construction, Land Development, and Other Land	37,779,180	-	-	-	191,366	37,970,546
Other Non Owner-Occupied CRE	464,239,777	898,733	212,884	-	1,106,526	466,457,920
Direct Financing Leases	169,792,466	977,630	207,496	-	1,796,456	172,774,048
Residential Real Estate	168,865,064	3,133,246	-	46,256	1,051,643	173,096,209
Installment and Other Consumer	70,864,000	645,537	12,776	162	319,793	71,842,268
	$1,847,404,693	$6,802,766	$902,448	$46,418	$10,772,347	$1,865,928,672

As a percentage of total loan/lease portfolio	99.01%	0.36%	0.05%	0.00%	0.58%	100.00%

	As of December 31, 2015
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$640,725,241	$1,636,860	$5,816	$-	$5,791,975	$648,159,892
CRE
Owner-Occupied CRE	251,612,752	182,949	-	-	727,463	252,523,164
Commercial Construction, Land Development, and Other Land	48,890,040	-	-	-	193,804	49,083,844
Other Non Owner-Occupied CRE	420,819,874	614,732	219,383	-	1,107,768	422,761,757
Direct Financing Leases	170,021,289	1,490,818	439,314	2,843	1,701,341	173,655,605
Residential Real Estate	166,415,118	2,800,589	200,080	-	1,016,743	170,432,530
Installment and Other Consumer	73,134,197	412,052	14,127	-	109,117	73,669,493
	$1,771,618,511	$7,138,000	$878,720	$2,843	$10,648,211	$1,790,286,285

As a percentage of total loan/lease portfolio	98.96%	0.40%	0.05%	0.00%	0.59%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NPLs by classes of loans/leases as of March 31, 2016 and December 31, 2015 are presented as follows:

	As of March 31, 2016
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Accruing TDRs	Total NPLs	Percentage of Total NPLs

C&I	$-	$5,648,002	$172,093	$5,820,095	48.60%
CRE
Owner-Occupied CRE	-	658,561	-	658,561	5.50%
Commercial Construction, Land Development, and Other Land	-	191,366	-	191,366	1.60%
Other Non Owner-Occupied CRE	-	1,106,526	-	1,106,526	9.24%
Direct Financing Leases	-	1,796,456	456,592	2,253,048	18.81%
Residential Real Estate	46,256	1,051,643	398,337	1,496,236	12.49%
Installment and Other Consumer	162	319,793	129,808	449,763	3.76%
	$46,418	$10,772,347	$1,156,830	$11,975,595	100.00%

*Nonaccrual loans/leases included $1,576,057 of TDRs, including $1,217,243 in C&I loans, $191,366 in CRE loans, $37,750 in direct financing leases, $115,671 in residential real estate loans, and $14,027 in installment loans.

	As of December 31, 2015
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases **	Accruing TDRs	Total NPLs	Percentage of Total NPLs

C&I	$-	$5,791,975	$173,087	$5,965,062	50.96%
CRE
Owner-Occupied CRE	-	727,463	-	$727,463	6.22%
Commercial Construction, Land Development, and Other Land	-	193,804	-	$193,804	1.66%
Other Non Owner-Occupied CRE	-	1,107,768	-	$1,107,768	9.46%
Direct Financing Leases	2,843	1,701,341	-	$1,704,184	14.56%
Residential Real Estate	-	1,016,743	402,044	$1,418,787	12.12%
Installment and Other Consumer	-	109,117	478,625	$587,742	5.02%
	$2,843	$10,648,211	$1,053,756	$11,704,810	100.00%

**Nonaccrual loans/leases included $1,533,657 of TDRs, including $1,164,423 in C&I loans, $193,804 in CRE loans, $42,098 in direct financing leases, $119,305 in residential real estate loans, and $14,027 in installment loans.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance by portfolio segment for the three months ended March 31, 2016 and 2015, respectively, are presented as follows:

	Three Months Ended March 31, 2016
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$10,484,080	$9,375,117	$3,395,088	$1,790,150	$1,096,471	$26,140,906
Provisions charged to expense	739,831	715,450	478,245	62,656	76,803	2,072,985
Loans/leases charged off	(243,566)	-	(600,938)	(16,184)	(7,596)	(868,284)
Recoveries on loans/leases previously charged off	11,634	-	14,836	-	23,365	49,835
Balance, ending	$10,991,979	$10,090,567	$3,287,231	$1,836,622	$1,189,043	$27,395,442

	Three Months Ended March 31, 2015
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$8,833,832	$8,353,386	$3,359,400	$1,525,952	$1,001,795	$23,074,365
Provisions charged to expense	388,641	835,894	403,452	71,802	10,667	1,710,456
Loans/leases charged off	(200,301)	(351,076)	(547,492)	-	(8,794)	(1,107,663)
Recoveries on loans/leases previously charged off	154,992	-	12,098	-	39,025	206,115
Balance, ending	$9,177,164	$8,838,204	$3,227,458	$1,597,754	$1,042,693	$23,883,273

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance by impairment evaluation and by portfolio segment as of March 31, 2016 and December 31, 2015 is presented as follows:

	As of March 31, 2016
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$2,168,454	$82,296	$483,193	$199,498	$246,413	$3,179,854
Allowance for nonimpaired loans/leases	8,823,525	10,008,271	2,804,038	1,637,124	942,630	24,215,588
	$10,991,979	$10,090,567	$3,287,231	$1,836,622	$1,189,043	$27,395,442

Impaired loans/leases	$5,178,446	$1,946,451	$2,253,046	$1,496,236	$449,600	$11,323,779
Nonimpaired loans/leases	676,878,336	764,212,914	170,521,002	171,599,973	71,392,668	1,854,604,893
	$682,056,782	$766,159,365	$172,774,048	$173,096,209	$71,842,268	$1,865,928,672

Allowance as a percentage of impaired loans/leases	41.87%	4.23%	21.45%	13.33%	54.81%	28.08%
Allowance as a percentage of nonimpaired loans/leases	1.30%	1.31%	1.64%	0.95%	1.32%	1.31%
Total allowance as a percentage of total loans/leases	1.61%	1.32%	1.90%	1.06%	1.66%	1.46%

	As of December 31, 2015
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$2,592,270	$76,934	$306,193	$185,801	$143,089	$3,304,287
Allowance for nonimpaired loans/leases	7,891,810	9,298,183	3,088,895	1,604,349	953,382	22,836,619
	$10,484,080	$9,375,117	$3,395,088	$1,790,150	$1,096,471	$26,140,906

Impaired loans/leases	$5,286,482	$2,029,035	$1,701,341	$1,418,787	$587,742	$11,023,387
Nonimpaired loans/leases	642,873,410	722,339,730	171,954,264	169,013,743	73,081,751	1,779,262,898
	$648,159,892	$724,368,765	$173,655,605	$170,432,530	$73,669,493	$1,790,286,285

Allowance as a percentage of impaired loans/leases	49.04%	3.79%	18.00%	13.10%	24.35%	29.98%
Allowance as a percentage of nonimpaired loans/leases	1.23%	1.29%	1.80%	0.95%	1.30%	1.28%
Total allowance as a percentage of total loans/leases	1.62%	1.29%	1.96%	1.05%	1.49%	1.45%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended March 31, 2016 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$286,508	$477,450	$-	$347,369	$1,824	$1,824
CRE
Owner-Occupied CRE	242,887	336,661	-	244,824	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	-	-	-
Other Non Owner-Occupied CRE	1,512,198	1,512,198	-	1,545,334	-	-
Direct Financing Leases	1,314,779	1,314,779	-	1,176,588	11,603	11,603
Residential Real Estate	585,186	624,387	-	585,981	1,038	1,038
Installment and Other Consumer	47,480	47,480	-	212,392	-	-
	$3,989,038	$4,312,955	$-	$4,112,488	$14,465	$14,465

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$4,891,938	$4,895,777	$2,168,454	$4,885,096	$-	$-
CRE
Owner-Occupied CRE	-	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	191,366	203,366	82,296	192,585	-	-
Other Non Owner-Occupied CRE	-	-	-	-	-	-
Direct Financing Leases	938,267	938,267	483,193	800,606	-	-
Residential Real Estate	911,050	946,628	199,498	871,531	1,958	1,958
Installment and Other Consumer	402,120	402,120	246,413	306,279	1,500	1,500
	$7,334,741	$7,386,158	$3,179,854	$7,056,097	$3,458	$3,458

Total Impaired Loans/Leases:
C&I	$5,178,446	$5,373,227	$2,168,454	$5,232,465	$1,824	$1,824
CRE
Owner-Occupied CRE	242,887	336,661	-	244,824	-	-
Commercial Construction, Land Development, and Other Land	191,366	203,366	82,296	192,585	-	-
Other Non Owner-Occupied CRE	1,512,198	1,512,198	-	1,545,334	-	-
Direct Financing Leases	2,253,046	2,253,046	483,193	1,977,194	11,603	11,603
Residential Real Estate	1,496,236	1,571,015	199,498	1,457,512	2,996	2,996
Installment and Other Consumer	449,600	449,600	246,413	518,671	1,500	1,500
	$11,323,779	$11,699,113	$3,179,854	$11,168,585	$17,923	$17,923

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended March 31, 2015 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$331,612	$425,636	$-	$1,352,320	$1,849	$1,849
CRE
Owner-Occupied CRE	173,131	269,354	-	189,621	-	-
Commercial Construction, Land Development, and Other Land	171,186	511,204	-	171,186	-	-
Other Non Owner-Occupied CRE	290,577	1,528,456	-	1,102,174	-	-
Direct Financing Leases	665,735	665,735	-	1,009,487	4,109	4,109
Residential Real Estate	981,608	1,017,186	-	1,089,298	483	483
Installment and Other Consumer	726,050	726,050	-	698,685	-	-
	$3,339,899	$5,143,621	$-	$5,612,771	$6,441	$6,441

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$4,969,554	$4,973,392	$2,513,023	$4,938,115	$-	$-
CRE
Owner-Occupied CRE	454,980	454,980	15,154	468,590	-	-
Commercial Construction, Land Development, and Other Land	197,225	209,225	46,570	197,526	-	-
Other Non Owner-Occupied CRE	4,208,602	4,655,235	767,113	4,335,446	-	-
Direct Financing Leases	457,463	457,463	283,485	380,548	-	-
Residential Real Estate	864,957	864,957	180,160	728,349	2,830	2,830
Installment and Other Consumer	611,096	611,096	267,430	552,663	2,260	2,260
	$11,763,877	$12,226,348	$4,072,935	$11,601,237	$5,090	$5,090

Total Impaired Loans/Leases:
C&I	$5,301,166	$5,399,028	$2,513,023	$6,290,435	$1,849	$1,849
CRE
Owner-Occupied CRE	628,111	724,334	15,154	658,211	-	-
Commercial Construction, Land Development, and Other Land	368,411	720,429	46,570	368,712	-	-
Other Non Owner-Occupied CRE	4,499,179	6,183,691	767,113	5,437,620	-	-
Direct Financing Leases	1,123,198	1,123,198	283,485	1,390,035	4,109	4,109
Residential Real Estate	1,846,565	1,882,143	180,160	1,817,647	3,313	3,313
Installment and Other Consumer	1,337,146	1,337,146	267,430	1,251,348	2,260	2,260
	$15,103,776	$17,369,969	$4,072,935	$17,214,008	$11,531	$11,531

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of December 31, 2015 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$234,636	$346,072	$-
CRE
Owner-Occupied CRE	256,761	350,535	-
Commercial Construction, Land Development, and Other Land	-	228,818	-
Other Non Owner-Occupied CRE	1,578,470	1,578,470	-
Direct Financing Leases	871,884	871,884	-
Residential Real Estate	613,486	649,064	-
Installment and Other Consumer	377,304	377,304	-
	$3,932,541	$4,402,147	$-

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$5,051,846	$5,055,685	$2,592,270
CRE
Owner-Occupied CRE	-	-	-
Commercial Construction, Land Development, and Other Land	193,804	205,804	76,934
Other Non Owner-Occupied CRE	-	-	-
Direct Financing Leases	829,457	829,457	306,193
Residential Real Estate	805,301	805,301	185,801
Installment and Other Consumer	210,438	210,438	143,089
	$7,090,846	$7,106,685	$3,304,287

Total Impaired Loans/Leases:
C&I	$5,286,482	$5,401,757	$2,592,270
CRE
Owner-Occupied CRE	256,761	350,535	-
Commercial Construction, Land Development, and Other Land	193,804	434,622	76,934
Other Non Owner-Occupied CRE	1,578,470	1,578,470	-
Direct Financing Leases	1,701,341	1,701,341	306,193
Residential Real Estate	1,418,787	1,454,365	185,801
Installment and Other Consumer	587,742	587,742	143,089
	$11,023,387	$11,508,832	$3,304,287

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For C&I and CRE loans, the Company’s credit quality indicator consists of internally assigned risk ratings. Each commercial loan is assigned a risk rating upon origination. The risk rating is reviewed every 15 months, at a minimum, and on an as-needed basis depending on the specific circumstances of the loan.

For direct financing leases, residential real estate loans, and installment and other consumer loans, the Company’s credit quality indicator is performance determined by delinquency status. Delinquency status is updated daily by the Company’s loan system.

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$647,678,612	$250,031,858	$35,892,683	$448,275,195	$1,381,878,348	95.42%
Special Mention (Rating 6)	12,346,445	3,376,191	1,780,000	10,562,085	28,064,721	1.94%
Substandard (Rating 7)	22,031,725	8,322,850	297,863	7,620,640	38,273,078	2.64%
Doubtful (Rating 8)	-	-	-	-	-	-
	$682,056,782	$261,730,899	$37,970,546	$466,457,920	$1,448,216,147	100.00%

	As of March 31, 2016
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$170,521,000	$171,599,973	$71,392,505	$413,513,478	98.99%
Nonperforming	2,253,048	1,496,236	449,763	4,199,047	1.01%
	$172,774,048	$173,096,209	$71,842,268	$417,712,525	100.00%

	As of December 31, 2015
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$616,200,797	$238,119,608	$46,929,876	$406,027,442	$1,307,277,723	95.24%
Special Mention (Rating 6)	18,031,845	8,630,658	1,780,000	8,846,286	37,288,789	2.72%
Substandard (Rating 7)	13,927,250	5,772,898	373,968	7,888,029	27,962,145	2.04%
Doubtful (Rating 8)	-	-	-	-	-	-
	$648,159,892	$252,523,164	$49,083,844	$422,761,757	$1,372,528,657	100.00%

	As of December 31, 2015
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$171,951,421	$169,013,743	$73,081,751	$414,046,915	99.11%
Nonperforming	1,704,184	1,418,787	587,742	3,710,713	0.89%
	$173,655,605	$170,432,530	$73,669,493	$417,757,628	100.00%

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing TDRs.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of March 31, 2016 and December 31, 2015, TDRs totaled $2,732,887 and $2,587,413, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three months ended March 31, 2016. There were no TDRs that were restructured during the three months ended March 31, 2015. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended March 31, 2016
Classes of Loans/Leases	Number of Loans / Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of Maturity
Direct Financing Leases	4	$410,653	$410,653	$-
	4	$410,653	$410,653	$-

CONCESSION - Significant Payment Delay
Direct Financing Leases	1	$45,939	$45,939	$-
	1	$45,939	$45,939	$-

TOTAL	5	$456,592	$456,592	$-

Of the TDRs reported above, none were on nonaccrual as of March 31, 2016.

For the three months ended March 31, 2016 and 2015, none of the Company’s TDRs had redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 – BORROWINGS

During the first quarter of 2016, the Company extinguished $5.1 million of the QCR Holdings Capital Trust IV junior subordinated debentures (the full balance outstanding) and recorded a $1.2 million gain on extinguishment (pre-tax), as the Company was able to acquire the related security at a discount through auction. This gain is included in the statements of income within losses on debt extinguishment. The interest rate on these debentures floated at 3-month LIBOR plus 1.80% and had a rate of 2.42% at the time of extinguishment. QCR Holdings Capital Trust IV was dissolved after the extinguishment.

Also during the first quarter of 2016, the Company executed balance sheet restructuring strategies at QCBT and CRBT, which included the repayment of $10.0 million of wholesale structured repurchase agreements and $10.0 million of FHLB advances with a combined weighted average interest rate of 3.92%. As a result of this restructuring, the Company incurred $1.3 million (pre-tax) in losses on debt extinguishment that are included in the statements of income. The weighted average duration of this combined debt was 2.17 years, with $10.0 million maturing in 2017 and $10.0 maturing in 2018. This funding was replaced with short-term borrowings at an average interest rate of 0.50%.

NOTE 5 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended March 31,
	2016	2015

Net income	$6,373,489	$4,177,889

Basic earnings per common share	$0.54	$0.52
Diluted earnings per common share	$0.53	$0.52

Weighted average common shares outstanding	11,793,620	7,975,910
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	160,329	121,534
Weighted average common and common equivalent shares outstanding	11,953,949	8,097,444

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Assets measured at fair value on a recurring basis comprise the following at March 31, 2016 and December 31, 2015:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2016:
Securities available for sale:
U.S. govt. sponsored agency securities	$132,741,822	$-	$132,741,822	$-
Residential mortgage-backed and related securities	116,452,374	-	116,452,374	-
Municipal securities	24,929,655	-	24,929,655	-
Other securities	2,064,016	779	2,063,237	-
Derivative instruments	450,651	-	450,651	-
	$276,638,518	$779	$276,637,739	$-

December 31, 2015:
Securities available for sale:
U.S. govt. sponsored agency securities	$213,537,379	$-	$213,537,379	$-
Residential mortgage-backed and related securities	80,670,135	-	80,670,135	-
Municipal securities	27,578,588	-	27,578,588	-
Other securities	1,648,880	411	1,648,469	-
Derivative instruments	856,024	-	856,024
	$324,291,006	$411	$324,290,595	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three months ended March 31, 2016 or 2015.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Assets measured at fair value on a non-recurring basis comprise the following at March 31, 2016 and December 31, 2015:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2016:
Impaired loans/leases	$4,969,221	$-	$-	$4,969,221
OREO	7,214,706	-	-	7,214,706
	$12,183,927	$-	$-	$12,183,927

December 31, 2015:
Impaired loans/leases	$4,545,966	$-	$-	$4,545,966
OREO	7,722,711	-	-	7,722,711
	$12,268,677	$-	$-	$12,268,677

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitave Information about Level Fair Value Measurments
	Fair Value March 31, 2016	Fair Value December 31, 2015	Valuation Technique	Unobservable Input	Range

Impaired loans/leases	$4,969,221	$4,545,966	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-50.00%
OREO	7,214,706	7,722,711	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For the impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the three months ended March 31, 2016 and 2015.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of March 31, 2016		As of December 31, 2015
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Cash and due from banks	Level 1	$44,930,836	$44,930,836	$41,742,321	$41,742,321
Federal funds sold	Level 2	15,740,000	15,740,000	19,850,000	19,850,000
Interest-bearing deposits at financial institutions	Level 2	41,489,171	41,489,171	36,313,965	36,313,965
Investment securities:
Held to maturity	Level 2	261,129,586	264,414,722	253,674,159	255,691,285
Available for sale	See Previous Table	276,187,867	276,187,867	323,434,982	323,434,982
Loans/leases receivable, net	Level 3	4,601,131	4,969,221	4,209,228	4,545,966
Loans/leases receivable, net	Level 2	1,841,827,043	(4,601,131)	1,767,672,541	1,764,178,772
Derivative instruments	Level 2	450,651	450,651	856,024	856,024
Deposits:
Nonmaturity deposits	Level 2	1,586,207,114	1,586,207,114	1,516,599,081	1,516,599,081
Time deposits	Level 2	403,365,975	404,278,000	364,067,103	364,192,000
Short-term borrowings	Level 2	64,022,811	64,022,811	144,662,716	144,662,716
FHLB advances	Level 2	150,500,000	152,206,000	151,000,000	153,143,000
Other borrowings	Level 2	100,000,000	106,466,000	110,000,000	116,061,000
Junior subordinated debentures	Level 2	33,378,402	24,520,003	38,499,052	27,642,093

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

The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments comprised of the three subsidiary banks wholly owned by the Company: QCBT, CRBT, and RB&T. Each of these secondary segments offers similar products and services, but is managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

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

Selected financial information on the Company’s business segments is presented as follows as of and for the three months ended March 31, 2016 and 2015.

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	Wealth		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Management	All Other	Eliminations	Total
Three Months Ended March 31, 2016
Total revenue	$13,516,932	$10,839,221	$3,794,247	$2,234,292	$6,859,775	$(6,919,935)	$30,324,532
Net interest income	$10,961,447	$7,024,988	$2,911,974	$-	$(300,887)	$-	$20,597,522
Net income	$2,831,696	$2,934,731	$617,785	$447,770	$6,373,488	$(6,831,981)	$6,373,489
Total assets	$1,361,607,041	$885,858,279	$367,031,670	$-	$288,814,613	$(262,638,349)	$2,640,673,254
Provision	$1,222,985	$550,000	$300,000	$-	$-	$-	$2,072,985
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,421,531	$-	$-	$-	$-	$1,421,531

Three Months Ended March 31, 2015
Total revenue	$12,801,418	$9,525,647	$3,541,590	$2,343,438	$5,616,443	$(5,705,028)	$28,123,508
Net interest income	$9,275,038	$6,358,297	$2,634,082	$-	$(485,200)	$-	$17,782,217
Net income	$2,562,613	$2,068,306	$518,657	$459,330	$4,177,889	$(5,608,906)	$4,177,889
Total assets	$1,268,168,825	$855,417,474	$354,993,941	$-	$221,549,665	$(208,470,899)	$2,491,659,006
Provision	$882,456	$600,000	$228,000	$-	$-	$-	$1,710,456
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,621,043	$-	$-	$-	$-	$1,621,043

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of March 31, 2016 and December 31, 2015, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of March 31, 2016 and December 31, 2015 are also presented in the following table (dollars in thousands). As of March 31, 2016 and December 31, 2015, each of the subsidiary banks met the requirements to be “well capitalized”.

			For Capital			To Be Well
			Adequacy Purposes			Capitalized Under
			With Capital			Prompt Corrective
	Actual		Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2016:
Company:
Total risk-based capital	$282,957	12.68%	$192,416	>	8.625%	$223,091	>	10.0%
Tier 1 risk-based capital	255,372	11.45%	147,797	>	6.625	178,472	>	8.0
Tier 1 leverage	255,372	9.85%	103,728	>	4.000	129,660	>	5.0
Common equity Tier 1	225,582	10.11%	114,334	>	5.125	145,009	>	6.5
Quad City Bank & Trust:
Total risk-based capital	$137,161	12.01%	$98,496	>	8.625%	$114,198	>	10.0%
Tier 1 risk-based capital	124,668	10.92%	75,656	>	6.625	91,358	>	8.0
Tier 1 leverage	124,668	9.12%	54,680	>	4.000	68,351	>	5.0
Common equity Tier 1	124,668	10.92%	58,526	>	5.125	74,229	>	6.5
Cedar Rapids Bank & Trust:
Total risk-based capital	$106,576	13.98%	$65,729	>	8.625%	$76,208	>	10.0%
Tier 1 risk-based capital	97,032	12.73%	50,488	>	6.625	60,966	>	8.0
Tier 1 leverage	97,032	11.03%	35,197	>	4.000	43,996	>	5.0
Common equity Tier 1	97,032	12.73%	39,056	>	5.125	49,535	>	6.5
Rockford Bank & Trust:
Total risk-based capital	$39,201	12.03%	$28,096	>	8.625%	$32,575	>	10.0%
Tier 1 risk-based capital	35,125	10.78%	21,581	>	6.625	26,060	>	8.0
Tier 1 leverage	35,125	9.52%	14,758	>	4.000	18,447	>	5.0
Common equity Tier 1	35,125	10.78%	16,695	>	5.125	21,174	>	6.5

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

	Actual		For Capital Adequacy Purposes*				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio			Amount	Ratio
As of December 31, 2015:
Company:
Total risk-based capital	$280,273	13.11%	$170,969	>	8.0%	%	$213,711	>	10.0%
Tier 1 risk-based capital	253,891	11.88%	128,227	>	6.0		170,969	>	8.0
Tier 1 leverage	253,891	9.75%	104,163	>	4.0		130,203	>	5.0
Common equity Tier 1	220,800	10.33%	96,170	>	4.5		138,912	>	6.5
Quad City Bank & Trust:
Total risk-based capital	$135,477	12.50%	$86,726	>	8.0%	%	$108,407	>	10.0%
Tier 1 risk-based capital	123,498	11.39%	65,044	>	6.0		86,726	>	8.0
Tier 1 leverage	123,498	8.87%	55,718	>	4.0		69,648	>	5.0
Common equity Tier 1	123,498	11.39%	48,783	>	4.5		70,465	>	6.5
Cedar Rapids Bank & Trust:
Total risk-based capital	$105,285	14.39%	$58,537	>	8.0%	%	$73,172	>	10.0%
Tier 1 risk-based capital	96,118	13.14%	43,903	>	6.0		58,537	>	8.0
Tier 1 leverage	96,118	10.96%	35,079	>	4.0		43,848	>	5.0
Common equity Tier 1	96,118	13.14%	32,927	>	4.5		47,562	>	6.5
Rockford Bank & Trust:
Total risk-based capital	$38,544	11.96%	$25,772	>	8.0%	%	$32,216	>	10.0%
Tier 1 risk-based capital	34,514	10.71%	19,329	>	6.0		25,772	>	8.0
Tier 1 leverage	34,514	9.59%	14,401	>	4.0		18,001	>	5.0
Common equity Tier 1	34,514	10.71%	14,497	>	4.5		20,940	>	6.5

*The minimums under Basel III phase in higher by .625% (the capital conservation buffer) annually until 2019. The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Common equity Tier 1). At December 31, 2015, the New Basel III minimums mirrored the minimums required for capital adequacy purposes. The first phase-in of the Basel III capital conservation buffer occured in 2016.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ending March 31, 2016. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. The page locations and specific sections and notes that are referred to are presented in the table of contents.

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

EXECUTIVE OVERVIEW

The Company reported net income of $6.4 million for the quarter ended March 31, 2016, and diluted EPS of $0.53. By comparison, for the quarter ended December 31, 2015, the Company reported net income of $6.8 million, and diluted EPS of $0.57. For the first quarter of 2015, the Company reported net income of $4.2 million, and diluted EPS of $0.52.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The first quarter of 2016 was highlighted by several significant items:

●	Net interest margin improvement of 18 basis points quarter-over-quarter and 34 basis points year-over-year;
●	Loan and lease growth at an annualized rate of 16.9% through the first three months of the year; and
●	Strong swap fee income and gains on the sale of government guaranteed portions of loans.

Following is a table that represents the various net income measurements for the Company.

	For the three months ended
	March 31, 2016	December 31, 2015	March 31, 2015

Net income	$6,373,489	$6,784,823	$4,177,889

Diluted earnings per common share	$0.53	$0.57	$0.52

Weighted average common and common equivalent outstanding	11,953,949	11,926,038	8,097,444

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended
	March 31, 2016	December 31, 2015	March 31, 2015

Net interest income	$20,597,522	$19,886,145	$17,782,217
Provision expense	2,072,985	1,176,516	1,710,456
Noninterest income	6,822,473	6,177,904	6,221,778
Noninterest expense	16,954,498	15,839,417	17,204,161
Federal and state income tax	2,019,023	2,263,293	911,489
Net income	$6,373,489	$6,784,823	$4,177,889

In comparing quarter-over-quarter, following are some noteworthy changes in the Company’s financial results:

●	Net interest income increased 4% compared to the fourth quarter of 2015 and increased 16% from the same period in 2015.

●

Provision increased 76% compared to the fourth quarter of 2015. Provision increased 21% from the same period of 2015. Both increases were primarily due to the strong loan growth in the first quarter of 2016.

●

Noninterest income increased 10% compared to the fourth quarter of 2015. Noninterest income increased 10% from the first quarter of 2015. Noninterest income has continued to increase due to swap fee income and gains on the sale of government guaranteed portions of loans (totaling $1.7 million for the quarter ended March 31, 2016 compared to $940 thousand and $797 thousand for the quarters ending December 31, 2015 and March 31, 2015, respectively).

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

●

Noninterest expense increased 7% compared to the fourth quarter of 2015. The fourth quarter of 2015 included several one-time reductions in noninterest expenses due to the adjustment of certain accruals, primarily in data processing and occupancy expense. Noninterest expense decreased 1% from the first quarter of 2015.

●

Federal and state income tax decreased slightly compared to the fourth quarter of 2015. Federal and state income tax increased significantly compared to the first quarter of 2015. See the Income Taxes section of this report for additional details.

LONG-TERM FINANCIAL GOALS

As previously stated, the Company has established certain financial goals by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company’s ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company’s Form 10-K. The Company’s long-term financial goals are as follows:

●	Improve balance sheet efficiency by targeting a gross loans and leases to total assets ratio in the range of 70 – 75%;

●	Improve profitability (measured by NIM and ROAA);

●	Continue to improve asset quality by reducing NPAs to total assets to below 0.75% and maintain charge-offs as a percentage of average loans of under 0.25% annually;

●	Reduce reliance on wholesale funding to less than 15% of total assets;

●	Grow noninterest bearing deposits to more than 30% of total assets;

●	Increase the commercial lease portfolio so that it represents 10% of total assets;

●	Grow gains on sales of government guaranteed portions of loans and swap fee income to more than $4 million annually; and

●	Grow wealth management segment net income by 15% annually.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table shows the evaluation of the Company’s long-term financial goals.

			For the Quarter Ending
			March 31, 2016	December 31, 2015	March 31, 2015
Goal	Key Metric	Target***	(dollars in thousands)
Balance sheet efficiency	Gross loans and leases to total assets	70 - 75%	71%	69%	66%
Profitability	NIM	> 3.50%	3.59%	3.41%	3.25%
	ROAA	> 1.00%	0.98%	1.04%	0.67%
Asset quality	NPAs to total assets	< 0.75%	0.71%	0.74%	1.21%
	Net charge-offs to average loans**	< 0.25% annually	0.16%	0.12%	0.24%
Lower reliance on wholesale funding	Wholesale funding to total assets	< 15%	17%	20%	26%
Funding mix	Noninterest bearing deposits as a percentage of total assets	> 30%	24%	24%	23%
Commercial leasing	Leases as a percentage of total assets	10%	7%	7%	7%
Consistent, high quality noninterest income revenue streams	Gains on sales of government guaranteed portions of loans and swap fee income**	> $4 million annually	$6.9 million	$3.8 million	$4.6 million
	Grow wealth management segment net income**	> 15% annually	10%	5%	18%

*	Non-GAAP calculations are provided, when applicable. Refer to GAAP to non-GAAP reconciliation table on page 47 of this report.
**	Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period, that are then annualized for comparison. Annual growth percentages are calculated with a base of December 31, 2015 and 2014 year-to-date totals.
***	Targets will be re-evaluated and adjusted as needed.

STRATEGIC DEVELOPMENTS

The Company took the following actions to support its corporate strategy and the long-term financial goals shown above.

●

Loan and lease growth for the quarter was 4.2%, or an annualized rate of 16.9%. This exceeded the Company’s target organic growth rate of 10-12%. A majority of this growth was in the C&I and CRE loan categories. This loan and lease growth has continued to help move the loan and lease to total asset ratio upward to 71%, from 69% in the prior quarter and 66% a year ago.

●	The Company intends to participate as an acquirer in the consolidation taking place to further boost ROAA and improve the Company's efficiency ratio.

●

The Company continued to focus on reducing the NPAs to total assets ratio and decreased this ratio from 0.74% at December 31, 2015 to 0.71% at March 31, 2016. Although NPAs remained relatively flat from the prior quarter, the Company remains committed to further improving asset quality ratios in 2016.

●

Management continued to focus on reducing the Company’s reliance on wholesale funding. The modest restructuring executed in the first quarter of 2016 (as described in Note 4 of the Consolidated Financial Statements) has further reduced the Company’s reliance on wholesale funding. Management continues to closely evaluate opportunities for continued reduction in wholesale funding.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

●

Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the three states currently served – Iowa, Illinois and Wisconsin. The Company acts as the correspondent bank for 173 downstream banks with total noninterest bearing deposits of $321.5 million as of March 31, 2016. This line of business provides a strong source of noninterest bearing deposits, fee income and high-quality loan participations.

●

The Company provides commercial leasing services through its wholly-owned subsidiary, m2 Lease Funds, which has lease specialists in Iowa, Wisconsin, Minnesota, South Carolina, Georgia, Florida, Colorado, Texas and Pennsylvania. Historically, this portfolio has been high yielding, with an average gross yield in 2016 approximating 8.3%. This portfolio has also shown strong asset quality throughout its history.

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

●

Wealth management is another core line of business for the Company and includes a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of March 31, 2016 the Company had $1.78 billion of total financial assets in trust (and related) accounts and $697 million of total financial assets in brokerage (and related) accounts. Continued growth in assets under management will help to drive trust and investment advisory fees. The Company offers trust and investment advisory services to the correspondent banks that it serves. As management focuses on growing fee income, expanding market share will continue to be a primary strategy.

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

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	As of
	March 31,	December 31,	March 31,
	2016	2015	2015
	(dollars in thousands, except per share data)
TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS RATIO

Stockholders' equity (GAAP)	$235,143	$225,886	$150,996
Less: Intangible assets	4,645	4,694	4,844
Tangible common equity (non-GAAP)	$230,498	$221,192	$146,152

Total assets (GAAP)	$2,640,673	$2,593,198	$2,491,659
Less: Intangible assets	4,645	4,694	4,844
Tangible assets (non-GAAP)	$2,636,028	$2,588,504	$2,486,815

Tangible common equity to tangible assets ratio (non-GAAP)	8.74%	8.55%	5.88%

	For the Quarter ended
	March 31,	December 31,	March 31,
CORE NET INCOME	2016	2015	2015

Net income (GAAP)	$6,373	$6,785	$4,178

Less nonrecurring items (after-tax*) :
Income:
Securities gains, net	$233	$211	$274
Total nonrecurring income (non-GAAP)	$233	$211	$274

Expense:
Losses on debt extinguishment, net	$54	$189	$-
Accrual adjustments	-	(487)	-
Total nonrecurring expense (non-GAAP)	$54	$(298)	$-

Core net income (non-GAAP)	$6,194	$6,276	$3,904

CORE EARNINGS PER COMMON SHARE

Core net income (non-GAAP) (from above)	$6,194	$6,276	$3,904

Weighted average common shares outstanding	11,793,620	11,744,495	7,975,910
Weighted average common and common equivalent shares outstanding	11,953,949	11,926,038	8,097,444

Core earnings per common share (non-GAAP):
Basic	$0.53	$0.53	$0.49
Diluted	$0.52	$0.53	$0.48

CORE RETURN ON AVERAGE ASSETS

Core net income (non-GAAP) (from above)	$6,194	$6,276	$3,904

Average Assets	$2,602,350	$2,611,276	$2,506,497

Core return on average assets (annualized) (non-GAAP)	0.95%	0.96%	0.62%

* Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 35%.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 16% to $21.9 million for the quarter ended March 31, 2016, compared to the same quarter of the prior year. Net interest income improved due to several factors:

●	The Company’s strategy to redeploy funds from the taxable securities portfolio into higher yielding loans and leases;
●	Organic loan and lease growth has been strong over the past twelve months, as evidenced by average gross loan/lease growth of 12% in that period; and
●	The Company’s balance sheet restructuring and deleveraging strategy executed throughout 2015 and the first quarter of 2016.

A comparison of yields, spread and margin from the first quarter of 2016 to the first quarter of 2015 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 12 basis points.
●	The average cost of interest-bearing liabilities decreased 26 basis points.
●	The net interest spread increased 38 basis points from 2.99% to 3.37%.
●	The net interest margin improved 34 basis points from 3.25% to 3.59%.

The Company’s management closely monitors and manages NIM. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their net interest margins. Management continually addresses this issue with pricing and other balance sheet management strategies.

The Company continues to place an emphasis on shifting its balance sheet mix. With a stated goal of increasing loans/leases as a percentage of assets to a range of 70-75%, the Company funded its loan/lease growth with a mixture of core deposits and cash from the investment securities portfolio, including the targeted sales of securities with the cash redeployed into the loan portfolio, with an attempt to minimize any extension of duration and a significant increase in yield. Additionally, the Company has recognized net gains on these sales due to the current rate environment. As rates rise, the Company should also have less market volatility in the investment securities portfolio, as this becomes a smaller portion of the balance sheet.

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

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended March 31,
	2016			2015
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$17,232	$13	0.30%	$13,688	$4	0.12%
Interest-bearing deposits at financial institutions	40,635	60	0.59%	69,974	77	0.45%
Investment securities (1)	550,371	4,685	3.42%	625,834	4,492	2.91%
Restricted investment securities	14,140	131	3.73%	15,942	142	3.61%
Gross loans/leases receivable (1) (2) (3)	1,833,950	19,956	4.38%	1,635,705	18,304	4.54%

Total interest earning assets	$2,456,328	$24,844	4.07%	$2,361,143	$23,019	3.95%

Noninterest-earning assets:
Cash and due from banks	$45,891			$44,284
Premises and equipment	37,747			38,079
Less allowance	(26,701)			(23,417)
Other	89,085			86,408

Total assets	$2,602,350			$2,506,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$925,246	615	0.27%	$787,350	442	0.23%
Time deposits	399,604	675	0.68%	374,365	630	0.68%
Short-term borrowings	86,539	43	0.20%	180,914	64	0.14%
FHLB advances	128,436	442	1.38%	206,476	1,444	2.84%
Junior subordinated debentures	34,650	305	3.54%	40,441	307	3.08%
Other borrowings	101,738	825	3.26%	149,014	1,232	3.35%

Total interest-bearing liabilities	$1,676,213	$2,905	0.70%	$1,738,560	$4,119	0.96%

Noninterest-bearing demand deposits	$655,206			$585,490
Other noninterest-bearing liabilities	39,684			34,308
Total liabilities	$2,371,103			$2,358,358

Stockholders' equity	231,247			148,139

Total liabilities and stockholders' equity	$2,602,350			$2,506,497

Net interest income		$21,939			$18,900

Net interest spread			3.37%			2.99%

Net interest margin			3.59%			3.25%

Ratio of average interest-earning assets to average interest-bearing liabilities	146.54%			135.81%

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

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Analysis of Changes of Interest Income/Interest Expense

For the three months ended March 31, 2016

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2016 vs. 2015
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$9	$8	$1
Interest-bearing deposits at financial institutions	(17)	108	(125)
Investment securities (2)	193	2,723	(2,530)
Restricted investment securities	(11)	26	(37)
Gross loans/leases receivable (2) (3) (4)	1,651	(3,718)	5,369

Total change in interest income	$1,825	$(853)	$2,678

INTEREST EXPENSE
Interest-bearing deposits	$173	$86	$87
Time deposits	45	(20)	65
Short-term borrowings	(21)	107	(128)
Federal Home Loan Bank advances	(1,002)	(576)	(426)
Junior subordinated debentures	(2)	181	(183)
Other borrowings	(408)	(34)	(374)

Total change in interest expense	$(1,215)	$(256)	$(959)

Total change in net interest income	$3,040	$(597)	$3,637

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

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Certain critical accounting policies are described below.

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

Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structures, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.

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

Although management believes the level of the allowance as of March 31, 2016 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

OTHER–THAN-TEMPORARY IMPAIRMENT

The Company’s assessment of OTTI of its investment securities portfolio is another critical accounting policy due to the level of judgment required by management. Investment securities are evaluated to determine whether declines in fair value below their cost are other-than-temporary.

In estimating OTTI losses, management considers a number of factors including, but not limited to, (1) the length of time and extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) the current market conditions, and (4) the Company's lack of intent to sell the security prior to recovery and whether it is not more-likely-than-not that the Company will be required to sell the security prior to recovery. The discussion regarding the Company’s assessment of OTTI should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased 7%, comparing the first quarter of 2016 to the same period of 2015.

A portion of this growth was the result of the Company’s strategy to redeploy funds from the securities portfolio into higher yielding loans and leases. In addition, organic loan and lease growth has been strong over the past twelve months.

Overall, the Company’s average earning assets increased 4%, comparing the first quarter of 2016 to the first quarter of 2015. During the same time period, average gross loans and leases increased 12%, while average investment securities decreased 12%.

The securities portfolio yield continued to increase (from 2.91% for the first quarter of 2015 to 3.42% for the first quarter of 2016) as the Company continued to sell low-yielding investments taking advantage of favorable market opportunities. Additionally, the Company continued to take actions to diversify its securities portfolio, including increasing its portfolio of tax-exempt municipal securities, in an effort to increase tax equivalent interest income without additional income tax expense.

The Company intends to continue to grow quality loans and leases as well as diversify its securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the first quarter of 2016 decreased 29% from the first quarter of 2015. The Company has been successful in maintaining pricing discipline on deposits and decreasing the cost of borrowings, which has more than offset the growth impact and contributed to the net decline in interest expense.

Management has placed a strong focus on reducing the reliance on long-term wholesale funding as it tends to be higher cost than deposits. In the second quarter of 2015, the Company executed a balance sheet restructuring that is expected to save approximately $4.2 million of interest expense annually. Continued balance sheet restructurings in the fourth quarter of 2015 and first quarter of 2016 (refer to Note 4 of the Consolidated Financial Statements) have further reduced interest expense. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional details.

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

The Company’s provision totaled $2.1 million for the first quarter of 2016, which was up $363 thousand, or 21%, from the same quarter of the prior year. The increase in provision expense was primarily due to strong loan growth in the first quarter of 2016 (16.9% annualized growth rate).

The Company had net charge-offs of $819 thousand for the first quarter of 2016 which, when coupled with the provision of $2.1 million, increased the Company’s allowance to $27.4 million at March 31, 2016. As of March 31, 2016, the Company’s allowance to total loans/leases was 1.46%, which was up slightly from 1.45% and 1.44% at December 31, 2015 and March 31, 2015, respectively.

A more detailed discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change

Trust department fees	$1,575,907	$1,633,395	$(57,488)	(3.5)%
Investment advisory and management fees	658,385	710,043	(51,658)	(7.3)
Deposit service fees	931,079	901,356	29,723	3.3
Gains on sales of residential real estate loans, net	60,386	86,140	(25,754)	(29.9)
Gains on sales of government guaranteed portions of loans, net	878,528	70,973	807,555	1,137.8
Swap fee income	856,958	726,207	130,751	18.0
Securities gains, net	358,480	421,066	(62,586)	(14.9)
Earnings on bank-owned life insurance	393,609	478,739	(85,130)	(17.8)
Debit card fees	307,651	238,000	69,651	29.3
Correspondent banking fees	302,130	319,621	(17,491)	(5.5)
Participation service fees on commercial loan participations	210,709	221,949	(11,240)	(5.1)
Fee income from early termination of leases	11,750	84,839	(73,089)	(86.2)
Credit card issuing fees	136,655	134,160	2,495	1.9
Other	140,246	195,290	(55,044)	(28.2)
Total noninterest income	$6,822,473	$6,221,778	$600,695	9.7%

In recent years, the Company has been successful in expanding its customer base, which has helped drive increases in fee income. Trust department fees continue to be a significant contributor to noninterest income; however, due to poor market conditions in the first quarter of 2016, trust department fees decreased 4% from the first quarter of 2015 to the first quarter of 2016. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts. Additionally, the Company recently started offering trust operations services to correspondent banks. Fees are expected to grow as this new offering is rolled out.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Management has placed a strong emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, these fees are largely determined based on the value of the investments managed. And, similar to the trust department, the Company has had some success in expanding its customer base. Due to poor market conditions in the first quarter of 2016, investment advisory fees decreased 7% from the first quarter of 2015 to the first quarter of 2016.

Deposit service fees expanded 3%, comparing the first quarter of 2016 to the same period in 2015. The Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans decreased 30%, comparing the first quarter of 2016 to the first quarter of 2015. With the sustained historically low interest rate environment, refinancing activity has slowed, as many of the Company’s existing and prospective customers have already executed a refinancing. Therefore, this area has become a much smaller contributor to overall noninterest income.

The Company’s gains on the sale of government-guaranteed portions of loans for the first quarter of 2016 were up significantly, compared to the first quarter of 2015, due to the strong demand for these types of loans in the first quarter of 2016. As one of its core strategies, the Company continues to leverage its expertise by taking advantage of programs offered by the SBA and the USDA. The Company’s portfolio of government-guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing. The Company has added additional talent and is executing on strategies in an effort to make this a more consistent and larger source of revenue. The pipelines for SBA and USDA lending are strong, and management believes that the Company will continue to post strong numbers in this category.

As a result of the sustained historically low interest rate environment, the Company was able to execute several interest rate swaps on select commercial loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. Swap fee income totaled $857 thousand in first quarter of 2016, as compared to $726 thousand in first quarter of 2015. Future levels of swap fee income are very dependent upon prevailing interest rates.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Securities gains were $358 thousand for the first quarter of 2016, which were down from $421 thousand in the first quarter of the prior year. The Company took advantage of market opportunities by selling approximately $55.5 million of investments that were low-yielding during the quarter ended March 31, 2016. Proceeds were then used to purchase higher-yielding bonds with a modest duration extension and to fund loan and lease growth.

Earnings on BOLI decreased 18% from the first quarter of 2015 to the first quarter of 2016. There were no purchases of BOLI within the last twelve months. Notably, a small portion of the Company’s BOLI is variable in nature whereby the returns are determined by the performance of the equity market. The poor market performance in the first quarter of the 2016, therefore, contributed to the decrease in earnings on BOLI. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 29% comparing the first quarter of 2016 to the first quarter of 2015. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a modestly increased interest rate that incentivizes debit card activity.

Correspondent banking fees decreased 6%, comparing the first quarter of 2016 to the first quarter of 2015. As correspondent bank deposit balances rise, they receive a higher earnings credit, which then reduces the direct fees that the Company receives. Correspondent balances increased 10% in the past twelve months. Additionally, there was an earnings credit increase implemented in the first quarter of 2016. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund loan growth as well as a steady source of fee income.    The Company now serves approximately 173 banks in Iowa, Illinois and Wisconsin.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change

Salaries and employee benefits	$10,800,907	$11,034,452	$(233,545)	(2.1)%
Occupancy and equipment expense	1,826,988	1,794,171	32,817	1.8
Professional and data processing fees	1,447,413	1,470,517	(23,104)	(1.6)
FDIC insurance, other insurance and regulatory fees	634,365	719,057	(84,692)	(11.8)
Loan/lease expense	162,819	302,924	(140,105)	(46.3)
Net cost of operations of other real estate	102,183	76,851	25,332	33.0
Advertising and marketing	386,259	418,237	(31,978)	(7.6)
Postage and communications	217,090	248,956	(31,866)	(12.8)
Stationery and supplies	164,871	142,555	22,316	15.7
Bank service charges	415,931	337,458	78,473	23.3
Losses on debt extinguishment, net	83,197	-	83,197	100.0
Correspondent banking expense	176,989	175,703	1,286	0.7
Other	535,486	483,280	52,206	10.8
Total noninterest expense	$16,954,498	$17,204,161	$(249,663)	(1.5)%

Management places a strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, decreased from the first quarter of 2015 to the first quarter of 2016 by 2%. This was primarily due to the acquisition of the noncontrolling interest in m2 Lease Funds in 2015, thus eliminating the related salary expense. This amount represented the former owner’s 20% interest in the earnings of m2, as further described in Note 23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Additionally, management focused on taking steps to reduce salaries and employee benefits during the last half of 2015 and the first quarter of 2016, consistent with the Company’s stated goal of carefully managing noninterest expense growth.

Occupancy and equipment expense increased 2%, comparing the first quarter of 2016 to the same period of the prior year. The increased expense was mostly due to higher service contract-related expenses.

Professional and data processing fees decreased 2%, comparing the first quarter of 2016 to the same period in 2015. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

FDIC and other insurance expense decreased 12%, comparing the first quarter of 2016 to the first quarter of 2015. The decrease in expense year-over-year was due to a decrease in the assessment rate designated by the FDIC.

Loan/lease expense decreased 46%, comparing the first quarter of 2016 to the same quarter of 2015. The Company incurred elevated levels of expense during 2015 for certain existing NPLs in connection with the work-out of these loans. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs. Management expects the level of expense to continue to decline in line with the declining trend in NPLs.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net cost of operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net costs of operations of other real estate totaled $102 thousand for the first quarter of 2016, compared to $77 thousand for the first quarter of 2015.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased 23% from the first quarter of 2015 to the first quarter of 2016. The increase was due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio.

In the first quarter of 2016, the Company incurred $83 thousand of losses on debt extinguishment, net. This amount includes $1.3 million of losses related to the prepayment of certain FHLB advances and whole structured repurchase agreements, as well as a $1.2 million gain recognized through the repurchase of trust preferred securities. For further details, please refer to Note 4 of the Consolidated Financial Statements.

Correspondent banking expense was relatively flat when comparing the first quarter of 2016 to the first quarter of 2015. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services.

INCOME TAXES

In the first quarter of 2016, the Company recognized tax expense of $2.0 million. Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	2016		2015
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

Computed "expected" tax expense	$2,937,379	35.0%	$1,781,282	35.0%
Tax exempt income, net	(966,318)	(11.5)	(826,116)	(16.2)
Bank-owned life insurance	(137,763)	(1.6)	(167,559)	(3.3)
State income taxes, net of federal benefit, current year	266,908	3.2	167,749	3.3
Other*	(81,183)	(1.0)	(43,867)	(0.9)
Federal and state income tax expense	$2,019,023	24.1%	$911,489	17.9%

The effective tax for the quarter ended March 31, 2016 was 24.1% which was an increase over the effective tax rate of 17.9% for the quarter ended March 31, 2015. The increase in pre-tax income was derived from a larger portion of taxable income which drove the increase in the effective tax rate. The Company’s tax-exempt income sources include interest income from tax-exempt municipal bonds and loans as well as earnings on BOLI. Tax-exempt income grew over the past year; however, the growth in taxable income far outpaced the growth in non-taxable income.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	March 31, 2016		December 31, 2015		March 31, 2015
	(dollars in thousands)
			Amount	%	Amount	%
Cash and due from banks	$44,931	2%	$41,742	2%	$45,138	2%
Federal funds sold and interest-bearing deposits	57,229	2%	56,164	2%	31,154	1%
Securities	537,317	20%	577,109	22%	637,404	26%
Net loans/leases	1,846,428	70%	1,771,882	68%	1,630,568	65%
Other assets	154,768	6%	146,301	6%	147,395	6%
Total assets	$2,640,673	100%	$2,593,198	100%	$2,491,659	100%

Total deposits	$1,989,573	75%	$1,880,666	72%	$1,734,269	70%
Total borrowings	347,901	13%	444,162	17%	569,404	23%
Other liabilities	68,056	3%	42,484	2%	36,990	1%
Total stockholders' equity	235,143	9%	225,886	9%	150,996	6%
Total liabilities and stockholders' equity	$2,640,673	100%	$2,593,198	100%	$2,491,659	100%

During the first quarter of 2016, the Company’s total assets increased $47.5 million, or 2%, to a total of $2.6 billion, while total gross loans and leases grew $75.8 million, or 4%. The loan and lease growth was funded primarily by deposit growth and reductions in the securities portfolio. Deposits grew $108.9 million, or 6%, during the quarter. Borrowings decreased $22% in the first quarter to $347.9 million. Stockholders’ equity increased $9.3 million, or 4%, in the current quarter due to net income, as well as an increase in AOCI.

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

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Following is a breakdown of the Company’s securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	March 31, 2016		December 31, 2015		March 31, 2015
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$132,742	42%	$213,537	37%	$299,180	47%
Municipal securities	285,009	45%	280,203	49%	243,810	38%
Residential mortgage-backed and related securities	116,452	13%	80,670	14%	91,363	14%
Other securities	3,114	0%	2,699	0%	3,051	1%
	$537,317	100%	$577,109	100%	$637,404	100%

Securities as a % of Total Assets	20.35%		22.25%		25.58%
Net Unrealized Gains (Losses) as a % of Amortized Cost	1.05%		(0.03% )		0.31%
Duration (in years)	5.2		5.1		4.3
Yield on investment securities (tax equivalent)	3.42%		3.07%		2.91%

As a result of fluctuations in longer-term interest rates, the fair value of the Company’s securities portfolio went from a net unrealized loss position of (0.03%) of amortized cost at December 31, 2015 to a net unrealized gain position of 1.05% of amortized cost at March 31, 2016. Management performs an evaluation of the portfolio quarterly to understand the current market value as well as projections of market value in a variety of rising and falling interest rate scenarios. In addition, management has evaluated those securities with an unrealized loss position to determine whether the loss is derived from credit deterioration or the movement in interest rates. The evaluation determined that there were no securities in the portfolio with OTTI. See the “Critical Accounting Policies” section of this report for further discussion on this evaluation.

The duration of the securities portfolio increased slightly due to the continued shift in mix. Duration was extended from the strong growth in longer term fixed rate municipal securities, but was partially offset by the duration shortening of agency and mortgage-backed securities portfolios resulting from targeted sales of longer duration investments and as the remaining agency portfolio rolled closer to maturities or call dates.

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

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LOANS/LEASES

Total loans/leases grew 16.9% on an annualized basis during the first three months of 2016. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	March 31, 2016		December 31, 2015		March 31, 2015
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
C&I loans	$682,057	37%	$648,160	36%	$534,885	32%
CRE loans	766,159	41%	724,369	40%	709,682	43%
Direct financing leases	172,774	9%	173,656	10%	167,244	10%
Residential real estate loans	173,096	9%	170,433	10%	163,740	10%
Installment and other consumer loans	71,842	4%	73,669	4%	71,902	5%
Total loans/leases	$1,865,928	100%	$1,790,287	100%	$1,647,453	100%
Plus deferred loan/lease origination costs, net of fees	7,895		7,736		6,998
Less allowance	(27,395)		(26,141)		(23,883)
Net loans/leases	$1,846,428		$1,771,882		$1,630,568

As CRE loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of March 31, 2016 and December 31, 2015, respectively, approximately 34% and 35% of the CRE loan portfolio was owner-occupied.

Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more C&I loans. C&I loans as a percentage of total loans and leases have grown from 32% at March 31, 2015 to 37% at the end of the current quarter.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Following is a listing of significant industries within the Company’s CRE loan portfolio:

	As of March 31, 2016		As of December 31, 2015		As of March 31, 2015
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Lessors of Nonresidential Buildings	$ 277,822	36%	$ 264,133	36%	$ 247,114	35%
Lessors of Residential Buildings	99,104	13%	89,189	12%	73,611	10%
Lessors of Other Real Estate Property	21,895	3%	22,009	3%	17,532	2%
Hotels	19,694	3%	19,228	3%	15,342	2%
Land Subdivision	18,467	2%	17,839	3%	15,814	2%
Nonresidential Property Managers	17,003	2%	10,500	1%	4,248	1%
Nursing Care Facilities	13,807	2%	17,288	2%	18,053	3%
New Car Dealers	11,430	2%	11,656	2%	15,693	2%
Other *	286,937	37%	272,527	38%	302,275	43%
Total CRE Loans	$ 766,159	100%	$ 724,369	100%	$ 709,682	100%

* “Other” consists of all other industries. None of these had concentrations greater than $15.0 million, or approximately 2% of total CRE loans in the most recent period presented.

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

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three months ended March 31, 2016 and 2015 are presented as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Balance, beginning	$26,141	$23,074
Provisions charged to expense	2,073	1,710
Loans/leases charged off	(868)	(1,107)
Recoveries on loans/leases previously charged off	49	206
Balance, ending	$27,395	$23,883

The allowance was $27.4 million at March 31, 2016 compared to $26.1 million at December 31, 2015. Net charge-offs of loans/leases for the first quarter of 2016 were four basis points of average loans/leases.

The allowance was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated worse than “fair quality” and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance is monitored by the loan review staff and reported to management and the board of directors.

The Company’s levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	March 31, 2016	December 31, 2015	March 31, 2015
	(dollars in thousands)
Special Mention (Rating 6)	$28,065	$37,289	$39,571
Substandard (Rating 7)	38,273	27,962	30,522
Doubtful (Rating 8)	-	-	-
	$66,338	$65,251	$70,093

Criticized Loans **	$66,338	$65,251	$70,093
Classified Loans ***	$38,273	$27,962	$30,522

Criticized Loans as a % of Total Loans/Leases	3.54%	3.63%	4.24%
Classified Loans as a % of Total Loans/Leases	2.04%	1.56%	1.84%

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

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company experienced a slight increase in criticized loans during the first quarter of 2016, while classified loans increased 37% during this same period. The increase in classified loans during the first quarter of 2016 is primarily due to a limited number of relationship downgrades. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

The following table summarizes the trend in the allowance as a percentage of gross loans/leases and as a percentage of NPLs.

	As of
	March 31, 2016	December 31, 2015	March 31, 2015

Allowance / Gross Loans/Leases	1.46%	1.45%	1.44%
Allowance / Nonperforming Loans/Leases *	228.75%	223.33%	144.35%

*NPLs consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing TDRs.

Although management believes that the allowance at March 31, 2016 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s allowance.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONPERFORMING ASSETS

The table below presents the amounts of NPAs.

	As of March 31,	As of December 31,	As of March 31,	As of December 31,
	2016	2015	2015	2014
	(dollars in thousands)
Nonaccrual loans/leases (1) (2)	$10,772	$10,648	$14,529	$18,588
Accruing loans/leases past due 90 days or more	47	3	668	93
TDRs - accruing	1,157	1,054	1,348	1,421
Total nonperforming loans/leases	11,976	11,705	16,545	20,102
OREO	6,680	7,151	13,245	12,768
Other repossessed assets	46	246	326	155
Total NPAs	$18,702	$19,102	$30,116	$33,025

NPLs to total loans/leases	0.64%	0.65%	1.00%	1.23%
NPAs to total loans/leases plus repossessed property	0.99%	1.06%	1.81%	2.01%
NPAs to total assets	0.71%	0.74%	1.21%	1.31%
Texas ratio (3)	7.23%	7.62%	17.52%	20.26%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $1.6 million at March 31, 2016, $1.5 million at December 31, 2015, $4.1 million at March 31, 2015, and $5.0 million at December 31, 2014.
(3)

Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance. Texas Ratio is a non-GAAP financial measure. Management included this ratio as it is considered by many investors and analysts to be a metric with which to analyze and evaluate asset quality. Other companies may calculate this ratio differently.

NPAs at March 31, 2016 were $18.7 million, which were down $400 thousand from December 31, 2015, and down $11.4 million from March 31, 2015. In addition, the ratio of NPAs to total assets was 0.71% at March 31, 2016, which was down from 0.74% at December 31, 2015, and down from 1.21% at March 31, 2015.

The large majority of the NPAs consist of nonaccrual loans/leases, accruing TDRs, and OREO. For nonaccrual loans/leases and accruing TDRs, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.

OREO is carried at the lower of carrying amount or fair value less costs to sell.

Additionally, a portion of several of the nonaccrual loans are guaranteed by the government. At March 31, 2016, government guaranteed amounts of nonaccrual loans totaled approximately $694 thousand, or 6% of the $10.8 million of total nonaccrual loans/leases.

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

DEPOSITS

Deposits grew $108.9 million during the first quarter of 2016. The table below presents the composition of the Company’s deposit portfolio.

	As of
	March 31, 2016		December 31, 2015		March 31, 2015
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$641,859	32%	$615,292	33%	$582,510	34%
Interest bearing demand deposits	916,455	46%	886,294	47%	794,327	46%
Time deposits	331,786	17%	309,974	16%	279,660	16%
Brokered deposits	99,473	5%	69,106	4%	77,772	4%
	$1,989,573	100%	$1,880,666	100%	$1,734,269	100%

The Company has been successful in growing its noninterest bearing deposit portfolio over the past several years. During the first quarter, noninterest bearing demand deposits increased 4%.

Quarter-end balances can greatly fluctuate due to large customer and correspondent bank activity. Management will continue to focus on growing its noninterest bearing deposit portfolio, including its correspondent banking business at QCBT, as well as shifting the mix from brokered and other higher cost deposits to lower cost core deposits.

BORROWINGS

The subsidiary banks offer short-term repurchase agreements to some of their significant customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank of Chicago or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
	(dollars in thousands)
Overnight repurchase agreements with customers	$52,153	$73,873	$150,796
Federal funds purchased	11,870	70,790	32,540
	$64,023	$144,663	$183,336

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

The Company is in the process of transitioning its overnight repurchase agreements with customers into a comparable interest bearing demand deposit product that offers full FDIC insurance.  This transition freed up securities that were previously pledged as collateral to the overnight repurchase agreements with customers.  This enhanced the Company’s ability to further rotate its earning assets from securities to loans.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other borrowings consist largely of structured repos which are utilized as an alternative funding source to FHLB advances and customer deposits. The table below presents the composition of the Company’s other borrowings.

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
	(dollars in thousands)
Structured repos	$100,000	$110,000	$130,000
Term note	-	-	16,450
Series A subordinated notes	-	-	2,660
	$100,000	$110,000	$149,110

It is management’s intention to continue to reduce its reliance on wholesale funding, including FHLB advances, structured repos, and brokered deposits. Replacement of this funding with core deposits helps to reduce interest expense as the wholesale funding tends to be higher funding cost. However, the Company may choose to utilize advances and/or brokered deposits to supplement funding needs, as this is a way for the Company to effectively and efficiently manage interest rate risk. The table below presents the maturity schedule including weighted average cost for the Company’s combined wholesale funding portfolio.

	March 31, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate
Year ending December 31:	(dollar amounts in thousands)
2016	$171,735	0.59%	$125,038	0.59%
2017	39,055	1.61	49,055	2.07
2018	47,233	2.64	57,283	2.87
2019	46,950	3.21	50,089	3.14
2020	45,000	2.66	45,000	2.66
Thereafter	-	0.00	3,641	2.51
Total Wholesale Funding	$349,973	1.60%	$330,106	1.89%

During the first three months of 2016, wholesale funding increased $19.9 million. While the Company increased overall wholesale funding, the increase was all short-term in nature, as 2016 maturities increased $46.7 million, while all future year maturities saw a decrease due to brokered CDs that were called and prepayments of certain FHLB advances and structured repos (as further described in Note 4 of the Consolidated Financial Statements).

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
	Amount	Amount	Amount
	(dollars in thousands)
Common stock	$11,815	$11,761	$8,113
Additional paid in capital	124,058	123,283	62,149
Retained earnings	98,868	92,966	82,055
AOCI	402	(2,124)	285
Less: Treasury stock	-	-	(1,606)
Total stockholders' equity	$235,143	$225,886	$150,996

TCE* / TA	8.74%	8.55%	5.88%

*TCE is defined as total common stockholders’ equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $103.8 million during the first quarter of 2016 and $129.5 million during 2015. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At March 31, 2016, the subsidiary banks had 33 lines of credit totaling $359.9 million, of which $12.9 million was secured and $347.0 million was unsecured. At March 31, 2016, $359.9 million was available.

At December 31, 2015, the subsidiary banks had 32 lines of credit totaling $346.6 million, of which $14.6 million was secured and $332.0 million was unsecured. At December 31, 2015, $286.6 million was available as $60.0 million was utilized for short-term borrowing needs at QCBT.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $40.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2016. At March 31, 2016, the Company had not borrowed on this revolving credit note and had the full amount available.

The Company currently has $321.5 million in correspondent banking deposits spread over 173 relationships. While the Company feels that these funds are very stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $14.5 million during the first three months of 2016 and provided $40.5 million for the same period of 2015. Proceeds from calls, maturities, paydowns, and sales of securities were $109.5 million for the first three months of 2016, compared to $142.8 million for the same period of 2015. Purchases of securities used cash of $45.1 million for the first three months of 2016, compared to $124.6 million for the same period of 2015. The net increase in loans/leases used cash of $76.3 million for the first three months of 2016 compared to $25.7 million for the same period of 2015.

Financing activities provided cash of $12.6 million for the first three months of 2015, and used cash of $38.7 million for same period of 2015. Net increases in deposits totaled $108.9 million for the first three months of 2016, compared to $54.6 million for the same period of 2015. During the first three months of 2016, the Company’s short-term borrowings decreased $80.6 million, while they decreased $85.0 million for the same period of 2015. During the first three months of 2016, the Company used $25.2 million to prepay select FHLB advances and other borrowings.

Total cash provided by operating activities was $5.1 million for the first three months of 2016 and 2015.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities. Trust preferred securities are reported on the Company’s balance sheet as liabilities, but currently qualify for treatment as regulatory capital.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table presents the details of the trust preferred securities outstanding as of March 31, 2016 and December 31, 2015.

Name	Date Issued	Amount Outstanding 3/31/16	Amount Outstanding 12/31/15	Interest Rate	Interest Rate as of 3/31/16	Interest Rate as of 12/31/2015

QCR Holdings Statutory Trust II	February 2004	$10,310,000	$10,310,000	2.85% over 3-month LIBOR	3.46%	3.18%
QCR Holdings Statutory Trust III	February 2004	8,248,000	8,248,000	2.85% over 3-month LIBOR	3.46%	3.18%
QCR Holdings Statutory Trust IV	May 2005	-	5,155,000	1.80% over 3-month LIBOR	N/A	2.12%
QCR Holdings Statutory Trust V	February 2006	10,310,000	10,310,000	1.55% over 3-month LIBOR	2.17%	1.87%
Community National Statutory Trust II	September 2004	3,093,000	3,093,000	2.17% over 3-month LIBOR	2.79%	2.74%
Community National Statutory Trust III	March 2007	3,609,000	3,609,000	1.75% over 3-month LIBOR	2.38%	2.26%
		$35,570,000	$40,725,000	Weighted Average Rate	2.92%	2.60%

The Company assumed the trust preferred securities originally issued by Community National in connection with its acquisition in May 2013. As a result of acquisition accounting, the liabilities were recorded at fair value upon acquisition with the resulting discount being accreted as interest expense on a level yield basis over the expected term. The original discount totaled $2.6 million. As of March 31, 2016, the remaining discount was $2.2 million.

QCR Holdings Statutory Trust IV was extinguished in the first quarter of 2016. Refer to Note 4 of the Consolidated Financial Statements for additional information.

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

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements. Refer to Note 8 of the Consolidated Financial Statements for additional information regarding regulatory capital.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the Company’s operations and future prospects are detailed in the “Risk Factors” sections included under Item 1A of Part I of the Company’s Annual Report on Form 10-K and Item 1A of Part II of this report. In addition to the risk factors described in that section, there are other factors that may impact any public company, including the Company, which could have a material adverse effect on the Company’s operations and future prospects of the Company and its subsidiaries.

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

Part I

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of December 31, 2015	As of March 31, 2015	As of December 31, 2014

100 basis point downward shift	-10.0%	-2.1%	-2.6%	-1.7%
200 basis point upward shift	-10.0%	-2.7%	-3.4%	-5.0%
300 basis point upward shock	-25.0%	-7.1%	-7.3%	-11.9%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at December 31, 2015 (the most recent quarter available) were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of March 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 1A      Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company’s 2015 Annual Report on Form 10-K. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2          Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3          Defaults Upon Senior Securities

None

Item 4          Mine Safety Disclosures

Not applicable

Item 5          Other Information

None

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION - continued

Item 6           Exhibits

4.1

First Amendment to Amended and Restated Rights Agreement, dated February 11, 2016, between QCR Holdings, Inc. and Quad City Bank & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 18, 2016).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and March 31, 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date May 6, 2016	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date May 6, 2016	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer

Date May 6, 2016	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin, Vice President
Controller & Director of Financial Reporting
Principal Accounting Officer