Form 10-Q
period 2016-06-30
QCR HOLDINGS INC
filed 2016-08-05
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [ ]          No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 1, 2016, the Registrant had outstanding 13,062,382 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

				Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets As of June 30, 2016 and December 31, 2015		3

		Consolidated Statements of Income (Loss) For the Three Months Ended June 30, 2016 and 2015		4

		Consolidated Statements of Income For the Six Months Ended June 30, 2016 and 2015		5

		Consolidated Statements of Comprehensive Income (Loss) For the Three and Six Months Ended June 30, 2016 and 2015		6

		Consolidated Statements of Changes in Stockholders' Equity For the Three and Six Months Ended June 30, 2016 and 2015		7

		Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2016 and 2015		8

		Notes to Consolidated Financial Statements

		Note 1.	Summary of Significant Accounting Policies	10
		Note 2.	Investment Securities	12
		Note 3.	Loans/Leases Receivable	17
		Note 4.	Borrowings	27
		Note 5.	Earnings Per Share	27
		Note 6.	Fair Value	28
		Note 7.	Business Segment Information	31
		Note 8.	Regulatory Capital Requirements	33
		Note 9.	Acquisition of Community State Bank and Common Stock Offering	35

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

		Introduction		36
		General		36
		Executive Overview		36
		Long-Term Financial Goals		38
		Strategic Developments		39
		GAAP to Non-GAAP Reconciliations		41
		Net Interest Income (Tax Equivalent Basis)		43
		Critical Accounting Policies		48

		Results of Operations
		Interest Income	49
		Interest Expense	49
		Provision for Loan/Lease Losses	50
		Noninterest Income	51
		Noninterest Expense	54
		Income Taxes	56
		Financial Condition	57
		Investment Securities	57
		Loans/Leases	59
		Allowance for Estimated Losses on Loans/Leases	61
		Nonperforming Assets	63
		Deposits	64
		Borrowings	64
		Stockholders' Equity	66
		Liquidity and Capital Resources	66
		Special Note Concerning Forward-Looking Statements	69

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	70

	Item 4	Controls and Procedures	72

Part II	OTHER INFORMATION

	Item 1	Legal Proceedings	73

	Item 1A	Risk Factors	73

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	73

	Item 3	Defaults upon Senior Securities	73

	Item 4	Mine Safety Disclosures	73

	Item 5	Other Information	73

	Item 6	Exhibits	74

Signatures			75

Throughout the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, we use certain acronyms and abbreviations, as defined in Note 1.

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2016 and December 31, 2015

	June 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$49,581,154	$41,742,321
Federal funds sold	20,825,000	19,850,000
Interest-bearing deposits at financial institutions	47,607,304	36,313,965

Securities held to maturity, at amortized cost	280,345,532	253,674,159
Securities available for sale, at fair value	230,613,784	323,434,982
Total securities	510,959,316	577,109,141

Loans receivable held for sale	1,558,500	565,850
Loans/leases receivable held for investment	1,921,214,897	1,797,456,825
Gross loans/leases receivable	1,922,773,397	1,798,022,675
Less allowance for estimated losses on loans/leases	(28,097,490)	(26,140,906)
Net loans/leases receivable	1,894,675,907	1,771,881,769

Bank-owned life insurance	56,359,784	55,485,655
Premises and equipment, net	38,751,532	37,350,352
Restricted investment securities	16,693,125	14,835,925
Other real estate owned, net	6,179,102	7,150,658
Goodwill	3,222,688	3,222,688
Core deposit intangible	1,371,653	1,471,409
Other assets	37,207,723	26,784,392
Total assets	$2,683,434,288	$2,593,198,275

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$615,764,311	$615,292,211
Interest-bearing	1,357,829,473	1,265,373,973
Total deposits	1,973,593,784	1,880,666,184

Short-term borrowings	51,561,748	144,662,716
Federal Home Loan Bank advances	196,900,000	151,000,000
Other borrowings	100,000,000	110,000,000
Junior subordinated debentures	33,412,643	38,499,052
Other liabilities	52,848,722	42,484,573
Total liabilities	2,408,316,897	2,367,312,525

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000	-	-
June 2016 and December 2015 - No shares issued or outstanding
Common stock, $1 par value; shares authorized 20,000,000	13,057,368	11,761,083
June 2016 - 13,057,368 shares issued and outstanding
December 2015 - 11,761,083 shares issued and outstanding
Additional paid-in capital	155,453,781	123,282,851
Retained earnings	105,024,027	92,965,645
Accumulated other comprehensive income (loss):
Securities available for sale	2,730,155	(1,324,408)
Interest rate cap derivatives	(1,147,940)	(799,421)
Total stockholders' equity	275,117,391	225,885,750
Total liabilities and stockholders' equity	$2,683,434,288	$2,593,198,275

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
Three Months Ended June 30,

	2016	2015
Interest and dividend income:
Loans/leases, including fees	$20,238,179	$18,245,724
Securities:
Taxable	1,192,541	1,735,495
Nontaxable	2,276,203	1,890,320
Interest-bearing deposits at financial institutions	62,242	64,665
Restricted investment securities	133,546	108,161
Federal funds sold	10,573	6,247
Total interest and dividend income	23,913,284	22,050,612

Interest expense:
Deposits	1,344,398	1,083,487
Short-term borrowings	18,065	53,244
Federal Home Loan Bank advances	415,933	1,001,646
Other borrowings	824,437	1,108,442
Junior subordinated debentures	301,638	312,957
Total interest expense	2,904,471	3,559,776

Net interest income	21,008,813	18,490,836

Provision for loan/lease losses	1,197,850	2,348,665
Net interest income after provision for loan/lease losses	19,810,963	16,142,171

Noninterest income:
Trust department fees	1,512,083	1,511,176
Investment advisory and management fees	692,738	758,433
Deposit service fees	946,810	924,642
Gains on sales of residential real estate loans, net	84,413	95,535
Gains on sales of government guaranteed portions of loans, net	1,603,890	69,346
Swap fee income	167,582	393,723
Securities gains, net	18,030	-
Earnings on bank-owned life insurance	480,520	433,152
Debit card fees	343,748	255,000
Correspondent banking fees	244,939	285,379
Participation service fees on commercial loan participations	246,010	223,827
Fee income from early termination of leases	66,043	76,722
Credit card issuing fees	139,073	135,649
Other	216,522	298,650
Total noninterest income	6,762,401	5,461,234

Noninterest expense:
Salaries and employee benefits	10,917,473	11,091,952
Occupancy and equipment expense	1,884,556	1,865,552
Professional and data processing fees	1,542,322	1,470,695
Acquisition costs	354,969	-
FDIC insurance, other insurance and regulatory fees	649,604	730,563
Loan/lease expense	154,349	208,552
Net cost of operations of other real estate	277,911	(47,876)
Advertising and marketing	433,451	489,504
Postage and communications	256,567	214,142
Stationery and supplies	157,924	136,808
Bank service charges	415,350	358,996
Losses on debt extinguishment, net	-	6,894,185
Correspondent banking expense	181,776	165,091
Other	517,501	523,470
Total noninterest expense	17,743,753	24,101,634

Net income (loss) before income taxes	8,829,611	(2,498,229)
Federal and state income tax expense (benefit)	2,153,144	(1,974,411)

Net income (loss)	$6,676,467	$(523,818)

Basic earnings (loss) per common share	$0.54	$(0.05)
Diluted earnings (loss) per common share	$0.53	$(0.05)

Weighted average common shares outstanding	12,335,077	9,946,744
Weighted average common and common equivalent shares outstanding	12,516,474	9,946,744

Cash dividends declared per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Six Months Ended June 30,

	2016	2015
Interest and dividend income:
Loans/leases, including fees	$39,938,549	$36,250,243
Securities:
Taxable	2,548,744	3,678,260
Nontaxable	4,518,218	3,620,888
Interest-bearing deposits at financial institutions	122,559	141,719
Restricted investment securities	264,110	250,479
Federal funds sold	23,163	10,753
Total interest and dividend income	47,415,343	43,952,342

Interest expense:
Deposits	2,634,196	2,155,932
Short-term borrowings	61,131	117,269
Federal Home Loan Bank advances	857,637	2,445,361
Other borrowings	1,649,520	2,340,328
Junior subordinated debentures	606,524	620,399
Total interest expense	5,809,008	7,679,289

Net interest income	41,606,335	36,273,053

Provision for loan/lease losses	3,270,835	4,059,121
Net interest income after provision for loan/lease losses	38,335,500	32,213,932

Noninterest income:
Trust department fees	3,087,990	3,144,571
Investment advisory and management fees	1,351,123	1,468,476
Deposit service fees	1,877,889	1,825,998
Gains on sales of residential real estate loans, net	144,799	181,675
Gains on sales of government guaranteed portions of loans, net	2,482,418	140,319
Swap fee income	1,024,540	1,119,930
Securities gains, net	376,510	416,933
Earnings on bank-owned life insurance	874,129	911,891
Debit card fees	651,399	493,000
Correspondent banking fees	547,069	605,000
Participation service fees on commercial loan participations	456,719	445,776
Fee income from early termination of leases	77,793	161,560
Credit card issuing fees	275,728	269,810
Other	356,768	498,073
Total noninterest income	13,584,874	11,683,012

Noninterest expense:
Salaries and employee benefits	21,718,380	22,126,404
Occupancy and equipment expense	3,711,544	3,659,723
Professional and data processing fees	2,989,735	2,941,212
Acquisition costs	354,969	-
FDIC insurance, other insurance and regulatory fees	1,283,969	1,449,620
Loan/lease expense	317,168	511,475
Net cost of operations of other real estate	380,094	28,975
Advertising and marketing	819,710	907,741
Postage and communications	473,657	463,098
Stationery and supplies	322,795	279,363
Bank service charges	831,281	696,454
Losses on debt extinguishment, net	83,197	6,894,185
Correspondent banking expense	358,765	340,794
Other	1,052,987	1,006,751
Total noninterest expense	34,698,251	41,305,795

Net income before income taxes	17,222,123	2,591,149
Federal and state income tax expense (benefit)	4,172,167	(1,062,922)

Net income	$13,049,956	$3,654,071

Basic earnings per common share	$1.08	$0.41
Diluted earnings per common share	$1.07	$0.40

Weighted average common shares outstanding	12,064,349	8,961,327
Weighted average common and common equivalent shares outstanding	12,235,212	9,098,697

Cash dividends declared per common share	$0.08	$0.04

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015
Net income (loss)	$6,676,467	$(523,818)

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	2,081,800	(3,954,857)
Less reclassification adjustment for gains included in net income before tax	18,030	-
	2,063,770	(3,954,857)
Unrealized gains (losses) on interest rate cap derivatives:
Unrealized holding gains (losses) arising during the period before tax	(159,691)	119,433
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	20,154	9,561
	(179,845)	109,872

Other comprehensive income (loss), before tax	1,883,925	(3,844,985)
Tax expense (benefit)	703,292	(1,466,064)
Other comprehensive income (loss), net of tax	1,180,633	(2,378,921)

Comprehensive income (loss)	$7,857,100	$(2,902,739)

	Six Months Ended June 30,
	2016	2015
Net income	$13,049,956	$3,654,071

Other comprehensive income (loss):

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	6,945,518	443,347
Less reclassification adjustment for gains included in net income before tax	376,510	416,933
	6,569,008	26,414
Unrealized losses on interest rate cap derivatives:
Unrealized holding losses arising during the period before tax	(549,627)	(252,950)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	35,591	10,463
	(585,218)	(263,413)

Other comprehensive income (loss), before tax	5,983,790	(236,999)
Tax expense (benefit)	2,277,746	(78,943)
Other comprehensive income (loss), net of tax	3,706,044	(158,056)

Comprehensive income	$16,756,000	$3,496,015

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
Three and Six Months Ended June 30, 2016 and 2015

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2015	$11,761,083	$123,282,851	$92,965,645	$(2,123,829)	$-	$225,885,750
Net income	-	-	6,373,489	-	-	6,373,489
Other comprehensive income, net of tax	-	-	-	2,525,411	-	2,525,411
Common cash dividends declared, $0.04 per share	-	-	(470,873)	-	-	(470,873)
Proceeds from issuance of 5,054 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	5,054	94,560	-	-	-	99,614
Proceeds from issuance of 30,331 shares of common stock as a result of stock options exercised	30,331	382,639	-	-	-	412,970
Stock compensation expense	-	382,761				382,761
Tax benefit of nonqualified stock options exercised	-	22,508	-	-	-	22,508
Restricted stock awards	22,382	(22,382)	-	-	-	-
Exchange of 3,939 shares of common stock in connection with restricted stock vested, net	(3,939)	(84,972)	-	-	-	(88,911)
Balance March 31, 2016	$11,814,911	$124,057,965	$98,868,261	$401,582	$-	$235,142,719
Net income	-	-	6,676,467	-	-	6,676,467
Other comprehensive income, net of tax	-	-	-	1,180,633	-	1,180,633
Common cash dividends declared, $0.04 per share	-	-	(520,701)	-	-	(520,701)
Proceeds from the issuance of 1,215,000 shares of common stock, net of issuance costs	1,215,000	28,613,916	-	-	-	29,828,916
Proceeds from issuance of 6,982 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	6,982	142,887	-	-	-	149,869
Proceeds from issuance of 20,975 shares of common stock as a result of stock options exercised	20,975	230,671	-	-	-	251,646
Tax basis adjustment related to the acquistion of noncontrolling interest in m2 Lease Funds	-	2,132,415	-	-	-	2,132,415
Stock compensation expense	-	187,569				187,569
Tax benefit of nonqualified stock options exercised	-	87,858	-	-	-	87,858
Restricted stock awards	(500)	500	-	-	-	-
Balance June 30, 2016	$13,057,368	$155,453,781	$105,024,027	$1,582,215	$-	$275,117,391

				Accumulated
			Additional	Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2014	$8,074,443	$61,668,968	$77,876,824	$(1,935,216)	$(1,606,510)	$144,078,509
Net income	-	-	4,177,889	-	-	4,177,889
Other comprehensive income, net of tax	-	-	-	2,220,865	-	2,220,865
Proceeds from issuance of 5,679 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	5,679	82,641	-	-	-	- 88,320
Proceeds from issuance of 9,688 shares of common stock as a result of stock options exercised	9,688	94,728	-	-	-	104,416
Stock compensation expense	-	367,775	-	-	-	367,775
Tax benefit of nonqualified stock options exercised	-	15,651	-	-	-	15,651
Exchange of 3,272 shares of common stock in connection with restricted stock vested, net	(3,272)	(54,188)	-	-	-	(57,460)
Restricted stock awards	26,502	(26,502)	-	-	-	-
Balance March 31, 2015	$8,113,040	$62,149,073	$82,054,713	$285,649	$(1,606,510)	$150,995,965
Net loss	-	-	(523,818)	-	-	(523,818)
Other comprehensive loss, net of tax	-	-	-	(2,378,921)	-	(2,378,921)
Common cash dividends declared, $0.04 per share	-	-	(464,706)	-	-	(464,706)
Proceeds from issuance of 3,680,000 shares of common stock, net of issuance costs	3,680,000	59,804,123	-	-	-	63,484,123
Proceeds from issuance of 8,558 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	8,558	128,927	-	-	-	137,485
Proceeds from issuance of 17,240 shares of common stock as a result of stock options exercised	17,240	238,717	-	-	-	255,957
Tax benefit of nonqualified stock options exercised	-	15,827	-	-	-	15,827
Exchange of 630 shares of common stock in connection with stock options exercised	(630)	(10,616)	-	-	-	(11,246)
Stock compensation expense	-	186,751	-	-	-	186,751
Restricted stock awards	1,616	(1,616)	-	-	-	-
Balance June 30, 2015	$11,819,824	$122,511,186	$81,066,189	$(2,093,272)	$(1,606,510)	$211,697,417

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,049,956	$3,654,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,552,176	1,520,380
Provision for loan/lease losses	3,270,835	4,059,121
Stock-based compensation expense	570,330	554,526
Deferred compensation expense accrued	623,831	767,292
Losses (gains) on other real estate owned, net	157,739	(69,923)
Amortization of premiums on securities, net	611,900	485,085
Securities gains, net	(376,510)	(416,933)
Loans originated for sale	(43,526,263)	(15,205,967)
Proceeds on sales of loans	45,160,830	14,532,761
Gains on sales of residential real estate loans	(144,799)	(181,675)
Gains on sales of government guaranteed portions of loans	(2,482,418)	(140,319)
Losses on debt extinguishment, net	83,197	6,894,185
Amortization of core deposit intangible	99,756	99,756
Accretion of acquisition fair value adjustments, net	(61,065)	(267,414)
Increase in cash value of bank-owned life insurance	(874,129)	(911,891)
Increase in other assets	(4,330,548)	(4,767,394)
Increase (decrease) in other liabilities	1,386,323	(1,722,759)
Net cash provided by operating activities	$14,771,141	$8,882,902

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold	(975,000)	24,225,000
Net increase in interest-bearing deposits at financial institutions	(11,293,339)	(12,348,141)
Proceeds from sales of other real estate owned	864,817	1,723,317
Activity in securities portfolio:
Purchases	(97,132,279)	(181,272,218)
Calls, maturities and redemptions	96,704,276	177,366,721
Paydowns	13,321,512	8,003,250
Sales	61,075,145	54,966,923
Activity in restricted investment securities:
Purchases	(1,857,200)	(1,338,650)
Redemptions	-	3,431,700
Net increase in loans/leases originated and held for investment	(124,972,098)	(85,814,353)
Purchase of premises and equipment	(2,953,356)	(3,927,981)
Net cash used in investing activities	$(67,217,522)	$(14,984,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	92,920,820	157,102,985
Net decrease in short-term borrowings	(93,100,968)	(99,776,818)
Activity in Federal Home Loan Bank advances:
Term advances	-	5,000,000
Maturities	(9,000,000)	(22,000,000)
Net change in short-term and overnight advances	64,900,000	21,500,000
Prepayments	(10,524,197)	(81,192,185)
Activity in other borrowings:
Maturities and scheduled principal payments	-	(7,350,000)
Prepayments	(10,759,000)	(29,177,000)
Retirement of junior subordinated debentures	(3,955,000)	-
Payment of cash dividends on common stock	(939,456)	(315,954)
Net proceeds from the common stock offering, 3,680,000 shares issued	-	63,484,123
Net proceeds from the common stock offering, 1,215,000 shares issued	29,828,916	-
Proceeds from issuance of common stock, net	914,099	586,178
Net cash provided by financing activities	$60,285,214	$7,861,329

Net increase in cash and due from banks	7,838,833	1,759,799
Cash and due from banks, beginning	41,742,321	38,235,019
Cash and due from banks, ending	$49,581,154	$39,994,818

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
Six Months Ended June 30, 2016 and 2015

	2016	2015
Supplemental disclosure of cash flow information, cash payments for:
Interest	$5,852,789	$7,903,945

Income/franchise taxes	$4,869,300	$1,940,275

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale and derivative instruments, net	$3,706,044	$(158,056)

Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	$(88,911)	$(68,706)

Tax benefit of nonqualified stock options exercised	$110,366	$31,478

Transfers of loans to other real estate owned	$51,000	$837,782

Due to broker for purchases of securities	$(1,500,000)	$-

Tax basis adjustment related to the acquisition of noncontrolling interest in m2 Lease Funds	$2,132,415	$-

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2016

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

The financial information of the Company included herein has been prepared in accordance with U.S. GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim period ended June 30, 2016, are not necessarily indicative of the results expected for the year ending December 31, 2016, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	GAAP: Generally Accepted Accounting Principles
AOCI: Accumulated other comprehensive income (loss)	HTM: Held to maturity
AFS: Available for sale	m2: m2 Lease Funds, LLC
ASU: Accounting Standards Update	MD&A: Management's Discussion & Analysis
BOLI: Bank-owned life insurance	NIM: Net interest margin
Caps: Interest rate cap derivatives	NPA: Nonperforming asset
Community National: Community National Bancorporation	NPL: Nonperforming loan
CNB: Community National Bank	OREO: Other real estate owned
CRBT: Cedar Rapids Bank & Trust Company	OTTI: Other-than-temporary impairment
CRE: Commercial real estate	Provision: Provision for loan/lease losses
CSB: Community State Bank	QCBT: Quad City Bank & Trust Company
C&I: Commercial and industrial	RB&T: Rockford Bank & Trust Company
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	ROAA: Return on Average Assets
Consumer Protection Act	SBA: U.S. Small Business Administration
EPS: Earnings per share	SEC: Securities and Exchange Commission
Exchange Act: Securities Exchange Act of 1934, as amended	TA: Tangible assets
FASB: Financial Accounting Standards Board	TCE: Tangible common equity
FDIC: Federal Deposit Insurance Corporation	TDRs: Troubled debt restructurings
FHLB: Federal Home Loan Bank	The Company: QCR Holdings, Inc.
FRB: Federal Reserve Bank of Chicago	USDA: U.S. Department of Agriculture

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

On May 23, 2016, the Company announced the signing of a definitive agreement to acquire CSB, headquartered in Ankeny, Iowa, from Van Diest Investment Company. The transaction is expected to close during the third quarter of 2016, subject to certain customary closing conditions. The financial results of CSB are not recognized in this Report. See Note 9 to the Consolidated Financial Statements for additional information about the planned acquisition.

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

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall. ASU 2016-01 makes targeted adjustments to GAAP by eliminating the AFS classification for equity securities and requiring equity investments to be measured at fair value with changes in fair value recognized in net income. The standard also requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. The standard clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity’s other deferred tax assets. It also requires an entity to present separately (within other comprehensive income) the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the standard eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is in the process of analyzing the impact of adoption.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. Under the standard, assets measured at amortized costs (including loans, leases and AFS securities) will be presented at the net amount expected to be collected. Rather than the “incurred” model that is currently being utilized, the standard will require the use of a forward-looking approach to recognizing all expected credit losses at the beginning of an asset’s life. For public companies, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Companies may choose to early adopt for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of analyzing the impact of adoption on the Company’s consolidated financial statements.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Reclassifications: Certain amounts in the prior year’s consolidated financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of June 30, 2016 and December 31, 2015 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
June 30, 2016:
Securities HTM:
Municipal securities	$279,295,532	$6,194,753	$(731,170)	$284,759,115
Other securities	1,050,000	-	-	1,050,000
	$280,345,532	$6,194,753	$(731,170)	$285,809,115

Securities AFS:
U.S. govt. sponsored agency securities	$87,068,743	$1,332,981	$(80,276)	$88,321,448
Residential mortgage-backed and related securities	114,990,076	1,855,710	(80,276)	116,765,510
Municipal securities	22,463,188	945,994	(16,365)	23,392,817
Other securities	1,684,787	449,222	-	2,134,009
	$226,206,794	$4,583,907	$(176,917)	$230,613,784

December 31, 2015:
Securities HTM:
Municipal securities	$252,624,159	$3,190,558	$(1,173,432)	$254,641,285
Other securities	1,050,000	-	-	1,050,000
	$253,674,159	$3,190,558	$(1,173,432)	$255,691,285

Securities AFS:
U.S. govt. sponsored agency securities	$216,281,416	$104,524	$(2,848,561)	$213,537,379
Residential mortgage-backed and related securities	81,442,479	511,095	(1,283,439)	80,670,135
Municipal securities	26,764,981	872,985	(59,378)	27,578,588
Other securities	1,108,124	540,919	(163)	1,648,880
	$325,597,000	$2,029,523	$(4,191,541)	$323,434,982

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2016 and December 31, 2015, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2016:
Securities HTM:
Municipal securities	$5,805,354	$(384,457)	$14,508,402	$(346,713)	$20,313,756	$(731,170)

Securities AFS:
U.S. govt. sponsored agency securities	$5,825,476	$(80,276)	$-	$-	$5,825,476	$(80,276)
Residential mortgage-backed and related securities	4,337,187	(7,492)	8,829,330	(72,784)	13,166,517	(80,276)
Municipal securities	380,749	(206)	850,050	(16,159)	1,230,799	(16,365)
Other securities	-	-	-	-	-	-
	$10,543,412	$(87,974)	$9,679,380	$(88,943)	$20,222,792	$(176,917)

December 31, 2015:
Securities HTM:
Municipal securities	$14,803,408	$(294,438)	$19,927,581	$(878,994)	$34,730,989	$(1,173,432)

Securities AFS:
U.S. govt. sponsored agency securities	$112,900,327	$(1,397,591)	$64,476,661	$(1,450,970)	$177,376,988	$(2,848,561)
Residential mortgage-backed and related securities	40,356,921	(730,466)	19,836,637	(552,973)	60,193,558	(1,283,439)
Municipal securities	2,220,800	(31,807)	848,329	(27,571)	3,069,129	(59,378)
Other securities	411	(163)	-	-	411	(163)
	$155,478,459	$(2,160,027)	$85,161,627	$(2,031,514)	$240,640,086	$(4,191,541)

At June 30, 2016, the investment portfolio included 447 securities. Of this number, 30 securities were in an unrealized loss position. The aggregate losses of these securities totaled less than 1% of the total amortized cost of the portfolio. Of these 30 securities, 17 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At June 30, 2016 and December 31, 2015, equity securities represented less than 1% of the total portfolio.

The Company did not recognize OTTI on any debt or equity securities for the three or six months ended June 30, 2016 and 2015.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities for the three and six months ended June 30, 2016 and 2015, respectively, were from securities identified as AFS. Information on proceeds received, as well as pre-tax gross gains and losses from sales on those securities are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Proceeds from sales of securities	$5,548,294	$-	$61,075,145	$54,966,923
Pre-tax gross gains from sales of securities	18,030	-	533,545	569,551
Pre-tax gross losses from sales of securities	-	-	(157,035)	(152,618)

The amortized cost and fair value of securities as of June 30, 2016 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table. “Other securities” AFS are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities HTM:
Due in one year or less	$4,972,563	$4,993,619
Due after one year through five years	20,232,407	20,415,409
Due after five years	255,140,562	260,400,087
	$280,345,532	$285,809,115

Securities AFS:
Due in one year or less	$2,133,829	$2,141,186
Due after one year through five years	54,381,038	55,669,426
Due after five years	53,017,064	53,903,653
	$109,531,931	$111,714,265
Residential mortgage-backed and related securities	114,990,076	116,765,510
Other securities	1,684,787	2,134,009
	$226,206,794	$230,613,784

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity. These callable securities are summarized as follows:

	Amortized Cost	Fair Value
Securities HTM:
Municipal securities	$153,065,142	$156,170,970

Securities AFS:
U.S. govt. sponsored agency securities	23,616,009	23,718,901
Municipal securities	13,844,290	14,296,378
	$37,460,299	$38,015,279

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of June 30, 2016, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 77 issuers with fair values totaling $69.0 million and revenue bonds issued by 99 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $239.1 million. The Company held investments in general obligation bonds in 19 states, including four states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in nine states, including four states in which the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuer’s state:

June 30, 2016:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	13	$19,441,057	$19,965,926	$1,535,840
Illinois	9	10,127,747	10,527,337	1,169,704
Missouri	12	7,349,505	7,519,474	626,623
North Dakota	6	16,208,320	16,872,189	2,812,032
Other	37	13,738,908	14,133,036	381,974
Total general obligation bonds	77	$66,865,537	$69,017,962	$896,337

December 31, 2015:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	15	$19,974,939	$20,247,108	$1,349,807
Illinois	9	10,928,700	11,264,348	1,251,594
North Dakota	5	10,890,000	11,050,235	2,210,047
Missouri	12	7,924,800	7,986,856	665,571
Other	41	16,965,393	17,229,485	420,231
Total general obligation bonds	82	$66,683,832	$67,778,032	$826,561

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuer’s state:

June 30, 2016:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	41	$89,033,470	$90,174,695	$2,199,383
Iowa	26	73,076,794	74,933,480	2,882,057
Indiana	18	40,009,789	40,615,477	2,256,415
Kansas	5	13,172,824	13,315,662	2,663,132
North Dakota	4	8,161,630	8,359,661	2,089,915
Other	5	11,438,676	11,734,995	2,346,999
Total revenue bonds	99	$234,893,183	$239,133,970	$2,415,495

December 31, 2015:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	41	$78,593,590	$79,015,378	$1,927,204
Iowa	26	70,773,660	71,659,410	2,756,131
Indiana	17	40,018,381	40,210,320	2,365,313
Kansas	3	11,748,679	11,821,055	3,940,352
Other	5	11,570,998	11,735,678	2,347,136
Total revenue bonds	92	$212,705,308	$214,441,841	$2,330,890

Both general obligation and revenue bonds are diversified across many issuers. As of June 30, 2016 and December 31, 2015, the Company did not hold general obligation or revenue bonds of any single issuer, the aggregate book or market value of which exceeded 4% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company’s municipal securities are owned by each of the three charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually, and as of June 30, 2016, all were well within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of total risk-based capital.

As of June 30, 2016, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of June 30, 2016 and December 31, 2015 is presented as follows:

	As of June 30,	As of December 31,
	2016	2015

C&I loans	$706,261,186	$648,159,892
CRE loans
Owner-occupied CRE	258,688,445	252,523,164
Commercial construction, land development, and other land	48,948,825	49,083,844
Other non owner-occupied CRE	476,741,839	422,761,757
	784,379,109	724,368,765

Direct financing leases *	169,927,481	173,655,605
Residential real estate loans **	180,482,005	170,432,530
Installment and other consumer loans	73,658,172	73,669,493
	1,914,707,953	1,790,286,285
Plus deferred loan/lease origination costs, net of fees	8,065,444	7,736,390
	1,922,773,397	1,798,022,675
Less allowance	(28,097,490)	(26,140,906)
	$1,894,675,907	$1,771,881,769

* Direct financing leases:
Net minimum lease payments to be received	$190,107,687	$195,476,230
Estimated unguaranteed residual values of leased assets	1,085,154	1,165,706
Unearned lease/residual income	(21,265,360)	(22,986,331)
	169,927,481	173,655,605
Plus deferred lease origination costs, net of fees	6,339,871	6,594,582
	176,267,352	180,250,187
Less allowance	(3,226,194)	(3,395,088)
	$173,041,158	$176,855,099

*Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors, which is combined with management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider, which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three and six months ended June 30, 2016 and 2015.

**Includes residential real estate loans held for sale totaling $1,558,500 and $565,850 as of June 30, 2016, and December 31, 2015, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The aging of the loan/lease portfolio by classes of loans/leases as of June 30, 2016 and December 31, 2015 is presented as follows:

	As of June 30, 2016
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due*	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$687,859,076	$400,711	$13,225,353	$-	$4,776,046	$706,261,186
CRE
Owner-Occupied CRE	257,503,344	141,571	-	-	1,043,530	258,688,445
Commercial Construction, Land Development, and Other Land	48,759,844	-	-	-	188,981	48,948,825
Other Non Owner-Occupied CRE	473,256,279	530,808	1,384,387	84,500	1,485,865	476,741,839
Direct Financing Leases	165,927,453	1,036,764	1,230,235	-	1,733,029	169,927,481
Residential Real Estate	179,075,229	-	215,561	-	1,191,215	180,482,005
Installment and Other Consumer	72,831,797	446,971	59,391	1,868	318,145	73,658,172
	$1,885,213,022	$2,556,825	$16,114,927	$86,368	$10,736,811	$1,914,707,953

As a percentage of total loan/lease portfolio	98.46%	0.13%	0.84%	0.00%	0.56%	100.00%

	As of December 31, 2015
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$640,725,241	$1,636,860	$5,816	$-	$5,791,975	$648,159,892
CRE
Owner-Occupied CRE	251,612,752	182,949	-	-	727,463	252,523,164
Commercial Construction, Land Development, and Other Land	48,890,040	-	-	-	193,804	49,083,844
Other Non Owner-Occupied CRE	420,819,874	614,732	219,383	-	1,107,768	422,761,757
Direct Financing Leases	170,021,289	1,490,818	439,314	2,843	1,701,341	173,655,605
Residential Real Estate	166,415,118	2,800,589	200,080	-	1,016,743	170,432,530
Installment and Other Consumer	73,134,197	412,052	14,127	-	109,117	73,669,493
	$1,771,618,511	$7,138,000	$878,720	$2,843	$10,648,211	$1,790,286,285

As a percentage of total loan/lease portfolio	98.96%	0.40%	0.05%	0.00%	0.59%	100.00%

* Inflated due to a small number of loans that were not renewed timely. Since June 30, 2016, these loans were renewed without issue.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NPLs by classes of loans/leases as of June 30, 2016 and December 31, 2015 are presented as follows:

	As of June 30, 2016
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Accruing TDRs	Total NPLs	Percentage of Total NPLs

C&I	$-	$4,776,046	$171,108	$4,947,154	39.34%
CRE
Owner-Occupied CRE	-	1,043,530	-	1,043,530	8.30%
Commercial Construction, Land Development, and Other Land	-	188,981	-	188,981	1.50%
Other Non Owner-Occupied CRE	84,500	1,485,865	-	1,570,365	12.49%
Direct Financing Leases	-	1,733,029	1,059,919	2,792,948	22.21%
Residential Real Estate	-	1,191,215	393,799	1,585,014	12.60%
Installment and Other Consumer	1,868	318,145	128,151	448,164	3.56%
	$86,368	$10,736,811	$1,752,977	$12,576,156	100.00%

*Nonaccrual loans/leases included $2,351,137 of TDRs, including $767,261 in C&I loans, $1,422,722 in CRE loans, $34,850 in direct financing leases, $113,031 in residential real estate loans, and $13,273 in installment loans.

	As of December 31, 2015
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases **	Accruing TDRs	Total NPLs	Percentage of Total NPLs

C&I	$-	$5,791,975	$173,087	$5,965,062	50.96%
CRE				$-
Owner-Occupied CRE	-	727,463	-	$727,463	6.22%
Commercial Construction, Land Development, and Other Land	-	193,804	-	$193,804	1.66%
Other Non Owner-Occupied CRE	-	1,107,768	-	$1,107,768	9.46%
Direct Financing Leases	2,843	1,701,341	-	$1,704,184	14.56%
Residential Real Estate	-	1,016,743	402,044	$1,418,787	12.12%
Installment and Other Consumer	-	109,117	478,625	$587,742	5.02%
	$2,843	$10,648,211	$1,053,756	$11,704,810	100.00%

**Nonaccrual loans/leases included $1,533,657 of TDRs, including $1,164,423 in C&I loans, $193,804 in CRE loans, $42,098 in direct financing leases, $119,305 in residential real estate loans, and $14,027 in installment loans.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance by portfolio segment for the three and six months ended June 30, 2016 and 2015, respectively, are presented as follows:

	Three Months Ended June 30, 2016
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$10,991,979	$10,090,567	$3,287,231	$1,836,622	$1,189,043	$27,395,442
Provisions (credits) charged to expense	(241,600)	919,596	460,997	194,988	(136,131)	1,197,850
Loans/leases charged off	(48,983)	(23,101)	(534,716)	(17,523)	(9,892)	(634,215)
Recoveries on loans/leases previously charged off	23,110	-	12,682	900	101,721	138,413
Balance, ending	$10,724,506	$10,987,062	$3,226,194	$2,014,987	$1,144,741	$28,097,490

	Three Months Ended June 30, 2015
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$9,093,650	$8,838,204	$3,310,973	$1,597,754	$1,042,693	$23,883,274
Provisions charged to expense	604,731	1,081,753	473,982	122,381	65,818	2,348,665
Loans/leases charged off	(45,337)	-	(465,098)	-	(25,255)	(535,690)
Recoveries on loans/leases previously charged off	367,822	9,699	32,446	-	39,784	449,751
Balance, ending	$10,020,866	$9,929,656	$3,352,303	$1,720,135	$1,123,040	$26,146,000

	Six Months Ended June 30, 2016

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$10,484,080	$9,375,117	$3,395,088	$1,790,150	$1,096,471	$26,140,906
Provisions (credits) charged to expense	498,231	1,635,046	939,242	257,644	(59,328)	3,270,835
Loans/leases charged off	(292,549)	(23,101)	(1,135,654)	(33,707)	(17,488)	(1,502,499)
Recoveries on loans/leases previously charged off	34,744	-	27,518	900	125,086	188,248
Balance, ending	$10,724,506	$10,987,062	$3,226,194	$2,014,987	$1,144,741	$28,097,490

	Six Months Ended June 30, 2015

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$8,750,317	$8,353,386	$3,442,915	$1,525,952	$1,001,795	$23,074,365
Provisions charged to expense	993,372	1,917,647	877,434	194,183	76,485	4,059,121
Loans/leases charged off	(245,638)	(351,076)	(1,012,590)	-	(34,049)	(1,643,353)
Recoveries on loans/leases previously charged off	522,815	9,699	44,544	-	78,809	655,867
Balance, ending	$10,020,866	$9,929,656	$3,352,303	$1,720,135	$1,123,040	$26,146,000

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance by impairment evaluation and by portfolio segment as of June 30, 2016 and December 31, 2015 is presented as follows:

	As of June 30, 2016
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$1,242,430	$123,079	$555,819	$198,020	$138,490	$2,257,838
Allowance for nonimpaired loans/leases	9,482,076	10,863,983	2,670,375	1,816,967	1,006,251	25,839,652
	$10,724,506	$10,987,062	$3,226,194	$2,014,987	$1,144,741	$28,097,490

Impaired loans/leases	$4,454,638	$2,616,301	$2,678,521	$1,585,013	$446,297	$11,780,770
Nonimpaired loans/leases	701,806,548	781,762,808	167,248,960	178,896,992	73,211,875	1,902,927,183
	$706,261,186	$784,379,109	$169,927,481	$180,482,005	$73,658,172	$1,914,707,953

Allowance as a percentage of impaired loans/leases	27.89%	4.70%	20.75%	12.49%	31.03%	19.17%
Allowance as a percentage of nonimpaired loans/leases	1.35%	1.39%	1.60%	1.02%	1.37%	1.36%
Total allowance as a percentage of total loans/leases	1.52%	1.40%	1.90%	1.12%	1.55%	1.46%

	As of December 31, 2015
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$2,592,270	$76,934	$306,193	$185,801	$143,089	$3,304,287
Allowance for nonimpaired loans/leases	7,891,810	9,298,183	3,088,895	1,604,349	953,382	22,836,619
	$10,484,080	$9,375,117	$3,395,088	$1,790,150	$1,096,471	$26,140,906

Impaired loans/leases	$5,286,482	$2,029,035	$1,701,341	$1,418,787	$587,742	$11,023,387
Nonimpaired loans/leases	642,873,410	722,339,730	171,954,264	169,013,743	73,081,751	1,779,262,898
	$648,159,892	$724,368,765	$173,655,605	$170,432,530	$73,669,493	$1,790,286,285

Allowance as a percentage of impaired loans/leases	49.04%	3.79%	18.00%	13.10%	24.35%	29.98%
Allowance as a percentage of nonimpaired loans/leases	1.23%	1.29%	1.80%	0.95%	1.30%	1.28%
Total allowance as a percentage of total loans/leases	1.62%	1.29%	1.96%	1.05%	1.49%	1.45%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the six months ended June 30, 2016 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$639,448	$780,390	$-	$3,197,308	$5,343	$5,343
CRE
Owner-Occupied CRE	-	93,774	-	163,216	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	-	-	-
Other Non Owner-Occupied CRE	1,516,555	1,516,555	-	1,243,616	-	-
Direct Financing Leases	1,652,661	1,652,661	-	1,398,419	31,500	31,500
Residential Real Estate	672,061	711,262	-	627,715	2,051	2,051
Installment and Other Consumer	231,730	231,730	-	281,740	-	-
	$4,712,455	$4,986,372	$-	$6,912,014	$38,894	$38,894

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$3,815,190	$3,819,029	$1,242,430	$1,775,881	$-	$-
CRE
Owner-Occupied CRE	-	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	188,981	200,981	79,911	191,384	-	-
Other Non Owner-Occupied CRE	910,765	910,765	43,168	595,714	-	-
Direct Financing Leases	1,025,860	1,025,860	555,819	866,749	-	-
Residential Real Estate	912,952	948,530	198,020	872,297	3,906	3,906
Installment and Other Consumer	214,567	214,567	138,490	212,806	2,968	2,968
	$7,068,315	$7,119,732	$2,257,838	$4,514,831	$6,874	$6,874

Total Impaired Loans/Leases:
C&I	$4,454,638	$4,599,419	$1,242,430	$4,973,189	$5,343	$5,343
CRE
Owner-Occupied CRE	-	93,774	-	163,216	-	-
Commercial Construction, Land Development, and Other Land	188,981	200,981	79,911	191,384	-	-
Other Non Owner-Occupied CRE	2,427,320	2,427,320	43,168	1,839,330	-	-
Direct Financing Leases	2,678,521	2,678,521	555,819	2,265,168	31,500	31,500
Residential Real Estate	1,585,013	1,659,792	198,020	1,500,012	5,957	5,957
Installment and Other Consumer	446,297	446,297	138,490	494,546	2,968	2,968
	$11,780,770	$12,106,104	$2,257,838	$11,426,845	$45,768	$45,768

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended June 30, 2016 and 2015, respectively, are presented as follows:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
Classes of Loans/Leases	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$2,524,056	$3,519	$3,519	$320,187	$1,860	$1,860
CRE
Owner-Occupied CRE	121,444	-	-	550,374	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	222,926	-	-
Other Non Owner-Occupied CRE	1,311,540	-	-	2,474,448	-	-
Direct Financing Leases	1,510,987	19,897	19,897	582,316	1,878	1,878
Residential Real Estate	621,354	1,013	1,013	969,580	-	-
Installment and Other Consumer	229,207	-	-	705,750	475	475
	$6,318,588	$24,429	$24,429	$5,825,581	$4,213	$4,213

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$2,292,483	$-	$-	$4,912,917	$-	$-
CRE
Owner-Occupied CRE	-	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	190,174	-	-	139,250	-	-
Other Non Owner-Occupied CRE	658,220	-	-	1,657,506	-	-
Direct Financing Leases	995,446	-	-	561,840	-	-
Residential Real Estate	919,271	1,948	1,948	869,073	1,967	1,967
Installment and Other Consumer	218,742	1,468	1,468	608,277	2,252	2,252
	$5,274,336	$3,416	$3,416	$8,748,863	$4,219	$4,219

Total Impaired Loans/Leases:
C&I	$4,816,539	$3,519	$3,519	$5,233,104	$1,860	$1,860
CRE
Owner-Occupied CRE	121,444	-	-	550,374	-	-
Commercial Construction, Land Development, and Other Land	190,174	-	-	362,176	-	-
Other Non Owner-Occupied CRE	1,969,760	-	-	4,131,954	-	-
Direct Financing Leases	2,506,433	19,897	19,897	1,144,156	1,878	1,878
Residential Real Estate	1,540,625	2,961	2,961	1,838,653	1,967	1,967
Installment and Other Consumer	447,949	1,468	1,468	1,314,027	2,727	2,727
	$11,592,924	$27,845	$27,845	$14,574,444	$8,432	$8,432

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$678,225,838	$247,914,237	$44,672,408	$458,961,143	$1,429,773,626	95.92%
Special Mention (Rating 6)	6,381,586	2,114,505	1,780,000	5,954,788	16,230,879	1.09%
Substandard (Rating 7)	21,653,762	8,659,703	2,496,417	11,825,908	44,635,790	2.99%
Doubtful (Rating 8)	-	-	-	-	-	-
	$706,261,186	$258,688,445	$48,948,825	$476,741,839	$1,490,640,295	100.00%

	As of June 30, 2016
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$167,134,533	$178,896,991	$73,210,008	$419,241,532	98.86%
Nonperforming	2,792,948	1,585,014	448,164	4,826,126	1.14%
	$169,927,481	$180,482,005	$73,658,172	$424,067,658	100.00%

	As of December 31, 2015
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$616,200,797	$238,119,608	$46,929,876	$406,027,442	$1,307,277,723	95.24%
Special Mention (Rating 6)	18,031,845	8,630,658	1,780,000	8,846,286	37,288,789	2.72%
Substandard (Rating 7)	13,927,250	5,772,898	373,968	7,888,029	27,962,145	2.04%
Doubtful (Rating 8)	-	-	-	-	-	-
	$648,159,892	$252,523,164	$49,083,844	$422,761,757	$1,372,528,657	100.00%

	As of December 31, 2015
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$171,951,421	$169,013,743	$73,081,751	$414,046,915	99.11%
Nonperforming	1,704,184	1,418,787	587,742	3,710,713	0.89%
	$173,655,605	$170,432,530	$73,669,493	$417,757,628	100.00%

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing TDRs.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of June 30, 2016 and December 31, 2015, TDRs totaled $4,104,114 and $2,587,413, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three and six months ended June 30, 2016. There were no TDRs that were restructured during the three and six months ended June 30, 2015. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended June 30, 2016
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of Maturity
C&I	1	$52,286	$52,286	$-
	1	$52,286	$52,286	$-

CONCESSION - Significant Payment Delay
C&I	1	$62,140	$62,140	$-
Direct Financing Leases	4	494,692	494,692	-
	5	$556,832	$556,832	$-

CONCESSION - Interest Rate Adjusted Below Market
CRE - Other	1	$1,233,740	$1,233,740	$-
	1	$1,233,740	$1,233,740	$-

TOTAL	7	$1,842,858	$1,842,858	$-

	For the six months ended June 30, 2016
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of Maturity
C&I	1	$52,286	$52,286	$-
Direct Financing Leases	4	410,653	410,653	-
	5	$462,939	$462,939	$-

CONCESSION - Significant Payment Delay
C&I	1	$62,140	$62,140	$-
Direct Financing Leases	5	540,631	540,631	-
	6	$602,771	$602,771	$-

CONCESSION - Interest Rate Adjusted Below Market
CRE - Other	1	$1,233,740	$1,233,740	$-
	1	$1,233,740	$1,233,740	$-

TOTAL	12	$2,299,450	$2,299,450	$-

Of the TDRs reported above, one with a post-modification recorded balance of $1,233,740 was on nonaccrual as of June 30, 2016.

For the three and six months ended June 30, 2016 and 2015, none of the Company’s TDRs had redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

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

As of December 31, 2015, the Company maintained a $40.0 million revolving line of credit note, with interest calculated at the effective LIBOR rate plus 2.50% per annum (3.10% at December 31, 2015). At December 31, 2015, the Company had not borrowed on this revolving credit note and had the full amount available. At the renewal date in June 2016, the note was amended to provide a $10.0 million revolving line of credit note and a $30.0 million term note commitment with a 5-year term. Interest on both facilities is calculated at the effective LIBOR rate plus 2.50% per annum (3.13% at June 30, 2016). At June 30, 2016, the Company had not borrowed on either of these facilities and had the full amounts available. Similar to the previous revolving note agreement, the amended agreement contains covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

NOTE 5 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income (loss)	$6,676,467	$(523,818)	$13,049,956	$3,654,071

Basic EPS	$0.54	$(0.05)	$1.08	$0.41
Diluted EPS	$0.53	$(0.05)	$1.07	$0.40

Weighted average common shares outstanding*	12,335,077	9,946,744	12,064,349	8,961,327
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan**	181,397	-	170,863	137,370
Weighted average common and common equivalent shares outstanding**	12,516,474	9,946,744	12,235,212	9,098,697

*The increase in the weighted average common shares outstanding was primarily due to the common stock issuance discussed in Note 9 to the Consolidated Financial Statements.
**In accordance with U.S. GAAP, the common equivalent shares are not considered in the calculation of diluted EPS in periods when the numerator is a net loss.

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

●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at June 30, 2016 and December 31, 2015:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2016:
Securities AFS:
U.S. govt. sponsored agency securities	$88,321,448	$-	$88,321,448	$-
Residential mortgage-backed and related securities	116,765,510	-	116,765,510	-
Municipal securities	23,392,817	-	23,392,817	-
Other securities	2,134,009	1,353	2,132,656	-
Interest rate caps	270,806	-	270,806	-
Interest rate swaps - assets	9,867,856	-	9,867,856	-
Total assets measured at fair value	$240,752,446	$1,353	$240,751,093	$-

Interest rate swaps - liabilities	$9,867,856	$-	$9,867,856	$-
Total liabilities measured at fair value	$9,867,856	$-	$9,867,856	$-

December 31, 2015:
Securities AFS:
U.S. govt. sponsored agency securities	$213,537,379	$-	$213,537,379	$-
Residential mortgage-backed and related securities	80,670,135	-	80,670,135	-
Municipal securities	27,578,588	-	27,578,588	-
Other securities	1,648,880	411	1,648,469	-
Interest rate caps	856,024	-	856,024	-
Interest rate swaps - assets	3,044,525	-	3,044,525	-
Total assets measured at fair value	$327,335,531	$411	$327,335,120	$-

Interest rate swaps - liabilities	$3,044,525	$-	$3,044,525	$-
Total liabilities measured at fair value	$3,044,525	$-	$3,044,525	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three and six months ended June 30, 2016 or 2015.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Interest rate caps are used for the purpose of hedging interest rate risk. The fair values are determined by pricing models that consider observable market data for derivative instruments with similar structures (Level 2 inputs).

Interest rate swaps are executed for select commercial customers. The interest rate swaps are further described in Note 1 of the Company’s annual report filed on form 10-K as of December 31, 2015. The fair values are determined by comparing the contract rate on the swap with the then-current market rate for the remaining term of the transaction (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprise the following at June 30, 2016 and December 31, 2015:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2016:
Impaired loans/leases	$5,669,757	$-	$-	$5,669,757
OREO	6,673,430	-	-	6,673,430
	$12,343,187	$-	$-	$12,343,187

December 31, 2015:
Impaired loans/leases	$4,545,966	$-	$-	$4,545,966
OREO	7,722,711	-	-	7,722,711
	$12,268,677	$-	$-	$12,268,677

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value June 30, 2016	Fair Value December 31, 2015	Valuation Technique	Unobservable Input	Range

Impaired loans/leases	$5,669,757	$4,545,966	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-50.00%
OREO	6,673,430	7,722,711	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For the impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the three and six months ended June 30, 2016 and 2015.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of June 30, 2016		As of December 31, 2015
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Cash and due from banks	Level 1	$49,581,154	$49,581,154	$41,742,321	$41,742,321
Federal funds sold	Level 2	20,825,000	20,825,000	19,850,000	19,850,000
Interest-bearing deposits at financial institutions	Level 2	47,607,304	47,607,304	36,313,965	36,313,965
Investment securities:
HTM	Level 2	280,345,532	285,809,115	253,674,159	255,691,285
AFS	See Previous Table	240,481,640	240,481,640	323,434,982	323,434,982
Loans/leases receivable, net	Level 3	5,249,775	5,669,757	4,209,228	4,545,966
Loans/leases receivable, net	Level 2	1,889,426,132	1,897,957,225	1,767,672,541	1,764,178,772
Interest rate caps	Level 2	270,806	270,806	856,024	856,024
Interest rate swaps - assets	Level 2	9,867,856	9,867,856	3,044,525	3,044,525
Deposits:
Nonmaturity deposits	Level 2	1,554,404,101	1,554,404,101	1,516,599,081	1,516,599,081
Time deposits	Level 2	419,189,683	420,107,000	364,067,103	364,192,000
Short-term borrowings	Level 2	51,561,748	51,561,748	144,662,716	144,662,716
FHLB advances	Level 2	196,900,000	198,373,000	151,000,000	153,143,000
Other borrowings	Level 2	100,000,000	106,692,000	110,000,000	116,061,000
Junior subordinated debentures	Level 2	33,412,643	24,627,848	38,499,052	27,642,093
Interest rate swaps - liabilities	Level 2	9,867,856	9,867,856	3,044,525	3,044,525

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Selected financial information on the Company’s business segments is presented as follows as of and for the three and six months ended June 30, 2016 and 2015.

	Commercial Banking			Wealth		Intercompany	Consolidated
	QCBT	CRBT	RB&T	Management	All Other	Eliminations	Total
Three Months Ended June 30, 2016
Total revenue	$14,162,914	$10,438,092	$3,918,629	$2,204,821	$8,244,495	$(8,293,266)	$30,675,685
Net interest income	$11,207,759	$7,135,725	$2,945,417	$-	$(280,088)	$-	$21,008,813
Net income	$3,898,343	$3,144,986	$772,169	$386,202	$6,676,467	$(8,201,700)	$6,676,467
Total assets	$1,390,025,232	$904,367,275	$402,157,473	$-	$328,099,700	$(341,215,392)	$2,683,434,288
Provision	$747,850	$150,000	$300,000	$-	$-	$-	$1,197,850
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,371,653	$-	$-	$-	$-	$1,371,653

Three Months Ended June 30, 2015
Total revenue	$12,930,582	$8,777,259	$3,627,740	$2,269,609	$718,325	$(811,669)	$27,511,846
Net interest income	$9,741,899	$6,522,511	$2,684,330	$-	$(457,904)	$-	$18,490,836
Net income (loss)	$229,577	$(316,567)	$529,567	$438,530	$(523,818)	$(881,107)	$(523,818)
Total assets	$1,299,556,911	$860,403,296	$363,049,771	$-	$268,874,722	$(248,915,854)	$2,542,968,846
Provision	$1,673,665	$500,000	$175,000	$-	$-	$-	$2,348,665
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,571,165	$-	$-	$-	$-	$1,571,165

Six Months Ended June 30, 2016
Total revenue	$27,679,846	$21,277,313	$7,712,876	$4,439,113	$15,104,270	$(15,213,201)	$61,000,217
Net interest income	$22,169,206	$14,160,713	$5,857,391	$-	$(580,975)	$-	$41,606,335
Net income	$6,730,039	$6,079,717	$1,389,954	$833,972	$13,049,955	$(15,033,681)	$13,049,956
Total assets	$1,390,025,232	$904,367,275	$402,157,473	$-	$328,099,700	$(341,215,392)	$2,683,434,288
Provision	$1,970,835	$700,000	$600,000	$-	$-	$-	$3,270,835
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,371,653	$-	$-	$-	$-	$1,371,653

Six Months Ended June 30, 2015
Total revenue	$25,732,000	$18,302,906	$7,169,330	$4,613,047	$6,334,768	$(6,516,697)	$55,635,354
Net interest income	$19,016,937	$12,880,808	$5,318,412	$-	$(943,104)	$-	$36,273,053
Net income	$2,792,190	$1,751,739	$1,048,224	$897,860	$3,654,071	$(6,490,013)	$3,654,071
Total assets	$1,299,556,911	$860,403,296	$363,049,771	$-	$268,874,722	$(248,915,854)	$2,542,968,846
Provision	$2,556,121	$1,100,000	$403,000	$-	$-	$-	$4,059,121
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,571,165	$-	$-	$-	$-	$1,571,165

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of June 30, 2016 and December 31, 2015, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of June 30, 2016 and December 31, 2015 are also presented in the following table (dollars in thousands). As of June 30, 2016 and December 31, 2015, each of the subsidiary banks met the requirements to be “well capitalized”.

			For Capital			To Be Well
			Adequacy Purposes			Capitalized Under
			With Capital			Prompt Corrective
	Actual		Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2016:
Company:
Total risk-based capital	$322,562	14.29%	$194,670	>	8.625%	$225,705	>	10.0%
Tier 1 risk-based capital	294,265	13.04%	149,529	>	6.625	180,564	>	8.0
Tier 1 leverage	294,265	11.18%	105,263	>	4.000	131,578	>	5.0
Common equity Tier 1	264,422	11.72%	115,674	>	5.125	146,708	>	6.5
Quad City Bank & Trust:
Total risk-based capital	$143,744	12.76%	$97,131	>	8.625%	$112,616	>	10.0%
Tier 1 risk-based capital	131,003	11.63%	74,608	>	6.625	90,093	>	8.0
Tier 1 leverage	131,003	9.42%	55,618	>	4.000	69,523	>	5.0
Common equity Tier 1	131,003	11.63%	57,716	>	5.125	73,200	>	6.5
Cedar Rapids Bank & Trust:
Total risk-based capital	$110,325	13.82%	$68,850	>	8.625%	$79,826	>	10.0%
Tier 1 risk-based capital	100,331	12.57%	52,885	>	6.625	63,861	>	8.0
Tier 1 leverage	100,331	11.20%	35,830	>	4.000	44,788	>	5.0
Common equity Tier 1	100,331	12.57%	40,911	>	5.125	51,887	>	6.5
Rockford Bank & Trust:
Total risk-based capital	$40,108	11.87%	$29,154	>	8.625%	$33,801	>	10.0%
Tier 1 risk-based capital	35,877	10.61%	22,393	>	6.625	27,041	>	8.0
Tier 1 leverage	35,877	9.50%	15,099	>	4.000	18,874	>	5.0
Common equity Tier 1	35,877	10.61%	17,323	>	5.125	21,971	>	6.5

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

						To Be Well Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes*			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2015:
Company:
Total risk-based capital	$280,273	13.11%	$170,969	>	8.0%	$213,711	>	10.0%
Tier 1 risk-based capital	253,891	11.88%	128,227	>	6.0	170,969	>	8.0
Tier 1 leverage	253,891	9.75%	104,163	>	4.0	130,203	>	5.0
Common equity Tier 1	220,800	10.33%	96,170	>	4.5	138,912	>	6.5
Quad City Bank & Trust:
Total risk-based capital	$135,477	12.50%	$86,726	>	8.0%	$108,407	>	10.0%
Tier 1 risk-based capital	123,498	11.39%	65,044	>	6.0	86,726	>	8.0
Tier 1 leverage	123,498	8.87%	55,718	>	4.0	69,648	>	5.0
Common equity Tier 1	123,498	11.39%	48,783	>	4.5	70,465	>	6.5
Cedar Rapids Bank & Trust:
Total risk-based capital	$105,285	14.39%	$58,537	>	8.0%	$73,172	>	10.0%
Tier 1 risk-based capital	96,118	13.14%	43,903	>	6.0	58,537	>	8.0
Tier 1 leverage	96,118	10.96%	35,079	>	4.0	43,848	>	5.0
Common equity Tier 1	96,118	13.14%	32,927	>	4.5	47,562	>	6.5
Rockford Bank & Trust:
Total risk-based capital	$38,544	11.96%	$25,772	>	8.0%	$32,216	>	10.0%
Tier 1 risk-based capital	34,514	10.71%	19,329	>	6.0	25,772	>	8.0
Tier 1 leverage	34,514	9.59%	14,401	>	4.0	18,001	>	5.0
Common equity Tier 1	34,514	10.71%	14,497	>	4.5	20,940	>	6.5

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 9 – ACQUISITION OF COMMUNITY STATE BANK AND COMMON STOCK OFFERING

On May 23, 2016, the Company announced the signing of a definitive agreement to acquire CSB, headquartered in Ankeny, Iowa, from Van Diest Investment Company. CSB is an Iowa-chartered bank that operates ten banking locations throughout the Des Moines metropolitan area. As of June 30, 2016, CSB had $571 million in assets, $433 million in loans and $481 million in deposits.

In the acquisition, the Company will acquire from Van Diest Investment Company 100% of the outstanding common stock of CSB for cash consideration of $80 million. The transaction is subject to certain customary closing conditions and is expected to close during the third quarter of 2016. The Company intends to maintain CSB as an independent banking charter.

In connection with the planned acquisition, during the second quarter the Company sold 1,215,000 shares of its common stock at a price of $24.75 per share, for approximate gross proceeds of $30 million, before deducting anticipated expenses. The shares were offered to institutional investors in a registered direct offering conducted without an underwriter or placement agent. The offering was a take-down of a previously filed shelf registration and closed on May 23, 2016.

Cash received from the common stock offering will be used to help finance the purchase price of the pending acquisition. Additionally, the Company plans to draw approximately $5 million on its $10 million revolving line of credit and fully fund the $30 million term facility it has available. Both of these facilities are described further in Note 4 to the Consolidated Financial Statements. Cash dividends of approximately $15 million from QCBT and CRBT will be used to finance the remainder of the purchase price.

During the second quarter of 2016, the Company incurred $355 thousand of expenses related to the planned acquisition, comprised primarily of legal and investment banking costs.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries for the three and six months ending June 30, 2016. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. The page locations and specific sections and notes that are referred to are presented in the table of contents.

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

●

QCBT commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. QCBT also provides leasing services through its wholly-owned subsidiary, m2, located in Brookfield, Wisconsin. In addition, QCBT owns 100% of Quad City Investment Advisors, LLC, which is an investment management and advisory company.

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

EXECUTIVE OVERVIEW

The Company reported net income of $6.7 million for the quarter ended June 30, 2016, and diluted EPS of $0.53. By comparison, for the quarter ended March 31, 2016, the Company reported net income of $6.4 million, and diluted EPS of $0.53. For the second quarter of 2015, the Company reported a net loss of $524 thousand, and diluted EPS of ($0.05).

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

For the six months ended June 30, 2016, the Company reported net income of $13.0 million, and diluted EPS of $1.07. By comparison, for the six months ended June 30, 2015, the Company reported net income of $3.7 million, and diluted EPS of $0.40.

The second quarter of 2016 was highlighted by several significant items:

●	Loan and lease growth at an annualized rate of 13.9% through the first six months of the year;
●	Strong swap fee income and gains on the sale of government guaranteed portions of loans, totaling $3.5 million year-to-date;
●	NIM improvement of 3 basis points quarter-over-quarter; and
●	ROAA improvement to 1.01% for the current quarter.

Following is a table that represents the various net income measurements for the Company.

	For the three months ended			For the six months ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net income (loss)	$6,676,467	$6,373,489	$(523,818)	$13,049,956	$3,654,071

Diluted earnings (loss) per common share	$0.53	$0.53	$(0.05)	$1.07	$0.40

Weighted average common and common equivalent shares outstanding*	12,516,474	11,953,949	9,946,744	12,235,212	9,098,697

*The increase in the weighted average common and common equivalent shares outstanding was primarily due to the common stock issuance discussed in Note 9 to the Consolidated Financial Statements.

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended			For the six months ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net interest income	$21,008,813	$20,597,522	$18,490,836	$41,606,335	$36,273,053
Provision expense	1,197,850	2,072,985	2,348,665	3,270,835	4,059,121
Noninterest income	6,762,401	6,822,473	5,461,234	13,584,874	11,683,012
Noninterest expense	17,743,753	16,954,498	24,101,634	34,698,251	41,305,795
Federal and state income tax expense (benefit)	2,153,144	2,019,023	(1,974,411)	4,172,167	(1,062,922)
Net income (loss)	$6,676,467	$6,373,489	$(523,818)	$13,049,956	$3,654,071

In comparing quarter-over-quarter, following are some noteworthy changes in the Company’s financial results:

●	Net interest income increased 2% compared to the first quarter of 2016 and increased 14% from the same period in 2015.

●	Provision decreased 42% compared to the first quarter of 2016. Provision decreased 49% from the same period of 2015. Both decreases were primarily due to continued strong asset quality.

●

Noninterest income decreased less than 1% compared to the first quarter of 2016. Noninterest income increased 24% from the second quarter of 2015. Noninterest income fluctuations are primarily driven by swap fee income and gains on the sale of government guaranteed portions of loans (totaling $1.8 million for the quarter ended June 30, 2016 compared to $1.7 million and $463 thousand for the quarters ending March 31, 2016 and June 30, 2015, respectively).

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●

Noninterest expense increased 5% compared to the first quarter of 2016. The second quarter of 2016 included higher commissions and incentive accruals directly related to the swap fee income and gains on the sale of government guaranteed loans. Noninterest expense decreased 26% from the second quarter of 2015. The second quarter of 2015 included several nonrecurring expense items totaling approximately $7.7 million, $6.9 million of which related to the extinguishment of debt.

●

Federal and state income tax expense increased 7% compared to the first quarter of 2016. Federal and state income tax increased significantly compared to the second quarter of 2015. See the Income Taxes section of this report for additional details.

LONG-TERM FINANCIAL GOALS

As previously stated, the Company has established certain financial goals by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company’s ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company’s Form 10-K. The Company’s long-term financial goals are as follows:

●	Improve balance sheet efficiency by targeting a gross loans and leases to total assets ratio in the range of 70 – 75%;

●	Improve profitability (measured by NIM and ROAA);

●	Continue to improve asset quality by reducing NPAs to total assets to below 0.75% and maintain charge-offs as a percentage of average loans/leases of under 0.25% annually;

●	Reduce reliance on wholesale funding to less than 15% of total assets;

●	Grow noninterest bearing deposits to more than 30% of total assets;

●	Increase the commercial lease portfolio so that it represents 10% of total assets;

●	Grow gains on sales of government guaranteed portions of loans and swap fee income to more than $4 million annually; and

●	Grow wealth management segment net income by 15% annually.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table shows the evaluation of the Company’s long-term financial goals.

			For the Quarter Ending
			June 30, 2016	March 31, 2016	June 30, 2015
Goal	Key Metric	Target**	(dollars in thousands)
Balance sheet efficiency	Gross loans and leases to total assets	70 - 75%	72%	71%	67%
Profitability	NIM	> 3.50%	3.62%	3.59%	3.33%
	ROAA	> 1.00%	1.01%	0.98%	-0.08%
Asset quality	NPAs to total assets	< 0.75%	0.70%	0.71%	1.07%
	Net charge-offs to average loans and leases*	< 0.25% annually	0.12%	0.16%	0.12%
Lower reliance on wholesale funding	Wholesale funding to total assets	< 15%	18%	17%	22%
Funding mix	Noninterest bearing deposits as a percentage of total assets	> 30%	23%	24%	25%
Commercial leasing	Leases as a percentage of total assets	10%	6%	7%	7%
Consistent, high quality noninterest income revenue streams	Gains on sales of government guaranteed portions of loans and swap fee income*	> $4 million annually	$7.1 million	$6.9 million	$2.5 million
	Grow wealth management segment net income*	> 15% annually	2%	10%	8%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period, that are then annualized for comparison.
** Targets will be re-evaluated and adjusted as needed.

STRATEGIC DEVELOPMENTS

The Company took the following actions to support its corporate strategy and the long-term financial goals shown above.

●

Loan and lease growth year-to-date was 6.9%, or an annualized rate of 13.9%. This exceeded the Company’s target organic growth rate of 10-12%. A majority of this growth was in the C&I and CRE loan categories. This loan and lease growth has continued to help move the loan and lease to total asset ratio upward to 72%, from 71% in the prior quarter and 67% a year ago.

●

The Company intends to participate as an acquirer in the consolidation taking place in our markets to further boost ROAA and improve the Company’s efficiency ratio. In the second quarter of 2016, the Company announced the acquisition of Community State Bank, headquartered in Ankeny, Iowa. Refer to Note 9 of the Consolidated Financial Statements for more details.

●

The Company continued to focus on reducing the NPAs to total assets ratio and decreased this ratio from 0.74% at December 31, 2015 to 0.70% at June 30, 2016. Although NPAs remained relatively flat from the prior quarter, the Company remains committed to further improving asset quality ratios in 2016.

●

Management continued to focus on reducing the Company’s reliance on wholesale funding. The modest restructuring executed in the first quarter of 2016 (as described in Note 4 of the Consolidated Financial Statements) has further reduced the Company’s reliance on long-term wholesale funding. In the second quarter of 2016, the Company utilized overnight FHLB advances as a cost-effective alternative funding source. Management continues to closely evaluate opportunities for continued reduction in wholesale funding.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●

Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the three states currently served – Iowa, Illinois and Wisconsin. The Company acts as the correspondent bank for 176 downstream banks with average total noninterest bearing deposits of $299.8 million during the second quarter of 2016. This line of business provides a strong source of noninterest bearing deposits, fee income and high-quality loan participations.

●

The Company provides commercial leasing services through its wholly-owned subsidiary, m2 Lease Funds, which has lease specialists in Iowa, Wisconsin, Minnesota, South Carolina, Georgia, Florida, Colorado, Texas and Pennsylvania. Historically, this portfolio has been high yielding, with an average gross yield in 2016 approximating 8.2%. This portfolio has also shown strong asset quality throughout its history.

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

●

Wealth management is another core line of business for the Company and includes a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of June 30, 2016 the Company had $1.76 billion of total financial assets in trust (and related) accounts and $702 million of total financial assets in brokerage (and related) accounts. Continued growth in assets under management will help to drive trust and investment advisory fees. The Company offers trust and investment advisory services to the correspondent banks that it serves. As management focuses on growing fee income, expanding market share will continue to be a primary strategy.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	As of
	June 30,	March 31,	December 31,
GAAP TO NON-GAAP RECONCILIATIONS	2016	2016	2015
	(dollars in thousands, except per share data)
TCE / TA RATIO

Stockholders' equity (GAAP)	$275,117	$235,143	$225,886
Less: Intangible assets	4,595	4,645	4,694
TCE (non-GAAP)	$270,522	$230,498	$221,192

Total assets (GAAP)	$2,683,434	$2,640,673	$2,593,198
Less: Intangible assets	4,595	4,645	4,694
TA (non-GAAP)	$2,678,839	$2,636,028	$2,588,504

TCE / TA ratio (non-GAAP)	10.10%	8.74%	8.55%

	For the Quarter Ended			For the Six Months Ended
	June 30,	March 31,	December 31,	June 30,	June 30,
CORE NET INCOME	2016	2016	2015	2016	2015

Net income (GAAP)	$6,676	$6,373	$6,785	$13,050	$3,654

Less nonrecurring items (post-tax) (*):
Income:
Securities gains, net	$12	$233	$211	$245	$274
Total nonrecurring income (non-GAAP)	$12	$233	$211	$245	$274

Expense:
Losses on debt extinguishment	$-	$54	$189	$54	$4,481
Acquisition costs	231	-	-	231	-
Other non-recurring expenses	-	-	-	-	513
Accrual adjustments	-	-	(487)	-	-
Total nonrecurring expense (non-GAAP)	$231	$54	$(298)	$285	$4,994

Core net income (non-GAAP)	$6,895	$6,194	$6,276	$13,090	$8,374

CORE EPS

Core net income (non-GAAP) (from above)	$6,895	$6,194	$6,276	$13,090	$8,374

Weighted average common shares outstanding	12,335,077	11,793,620	11,744,495	12,064,349	8,961,327
Weighted average common and common equivalent shares outstanding	12,516,474	11,953,949	11,926,038	12,235,212	9,098,697

Core EPS (non-GAAP):
Basic	$0.56	$0.53	$0.53	$1.09	$0.93
Diluted	$0.55	$0.52	$0.53	$1.07	$0.92

CORE ROAA

Core net income (non-GAAP) (from above)	$6,895	$6,194	$6,276	$13,090	$8,374

Average Assets	$2,640,678	$2,602,350	$2,611,276	$2,621,514	$2,512,334

Core ROAA (annualized) (non-GAAP)	1.04%	0.95%	0.96%	1.00%	0.67%

* Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 35%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 14% to $22.4 million for the quarter ended June 30, 2016, compared to the same quarter of the prior year. For the six months ended June 30, 2016, net interest income, on a tax equivalent basis, increased 15% to $44.3 million, compared to the same period of 2015. Net interest income improved due to several factors:

●	The Company’s strategy to redeploy funds from the taxable securities portfolio into higher yielding loans and leases;
●	Organic loan and lease growth has been strong over the past twelve months, as evidenced by average gross loan/lease growth of 13% in that period; and
●	The Company’s balance sheet restructuring and deleveraging strategy executed throughout 2015 and the first quarter of 2016.

A comparison of yields, spread and margin from the second quarter of 2016 to the second quarter of 2015 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 16 basis points.
●	The average cost of interest-bearing liabilities decreased 15 basis points.
●	The net interest spread increased 31 basis points from 3.08% to 3.39%.
●	The NIM improved 29 basis points from 3.33% to 3.62%.

A comparison of yields, spread and margin from the first half of 2016 to the first half of 2015 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 13 basis points.
●	The average cost of interest-bearing liabilities decreased 21 basis points.
●	The net interest spread increased 34 basis points from 3.04% to 3.38%.
●	The NIM improved 32 basis points from 3.29% to 3.61%.

The Company’s management closely monitors and manages NIM. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their NIM. Management continually addresses this issue with pricing and other balance sheet management strategies.

The Company continues to place an emphasis on shifting its balance sheet mix. With a stated goal of increasing loans/leases as a percentage of assets to a range of 70-75%, the Company funded its loan/lease growth with a mixture of short-term borrowings and cash from the investment securities portfolio. Cash from called securities and the targeted sales of securities was redeployed into the loan portfolio, resulting in a significant increase in yield, while minimizing any extension of duration. Additionally, the Company has recognized net gains on these sales due to the current rate environment. As rates rise, the Company should also have less market volatility in the investment securities portfolio, as this becomes a smaller portion of the balance sheet.

The Company continues to monitor and evaluate both prepayment and debt restructuring opportunities within the wholesale funding portion of the balance sheet, as executing on such a strategy could potentially increase NIM more quickly than holding the debt until maturity.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended June 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$14,174	$11	0.31%	$19,523	$6	0.12%
Interest-bearing deposits at financial institutions	50,747	62	0.49%	45,229	65	0.58%
Investment securities (1)	505,697	4,573	3.64%	608,688	4,548	3.00%
Restricted investment securities	14,171	134	3.80%	15,083	108	2.87%
Gross loans/leases receivable (1) (2) (3)	1,899,932	20,497	4.34%	1,686,068	18,541	4.41%

Total interest earning assets	$2,484,721	$25,277	4.09%	$2,374,591	$23,268	3.93%

Noninterest-earning assets:
Cash and due from banks	$50,461			$42,810
Premises and equipment	38,178			38,666
Less allowance	(27,811)			(24,405)
Other	95,129			86,508

Total assets	$2,640,678			$2,518,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$941,856	600	0.26%	$784,148	450	0.23%
Time deposits	425,216	744	0.70%	384,895	634	0.66%
Short-term borrowings	50,122	18	0.14%	160,479	53	0.13%
FHLB advances ..	128,956	416	1.30%	173,742	1,002	2.31%
Junior subordinated debentures	33,396	302	3.64%	40,475	313	3.10%
Other borrowings	100,008	824	3.31%	129,802	1,108	3.42%

Total interest-bearing liabilities	$1,679,554	$2,904	0.70%	$1,673,541	$3,560	0.85%

Noninterest-bearing demand deposits	$666,044			$629,744
Other noninterest-bearing liabilities	39,689			33,074
Total liabilities	$2,385,287			$2,336,359

Stockholders' equity	255,391			181,811

Total liabilities and stockholders' equity	$2,640,678			$2,518,170

Net interest income		$22,373			$19,708

Net interest spread			3.39%			3.08%

Net interest margin			3.62%			3.33%

Ratio of average interest-earning assets to average interest-bearing liabilities	147.94%			141.89%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the three months ended June 30, 2016

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2016 vs. 2015
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$5	$16	$(11)
Interest-bearing deposits at financial institutions	(3)	(36)	33
Investment securities (2)	25	3,459	(3,434)
Restricted investment securities	26	66	(40)
Gross loans/leases receivable (2) (3) (4)	1,956	(1,921)	3,877

Total change in interest income	$2,009	$1,584	$425

INTEREST EXPENSE
Interest-bearing deposits	$150	$54	$96
Time deposits	110	42	68
Short-term borrowings	(35)	30	(65)
Federal Home Loan Bank advances	(586)	(369)	(217)
Junior subordinated debentures	(11)	213	(224)
Other borrowings	(284)	(35)	(249)

Total change in interest expense	$(656)	$(65)	$(591)

Total change in net interest income	$2,665	$1,649	$1,016

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the six months ended June 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$15,703	$23	0.29%	$16,606	$11	0.13%
Interest-bearing deposits at financial institutions	45,691	123	0.54%	57,602	142	0.50%
Investment securities (1)	528,034	9,257	3.53%	617,261	9,037	2.95%
Restricted investment securities	14,156	264	3.75%	15,513	250	3.25%
Gross loans/leases receivable (1) (2) (3)	1,866,941	40,454	4.36%	1,660,887	36,893	4.48%

Total interest earning assets	$2,470,525	$50,121	4.08%	$2,367,867	$46,333	3.95%

Noninterest-earning assets:
Cash and due from banks	$48,176			$43,547
Premises and equipment	37,963			38,373
Less allowance	(27,256)			(23,911)
Other	92,107			86,458

Total assets	$2,621,514			$2,512,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$933,551	1,214	0.26%	$785,749	892	0.23%
Time deposits	412,410	1,420	0.69%	379,630	1,264	0.67%
Short-term borrowings	68,331	61	0.18%	170,697	117	0.14%
FHLB advances	128,696	858	1.34%	190,109	2,446	2.59%
Junior subordinated debentures	34,023	606	3.58%	40,458	620	3.09%
Other borrowings	100,873	1,650	3.29%	139,408	2,340	3.38%

Total interest-bearing liabilities	$1,677,884	$5,809	0.70%	$1,706,051	$7,679	0.91%

Noninterest-bearing demand deposits	$660,625			$607,617
Other noninterest-bearing liabilities	39,687			33,691
Total liabilities	$2,378,195			$2,347,359

Stockholders' equity	243,319			164,975

Total liabilities and stockholders' equity	$2,621,514			$2,512,334

Net interest income		$44,312			$38,654

Net interest spread			3.38%			3.04%

Net interest margin			3.61%			3.29%

Ratio of average interest-earning assets to average interest-bearing liabilities	147.24%			138.79%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the six months ended June 30, 2016

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2016 vs. 2015
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$12	$14	$(2)
Interest-bearing deposits at financial institutions	(19)	29	(48)
Investment securities (2)	220	3,146	(2,926)
Restricted investment securities	14	65	(51)
Gross loans/leases receivable (2) (3) (4)	3,561	(2,680)	6,241

Total change in interest income	$3,788	$574	$3,214

INTEREST EXPENSE
Interest-bearing deposits	$322	$139	$183
Time deposits	156	42	114
Short-term borrowings	(56)	76	(132)
Federal Home Loan Bank advances	(1,588)	(952)	(636)
Junior subordinated debentures	(14)	192	(206)
Other borrowings	(690)	(64)	(626)

Total change in interest expense	$(1,870)	$(567)	$(1,303)

Total change in net interest income	$5,658	$1,141	$4,517

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

Management may report a materially different amount for the provision in the statement of income to change the allowance if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance.

Although management believes the level of the allowance as of June 30, 2016 was adequate to absorb losses in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

OTHER–THAN-TEMPORARY IMPAIRMENT

The Company’s assessment of OTTI of its investment securities portfolio is another critical accounting policy due to the level of judgment required by management. Investment securities are evaluated to determine whether declines in fair value below their cost are other-than-temporary.

In estimating OTTI losses, management considers a number of factors including, but not limited to, (1) the length of time and extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) the current market conditions, and (4) the Company’s lack of intent to sell the security prior to recovery and whether it is not more-likely-than-not that the Company will be required to sell the security prior to recovery. The discussion regarding the Company’s assessment of OTTI should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased 8%, comparing the second quarter of 2016 to the same period of 2015 and comparing the first half of 2016 to the same period of 2015.

A portion of this growth was the result of the Company’s strategy to redeploy funds from the securities portfolio into higher yielding loans and leases. In addition, organic loan and lease growth has been strong over the past twelve months.

Overall, the Company’s average earning assets increased 5%, comparing the second quarter of 2016 to the second quarter of 2015. During the same time period, average gross loans and leases increased 13%, while average investment securities decreased 17%.

The securities portfolio yield continued to increase (from 3.00% for the second quarter of 2015 to 3.64% for the second quarter of 2016) as the Company continued to sell low-yielding investments taking advantage of favorable market opportunities. Call activity picked up in the second quarter of 2016, resulting in the call of some lower-yielding callable agency securities. Additionally, the Company continued to take actions to diversify its securities portfolio, including increasing its portfolio of tax-exempt municipal securities, in an effort to increase tax equivalent interest income without additional income tax expense.

The Company intends to continue to grow quality loans and leases as well as diversify its securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the second quarter of 2016 decreased 18% from the second quarter of 2015. For the first six months of 2016, interest expense decreased 24% compared to the first six months of 2015. The Company has been successful in maintaining pricing discipline on deposits and decreasing the cost of borrowings, which has more than offset the growth impact and contributed to the net decline in interest expense.

Management has placed a strong focus on reducing the reliance on long-term wholesale funding as it tends to be higher cost than deposits. In the second quarter of 2015, the Company executed a balance sheet restructuring that is saving approximately $4.2 million of interest expense annually. Continued balance sheet restructurings in the fourth quarter of 2015 and first quarter of 2016 (refer to Note 4 of the Consolidated Financial Statements) have further reduced interest expense. Refer to Note 12 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional details.

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

The Company’s provision totaled $1.2 million for the second quarter of 2016, which was down $1.2 million, or 49%, from the same quarter of the prior year. Provision for the first half of the year totaled $3.3 million, which was down $788 thousand, or 19%, compared to the first half of 2015. The decrease in provision expense was primarily due to stronger asset quality in recent periods.

The Company had net charge-offs of $496 thousand for the second quarter of 2016 which, when coupled with the provision of $1.2 million, increased the Company’s allowance to $28.1 million at June 30, 2016. As of June 30, 2016, the Company’s allowance to total loans/leases was 1.46%, which was flat from 1.46%at March 31, 2016 and down from 1.52% at June 30, 2015, respectively.

A more detailed discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended
	June 30, 2016	June 30, 2015	$ Change	% Change

Trust department fees	$1,512,083	$1,511,176	$907	0.1%
Investment advisory and management fees	692,738	758,433	(65,695)	(8.7)
Deposit service fees	946,810	924,642	22,168	2.4
Gains on sales of residential real estate loans, net	84,413	95,535	(11,122)	(11.6)
Gains on sales of government guaranteed portions of loans, net	1,603,890	69,346	1,534,544	2,212.9
Swap fee income	167,582	393,723	(226,141)	(57.4)
Securities gains, net	18,030	-	18,030	100.0
Earnings on bank-owned life insurance	480,520	433,152	47,368	10.9
Debit card fees	343,748	255,000	88,748	34.8
Correspondent banking fees	244,939	285,379	(40,440)	(14.2)
Participation service fees on commercial loan participations	246,010	223,827	22,183	9.9
Fee income from early termination of leases	66,043	76,722	(10,679)	(13.9)
Credit card issuing fees	139,073	135,649	3,424	2.5
Other	216,522	298,650	(82,128)	(27.5)
Total noninterest income	$6,762,401	$5,461,234	$1,301,167	23.8%

	Six Months Ended
	June 30, 2016	June 30, 2015	$ Change	% Change

Trust department fees	$3,087,990	$3,144,571	$(56,581)	(1.8)%
Investment advisory and management fees	1,351,123	1,468,476	(117,353)	(8.0)
Deposit service fees	1,877,889	1,825,998	51,891	2.8
Gains on sales of residential real estate loans	144,799	181,675	(36,876)	(20.3)
Gains on sales of government guaranteed portions of loans	2,482,418	140,319	2,342,099	1,669.1
Swap fee income	1,024,540	1,119,930	(95,390)	(8.5)
Securities gains, net	376,510	416,933	(40,423)	(9.7)
Earnings on bank-owned life insurance	874,129	911,891	(37,762)	(4.1)
Debit card fees	651,399	493,000	158,399	32.1
Correspondent banking fees	547,069	605,000	(57,931)	(9.6)
Participation service fees on commercial loan participations	456,719	445,776	10,943	2.5
Fee income from early termination of leases	77,793	161,560	(83,767)	(51.8)
Credit card issuing fees	275,728	269,810	5,918	2.2
Other	356,768	498,073	(141,305)	(28.4)
Total noninterest income	$13,584,874	$11,683,012	$1,901,862	16.3%

In recent years, the Company has been successful in expanding its wealth management customer base, which has helped drive increases in fee income. While trust department fees continue to be a significant contributor to noninterest income, due to poor market conditions early in 2016, coupled with a large amount of distributions to clients and beneficiaries, trust department fees were flat compared to the first quarter of 2016. Trust department fees decreased 2% when comparing the first half of 2016 to the same period of the prior year. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts. Additionally, the Company recently started offering trust operations services to correspondent banks. Fees are expected to grow in light of this new offering.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Management has placed a strong emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, these fees are largely determined based on the value of the investments managed. And, similar to the trust department, the Company has had some success in expanding its customer base. However, due to poor market conditions early in 2016, investment advisory fees decreased 9% from the second quarter of 2015 to the second quarter of 2016 and they decreased 8% when comparing the first half of 2015 to the first half of 2016.

Deposit service fees expanded 2%, comparing the second quarter of 2016 to the same period in 2015 and expanded 3% when comparing the first half of 2016 to the same period of the prior year. The Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans decreased 12%, comparing the second quarter of 2016 to the second quarter of 2015 and decreased 20% when comparing the first half of 2016 to the same period of the prior year. With the sustained historically low interest rate environment, refinancing activity has slowed, as many of the Company’s existing and prospective customers have already executed a refinancing. Therefore, this area has become a much smaller contributor to overall noninterest income.

The Company’s gains on the sale of government-guaranteed portions of loans for the second quarter and first six months of 2016 were up significantly, compared to the same periods of 2015, due to the strong demand for these types of loans in 2016. As one of its core strategies, the Company continues to leverage its expertise by taking advantage of programs offered by the SBA and the USDA. The Company’s portfolio of government-guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing. The Company has added additional talent and is executing on strategies in an effort to make this a more consistent and larger source of revenue. The pipelines for SBA and USDA lending are strong, and management believes that the Company will continue to post solid numbers in this category.

As a result of the sustained historically low interest rate environment, the Company was able to execute several interest rate swaps on select commercial loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. Swap fee income totaled $168 thousand in second quarter of 2016, as compared to $394 thousand in second quarter of 2015. Swap fee income totaled $1.0 million for the first half of 2016, compared to $1.1 million in the first half of 2015. Future levels of swap fee income are dependent upon prevailing interest rates.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Securities gains were $18 thousand for the second quarter of 2016. There were no gains recognized in the second quarter of 2015. Securities gains totaled $377 thousand for the first six months of 2016, compared to $417 thousand for the first six months of 2015. The Company took advantage of market opportunities by selling approximately $5.5 million of investments that were low-yielding during the quarter ended June 30, 2016 and $61.1 million for the first six months of 2016. Proceeds were then used to purchase higher-yielding tax-exempt municipal bonds with a modest duration extension and to fund loan and lease growth.

Earnings on BOLI increased 11% from the second quarter of 2015 to the second quarter of 2016 and decreased 4% comparing the first half of 2015 to the first half of 2016. There were no purchases of BOLI within the last twelve months. Notably, a small portion of the Company’s BOLI is variable in nature whereby the returns are determined by the performance of the equity market. The poor market performance in the first half of 2016 contributed to the decrease in earnings on BOLI year-to-date. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 35% comparing the second quarter of 2016 to the second quarter of 2015 and increased 32% comparing the first half of 2016 to the first half of 2015. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a modestly increased interest rate that incentivizes debit card activity.

Correspondent banking fees decreased 14%, comparing the second quarter of 2016 to the second quarter of 2015 and decreased 10% when comparing the first half of 2016 to the first half of 2015. As correspondent bank deposit balances rise, they receive a higher earnings credit, which then reduces the direct fees that the Company receives. There was an earnings credit rate increase implemented in the first quarter of 2016. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund loan growth as well as a steady source of fee income.    The Company now serves approximately 176 banks in Iowa, Illinois and Wisconsin.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended
	June 30, 2016	June 30, 2015	$ Change	% Change

Salaries and employee benefits	$10,917,473	$11,091,952	$(174,479)	(1.6)%
Occupancy and equipment expense	1,884,556	1,865,552	19,004	1.0
Professional and data processing fees	1,542,322	1,470,695	71,627	4.9
Acquisition costs	354,969	-	354,969	100.0
FDIC insurance, other insurance and regulatory fees	649,604	730,563	(80,959)	(11.1)
Loan/lease expense	154,349	208,552	(54,203)	(26.0)
Net cost of operations of other real estate	277,911	(47,876)	325,787	(680.5)
Advertising and marketing	433,451	489,504	(56,053)	(11.5)
Postage and communications	256,567	214,142	42,425	19.8
Stationery and supplies	157,924	136,808	21,116	15.4
Bank service charges	415,350	358,996	56,354	15.7
Losses on debt extinguishment, net	-	6,894,185	(6,894,185)	(100.0)
Correspondent banking expense	181,776	165,091	16,685	10.1
Other	517,501	523,470	(5,969)	(1.1)
Total noninterest expense	$17,743,753	$24,101,634	$(6,357,881)	(26.4)%

	Six Months Ended
	June 30, 2016	June 30, 2015	$ Change	% Change

Salaries and employee benefits	$21,718,380	$22,126,404	$(408,024)	(1.8)%
Occupancy and equipment expense	3,711,544	3,659,723	51,821	1.4
Professional and data processing fees	2,989,735	2,941,212	48,523	1.6
Acquisition costs	354,969	-	354,969	100.0
FDIC insurance, other insurance and regulatory fees	1,283,969	1,449,620	(165,651)	(11.4)
Loan/lease expense	317,168	511,475	(194,307)	(38.0)
Net cost of operations of other real estate	380,094	28,975	351,119	1,211.8
Advertising and marketing	819,710	907,741	(88,031)	(9.7)
Postage and communications	473,657	463,098	10,559	2.3
Stationery and supplies	322,795	279,363	43,432	15.5
Bank service charges	831,281	696,454	134,827	19.4
Losses on debt extinguishment, net	83,197	6,894,185	(6,810,988)	(98.8)
Correspondent banking expense	358,765	340,794	17,971	5.3
Other	1,052,987	1,006,751	46,236	4.6
Total noninterest expense	$34,698,251	$41,305,795	$(6,607,544)	(16.0)%

Management places a strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Salaries and employee benefits, which is the largest component of noninterest expense, decreased from the second quarter of 2015 to the second quarter of 2016 by 2%. This line item also decreased 2% when comparing the first half of 2016 to the first half of 2015. This was primarily due to the acquisition of the noncontrolling interest in m2 in 2015, thus eliminating the related salary expense. This amount represented the former minority owner’s 20% interest in the earnings of m2, as further described in Note 23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Additionally, management focused on taking steps to reduce salary and employee benefits expense during the last half of 2015 and the first half of 2016, consistent with the Company’s stated goal of carefully managing noninterest expense growth.

Occupancy and equipment expense increased slightly, comparing the second quarter of 2016 to the same period of the prior year and comparing the first half of 2016 to the same period of the prior year. The increased expense was mostly due to higher service contract-related expenses.

Professional and data processing fees increased 5%, comparing the second quarter of 2016 to the same period in 2015 and increased 2% comparing the first half of 2016 to the same period in 2015. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

Acquisition costs for the second quarter of 2016 and for the first half of 2016 total $355 thousand. These costs are related to the planned acquisition of Community State Bank, as described in Note 9 to the Consolidated Financial Statements.

FDIC and other insurance expense decreased 11%, comparing the second quarter of 2016 to the second quarter of 2015, and decreased 11% comparing the first half of 2016 to the same period of 2015. The decrease in expense was due to a decrease in the assessment rate designated by the FDIC.

Loan/lease expense decreased 26%, comparing the second quarter of 2016 to the same quarter of 2015 and decreased 38% when comparing the first half of 2016 to the same period of 2015. The Company incurred elevated levels of expense during 2015 for certain existing NPLs in connection with the work-out of these loans. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net costs of operations of other real estate totaled $278 thousand for the second quarter of 2016, compared to ($48) thousand for the second quarter of 2015. Net costs of operations of other real estate totaled $380 thousand for the first six months of 2016, compared to $29 thousand for the first six months of 2015.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased 15% from the second quarter of 2015 to the second quarter of 2016 and increased 19% from the first half of 2015 to the first half of 2016. The increase was due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio. As transactions volumes continue to increase and the number of correspondent banking clients increases, the associated expenses will also increase. This may not directly correlate to correspondent banking balances, as quarter-end balances can fluctuate.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

In the first half of 2016, the Company incurred $83 thousand of losses on debt extinguishment, net. This amount included $1.3 million of losses related to the prepayment of certain FHLB advances and whole structured repurchase agreements, as well as a $1.2 million gain recognized through the repurchase of trust preferred securities. For further details, please refer to Note 4 of the Consolidated Financial Statements. In the first half of 2015, the Company incurred $6.9 million of losses on debt extinguishment, net, due to the prepayment of certain FHLB advances and structured repurchase agreements, as described in detail within Note 12 of the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Correspondent banking expense was up 10% when comparing the second quarter of 2016 to the second quarter of 2015 and up 5% when comparing the first six months of 2016 to the same period of 2015. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services.

INCOME TAXES

In the second quarter of 2016, the Company incurred income tax expense of $2.2 million. For the first half of the year, the Company incurred income tax expense of $4.2 million. Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

Computed "expected" tax expense	$3,090,364	35.0%	$(874,380)	35.0%	$6,027,743	35.0%	$906,902	35.0%
Tax exempt income, net	(988,488)	(11.2)	(882,613)	35.3	(1,954,806)	(11.4)	(1,708,730)	(65.9)
Bank-owned life insurance	(168,182)	(1.9)	(151,603)	6.1	(305,945)	(1.8)	(319,162)	(12.3)
State income taxes, net of federal benefit, current year	297,130	3.4	(85,113)	3.4	564,038	3.3	85,217	3.3
Other	(77,680)	(0.9)	19,298	(0.8)	(158,863)	(0.9)	(27,149)	(1.1)
Federal and state income tax expense	$2,153,144	24.4%	$(1,974,411)	79.0%	$4,172,167	24.2%	$(1,062,922)	(41.0)%

The effective tax for the quarter ended June 30, 2016 was 24.4% which was an increase over the effective tax rate of 79% for the quarter ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 was 24.2%, which was an increase over the effective tax rate of (41.0%) for the six months ended June 30, 2015. The increase in pre-tax income was derived from a larger portion of taxable income which drove the increase in the effective tax rate. The Company’s tax-exempt income sources include interest income from tax-exempt municipal bonds and loans as well as earnings on BOLI. Tax-exempt income grew over the past year; however, the growth in taxable income far outpaced the growth in non-taxable income. In 2015, the Company had more nontaxable income and deductible expenses (including $6.9 million of losses on debt extinguishment, net) than taxable income, which led to tax benefits in both periods presented above.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	June 30, 2016		March 31, 2016		December 31, 2015		June 30, 2015

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash and due from banks	$49,581	2%	$44,931	2%	$41,742	2%	$39,995	2%
Federal funds sold and interest-bearing deposits	68,432	3%	57,229	2%	56,164	2%	70,238	3%
Securities	510,959	19%	537,317	20%	577,109	22%	592,368	23%
Net loans/leases	1,894,676	71%	1,846,428	70%	1,771,882	68%	1,689,238	66%
Other assets	159,786	6%	154,768	6%	146,301	6%	151,130	6%
Total assets	$2,683,434	100%	$2,640,673	100%	$2,593,198	100%	$2,542,969	100%

Total deposits	$1,973,594	74%	$1,989,573	75%	$1,880,666	72%	$1,836,767	72%
Total borrowings	381,875	14%	347,901	13%	444,162	17%	456,567	18%
Other liabilities	52,848	2%	68,056	3%	42,484	2%	37,938	2%
Total stockholders' equity	275,117	10%	235,143	9%	225,886	9%	211,697	8%
Total liabilities and stockholders' equity	$2,683,434	100%	$2,640,673	100%	$2,593,198	100%	$2,542,969	100%

During the second quarter of 2016, the Company’s total assets increased $42.8 million, or 2%, to a total of $2.7 billion, while total gross loans and leases grew $48.2 million, or 3%. The loan and lease growth was funded primarily by called securities and short-term borrowings. Deposits decreased $16.0 million, or 1%, during the quarter. Borrowings increased $34.0 million (mostly overnight FHLB advances) in the second quarter to $381.9 million. Stockholders’ equity increased $40.0 million, or 17%, in the current quarter due to net income, as well as the common stock offering described in Note 9 to the Consolidated Financial Statements.

INVESTMENT SECURITIES

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk and maximizing return, while minimizing credit risk. The Company has further diversified the portfolio by decreasing U.S government sponsored agency securities, while increasing residential mortgage-backed securities and tax-exempt municipal securities. Of the latter, the large majority are privately placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company’s existing markets) and require a thorough underwriting process before investment. Additionally, management will continue to diversify the portfolio with further growth strictly dictated by the pace of growth in deposits and loans.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company’s securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	June 30, 2016		March 31, 2016		December 31, 2015		June 30, 2015
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$88,321	17%	$132,742	25%	$213,537	37%	$256,444	43%
Municipal securities	302,689	59%	285,009	53%	280,203	49%	251,992	42%
Residential mortgage-backed and related securities	116,765	23%	116,452	22%	80,670	14%	80,844	14%
Other securities	3,184	1%	3,114	0%	2,699	0%	3,088	1%
	$510,959	100%	$537,317	100%	$577,109	100%	$592,368	100%

Securities as a % of Total Assets	19.04%		20.35%		22.25%		23.29%
Net Unrealized Gains (Losses) as a % of Amortized Cost	1.95%		1.05%		(0.03% )		(0.69% )
Duration (in years)	5.1		5.2		5.1		4.9
Yield on investment securities (tax equivalent)	3.64%		3.42%		3.07%		3.00%

As a result of fluctuations in longer-term interest rates, the fair value of the Company’s securities portfolio went from a net unrealized gain position of 1.05% of amortized cost at March 31, 2016 to a net unrealized gain position of 1.95% of amortized cost at June 30, 2016. Management performs an evaluation of the portfolio quarterly to understand the current market value as well as projections of market value in a variety of rising and falling interest rate scenarios. In addition, management has evaluated those securities with an unrealized loss position to determine whether the loss is derived from credit deterioration or the movement in interest rates. The evaluation determined that there were no securities in the portfolio with OTTI. See the “Critical Accounting Policies” section of this report for further discussion of this evaluation.

The duration of the securities portfolio has stayed relatively flat over the past several quarters. Duration was extended from the strong growth in longer term fixed rate municipal securities, but was mostly offset by the duration shortening of agency and mortgage-backed securities portfolios resulting from targeted sales of longer duration investments and as the remaining agency portfolio rolled closer to maturities or call dates.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LOANS/LEASES

Total loans/leases grew 13.9% on an annualized basis during the first six months of 2016. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	June 30, 2016		March 31, 2016		December 31, 2015		June 30, 2015
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I loans	$706,261	37%	$682,057	37%	$648,160	36%	$606,826	36%
CRE loans	784,379	41%	766,159	41%	724,369	40%	696,122	41%
Direct financing leases	169,928	9%	172,774	9%	173,656	10%	170,799	10%
Residential real estate loans	180,482	9%	173,096	9%	170,433	10%	161,985	9%
Installment and other consumer loans	73,658	4%	71,842	4%	73,669	4%	72,448	4%

Total loans/leases	$1,914,708	100%	$1,865,928	100%	$1,790,287	100%	$1,708,180	100%

Plus deferred loan/lease origination costs, net of fees	8,065		7,895		7,736		7,204
Less allowance	(28,097)		(27,395)		(26,141)		(26,146)

Net loans/leases	$1,894,676		$1,846,428		$1,771,882		$1,689,238

As CRE loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of June 30, 2016 and March 31, 2016, respectively, approximately 33% and 34% of the CRE loan portfolio was owner-occupied.

Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more C&I loans. C&I loans grew $99.4 million, or 16% over the past twelve months, which increased its percentage to total loans/leases from 36% to 37%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company’s CRE loan portfolio:

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2016		2016		2015		2015
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Nonresidential Buildings	$285,522	37%	$277,822	36%	$264,133	37%	$248,315	35%
Lessors of Residential Buildings	104,395	13%	99,104	13%	89,189	12%	87,424	12%
Lessors of Other Real Estate Property	21,803	3%	21,895	3%	22,009	3%	18,251	3%
Hotels	19,804	3%	19,694	3%	19,228	3%	17,648	3%
Land Subdivision	18,034	2%	18,467	2%	17,839	2%	15,494	2%
Nonresidential Property Managers	17,517	2%	17,003	2%	10,500	1%	5,360	1%
Nursing Care Facilities	15,070	2%	13,807	2%	17,288	2%	15,293	2%
New Car Dealers	10,856	1%	11,430	2%	11,656	2%	12,978	2%
Other *	291,378	37%	286,937	37%	272,527	38%	275,359	40%

Total CRE Loans	$784,379	100%	$766,159	100%	$724,369	100%	$696,122	100%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three and six months ended June 30, 2016 and 2015 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

	(dollars in thousands)		(dollars in thousands)

Balance, beginning	$27,395	$23,883	$26,141	$23,074
Provisions charged to expense	1,198	2,349	3,271	4,059
Loans/leases charged off	(634)	(536)	(1,502)	(1,643)
Recoveries on loans/leases previously charged off	138	450	187	656
Balance, ending	$28,097	$26,146	$28,097	$26,146

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

The Company’s levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015

	(dollars in thousands)

Special Mention (Rating 6)	$16,231	$28,065	$37,289	$35,093
Substandard (Rating 7)	44,636	38,273	27,962	24,688
Doubtful (Rating 8)	-	-	-	-
	$60,867	$66,338	$65,251	$59,781

Criticized Loans **	$60,867	$66,338	$65,251	$59,781
Classified Loans ***	$44,636	$38,273	$27,962	$24,688

Criticized Loans as a % of Total Loans/Leases	3.17%	3.54%	3.63%	3.48%
Classified Loans as a % of Total Loans/Leases	2.32%	2.04%	1.56%	1.44%

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

The Company experienced an increase in classified loans during the first half of 2016, while criticized loans decreased during this same period. The increase in classified loans during the first half of 2016 was primarily due to a limited number of relationship downgrades. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table summarizes the trend in the allowance as a percentage of gross loans/leases and as a percentage of NPLs.

	As of
	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015

Allowance / Gross Loans/Leases	1.46%	1.46%	1.45%	1.52%
Allowance / NPLs *	223.42%	228.75%	223.33%	176.02%

*NPLs consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing TDRs.

Although management believes that the allowance at June 30, 2016 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s allowance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS

The table below presents the amounts of NPAs.

	As of June 30,	As of March 31,	As of December 31,	As of June 30,
	2016	2016	2015	2015

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$10,737	$10,772	$10,648	$13,542
Accruing loans/leases past due 90 days or more	86	47	3	46
TDRs - accruing	1,753	1,157	1,054	1,266
Total NPLs	12,576	11,976	11,705	14,854
OREO	6,179	6,680	7,151	11,952
Other repossessed assets	154	46	246	297
Total NPAs	$18,909	$18,702	$19,102	$27,103

NPLs to total loans/leases	0.65%	0.64%	0.65%	0.87%
NPAs to total loans/leases plus repossessed property	0.98%	0.99%	1.06%	1.57%
NPAs to total assets	0.70%	0.71%	0.74%	1.07%
Texas ratio (3)	6.28%	7.23%	7.62%	11.50%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $2.4 million at June 30, 2016, $1.6 million at March 31, 2016, $1.5 million at December 31, 2015, and $3.9 million at June 30, 2015.
(3)

Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance. Texas Ratio is a non-GAAP financial measure. Management included this ratio as it is considered by many investors and analysts to be a metric with which to analyze and evaluate asset quality. Other companies may calculate this ratio differently.

NPAs at June 30, 2016 were $18.9 million, which were flat from March 31, 2016 and down $8.2 million from June 30, 2015. In addition, the ratio of NPAs to total assets was 0.70% at June 30, 2016, which was down from 0.71% at March 31, 2016, and down from 1.07% at June 30, 2015.

The large majority of the NPAs consist of nonaccrual loans/leases, accruing TDRs, and OREO. For nonaccrual loans/leases and accruing TDRs, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.

OREO is carried at the lower of carrying amount or fair value less costs to sell.

Additionally, a portion of several of the nonaccrual loans are guaranteed by the government. At June 30, 2016, government guaranteed amounts of nonaccrual loans totaled approximately $713 thousand, or 7% of the $10.7 million of total nonaccrual loans/leases.

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS

Deposits decreased $16.0 million during the second quarter of 2016. The table below presents the composition of the Company’s deposit portfolio.

	As of
	June 30, 2016		March 31, 2016		December 31, 2015		June 30, 2015

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$615,764	31%	$641,859	32%	$615,292	33%	$633,370	34%
Interest bearing demand deposits	918,036	47%	916,455	46%	886,294	47%	785,705	43%
Time deposits	337,584	17%	331,786	17%	309,974	16%	322,826	18%
Brokered deposits	102,210	5%	99,473	5%	69,106	4%	94,866	5%
	$1,973,594	100%	$1,989,573	100%	$1,880,666	100%	$1,836,767	100%

The Company has been successful in growing its noninterest bearing deposit portfolio over the past several years, although during the second quarter, noninterest bearing demand deposits decreased 4%.

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

	As of
	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015

	(dollars in thousands)

Overnight repurchase agreements with customers	$21,441	$52,153	$73,873	$118,795
Federal funds purchased	30,120	11,870	70,790	49,780
	$51,561	$64,023	$144,663	$168,575

The Company is nearing the end of transitioning its overnight repurchase agreements with customers into a comparable interest bearing demand deposit product that offers full FDIC insurance. This transition freed up securities that were previously pledged as collateral to the overnight repurchase agreements with customers. This enhanced the Company’s ability to further rotate its earning assets from securities to loans.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Other borrowings consist of structured repos which are utilized as an alternative funding source to FHLB advances and customer deposits. Structured repos are collateralized by certain U.S. government agency securities and residential mortgage backed securities. Structured repos totaled $100 million, $100 million, $110 million and $115 million as of June 30, 2016, March 31, 2016, December 31, 2015 and June 30, 2015, respectively.

It is management’s intention to continue to reduce its reliance on wholesale funding, including FHLB advances, structured repos, and brokered deposits. Replacement of this funding with core deposits helps to reduce interest expense as the wholesale funding tends to be higher cost. However, the Company may choose to utilize advances and/or brokered deposits to supplement funding needs, as this is a way for the Company to effectively and efficiently manage interest rate risk. The table below presents the maturity schedule including weighted average interest cost for the Company’s combined wholesale funding portfolio.

	June 30, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

Year ending December 31:	(dollar amounts in thousands)

2016	$222,873	0.56%	$125,038	0.59%
2017	39,055	1.61	49,055	2.07
2018	45,233	2.70	57,283	2.87
2019	46,950	3.21	50,089	3.14
2020	45,000	2.66	45,000	2.66
Thereafter	-	0.00	3,641	2.51
Total Wholesale Funding	$399,111	1.45%	$330,106	1.89%

During the first six months of 2016, wholesale funding increased $69.0 million. While the Company increased overall wholesale funding, the increase was all short-term in nature, as 2016 maturities increased $97.8 million, while all future year maturities saw a decrease due to brokered CDs that were called and prepayments of certain FHLB advances and structured repos (as further described in Note 4 of the Consolidated Financial Statements).

The table below presents the Company’s term FHLB advances and overnight FHLB advances.

	As of
	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015

	(dollars in thousands)

Term FHLB advances	$78,000	$80,000	$97,000	$104,000
Overnight FHLB advances	118,900	70,500	54,000	28,500
	$196,900	$150,500	$151,000	$132,500

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of
	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
	Amount	Amount	Amount	Amount

	(dollars in thousands)

Common stock	$13,057	$11,815	$11,761	$11,820
Additional paid in capital	155,454	124,058	123,283	122,511
Retained earnings	105,024	98,868	92,966	81,066
AOCI (loss)	1,582	402	(2,124)	(2,094)
Less: Treasury stock	-	-	-	(1,606)
Total stockholders' equity	$275,117	$235,143	$225,886	$211,697

TCE* / TA	10.10%	8.74%	8.55%	8.15%

*TCE is defined as total common stockholders’ equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure.

During the second quarter of 2015, the Company finalized its acquisition of the 20% noncontrolling interest in m2 (further described in Note 23 of the Company’s annual report filed on Form 10-K as of December 31, 2015). As final 2015 tax returns were filed in early 2016, the Company made necessary final adjustments to the related deferred tax accounts. This resulted in an increase of $2.1 million to deferred tax assets and additional paid in capital during the second quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $115.4 million during the second quarter of 2016 and $129.5 million during 2015. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, wholesale structured repurchase agreements, brokered deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its securities portfolio (both residential mortgage-backed securities and municipal securities).

At June 30, 2016, the subsidiary banks had 33 lines of credit totaling $359.0 million, of which $12.0 million was secured and $347.0 million was unsecured. At June 30, 2016, $339.0 million was available as $20.0 million was utilized for short-term borrowings needs at QCBT.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

At December 31, 2015, the subsidiary banks had 32 lines of credit totaling $346.6 million, of which $14.6 million was secured and $332.0 million was unsecured. At December 31, 2015, $286.6 million was available as $60.0 million was utilized for short-term borrowing needs at QCBT.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2017. At June 30, 2016, the Company had not borrowed on this revolving credit note and had the full amount available.

The Company currently has $299.8 million in correspondent banking deposits spread over 176 relationships. While the Company feels that these funds are very stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $67.2 million during the first six months of 2016, compared to $15.0 million for the same period of 2015. Proceeds from calls, maturities, paydowns, and sales of securities were $171.1 million for the first six months of 2016, compared to $240.3 million for the same period of 2015. Purchases of securities used cash of $97.1 million for the first six months of 2016, compared to $181.3 million for the same period of 2015. The net increase in loans/leases used cash of $125.0 million for the first six months of 2016 compared to $85.8 million for the same period of 2015.

Financing activities provided cash of $60.3 million for the first six months of 2016, compared to $7.9 million for same period of 2015. Net increases in deposits totaled $92.9 million for the first six months of 2016, compared to $157.1 million for the same period of 2015. During the first six months of 2016, the Company’s short-term borrowings decreased $93.1 million, while they decreased $99.8 million for the same period of 2015. During the first six months of 2016, the Company used $25.2 million to prepay select FHLB advances and other borrowings. In the same period, the Company received $29.8 million of proceeds from the common stock offering of 1.2 million shares of common stock. During the first six months of 2015, the Company received $63.5 million of proceeds from the common stock offering of 3.7 million shares of common stock. In the same period, the Company used $110.4 million to prepay select FHLB advances and other borrowings.

Total cash provided by operating activities was $14.8 million for the first six months of 2016, compared to $8.9 million for the same period of 2015.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities. Trust preferred securities are reported on the Company’s balance sheet as liabilities, but currently qualify for treatment as regulatory capital.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table presents the details of the trust preferred securities outstanding as of June 30, 2016 and December 31, 2015.

Name	Date Issued	Amount Outstanding 6/30/16	Amount Outstanding 12/31/15	Interest Rate	Interest Rate as of 6/30/16	Interest Rate as of 12/31/2015

QCR Holdings Statutory Trust II	February 2004	$10,310,000	$10,310,000	2.85% over 3-month LIBOR	3.48%	3.18%
QCR Holdings Statutory Trust III	February 2004	8,248,000	8,248,000	2.85% over 3-month LIBOR	3.48%	3.18%
QCR Holdings Statutory Trust IV	May 2005	-	5,155,000	1.80% over 3-month LIBOR	N/A	2.12%
QCR Holdings Statutory Trust V	February 2006	10,310,000	10,310,000	1.55% over 3-month LIBOR	2.18%	1.87%
Community National Statutory Trust II	September 2004	3,093,000	3,093,000	2.17% over 3-month LIBOR	2.82%	2.74%
Community National Statutory Trust III	March 2007	3,609,000	3,609,000	1.75% over 3-month LIBOR	2.40%	2.26%
		$35,570,000	$40,725,000	Weighted Average Rate	2.94%	2.60%

The Company assumed the trust preferred securities originally issued by Community National in connection with its acquisition in May 2013. As a result of acquisition accounting, the liabilities were recorded at fair value upon acquisition with the resulting discount being accreted as interest expense on a level yield basis over the expected term. The original discount totaled $2.6 million. As of June 30, 2016, the remaining discount was $2.2 million.

QCR Holdings Statutory Trust IV was extinguished in the first quarter of 2016. Refer to Note 4 of the Consolidated Financial Statements for additional information.

On August 27, 2015, the Company filed a universal shelf registration statement on Form S-3 with the SEC. This registration statement, declared effective by the SEC on October 5, 2015, allows the Company to issue various types of securities, including common stock, preferred stock, debt securities or warrants, from time to time, up to an aggregate amount of $100 million. The specific terms and prices of the securities will be determined at the time of any future offering and described in a separate prospectus supplement, which would be filed with the SEC at the time of the particular offering, if any. On May 23, 2016, the Company completed a $30 million takedown from its shelf registration statement for the common stock issuance discussed in Note 9 of the Consolidated Financial Statements, leaving $70 million for future offerings.

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

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of March 31, 2016	As of December 31, 2015	As of December 31, 2014

100 basis point downward shift	-10.0%	-1.2%	-2.1%	-1.7%
200 basis point upward shift	-10.0%	-3.4%	-2.7%	-5.0%
300 basis point upward shock	-25.0%	-7.1%	-7.1%	-11.9%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at March 31, 2016 (the most recent quarter available) were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of June 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 2              Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3             Defaults Upon Senior Securities

None

Item 4             Mine Safety Disclosures

Not applicable

Item 5            Other Information

               None

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION - continued

Item 6           Exhibits

2.1

Stock Purchase Agreement, between QCR Holdings, Inc. and Van Diest Investment Company, dated May 23, 2016 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 23, 2016).

10.1	2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A filed on April 1, 2016).

10.2

Form of Securities Purchase Agreement, between the Company and certain investors, dated May 20, 2016 ((incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 23, 2016).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and June 30, 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2016 and June 30, 2015; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date August 5, 2016	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date August 5, 2016	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer

Date August 5, 2016	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin, Vice President
Controller & Director of Financial Reporting
Principal Accounting Officer