Form 10-Q
period 2016-09-30
QCR HOLDINGS INC
filed 2016-11-08
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 2, 2016, the Registrant had outstanding 13,075,670 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1 Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets As of September 30, 2016 and December 31, 2015	3

	Consolidated Statements of Income For the Three Months Ended September 30, 2016 and 2015	4

	Consolidated Statements of Income For the Nine Months Ended September 30, 2016 and 2015	5

	Consolidated Statements of Comprehensive Income For the Three and Nine Months Ended September 30, 2016 and 2015	6

	Consolidated Statements of Changes in Stockholders' Equity For the Three and Nine Months Ended September 30, 2016 and 2015	7

	Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2016 and 2015	9

	Notes to Consolidated Financial Statements

	Note 1. Summary of Significant Accounting Policies	11
	Note 2. Investment Securities	13
	Note 3. Loans/Leases Receivable	18
	Note 4. Borrowings	28
	Note 5. Earnings Per Share	30
	Note 6. Fair Value	31
	Note 7. Business Segment Information	34
	Note 8. Regulatory Capital Requirements	36
	Note 9. Acquisition of Community State Bank and Common Stock Offering	38
	Note 10. Related Party Transactions	41

	Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

	Introduction	42
	General	42
	Executive Overview	43
	Long-Term Financial Goals	44
	Strategic Developments	45
	GAAP to Non-GAAP Reconciliations	47
	Net Interest Income (Tax Equivalent Basis)	49
	Critical Accounting Policies	54

	Results of Operations
	Interest Income	55
	Interest Expense	55
	Provision for Loan/Lease Losses	56
	Noninterest Income	57
	Noninterest Expense	61
	Income Taxes	63
	Financial Condition	64
	Investment Securities	64
	Loans/Leases	66
	Allowance for Estimated Losses on Loans/Leases	68
	Nonperforming Assets	70
	Deposits	71
	Borrowings	71
	Stockholders' Equity	73
	Liquidity and Capital Resources	73
	Special Note Concerning Forward-Looking Statements	76

	Item 3 Quantitative and Qualitative Disclosures About Market Risk	77

	Item 4 Controls and Procedures	79

Part II	OTHER INFORMATION

	Item 1 Legal Proceedings	80

	Item 1A Risk Factors	80

	Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	80

	Item 3 Defaults upon Senior Securities	80

	Item 4 Mine Safety Disclosures	80

	Item 5 Other Information	80

	Item 6 Exhibits	81

Signatures		82

Throughout the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, we use certain acronyms and abbreviations, as defined in Note 1.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of September 30, 2016 and December 31, 2015

	September 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$61,213,134	$41,742,321
Federal funds sold	21,022,000	19,850,000
Interest-bearing deposits at financial institutions	75,025,417	36,313,965

Securities held to maturity, at amortized cost	306,740,174	253,674,159
Securities available for sale, at fair value	258,190,081	323,434,982
Total securities	564,930,255	577,109,141

Loans receivable held for sale	1,377,875	565,850
Loans/leases receivable held for investment	2,359,222,637	1,797,456,825
Gross loans/leases receivable	2,360,600,512	1,798,022,675
Less allowance for estimated losses on loans/leases	(28,826,835)	(26,140,906)
Net loans/leases receivable	2,331,773,677	1,771,881,769

Bank-owned life insurance	56,810,035	55,485,655
Premises and equipment, net	59,484,141	37,350,352
Restricted investment securities	14,999,425	14,835,925
Other real estate owned, net	5,807,603	7,150,658
Goodwill	13,631,626	3,222,688
Core deposit intangible	7,613,593	1,471,409
Other assets	68,675,203	26,784,392
Total assets	$3,280,986,109	$2,593,198,275

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$764,614,548	$615,292,211
Interest-bearing	1,830,298,205	1,265,373,973
Total deposits	2,594,912,753	1,880,666,184

Short-term borrowings	60,015,417	144,662,716
Federal Home Loan Bank advances	138,642,529	151,000,000
Other borrowings	80,000,000	110,000,000
Junior subordinated debentures	33,446,578	38,499,052
Other liabilities	93,111,672	42,484,573
Total liabilities	3,000,128,949	2,367,312,525

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000	-	-
September 2016 and December 2015 - No shares issued or outstanding
Common stock, $1 par value; shares authorized 20,000,000	13,075,307	11,761,083
September 2016 - 13,075,307 shares issued and outstanding
December 2015 - 11,761,083 shares issued and outstanding
Additional paid-in capital	155,950,678	123,282,851
Retained earnings	110,610,144	92,965,645
Accumulated other comprehensive income (loss):
Securities available for sale	2,379,584	(1,324,408)
Interest rate cap derivatives	(1,158,553)	(799,421)
Total stockholders' equity	280,857,160	225,885,750
Total liabilities and stockholders' equity	$3,280,986,109	$2,593,198,275

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended September 30,

	2016	2015
Interest and dividend income:
Loans/leases, including fees	$23,001,107	$19,278,335
Securities:
Taxable	1,057,204	1,639,534
Nontaxable	2,510,169	2,021,804
Interest-bearing deposits at financial institutions	103,216	66,604
Restricted investment securities	132,047	127,172
Federal funds sold	12,992	7,663
Total interest and dividend income	26,816,735	23,141,112

Interest expense:
Deposits	1,472,031	1,140,419
Short-term borrowings	12,541	63,815
Federal Home Loan Bank advances	420,570	537,473
Other borrowings	974,634	944,903
Junior subordinated debentures	306,182	316,976
Total interest expense	3,185,958	3,003,586

Net interest income	23,630,777	20,137,526

Provision for loan/lease losses	1,607,986	1,635,263
Net interest income after provision for loan/lease losses	22,022,791	18,502,263

Noninterest income:
Trust department fees	1,518,600	1,531,964
Investment advisory and management fees	765,977	782,442
Deposit service fees	1,150,869	984,631
Gains on sales of residential real estate loans, net	144,105	84,609
Gains on sales of government guaranteed portions of loans, net	218,785	759,668
Swap fee income	333,772	62,700
Securities gains, net	4,251,773	56,580
Earnings on bank-owned life insurance	450,251	407,018
Debit card fees	475,182	333,144
Correspondent banking fees	253,823	310,759
Participation service fees on commercial loan participations	237,456	201,822
Fee income from early termination of leases	95,129	89,332
Credit card issuing fees	137,620	133,904
Lawsuit award	-	387,045
Other	390,059	277,068
Total noninterest income	10,423,401	6,402,686

Noninterest expense:
Salaries and employee benefits	11,202,460	10,583,361
Occupancy and equipment expense	2,086,331	1,863,648
Professional and data processing fees	1,931,329	1,742,268
Acquisition costs	2,046,036	-
FDIC insurance, other insurance and regulatory fees	582,835	702,136
Loan/lease expense	102,678	90,415
Net cost of operations of other real estate	133,055	(1,117,671)
Advertising and marketing	547,768	460,411
Postage and communications	237,569	220,895
Stationery and supplies	167,887	144,967
Bank service charges	415,401	392,352
Losses on debt extinguishment, net	4,137,310	-
Correspondent banking expense	205,998	176,977
Other	683,826	687,332
Total noninterest expense	24,480,483	15,947,091

Net income before income taxes	7,965,709	8,957,858
Federal and state income tax expense	1,858,208	2,468,871

Net income	$6,107,501	$6,488,987

Basic earnings per common share	$0.47	$0.55
Diluted earnings per common share	$0.46	$0.55

Weighted average common shares outstanding	13,066,777	11,713,993
Weighted average common and common equivalent shares outstanding	13,269,703	11,875,930

Cash dividends declared per common share	$0.04	$-

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Nine Months Ended September 30,

	2016	2015
Interest and dividend income:
Loans/leases, including fees	$62,939,656	$55,528,578
Securities:
Taxable	3,605,948	5,317,794
Nontaxable	7,028,387	5,642,692
Interest-bearing deposits at financial institutions	225,775	208,323
Restricted investment securities	396,157	377,651
Federal funds sold	36,155	18,416
Total interest and dividend income	74,232,078	67,093,454

Interest expense:
Deposits	4,106,227	3,296,351
Short-term borrowings	73,672	181,084
Federal Home Loan Bank advances	1,278,207	2,982,834
Other borrowings	2,624,154	3,285,231
Junior subordinated debentures	912,706	937,375
Total interest expense	8,994,966	10,682,875

Net interest income	65,237,112	56,410,579

Provision for loan/lease losses	4,878,821	5,694,384
Net interest income after provision for loan/lease losses	60,358,291	50,716,195

Noninterest income:
Trust department fees	4,606,590	4,676,535
Investment advisory and management fees	2,117,100	2,250,918
Deposit service fees	3,028,758	2,790,456
Gains on sales of residential real estate loans, net	288,904	266,284
Gains on sales of government guaranteed portions of loans, net	2,701,203	899,987
Swap fee income	1,358,312	1,182,630
Securities gains, net	4,628,283	473,513
Earnings on bank-owned life insurance	1,324,380	1,318,909
Debit card fees	1,126,581	912,030
Correspondent banking fees	800,892	915,759
Participation service fees on commercial loan participations	694,175	647,598
Fee income from early termination of leases	172,922	250,892
Credit card issuing fees	413,348	403,713
Lawsuit award	-	387,045
Other	746,827	775,142
Total noninterest income	24,008,275	18,151,411

Noninterest expense:
Salaries and employee benefits	32,920,840	32,709,765
Occupancy and equipment expense	5,797,875	5,507,533
Professional and data processing fees	4,921,064	4,683,480
Acquisition costs	2,401,005	-
FDIC insurance, other insurance and regulatory fees	1,866,804	2,151,756
Loan/lease expense	419,846	601,888
Net cost of operations of other real estate	513,149	(1,088,696)
Advertising and marketing	1,367,478	1,368,152
Postage and communications	711,226	683,993
Stationery and supplies	490,682	424,330
Bank service charges	1,246,682	1,088,806
Losses on debt extinguishment, net	4,220,507	6,894,185
Correspondent banking expense	564,763	517,770
Other	1,736,813	1,775,637
Total noninterest expense	59,178,734	57,318,599

Net income before income taxes	25,187,832	11,549,007
Federal and state income tax expense	6,030,375	1,405,949

Net income	$19,157,457	$10,143,058

Basic earnings per common share	$1.55	$1.03
Diluted earnings per common share	$1.52	$1.01

Weighted average common shares outstanding	12,398,491	9,878,882
Weighted average common and common equivalent shares outstanding	12,580,042	10,024,441

Cash dividends declared per common share	$0.12	$0.04

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
	2016	2015
Net income	$6,107,501	$6,488,987

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains arising during the period before tax	3,682,514	4,155,252
Less reclassification adjustment for gains included in net income before tax	4,251,773	56,580
	(569,259)	4,098,672
Unrealized losses on interest rate cap derivatives:
Unrealized holding losses arising during the period before tax	(16,327)	(419,219)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	33,246	20,099
	(49,573)	(439,318)

Other comprehensive income (loss), before tax	(618,832)	3,659,354
Tax expense (benefit)	(257,648)	1,402,871
Other comprehensive income (loss), net of tax	(361,184)	2,256,483

Comprehensive income	$5,746,317	$8,745,470

	Nine Months Ended September 30,
	2016	2015
Net income	$19,157,457	$10,143,058

Other comprehensive income:

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	10,628,032	4,598,599
Less reclassification adjustment for gains included in net income before tax	4,628,283	473,513
	5,999,749	4,125,086
Unrealized losses on interest rate cap derivatives:
Unrealized holding losses arising during the period before tax	(552,510)	(672,169)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	82,281	30,562
	(634,791)	(702,731)

Other comprehensive income, before tax	5,364,958	3,422,355
Tax expense	2,020,098	1,323,928
Other comprehensive income, net of tax	3,344,860	2,098,427

Comprehensive income	$22,502,317	$12,241,485

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Nine Months Ended September 30, 2016 and 2015

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2015	$11,761,083	$123,282,851	$92,965,645	$(2,123,829)	$225,885,750
Net income	-	-	6,373,489	-	6,373,489
Other comprehensive income, net of tax	-	-	-	2,525,411	2,525,411
Common cash dividends declared, $0.04 per share	-	-	(470,873)	-	(470,873)
Proceeds from issuance of 5,054 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	5,054	94,560	-	-	99,614
Proceeds from issuance of 46,020 shares of common stock as a result of stock options exercised	46,020	729,473	-	-	775,493
Stock compensation expense	-	382,761			382,761
Tax benefit of nonqualified stock options exercised	-	22,508	-	-	22,508
Restricted stock awards	22,382	(22,382)	-	-	-
Exchange of 15,689 shares of common stock in connection with stock options exercised	(15,689)	(346,834)			(362,523)
Exchange of 3,939 shares of common stock in connection with restricted stock vested, net	(3,939)	(84,972)	-	-	(88,911)
Balance March 31, 2016	$11,814,911	$124,057,965	$98,868,261	$401,582	$235,142,719
Net income	-	-	6,676,467	-	6,676,467
Other comprehensive income, net of tax	-	-	-	1,180,633	1,180,633
Common cash dividends declared, $0.04 per share	-	-	(520,701)	-	(520,701)
Proceeds from the issuance of 1,215,000 shares of common stock, net of issuance costs	1,215,000	28,613,916	-	-	29,828,916
Proceeds from issuance of 6,982 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	6,982	142,887	-	-	149,869
Proceeds from issuance of 20,975 shares of common stock as a result of stock options exercised	20,975	230,671	-	-	251,646
Tax basis adjustment related to the acquisition of noncontrolling interest in m2 Lease Funds	-	2,132,415	-	-	2,132,415
Stock compensation expense	-	187,569			187,569
Tax benefit of nonqualified stock options exercised	-	87,858	-	-	87,858
Restricted stock awards	(500)	500	-	-	-
Balance June 30, 2016	$13,057,368	$155,453,781	$105,024,027	$1,582,215	$275,117,391
Net income	-	-	6,107,501	-	6,107,501
Other comprehensive loss, net of tax	-	-	-	(361,184)	(361,184)
Common cash dividends declared, $0.04 per share	-	-	(521,384)	-	(521,384)
Proceeds from issuance of 4,085 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	4,085	85,217	-	-	89,302
Proceeds from issuance of 14,692 shares of common stock as a result of stock options exercised	14,692	173,890	-	-	188,582
Stock compensation expense	-	190,211	-	-	190,211
Tax benefit of nonqualified stock options exercised	-	72,694	-	-	72,694
Exchange of 838 shares of common stock in connection with stock options exercised	(838)	(25,115)	-	-	(25,953)
Balance September 30, 2016	$13,075,307	$155,950,678	$110,610,144	$1,221,031	$280,857,160

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) - continued

Three and Nine Months Ended September 30, 2016 and 2015

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

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,157,457	$10,143,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,422,257	2,283,558
Provision for loan/lease losses	4,878,821	5,694,384
Stock-based compensation expense	760,541	758,493
Deferred compensation expense accrued	910,439	767,292
Losses (gains) on other real estate owned, net	130,280	(1,204,016)
Amortization of premiums on securities, net	968,553	756,876
Securities gains, net	(4,628,283)	(473,513)
Loans originated for sale	(57,160,485)	(29,968,289)
Proceeds on sales of loans	59,838,717	31,154,335
Gains on sales of residential real estate loans	(288,904)	(266,284)
Gains on sales of government guaranteed portions of loans	(2,701,203)	(899,987)
Losses on debt extinguishment, net	4,220,507	6,894,185
Amortization of core deposit intangible	210,469	149,634
Accretion of acquisition fair value adjustments, net	(690,379)	(334,990)
Increase in cash value of bank-owned life insurance	(1,324,380)	(1,318,909)
Increase in other assets	(2,480,461)	(5,211,555)
Decrease in other liabilities	1,614,477	4,269,482
Net cash provided by operating activities	$25,838,423	$23,193,754

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold	(474,000)	12,450,000
Net decrease (increase) in interest-bearing deposits at financial institutions	(23,981,295)	3,059,051
Proceeds from sales of other real estate owned	1,913,775	6,774,151
Activity in securities portfolio:
Purchases	(111,622,489)	(200,249,686)
Calls, maturities and redemptions	109,421,584	187,029,003
Paydowns	21,939,878	11,859,406
Sales	87,772,898	65,889,838
Activity in restricted investment securities:
Purchases	(25,700)	(2,806,650)
Redemptions	1,375,100	3,435,200
Net increase in loans/leases originated and held for investment	(144,605,204)	(129,356,790)
Purchase of premises and equipment	(3,871,166)	(4,327,671)
Net cash paid for Community State Bank acquisition	(69,905,355)	-
Net cash used in investing activities	$(132,061,974)	$(46,244,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	227,918,002	175,656,866
Net decrease in short-term borrowings	(84,647,299)	(100,787,458)
Activity in Federal Home Loan Bank advances:
Term advances	-	5,000,000
Calls and maturities	(19,000,000)	(24,000,000)
Net change in short-term and overnight advances	1,300,000	24,000,000
Prepayments	(10,524,197)	(81,192,185)
Activity in other borrowings:
Proceeds from other borrowings	35,000,000	-
Calls, maturities and scheduled principal payments	-	(7,350,000)
Prepayments	(50,320,407)	(29,177,000)
Retirement of junior subordinated debentures	(3,955,000)	-
Payment of cash dividends on common stock	(1,460,157)	(782,054)
Net proceeds from the common stock offering, 3,680,000 shares issued	-	63,484,123
Net proceeds from the common stock offering, 1,215,000 shares issued	29,828,916	-
Proceeds from issuance of common stock, net	1,554,506	1,016,324
Net cash provided by financing activities	$125,694,364	$25,868,616

Net increase in cash and due from banks	19,470,813	2,818,222
Cash and due from banks, beginning	41,742,321	38,235,019
Cash and due from banks, ending	$61,213,134	$41,053,241

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Nine Months Ended September 30, 2016 and 2015

	2016	2015
Supplemental disclosure of cash flow information, cash payments for:
Interest	$9,081,850	$10,880,589

Income/franchise taxes	$9,487,002	$1,985,275

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	$3,344,860	$2,098,427

Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	$(477,387)	$(68,706)

Tax benefit of nonqualified stock options exercised	$183,060	$71,110

Transfers of loans to other real estate owned	$51,000	$942,782

Due from broker for sales of securities	$32,078,011	$-

Due to broker for purchases of securities	$15,190,000	$-

Due to counterparties for prepayment of FHLB advances and other borrowings	$(24,575,903)	$-

Tax basis adjustment related to the acquisition of noncontrolling interest in m2 Lease Funds	$2,132,415	$-

Supplemental disclosure of cash flow information for Community State Bank acquisition:
Fair value of assets acquired:
Cash and due from banks *	$10,094,645	$-
Federal funds sold	698,000	-
Interest-bearing deposits at financial institutions	14,730,157	-
Securities	102,640,029	-
Loans/leases receivable held for investment, net	419,029,277	-
Premises and equipment, net	20,684,880	-
Core deposit intangible	6,352,653	-
Restricted investment securities	1,512,900	-
Other real estate owned	650,000	-
Other assets	4,763,224	-
Total assets acquired	$581,155,765	$-

Fair value of liabilities assumed:
Deposits	$486,298,262	$-
FHLB advances	20,368,877	-
Other liabilities	4,897,564	-
Total liabilities assumed	$511,564,703	$-

Net assets acquired	$69,591,062	$-
Consideration paid:
Cash paid *	$80,000,000	$-
Total consideration paid	$80,000,000	$-

Goodwill	$10,408,938	$-
* Net cash paid at closing totaled $69,905,355

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016

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

The financial information of the Company included herein has been prepared in accordance with U.S. GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim period ended September 30, 2016, are not necessarily indicative of the results expected for the year ending December 31, 2016, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	FRB: Federal Reserve Bank of Chicago
AOCI: Accumulated other comprehensive income (loss)	GAAP: Generally Accepted Accounting Principles
AFS: Available for sale	HTM: Held to maturity
ASC: Accounting Standards Codification	m2: m2 Lease Funds, LLC
ASC 805: Business Combinations Standard	MD&A: Management's Discussion & Analysis
ASU: Accounting Standards Update	NIM: Net interest margin
BOLI: Bank-owned life insurance	NPA: Nonperforming asset
Caps: Interest rate cap derivatives	NPL: Nonperforming loan
Community National: Community National Bancorporation	OREO: Other real estate owned
CNB: Community National Bank	OTTI: Other-than-temporary impairment
CRBT: Cedar Rapids Bank & Trust Company	PCI: Purchased credit impaired
CRE: Commercial real estate	Provision: Provision for loan/lease losses
CSB: Community State Bank	QCBT: Quad City Bank & Trust Company
C&I: Commercial and industrial	RB&T: Rockford Bank & Trust Company
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	ROAA: Return on Average Assets
Consumer Protection Act	SBA: U.S. Small Business Administration
EPS: Earnings per share	SEC: Securities and Exchange Commission
Exchange Act: Securities Exchange Act of 1934, as amended	TA: Tangible assets
FASB: Financial Accounting Standards Board	TCE: Tangible common equity
FDIC: Federal Deposit Insurance Corporation	TDRs: Troubled debt restructurings
FHLB: Federal Home Loan Bank	The Company: QCR Holdings, Inc.
USDA: U.S. Department of Agriculture

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include four commercial banks: QCBT, CRBT, CSB and RB&T. All are state-chartered commercial banks. The Company also engages in direct financing lease contracts through m2 Lease Funds, a wholly-owned subsidiary of QCBT. All material intercompany transactions and balances have been eliminated in consolidation.

The acquisition of CSB closed on August 31, 2016. CSB is headquartered in Ankeny, Iowa. The financial results of CSB for the period since acquisition are included in this report. See Note 9 to the Consolidated Financial Statements for additional information.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation. ASU 2016-09 aims to simplify the accounting for companies that issue share-based payment awards to their employees. Simplification includes the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows of share-based payment awards. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and it is not expected to have a significant impact on the Company’s consolidated financial statements.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of September 30, 2016 and December 31, 2015 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
September 30, 2016:
Securities HTM:
Municipal securities	$305,690,174	$5,533,151	$(778,982)	$310,444,343
Other securities	1,050,000	-	-	1,050,000
	$306,740,174	$5,533,151	$(778,982)	$311,494,343

Securities AFS:
U.S. govt. sponsored agency securities	$66,966,328	$992,084	$(73,463)	$67,884,949
Residential mortgage-backed and related securities	131,496,011	1,824,345	(147,552)	133,172,804
Municipal securities	53,887,898	816,063	(63,499)	54,640,462
Other securities	2,002,113	492,980	(3,227)	2,491,866
	$254,352,350	$4,125,472	$(287,741)	$258,190,081

December 31, 2015:
Securities HTM:
Municipal securities	$252,624,159	$3,190,558	$(1,173,432)	$254,641,285
Other securities	1,050,000	-	-	1,050,000
	$253,674,159	$3,190,558	$(1,173,432)	$255,691,285

Securities AFS:
U.S. govt. sponsored agency securities	$216,281,416	$104,524	$(2,848,561)	$213,537,379
Residential mortgage-backed and related securities	81,442,479	511,095	(1,283,439)	80,670,135
Municipal securities	26,764,981	872,985	(59,378)	27,578,588
Other securities	1,108,124	540,919	(163)	1,648,880
	$325,597,000	$2,029,523	$(4,191,541)	$323,434,982

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2016 and December 31, 2015, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2016:
Securities HTM:
Municipal securities	$23,632,888	$(251,558)	$14,150,396	$(527,424)	$37,783,284	$(778,982)

Securities AFS:
U.S. govt. sponsored agency securities	$9,547,746	$(73,463)	$-	$-	$9,547,746	$(73,463)
Residential mortgage-backed and related securities	9,326,000	(78,305)	8,464,738	(69,247)	17,790,738	(147,552)
Municipal securities	25,921,780	(49,087)	846,894	(14,412)	26,768,674	(63,499)
Other securities	641,430	(3,227)	-	-	641,430	(3,227)
	$45,436,956	$(204,082)	$9,311,632	$(83,659)	$54,748,588	$(287,741)

December 31, 2015:
Securities HTM:
Municipal securities	$14,803,408	$(294,438)	$19,927,581	$(878,994)	$34,730,989	$(1,173,432)

Securities AFS:
U.S. govt. sponsored agency securities	$112,900,327	$(1,397,591)	$64,476,661	$(1,450,970)	$177,376,988	$(2,848,561)
Residential mortgage-backed and related securities	40,356,921	(730,466)	19,836,637	(552,973)	60,193,558	(1,283,439)
Municipal securities	2,220,800	(31,807)	848,329	(27,571)	3,069,129	(59,378)
Other securities	411	(163)	-	-	411	(163)
	$155,478,459	$(2,160,027)	$85,161,627	$(2,031,514)	$240,640,086	$(4,191,541)

At September 30, 2016, the investment portfolio included 526 securities. Of this number, 92 securities were in an unrealized loss position. The aggregate losses of these securities totaled less than 1% of the total amortized cost of the portfolio. Of these 92 securities, 17 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At September 30, 2016 and December 31, 2015, equity securities represented less than 1% of the total portfolio.

The Company did not recognize OTTI on any debt or equity securities for the three or nine months ended September 30, 2016 and 2015.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities for the three and nine months ended September 30, 2016 and 2015, respectively, were from securities identified as AFS. Information on proceeds received, as well as pre-tax gross gains and losses from sales on those securities are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Proceeds from sales of securities*	$58,775,764	$11,922,915	$119,850,909	$65,889,838
Pre-tax gross gains from sales of securities	4,281,828	102,766	4,815,373	672,317
Pre-tax gross losses from sales of securities	(30,055)	(46,186)	(187,090)	(198,804)

* Proceeds from sales of securities for the nine months ended September 30, 2016 includes $32.1 million receivable from broker for the sale of securities

In September 2016, the Company sold an equity security and recognized a pre-tax gross gain on the sale of $4,010,877. The equity security was acquired by the Company at no cost as part of a membership in the invested company in 2002.

The amortized cost and fair value of securities as of September 30, 2016 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table. “Other securities” AFS are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities HTM:
Due in one year or less	$9,333,827	$9,382,178
Due after one year through five years	30,899,427	31,047,261
Due after five years	266,506,920	271,064,904
	$306,740,174	$311,494,343

Securities AFS:
Due in one year or less	$2,345,063	$2,347,195
Due after one year through five years	55,691,033	56,456,647
Due after five years	62,818,130	63,721,569
	$120,854,226	$122,525,411
Residential mortgage-backed and related securities	131,496,011	133,172,804
Other securities	2,002,113	2,491,866
	$254,352,350	$258,190,081

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity. These callable securities are summarized as follows:

	Amortized Cost	Fair Value
Securities HTM:
Municipal securities	$178,052,716	$180,307,064

Securities AFS:
U.S. govt. sponsored agency securities	11,042,867	11,073,088
Municipal securities	41,062,791	37,443,219
	$52,105,658	$48,516,307

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of September 30, 2016, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 114 issuers with fair values totaling $115.8 million and revenue bonds issued by 112 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $249.3 million. The Company held investments in general obligation bonds in 24 states, including four states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 13 states, including five states in which the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuer’s state:

September 30, 2016:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	27	$32,289,974	$32,746,465	$1,212,832
Illinois	19	30,063,690	30,437,115	1,601,953
North Dakota	6	19,403,728	19,906,421	3,317,737
Missouri	13	8,304,022	8,448,994	649,923
Other	49	23,934,196	24,247,257	494,842
Total general obligation bonds	114	$113,995,610	$115,786,252	$1,015,669

December 31, 2015:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	15	$19,974,939	$20,247,108	$1,349,807
Illinois	9	10,928,700	11,264,348	1,251,594
North Dakota	5	10,890,000	11,050,235	2,210,047
Missouri	12	7,924,800	7,986,856	665,571
Other	41	16,965,393	17,229,485	420,231
Total general obligation bonds	82	$66,683,832	$67,778,032	$826,561

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuer’s state:

September 30, 2016:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	44	$90,171,820	$91,084,628	$2,070,105
Iowa	30	75,440,709	77,216,784	2,573,893
Indiana	20	43,994,737	44,605,536	2,230,277
Kansas	6	13,480,269	13,587,744	2,264,624
North Dakota	4	8,114,931	8,175,230	2,043,808
Other	8	14,379,998	14,628,631	1,828,579
Total revenue bonds	112	$245,582,464	$249,298,553	$2,225,880

December 31, 2015:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	41	$78,593,590	$79,015,378	$1,927,204
Iowa	26	70,773,660	71,659,410	2,756,131
Indiana	17	40,018,381	40,210,320	2,365,313
Kansas	3	11,748,679	11,821,055	3,940,352
Other	5	11,570,998	11,735,678	2,347,136
Total revenue bonds	92	$212,705,308	$214,441,841	$2,330,890

Both general obligation and revenue bonds are diversified across many issuers. As of September 30, 2016 and December 31, 2015, the Company did not hold general obligation or revenue bonds of any single issuer, the aggregate book or market value of which exceeded 4% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company’s municipal securities are owned by each of the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually, and as of September 30, 2016, all were well within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of total risk-based capital.

As of September 30, 2016, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of September 30, 2016 and December 31, 2015 is presented as follows:

	As of September 30,	As of December 31,
	2016	2015

C&I loans	$804,307,562	$648,159,892
CRE loans
Owner-occupied CRE	317,899,011	252,523,164
Commercial construction, land development, and other land	160,527,094	49,083,844
Other non owner-occupied CRE	591,878,656	422,761,757
	1,070,304,761	724,368,765

Direct financing leases *	166,924,077	173,655,605
Residential real estate loans **	229,080,600	170,432,530
Installment and other consumer loans	81,917,732	73,669,493
	2,352,534,732	1,790,286,285
Plus deferred loan/lease origination costs, net of fees	8,065,780	7,736,390
	2,360,600,512	1,798,022,675
Less allowance	(28,826,835)	(26,140,906)
	$2,331,773,677	$1,771,881,769

* Direct financing leases:
Net minimum lease payments to be received	$186,183,516	$195,476,230
Estimated unguaranteed residual values of leased assets	1,085,154	1,165,706
Unearned lease/residual income	(20,344,593)	(22,986,331)
	166,924,077	173,655,605
Plus deferred lease origination costs, net of fees	6,018,484	6,594,582
	172,942,561	180,250,187
Less allowance	(3,041,962)	(3,395,088)
	$169,900,599	$176,855,099

*Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors, which is combined with management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider, which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three and nine months ended September 30, 2016 and 2015.

**Includes residential real estate loans held for sale totaling $1,377,875 and $565,850 as of September 30, 2016, and December 31, 2015, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The aging of the loan/lease portfolio by classes of loans/leases as of September 30, 2016 and December 31, 2015 is presented as follows:

	As of September 30, 2016
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$796,943,072	$358,503	$232,297	$266,485	$6,507,205	$804,307,562
CRE
Owner-Occupied CRE	316,299,798	-	-	-	1,599,213	317,899,011
Commercial Construction, Land Development, and Other Land	160,034,828	-	-	-	492,266	160,527,094
Other Non Owner-Occupied CRE	585,545,037	4,617,055	-	-	1,716,564	591,878,656
Direct Financing Leases	162,556,659	1,180,356	998,896	-	2,188,166	166,924,077
Residential Real Estate	227,061,212	122,744	114,638	104,789	1,677,217	229,080,600
Installment and Other Consumer	81,576,782	89,104	41,332	20,492	190,022	81,917,732
	$2,330,017,388	$6,367,762	$1,387,163	$391,766	$14,370,653	$2,352,534,732

As a percentage of total loan/lease portfolio	99.05%	0.27%	0.06%	0.02%	0.61%	100.00%

	As of December 31, 2015
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$640,725,241	$1,636,860	$5,816	$-	$5,791,975	$648,159,892
CRE
Owner-Occupied CRE	251,612,752	182,949	-	-	727,463	252,523,164
Commercial Construction, Land Development, and Other Land	48,890,040	-	-	-	193,804	49,083,844
Other Non Owner-Occupied CRE	420,819,874	614,732	219,383	-	1,107,768	422,761,757
Direct Financing Leases	170,021,289	1,490,818	439,314	2,843	1,701,341	173,655,605
Residential Real Estate	166,415,118	2,800,589	200,080	-	1,016,743	170,432,530
Installment and Other Consumer	73,134,197	412,052	14,127	-	109,117	73,669,493
	$1,771,618,511	$7,138,000	$878,720	$2,843	$10,648,211	$1,790,286,285

As a percentage of total loan/lease portfolio	98.96%	0.40%	0.05%	0.00%	0.59%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NPLs by classes of loans/leases as of September 30, 2016 and December 31, 2015 are presented as follows:

	As of September 30, 2016
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Accruing TDRs	Total NPLs	Percentage of Total NPLs

C&I	$266,485	$6,507,205	$170,113	$6,943,803	41.86%
CRE
Owner-Occupied CRE	-	1,599,213	-	1,599,213	9.64%
Commercial Construction, Land Development, and Other Land	-	492,266	-	492,266	2.97%
Other Non Owner-Occupied CRE	-	1,716,564	-	1,716,564	10.35%
Direct Financing Leases	-	2,188,166	1,138,335	3,326,501	20.05%
Residential Real Estate	104,789	1,677,217	390,039	2,172,045	13.09%
Installment and Other Consumer	20,492	190,022	126,998	337,512	2.03%
	$391,766	$14,370,653	$1,825,485	$16,587,904	100.00%

*Nonaccrual loans/leases included $4,859,420 of TDRs, including $2,241,205 in C&I loans, $1,937,655 in CRE loans, $463,859 in direct financing leases, $110,702 in residential real estate loans, and $105,999 in installment loans.

	As of December 31, 2015
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases **	Accruing TDRs	Total NPLs	Percentage of Total NPLs

C&I	$-	$5,791,975	$173,087	$5,965,062	50.96%
CRE				-
Owner-Occupied CRE	-	727,463	-	727,463	6.22%
Commercial Construction, Land Development, and Other Land	-	193,804	-	193,804	1.66%
Other Non Owner-Occupied CRE	-	1,107,768	-	1,107,768	9.46%
Direct Financing Leases	2,843	1,701,341	-	1,704,184	14.56%
Residential Real Estate	-	1,016,743	402,044	1,418,787	12.12%
Installment and Other Consumer	-	109,117	478,625	587,742	5.02%
	$2,843	$10,648,211	$1,053,756	$11,704,810	100.00%

**Nonaccrual loans/leases included $1,533,657 of TDRs, including $1,164,423 in C&I loans, $193,804 in CRE loans, $42,098 in direct financing leases, $119,305 in residential real estate loans, and $14,027 in installment loans.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance by portfolio segment for the three and nine months ended September 30, 2016 and 2015, respectively, are presented as follows:

	Three Months Ended September 30, 2016
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$10,724,506	$10,987,062	$3,226,194	$2,014,987	$1,144,741	$28,097,490
Provisions charged to expense	859,031	8,962	641,435	79,221	19,337	1,607,986
Loans/leases charged off	(96,330)	-	(847,668)	(38,554)	(4,530)	(987,082)
Recoveries on loans/leases previously charged off	70,759	6,500	22,001	-	9,181	108,441
Balance, ending	$11,557,966	$11,002,524	$3,041,962	$2,055,654	$1,168,729	$28,826,835

	Three Months Ended September 30, 2015
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$10,020,866	$9,929,656	$3,352,303	$1,720,135	$1,123,040	$26,146,000
Provisions charged to expense	520,058	573,119	361,071	130,742	50,273	1,635,263
Loans/leases charged off	(145,665)	(1,813,973)	(483,420)	(25,928)	(6,837)	(2,475,823)
Recoveries on loans/leases previously charged off	136,909	19,913	18,679	4,107	49,296	228,904
Balance, ending	$10,532,168	$8,708,715	$3,248,633	$1,829,056	$1,215,772	$25,534,344

	Nine Months Ended September 30, 2016

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$10,484,080	$9,375,117	$3,395,088	$1,790,150	$1,096,471	$26,140,906
Provisions (credits) charged to expense	1,357,262	1,644,008	1,580,677	336,865	(39,991)	4,878,821
Loans/leases charged off	(388,879)	(23,101)	(1,983,322)	(72,261)	(22,018)	(2,489,581)
Recoveries on loans/leases previously charged off	105,503	6,500	49,519	900	134,267	296,689
Balance, ending	$11,557,966	$11,002,524	$3,041,962	$2,055,654	$1,168,729	$28,826,835

	Nine Months Ended September 30, 2015

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$8,750,317	$8,353,386	$3,442,915	$1,525,952	$1,001,795	$23,074,365
Provisions charged to expense	1,513,430	2,490,766	1,238,505	324,925	126,758	5,694,384
Loans/leases charged off	(391,303)	(2,165,049)	(1,496,010)	(25,928)	(40,886)	(4,119,176)
Recoveries on loans/leases previously charged off	659,724	29,612	63,223	4,107	128,105	884,771
Balance, ending	$10,532,168	$8,708,715	$3,248,633	$1,829,056	$1,215,772	$25,534,344

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance by impairment evaluation and by portfolio segment as of September 30, 2016 and December 31, 2015 is presented as follows:

	As of September 30, 2016
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$1,114,680	$175,743	$739,207	$169,147	$148,320	$2,347,097
Allowance for nonimpaired loans/leases	10,443,286	10,826,781	2,302,755	1,886,507	1,020,409	26,479,738
	$11,557,966	$11,002,524	$3,041,962	$2,055,654	$1,168,729	$28,826,835

Impaired loans/leases	$5,874,093	$3,495,386	$2,925,205	$2,230,829	$368,924	$14,894,437
Nonimpaired loans/leases	798,433,469	1,066,809,375	163,998,872	226,849,771	81,548,808	2,337,640,295
	$804,307,562	$1,070,304,761	$166,924,077	$229,080,600	$81,917,732	$2,352,534,732

Allowance as a percentage of impaired loans/leases	18.98%	5.03%	25.27%	7.58%	40.20%	15.76%
Allowance as a percentage of nonimpaired loans/leases	1.31%	1.01%	1.40%	0.83%	1.25%	1.13%
Total allowance as a percentage of total loans/leases	1.44%	1.03%	1.82%	0.90%	1.43%	1.22%

	As of December 31, 2015
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$2,592,270	$76,934	$306,193	$185,801	$143,089	$3,304,287
Allowance for nonimpaired loans/leases	7,891,810	9,298,183	3,088,895	1,604,349	953,382	22,836,619
	$10,484,080	$9,375,117	$3,395,088	$1,790,150	$1,096,471	$26,140,906

Impaired loans/leases	$5,286,482	$2,029,035	$1,701,341	$1,418,787	$587,742	$11,023,387
Nonimpaired loans/leases	642,873,410	722,339,730	171,954,264	169,013,743	73,081,751	1,779,262,898
	$648,159,892	$724,368,765	$173,655,605	$170,432,530	$73,669,493	$1,790,286,285

Allowance as a percentage of impaired loans/leases	49.04%	3.79%	18.00%	13.10%	24.35%	29.98%
Allowance as a percentage of nonimpaired loans/leases	1.23%	1.29%	1.80%	0.95%	1.30%	1.28%
Total allowance as a percentage of total loans/leases	1.62%	1.29%	1.96%	1.05%	1.49%	1.45%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the nine months ended September 30, 2016 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,846,140	$1,987,082	$-	$3,864,852	$8,644	$8,644
CRE
Owner-Occupied CRE	767,032	860,806	-	621,553	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	-	-	-
Other Non Owner-Occupied CRE	2,042,391	2,042,391	-	1,789,571	-	-
Direct Financing Leases	1,860,773	1,860,773	-	1,755,969	52,595	52,595
Residential Real Estate	1,418,957	1,458,158	-	1,455,159	2,992	2,992
Installment and Other Consumer	208,916	208,916	-	430,322	-	-
	$8,144,209	$8,418,126	$-	$9,917,426	$64,231	$64,231

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$4,027,953	$4,031,792	$1,114,680	$2,195,524	$-	$-
CRE
Owner-Occupied CRE	322,148	322,148	57,398	401,050	-	-
Commercial Construction, Land Development, and Other Land	186,681	186,681	77,611	190,208	-	-
Other Non Owner-Occupied CRE	177,134	177,134	40,734	67,571	-	-
Direct Financing Leases	1,064,432	1,064,432	739,207	653,884	-	-
Residential Real Estate	811,872	886,004	169,147	799,427	5,409	5,409
Installment and Other Consumer	160,008	160,008	148,320	145,962	4,426	4,426
	$6,750,228	$6,828,199	$2,347,097	$4,453,626	$9,835	$9,835

Total Impaired Loans/Leases:
C&I	$5,874,093	$6,018,874	$1,114,680	$6,060,376	$8,644	$8,644
CRE
Owner-Occupied CRE	1,089,180	1,182,954	57,398	1,022,603	-	-
Commercial Construction, Land Development, and Other Land	186,681	186,681	77,611	190,208	-	-
Other Non Owner-Occupied CRE	2,219,525	2,219,525	40,734	1,857,142	-	-
Direct Financing Leases	2,925,205	2,925,205	739,207	2,409,853	52,595	52,595
Residential Real Estate	2,230,829	2,344,162	169,147	2,254,586	8,401	8,401
Installment and Other Consumer	368,924	368,924	148,320	576,284	4,426	4,426
	$14,894,437	$15,246,325	$2,347,097	$14,371,052	$74,066	$74,066

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended September 30, 2016 and 2015, respectively, are presented as follows:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
Classes of Loans/Leases	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,677,527	$3,301	$3,301	$365,798	$1,870	$1,870
CRE
Owner-Occupied CRE	767,032	-	-	451,851	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	9,968	-	-
Other Non Owner-Occupied CRE	1,969,034	-	-	2,868,950	-	-
Direct Financing Leases	2,008,095	21,095	21,095	634,378	325	325
Residential Real Estate	1,481,340	941	941	900,938	1,362	1,362
Installment and Other Consumer	322,738	-	-	328,669	3,912	3,912
	$8,225,766	$25,337	$25,337	$5,560,552	$7,469	$7,469

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$4,188,621	$-	$-	$4,735,149	$-	$-
CRE
Owner-Occupied CRE	363,911	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	187,831	-	-	335,707	-	-
Other Non Owner-Occupied CRE	135,141	-	-	-	-	-
Direct Financing Leases	793,769	-	-	488,860	-	-
Residential Real Estate	807,827	1,503	1,503	984,558	1,981	1,981
Installment and Other Consumer	160,301	1,458	1,458	723,674	1,391	1,391
	$6,637,401	$2,961	$2,961	$7,267,948	$3,372	$3,372

Total Impaired Loans/Leases:
C&I	$5,866,148	$3,301	$3,301	$5,100,947	$1,870	$1,870
CRE
Owner-Occupied CRE	1,130,943	-	-	451,851	-	-
Commercial Construction, Land Development, and Other Land	187,831	-	-	345,675	-	-
Other Non Owner-Occupied CRE	2,104,175	-	-	2,868,950	-	-
Direct Financing Leases	2,801,864	21,095	21,095	1,123,238	325	325
Residential Real Estate	2,289,167	2,444	2,444	1,885,496	3,343	3,343
Installment and Other Consumer	483,039	1,458	1,458	1,052,343	5,303	5,303
	$14,863,167	$28,298	$28,298	$12,828,500	$10,841	$10,841

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$770,822,390	$307,017,431	$153,401,738	$572,769,744	$1,804,011,303	96.24%
Special Mention (Rating 6)	10,160,760	1,737,127	1,780,000	5,894,259	19,572,146	1.04%
Substandard (Rating 7)	23,324,412	9,144,453	5,345,356	13,214,653	51,028,874	2.72%
Doubtful (Rating 8)	-	-	-	-	-	-
	$804,307,562	$317,899,011	$160,527,094	$591,878,656	$1,874,612,323	100.00%

	As of September 30, 2016
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$163,597,576	$226,908,556	$81,580,220	$472,086,352	98.78%
Nonperforming	3,326,501	2,172,044	337,512	5,836,057	1.22%
	$166,924,077	$229,080,600	$81,917,732	$477,922,409	100.00%

	As of December 31, 2015
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$616,200,797	$238,119,608	$46,929,876	$406,027,442	$1,307,277,723	95.24%
Special Mention (Rating 6)	18,031,845	8,630,658	1,780,000	8,846,286	37,288,789	2.72%
Substandard (Rating 7)	13,927,250	5,772,898	373,968	7,888,029	27,962,145	2.04%
Doubtful (Rating 8)	-	-	-	-	-	-
	$648,159,892	$252,523,164	$49,083,844	$422,761,757	$1,372,528,657	100.00%

	As of December 31, 2015
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$171,951,421	$169,013,743	$73,081,751	$414,046,915	99.11%
Nonperforming	1,704,184	1,418,787	587,742	3,710,713	0.89%
	$173,655,605	$170,432,530	$73,669,493	$417,757,628	100.00%

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing TDRs.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of September 30, 2016 and December 31, 2015, TDRs totaled $6,684,905 and $2,587,413, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three and nine months ended September 30, 2016 and 2015. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended September 30, 2016				For the three months ended September 30, 2015
Classes of Loans/Leases	Number of Loans / Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance

CONCESSION - Significant Payment Delay
Direct Financing Leases	2	$461,643	$461,643	$-			$-	$-
	2	$461,643	$461,643	$-	-	$-	$-	$-

CONCESSION - Interest Rate Adjusted Below Market
Installment and Other Consumer	-	$-	$-	$-	1	$14,203	$14,203	$-
	-	$-	$-	$-	1	$14,203	$14,203	$-

TOTAL	2	$461,643	$461,643	$-	1	$14,203	$14,203	$-

	For the nine months ended September 30, 2016				For the nine months ended September 30, 2015
Classes of Loans/Leases	Number of Loans / Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of Maturity
C&I	1	$52,286	$52,286	$-	-	$-	$-	$-
Direct Financing Leases	4	410,653	410,653	-	-	-	-	-
	5	$462,939	$462,939	$-	-	$-	$-	$-

CONCESSION - Significant Payment Delay
C&I	1	$62,140	$62,140	$-	-	$-	$-	$-
Direct Financing Leases	6	771,672	771,672	-	-	-	-	-
	7	$833,812	$833,812	$-	-	$-	$-	$-

CONCESSION - Interest Rate Adjusted Below Market
CRE - Other	1	$1,233,740	$1,233,740	$-	-	$-	$-	$-
Installment and Other Consumer	-	-	-	-	1	14,203	14,203	-
	1	$1,233,740	$1,233,740	$-	1	$14,203	$14,203	$-

TOTAL	13	$2,530,491	$2,530,491	$-	1	$14,203	$14,203	$-

Of the TDRs reported above, two with a post-modification recorded balance of $1,384,680 were on nonaccrual as of September 30, 2016. Not included in the table above, the Company had one TDR that was restructured and charged off in 2016, totaling $236,545.

For the three and nine months ended September 30, 2016 and 2015, none of the Company’s TDRs had redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 – BORROWINGS

Maturity and interest rate information on advances from FHLB as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016
		Weighted		Weighted
		Average	Amount Due	Average
		Interest Rate	with	Interest Rate
	Amount Due	at Quarter-End	Putable Option *	at Quarter-End
Maturity:
Year ending December 31:
2016	$90,300,000	0.55%	$-	-%
2017	23,342,549	2.59	-	-
2018	25,000,000	2.70	-	-
Total FHLB advances	$138,642,549	1.68%	$-	-%

	December 31, 2015
		Weighted		Weighted
		Average	Amount Due	Average
		Interest Rate	with	Interest Rate
	Amount Due	at Year-End	Putable Option *	at Year-End
Maturity:
Year ending December 31:
2016	$103,000,000	0.56%	$2,000,000	4.00%
2017	18,000,000	2.89	-	-
2018	30,000,000	3.27	5,000,000	2.84
Total FHLB advances	$151,000,000	1.37%	$7,000,000	3.17%

Other borrowings as of September 30, 2016 and December 31, 2015 are summarized as follows:

	As of September 30, 2016	As of December 31, 2015

Wholesale structured repurchase agreements	$45,000,000	$110,000,000
Term note	30,000,000	-
Revolving line of credit	5,000,000	-
	$80,000,000	$110,000,000

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Maturity and interest rate information concerning wholesale structured repurchase agreements is summarized as follows:

	September 30, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Quarter-End	Amount Due	at Year-End
Maturity:
Year ending December 31:
2016	$-	0.00%	$-	0.00%
2017	10,000,000	3.07	10,000,000	3.00
2018	-	-	10,000,000	3.97
2019	10,000,000	3.44	45,000,000	3.40
2020	25,000,000	2.48	45,000,000	2.66
Total Wholesale Structured Repurchase Agreements	$45,000,000	2.83%	$110,000,000	3.11%

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

During the third quarter of 2016, the Company executed further balance sheet restructuring at QCBT which included the repayment of $55.0 million of wholesale structured repurchase agreements and $5.0 million of FHLB advances with a combined weighted average interest rate of 3.24%. As a result of this restructuring, the Company incurred $4.1 million (pre-tax) in losses on debt extinguishment that are included in the statements of income. The weighted average duration of this combined debt was 2.95 years, with $5.0 million maturing in 2018, $35.0 million maturing in 2019, and $20.0 million maturing in 2020. This funding was replaced partially with proceeds from the sale of bonds previously pledged as collateral for the wholesale structured repurchase agreements ($27.8 million) and the rest with short-term borrowings at an average interest rate of 0.50%.

As of December 31, 2015, the Company maintained a $40.0 million revolving line of credit note, with interest calculated at the effective LIBOR rate plus 2.50% per annum (3.10% at December 31, 2015). At December 31, 2015, the Company had not borrowed on this revolving credit note and had the full amount available. At the renewal date in June 2016, the note was amended to provide a $10.0 million revolving line of credit note and a $30.0 million term note commitment with a five-year term. Interest on the revolving line of credit is calculated at the effective LIBOR rate plus 2.50% per annum (3.34% at September 30, 2016). Interest on the term note is calculated at the effective LIBOR rate plus 3.00% per annum (3.84% at September 30, 2016). Upon closing of the acquisition of CSB, the Company utilized the full $30.0 million term note commitment and borrowed $5.0 million on the revolving line of credit note. At September 30, 2016, the Company had $35.0 million in borrowings outstanding. For the term note, the Company is required to make quarterly principal payments of $1.5 million with maturity information as of September 30, 2016, summarized as follows:

As of September 30, 2016
2017	6,000,000
2018	6,000,000
2019	6,000,000
2020	6,000,000
2021	6,000,000
$30,000,000

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Similar to the previous revolving note agreement, the amended agreement contains covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

In October 2016, the Company executed new agreements with the creditor on both the term note and the revolving line of credit, adjusting the rate index from 3-month LIBOR to 1-month LIBOR.

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

NOTE 5 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$6,107,501	$6,488,987	$19,157,457	$10,143,058

Basic EPS	$0.47	$0.55	$1.55	$1.03
Diluted EPS	$0.46	$0.55	$1.52	$1.01

Weighted average common shares outstanding*	13,066,777	11,713,993	12,398,491	9,878,882
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	202,926	161,937	181,551	145,559
Weighted average common and common equivalent shares outstanding	13,269,703	11,875,930	12,580,042	10,024,441

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

●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at September 30, 2016 and December 31, 2015:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2016:
Securities AFS:
U.S. govt. sponsored agency securities	$67,884,949	$-	$67,884,949	$-
Residential mortgage-backed and related securities	133,172,804	-	133,172,804	-
Municipal securities	54,640,462	-	54,640,462	-
Other securities	2,491,866	1,107	2,490,759	-
Interest rate caps	221,233	-	221,233	-
Interest rate swaps - assets	9,386,262	-	9,386,262	-
Total assets measured at fair value	$267,797,576	$1,107	$267,796,469	$-

Interest rate swaps - liabilities	$9,386,262	$-	$9,386,262	$-
Total liabilities measured at fair value	$9,386,262	$-	$9,386,262	$-

December 31, 2015:
Securities AFS:
U.S. govt. sponsored agency securities	$213,537,379	$-	$213,537,379	$-
Residential mortgage-backed and related securities	80,670,135	-	80,670,135	-
Municipal securities	27,578,588	-	27,578,588	-
Other securities	1,648,880	411	1,648,469	-
Interest rate caps	856,024	-	856,024	-
Interest rate swaps - assets	3,044,525	-	3,044,525	-
Total assets measured at fair value	$327,335,531	$411	$327,335,120	$-

Interest rate swaps - liabilities	$3,044,525	$-	$3,044,525	$-
Total liabilities measured at fair value	$3,044,525	$-	$3,044,525	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three and nine months ended September 30, 2016 or 2015.

A small portion of the securities available for sale portfolio consists of common stock issued by various unrelated bank holding companies. The fair values used by the Company are obtained from an independent pricing service and represent quoted market prices for the identical securities (Level 1 inputs).

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

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

Assets measured at fair value on a non-recurring basis comprise the following at September 30, 2016 and December 31, 2015:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2016:
Impaired loans/leases	$7,870,032	$-	$-	$7,870,032
OREO	6,272,211	-	-	6,272,211
	$14,142,243	$-	$-	$14,142,243

December 31, 2015:
Impaired loans/leases	$4,545,966	$-	$-	$4,545,966
OREO	7,722,711	-	-	7,722,711
	$12,268,677	$-	$-	$12,268,677

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value September 30, 2016	Fair Value December 31, 2015	Valuation Technique	Unobservable Input	Range

Impaired loans/leases	$7,870,032	$4,545,966	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-50.00%
OREO	6,272,211	7,722,711	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the three and nine months ended September 30, 2016 and 2015.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of September 30, 2016		As of December 31, 2015
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Cash and due from banks	Level 1	$61,213,134	$61,213,134	$41,742,321	$41,742,321
Federal funds sold	Level 2	21,022,000	21,022,000	19,850,000	19,850,000
Interest-bearing deposits at financial institutions	Level 2	75,025,417	75,025,417	36,313,965	36,313,965
Investment securities:
HTM	Level 2	306,740,174	311,494,343	253,674,159	255,691,285
AFS	See Previous Table	258,190,081	258,190,081	323,434,982	323,434,982
Loans/leases receivable, net	Level 3	7,287,067	7,870,032	4,209,228	4,545,966
Loans/leases receivable, net	Level 2	2,324,486,610	2,327,955,000	1,767,672,541	1,764,178,772
Interest rate caps	Level 2	221,233	221,233	856,024	856,024
Interest rate swaps - assets	Level 2	9,386,262	9,386,262	3,044,525	3,044,525
Deposits:
Nonmaturity deposits	Level 2	2,103,706,174	2,103,706,174	1,516,599,081	1,516,599,081
Time deposits	Level 2	491,206,579	491,849,000	364,067,103	364,192,000
Short-term borrowings	Level 2	60,015,417	60,015,417	144,662,716	144,662,716
FHLB advances	Level 2	138,642,529	140,153,000	151,000,000	153,143,000
Other borrowings	Level 2	80,000,000	82,119,000	110,000,000	116,061,000
Junior subordinated debentures	Level 2	33,446,578	24,768,273	38,499,052	27,642,093
Interest rate swaps - liabilities	Level 2	9,386,262	9,386,262	3,044,525	3,044,525

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

The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments comprised of the four subsidiary banks wholly owned by the Company: QCBT, CRBT, CSB and RB&T. Each of these secondary segments offers similar products and services, but is managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Selected financial information on the Company’s business segments is presented as follows as of and for the three and nine months ended September 30, 2016 and 2015.

	Commercial Banking				Wealth		Intercompany	Consolidated
	QCBT	CRBT	CSB	RB&T	Management	All Other	Eliminations	Total
Three Months Ended September 30, 2016
Total revenue	$18,026,215	$10,065,032	$2,675,741	$4,232,205	$2,284,577	$8,463,636	$(8,507,270)	$37,240,136
Net interest income	$11,225,414	$7,594,557	$2,191,862	$3,056,989	$-	$(438,045)	$-	$23,630,777
Net income	$3,596,469	$3,286,724	$188,608	$944,781	$398,859	$6,107,492	$(8,415,432)	$6,107,501
Total assets	$1,407,733,009	$887,592,695	$580,210,270	$393,191,774	$-	$368,990,749	$(356,732,388)	$3,280,986,109
Provision	$1,137,986	$-	$270,000	$200,000	$-	$-	$-	$1,607,986
Goodwill	$3,222,688	$-	$10,408,938	$-	$-	$-	$-	$13,631,626
Core deposit intangible	$-	$1,321,775	$6,291,818	$-	$-	$-	$-	$7,613,593

Three Months Ended September 30, 2015
Total revenue	$14,143,548	$10,047,658	$-	$3,922,304	$2,314,406	$7,937,087	$(8,821,205)	$29,543,798
Net interest income	$10,728,143	$6,956,027	$-	$2,771,214	$-	$(317,858)	$-	$20,137,526
Net income (loss)	$3,786,289	$2,893,397	$-	$847,709	$373,801	$6,488,988	$(7,901,197)	$6,488,987
Total assets	$1,328,053,105	$867,064,041	$-	$360,348,002	$-	$277,001,408	$(256,611,839)	$2,575,854,717
Provision	$910,263	$550,000	$-	$175,000	$-	$-	$-	$1,635,263
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,521,287	$-	$-	$-	$-	$-	$1,521,287

Nine Months Ended September 30, 2016
Total revenue	$45,706,061	$31,342,345	$2,675,741	$11,945,081	$6,723,690	$23,567,906	$(23,720,471)	$98,240,353
Net interest income	$33,394,620	$21,755,270	$2,191,862	$8,914,380	$-	$(1,019,020)	$-	$65,237,112
Net income	$10,326,508	$9,366,441	$188,608	$2,334,735	$1,232,831	$19,157,447	$(23,449,113)	$19,157,457
Total assets	$1,407,733,009	$887,592,695	$580,210,270	$393,191,774	$-	$368,990,749	$(356,732,388)	$3,280,986,109
Provision	$3,108,821	$700,000	$270,000	$800,000	$-	$-	$-	$4,878,821
Goodwill	$3,222,688	$-	$10,408,938	$-	$-	$-	$-	$13,631,626
Core deposit intangible	$-	$1,321,775	$6,291,818	$-	$-	$-	$-	$7,613,593

Nine Months Ended September 30, 2015
Total revenue	$39,893,713	$28,396,380	$-	$11,095,899	$6,927,453	$14,487,857	$(15,556,437)	$85,244,865
Net interest income	$29,745,080	$19,836,835	$-	$8,089,626	$-	$(1,260,962)	$-	$56,410,579
Net income	$6,578,479	$4,645,136	$-	$1,895,933	$1,271,661	$10,143,059	$(14,391,210)	$10,143,058
Total assets	$1,328,053,105	$867,064,041	$-	$360,348,002	$-	$277,001,408	$(256,611,839)	$2,575,854,717
Provision	$3,466,384	$1,650,000	$-	$578,000	$-	$-	$-	$5,694,384
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,521,287	$-	$-	$-	$-	$-	$1,521,287

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of September 30, 2016 and December 31, 2015, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of September 30, 2016 and December 31, 2015 are also presented in the following table (dollars in thousands). As of September 30, 2016 and December 31, 2015, each of the subsidiary banks met the requirements to be “well capitalized”.

			For Capital			To Be Well
			Adequacy Purposes			Capitalized Under
			With Capital			Prompt Corrective
	Actual		Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of September 30, 2016:
Company:
Total risk-based capital	$316,063	11.33%	$240,629	>	8.625%	$278,991	>	10.0%
Tier 1 risk-based capital	287,015	10.29%	184,831	>	6.625	223,192	>	8.0
Tier 1 leverage	287,015	10.09%	113,737	>	4.000	142,172	>	5.0
Common equity Tier 1	257,119	9.22%	142,983	>	5.125	181,344	>	6.5
Quad City Bank & Trust:
Total risk-based capital	$138,333	11.71%	$101,861	>	8.625%	$118,100	>	10.0%
Tier 1 risk-based capital	125,410	10.62%	78,241	>	6.625	94,480	>	8.0
Tier 1 leverage	125,410	8.86%	56,628	>	4.000	70,785	>	5.0
Common equity Tier 1	125,410	10.62%	60,526	>	5.125	76,765	>	6.5
Cedar Rapids Bank & Trust:
Total risk-based capital	$104,206	13.13%	$68,474	>	8.625%	$79,390	>	10.0%
Tier 1 risk-based capital	94,266	11.87%	52,596	>	6.625	63,512	>	8.0
Tier 1 leverage	94,266	10.36%	36,407	>	4.000	45,509	>	5.0
Common equity Tier 1	94,266	11.87%	40,687	>	5.125	51,604	>	6.5
Community State Bank:
Total risk-based capital	$67,008	14.09%	$41,031	>	8.625%	$47,572	>	10.0%
Tier 1 risk-based capital	66,735	14.03%	31,516	>	6.625	38,058	>	8.0
Tier 1 leverage	66,735	11.74%	22,745	>	4.000	28,431	>	5.0
Common equity Tier 1	66,735	14.03%	24,381	>	5.125	30,922	>	6.5
Rockford Bank & Trust:
Total risk-based capital	$41,130	11.95%	$29,680	>	8.625%	$34,412	>	10.0%
Tier 1 risk-based capital	36,821	10.70%	22,798	>	6.625	27,529	>	8.0
Tier 1 leverage	36,821	9.45%	15,587	>	4.000	19,484	>	5.0
Common equity Tier 1	36,821	10.70%	17,636	>	5.125	22,367	>	6.5

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

*The minimums under Basel III phase in higher by .625% (the capital conservation buffer) annually until 2019. The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Common equity Tier 1). At December 31, 2015, the New Basel III minimums mirrored the minimums required for capital adequacy purposes. The first phase-in of the Basel III capital conservation buffer occurred in 2016.

On October 27, 2016, the Company filed a universal shelf registration statement on Form S-3 with the SEC. When declared effective by the SEC, the registration statement will allow the Company to offer and sell various types of securities, including common stock, preferred stock, debt securities and/or warrants, from time to time up to an aggregate amount of $100 million. The Company utilized $30.1 million of its previous $100 million shelf registration filing through the offer and sale of its common stock in the second quarter of 2016 to help fund the acquisition of CSB. This Form S-3 filing will replenish the amount available to the previous level of $100 million. The specific terms and prices of any securities offered pursuant to the registration statement will be determined at the time of any future offering and described in a separate prospectus supplement, which would be filed with the SEC at the time of the particular offering, if any.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 9 – ACQUISITION OF COMMUNITY STATE BANK AND COMMON STOCK OFFERING

On August 31, 2016, the Company acquired Community State Bank from Van Diest Investment Company. CSB is headquartered in Ankeny, Iowa and is an Iowa-chartered bank that operates ten banking locations throughout the Des Moines metropolitan area. The Company purchased 100% of the outstanding common stock of CSB for cash consideration of $80.0 million.

The acquisition of CSB allowed the Company to expand its footprint into the Des Moines market. CSB has an experienced and capable leadership team that is committed to leading the Company’s efforts in the Des Moines MSA. CSB has demonstrated significant improvement in earnings and asset quality during the last three years. Additionally, CSB has a strong core deposit base and retail franchise. Although CSB already has strong earnings with an expected ROAA of 1.00% in 2016, the Company has identified several opportunities for enhanced future earnings performance. With $581 million of assets acquired, the Company believes this acquisition is large enough to provide meaningful impact on the financial results, but is not too large to overstrain existing infrastructure. Lastly, financial metrics related to the transaction were favorable, as measured by EPS accretion and earn-back of tangible book value dilution.

In connection with the acquisition, during the second quarter of 2016, the Company sold 1,215,000 shares of its common stock at a price of $24.75 per share, for net proceeds of $29.8 million, after deducting expenses. The shares were offered to institutional investors in a registered direct offering conducted without an underwriter or placement agent. The offering was a partial take-down of a previously filed shelf registration and closed on May 23, 2016.

Cash received from the common stock offering was used to help finance the purchase price of the acquisition. Additionally, the Company drew $5.0 million on its $10.0 million revolving line of credit and fully funded its $30.0 million term facility. Both of these facilities are described further in Note 4 to the Consolidated Financial Statements. Cash dividends of $15.2 million from QCBT and CRBT were used to fund the remainder of the purchase price.

The Company accounted for the business combination under the acquisition method of accounting in accordance with ASC 805. The Company recognized the full fair value of the assets acquired and liabilities assumed at the acquisition date, net of applicable income tax effects. The Company considers all purchase accounting adjustments as provisional and fair values are subject to refinement for up to one year after the closing date.

The excess of the consideration paid over the fair value of the net assets acquired is recorded as goodwill. This goodwill is not deductible for tax purposes.

The Company has several areas of specialization, including government guaranteed lending, C&I lending, interest rate swaps, leasing, wealth management, private banking and municipal bond offerings that will be offered in this new market, increasing future earnings potential. There is also value added to the Company through having a footprint in a market that has strong growth potential. Additionally, there are qualitative benefits gained through the addition of a new charter including better leverage of centralized operations and increased lending limits. The experience and value of the personnel at CSB and their knowledge of the Des Moines MSA is also beneficial.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The fair values of the assets acquired and liabilities assumed including the consideration paid and resulting goodwill is as follows:

As of
August 31, 2016
ASSETS
Cash and due from banks	$10,094,645
Federal funds sold	698,000
Interest-bearing deposits at financial institutions	14,730,157
Securities	102,640,029
Loans/leases receivable, net	419,029,277
Premises and equipment	20,684,880
Core deposit intangible	6,352,653
Restricted investment securities	1,512,900
Other real estate owned	650,000
Other assets	4,763,224
Total assets acquired	$581,155,765

LIABILITIES
Deposits	$486,298,262
FHLB advances	20,368,877
Other liabilities	4,897,564
Total liabilities assumed	$511,564,703

Net assets acquired	$69,591,062

CONSIDERATION PAID:
Cash	$80,000,000
Total consideration paid	$80,000,000

Goodwill	$10,408,938

Loans acquired in a business combination are recorded and initially measured at their estimated fair value as of the acquisition date. Credit discounts are included in the determination of fair value. A third party valuation consultant assisted with the determination of fair value.

Purchased loans are segregated into two categories: PCI loans and non-PCI (performing) loans. PCI loans are accounted for in accordance with ASC 310-30, as they display significant credit deterioration since origination and it is probable, as of the acquisition date, that the Company will be unable to collect all contractually required payments from the borrower. Performing loans are accounted for in accordance with ASC 310-20, as these loans do not have evidence of significant credit deterioration since origination and it is probable that the contractually required payments will be received from the borrower.

For PCI loans, the difference between the contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable discount. Further, any excess cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the expected remaining life of the loan. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized by recording an allowance for loan and lease losses and provision for loan losses.

For performing loans, the difference between the estimated fair value of the loans and the principal balance outstanding is accreted over the remaining life of the loans.

 Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The following table presents the purchased loans as of the acquisition date:

	PCI	Performing
	Loans	Loans	Total
Contractually required principal payments	$3,662,431	$428,552,119	$432,214,550
Nonaccretable discount	(991,685)	-	(991,685)
Principal cash flows expected to be collected	$2,670,746	$428,552,119	$431,222,865
Accretable discount	(277,579)	(11,916,009)	(12,193,588)
Fair Value of acquired loans	$2,393,167	$416,636,110	$419,029,277

Changes in accretable yield for the loans acquired were as follows for the three and nine months ended September 30, 2016:

	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	(277,579)	(11,916,009)	(12,193,588)
Accretion recognized	29,317	366,293	395,610
Balance at the end of the period	$(248,262)	$(11,549,716)	$(11,797,978)

During the current quarter, there was also $89 thousand of nonaccretable discount that was accelerated due to the early repayment of PCI loans.

Premises and equipment acquired with a fair value of $20,684,880 includes ten branch locations with a fair value of $19,735,000, including a write-up of $8,334,437. The fair value was determined with the assistance of a third party appraiser. The write-up of these properties will be recognized as an increase in depreciation expense over 39 years.

The Company recorded a core deposit intangible totaling $6,352,653 which is the portion of the acquisition purchase price which represents the value assigned to the existing deposit base. The core deposit intangible has a finite life and is amortized using an accelerated method over the estimated useful life of the deposits (estimated to be ten years).

The following table presents the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value:

September 30, 2016
Balance at the beginning of the period	$6,352,653
Amortization expense	(60,834)
Balance at the end of the period	$6,291,819

Gross carrying amount	$6,352,653
Accumulated amortization	(60,834)
Net book value	$6,291,819

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The following presents the estimated amortization expense of the core deposit intangible:

Years ending December 31,	Amount
2016	$182,503
2017	723,955
2018	710,751
2019	694,374
2020	674,819
Thereafter	3,305,417
$6,291,819

*There is another core deposit intangible on the balance sheet totaling $1,321,774 that is related to a previous acquisition.

During the first nine months of 2016, the Company incurred $2.4 million of expenses related to the acquisition, comprised primarily of legal, accounting, investment banking costs and personnel costs. These acquisition costs are presented on their own line within the consolidated statements of income. CSB results are included in the consolidated statements of income effective on the acquisition date. For the period 8/31/16 to 9/30/16, CSB reported revenues of $2.7 million and net income of $189 thousand, which included $473 thousand of after tax acquisition costs.

Unaudited pro forma combined operating results for the three and nine months ended September 30, 2016 and 2015, giving effect to the CSB acquisition as if it had occurred as of January 1, 2015, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except for per share data)

Interest income	$27,615	$25,685	$80,755	$73,051
Noninterest income	$11,415	$8,074	$27,744	$23,167
Net income	$7,301	$8,216	$23,813	$15,324

Earnings per common share:
Basic	$0.56	$0.64	$1.85	$1.38
Diluted	$0.55	$0.63	$1.82	$1.36

The pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 2015 or of future results of operations of the consolidated entities.

NOTE 10 – RELATED PARTY TRANSACTIONS

Management reviews transactions with related parties on a quarterly basis, as part of Disclosure Committee procedures.

During 2016, the Company entered into a material related party transaction with a company that is owned and controlled by a CRBT director. That company was chosen as the general contractor for the remodel of the Waterloo branch. The company was the original contractor for the branch and is recognized as a leader in Iowa and the Midwest market for the design and construction of financial services and professional office buildings. Based on the company’s expertise, their experience as the original designer/builder of the branch location and a decline to bid from two other contractors, management chose the company as the general contractor. Management determined that the bids received from the company were at market rates.

The project total is estimated at $3.5 million. This is the full contract price, as subcontractors will be utilized to complete the work. It is estimated that the company will receive $2.1 million for their work as the general contractor, including payments for a portion of the actual construction costs as the company is completing a portion of the subcontracting work in addition to being the general contractor.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries for the three and nine months ending September 30, 2016. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. The page locations and specific sections and notes that are referred to are presented in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

QCR Holdings, Inc. is a financial holding company and the parent company of QCBT, CRBT, CSB and RB&T.

QCBT, CRBT and CSB are Iowa-chartered commercial banks, and RB&T is an Illinois-chartered commercial bank. QCBT, CRBT and RB&T are members of the Federal Reserve system with depository accounts insured to the maximum amount permitted by law by the FDIC. CSB is not a Federal Reserve system member at this time, however, CSB intends to file a membership application as soon as possible. CSB’s depository accounts are insured to the maximum amount permitted by law by the FDIC.

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

●

CSB was acquired in the third quarter of 2016, as further described in Note 9 to the Consolidated Financial Statements. CSB provides full-service commercial and consumer banking to the Des Moines, Iowa area and adjacent communities through its 10 branch locations, including its main office located on North Ankeny Boulevard in Ankeny, Iowa.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

EXECUTIVE OVERVIEW

The Company reported net income of $6.1 million and diluted EPS of $0.46 for the quarter ended September 30, 2016. This included $1.5 million of acquisition costs (after-tax) related to the acquisition of CSB. By comparison, for the quarter ended June 30, 2016, the Company reported net income of $6.7 million and diluted EPS of $0.53. This included $231 thousand of acquisition costs (after-tax) related to CSB. For the third quarter of 2015, the Company reported net income of $6.5 million and diluted EPS of $0.55.

For the nine months ended September 30, 2016, the Company reported net income of $19.2 million and diluted EPS of $1.52. This included $1.7 million of acquisition costs (after-tax) related to the acquisition of CSB. By comparison, for the nine months ended September 30, 2015, the Company reported net income of $10.1 million and diluted EPS of $1.01. This included several nonrecurring items, including $4.5 million of losses on debt extinguishments (after-tax) related to the balance sheet restructuring that took place in the second quarter of 2015.

The third quarter of 2016 was highlighted by several significant items:

●	The successful closing of the acquisition of CSB, headquartered in Ankeny, Iowa;
●	Loan and lease growth at an annualized rate of 10.6% through the first nine months of the year (excluding the acquisition of CSB);
●	Strong swap fee income and gains on the sale of government guaranteed portions of loans, totaling $4.1 million year-to-date;
●	Further reductions in wholesale borrowings totaling $60 million in the third quarter; and
●	NIM improvement of 9 basis points quarter-over-quarter.

Following is a table that represents the various net income measurements for the Company.

	For the three months ended			For the nine months ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net income	$6,107,501	$6,676,467	$6,488,987	$19,157,457	$10,143,058

Diluted earnings per common share	$0.46	$0.53	$0.55	$1.52	$1.01

Weighted average common and common equivalent shares outstanding*	13,269,703	12,516,474	11,875,930	12,580,042	10,024,441

*The increase in the weighted average common and common equivalent shares outstanding was primarily due to the common stock issuance discussed in Note 9 to the Consolidated Financial Statements.

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended			For the nine months ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net interest income	$23,630,777	$21,008,813	$20,137,526	$65,237,112	$56,410,579
Provision expense	1,607,986	1,197,850	1,635,263	4,878,821	5,694,384
Noninterest income	10,423,401	6,762,401	6,402,686	24,008,275	18,151,411
Noninterest expense	24,480,483	17,743,753	15,947,091	59,178,734	57,318,599
Federal and state income tax expense	1,858,208	2,153,144	2,468,871	6,030,375	1,405,949
Net income	$6,107,501	$6,676,467	$6,488,987	$19,157,457	$10,143,058

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

In comparing quarter-over-quarter, following are some noteworthy changes in the Company’s financial results:

●

Net interest income increased 12% compared to the second quarter of 2016 and increased 17% from the same period in 2015. Much of this increase was the result of the acquisition of CSB, which reported net interest income of $2.2 million for the partial quarter.

●

Provision increased 34% compared to the second quarter of 2016. Provision was flat from the same period of 2015. The increase in the third quarter was primarily the result of the acquisition of CSB, which reported provision expense of $270 thousand for the partial quarter.

●

Noninterest income increased 54% compared to the second quarter of 2016. Noninterest income increased 63% from the third quarter of 2015. The increase in noninterest income was primarily due to a one-time gain from the sale of an equity security totaling $4.0 million.

●

Noninterest expense increased 38% compared to the second quarter of 2016. Noninterest expense increased 54% from the third quarter of 2015. The third quarter of 2016 included $2.0 million of pre-tax acquisition costs related to CSB, as well as $4.1 million of losses on debt extinguishment. See Note 4 to the Consolidated Financial Statements for additional details.

●

Federal and state income tax expense decreased 14% compared to the second quarter of 2016. Federal and state income tax decreased 25% compared to the third quarter of 2015. See the Income Taxes section of this report for additional details.

LONG-TERM FINANCIAL GOALS

As previously stated, the Company has established certain financial goals by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company’s ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company’s Form 10-K. The Company’s long-term financial goals are as follows:

●	Improve balance sheet efficiency by targeting a gross loans and leases to total assets ratio in the range of 70 – 75%;

●	Improve profitability (measured by NIM and ROAA);

●	Continue to improve asset quality by reducing NPAs to total assets to below 0.75% and maintain charge-offs as a percentage of average loans/leases of under 0.25% annually;

●	Reduce reliance on wholesale funding to less than 15% of total assets;

●	Grow noninterest bearing deposits to more than 30% of total assets;

●	Increase the m2 commercial loan and lease portfolio to $250 million;

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	Grow gains on sales of government guaranteed portions of loans and swap fee income to more than $4 million annually; and

●	Grow wealth management segment net income by 10% annually.

The following table shows the evaluation of the Company’s long-term financial goals.

			For the Quarter Ending
Goal	Key Metric	Target**	September 30, 2016	June 30, 2016	September 30, 2015

Balance sheet efficiency	Gross loans and leases to total assets	70 - 75%	72%	72%	68%
	NIM	> 3.75%	3.71%	3.62%	3.51%
Profitability	ROAA	> 1.10%	0.85%	1.01%	1.01%
	Core ROAA (non-GAAP)		1.05%	1.04%	0.97%
	NPAs to total assets	< 0.75%	0.69%	0.70%	0.80%
Asset quality	Net charge-offs to average loans and leases*	< 0.25% annually	0.15%	0.12%	0.26%
Lower reliance on wholesale funding	Wholesale funding to total assets	< 15%	13%	18%	21%
Funding mix	Noninterest bearing deposits as a percentage of total assets	> 30%	23%	23%	23%
m2 commercial loans and leases	Total loans and leases	$250 million	$206.8 million	$205.9 million	$194.9 million
Consistent, high quality noninterest income revenue streams	Gains on sales of government guaranteed portions of loans and swap fee income*	> $4 million annually	$5.4 million	$7.1 million	$2.8 million
	Grow wealth management segment net income*	> 10% annually	(3%)	(7%)	6%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period, that are then annualized for comparison.

** Targets will be re-evaluated and adjusted as appropriate.

STRATEGIC DEVELOPMENTS

The Company took the following actions to support its corporate strategy and the long-term financial goals shown above.

●

Loan and lease growth year-to-date was 10.6% when annualized (excluding CSB). This is within the Company’s target organic growth rate of 10-12%. A majority of this growth was in the C&I and CRE loan categories. Strong loan and lease growth continues to keep the Company’s loan and leases to asset ratio within the targeted range of 70-75%.

●

The Company intends to participate as an acquirer in the consolidation taking place in our markets to further boost ROAA and improve the Company’s efficiency ratio. In the third quarter of 2016, the Company acquired CSB, headquartered in Ankeny, Iowa. See Note 9 of the Consolidated Financial Statements for additional details.

●

The Company continued to focus on reducing the NPAs to total assets ratio and decreased this ratio from 0.74% at December 31, 2015 to 0.69% at September 30, 2016. Although NPAs increased as a result of the acquisition of CSB, the NPAs to total assets ratio decreased slightly as compared to the prior quarter and the Company remains committed to further improving asset quality ratios in 2016.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●

Management continued to focus on reducing the Company’s reliance on wholesale funding. The restructuring executed in the first and third quarters of 2016 (as described in Note 4 of the Consolidated Financial Statements) has further reduced the Company’s reliance on long-term wholesale funding. These prepayments, along with the addition of CSB, which has a very strong core funding base with minimal wholesale borrowings, assisted in lowering the Company’s reliance on wholesale funding as a percentage of assets down to 13% in the current quarter. Management continues to closely evaluate opportunities for continued reduction in wholesale funding.

●

Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the three states currently served – Iowa, Illinois and Wisconsin. The Company acts as the correspondent bank for 179 downstream banks with average total noninterest bearing deposits of $343.1 million during the third quarter of 2016. This line of business provides a strong source of noninterest bearing deposits, fee income, high-quality loan participations and bank stock loans.

●

The Company provides commercial leasing services through its wholly-owned subsidiary, m2 Lease Funds, which has lease specialists in Iowa, Wisconsin, Minnesota, North Carolina, South Carolina, Florida, California, Colorado, Texas and Pennsylvania. Historically, this portfolio has been high yielding, with an average gross yield in 2016 approximating 8.2%. This portfolio has also shown strong asset quality throughout its history.

●

SBA and USDA lending is a specialty lending area on which the Company has focused. Once these loans are originated, the government-guaranteed portion of the loan can be sold to the secondary market for premiums. The Company intends to make this a more consistent source of noninterest income.

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

●

Wealth management is another core line of business for the Company and includes a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of September 30, 2016 the Company had $1.85 billion of total financial assets in trust (and related) accounts and $727 million of total financial assets in brokerage (and related) accounts. Continued growth in assets under management will help to drive trust and investment advisory fees. The Company offers trust and investment advisory services to the correspondent banks that it serves. As management focuses on growing fee income, expanding market share will continue to be a primary strategy.

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

The tangible common equity to tangible assets ratio has been a focus for investors and management believes that this ratio may assist investors in analyzing the Company’s capital position without regard to the effects of intangible assets. In compliance with applicable rules of the SEC, this non-GAAP measure is reconciled to stockholders’ equity and total assets, which are the most directly comparable GAAP financial measures.

The table below also includes several “core” measurements of financial performance. The Company's management believes that these measures are important to investors as they exclude non-recurring income and expense items; therefore, they provide a better comparison for analysis and may provide a better indicator of future run-rates. In compliance with applicable rules of the SEC, these non-GAAP measures are reconciled to net income, which is the most directly comparable GAAP financial measure.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	As of
GAAP TO NON-GAAP RECONCILIATIONS	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(dollars in thousands, except per share data)
TCE / TA RATIO

Stockholders' equity (GAAP)	$280,857	$275,117	$235,143	$225,886	$221,115
Less: Intangible assets	22,755	4,595	4,645	4,694	4,744
TCE (non-GAAP)	$258,102	$270,522	$230,498	$221,192	$216,371

Total assets (GAAP)	$3,280,986	$2,683,434	$2,640,673	$2,593,198	$2,575,855
Less: Intangible assets	22,755	4,595	4,645	4,694	4,744
TA (non-GAAP)	$3,258,231	$2,678,839	$2,636,028	$2,588,504	$2,571,111

TCE / TA ratio (non-GAAP)	7.92%	10.10%	8.74%	8.55%	8.42%

	For the Quarter Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
CORE NET INCOME	2016	2016	2016	2015	2015	2016	2015

Net income (GAAP)	$6,108	$6,676	$6,373	$6,785	$6,489	$19,157	$10,143

Less nonrecurring items (post-tax) (*):
Income:
Securities gains, net	$2,764	$12	$233	$211	$37	$3,009	$308
Lawsuit settlement	-	-	-	-	252		252
Total nonrecurring income (non-GAAP)	$2,764	$12	$233	$211	$289	$3,009	$560

Expense:
Losses on debt extinguishment	$2,689	$-	$54	$189	$-	$2,743	$4,481
Acquisition costs	1,506	231	-	-	-	1,737	-
Other non-recurring expenses	-	-	-	-	-	-	513
Accrual adjustments	-	-	-	(487)	-	-	-
Total nonrecurring expense (non-GAAP)	$4,195	$231	$54	$(298)	$-	$4,480	$4,994

Core net income (non-GAAP)	$7,539	$6,895	$6,194	$6,276	$6,200	$20,628	$14,577

CORE EPS

Core net income (non-GAAP) (from above)	$7,539	$6,895	$6,194	$6,276	$6,200	$20,628	$14,577

Weighted average common shares outstanding	13,066,777	12,335,077	11,793,620	11,744,495	11,713,993	12,398,491	9,878,882
Weighted average common and common equivalent shares outstanding	13,269,703	12,516,474	11,953,949	11,926,038	11,875,930	12,580,042	10,024,441

Core EPS (non-GAAP):
Basic	$0.58	$0.56	$0.53	$0.53	$0.53	$1.66	$1.48
Diluted	$0.57	$0.55	$0.52	$0.53	$0.52	$1.64	$1.45

CORE ROAA

Core net income (non-GAAP) (from above)	$7,539	$6,895	$6,194	$6,276	$6,200	$20,628	$14,577

Average Assets	$2,865,947	$2,640,678	$2,602,350	$2,611,276	$2,563,739	$2,702,992	$2,529,469

Core ROAA (annualized) (non-GAAP)	1.05%	1.04%	0.95%	0.96%	0.97%	1.02%	0.77%

* Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 35%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 18% to $25.2 million for the quarter ended September 30, 2016, compared to the same quarter of the prior year. For the nine months ended September 30, 2016, net interest income, on a tax equivalent basis, increased 16% to $69.5 million, compared to the same period of 2015. Net interest income improved due to several factors:

●	The Company’s strategy to redeploy funds from the taxable securities portfolio into higher yielding loans and leases;
●	Organic loan and lease growth has been strong over the past twelve months, as evidenced by average gross loan/lease growth of 15% in that period;
●	The recent acquisition of CSB, whose strong margin will significantly contribute to the Company’s results; and
●	The Company’s balance sheet restructuring and deleveraging strategies executed throughout 2015 and 2016.

A comparison of yields, spread and margin from the third quarter of 2016 to the third quarter of 2015 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 18 basis points.
●	The average cost of interest-bearing liabilities decreased 2 basis points.
●	The net interest spread increased 20 basis points from 3.29% to 3.49%.
●	The NIM improved 20 basis points from 3.51% to 3.71%.

A comparison of yields, spread and margin from the first nine months of 2016 to the first nine months of 2015 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 15 basis points.
●	The average cost of interest-bearing liabilities decreased 15 basis points.
●	The net interest spread increased 30 basis points from 3.13% to 3.43%.
●	The NIM improved 28 basis points from 3.37% to 3.65%.

The Company’s management closely monitors and manages NIM. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their NIM. Management continually addresses this issue with pricing and other balance sheet management strategies.

The improvement in margin in the third quarter of 2016 was primarily the result of the acquisition of CSB. Excluding CSB, the Company’s margin was flat from the second quarter of 2016. CSB’s margin will fluctuate based on the amortization and accretion of purchase accounting adjustments, mostly notably, the discount on the loan portfolio. This benefit can fluctuate based on prepayments of both PCI and performing loans. As loans prepay, the associated discount/premium is accelerated.

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

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended September 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$17,685	$13	0.29%	$22,435	$8	0.14%
Interest-bearing deposits at financial institutions	67,807	103	0.60%	51,380	67	0.52%
Investment securities (1)	525,417	4,826	3.65%	591,538	4,683	3.14%
Restricted investment securities	14,877	132	3.53%	14,224	127	3.54%
Gross loans/leases receivable (1) (2) (3)	2,077,376	23,330	4.47%	1,744,043	19,564	4.45%

Total interest earning assets	$2,703,162	$28,404	4.18%	$2,423,620	$24,449	4.00%

Noninterest-earning assets:
Cash and due from banks	$52,678			$44,679
Premises and equipment	42,986			38,318
Less allowance	(30,927)			(26,417)
Other	98,048			83,539

Total assets	$2,865,947			$2,563,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,116,325	717	0.26%	$822,178	465	0.22%
Time deposits	422,603	755	0.71%	414,393	675	0.65%
Short-term borrowings	30,208	12	0.16%	147,880	64	0.17%
FHLB advances	118,564	421	1.41%	131,343	537	1.62%
Junior subordinated debentures	33,430	306	3.64%	40,510	317	3.10%
Other borrowings	116,856	975	3.32%	115,017	945	3.26%

Total interest-bearing liabilities	$1,837,986	$3,186	0.69%	$1,671,321	$3,003	0.71%

Noninterest-bearing demand deposits	$704,469			$645,033
Other noninterest-bearing liabilities	45,123			30,932
Total liabilities	$2,587,578			$2,347,286

Stockholders' equity	278,369			216,453

Total liabilities and stockholders' equity	$2,865,947			$2,563,739

Net interest income		$25,218			$21,446

Net interest spread			3.49%			3.29%

Net interest margin			3.71%			3.51%

Ratio of average interest-earning assets to average interest bearing liabilities	147.07%			145.01%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the three months ended September 30, 2016

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2016 vs. 2015
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$5	$16	$(11)
Interest-bearing deposits at financial institutions	36	12	24
Investment securities (2)	143	2,551	(2,408)
Restricted investment securities	5	(3)	8
Gross loans/leases receivable (2) (3) (4)	3,766	75	3,691

Total change in interest income	$3,955	$2,651	$1,304

INTEREST EXPENSE
Interest-bearing deposits	$252	$70	$182
Time deposits	80	67	13
Short-term borrowings	(52)	(5)	(47)
Federal Home Loan Bank advances	(116)	(66)	(50)
Junior subordinated debentures	(11)	214	(225)
Other borrowings	30	16	14

Total change in interest expense	$183	$296	$(113)

Total change in net interest income	$3,772	$2,355	$1,417

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the nine months ended September 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$16,364	$36	0.29%	$18,549	$18	0.13%
Interest-bearing deposits at financial institutions	53,063	226	0.57%	55,528	208	0.50%
Investment securities (1)	527,162	14,084	3.57%	608,687	13,725	3.01%
Restricted investment securities	14,396	396	3.67%	15,083	378	3.35%
Gross loans/leases receivable (1) (2) (3)	1,937,086	63,784	4.40%	1,688,605	56,452	4.47%

Total interest earning assets	$2,548,070	$78,526	4.12%	$2,386,451	$70,781	3.97%

Noninterest-earning assets:
Cash and due from banks	$49,677			$43,924
Premises and equipment	39,637			38,354
Less allowance	(28,480)			(24,746)
Other	94,087			85,485

Total assets	$2,702,992			$2,529,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$994,476	1,931	0.26%	$797,892	1,357	0.23%
Time deposits	415,808	2,175	0.70%	391,218	1,939	0.66%
Short-term borrowings	55,623	74	0.18%	163,091	181	0.15%
FHLB advances	125,319	1,278	1.36%	170,520	2,983	2.34%
Junior subordinated debentures	33,825	913	3.61%	40,475	937	3.10%
Other borrowings	106,201	2,624	3.30%	131,278	3,286	3.35%

Total interest-bearing liabilities	$1,731,251	$8,995	0.69%	$1,694,474	$10,683	0.84%

Noninterest-bearing demand deposits	$675,240			$620,089
Other noninterest-bearing liabilities	41,499			32,771
Total liabilities	$2,447,989			$2,347,334

Stockholders' equity	255,002			182,134

Total liabilities and stockholders' equity	$2,702,992			$2,529,469

Net interest income		$69,531			$60,098

Net interest spread			3.43%			3.13%

Net interest margin			3.65%			3.37%

Ratio of average interest-earning assets to average interest-bearing liabilities	147.18%			140.84%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the nine months ended September 30, 2016

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2016 vs. 2015
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$18	$22	$(4)
Interest-bearing deposits at financial institutions	18	32	(14)
Investment securities (2)	359	3,051	(2,692)
Restricted investment securities	18	44	(26)
Gross loans/leases receivable (2) (3) (4)	7,332	(1,456)	8,788

Total change in interest income	$7,745	$1,693	$6,052

INTEREST EXPENSE
Interest-bearing deposits	$574	$209	$365
Time deposits	236	109	127
Short-term borrowings	(107)	49	(156)
Federal Home Loan Bank advances	(1,705)	(1,043)	(662)
Junior subordinated debentures	(24)	194	(218)
Other borrowings	(662)	(45)	(617)

Total change in interest expense	$(1,688)	$(527)	$(1,161)

Total change in net interest income	$9,433	$2,220	$7,213

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

Although management believes the level of the allowance as of September 30, 2016 was adequate to absorb losses in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased 16%, comparing the third quarter of 2016 to the same period of 2015 and increased 11%, comparing the first nine months of 2016 to the same period of 2015.

A portion of this growth was the result of the Company’s strategy to redeploy funds from the securities portfolio into higher yielding loans and leases. In addition, organic loan and lease growth has been strong over the past twelve months. The acquisition of CSB also contributed to this increase. CSB’s interest income for the partial quarter totaled $2.3 million.

Overall, the Company’s average earning assets increased 12%, comparing the third quarter of 2016 to the third quarter of 2015. During the same time period, average gross loans and leases increased 19%, while average investment securities decreased 11%.

The securities portfolio yield continued to increase (from 3.14% for the third quarter of 2015 to 3.65% for the third quarter of 2016) as the Company continued to sell low-yielding investments taking advantage of favorable market opportunities. Call activity picked up in 2016, resulting in the call of some lower-yielding callable agency securities. Additionally, the Company continued to take actions to diversify its securities portfolio, including increasing its portfolio of tax-exempt municipal securities, in an effort to increase tax equivalent interest income without additional income tax expense.

The Company intends to continue to grow quality loans and leases as well as diversify its securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the third quarter of 2016 increased 6% from the third quarter of 2015. The acquisition of CSB contributed to this increase, as their interest expense for the partial quarter was $83 thousand. For the first nine months of 2016, interest expense decreased 16% compared to the first nine months of 2015. The Company has been successful in maintaining pricing discipline on deposits and decreasing the cost of borrowings, which has more than offset the growth impact and contributed to the net decline in interest expense.

Management has placed a strong focus on reducing the reliance on long-term wholesale funding as it tends to be higher cost than deposits. In the second quarter of 2015, the Company executed a balance sheet restructuring that is saving approximately $4.2 million of interest expense annually. Continued balance sheet restructurings in the fourth quarter of 2015 and first nine months of 2016 have further reduced interest expense. Refer to Note 4 of the Consolidated Financial Statements in this Form 10-Q and Note 12 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional details.

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

The Company’s provision totaled $1.6 million for the third quarter of 2016, which was flat from the same quarter of the prior year. Notably, CSB incurred $270 thousand of provision expense in the partial quarter since acquisition. Provision for the first nine months of the year totaled $4.9 million, which was down $816 thousand, or 14%, compared to the first nine months of 2015. The decrease in provision expense was primarily due to stronger asset quality in recent periods.

The Company had provision of $1.6 million for the third quarter of 2016 which, when coupled with net charge-offs of $878 thousand, increased the Company’s allowance to $28.8 million at September 30, 2016. As of September 30, 2016, the Company’s allowance to total loans/leases was 1.22%, which was down from 1.46% at June 30, 2016 and down from 1.45% at September 30, 2015, respectively.

In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the acquisition of CSB were recorded at market value; therefore, there was no allowance associated with CSB’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired CSB loans factoring in the net remaining discount ($12.7 million at September 30, 2016). When factoring this remaining discount into the Company’s allowance to total loans and leases calculation, the Company’s allowance as a percentage of total loans and leases increases from 1.22% to 1.76%.

A more detailed discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30, 2016	September 30, 2015	$ Change	% Change

Trust department fees	$1,518,600	$1,531,964	$(13,364)	(0.9)%
Investment advisory and management fees	765,977	782,442	(16,465)	(2.1)
Deposit service fees	1,150,869	984,631	166,238	16.9
Gains on sales of residential real estate loans, net	144,105	84,609	59,496	70.3
Gains on sales of government guaranteed portions of loans, net	218,785	759,668	(540,883)	(71.2)
Swap fee income	333,772	62,700	271,072	432.3
Securities gains, net	4,251,773	56,580	4,195,193	7,414.6
Earnings on bank-owned life insurance	450,251	407,018	43,233	10.6
Debit card fees	475,182	333,144	142,038	42.6
Correspondent banking fees	253,823	310,759	(56,936)	(18.3)
Participation service fees on commercial loan participations	237,456	201,822	35,634	17.7
Fee income from early termination of leases	95,129	89,332	5,797	6.5
Credit card issuing fees	137,620	133,904	3,716	2.8
Lawsuit award	-	387,045	(387,045)	(100.0)
Other	390,059	277,068	112,991	40.8
Total noninterest income	$10,423,401	$6,402,686	$4,020,715	62.8%

	Nine Months Ended
	September 30, 2016	September 30, 2015	$ Change	% Change

Trust department fees	$4,606,590	$4,676,535	$(69,945)	(1.5)%
Investment advisory and management fees	2,117,100	2,250,918	(133,818)	(5.9)
Deposit service fees	3,028,758	2,790,456	238,302	8.5
Gains on sales of residential real estate loans	288,904	266,284	22,620	8.5
Gains on sales of government guaranteed portions of loans	2,701,203	899,987	1,801,216	200.1
Swap fee income	1,358,312	1,182,630	175,682	14.9
Securities gains, net	4,628,283	473,513	4,154,770	877.4
Earnings on bank-owned life insurance	1,324,380	1,318,909	5,471	0.4
Debit card fees	1,126,581	912,030	214,551	23.5
Correspondent banking fees	800,892	915,759	(114,867)	(12.5)
Participation service fees on commercial loan participations	694,175	647,598	46,577	7.2
Fee income from early termination of leases	172,922	250,892	(77,970)	(31.1)
Credit card issuing fees	413,348	403,713	9,635	2.4
Lawsuit award	-	387,045	(387,045)	(100.0)
Other	746,827	775,142	(28,315)	(3.7)
Total noninterest income	$24,008,275	$18,151,411	$5,856,864	32.3%

In recent years, the Company has been successful in expanding its wealth management customer base, which has helped drive increases in fee income. While trust department fees continue to be a significant contributor to noninterest income, due to poor market conditions early in 2016, coupled with a large amount of distributions to clients and beneficiaries, trust department fees decreased 1% compared to the third quarter of 2015 and decreased 2% when comparing the first nine months of 2016 to the same period of the prior year. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts. Additionally, the Company recently started offering trust operations services to correspondent banks.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Management has placed a strong emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, these fees are largely determined based on the value of the investments managed. And, similar to the trust department, the Company has had some success in expanding its customer base. However, due to poor market conditions early in 2016, investment advisory fees decreased 2% from the third quarter of 2015 to the third quarter of 2016 and they decreased 6% when comparing the first nine months of 2015 to the first nine months of 2016.

Deposit service fees expanded 17%, comparing the third quarter of 2016 to the same period in 2015, and expanded 9% when comparing the first nine months of 2016 to the same period of the prior year. The majority of this increase is the result of the addition of CSB. Its deposit service fees for the partial quarter were $152 thousand. Additionally, the Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans increased 70%, comparing the third quarter of 2016 to the third quarter of 2015 and increased 9% when comparing the first nine months of 2016 to the same period of the prior year. With the sustained historically low interest rate environment, refinancing activity has slowed, as many of the Company’s existing and prospective customers have already executed a refinancing. Therefore, this area has become a much smaller contributor to overall noninterest income. Nearly half of the increase in the third quarter was attributable to the addition of CSB, which recognized $27 thousand of gains on the sales of residential real estate in the partial quarter.

The Company’s gains on the sale of government-guaranteed portions of loans for the third quarter were down 71% from the prior year but were up 200% when comparing the first nine months of 2016 to the same period of 2015. Given the nature of these gains, large fluctuations can happen from quarter-to-quarter. Year-to-date results for the current year are reflective of the strong demand for these types of loans in 2016. As one of its core strategies, the Company continues to leverage its expertise by taking advantage of programs offered by the SBA and the USDA. The Company’s portfolio of government-guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing. The Company has added additional talent and is executing on strategies in an effort to make this a more consistent and larger source of revenue. The pipelines for SBA and USDA lending are strong, and management believes that the Company will continue to have success in this category.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

As a result of the sustained historically low interest rate environment, the Company was able to execute several interest rate swaps on select commercial loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. Swap fee income totaled $334 thousand in third quarter of 2016, as compared to $63 thousand in third quarter of 2015. Swap fee income totaled $1.4 million for the first nine months of 2016, compared to $1.2 million in the first nine months of 2015. Future levels of swap fee income are dependent upon prevailing interest rates.

Securities gains were $4.3 million for the third quarter of 2016, as compared to $57 thousand in the third quarter of 2015. Securities gains totaled $4.6 million for the first nine months of 2016, compared to $474 thousand for the first nine months of 2015. The Company took advantage of market opportunities by selling approximately $115.8 million of investments that were low-yielding during the nine months ended September 30, 2016. Proceeds were then used to purchase higher-yielding tax-exempt municipal bonds with a modest duration extension and to fund loan and lease growth. In the third quarter of 2016, the Company had the opportunity to sell an equity investment and recognize a gain of $4.0 million, which was then used to reduce wholesale borrowings and further de-lever the balance sheet.

Earnings on BOLI increased 11% from the third quarter of 2015 to the third quarter of 2016 and increased less than 1% comparing the first nine months of 2015 to the first nine months of 2016. There were no purchases of BOLI within the last twelve months. Notably, a small portion of the Company’s BOLI is variable in nature whereby the returns are determined by the performance of the equity market. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk. CSB has not invested in BOLI as of September 30, 2016.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 43% comparing the third quarter of 2016 to the third quarter of 2015, and increased 24% comparing the first nine months of 2016 to the first nine months of 2015. The primary reason for this increase in debit card fees was the addition of CSB, which had debit card fees totaling $122 thousand for the partial quarter. Additionally, these fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a modestly increased interest rate that incentivizes debit card activity.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Correspondent banking fees decreased 18%, comparing the third quarter of 2016 to the third quarter of 2015 and decreased 13% when comparing the first nine months of 2016 to the first nine months of 2015. As correspondent bank deposit balances rise, they receive a higher earnings credit, which then reduces the direct fees that the Company receives. There was an earnings credit rate increase implemented in the first quarter of 2016. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund loan growth as well as a steady source of fee income.    The Company now serves approximately 179 banks in Iowa, Illinois and Wisconsin.

Participation service fees on commercial loan participations represent fees paid to the Company by the participant(s) to cover servicing expenses incurred by the Company. The fee is generally 0.25% of the participated loan amount. Additionally, the Company receives a mandated 1.00% servicing fee on the sold portion of government-guaranteed loans. Participation service fees increased 18%, comparing the third quarter of 2016 to the third quarter of 2015, and grew 7%, comparing the first nine months of 2016 to the first nine months of 2015.

The Company recognized $387 thousand of non-recurring income during the third quarter of 2015 from the favorable conclusion of a lawsuit.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30, 2016	September 30, 2015	$ Change	% Change

Salaries and employee benefits	$11,202,460	$10,583,361	$619,099	5.8%
Occupancy and equipment expense	2,086,331	1,863,648	222,683	11.9
Professional and data processing fees	1,931,329	1,742,268	189,061	10.9
Acquisition costs	2,046,036	-	2,046,036	100.0
FDIC insurance, other insurance and regulatory fees	582,835	702,136	(119,301)	(17.0)
Loan/lease expense	102,678	90,415	12,263	13.6
Net cost of operations of other real estate	133,055	(1,117,671)	1,250,726	(111.9)
Advertising and marketing	547,768	460,411	87,357	19.0
Postage and communications	237,569	220,895	16,674	7.5
Stationery and supplies	167,887	144,967	22,920	15.8
Bank service charges	415,401	392,352	23,049	5.9
Losses on debt extinguishment, net	4,137,310	-	4,137,310	100.0
Correspondent banking expense	205,998	176,977	29,021	16.4
Other	683,826	687,332	(3,506)	(0.5)
Total noninterest expense	$24,480,483	$15,947,091	$8,533,392	53.5%

	Nine Months Ended
	September 30, 2016	September 30, 2015	$ Change	% Change

Salaries and employee benefits	$32,920,840	$32,709,765	$211,075	0.6%
Occupancy and equipment expense	5,797,875	5,507,533	290,342	5.3
Professional and data processing fees	4,921,064	4,683,480	237,584	5.1
Acquisition costs	2,401,005	-	2,401,005	100.0
FDIC insurance, other insurance and regulatory fees	1,866,804	2,151,756	(284,952)	(13.2)
Loan/lease expense	419,846	601,888	(182,042)	(30.2)
Net cost of operations of other real estate	513,149	(1,088,696)	1,601,845	(147.1)
Advertising and marketing	1,367,478	1,368,152	(674)	(0.0)
Postage and communications	711,226	683,993	27,233	4.0
Stationery and supplies	490,682	424,330	66,352	15.6
Bank service charges	1,246,682	1,088,806	157,876	14.5
Losses on debt extinguishment, net	4,220,507	6,894,185	(2,673,678)	(38.8)
Correspondent banking expense	564,763	517,770	46,993	9.1
Other	1,736,813	1,775,637	(38,824)	(2.2)
Total noninterest expense	$59,178,734	$57,318,599	$1,860,135	3.2%

Management places a strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the third quarter of 2015 to the third quarter of 2016 by 6%. This increase is related to the acquisition of CSB. CSB’s salaries and benefits for the partial quarter totaled $759 thousand. Salaries and employee benefits increased only 1% when comparing the first nine months of 2016 to the first nine months of 2015.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Occupancy and equipment expense increased 12%, comparing the third quarter of 2016 to the same period of the prior year and increased 5% when comparing the first nine months of 2016 to the same period of the prior year. The increased expense was mostly due to the addition of CSB for the partial quarter.

Professional and data processing fees increased 11%, comparing the third quarter of 2016 to the same period in 2015 and increased 5% comparing the first nine months of 2016 to the same period in 2015. This increased expense was mostly due to the addition of CSB for the partial quarter. CSB’s professional and data processing fees totaled $200 thousand for the period since acquisition. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

Acquisition costs for the third quarter of 2016 were $2.0 million. For the first nine months of 2016, acquisition costs totaled $2.4 million. These costs were related to the acquisition of CSB, as described in Note 9 to the Consolidated Financial Statements.

FDIC and other insurance expense decreased 17%, comparing the third quarter of 2016 to the third quarter of 2015, and decreased 13% comparing the first nine months of 2016 to the same period of 2015. The decrease in expense was due to a decrease in the assessment rate designated by the FDIC. Partially offsetting this was the acquisition of CSB, which has $45 thousand of FDIC and other insurance expense.

Loan/lease expense increased 14%, comparing the third quarter of 2016 to the same quarter of 2015 and decreased 30% when comparing the first nine months of 2016 to the same period of 2015. The Company incurred elevated levels of expense during 2015 for certain existing NPLs in connection with the work-out of these loans. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net costs of operations of other real estate totaled $133 thousand for the third quarter of 2016, compared to ($1.1) million for the third quarter of 2015. Net costs of operations of other real estate totaled $513 thousand for the first nine months of 2016, compared to ($1.1) million for the first nine months of 2015. The third quarter of 2015 included a large gain on the sale of an OREO property.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased 6% from the third quarter of 2015 to the third quarter of 2016 and increased 15% from the first nine months of 2015 to the first nine months of 2016. The increase was due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio. As transactions volumes continue to increase and the number of correspondent banking clients increases, the associated expenses will also increase. This may not directly correlate to correspondent banking balances, as quarter-end balances can fluctuate.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

In the first nine months of 2016, the Company incurred $4.2 million of losses on debt extinguishment, net. This amount included $5.4 million of losses related to the prepayment of certain FHLB advances and whole structured repurchase agreements, as well as a $1.2 million gain recognized through the repurchase of trust preferred securities. For further details, please refer to Note 4 of the Consolidated Financial Statements. In the first nine months of 2015, the Company incurred $6.9 million of losses on debt extinguishment, net, due to the prepayment of certain FHLB advances and structured repurchase agreements, as described in detail within Note 12 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Correspondent banking expense was up 16% when comparing the third quarter of 2016 to the third quarter of 2015 and up 9% when comparing the first nine months of 2016 to the same period of 2015. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services.

INCOME TAXES

In the third quarter of 2016, the Company incurred income tax expense of $1.9 million. For the first nine months of the year, the Company incurred income tax expense of $6.0 million. Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

Computed "expected" tax expense	$2,787,998	35.0%	$3,135,250	35.0%	$8,815,741	35.0%	$4,042,152	35.0%
Tax exempt income, net	(1,180,470)	(14.8)	(832,287)	(9.3)	(3,135,276)	(12.5)	(2,541,017)	(22.0)
Bank-owned life insurance	(157,587)	(2.0)	(142,456)	(1.6)	(463,532)	(1.8)	(461,618)	(4.0)
State income taxes, net of federal benefit, current year	289,287	3.6	284,346	3.2	853,325	3.4	369,563	3.2
Other	118,980	1.5	24,018	0.3	(39,883)	(0.2)	(3,131)	(0.0)
Federal and state income tax expense	$1,858,208	23.3%	$2,468,871	27.6%	$6,030,375	23.9%	$1,405,949	12.2%

The effective tax for the quarter ended September 30, 2016 was 23.3% which was a decrease from the effective tax rate of 27.6% for the quarter ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 was 23.9%, which was an increase over the effective tax rate of 12.2% for the nine months ended September 30, 2015.

During the third quarter ended September 30, 2016, the Company incurred $2.0 million of acquisition costs (of which $1.5 million was deductible for income taxes) which contributed to a decline in pre-tax income comparing the third quarter of 2016 to the third quarter of 2015. In addition, the Company increased its income from tax exempt sources mostly from growth in tax-exempt municipal bonds and loans. Combining the impact of the acquisition costs and the increase in tax exempt income during the third quarter of 2016, the result is a larger portion of tax exempt income of the total pre-tax income which led to the reduced effective tax rate. Comparing the nine months ended September 30, 2016 to the same period in 2015, the Company’s pre-tax income more than doubled. In the first half of 2015, the Company incurred elevated deductible expenses (including $6.9 million of losses on debt extinguishment, net) which led to a significantly reduced effective tax rate for the first nine months of 2015.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	September 30, 2016		June 30, 2016		December 31, 2015		September 30, 2015
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash and due from banks	$61,213	2%	$49,581	2%	$41,742	2%	$41,053	2%
Federal funds sold and interest-bearing deposits	96,047	3%	68,432	3%	56,164	2%	66,606	3%
Securities	564,930	17%	510,959	19%	577,109	22%	590,775	23%
Net loans/leases	2,331,774	71%	1,894,676	70%	1,771,882	68%	1,730,138	67%
Other assets	227,022	7%	159,786	6%	146,301	6%	147,283	6%
Total assets	$3,280,986	100%	$2,683,434	100%	$2,593,198	100%	$2,575,855	100%

Total deposits	$2,594,913	79%	$1,973,594	74%	$1,880,666	72%	$1,855,319	71%
Total borrowings	312,104	10%	381,875	14%	444,162	17%	456,091	18%
Other liabilities	93,112	3%	52,848	2%	42,484	2%	43,330	2%
Total stockholders' equity	280,857	8%	275,117	10%	225,886	9%	221,115	9%
Total liabilities and stockholders' equity	$3,280,986	100%	$2,683,434	100%	$2,593,198	100%	$2,575,855	100%

During the third quarter of 2016, the Company’s total assets increased $597.6 million, or 22%, to a total of $3.3 billion. Most of this growth was attributable to CSB, which had $580.2 million in total assets as of September 30, 2016. Total gross loans and leases grew $437.8 million. Of the $437.8 million of loan growth, $419.5 million related to CSB, while the remaining $18.3 million was organic growth. The loan and lease growth was funded primarily by deposits, which increased $140.1 million in the third quarter, excluding the acquisition of CSB. This deposit growth allowed the Company to further reduce borrowings. Total borrowings decreased $69.8 million, or 18%, in the third quarter of 2016. Stockholders’ equity increased $5.7 million, or 2%, in the current quarter due to net income.

INVESTMENT SECURITIES

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk and maximizing return, while minimizing credit risk. The Company has further diversified the portfolio by decreasing U.S government sponsored agency securities, while increasing residential mortgage-backed and related securities and tax-exempt municipal securities. Of the latter, the large majority are privately placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company’s existing markets) and require a thorough underwriting process before investment.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company’s securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	September 30, 2016		June 30, 2016		December 31, 2015		September 30, 2015
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$67,885	12%	$88,321	25%	$213,537	37%	$247,625	43%
Municipal securities	360,330	64%	302,689	53%	280,203	49%	265,293	42%
Residential mortgage-backed and related securities	133,173	24%	116,765	22%	80,670	14%	74,901	14%
Other securities	3,542	1%	3,184	0%	2,699	0%	2,956	1%
	$564,930	100%	$510,959	100%	$577,109	100%	$590,775	100%

Securities as a % of Total Assets	17.22%		19.04%		22.25%		22.94%
Net Unrealized Gains (Losses) as a % of Amortized Cost	1.53%		1.95%		(0.03%)		0.41%
Duration (in years)	5.7		5.1		5.1		4.5
Yield on investment securities (tax equivalent)	3.65%		3.64%		3.07%		3.14%

As a result of fluctuations in longer-term interest rates, the fair value of the Company’s securities portfolio went from a net unrealized gain position of 1.95% of amortized cost at June 30, 2016 to a net unrealized gain position of 1.53% of amortized cost at September 30, 2016. Management performs an evaluation of the portfolio quarterly to understand the current market value as well as projections of market value in a variety of rising and falling interest rate scenarios. In addition, management has evaluated those securities with an unrealized loss position to determine whether the loss is derived from credit deterioration or the movement in interest rates. The evaluation determined that there were no securities in the portfolio with OTTI. See the “Critical Accounting Policies” section of this report for further discussion of this evaluation.

The duration of the securities portfolio has increased slightly during the current quarter. Duration was extended from the strong growth in longer term fixed rate municipal securities. Additionally, some shorter-duration agency securities were sold during the quarter, increasing the average duration of the overall portfolio.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LOANS/LEASES

Total loans/leases grew 10.6% on an annualized basis during the first nine months of 2016 when excluding CSB. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	September 30, 2016		June 30, 2016		December 31, 2015		September 30, 2015
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I loans	$804,308	34%	$706,261	37%	$648,160	36%	$647,398	36%
CRE loans	1,070,305	45%	784,379	41%	724,369	40%	692,569	41%
Direct financing leases	166,924	7%	169,928	9%	173,656	10%	173,304	10%
Residential real estate loans	229,081	10%	180,482	9%	170,433	10%	165,061	9%
Installment and other consumer loans	81,918	3%	73,658	4%	73,669	4%	69,863	4%

Total loans/leases	$2,352,536	100%	$1,914,708	100%	$1,790,287	100%	$1,748,195	100%

Plus deferred loan/lease origination costs, net of fees	8,065		8,065		7,736		7,477
Less allowance	(28,827)		(28,097)		(26,141)		(25,534)

Net loans/leases	$2,331,774		$1,894,676		$1,771,882		$1,730,138

As CRE loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of September 30, 2016 and June 30, 2016, respectively, approximately 30% and 33% of the CRE loan portfolio was owner-occupied. The decrease in this percentage in the third quarter was mostly due to the addition of CSB, which had a slightly lower owner-occupied percentage as compared to the other three charters. CSB’s percentage of owner-occupied loans was 17% of their CRE portfolio, while the other three charters were collectively at 34%.

Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more C&I loans. C&I loans grew $156.9 million, or 24% over the past twelve months. A portion of this growth was attributable to the acquisition of CSB, which had $101.0 million of C&I loans as of September 30, 2016.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company’s CRE loan portfolio:

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2016		2016		2015		2015
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Nonresidential Buildings	$333,100	32%	$285,522	36%	$264,133	37%	$250,202	36%
Lessors of Residential Buildings	141,051	13%	104,395	13%	89,189	12%	92,986	13%
New Single-Family Housing Construction	86,560	8%	7,024	1%	5,406	1%	7,717	1%
Lessors of Other Real Estate Property	23,521	2%	21,803	3%	22,009	3%	18,056	3%
Hotels	24,509	2%	19,804	3%	19,228	3%	19,190	3%
Land Subdivision	31,690	3%	18,034	2%	17,839	2%	15,537	2%
Nursing Care Facilities	21,823	2%	15,070	2%	17,288	2%	10,689	2%
Other *	408,051	38%	312,727	40%	289,277	40%	278,192	40%

Total CRE Loans	$1,070,305	100%	$784,379	100%	$724,369	100%	$692,569	100%

* “Other” consists of all other industries. None of these had concentrations greater than $15.0 million, or approximately 2% of total CRE loans in the most recent period presented.

The changes in concentrations in the current quarter were primarily attributable to the addition of CSB.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three and nine months ended September 30, 2016 and 2015 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

	(dollars in thousands)		(dollars in thousands)

Balance, beginning	$28,097	$26,146	$26,141	$23,074
Provisions charged to expense	1,608	1,635	4,879	5,694
Loans/leases charged off	(987)	(2,476)	(2,489)	(4,119)
Recoveries on loans/leases previously charged off	109	229	296	885
Balance, ending	$28,827	$25,534	$28,827	$25,534

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

The Company’s levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015

	(dollars in thousands)

Special Mention (Rating 6)	$19,572	$16,231	$37,289	$30,463
Substandard (Rating 7)	51,029	44,636	27,962	23,217
Doubtful (Rating 8)	-	-	-	-
	$70,601	$60,867	$65,251	$53,680

Criticized Loans **	$70,601	$60,867	$65,251	$53,680
Classified Loans ***	$51,029	$44,636	$27,962	$23,217

Criticized Loans as a % of Total Loans/Leases	2.99%	3.17%	3.63%	3.06%
Classified Loans as a % of Total Loans/Leases	2.16%	2.32%	1.56%	1.32%

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

The Company experienced an increase in both criticized and classified loans during the first nine months of 2016. The increases during the first nine months of 2016 were primarily due to a limited number of relationship downgrades. A portion of the third quarter increase was due to the addition of CSB (approximately $2.6 million). The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table summarizes the trend in the allowance as a percentage of gross loans/leases and as a percentage of NPLs.

	As of
	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015

Allowance / Gross Loans/Leases	1.22%	1.46%	1.45%	1.45%
Allowance / NPLs *	173.78%	223.42%	223.33%	207.39%

*NPLs consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing TDRs.

Although management believes that the allowance at September 30, 2016 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

In accordance with generally accepted accounting principles for acquisition accounting, the loans acquired through the acquisition of CSB were recorded at market value; therefore, there was no allowance associated with CSB’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired CSB loans factoring in the net remaining discount ($12.7 million at September 30, 2016). When factoring this remaining discount into the Company’s allowance to total loans and leases calculation, the Company’s allowance as a percentage of total loans and leases increases from 1.22% to 1.76%. This elimination of CSB’s allowance also resulted in a decrease of the allowance to NPLs ratio, as CSB’s nonperforming loans no longer have reserves allocated to them and instead, have a loan discount amount that is separate from the allowance.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s allowance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS

The table below presents the amounts of NPAs.

	As of September 30,	As of June 30,	As of December 31,	As of September 30,
	2016	2016	2015	2015

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$14,371	$10,737	$10,648	$11,269
Accruing loans/leases past due 90 days or more	392	86	3	3
TDRs - accruing	1,825	1,753	1,054	1,040
Total NPLs	16,588	12,576	11,705	12,312
OREO	5,808	6,179	7,151	8,140
Other repossessed assets	353	154	246	194
Total NPAs	$22,749	$18,909	$19,102	$20,646

NPLs to total loans/leases	0.70%	0.65%	0.65%	0.70%
NPAs to total loans/leases plus repossessed property	0.96%	0.98%	1.06%	1.17%
NPAs to total assets	0.69%	0.70%	0.74%	0.80%
Texas ratio (3)	7.81%	6.28%	7.62%	8.45%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $4.9 million at September 30, 2016, $1.6 million at June 30, 2016, $1.5 million at December 31, 2015, and $3.9 million at September 30, 2015.
(3)

Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance. Texas Ratio is a non-GAAP financial measure. Management included this ratio as it is considered by many investors and analysts to be a metric with which to analyze and evaluate asset quality. Other companies may calculate this ratio differently.

NPAs at September 30, 2016 were $22.7 million, which were up $3.8 million from June 30, 2016 and up $2.1 million from September 30, 2015. The increase in the current quarter is primarily due to the acquisition of CSB. In addition, the ratio of NPAs to total assets was 0.69% at September 30, 2016, which was down from 0.70% at June 30, 2016, and down from 0.80% at September 30, 2015.

The large majority of the NPAs consist of nonaccrual loans/leases, accruing TDRs, and OREO. For nonaccrual loans/leases and accruing TDRs, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.

OREO is carried at the lower of carrying amount or fair value less costs to sell.

Additionally, a portion of several of the nonaccrual loans are guaranteed by the government. At September 30, 2016, government guaranteed amounts of nonaccrual loans totaled approximately $1.9 million, or 13% of the $14.4 million of total nonaccrual loans/leases.

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS

Deposits increased $621.3 million during the third quarter of 2016. Of this, $481.2 million was the result of CSB and $140.1 million was organic growth. The table below presents the composition of the Company’s deposit portfolio.

	As of
	September 30, 2016		June 30, 2016		December 31, 2015		September 30, 2015

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$764,615	30%	$615,764	31%	$615,292	33%	$585,300	34%
Interest bearing demand deposits	1,298,781	50%	918,036	47%	886,294	47%	884,163	43%
Time deposits	420,470	16%	337,584	17%	309,974	16%	302,978	18%
Brokered deposits	111,047	4%	102,210	5%	69,106	4%	82,878	5%
	$2,594,913	100%	$1,973,594	100%	$1,880,666	100%	$1,855,319	100%

Strong organic growth of $140.1 million was driven by the Company’s strong focus on core deposit growth. Of the $140.1 million in growth in the third quarter, $28.9 million was noninterest bearing, $94.2 million was interest bearing, $8.1 million was time deposits and $8.8 million was brokered deposits. The noninterest bearing deposit growth was led by the correspondent banking area, which grew deposits $22.6 million.

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

	As of
	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015

	(dollars in thousands)

Overnight repurchase agreements with customers	$8,265	$21,441	$73,873	$74,404
Federal funds purchased	51,750	30,120	70,790	93,160
	$60,015	$51,561	$144,663	$167,564

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the Company’s term FHLB advances and overnight FHLB advances.

	As of
	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015

	(dollars in thousands)

Term FHLB advances	$83,343	$78,000	$97,000	$102,000
Overnight FHLB advances	55,300	118,900	54,000	31,000
	$138,643	$196,900	$151,000	$133,000

Term FHLB advances increased in the current quarter, due to the addition of CSB, which had $15.3 million of FHLB advances as of September 30, 2016.

Other borrowings consist of structured repos which are utilized as an alternative funding source to FHLB advances and customer deposits. Structured repos are collateralized by certain U.S. government agency securities and residential mortgage backed and related securities. Structured repos totaled $45 million, $100 million, $110 million and $115 million as of September 30, 2016, June 30, 2016, December 31, 2015 and September 30, 2015, respectively.

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

	September 30, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

Year ending December 31:	(dollar amounts in thousands)

2016	$159,883	0.59%	$125,038	0.59%
2017	54,398	2.02	49,055	2.07
2018	38,459	2.70	57,283	2.87
2019	16,950	2.65	50,089	3.14
2020	25,000	2.66	45,000	2.66
Thereafter	-	-	3,641	2.51
Total Wholesale Funding	$294,690	1.38%	$330,106	1.89%

During the first nine months of 2016, wholesale funding decreased $35.4 million. Year-to-date, the Company has prepaid $80.0 million of borrowings and repaid $28.1 million of borrowings at maturity throughout the year. Offsetting these reductions in wholesale borrowings was a net increase in brokered funding of $56.1 million and the addition of CSB, which had $15.3 million of outstanding advance as of September 30, 2016. Short-term borrowings from the FHLB increased $1.3 million since December 31, 2015.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of
	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
	Amount	Amount	Amount	Amount

	(dollars in thousands)

Common stock	$13,075	$13,057	$11,761	$11,729
Additional paid in capital	155,951	155,454	123,283	122,574
Retained earnings	110,610	105,024	92,966	86,649
AOCI (loss)	1,221	1,582	(2,124)	163
Total stockholders' equity	$280,857	$275,117	$225,886	$221,115

TCE* / TA	7.92%	10.10%	8.55%	8.42%

*TCE is defined as total common stockholders’ equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure.

The decrease in TCE/TA in the third quarter was due to the addition of CSB.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $138.2 million during the third quarter of 2016 and $129.5 million during 2015. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, wholesale structured repurchase agreements, brokered deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities AFS, and loan/lease participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its securities portfolio (both residential mortgage-backed securities and municipal securities).

At September 30, 2016, the subsidiary banks had 34 lines of credit totaling $393.6 million, of which $37.6 million was secured and $356.0 million was unsecured. At September 30, 2016, $354.6 million was available as $39.0 million was utilized for short-term borrowings needs at QCBT.

At December 31, 2015, the subsidiary banks had 32 lines of credit totaling $346.6 million, of which $14.6 million was secured and $332.0 million was unsecured. At December 31, 2015, $286.6 million was available as $60.0 million was utilized for short-term borrowing needs at QCBT.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2017. At September 30, 2016, the Company had borrowed $5.0 million on this revolving credit note and the remaining $5.0 million is available.

The Company currently has $320.7 million in correspondent banking deposits spread over 179 relationships. While the Company feels that these funds are very stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $132.1 million during the first nine months of 2016, compared to $46.2 million for the same period of 2015. Proceeds from calls, maturities, paydowns, and sales of securities were $219.1 million for the first nine months of 2016, compared to $264.8 million for the same period of 2015. Purchases of securities used cash of $111.6 million for the first nine months of 2016, compared to $200.2 million for the same period of 2015. The net increase in loans/leases used cash of $144.6 million for the first nine months of 2016 compared to $129.4 million for the same period of 2015. The net cash paid for the acquisition of CSB was $69.9 million.

Financing activities provided cash of $125.7 million for the first nine months of 2016, compared to $25.9 million for same period of 2015. Net increases in deposits totaled $227.9 million for the first nine months of 2016, compared to $175.7 million for the same period of 2015. During the first nine months of 2016, the Company’s short-term borrowings decreased $84.6 million, while they decreased $100.8 million for the same period of 2015. During the first nine months of 2016, the Company used $64.8 million to prepay select FHLB advances and other borrowings, compared to $110.4 million for the same period of 2015. In the first nine months of 2016, the Company received $29.8 million of proceeds from the common stock offering of 1.2 million shares of common stock. During the first nine months of 2015, the Company received $63.5 million of proceeds from the common stock offering of 3.7 million shares of common stock. In the first nine months of 2016, the Company received $35.0 million in cash from the proceeds of other borrowings.

Total cash provided by operating activities was $25.8 million for the first nine months of 2016, compared to $23.2 million for the same period of 2015.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities. Trust preferred securities are reported on the Company’s balance sheet as liabilities, but currently qualify for treatment as regulatory capital.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table presents the details of the trust preferred securities outstanding as of September 30, 2016 and December 31, 2015.

Name	Date Issued	Amount Outstanding September 30, 2016	Amount Outstanding December 31, 2015	Interest Rate	Interest Rate as of September 30, 2016	Interest Rate as of December 31, 2015

QCR Holdings Statutory Trust II	February 2004	$10,310,000	$10,310,000	2.85% over 3-month LIBOR	3.48%	3.18%
QCR Holdings Statutory Trust III	February 2004	8,248,000	8,248,000	2.85% over 3-month LIBOR	3.48%	3.18%
QCR Holdings Statutory Trust IV	May 2005	-	5,155,000	1.80% over 3-month LIBOR	N/A	2.12%
QCR Holdings Statutory Trust V	February 2006	10,310,000	10,310,000	1.55% over 3-month LIBOR	2.23%	1.87%
Community National Statutory Trust II	September 2004	3,093,000	3,093,000	2.17% over 3-month LIBOR	3.03%	2.74%
Community National Statutory Trust III	March 2007	3,609,000	3,609,000	1.75% over 3-month LIBOR	2.60%	2.26%
		$35,570,000	$40,725,000	Weighted Average Rate	2.99%	2.60%

The Company assumed the trust preferred securities originally issued by Community National in connection with its acquisition in May 2013. As a result of acquisition accounting, the liabilities were recorded at fair value upon acquisition with the resulting discount being accreted as interest expense on a level yield basis over the expected term. The original discount totaled $2.6 million. As of September 30, 2016, the remaining discount was $2.1 million.

QCR Holdings Statutory Trust IV was extinguished in the first quarter of 2016. Refer to Note 4 of the Consolidated Financial Statements for additional information.

On October 27, 2016, the Company filed a universal shelf registration statement on Form S-3 with the SEC. When declared effective by the SEC, the registration statement will allow the Company to offer and sell various types of securities, including common stock, preferred stock, debt securities and/or warrants, from time to time up to an aggregate amount of $100 million. The Company utilized $30.1 million of its $100 million previous shelf registration filing through the offer and sale of its common stock in the second quarter of 2016 to help fund the acquisition of CSB. This Form S-3 filing will replenish the amount available to the previous level of $100 million. The specific terms and prices of any securities offered pursuant to the registration statement will be determined at the time of any future offering and described in a separate prospectus supplement, which would be filed with the SEC at the time of the particular offering, if any.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the Company’s operations and future prospects are detailed in the “Risk Factors” sections included under Item 1A of Part I of the Company’s Annual Report on Form 10-K and Item 1A of Part II of this report. In addition to the risk factors described in that section, there are other factors that may impact any public company, including the Company, which could have a material adverse effect on the Company’s operations and future prospects of the Company and its subsidiaries. One should not consider the risk factors to be a complete discussion of risks, uncertainties and assumptions.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Part I

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of June 30, 2016	As of December 31, 2015	As of December 31, 2014

100 basis point downward shift	-10.0%	-1.1%	-2.1%	-1.7%
200 basis point upward shift	-10.0%	-2.3%	-2.7%	-5.0%
300 basis point upward shock	-25.0%	-4.6%	-7.1%	-11.9%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at June 30, 2016 (the most recent quarter available) were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of September 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

10.1

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Nonqualified Stock Option Award Agreement incorporated by reference to the registrant’s Form S-8 filed with the Commission on October 27, 2016 (SEC file no. 333-214282).

10.2

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Restricted Stock Award Agreement incorporated by reference to the registrant’s Form S-8 filed with the Commission on October 27, 2016 (SEC file no. 333-214282).

10.3

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Restricted Stock Unit Award Agreement incorporated by reference to the registrant’s Form S-8 filed with the Commission on October 27, 2016 (SEC file no. 333-214282).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and September 30, 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and September 30, 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2016 and September 30, 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date November 8, 2016	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date November 8, 2016	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer

Date November 8, 2016	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin, Vice President
Controller & Director of Financial Reporting
Principal Accounting Officer