Form 10-K
period 2016-12-31
QCR HOLDINGS INC
filed 2017-03-10
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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

Large accelerated filer [   ]     Accelerated filer [ X ]     Non-accelerated filer [   ]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes[ ]	No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The NASDAQ Global Market on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $328,508,413.

As of February 28, 2017, the Registrant had outstanding 13,140,013 shares of common stock, $1.00 par value per share.

Documents incorporated by reference:

Part III of Form 10-K Certain portions of the proxy statement for annual meeting of stockholders to be held in May 2017.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page Number(s)
Part I
Item 1.	Business	5
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	26
Item 3.	Legal Proceedings	26
Item 4.	Mine Safety Disclosures	26

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	29
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	General	30
	Executive Overview	30
	Long-Term Financial Goals	31
	Strategic Developments	32
	GAAP to Non-GAAP Reconciliations	34
	Net Interest Income and Margin (Tax Equivalent Basis)	37
	Critical Accounting Policies	40
	Results of Operations
	Interest Income	41
	Interest Expense	41
	Provision for Loan/Lease Losses	42
	Noninterest Income	43
	Noninterest Expenses	46
	Income Tax Expense	48
	Financial Condition
	Overview	48
	Investment Securities	48
	Loans/Leases	49
	Allowance for Estimated Losses on Loans/Leases	51
	Nonperforming Assets	54
	Deposits	55
	Short-Term Borrowings	55
	FHLB Advances and Other Borrowings	56
	Stockholders' Equity	57
	Liquidity and Capital Resources	58
	Commitments, Contingencies, Contractual Obligations, and Off-Balance Sheet Arrangements	59
	Impact of Inflation and Changing Prices	60
	Forward-Looking Statements	60
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 8.	Consolidated Financial Statements	63
	Consolidated Balance Sheets as of December 31, 2016 and 2015	65
	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014	66
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	67
	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014	68
	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	69

Throughout the Notes to the Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and remaining sections of this Form 10-K (including appendices), we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

Part I

Item 1.     Business

General. QCR Holdings, Inc. is a multi-bank holding company headquartered in Moline, Illinois, that was formed in February 1993 under the laws of the state of Delaware. In 2016, the Company elected to operate as a financial holding company under the BHCA. The Company serves the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, Des Moines/Ankeny and Rockford communities through the following four wholly-owned banking subsidiaries, which provide full-service commercial and consumer banking and trust and asset management services:

●	QCBT, which is based in Bettendorf, Iowa, and commenced operations in 1994;
●	CRBT, which is based in Cedar Rapids, Iowa, and commenced operations in 2001;
●	CSB, which is based in Ankeny, Iowa, and was acquired in 2016; and
●	RB&T, which is based in Rockford, Illinois, and commenced operations in 2005.

On August 31, 2016, the Company acquired CSB, located in Ankeny, Iowa (Des Moines MSA). See Note 2 to the Consolidated Financial Statements for further discussion.

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

Subsidiary Banks.  QCBT was capitalized on October 13, 1993, and commenced operations on January 7, 1994. QCBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. QCBT provides full service commercial, correspondent, and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois. QCBT, on a consolidated basis with m2, had total segment assets of $1.40 billion and $1.34 billion as of December 31, 2016 and 2015, respectively.

CRBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. The Company commenced operations in Cedar Rapids in June 2001, operating as a branch of QCBT. The Cedar Rapids branch operation then began functioning under the CRBT charter in September 2001. The acquired branches of CNB operate as a division of CRBT under the name “Community Bank & Trust.” CRBT provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids and Waterloo/Cedar Falls, Iowa and adjacent communities through its five facilities. The headquarters for CRBT is located in downtown Cedar Rapids with one other branch located in northern Cedar Rapids, two branches located in Waterloo and one branch located in Cedar Falls. CRBT had total segment assets of $913.1 million and $866.9 million as of December 31, 2016 and 2015, respectively.

CSB is an Iowa-chartered commercial bank with depository accounts insured by the FDIC to the maximum amount permitted by law. CSB was acquired by the Company in 2016. CSB provides full-service commercial and consumer banking and trust and asset management services to Des Moines and adjacent communities through its headquarters located in Ankeny and its nine other branch facilities throughout the greater Des Moines area. CSB had total segment assets of $600.1 million as of December 31, 2016.

RB&T is an Illinois-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. The Company commenced operations in Rockford, Illinois in September 2004, operating as a branch of QCBT, and that operation began functioning under the RB&T charter in January 2005. RB&T provides full-service commercial and consumer banking and trust and asset management services to Rockford and adjacent communities through its headquarters located on Guilford Road at Alpine Road in Rockford and its branch facility located in downtown Rockford. RB&T had total segment assets of $391.2 million and $367.5 million as of December 31, 2016 and 2015, respectively.

Segments of the Company have been established by management as defined by the structure of the Company’s internal organization, focusing on the financial information that the Company’s operating decision-makers routinely use to make decisions about operating matters. The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the four subsidiary banks wholly-owned by the Company: QCBT, CRBT, CSB and RB&T. See the consolidated financial statements incorporated herein generally, and Note 22 to the consolidated financial statements specifically, for additional business segment information.

Other Operating Subsidiaries. m2, which is based in Brookfield, Wisconsin, is engaged in the business of leasing machinery and equipment to C&I businesses under direct financing lease contracts.

Trust Preferred Subsidiaries. Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2016 and 2015:

Name	Date Issued	Amount Issued as of 12/31/16	Amount Issued as of 12/31/15	Interest Rate	Interest Rate as of 12/31/2016	Interest Rate as of 12/31/2015

QCR Holdings Statutory Trust II	February 2004	$10,310,000	$10,310,000	2.85% over 3-month LIBOR	3.85%	3.18%
QCR Holdings Statutory Trust III	February 2004	8,248,000	8,248,000	2.85% over 3-month LIBOR	3.85%	3.18%
QCR Holdings Statutory Trust IV	May 2005	-	5,155,000	1.80% over 3-month LIBOR	N/A	2.12%
QCR Holdings Statutory Trust V	February 2006	10,310,000	10,310,000	1.55% over 3-month LIBOR	2.43%	1.87%
Community National Statutory Trust II	September 2004	3,093,000	3,093,000	2.17% over 3-month LIBOR	3.17%	2.74%
Community National Statutory Trust III	March 2007	3,609,000	3,609,000	1.75% over 3-month LIBOR	2.71%	2.26%
		$35,570,000	$40,725,000	Weighted Average Rate	3.26%	2.60%

Securities issued by all of the trusts listed above mature thirty years from the date of issuance, but are all currently callable at par at any time. Interest rate reset dates vary by trust.

QCR Holdings Statutory Trust IV was dissolved in 2016 after the Company purchased the related security at auction, as noted in Note 12 to the Consolidated Financial Statements.

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

The Company and its subsidiaries collectively employed 572 and 406 FTEs at December 31, 2016 and 2015, respectively. The increase in FTEs during 2016 was the result of the acquisition of CSB.

The Federal Reserve is the primary federal regulator of the Company, QCBT, CRBT and RB&T. CSB has not yet become a member of the Federal Reserve, but plans to apply for membership in early 2017. QCBT, CRBT and CSB are also regulated by the Iowa Superintendent and RB&T is regulated by the IDFPR. The FDIC, as administrator of the DIF, also has regulatory authority over the subsidiary banks. See Appendix A for more information on the federal and state statutes and regulations that are applicable to the Company and its subsidiaries.

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

In accordance with Iowa regulation, the legal lending limit to one borrower for QCBT, CRBT and CSB, calculated as 15% of aggregate capital, was $20.7 million, $16.0 million, and $12.2 million, respectively, as of December 31, 2016. In accordance with Illinois regulation, the legal lending limit to one borrower for RB&T, calculated as 25% of aggregate capital, totaled $10.4 million as of December 31, 2016.

The Company recognizes the need to prevent excessive concentrations of credit exposure to any one borrower or group of related borrowers. As such, the Company has established an in-house lending limit, which is lower than each subsidiary bank’s legal lending limit, in an effort to manage individual borrower exposure levels.

The in-house lending limit is the maximum amount of credit each subsidiary bank will extend to a single borrowing entity or group of related entities. As of January 1, 2017, the Company implemented a tiered approach, based on the risk rating. Under the in-house limit, total credit exposure to a single borrowing entity or group of related entities will not exceed the following, subject to certain exceptions:

	High Quality	Medium Quality	Low Quality
	(Risk Ratings 1-3)	(Risk Rating 4)	(Risk Ratings 5-8)
	(dollars in thousands)
QCBT	$13,500	$11,250	$7,750
CRBT	$9,500	$8,000	$5,500
CSB	$9,500	$8,000	$5,500
RB&T	$4,000	$3,250	$2,250

QCRH Consolidated	$22,000	$16,500	$11,000

The QCRH Consolidated amount represents the maximum amount of credit that all affiliated banks, when combined, will extend to a single borrowing entity or group of related entities, subject to certain exceptions.

In addition, m2’s in-house lending limit is $1.0 million to a single leasing entity or group of related entities, subject to certain exceptions.

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

Specifically, each subsidiary bank’s total loans as a percentage of average assets may not exceed 85%. In addition, following are established policy limits and the actual allocations for the subsidiary banks as of December 31, 2016 for the loan portfolio on a per loan type basis, reflected as a percentage of the subsidiary bank’s average gross loans:

	QCBT		CRBT		CSB		RB&T
Type of Loan *	Maximum Percentage per Loan Policy	As of December 31, 2016	Maximum Percentage per Loan Policy	As of December 31, 2016	Maximum Percentage per Loan Policy	As of December 31, 2016	Maximum Percentage per Loan Policy	As of December 31, 2016

One-to-four family residential	30%	14%	25%	11%	35%	19%	30%	21%
Multi-family	15%	3%	15%	6%	15%	6%	15%	4%
Farmland	5%	1%	5%	1%	15%	3%	5%	-%
Non-farm, nonresidential	50%	24%	50%	34%	40%	25%	50%	39%
Construction and land development	20%	5%	15%	5%	45%	25%	20%	2%
C&I	60%	20%	60%	34%	40%	17%	60%	27%
Loans to individuals	10%	1%	10%	1%	10%	1%	10%	1%
Lease financing	30%	21%	5%	-%	5%	-%	20%	-%
Bank stock loans	**	**	10%	-%	-%	-%	10%	-%
All other loans	15%	11%	10%	8%	10%	4%	10%	6%
		100%		100%		100%		100%

* The loan types above are as defined and reported in the subsidiary banks’ quarterly Reports of Condition and Income (also known as Call Reports).

** QCBT’s maximum percentage for bank stock loans is 150% of risk-based capital (bank stock loan commitments are limited to 200% of risk-based capital). At December 31, 2016, QCBT’s bank stock loans totaled 52% of risk-based capital.

The following table presents total loans/leases by major loan/lease type and subsidiary as of December 31, 2016 and 2015. Residential real estate loans held for sale are included in residential real estate loans below.

			m2								Consolidated
	QCBT		Lease Funds		CRBT		CSB		RB&T		Total
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
As of December 31, 2016:

C&I loans	$314,310	39%	$38,668	18%	$276,130	42%	$101,530	24%	$96,999	31%	$827,637	34%
CRE loans	355,850	45%	-	-%	305,655	47%	272,174	63%	159,780	51%	1,093,459	46%
Direct financing leases	-	-%	165,026	78%	-	-%	393	-%	-	-%	165,419	7%
Residential real estate loans	99,626	12%	-	-%	43,706	7%	43,383	10%	42,518	14%	229,233	10%
Installment and other consumer loans	28,694	4%	-	-%	27,117	4%	12,132	3%	13,723	4%	81,666	3%
Deferred loan/lease origination costs, net of fees	918	-%	7,351	4%	(395)	-%	(102)	-%	301	-%	8,073	-%
	$799,398	100%	$211,045	100%	$652,213	100%	$429,510	100%	$313,321	100%	$2,405,487	100%

As of December 31, 2015:	(dollars in thousands)

C&I loans	$267,367	39%	$20,120	10%	$263,792	43%	$-	-%	$96,881	33%	$648,160	36%
CRE loans	296,157	43%	-	-%	285,866	46%	-	-%	142,346	48%	724,369	41%
Direct financing leases	-	-%	173,656	86%	-	-%	-	-%	-	-%	173,656	10%
Residential real estate loans	86,920	13%	-	-%	43,345	7%	-	-%	40,168	14%	170,433	9%
Installment and other consumer loans	35,862	5%	-	-%	23,970	4%	-	-%	13,837	5%	73,669	4%
Deferred loan/lease origination costs, net of fees	457	-%	7,343	4%	(358)	-%	-	-%	294	-%	7,736	-%
	$686,763	100%	$201,119	100%	$616,615	100%	$-	-%	$293,526	100%	$1,798,023	100%

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

Approved Collateral Type	Maximum Advance %

Financial Instruments
U.S. Government Securities	90% of market value
Securities of Federal Agencies	90% of market value
Municipal Bonds rated by Moody’s As “A” or better	80% of market value
Listed Stocks	75% of market value
Mutual Funds	75% of market value
Cash Value Life Insurance	95%, less policy loans
Savings/Time Deposits (Bank)	100% of current value
Penny Stocks	0%
General Business
Accounts Receivable	80% of eligible accounts
Inventory	50% of value
Crop and Grain Inventories	80% of current market value
Livestock	80% of purchase price, or current market value; or higher if cross-collateralized with other assets

Fixed Assets (Existing)	50% of net book value, or 75% of orderly liquidation appraised value

Fixed Assets (New)	80% of cost, or higher if cross-collateralized with other assets

Leasehold Improvements	0%

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

Following is a summary of the five largest industry concentrations within the C&I portfolio as of December 31, 2016:

2016
Amount

(dollars in thousands)

Bank holding companies	$66,070
Skilled nursing care facilities	43,864
Administration of urban planning & rural development	37,097
Hotels & motels	35,992
General medical & surgical hospitals	33,175

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

CRE Loan Types	Maximum Advance Rate **	Maximum Term

CRE Loans on Improved Property *	80%	7 years
Raw Land	Lesser of 90% of project cost, or 65% of "as is" appraised value	12 months
Land Development	Lesser of 85% of project cost, or 75% of "as-completed" appraised value	24 months
Commercial Construction Loans	Lesser of 85% of project cost, or 80% of "as-completed" appraised value	365 days
Residential Construction Loans to Builders	Lesser of 90% of project cost, or 80% of "as-completed" appraised value	12 months

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

In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied CRE loans. Owner-occupied CRE loans are generally considered to have less risk. As of December 31, 2016 and 2015, approximately 30% and 35%, respectively, of the CRE loan portfolio was owner-occupied.

The Company’s lending policy limits non-owner occupied CRE lending to 300% of total risk-based capital, and limits construction, land development, and other land loans to 100% of total risk-based capital. Exceeding these limits warrants the use of heightened risk management practices in accordance with regulatory guidelines. As of December 31, 2016 and 2015, QCBT, CRBT and RB&T were in compliance with these limits. Although the CSB’s loan portfolio has historically been real estate dominated and its real estate portfolio levels exceed these policy limits, it has established a Credit Risk Committee to routinely monitor its real estate loan portfolio. CSB’s real estate levels, while still elevated at December 31, 2016, have declined since December 31, 2015.

Following is a listing of the significant industries within the Company’s CRE loan portfolio as of December 31, 2016 and 2015:

	2016		2015
	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Nonresidential Buildings	$322,337	30%	$264,133	37%
Lessors of Residential Buildings	141,321	13%	89,189	12%
Nonresidential Property Managers	70,914	7%	10,500	1%
New Housing For-Sale Builders	56,711	5%	5,468	1%
Land Subdivision	45,132	4%	17,839	2%
Hotels	35,006	3%	19,228	3%
Nursing Care Facilities	34,768	3%	17,288	2%
Lessors of Other Real Estate Property	25,664	2%	22,009	3%
New Multifamily Housing Construction	24,146	2%	11,747	2%
Other *	337,460	31%	266,968	37%
Total Commercial Real Estate Loans	$1,093,459	100%	$724,369	100%

* “Other” consists of all other industries. None of these had concentrations greater than $21.0 million, or 2%, of total CRE loans as of December 31, 2016.

Following is a breakdown of non owner-occupied CRE by property type as of December 31, 2016:

	2016
	Amount	%

	(dollars in thousands)

Retail	$128,394	21%
Multi-family	112,960	19%
Office	97,878	16%
Industrial/warehouse	46,149	8%
Hotel/motel	33,828	6%
Other	176,713	30%
Total income-producing CRE	$595,922	100%

A portion of the Company’s construction portfolio is considered non-residential construction. Following is a summary of industry concentrations within that category as of December 31, 2016:

	2016
	Amount	%

	(dollars in thousands)

Retail	$14,647	16%
Multi-family	17,991	19%
Office	9,342	10%
Industrial/warehouse	5,810	6%
Hotel/motel	1,983	2%
Other	43,707	47%
Total non-residential construction loans	$93,480	100%

Additionally, the Company had approximately $103.0 million of residential construction loans outstanding as of December 31, 2016. Of this amount, approximately 75% was considered speculative, while 25% was pre-sold.

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

Residential Real Estate Lending

Generally, the subsidiary banks’ residential real estate loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell loans in the secondary market. The subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that adjust in one to five years, and then retain these loans in their portfolios. Servicing rights are generally not retained on the loans sold in the secondary market. The Company’s lending policy establishes minimum appraisal and other credit guidelines.

The following table presents the originations and sales of residential real estate loans for the Company. Included in originations is activity related to the refinancing of previously held in-house mortgages.

	For the year ended December 31,
	2016	2015	2014
	(dollars in thousands)

Originations of residential real estate loans	$52,721	$41,279	$72,146
Sales of residential real estate loans	$35,499	$23,726	$33,100
Percentage of sales to originations	67%	57%	46%

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

Competition. The Company currently operates in the highly competitive Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, Des Moines, and Rockford markets. Competitors include not only other commercial banks, credit unions, thrift institutions, and mutual funds, but also insurance companies, FinTech companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Many of these unregulated competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services. The Company competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits.

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

See Appendix B for tables and schedules that show selected financial statistical information relating to the business of the Company required to be presented pursuant to federal securities laws. Consistent with the information presented in the Form 10-K, results are presented as of and for the fiscal years ended December 31, 2016, 2015, and 2014, as applicable.

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

Item1A.	Risk Factors

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Conditions in the financial market and economic conditions, including conditions in the markets in which we operate, generally may adversely affect our business.

Our general financial performance is highly dependent upon the business environment in the markets where we operate and in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services it offers. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, or a combination of these or other factors.

While economic conditions have improved since the recession, there can be no assurance that this improvement will continue. Uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing, and savings habits. Downturns in the markets where our banking operations occur could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures and reduced wealth management fees resulting from lower asset values. Such conditions could adversely affect the credit quality of our loans, financial condition and results of operations.

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

C&I loans were $827.6 million, or approximately 34% of our total loan/lease portfolio, as of December 31, 2016. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment and real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee or cosigner on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may lose value over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. In addition, a prolonged recovery period could harm or continue to harm the businesses of our C&I customers and reduce the value of the collateral securing these loans.

Our loan/lease portfolio has a significant concentration of CRE loans, which involve risks specific to real estate values.

CRE lending comprises a significant portion of our lending business. Specifically, CRE loans were $1.1 billion, or approximately 46% of our total loan/lease portfolio, as of December 31, 2016. Of this amount, $332.4 million, or approximately 30%, was owner-occupied. The market value of real estate securing our CRE loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

The problems that have occurred in the residential real estate and mortgage markets throughout much of the U.S. in prior years also affected the commercial real estate market. In our market areas, we generally experienced a downturn in credit performance by our CRE loan customers in prior years relative to historical norms, and despite recent improvements in certain aspects of the economy, a level of uncertainty continues to exist in the economy and credit markets. There can be no guarantee that we will not experience further deterioration in the performance of CRE and other real estate loans in the future. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results, financial condition and/or capital.

Our allowance may prove to be insufficient to absorb losses in our loan/lease portfolio.

We establish our allowance for loan and lease losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2016, our allowance as a percentage of total gross loans/leases was 1.28%, and as a percentage of total NPLs was 144.85%. In accordance with GAAP for acquisition accounting, the loans acquired through the acquisition of CSB were recorded at fair value; therefore, there was no allowance associated with CSB’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired CSB loans factoring in the net remaining discount ($10.1 million at December 31, 2016). When factoring this remaining discount into the Company’s allowance to total loans and leases calculation, the Company’s allowance as a percentage of total loans and leases increases from 1.28% to 1.70%.

In addition, we had net charge-offs as a percentage of gross average loans/leases of 0.14% for the year ended December 31, 2016. Because of the concentration of C&I and CRE loans in our loan portfolio, which tend to be larger in amount than residential real estate and installment loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance as of December 31, 2016 was adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance will prove sufficient to cover actual loan/lease losses in the future, particularly if economic conditions are more difficult than what management currently expects. Additional provisions and loan/lease losses in excess of our allowance may adversely affect our business, financial condition and results of operations.

The Company’s information systems may experience an interruption or breach in security and cyber-attacks, all of which could have a material adverse effect on the Company’s business.

The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business.  Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attacks (such as unauthorized access to the Company’s systems).  These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have also increased. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions, retailers and government agencies, particularly denial of service attacks that are designed to disrupt key business or government services, such as customer-facing web sites. The Company is not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.  It is also possible that a cyber incident, such as a security breach, may remain undetected for a period of time, further exposing the Company to technology-related risks. However, applying guidance from the Federal Financial Institutions Examination Council, the Company has analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that the Company does not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact the Company through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them.  Despite third-party security risks that are beyond our control, the Company offers its customers protection against fraud and attendant losses for unauthorized use of debit cards in order to stay competitive in the marketplace. Offering such protection (including the cost of replacing compromised cards) to our customers exposes the Company to potential losses which, in the event of a data breach at one or more retailers of considerable magnitude, may adversely affect its business, financial condition, and results of operations. Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in increased costs, all of which could have a material adverse effect on the Company’s business.  To the extent we are involved in any future cyber-attacks or other breaches, the Company’s reputation could be affected, which could also have a material adverse effect on the Company’s business, financial condition or results of operations.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, as well as that of our customers engaging in internet banking activities, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. Any interruption in, or breach of security of, our computer systems and network infrastructure, or that of our internet banking customers, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. The Company may also need to spend additional resources to enhance protective and detective measures or to conduct investigations to remediate any vulnerabilities that arise.

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

We maintain a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors and customer or employee fraud. Despite having business continuity plans and other safeguards, the Company could still be affected. Should our internal controls fail to prevent or detect an occurrence, and if any resulting loss is not insured or exceeds applicable insurance limits, such failure could have a material adverse effect on our business, financial condition and results of operations.

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

As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve. QCBT and CRBT, as Iowa-chartered state member banks, are subject to regulation and supervision primarily by both the Iowa Superintendent and the Federal Reserve. CSB, as an Iowa-chartered state non-member bank, is subject to regulation and supervision primarily by both the Iowa Superintendent and the FDIC. RB&T, as an Illinois-chartered state member bank, is subject to regulation and supervision primarily by both the IDFPR and the Federal Reserve. We and our banks undergo periodic examinations by these regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.

The primary federal and state banking laws and regulations that affect us are described in Appendix A to this report. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. For example, the Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. In addition, in recent years the Federal Reserve has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices. Further, the Basel III regulatory capital reforms increased both the amount and quality of capital that financial institutions must hold.

U.S. financial institutions are also subject to numerous monitoring, recordkeeping, and reporting requirements designed to detect and prevent illegal activities such as money laundering and terrorist financing. These requirements are imposed primarily through the Bank Secrecy Act which was most recently amended by the Patriot Act. We have instituted policies and procedures to protect us and our employees, to the extent reasonably possible, from being used to facilitate money laundering, terrorist financing and other financial crimes. There can be no guarantee, however, that these policies and procedures are effective.

Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on us. Although we have policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. Recently, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new Administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

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

The Company and each of its banking subsidiaries are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations, which have recently increased due to the effectiveness of the Basel III regulatory capital reforms. We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations. Our ability to raise additional capital, when and if needed or desired, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market conditions, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. Our failure to meet these capital and other regulatory requirements could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition.

Failure to pay interest on our debt may adversely impact our ability to pay common stock dividends.

As of December 31, 2016, we had $33.5 million of junior subordinated debentures held by five business trusts that we control. Interest payments on the debentures, which totaled $1.2 million for 2016, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments on the debentures could cause a subsequent decline in the market price of our common stock because we would not be able to pay dividends on our common stock.

As a bank holding company, our sources of funds are limited.

We are a bank holding company, and our operations are primarily conducted by our subsidiary banks, which are subject to significant federal and state regulation. When available, cash to pay dividends to our stockholders is derived primarily from dividends received from our subsidiary banks. Our ability to receive dividends or loans from our subsidiary banks is restricted. Dividend payments by our subsidiaries to us in the future will require generation of future earnings by them and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, our right to participate in the assets of our subsidiary banks in the event of a liquidation or reorganization of any of the banks would be subject to the claims of the creditors of such bank, including depositors, which would take priority except to the extent we may be a creditor with a recognized claim. As of December 31, 2016, our subsidiary banks had deposits and other liabilities in the aggregate of approximately $3.0 billion.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

The market value of investments in our securities portfolio has become increasingly volatile in recent years, and as of December 31, 2016, we had gross unrealized losses of $8.6 million, or 1.5% of amortized cost, in our investment portfolio (partially offset by gross unrealized gains of $3.6 million). The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we formally evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the OTTI, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur. Based on management’s evaluation, it was determined that the gross unrealized losses at December 31, 2016 were temporary and primarily a function of the changes in certain market interest rates.

Liquidity risks could affect operations and jeopardize our business, results of operations and financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of securities and/or loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, deposits, investment maturities, repayments, and calls, and loan/lease repayments. Additional liquidity is provided by federal funds purchased from the FRB or other correspondent banks, FHLB advances, wholesale and customer repurchase agreements, brokered deposits, and the ability to borrow at the FRB’s Discount Window. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

During periods of economic turmoil, the financial services industry and the credit markets generally may be materially and adversely affected by significant declines in asset values and depressed levels of liquidity.  Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact our ability to originate loans/leases, invest in securities, meet our expenses, pay dividends to our stockholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

SBA lending is an important part of our business. The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a preferred lender under the SBA loan programs and our ability to comply with applicable SBA lending requirements.

As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose other restrictions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose our ability to compete effectively with other SBA Preferred Lenders, and as a result we would experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guaranty provided by the federal government on SBA loans or changes to the level of funds appropriated by the federal government to the various SBA programs, may also have an adverse effect on our business, results of operations and financial condition.

Historically we have sold the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales have resulted in our earning premium income and/or have created a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the retained, non-guaranteed portion of the loans.

In the event of a loss resulting from default and the SBA determines there is a deficiency in the manner in which the loan was originated, funded or serviced by the us, the SBA may require us to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from us, any of which could adversely affect our business, results of operations and financial condition.

Our business is concentrated in and dependent upon the continued growth and welfare of the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, Des Moines/Ankeny, and Rockford markets.

We operate primarily in the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, Des Moines/Ankeny and Rockford markets, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. We have developed a particularly strong presence in Bettendorf, Cedar Falls, Cedar Rapids, Davenport, Waterloo, and Ankeny, Iowa and Moline, Rock Island, and Rockford, Illinois and their surrounding communities. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce demand for our products and services, affect the ability of our customers to repay their loans to us, increase the levels of our nonperforming and problem loans, and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

We face intense competition in all phases of our business from other banks and financial institutions.

The banking and financial services businesses in our markets are highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions, online lenders and other non-bank financial services providers. Many of these competitors are not subject to the same regulatory restrictions as we are. Many of our unregulated competitors compete across geographic boundaries and are able to provide customers with a feasible alternative to traditional banking services.

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

The stock market can be volatile, and fluctuations in our operating results and other factors, could cause our stock price to decline.

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Most recently, like the stock of other financial institutions generally, the price of the Company’s common stock as reported on the NASDAQ Global Market has increased substantially since the U.S. presidential election. Market fluctuations could also adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to our quarterly or annual results and the impact of these risk factors on our operating results or financial position.

The soundness of other financial institutions could negatively affect us.

Our ability to engage in routine funding and other transactions could be negatively affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of the difficulties or failures of other banks and government-sponsored financial institutions, which would increase the capital we need to support our growth.

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

For example, the FASB has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances.  This will change the current method of providing allowances that are probable, which may require us to increase our allowance, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance. Any increase in our allowance or expenses incurred to determine the appropriate level of the allowance may have a material adverse effect on our financial condition and results of operations.

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

Consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations.

Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of Internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

If securities or industry analysts do not publish or cease publishing research reports about us, if they adversely change their recommendations regarding our stock or if our operating results do not meet their expectations, the price of our stock could decline.

The trading market for our common stock can be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If there is limited or no securities or industry analyst coverage of us, the market price for our stock could be negatively impacted. Moreover, if any of the analysts who elect to cover us downgrade our common stock, provide more favorable relative recommendations about our competitors or if our operating results or prospects do not meet their expectations, the market price of our common stock may decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may seek to implement new lines of business or offer new products and services within existing lines of business in our current markets or new markets. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results.

Item 1B.	Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.	Properties

The following table is a listing of the Company’s operating facilities:

Facility Address	Facility Square Footage	Facility Owned or Leased

QCR Holdings, Inc.
3551 7th Street in Moline, IL (1)	30,000	Owned

QCBT
2118 Middle Road in Bettendorf, IA	6,700	Owned
4500 N Brady Street in Davenport, IA	36,000	Owned
5405 Utica Ridge Road in Davenport, IA	7,400	Leased
1700 Division Street in Davenport, IA	12,000	Owned

CRBT
500 1st Avenue NE, in Cedar Rapids, IA	48,000	Owned
5400 Council Street in Cedar Rapids, IA	5,900	Owned
422 Commercial Street in Waterloo, IA (2)	25,000	Owned
11 Tower Park Drive in Waterloo, IA (2)	6,000	Owned
312 W 1st Street in Cedar Falls, IA (2)	4,800	Owned

CSB
817 N Ankeny Boulevard, in Ankeny, IA	13,000	Owned
200 8th Street SE, in Altoona, IA	6,000	Owned
902 SE Oralabor Road, in Ankeny, IA	3,900	Owned
1640 SW White Birch Circle, in Ankeny, IA	15,700	Owned
3540 E 33rd Street, in Des Moines, IA	3,900	Owned
1401 E Euclid, in Des Moines, IA	4,500	Owned
6175 Merle Hay Road, in Johnston, IA	9,200	Owned
1025 N Hickory Boulevard, in Pleasant Hill, IA	4,500	Owned
4811 SE 14th Street, in Des Moines, IA	3,500	Owned
460 SE University Avenue, in Waukee, IA	6,000	Owned

RB&T
4571 Guilford Road in Rockford, IL	20,000	Owned
308 West State Street in Rockford, IL	1,100	Leased

m2
175 North Patrick Boulevard in Brookfield, WI	6,500	Leased

(1) This facility is utilized as a branch of QCBT in addition to housing the holding company.

(2) Branches of Community Bank & Trust, a division of CRBT.

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

Market Information. The common stock, par value $1.00 per share, of the Company is listed on The NASDAQ Global Market under the symbol “QCRH”. The stock began trading on NASDAQ on October 6, 1993. The Company transferred its listing from the NASDAQ Capital Market to the NASDAQ Global Market on March 1, 2010. As of February 28, 2017, there were 13,140,013 shares of common stock outstanding held by approximately 747 holders of record. Additionally, there are an estimated 2,700 beneficial holders whose stock was held in the street name by brokerage houses and other nominees as of that date. The following table sets forth the high and low sales prices of the common stock, as reported by NASDAQ for the periods indicated.

	2016 Sales Price		2015 Sales Price		2014 Sales Price
	High	Low	High	Low	High	Low

First quarter	$24.15	$18.05	$18.19	$16.91	$17.48	$16.99
Second quarter	28.74	22.96	22.75	17.51	17.96	17.00
Third quarter	32.19	26.41	23.23	19.58	18.10	16.96
Fourth quarter	44.80	30.31	24.90	21.00	18.20	17.50

Dividends on Common Stock. Dividends paid on common stock during the years ending December 31, 2016 and 2015 are as follows:

Declaration Date	Amount Declared Per Share	Record Date	Total Amount Paid to Stockholders (in thousands)	Date Paid

May 20, 2015	$0.04	June 19, 2015	$466	July 8, 2015
November 20, 2015	$0.04	December 18, 2015	$469	January 6, 2016
February 11, 2016	$0.04	March 18, 2016	$471	April 6, 2016
May 13, 2016	$0.04	June 17, 2016	$521	July 6, 2016
August 25, 2016	$0.04	September 16, 2016	$521	October 5, 2016
December 15, 2016	$0.04	December 23, 2016	$523	January 6, 2017

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in private placements. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances existed through the date of filing of this Form 10-K. See Note 16 to the Consolidated Financial Statements for additional information regarding dividend restrictions.

Purchase of Equity Securities by the Company. There were no purchases of common stock by the Company during the years ended December 31, 2016, 2015, and 2014.

Stockholder Return Performance Graph. The following graph indicates, for the period commencing December 31, 2011 and ending December 31, 2016, a comparison of cumulative total returns for the Company, the NASDAQ Composite Index, and the SNL Bank NASDAQ Index prepared by SNL Financial, Charlottesville, Virginia. The graph was prepared at the Company’s request by SNL Financial. The information assumes that $100 was invested at the closing price on December 31, 2011 in the common stock of the Company and in each index, and that all dividends were reinvested.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
QCR Holdings, Inc.	100.00	146.22	189.26	199.37	272.09	487.65
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56

Item 6.	Selected Financial Data

The following “Selected Financial Data” of the Company is derived in part from, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto. See Item 8. Financial Statements. Results for past periods are not necessarily indicative of results to be expected for any future period.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
STATEMENT OF INCOME DATA
Interest income	$106,468	$90,003	$85,965	$81,872	$77,376
Interest expense	11,951	13,707	16,894	17,767	19,727
Net interest income	94,517	76,296	69,071	64,105	57,649
Provision for loan/lease losses	7,478	6,871	6,807	5,930	4,371
Non-interest income	31,037	24,364	21,282	26,846	18,953
Non-interest expense (1)	81,486	73,192	65,554	65,465	54,591
Income tax expense	8,903	3,669	3,039	4,618	4,534
Net income	27,687	16,928	14,953	14,938	13,106
Less: net income attributable to noncontrolling interests	-	-	-	-	488
Net income attributable to QCR Holdings, Inc.	27,687	16,928	14,953	14,938	12,618
Less: preferred stock dividends and discount accretion	-	-	1,082	3,168	3,496
Net income attributable to QCR Holdings, Inc. common stockholders	27,687	16,928	13,871	11,770	9,122

PER COMMON SHARE DATA

Net income - Basic (2)	$2.20	$1.64	$1.75	$2.13	$1.88
Net income - Diluted (2)	2.17	1.61	1.72	2.08	1.85
Cash dividends declared	0.16	0.08	0.08	0.08	0.08
Dividend payout ratio	7.27%	4.88%	4.57%	3.76%	4.26%
Closing stock price	$43.30	$24.29	$17.86	$17.03	$13.22

BALANCE SHEET DATA

Total assets	$3,301,944	$2,593,198	$2,524,958	$2,394,953	$2,093,730
Securities	574,022	577,109	651,539	697,210	602,239
Total loans/leases	2,405,487	1,798,023	1,630,003	1,460,280	1,287,388
Allowance	30,757	26,141	23,074	21,448	19,925
Deposits	2,669,261	1,880,666	1,679,668	1,646,991	1,374,114
Borrowings	290,952	444,162	662,558	563,381	547,758
Stockholders' equity:
Preferred	-	-	-	29,799	53,163
Common	286,041	225,886	144,079	117,778	87,271

KEY RATIOS

ROAA (3)	0.97%	0.66%	0.61%	0.64%	0.62%
ROACE (2)	10.56	8.79	10.49	11.48	10.84
ROAE (3)	10.56	8.79	10.48	10.24	8.90
NIM, tax equivalent yield (Non-GAAP) (4) (6)	3.75	3.37	3.15	3.03	3.14
Efficiency ratio (Non-GAAP) (5) (6)	64.90	72.71	72.55	71.98	71.27
Loans/leases to assets	72.85	69.34	64.56	60.97	61.49
Loans/leases to deposits	90.12	95.61	97.04	88.66	93.69
NPAs to total assets	0.82	0.74	1.31	1.28	1.41
Allowance to total loans/leases	1.28	1.45	1.42	1.47	1.55
Allowance to NPLs	144.85	223.33	114.78	104.70	78.47
Net charge-offs to average loans/leases	0.14	0.22	0.34	0.31	0.27
Average total stockholders' equity to average total assets	9.21	7.55	5.82	6.26	7.00

(1)

Non-interest expense includes several one-time expenses - most notably, $4.6 million and $7.2 million of losses on debt extinguishment for 2016 and 2015, respectively, related to the prepayment of certain borrowings further described in Notes 10 and 11 to the Consolidated Financial Statements. Acquisition costs of $2.4 million are also included in the 2016 amount. See Note 2 to the Consolidated Financial Statements for additional information regarding the acquisition of CSB.

(2)	Numerator is net income attributable to QCR Holdings, Inc. common stockholders
(3)	Numerator is net income attributable to QCR Holdings, Inc.
(4)	Interest earned and yields on nontaxable investments and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate
(5)	Non-interest expenses divided by the sum of net interest income before provision for loan/lease losses and non-interest income
(6)	See GAAP to Non-GAAP reconciliations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the years ending December 31, 2016, 2015, and 2014, and our financial condition at December 31, 2016 and 2015. This discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT. Over the past twenty-three years, the Company has grown to include three additional banking subsidiaries (including the 2016 acquisition of CSB) and a number of nonbanking subsidiaries. As of December 31, 2016, the Company had $3.30 billion in consolidated assets, including $2.41 billion in total loans/leases and $2.67 billion in deposits.

EXECUTIVE OVERVIEW

The Company reported net income of $27.7 million for the year ended December 31, 2016, and diluted EPS of $2.17. For the same period in 2015, the Company reported net income of $16.9 million, and diluted EPS of $1.61. By comparison, for 2014, the Company reported net income of $15.0 million, and diluted EPS of $1.72, after preferred stock dividends of $1.1 million.

The year ended December 31, 2016 was highlighted by several significant items:

●	The successful acquisition of CSB and the related common stock offering (described in Note 2 to the Consolidated Financial Statements);
●	Several balance sheet restructurings (described in Notes 10 and 11 to the Consolidated Financial Statements);
●	NIM improvement of 38 basis points, year-over-year, primarily attributable to the acquisition of CSB and balance sheet restructurings;
●	Loan and lease growth of 10.5% for the year; and
●	Strong gains on the sale of government guaranteed portions of loans and swap fee income totaling $4.9 million for the year.

Following is a table that represents the various net income measurements for the years ended December 31, 2016, 2015, and 2014.

	Year Ended December 31,
	2016	2015	2014

Net income	$27,686,787	$16,927,881	$14,952,537
Less: Preferred stock dividends and discount accretion	-	-	1,081,877
Net income attributable to QCR Holdings, Inc. common stockholders	$27,686,787	$16,927,881	$13,870,660

Diluted EPS	$2.17	$1.61	$1.72

Weighted average common and common equivalent shares outstanding*	12,766,003	10,499,841	8,048,661

*The 2016 increase in the weighted average common and common equivalent shares outstanding was primarily due to the common stock issuance discussed in Note 2 to the Consolidated Financial Statements. The 2015 increase was primarily due to the common stock issuance discussed in Note 16 to the Consolidated Financial Statements.

The Company reported core net income (non-GAAP) of $29.4 million, with diluted core EPS of $2.31. See section titled “GAAP to Non-GAAP Reconciliations” for additional information. Core net income for the year excludes a number of non-recurring items, most significantly $1.8 million of after-tax acquisition related costs.

Following is a table that represents the major income and expense categories.

	Year Ended December 31,
	2016	2015	2014

Net interest income	$94,516,777	$76,296,724	$69,071,128
Provision for loan/lease losses	7,478,166	6,870,900	6,807,000
Noninterest income	31,036,875	24,363,321	21,281,279
Noninterest expense	81,485,912	73,192,022	65,553,900
Federal and state income tax	8,902,787	3,669,242	3,038,970
Net income	$27,686,787	$16,927,881	$14,952,537

The following are some noteworthy developments in the Company’s financial results:

●

Net interest income grew $18.2 million, or 24% in 2016, compared to the prior year. Of this increase, $10.0 million was attributable to the acquisition of CSB in the third quarter. Net interest income for 2015 grew $7.2 million, or 10%, compared to 2014.

●	Provision increased $607 thousand from the prior year, while holding relatively flat when comparing 2015 to 2014. The increase in 2016 was attributable to the addition of CSB.
●	Noninterest income increased $6.7 million, or 27% in 2016, compared to the prior year.
o	Gains on the sale of government guaranteed portion of loans and swap fee income increased $1.8 million in 2016, compared to the prior year.
o	Securities gains increased $3.8 million in 2016, compared to the prior year. Most of this was related to the sale of an equity security described in Note 3 to the Consolidated Financial Statements.
o	CSB contributed $1.6 million of noninterest income in the period since acquisition.
●	Noninterest income increased $3.1 million, or 14%, when comparing 2015 to 2014.
●	Noninterest expense increased $8.3 million, or 11% in 2016, compared to the prior year.
o	Acquisition costs totaled $2.4 million in 2016.
o	The net cost of operations of other real estate increased $1.7 million in 2016. The prior year included a large gain on the sale of an OREO property.
o	CSB contributed $6.3 million of noninterest expense in the period since acquisition.
●	Noninterest expense increased $7.6 million, when comparing 2015 to 2014. Included in 2015 noninterest expense was $7.2 million of losses on debt extinguishment, net.

LONG-TERM FINANCIAL GOALS

The Company has established certain financial goals by which it manages its business and measures its performance. The goals are periodically updated to reflect business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company’s ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of this Form 10-K. The Company’s long-term financial goals are as follows:

●	Improve balance sheet efficiency by maintaining a gross loans and leases to total assets ratio in the range of 70 – 75%;

●	Improve profitability (measured by NIM and ROAA);

●	Continue to improve asset quality by reducing NPAs to total assets to less than 0.75% and maintain net charge-offs as a percentage of average loans/leases of under 0.25% annually;

●	Reduce reliance on wholesale funding to less than 15% of total assets;

●	Grow noninterest bearing deposits to more than 30% of total assets;

●	Increase the m2 commercial loan and lease portfolio to $250 million;

●	Generate gains on sales of government guaranteed portions of loans and swap fee income of more than $4.0 million annually; and

●	Grow wealth management fee income by 10% annually.

The following table shows the evaluation of the Company’s long-term financial goals.

			For the Year Ending
			December 31, 2016	December 31, 2015
Goal	Key Metric (1)	Target (2)	(dollars in thousands)
Balance sheet efficiency	Gross loans and leases to total assets	70% - 75%	73%	69%
	NIM TEY (non-GAAP)	> 3.75%	3.75%	3.37%
Profitability	ROAA	> 1.10%	0.97%	0.66%
	Core ROAA (non-GAAP)		1.03%	0.82%
	NPAs to total assets	< 0.75%	0.82%	0.74%
Asset quality	Net charge-offs to average loans/leases	< 0.25% annually	0.14%	0.22%
Lower reliance on wholesale funding	Wholesale funding to total assets	< 15%	11%	20%
Funding mix	Noninterest bearing deposits as a percentage of total assets	> 30%	24%	24%
m2 commercial loans and leases	Total loans and leases	$250 million	$211 million	$201 million
Consistent, high quality noninterest income revenue streams	Gains on sales of government guaranteed portions of loans and swap fee income	> $4 million annually	$4.9 million	$3.0 million
	Grow wealth management fee income	> 10% annually	1%	7%

(1)	Non-GAAP calculations are provided, when applicable. Refer to GAAP to non-GAAP reconciliation table for details.
(2)	Targets will be re-evaluated and adjusted as appropriate.

STRATEGIC DEVELOPMENTS

The Company took the following actions to support our corporate strategy and the long-term financial goals shown above.

●

Organic loan and lease growth for the year was 10.5%. This was within the Company’s target organic growth rate of 10-12%. A portion of this growth was in the C&I category. As of December 31, 2016, this segment of the portfolio accounted for 34% of total loans and leases. The Company has also grown CRE loans, with that segment now representing 46% of the portfolio as of December 31, 2016. The strong organic loan and lease growth has continued to help move the loan and lease to total asset ratio upward to 73%, from 69% in the prior year and 65% two years ago. The Company has reached the targeted loan and lease to total asset ratio in the range of 70% - 75%. Going forward, the Company will strive to maintain the ratio in this range.

●

The Company intends to participate as an acquirer in the consolidation taking place in our markets to further boost ROAA and improve the Company’s efficiency ratio. In the third quarter of 2016, the Company acquired CSB, headquartered in Ankeny, Iowa. See Note 2 of the Consolidated Financial Statements for additional details.

●

The Company continued to focus on reducing the NPAs to total assets ratio. The ratio of NPAs to total assets increased slightly from 0.74% at December 31, 2015 to 0.82% at December 31, 2016 due to the addition of two large credits in the fourth quarter of 2016. The Company is not anticipating significant losses related to these two credits. The Company also believes that these issues were isolated and not reflective of the overall portfolio. The Company remains committed to improving asset quality ratios in 2017.

●

Management continued to focus on reducing the Company’s reliance on wholesale funding. The restructuring executed in 2016 (as described in Notes 10 and 11 of the Consolidated Financial Statements) further reduced the Company’s reliance on long-term wholesale funding. These prepayments, along with the addition of CSB, which has a very strong core funding base with minimal wholesale borrowings, assisted in lowering the Company’s reliance on wholesale funding as a percentage of assets down to 11% as of December 31, 2016. Management will focus on growing core deposits as a means for funding loan and lease growth and maintaining a reliance on wholesale funding at less than 15% of total assets.

●

Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the three states currently served – Iowa, Illinois and Wisconsin. The Company acts as the correspondent bank for 181 downstream banks with average total noninterest bearing deposits of $353.9 million during the fourth quarter of 2016. This line of business provides a strong source of noninterest bearing deposits, fee income, high-quality loan participations and bank stock loans.

●

The Company provides commercial leasing services through its wholly-owned subsidiary, m2 Lease Funds, which has lease specialists in Iowa, Wisconsin, Minnesota, North Carolina, South Carolina, Florida, California, Colorado, Texas, Massachusetts, and Pennsylvania. Historically, this portfolio has been high yielding, with an average gross yield in 2016 approximating 7.8%.

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

●

Wealth management is another core line of business for the Company and includes a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of December 31, 2016 the Company had $1.9 billion of total financial assets in trust (and related) accounts and $889 million of total financial assets in brokerage (and related) accounts. Continued growth in assets under management will help to drive trust and investment advisory fees. The Company offers trust and investment advisory services to the correspondent banks that it serves. As management focuses on growing fee income, expanding market share will continue to be a primary strategy.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “core net income”, “core net income attributable to QCR Holdings, Inc. common stockholders”, “core EPS”, “core ROAA”, “NIM (TEY)”, “efficiency ratio” and “Texas ratio”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

●	TCE/TA ratio (non-GAAP) is reconciled to stockholders’ equity and total assets
●	Core net income, core net income attributable to QCR Holdings, Inc. common stockholders, core EPS and core ROAA (all non-GAAP measures) are reconciled to net income
●	NIM (TEY) (non-GAAP) is reconciled to NIM
●	Efficiency ratio (non-GAAP) is reconciled to noninterest expense, net interest income and noninterest income
●	Texas ratio (non-GAAP) is reconciled to nonperforming loans and stockholders’ equity

The TCE/TA non-GAAP ratio has been a focus for investors and management believes that this ratio may assist investors in analyzing the Company’s capital position without regard to the effects of intangible assets.

The table below also includes several “core” non-GAAP measurements of financial performance. The Company's management believes that these measures are important to investors as they exclude non-recurring income and expense items; therefore, they provide a better comparison for analysis and may provide a better indicator of future run-rates.

NIM (TEY) is a financial measure that the Company’s management utilizes to take into account the tax benefit associated with certain loans and securities. It is standard industry practice to measure net interest margin using tax-equivalent measures.

The efficiency ratio and Texas ratio are both ratios that management utilizes to compare the Company to peers. Both are also standard in the banking industry and widely utilized by investors.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

	As of
	December 31,	December 31,
GAAP TO NON-GAAP RECONCILIATIONS	2016	2015
	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$286,041	$225,886
Less: Intangible assets	22,522	4,694
TCE (non-GAAP)	$263,519	$221,192

Total assets (GAAP)	$3,301,944	$2,593,198
Less: Intangible assets	22,522	4,694
TA (non-GAAP)	$3,279,422	$2,588,504

TCE/TA ratio (non-GAAP)	8.04%	8.55%

	For the Year Ended
	December 31,	December 31,	December 31,
CORE NET INCOME	2016	2015	2014

Net income (GAAP)	$27,687	$16,928	$14,953

Less nonrecurring items (post-tax) (*):
Income:
Securities gains	$2,985	$519	$60
Lawsuit award	-	252	-
Total nonrecurring income (non-GAAP)	$2,985	$771	$60

Expense:
Losses on debt extinguishment	$2,975	$4,671	$-
Acquisition costs	1,763	-	-
Accrual adjustments	-	(487)	-
Other non-recurring expenses	-	513	-
Total nonrecurring expense (non-GAAP)	$4,738	$4,697	$-

Core net income (non-GAAP)	$29,440	$20,854	$14,893
Less: Preferred stock dividends	-	-	1,082
Core net income attributable to QCR Holdings, Inc. common stockholders (non-GAAP)	$29,440	$20,854	$13,811

CORE EARNINGS PER COMMON SHARE

Core net income attributable to QCR Holdings, Inc. common stockholders (non-GAAP) (from above)	$29,440	$20,854	$13,811

Weighted average common shares outstanding	12,570,767	10,345,286	7,925,220
Weighted average common and common equivalent shares outstanding	12,766,003	10,499,841	8,048,661

Core EPS (non-GAAP):
Basic	$2.34	$2.02	$1.74
Diluted	$2.31	$1.99	$1.72

CORE ROAA

Core net income (non-GAAP) (from above)	$29,440	$20,854	$14,893

Average Assets	$2,846,699	$2,549,921	$2,453,678

Core ROAA (non-GAAP)	1.03%	0.82%	0.61%

	For the Year Ended
	December 31,	December 31,	December 31,
GAAP TO NON-GAAP RECONCILIATIONS (CONTINUED)	2016	2015	2014
	(dollars in thousands)
NIM (TEY)

Net interest income (GAAP)	$94,517	$76,296	$69,071

Plus: Tax equivalent adjustment	6,021	4,881	3,977

Net interest income - tax equivalent (Non-GAAP)	$100,538	$81,177	$73,048

Average earning assets	$2,678,359	$2,406,213	$2,319,441

NIM (GAAP)	3.53%	3.17%	2.98%
NIM (TEY) (Non-GAAP)	3.75%	3.37%	3.15%

EFFICIENCY RATIO

Noninterest expense (GAAP)	$81,486	$73,192	$65,554

Net interest income (GAAP)	$94,517	$76,296	$69,071
Noninterest income (GAAP)	31,037	24,363	21,281
Total income	$125,554	$100,659	$90,352

Efficiency ratio (noninterest expense/total income) (Non-GAAP)	64.90%	72.71%	72.55%

TEXAS RATIO

Nonaccrual loans/leases	$13,919	$10,648	$18,588
Accruing loans/leases past due 90 days or more	967	3	93
TDRs - accruing	6,347	1,054	1,421
OREO	5,523	7,151	12,768
NPLs (excluding other repossessed assets)	$26,756	$18,856	$32,870

Total stockholders' equity (GAAP)	$286,041	$225,886	$144,079

Less: Intangible assets	22,522	4,694	4,894

Plus: Allowance (GAAP)	30,757	26,141	23,074

Tangible equity plus allowance	$294,276	$247,333	$162,259

Texas Ratio (Non-GAAP)	9.09%	7.62%	20.26%

*Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 35%.

NET INTEREST INCOME AND MARGIN (TAX EQUIVALENT BASIS) (Non-GAAP)

Net interest income, on a tax equivalent basis, grew $19.4 million, or 24%, in 2016. Net interest income improved due to several factors:

●	The acquisition of CSB resulted in an additional $10.2 million for the period since acquisition;
●	The Company’s strategy to redeploy funds from the taxable securities portfolio into higher yielding loans and leases;
●	Organic loan and lease growth was strong throughout the year. Average gross loans/leases grew 19.6% in 2016 (including the acquisition of CSB); and
●	Continued balance sheet restructuring, as further described in Notes 10 and 11 to the Consolidated Financial Statements.

A comparison of yields, spreads and margins from 2015 to 2016 shows the following (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 26 basis points from 3.94% to 4.20%.
●	The average cost of interest-bearing liabilities decreased 16 basis points from 0.81% to 0.65%.
●	The net interest spread improved 42 basis points from 3.13% to 3.55%.
●	The NIM improved 38 basis points from 3.37% to 3.75%.

Net interest income, on a tax equivalent basis, grew $8.1 million, or 11%, in 2015 compared to 2014. Net interest income improved due to several factors:

●	The Company’s strategy to redeploy funds from the taxable securities portfolio into higher yielding loans and leases;
●	Organic loan and lease growth was strong throughout the year. Average gross loans/leases grew 10.9% in 2015; and
●	The Company’s balance sheet restructuring and deleveraging strategy that was executed in the second quarter of 2015. Refer to Notes 10 and 11 to the Consolidated Financial Statements.

A comparison of yields, spreads and margins from 2014 to 2015 shows the following (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 6 basis points from 3.88% to 3.94%.
●	The average cost of interest-bearing liabilities decreased 18 basis points from 0.99% to 0.81%.
●	The net interest spread improved 24 basis points from 2.89% to 3.13%.
●	The NIM improved 22 basis points from 3.15% to 3.37%.

The Company’s management closely monitors and manages NIM. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their net interest margins. Management continually addresses this issue with pricing and other balance sheet management strategies.

The improvement in margin in 2016 was partially the result of the acquisition of CSB. CSB’s margin will fluctuate based on the amortization and accretion of purchase accounting adjustments, most notably, the discount on the loan portfolio. This benefit can fluctuate based on prepayments of both PCI and performing loans. As loans prepay, the associated discount/premium is accelerated.

The Company continues to place an emphasis on shifting its balance sheet mix. With a stated goal of maintaining loans/leases as a percentage of assets in a range of 70%-75%, the Company funded its loan/lease growth with a mixture of core deposits and cash from the investment securities portfolio. Cash from called securities and the targeted sales of securities was redeployed into the loan portfolio, resulting in a significant increase in yield, while minimizing any extension of duration. Additionally, the Company recognized net gains on these sales due to the previousrate environment. As rates rise, the Company should also have less market volatility in the investment securities portfolio, as this becomes a smaller portion of the balance sheet.

The Company continues to monitor and evaluate both prepayment and debt restructuring opportunities within the wholesale funding portion of the balance sheet, as executing on such a strategy could potentially increase NIM at a much quicker pace than holding the debt until maturity.

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories are presented in the following table:

	Years Ended December 31,
	2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$15,142	$45	0.30%	$17,418	$25	0.14%	$17,263	$21	0.12%
Interest-bearing deposits at financial institutions	70,757	393	0.56	66,897	304	0.45	56,620	299	0.53
Investment securities (1)	535,912	19,054	3.56	599,648	18,380	3.07	688,827	18,679	2.71
Restricted investment securities	13,993	522	3.73	14,727	504	3.42	16,349	529	3.24
Gross loans/leases receivable (1) (2) (3)	2,042,555	92,475	4.53	1,707,523	75,671	4.43	1,540,382	70,414	4.57
Total interest earning assets	$2,678,359	112,489	4.20	$2,406,213	94,884	3.94	$2,319,441	89,942	3.88

Noninterest-earning assets:
Cash and due from banks	$53,650			$45,178			$44,905
Premises and equipment, net	44,773			38,162			36,372
Less allowance for estimated losses on loans/leases	(28,686)			(25,027)			(22,726)
Other	98,603			85,395			75,686
Total assets	$2,846,699			$2,549,921			$2,453,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,092,687	3,843	0.35%	$821,043	1,836	0.22%	$741,061	1,832	0.25%
Time deposits	436,070	2,175	0.50	388,691	2,660	0.68	392,167	2,677	0.68
Short-term borrowings	50,899	94	0.18	151,141	210	0.14	162,732	234	0.14
Federal Home Loan Bank advances	114,797	1,284	1.12	154,268	3,511	2.28	218,704	6,026	2.76
Other borrowings	98,105	3,318	3.38	126,902	4,234	3.34	147,091	4,891	3.33
Junior subordinated debentures	33,735	1,237	3.67	40,364	1,256	3.11	40,356	1,234	3.06
Total interest-bearing liabilities	$1,826,293	11,951	0.65	$1,682,409	13,707	0.81	$1,702,111	16,894	0.99

Noninterest-bearing demand deposits	$714,867			$641,848			$575,549
Other noninterest-bearing liabilities	43,464			33,175			33,284
Total liabilities	$2,584,624			$2,357,432			$2,310,944

Stockholders' equity	262,075			192,489			142,734
Total liabilities and stockholders' equity	$2,846,699			$2,549,921			$2,453,678

Net interest income		$100,538			$81,177			$73,048
Net interest spread			3.55%			3.13%			2.89%
Net interest margin			3.53%			3.17%			2.98%
Net interest margin (TEY)(Non-GAAP)			3.75%			3.37%			3.15%
Ratio of average interest earning assets to average interest-bearing liabilities	146.66%			143.02%			136.27%

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

The Company’s components of change in net interest income are presented in the following table:

	For the years ended December 31, 2016, 2015 and 2014

	Inc./(Dec.)	Components		Inc./(Dec.)	Components
	from	of Change (1)		from	of Change (1)
	Prior Year	Rate	Volume	Prior Year	Rate	Volume
	2016 vs. 2015			2015 vs. 2014
	(dollars in thousands)			(dollars in thousands)
INTEREST INCOME
Federal funds sold	$20	$23	$(3)	$4	$4	$-
Interest-bearing deposits at other financial institutions	89	70	19	5	(45)	50
Investment securities (2)	674	2,753	(2,079)	(299)	2,276	(2,575)
Restricted investment securities	18	44	(26)	(25)	30	(55)
Gross loans/leases receivable (2) (3)	16,804	1,669	15,135	5,256	(2,202)	7,458

Total change in interest income	$17,605	$4,559	$13,046	$4,941	$63	$4,878

INTEREST EXPENSE
Interest-bearing demand deposits	$2,007	$1,273	$734	$4	$(184)	$188
Time deposits	(485)	(782)	297	(17)	7	(24)
Short-term borrowings	(116)	54	(170)	(24)	(8)	(16)
Federal Home Loan Bank advances	(2,227)	(1,482)	(745)	(2,515)	(934)	(1,581)
Other borrowings	(916)	58	(974)	(658)	15	(673)
Junior subordinated debentures	(19)	205	(224)	22	22	-

Total change in interest expense	$(1,756)	$(674)	$(1,082)	$(3,188)	$(1,082)	$(2,106)

Total change in net interest income	$19,361	$5,233	$14,128	$8,129	$1,145	$6,984

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

The Company’s operating results are also impacted by various sources of noninterest income, including trust department fees, investment advisory and management fees, deposit service fees, gains from the sales of residential real estate loans and government guaranteed loans, earnings on BOLI, and other income. Offsetting these items, the Company incurs noninterest expenses, which include salaries and employee benefits, occupancy and equipment expense, professional and data processing fees, FDIC and other insurance expense, loan/lease expense, and other administrative expenses.

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

Qualitative factors include the general economic environment in the Company’s markets, including economic conditions both locally and nationally, and in particular, the economic health of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan/lease portfolio, it enhances its methodology accordingly.

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

Although management believes the level of the allowance as of December 31, 2016 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

OTHER-THAN-TEMPORARY IMPAIRMENT

The Company’s assessment of OTTI of its securities portfolio is another critical accounting policy as a result of the level of judgment required by management. Available-for-sale and held to maturity securities are evaluated to determine whether declines in fair value below their cost are other-than-temporary.

In estimating OTTI losses, management considers a number of factors including, but not limited to: (1) the length of time and extent to which the fair value has been less than amortized cost; (2) the financial condition and near-term prospects of the issuer; (3) the current market conditions; and (4) the lack of intent of the Company to sell the security prior to recovery and whether it is not more-likely-than-not that the Company will be required to sell the security prior to recovery. The discussion regarding the Company’s assessment of OTTI should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere in this Form 10-K.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, and 2014

INTEREST INCOME

For 2016, interest income grew $16.5 million, or 18%. In total, the Company’s average interest-earning assets increased $272.1 million, or 11%, year-over-year. Average loans/leases grew 20%, while average securities declined 11%. This shift was part of the Company’s strategy to shift the mix of earning assets from lower yielding securities to higher yielding loans/leases. The acquisition of CSB also contributed to the increase in interest income and average interest-earning assets.

Additionally, the Company continued to diversify its securities portfolio, including increasing its portfolio of tax exempt municipal securities. The large majority of these are privately placed debt issuances by municipalities located in the Midwest and require a thorough underwriting process before investment. Execution of this strategy has led to increased interest income on a tax equivalent basis over the past several years. Management understands that this strategy has extended the duration of its securities portfolio and continually evaluates the combined benefit of increased interest income and reduced effective income tax rate and the impact on interest rate risk.

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

In 2015, the Company diversified its securities portfolio by increasing its portfolio of tax-exempt municipal securities, as described above.

The Company intends to continue to grow quality loans and leases as well as diversify the securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Comparing 2016 to 2015, interest expense declined $1.8 million, or 13%, year-over-year. Average interest-bearing liabilities increased 9% in 2016. The Company was successful in continuing to manage down its cost of funds as follows:

●	Continued growth in noninterest bearing deposit accounts (average noninterest bearing balances grew 11% in 2016); and
●	Continued shift of funding from high-cost borrowings to deposits and/or low-cost borrowings. Average interest bearing deposits increased 26%, while average borrowings decreased 37% during 2016.

Comparing 2015 to 2014, interest expense declined $3.2 million, or 19%, year-over-year. Average interest-bearing liabilities declined 1% in 2015. The Company was successful in continuing to manage down its cost of funds as follows:

●	Continued reduction of interest rates paid on deposits without runoff (the average cost of interest-bearing deposits fell from 0.40% for 2014 to 0.37% for 2015);
●	Continued growth in noninterest bearing deposit accounts (average noninterest bearing balances grew 12% in 2015, primarily due to successful growth in the correspondent banking area); and
●	Continued shift of funding from high-cost borrowings to deposits and/or low-cost borrowings. Average interest bearing deposits increased 7%, while average borrowings decreased 17% during 2015.

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

The Company’s provision totaled $7.5 million for 2016, which was up $607 thousand from 2015. Notably, CSB incurred $1.5 million of provision expense for the partial year since acquisition. As acquired loans renew, the discount associated with those loans is accreted and the Company must re-establish a loan loss reserve. When comparing 2015 to 2014, the Company’s provision was flat.

The Company had an allowance of 1.28% of total gross loans/leases at December 31, 2016, compared to 1.45% of total gross loans/leases at December 31, 2015, and compared to 1.42% of total gross loans/leases at December 31, 2014.

The Company’s allowance to total NPLs was 145% at December 31, 2016, which was down from 223% at December 31, 2015, and up from 115% at December 31, 2014.

The decrease in these ratios from 2015 to 2016 was the result of the acquisition of CSB. Upon acquisition and per GAAP, acquired loans/leases are recorded at fair value which eliminated the allowance and impacted these ratios.

NONINTEREST INCOME. The following tables set forth the various categories of noninterest income for the years ended December 31, 2016, 2015, and 2014.

	Years Ended
	December 31, 2016	December 31, 2015	$ Change	% Change

Trust department fees	$6,164,137	$6,131,209	$32,928	0.5%
Investment advisory and management fees	2,992,811	2,971,964	20,847	0.7
Deposit service fees	4,439,455	3,784,935	654,520	17.3
Gains on sales of residential real estate loans, net	431,313	322,872	108,441	33.6
Gains on sales of government guaranteed portions of loans, net	3,159,073	1,304,575	1,854,498	142.2
Swap fee income	1,708,204	1,717,552	(9,348)	(0.5)
Securities gains, net	4,592,398	798,983	3,793,415	474.8
Earnings on bank-owned life insurance	1,771,396	1,762,107	9,289	0.5
Debit card fees	1,814,488	1,244,912	569,576	45.8
Correspondent banking fees	1,050,142	1,190,411	(140,269)	(11.8)
Other	2,913,458	3,133,801	(220,343)	(7.0)
Total noninterest income	$31,036,875	$24,363,321	$6,673,554	27.4%

	Years Ended
	December 31, 2015	December 31, 2014	$ Change	% Change

Trust department fees	$6,131,209	$5,715,151	$416,058	7.3%
Investment advisory and management fees	2,971,964	2,798,170	173,794	6.2
Deposit service fees	3,784,935	3,809,539	(24,604)	(0.6)
Gains on sales of residential real estate loans, net	322,872	460,721	(137,849)	(29.9)
Gains on sales of government guaranteed portions of loans, net	1,304,575	2,040,638	(736,063)	(36.1)
Swap fee income	1,717,552	154,800	1,562,752	1,009.5
Securities gains, net	798,983	92,363	706,620	765.0
Earnings on bank-owned life insurance	1,762,107	1,721,507	40,600	2.4
Debit card fees	1,244,912	1,143,738	101,174	8.8
Correspondent banking fees	1,190,411	1,064,030	126,381	11.9
Other	3,133,801	2,280,622	853,179	37.4
Total noninterest income	$24,363,321	$21,281,279	$3,082,042	14.5%

In recent years, the Company has been successful in expanding its wealth management customer base. While trust department fees continue to be a significant contributor to noninterest income, due to poor market conditions in early 2016, coupled with a large amount of distributions to clients and beneficiaries, trust department fees increased only 1% in the current year. Comparatively, trust fee income increased 7% when comparing 2015 to 2014. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts. Additionally, the Company recently started offering trust operations services to correspondent banks.

Management has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, these fees are largely determined based on the value of the investments managed. And, similar to the trust department, the Company has had some success in expanding its customer base. However, due to poor market conditions in early 2016, investment advisory and management fees increased only 1% in 2016. Comparatively, investment advisory and management fees increased 6% in 2015.

Deposit service fees expanded 17% in 2016, while they contracted slightly in the prior year. The majority of the current year increase was the result of the addition of CSB, whose deposit service fees for the partial year were $590 thousand. Additionally, the Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans increased 34% in 2016, while decreasing 30% in 2015. Most of the increase in the current year was attributable to the addition of CSB, which recognized $97 thousand of gains on the sales of residential real estate in the partial year. Overall, with the sustained historically low interest rate environment, refinancing activity has slowed, as many of the Company’s existing and prospective customers have already executed a refinancing. Therefore, this area has become a much smaller contributor to overall noninterest income.

The Company’s gains on the sale of government-guaranteed portions of loans for 2016 increased 142%, while decreasing 36% in the prior year. Given the nature of these gains, large fluctuations can happen from quarter-to-quarter and year-to-year. Results for the current year are reflective of the strong demand for these types of loans in 2016. As one of its core strategies, the Company continues to leverage its expertise by taking advantage of programs offered by the SBA and the USDA. The Company’s portfolio of government-guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing. The Company has added additional talent and is executing on strategies in an effort to make this a more consistent and larger source of revenue. The pipelines for SBA and USDA lending are strong, and management believes that the Company will continue to have success in this category.

As a result of the sustained historically low interest rate environment, the Company was able to execute numerous interest rate swaps on select commercial loans over the past two years. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. Swap fee income totaled $1.7 million in 2016, compared to $1.7 million in 2015 and $155 thousand in 2014. Future levels of swap fee income are dependent upon prevailing interest rates.

Securities gains were $4.6 million for the current year, compared to $799 thousand for the prior year. The Company took advantage of market opportunities by selling approximately $130.2 million of investments that were low-yielding during 2016. Proceeds were then used to purchase higher-yielding tax-exempt municipal bonds and to fund loan and lease growth. Additionally, in the third quarter of 2016, the Company sold an equity investment and recognized a gain of $4.0 million, which was then used to reduce wholesale borrowings and further de-lever the balance sheet. In 2015, the Company sold approximately $81.4 million of investments that were low-yielding, using the proceeds to reinvest in loans and higher-yielding tax-exempt municipal bonds.

Earnings on BOLI increased 1% in 2016 and 2% in 2015. There were no purchases of BOLI in 2015 or 2016. Yields on BOLI (based on a simple average and excluding the impact of the federal income tax exemption) were 3.09% for 2016, 3.23% for 2015, and 3.26% for 2014. Notably, a small portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity market. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 46% in 2016, compared to 9% in the prior year. The primary reason for the increase in 2016 was the addition of CSB, which had debit card fees totaling $503 thousand for the partial year since acquisition. Additionally, these fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a modestly higher interest rate that incentivizes debit card activity.

Correspondent banking fees decreased 12% in 2016, while they increased 12% in the prior year. As correspondent bank deposit balances rise, they receive a higher earnings credit, which then reduces the direct fees that the Company receives. Notably, there was an earnings credit rate increase implemented in the first quarter of 2016 as a direct result of the increase in market rates in December 2015. Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 181 banks in Iowa, Illinois and Wisconsin.

Other noninterest income decreased 7% in 2016, while increasing 37% in 2015. The Company recognized $387 thousand of non-recurring income in 2015 from the favorable conclusion of a lawsuit.

NONINTEREST EXPENSES. The following tables set forth the various categories of noninterest expenses for the years ended December 31, 2016, 2015, and 2014.

	Years Ended
	December 31, 2016	December 31, 2015	$ Change	% Change

Salaries and employee benefits	$46,317,060	$42,967,915	$3,349,145	7.8%
Occupancy and equipment expense	8,404,605	7,042,706	1,361,899	19.3
Professional and data processing fees	7,113,443	5,523,447	1,589,996	28.8
Acquisition costs	2,441,173	-	2,441,173	100.0
FDIC insurance, other insurance and regulatory fees	2,549,314	2,724,968	(175,654)	(6.4)
Loan/lease expense	662,299	882,591	(220,292)	(25.0)
Net cost of operations of other real estate	591,303	(1,092,401)	1,683,704	(154.1)
Advertising and marketing	2,127,566	1,900,539	227,027	11.9
Bank service charges	1,692,957	1,486,265	206,692	13.9
Losses on debt extinguishment, net	4,577,668	7,185,601	(2,607,933)	(36.3)
Correspondent banking expense	750,646	703,495	47,151	6.7
Other	4,257,878	3,866,896	390,982	10.1
Total noninterest expense	$81,485,912	$73,192,022	$8,293,890	11.3%

	Years Ended
	December 31, 2015	December 31, 2014	$ Change	% Change

Salaries and employee benefits	$42,967,915	$40,337,055	$2,630,860	6.5%
Occupancy and equipment expense	7,042,706	7,385,526	(342,820)	(4.6)
Professional and data processing fees	5,523,447	6,191,574	(668,127)	(10.8)
FDIC insurance, other insurance and regulatory fees	2,724,968	2,895,494	(170,526)	(5.9)
Loan/lease expense	882,591	665,602	216,989	32.6
Net cost of operations of other real estate	(1,092,401)	603,092	(1,695,493)	(281.1)
Advertising and marketing	1,900,539	1,985,121	(84,582)	(4.3)
Bank service charges	1,486,265	1,291,017	195,248	15.1
Losses on debt extinguishment	7,185,601	-	7,185,601	100.0
Correspondent banking expense	703,495	635,630	67,865	10.7
Other	3,866,896	3,563,789	303,107	8.5
Total noninterest expense	$73,192,022	$65,553,900	$7,638,122	11.7%

Management places strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, increased 8% and 7% in 2016 and 2015, respectively. The increase in 2016 was largely due to the addition of CSB’s cost structure, which contributed $3.3 million for the partial year since the acquisition. The increase in 2015 was due to merit increases, increases in health insurance costs, higher accrued incentive compensation based on core results, and talent additions in wealth management, commercial banking, correspondent banking and equipment leasing.

Occupancy and equipment expense increased 19% in 2016 and decreased 5% in 2015. The increase in 2016 was largely due to the addition of CSB’s cost structure, which contributed $926 thousand of occupancy and equipment expense for the partial year since acquisition. The decrease in 2015 was primarily due to the relocation of RB&T’s downtown facility. Additionally, the Company adjusted certain accrued expenses, a portion of which included occupancy expense.

Professional and data processing fees increased 29% in 2016 and decreased 11% in 2015. This increased expense in 2016 was mostly due to the addition of CSB for the partial year. CSB’s professional and data processing fees totaled $840 thousand for the period since acquisition. The prior year also included an adjustment of certain accrued expenses, including data processing expense.

Acquisition costs totaled $2.4 million for 2016. These costs were related to the acquisition of CSB, as described in Note 2 to the Consolidated Financial Statements.

FDIC and other insurance expense decreased 6% in 2016 and 2015. The decrease in expense was due to a decrease in the assessment rate designated by the FDIC. Partially offsetting this was the acquisition of CSB, which had $45 thousand of FDIC and other insurance expense.

Loan/lease expense decreased 25% in 2016 and increased 33% in 2015. The Company incurred elevated levels of expense during 2015 for certain existing NPLs in connection with the work-out of these loans. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. In 2015, this included a $1.2 million gain on the sale of a large OREO property that also reduced NPAs by $3.2 million.

Advertising and marketing expense increased 12% in 2016 and decreased 4% in 2015. A portion of the increase in 2016 was due to the addition of CSB, which had $137 thousand of advertising and marketing expense for the partial year since acquisition.

Bank service charges, a large portion of which include indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased significantly over the past two years (14% in 2016 and 15% in 2015). The increases were due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio over the past two years. As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses will also increase. This may not directly correlate to correspondent banking balances, as quarter-end balances can fluctuate.

In 2016, the Company incurred $4.6 million in losses on debt extinguishment (net), while in 2015, the Company incurred $7.2 million of losses on debt extinguishment (net). These losses relate to the prepayment of certain FHLB advances and wholesale structured repurchase agreements. Additionally, the Company recognized gains on extinguishment related to the repurchase of junior subordinated debentures that were acquired at a discount through auction. Refer to Notes 10, 11, and 12 of the Consolidated Financial Statements for additional information.

Correspondent banking expense increased 7% in 2016 and 11% in 2015. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services. The increases in both years were due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio.

Other noninterest expense increased 10% in 2016 and 9% in 2015. Included in other noninterest expense are items such as subscriptions, sales and use tax and expenses related to wealth management. A portion of this increase in also related to the addition of CSB’s cost structure.

INCOME TAX EXPENSE

The provision for income taxes was $8.9 million for 2016, or an effective tax rate of 24.3%, compared to $3.7 million for 2015, or an effective tax rate of 17.8%, and compared to $3.0 million for 2014, or an effective tax rate of 16.9%. In general, taxable income streams grew at a faster pace than nontaxable income streams in 2016, therefore increasing the effective tax rate.

Refer to the reconciliation of the expected income tax expense to the effective tax rate that is included in Note 13 to the Consolidated Financial Statements for additional details.

FINANCIAL CONDITION, AS OF THE YEARS ENDED DECEMBER 31, 2016 AND 2015

OVERVIEW

Following is a table that represents the major categories of the Company’s balance sheet.

	As of December 31,
	2016		2015
	(dollars in thousands)

	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$156,776	5%	$97,906	4%
Securities	574,022	17%	577,109	22%
Net loans/leases	2,374,730	72%	1,771,882	68%
Other assets	196,416	6%	146,301	6%
Total assets	$3,301,944	100%	$2,593,198	100%

Total deposits	$2,669,261	81%	$1,880,666	72%
Total borrowings	290,952	9%	444,162	17%
Other liabilities	55,690	2%	42,484	2%
Total stockholders' equity	286,041	8%	225,886	9%
Total liabilities and stockholders' equity	$3,301,944	100%	$2,593,198	100%

In 2016, total assets grew $708.7 million, or 27%. This included $581.7 million in assets acquired as part of the CSB acquisition (further described in Note 2 to the Consolidated Financial Statements). The Company organically grew its net loan/lease portfolio $183.8 million, which was partly funded by cash from the securities portfolio, as it decreased $105.7 million, or 18%, excluding the $102.6 million of securities acquired in 2016. Deposits grew $302.3 million, or 16% during 2016, excluding the $486.3 million of deposits acquired. Borrowings decreased $153.2 million, or 34% during 2016, mostly due the balance sheet restructuring activities that took place throughout the year, the details of which are in Notes 10 and 11 to the Consolidated Financial Statements.

In 2015, total assets grew $68.2 million, or 3%. The Company organically grew its net loan/lease portfolio $165.0 million, which was partly funded by cash from the securities portfolio, as it decreased $74.4 million, or 11% (mostly due to the sale of securities). Deposits grew $201.0 million, or 12% during 2015. Borrowings decreased $218.4 million, or 33% during 2015, mostly due the balance sheet restructuring activities that took place throughout 2015, the details of which are in Notes 10 and 11 to the Consolidated Financial Statements.

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

Following is a breakdown of the Company’s securities portfolio by type as of December 31, 2016, 2015, and 2014.

	2016		2015		2014
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

U.S. govt. sponsored agency securities	$46,084	8%	$213,537	37%	$307,869	47%
Municipal securities	374,463	65%	280,203	49%	229,230	35%
Residential mortgage-backed and related securities	147,702	26%	80,670	14%	111,423	17%
Other securities	5,773	1%	2,699	0%	3,017	1%
	$574,022	100%	$577,109	100%	$651,539	100%

As a % of total assets	17.38%		22.25%		25.80%
Net unrealized losses as a % of amortized cost	(0.87)%		(0.03)%		(0.19)%
Duration (in years)	6.0		6.2		5.1
Yield on investment securities (tax equivalent)	3.56%		3.07%		2.71%

Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in 2016, 2015 or 2014.

In 2016, the duration of the securities portfolio stayed relatively flat. Duration was extended from the strong growth in longer term fixed rate municipal securities, but was offset by the duration shortening of agency and mortgage-backed securities portfolios resulting from targeted sales of longer duration investments and as the remaining agency portfolio rolled closer to maturities or call dates.

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

LOANS/LEASES

The Company’s organic loan/lease portfolio grew $188.4 million, or 11%, during 2016. The remaining growth in the loan/lease portfolio was related to the acquisition of CSB (further described in Note 2 to the Consolidated Financial Statements). Notably, C&I loans increased $179.5 million, or 28%. CRE loans grew $369.1 million, or 51%. CSB’s loan portfolio was heavily reliant on high-quality CRE, with that category representing 63% of their total loan portfolio as of December 31, 2016. This reliance increased the Company’s overall reliance on CRE.

The Company’s total loan/lease portfolio grew $166.9 million, or 10%, during 2015. Notably, C&I loans increased $124.2 million, or 24%. Although CRE loans grew $22.2 million, or 3%, this sector of the loan/lease portfolio is becoming a smaller percentage of total loans/leases (down from 43% in 2014 to 40% in 2015).

The mix of loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I loans	$827,637	34%	$648,160	36%	$523,927	32%	$431,688	30%	$394,244	31%
CRE loans	1,093,459	46%	724,369	41%	702,140	43%	671,753	46%	593,979	46%
Direct financing leases	165,419	7%	173,656	10%	166,032	10%	128,902	9%	103,686	8%
Residential real estate loans	229,233	10%	170,433	9%	158,633	10%	147,356	10%	115,582	9%
Installment and other consumer loans	81,666	3%	73,669	4%	72,607	5%	76,034	5%	76,720	6%

Total loans/leases	$2,397,414	100%	$1,790,287	100%	$1,623,339	100%	$1,455,733	100%	$1,284,211	100%

Plus deferred loan/lease origination costs, net of fees	8,073		7,736		6,664		4,547		3,176
Less allowance	(30,757)		(26,141)		(23,074)		(21,448)		(19,925)
Net loans/leases	$2,374,730		$1,771,882		$1,606,929		$1,438,832		$1,267,462

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

The following tables set forth the remaining maturities by loan/lease type as of December 31, 2016 and 2015. Maturities are based on contractual dates.

	As of December 31, 2016
		Due after one		Maturities After One Year
	Due in one	through 5	Due after	Predetermined	Adjustable
	year or less	years	5 years	interest rates	interest rates
	(dollars in thousands)

C&I loans	$280,778	$326,656	$220,203	$354,499	$192,360
CRE loans	183,027	581,650	328,782	625,806	284,626
Direct financing leases	5,999	154,002	5,418	159,420	-
Residential real estate loans	7,018	6,432	215,783	166,069	56,146
Installment and other consumer loans	17,040	44,727	19,899	28,439	36,187
	$493,862	$1,113,467	$790,085	$1,334,233	$569,319

Percentage of total loans/leases	21%	46%	33%	70%	30%

	As of December 31, 2015
		Due after one		Maturities After One Year
	Due in one	through 5	Due after	Predetermined	Adjustable
	year or less	years	5 years	interest rates	interest rates
	(dollars in thousands)

C&I loans	$224,414	$280,857	$142,889	$275,094	$148,652
CRE loans	102,009	426,821	195,539	439,108	183,252
Direct financing leases	5,034	163,010	5,612	168,622	-
Residential real estate loans	2,774	2,418	165,241	116,224	51,435
Installment and other consumer loans	21,072	40,619	11,978	26,499	26,098
	$355,303	$913,725	$521,259	$1,025,547	$409,437

Percentage of total loans/leases	20%	51%	29%	71%	29%

As CRE loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of December 31, 2016 and 2015, respectively, approximately 30% and 35% of the CRE loan portfolio was owner-occupied. The decrease in this percentage in 2016 was mostly due to the addition of CSB, which had a slightly lower owner-occupied percentage as compared to the other three charters. CSB’s percentage of owner-occupied loans was 20% of their CRE portfolio, while the other three charters were collectively at 34%.

Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more C&I loans. C&I loans grew $179.5 million, or 28% over the past twelve months. A portion of this growth was attributable to the acquisition of CSB, which had $101.5 million of C&I loans as of December 31, 2016.

See Note 4 to the Consolidated Financial Statements for additional information on the Company’s loan/lease portfolio.

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

The allowance totaled $30.8 million at December 31, 2016, which was an increase of $4.6 million, or 18%, from $26.1 million at December 31, 2015. Provision totaled $7.5 million for 2016 and outpaced net charge-offs of $2.9 million (or 14 basis points of average loans/leases outstanding).

The allowance totaled $26.1 million at December 31, 2015, which was an increase of $3.1 million, or 13%, from $23.1 million at December 31, 2014. Provision totaled $6.9 million for 2015 and outpaced net charge-offs of $3.8 million (or 22 basis points of average loans/leases outstanding).

The increase in allowance in both 2016 and 2015 was primarily due to a combination of general allocations related to loan growth, as well as changes in qualitative and quantitative factors. Additionally, a portion of the increase in 2016 was due to the acquisition of CSB. Although purchase accounting eliminates the allowance at acquisition, as loans refinance and new loans are originated, an allowance must be established. CSB’s provision for the partial year of 2016 was $1.5 million.

The following table summarizes the activity in the allowance.

	Years ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)

Average amount of loans/leases outstanding, before allowance	$2,042,555	$1,707,523	$1,540,382	$1,425,364	$1,219,623

Allowance:
Balance, beginning of fiscal period	$26,141	$23,074	$21,448	$19,925	$18,789
Charge-offs:
C&I	(527)	(454)	(1,476)	(963)	(683)
CRE	(24)	(2,560)	(2,756)	(3,573)	(2,232)
Direct financing leases	(2,503)	(1,789)	(1,504)	(917)	(740)
Residential real estate	(77)	(170)	(131)	(162)	(4)
Installment and other consumer	(113)	(252)	(269)	(229)	(717)
Subtotal charge-offs	(3,244)	(5,225)	(6,136)	(5,844)	(4,376)

Recoveries:
C&I	109	634	363	626	663
CRE	33	502	418	574	222
Direct financing leases	93	136	68	12	77
Residential real estate	1	4	10	17	-
Installment and other consumer	146	145	96	208	179
Subtotal recoveries	382	1,421	955	1,437	1,141
Net charge-offs	(2,862)	(3,804)	(5,181)	(4,407)	(3,235)
Provision charged to expense	7,478	6,871	6,807	5,930	4,371
Balance, end of fiscal year	$30,757	$26,141	$23,074	$21,448	$19,925

Ratio of net charge-offs to average loans/leases outstanding	0.14%	0.22%	0.34%	0.31%	0.27%

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

The following is a table that reports the historical trends of criticized and classified loan totals as of December 31, 2016, 2015 and 2014.

	As of December 31,
Internally Assigned Risk Rating *	2016	2015	2014
	(dollars in thousands)

Special Mention (Rating 6)	$20,082	$37,289	$32,958
Substandard (Rating 7)	49,035	27,962	35,715
Doubtful (Rating 8)	-	-	-
	$69,117	$65,251	$68,673

Criticized Loans **	$69,117	$65,251	$68,673
Classified Loans ***	$49,035	$27,962	$35,715

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

Criticized loans stayed relatively flat over the past three years, while classified loans decreased 22% in 2015 and then increased 75% in 2016.

NPLs (consisting of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing TDRs) increased $9.5 million, or 81%, during 2016 due to the addition of two large credits in the fourth quarter. NPLs declined $8.4 million, or 42%, during 2015 and $383 thousand, or 2%, during 2014. Furthermore, NPLs have declined $26.1 million, or 55% from their peak at September 30, 2010.

See the table in the following section for further detail on NPLs and NPAs. The level of allowance as a percentage of gross loans/leases increased slightly from 2014 to 2015. In 2016, allowance as a percentage of gross loans/leases decreased due to the acquisition of CSB. In accordance with GAAP for acquisition accounting, the loans acquired through the acquisition of CSB were recorded at fair value; therefore, there was no allowance associated with CSB’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired CSB loans factoring in the net remaining discount ($10.1 million at December 31, 2016). When factoring this remaining discount into the Company’s allowance to total loans and leases calculation, the Company’s allowance as a percentage of total loans and leases increases from 1.28% to 1.70%. This elimination of CSB’s allowance also resulted in a decrease of the allowance to NPLs ratio, as CSB’s nonperforming loans no longer have reserves allocated to them and instead, have a loan discount amount that is separate from the allowance.

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs as of December 31, 2016, 2015, and 2014.

	As of December 31,
	2016	2015	2014

Allowance / Gross Loans/Leases	1.28%	1.45%	1.42%
Allowance / NPLs	144.85%	223.33%	114.78%

The following table presents the allowance by type and the percentage of loan/lease type to total loans/leases.

	As of December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I loans	12,545	34%	10,484	36%	8,834	32%	5,649	30%	4,532	31%
CRE loans	11,671	46%	9,375	41%	8,353	43%	10,705	46%	11,070	46%
Direct financing leases	3,112	7%	3,395	10%	3,359	10%	2,517	9%	1,990	8%
Residential real estate loans	2,342	10%	1,790	9%	1,526	10%	1,396	10%	1,070	9%
Installment and other consumer loans	1,087	3%	1,097	4%	1,002	5%	1,181	5%	1,263	6%
	$30,757	100%	$26,141	100%	$23,074	100%	$21,448	100%	$19,925	100%

% - Represents the percentage of the certain type of loan/lease to total loans/leases

Although management believes that the allowance at December 31, 2016 was at a level adequate to absorb probable losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require additional increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and its leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 4 to the Consolidated Financial Statements for additional information on the Company’s allowance.

NONPERFORMING ASSETS

The table below presents the amounts of NPAs.

	As of December 31,
	2016	2015	2014	2013	2012

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$13,919	$10,648	$18,588	$17,878	$17,932
Accruing loans/leases past due 90 days or more	967	3	93	84	159
TDRs - accruing	6,347	1,054	1,421	2,523	7,300
NPLs	21,233	11,705	20,102	20,485	25,391
OREO	5,523	7,151	12,768	9,729	3,955
Other repossessed assets	202	246	155	346	212
NPAs	$26,958	$19,102	$33,025	$30,560	$29,558

NPLs to total loans/leases	0.88%	0.65%	1.23%	1.40%	1.97%
NPAs to total loans/leases plus repossessed property	1.12%	1.06%	2.01%	2.08%	2.29%
NPAs to total assets	0.82%	0.74%	1.31%	1.28%	1.41%
Texas ratio (Non-GAAP) (3)	9.09%	7.62%	20.26%	18.43%	18.68%

(1)	Includes government guaranteed portions of loans, if applicable.
(2)	Includes TDRs of $2.3 million at December 31, 2016, $1.5 million at December 31, 2015, $5.0 million at December 31, 2014, $10.9 million at December 31, 2013, and $5.7 million at December 31, 2012.
(3)	Texas Ratio = NPAs (excluding Other Repossessed Assets) / Tangible Equity plus Allowance. Texas Ratio is a non-GAAP financial measure (see GAAP to Non-GAAP Reconciliations for more information).

The large majority of the Company’s NPAs consists of nonaccrual loans/leases, accruing TDRs and OREO. For nonaccrual loans/leases, management thoroughly reviewed these loans/leases and provided specific allowances as appropriate. OREO is carried at the lower of carrying amount or fair value less costs to sell.

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

In 2016, the Company’s NPAs increased $7.9 million, or 41%. Nonaccrual loans increased $3.3 million as a result of one large credit that was added in the fourth quarter, partially offset by paydowns of nonaccrual loans. Accruing loans/leases past due 90 days or more increased $964 thousand, mostly due to loans acquired through the purchase of CSB. TDRs increased $5.3 million due to one large credit that was restructured in the fourth quarter of 2016. OREO decreased $1.6 million during the year.

In 2015, the Company’s NPAs decreased $13.9 million, or 42%. Nonaccrual loans decreased $7.9 million as a result of improving performance and pay downs. OREO decreased $5.6 million due to the sale of two large properties during the year, one of which was sold at a gain of $1.2 million.

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

DEPOSITS

Deposits grew $788.6 million during 2016 ($302.3 million of organic growth, excluding the $486.3 million of deposits acquired through the purchase of CSB). For 2015, deposits grew $201.0 million, or 12%. The table below presents the composition of the Company’s deposit portfolio.

	As of December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest-bearing demand deposits	$797,415	30%	$615,292	33%	$511,992	31%
Interest-bearing demand deposits	1,369,226	51%	886,294	47%	778,570	46%
Time deposits	439,169	17%	309,974	16%	306,364	18%
Brokered deposits*	63,451	2%	69,106	4%	82,742	5%
	$2,669,261	100%	$1,880,666	100%	$1,679,668	100%

*Includes brokered money market balances of $22.0 million, $16.0 million and $13.5 million as of December 31, 2016, 2015 and 2014, respectively.

The Company has been successful in growing its noninterest-bearing deposit portfolio over the past several years, growing average balances 11% in 2016 and 12% in 2015. Year-end balances can fluctuate a great deal due to large customer and correspondent bank activity. Trends have shown that this fluctuation is generally temporary.

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

	As of December 31,
	2016	2015	2014

	(dollars in thousands)

Overnight repurchase agreements with customers	$8,131	$73,873	$137,252
Federal funds purchased	31,840	70,790	131,100
	$39,971	$144,663	$268,352

In 2015 and 2016, the Company shifted some overnight customer repurchase agreement funds to insured deposit products which do not require collateral, helping to free up additional liquidity for the Company. This also allows the Company to further execute on the strategy of rotating out of investment securities into loans and leases.

Regarding the Company’s federal funds purchased, this fluctuates based on the short-term funding needs of the Company’s subsidiary banks. See Note 9 to the Consolidated Financial Statements for additional information on the Company’s short-term borrowings.

FHLB ADVANCES AND OTHER BORROWINGS

As a result of their memberships in the FHLB of Des Moines and Chicago, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. The subsidiary banks utilize FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provide a less costly source of funds than customer deposits. For 2016, FHLB advances decreased $13.5 million, or 9%, as several prepayments of advances were included in balance sheet restructurings throughout the year. See Note 10 of the Consolidated Financial Statements for additional details. For 2015, FHLB advances decreased $52.5 million, or 26%, as several prepayments of advances were included in balance sheet restructurings throughout the year. See Note 10 of the Consolidated Financial Statements for additional details.

	As of December 31,
	2016	2015	2014

	(dollars in thousands)

Amount Due	$137,500	$151,000	$203,500
Weighted Average Interest Rate at Year-End	1.25%	1.37%	2.83%

Other borrowings consist largely of wholesale structured repurchase agreements which the subsidiary banks utilize as an alternative funding source to FHLB advances and customer deposits. The table below presents the composition of the Company’s other borrowings.

	As of December 31,
	2016	2015	2014

	(dollars in thousands)

Wholesale structured repurchase agreements	$45,000	$110,000	$130,000
Term note	30,000	-	17,625
Revolving line of credit	5,000	-	-
Series A subordinated notes	-	-	2,657
	$80,000	$110,000	$150,282

In 2016, other borrowings decreased $30 million. In 2015, other borrowings decreased $40 million.

See Notes 10 and 11 to the Consolidated Financial Statements for additional information regarding FHLB advances, other borrowings and the balance sheet restructurings that occurred in 2015 and 2016.

It is management’s intention to continue to reduce its reliance on wholesale funding, including FHLB advances, wholesale structured repurchase agreements, and brokered deposits. Replacement of this funding with core deposits helps to reduce interest expense as the wholesale funding tends to be higher cost. However, the Company may choose to utilize wholesale funding sources to supplement funding needs, as this is a way for the Company to effectively and efficiently manage interest rate risk.

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of December 31,
	2016	2015	2014
	Amount	Amount	Amount

	(dollars in thousands)

Common stock	$13,107	$11,761	$8,074
Additional paid in capital	156,777	123,283	61,669
Retained earnings	118,617	92,966	77,877
AOCI	(2,460)	(2,124)	(1,935)
Less: Treasury stock	-	-	(1,606)
Total stockholders' equity	286,041	225,886	144,079

TCE/TA ratio (non-GAAP)	8.04%	8.55%	5.52%

*TCE/TA ratio is a non-GAAP measure. Refer to the GAAP to Non-GAAP Reconciliations section of this report for more information.

As of December 31, 2016, 2015 and 2014, no preferred stock was outstanding.

In connection with the acquisition of CSB, the Company sold 1,215,000 shares of its common stock at a price of $24.75 per share, for net proceeds of $29.8 million, after deducting expenses. This offering significantly increased common stock and additional paid in capital in comparison to the prior year. Refer to Note 2 of the Consolidated Financial Statements for additional information.

In 2015, the Company sold 3,680,000 shares of its common stock at a price of $18.25 per share, for net proceeds of $63.5 million, after deducting expenses. This offering significantly increased common stock and additional paid in capital in comparison to the prior year. Refer to Note 16 of the Consolidated Financial Statements for additional information.

The following table presents the rollforward of stockholders’ equity for the years ended December 31, 2016 and 2015, respectively.

	For the Years Ended December 31,
	2016	2015
	(dollars in thousands)
Beginning balance	$225,886	$144,079
Net income	27,686	16,928
Other comprehensive loss, net of tax	(336)	(189)
Common cash dividends declared	(2,036)	(935)
Proceeds from issuance of 3,680,000 shares of common stock, net of costs	-	63,484
Proceeds from issuance of 1,215,000 shares of common stock, net of costs	29,829	-
Other *	5,012	2,519
Ending balance	$286,041	$225,886

*Includes mostly common stock issued for options exercised and the employee stock purchase plans, as well as stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $139.5 million during 2016, $129.5 million during 2015 and $118.8 million during 2014. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, structured repos, brokered deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular principal payments on its securities portfolio.

At December 31, 2016, the subsidiary banks had 33 lines of credit totaling $381.4 million, of which $34.4 million was secured and $347.0 million was unsecured. At December 31, 2016, $361.4 million was available as $20.0 million was utilized for short-term borrowing needs at QCBT.

At December 31, 2015, the subsidiary banks had 32 lines of credit totaling $346.6 million, of which $14.6 million was secured and $332.0 million was unsecured. At December 31, 2015, $286.6 million was available as $60.0 million was utilized for short-term borrowing needs at QCBT.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains its $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2017. At December 31, 2016, the Company had $5.0 million outstanding on this revolving credit note and had $5.0 million available. See Note 11 to the Consolidated Financial Statements for additional information.

Investing activities used cash of $169.0 million during 2016 compared to $66.1 million during 2015, and $129.9 million during 2014. Proceeds from calls, maturities, pay downs, and sales of securities were $285.2 million for 2016 compared to $308.8 million for 2015, and $137.3 million for 2014. Purchases of securities used cash of $179.6 million for 2016 compared to $232.1 million for 2015, and $76.3 million for 2014. The net increase in loans/leases used cash of $187.5 million for 2016 compared to $172.8 million for 2015, and $180.3 million for 2014. The Company paid cash of $69.9 million related to the acquisition of CSB.

Financing activities provided cash of $154.4 million for 2016 compared to $39.5 million for 2015, and $100.6 million for 2014. Net increases in deposits totaled $302.4 million, $201.0 million, and $32.7 million for 2016, 2015, and 2014, respectively. Net short-term borrowings decreased $104.7 million and $123.7 million in 2016 and 2015, respectively, while they increased $119.1 million in 2014. In 2016 and 2015, respectively, the Company used $104.7 million and $120.7 million to prepay select FHLB advances and other borrowings. In 2016, the Company received $29.8 million of proceeds from the common stock offering of 1.2 million shares of common stock. In 2015, the Company received $63.5 million of proceeds from the public common stock offering of 3.7 million shares of common stock.

Total cash provided by operating activities was $43.4 million for 2016, compared to $30.1 million for 2015, and $25.6 million for 2014.

Throughout its history, the Company has secured additional capital through various resources, including common and preferred stock and the issuance of trust preferred securities.

The Company filed a universal shelf registration statement on Form S-3 with the SEC on October 27, 2016, as amended on January 11, 2017. Declared effective by the SEC on January 31, 2017, the registration statement allows the Company to offer and sell various types of securities, including common stock, preferred stock, debt securities and/or warrants, from time to time up to an aggregate amount of $100 million. The Company utilized $30.1 million of its previous $100 million shelf registration filing through the offer and sale of its common stock in the second quarter of 2016 to help fund the acquisition of CSB (see Note 2 to the Consolidated Financial Statements). This Form S-3 filing replenishes the amount available to the previous level of $100 million. The specific terms and prices of any securities offered pursuant to the registration statement will be determined at the time of any future offering and described in a separate prospectus supplement, which would be filed with the SEC at the time of the particular offering, if any.

As of December 31, 2016 and 2015, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. See Note 16 to the Consolidated Financial Statements for detail of the capital amounts and ratios for the Company and subsidiary banks.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2016 and 2015, no amounts had been recorded as liabilities for the banks' potential obligations under these guarantees.

As of December 31, 2016 and 2015, commitments to extend credit aggregated $666,778,085 and $480,475,033, respectively. As of December 31, 2016 and 2015, standby letters of credit aggregated $15,697,469 and $13,067,100, respectively. Management does not expect that all of these commitments will be funded.

Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 18 to the Consolidated Financial Statements.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following table presents, as of December 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Financial	Payments Due by Period
	Statement		One Year
Description	Note Reference	Total	or Less	2 - 3 Years	4 - 5 Years	After 5 Years
		(dollars in thousands)

Deposits without a stated maturity	N/A	$2,188,683	$2,188,683	$-	$-	$-
Certificates of deposit	8	480,578	367,577	95,167	17,834	-
Short-term borrowings	9	39,971	39,971	-	-	-
FHLB advances	10	137,500	112,500	25,000	-	-
Other borrowings	11	80,000	21,000	22,000	37,000	-
Junior subordinated debentures	12	33,480	-	-	-	33,480
Rental commitments	5	616	226	390	-	-
Purchase obligations	5	1,800	1,800	-	-	-
Operating contracts	N/A	28,332	9,928	16,197	2,207	-
Total contractual cash obligations		$2,990,960	$2,741,685	$158,754	$57,041	$33,480

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: (1) fixed or minimum quantities to be purchased; (2) fixed, minimum or variable price provisions; and (3) the approximate timing of the transaction. The Company had a $1.8 million purchase obligation at December 31, 2016, related to a branch remodel (further described in Note 5 to the Consolidated Financial Statements. The Company's operating contract obligations represent short and long-term lease payments for data processing equipment and services, software, and other equipment and professional services.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

●	The strength of the local and national economy.
●	Changes in the interest rate environment.
●	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.
●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.
●	The impact of cybersecurity risks.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.
●	Unexpected results of acquisitions (including the acquisition of CSB), which may include failure to realize the anticipated benefits of the acquisition.
●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

The asset/liability management committees of the subsidiary bank boards of directors have established policy limits of a 10% decline in net interest income for the 200 basis point upward parallel shift and the 100 basis point downward parallel shift. For the 300 basis point upward shock, the established policy limit is a 25% decline in net interest income. The increased policy limit is appropriate as the shock scenario is extreme and unlikely and warrants a higher limit than the more realistic and traditional parallel/pro-rata shift scenarios.

Application of the simulation model analysis for select interest rate scenarios at December 31, 2016, 2015 and 2014 demonstrated the following:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014

100 basis point downward shift	-10.0%	-1.7%	-2.1%	-1.7%
200 basis point upward shift	-10.0%	-1.2%	-2.7%	-5.0%
300 basis point upward shock	-25.0%	-1.4%	-7.1%	-11.9%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at December 31, 2016 were well within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

QCR Holdings, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014

Notes to consolidated financial statements:
●	Note 1:	Nature of Business and Significant Accounting Policies
●	Note 2:	Acquisition of Community State Bank and Common Stock Offering
●	Note 3:	Investment Securities
●	Note 4:	Loans/Leases Receivable
●	Note 5:	Premises and Equipment
●	Note 6:	Goodwill and Intangibles
●	Note 7:	Derivatives and Hedging Activities
●	Note 8:	Deposits
●	Note 9:	Short-Term Borrowings
●	Note 10:	FHLB Advances
●	Note 11:	Other Borrowings and Unused Lines of Credit
●	Note 12:	Junior Subordinated Debentures
●	Note 13:	Federal and State Income Taxes
●	Note 14:	Employee Benefit Plans
●	Note 15:	Stock-Based Compensation
●	Note 16:	Regulatory Capital Requirements and Restrictions on Dividends
●	Note 17:	Earnings Per Share
●	Note 18:	Commitments and Contingencies
●	Note 19:	Quarterly Results of Operations (Unaudited)
●	Note 20:	Parent Company Only Financial Statements
●	Note 21:	Fair Value
●	Note 22:	Business Segment Information
●	Note 23:	Acquisition of Noncontrolling Interest in m2 Lease Funds

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

QCR Holdings, Inc.

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCR Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting.

Davenport, Iowa

March 10, 2017

QCR Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
Assets
Cash and due from banks	$70,569,993	$41,742,321
Federal funds sold	22,257,000	19,850,000
Interest-bearing deposits at financial institutions	63,948,925	36,313,965

Securities held to maturity, at amortized cost	322,909,056	253,674,159
Securities available for sale, at fair value	251,113,139	323,434,982
Total securities	574,022,195	577,109,141

Loans receivable, held for sale	1,135,500	565,850
Loans/leases receivable, held for investment	2,404,351,485	1,797,456,825
Gross loans/leases receivable	2,405,486,985	1,798,022,675
Less allowance for estimated losses on loans/leases	(30,757,448)	(26,140,906)
Net loans/leases receivable	2,374,729,537	1,771,881,769

Bank-owned life insurance	57,257,051	55,485,655
Premises and equipment, net	60,643,508	37,350,352
Restricted investment securities	14,997,025	14,835,925
Other real estate owned, net	5,523,104	7,150,658
Goodwill	13,110,913	3,222,688
Core deposit intangible	7,381,213	1,471,409
Other assets	37,503,284	26,784,392
Total assets	$3,301,943,748	$2,593,198,275

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$797,415,090	$615,292,211
Interest-bearing	1,871,846,183	1,265,373,973
Total deposits	2,669,261,273	1,880,666,184

Short-term borrowings	39,971,387	144,662,716
Federal Home Loan Bank advances	137,500,000	151,000,000
Other borrowings	80,000,000	110,000,000
Junior subordinated debentures	33,480,202	38,499,052
Other liabilities	55,690,087	42,484,573
Total liabilities	3,015,902,949	2,367,312,525

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000
December 2016 and 2015 - No shares issued or outstanding	-	-
Common stock, $1 par value; shares authorized 20,000,000	13,106,845	11,761,083
December 2016 - 13,106,845 shares issued and outstanding
December 2015 - 11,761,083 shares issued and outstanding
Additional paid-in capital	156,776,642	123,282,851
Retained earnings	118,616,901	92,965,645
Accumulated other comprehensive loss:
Securities available for sale	(1,527,433)	(1,324,408)
Interest rate cap derivatives	(932,156)	(799,421)
Total stockholders' equity	286,040,799	225,885,750
Total liabilities and stockholders' equity	$3,301,943,748	$2,593,198,275

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2016, 2015, and 2014

	2016	2015	2014
Interest and dividend income:
Loans/leases, including fees	$91,235,049	$74,615,499	$69,423,001
Securities:
Taxable	4,585,300	6,772,244	9,618,436
Nontaxable	9,686,844	7,782,370	6,074,896
Interest-bearing deposits at financial institutions	393,048	304,602	299,227
Restricted investment securities	522,047	503,764	528,660
Federal funds sold	45,447	24,774	21,036
Total interest and dividend income	106,467,735	90,003,253	85,965,256

Interest expense:
Deposits	6,018,366	4,495,538	4,508,921
Short-term borrowings	93,934	210,306	233,930
Federal Home Loan Bank advances	1,284,212	3,511,541	6,025,749
Other borrowings	3,317,513	4,233,193	4,890,909
Junior subordinated debentures	1,236,933	1,255,951	1,234,619
Total interest expense	11,950,958	13,706,529	16,894,128
Net interest income	94,516,777	76,296,724	69,071,128
Provision for loan/lease losses	7,478,166	6,870,900	6,807,000
Net interest income after provision for loan/lease losses	87,038,611	69,425,824	62,264,128

Noninterest income:
Trust department fees	6,164,137	6,131,209	5,715,151
Investment advisory and management fees	2,992,811	2,971,964	2,798,170
Deposit service fees	4,439,455	3,784,935	3,809,539
Gains on sales of residential real estate loans, net	431,313	322,872	460,721
Gains on sales of government guaranteed portions of loans, net	3,159,073	1,304,575	2,040,638
Swap fee income	1,708,204	1,717,552	154,800
Securities gains, net	4,592,398	798,983	92,363
Earnings on bank-owned life insurance	1,771,396	1,762,107	1,721,507
Debit card fees	1,814,488	1,244,912	1,143,738
Correspondent banking fees	1,050,142	1,190,411	1,064,030
Other	2,913,458	3,133,801	2,280,622
Total noninterest income	31,036,875	24,363,321	21,281,279

Noninterest expenses:
Salaries and employee benefits	46,317,060	42,967,915	40,337,055
Occupancy and equipment expense	8,404,605	7,042,706	7,385,526
Professional and data processing fees	7,113,443	5,523,447	6,191,574
Acquisition costs	2,441,173	-	-
FDIC insurance, other insurance and regulatory fees	2,549,314	2,724,968	2,895,494
Loan/lease expense	662,299	882,591	665,602
Net cost of operations of other real estate	591,303	(1,092,401)	603,092
Advertising and marketing	2,127,566	1,900,539	1,985,121
Bank service charges	1,692,957	1,486,265	1,291,017
Losses on debt extinguishment, net	4,577,668	7,185,601	-
Correspondent banking expense	750,646	703,495	635,630
Other	4,257,878	3,866,896	3,563,789
Total noninterest expenses	81,485,912	73,192,022	65,553,900
Income before income taxes	36,589,574	20,597,123	17,991,507
Federal and state income tax expense	8,902,787	3,669,242	3,038,970
Net income	$27,686,787	$16,927,881	$14,952,537

Less: preferred stock dividends	-	-	1,081,877
Net income attributable to QCR Holdings, Inc. common stockholders	$27,686,787	$16,927,881	$13,870,660

Basic earnings per common share	$2.20	$1.64	$1.75
Diluted earnings per common share	$2.17	$1.61	$1.72

Weighted average common shares outstanding	12,570,767	10,345,286	7,925,220
Weighted average common and common equivalent shares outstanding	12,766,003	10,499,841	8,048,661

Cash dividends declared per common share	$0.16	$0.08	$0.08

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2016, 2015, and 2014

	2016	2015	2014
Net income	$27,686,787	$16,927,881	$14,952,537

Other comprehensive income (loss):

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	4,258,154	1,144,314	19,697,118
Less reclassification adjustment for gains included in net income before tax	4,592,398	798,983	92,363
	(334,244)	345,331	19,604,755
Unrealized losses on interest rate cap derivatives:
Unrealized holding losses arising during the period before tax	(279,497)	(631,363)	(584,264)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(75,290)	(15,895)	30,147
	(204,207)	(615,468)	(614,411)

Other comprehensive income (loss), before tax	(538,451)	(270,137)	18,990,344
Tax expense (benefit)	(202,691)	(81,524)	7,281,574
Other comprehensive income (loss), net of tax	(335,760)	(188,613)	11,708,770

Comprehensive income	$27,351,027	$16,739,268	$26,661,307

See Notes to Consolidated Financial Statements

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2016, 2015, and 2014

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2013	$29,867	$8,005,708	$90,154,528	$64,637,173	$(13,643,986)	$(1,606,510)	$147,576,780
Net income	-	-	-	14,952,537	-	-	14,952,537
Other comprehensive income, net of tax	-	-	-	-	11,708,770	-	11,708,770
Common cash dividends declared, $0.08 per share	-	-	-	(631,009)	-	-	(631,009)
Preferred cash dividends declared and accrued	-	-	-	(1,081,877)	-	-	(1,081,877)
Redemption of 29,867 shares of Series F Non-cumulative Perpetual Preferred Stock	(29,867)	-	(29,794,055)	-	-	-	(29,823,922)
Proceeds from issuance of 25,321 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	25,321	353,566	-	-	-	378,887
Proceeds from issuance of 23,659 shares of common stock as a result of stock options exercised	-	23,659	218,095	-	-	-	241,754
Stock-based compensation expense	-	-	891,619	-	-	-	891,619
Tax benefit of nonqualified stock options exercised	-	-	42,954	-	-	-	42,954
Restricted stock awards - 30,055 shares of common stock	-	30,055	(30,055)	-	-	-	-
Exchange of 10,300 shares of common stock in connection with restricted stock vested	-	(10,300)	(167,684)	-	-	-	(177,984)
Balance, December 31, 2014	$-	$8,074,443	$61,668,968	$77,876,824	$(1,935,216)	$(1,606,510)	$144,078,509
Net income	-	-	-	16,927,881	-	-	16,927,881
Other comprehensive loss, net of tax	-	-	-	-	(188,613)	-	(188,613)
Common cash dividends declared, $0.08 per share	-	-	-	(934,682)	-	-	(934,682)
Proceeds from issuance of 3,680,000 share of common stock, net of issuance costs	-	3,680,000	59,804,123	-	-	-	63,484,123
Proceeds from issuance of 24,033 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	24,033	375,120	-	-	-	399,153
Proceeds from issuance of 79,638 shares of common stock as a result of stock options exercised	-	79,638	1,091,402	-	-	-	1,171,040
Stock-based compensation expense	-	-	941,469	-	-	-	941,469
Tax benefit of nonqualified stock options exercised	-	-	93,096	-	-	-	93,096
Retirement of treasury stock, 121,246 shares of common stock	-	(121,246)	(580,886)	(904,378)	-	1,606,510	-
Restricted stock awards - 28,846 shares of common stock	-	28,846	(28,846)	-	-	-	-
Exchange of 4,631 shares of common stock in connection with stock options exercised and restricted stock vested	-	(4,631)	(81,595)	-	-	-	(86,226)
Balance, December 31, 2015	$-	$11,761,083	$123,282,851	$92,965,645	$(2,123,829)	$-	$225,885,750
Net income	-	-	-	27,686,787	-	-	27,686,787
Other comprehensive loss, net of tax	-	-	-	-	(335,760)	-	(335,760)
Common cash dividends declared, $0.16 per share	-	-	-	(2,035,531)	-	-	(2,035,531)
Proceeds from issuance of 1,215,000 shares of common stock, net of issuance costs	-	1,215,000	28,613,916	-	-	-	29,828,916
Proceeds from issuance of 20,192 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	20,192	417,336	-	-	-	437,528
Proceeds from issuance of 111,423 shares of common stock as a result of stock options exercised	-	111,423	1,556,823	-	-	-	1,668,246
Tax basis adjustment related to the acquisition of noncontrolling interest in m2 Lease Funds	-	-	2,132,415	-	-	-	2,132,415
Stock-based compensation expense	-	-	947,174	-	-	-	947,174
Tax benefit of nonqualified stock options exercised	-	-	394,149	-	-	-	394,149
Restricted stock awards - 21,882 shares of common stock	-	21,882	(21,882)	-	-	-	-
Exchange of 22,735 shares of common stock in connection with stock options exercised and restricted stock vested	-	(22,735)	(546,140)	-	-	-	(568,875)
Balance, December 31, 2016	$-	$13,106,845	$156,776,642	$118,616,901	$(2,459,589)	$-	$286,040,799

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015, and 2014

	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$27,686,787	$16,927,881	$14,952,537
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,424,140	3,065,031	2,812,645
Provision for loan/lease losses	7,478,166	6,870,900	6,807,000
Deferred income taxes	(3,066,407)	(2,004,532)	(1,165,009)
Stock-based compensation expense	947,174	941,469	891,619
Deferred compensation expense accrued	1,155,549	1,023,827	1,311,627
Losses (gains) on sale of other real estate owned, net	243,858	(1,021,242)	447,272
Amortization of premiums on securities, net	1,302,962	1,040,275	1,809,804
Securities gains, net	(4,592,398)	(798,983)	(92,363)
Loans originated for sale	(74,329,667)	(38,748,100)	(58,128,415)
Proceeds on sales of loans	77,850,553	40,362,697	61,435,064
Gains on sales of residential real estate loans, net	(431,313)	(322,872)	(460,721)
Gains on sales of government guaranteed portions of loans, net	(3,159,073)	(1,304,575)	(2,040,638)
Losses on debt extinguishment, net	4,577,668	7,185,601	-
Amortization of core deposit intangible	442,849	199,512	199,512
Accretion of acquisition fair value adjustments, net	(3,718,160)	(367,009)	(674,539)
Increase in cash value of bank-owned life insurance	(1,771,396)	(1,762,107)	(1,721,507)
Increase in other assets	(943,891)	(3,910,486)	(1,198,107)
Increase in other liabilities	10,285,420	2,721,335	414,134
Net cash provided by operating activities	43,382,821	30,098,622	25,599,915

Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold	(1,709,000)	26,930,000	(7,345,000)
Net increase in interest-bearing deposits at financial institutions	(12,904,803)	(979,283)	(2,289,765)
Proceeds from sales of other real estate owned	2,084,696	7,696,026	1,593,714
Purchase of derivative instruments	-	-	(2,071,650)
Activity in securities portfolio:
Purchases	(179,598,630)	(232,092,732)	(76,256,503)
Calls, maturities and redemptions	117,876,284	211,942,737	35,247,090
Paydowns	33,169,638	15,476,369	23,611,559
Sales	134,188,737	81,410,368	78,476,422
Activity in restricted investment securities:
Purchases	(1,098,200)	(3,752,450)	(1,912,050)
Redemptions	2,450,000	4,476,100	3,380,100
Net increase in loans/leases originated and held for investment	(187,496,180)	(172,786,032)	(180,325,359)
Purchase of premises and equipment	(6,032,416)	(4,394,255)	(2,035,855)
Net cash paid for Community State Bank acquisition	(69,905,355)	-	-
Net cash used in investing activities	(168,975,229)	(66,073,152)	(129,927,297)

Cash Flows from Financing Activities:
Net increase in deposits	302,390,928	200,988,645	32,695,797
Net (decrease) increase in short-term borrowings	(104,691,329)	(123,688,954)	119,058,703
Activity in Federal Home Loan Bank advances:
Term advances	-	5,000,000	6,000,000
Calls and maturities	(24,000,000)	(26,000,000)	(27,850,000)
Net change in short-term and overnight advances	20,500,000	47,000,000	(6,000,000)
Prepayments	(31,008,668)	(84,401,601)	-
Activity in other borrowings:
Proceeds from other borrowings	35,000,000	-	10,000,000
Calls, maturities and scheduled principal payments	-	(7,350,000)	(2,125,000)
Prepayments	(69,769,000)	(34,559,000)	-
Retirement of junior subordinated debentures	(3,955,000)	(1,762,000)	-
Payment of cash dividends on common and preferred stock	(1,981,541)	(782,054)	(1,964,608)
Net proceeds from common stock offering, 3,680,000 shares issued	-	63,484,123	-
Net proceeds from common stock offering, 1,215,000 shares issued	29,828,916	-	-
Redemption of 29,867 shares of Series F Noncumulative Perpetual Preferred Stock, net	-	-	(29,823,922)
Proceeds from issuance of common stock, net	2,105,774	1,552,673	620,641
Net cash provided by financing activities	154,420,080	39,481,832	100,611,611
Net (decrease) increase in cash and due from banks	28,827,672	3,507,302	(3,715,771)
Cash and due from banks, beginning	41,742,321	38,235,019	41,950,790
Cash and due from banks, ending	$70,569,993	$41,742,321	$38,235,019

Continued

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

Years Ended December 31, 2016, 2015, and 2014

	2016	2015	2014
Supplemental Disclosures of Cash Flow Information, cash payments for:
Interest	$11,926,012	$14,027,512	$16,826,619
Income and franchise taxes	10,758,611	2,619,288	4,541,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale and derivative instruments, net	(335,760)	(188,613)	11,708,770
Exchange of shares of common stock in connection with payroll taxes for restricted stock and options exercised	(568,875)	(68,706)	(177,984)
Tax benefit of nonqualified stock options exercised	394,149	93,096	42,954
Transfers of loans to other real estate owned	51,000	1,577,060	5,594,256
Due from broker for sales of securities	-	-	2,290,930
Due to broker for purchases of securities	2,655,492	-	-
Tax basis adjustment related to the acquisition of noncontrolling interest in m2 Lease Funds	2,132,415	-	-
Decrease (increase) in the fair market value of interest rate swap assets and liabilities	706,244	(1,568,548)	(59,588)
Dividends payable	522,573	468,583	315,955

Supplemental disclosure of cash flow information for Community State Bank acquisition:
Fair value of assets acquired:
Cash and due from banks *	$10,094,645	$-	$-
Federal funds sold	698,000	-	-
Interest-bearing deposits at financial institutions	14,730,157	-	-
Securities	102,640,029	-	-
Loans/leases receivable, net	419,029,277	-	-
Premises and equipment, net	20,684,880	-	-
Core deposit intangible	6,352,653	-	-
Restricted investment securities	1,512,900	-	-
Other real estate owned	650,000	-	-
Other assets	5,283,937	-	-
Total assets acquired	$581,676,478	$-	$-

Fair value of liabilities assumed:
Deposits	$486,298,262	$-	$-
FHLB advances	20,368,877	-	-
Other liabilities	4,897,564	-	-
Total liabilities assumed	$511,564,703	$-	$-
Net assets acquired	$70,111,775	$-	$-
Consideration paid:
Cash paid *	$80,000,000	$-	$-
Total consideration paid	$80,000,000	$-	$-
Goodwill	$9,888,225	$-	$-

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

Allowance: Allowance for estimated losses on loans/leases	HTM: Held to maturity
AOCI: Accumulated other comprehensive income (loss)	Iowa Superintendent: Iowa Superintendent of Banking
AFS: Available for sale	LCR: Liquidity Coverage Ratio
ASC: Accounting Standards Codification	m2: m2 Lease Funds, LLC
ASC 805: Business Combination Standard	MD&A: Management's Discussion & Analysis
ASU: Accounting Standards Update	NIM: Net interest margin
BHCA: Bank Holding Company Act of 1956	NPA: Nonperforming asset
BOLI: Bank-owned life insurance	NPL: Nonperforming loan
Caps: Interest rate cap derivatives	NSFR: Net Stable Funding Ratio
CFPB: Bureau of Consumer Financial Protection	OREO: Other real estate owned
Community National: Community National Bancorporation	OTTI: Other-than-temporary impairment
CNB: Community National Bank	PCAOB: Public Company Accounting Oversight Board
CRA: Community Reinvestment Act	PCI: Purchased credit impaired
CRBT: Cedar Rapids Bank & Trust Company	Provision: Provision for loan/lease losses
CRE: Commercial real estate	PUD LOC: Public Unit Deposit Letter of Credit
CRE Guidance: Interagency Concentrations in Commercial Real Estate	QCBT: Quad City Bank & Trust Company
Lending, Sound Risk Management Practices guidance	RB&T: Rockford Bank & Trust Company
CSB: Community State Bank	ROAA: Return on Average Assets
C&I: Commercial and industrial	ROACE: Return on Average Common Equity
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	ROAE: Return on Average Equity
Consumer Protection Act	SBA: U.S. Small Business Administration
IDFPR: Illinois Department of Financial & Professional Regulation	SBLF: Small Business Lending Fund
DGCL: Delaware General Corporation Law	SEC: Securities and Exchange Commission
DIF: Deposit Insurance Fund	SERPs: Supplemental Executive Retirement Plans
EPS: Earnings per share	TA: Tangible assets
Exchange Act: Securities Exchange Act of 1934, as amended	TCE: Tangible common equity
FASB: Financial Accounting Standards Board	TDRs: Troubled debt restructurings
FDIC: Federal Deposit Insurance Corporation	TEY: Tax equivalent yield
Federal Reserve: Board of Governors of the Federal Reserve System	The Company: QCR Holdings, Inc.
FHLB: Federal Home Loan Bank	Treasury: U.S. Department of the Treasury
FICO: Financing Corporation	USA Patriot Act: Uniting and Strengthening America by
FRB: Federal Reserve Bank of Chicago	Providing Appropriate Tools Required to Intercept and
FTEs: Full-time equivalents	Obstruct Terrorism Act of 2001
GAAP: Generally Accepted Accounting Principles	USDA: U.S. Department of Agriculture
Goldman Sachs: Goldman Sachs and Company

Nature of business:

QCR Holdings, Inc. is a bank holding company providing bank and bank-related services through its banking subsidiaries, QCBT, CRBT, CSB and RB&T. The Company also engages in direct financing lease contracts through its wholly-owned equity investment by QCBT in m2, headquartered in Milwaukee, Wisconsin.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

On August 31, 2016, the Company acquired Community State Bank in Ankeny, Iowa (Des Moines MSA). The financial results of CSB for the period since acquisition are included in this report. See Note 2 to the Consolidated Financial Statements for additional information.

QCBT is a commercial bank that serves the Iowa and Illinois Quad Cities and adjacent communities. CRBT is a commercial bank that serves Cedar Rapids, Iowa, and adjacent communities including Cedar Falls and Waterloo, Iowa. CSB is a commercial bank that serves Des Moines, Iowa, and adjacent communities. RB&T is a commercial bank that serves Rockford, Illinois, and adjacent communities.

QCBT, CRBT, and CSB are chartered and regulated by the state of Iowa, and RB&T is chartered and regulated by the state of Illinois. All four subsidiary banks are insured and subject to regulation by the FDIC. QCBT, CRBT and RB&T are members of and regulated by the Federal Reserve System. CSB has not yet become a member of the Federal Reserve, but plans to apply for membership in early 2017.

The remaining subsidiaries of the Company consist of five non-consolidated subsidiaries formed for the issuance of trust preferred securities. See Note 11 for a listing of these subsidiaries and additional information.

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

Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $42,233,000 and $30,532,000 as of December 31, 2016 and 2015, respectively.

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

In estimating OTTI losses on AFS debt securities, management considers a number of factors including, but not limited to, (1) the length of time and extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) the current market conditions, and (4) the lack of intent of the Company to sell the security prior to recovery and whether it is not more-likely-than-not that it will be required to sell the security prior to recovery.

If the Company lacks the intent to sell the security, and it is not more-likely-than-not the entity will be required to sell the security before recovery of its amortized cost basis, the Company will recognize the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion would be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

In estimating OTTI losses on AFS equity securities management considers factors (1), (2) and (3) above as well as whether the Company lacks the intent to sell the security and the ability to hold the security until its recovery. If the Company (a) intends to sell an impaired equity security and does not expect the fair value of the security to fully recover before the expected time of sale, or (b) does not have the ability to hold the security until its recovery, the security is deemed other-than-temporarily impaired and the impairment is charged to earnings. The Company recognizes an impairment loss through earnings if based upon other factors the loss is deemed to be other-than-temporary even if the decision to sell has not been made.

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

In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied loans. Owner-occupied loans are generally considered to have less risk. As of December 31, 2016 and 2015, approximately 30% and 35%, respectively, of the CRE loan portfolio was owner-occupied.

The Company’s lending policy limits non-owner occupied CRE lending to 300% of total risk-based capital, and limits construction, land development, and other land loans to 100% of total risk-based capital. Exceeding these limits warrants the use of heightened risk management practices in accordance with regulatory guidelines. As of December 31, 2016 and 2015, QCBT, CRBT and RB&T were in compliance with these limits. Although the CSB’s loan portfolio has historically been real estate dominated and its real estate portfolio levels exceed these policy limits, it has established a Credit Risk Committee to routinely monitor its real estate loan portfolio. CSB’s real estate levels, while still elevated at December 31, 2016, have declined since December 31, 2015.

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

4. Fair Quality (Pass) – loans with moderate but still acceptable credit quality. The primary repayment source remains adequate; however, management’s ability to maintain consistent profitability is unproven or uncertain. Borrowers exhibit acceptable leverage and liquidity. May include new businesses with inexperienced management or unproven performance records in relation to peer, or borrowers operating in highly cyclical or declining industries.

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

TDRs are considered impaired loans/leases and are subject to the same allowance methodology as described above for impaired loans/leases by portfolio segment. Once a loan is classified as a TDR, it will remain a TDR until the loan is paid off, charged off, moved to OREO or restructured into a new note without a concession. TDR status may also be removed if the TDR was restructured in a prior calendar year, is current, accruing and shows sustained performance.

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

Goodwill: The Company recorded goodwill totaling $3,222,688 from QCBT’s purchase of 80% of m2 in August 2005. The goodwill is not being amortized, but is evaluated at least annually for impairment. An impairment charge is recognized when the calculated fair value of the reporting unit, including goodwill, is less than its carrying amount. Based on the annual analysis completed as of September 30, 2016, the Company determined that the goodwill was not impaired. Goodwill totaling $9,888,225 was also recognized as part of the acquisition of CSB in 2016. See Note 2 to the Consolidated Financial Statements for additional information. This goodwill is not being amortized, and will be evaluated annually for impairment in future years.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Core deposit intangible: The Company recorded a core deposit intangible from the acquisition of CNB. The core deposit intangible was the portion of the acquisition purchase price which represented the value assigned to the existing deposit base at acquisition. The Company also recorded a core deposit intangible from the acquisition of CSB. See Note 2 to the Consolidated Financial Statements for additional information. The core deposit intangibles have a finite life and are amortized over the estimated useful life of the deposits (estimated to be ten years).

Swap transactions: The Company offers a loan swap program to certain commercial loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the swap customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a counterparty. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. Additionally, the Company receives an upfront fee from the counterparty, dependent upon the pricing that is recognized upon receipt from the counterparty. Swap fee income totaled $1.7 million, $1.7 million and $155 thousand for the years ending December 31, 2016, 2015 and 2014, respectively.

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

Preferred stock: The Company currently has 250,000 shares of preferred stock authorized, but none outstanding as of December 31, 2016 and 2015. Should the Company have preferred stock outstanding in the future, dividends declared on those shares would be deducted from net income to arrive at net income available to common stockholders. Net income available to common stockholders would then be used in the earnings per share computations.

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

As discussed in Note 15, during the years ended December 31, 2016, 2015, and 2014, the Company recognized stock-based compensation expense related to stock option and incentive plans, stock purchase plans, and restricted stock awards of $947,174, $941,469, and $891,619, respectively. As required, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2016			2015			2014
Dividend yield	.35%	to	.51%	.37%	to	.46%		.47%
Expected volatility	29.32%	to	29.37%	28.92%	to	29.32%	29.07%	to	29.18%
Risk-free interest rate	1.73%	to	2.18%	1.89%	to	2.37%	2.69%	to	2.82%
Expected life of option grants (years)		6			6			6
Weighted-average grant date fair value		$7.31			$5.11			$5.68

The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2016			2015			2014
Dividend yield	.33%	to	.59%	.37%	to	.45%	.46%	to	.47%
Expected volatility	12.70%	to	15.60%	8.81%	to	13.10%	16.96%	to	19.35%
Risk-free interest rate	.39%	to	.57%	.09%	to	.16%	.04%	to	.12%
Expected life of purchase grants (months)	3	to	6	3	to	6	3	to	6
Weighted-average grant date fair value		$3.28			$2.39			$2.37

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

As of December 31, 2016, there was $828,178 of unrecognized compensation cost related to share based payments, which is expected to be recognized over a weighted average period of 2.07 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the 587,961 options that were in-the-money at December 31, 2016. The aggregate intrinsic value at December 31, 2016 was $16.7 million on options outstanding and $11.8 million on options exercisable. During the years ended December 31, 2016, 2015 and 2014, the aggregate intrinsic value of options exercised under the Company's stock option plans was $1,525,902, $480,354, and $173,105, respectively, and determined as of the date of the option exercise.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

New accounting pronouncements:

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally effective for the Company on January 1, 2017, however, FASB issued ASU 2015-14 which defers the effective date in order to provide additional time for both public and private entities to evaluate the impact. ASU 2014-09 will now be effective for the Company on January 1, 2018. ASU 2014-09 will not impact interest income recognition; however, it will require the Company to change how it recognizes certain recurring revenue streams within trust and investment management fees, however it is not expected to have a significant impact on the Company’s consolidated financial statements. The Company continues to evaluate the potential impact on other components of noninterest income. At adoption, the Company will adjust beginning retained earnings for the cumulative effect, if that adjustment is deemed material.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. Under the standard, assets measured at amortized cost (including loans, leases and AFS securities) will be presented at the net amount expected to be collected. Rather than the “incurred” model that is currently being utilized, the standard will require the use of a forward-looking approach to recognizing all expected credit losses at the beginning of an asset’s life. For public companies, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Companies may choose to early adopt for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of analyzing the impact of adoption on the Company’s consolidated financial statements.

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

The acquisition of CSB allowed the Company to expand its footprint into the Des Moines market. CSB has an experienced and capable leadership team that is committed to leading the Company’s efforts in the Des Moines area. CSB has demonstrated significant improvement in earnings and asset quality during the last three years. Additionally, CSB has a strong core deposit base and retail franchise. Although CSB already has strong earnings, the Company has identified several opportunities for enhanced future earnings performance. With $581 million of assets acquired, the Company believes this acquisition is large enough to provide meaningful impact on the financial results, but is not too large to overstrain existing infrastructure. Lastly, financial metrics related to the transaction were favorable, as measured by EPS accretion and earn-back of tangible book value dilution.

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

Cash received from the common stock offering was used to help finance the purchase price of the acquisition. Additionally, the Company drew $5.0 million on its $10.0 million revolving line of credit and fully funded its $30.0 million term facility. Both of these facilities are described further in Note 11 to the Consolidated Financial Statements. Cash dividends of $15.2 million from QCBT and CRBT were used to fund the remainder of the purchase price.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Acquisition of Community State Bank and Common Stock Offering (continued)

The fair values of the assets acquired and liabilities assumed including the consideration paid and resulting goodwill is as follows:

As of
August 31, 2016
ASSETS
Cash and due from banks	$10,094,645
Federal funds sold	698,000
Interest-bearing deposits at financial institutions	14,730,157
Securities	102,640,029
Loans/leases receivable, net	419,029,277
Premises and equipment	20,684,880
Core deposit intangible	6,352,653
Restricted investment securities	1,512,900
Other real estate owned	650,000
Other assets	5,283,937
Total assets acquired	$581,676,478

LIABILITIES
Deposits	$486,298,262
FHLB advances	20,368,877
Other liabilities	4,897,564
Total liabilities assumed	$511,564,703
Net assets acquired	$70,111,775

CONSIDERATION PAID:
Cash	$80,000,000
Total consideration paid	$80,000,000
Goodwill	$9,888,225

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Acquisition of Community State Bank and Common Stock Offering (continued)

The following table presents the purchased loans as of the acquisition date:

	PCI	Performing
	Loans	Loans	Total
Contractually required principal payments	$8,349,688	$427,398,400	$435,748,088
Nonaccretable discount	(4,525,223)	-	(4,525,223)
Principal cash flows expected to be collected	$3,824,465	$427,398,400	$431,222,865
Accretable discount	(277,579)	(11,916,009)	(12,193,588)
Fair Value of acquired loans	$3,546,886	$415,482,391	$419,029,277

Changes in accretable yield for the loans acquired were as follows:

	For the year ended December 31, 2016
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$-	$-	$-
Discount added at acquisition	(277,579)	(11,916,009)	(12,193,588)
Accretion recognized	83,273	2,800,395	2,883,668
Balance at the end of the period	$(194,306)	$(9,115,614)	$(9,309,920)

During the year, there was also $186 thousand of nonaccretable discount that was recognized due to the repayment of PCI loans.

Premises and equipment acquired with a fair value of $20,684,880 includes ten branch locations with a fair value of $19,735,000, including a write-up of $8,334,437. Of this write-up amount, $2,648,208 is attributable to land, while the remaining $5,686,229 is attributable to the buildings. The fair value was determined with the assistance of a third party appraiser. The buildings and building write-ups will be recognized in depreciation expense over 39 years.

The Company recorded a core deposit intangible totaling $6,352,653 which is the portion of the acquisition purchase price which represents the value assigned to the existing deposit base. The core deposit intangible has a finite life and is amortized using an accelerated method over the estimated useful life of the deposits (estimated to be ten years). See Note 6 to the Consolidated Financial Statements for additional information.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Acquisition of Community State Bank and Common Stock Offering (continued)

During the current year, the Company incurred $2.4 million of expenses related to the acquisition, comprised primarily of legal, accounting, investment banking costs and personnel costs. These acquisition costs are presented on their own line within the consolidated statements of income. CSB results are included in the consolidated statements of income effective on the acquisition date. For the period August 31, 2016 to December 31, 2016, CSB reported revenues of $11.4 million and net income of $2.1 million, which included $473 thousand of after tax acquisition costs.

Unaudited pro forma combined operating results for the years ended December 31, 2016 and 2015, giving effect to the CSB acquisition as if it had occurred as of January 1, 2015, are as follows:

	Year Ended December 31,
	2016	2015

Net interest income	$110,035	$98,483
Noninterest income	$34,773	$31,051
Net income	$34,137	$22,118

Earnings per common share:
Basic	$2.62	$1.91
Diluted	$2.58	$1.89

The pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 2015 or of future results of operations of the consolidated entities.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities

The amortized cost and fair value of investment securities as of December 31, 2016 and 2015 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
December 31, 2016:
Securities held to maturity:
Municipal securities	$321,859,056	$2,200,577	$(4,694,734)	$319,364,899
Other securities	1,050,000	-	-	1,050,000
	$322,909,056	$2,200,577	$(4,694,734)	$320,414,899

Securities available for sale:
U.S. govt. sponsored agency securities	$46,281,306	$132,886	$(330,585)	$46,083,607
Residential mortgage-backed and related securities	150,465,222	174,993	(2,938,088)	147,702,127
Municipal securities	52,816,541	425,801	(637,916)	52,604,426
Other securities	4,046,332	703,978	(27,331)	4,722,979
	$253,609,401	$1,437,658	$(3,933,920)	$251,113,139

December 31, 2015:
Securities held to maturity:
Municipal securities	$252,624,159	$3,190,558	$(1,173,432)	$254,641,285
Other securities	1,050,000	-	-	1,050,000
	$253,674,159	$3,190,558	$(1,173,432)	$255,691,285

Securities available for sale:
U.S. govt. sponsored agency securities	$216,281,416	$104,524	$(2,848,561)	$213,537,379
Residential mortgage-backed and related securities	81,442,479	511,095	(1,283,439)	80,670,135
Municipal securities	26,764,981	872,985	(59,378)	27,578,588
Other securities	1,108,124	540,919	(163)	1,648,880
	$325,597,000	$2,029,523	$(4,191,541)	$323,434,982

The Company’s HTM municipal securities consist largely of private issues of municipal debt. The municipalities are located primarily within the Midwest. The municipal debt investments are underwritten using specific guidelines with ongoing monitoring.

The Company’s residential mortgage-backed and related securities portfolio consists entirely of government sponsored or government guaranteed securities. The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2016 and 2015, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016:
Securities held to maturity:
Municipal securities	$122,271,533	$(4,076,647)	$13,010,803	$(618,087)	$135,282,336	$(4,694,734)

Securities available for sale:
U.S. govt. sponsored agency securities	$21,788,139	$(257,640)	$5,499,012	$(72,945)	$27,287,151	$(330,585)
Residential mortgage-backed and related securities	121,506,582	(2,641,664)	7,437,615	(296,424)	128,944,197	(2,938,088)
Municipal securities	34,152,822	(618,462)	338,099	(19,454)	34,490,921	(637,916)
Other securities	3,177,414	(27,331)	-	-	3,177,414	(27,331)
	$180,624,957	$(3,545,097)	$13,274,726	$(388,823)	$193,899,683	$(3,933,920)

December 31, 2015:
Securities held to maturity:
Municipal securities	$14,803,408	$(294,438)	$19,927,581	$(878,994)	$34,730,989	$(1,173,432)

Securities available for sale:
U.S. govt. sponsored agency securities	$112,900,327	$(1,397,591)	$64,476,661	$(1,450,970)	$177,376,988	$(2,848,561)
Residential mortgage-backed and related securities	40,356,921	(730,466)	19,836,637	(552,973)	60,193,558	(1,283,439)
Municipal securities	2,220,800	(31,807)	848,329	(27,571)	3,069,129	(59,378)
Other securities	411	(163)	-	-	411	(163)
	$155,478,459	$(2,160,027)	$85,161,627	$(2,031,514)	$240,640,086	$(4,191,541)

At December 31, 2016, the investment portfolio included 556 securities. Of this number, 267 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 1.5% of the total aggregate amortized cost. Of these 267 securities, 18 securities had an unrealized loss for 12 months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and/or it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At December 31, 2016 and 2015, the Company’s equity securities represent less than 1% of the total portfolio.

The Company did not recognize OTTI on any debt or equity securities for the years ended December 31, 2016, 2015 or 2014.

All sales of securities, as applicable, for the years ended December 31, 2016, 2015 and 2014, respectively, were from securities identified as AFS. Information on proceeds received, as well as the gains and losses from the sale of those securities are as follows:

	2016	2015	2014

Proceeds from sales of securities	$134,188,737	$81,410,368	$78,476,422
Gross gains from sales of securities	4,845,009	1,045,444	517,116
Gross losses from sales of securities	(252,611)	(246,461)	(424,753)

In September 2016, the Company sold an equity security and recognized a pre-tax gross gain on the sale of $4,010,877. The equity security was acquired by the Company at no cost as part of a membership in the invested company in 2002.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

The amortized cost and fair value of securities as of December 31, 2016, by contractual maturity are shown below. Expected maturities of mortgage-backed and related securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. “Other securities” available for sale are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$23,795,317	$23,816,249
Due after one year through five years	16,362,018	16,406,132
Due after five years	282,751,721	280,192,518
	$322,909,056	$320,414,899

Securities available for sale:
Due in one year or less	$3,103,329	$3,102,013
Due after one year through five years	44,550,460	44,614,611
Due after five years	51,444,058	50,971,409
	$99,097,847	$98,688,033
Residential mortgage-backed and related securities	150,465,222	147,702,127
Other securities	4,046,332	4,722,979
	$253,609,401	$251,113,139

Portions of the U.S. government sponsored agencies and municipal securities contain call options, at the discretion of the issuer, to terminate the security at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value
Securities held to maturity:
Municipal securities	$179,399,031	$176,447,494

Securities available for sale:
U.S. govt. sponsored agency securities	5,058,440	5,083,493
Municipal securities	40,032,698	39,633,259
	$45,091,138	$44,716,752

As of December 31, 2016 and 2015, investment securities with a carrying value of $118,811,905 and $248,277,471, respectively, were pledged on FHLB advances, customer and wholesale repurchase agreements, and for other purposes as required or permitted by law.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

As of December 31, 2016, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 116 issuers with fair values totaling $116.5 million and revenue bonds issued by 120 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $255.5 million. The Company held investments in general obligation bonds in 21 states, including 5 states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 12 states, including 6 states in which the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuer’s state:

December 31, 2016:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	27	$32,258,612	$32,231,936	$1,193,775
Illinois	19	29,214,559	29,308,438	1,542,549
North Dakota	7	22,169,050	21,499,075	3,071,296
Missouri	14	8,291,192	8,323,245	594,518
Ohio	8	6,790,398	6,651,897	831,487
Other	41	18,481,496	18,458,044	450,196
Total general obligation bonds	116	$117,205,307	$116,472,635	$1,004,074

December 31, 2015:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	15	$19,974,939	$20,247,108	$1,349,807
Illinois	9	10,928,700	11,264,348	1,251,594
North Dakota	5	10,890,000	11,050,235	2,210,047
Missouri	12	7,924,800	7,986,856	665,571
Other	41	16,965,393	17,229,485	420,231
Total general obligation bonds	82	$66,683,832	$67,778,032	$826,561

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuer’s state:

December 31, 2016:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	47	$90,784,441	$89,664,013	$1,907,745
Iowa	31	70,788,393	71,142,393	2,294,916
Indiana	22	47,994,737	47,582,138	2,162,824
Kansas	6	13,476,366	13,427,491	2,237,915
North Dakota	4	8,089,067	7,796,381	1,949,095
Ohio	3	13,650,000	13,405,222	4,468,407
Other	7	12,687,286	12,479,052	1,782,722
Total revenue bonds	120	$257,470,290	$255,496,690	$2,129,139

December 31, 2015:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	41	$78,593,590	$79,015,378	$1,927,204
Iowa	26	70,773,660	71,659,410	2,756,131
Indiana	17	40,018,381	40,210,320	2,365,313
Kansas	3	11,748,679	11,821,055	3,940,352
Other	5	11,570,998	11,735,678	2,347,136
Total revenue bonds	92	$212,705,308	$214,441,841	$2,330,890

Both general obligation and revenue bonds are diversified across many issuers. As of December 31, 2016 and 2015, the Company did not hold general obligation or revenue bonds of any single issuer, the aggregate book or market value of which exceeded 6% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services (water, sewer, education, medical facilities).

The Company’s municipal securities are owned by each of the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually and as of December 31, 2016, all were well-within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of total risk-based capital.

As of December 31, 2016, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credits ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable

The composition of the loan/lease portfolio as of December 31, 2016 and 2015 is presented as follows:

	2016	2015

C&I loans	$827,637,263	$648,159,892
CRE loans
Owner-occupied CRE	332,387,621	252,523,164
Commercial construction, land development, and other land	165,149,491	49,083,844
Other non owner-occupied CRE	595,921,748	422,761,757
	1,093,458,860	724,368,765

Direct financing leases *	165,419,360	173,655,605
Residential real estate loans **	229,233,104	170,432,530
Installment and other consumer loans	81,665,695	73,669,493
	2,397,414,282	1,790,286,285
Plus deferred loan/lease origination costs, net of fees	8,072,703	7,736,390
	2,405,486,985	1,798,022,675
Less allowance	(30,757,448)	(26,140,906)
	$2,374,729,537	$1,771,881,769

* Direct financing leases:
Net minimum lease payments to be received	$184,274,802	$195,476,230
Estimated unguaranteed residual values of leased assets	1,085,154	1,165,706
Unearned lease/residual income	(19,940,596)	(22,986,331)
	165,419,360	173,655,605
Plus deferred lease origination costs, net of fees	5,881,778	6,594,582
	171,301,138	180,250,187
Less allowance	(3,111,898)	(3,395,088)
	$168,189,240	$176,855,099

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

There were no losses related to residual values during the years ended December 31, 2016, 2015, and 2014. At December 31, 2016, the Company had 13 leases remaining with residual values totaling $1,085,164 that were not protected with a lease end options rider. At December 31, 2015, the Company had 16 leases remaining with residual values totaling $1,165,706 that were not protected with a lease end options rider. Management has performed specific evaluations of these residual values and determined that the valuations are appropriate.

**Includes residential real estate loans held for sale totaling $1,135,500 and $565,850 as of December 31, 2016 and 2015, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2016 and 2015 is presented as follows:

	2016
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$821,637,507	$1,455,185	$10,551	$346,234	$4,187,786	$827,637,263
CRE
Owner-Occupied CRE	331,812,571	-	242,902	-	332,148	332,387,621
Commercial Construction, Land Development, and Other Land	160,760,034	35,638	-	-	4,353,819	165,149,491
Other Non Owner-Occupied CRE	594,384,926	100,673	-	-	1,436,149	595,921,748
Direct Financing Leases	161,452,627	730,627	574,700	215,225	2,446,181	165,419,360
Residential Real Estate	227,023,552	473,478	365,581	294,854	1,075,639	229,233,104
Installment and Other Consumer	81,199,766	204,973	63,111	110,501	87,344	81,665,695
	$2,378,270,983	$3,000,574	$1,256,845	$966,814	$13,919,066	$2,397,414,282

As a percentage of total loan/lease portfolio	99.20%	0.13%	0.05%	0.04%	0.58%	100.00%

	2015
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$640,725,241	$1,636,860	$5,816	$-	$5,791,975	$648,159,892
CRE
Owner-Occupied CRE	251,612,752	182,949	-	-	727,463	252,523,164
Commercial Construction, Land Development, and Other Land	48,890,040	-	-	-	193,804	49,083,844
Other Non Owner-Occupied CRE	420,819,874	614,732	219,383	-	1,107,768	422,761,757
Direct Financing Leases	170,021,289	1,490,818	439,314	2,843	1,701,341	173,655,605
Residential Real Estate	166,415,118	2,800,589	200,080	-	1,016,743	170,432,530
Installment and Other Consumer	73,134,197	412,052	14,127	-	109,117	73,669,493
	$1,771,618,511	$7,138,000	$878,720	$2,843	$10,648,211	$1,790,286,285

As a percentage of total loan/lease portfolio	98.96%	0.40%	0.05%	0.00%	0.59%	100.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

NPLs by classes of loans/leases as of December 31, 2016 and 2015 is presented as follows:

	2016
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Accruing TDRs	Total NPLs	Percentage of Total NPLs

C&I	$346,234	$4,187,786	$4,733,997	$9,268,017	43.65%
CRE
Owner-Occupied CRE	-	332,148	-	332,148	1.56%
Commercial Construction, Land Development, and Other Land	-	4,353,819	-	4,353,819	20.51%
Other Non Owner-Occupied CRE	-	1,436,149	-	1,436,149	6.77%
Direct Financing Leases	215,225	2,446,181	1,008,244	3,669,650	17.28%
Residential Real Estate	294,854	1,075,639	585,541	1,956,034	9.21%
Installment and Other Consumer	110,501	87,344	18,746	216,591	1.02%
	$966,814	$13,919,066	$6,346,528	$21,232,408	100.00%

*At December 31, 2016, nonaccrual loans/leases included $2,300,479 of TDRs, including $48,501 in C&I loans, $1,380,047 in CRE loans, $816,149 in direct financing leases, $43,579 in residential real estate loans, and $12,203 in installment loans.

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

** At December 31, 2015, nonaccrual loans/leases included $1,533,657 of TDRs, including $1,164,423 in C&I loans, $193,804 in CRE loans, $42,098 in direct financing leases, $119,305 in residential real estate loans, and $14,027 in installment loans.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Changes in the allowance by portfolio segment for the years ended December 31, 2016, 2015, and 2014 are presented as follows:

	Year Ended December 31, 2016

	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$10,484,080	$9,375,117	$3,395,088	$1,790,150	$1,096,471	$26,140,906
Provisions (credits) charged to expense	2,478,912	2,286,953	2,127,463	628,114	(43,276)	7,478,166
Loans/leases charged off	(527,152)	(24,304)	(2,503,417)	(76,820)	(112,490)	(3,244,183)
Recoveries on loans/leases previously charged off	109,270	32,843	92,764	900	146,782	382,559
Balance, ending	$12,545,110	$11,670,609	$3,111,898	$2,342,344	$1,087,487	$30,757,448

	Year Ended December 31, 2015

	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$8,833,832	$8,353,386	$3,359,400	$1,525,952	$1,001,795	$23,074,365
Provisions charged to expense	1,470,526	3,080,611	1,688,031	430,087	201,645	6,870,900
Loans/leases charged off	(453,782)	(2,560,749)	(1,788,772)	(169,996)	(251,838)	(5,225,137)
Recoveries on loans/leases previously charged off	633,504	501,869	136,429	4,107	144,869	1,420,778
Balance, ending	$10,484,080	$9,375,117	$3,395,088	$1,790,150	$1,096,471	$26,140,906

	Year Ended December 31, 2014

	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$5,648,774	$10,705,434	$2,517,217	$1,395,849	$1,180,774	$21,448,048
Provisions (credits) charged to expense	4,297,253	(13,326)	2,278,132	251,030	(6,089)	6,807,000
Loans/leases charged off	(1,475,885)	(2,756,083)	(1,504,181)	(130,900)	(268,656)	(6,135,705)
Recoveries on loans/leases previously charged off	363,690	417,361	68,232	9,973	95,766	955,022
Balance, ending	$8,833,832	$8,353,386	$3,359,400	$1,525,952	$1,001,795	$23,074,365

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The allowance by impairment evaluation and by portfolio segment as of December 31, 2016 and 2015 is presented as follows:

	2016
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$1,771,537	$693,919	$848,919	$289,112	$39,481	$3,642,968
Allowance for nonimpaired loans/leases	10,773,573	10,976,690	2,262,979	2,053,232	1,048,006	27,114,480
	$12,545,110	$11,670,609	$3,111,898	$2,342,344	$1,087,487	$30,757,448

Impaired loans/leases	$8,936,451	$6,112,114	$3,256,264	$1,661,180	$106,090	$20,072,099
Nonimpaired loans/leases	818,700,812	1,087,346,746	162,163,096	227,571,924	81,559,605	2,377,342,183
	$827,637,263	$1,093,458,860	$165,419,360	$229,233,104	$81,665,695	$2,397,414,282

Allowance as a percentage of impaired loans/leases	19.82%	11.35%	26.07%	17.40%	37.21%	18.15%
Allowance as a percentage of nonimpaired loans/leases	1.32%	1.01%	1.40%	0.90%	1.28%	1.14%
Total allowance as a percentage of total loans/leases	1.52%	1.07%	1.88%	1.02%	1.33%	1.28%

	2015
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$2,592,270	$76,934	$306,193	$185,801	$143,089	$3,304,287
Allowance for nonimpaired loans/leases	7,891,810	9,298,183	3,088,895	1,604,349	953,382	22,836,619
	$10,484,080	$9,375,117	$3,395,088	$1,790,150	$1,096,471	$26,140,906

Impaired loans/leases	$5,286,482	$2,029,035	$1,701,341	$1,418,787	$587,742	$11,023,387
Nonimpaired loans/leases	642,873,410	722,339,730	171,954,264	169,013,743	73,081,751	1,779,262,898
	$648,159,892	$724,368,765	$173,655,605	$170,432,530	$73,669,493	$1,790,286,285

Allowance as a percentage of impaired loans/leases	49.04%	3.79%	18.00%	13.10%	24.35%	29.98%
Allowance as a percentage of nonimpaired loans/leases	1.23%	1.29%	1.80%	0.95%	1.30%	1.28%
Total allowance as a percentage of total loans/leases	1.62%	1.29%	1.96%	1.05%	1.49%	1.45%

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

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the years ended December 31, 2016, 2015, and 2014 are presented as follows:

	2016
Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$841,895	$951,600	$-	$2,858,343	$16,748	$16,748
CRE
Owner-Occupied CRE	-	93,774	-	312,242	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	-	-	-
Other Non Owner-Occupied CRE	1,196,549	1,196,549	-	1,322,654	-	-
Direct Financing Leases	1,690,121	1,690,121	-	1,731,982	43,461	43,461
Residential Real Estate	853,294	892,495	-	964,590	9,903	9,903
Installment and Other Consumer	55,734	55,734	-	321,175	4,475	4,475
	$4,637,593	$4,880,273	$-	$7,510,986	$74,587	$74,587

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$8,094,556	$8,098,395	$1,771,537	$2,959,495	$17,742	$17,742
CRE
Owner-Occupied CRE	322,148	322,148	57,398	385,269	-	-
Commercial Construction, Land Development, and Other Land	4,353,817	4,353,817	577,611	1,022,930	-	-
Other Non Owner-Occupied CRE	239,600	239,600	58,910	47,920	-	-
Direct Financing Leases	1,566,143	1,566,143	848,919	841,733	36,303	36,303
Residential Real Estate	807,886	882,018	289,112	573,211	11,675	11,675
Installment and Other Consumer	50,356	50,356	39,481	40,384	527	527
	$15,434,506	$15,512,477	$3,642,968	$5,870,942	$66,247	$66,247

Total Impaired Loans/Leases:
C&I	$8,936,451	$9,049,995	$1,771,537	$5,817,838	$34,490	$34,490
CRE
Owner-Occupied CRE	322,148	415,922	57,398	697,511	-	-
Commercial Construction, Land Development, and Other Land	4,353,817	4,353,817	577,611	1,022,930	-	-
Other Non Owner-Occupied CRE	1,436,149	1,436,149	58,910	1,370,574	-	-
Direct Financing Leases	3,256,264	3,256,264	848,919	2,573,715	79,764	79,764
Residential Real Estate	1,661,180	1,774,513	289,112	1,537,801	21,578	21,578
Installment and Other Consumer	106,090	106,090	39,481	361,559	5,002	5,002
	$20,072,099	$20,392,750	$3,642,968	$13,381,928	$140,834	$140,834

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of December 31, 2016 and 2015:

	2016
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$796,568,451	$314,447,662	$158,108,465	$582,854,048	$1,851,978,626	96.40%
Special Mention (Rating 6)	6,305,772	7,559,380	1,780,000	4,437,122	20,082,274	1.05%
Substandard (Rating 7)	24,763,040	10,380,369	5,261,026	8,630,578	49,035,013	2.55%
Doubtful (Rating 8)	-	210	-	-	210	0.00%
	$827,637,263	$332,387,621	$165,149,491	$595,921,748	$1,921,096,123	100.00%

	2016
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$161,749,710	$227,277,070	$81,449,104	$470,475,884	98.77%
Nonperforming	3,669,650	1,956,034	216,591	5,842,275	1.23%
	$165,419,360	$229,233,104	$81,665,695	$476,318,159	100.00%

	2015
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$616,200,797	$238,119,608	$46,929,876	$406,027,442	$1,307,277,723	95.24%
Special Mention (Rating 6)	18,031,845	8,630,658	1,780,000	8,846,286	37,288,789	2.72%
Substandard (Rating 7)	13,927,250	5,772,898	373,968	7,888,029	27,962,145	2.04%
Doubtful (Rating 8)	-	-	-	-	-	0.00%
	$648,159,892	$252,523,164	$49,083,844	$422,761,757	$1,372,528,657	100.00%

	2015
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$171,951,421	$169,013,743	$73,081,751	$414,046,913	99.11%
Nonperforming	1,704,184	1,418,787	587,742	3,710,715	0.89%
	$173,655,605	$170,432,530	$73,669,493	$417,757,628	100.00%

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing troubled debt restructurings.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

As of December 31, 2016 and 2015, TDRs totaled $8,647,007 and $2,587,413, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the years ended December 31, 2016 and 2015. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of restructuring. The specific allowance is as of December 31, 2016 and 2015, respectively. The following excludes any TDRs that were restructured and paid off or charged off in the same year.

	2016
Classes of Loans/Leases	Number of Loans / Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of Maturity
C&I	3	$247,476	$247,476	$60,767
Direct Financing Leases	4	410,653	410,653	38,476
Residential Real Estate	1	277,092	277,092	187,492
	8	$935,221	$935,221	$286,735

CONCESSION - Significant Payment Delay
C&I	7	$4,562,427	$4,562,427	$813,041
Direct Financing Leases	13	1,149,493	1,149,493	125,940
	20	$5,711,920	$5,711,920	$938,981

CONCESSION - Interest Rate Adjusted Below Market
CRE - Other	1	$1,233,740	$1,233,740	$-
	1	$1,233,740	$1,233,740	$-

TOTAL	29	$7,880,881	$7,880,881	$1,225,716

	2015
Classes of Loans/Leases	Number of Loans/Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance

CONCESSION - Interest rate adjusted below market
Installment and Other Consumer	2	$37,979	$37,979	$12,013
	2	$37,979	$37,979	$12,013

TOTAL	2	$37,979	$37,979	$12,013

Of the TDRs reported above, eight with a post-modification recorded investment totaling $2,008,424 were on nonaccrual as of December 31, 2016 and one with a post-modification recorded investment totaling $14,027 was on nonaccrual as of December 31, 2015.

For the years ended December 31, 2016 and 2015, the Company had no TDRs that redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Not included in the table above, the Company had three TDRs that were restructured and charged off in 2016, totaling $341,952. There were no TDRs that were both restructured and charged off in 2015.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Loans are made in the normal course of business to directors, executive officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate committed amount of loans greater than or equal to $60,000 during the years ended December 31, 2016, 2015, and 2014, is as follows:

	2016	2015	2014

Balance, beginning	$42,012,313	$42,469,111	$39,192,966
Net increase (decrease) due to change in related parties	19,945,960	(3,606,418)	1,040,278
Advances	4,806,616	19,040,675	13,284,475
Repayments	(5,155,913)	(15,891,055)	(11,048,608)
Balance, ending	$61,608,976	$42,012,313	$42,469,111

The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio included a concentration of loans in certain industries as of December 31, 2016 and 2015 as follows:

	2016		2015
Industry Name	Balance	Percentage of Total Loans/Leases	Balance	Percentage of Total Loans/Leases

Lessors of Non-Residential Buildings	$359,040,649	15%	$311,138,005	17%
Lessors of Residential Buildings	166,036,201	7%	91,811,101	5%
Nonresidential Property Managers	76,504,076	3%	10,500,305	1%
Bank Holding Companies	66,069,612	3%	55,840,984	3%

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2016 and 2015:

	2016	2015

Land	$12,936,223	$6,655,796
Buildings (useful lives 15 to 50 years)	51,546,499	34,615,006
Furniture and equipment (useful lives 3 to 10 years)	28,458,946	24,953,570
Premises and equipment	92,941,668	66,224,372
Less accumulated depreciation	32,298,160	28,874,020
Premises and equipment, net	$60,643,508	$37,350,352

As a result of the acquisition of CSB in 2016, the Company assumed ownership of the related fixed assets, valued at approximately $20.7 million as of the acquisition date. This accounts for the increase in premises and equipment during 2016.

Certain facilities are leased under operating leases. Rental expense was $334,977, $339,839, and $484,868 for the years ended December 31, 2016, 2015, and 2014, respectively.

Future minimum rental commitments under noncancelable leases are as follows as of December 31, 2016:

Year ending December 31:
2017	226,283
2018	226,643
2019	162,833
$615,759

During 2016, the Company entered into a material related party transaction with an entity that is owned and controlled by a CRBT director. That business was chosen as the general contractor for the remodel of the Waterloo branch. The business was the original contractor for the branch and is recognized as a leader in Iowa and the Midwest market for the design and construction of financial services and professional office buildings. Based on the entity’s expertise, its experience as the original designer/builder of the branch location and a decline to bid from two other contractors, management chose the entity as the general contractor. Management determined that the bids received from the entity were at market rates.

The project total is estimated at $3.7 million. This is the full contract price, as subcontractors will be utilized to complete the work. It is estimated that the entity will receive $2.2 million for its work as the general contractor, including payments for a portion of the actual construction costs as the entity is completing a portion of the subcontracting work in addition to being the general contractor.

As of December 31, 2016, the Company had an outstanding commitment of $1.8 million left on the $3.7 million contract for the remodel of the Waterloo branch.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Goodwill and Intangibles

The following table presents the changes in the carrying amount of goodwill as of December 31, 2016 and 2015:

	2016	2015
Balance at the beginning of period	$3,222,688	$3,222,688
Goodwill from acquisition of CSB	9,888,225	-
Balance at the end of period	$13,110,913	$3,222,688

See Note 2 to the Consolidated Financial Statements for additional information regarding the acquisition of CSB and the related goodwill.

The Company has other intangible assets consisting of core deposit intangibles. The Company recognized a core deposit intangible that related to the acquisition of CNB in 2013. In 2016, the Company added a core deposit related to the acquisition of CSB, which totaled $6.4 million. See Note 2 to the Consolidated Financial Statements for additional information regarding the acquisition of CSB.

The following table presents the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2016 and 2015:

	2016	2015
Balance at the beginning of the period	$1,471,409	$1,670,921
Core deposit intangibles from acquisition of CSB	6,352,653	-
Amortization expense	(442,849)	(199,512)
Balance at the end of the period	$7,381,213	$1,471,409

Gross carrying amount	$8,347,780	$1,995,127
Accumulated amortization	(966,567)	(523,718)
Net book value	$7,381,213	$1,471,409

The following presents the estimated amortization expense of the core deposit intangible:

Years ending December 31,	Amount
2017	$923,467
2018	910,263
2019	893,886
2020	874,331
2021	851,600
Thereafter	2,927,666
$7,381,213

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Derivatives and Hedging Activities

Below is a summary of the interest rate cap derivatives held by the Company as of December 31, 2016 and 2015. An initial premium of $2.1 million was paid upfront for the two caps. The fair value of these instruments will fluctuate with market value changes, as well as amortization of the initial premium to interest expense.

Effective Date	Maturity Date	Balance Sheet Location	Notional Amount	Accounting Treatment	December 31, 2016 Fair Value	December 31, 2015 Fair Value
June 5, 2014	June 5, 2019	Other Assets	$15,000,000	Cash Flow Hedging	$179,939	$321,112
June 5, 2014	June 5, 2021	Other Assets	15,000,000	Cash Flow Hedging	396,588	534,912
			$30,000,000		$576,527	$856,024

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges to the extent they are effective hedges, are recorded as a component of accumulated other comprehensive income. The following is a summary of how AOCI was impacted during the reporting periods:

	Year Ended
	December 31, 2016	December 31, 2015
Unrealized loss at beginning of period, net of tax	$(799,421)	$(399,367)
Amount reclassified from accumulated other comprehensive income to noninterest income related to hedge ineffectiveness	(76,797)	(156)
Amount reclassified from accumulated other comprehensive income to interest expense related to caplet amortization	152,087	16,051
Amount of loss recognized in other comprehensive income, net of tax	(208,025)	(415,949)
Unrealized loss at end of period, net of tax	$(932,156)	$(799,421)

Changes in the fair value related to the ineffective portion of cash flow hedges, are reported in noninterest income during the period of the change. As shown in the table above, $76,797 and $156 of income from the change in fair value for the years ending December 31, 2016 and 2015, respectively, was due to ineffectiveness.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $250,000, was $300,852,485 and $235,565,570 as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:
2017	$367,576,999
2018	61,637,914
2019	33,529,173
2020	11,294,524
2021	6,539,314
$480,577,924

The Company had a $40.0 million PUD LOC with the FHLB of Des Moines and an $7.0 million PUD LOC with the FHLB of Chicago for the purpose of providing additional collateral on public deposits as of December 31, 2016. As of December 31, 2015, the Company had a $45.0 million PUD LOC with the FHLB of Des Moines and an $8.0 million PUD LOC with the FHLB of Chicago. There were no amounts outstanding under these letters of credit as of December 31, 2016 or 2015.

Note 9. Short-Term Borrowings

Short-term borrowings as of December 31, 2016 and 2015 are summarized as follows:

	2016	2015

Overnight repurchase agreements with customers	$8,131,387	$73,872,716
Federal funds purchased	31,840,000	70,790,000
	$39,971,387	$144,662,716

The Company’s overnight repurchase agreements with customers are collateralized by investment securities with carrying values as follows:

	2016	2015
U.S. govt. sponsored agency securities	$630,077	$29,499,803
Residential mortgage-backed and related securities	19,090,261	65,888,911
Total securities pledged to overnight customer repurchase agreements	$19,720,338	$95,388,714
Less: overcollateralized position	11,588,951	21,515,998
	$8,131,387	$73,872,716

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Short-Term Borrowings (continued)

The securities underlying the agreements as of December 31, 2016 and 2015 were under the Company's control in safekeeping at third-party financial institutions.

Information concerning overnight repurchase agreements with customers is summarized as follows as of December 31, 2016 and 2015:

	2016	2015

Average daily balance during the period	$30,082,866	$121,186,231
Average daily interest rate during the period	0.07%	0.11%
Maximum month-end balance during the period	$59,833,229	$159,407,193
Weighted average rate as of end of period	0.02%	0.11%

Information concerning federal funds purchased is summarized as follows as of December 31, 2016 and 2015:

	2016	2015

Average daily balance during the period	$19,105,595	$32,826,489
Average daily interest rate during the period	0.56%	0.41%
Maximum month-end balance during the period	$51,750,000	$126,220,000
Weighted average rate as of end of period	0.70%	0.57%

Note 10. FHLB Advances

The subsidiary banks are members of the FHLB of Des Moines or Chicago. Maturity and interest rate information on advances from FHLB as of December 31, 2016 and 2015 is as follows:

	December 31, 2016
		Weighted		Weighted
		Average	Amount Due	Average
		Interest Rate	with	Interest Rate
	Amount Due	at Year-End	Putable Option *	at Year-End
Maturity:
Year ending December 31:
2017	$112,500,000	0.78%	$-	-
2018	25,000,000	3.35	-	-
Total FHLB advances	$137,500,000	1.25%	$-	-

	December 31, 2015
		Weighted		Weighted
		Average	Amount Due	Average
		Interest Rate	with	Interest Rate
	Amount Due	at Year-End	Putable Option *	at Year-End
Maturity:
Year ending December 31:
2016	$103,000,000	0.56%	$2,000,000	4.00%
2017	18,000,000	2.89	-	-
2018	30,000,000	3.27	5,000,000	2.84
Total FHLB advances	$151,000,000	1.37%	$7,000,000	3.17%

*Of the advances outstanding, a portion have putable options which allow the FHLB, at its discretion, to terminate the advances and require the subsidiary banks to repay at predetermined dates prior to the stated maturity date of the advances.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. FHLB Advances (continued)

Advances are collateralized by loans of $669,513,037 and $480,466,274 as of December 31, 2016 and 2015, respectively, in aggregate. On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type. Although advance balances have decreased significantly in 2015 and 2016, the Company continues to pledge loans under blanket liens to provide off balance sheet liquidity.

As of December 31, 2016 and included with the 2016 maturity grouping above are $104.5 million of short-term advances from the FHLB. These advances have maturities ranging from 1 day to 1 month. Short-term and overnight advances totaled $84.0 million as of December 31, 2015 and had maturities ranging from 1 day to 1 month.

Throughout 2015 and 2016, the Company has executed several balance sheet restructuring strategies in an effort to reduce reliance on wholesale funding. These strategies will continue to be evaluated in the future. A summary of prepayments of FHLB advances related to these restructurings is summarized in the following table for the years ended December 31, 2016 and 2015, respectively:

2016
Date of Restructuring	Amount	Weighted Average Interest Rate	Range of Maturity Dates	Prepayment Fees

First Quarter of 2016	$10,000,000	3.86%	December 2017	$524,197
Third Quarter of 2016	5,000,000	2.84%	February 2018	127,310
Fourth Quarter of 2016	15,000,000	3.14%	September 2017 to November 2017	357,161
Total for 2016	$30,000,000	3.33%		$1,008,668

2015
Date of Restructuring	Amount	Weighted Average Interest Rate	Range of Maturity Dates	Prepayment Fees

Second Quarter of 2015	$75,500,000	4.36%	May 2016 to June 2019	$5,692,185
Fourth Quarter of 2015	3,000,000	3.98%	May 2018	209,416
Total for 2015	$78,500,000	4.35%		$5,901,601

All prepayment fees shown in the table above are included in losses on debt extinguishment in the statements of income.

As of December 31, 2016 and 2015, the subsidiary banks held $9,271,300 and $9,135,900, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheet.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Other Borrowings and Unused Lines of Credit

Other borrowings as of December 31, 2016 and 2015 are summarized as follows:

	2016	2015

Wholesale structured repurchase agreements	$45,000,000	$110,000,000
Term note	30,000,000	-
Revolving line of credit	5,000,000	-
	$80,000,000	$110,000,000

The Company’s wholesale structured repurchase agreements are collateralized by investment securities with carrying values as follows:

	2016	2015
U.S. govt. sponsored agency securities	$20,798,703	$129,824,128
Residential mortgage-backed and related securities	31,321,028	-
Total securities pledged to wholesale customer repurchase agreements	$52,119,731	$129,824,128
Less: overcollateralized position	7,119,731	19,824,128
	$45,000,000	$110,000,000

Inherent in the wholesale structured repurchase agreements is a risk that the fair value of the collateral pledged on the agreements could decline below the amount obligated under the agreements. The Company considers this risk minimal. The Company maintains an overcollateralized position that is sufficient to cover any minor interest rate movements.

Throughout 2015 and 2016, the Company has executed several balance sheet restructuring strategies in an effort to reduce reliance on wholesale funding. These strategies will continue to be evaluated in the future. A summary of prepayments of wholesale structured repurchase agreements related to those restructurings is summarized in the following table for the years ended December 31, 2016 and 2015, respectively:

2016
Date of Restructuring	Amount	Weighted Average Interest Rate	Range of Maturity Dates	Prepayment Fees

First Quarter of 2016	$10,000,000	3.97%	July 2018	$759,000
Third Quarter 2016	55,000,000	3.27%	February 2019 to September 2020	4,010,000
Total for 2016	$65,000,000	3.38%		$4,769,000

2015
Date of Restructuring	Amount	Weighted Average Interest Rate	Range of Maturity Dates	Prepayment Fees

Second Quarter of 2015	$10,000,000	4.40%	May 2019	$1,202,000
Fourth Quarter of 2015	5,000,000	3.46%	May 2019	382,000
Total for 2015	$15,000,000	4.09%		$1,584,000

All prepayment fees shown in the table above are included in losses on debt extinguishment in the statements of income. There were no material modifications of borrowings during 2016, 2015 or 2014.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Other Borrowings and Unused Lines of Credit (continued)

Maturity and interest rate information concerning wholesale structured repurchase agreements is summarized as follows:

	December 31, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End
Maturity:
Year ending December 31:
2017	$10,000,000	3.00%	$10,000,000	3.00%
2018	-	0.00	10,000,000	3.97
2019	10,000,000	3.44	45,000,000	3.40
2020	25,000,000	2.48	45,000,000	2.66
Total Wholesale Structured Repurchase Agreements	$45,000,000	2.81%	$110,000,000	3.11%

Each wholesale structured repurchase agreement has a one-time put option, at the discretion of the counterparty, to terminate the agreement and require the subsidiary bank to repay at predetermined dates prior to the stated maturity date of the agreement. Of the $45.0 million in wholesale structured repurchase agreements outstanding at December 31, 2016, $25.0 million no longer have put options and $20.0 million are putable in 2017.

At December 31, 2014, the Company had a 4-year term note with principal and interest due quarterly. Interest was calculated at the effective LIBOR rate plus 3.00% per annum (3.23% at December 31, 2014) and the balance totaled $17,625,000 at December 31, 2014. After two quarterly principal payments totaling $2,350,000 were made in January and April 2015, the resulting balance of the term debt was $15,275,000. In May 2015, the Company repaid this term note in its entirety without prepayment penalty and using proceeds from a common stock offering. Additional information regarding the common stock offering is described in Note 16 to the Consolidated Financial Statements.

As of December 31, 2015, the Company maintained a $40.0 million revolving line of credit note, with interest calculated at the effective LIBOR rate plus 2.50% per annum (3.10% at December 31, 2015). At December 31, 2015, the Company had not borrowed on this revolving credit note and had the full amount available. At the renewal date in June 2016, the note was amended to provide a $10.0 million revolving line of credit note and a $30.0 million term note commitment with a five-year term. Interest on the revolving line of credit is calculated at the effective LIBOR rate plus 2.50% per annum (3.27% at December 31, 2016). Interest on the term note is calculated at the effective LIBOR rate plus 3.00% per annum (3.77% at December 31, 2016). Upon closing of the acquisition of CSB, the Company utilized the full $30.0 million term note commitment and borrowed $5.0 million on the revolving line of credit note. For the term note, the Company is required to make quarterly principal payments of $1.5 million with maturity information as of December 31, 2016, summarized as follows:

As of December 31, 2016
2017	6,000,000
2018	6,000,000
2019	6,000,000
2020	6,000,000
2021	6,000,000
$30,000,000

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Other Borrowings and Unused Lines of Credit (continued)

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

Unused lines of credit of the subsidiary banks as of December 31, 2016 and 2015 are summarized as follows:

	2016	2015

Secured	$34,409,192	$14,601,432
Unsecured	347,000,000	332,000,000
	$381,409,192	$346,601,432

The Company pledges the eligible portion of its municipal securities portfolio and select C&I and CRE loans to the Federal Reserve Bank of Chicago for borrowing at the Discount Window.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Junior Subordinated Debentures

Junior subordinated debentures are summarized as of December 31, 2016 and 2015 as follows:

	2016	2015

Note Payable to QCR Holdings Capital Trust II	$10,310,000	$10,310,000
Note Payable to QCR Holdings Capital Trust III	8,248,000	8,248,000
Note Payable to QCR Holdings Capital Trust IV	-	5,155,000
Note Payable to QCR Holdings Capital Trust V	10,310,000	10,310,000
Note Payable to Community National Trust II	3,093,000	3,093,000
Note Payable to Community National Trust III	3,609,000	3,609,000
Market Value Discount per ASC 805*	(2,089,798)	(2,225,948)
	$33,480,202	$38,499,052

*Discount on junior subordinated debt acquired in 2013 as part of the purchase of Community National

 A schedule of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities including the amounts outstanding as of December 31, 2016 and 2015, is as follows:

Name	Date Issued	Amount Outstanding December 31, 2016	Amount Outstanding December 31, 2015	Interest Rate	Interest Rate as of December 31, 2016	Interest Rate as of December 31, 2015

QCR Holdings Statutory Trust II*	February 2004	$10,310,000	$10,310,000	2.85% over 3-month LIBOR	3.85%	3.18%
QCR Holdings Statutory Trust III	February 2004	8,248,000	8,248,000	2.85% over 3-month LIBOR	3.85%	3.18%
QCR Holdings Statutory Trust IV	May 2005	-	5,155,000	1.80% over 3-month LIBOR	N/A	2.12%
QCR Holdings Statutory Trust V	February 2006	10,310,000	10,310,000	1.55% over 3-month LIBOR	2.43%	1.87%
Community National Statutory Trust II	September 2004	3,093,000	3,093,000	2.17% over 3-month LIBOR	3.17%	2.74%
Community National Statutory Trust III	March 2007	3,609,000	3,609,000	1.75% over 3-month LIBOR	2.71%	2.26%
		$35,570,000	$40,725,000	Weighted Average Rate	3.26%	2.60%

*Original amount issued for QCR Holdings Statutory Trust II was $12,372,000.

Securities issued by all of the trusts listed above mature 30 years from the date of issuance, but all are currently callable at par at any time. Interest rate reset dates vary by Trust.

During 2015, the Company acquired and extinguished $2.1 million of the QCR Holdings Statutory Trust II junior subordinated debentures and recorded a $300,000 gain on the extinguishment, which is included within the overall net losses on debt extinguishments in the statements of income. The Company was able to acquire the related security at a discount through auction, which resulted in the gain. The interest rate on this debenture floated at LIBOR plus 2.85% and had a rate of 3.18% at the time of extinguishment.

In 2016, the Company extinguished $5.1 million of the QCR Holdings Capital Trust IV junior subordinated debentures (the full balance outstanding) and recorded a $1.2 million gain on extinguishment (pre-tax), as the Company was able to acquire the related security at a discount through auction. This gain is included within the overall net losses on debt extinguishments in the statements of income for 2016. The interest rate on these debentures floated at 3-month LIBOR plus 1.80% and had a rate of 2.42% at the time of extinguishment. QCR Holdings Capital Trust IV was dissolved after the extinguishment.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014

Current	$11,969,194	$5,673,774	$4,203,979
Deferred	(3,066,407)	(2,004,532)	(1,165,009)
	$8,902,787	$3,669,242	$3,038,970

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2016, 2015, and 2014:

	Years Ended December 31,
	2016		2015		2014
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Computed "expected" tax expense	$12,806,351	35.0%	$7,208,993	35.0%	$6,297,027	35.0%
Effect of graduated tax rates	(250,013)	(0.7)	(76,973)	(0.4)	(79,529)	(0.4)
Tax exempt income, net	(4,343,270)	(11.9)	(3,461,438)	(16.8)	(2,646,275)	(14.7)
Bank-owned life insurance	(619,988)	(1.7)	(616,737)	(3.0)	(585,312)	(3.3)
State income taxes, net of federal benefit, current year	1,245,524	3.4	767,557	3.7	497,068	2.8
Change in unrecognized tax benefits	121,008	0.3	223,668	1.1	(55,728)	(0.3)
Acquisition costs	176,050	0.5	-	-	-	-
Other	(232,875)	(0.6)	(375,828)	(1.8)	(388,281)	(2.1)
	$8,902,787	24.3%	$3,669,242	17.8%	$3,038,970	17.0%

Changes in the unrecognized tax benefits included in other liabilities are as follows for the years ended December 31, 2016 and 2015:

	2016	2015

Balance, beginning	$1,225,959	$1,002,291
Impact of tax positions taken during current year	319,047	468,055
Gross increase related to tax positions of prior years	17,789	16,965
Reduction as a result of a lapse of the applicable statute of limitations	(215,828)	(261,352)
Balance, ending	$1,346,967	$1,225,959

Included in the unrecognized tax benefits liability at December 31, 2016 are potential benefits of approximately $1,124,000 that, if recognized, would affect the effective tax rate.

The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At December 31, 2016 and 2015, accrued interest on uncertain tax positions was approximately $223,000 and $221,000, respectively. Estimated interest related to the underpayment of income taxes is classified as a component of “income taxes” in the statements of income.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Federal and State Income Taxes (continued)

The Company’s federal income tax returns are open and subject to examination from the 2013 tax return year and later. Various state franchise and income tax returns are generally open from the 2012 and later tax return years based on individual state statute of limitations.

The net deferred tax assets consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
Alternative minimum tax credits	$6,513,502	$5,475,062
New markets tax credits	1,797,587	2,700,000
Net unrealized losses on securities available for sale and derivative instruments	1,470,759	1,268,068
Compensation	8,737,976	8,687,856
Loan/lease losses	10,479,227	8,802,271
Net operating loss carryforwards, federal and state	1,879,746	2,069,093
Other	247,594	452,854
	31,126,391	29,455,204
Deferred tax liabilities:
Premises and equipment	4,899,107	1,173,966
Equipment financing leases	22,050,540	25,059,159
Acquisition fair value adjustments	1,336,338	1,755,874
Investment accretion	46,581	44,462
Deferred loan origination fees, net	261,915	137,461
Other	456,219	678,227
	29,050,700	28,849,149
Net deferred tax asset	$2,075,691	$606,055

At December 31, 2016, the Company had $5.1 million of federal tax net operating loss carryforwards which are set to expire in varying amounts between 2029 and 2033. At December 31, 2016, the Company had $3.7 million of state tax net operating loss carryforwards which are set to expire in varying amounts between 2023 and 2028. All of the federal tax net operating loss carryforwards and the majority of the state tax net operating loss carryforwards were acquired from Community National and CNB.

The change in deferred income taxes was reflected in the consolidated financial statements as follows for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014

Provision for income taxes	$(3,066,407)	$(2,004,532)	$(1,165,009)
Net deferred tax asset acquired from CSB	(3,310,553)	-	-
Net deferred tax asset resulting from market value adjustments of acquisition of CSB	5,110,015	-	-
Statement of stockholders' equity- Accumulated other comprehensive income (loss)	(202,691)	(81,524)	7,281,574
	$(1,469,636)	$(2,086,056)	$6,116,565

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Employee Benefit Plans

The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee's compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the years ended December 31, 2016, 2015, and 2014 were as follows:

	2016	2015	2014

Matching contribution	$1,365,111	$1,314,276	$1,179,979
Discretionary contribution	-	-	198,800
	$1,365,111	$1,314,276	$1,378,779

The Company has entered into nonqualified SERPs with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans. During the years ended December 31, 2016, 2015, and 2014, the Company expensed $322,575, $297,826, and $650,016, respectively, related to these plans. As of December 31, 2016 and 2015, the liability related to the SERPs, included in other liabilities, was $4,093,355 and $3,934,605, respectively. Payments to former executives in the amounts of $163,825, $163,824 and $117,000 were made in 2016, 2015 and 2014, respectively.

The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements, the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution varies by officer and is a maximum of between $8,000 and $25,000 annually. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate subject to a minimum of 4% and a maximum of 12% with such limits differing by officer. The Company has also entered into deferred compensation agreements with certain other officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution differs by officer and is a maximum between 4% and 10% of the officer’s compensation. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate plus one percentage point, and has a minimum of 4% and shall not exceed 8%. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. As of December 31, 2016 and 2015, the liability related to the agreements totaled $10,389,326 and $8,875,025, respectively.

Changes in the deferred compensation agreements, included in other liabilities, are as follows for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014

Balance, beginning	$8,875,025	$7,503,692	$6,224,368
Company expense	832,974	726,001	661,611
Employee deferrals	744,168	693,656	628,589
Cash payments made	(62,841)	(48,324)	(10,876)
Balance, ending	$10,389,326	$8,875,025	$7,503,692

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Stock-Based Compensation

Stock-based compensation expense was reflected in the consolidated financial statements as follows for the years ended December 31, 2016, 2015, and 2014.

	2016	2015	2014

Stock option and incentive plans	$885,757	$885,524	$832,845
Stock purchase plan	61,417	55,945	58,774
	$947,174	$941,469	$891,619

Stock option and incentive plans:

The Company’s Board of Directors adopted in January 2008, and the stockholders approved in May 2008, the QCR Holdings, Inc. 2008 Equity Incentive Plan (“2008 Equity Incentive Plan”). The Company’s Board of Directors adopted in February 2010, and the stockholders approved in May 2010, the QCR Holdings, Inc. 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”). The Company’s Board of Directors adopted in February 2013, and the stockholders approved in May 2013, the QCR Holdings, Inc. 2013 Equity Incentive Plan (“2013 Equity Incentive Plan”). The Company’s Board of Directors adopted in February 2016, and the stockholders approved in May 2016, the QCR Holdings, Inc. 2016 Equity Incentive Plan (“2016 Equity Incentive Plan”). Up to 250,000, 350,000, 350,000, and 400,000 shares of common stock, respectively, may be issued to employees and directors of the Company and its subsidiaries pursuant to equity incentive awards granted under these plans.

The 2008 Equity Incentive Plan, the 2010 Equity Incentive Plan, the 2013 Equity Incentive Plan, and the 2016 Equity Incentive Plan (collectively, “the stock option plans”) are administered by the Compensation Committee of the Board of Directors (the “Committee”). As of December 31, 2016, there were 412,658 remaining shares of common stock available for grant under the stock option plans; however, such additional shares may be issued only under the 2016 Equity Incentive Plan.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Stock-Based Compensation (continued)

A summary of the stock option plans as of December 31, 2016, 2015, and 2014 and changes during the years then ended is presented below:

	December 31,
	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning	623,176	$13.88	661,771	$13.89	662,506	$13.82
Granted	76,749	22.92	73,403	17.63	82,609	17.11
Exercised	(111,423)	14.97	(79,638)	14.70	(23,659)	10.22
Forfeited	(541)	18.36	(32,360)	20.69	(59,685)	19.02
Outstanding, ending	587,961	14.83	623,176	13.88	661,771	13.89

Exercisable, ending	385,372		405,832		420,429

Weighted average fair value per option of options granted during the period	$7.31		$5.11		$5.68

A further summary of options outstanding as of December 31, 2016 is presented below:

			Options Outstanding
				Weighted		Options Exercisable
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price

$7.99	to	$8.93	35,040	3.84	$8.18	35,040	$8.18
$9.00	to	$9.30	160,707	3.82	9.22	147,200	9.22
$15.00	to	$16.85	168,164	3.64	15.69	147,291	15.69
$17.10	to	$18.00	145,551	7.56	17.25	55,341	17.25
$21.71	to	$31.53	78,499	9.09	21.71	500	21.71
			587,961			385,372

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Stock-Based Compensation (continued)

Stock purchase plan:

The Company’s Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). On May 2, 2012, the Company’s stockholders approved a complete amendment and restatement of the Purchase Plan. As of January 1, 2016, there were 206,632 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 90% of the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in an offering period is $7,500. Additionally, the maximum percentage that any one participant can elect to contribute is 8% of his or her compensation for the years ended December 31, 2016, 2015, and 2014. Information for the stock purchase plan for the years ended December 31, 2016, 2015, and 2014 is presented below:

	2016	2015	2014

Shares granted	18,711	23,408	24,811
Shares purchased	20,192	24,033	25,321
Weighted average fair value per share granted	$3.28	$2.39	$2.37

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of December 31, 2016 and 2015, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2016 and 2015 are also presented in the following table (dollars in thousands). As of December 31, 2016 and 2015, the subsidiary banks met the requirements to be “well capitalized”.

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer*			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2016:
Company:
Total risk-based capital	$327,440	11.56%	$244,289	>	8.625%	$283,233	>	10.0%
Tier 1 risk-based capital	296,366	10.46%	187,642	>	6.625	226,587	>	8.0
Tier 1 leverage	296,366	9.10%	130,229	>	4.000	162,787	>	5.0
Common equity Tier 1	266,419	9.41%	145,157	>	5.125	184,102	>	6.5
Quad City Bank & Trust:
Total risk-based capital	$142,990	12.27%	$100,494	>	8.625%	$116,515	>	10.0%
Tier 1 risk-based capital	129,524	11.12%	77,191	>	6.625	93,212	>	8.0
Tier 1 leverage	129,524	9.18%	56,445	>	4.000	70,556	>	5.0
Common equity Tier 1	129,524	11.12%	59,714	>	5.125	75,735	>	6.5
Cedar Rapids Bank & Trust:
Total risk-based capital	$106,791	12.82%	$71,828	>	8.625%	$83,279	>	10.0%
Tier 1 risk-based capital	96,369	11.57%	55,173	>	6.625	66,623	>	8.0
Tier 1 leverage	96,369	10.69%	36,061	>	4.000	45,076	>	5.0
Common equity Tier 1	96,369	11.57%	42,681	>	5.125	54,132	>	6.5
Community State Bank:
Total risk-based capital	$68,216	13.81%	$42,609	>	8.625%	$49,402	>	10.0%
Tier 1 risk-based capital	66,746	13.51%	32,729	>	6.625	39,522	>	8.0
Tier 1 leverage	66,746	11.75%	22,726	>	4.000	28,408	>	5.0
Common equity Tier 1	66,746	13.51%	25,319	>	5.125	32,111	>	6.5
Rockford Bank & Trust:
Total risk-based capital	$42,007	12.26%	$29,551	>	8.625%	$34,262	>	10.0%
Tier 1 risk-based capital	37,716	11.01%	22,699	>	6.625	27,410	>	8.0
Tier 1 leverage	37,716	9.57%	15,772	>	4.000	19,716	>	5.0
Common equity Tier 1	37,716	11.01%	17,559	>	5.125	22,270	>	6.5

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Regulatory Capital Requirements and Restrictions on Dividends (continued)

	Actual		For Capital Adequacy Purposes*			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2015:
Company:
Total risk-based capital	$280,273	13.11%	$170,969	>	8.0%	$213,711	>	10.0%
Tier 1 risk-based capital	253,891	11.88%	128,227	>	6.0	170,969	>	8.0
Tier 1 leverage	253,891	9.75%	104,163	>	4.0	130,203	>	5.0
Common equity Tier 1	220,800	10.33%	96,170	>	4.5	138,912	>	6.5
Quad City Bank & Trust:
Total risk-based capital	$135,477	12.50%	$86,726	>	8.0%	$108,407	>	10.0%
Tier 1 risk-based capital	123,498	11.39%	65,044	>	6.0	86,726	>	8.0
Tier 1 leverage	123,498	8.87%	55,718	>	4.0	69,648	>	5.0
Common equity Tier 1	123,498	11.39%	48,783	>	4.5	70,465	>	6.5
Cedar Rapids Bank & Trust:
Total risk-based capital	$105,285	14.39%	$58,537	>	8.0%	$73,172	>	10.0%
Tier 1 risk-based capital	96,118	13.14%	43,903	>	6.0	58,537	>	8.0
Tier 1 leverage	96,118	10.96%	35,079	>	4.0	43,848	>	5.0
Common equity Tier 1	96,118	13.14%	32,927	>	4.5	47,562	>	6.5
Rockford Bank & Trust:
Total risk-based capital	$38,544	11.96%	$25,772	>	8.0%	$32,216	>	10.0%
Tier 1 risk-based capital	34,514	10.71%	19,329	>	6.0	25,772	>	8.0
Tier 1 leverage	34,514	9.59%	14,401	>	4.0	18,001	>	5.0
Common equity Tier 1	34,514	10.71%	14,497	>	4.5	20,940	>	6.5

*The minimums under Basel III phase in higher by .625% (the capital conservation buffer) for all ratios other than Tier 1 leverage annually until 2019. The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Common equity Tier 1). At December 31, 2015, the New Basel III minimums mirrored the minimums required for capital adequacy purposes. The first phase-in of the Basel III capital conservation buffer occurred in 2016.

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in four private placements and assumed two issues of junior subordinated debentures in connection with the Community National acquisition. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. These circumstances did not exist at December 31, 2016 or 2015.

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

The Company filed a universal shelf registration statement on Form S-3 with the SEC on October 27, 2016, as amended on January 11, 2017. Declared effective by the SEC on January 31, 2017, the registration statement allows the Company to offer and sell various types of securities, including common stock, preferred stock, debt securities and/or warrants, from time to time up to an aggregate amount of $100 million. The Company utilized $30.1 million of its previous $100 million shelf registration filing through the offer and sale of its common stock in the second quarter of 2016 to help fund the acquisition of CSB (see Note 2 to the Consolidated Financial Statements). This Form S-3 filing replenishes the amount available to the previous level of $100 million. The specific terms and prices of any securities offered pursuant to the registration statement will be determined at the time of any future offering and described in a separate prospectus supplement, which would be filed with the SEC at the time of the particular offering, if any.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17. Earnings per Share

The following information was used in the computation of basic and diluted EPS for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014

Net income	$27,686,787	$16,927,881	$14,952,537
Less: Preferred stock dividends	-	-	1,081,877
Net income attributable to QCR Holdings, Inc. common stockholders	$27,686,787	$16,927,881	$13,870,660

EPS attributable to QCR Holdings, Inc. common stockholders
Basic	$2.20	$1.64	$1.75
Diluted	$2.17	$1.61	$1.72

Weighted average common shares outstanding*	12,570,767	10,345,286	7,925,220
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan**	195,236	154,555	123,441
Weighted average common and common equivalent shares outstanding	12,766,003	10,499,841	8,048,661

*The increase in weighted average common shares outstanding from 2014 to 2015 was primarily due to the common stock issuance discussed in Note 16 to the Consolidated Financial Statements. The increase in weighted average common shares outstanding from 2015 to 2016 was primarily due to the common stock issuance discussed in Note 2 to the Consolidated Financial Statements.

**Excludes anti-dilutive shares of 17,739, 36,572, and 124,983 at December 31, 2016, 2015 and 2014, respectively.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2016 and 2015, no amounts had been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.

As of December 31, 2016 and 2015, commitments to extend credit aggregated $666,778,085 and $480,475,033, respectively. As of December 31, 2016 and 2015, standby letters of credit aggregated $15,697,469 and $13,067,100, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $1,135,500 and $565,850 as of December 31, 2016 and 2015, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18. Commitments and Contingencies (continued)

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates of insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $916,900 and $524,400 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2016 and 2015, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2016, 2015, and 2014. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

Aside from cash on-hand and in-vault, the majority of the Company's cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $135.6 million and $101.0 million as of December 31, 2016 and 2015, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

In an arrangement with Goldman Sachs, CRBT offers a cash management program for select customers. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund administered by Goldman Sachs. At December 31, 2016 and 2015, the Company had $117,985,224 and $105,290,874, respectively of customer funds invested in this cash management program. In the opinion of management, no material risk of loss exists due to the financial condition of Goldman Sachs.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19. Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2016
	March	June	September	December
	2016	2016	2016	2016

Total interest income	$23,502,059	$23,913,284	$26,816,735	$32,235,657
Total interest expense	2,904,537	2,904,471	3,185,958	2,955,992
Net interest income	20,597,522	21,008,813	23,630,777	29,279,665
Provision for loan/lease losses	2,072,985	1,197,850	1,607,986	2,599,345
Noninterest income	6,822,473	6,762,401	10,423,401	7,028,600
Noninterest expense	16,954,498	17,743,753	24,480,483	22,307,178
Income before taxes	8,392,512	8,829,611	7,965,709	11,401,742
Federal and state income tax expense	2,019,023	2,153,144	1,858,208	2,872,412
Net income	$6,373,489	$6,676,467	$6,107,501	$8,529,330

EPS:
Basic	$0.54	$0.54	$0.47	$0.65
Diluted	$0.53	$0.53	$0.46	$0.64

	Year Ended December 31, 2015
	March	June	September	December
	2015	2015	2015	2015

Total interest income	$21,901,730	$22,050,612	$23,141,112	$22,909,799
Total interest expense	4,119,513	3,559,776	3,003,586	3,023,654
Net interest income	17,782,217	18,490,836	20,137,526	19,886,145
Provision for loan/lease losses	1,710,456	2,348,665	1,635,263	1,176,516
Noninterest income	6,252,896	5,495,829	6,402,686	6,211,910
Noninterest expense	17,235,279	24,136,229	15,947,091	15,873,423
Income (loss) before taxes	5,089,378	(2,498,229)	8,957,858	9,048,116
Federal and state income tax expense (benefit)	911,489	(1,974,411)	2,468,871	2,263,293
Net income (loss)	$4,177,889	$(523,818)	$6,488,987	$6,784,823

EPS:
Basic	$0.52	$(0.05)	$0.55	$0.58
Diluted	$0.52	$(0.05)	$0.55	$0.57

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

Condensed Balance Sheets

December 31, 2016 and 2015

	2016	2015
Assets

Cash and due from banks	$6,929,755	$3,650,133
Interest-bearing deposits at financial institutions	651	701
Securities available for sale, at fair value	1,545,565	1,398,255
Investment in bank subsidiaries	345,866,288	256,709,890
Investment in nonbank subsidiaries	1,154,642	1,318,227
Premises and equipment, net	5,104,677	4,502,435
Other assets	15,245,521	12,797,292
Total assets	$375,847,099	$280,376,933

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$35,000,000	$-
Junior subordinated debentures	33,480,202	38,499,052
Other liabilities	21,326,098	15,992,131
Total liabilities	89,806,300	54,491,183

Stockholders' Equity:
Common stock	13,106,845	11,761,083
Additional paid-in capital	156,776,642	123,282,851
Retained earnings	118,616,901	92,965,645
Accumulated other comprehensive loss	(2,459,589)	(2,123,829)
Total stockholders' equity	286,040,799	225,885,750
Total liabilities and stockholders' equity	$375,847,099	$280,376,933

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements (continued)

Condensed Statements of Income

Years Ended December 31, 2016, 2015, and 2014

	2016	2015	2014

Total interest income	$74,489	$69,774	$40,815
Equity in net income of bank subsidiaries	33,467,712	22,059,086	20,333,194
Equity in net income of nonbank subsidiaries	32,674	32,823	32,675
Securities gains	37,596	262,800	-
Other	(2,933)	(4,436)	7,486
Total income	33,609,538	22,420,047	20,414,170

Interest expense	1,735,769	1,679,909	1,986,752
Salaries and employee benefits	4,607,887	4,847,507	4,671,719
Professional fees	949,442	1,121,094	1,100,714
Acquisition costs	1,713,602	-	-
Gains on debt extinguishment	(1,200,000)	(300,000)	-
Other	988,057	949,041	635,081
Total expenses	8,794,757	8,297,551	8,394,266

Income before income tax benefit	24,814,781	14,122,496	12,019,904

Income tax benefit	2,872,006	2,805,385	2,932,633
Net income	$27,686,787	$16,927,881	$14,952,537

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements (continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2016, 2015, and 2014

	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$27,686,787	$16,927,881	$14,952,537
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of bank subsidiaries	(33,467,712)	(22,059,086)	(20,333,194)
Earnings of nonbank subsidiaries	(32,674)	(32,823)	(32,675)
Distributions from bank subsidiaries	26,000,000	9,700,000	20,500,000
Distributions from nonbank subsidiaries	32,860	32,695	32,684
Accretion of acquisition fair value adjustments	136,150	137,317	133,905
Depreciation	222,256	174,757	100,158
Stock-based compensation expense	947,174	941,469	891,619
Securities gains, net	(37,596)	(262,801)	-
Gains on debt extinguishment	(1,200,000)	(300,000)	-
Decrease (increase) in other assets	(2,346,253)	(5,929,110)	1,912,597
(Decrease) increase in other liabilities	5,105,251	5,502,390	2,644,458
Net cash provided by operating activities	23,046,243	4,832,689	20,802,089

Cash Flows from Investing Activities:
Net increase in interest-bearing deposits at financial institutions	50	189,426	(2,726)
Activity in securities portfolio:
Purchases	(3,873,060)	(1,764,137)	(40,523)
Calls, maturities and redemptions	3,800,000	1,772,719	71,429
Sales	132,738	489,828	-
Capital infusion, bank subsidiaries	-	(45,600,000)	-
Net cash paid for Community State Bank acquisition	(80,000,000)	-	-
Purchase of premises and equipment	(824,498)	(1,517,157)	(16,618)
Net cash (used in) provided by investing activities	(80,764,770)	(46,429,321)	11,562

Cash Flows from Financing Activities:
Activity in other borrowings:
Proceeds from other borrowings	35,000,000	-	10,000,000
Calls, maturities and scheduled principal payments	-	(2,350,000)	(2,359,207)
Prepayments	-	(19,395,116)	-
Retirement of junior subordinated debentures	(3,955,000)	(1,762,000)	-
Payment of cash dividends on common and preferred stock	(1,981,541)	(782,054)	(1,964,608)
Net proceeds from common stock offering, 3,680,000 shares issued	-	63,484,123	-
Net proceeds from common stock offering, 1,215,000 shares issued	29,828,916	-	-
Redemption of 29,867 shares of Series F Noncumulative Perpetual Preferred Stock, net	-	-	(29,823,922)
Proceeds from issuance of common stock, net	2,105,774	1,552,673	620,641
Net cash provided by (used in) financing activities	60,998,149	40,747,626	(23,527,096)
Net increase (decrease) in cash and due from banks	3,279,622	(849,006)	(2,713,445)

Cash and due from banks:
Beginning	3,650,133	4,499,139	7,212,584
Ending	$6,929,755	$3,650,133	$4,499,139

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

●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis comprised the following at December 31, 2016 and 2015:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2016:
Securities available for sale:
U.S. govt. sponsored agency securities	$46,083,607	$-	$46,083,607	$-
Residential mortgage-backed securities	147,702,127	-	147,702,127	-
Municipal securities	52,604,426	-	52,604,426	-
Other securities	4,722,979	1,361	4,721,618	-
Interest rate caps	576,527	-	576,527	-
Interest rate swaps - assets	2,338,281	-	2,338,281
Total assets measured at fair value	$254,027,947	$1,361	$254,026,586	$-

Interest rate swaps - liabilities	$2,338,281	$-	$2,338,281	$-
Total liabilities measured at fair value	$2,338,281	$-	$2,338,281	$-

December 31, 2015:
Securities available for sale:
U.S. govt. sponsored agency securities	$213,537,379	$-	$213,537,379	$-
Residential mortgage-backed securities	80,670,135	-	80,670,135	-
Municipal securities	27,578,588	-	27,578,588	-
Other securities	1,648,880	411	1,648,469	-
Interest rate caps	856,024	-	856,024	-
Interest rate swaps - assets	3,044,525	-	3,044,525
Total assets measured at fair value	$327,335,531	$411	$327,335,120	$-

Interest rate swaps - liabilities	$3,044,525	$-	$3,044,525	$-
Total liabilities measured at fair value	$3,044,525	$-	$3,044,525	$-

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Fair Value (continued)

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy during the years ended December 31, 2016 or 2015.

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

Interest rate swaps are executed for select commercial customers. The interest rate swaps are further described in Note 1 to the Consolidated Financial Statements. The fair values are determined by comparing the contractual rate on the swap with the then-current market rate for the remaining term of the transaction (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprised the following at December 31, 2016 and 2015:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016:
Impaired loans/leases	$12,823,121	$-	$-	$12,823,121
Other real estate owned	5,964,952	-	-	5,964,952
	$18,788,073	$-	$-	$18,788,073

December 31, 2015:
Impaired loans/leases	$4,545,966	$-	$-	$4,545,966
Other real estate owned	7,722,711	-	-	7,722,711
	$12,268,677	$-	$-	$12,268,677

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	December 31, 2016 Fair Value	December 31, 2015 Fair Value	Valuation Technique	Unobservable Input	Range

Impaired loans/leases	$12,823,121	$4,545,966	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-50.00%
Other real estate owned	5,964,952	7,722,711	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For impaired loans/leases and other real estate owned, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the years ended December 31, 2016 or 2015.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of December 31, 2016		As of December 31, 2015
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Cash and due from banks	Level 1	$70,569,993	$70,569,993	$41,742,321	$41,742,321
Federal funds sold	Level 2	22,257,000	22,257,000	19,850,000	19,850,000
Interest-bearing deposits at financial institutions	Level 2	63,948,925	63,948,925	36,313,965	36,313,965
Investment securities:
HTM	Level 2	322,909,056	320,414,899	253,674,159	255,691,285
AFS	See Previous Table	251,113,139	251,113,139	323,434,982	323,434,982
Loans/leases receivable, net	Level 3	11,873,260	12,823,121	4,209,228	4,545,966
Loans/leases receivable, net	Level 2	2,362,856,277	2,344,462,740	1,767,672,541	1,764,178,772
Interest rate caps	Level 2	576,527	576,527	856,024	856,024
Interest rate swaps - assets	Level 2	2,338,281	2,338,281	3,044,525	3,044,525
Deposits:
Nonmaturity deposits	Level 2	2,188,683,349	2,188,683,349	1,516,599,081	1,516,599,081
Time deposits	Level 2	480,577,924	479,605,000	364,067,103	364,192,000
Short-term borrowings	Level 2	39,971,387	39,971,387	144,662,716	144,662,716
FHLB advances	Level 2	137,500,000	138,338,000	151,000,000	153,143,000
Other borrowings	Level 2	80,000,000	81,282,000	110,000,000	116,061,000
Junior subordinated debentures	Level 2	33,480,202	24,881,494	38,499,052	27,642,093
Interest rate swaps - liabilities	Level 2	2,338,281	2,338,281	3,044,525	3,044,525

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

Selected financial information on the Company's business segments, with all intercompany accounts and transactions eliminated, is presented as follows as of and for the years ended December 31, 2016, 2015, and 2014:

	Commercial Banking				Wealth		Intercompany	Consolidated
	QCBT	CRBT	CSB	RB&T	Management	All other	Eliminations	Total

Twelve Months Ended December 31, 2016
Total revenue	$59,442,052	$37,242,901	$11,408,277	$16,043,894	$9,156,948	$109,563	$4,100,975	$137,504,610
Net interest income	45,081,080	29,205,047	10,004,729	11,887,201	-	(1,661,280)	-	94,516,777
Provision for loan/lease losses	4,168,166	950,000	1,460,000	900,000	-	-	-	7,478,166
Net income	14,116,751	12,317,545	2,132,252	3,235,711	1,665,453	(5,780,925)	-	27,686,787
Goodwill	3,222,688	-	9,888,225	-	-	-	-	13,110,913
Core deposit intangible	-	1,271,897	6,109,316	-	-	-	-	7,381,213
Total assets	1,395,785,241	913,055,738	600,075,798	391,154,780	-	34,998,902	(33,126,711)	3,301,943,748

Twelve Months Ended December 31, 2015
Total revenue	$52,914,705	$37,593,652	$-	$14,816,300	$9,103,173	$363,432	$(424,688)	$114,366,574
Net interest income	40,416,563	26,635,659	-	10,854,637	-	(1,610,135)	-	76,296,724
Provision for loan/lease losses	4,367,234	1,750,000	-	753,666	-	-	-	6,870,900
Net income	10,333,111	7,695,867	-	2,402,522	1,627,586	(5,131,205)	-	16,927,881
Goodwill	3,222,688	-	-	-	-	-	-	3,222,688
Core deposit intangible	-	1,471,409	-	-	-	-	-	1,471,409
Total assets	1,336,571,694	866,872,406	-	367,471,639	-	27,605,704	(5,323,168)	2,593,198,275

Twelve Months Ended December 31, 2014
Total revenue	$48,878,342	$35,972,996	$-	$14,286,757	$8,513,322	$80,978	$(485,860)	$107,246,535
Net interest income	36,539,635	24,215,815	-	10,261,615	-	(1,945,937)	-	69,071,128
Provision for loan/lease losses	3,800,667	1,855,333	-	1,151,000	-	-	-	6,807,000
Net income	9,065,183	7,562,252	-	2,149,676	1,556,082	(5,380,656)	-	14,952,537
Goodwill	3,222,688	-	-	-	-	-	-	3,222,688
Core deposit intangible	-	1,670,921	-	-	-	-	-	1,670,921
Total assets	1,320,684,456	840,331,777	-	353,448,134	-	17,727,123	(7,233,390)	2,524,958,100

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23. Acquisition of Noncontrolling Interest in m2 Lease Funds

On August 27, 2012, the Company’s largest subsidiary bank, QCBT, entered into an amendment to the operating agreement of m2 and purchased the remaining 20% noncontrolling interest in m2 for $4,501,442. The purchase price and related acquisition costs exceeded the book value by $2,133,417. This excess was reflected as a reduction in additional paid in capital on the Company’s consolidated financial statements until the final payout in 2015. The acquisition was structured in two payments with the initial payment of $1,653,755 made on September 11, 2012 and the final payment of $3,307,509 due in September 2015. QCBT calculated the present value of this future payment using a discount rate of 5% and recorded a resulting liability of $2,847,687. QCBT accreted the discount of $459,822 using the effective yield method over the three year period to the final payment date. Accretion totaled $80,820 and $155,716 for the years ended December 31, 2015 and 2014, respectively. The final payment made in 2015 eliminated any further liability.

In conjunction with the purchase agreement, the Company also entered into an agreement with the Chief Executive Officer and former 20% owner of m2, whereby he was provided additional consideration equal to 20% of the earnings of m2 for the period from September 2012 through the earlier of August 2015 or his separation from service. The payment under this arrangement was also due in September 2015. Because the payment was contingent upon future service, QCBT was accruing the liability and related compensation expense over the service period. Expense totaled $593,611 and $701,634 for the years ended December 31, 2015 and 2014, respectively. The final payment made in 2015 eliminated any further liability.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) promulgated under the Exchange Act) as of December 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was: (1) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures; and (2) recorded, processed, summarized and reported as and when required.

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

The Company’s management has excluded CSB from its assessment of internal control over financial reporting as of December 31, 2016, because CSB was acquired by the Company in the third quarter of 2016.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2016. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

RSM US LLP, the Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016, which is included on the following pages of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

QCR Holdings, Inc.

We have audited QCR Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. QCR Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Community State Bank from its assessment of internal control over financial reporting as of December 31, 2016, because it was acquired by the Company in a purchase business combination in the third quarter of 2016. We have also excluded Community State Bank from our audit of internal control over financial reporting. Community State Bank is a wholly owned subsidiary whose total assets and net income represent approximately 18 percent and 8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, QCR Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 10, 2017 expressed an unqualified opinion.

Davenport, Iowa

March 10, 2017

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

The table below sets forth the following information as of December 31, 2016 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	The number of securities to be issued upon the exercise of outstanding options, warrants, and rights;
(b)	The weighted-average exercise price of such outstanding options, warrants, and rights; and
(c)	Other than securities to be issued upon the exercise of such outstanding options, warrants, and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	591,534	$14.89	600,579	(1)

Equity compensation plans not approved by stockholders	-	-	-

Total	591,534	$14.89	600,579	(1)

(1)	Includes 187,921 shares available under the QCR Holdings, Inc. Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management and Directors” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

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

10.4	Dividend Reinvestment Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 99.1 of Registrant’s Form S-3D, File No. 333-102699 dated January 24, 2003).

10.5

Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht dated August 26, 2005 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.6

First Amendment to the Employment Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 27, 2008 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.7

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

10.9	Executive Deferred Compensation Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.10

Amended and Restated Executive Deferred Compensation Plan Participation Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 19, 2013 (filed as an exhibit to the 10-K filed on March 12, 2015).

10.11

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

10.15

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

10.18	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A dated March 21, 2012).

10.19

Amendment No. 1 to the Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht, dated August 26, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.20	QCR Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A dated March 20, 2013).

10.21	Form of Participation Agreement under the QCR Holdings, Inc. Executive Deferred Compensation Plan (filed as an exhibit to the 10-K filed on March 12, 2015).

10.22	Employment Agreement between Quad City Bank and Trust Company and John Anderson dated October 30, 2009 (filed as an exhibit to the 10-K filed on March 12, 2015).

10.23	First Amendment to the Employment Agreement between Quad City Bank and Trust Company and John Anderson dated December 18, 2012 (filed as an exhibit to the 10-K filed on March 12, 2015).

10.24	Employment Agreement between Rockford Bank and Trust Company and Thomas Budd dated December 30, 2008 (filed as an exhibit to the 10-K filed on March 12, 2015).

10.25	First Amendment to the Employment Agreement between Rockford Bank and Trust Company and Thomas Budd dated December 30, 2008 (filed as an exhibit to the 10-K filed on March 12, 2015).

10.26	Employment Agreement between QCR Holdings, Inc. and Cathie Whiteside dated August 27, 2007 (filed as an exhibit to the 10-K filed on March 12, 2015).

10.27	First Amendment to the Employment Agreement between QCR Holdings, Inc. and Cathie Whiteside dated December 28, 2008 (filed as an exhibit to the 10-K filed on March 12, 2015).

10.28	QCR Holdings, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2016).

10.29

Form of Securities Purchase Agreement between QCR Holdings, Inc. and certain investors dated May 20, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 23, 2016).

10.30

Stock Purchase Agreement between QCR Holdings, Inc. and Van Diest Investment Company dated May 23, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 23, 2016).

10.31

QCR Holdings, Inc., Non-Qualified Supplemental Executive Retirement Plan, as amended and restated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 28, 2016).

10.32

Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between Quad City Bank and Trust Company and John H. Anderson dated December 22, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 28, 2016).

10.33

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.5 of the Company’s Form S-8 filed on October 27, 2016 (File No. 333-214282)).

10.34

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on October 27, 2016 (File No. 333-214282)).

10.35

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on October 27, 2016 (File No. 333-214282)).

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, December 31, 2015, and December 31, 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; and (vi) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.

Dated: March 10, 2017	By:	/s/ Douglas M. Hultquist
Douglas M. Hultquist
President and Chief Executive Officer

Dated: March 10, 2017	By:	/s/ Todd A. Gipple
Todd A. Gipple
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Dated: March 10, 2017	By:	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin
First Vice President, Controller & Director of Financial Reporting
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick S. Baird	Chair of the Board of Directors	March 10, 2017
Patrick S. Baird

/s/ Douglas M. Hultquist	President, Chief Executive	March 10, 2017
Douglas M. Hultquist	Officer and Director

/s/ James J. Brownson	Director	March 10, 2017
James J. Brownson

/s/ John Paul E. Besong	Director	March 10, 2017
John Paul E. Besong

/s/ Todd A. Gipple	Executive Vice President,	March 10, 2017
Todd A. Gipple	Chief Operating Officer, Chief Financial
Officer and Director

/s/ Larry J. Helling	Director	March 10, 2017
Larry J. Helling

/s/ Mark C. Kilmer	Director	March 10, 2017
Mark C. Kilmer

/s/ Linda K. Neuman	Director	March 10, 2017
Linda K. Neuman

/s/ Michael L. Peterson	Director	March 10, 2017
Michael L. Peterson

/s/ Ronald G. Peterson	Director	March 10, 2017
Ronald G. Peterson

/s/ George T. Ralph III	Director	March 10, 2017
George T. Ralph III

/s/ Donna J. Sorensen, J.D.	Director	March 10, 2017
Donna J. Sorensen, J.D.

/s/ Marie Z. Ziegler	Vice-Chair of the Board of Directors	March 10, 2017
Marie Z. Ziegler

Appendix A

SUPERVISION AND REGULATION

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Superintendent, the IDFPR, the Federal Reserve, the FDIC and the CFPB. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the Treasury have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Banks may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Banks’ insiders and affiliates and the Company’s payment of dividends. In the last several years, the Company has experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Act. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time, and the reforms have caused the Company’s compliance and risk management processes, and the costs thereof, to increase. While it is anticipated that the Trump administration will not increase the regulatory burden on community banks and may reduce some of the burdens associated with implementation of the Dodd-Frank Act, the true impact of the new administration is impossible to predict with any certainty.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its subsidiaries, beginning with a discussion of the continuing regulatory emphasis on the Company’s capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as capital but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weighting. The standardized approach is institutionalized by the Dodd-Frank Act for all banking organizations as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $1 billion that do not have securities registered with the SEC).

The Basel III Rule required higher capital levels, increased the required quality of capital, and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

●	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;

●	An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of risk-weighted assets;

●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

●	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (which, as of January 1, 2017, was phased in half-way to 1.25%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until 2019.

Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the FDIC and Federal Reserve, in order to be well-capitalized, a banking organization must maintain:

●	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

●	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more (6% under Basel I);

●	A ratio of Total Capital to total risk-weighted assets of 10% or more (the same as Basel I); and

●	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2016: (i) none of the Banks were subject to a directive from the Iowa Superintendent, the IDFPR, the Federal Reserve or the FDIC, as applicable, to increase its capital and (ii) the Banks were well-capitalized, as defined by FDIC regulations. As of December 31, 2016, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

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

Regulation and Supervision of the Company

General. The Company, as the sole stockholder of the Banks, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation supervision and enforcement by, the Federal Reserve under the BHCA. The Company is legally obligated to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and examiners must rate them well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has elected to operate as a financial holding company.

In order to become and maintain our status as a financial holding company, the Company and the Banks must be well-capitalized, well-managed, and the Banks must have a least a satisfactory CRA rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, the company will not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices and proposed rulemaking by the agencies required under Section 956 of the Dodd-Frank Act.

The interagency guidance recognized three core principles: effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Smaller banking organizations like the Company that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.

Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourage inappropriate risk taking and to disclose certain information regarding such plans. On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. The Company has consolidated assets greater than $1 billion and less than $50 billion and the Company is considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk.

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

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Supervision and Regulation of the Banks

General. The Company owns four subsidiary banks: QCBT, CRBT and CSB are chartered under Iowa law (collectively, the “Iowa Banks”) and RB&T is chartered under Illinois law. The deposit accounts of the Banks are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. QCBT, CRBT and RB&T are members of the Federal Reserve System (“member banks”).

As Iowa-chartered, FDIC-insured banks, the Iowa Banks are subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, as the chartering authority for Iowa banks. As an Illinois-chartered, FDIC-insured bank, RB&T is subject to the examination, supervision, reporting and enforcement requirements of the IDFPR, as the chartering authority for Illinois banks. QCBT, CRBT and RB&T are also subject to the examination, reporting and enforcement requirements of the Federal Reserve, as the primary federal regulator of member banks. CSB is subject to the examination, reporting and enforcement requirements of the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like CSB, are not members of the Federal Reserve System. In addition, the FDIC, as administrator of the DIF, has regulatory authority over the Banks.

Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  Effective July 1, 2016, the FDIC changed its pricing system for banks under $10 billion, so that minimum and maximum initial base assessment rates are established on supervisory ratings.  The initial base assessment rates currently range from three basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the DIF balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.15% on June 30, 2016, when revised factors were put in place for calculating the assessment.  If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Banks, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay FICO assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2016 was 0.560 basis points (56 cents per $100 dollars of assessable deposits).

Supervisory Assessments. Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 31, 2016, the Iowa Banks paid supervisory assessments to the Iowa Superintendent totaling $234,420 and RB&T paid supervisory assessments to the IDFPR totaling $57,132.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014 and have proposed the NSFR. While the LCR only applies to the largest banking organizations in the country, as will the NSFR, certain elements are expected to filter down to all FDIC-insured institutions. The Company continues to review the Company’s liquidity risk management policies in light of the LCR and NSFR.

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

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2016. Notwithstanding the availability of funds for dividends, however, the Federal Reserve, the FDIC, the IDFPR or the Iowa Superintendent, as applicable, may prohibit the payment of dividends by one of the Banks if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

State Bank Investments and Activities. The Banks are permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois or Iowa law, as applicable. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Banks.

Insider Transactions. The Banks are subject to certain restrictions imposed by federal law on “covered transactions” between each Bank and its “affiliates.” The Company is an affiliate of the Banks for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by any of the Banks. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by each Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Banks, or a principal stockholder of the Company, may obtain credit from banks with which any of the Banks maintains a correspondent relationship.

Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. Each Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2017: the first $15.5 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.5 million to $115.1 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $115.1 million, the reserve requirement is 3% up to $115.1 million plus 10% of the aggregate amount of total transaction accounts in excess of $115.1 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Anti-Money Laundering. The USA Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) ongoing due diligence programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2016, QCBT, CRBT and RB&T were in compliance with the 300% guideline for commercial real estate loans. Although CSB’s loan portfolio has historically been real estate dominated and its real estate portfolio levels exceed these policy limits, it has established a Credit Risk Committee to routinely monitor its real estate portfolio. CSB’s real estate levels, while still elevated at December 31, 2016 have declined when compared to the prior year.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Banks, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Banks, continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The Company does not currently expect the CFPB’s rules to have a significant impact on the Banks’ operations, except for higher compliance costs.

