Form 10-Q
period 2017-03-31
QCR HOLDINGS INC
filed 2017-05-09
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes      [ X ]          No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.      (Check one):

Large accelerated filer [     ]            Accelerated filer [ X ]            Non-accelerated filer [    ]

Smaller reporting company [     ]          Emerging growth company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]          No [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 3, 2017, the Registrant had outstanding 13,170,214 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets	3
		As of March 31, 2017 and December 31, 2016

		Consolidated Statements of Income
		For the Three Months Ended March 31, 2017 and 2016	4

		Consolidated Statements of Comprehensive Income
		For the Three Months Ended March 31, 2017 and 2016	5

		Consolidated Statements of Changes in Stockholders' Equity
		For the Three Months Ended March 31, 2017 and 2016	6

		Consolidated Statements of Cash Flows
		For the Three Months Ended March 31, 2017 and 2016	7

		Notes to Consolidated Financial Statements

		Note 1. Summary of Significant Accounting Policies	9
		Note 2. Investment Securities	11
		Note 3. Loans/Leases Receivable	16
		Note 4. Earnings Per Share	26
		Note 5. Fair Value	26
		Note 6. Business Segment Information	30
		Note 7. Regulatory Capital Requirements	31

	Item 2	Management's Discussion and Analysis of Financial Condition and
		Results of Operations

		Introduction	33
		General	33
		Executive Overview	34
		Long-Term Financial Goals	35
		Strategic Developments	36
		GAAP to Non-GAAP Reconciliations	38
		Net Interest Income (Tax Equivalent Basis)	41
		Critical Accounting Policies	44
		Results of Operations
		Interest Income	45
		Interest Expense	45
		Provision for Loan/Lease Losses	46
		Noninterest Income	47
		Noninterest Expense	49
		Income Taxes	51

		Financial Condition	51
		Investment Securities	52
		Loans/Leases	53
		Allowance for Estimated Losses on Loans/Leases	56
		Nonperforming Assets	58
		Deposits	59
		Borrowings	59
		Stockholders' Equity	61
		Liquidity and Capital Resources	61
		Special Note Concerning Forward-Looking Statements	64

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	65

	Item 4	Controls and Procedures	67

Part II	OTHER INFORMATION

	Item 1	Legal Proceedings	68

	Item 1A	Risk Factors	68

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	68

	Item 3	Defaults upon Senior Securities	68

	Item 4	Mine Safety Disclosures	68

	Item 5	Other Information	68

	Item 6	Exhibits	69

Signatures			70

Throughout the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, we use certain acronyms and abbreviations, as defined in Note 1.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 31, 2017 and December 31, 2016

	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$56,325,969	$70,569,993
Federal funds sold	15,798,000	22,257,000
Interest-bearing deposits at financial institutions	157,420,706	63,948,925

Securities held to maturity, at amortized cost	306,694,063	322,909,056
Securities available for sale, at fair value	250,952,021	251,113,139
Total securities	557,646,084	574,022,195

Loans receivable held for sale	1,051,000	1,135,500
Loans/leases receivable held for investment	2,434,799,415	2,404,351,485
Gross loans/leases receivable	2,435,850,415	2,405,486,985
Less allowance for estimated losses on loans/leases	(32,059,150)	(30,757,448)
Net loans/leases receivable	2,403,791,265	2,374,729,537

Bank-owned life insurance	57,726,738	57,257,051
Premises and equipment, net	61,143,458	60,643,508
Restricted investment securities	13,689,125	14,997,025
Other real estate owned, net	5,625,363	5,523,104
Goodwill	13,110,913	13,110,913
Core deposit intangible	7,150,346	7,381,213
Other assets	31,584,651	37,503,284
Total assets	$3,381,012,618	$3,301,943,748

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$777,150,245	$797,415,090
Interest-bearing	2,028,781,254	1,871,846,183
Total deposits	2,805,931,499	2,669,261,273

Short-term borrowings	19,470,096	39,971,387
Federal Home Loan Bank advances	106,550,000	137,500,000
Other borrowings	72,000,000	80,000,000
Junior subordinated debentures	33,513,509	33,480,202
Other liabilities	47,707,884	55,690,087
Total liabilities	3,085,172,988	3,015,902,949

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000 March 2017 and December 2016 - No shares issued or outstanding	-	-
Common stock, $1 par value; shares authorized 20,000,000 March 2017 - 13,161,219 shares issued and outstanding December 2016 - 13,106,845 shares issued and outstanding	13,161,219	13,106,845
Additional paid-in capital	157,581,969	156,776,642
Retained earnings	127,145,292	118,616,901
Accumulated other comprehensive loss:
Securities available for sale	(1,167,142)	(1,527,433)
Interest rate cap derivatives	(881,708)	(932,156)
Total stockholders' equity	295,839,630	286,040,799
Total liabilities and stockholders' equity	$3,381,012,618	$3,301,943,748

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended March 31,

	2017	2016
Interest and dividend income:
Loans/leases, including fees	$27,211,417	$19,700,370
Securities:
Taxable	1,142,235	1,356,203
Nontaxable	2,647,722	2,242,015
Interest-bearing deposits at financial institutions	198,652	60,317
Restricted investment securities	130,430	130,564
Federal funds sold	14,643	12,590
Total interest and dividend income	31,345,099	23,502,059

Interest expense:
Deposits	2,232,756	1,289,798
Short-term borrowings	23,960	43,066
Federal Home Loan Bank advances	403,469	441,704
Other borrowings	683,208	825,083
Junior subordinated debentures	332,823	304,886
Total interest expense	3,676,216	2,904,537

Net interest income	27,668,883	20,597,522

Provision for loan/lease losses	2,105,109	2,072,985
Net interest income after provision for loan/lease losses	25,563,774	18,524,537

Noninterest income:
Trust department fees	1,740,207	1,575,907
Investment advisory and management fees	961,599	658,385
Deposit service fees	1,316,390	931,079
Gains on sales of residential real estate loans	96,323	60,386
Gains on sales of government guaranteed portions of loans	950,641	878,528
Swap fee income	113,520	856,958
Securities gains, net	-	358,480
Earnings on bank-owned life insurance	469,687	393,609
Debit card fees	702,801	307,651
Correspondent banking fees	245,189	302,130
Other	687,397	499,360
Total noninterest income	7,283,754	6,822,473

Noninterest expense:
Salaries and employee benefits	13,307,331	10,800,907
Occupancy and equipment expense	2,502,219	1,826,988
Professional and data processing fees	2,083,392	1,447,413
FDIC insurance, other insurance and regulatory fees	621,242	634,365
Loan/lease expense	293,538	162,819
Net cost of operations of other real estate	14,230	102,183
Advertising and marketing	609,431	386,259
Bank service charges	423,901	415,931
Losses on debt extinguishment, net	-	83,197
Correspondent banking expense	198,351	176,989
Other	1,219,482	917,447
Total noninterest expense	21,273,117	16,954,498

Net income before income taxes	11,574,411	8,392,512
Federal and state income tax expense	2,389,446	2,019,023

Net income	$9,184,965	$6,373,489

Basic earnings per common share	$0.70	$0.54
Diluted earnings per common share	$0.68	$0.53

Weighted average common shares outstanding	13,133,382	11,793,620
Weighted average common and common equivalent shares outstanding	13,488,417	11,953,949

Cash dividends declared per common share	$0.05	$0.04

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
Net income	$9,184,965	$6,373,489

Other comprehensive income:

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	598,190	4,863,718
Less reclassification adjustment for gains included in net income before tax	-	358,480
	598,190	4,505,238
Unrealized losses on interest rate cap derivatives:
Unrealized holding losses arising during the period before tax	(45,202)	(405,373)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(122,813)	(14,070)
	77,611	(391,303)

Other comprehensive income, before tax	675,801	4,113,935
Tax expense	265,062	1,588,524
Other comprehensive income, net of tax	410,739	2,525,411

Comprehensive income	$9,595,704	$8,898,900

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three Months Ended March 31, 2017 and 2016

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2016	$13,106,845	$156,776,642	$118,616,901	$(2,459,589)	$286,040,799
Net income	-	-	9,184,965	-	9,184,965
Other comprehensive income, net of tax	-	-	-	410,739	410,739
Common cash dividends declared, $0.05 per share	-	-	(656,574)	-	(656,574)
Proceeds from issuance of 3,573 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	3,573	83,091	-	-	86,664
Proceeds from issuance of 44,284 shares of common stock as a result of stock options exercised	44,284	630,290	-	-	674,574
Stock compensation expense	-	388,753			388,753
Restricted stock awards - 13,289 shares of common stock	13,289	(13,289)	-	-	-
Exchange of 6,772 shares of common stock in connection with stock options exercised and restricted stock vested	(6,772)	(283,518)	-	-	(290,290)
Balance, March 31, 2017	$13,161,219	$157,581,969	$127,145,292	$(2,048,850)	$295,839,630

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2015	$11,761,083	$123,282,851	$92,965,645	$(2,123,829)	$225,885,750
Net income	-	-	6,373,489	-	6,373,489
Other comprehensive income, net of tax	-	-	-	2,525,411	2,525,411
Common cash dividends declared, $0.04 per share	-	-	(470,873)	-	(470,873)
Proceeds from issuance of 5,054 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	5,054	94,560	-	-	99,614
Proceeds from issuance of 46,020 shares of common stock as a result of stock options exercised	46,020	729,473	-	-	775,493
Stock compensation expense	-	382,761			382,761
Tax benefit of nonqualified stock options exercised	-	22,508	-	-	22,508
Restricted stock awards - 22,382 shares of common stock	22,382	(22,382)	-	-	-
Exchange of 19,628 shares of common stock in connection with stock options exercised and restricted stock vested	(19,628)	(431,806)	-	-	(451,434)
Balance, March 31, 2016	$11,814,911	$124,057,965	$98,868,261	$401,582	$235,142,719

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,184,965	$6,373,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	896,952	766,069
Provision for loan/lease losses	2,105,109	2,072,985
Stock-based compensation expense	388,753	382,761
Deferred compensation expense accrued	404,723	318,796
Losses (gains) on other real estate owned, net	-	(7,740)
Amortization of premiums on securities, net	347,178	294,286
Securities gains, net	-	(358,480)
Loans originated for sale	(21,416,325)	(18,901,618)
Proceeds on sales of loans	22,547,789	19,640,997
Gains on sales of residential real estate loans	(96,323)	(60,386)
Gains on sales of government guaranteed portions of loans	(950,641)	(878,528)
Losses on debt extinguishment, net	-	83,197
Amortization of core deposit intangible	230,867	49,878
Accretion of acquisition fair value adjustments, net	(1,915,001)	(44,169)
Increase in cash value of bank-owned life insurance	(469,687)	(393,609)
Decrease (increase) in other assets	5,427,798	(9,295,660)
Increase (decrease) in other liabilities	(5,852,341)	5,079,831
Net cash provided by operating activities	$10,833,816	$5,122,099

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	6,459,000	4,110,000
Net increase in interest-bearing deposits at financial institutions	(93,471,781)	(5,175,206)
Proceeds from sales of other real estate owned	34,191	494,115
Activity in securities portfolio:
Purchases	(12,138,040)	(45,070,780)
Calls, maturities and redemptions	17,385,968	47,573,001
Paydowns	8,486,628	6,428,508
Sales	-	55,526,851
Activity in restricted investment securities:
Purchases	(7,600)	(485,250)
Redemptions	1,315,500	-
Net increase in loans/leases originated and held for investment	(29,236,438)	(76,346,066)
Purchase of premises and equipment	(1,396,902)	(1,558,171)
Net cash used in investing activities	$(102,569,474)	$(14,502,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	136,704,261	108,903,515
Net decrease in short-term borrowings	(20,501,291)	(80,639,905)
Activity in Federal Home Loan Bank advances:
Calls and maturities	(4,000,000)	(7,000,000)
Net change in short-term and overnight advances	(26,950,000)	16,500,000
Prepayments	-	(10,524,197)
Activity in other borrowings:
Calls, maturities and scheduled principal payments	(8,000,000)	-
Prepayments	-	(10,759,000)
Retirement of junior subordinated debentures	-	(3,955,000)
Payment of cash dividends on common stock	(522,574)	(468,583)
Proceeds from issuance of common stock, net	761,238	512,584
Net cash provided by financing activities	$77,491,634	$12,569,414

Net increase (decrease) in cash and due from banks	(14,244,024)	3,188,515
Cash and due from banks, beginning	70,569,993	41,742,321
Cash and due from banks, ending	$56,325,969	$44,930,836

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Three Months Ended March 31, 2017 and 2016

	2017	2016
Supplemental disclosure of cash flow information, cash payments for:
Interest	$3,747,218	$2,944,839

Income/franchise taxes, net	$4,842	$2,464,300

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	$410,739	$2,525,411

Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	$(290,290)	$(451,434)

Tax benefit of nonqualified stock options exercised	$-	$22,508

Transfers of loans to other real estate owned	$136,450	$16,000

Due to broker for purchases of securities	$-	$(20,104,340)

Dividends payable	$656,574	$470,873

Decrease (increase) in the fair market value of interest rate swap assets and liabilities	$303,383	$(4,615,782)

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited consolidated financial statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim period ended March 31, 2017, are not necessarily indicative of the results expected for the year ending December 31, 2017, or for any other period.

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

The acquisition of CSB occurred on August 31, 2016; therefore, the Consolidated Balance Sheets included herein for both March 31, 2017 and December 31, 2016 include CSB. The Consolidated Statements of Income included herein include CSB for the quarter ended March 31, 2017, however, did not include CSB for the comparative period ending March 31, 2016.

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

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall. ASU 2016-01 makes targeted adjustments to GAAP by eliminating the AFS classification for equity securities and requiring equity investments to be measured at fair value with changes in fair value recognized in net income. The standard also requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. The standard clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity’s other deferred tax assets. It also requires an entity to present separately (within other comprehensive income) the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the standard eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and it is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation. Under the standard, the excess tax benefit (deficiency) related to stock options exercised and restricted stock awards vested is recorded as an adjustment to income tax expense. In the past, this tax benefit (deficiency) was recorded directly to equity. This change in accounting resulted in $533 thousand of reduced income tax expense in the first quarter of 2017.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of March 31, 2017 and December 31, 2016 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
March 31, 2017:
Securities HTM:
Municipal securities	$305,644,063	$2,193,278	$(4,690,335)	$303,147,006
Other securities	1,050,000	-	-	1,050,000
	$306,694,063	$2,193,278	$(4,690,335)	$304,197,006

Securities AFS:
U.S. govt. sponsored agency securities	$47,720,622	$130,306	$(294,847)	$47,556,081
Residential mortgage-backed and related securities	149,968,905	160,174	(2,625,092)	147,503,987
Municipal securities	51,104,318	454,505	(426,949)	51,131,874
Other securities	4,056,248	760,936	(57,105)	4,760,079
	$252,850,093	$1,505,921	$(3,403,993)	$250,952,021

December 31, 2016:
Securities HTM:
Municipal securities	$321,859,056	$2,200,577	$(4,694,734)	$319,364,899
Other securities	1,050,000	-	-	1,050,000
	$322,909,056	$2,200,577	$(4,694,734)	$320,414,899

Securities AFS:
U.S. govt. sponsored agency securities	$46,281,306	$132,886	$(330,585)	$46,083,607
Residential mortgage-backed and related securities	150,465,222	174,993	(2,938,088)	147,702,127
Municipal securities	52,816,541	425,801	(637,916)	52,604,426
Other securities	4,046,332	703,978	(27,331)	4,722,979
	$253,609,401	$1,437,658	$(3,933,920)	$251,113,139

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The Company’s HTM municipal securities consist largely of private issues of municipal debt. The large majority of the municipalities are located within the Midwest. The municipal debt investments are underwritten using specific guidelines with ongoing monitoring.

The Company’s residential mortgage-backed and related securities portfolio consists entirely of government sponsored or government guaranteed securities. The Company has not invested in private mortgage-backed securities or pooled trust preferred securities.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2017 and December 31, 2016, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2017:
Securities HTM:
Municipal securities	$110,858,743	$(3,751,123)	$15,350,772	$(939,212)	$126,209,515	$(4,690,335)

Securities AFS:
U.S. govt. sponsored agency securities	$18,742,054	$(230,974)	$5,115,200	$(63,873)	$23,857,254	$(294,847)
Residential mortgage-backed and related securities	124,401,508	(2,266,050)	9,181,284	(359,042)	133,582,792	(2,625,092)
Municipal securities	29,386,855	(408,233)	337,522	(18,716)	29,724,377	(426,949)
Other securities	2,901,563	(57,105)	-	-	2,901,563	(57,105)
	$175,431,980	$(2,962,362)	$14,634,006	$(441,631)	$190,065,986	$(3,403,993)

December 31, 2016:
Securities HTM:
Municipal securities	$122,271,533	$(4,076,647)	$13,010,803	$(618,087)	$135,282,336	$(4,694,734)

Securities AFS:
U.S. govt. sponsored agency securities	$21,788,139	$(257,640)	$5,499,012	$(72,945)	$27,287,151	$(330,585)
Residential mortgage-backed and related securities	121,506,582	(2,641,664)	7,437,615	(296,424)	128,944,197	(2,938,088)
Municipal securities	34,152,822	(618,462)	338,099	(19,454)	34,490,921	(637,916)
Other securities	3,177,414	(27,331)	-	-	3,177,414	(27,331)
	$180,624,957	$(3,545,097)	$13,274,726	$(388,823)	$193,899,683	$(3,933,920)

At March 31, 2017, the investment portfolio included 554 securities. Of this number, 255 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 1.5% of the total amortized cost of the portfolio. Of these 255 securities, 24 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At March 31, 2017 and December 31, 2016, equity securities represented less than 1% of the total portfolio.

The Company did not recognize OTTI on any debt or equity securities for the three months ended March 31, 2017 and 2016.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

There were no sales of securities for the three months ended March 31, 2017. All sales of securities for the three months ended March 31, 2016 were from securities identified as AFS. Information on proceeds received, as well as pre-tax gross gains and losses from sales on those securities are as follows:

Three Months Ended
March 31, 2016

Proceeds from sales of securities	$55,526,851
Pre-tax gross gains from sales of securities	515,515
Pre-tax gross losses from sales of securities	(157,035)

The amortized cost and fair value of securities as of March 31, 2017 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table. “Other securities” AFS are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities HTM:
Due in one year or less	$8,580,563	$8,580,930
Due after one year through five years	16,946,533	17,027,273
Due after five years	281,166,967	278,588,803
	$306,694,063	$304,197,006

Securities AFS:
Due in one year or less	$3,228,439	$3,240,004
Due after one year through five years	43,980,525	44,165,961
Due after five years	51,615,976	51,281,990
	$98,824,940	$98,687,955
Residential mortgage-backed and related securities	149,968,905	147,503,987
Other securities	4,056,248	4,760,079
	$252,850,093	$250,952,021

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity. These callable securities are summarized as follows:

	Amortized Cost	Fair Value
Securities HTM:
Municipal securities	$163,299,673	$161,458,045

Securities AFS:
U.S. govt. sponsored agency securities	5,048,496	5,059,493
Municipal securities	39,611,651	39,404,492
	$44,660,147	$44,463,985

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of March 31, 2017, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 112 issuers with fair values totaling $99.3 million and revenue bonds issued by 123 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $255.0 million. The Company held investments in general obligation bonds in 21 states, including five states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 12 states, including six states in which the aggregate fair value exceeded $5.0 million.

As of December 31, 2016, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 116 issuers with fair values totaling $116.5 million and revenue bonds issued by 120 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $255.5 million. The Company held investments in general obligation bonds in 21 states, including five states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in twelve states, including six states in which the aggregate fair value exceeded $5.0 million.

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuer’s state:

March 31, 2017:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	27	$32,227,250	$32,252,723	$1,194,545
North Dakota	7	22,169,480	21,572,627	3,081,804
Illinois	17	12,915,605	13,060,349	768,256
Missouri	15	8,060,239	8,097,352	539,823
Ohio	8	6,785,433	6,635,402	829,425
Other	38	17,657,322	17,700,070	465,791
Total general obligation bonds	112	$99,815,329	$99,318,523	$886,773

December 31, 2016:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	27	$32,258,612	$32,231,936	$1,193,775
Illinois	19	29,214,559	29,308,438	1,542,549
North Dakota	7	22,169,050	21,499,075	3,071,296
Missouri	14	8,291,192	8,323,245	594,518
Ohio	8	6,790,398	6,651,897	831,487
Other	41	18,481,496	18,458,044	450,196
Total general obligation bonds	116	$117,205,307	$116,472,635	$1,004,074

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuer’s state:

March 31, 2017:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	50	$92,894,184	$91,892,614	$1,837,852
Iowa	31	70,400,232	70,771,347	2,282,947
Indiana	22	46,469,290	45,838,852	2,083,584
Ohio	3	13,650,000	13,380,921	4,460,307
Kansas	6	13,260,612	13,243,053	2,207,176
North Dakota	4	7,992,074	7,722,774	1,930,694
Other	7	12,266,660	12,110,796	1,730,114
Total revenue bonds	123	$256,933,052	$254,960,357	$2,072,848

December 31, 2016:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	47	$90,784,441	$89,664,013	$1,907,745
Iowa	31	70,788,393	71,142,393	2,294,916
Indiana	22	47,994,737	47,582,138	2,162,824
Kansas	6	13,476,366	13,427,491	2,237,915
North Dakota	4	8,089,067	7,796,381	1,949,095
Ohio	3	13,650,000	13,405,222	4,468,407
Other	7	12,687,286	12,479,052	1,782,722
Total revenue bonds	120	$257,470,290	$255,496,690	$2,129,139

Both general obligation and revenue bonds are diversified across many issuers. As of March 31, 2017 and December 31, 2016, the Company did not hold general obligation or revenue bonds of any single issuer, the aggregate book or market value of which exceeded 6% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company’s municipal securities are owned by each of the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually, and as of March 31, 2017, all were well within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of each charter’s total risk-based capital.

As of March 31, 2017, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of March 31, 2017 and December 31, 2016 is presented as follows:

	As of March 31,	As of December 31,
	2017	2016

C&I loans	$851,578,347	$827,637,263
CRE loans
Owner-occupied CRE	316,902,218	332,387,621
Commercial construction, land development, and other land	171,901,708	165,149,491
Other non owner-occupied CRE	618,037,795	595,921,748
	1,106,841,721	1,093,458,860

Direct financing leases *	159,368,425	165,419,360
Residential real estate loans **	231,325,899	229,233,104
Installment and other consumer loans	78,770,847	81,665,695
	2,427,885,239	2,397,414,282
Plus deferred loan/lease origination costs, net of fees	7,965,176	8,072,703
	2,435,850,415	2,405,486,985
Less allowance	(32,059,150)	(30,757,448)
	$2,403,791,265	$2,374,729,537

* Direct financing leases:
Net minimum lease payments to be received	$177,088,295	$184,274,802
Estimated unguaranteed residual values of leased assets	1,085,154	1,085,154
Unearned lease/residual income	(18,805,024)	(19,940,596)
	159,368,425	165,419,360
Plus deferred lease origination costs, net of fees	5,730,479	5,881,778
	165,098,904	171,301,138
Less allowance	(2,978,260)	(3,111,898)
	$162,120,644	$168,189,240

*Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors, which is combined with management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider, which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three months ended March 31, 2017 and 2016.

**Includes residential real estate loans held for sale totaling $1,051,000 and $1,135,500 as of March 31, 2017, and December 31, 2016, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in accretable yield for acquired loans were as follows:

	For the three months ended March 31, 2017
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$(194,306)	$(9,115,614)	$(9,309,920)
Accretion recognized	66,690	2,171,540	2,238,230
Balance at the end of the period	$(127,616)	$(6,944,074)	$(7,071,690)

The aging of the loan/lease portfolio by classes of loans/leases as of March 31, 2017 and December 31, 2016 is presented as follows:

	As of March 31, 2017
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$846,264,365	$108,148	$165,831	$575,066	$4,464,937	$851,578,347
CRE
Owner-Occupied CRE	316,508,674	61,156	-	240	332,148	316,902,218
Commercial Construction, Land Development, and Other Land	167,552,441	-	-	-	4,349,267	171,901,708
Other Non Owner-Occupied CRE	616,480,649	304,500	-	-	1,252,646	618,037,795
Direct Financing Leases	154,874,086	1,428,446	666,661	-	2,399,232	159,368,425
Residential Real Estate	228,282,091	1,587,945	-	255,942	1,199,921	231,325,899
Installment and Other Consumer	77,719,561	662,626	57,833	123,676	207,151	78,770,847
	$2,407,681,867	$4,152,821	$890,325	$954,924	$14,205,302	$2,427,885,239

As a percentage of total loan/lease portfolio	99.17%	0.17%	0.04%	0.04%	0.59%	100.00%

	As of December 31, 2016
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$821,637,507	$1,455,185	$10,551	$346,234	$4,187,786	$827,637,263
CRE
Owner-Occupied CRE	331,812,571	-	242,902	-	332,148	332,387,621
Commercial Construction, Land Development, and Other Land	160,760,034	35,638	-	-	4,353,819	165,149,491
Other Non Owner-Occupied CRE	594,384,926	100,673	-	-	1,436,149	595,921,748
Direct Financing Leases	161,452,627	730,627	574,700	215,225	2,446,181	165,419,360
Residential Real Estate	227,023,552	473,478	365,581	294,854	1,075,639	229,233,104
Installment and Other Consumer	81,199,766	204,973	63,111	110,501	87,344	81,665,695
	$2,378,270,983	$3,000,574	$1,256,845	$966,814	$13,919,066	$2,397,414,282

As a percentage of total loan/lease portfolio	99.20%	0.13%	0.05%	0.04%	0.58%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NPLs by classes of loans/leases as of March 31, 2017 and December 31, 2016 are presented as follows:

	As of March 31, 2017
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Accruing TDRs	Total NPLs	Percentage of Total NPLs

C&I	$575,066	$4,464,937	$4,766,131	$9,806,134	45.85%
CRE
Owner-Occupied CRE	240	332,148	-	332,388	1.55%
Commercial Construction, Land Development, and Other Land	-	4,349,267	-	4,349,267	20.33%
Other Non Owner-Occupied CRE	-	1,252,646	-	1,252,646	5.86%
Direct Financing Leases	-	2,399,232	864,169	3,263,401	15.26%
Residential Real Estate	255,942	1,199,921	580,853	2,036,716	9.52%
Installment and Other Consumer	123,676	207,151	17,576	348,403	1.63%
	$954,924	$14,205,302	$6,228,729	$21,388,955	100.00%

*Nonaccrual loans/leases included $2,444,944 of TDRs, including $278,391 in C&I loans, $1,353,634 in CRE loans, $759,346 in direct financing leases, $42,525 in residential real estate loans, and $11,048 in installment loans.

	As of December 31, 2016
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases **	Accruing TDRs	Total NPLs	Percentage of Total NPLs

C&I	$346,234	$4,187,786	$4,733,997	9,268,017	43.65%
CRE
Owner-Occupied CRE	-	332,148	-	332,148	1.56%
Commercial Construction, Land Development, and Other Land	-	4,353,819	-	4,353,819	20.51%
Other Non Owner-Occupied CRE	-	1,436,149	-	1,436,149	6.77%
Direct Financing Leases	215,225	2,446,181	1,008,244	3,669,650	17.28%
Residential Real Estate	294,854	1,075,639	585,541	1,956,034	9.21%
Installment and Other Consumer	110,501	87,344	18,746	216,591	1.02%
	$966,814	$13,919,066	$6,346,528	$21,232,408	100.00%

**Nonaccrual loans/leases included $2,300,479 of TDRs, including $48,501 in C&I loans, $1,380,047 in CRE loans, $816,149 in direct financing leases, $43,579 in residential real estate loans, and $12,203 in installment loans.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance by portfolio segment for the three months ended March 31, 2017 and 2016, respectively, are presented as follows:

	Three Months Ended March 31, 2017
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$12,545,110	$11,670,609	$3,111,898	$2,342,344	$1,087,487	$30,757,448
Provisions (credits) charged to expense	593,359	966,271	505,015	43,520	(3,056)	2,105,109
Loans/leases charged off	(218,273)	-	(658,684)	(13,623)	(2,046)	(892,626)
Recoveries on loans/leases previously charged off	33,894	6,386	20,031	3,623	25,285	89,219
Balance, ending	$12,954,090	$12,643,266	$2,978,260	$2,375,864	$1,107,670	$32,059,150

	Three Months Ended March 31, 2016
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$10,484,080	$9,375,117	$3,395,088	$1,790,150	$1,096,471	$26,140,906
Provisions charged to expense	739,831	715,450	478,245	62,656	76,803	2,072,985
Loans/leases charged off	(243,566)	-	(600,938)	(16,184)	(7,596)	(868,284)
Recoveries on loans/leases previously charged off	11,634	-	14,836	-	23,365	49,835
Balance, ending	$10,991,979	$10,090,567	$3,287,231	$1,836,622	$1,189,043	$27,395,442

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance by impairment evaluation and by portfolio segment as of March 31, 2017 and December 31, 2016 is presented as follows:

	As of March 31, 2017
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$1,751,774	$888,445	$795,840	$274,566	$37,932	$3,748,557
Allowance for nonimpaired loans/leases	11,202,316	11,754,821	2,182,420	2,101,298	1,069,738	28,310,593
	$12,954,090	$12,643,266	$2,978,260	$2,375,864	$1,107,670	$32,059,150

Impaired loans/leases	$9,188,454	$5,924,061	$3,082,068	$1,780,774	$224,727	$20,200,084
Nonimpaired loans/leases	842,389,893	1,100,917,660	156,286,357	229,545,125	78,546,120	2,407,685,155
	$851,578,347	$1,106,841,721	$159,368,425	$231,325,899	$78,770,847	$2,427,885,239

Allowance as a percentage of impaired loans/leases	19.06%	15.00%	25.82%	15.42%	16.88%	18.56%
Allowance as a percentage of nonimpaired loans/leases	1.33%	1.07%	1.40%	0.92%	1.36%	1.18%
Total allowance as a percentage of total loans/leases	1.52%	1.14%	1.87%	1.03%	1.41%	1.31%

	As of December 31, 2016
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$1,771,537	$693,919	$848,919	$289,112	$39,481	$3,642,968
Allowance for nonimpaired loans/leases	10,773,573	10,976,690	2,262,979	2,053,232	1,048,006	27,114,480
	$12,545,110	$11,670,609	$3,111,898	$2,342,344	$1,087,487	$30,757,448

Impaired loans/leases	$8,936,451	$6,112,114	$3,256,264	$1,661,180	$106,090	$20,072,099
Nonimpaired loans/leases	818,700,812	1,087,346,746	162,163,096	227,571,924	81,559,605	2,377,342,183
	$827,637,263	$1,093,458,860	$165,419,360	$229,233,104	$81,665,695	$2,397,414,282

Allowance as a percentage of impaired loans/leases	19.82%	11.35%	26.07%	17.40%	37.21%	18.15%
Allowance as a percentage of nonimpaired loans/leases	1.32%	1.01%	1.40%	0.90%	1.28%	1.14%
Total allowance as a percentage of total loans/leases	1.52%	1.07%	1.88%	1.02%	1.33%	1.28%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended March 31, 2017 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$835,955	$846,392	$-	$927,387	$7,352	$7,352
CRE
Owner-Occupied CRE	-	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	-	-	-
Other Non Owner-Occupied CRE	1,174,260	1,174,260	-	1,183,813	-	-
Direct Financing Leases	1,593,104	1,593,104	-	1,868,355	18,895	18,895
Residential Real Estate	1,147,434	1,222,215	-	1,025,656	1,161	1,161
Installment and Other Consumer	175,957	175,957	-	115,846	-	-
	$4,926,710	$5,011,928	$-	$5,121,057	$27,408	$27,408

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$8,352,499	$8,356,338	$1,751,774	$8,110,658	$62,666	$62,666
CRE
Owner-Occupied CRE	322,148	322,148	57,398	322,148	-	-
Commercial Construction, Land Development, and Other Land	4,349,267	4,349,267	823,061	4,351,542	-	-
Other Non Owner-Occupied CRE	78,386	78,386	7,986	39,193	-	-
Direct Financing Leases	1,488,964	1,488,964	795,840	1,300,811	-	-
Residential Real Estate	633,340	633,340	274,566	636,134	4,240	4,240
Installment and Other Consumer	48,770	48,770	37,932	49,563	112	112
	$15,273,374	$15,277,213	$3,748,557	$14,810,049	$67,018	$67,018

Total Impaired Loans/Leases:
C&I	$9,188,454	$9,202,730	$1,751,774	$9,038,045	$70,018	$70,018
CRE
Owner-Occupied CRE	322,148	322,148	57,398	322,148	-	-
Commercial Construction, Land Development, and Other Land	4,349,267	4,349,267	823,061	4,351,542	-	-
Other Non Owner-Occupied CRE	1,252,646	1,252,646	7,986	1,223,006	-	-
Direct Financing Leases	3,082,068	3,082,068	795,840	3,169,166	18,895	18,895
Residential Real Estate	1,780,774	1,855,555	274,566	1,661,790	5,401	5,401
Installment and Other Consumer	224,727	224,727	37,932	165,409	112	112
	$20,200,084	$20,289,141	$3,748,557	$19,931,106	$94,426	$94,426

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of December 31, 2016 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$841,895	$951,600	$-
CRE
Owner-Occupied CRE	-	93,774	-
Commercial Construction, Land Development, and Other Land	-	-	-
Other Non Owner-Occupied CRE	1,196,549	1,196,549	-
Direct Financing Leases	1,690,121	1,690,121	-
Residential Real Estate	853,294	892,495	-
Installment and Other Consumer	55,734	55,734	-
	$4,637,593	$4,880,273	$-

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$8,094,556	$8,098,395	$1,771,537
CRE
Owner-Occupied CRE	322,148	322,148	57,398
Commercial Construction, Land Development, and Other Land	4,353,819	4,353,817	577,611
Other Non Owner-Occupied CRE	239,600	239,600	58,910
Direct Financing Leases	1,566,141	1,566,143	848,919
Residential Real Estate	807,886	882,018	289,112
Installment and Other Consumer	50,356	50,356	39,481
	$15,434,506	$15,512,477	$3,642,968

Total Impaired Loans/Leases:
C&I	$8,936,451	$9,049,995	$1,771,537
CRE
Owner-Occupied CRE	322,148	415,922	57,398
Commercial Construction, Land Development, and Other Land	4,353,819	4,353,817	577,611
Other Non Owner-Occupied CRE	1,436,149	1,436,149	58,910
Direct Financing Leases	3,256,262	3,256,264	848,919
Residential Real Estate	1,661,180	1,774,513	289,112
Installment and Other Consumer	106,090	106,090	39,481
	$20,072,099	$20,392,750	$3,642,968

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$816,089,950	$298,438,590	$164,958,396	$605,282,623	$1,884,769,559	96.24%
Special Mention (Rating 6)	7,820,608	8,839,425	1,780,000	4,400,764	22,840,797	1.17%
Substandard (Rating 7)	27,667,789	9,624,203	5,163,312	8,354,408	50,809,712	2.59%
Doubtful (Rating 8)	-	-	-	-	-	0.00%
	$851,578,347	$316,902,218	$171,901,708	$618,037,795	$1,958,420,068	100.00%

	As of March 31, 2017
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$156,105,024	$229,289,183	$78,422,444	$463,816,651	98.80%
Nonperforming	3,263,401	2,036,716	348,403	5,648,520	1.20%
	$159,368,425	$231,325,899	$78,770,847	$469,465,171	100.00%

	As of December 31, 2016
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$796,568,451	$314,447,662	$158,108,465	$582,854,048	$1,851,978,626	96.40%
Special Mention (Rating 6)	6,305,772	7,559,380	1,780,000	4,437,122	20,082,274	1.05%
Substandard (Rating 7)	24,763,040	10,380,369	5,261,026	8,630,578	49,035,013	2.55%
Doubtful (Rating 8)	-	210	-	-	210	0.00%
	$827,637,263	$332,387,621	$165,149,491	$595,921,748	$1,921,096,123	100.00%

	As of December 31, 2016
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$161,749,710	$227,277,070	$81,449,104	$470,475,884	98.77%
Nonperforming	3,669,650	1,956,034	216,591	5,842,275	1.23%
	$165,419,360	$229,233,104	$81,665,695	$476,318,159	100.00%

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing TDRs.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of March 31, 2017 and December 31, 2016, TDRs totaled $8,673,673 and $8,647,007, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three months ended March 31, 2017 and 2016. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended March 31, 2017				For the three months ended March 31, 2016
Classes of Loans/Leases	Number of Loans / Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of Maturity
Direct Financing Leases	1	$6,263	$6,263	$-	4	$410,653	$410,653	$-
	1	$6,263	$6,263	$-	4	$410,653	$410,653	$-

CONCESSION - Significant Payment Delay
C&I	2	$133,689	$133,689	$-	-	$-	$-	$-
Direct Financing Leases	8	669,861	669,861	-	1	45,939	45,939	-
	10	$803,550	$803,550	$-	1	$45,939	$45,939	$-

TOTAL	11	$809,813	$809,813	$-	5	$456,592	$456,592	$-

Of the TDRs reported above, none were on nonaccrual as of March 31, 2017.

For the three months ended March 31, 2017, two of the Company’s TDRs redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. These two TDRs were related to the same customer and were restructured in the fourth quarter of 2016 with pre-modification balances totaling $195 thousand.

For the three month ended March 31, 2016, none of the Company’s TDRs had redefaulted within 12 months subsequent to restructure.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended
	March 31,
	2017	2016

Net income	$9,184,965	$6,373,489

Basic EPS	$0.70	$0.54
Diluted EPS	$0.68	$0.53

Weighted average common shares outstanding	13,133,382	11,793,620
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	355,035	160,329
Weighted average common and common equivalent shares outstanding	13,488,417	11,953,949

The increase in weighted average common shares outstanding from March 31, 2016 to March 31, 2017 was primarily due to the common stock issuance discussed in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 5 – FAIR VALUE

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Assets and liabilities measured at fair value on a recurring basis comprise the following at March 31, 2017 and December 31, 2016:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2017:
Securities AFS:
U.S. govt. sponsored agency securities	$47,556,081	$-	$47,556,081	$-
Residential mortgage-backed and related securities	147,503,987	-	147,503,987	-
Municipal securities	51,131,874	-	51,131,874	-
Other securities	4,760,079	1,345	4,758,734	-
Interest rate caps	531,325	-	531,325	-
Interest rate swaps - assets	2,034,898	-	2,034,898	-
Total assets measured at fair value	$253,518,244	$1,345	$253,516,899	$-

Interest rate swaps - liabilities	$2,034,898	$-	$2,034,898	$-
Total liabilities measured at fair value	$2,034,898	$-	$2,034,898	$-

December 31, 2016:
Securities AFS:
U.S. govt. sponsored agency securities	$46,083,607	$-	$46,083,607	$-
Residential mortgage-backed and related securities	147,702,127	-	147,702,127	-
Municipal securities	52,604,426	-	52,604,426	-
Other securities	4,722,979	1,361	4,721,618	-
Interest rate caps	576,527	-	576,527	-
Interest rate swaps - assets	2,338,281	-	2,338,281	-
Total assets measured at fair value	$254,027,947	$1,361	$254,026,586	$-

Interest rate swaps - liabilities	$2,338,281	$-	$2,338,281	$-
Total liabilities measured at fair value	$2,338,281	$-	$2,338,281	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three months ended March 31, 2017 or 2016.

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

Interest rate swaps are executed for select commercial customers. The interest rate swaps are further described in Note 1 of the Company’s annual report filed on form 10-K as of December 31, 2016. The fair values are determined by comparing the contract rate on the swap with the then-current market rate for the remaining term of the transaction (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprise the following at March 31, 2017 and December 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2017:
Impaired loans/leases	$12,581,982	$-	$-	$12,581,982
OREO	6,075,392	-	-	6,075,392
	$18,657,374	$-	$-	$18,657,374

December 31, 2016:
Impaired loans/leases	$12,823,121	$-	$-	$12,823,121
OREO	5,964,952	-	-	5,964,952
	$18,788,073	$-	$-	$18,788,073

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value March 31, 2017	Fair Value December 31, 2016	Valuation Technique	Unobservable Input	Range

Impaired loans/leases	$12,581,982	$12,823,121	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-50.00%
OREO	6,075,392	5,964,952	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the three months ended March 31, 2017 and 2016.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of March 31, 2017		As of December 31, 2016
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Cash and due from banks	Level 1	$56,325,969	$56,325,969	$70,569,993	$70,569,993
Federal funds sold	Level 2	15,798,000	15,798,000	22,257,000	22,257,000
Interest-bearing deposits at financial institutions	Level 2	157,420,706	157,420,706	63,948,925	63,948,925
Investment securities:
HTM	Level 2	306,694,063	304,197,006	322,909,056	320,414,899
AFS	See Previous Table	250,952,021	250,952,021	251,113,139	251,113,139
Loans/leases receivable, net	Level 3	11,649,983	12,581,982	11,873,260	12,823,121
Loans/leases receivable, net	Level 2	2,392,141,282	2,368,029,017	2,362,856,277	2,344,462,740
Interest rate caps	Level 2	531,325	531,325	576,527	576,527
Interest rate swaps - assets	Level 2	2,034,898	2,034,898	2,338,281	2,338,281
Deposits:
Nonmaturity deposits	Level 2	2,288,265,733	2,288,265,733	2,188,683,349	2,188,683,349
Time deposits	Level 2	517,665,766	519,873,000	480,577,924	479,605,000
Short-term borrowings	Level 2	19,470,096	19,470,096	39,971,387	39,971,387
FHLB advances	Level 2	106,550,000	107,283,000	137,500,000	138,338,000
Other borrowings	Level 2	72,000,000	73,108,000	80,000,000	81,282,000
Junior subordinated debentures	Level 2	33,513,509	25,075,065	33,480,202	24,881,494
Interest rate swaps - liabilities	Level 2	2,034,898	2,034,898	2,338,281	2,338,281

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

Selected financial information on the Company’s business segments is presented as follows as of and for the three months ended March 31, 2017 and 2016.

	Commercial Banking				Wealth		Intercompany	Consolidated
	QCBT	CRBT	CSB	RB&T	Management	All Other	Eliminations	Total
Three Months Ended March 31, 2017
Total revenue	$13,535,941	$10,386,545	$8,131,706	$3,947,799	$2,701,806	$9,876,143	$(9,951,087)	$38,628,853
Net interest income	$11,301,482	$6,974,047	$7,026,508	$2,968,074	$-	$(601,228)	$-	$27,668,883
Provision for loan/lease losses	$931,109	$250,000	$774,000	$150,000	$-	$-	$-	$2,105,109
Net income	$3,655,006	$2,892,560	$1,895,134	$844,569	$561,062	$9,184,968	$(9,848,334)	$9,184,965
Goodwill	$3,222,688	$-	$9,888,225	$-	$-	$-	$-	$13,110,913
Core deposit intangible	$-	$1,222,019	$5,928,327	$-	$-	$-	$-	$7,150,346
Total assets	$1,442,952,197	$929,111,309	$608,431,003	$398,454,864	$-	$377,316,912	$(375,253,667)	$3,381,012,618

Three Months Ended March 31, 2016
Total revenue	$13,516,932	$10,839,221	$-	$3,794,247	$2,234,292	$6,859,775	$(6,919,935)	$30,324,532
Net interest income	$10,961,447	$7,024,988	$-	$2,911,974	$-	$(300,887)	$-	$20,597,522
Provision for loan/lease losses	$1,222,985	$550,000	$-	$300,000	$-	$-	$-	$2,072,985
Net income	$2,831,696	$2,934,731	$-	$617,785	$447,770	$6,373,488	$(6,831,981)	$6,373,489
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,421,531	$-	$-	$-	$-	$-	$1,421,531
Total assets	$1,361,607,041	$885,858,279	$-	$367,031,670	$-	$288,814,613	$(262,638,349)	$2,640,673,254

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 7 – REGULATORY CAPITAL REQUIREMENTS

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of March 31, 2017 and December 31, 2016, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of March 31, 2017 and December 31, 2016 are also presented in the following table (dollars in thousands). As of March 31, 2017 and December 31, 2016, each of the subsidiary banks met the requirements to be “well capitalized”.

			For Capital			To Be Well
			Adequacy Purposes			Capitalized Under
			With Capital			Prompt Corrective
	Actual		Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of March 31, 2017:
Company:
Total risk-based capital	$336,993	11.90%	$262,053	>	9.25%	$283,300	>	10.0%
Tier 1 risk-based capital	304,594	10.75%	205,393	>	7.25	226,640	>	8.0
Tier 1 leverage	304,594	9.37%	129,996	>	4.00	162,495	>	5.0
Common equity Tier 1	273,076	9.64%	162,898	>	5.75	184,145	>	6.5
Quad City Bank & Trust:
Total risk-based capital	$145,432	12.61%	$106,664	>	9.25%	$115,312	>	10.0%
Tier 1 risk-based capital	131,860	11.44%	83,601	>	7.25	92,250	>	8.0
Tier 1 leverage	131,860	9.25%	57,045	>	4.00	71,306	>	5.0
Common equity Tier 1	131,860	11.44%	66,304	>	5.75	74,953	>	6.5
Cedar Rapids Bank & Trust:
Total risk-based capital	$107,776	12.79%	$77,956	>	9.25%	$84,277	>	10.0%
Tier 1 risk-based capital	97,230	11.54%	61,101	>	7.25	67,421	>	8.0
Tier 1 leverage	97,230	10.74%	36,206	>	4.00	45,257	>	5.0
Common equity Tier 1	97,230	11.54%	48,459	>	5.75	54,780	>	6.5
Community State Bank:
Total risk-based capital	$66,300	13.50%	$45,426	>	9.25%	$49,109	>	10.0%
Tier 1 risk-based capital	64,052	13.04%	35,604	>	7.25	39,287	>	8.0
Tier 1 leverage	64,052	10.99%	23,317	>	4.00	29,146	>	5.0
Common equity Tier 1	64,052	13.04%	28,238	>	5.75	31,921	>	6.5
Rockford Bank & Trust:
Total risk-based capital	$42,916	12.31%	$32,256	>	9.25%	$34,871	>	10.0%
Tier 1 risk-based capital	38,548	11.05%	25,282	>	7.25	27,897	>	8.0
Tier 1 leverage	38,548	9.82%	15,707	>	4.00	19,634	>	5.0
Common equity Tier 1	38,548	11.05%	20,051	>	5.75	22,666	>	6.5

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

			For Capital			To Be Well
			Adequacy Purposes			Capitalized Under
			With Capital			Prompt Corrective
	Actual		Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2016:
Company:
Total risk-based capital	$327,440	11.56%	$244,289	>	8.625%	$283,233	>	10.0%
Tier 1 risk-based capital	296,366	10.46%	187,642	>	6.625	226,587	>	8.0
Tier 1 leverage	296,366	9.10%	130,229	>	4.000	162,787	>	5.0
Common equity Tier 1	266,419	9.41%	145,157	>	5.125	184,102	>	6.5
Quad City Bank & Trust:
Total risk-based capital	$142,990	12.27%	$100,494	>	8.625%	$116,515	>	10.0%
Tier 1 risk-based capital	129,524	11.12%	77,191	>	6.625	93,212	>	8.0
Tier 1 leverage	129,524	9.18%	56,445	>	4.000	70,556	>	5.0
Common equity Tier 1	129,524	11.12%	59,714	>	5.125	75,735	>	6.5
Cedar Rapids Bank & Trust:
Total risk-based capital	$106,791	12.82%	$71,828	>	8.625%	$83,279	>	10.0%
Tier 1 risk-based capital	96,369	11.57%	55,173	>	6.625	66,623	>	8.0
Tier 1 leverage	96,369	10.69%	36,061	>	4.000	45,076	>	5.0
Common equity Tier 1	96,369	11.57%	42,681	>	5.125	54,132	>	6.5
Community State Bank:
Total risk-based capital	$68,216	13.81%	$42,609	>	8.625%	$49,402	>	10.0%
Tier 1 risk-based capital	66,746	13.51%	32,729	>	6.625	39,522	>	8.0
Tier 1 leverage	66,746	11.75%	22,726	>	4.000	28,408	>	5.0
Common equity Tier 1	66,746	13.51%	25,319	>	5.125	32,111	>	6.5
Rockford Bank & Trust:
Total risk-based capital	$42,007	12.26%	$29,551	>	8.625%	$34,262	>	10.0%
Tier 1 risk-based capital	37,716	11.01%	22,699	>	6.625	27,410	>	8.0
Tier 1 leverage	37,716	9.57%	15,772	>	4.000	19,716	>	5.0
Common equity Tier 1	37,716	11.01%	17,559	>	5.125	22,270	>	6.5

*The minimums under Basel III increase by .625% (the capital conservation buffer) annually until 2019. The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Common equity Tier 1).

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries for the three months ending March 31, 2017. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. The page locations and specific sections and notes that are referred to are presented in the table of contents.

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

●

CSB was acquired in 2016, as further described in Note 2 of the Annual Report on Form 10-K for the year ended December 31, 2016. CSB provides full-service commercial and consumer banking to the Des Moines, Iowa area and adjacent communities through its 10 branch locations, including its main office located on North Ankeny Boulevard in Ankeny, Iowa.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

EXECUTIVE OVERVIEW

The Company reported net income of $9.2 million and diluted EPS of $0.68 for the quarter ended March 31, 2017. By comparison, for the quarter ended December 31, 2016, the Company reported net income of $8.5 million and diluted EPS of $0.64. For the quarter ended March 31, 2016, the Company reported net income of $6.4 million and diluted EPS of $0.53.

The first quarter of 2017 was highlighted by several significant items:

●	Deposit growth at an annualized rate of 20.5% through the first three months of the year;
●	Strong gains on the sale of government guaranteed portions of loans and swap fee income , totaling $1.1 million for the quarter ending March 31, 2017; and
●	Further reductions in wholesale borrowings totaling $38.3 million in the first quarter.

Following is a table that represents the various net income measurements for the Company.

	For the three months ended
	March 31, 2017	December 31, 2016	March 31, 2016

Net income	$9,184,965	$8,529,330	$6,373,489

Diluted earnings per common share	$0.68	$0.64	$0.53

Weighted average common and common equivalent shares outstanding	13,488,417	13,323,883	11,953,949

The increase in weighted average common shares outstanding from March 31, 2016 to March 31, 2017 was primarily due to the common stock issuance discussed in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended
	March 31, 2017	December 31, 2016	March 31, 2016

Net interest income	$27,668,883	$29,279,665	$20,597,522
Provision expense	2,105,109	2,599,345	2,072,985
Noninterest income	7,283,754	7,028,600	6,822,473
Noninterest expense	21,273,117	22,307,178	16,954,498
Federal and state income tax expense	2,389,446	2,872,412	2,019,023
Net income	$9,184,965	$8,529,330	$6,373,489

In comparing quarter-over-quarter, following are some noteworthy changes in the Company’s financial results:

●

Net interest income decreased 6% compared to the fourth quarter of 2016. This decrease was the result of reduced acquisition-related accretion and two fewer days in the first quarter of 2017 than the fourth quarter of 2016. Net interest income increased 34% compared to the first quarter of 2016.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●

Provision expense decreased 19% compared to the fourth quarter of 2016. Provision expense was flat from the same period of 2016. The decrease from the fourth quarter of 2016 to the first quarter of 2017 was primarily attributable to CSB. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance. This resulted in $774 thousand of provision expense in the first quarter of 2017 compared to $1.2 million of provision expense in the fourth quarter of 2016.

●

Noninterest income increased 4% compared to the fourth quarter of 2016, led by trust and investment advisory fees and gains on the sale of government guaranteed portions of loans. Noninterest income increased 7% from the first quarter of 2016, due mostly to the addition of CSB.

●	Noninterest expense decreased 5% compared to the fourth quarter of 2016. Noninterest expense increased 25% from the first quarter of 2016 due to the addition of CSB’s cost structure.

●

Federal and state income tax expense decreased 17% compared to the fourth quarter of 2016. Federal and state income tax increased 18% compared to the first quarter of 2016. See the Income Taxes section of this Report for additional details.

LONG-TERM FINANCIAL GOALS

As previously stated, the Company has established certain financial goals by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company’s ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s long-term financial goals are as follows:

●	Improve balance sheet efficiency by maintaining a gross loans and leases to total assets ratio in the range of 70 – 75%;

●	Improve profitability (measured by NIM and ROAA);

●	Continue to improve asset quality by reducing NPAs to total assets to below 0.75% and maintain charge-offs as a percentage of average loans/leases of under 0.25% annually;

●	Maintain reliance on wholesale funding at less than 15% of total assets;

●	Grow noninterest bearing deposits to more than 30% of total assets;

●	Increase the m2 commercial loan and lease portfolio to $250 million;

●	Grow gains on sales of government guaranteed portions of loans and swap fee income to more than $4 million annually; and

●	Grow wealth management segment net income by 10% annually.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table shows the evaluation of the Company’s long-term financial goals.

			For the Quarter Ending
Goal	Key Metric	Target**	March 31, 2017	December 31, 2016	March 31, 2016
Balance sheet efficiency	Gross loans and leases to total assets	70 - 75%	72%	73%	71%
Profitability	NIM (TEY)(non-GAAP)*	> 3.85%	3.90%	4.02%	3.59%
	ROAA	> 1.10%	1.12%	1.04%	0.98%
	Core ROAA (non-GAAP)*		1.12%	1.08%	0.95%
Asset quality	NPAs to total assets	< 0.75%	0.81%	0.82%	0.71%
	Net charge-offs to average loans and leases***	< 0.25% annually	0.13%	0.14%	0.16%
Reliance on wholesale funding	Wholesale funding to total assets	< 15%	9%	11%	17%
Funding mix	Noninterest bearing deposits as a percentage of total assets	> 30%	23%	24%	24%
m2 commercial loans and leases	Total loans and leases	$250 million	$208.5 million	$211.0 million	$205.2 million
Consistent, high quality noninterest	Gains on sales of government guaranteed portions of loans and swap fee income***	> $4 million annually	$4.3 million	$4.9 million	$6.9 million
income revenue streams	Grow wealth management segment net income***	> 10% annually	25%	2%	-3%

* See GAAP to Non-GAAP reconciliations.

** Targets will be re-evaluated and adjusted as appropriate.

*** Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period, that are then annualized for comparison.

STRATEGIC DEVELOPMENTS

The Company took the following actions to support its corporate strategy and the long-term financial goals shown above.

●

The Company grew loans and leases quarter-to-date by 5.0% on an annualized basis. While this was a slower start to the year relative to recent periods, the Company still aims to achieve targeted organic growth of 10-12% for the full year. Strong loan and lease growth for the remainder of the year will help keep the Company’s loan and leases to asset ratio within the targeted range of 70-75%.

●

The Company intends to continue to participate as an acquirer in the consolidation taking place in our markets to further boost ROAA and improve the Company’s efficiency ratio. In the third quarter of 2016, the Company acquired CSB, headquartered in Ankeny, Iowa. See Note 2 of the Company’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016 for additional details.

●	The Company continues to focus on reducing the NPAs to total assets ratio. While this ratio remained fairly flat this quarter, the Company remains committed to improving asset quality ratios in 2017.

●

Management continues to focus on reducing the Company’s reliance on wholesale funding. The strong core deposit growth in the first quarter of 2017 allowed the Company to further reduce wholesale borrowings and also provides liquidity for future loan and lease growth. Management also continues to evaluate opportunities for continued reduction in wholesale funding.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●

Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the three states currently served – Iowa, Illinois and Wisconsin. The Company acts as the correspondent bank for 183 downstream banks with average total noninterest bearing deposits of $320.7 million during the first quarter of 2017. This line of business provides a strong source of noninterest bearing deposits, fee income, high-quality loan participations and bank stock loans.

●

The Company provides commercial leasing services through its wholly-owned subsidiary, m2 Lease Funds, which has lease specialists in Iowa, Wisconsin, Minnesota, North Carolina, South Carolina, Florida, California, Texas and Pennsylvania. Historically, this portfolio has been high yielding, with an average gross annualized yield in 2017 approximating 8.0%.

●

SBA and USDA lending is a specialty lending area on which the Company has focused. Once these loans are originated, the government-guaranteed portion of the loan can be sold to the secondary market for premiums. The Company aims to continue to make this a more consistent source of noninterest income.

●

As a result of the low interest rate environment, the Company is focused on executing interest rate swaps on select commercial loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company.

●

Wealth management is another core line of business for the Company and includes a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of March 31, 2017 the Company had $1.98 billion of total financial assets in trust (and related) accounts and $916 million of total financial assets in brokerage (and related) accounts. Continued growth in assets under management will help to drive trust and investment advisory fees. The Company offers trust and investment advisory services to the correspondent banks that it serves. As management focuses on growing wealth management fee income, expanding market share will continue to be a primary strategy.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “core net income”, “core net income attributable to QCR Holdings, Inc. common stockholders”, “core EPS”, “core ROAA”, “NIM (TEY)”, “efficiency ratio” and “Texas ratio”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

●	TCE/TA ratio (non-GAAP) is reconciled to stockholders’ equity and total assets;
●	Core net income, core net income attributable to QCR Holdings, Inc. common stockholders, core EPS and core ROAA (all non-GAAP measures) are reconciled to net income;
●	NIM (TEY) (non-GAAP) is reconciled to NIM;
●	Efficiency ratio (non-GAAP) is reconciled to noninterest expense, net interest income and noninterest income; and
●	Texas ratio (non-GAAP) is reconciled to nonperforming loans and stockholders’ equity.

The TCE/TA non-GAAP ratio has been a focus for investors and management believes that this ratio may assist investors in analyzing the Company’s capital position without regard to the effects of intangible assets.

The table following also includes several “core” non-GAAP measurements of financial performance. The Company's management believes that these measures are important to investors as they exclude non-recurring income and expense items; therefore, they provide a better comparison for analysis and may provide a better indicator of future run-rates.

NIM (TEY) is a financial measure that the Company’s management utilizes to take into account the tax benefit associated with certain tax-exempt loans and securities. It is standard industry practice to measure net interest margin using tax-equivalent measures.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
GAAP TO NON-GAAP RECONCILIATIONS	2017	2016	2016	2016	2016
	(dollars in thousands, except per share data)
TCE / TA RATIO

Stockholders' equity (GAAP)	$295,840	$286,041	$280,857	$275,117	$235,143
Less: Intangible assets	20,261	22,522	22,755	4,595	4,645
TCE (non-GAAP)	$275,579	$263,519	$258,102	$270,522	$230,498

Total assets (GAAP)	$3,381,013	$3,301,944	$3,280,986	$2,683,434	$2,640,673
Less: Intangible assets	20,261	22,522	22,755	4,595	4,645
TA (non-GAAP)	$3,360,752	$3,279,422	$3,258,231	$2,678,839	$2,636,028

TCE / TA ratio (non-GAAP)	8.20%	8.04%	7.92%	10.10%	8.74%

	For the Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
CORE NET INCOME	2017	2016	2016	2016	2016

Net income (GAAP)	$9,185	$8,530	$6,108	$6,676	$6,373

Less nonrecurring items (post-tax) (*):
Income:
Securities gains, net	$-	$(24)	$2,764	$12	$233
Total nonrecurring income (non-GAAP)	$-	$(24)	$2,764	$12	$233

Expense:
Losses on debt extinguishment	$-	$232	$2,689	$-	$54
Acquisition costs	-	26	1,506	231	-
Total nonrecurring expense (non-GAAP)	$-	$258	$4,195	$231	$54

Core net income (non-GAAP)	$9,185	$8,812	$7,539	$6,895	$6,194

CORE EPS

Core net income (non-GAAP) (from above)	$9,185	$8,812	$7,539	$6,895	$6,194

Weighted average common shares outstanding	13,133,382	13,087,592	13,066,777	12,335,077	11,793,620
Weighted average common and common equivalent shares outstanding	13,488,417	13,323,883	13,269,703	12,516,474	11,953,949

Core EPS (non-GAAP):
Basic	$0.70	$0.67	$0.58	$0.56	$0.53
Diluted	$0.68	$0.66	$0.57	$0.55	$0.52

CORE ROAA

Core net income (non-GAAP) (from above)	$9,185	$8,812	$7,539	$6,895	$6,194

Average Assets	$3,274,713	$3,277,814	$2,865,947	$2,640,678	$2,602,350

Core ROAA (annualized) (non-GAAP)	1.12%	1.08%	1.05%	1.04%	0.95%

* Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 35%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
GAAP TO NON-GAAP RECONCILIATIONS (CONTINUED)	2017	2016	2016	2016	2016
	(dollars in thousands)
NIM (TEY)

Net interest income (GAAP)	$27,669	$29,280	$23,631	$21,009	$20,597

Plus: Tax equivalent adjustment	1,950	1,727	1,587	1,364	1,342

Net interest income - tax equivalent (Non-GAAP)	$29,619	$31,007	$25,218	$22,373	$21,939

Average earning assets	$3,076,356	$3,069,122	$2,703,162	$2,484,721	$2,456,328

NIM (GAAP)	3.65%	3.80%	3.48%	3.40%	3.37%
NIM (TEY) (Non-GAAP)	3.90%	4.02%	3.71%	3.62%	3.59%

EFFICIENCY RATIO

Noninterest expense (GAAP)	$21,273	$22,308	$24,480	$17,744	$16,954

Net interest income (GAAP)	$27,669	$29,280	$23,631	$21,009	$20,597
Noninterest income (GAAP)	7,284	7,029	10,423	6,762	6,822
Total income	$34,953	$36,309	$34,054	$27,771	$27,419

Efficiency ratio (noninterest expense/total income) (Non-GAAP)	60.86%	61.44%	71.89%	63.89%	61.83%

TEXAS RATIO

Nonaccrual loans/leases	$14,205	$13,919	$14,371	$10,737	$10,772
Accruing loans/leases past due 90 days or more	955	967	392	86	47
TDRs - accruing	6,229	6,347	1,825	1,753	1,157
OREO	5,625	5,523	5,808	6,179	6,680
NPLs (excluding other repossessed assets)	$27,014	$26,756	$22,396	$18,755	$18,656

Total stockholders' equity (GAAP)	$295,840	$286,041	$280,857	$275,117	$235,143

Less: Intangible assets	20,261	22,522	22,755	4,595	4,645

Plus: Allowance (GAAP)	32,059	30,757	28,827	28,097	27,395

Tangible equity plus allowance	$307,638	$294,276	$286,929	$298,619	$257,893

Texas Ratio (Non-GAAP)	8.78%	9.09%	7.81%	6.28%	7.23%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 35% to $29.6 million for the quarter ended March 31, 2017, compared to the same quarter of the prior year. Net interest income improved due to several factors:

●	The acquisition of CSB, whose strong margin has significantly contributed to the Company’s results;
●	The Company’s strategy to redeploy funds from the taxable securities portfolio into higher yielding loans and leases; and
●	Organic loan and lease growth has been strong over the past twelve months, as evidenced by average gross loan/lease growth of 8% in that period (excluding CSB).

A comparison of yields, spread and margin from the first quarter of 2017 to the first quarter of 2016 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 32 basis points.
●	The average cost of interest-bearing liabilities decreased 1 basis point.
●	The net interest spread increased 33 basis points from 3.37% to 3.70%.
●	NIM improved 31 basis points from 3.59% to 3.90%.

The Company’s management closely monitors and manages NIM. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their net interest margins. Management continually addresses this issue with pricing and other balance sheet management strategies.

The improvement in margin was the result of the acquisition of CSB. CSB’s margin will fluctuate based on the amortization and accretion of purchase accounting adjustments, most notably, the discount on the loan portfolio. This benefit can fluctuate based on prepayments of both PCI and performing loans. As loans prepay, the associated discount/premium is accelerated.

The Company continues to place an emphasis on shifting its balance sheet mix. With a stated goal of maintaining loans/leases as a percentage of assets in a range of 70%-75%, the Company funded its loan/lease growth with a mixture of core deposits and cash from calls/maturities/redemptions in the investment securities portfolio. In 2016, cash from called securities and the targeted sales of securities was redeployed into the loan portfolio, resulting in a significant increase in yield, while minimizing any extension of duration. Additionally, the Company recognized net gains on these sales due to the previous rate environment. As rates rise, the Company should also have less market volatility in the investment securities portfolio, as this is a smaller portion of the balance sheet.

Although the Company’s wholesale borrowings portfolio has declined significantly, there still exists some higher cost legacy borrowings and the Company continues to monitor and evaluate both prepayment and debt restructuring opportunities, as executing on such a strategy could potentially increase NIM at a much quicker pace than holding the debt until maturity.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended March 31,
	2017			2016
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$11,092	$15	0.55%	$17,232	$13	0.30%
Interest-bearing deposits at financial institutions	92,551	199	0.87%	40,635	60	0.59%
Investment securities (1)	560,455	5,158	3.73%	550,371	4,685	3.42%
Restricted investment securities	13,871	130	3.80%	14,140	131	3.73%
Gross loans/leases receivable (1) (2) (3)	2,398,387	27,793	4.70%	1,833,950	19,955	4.38%

Total interest earning assets	$3,076,356	$33,295	4.39%	$2,456,328	$24,844	4.07%

Noninterest-earning assets:
Cash and due from banks	$65,291			$45,891
Premises and equipment	60,977			37,747
Less allowance	(31,498)			(26,701)
Other	103,587			89,085

Total assets	$3,274,713			$2,602,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,407,645	1,140	0.33%	$925,246	615	0.27%
Time deposits	511,119	1,093	0.87%	399,604	675	0.68%
Short-term borrowings	25,188	24	0.39%	86,539	43	0.20%
FHLB advances	114,356	403	1.43%	128,436	442	1.38%
Other borrowings	74,761	683	3.71%	101,738	824	3.26%
Junior subordinated debentures	33,497	333	4.03%	34,650	305	3.54%

Total interest-bearing liabilities	$2,166,566	$3,676	0.69%	$1,676,213	$2,904	0.70%

Noninterest-bearing demand deposits	$773,245			$655,206
Other noninterest-bearing liabilities	43,996			39,684
Total liabilities	$2,983,807			$2,371,103

Stockholders' equity	290,906			231,247

Total liabilities and stockholders' equity	$3,274,713			$2,602,350

Net interest income		$29,619			$21,940

Net interest spread			3.70%			3.37%

Net interest margin			3.90%			3.59%

Ratio of average interest-earning assets to average interest-bearing liabilities	141.99%			146.54%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the three months ended March 31, 2017

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2017 vs. 2016
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$2	$28	$(26)
Interest-bearing deposits at financial institutions	139	37	102
Investment securities (2)	473	393	80
Restricted investment securities	(1)	10	(11)
Gross loans/leases receivable (2) (3) (4)	7,838	1,518	6,320

Total change in interest income	$8,451	$1,986	$6,465

INTEREST EXPENSE
Interest-bearing deposits	$525	$160	$365
Time deposits	418	208	210
Short-term borrowings	(19)	129	(148)
Federal Home Loan Bank advances	(39)	80	(119)
Other borrowings	(141)	552	(693)
Junior subordinated debentures	28	89	(61)

Total change in interest expense	$772	$1,218	$(446)

Total change in net interest income	$7,679	$768	$6,911

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Certain critical accounting policies are described below.

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

Qualitative factors include management’s view regarding the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structures, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.

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

Although management believes the level of the allowance as of March 31, 2017 was adequate to absorb losses in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased 33%, comparing the first quarter of 2017 to the same period of 2016. Most of this increase was the result of the CSB acquisition during the third quarter of 2016.

Overall, the Company’s average earning assets increased 25%, comparing the first quarter of 2017 to the first quarter of 2016. During the same time period, average gross loans and leases increased 31%, while average investment securities increased 2%.

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

INTEREST EXPENSE

Interest expense for the first quarter of 2017 increased 27% from the first quarter of 2016. The acquisition of CSB contributed to this increase. Additionally, the Company has rate sensitive deposits with select customers that have repriced with the increase in certain market interest rates.

Management has placed a strong focus on reducing the reliance on long-term wholesale funding as it tends to be higher in cost than deposits. Several balance sheet restructuring strategies were executed in 2016. Refer to Notes 10 and 11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional details.

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

The Company’s provision totaled $2.1 million for the first quarter of 2017, which was flat from the same quarter of the prior year. This provision, when coupled with net charge-offs of $803 thousand, increased the Company’s allowance to $32.1 million at March 31, 2017. As of March 31, 2017, the Company’s allowance to total loans/leases was 1.32%, which was up from 1.28% at December 31, 2016 and down from 1.46% at March 31, 2016, respectively.

In accordance with GAAP for business combination accounting, the loans acquired through the acquisition of CSB were recorded at market value; therefore, there was no allowance associated with CSB’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired CSB loans factoring in the net remaining discount ($8.0 million at March 31, 2017). When factoring this remaining discount into the Company’s allowance to total loans and leases calculation, the Company’s allowance as a percentage of total loans and leases increases from 1.32% to 1.64%.

A more detailed discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016	$ Change	% Change

Trust department fees	$1,740,207	1,575,907	$164,300	10.4%
Investment advisory and management fees	961,599	658,385	303,214	46.1
Deposit service fees	1,316,390	931,079	385,311	41.4
Gains on sales of residential real estate loans	96,323	60,386	35,937	59.5
Gains on sales of government guaranteed portions of loans	950,641	878,528	72,113	8.2
Swap fee income	113,520	856,958	(743,438)	(86.8)
Securities gains, net	-	358,480	(358,480)	(100.0)
Earnings on bank-owned life insurance	469,687	393,609	76,078	19.3
Debit card fees	702,801	307,651	395,150	128.4
Correspondent banking fees	245,189	302,130	(56,941)	(18.8)
Other	687,397	499,360	188,037	37.7
Total noninterest income	$7,283,754	$6,822,473	$461,281	6.8%

In recent years, the Company has been successful in expanding its wealth management customer base. Trust department fees continue to be a significant contributor to noninterest income and, due to favorable market conditions in early 2017 coupled with strong growth in assets under management, trust department fees increased 10%, comparing the first quarter of 2017 to the same period of the prior year. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts. Additionally, the Company recently started offering trust operations services to correspondent banks.

Management has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, these fees are largely determined based on the value of the investments managed. And, similar to the trust department, the Company has had some success in expanding its customer base. Due to favorable market conditions in early 2017, investment advisory and management fees increased 46%, comparing the first quarter of 2017 to the same period of the prior year. The acquisition of CSB also contributed to this increase, as they had an established investment advisory and management services department at acquisition.

Deposit service fees expanded 41% comparing the first quarter of 2017 to the same period of the prior year. This increase was the result of the acquisition of CSB. Additionally, the Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Gains on sales of residential real estate loans increased 60% when comparing the first quarter of 2017 to the same period of the prior year. The increase was attributable to the acquisition of CSB. Overall, with the low interest rate environment, refinancing activity has slowed, as many of the Company’s existing and prospective customers have already executed a refinancing. Therefore, this area has become a much smaller contributor to overall noninterest income.

The Company’s gains on the sale of government-guaranteed portions of loans for the first quarter of 2017 increased 8%, compared to the first quarter of 2016. Given the nature of these gains, large fluctuations can happen from quarter-to-quarter and year-to-year. Results for the most recent quarter are reflective of the strong demand for these types of loans. As one of its core strategies, the Company continues to leverage its expertise by taking advantage of programs offered by the SBA and the USDA. The Company’s portfolio of government-guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing. The Company has added additional talent and is executing on strategies in an effort to make this a more consistent and larger source of revenue. The pipelines for SBA and USDA lending are strong, and management believes that the Company will continue to have success in this category.

As a result of the low interest rate environment, the Company was able to execute numerous interest rate swaps on select commercial loans over the past two years. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. Swap fee income totaled $114 thousand for the first quarter of 2017, compared to $857 thousand for the first quarter of 2016. Due to the rate environment in the first quarter of 2017, interest rate swap executions were minimal. Future levels of swap fee income are dependent upon prevailing interest rates.

The Company did not sell any securities gains during the first quarter of 2017. Securities gains were $358 thousand for the first quarter of 2016. The Company took advantage of market opportunities by selling approximately $55.5 million of investments that were low-yielding during the quarter ending March 31, 2016. Proceeds were then used to purchase higher-yielding bonds with a modest duration extension and to fund loan and lease growth.

Earnings on BOLI increased 19% comparing the first quarter of 2017 to the first quarter of 2016. There were no purchases of BOLI within the last twelve months. Notably, a small portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity market. Equity market performance in the first quarter of 2016 resulted in a slight loss on this variable policy, whereas, equity performance in the first quarter of 2017 was strong and resulted in a gain. This swing accounted for the majority of the increase year-over-year. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 128% comparing the first quarter of 2017 to the first quarter of the prior year. The primary reason for the increase was the addition of CSB. CSB has a large retail customer base, therefore, has significant interchange revenue. Additionally, these fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees decreased 19% comparing the first quarter of 2017 to the first quarter of the prior year. As correspondent bank deposit balances rise, they receive a higher earnings credit, which then reduces the direct fees that the Company receives. Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 183 banks in Iowa, Illinois and Wisconsin.

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016	$ Change	% Change

Salaries and employee benefits	$13,307,331	10,800,907	$2,506,424	23.2%
Occupancy and equipment expense	2,502,219	1,826,988	675,231	37.0
Professional and data processing fees	2,083,392	1,447,413	635,979	43.9
FDIC insurance, other insurance and regulatory fees	621,242	634,365	(13,123)	(2.1)
Loan/lease expense	293,538	162,819	130,719	80.3
Net cost of operations of other real estate	14,230	102,183	(87,953)	(86.1)
Advertising and marketing	609,431	386,259	223,172	57.8
Bank service charges	423,901	415,931	7,970	1.9
Losses on debt extinguishment, net	-	83,197	(83,197)	(100.0)
Correspondent banking expense	198,351	176,989	21,362	12.1
Other	1,219,482	917,447	302,035	32.9
Total noninterest expense	$21,273,117	$16,954,498	$4,318,619	25.5%

Management places a strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency. Most expenses were higher in the first quarter of 2017 compared to 2016 as a result of acquiring CSB as the Company’s fourth bank charter.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the first quarter of 2016 to the first quarter of 2017 by 23%. This increase is primarily related to the acquisition of CSB.

Occupancy and equipment expense increased 37%, comparing the first quarter of 2017 to the same period of the prior year. The increased expense was mostly due to the addition of CSB.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Professional and data processing fees increased 44%, comparing the first quarter of 2017 to the same period in 2016. This increased expense was mostly due to the addition of CSB. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

FDIC and other insurance expense decreased 2%, comparing the first quarter of 2017 to the first quarter of 2016. The decrease in expense was due to a decrease in the assessment rate designated by the FDIC partially offset by the acquisition of CSB.

Loan/lease expense increased 80%, comparing the first quarter of 2017 to the same quarter of 2016. The Company incurred elevated levels of expense in the first quarter of 2017 for certain existing NPLs in connection with the work-out of these loans. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net costs of operations of other real estate totaled $14 thousand for the first quarter of 2017, compared to $102 thousand for the first quarter of 2016. Occupancy rates for one of the OREO properties managed by the Company have improved over the past year, increasing cash flow from that property and reducing net operating costs.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased 2% from the first quarter of 2016 to the first quarter of 2017. The increase was due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio. As transactions volumes continue to increase and the number of correspondent banking clients increases, the associated expenses will also increase.

In the first three months of 2016, the Company incurred $83 thousand of losses on debt extinguishment, net. This amount included $1.3 million of losses related to the prepayment of certain FHLB advances and whole structured repurchase agreements, as well as a $1.2 million gain recognized through the repurchase of trust preferred securities.

Correspondent banking expense was up 12% when comparing the first quarter of 2017 to the first quarter of 2016 due to both increases in volume and increases in the number of correspondent banking clients. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INCOME TAXES

In the first quarter of 2017, the Company incurred income tax expense of $2.4 million. Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017		2016
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

Computed "expected" tax expense	$4,051,044	35.0%	$2,937,379	35.0%
Tax exempt interest income	(1,305,427)	(11.3)	(966,318)	(11.5)
Bank-owned life insurance	(164,391)	(1.4)	(137,763)	(1.6)
State income taxes, net of federal benefit, current year	408,325	3.5	266,908	3.2
Excess tax benefit on stock options exercised and restricted stock awards vested *	(533,322)	(4.6)	-	-
Other	(66,783)	(0.6)	(81,183)	(1.0)
Federal and state income tax expense	$2,389,446	20.6%	$2,019,023	24.1%

* As a result of the implementation of ASU 2016-09 effective January 1, 2017, the excess tax benefit on stock options exercised and restricted stock awards vested is now recorded as an adjustment to income tax expense in the income statement. Previously, the excess tax benefit was recorded as an adjustment to equity.

The effective tax rate for the quarter ended March 31, 2017 was 20.6% which was a decrease from the effective tax rate of 24.1% for the quarter ended March 31, 2016. This shift was primarily due to the implementation of ASU 2016-09, which resulted in a tax benefit of $533 thousand for the first quarter of 2017.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	March 31, 2017		December 31, 2016		March 31, 2016
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Cash and due from banks	$56,326	2%	$70,570	2%	$44,931	2%
Federal funds sold and interest-bearing deposits	173,219	5%	86,206	3%	57,229	2%
Securities	557,646	16%	574,022	19%	537,317	20%
Net loans/leases	2,403,791	71%	2,374,730	70%	1,846,428	70%
Other assets	190,031	6%	196,416	6%	154,768	6%
Total assets	$3,381,013	100%	$3,301,944	100%	$2,640,673	100%

Total deposits	$2,805,931	83%	$2,669,261	74%	$1,989,573	71%
Total borrowings	231,534	7%	290,952	14%	347,901	18%
Other liabilities	47,708	1%	55,690	2%	68,056	2%
Total stockholders' equity	295,840	9%	286,041	10%	235,143	9%
Total liabilities and stockholders' equity	$3,381,013	100%	$3,301,944	100%	$2,640,673	100%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

During the first quarter of 2017, the Company’s total assets increased $79.1 million, or 2%, to a total of $3.4 billion. Total gross loans and leases grew $30.4 million. This loan and lease growth was funded by deposits, which increased $136.7 million in the first quarter of 2017. This deposit growth also allowed the Company to further reduce borrowings by $59.4 million in the first quarter of 2017. Stockholders’ equity increased $9.8 million, or 3%, in the current quarter due to net retained income.

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

Following is a breakdown of the Company’s securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	March 31, 2017		December 31, 2016		March 31, 2016
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

U.S. govt. sponsored agency securities	$47,556	9%	$46,084	8%	$132,742	25%
Municipal securities	356,776	64%	374,463	65%	285,009	53%
Residential mortgage-backed and related securities	147,504	26%	147,702	26%	116,452	22%
Other securities	5,810	1%	5,773	1%	3,114	0%
	$557,646	100%	$574,022	100%	$537,317	100%

Securities as a % of total assets	16.49%		17.38%		20.35%
Net unrealized gains (losses) as a % of amortized cost	(0.79)%		(0.87)%		1.05%
Duration (in years)	6.1		6.0		5.2
Yield on investment securities (tax equivalent)	3.73%		3.56%		3.42%

Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in any of the periods presented.

The duration of the securities portfolio stayed relatively flat in the current quarter, as compared to December 31, 2016.

The Company has not invested in private mortgage-backed securities or pooled trust preferred securities. Additionally, the Company has not invested in the types of securities subject to the Volcker Rule (a provision of the Dodd-Frank Act).

See Note 2 to the Consolidated Financial Statements for additional information regarding the Company’s investment securities.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LOANS/LEASES

Total loans/leases grew 5.0% on an annualized basis during the first three months of 2017. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	March 31, 2017		December 31, 2016		March 31, 2016
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I loans	$851,578	35%	$827,637	34%	$682,057	37%
CRE loans	1,106,842	46%	1,093,459	46%	766,159	41%
Direct financing leases	159,368	7%	165,419	7%	172,774	9%
Residential real estate loans	231,326	9%	229,233	10%	173,096	9%
Installment and other consumer loans	78,771	3%	81,666	3%	71,842	4%
Total loans/leases	$2,427,885	100%	$2,397,414	100%	$1,865,928	100%
Plus deferred loan/lease origination costs, net of fees	7,965		8,073		7,895
Less allowance	(32,059)		(30,757)		(27,395)
Net loans/leases	$2,403,791		$2,374,730		$1,846,428

As CRE loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of March 31, 2017 and December 31, 2016, respectively, approximately 29% and 30% of the CRE loan portfolio was owner-occupied.

Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more C&I loans. C&I loans grew $23.9 million in the current quarter, or an annualized rate of 12%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company’s CRE loan portfolio:

	As of March 31,		As of December 31,		As of March 31,
	2017		2016		2016
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Nonresidential Buildings	$327,077	30%	$322,337	30%	$277,822	36%
Lessors of Residential Buildings	147,335	13%	141,321	13%	99,104	13%
New Housing For-Sale Builders	57,733	5%	56,711	5%	5,346	1%
Nonresidential Property Managers	57,112	5%	70,914	7%	17,003	2%
Land Subdivision	47,254	4%	45,132	4%	18,467	2%
Hotels	37,998	4%	35,006	3%	19,694	3%
Nursing Care Facilities	34,611	3%	34,768	3%	13,807	2%
New Multifamily Housing Construction	26,915	2%	24,146	2%	11,669	1%
Lessors of Other Real Estate Property	20,989	2%	25,664	2%	21,895	3%
Other *	349,818	32%	337,460	31%	281,352	37%

Total CRE Loans	$1,106,842	100%	$1,093,459	100%	$766,159	100%

* “Other” consists of all other industries. None of these had concentrations greater than $22.0 million, or approximately 2% of total CRE loans in the most recent period presented.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of March 31,		As of December 31,		As of March 31,
	2017		2016		2016
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Manufacturing - General	$18,067	9%	$17,434	8%	$16,275	8%
Construction - General	17,914	9%	16,815	8%	13,734	7%
Trucks & Vans	14,657	7%	13,806	7%	7,993	4%
Food Processing Equipment	14,102	7%	14,316	7%	14,224	7%
Computer Hardware	10,094	5%	10,443	5%	9,552	5%
Trailers	9,465	5%	10,003	5%	6,389	3%
Marine - Travelifts	8,132	4%	8,180	4%	7,663	4%
Restaurant	7,841	4%	7,950	4%	7,472	4%
Manufacturing - CNC	6,812	3%	7,164	3%	8,675	4%
Furniture	6,259	3%	$6,945	3%	$6,002	3%
Other	95,116	46%	97,989	46%	107,235	52%
Total m2 loans and leases	208,459	100%	211,045	100%	205,214	100%

* “Other” consists of all other equipment types. None of these had concentrations greater than 3% of total m2 loan and lease portfolio in the most recent period presented.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s loan and lease portfolio.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three months ended March 31, 2017 and 2016 are presented as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016

	(dollars in thousands)

Balance, beginning	$30,757	$26,141
Provisions charged to expense	2,105	2,073
Loans/leases charged off	(893)	(868)
Recoveries on loans/leases previously charged off	90	49
Balance, ending	$32,059	$27,395

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

The Company’s levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	March 31, 2017	December 31, 2016	March 31, 2016

	(dollars in thousands)

Special Mention (Rating 6)	$22,841	$20,082	$28,065
Substandard (Rating 7)	50,810	49,035	38,273
Doubtful (Rating 8)	-	-	-
	$73,651	$69,117	$66,338

Criticized Loans **	$73,651	$69,117	$66,338
Classified Loans ***	$50,810	$49,035	$38,273

Criticized Loans as a % of Total Loans/Leases	3.02%	2.87%	3.54%
Classified Loans as a % of Total Loans/Leases	2.09%	2.04%	2.04%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company experienced a modest increase in both criticized and classified loans during the first three months of 2017; however, as shown below, these increases did not translate to increased NPLs. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

The following table summarizes the trend in the allowance as a percentage of gross loans/leases and as a percentage of NPLs.

	As of
	March 31, 2017	December 31, 2016	March 31, 2016

Allowance / Gross Loans/Leases	1.32%	1.28%	1.46%
Allowance / NPLs *	149.89%	144.85%	228.75%

*NPLs consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing TDRs.

Although management believes that the allowance at March 31, 2017 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

In accordance with GAAP for business combination accounting, the loans acquired through the acquisition of CSB were recorded at market value; therefore, there was no allowance associated with CSB’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired CSB loans factoring in the net remaining discount ($8.0 million at March 31, 2017). When factoring this remaining discount into the Company’s allowance to total loans and leases calculation, the Company’s allowance as a percentage of total loans and leases increases from 1.32% to 1.64%. This elimination of CSB’s allowance also resulted in a decrease of the allowance to NPLs ratio, as CSB’s NPLs no longer have reserves allocated to them and instead, have a loan discount that is separate from the allowance.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s allowance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS

The table below presents the amounts of NPAs.

	As of March 31,	As of December 31,	As of March 31,
	2017	2016	2016

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$14,205	$13,919	$10,772
Accruing loans/leases past due 90 days or more	955	967	47
TDRs - accruing	6,229	6,347	1,157
Total NPLs	21,389	21,233	11,976
OREO	5,625	5,523	6,680
Other repossessed assets	285	202	46
Total NPAs	$27,299	$26,958	$18,702

NPLs to total loans/leases	0.88%	0.88%	0.64%
NPAs to total loans/leases plus repossessed property	1.12%	1.12%	0.99%
NPAs to total assets	0.81%	0.82%	0.71%
Texas ratio (3)	8.78%	9.09%	7.23%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $2.4 million at March 31, 2017, $2.3 million at December 31, 2016, and $1.6 million at March 31, 2016.
(3)

Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance. Texas Ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations for more information.

NPAs at March 31, 2017 were $27.3 million, which were relatively flat from December 31, 2016 and up $8.6 million from March 31, 2016. This increase was the result of two large credits added in the fourth quarter of 2016.

The ratio of NPAs to total assets was 0.81% at March 31, 2017, which was flat from 0.82% at December 31, 2016, and up from 0.71% at March 31, 2016.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS

Deposits increased $136.7 million during the first quarter of 2017. The table below presents the composition of the Company’s deposit portfolio.

	As of
	March 31, 2017		December 31, 2016		March 31, 2016

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$777,150	28%	$797,415	30%	$641,859	32%
Interest bearing demand deposits	1,486,047	53%	1,369,226	51%	916,455	46%
Time deposits	458,170	16%	439,169	17%	331,786	17%
Brokered deposits	84,564	3%	63,451	2%	99,473	5%
	$2,805,931	100%	$2,669,261	100%	$1,989,573	100%

In an effort to strengthen the relationship and maximize the liquidity potential of its correspondent banking clients, the Company introduced an interest-bearing money market deposit account to its correspondent banking clients and this generated strong deposit growth in the first quarter of 2017.

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

	As of
	March 31, 2017	December 31, 2016	March 31, 2016

	(dollars in thousands)

Overnight repurchase agreements with customers	$7,170	$8,131	$52,153
Federal funds purchased	12,300	31,840	11,870
	$19,470	$39,971	$64,023

The Company is nearing the completion of a process to transition its overnight repurchase agreements with customers into a comparable interest bearing demand deposit product that offers full FDIC insurance. This transition has freed up securities that were previously pledged as collateral to the overnight repurchase agreements with customers and has enhanced the Company’s ability to further rotate its earning assets from securities to loans.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the Company’s term FHLB advances and overnight FHLB advances.

	As of
	March 31, 2017	December 31, 2016	March 31, 2016

	(dollars in thousands)

Term FHLB advances	$59,000	$63,000	$80,000
Overnight FHLB advances	47,550	74,500	70,500
	$106,550	$137,500	$150,500

Term FHLB advances decreased in the current quarter due to a small maturity of $4.0 million. Overnight FHLB advances have decreased, as the Company grows core deposits and has less need for alternative funding.

The table below presents the composition of the Company’s other borrowings.

	As of
	March 31, 2017	December 31, 2016	March 31, 2016

	(dollars in thousands)

Wholesale structured repurchase agreements	$45,000	$45,000	$100,000
Term note	27,000	30,000	-
Revolving line of credit	-	5,000	-
	$72,000	$80,000	$100,000

Other borrowings include structured repos which are utilized as an alternative funding source to FHLB advances and customer deposits. Structured repos are collateralized by certain U.S. government agency securities and residential mortgage backed and related securities.

As described in Note 11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company has an outstanding five-year term note and revolving line of credit. As of March 31, 2017, the term debt had been paid down to $27.0 million. Also, in the first quarter of 2017, the Company paid off the full outstanding amount of the revolving line of credit. As of March 31, 2017, the full $10.0 million line of credit was available.

The Company executed several balance sheet restructuring strategies in 2016. Refer to Note 11 of the Annual Report on Form 10-K for the year ended December 31, 2016 for addition information regarding these prepayments.

It is management’s intention to continue to reduce its reliance on wholesale funding, including FHLB advances, structured repos, and brokered deposits. Replacement of this funding with core deposits helps to reduce interest expense as wholesale funding tends to be higher cost. However, the Company may choose to utilize advances and/or brokered deposits to supplement funding needs, as this is a way for the Company to effectively and efficiently manage interest rate risk.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the maturity schedule including weighted average interest cost for the Company’s combined wholesale funding portfolio.

	March 31, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

	(dollar amounts in thousands)

Year ending December 31:
2017	155,705	1.05%	165,543	0.91%
2018	38,459	2.70	38,459	2.70
2019	16,950	2.65	16,950	2.65
2020	25,000	2.66	25,000	2.66
Total Wholesale Funding	$236,114	1.38%	$245,952	1.38%

During the first three months of 2017, wholesale funding decreased $9.8 million. Year-to-date, the Company has repaid $21.2 million of borrowings at maturity. Offsetting these reductions in wholesale borrowings was a net increase in brokered deposits of $38.4 million, all with maturities less than one year. Short-term borrowings from the FHLB decreased $27.0 million since December 31, 2016.

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of
	March 31, 2017	December 31, 2016	March 31, 2016
	Amount	Amount	Amount

	(dollars in thousands)

Common stock	$13,161	$13,107	$11,815
Additional paid in capital	157,582	156,777	124,058
Retained earnings	127,145	118,617	98,868
AOCI (loss)	(2,048)	(2,460)	402
Total stockholders' equity	$295,840	$286,041	$235,143

TCE* / TA	8.20%	8.04%	8.74%

*TCE is defined as total common stockholders’ equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $168.9 million during the first quarter of 2017 and $139.5 million during the full year of 2016. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At March 31, 2017, the subsidiary banks had 34 lines of credit totaling $395.7 million, of which $33.7 million was secured and $362.0 million was unsecured. At March 31, 2017, $395.7 million was available.

At December 31, 2016, the subsidiary banks had 33 lines of credit totaling $381.4 million, of which $34.4 million was secured and $347.0 million was unsecured. At December 31, 2016, $361.4 million was available as $20.0 million was utilized for short-term borrowing needs at QCBT.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2017. At March 31, 2017, the full $10.0 was available.

As of March 31, 2017, the Company has $442.4 million in correspondent banking deposits spread over 183 relationships. While the Company feels that these funds are very stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $102.6 million during the first three months of 2017, compared to $14.5 million for the same period of 2016. The net increase in interest-bearing deposits at financial institutions was $93.5 for the first three months of 2017, compared to $5.2 million for the same period of 2016. Proceeds from calls, maturities, paydowns, and sales of securities were $25.9 million for the first three months of 2017, compared to $109.5 million for the same period of 2016. Purchases of securities used cash of $12.1 million for the first three months of 2017, compared to $45.1 million for the same period of 2016. The net increase in loans/leases used cash of $29.2 million for the first three months of 2017 compared to $76.3 million for the same period of 2016.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Financing activities provided cash of $77.5 million for the first three months of 2017, compared to $12.6 million for same period of 2016. Net increases in deposits totaled $136.7 million for the first three months of 2017, compared to $108.9 million for the same period of 2016. During the first three months of 2017, the Company’s short-term borrowings decreased $20.5 million, while they decreased $80.6 million for the same period of 2016. In the first three months of 2017, the Company reduced FHLB advances and other borrowings by $39.0 million through a mixture of maturities, scheduled payments and the net change in short-term borrowings. In the first three months of 2016, the Company reduced FHLB advances and borrowings by $32.2 million through a mixture of maturities, prepayments, and debt retirement. Additionally, short-term borrowings increased by $16.5 million in the first three months of 2016.

Total cash provided by operating activities was $10.8 million for the first three months of 2017, compared to $5.1 million for the same period of 2016.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities.

The following table presents the details of the trust preferred securities outstanding as of March 31, 2017 and December 31, 2016.

Name	Date Issued	Amount Outstanding March 31, 2017	Amount Outstanding December 31, 2016	Interest Rate	Interest Rate as of March 31, 2017	Interest Rate as of December 31, 2016

QCR Holdings Statutory Trust II	February 2004	$10,310,000	$10,310,000	2.85% over 3-month LIBOR	3.85%	3.85%
QCR Holdings Statutory Trust III	February 2004	8,248,000	8,248,000	2.85% over 3-month LIBOR	3.85%	3.85%
QCR Holdings Statutory Trust V	February 2006	10,310,000	10,310,000	1.55% over 3-month LIBOR	2.57%	2.43%
Community National Statutory Trust II	September 2004	3,093,000	3,093,000	2.17% over 3-month LIBOR	3.32%	3.17%
Community National Statutory Trust III	March 2007	3,609,000	3,609,000	1.75% over 3-month LIBOR	2.88%	2.71%
		$35,570,000	$35,570,000	Weighted Average Rate	3.33%	3.26%

The Company assumed the trust preferred securities originally issued by Community National in connection with its acquisition in May 2013. As a result of acquisition accounting, the liabilities were recorded at fair value upon acquisition with the resulting discount being accreted as interest expense on a level yield basis over the expected term. The original discount totaled $2.6 million. As of March 31, 2017, the remaining discount was $2.1 million.

The Company filed a universal shelf registration statement on Form S-3 with the SEC on October 27, 2016, as amended on January 11, 2017. Declared effective by the SEC on January 31, 2017, the registration statement allows the Company to offer and sell various types of securities, including common stock, preferred stock, debt securities and/or warrants, from time to time up to an aggregate amount of $100 million. The Company utilized $30.1 million of its $100 million previous shelf registration filing through the offer and sale of its common stock in the second quarter of 2016 to help fund the acquisition of CSB. This Form S-3 filing replenished the amount available to the previous level of $100 million. The specific terms and prices of any securities offered pursuant to the registration statement will be determined at the time of any future offering and described in a separate prospectus supplement, which would be filed with the SEC at the time of the particular offering, if any. There were no securities issued under this shelf registration statement during the quarter ended March 31, 2017.

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements. Refer to Note 7 of the Consolidated Financial Statements for additional information regarding regulatory capital.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the Company’s operations and future prospects are detailed in the “Risk Factors” sections included under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1A of Part II of this report. In addition to the risk factors described in that section, there are other factors that may impact any public company, including the Company, which could have a material adverse effect on the Company’s operations and future prospects of the Company and its subsidiaries. One should not consider the risk factors to be a complete discussion of risks, uncertainties and assumptions.

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

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of March 31, 2017	As of December 31, 2016	As of December 31, 2015

100 basis point downward shift	-10.0%	-1.5%	-1.7%	-2.1%
200 basis point upward shift	-10.0%	-0.9%	-1.2%	-2.7%
300 basis point upward shock	-25.0%	-0.8%	-1.4%	-7.1%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at March 31, 2017 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company’s 2016 Annual Report on Form 10-K. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and March 31, 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	May 9, 2017	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Office

Date	May 9, 2017	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer

Date	May 9, 2017	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin, Vice President
Controller & Director of Financial Reporting
Principal Accounting Officer