Form 10-Q
period 2017-06-30
QCR HOLDINGS INC
filed 2017-08-08
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes      [    ]          No [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 2, 2017, the Registrant had outstanding 13,181,153 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets	3
		As of June 30, 2017 and December 31, 2016

		Consolidated Statements of Income
		For the Three Months Ended June 30, 2017 and 2016	4

		Consolidated Statements of Income
		For the Six Months Ended June 30, 2017 and 2016	5

		Consolidated Statements of Comprehensive Income
		For the Three and Six Months Ended June 30, 2017 and 2016	6

		Consolidated Statements of Changes in Stockholders' Equity
		For the Three and Six Months Ended June 30, 2017 and 2016	7

		Consolidated Statements of Cash Flows
		For the Six Months Ended June 30, 2017 and 2016	8

		Notes to Consolidated Financial Statements	10

		Note 1. Summary of Significant Accounting Policies	10
		Note 2. Investment Securities	12
		Note 3. Loans/Leases Receivable	17
		Note 4. Earnings Per Share	27
		Note 5. Fair Value	27
		Note 6. Business Segment Information	31
		Note 7. Regulatory Capital Requirements	32
		Note 8. Acquisition of Guaranty Bank and Trust Company	34

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

		Introduction	35
		General	35
		Executive Overview	36
		Long-Term Financial Goals	37
		Strategic Developments	38
		GAAP to Non-GAAP Reconciliations	40
		Net Interest Income (Tax Equivalent Basis)	43
		Critical Accounting Policies	48
		Results of Operations
		Interest Income	49
		Interest Expense	49
		Provision for Loan/Lease Losses	50
		Noninterest Income	51
		Noninterest Expense	54
		Income Taxes	56

		Financial Condition	56
		Investment Securities	57
		Loans/Leases	58
		Allowance for Estimated Losses on Loans/Leases	61
		Nonperforming Assets	63
		Deposits	64
		Borrowings	64
		Stockholders' Equity	66
		Liquidity and Capital Resources	67
		Special Note Concerning Forward-Looking Statements	69

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	70

	Item 4	Controls and Procedures	72

Part II	OTHER INFORMATION

	Item 1	Legal Proceedings	73

	Item 1A	Risk Factors	73

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	73

	Item 3	Defaults upon Senior Securities	73

	Item 4	Mine Safety Disclosures	73

	Item 5	Other Information	73

	Item 6	Exhibits	74

Signatures			75

Throughout the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, we use certain acronyms and abbreviations, as defined in Note 1.

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2017 and December 31, 2016

	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$77,161,353	$70,569,993
Federal funds sold	19,183,000	22,257,000
Interest-bearing deposits at financial institutions	53,171,325	63,948,925

Securities held to maturity, at amortized cost	324,203,634	322,909,056
Securities available for sale, at fair value	269,281,713	251,113,139
Total securities	593,485,347	574,022,195

Loans receivable held for sale	705,800	1,135,500
Loans/leases receivable held for investment	2,552,859,808	2,404,351,485
Gross loans/leases receivable	2,553,565,608	2,405,486,985
Less allowance for estimated losses on loans/leases	(33,356,632)	(30,757,448)
Net loans/leases receivable	2,520,208,976	2,374,729,537

Bank-owned life insurance	58,186,098	57,257,051
Premises and equipment, net	61,218,425	60,643,508
Restricted investment securities	16,103,925	14,997,025
Other real estate owned, net	5,173,521	5,523,104
Goodwill	13,110,913	13,110,913
Core deposit intangible	6,919,480	7,381,213
Other assets	33,264,332	37,503,284
Total assets	$3,457,186,695	$3,301,943,748

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$760,624,943	$797,415,090
Interest-bearing	2,109,609,296	1,871,846,183
Total deposits	2,870,234,239	2,669,261,273

Short-term borrowings	18,217,393	39,971,387
Federal Home Loan Bank advances	106,500,000	137,500,000
Other borrowings	72,000,000	80,000,000
Junior subordinated debentures	33,546,425	33,480,202
Other liabilities	51,605,203	55,690,087
Total liabilities	3,152,103,260	3,015,902,949

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000 June 2017 and December 2016 - No shares issued or outstanding	-	-
Common stock, $1 par value; shares authorized 20,000,000 June 2017 - 13,175,234 shares issued and outstanding December 2016 - 13,106,845 shares issued and outstanding	13,175,234	13,106,845
Additional paid-in capital	158,001,006	156,776,642
Retained earnings	135,254,306	118,616,901
Accumulated other comprehensive loss:
Securities available for sale	(468,190)	(1,527,433)
Interest rate cap derivatives	(878,921)	(932,156)
Total stockholders' equity	305,083,435	286,040,799
Total liabilities and stockholders' equity	$3,457,186,695	$3,301,943,748

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended June 30,

	2017	2016
Interest and dividend income:
Loans/leases, including fees	$28,114,729	$20,238,179
Securities:
Taxable	1,260,575	1,192,541
Nontaxable	2,688,243	2,276,203
Interest-bearing deposits at financial institutions	219,714	62,242
Restricted investment securities	131,890	133,546
Federal funds sold	38,117	10,573
Total interest and dividend income	32,453,268	23,913,284

Interest expense:
Deposits	2,990,603	1,344,398
Short-term borrowings	19,157	18,065
FHLB advances	354,213	415,933
Other borrowings	695,669	824,437
Junior subordinated debentures	346,929	301,638
Total interest expense	4,406,571	2,904,471
Net interest income	28,046,697	21,008,813

Provision for loan/lease losses	2,022,993	1,197,850
Net interest income after provision for loan/lease losses	26,023,704	19,810,963

Noninterest income:
Trust department fees	1,692,001	1,512,083
Investment advisory and management fees	868,835	692,738
Deposit service fees	1,458,359	946,810
Gains on sales of residential real estate loans	112,628	84,413
Gains on sales of government guaranteed portions of loans	87,053	1,603,890
Swap fee income	327,577	167,582
Securities gains, net	38,464	18,030
Earnings on bank-owned life insurance	459,359	480,520
Debit card fees	743,521	343,748
Correspondent banking fees	200,057	244,939
Other	794,664	667,648
Total noninterest income	6,782,518	6,762,401

Noninterest expense:
Salaries and employee benefits	12,930,944	10,917,473
Occupancy and equipment expense	2,698,336	1,884,556
Professional and data processing fees	2,340,699	1,542,322
Acquisition costs	-	354,969
FDIC insurance, other insurance and regulatory fees	645,277	649,604
Loan/lease expense	260,284	154,349
Net cost of operations of other real estate	27,957	277,911
Advertising and marketing	567,588	433,451
Bank service charges	447,445	415,350
Correspondent banking expense	201,693	181,776
Other	1,284,406	931,992
Total noninterest expense	21,404,629	17,743,753
Net income before income taxes	11,401,593	8,829,611
Federal and state income tax expense	2,635,576	2,153,144
Net income	$8,766,017	$6,676,467
Basic earnings per common share	$0.67	$0.54
Diluted earnings per common share	$0.65	$0.53
Weighted average common shares outstanding	13,170,283	12,335,077
Weighted average common and common equivalent shares outstanding	13,516,592	12,516,474
Cash dividends declared per common share	$0.05	$0.04

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Six Months Ended June 30,

	2017	2016
Interest and dividend income:
Loans/leases, including fees	$55,326,146	$39,938,549
Securities:
Taxable	2,402,810	2,548,744
Nontaxable	5,335,965	4,518,218
Interest-bearing deposits at financial institutions	418,366	122,559
Restricted investment securities	262,320	264,110
Federal funds sold	52,760	23,163
Total interest and dividend income	63,798,367	47,415,343
Interest expense:
Deposits	5,223,359	2,634,196
Short-term borrowings	43,117	61,131
FHLB advances	757,682	857,637
Other borrowings	1,378,877	1,649,520
Junior subordinated debentures	679,752	606,524
Total interest expense	8,082,787	5,809,008
Net interest income	55,715,580	41,606,335

Provision for loan/lease losses	4,128,102	3,270,835
Net interest income after provision for loan/lease losses	51,587,478	38,335,500

Noninterest income:
Trust department fees	3,432,208	3,087,990
Investment advisory and management fees	1,830,434	1,351,123
Deposit service fees	2,774,749	1,877,889
Gains on sales of residential real estate loans	208,951	144,799
Gains on sales of government guaranteed portions of loans	1,037,694	2,482,418
Swap fee income	441,097	1,024,540
Securities gains, net	38,464	376,510
Earnings on bank-owned life insurance	929,046	874,129
Debit card fees	1,446,322	651,399
Correspondent banking fees	445,246	547,069
Other	1,482,061	1,167,008
Total noninterest income	14,066,272	13,584,874

Noninterest expense:
Salaries and employee benefits	26,238,275	21,718,380
Occupancy and equipment expense	5,200,555	3,711,544
Professional and data processing fees	4,424,091	2,989,735
Acquisition costs	-	354,969
FDIC insurance, other insurance and regulatory fees	1,266,519	1,283,969
Loan/lease expense	553,822	317,168
Net cost of operations of other real estate	42,187	380,094
Advertising and marketing	1,177,019	819,710
Bank service charges	871,346	831,281
Losses on debt extinguishment, net	-	83,197
Correspondent banking expense	400,044	358,765
Other	2,503,888	1,849,439
Total noninterest expense	42,677,746	34,698,251
Net income before income taxes	22,976,004	17,222,123
Federal and state income tax expense	5,025,022	4,172,167
Net income	$17,950,982	$13,049,956
Basic earnings per common share	$1.36	$1.08
Diluted earnings per common share	$1.33	$1.07
Weighted average common shares outstanding	13,151,833	12,064,349
Weighted average common and common equivalent shares outstanding	13,502,505	12,235,212
Cash dividends declared per common share	$0.10	$0.08

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016
Net income	$8,766,017	$6,676,467

Other comprehensive income:

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	1,170,310	2,081,800
Less reclassification adjustment for gains included in net income before tax	38,464	18,030
	1,131,846	2,063,770
Unrealized losses on interest rate cap derivatives:
Unrealized holding losses arising during the period before tax	(132,352)	(159,691)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(136,639)	20,154
	4,287	(179,845)

Other comprehensive income, before tax	1,136,133	1,883,925
Tax expense	434,394	703,292
Other comprehensive income, net of tax	701,739	1,180,633

Comprehensive income	$9,467,756	$7,857,100

	Six Months Ended June 30,
	2017	2016
Net income	$17,950,982	$13,049,956

Other comprehensive income:

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	1,768,500	6,945,518
Less reclassification adjustment for gains included in net income before tax	38,464	376,510
	1,730,036	6,569,008
Unrealized losses on interest rate cap derivatives:
Unrealized holding losses arising during the period before tax	(177,554)	(549,627)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(259,452)	35,591
	81,898	(585,218)

Other comprehensive income, before tax	1,811,934	5,983,790
Tax expense	699,456	2,277,746
Other comprehensive income, net of tax	1,112,478	3,706,044

Comprehensive income	$19,063,460	$16,756,000

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
Three Months and Six Months Ended June 30, 2017 and 2016

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2016	$13,106,845	$156,776,642	$118,616,901	$(2,459,589)	$286,040,799
Net income	-	-	9,184,965	-	9,184,965
Other comprehensive income, net of tax	-	-	-	410,739	410,739
Common cash dividends declared, $0.05 per share	-	-	(656,574)	-	(656,574)
Proceeds from issuance of 3,573 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	3,573	83,091	-	-	86,664
Proceeds from issuance of 44,284 shares of common stock as a result of stock options exercised	44,284	630,290	-	-	674,574
Stock compensation expense	-	388,753			388,753
Restricted stock awards - 13,289 shares of common stock	13,289	(13,289)	-	-	-
Exchange of 6,772 shares of common stock in connection with stock options exercised and restricted stock vested	(6,772)	(283,518)	-	-	(290,290)
Balance, March 31, 2017	$13,161,219	$157,581,969	$127,145,292	$(2,048,850)	$295,839,630
Net income	-	-	8,766,017	-	8,766,017
Other comprehensive income, net of tax	-	-	-	701,739	701,739
Common cash dividends declared, $0.05 per share	-	-	(657,003)	-	(657,003)
Proceeds from issuance of 4,582 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	4,582	170,061	-	-	174,643
Proceeds from issuance of 8,027 shares of common stock as a result of stock options exercised	8,027	109,392	-	-	117,419
Stock compensation expense	-	168,314			168,314
Restricted stock awards - 2,000 shares of common stock	2,000	(2,000)	-	-	-
Exchange of 594 shares of common stock in connection with stock options exercised	(594)	(26,730)	-	-	(27,324)
Balance June 30, 2017	$13,175,234	$158,001,006	$135,254,306	$(1,347,111)	$305,083,435

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2015	$11,761,083	$123,282,851	$92,965,645	$(2,123,829)	$225,885,750
Net income	-	-	6,373,489	-	6,373,489
Other comprehensive income, net of tax	-	-	-	2,525,411	2,525,411
Common cash dividends declared, $0.04 per share	-	-	(470,873)	-	(470,873)
Proceeds from issuance of 5,054 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	5,054	94,560	-	-	99,614
Proceeds from issuance of 46,020 shares of common stock as a result of stock options exercised	46,020	729,473	-	-	775,493
Stock compensation expense	-	382,761			382,761
Tax benefit of nonqualified stock options exercised	-	22,508	-	-	22,508
Restricted stock awards - 22,382 shares of common stock	22,382	(22,382)	-	-	-
Exchange of 19,628 shares of common stock in connection with stock options exercised and restricted stock vested	(19,628)	(431,806)	-	-	(451,434)
Balance, March 31, 2016	$11,814,911	$124,057,965	$98,868,261	$401,582	$235,142,719
Net income	-	-	6,676,467	-	6,676,467
Other comprehensive income, net of tax	-	-	-	1,180,633	1,180,633
Common cash dividends declared, $0.04 per share	-	-	(520,701)	-	(520,701)
Proceeds from the issuance of 1,215,000 shares of common stock, net of issuance costs	1,215,000	28,613,916	-	-	29,828,916
Proceeds from issuance of 6,982 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	6,982	142,887	-	-	149,869
Proceeds from issuance of 20,975 shares of common stock as a result of stock options exercised	20,975	230,671	-	-	251,646
Tax basis adjustment related to the acquisition of noncontrolling interest in m2 Lease Funds	-	2,132,415	-	-	2,132,415
Stock compensation expense	-	187,569			187,569
Tax benefit of nonqualified stock options exercised	-	87,858	-	-	87,858
Restricted stock awards - 500 shares of common stock	(500)	500	-	-	-
Balance June 30, 2016	$13,057,368	$155,453,781	$105,024,027	$1,582,215	$275,117,391

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,950,982	$13,049,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,847,963	1,552,176
Provision for loan/lease losses	4,128,102	3,270,835
Stock-based compensation expense	557,067	570,330
Deferred compensation expense accrued	724,422	623,831
Losses on other real estate owned, net	3,596	157,739
Amortization of premiums on securities, net	1,005,121	611,900
Securities gains, net	(38,464)	(376,510)
Loans originated for sale	(32,130,683)	(43,526,263)
Proceeds on sales of loans	33,807,027	45,160,830
Gains on sales of residential real estate loans	(208,951)	(144,799)
Gains on sales of government guaranteed portions of loans	(1,037,694)	(2,482,418)
Losses on debt extinguishment, net	-	83,197
Amortization of core deposit intangible	461,733	99,756
Accretion of acquisition fair value adjustments, net	(3,578,379)	(61,065)
Increase in cash value of bank-owned life insurance	(929,046)	(874,129)
Decrease (increase) in other assets	3,412,207	(4,330,548)
Increase (decrease) in other liabilities	(7,059,305)	1,386,323
Net cash provided by operating activities	$18,915,698	$14,771,141

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold	3,074,000	(975,000)
Net decrease (increase) in interest-bearing deposits at financial institutions	10,777,600	(11,293,339)
Proceeds from sales of other real estate owned	487,815	864,817
Activity in securities portfolio:
Purchases	(85,169,891)	(97,132,279)
Calls, maturities and redemptions	33,079,683	96,704,276
Paydowns	21,606,220	13,321,512
Sales	13,554,075	61,075,145
Activity in restricted investment securities:
Purchases	(2,407,600)	(1,857,200)
Redemptions	1,300,700	-
Net increase in loans/leases originated and held for investment	(146,365,255)	(124,972,098)
Purchase of premises and equipment	(2,422,880)	(2,953,356)
Net cash used in investing activities	$(152,485,534)	$(67,217,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	201,041,035	92,920,820
Net decrease in short-term borrowings	(21,753,994)	(93,100,968)
Activity in FHLB advances:
Calls and maturities	(6,000,000)	(9,000,000)
Net change in short-term and overnight advances	(25,000,000)	64,900,000
Prepayments	-	(10,524,197)
Activity in other borrowings:
Calls, maturities and scheduled principal payments	(8,000,000)	-
Prepayments	-	(10,759,000)
Retirement of junior subordinated debentures	-	(3,955,000)
Payment of cash dividends on common stock	(1,179,146)	(939,456)
Net proceeds from the common stock offering, 1,215,000 shares issued	-	29,828,916
Proceeds from issuance of common stock, net	1,053,300	914,099
Net cash provided by financing activities	$140,161,195	$60,285,214
Net increase in cash and due from banks	6,591,360	7,838,833
Cash and due from banks, beginning	70,569,993	41,742,321
Cash and due from banks, ending	$77,161,353	$49,581,154

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
Six Months Ended June 30, 2017 and 2016

	2017		2016
Supplemental disclosure of cash flow information, cash payments for:
Interest		$7,876,668	$5,852,789
Income/franchise taxes, net		$7,450,738	$4,869,300

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net		$1,112,478	$3,706,044
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised		$(317,614)	$(451,434)
Tax benefit of nonqualified stock options exercised	$	N/A	$110,366
Transfers of loans to other real estate owned		$141,828	$51,000
Due to broker for purchases of securities		$(4,662,631)	$(1,500,000)
Dividends payable		$657,003	$520,701
Tax basis adjustment related to the acquisition of noncontrolling interest in m2 Lease Funds		$-	$2,132,415
Decrease (increase) in the fair market value of interest rate swap assets and liabilities		$(209,185)	$6,823,332

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2017

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

The financial information of the Company included herein has been prepared in accordance with U.S. GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim period ended June 30, 2017, are not necessarily indicative of the results expected for the year ending December 31, 2017, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	Guaranty Bank: Guaranty Bank and Trust Company
AOCI: Accumulated other comprehensive income (loss)	HTM: Held to maturity
AFS: Available for sale	m2: m2 Lease Funds, LLC
ASC: Acocunting Standards Codification	NIM: Net interest margin
ASU: Accounting Standards Update	NPA: Nonperforming asset
BOLI: Bank-owned life insurance	NPL: Nonperforming loan
Caps: Interest rate cap derivatives	OREO: Other real estate owned
Community National: Community National Bancorporation	OTTI: Other-than-temporary impairment
CRBT: Cedar Rapids Bank & Trust Company	PCI: Purchased credit impaired
CRE: Commercial real estate	Provision: Provision for loan/lease losses
CSB: Community State Bank	QCBT: Quad City Bank & Trust Company
C&I: Commercial and industrial	RB&T: Rockford Bank & Trust Company
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	ROAA: Return on Average Assets
Consumer Protection Act	SBA: U.S. Small Business Administration
EPS: Earnings per share	SEC: Securities and Exchange Commission
Exchange Act: Securities Exchange Act of 1934, as amended	TA: Tangible assets
FASB: Financial Accounting Standards Board	TCE: Tangible common equity
FDIC: Federal Deposit Insurance Corporation	TDRs: Troubled debt restructurings
FHLB: Federal Home Loan Bank	TEY: Tax equivalent yield
FRB: Federal Reserve Bank of Chicago	The Company: QCR Holdings, Inc.
GAAP: Generally Accepted Accounting Principles	USDA: U.S. Department of Agriculture
Guaranty: Guaranty Bankshares, Ltd.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include four commercial banks: QCBT, CRBT, CSB and RB&T. All are state-chartered commercial banks. The Company also engages in direct financing lease contracts through m2, a wholly-owned subsidiary of QCBT. All material intercompany transactions and balances have been eliminated in consolidation.

The acquisition of CSB occurred on August 31, 2016; therefore, the Consolidated Balance Sheets included herein for both June 30, 2017 and December 31, 2016 include CSB. The Consolidated Statements of Income included herein include CSB for the quarter and six months ended June 30, 2017, however, do not include CSB for the comparative periods ending June 30, 2016.

On June 8, 2017, the Company announced the signing of a definitive agreement to acquire Guaranty Bank, headquartered in Cedar Rapids, Iowa, from Guaranty. The transaction is expected to be completed late in the third quarter or early in the fourth quarter of 2017, subject to certain customary closing conditions.  The financial results of Guaranty are not recognized in this Report.  See Note 8 to the Consolidated Financial Statements for additional information about the planned acquisition.

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

Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation. Under the standard, the excess tax benefit (deficiency) related to stock options exercised and restricted stock awards vested is recorded as an adjustment to income tax expense. In the past, this tax benefit (deficiency) was recorded directly to equity. This change in accounting resulted in $90 thousand of reduced income tax in the second quarter of 2017 and $623 thousand of reduced income tax expense in the first six months of 2017.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of June 30, 2017 and December 31, 2016 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
June 30, 2017:
Securities HTM:
Municipal securities	$323,153,634	$2,027,969	$(3,242,226)	$321,939,377
Other securities	1,050,000	-	-	1,050,000
	$324,203,634	$2,027,969	$(3,242,226)	$322,989,377

Securities AFS:
U.S. govt. sponsored agency securities	$42,037,160	$96,651	$(189,347)	$41,944,464
Residential mortgage-backed and related securities	166,063,973	245,551	(1,894,691)	164,414,833
Municipal securities	57,881,338	471,713	(252,541)	58,100,510
Other securities	4,065,468	778,988	(22,550)	4,821,906
	$270,047,939	$1,592,903	$(2,359,129)	$269,281,713

December 31, 2016:
Securities HTM:
Municipal securities	$321,859,056	$2,200,577	$(4,694,734)	$319,364,899
Other securities	1,050,000	-	-	1,050,000
	$322,909,056	$2,200,577	$(4,694,734)	$320,414,899

Securities AFS:
U.S. govt. sponsored agency securities	$46,281,306	$132,886	$(330,585)	$46,083,607
Residential mortgage-backed and related securities	150,465,222	174,993	(2,938,088)	147,702,127
Municipal securities	52,816,541	425,801	(637,916)	52,604,426
Other securities	4,046,332	703,978	(27,331)	4,722,979
	$253,609,401	$1,437,658	$(3,933,920)	$251,113,139

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2017 and December 31, 2016, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2017:
Securities HTM:
Municipal securities	$64,001,034	$(1,792,524)	$30,641,106	$(1,449,702)	$94,642,140	$(3,242,226)

Securities AFS:
U.S. govt. sponsored agency securities	$27,793,290	$(184,702)	$4,775,235	$(4,645)	$32,568,525	$(189,347)
Residential mortgage-backed and related securities	129,347,074	(1,614,041)	8,839,471	(280,650)	138,186,545	(1,894,691)
Municipal securities	25,578,044	(234,044)	336,441	(18,497)	25,914,485	(252,541)
Other securities	926,800	(22,550)	-	-	926,800	(22,550)
	$183,645,208	$(2,055,337)	$13,951,147	$(303,792)	$197,596,355	$(2,359,129)

December 31, 2016:
Securities HTM:
Municipal securities	$122,271,533	$(4,076,647)	$13,010,803	$(618,087)	$135,282,336	$(4,694,734)

Securities AFS:
U.S. govt. sponsored agency securities	$21,788,139	$(257,640)	$5,499,012	$(72,945)	$27,287,151	$(330,585)
Residential mortgage-backed and related securities	121,506,582	(2,641,664)	7,437,615	(296,424)	128,944,197	(2,938,088)
Municipal securities	34,152,822	(618,462)	338,099	(19,454)	34,490,921	(637,916)
Other securities	3,177,414	(27,331)	-	-	3,177,414	(27,331)
	$180,624,957	$(3,545,097)	$13,274,726	$(388,823)	$193,899,683	$(3,933,920)

At June 30, 2017, the investment portfolio included 568 securities. Of this number, 212 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 0.9% of the total amortized cost of the portfolio. Of these 212 securities, 30 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At June 30, 2017 and December 31, 2016, equity securities represented less than 1% of the total portfolio.

The Company did not recognize OTTI on any debt or equity securities for the three or six months ended June 30, 2017 and 2016.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities for the three and six months ended June 30, 2017 and 2016 were from securities identified as AFS. Information on proceeds received, as well as pre-tax gross gains and losses from sales on those securities are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Proceeds from sales of securities	$13,554,075	$5,548,294	$13,554,075	$61,075,145
Pre-tax gross gains from sales of securities	59,568	18,030	59,568	533,545
Pre-tax gross losses from sales of securities	(21,104)	-	(21,104)	(157,035)

The amortized cost and fair value of securities as of June 30, 2017 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table. “Other securities” AFS are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities HTM:
Due in one year or less	$7,479,990	$7,478,528
Due after one year through five years	18,040,753	18,137,483
Due after five years	298,682,891	297,373,366
	$324,203,634	$322,989,377

Securities AFS:
Due in one year or less	$3,498,188	$3,504,089
Due after one year through five years	31,550,278	31,700,139
Due after five years	64,870,032	64,840,746
	$99,918,498	$100,044,974
Residential mortgage-backed and related securities	166,063,973	164,414,833
Other securities	4,065,468	4,821,906
	$270,047,939	$269,281,713

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity. These callable securities are summarized as follows:

	Amortized Cost	Fair Value
Securities HTM:
Municipal securities	$170,556,294	$170,715,228

Securities AFS:
U.S. govt. sponsored agency securities	5,048,597	5,040,134
Municipal securities	41,135,349	41,095,251
	$46,183,946	$46,135,385

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of June 30, 2017, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 124 issuers with fair values totaling $107.9 million and revenue bonds issued by 126 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $272.2 million. The Company held investments in general obligation bonds in 21 states, including six states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 13 states, including six states in which the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuer’s state:

June 30, 2017:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	26	$31,131,484	$31,242,925	$1,201,651
North Dakota	7	21,619,812	21,514,855	3,073,551
Illinois	19	14,872,773	15,051,806	792,200
Missouri	16	9,078,540	9,123,733	570,233
Ohio	10	8,716,542	8,588,019	858,802
Texas	8	5,347,075	5,336,188	667,024
Other	38	16,886,554	16,997,159	447,294
Total general obligation bonds	124	$107,652,780	$107,854,685	$869,796

December 31, 2016:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	27	$32,258,612	$32,231,936	$1,193,775
Illinois	19	29,214,559	29,308,438	1,542,549
North Dakota	7	22,169,050	21,499,075	3,071,296
Missouri	14	8,291,192	8,323,245	594,518
Ohio	8	6,790,398	6,651,897	831,487
Other	41	18,481,496	18,458,044	450,196
Total general obligation bonds	116	$117,205,307	$116,472,635	$1,004,074

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuer’s state:

June 30, 2017:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	54	$107,360,504	$106,983,845	$1,981,182
Iowa	27	57,862,675	57,834,419	2,142,016
Indiana	21	50,114,290	49,578,767	2,360,894
Ohio	5	19,691,358	19,493,348	3,898,670
Kansas	6	13,178,963	13,179,104	2,196,517
North Dakota	5	11,729,782	11,676,766	2,335,353
Other	8	13,444,620	13,438,953	1,679,869
Total revenue bonds	126	$273,382,192	$272,185,202	$2,160,200

December 31, 2016:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	47	$90,784,441	$89,664,013	$1,907,745
Iowa	31	70,788,393	71,142,393	2,294,916
Indiana	22	47,994,737	47,582,138	2,162,824
Kansas	6	13,476,366	13,427,491	2,237,915
North Dakota	4	8,089,067	7,796,381	1,949,095
Ohio	3	13,650,000	13,405,222	4,468,407
Other	7	12,687,286	12,479,052	1,782,722
Total revenue bonds	120	$257,470,290	$255,496,690	$2,129,139

Both general obligation and revenue bonds are diversified across many issuers. As of June 30, 2017 and December 31, 2016, the Company did not hold general obligation or revenue bonds of any single issuer, the aggregate book or market value of which exceeded 5% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company’s municipal securities are owned by each of the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually, and as of June 30, 2017, all were well within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of each charter’s total risk-based capital.

As of June 30, 2017, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of June 30, 2017 and December 31, 2016 is presented as follows:

	As of June 30,	As of December 31,
	2017	2016

C&I loans	$942,538,419	$827,637,263
CRE loans
Owner-occupied CRE	317,225,055	332,387,621
Commercial construction, land development, and other land	179,316,027	165,149,491
Other non owner-occupied CRE	635,365,041	595,921,748
	1,131,906,123	1,093,458,860

Direct financing leases *	153,336,548	165,419,360
Residential real estate loans **	233,870,678	229,233,104
Installment and other consumer loans	84,047,403	81,665,695
	2,545,699,171	2,397,414,282
Plus deferred loan/lease origination costs, net of fees	7,866,437	8,072,703
	2,553,565,608	2,405,486,985
Less allowance	(33,356,632)	(30,757,448)
	$2,520,208,976	$2,374,729,537

* Direct financing leases:
Net minimum lease payments to be received	$170,143,561	$184,274,802
Estimated unguaranteed residual values of leased assets	1,085,154	1,085,154
Unearned lease/residual income	(17,892,167)	(19,940,596)
	153,336,548	165,419,360
Plus deferred lease origination costs, net of fees	5,216,015	5,881,778
	158,552,563	171,301,138
Less allowance	(2,638,301)	(3,111,898)
	$155,914,262	$168,189,240

*Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors, which is combined with management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider, which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three and six months ended June 30, 2017 and 2016.

**Includes residential real estate loans held for sale totaling $705,800 and $1,135,500 as of June 30, 2017, and December 31, 2016, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in accretable yield for acquired loans were as follows:

	Three months ended June 30, 2017			Six months ended June 30, 2017
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total
Balance at the beginning of the period	$(127,616)	$(6,944,074)	$(7,071,690)	$(194,306)	$(9,115,614)	$(9,309,920)
Accretion recognized	43,756	1,618,603	1,662,359	110,446	3,790,143	3,900,589
Balance at the end of the period	$(83,860)	$(5,325,471)	$(5,409,331)	$(83,860)	$(5,325,471)	$(5,409,331)

The aging of the loan/lease portfolio by classes of loans/leases as of June 30, 2017 and December 31, 2016 is presented as follows:

	As of June 30, 2017
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$937,716,988	$271,248	$430,367	$45,812	$4,074,004	$942,538,419
CRE
Owner-Occupied CRE	316,555,536	514,499	-	-	155,020	317,225,055
Commercial Construction, Land Development, and Other Land	174,851,763	117,247	-	-	4,347,017	179,316,027
Other Non Owner-Occupied CRE	632,539,426	1,503,560	-	-	1,322,055	635,365,041
Direct Financing Leases	151,027,116	155,553	106,185	-	2,047,694	153,336,548
Residential Real Estate	232,076,296	92,966	395,734	257,771	1,047,911	233,870,678
Installment and Other Consumer	83,377,699	253,751	71,882	120,363	223,708	84,047,403
	$2,528,144,824	$2,908,824	$1,004,168	$423,946	$13,217,409	$2,545,699,171

As a percentage of total loan/lease portfolio	99.31%	0.11%	0.04%	0.02%	0.52%	100.00%

	As of December 31, 2016
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$821,637,507	$1,455,185	$10,551	$346,234	$4,187,786	$827,637,263
CRE
Owner-Occupied CRE	331,812,571	-	242,902	-	332,148	332,387,621
Commercial Construction, Land Development, and Other Land	160,760,034	35,638	-	-	4,353,819	165,149,491
Other Non Owner-Occupied CRE	594,384,926	100,673	-	-	1,436,149	595,921,748
Direct Financing Leases	161,452,627	730,627	574,700	215,225	2,446,181	165,419,360
Residential Real Estate	227,023,552	473,478	365,581	294,854	1,075,639	229,233,104
Installment and Other Consumer	81,199,766	204,973	63,111	110,501	87,344	81,665,695
	$2,378,270,983	$3,000,574	$1,256,845	$966,814	$13,919,066	$2,397,414,282

As a percentage of total loan/lease portfolio	99.20%	0.13%	0.05%	0.04%	0.58%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NPLs by classes of loans/leases as of June 30, 2017 and December 31, 2016 are presented as follows:

	As of June 30, 2017
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Accruing TDRs	Total NPLs	Percentage of Total NPLs

C&I	$45,812	$4,074,004	$4,858,983	$8,978,799	43.68%
CRE
Owner-Occupied CRE	-	155,020	-	155,020	0.75%
Commercial Construction, Land Development, and Other Land	-	4,347,017	-	4,347,017	21.15%
Other Non Owner-Occupied CRE	-	1,322,055	-	1,322,055	6.43%
Direct Financing Leases	-	2,047,694	1,689,086	3,736,780	18.18%
Residential Real Estate	257,771	1,047,911	350,704	1,656,386	8.06%
Installment and Other Consumer	120,363	223,708	16,400	360,471	1.75%
	$423,946	$13,217,409	$6,915,173	$20,556,528	100.00%

*Nonaccrual loans/leases included $2,167,863 of TDRs, including $268,629 in C&I loans, $1,148,818 in CRE loans, $519,178 in direct financing leases, $179,881 in construction loans, $41,465 in residential real estate loans, and $9,892 in installment loans.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance by portfolio segment for the three and six months ended June 30, 2017 and 2016, respectively, are presented as follows:

	Three Months Ended June 30, 2017
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$12,954,090	$12,643,266	$2,978,260	$2,375,864	$1,107,670	$32,059,150
Provisions (credits) charged to expense	1,281,786	339,857	297,672	116,151	(12,473)	2,022,993
Loans/leases charged off	(74,071)	(10,375)	(684,079)	(61,561)	(21,518)	(851,604)
Recoveries on loans/leases previously charged off	45,928	26,485	46,448	-	7,232	126,093
Balance, ending	$14,207,733	$12,999,233	$2,638,301	$2,430,454	$1,080,911	$33,356,632

	Three Months Ended June 30, 2016
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$10,991,979	$10,090,567	$3,287,231	$1,836,622	$1,189,043	$27,395,442
Provisions (credits) charged to expense	(241,600)	919,596	460,997	194,988	(136,131)	1,197,850
Loans/leases charged off	(48,983)	(23,101)	(534,716)	(17,523)	(9,892)	(634,215)
Recoveries on loans/leases previously charged off	23,110	-	12,682	900	101,721	138,413
Balance, ending	$10,724,506	$10,987,062	$3,226,194	$2,014,987	$1,144,741	$28,097,490

	Six Months Ended June 30, 2017

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$12,545,110	$11,670,609	$3,111,898	$2,342,344	$1,087,487	$30,757,448
Provisions (credits) charged to expense	1,875,144	1,306,128	802,687	159,671	(15,528)	4,128,102
Loans/leases charged off	(292,344)	(10,375)	(1,342,763)	(75,184)	(23,564)	(1,744,230)
Recoveries on loans/leases previously charged off	79,823	32,871	66,479	3,623	32,516	215,312
Balance, ending	$14,207,733	$12,999,233	$2,638,301	$2,430,454	$1,080,911	$33,356,632

	Six Months Ended June 30, 2016

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$10,484,080	$9,375,117	$3,395,088	$1,790,150	$1,096,471	$26,140,906
Provisions (credits) charged to expense	498,231	1,635,046	939,242	257,644	(59,328)	3,270,835
Loans/leases charged off	(292,549)	(23,101)	(1,135,654)	(33,707)	(17,488)	(1,502,499)
Recoveries on loans/leases previously charged off	34,744	-	27,518	900	125,086	188,248
Balance, ending	$10,724,506	$10,987,062	$3,226,194	$2,014,987	$1,144,741	$28,097,490

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance by impairment evaluation and by portfolio segment as of June 30, 2017 and December 31, 2016 is presented as follows:

	As of June 30, 2017
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$1,580,113	$938,450	$550,575	$266,217	$20,365	$3,355,720
Allowance for nonimpaired loans/leases	12,627,620	12,060,783	2,087,726	2,164,237	1,060,546	30,000,912
	$14,207,733	$12,999,233	$2,638,301	$2,430,454	$1,080,911	$33,356,632

Impaired loans/leases	$8,985,913	$5,727,375	$3,553,173	$1,398,615	$240,107	$19,905,183
Nonimpaired loans/leases	933,552,506	1,126,178,748	149,783,375	232,472,063	83,807,296	2,525,793,988
	$942,538,419	$1,131,906,123	$153,336,548	$233,870,678	$84,047,403	$2,545,699,171

Allowance as a percentage of impaired loans/leases	17.58%	16.39%	15.50%	19.03%	8.48%	16.86%
Allowance as a percentage of nonimpaired loans/leases	1.35%	1.07%	1.39%	0.93%	1.27%	1.19%
Total allowance as a percentage of total loans/leases	1.51%	1.15%	1.72%	1.04%	1.29%	1.31%

	As of December 31, 2016
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$1,771,537	$693,919	$848,919	$289,112	$39,481	$3,642,968
Allowance for nonimpaired loans/leases	10,773,573	10,976,690	2,262,979	2,053,232	1,048,006	27,114,480
	$12,545,110	$11,670,609	$3,111,898	$2,342,344	$1,087,487	$30,757,448

Impaired loans/leases	$8,936,451	$6,112,114	$3,256,264	$1,661,180	$106,090	$20,072,099
Nonimpaired loans/leases	818,700,812	1,087,346,746	162,163,096	227,571,924	81,559,605	2,377,342,183
	$827,637,263	$1,093,458,860	$165,419,360	$229,233,104	$81,665,695	$2,397,414,282

Allowance as a percentage of impaired loans/leases	19.82%	11.35%	26.07%	17.40%	37.21%	18.15%
Allowance as a percentage of nonimpaired loans/leases	1.32%	1.01%	1.40%	0.90%	1.28%	1.14%
Total allowance as a percentage of total loans/leases	1.52%	1.07%	1.88%	1.02%	1.33%	1.28%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the six months ended June 30, 2017 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$993,551	$1,003,988	$-	$802,367	$16,751	$16,751
CRE
Owner-Occupied CRE	-	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	-	-	-
Other Non Owner-Occupied CRE	1,148,818	1,148,818	-	1,171,229	-	-
Direct Financing Leases	2,739,319	2,739,319	-	2,557,608	57,844	57,844
Residential Real Estate	710,118	784,896	-	628,555	1,161	1,161
Installment and Other Consumer	189,018	189,019	-	144,838	218	218
	$5,780,824	$5,866,040	$-	$5,304,597	$75,974	$75,974

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$7,992,362	$7,996,201	$1,580,113	$7,930,142	$97,721	$97,721
CRE
Owner-Occupied CRE	155,020	155,020	111,520	266,439	-	-
Commercial Construction, Land Development, and Other Land	4,347,017	4,347,017	820,811	4,350,034	-	-
Other Non Owner-Occupied CRE	76,519	76,519	6,119	25,506	-	-
Direct Financing Leases	813,854	813,854	550,575	739,561	-	-
Residential Real Estate	688,497	688,497	266,217	604,450	7,229	7,229
Installment and Other Consumer	51,090	51,090	20,365	29,137	-	-
	$14,124,359	$14,128,198	$3,355,720	$13,945,269	$104,950	$104,950

Total Impaired Loans/Leases:
C&I	$8,985,913	$9,000,189	$1,580,113	$8,732,509	$114,472	$114,472
CRE
Owner-Occupied CRE	155,020	155,020	111,520	266,439	-	-
Commercial Construction, Land Development, and Other Land	4,347,017	4,347,017	820,811	4,350,033	-	-
Other Non Owner-Occupied CRE	1,225,337	1,225,337	6,119	1,196,735	-	-
Direct Financing Leases	3,553,173	3,553,173	550,575	3,297,169	57,844	57,844
Residential Real Estate	1,398,615	1,473,393	266,217	1,233,005	8,390	8,390
Installment and Other Consumer	240,108	240,109	20,365	173,975	218	218
	$19,905,183	$19,994,2388	$3,355,720	$19,249,865	$180,924	$180,924

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended June 30, 2017 and 2016, respectively, are presented as follows:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
Classes of Loans/Leases	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$805,309	$9,399	$9,399	$2,524,056	$3,519	$3,519
CRE
Owner-Occupied CRE	-	-	-	121,444	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	-	-	-
Other Non Owner-Occupied CRE	1,160,161	-	-	1,311,540	-	-
Direct Financing Leases	2,560,019	38,949	38,949	1,510,987	19,897	19,897
Residential Real Estate	712,793	-	-	621,354	1,013	1,013
Installment and Other Consumer	173,585	218	218	229,207	-	-
	$5,411,867	$48,566	$48,566	$6,318,588	$24,429	$24,429

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$8,066,702	$35,055	$35,055	$2,292,483	$-	$-
CRE
Owner-Occupied CRE	238,584	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	4,348,142	-	-	190,174	-	-
Other Non Owner-Occupied CRE	38,260	-	-	658,220	-	-
Direct Financing Leases	757,602	-	-	995,446	-	-
Residential Real Estate	624,641	2,989	2,989	919,271	1,948	1,948
Installment and Other Consumer	34,333	-	-	218,742	1,468	1,468
	$14,108,264	$38,044	$38,044	$5,274,336	$3,416	$3,416

Total Impaired Loans/Leases:
C&I	$8,872,011	$44,454	$44,454	$4,816,539	$3,519	$3,519
CRE
Owner-Occupied CRE	238,584	-	-	121,444	-	-
Commercial Construction, Land Development, and Other Land	4,348,142	-	-	190,174	-	-
Other Non Owner-Occupied CRE	1,198,421	-	-	1,969,760	-	-
Direct Financing Leases	3,317,621	38,949	38,949	2,506,433	19,897	19,897
Residential Real Estate	1,337,434	2,989	2,989	1,540,625	2,961	2,961
Installment and Other Consumer	207,918	218	218	447,949	1,468	1,468
	$19,520,131	$86,610	$86,610	$11,592,924	$27,845	$27,845

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$904,511,211	$301,874,401	$172,442,816	$622,588,629	$2,001,417,057	96.48%
Special Mention (Rating 6)	10,814,298	10,448,915	1,780,000	4,693,909	27,737,122	1.34%
Substandard (Rating 7)	27,212,910	4,901,739	5,093,211	8,082,503	45,290,363	2.18%
Doubtful (Rating 8)	-	-	-	-	-	0.00%
	$942,538,419	$317,225,055	$179,316,027	$635,365,041	$2,074,444,542	100.00%

	As of June 30, 2017
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$149,599,768	$232,214,292	$83,686,932	$465,500,992	98.78%
Nonperforming	3,736,780	1,656,386	360,471	5,753,637	1.22%
	$153,336,548	$233,870,678	$84,047,403	$471,254,629	100.00%

	As of December 31, 2016
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$796,568,451	$314,447,662	$158,108,465	$582,854,048	$1,851,978,626	96.40%
Special Mention (Rating 6)	6,305,772	7,559,380	1,780,000	4,437,122	20,082,274	1.05%
Substandard (Rating 7)	24,763,040	10,380,369	5,261,026	8,630,578	49,035,013	2.55%
Doubtful (Rating 8)	-	210	-	-	210	0.00%
	$827,637,263	$332,387,621	$165,149,491	$595,921,748	$1,921,096,123	100.00%

	As of December 31, 2016
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$161,749,710	$227,277,070	$81,449,104	$470,475,884	98.77%
Nonperforming	3,669,650	1,956,034	216,591	5,842,275	1.23%
	$165,419,360	$229,233,104	$81,665,695	$476,318,159	100.00%

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing TDRs.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of June 30, 2017 and December 31, 2016, TDRs totaled $9,083,036 and $8,647,007, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three and six months ended June 30, 2017 and 2016. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended June 30, 2017				For the three months ended June 30, 2016
Classes of Loans/Leases	Number of Loans / Leases	Pre- Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre- Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of Maturity
C&I	-	-	-	-	1	$52,286	$52,286	$-
Direct Financing Leases	1	$98,119	$98,119	$-	-	$-	$-	$-
	1	$98,119	$98,119	$-	1	$52,286	$52,286	$-

CONCESSION - Significant Payment Delay
C&I	1	$47,509	$47,509	$-	1	$62,140	$62,140	$-
Direct Financing Leases	15	802,542	802,542	-	4	494,692	494,692	-
	16	$850,051	$850,051	$-	5	$556,832	$556,832	$-

CONCESSION - Significant Payment Delay
C&I	-	$-	$-	$-	1	$1,233,740	$1,233,740	$-
	-	$-	$-	$-	1	$1,233,740	$1,233,740	$-

TOTAL	17	$948,170	$948,170	$-	7	$1,842,858	$1,842,858	$-

	For the six months ended June 30, 2017				For the six months ended June 30, 2016
Classes of Loans/Leases	Number of Loans / Leases	Pre- Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre- Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of Maturity
C&I	-	$-	$-	$-	1	$52,286	$52,286	$-
Direct Financing Leases	2	104,382	104,382	-	4	410,653	410,653	-
	2	$104,382	$104,382	$-	5	$462,939	$462,939	$-

CONCESSION - Significant Payment Delay
C&I	3	$181,198	$181,198	$-	1	$62,140	$62,140	$-
Direct Financing Leases	23	1,472,403	1,472,403	-	5	540,631	540,631	-
	26	$1,653,601	$1,653,601	$-	6	$602,771	$602,771	$-

CONCESSION - Interest Rate Adjusted Below Market
CRE - Other	-	$-	$-	$-	1	$1,233,740	$1,233,740	$-
	-	$-	$-	$-	1	1,233,740	1,233,740	-

TOTAL	28	$1,757,983	$1,757,983	$-	12	$2,299,450	$2,299,450	$-

Of the TDRs reported above, none were on nonaccrual as of June 30, 2017. One with a post-modification recorded balance of $1,233,740 was on nonaccrual as of June 30, 2016.

For the three and six months ended June 30, 2017, two of the Company’s TDRs redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. These two TDRs were related to the same customer and were restructured in the fourth quarter of 2016 with pre-modification balances totaling $195 thousand.

For the three and six months ended June 30, 2016, none of the Company’s TDRs had redefaulted within 12 months subsequent to restructure.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$8,766,017	$6,676,467	$17,950,982	$13,049,956

Basic EPS	$0.67	$0.54	$1.36	$1.08
Diluted EPS	$0.65	$0.53	$1.33	$1.07

Weighted average common shares outstanding	13,170,283	12,335,077	13,151,833	12,064,349
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	346,309	181,397	350,672	170,863
Weighted average common and common equivalent shares outstanding	13,516,592	12,516,474	13,502,505	12,235,212

The increase in weighted average common shares outstanding from June 30, 2016 to June 30, 2017 was primarily due to the common stock issuance discussed in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Assets and liabilities measured at fair value on a recurring basis comprise the following at June 30, 2017 and December 31, 2016:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2017:
Securities AFS:
U.S. govt. sponsored agency securities	$41,944,464	$-	$41,944,464	$-
Residential mortgage-backed and related securities	164,414,833	-	164,414,833	-
Municipal securities	58,100,510	-	58,100,510	-
Other securities	4,821,906	1,050	4,820,856	-
Interest rate caps	398,973	-	398,973	-
Interest rate swaps - assets	2,547,466	-	2,547,466	-
Total assets measured at fair value	$272,228,152	$1,050	$272,227,102	$-

Interest rate swaps - liabilities	$2,547,466	$-	$2,547,466	$-
Total liabilities measured at fair value	$2,547,466	$-	$2,547,466	$-

December 31, 2016:
Securities AFS:
U.S. govt. sponsored agency securities	$46,083,607	$-	$46,083,607	$-
Residential mortgage-backed and related securities	147,702,127	-	147,702,127	-
Municipal securities	52,604,426	-	52,604,426	-
Other securities	4,722,979	1,361	4,721,618	-
Interest rate caps	576,527	-	576,527	-
Interest rate swaps - assets	2,338,281	-	2,338,281	-
Total assets measured at fair value	$254,027,947	$1,361	$254,026,586	$-

Interest rate swaps - liabilities	$2,338,281	$-	$2,338,281	$-
Total liabilities measured at fair value	$2,338,281	$-	$2,338,281	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three and six months ended June 30, 2017 or 2016.

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

Interest rate swaps are executed for select commercial customers. The interest rate swaps are further described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The fair values are determined by comparing the contract rate on the swap with the then-current market rate for the remaining term of the transaction (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprise the following at June 30, 2017 and December 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2017:
Impaired loans/leases	$11,760,878	$-	$-	$11,760,878
OREO	5,587,403	-	-	5,587,403
	$17,348,281	$-	$-	$17,348,281

December 31, 2016:
Impaired loans/leases	$12,823,121	$-	$-	$12,823,121
OREO	5,964,952	-	-	5,964,952
	$18,788,073	$-	$-	$18,788,073

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value June 30, 2017	Fair Value December 31, 2016	Valuation Technique	Unobservable Input	Range

Impaired loans/leases	$11,760,878	$12,823,121	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-50.00%
OREO	5,587,403	5,964,952	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the three and six months ended June 30, 2017 and 2016.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of June 30, 2017		As of December 31, 2016
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Cash and due from banks	Level 1	$77,161,353	$77,161,353	$70,569,993	$70,569,993
Federal funds sold	Level 2	19,183,000	19,183,000	22,257,000	22,257,000
Interest-bearing deposits at financial institutions	Level 2	53,171,325	53,171,325	63,948,925	63,948,925
Investment securities:
HTM	Level 2	324,203,634	322,989,377	322,909,056	320,414,899
AFS	See Previous Table	269,281,713	269,281,713	251,113,139	251,113,139
Loans/leases receivable, net	Level 3	10,889,702	11,760,878	11,873,260	12,823,121
Loans/leases receivable, net	Level 2	2,509,319,274	2,491,370,000	2,362,856,277	2,344,462,740
Interest rate caps	Level 2	398,973	398,973	576,527	576,527
Interest rate swaps - assets	Level 2	2,547,466	2,547,466	2,338,281	2,338,281
Deposits:
Nonmaturity deposits	Level 2	2,311,779,642	2,311,779,642	2,188,683,349	2,188,683,349
Time deposits	Level 2	558,454,597	557,833,000	480,577,924	479,605,000
Short-term borrowings	Level 2	18,217,393	18,217,393	39,971,387	39,971,387
FHLB advances	Level 2	106,500,000	107,071,000	137,500,000	138,338,000
Other borrowings	Level 2	72,000,000	73,041,000	80,000,000	81,282,000
Junior subordinated debentures	Level 2	33,546,425	25,169,023	33,480,202	24,881,494
Interest rate swaps - liabilities	Level 2	2,547,466	2,547,466	2,338,281	2,338,281

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

Selected financial information on the Company’s business segments is presented as follows as of and for the three and six months ended June 30, 2017 and 2016.

	Commercial Banking				Wealth		Intercompany	Consolidated
	QCBT	CRBT	CSB	RB&T	Management	All Other	Eliminations	Total
Three Months Ended June 30, 2017
Total revenue	$14,210,040	$10,149,769	$8,171,307	$4,241,431	$2,560,836	$10,181,814	$(10,279,411)	$39,235,786
Net interest income	$11,414,818	$7,230,425	$6,920,820	$3,095,512	$-	$(614,878)	$-	$28,046,697
Provision for loan/lease losses	$552,993	$300,000	$861,000	$309,000	$-	$-	$-	$2,022,993
Net income	$4,073,777	$2,870,582	$1,920,040	$834,842	$454,465	$8,766,014	$(10,153,703)	$8,766,017
Goodwill	$3,222,688	$-	$9,888,225	$-	$-	$-	$-	$13,110,913
Core deposit intangible	$-	$1,172,141	$5,747,339	$-	$-	$-	$-	$6,919,480
Total assets	$1,400,307,827	$993,768,912	$642,761,140	$426,159,677	$-	$382,407,292	$(388,218,153)	$3,457,186,695

Three Months Ended June 30, 2016
Total revenue	$14,162,914	$10,438,092	$-	$3,918,629	$2,204,821	$8,244,495	$(8,293,266)	$30,675,685
Net interest income	$11,207,759	$7,135,725	$-	$2,945,417	$-	$(280,088)	$-	$21,008,813
Provision for loan/lease losses	$747,850	$150,000	$-	$300,000	$-	$-	$-	$1,197,850
Net income	$3,898,343	$3,144,986	$-	$772,169	$386,202	$6,676,467	$(8,201,700)	$6,676,467
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,371,653	$-	$-	$-	$-	$-	$1,371,653
Total assets	$1,390,025,232	$904,367,275	$-	$402,157,473	$-	$328,099,700	$(341,215,392)	$2,683,434,288

Six Months Ended June 30, 2017
Total revenue	$27,745,981	$20,536,314	$16,303,013	$8,189,230	$5,262,642	$20,057,957	$(20,230,498)	$77,864,639
Net interest income	$22,716,300	$14,204,472	$13,947,328	$6,063,586	$-	$(1,216,106)	$-	$55,715,580
Provision for loan/lease losses	$1,484,102	$550,000	$1,635,000	$459,000	$-	$-	$-	$4,128,102
Net income	$7,728,783	$5,763,142	$3,815,174	$1,679,411	$1,015,527	$17,950,982	$(20,002,037)	$17,950,982
Goodwill	$3,222,688	$-	$9,888,225	$-	$-	$-	$-	$13,110,913
Core deposit intangible	$-	$1,172,141	$5,747,339	$-	$-	$-	$-	$6,919,480
Total assets	$1,400,307,827	$993,768,912	$642,761,140	$426,159,677	$-	$382,407,292	$(388,218,153)	$3,457,186,695

Six Months Ended June 30, 2016
Total revenue	$27,679,846	$21,277,313	$-	$7,712,876	$4,439,113	$15,104,270	$(15,213,201)	$61,000,217
Net interest income	$22,169,206	$14,160,713	$-	$5,857,391	$-	$(580,975)	$-	$41,606,335
Provision for loan/lease losses	$1,970,835	$700,000	$-	$600,000	$-	$-	$-	$3,270,835
Net income	$6,730,039	$6,079,717	$-	$1,389,954	$833,972	$13,049,955	$(15,033,681)	$13,049,956
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$1,371,653	$-	$-	$-	$-	$-	$1,371,653
Total assets	$1,390,025,232	$904,367,275	$-	$402,157,473	$-	$328,099,700	$(341,215,392)	$2,683,434,288

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of June 30, 2017 and December 31, 2016, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of June 30, 2017 and December 31, 2016 are also presented in the following table (dollars in thousands). As of June 30, 2017 and December 31, 2016, each of the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of June 30, 2017:
Company:
Total risk-based capital	$347,033	11.65%	$238,402	>	8.000%	$275,652	>	9.25%	$298,003	>	10.0%
Tier 1 risk-based capital	313,333	10.51%	178,802	>	6.000	216,052	>	7.25	238,402	>	8.0
Tier 1 leverage	313,333	9.34%	134,142	>	4.000	134,142	>	4.00	167,677	>	5.0
Common equity Tier 1	281,774	9.46%	134,101	>	4.500	171,352	>	5.75	193,702	>	6.5
Quad City Bank & Trust:
Total risk-based capital	$149,008	12.59%	$94,717	>	8.000%	$109,516	>	9.25%	$118,396	>	10.0%
Tier 1 risk-based capital	135,628	11.46%	71,038	>	6.000	85,837	>	7.25	94,717	>	8.0
Tier 1 leverage	135,628	9.56%	56,719	>	4.000	56,719	>	4.00	70,898	>	5.0
Common equity Tier 1	135,628	11.46%	53,278	>	4.500	68,078	>	5.75	76,957	>	6.5
Cedar Rapids Bank & Trust:
Total risk-based capital	$110,561	12.19%	$72,578	>	8.000%	$83,918	>	9.25%	$90,722	>	10.0%
Tier 1 risk-based capital	99,216	10.94%	54,434	>	6.000	65,774	>	7.25	72,578	>	8.0
Tier 1 leverage	99,216	10.43%	38,044	>	4.000	38,044	>	4.00	47,555	>	5.0
Common equity Tier 1	99,216	10.94%	40,825	>	4.500	52,165	>	5.75	58,969	>	6.5
Community State Bank:
Total risk-based capital	$69,222	13.32%	$41,577	>	8.000%	$48,074	>	9.25%	$51,972	>	10.0%
Tier 1 risk-based capital	66,089	12.72%	31,183	>	6.000	37,679	>	7.25	41,577	>	8.0
Tier 1 leverage	66,089	10.91%	24,231	>	4.000	24,231	>	4.00	30,289	>	5.0
Common equity Tier 1	66,089	12.72%	23,387	>	4.500	29,884	>	5.75	33,782	>	6.5
Rockford Bank & Trust
Total risk-based capital	$44,068	11.78%	$29,922	>	8.000%	$34,598	>	9.25%	$37,403	>	10.0%
Tier 1 risk-based capital	39,384	10.53%	22,442	>	6.000	27,117	>	7.25	29,922	>	8.0
Tier 1 leverage	39,384	9.63%	16,354	>	4.000	16,354	>	4.00	20,442	>	5.0
Common equity Tier 1	39,384	10.53%	16,831	>	4.500	21,507	>	5.75	24,312	>	6.5

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of December 31, 2016:
Company:
Total risk-based capital	$327,440	11.56%	$226,587	>	8.000%	$244,289	>	8.625%	$283,233	>	10.0%
Tier 1 risk-based capital	296,366	10.46%	169,940	>	6.000	187,642	>	6.625	226,587	>	8.0
Tier 1 leverage	296,366	9.10%	130,229	>	4.000	130,229	>	4.000	162,787	>	5.0
Common equity Tier 1	266,419	9.41%	127,455	>	4.500	145,157	>	5.125	184,102	>	6.5
Quad City Bank & Trust:
Total risk-based capital	$142,990	12.27%	$93,212	>	8.000%	$100,494	>	8.625%	$116,515	>	10.0%
Tier 1 risk-based capital	129,524	11.12%	69,909	>	6.000	77,191	>	6.625	93,212	>	8.0
Tier 1 leverage	129,524	9.18%	56,445	>	4.000	56,445	>	4.000	70,556	>	5.0
Common equity Tier 1	129,524	11.12%	52,432	>	4.500	59,714	>	5.125	75,735	>	6.5
Cedar Rapids Bank & Trust:
Total risk-based capital	$106,791	12.82%	$66,623	>	8.000%	$71,828	>	8.625%	$83,279	>	10.0%
Tier 1 risk-based capital	96,369	11.57%	49,968	>	6.000	55,173	>	6.625	66,623	>	8.0
Tier 1 leverage	96,369	10.69%	36,061	>	4.000	36,061	>	4.000	45,076	>	5.0
Common equity Tier 1	96,369	11.57%	37,476	>	4.500	42,681	>	5.125	54,132	>	6.5
Community State Bank:
Total risk-based capital	$68,216	13.81%	$39,521	>	8.000%	$42,609	>	8.625%	$49,402	>	10.0%
Tier 1 risk-based capital	66,746	13.51%	29,641	>	6.000	32,729	>	6.625	39,522	>	8.0
Tier 1 leverage	66,746	11.75%	22,726	>	4.000	22,726	>	4.000	28,408	>	5.0
Common equity Tier 1	66,746	13.51%	22,231	>	4.500	25,319	>	5.125	32,111	>	6.5
Rockford Bank & Trust:
Total risk-based capital	$42,007	12.26%	$27,410	>	8.000%	$29,551	>	8.625%	$34,262	>	10.0%
Tier 1 risk-based capital	37,716	11.01%	20,558	>	6.000	22,699	>	6.625	27,410	>	8.0
Tier 1 leverage	37,716	9.57%	15,772	>	4.000	15,772	>	4.000	19,716	>	5.0
Common equity Tier 1	37,716	11.01%	15,418	>	4.500	17,559	>	5.125	22,270	>	6.5

*The minimums under Basel III increase by .625% (the capital conservation buffer) annually until 2019.  The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Common equity Tier 1).

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 8 – ACQUISITION OF GUARANTY BANK AND TRUST COMPANY

On June 8, 2017, the Company announced the signing of a definitive agreement to acquire Guaranty Bank and Trust Company (Guaranty Bank) , headquartered in Cedar Rapids, Iowa, from Guaranty Bankshares, Ltd. (Guaranty). Guaranty Bank is an Iowa-chartered bank that operates five banking locations throughout the Cedar Rapids metropolitan area. As of June 30, 2017, Guaranty Bank had $264 million in assets and $212 million in deposits.

The Company filed a registration statement on Form S-4 with the SEC on July 27, 2017 for 881,631 shares of common stock in connection with its proposed acquisition of Guaranty Bank.

The purchase and assumption agreement provides for the sale by Guaranty of substantially all of its assets, including all of the capital stock of Guaranty Bank, and the assumption by the Company of certain of Guaranty’s assets and liabilities. The sale is anticipated to be completed late in the third quarter or early fourth quarter of 2017. At a date following the completion of the sale, the Company intends to merge Guaranty Bank with and into CRBT, with CRBT as the surviving bank. At such time, Guaranty Bank’s banking offices will become banking offices of CRBT. Until the banks are merged, the Company will own and operate Guaranty Bank as a separate bank subsidiary.

The total consideration to be paid to Guaranty by the Company at the closing of the sale pursuant to the purchase and assumption agreement, subject to adjustment, is equal to: (1) Guaranty’s adjusted tangible equity as of the end of the month immediately preceding the closing date up to an amount equal to $24,286,985 multiplied by 1.53; plus (2) Guaranty’s adjusted tangible equity as of the end of the month immediately preceding the closing date in excess of the core capital. Guaranty intends to pay a special dividend to its shareholders in an amount equal to the excess capital immediately prior to the closing of the sale. Therefore, the total consideration to be paid to Guaranty at the closing of the sale is expected to be an amount equal to 1.53 multiplied by the core capital, or approximately $37.2 million. The cash portion of the sale consideration is expected to be approximately $7.8 million. Based on a closing price of the Company's common stock of $46.05 as of the end of day August 3, 2017, the stock portion of the sale consideration would equal approximately 638,400 shares of the Company's common stock with an aggregate market value of approximately $29.4 million. The cash and stock portions of the sale consideration will be paid directly to Guaranty, and not to Guaranty’s shareholders. No fractional shares of the Company's common stock will be issued in the sale.

In June 2017, the Company executed a $7.0 million term note commitment with a four-year term with interest calculated at the effective LIBOR rate plus 3.00% per annum (4.16% at June 30, 2017). This $7.0 million term note commitment may be drawn upon at closing of the acquisition of Guaranty Bank to help fund the cash portion of the purchase price.  Any additional cash consideration paid to Guaranty beyond this $7.0 million would come from operating cash.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries for the three and six months ending June 30, 2017. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. The page locations and specific sections and notes that are referred to are presented in the table of contents.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

EXECUTIVE OVERVIEW

The Company reported net income of $8.8 million and diluted EPS of $0.65 for the quarter ended June 30, 2017. By comparison, for the quarter ended March 31, 2017, the Company reported net income of $9.2 million and diluted EPS of $0.68. For the quarter ended June 30, 2016, the Company reported net income of $6.7 million and diluted EPS of $0.53.

For the six months ended June 30, 2017, the Company reported net income of $18.0 million, and diluted EPS of $1.33. By comparison, for the six months ended June 30, 2016, the Company reported net income of $13.0 million, and diluted EPS of $1.07.

The second quarter of 2017 was highlighted by several significant items:

●	Loan and lease growth totaled $117.7 million for the quarter, or an annualized growth rate of 19.2%;
●	Nonperforming assets decreased $1.4 million in the current quarter. The ratio of nonperforming assets to total assets was 0.75% at June 30, 2017, which was down from 0.81% at March 31, 2017;
●	Return on average assets (annualized) increased to 1.08% for the six months ended June 30, 2017 as compared to 1.00% for the six months ended June 30, 2016;
●	The Company announced the signing of a definitive agreement to acquire Guaranty Bank.

Following is a table that represents the various net income measurements for the Company.

	For the three months ended			For the six months ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net income	$8,766,017	$9,184,965	$6,676,467	$17,950,982	$13,049,956

Diluted earnings per common share	$0.65	$0.68	$0.53	$1.33	$1.07

Weighted average common and common equivalent shares outstanding	13,516,592	13,488,417	12,516,474	13,502,505	12,235,212

The increase in weighted average common shares outstanding from June 30, 2016 to June 30, 2017 was primarily due to the common stock issuance discussed in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended			For the six months ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net interest income	$28,046,697	$27,668,883	$21,008,813	$55,715,580	$41,606,335
Provision expense	2,022,993	2,105,109	1,197,850	4,128,102	3,270,835
Noninterest income	6,782,518	7,283,754	6,762,401	14,066,272	13,584,874
Noninterest expense	21,404,629	21,273,117	17,743,753	42,677,746	34,698,251
Federal and state income tax expense	2,635,576	2,389,446	2,153,144	5,025,022	4,172,167
Net income	$8,766,017	$9,184,965	$6,676,467	$17,950,982	$13,049,956

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following are some noteworthy changes in the Company’s financial results:

●

Net interest income in the second quarter of 2017 was up 1% compared to the first quarter of 2017. Net interest income increased 33% compared to the second quarter of 2016 and 34% when comparing the first six months of 2017 to the same period in the prior year primarily due to the addition of CSB.

●

Provision expense in the second quarter of 2017 decreased 4% compared to the first quarter of 2017. Provision expense increased 69% from the same period of 2016. The increase from the second quarter of 2016 to the second quarter of 2017 was primarily attributable to CSB. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance. This resulted in $861 thousand of provision expense in the second quarter of 2017.

●

Noninterest income in the second quarter of 2017 decreased 7% compared to the first quarter of 2017, primarily due to smaller gains on the sale of government guaranteed portions of loans. Noninterest income in the second quarter of 2017 was flat from the second quarter of 2016.

●	Noninterest expense was flat from the first quarter of 2017. Noninterest expense increased 21% from the second quarter of 2016 due to the addition of CSB’s cost structure.

●

Federal and state income tax expense in the second quarter of 2017 increased 10% compared to the first quarter of 2017. Federal and state income tax in the second quarter of 2017 increased 22% compared to the second quarter of 2016. See the Income Taxes section of this Report for additional details.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	Continue to focus on generating gains on sales of government guaranteed portions of loans and swap fee income to more than $4 million annually; and

●	Grow wealth management segment net income by 10% annually.

The following table shows the evaluation of the Company’s long-term financial goals.

			For the Quarter Ending
Goal	Key Metric	Target**	June 30, 2017	March 31, 2017	June 30, 2016
Balance sheet efficiency	Gross loans and leases to total assets	70 - 75%	74%	72%	72%
	NIM (TEY)(non-GAAP)*	> 3.85%	3.81%	3.90%	3.62%
Profitability	ROAA	> 1.10%	1.04%	1.12%	1.01%
	Core ROAA (non-GAAP)*		1.04%	1.12%	1.00%
Asset quality	NPAs to total assets	< 0.75%	0.75%	0.81%	0.70%
	Net charge-offs to average loans and leases***	< 0.25% annually	0.13%	0.13%	0.12%
Reliance on wholesale funding	Wholesale funding to total assets****	< 15%	10%	9%	18%
Funding mix	Noninterest bearing deposits as a percentage of total assets	> 30%	22%	23%	23%
Consistent, high quality noninterest income revenue streams	Gains on sales of government guaranteed portions of loans and swap fee income***	> $4 million annually	$3.0 million	$4.3 million	$7.1 million
	Grow wealth management segment net income***	> 10% annually	22%	25%	2%

*	See GAAP to Non-GAAP reconciliations.
**	Targets will be re-evaluated and adjusted as appropriate.
***	Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period, that are then annualized for comparison.
****	Wholesale funding in total assets is calculated by dividing total borrowings and brokered deposits by total assets.

STRATEGIC DEVELOPMENTS

The Company took the following actions to support its corporate strategy and the long-term financial goals shown above.

●

The Company grew loans and leases in the second quarter of 2017 by 19% on an annualized basis. This growth exceeded the targeted organic growth of 10-12% for the full year. Strong loan and lease growth for the remainder of the year will help keep the Company’s loan and leases to asset ratio within the top end of the targeted range of 70-75%.

●

The Company intends to continue to participate in a prudent manner as an acquirer in the consolidation taking place in our markets to further boost ROAA and improve the Company’s efficiency ratio. In the third quarter of 2016, the Company acquired CSB, headquartered in Ankeny, Iowa. See Note 2 of the Company’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016 for additional details. The Company plans to close the acquisition of Guaranty Bank late in the third quarter of early in the fourth quarter of 2017, pending regulatory and shareholder approvals and certain customary closing conditions. See Note 8 to the Consolidated Financial Statements for additional details.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●

The Company continues to focus on reducing the NPAs to total assets ratio. This ratio improved by 6 basis points to 0.75%, as compared to the first quarter 2017. The Company remains committed to improving asset quality ratios in 2017.

●

Management continues to focus on reducing the Company’s reliance on wholesale funding. The strong core deposit growth in the first half of 2017 allowed the Company to further reduce wholesale borrowings and also provides liquidity for future loan and lease growth. Management also continues to evaluate opportunities for continued reduction in wholesale funding.

●

Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the three states currently served – Iowa, Illinois and Wisconsin. The Company acts as the correspondent bank for 181 downstream banks with average total noninterest bearing deposits of $288.6 million during the second quarter of 2017. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.

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

●

Wealth management is another core line of business for the Company and includes a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of June 30, 2017 the Company had $2.11 billion of total financial assets in trust (and related) accounts and $954 million of total financial assets in brokerage (and related) accounts. Continued growth in assets under management will help to drive trust and investment advisory fees. The Company offers trust and investment advisory services to the correspondent banks that it serves. As management continues to focus on growing wealth management fee income, expanding market share will continue to be a primary strategy.

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

	As of
	June 30,	March 31,	December 31,
GAAP TO NON-GAAP RECONCILIATIONS	2017	2017	2016
	(dollars in thousands, except per share data)
TCE / TA RATIO

Stockholders' equity (GAAP)	$305,083	$295,840	$286,041
Less: Intangible assets	20,030	20,261	22,522
TCE (non-GAAP)	$285,053	$275,579	$263,519

Total assets (GAAP)	$3,457,187	$3,381,013	$3,301,944
Less: Intangible assets	20,030	20,261	22,522
TA (non-GAAP)	$3,437,157	$3,360,752	$3,279,422

TCE / TA ratio (non-GAAP)	8.29%	8.20%	8.04%

	For the Quarter Ended			For the Six Months Ended
	June 30,	March 31,	December 31,	June 30,	June 30,
CORE NET INCOME	2017	2017	2016	2017	2016

Net income (GAAP)	$8,766	$9,185	$8,529	$17,951	$13,050

Less nonrecurring items (post-tax) (*):
Income:
Securities gains, net	$25	$-	$(23)	$25	$245
Total nonrecurring income (non-GAAP)	$25	$-	$(23)	$25	$497

Expense:
Losses on debt extinguishment	$-	$-	$232	$-	$54
Acquisition costs	-	-	26	-	231
Total nonrecurring expense (non-GAAP)	$-	$-	$258	$-	$285

Core net income (non-GAAP)	$8,741	$9,185	$8,810	$17,926	$13,090

CORE EPS

Core net income (non-GAAP) (from above)	$8,741	$9,185	$8,810	$17,926	$13,090

Weighted average common shares outstanding	13,170,283	13,133,382	13,087,592	13,151,833	12,064,349
Weighted average common and common equivalent shares outstanding	13,516,592	13,488,417	13,323,883	13,502,505	12,235,212

Core EPS (non-GAAP):
Basic	$0.66	$0.70	$0.67	$1.36	$1.09
Diluted	$0.65	$0.68	$0.66	$1.33	$1.07

CORE ROAA

Core net income (non-GAAP) (from above)	$8,741	$9,185	$8,810	$17,926	$13,090

Average Assets	$3,378,195	$3,274,713	$3,277,814	$3,326,454	$2,621,514

Core ROAA (annualized) (non-GAAP)	1.04%	1.12%	1.08%	1.08%	1.00%

* Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 35%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended			For the Six Months Ended
	June 30,	March 31,	December 31,	June 30,	June 30,
GAAP TO NON-GAAP RECONCILIATIONS (CONTINUED)	2017	2017	2016	2017	2016
	(dollars in thousands)
NIM (TEY)

Net interest income (GAAP)	$28,047	$27,669	$29,280	$55,716	$41,606

Plus: Tax equivalent adjustment	2,201	1,950	1,727	4,218	2,706

Net interest income - tax equivalent (Non-GAAP)	$30,248	$29,619	$31,007	$59,934	$44,312

Average earning assets	$3,180,779	$3,076,356	$3,069,122	$3,128,569	$2,470,525

NIM (GAAP)	3.54%	3.65%	3.80%	3.59%	3.39%
NIM (TEY) (Non-GAAP)	3.81%	3.90%	4.02%	3.86%	3.61%

EFFICIENCY RATIO

Noninterest expense (GAAP)	$21,405	$21,273	$22,308	$42,678	$34,698

Net interest income (GAAP)	$28,047	$27,669	$29,280	$55,716	$41,606
Noninterest income (GAAP)	6,782	7,284	7,029	14,066	13,585
Total income	$34,829	$34,953	$36,309	$69,782	$55,191

Efficiency ratio (noninterest expense/total income) (Non-GAAP)	61.46%	60.86%	61.44%	61.16%	62.87%

TEXAS RATIO

Nonaccrual loans/leases	$13,217	$14,205	$13,919
Accruing loans/leases past due 90 days or more	424	955	967
TDRs - accruing	6,915	6,229	6,347
OREO	5,174	5,625	5,523
NPLs (excluding other repossessed assets)	$25,730	$27,014	$26,756

Total stockholders' equity (GAAP)	$305,083	$295,840	$286,041

Less: Intangible assets	20,030	20,261	22,522

Plus: Allowance (GAAP)	33,357	32,059	30,757

Tangible equity plus allowance	$318,410	$307,638	$294,276

Texas Ratio (Non-GAAP)	8.08%	8.78%	9.09%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 35% to $30.2 million for the quarter ended June 30, 2017, compared to the same quarter of the prior year. For the six months ended June 30, 2017, net interest income, on a tax equivalent basis, increased 35% to $59.9 million, compared to the same period of 2016. Net interest income improved due to several factors:

●	The acquisition of CSB, whose strong net interest margin has significantly contributed to the Company’s results.
●	The Company’s continued strategy to redeploy funds from the taxable securities portfolio into higher yielding loans and leases.
●	Organic loan and lease growth has been strong over the past twelve months, as evidenced by average gross loan/lease growth of 10% in that period (excluding loans/leases in CSB acquisition).

A comparison of yields, spread and margin from the second quarter of 2017 to the second quarter of 2016 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 28 basis points.
●	The average cost of interest-bearing liabilities increased 7 basis points.
●	The net interest spread increased 21 basis points from 3.39% to 3.60%.
●	NIM improved 19 basis points from 3.62% to 3.81%.

A comparison of yields, spread and margin from the first half of 2017 to the first half of 2016 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 30 basis points.
●	The average cost of interest-bearing liabilities increased 3 basis points.
●	The net interest spread increased 27 basis points from 3.38% to 3.65%.
●	NIM improved 25 basis points from 3.61% to 3.86%.

The Company’s management closely monitors and manages NIM. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their net interest margins. Management continually addresses this issue with pricing and other balance sheet management strategies.

The improvement in net interest margin was primarily the result of the acquisition of CSB. CSB’s margin will fluctuate based on the amortization and accretion of purchase accounting adjustments, most notably, the discount accretion on the loan portfolio. This benefit can fluctuate based on prepayments of both PCI and performing loans. As loans prepay, the associated discount is accelerated.

The Company continues to place an emphasis on shifting its balance sheet mix. With a stated goal of maintaining loans/leases as a percentage of assets in a range of 70%-75%, the Company funded its loan/lease growth with a mixture of core deposits and cash from calls/maturities/redemptions in the investment securities portfolio. In 2015 and 2016, cash from called securities and the targeted sales of securities was redeployed into the loan portfolio, resulting in a significant increase in yield, while minimizing any extension of duration. Additionally, the Company recognized net gains on these sales due to the previous rate environment. As rates rise, the Company should also have less market volatility in the investment securities portfolio, as this is a smaller portion of the balance sheet.

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

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended June 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$18,742	$38	0.81%	$14,174	$11	0.31%
Interest-bearing deposits at financial institutions	86,236	220	1.02%	50,747	62	0.49%
Investment securities (1)	573,747	5,384	3.76%	505,697	4,573	3.64%
Restricted investment securities	13,226	132	4.00%	14,171	134	3.80%
Gross loans/leases receivable (1) (2) (3)	2,488,828	28,881	4.65%	1,899,932	20,497	4.34%
Total interest earning assets	$3,180,779	$34,655	4.37%	$2,484,721	$25,277	4.09%
Noninterest-earning assets:
Cash and due from banks	$63,526			$50,461
Premises and equipment	61,327			38,178
Less allowance	(32,361)			(27,811)
Other	104,924			95,129
Total assets	$3,378,195			$2,640,678
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,566,106	1,835	0.47%	$941,856	600	0.26%
Time deposits	527,719	1,156	0.88%	425,216	744	0.70%
Short-term borrowings	17,936	19	0.42%	50,122	18	0.14%
FHLB advances	76,739	354	1.85%	128,956	416	1.30%
Other borrowings	72,000	696	3.88%	100,008	824	3.31%
Junior subordinated debentures	33,530	347	4.15%	33,396	302	3.64%
Total interest-bearing liabilities	$2,294,030	$4,407	0.77%	$1,679,554	$2,904	0.70%
Noninterest-bearing demand deposits	$741,886			$666,044
Other noninterest-bearing liabilities	41,411			39,689
Total liabilities	$3,077,327			$2,385,287
Stockholders' equity	300,868			255,391
Total liabilities and stockholders' equity	$3,378,195			$2,640,678
Net interest income		$30,248			$22,373
Net interest spread			3.60%			3.39%
Net interest margin			3.81%			3.62%
Ratio of average interest-earning assets to average interest-bearing liabilities	138.65%			147.94%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the three months ended June 30, 2017

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2017 vs. 2016
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$27	$23	$4
Interest-bearing deposits at financial institutions	158	96	62
Investment securities (2)	811	167	644
Restricted investment securities	(2)	31	(33)
Gross loans/leases receivable (2) (3) (4)	8,384	1,593	6,791

Total change in interest income	$9,378	$1,910	$7,468

INTEREST EXPENSE
Interest-bearing deposits	$1,235	$688	$547
Time deposits	412	209	203
Short-term borrowings	1	70	(69)
Federal Home Loan Bank advances	(62)	663	(725)
Other borrowings	(128)	652	(780)
Junior subordinated debentures	45	44	1

Total change in interest expense	$1,503	$2,326	$(823)

Total change in net interest income	$7,875	$(416)	$8,291

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the six months ended June 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$14,917	$53	0.72%	$15,703	$23	0.29%
Interest-bearing deposits at financial institutions	89,394	418	0.94%	45,691	123	0.54%
Investment securities (1)	567,101	10,543	3.75%	528,034	9,257	3.53%
Restricted investment securities	13,549	262	3.90%	14,156	264	3.75%
Gross loans/leases receivable (1) (2) (3)	2,443,608	56,741	4.68%	1,866,941	40,454	4.36%
Total interest earning assets	$3,128,569	$68,017	4.38%	$2,470,525	$50,121	4.08%

Noninterest-earning assets:
Cash and due from banks	$64,409			$48,176
Premises and equipment	61,152			37,963
Less allowance	(31,930)			(27,256)
Other	104,256			92,107
Total assets	$3,326,456			$2,621,514

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,486,876	2,974	0.40%	$933,551	1,214	0.26%
Time deposits	519,419	2,249	0.87%	412,410	1,420	0.69%
Short-term borrowings	21,562	43	0.40%	68,331	61	0.18%
FHLB advances	95,548	758	1.60%	128,696	858	1.34%
Other borrowings	73,381	1,379	3.79%	100,873	1,650	3.29%
Junior subordinated debentures	33,514	680	4.09%	34,023	606	3.58%
Total interest-bearing liabilities	$2,230,300	$8,083	0.73%	$1,677,884	$5,809	0.70%
Noninterest-bearing demand deposits	$757,566			$660,625
Other noninterest-bearing liabilities	42,704			39,687
Total liabilities	$3,030,569			$2,378,195
Stockholders' equity	295,887			243,319
Total liabilities and stockholders' equity	$3,326,456			$2,621,514
Net interest income		$59,934			$44,312
Net interest spread			3.65%			3.38%
Net interest margin			3.86%			3.61%
Ratio of average interest-earning assets to average interest-bearing liabilities	140.28%			147.24%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the six months ended June 30, 2017

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2017 vs. 2016
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$30	$33	$(3)
Interest-bearing deposits at financial institutions	295	129	166
Investment securities (2)	1,286	593	693
Restricted investment securities	(2)	21	(23)
Gross loans/leases receivable (2) (3) (4)	16,287	3,168	13,119

Total change in interest income	$17,896	$3,944	$13,952

INTEREST EXPENSE
Interest-bearing deposits	$1,760	$841	$919
Time deposits	829	416	413
Short-term borrowings	(18)	97	(115)
Federal Home Loan Bank advances	(100)	338	(438)
Other borrowings	(271)	551	(822)
Junior subordinated debentures	74	100	(26)

Total change in interest expense	$2,274	$2,343	$(69)

Total change in net interest income	$15,622	$1,601	$14,021

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

Although management believes the level of the allowance as of June 30, 2017 was adequate to absorb losses in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased 36%, comparing the second quarter of 2017 to the same period of 2016 and increased 34%, comparing the first half of 2017 to the same period of 2016. Most of this increase was the result of the CSB acquisition during the third quarter of 2016.

Overall, the Company’s average earning assets increased 28%, comparing the second quarter of 2017 to the second quarter of 2016. During the same time period, average gross loans and leases increased 31%, while average investment securities increased 13%. Average earning assets increased 27%, comparing the first half of 2017 to the same period of 2016. Average gross loans and leases increased 31% and average investment securities increased 7%, comparing the first half of 2017 to the same period of 2016. These increases were also primarily the result of the acquisition of CSB.

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

INTEREST EXPENSE

Interest expense for the second quarter of 2017 increased 52% from the second quarter of 2016. For the first six months of 2017, interest expense increased 39% compared to the first six months of 2016. The acquisition of CSB primarily contributed to this increase. Additionally, the Company has rate sensitive deposits with select major customers that have repriced with the increase in certain market interest rates.

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

The Company’s provision totaled $2.0 million for the second quarter of 2017, which was an increase of $825 thousand or 69% from the same quarter of the prior year. Provision for the first half of the year totaled $4.1 million, which was up $857 thousand, or 26%, compared to the first half of 2016. This provision, when coupled with net charge-offs of $1.5 million for the first six months of 2017, increased the Company’s allowance to $33.4 million at June 30, 2017. As of June 30, 2017, the Company’s allowance to total loans/leases was 1.31%, which was down from 1.32% at March 31, 2017 and down from 1.46% at June 30, 2016, respectively.

In accordance with GAAP for business combination accounting, the loans acquired through the acquisition of CSB were recorded at market value; therefore, there was no allowance associated with CSB’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired CSB loans factoring in the net remaining discount ($6.3 million at June 30, 2017). When factoring this remaining discount into the Company’s allowance to total loans and leases calculation, the Company’s allowance as a percentage of total loans and leases increases from 1.31% to 1.55%.

A more detailed discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended
	June 30, 2017	June 30, 2016	$ Change	% Change

Trust department fees	$1,692,001	$1,512,083	$179,918	11.9%
Investment advisory and management fees	868,835	692,738	176,097	25.4
Deposit service fees	1,458,359	946,810	511,549	54.0
Gains on sales of residential real estate loans	112,628	84,413	28,215	33.4
Gains on sales of government guaranteed portions of loans	87,053	1,603,890	(1,516,837)	(94.6)
Swap fee income	327,577	167,582	159,995	95.5
Securities gains, net	38,464	18,030	20,434	113.3
Earnings on bank-owned life insurance	459,359	480,520	(21,161)	(4.4)
Debit card fees	743,521	343,748	399,773	116.3
Correspondent banking fees	200,057	244,939	(44,882)	(18.3)
Other	794,664	667,648	127,016	19.0
Total noninterest income	$6,782,518	$6,762,401	$20,117	0.3%

	Six Months Ended
	June 30, 2017	June 30, 2016	$ Change	% Change

Trust department fees	$3,432,208	$3,087,990	$344,218	11.1%
Investment advisory and management fees	1,830,434	1,351,123	479,311	35.5
Deposit service fees	2,774,749	1,877,889	896,860	47.8
Gains on sales of residential real estate loans	208,951	144,799	64,152	44.3
Gains on sales of government guaranteed portions of loans	1,037,694	2,482,418	(1,444,724)	(58.2)
Swap fee income	441,097	1,024,540	(583,443)	(56.9)
Securities gains, net	38,464	376,510	(338,046)	(89.8)
Earnings on bank-owned life insurance	929,046	874,129	54,917	6.3
Debit card fees	1,446,322	651,399	794,923	122.0
Correspondent banking fees	445,246	547,069	(101,823)	(18.6)
Other	1,482,061	1,167,008	315,053	27.0
Total noninterest income	$14,066,272	$13,584,874	$481,398	3.5%

In recent years, the Company has been successful in expanding its wealth management customer base. Trust department fees continue to be a significant contributor to noninterest income and, due to favorable market conditions in early 2017 coupled with strong growth in assets under management, trust department fees increased 12%, comparing the second quarter of 2017 to the same period of the prior year. Trust department fees increased 11% when comparing the first half of 2017 to the same period of the prior year. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts. Additionally, the Company recently started offering trust operations services to correspondent banks. Management has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, these fees are largely determined based on the value of the investments managed. And, similar to the trust department, the Company has had some success in expanding its customer base. Due to this growth and favorable market conditions in 2017, investment advisory and management fees increased 25%, comparing the second quarter of 2017 to the same period of the prior year and they increased 36% when comparing the first half of 2017 to the first half of 2016. The acquisition of CSB also contributed to this increase, as it had an established investment advisory and management services department at acquisition.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Deposit service fees expanded 54% comparing the second quarter of 2017 to the same period of the prior year and expanded 48% when comparing the first half of 2017 to the same period of the prior year. This increase was primarily the result of the acquisition of CSB. Additionally, the Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans increased 33% when comparing the second quarter of 2017 to the same period of the prior year and increased 44% when comparing the first half of 2017 to the same period of the prior year. The increase was primarily attributable to the acquisition of CSB. Overall, with the continued low interest rate environment, refinancing activity has slowed, as many of the Company’s existing and prospective customers have already executed a refinancing. Therefore, this area has generally become a smaller contributor to overall noninterest income.

The Company’s gains on the sale of government-guaranteed portions of loans for the second quarter of 2017 decreased 95% compared to the second quarter of 2016 and decreased 58% when comparing the first half of 2017 to the same period of the prior year. Given the nature of these gains, large fluctuations can happen from quarter-to-quarter and year-to-year. As one of its core strategies, the Company continues to leverage its expertise by taking advantage of programs offered by the SBA and the USDA. The Company’s portfolio of government-guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing.

As a result of the continued low interest rate environment, the Company was able to execute numerous interest rate swaps on select commercial loans over the past two years. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. A good interest rate swap candidate must be of a certain size and sophistication which leads to volatility in activity from quarter to quarter. Swap fee income totaled $328 thousand for the second quarter of 2017, compared to $168 thousand for the second quarter of 2016. Swap fee income totaled $441 thousand for the first half of 2017 compared to $1.0 million in the first half of 2016. Future levels of swap fee income are dependent upon prevailing interest rates.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Securities gains were $38 thousand for the second quarter of 2017. Securities gains were $18 thousand for the second quarter of 2016. Securities gains totaled $38 thousand for the first six months of 2017, compared to $377 thousand for the first six months of 2016. The Company took advantage of market opportunities by selling low-yielding investments and using the proceeds to purchase higher-yielding bonds with a moderate duration extension and to fund loan and lease growth.

Earnings on BOLI decreased 4% comparing the second quarter of 2017 to the second quarter of 2016 and increased 6% comparing the first half of 2017 to the first half of 2016. There were no purchases of BOLI within the last twelve months. Notably, a small portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity market. Equity market performance accounted for the majority of the volatility. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 116% comparing the second quarter of 2017 to the second quarter of the prior year and increased 122% comparing the first half of 2017 to the first half of 2016. The primary reason for the increase was the addition of CSB. CSB has a large retail customer base and, therefore generates significant interchange revenue. Additionally, these fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a retail deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees decreased 18% comparing the second quarter of 2017 to the second quarter of the prior year and decreased 19% when comparing the first half of 2017 to the first half of 2016. As interest rates rise, the correspondent bank deposit accounts receive a higher earnings credit, which then reduces the direct fees that the Company receives. Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 181 banks in Iowa, Illinois and Wisconsin.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended
	June 30, 2017	June 30, 2016	$ Change	% Change

Salaries and employee benefits	$12,930,944	10,917,473	$2,013,471	18.4%
Occupancy and equipment expense	2,698,336	1,884,556	813,780	43.2
Professional and data processing fees	2,340,699	1,542,322	798,377	51.8
Acquisition costs	-	354,969	(354,969)	(100.0)
FDIC insurance, other insurance and regulatory fees	645,277	649,604	(4,327)	(0.7)
Loan/lease expense	260,284	154,349	105,935	68.6
Net cost of operations of other real estate	27,957	277,911	(249,954)	(89.9)
Advertising and marketing	567,588	433,451	134,137	30.9
Bank service charges	447,445	415,350	32,095	7.7
Correspondent banking expense	201,693	181,776	19,917	11.0
Other	1,284,406	931,992	352,414	37.8
Total noninterest expense	$21,404,629	$17,743,753	$3,660,876	20.6%

	Six Months Ended
	June 30, 2017	June 30, 2016	$ Change	% Change

Salaries and employee benefits	$26,238,275	$21,718,380	$4,519,895	20.8%
Occupancy and equipment expense	5,200,555	3,711,544	1,489,011	40.1
Professional and data processing fees	4,424,091	2,989,735	1,434,356	48.0
Acquisition costs	-	354,969	(354,969)	(100.0)
FDIC insurance, other insurance and regulatory fees	1,266,519	1,283,969	(17,450)	(1.4)
Loan/lease expense	553,822	317,168	236,654	74.6
Net cost of operations of other real estate	42,187	380,094	(337,907)	(88.9)
Advertising and marketing	1,177,019	819,710	357,309	43.6
Bank service charges	871,346	831,281	40,065	4.8
Losses on debt extinguishment, net	-	83,197	(83,197)	(100.0)
Correspondent banking expense	400,044	358,765	41,279	11.5
Other	2,503,888	1,849,439	654,449	35.4
Total noninterest expense	$42,677,746	$34,698,251	$7,979,495	23.0%

Management places a strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency. Most expenses were higher in the second quarter of 2017 compared to 2016 as a result of acquiring CSB as the Company’s fourth bank charter in the third quarter of 2016. Noninterest expense, excluding CSB, decreased 3.8% comparing the second quarter of 2017 to the same period of the prior year and decreased 2.4% comparing the first half of 2017 to the first half of 2016.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the second quarter of 2016 to the second quarter of 2017 by 18%. This line item also increased 21% when comparing the first half of 2017 to the first half of 2016. This increase was primarily related to the acquisition of CSB.

Occupancy and equipment expense increased 43%, comparing the second quarter of 2017 to the same period of the prior year and increased 40% comparing the first half of 2017 to the same period of the prior year. The increased expense was mostly due to the addition of CSB.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Professional and data processing fees increased 52%, comparing the second quarter of 2017 to the same period in 2016 and increased 48% comparing the first half of 2017 to the same period in 2016. This increased expense was primarily due to the addition of CSB. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

FDIC and other insurance expense decreased 1%, comparing the second quarter of 2017 to the second quarter of 2016, and decreased 1% comparing the first half of 2017 to the same period of 2016. The decrease in expense was due to a decrease in the assessment rate designated by the FDIC partially offset by the acquisition of CSB.

Loan/lease expense increased 69%, comparing the second quarter of 2017 to the same quarter of 2016, and increased 75% when comparing the first half of 2017 to the same period of 2016. The Company incurred elevated levels of expense in the first six months of 2017 for certain existing NPLs in connection with the work-out of these loans. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net costs of operations of other real estate totaled $28 thousand for the second quarter of 2017, compared to $278 thousand for the second quarter of 2016. Net costs of operations of other real estate totaled $42 thousand for the first six months of 2017, compared to $380 thousand for the first six months of 2016. Occupancy rates for one of the OREO properties managed by the Company have improved over the past year, increasing cash flow from that property and reducing net operating costs.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased 8% from the second quarter of 2016 to the second quarter of 2017 and increased 5% from the first half of 2016 to the first half of 2017. The increase was due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio. As transactions volumes continue to increase and the number of correspondent banking clients increases, the associated expenses will also increase.

In the first half of 2016, the Company incurred $83 thousand of losses on debt extinguishment, net. This amount included $1.3 million of losses related to the prepayment of certain FHLB advances and wholesale structured repurchase agreements, as well as a $1.2 million gain recognized through the repurchase of trust preferred securities, at a discount.

Correspondent banking expense was up 11% when comparing the second quarter of 2017 to the second quarter of 2016 and up 12% when comparing the first six months of 2017 to the same period of 2016 due to both increases in volume and in the number of correspondent banking clients. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INCOME TAXES

In the second quarter of 2017, the Company incurred income tax expense of $2.6 million. During the first half of the year, the Company incurred income tax expense of $5.0 million. Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

Computed "expected" tax expense	$3,990,557	35.0%	$3,090,364	35.0%	$8,041,601	35.0%	$6,027,743	35.0%
Tax exempt interest income	(1,433,903)	(12.6)	(988,488)	(11.2)	(2,739,330)	(11.9)	(1,954,806)	(11.4)
Bank-owned life insurance	(160,775)	(1.4)	(168,182)	(1.9)	(325,166)	(1.4)	(305,945)	(1.8)
State income taxes, net of federal benefit, current year	394,410	3.5	297,130	3.4	802,735	3.5	564,038	3.3
Excess tax benefit on stock options exercised and restricted stock awards vested *	(89,545)	(0.8)	-	-	(622,867)	(2.7)	-	-
Other	(65,168)	(0.6)	(77,680)	(0.9)	(131,951)	(0.6)	(158,863)	(0.9)
Federal and state income tax expense	$2,635,576	23.1%	$2,153,144	24.4%	$5,025,022	21.9%	$4,172,167	24.2%

* As a result of the implementation of ASU 2016-09 effective January 1, 2017, the excess tax benefit on stock options exercised and restricted stock awards vested is now recorded as an adjustment to income tax expense in the income statement.  Previously, the excess tax benefit was recorded as an adjustment to equity.

The effective tax rate for the quarter ended June 30, 2017 was 23.1% which was a decrease from the effective tax rate of 24.4% for the quarter ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 was 21.9%, which was a decrease over the effective tax rate of 24.2% for the six months ended June 30, 2016. This shift was primarily due to the implementation of ASU 2016-09, which resulted in a tax benefit of $90 thousand for the second quarter of 2017 and $623 thousand for the first six months of 2017.  The effective rate for the three months ended June 30, 2017 was also impacted by higher tax exempt interest income.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	June 30, 2017		March 31, 2017		December 31, 2016		June 30, 2016
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%
Cash and due from banks	$77,161	2%	$56,326	2%	$70,570	2%	$49,581	2%
Federal funds sold and interest-bearing deposits	72,354	2%	173,219	5%	86,206	3%	68,432	3%
Securities	593,485	17%	557,646	16%	574,022	19%	510,959	19%
Net loans/leases	2,520,209	73%	2,403,791	71%	2,374,730	70%	1,894,676	71%
Other assets	193,978	6%	190,031	6%	196,416	6%	159,786	6%
Total assets	$3,457,187	100%	$3,381,013	100%	$3,301,944	100%	$2,683,434	100%

Total deposits	$2,870,234	83%	$2,805,931	83%	$2,669,261	74%	$1,973,594	74%
Total borrowings	230,264	7%	231,534	7%	290,952	14%	381,875	14%
Other liabilities	51,606	1%	47,708	1%	55,690	2%	52,848	2%
Total stockholders' equity	305,083	9%	295,840	9%	286,041	10%	275,117	10%
Total liabilities and stockholders' equity	$3,457,187	100%	$3,381,013	100%	$3,301,944	100%	$2,683,434	100%

During the second quarter of 2017, the Company’s total assets increased $76.2 million, or 2%, to a total of $3.5 billion. Total gross loans and leases grew $117.7 million. This loan and lease growth was funded by deposits, which increased $64.3 million in the second quarter of 2017, and excess cash from strong deposit growth from the first quarter of 2017    Stockholders’ equity increased $9.2 million, or 3%, in the current quarter due to net retained income.

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

Following is a breakdown of the Company’s securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	June 30, 2017		March 31, 2017		December 31, 2016		June 30, 2016
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. govt. sponsored agency securities	$41,944	7%	$47,556	9%	$46,084	8%	$88,321	17%
Municipal securities	381,254	64%	356,776	64%	374,463	65%	302,689	59%
Residential mortgage-backed and related securities	164,415	28%	147,504	26%	147,702	26%	116,765	23%
Other securities	5,872	1%	5,810	1%	5,773	1%	3,184	1%
	$593,485	100%	$557,646	100%	$574,022	100%	$510,959	100%

Securities as a % of total assets	17.17%		16.49%		17.38%		19.04%
Net unrealized gains (losses) as a % of amortized cost	(0.33)%		(0.79)%		(0.87)%		1.95%
Duration (in years)	6.3		6.1		6.0		5.1
Yield on investment securities (tax equivalent)	3.76%		3.73%		3.56%		3.64%

Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in any of the periods presented.

The duration of the securities portfolio extended modestly with the TEY on the portfolio improving 20 bps over the first half of 2017.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LOANS/LEASES

Total loans/leases grew 19.2% on an annualized basis during the second quarter of 2017. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	June 30, 2017		March 31, 2017		December 31, 2016		June 30, 2016
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I loans	$942,538	37%	$851,578	35%	$827,637	34%	$706,261	37%
CRE loans	1,131,906	45%	1,106,842	46%	1,093,459	46%	784,379	41%
Direct financing leases	153,337	6%	159,368	7%	165,419	7%	169,928	9%
Residential real estate loans	233,871	9%	231,326	9%	229,233	10%	180,482	9%
Installment and other consumer loans	84,047	3%	78,771	3%	81,666	3%	73,658	4%
Total loans/leases	$2,545,699	100%	$2,427,885	100%	$2,397,414	100%	$1,914,708	100%
Plus deferred loan/lease origination costs, net of fees	7,867		7,965		8,073		8,065
Less allowance	(33,357)		(32,059)		(30,757)		(28,097)
Net loans/leases	$2,520,209		$2,403,791		$2,374,730		$1,894,676

As CRE loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of June 30, 2017 and March 31, 2017, respectively, approximately 28% and 29% of the CRE loan portfolio was owner-occupied.

Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more C&I loans. C&I loans grew $91.0 million in the current quarter, or an annualized rate of 43%.

A syndicated loan is a commercial loan provided by a group of lenders and is structured, arranged and administered by one or several commercial or investment banks known as arrangers. The nationally syndicated loans invested in by the Company consist of fully funded, highly liquid term loans for which there is a liquid secondary market. As of June 30, 2017 and December 31, 2016, the amount of nationally syndicated loans totaled $44.3 million and $46.5 million, respectively.

The Company also has several loans that are syndicated to borrowers in our existing markets or purchased from peer banks that we have a relationship with. These loans were immaterial as of June 30, 2017 and December 31, 2016.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company’s CRE loan portfolio:

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2017		2017		2016		2016
	Amount	%	Amount	%	Amount	%	Amount	%

			(dollars in thousands)

Lessors of Nonresidential Buildings	$344,747	30%	$327,077	30%	$322,337	30%	$285,522	36%
Lessors of Residential Buildings	159,370	14%	147,335	13%	141,321	13%	104,395	13%
New Housing For-Sale Builders	52,277	5%	57,733	5%	56,711	5%	5,430	1%
Nonresidential Property Managers	52,947	5%	57,112	5%	70,914	7%	17,517	2%
Land Subdivision	46,117	4%	47,254	4%	45,132	4%	18,034	2%
Hotels	39,881	4%	37,998	4%	35,006	3%	19,804	3%
Nursing Care Facilities	33,607	3%	34,611	3%	34,768	3%	15,070	2%
New Multifamily Housing Construction	26,583	2%	26,915	2%	24,146	2%	11,671	2%
Lessors of Other Real Estate Property	20,932	2%	20,989	2%	25,664	2%	21,803	3%
Other *	355,445	31%	349,818	32%	337,460	31%	285,133	36%
Total CRE Loans	$1,131,906	100%	$1,106,842	100%	$1,093,459	100%	$784,379	100%

* “Other” consists of all other industries. None of these had concentrations greater than $22.6 million, or approximately 2% of total CRE loans in the most recent period presented.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2017		2017		2016		2016
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Manufacturing - General	$19,092	9%	$18,067	9%	$17,434	8%	$16,918	8%
Trucks & Vans	16,679	8%	14,657	7%	13,806	7%	12,897	6%
Construction - General	15,207	7%	17,914	9%	16,815	8%	17,116	8%
Food Processing Equipment	13,754	7%	14,102	7%	14,316	7%	14,241	7%
Marine - Travelifts	12,497	6%	8,132	4%	8,180	4%	7,601	4%
Manufacturing - CNC	10,083	5%	6,812	3%	7,164	3%	7,974	4%
Computer Hardware	9,821	5%	10,094	5%	10,443	5%	10,529	5%
Trailers	9,611	5%	9,465	5%	10,003	5%	10,300	5%
Restaurant	7,238	3%	7,841	4%	7,950	4%	8,053	4%
Furniture	6,305	3%	6,259	3%	$6,945	3%	$3,313	2%
Other	93,966	42%	95,116	46%	97,989	46%	96,941	47%
Total m2 loans and leases	214,253	100%	208,459	100%	211,045	100%	205,883	100%

* “Other” consists of all other equipment types. None of these had concentrations greater than 3% of total m2 loan and lease portfolio in the most recent period presented.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s loan and lease portfolio.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three and six months ended June 30, 2017 and 2016 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(dollars in thousands)		(dollars in thousands)

Balance, beginning	$32,059	$27,395	$30,757	$26,141
Provisions charged to expense	2,023	1,198	4,128	3,271
Loans/leases charged off	(851)	(634)	(1,743)	(1,502)
Recoveries on loans/leases previously charged off	126	138	215	187
Balance, ending	$33,357	$28,097	$33,357	$28,097

The allowance was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated worse than “fair quality” as described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance is monitored by the loan review staff and reported to management and the board of directors.

The Company’s levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016

	(dollars in thousands)

Special Mention (Rating 6)	$27,737	$22,841	$20,082	$16,231
Substandard (Rating 7)	45,290	50,810	49,035	44,636
Doubtful (Rating 8)	-	-	-	-
	$73,027	$73,651	$69,117	$60,867

Criticized Loans **	$73,027	$73,651	$69,117	$60,867
Classified Loans ***	$45,290	$50,810	$49,035	$44,636

Criticized Loans as a % of Total Loans/Leases	2.86%	3.02%	2.87%	3.17%
Classified Loans as a % of Total Loans/Leases	1.77%	2.09%	2.04%	2.32%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company experienced a modest increase in criticized loans and a decrease in classified loans during the first half of 2017; as shown below, these changes did not translate to increased NPLs. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

The following table summarizes the trend in the allowance as a percentage of gross loans/leases and as a percentage of NPLs.

	As of
	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016

Allowance / Gross Loans/Leases	1.31%	1.32%	1.28%	1.46%

Allowance / NPLs *	162.27%	149.89%	144.85%	223.42%

*NPLs consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing TDRs.

Although management believes that the allowance at June 30, 2017 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

In accordance with GAAP for business combination accounting, the loans acquired through the acquisition of CSB were recorded at market value; therefore, there was no allowance associated with CSB’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired CSB loans factoring in the net remaining discount ($6.3 million at June 30, 2017). When factoring this remaining discount into the Company’s allowance to total loans and leases calculation, the Company’s allowance as a percentage of total loans and leases increases from 1.31% to 1.55%. This elimination of CSB’s allowance also resulted in a decrease of the allowance to NPLs ratio, as CSB’s NPLs no longer have an allowance allocated to them and instead, have a loan discount that is separate from the allowance.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s allowance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS

The table below presents the amounts of NPAs and related ratios.

	As of June 30,	As of March 31,	As of December 31,	As of June 30,
	2017	2017	2016	2016

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$13,217	$14,205	$13,919	$10,737
Accruing loans/leases past due 90 days or more	424	955	967	86
TDRs - accruing	6,915	6,229	6,347	1,753
Total NPLs	20,556	21,389	21,233	12,576
OREO	5,174	5,625	5,523	6,179
Other repossessed assets	123	285	202	154
Total NPAs	$25,853	$27,299	$26,958	$18,909

NPLs to total loans/leases	0.80%	0.88%	0.88%	0.65%
NPAs to total loans/leases plus repossessed property	1.01%	1.12%	1.12%	0.98%
NPAs to total assets	0.75%	0.81%	0.82%	0.70%
Texas ratio (3)	8.08%	8.78%	9.09%	6.28%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $2.2 million at June 30, 2017, $2.4 million at March 31, 2017, $2.3 million at December 31, 2016, and $2.4 million at June 30, 2016.
(3)

Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance. Texas Ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations for more information.

NPAs at June 30, 2017 were $25.9 million, which were down from March 31, 2017 and up $6.9 million from June 30, 2016. This increase was the result of two large credits added in the fourth quarter of 2016.

The ratio of NPAs to total assets was 0.75% at June 30, 2017, which was down from 0.81% at March 31, 2017, and up from 0.70% at June 30, 2016.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS

Deposits increased $64.3 million during the second quarter of 2017. The table below presents the composition of the Company’s deposit portfolio.

	As of
	June 30, 2017		March 31, 2017		December 31, 2016		June 30, 2016

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$760,625	27%	$777,150	28%	$797,415	30%	$615,764	31%
Interest bearing demand deposits	1,526,103	52%	1,486,047	53%	1,369,226	51%	918,036	47%
Time deposits	478,580	17%	458,170	16%	439,169	17%	337,584	17%
Brokered deposits	104,926	4%	84,564	3%	63,451	2%	102,210	5%
	$2,870,234	100%	$2,805,931	100%	$2,669,261	100%	$1,973,594	100%

In an effort to strengthen the relationship and maximize the liquidity potential of its correspondent banking clients, the Company introduced an interest-bearing money market deposit account to its correspondent banking clients and this generated strong deposit growth in the first six months of 2017.

Quarter-end balances can greatly fluctuate due to large customer and correspondent bank activity. Management will continue to focus on growing its noninterest bearing deposit portfolio, including its correspondent banking business at QCBT, as well as shifting the mix from brokered and other higher cost deposits to lower cost core deposits.

BORROWINGS

The subsidiary banks offer short-term repurchase agreements to a fewof their significant customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the FRB or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of
	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016

	(dollars in thousands)

Overnight repurchase agreements with customers	$4,897	$7,170	$8,131	$21,441
Federal funds purchased	13,320	12,300	31,840	30,120
	$18,217	$19,470	$39,971	$51,561

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the Company’s term FHLB advances and overnight FHLB advances.

	As of
	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016

	(dollars in thousands)

Term FHLB advances	$57,000	$59,000	$63,000	$78,000
Overnight FHLB advances	49,500	47,550	74,500	118,900
	$106,500	$106,550	$137,500	$196,900

Term FHLB advances decreased in the current quarter due to a small maturity of $2.0 million. Overnight FHLB advances have increased by $2.0 million.

The table below presents the composition of the Company’s other borrowings.

	As of
	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016

	(dollars in thousands)

Wholesale structured repurchase agreements	$45,000	$45,000	$45,000	$100,000
Term note	27,000	27,000	30,000	-
Revolving line of credit	-	-	5,000	-
	$72,000	$72,000	$80,000	$100,000

Other borrowings include structured repos which are utilized as an alternative funding source to FHLB advances and customer deposits. Structured repos are collateralized by certain U.S. government agency securities and residential mortgage backed and related securities.

As described in Note 11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company has an outstanding five-year term note and revolving line of credit. As of June 30, 2017, the term debt had been paid down to $27.0 million as scheduled. Also, in the first quarter of 2017, the Company paid off the full outstanding amount of the revolving line of credit. The term note and revolving line of credit were used to help fund the acquisition of CSB. As of June 30, 2017, the full $10.0 million line of credit was available.  If the line of credit is used, interest is calculated at the effective LIBOR rate plus 2.50% per annum (3.66% at June 30, 2017). In addition, a $7.0 million term note commitment with a four-year term was executed with interest calculated at the effective LIBOR rate plus 3.00% per annum (4.16% at June 30, 2017) to fund a portion of the cash consideration.. This $7.0 million term note commitment may be drawn upon closing of the acquisition of Guaranty Bank in late third quarter or early fourth quarter of 2017.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the maturity schedule including weighted average interest cost for the Company’s combined wholesale funding portfolio.

	June 30, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

	(dollars in thousands)
Year ending December 31:
2017	176,017	1.16%	165,543	0.91%
2018	38,459	2.56	38,459	2.56
2019	16,950	2.72	16,950	2.65
2020	25,000	2.48	25,000	2.48
Total Wholesale Funding	$256,426	1.60%	$245,952	1.45%

During the first six months of 2017, wholesale funding modestly increased $10.5 million. Year-to-date, the Company has repaid $6 million of term borrowings at maturity, however this was more than offset by growth in short-term borrowings used to temporarily fund strong earning asset growth.

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of
	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016

	(dollars in thousands)

Common stock	$13,175	$13,161	$13,107	$13,057
Additional paid in capital	158,001	157,582	156,777	155,454
Retained earnings	135,254	127,145	118,617	105,024
AOCI (loss)	(1,347)	(2,048)	(2,460)	1,582
Total stockholders' equity	$305,083	$295,840	$286,041	$275,117

TCE* / TA	8.29%	8.20%	8.04%	10.10%

*TCE is defined as total common stockholders’ equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $168.5 million during the second quarter of 2017 and $139.5 million during the full year of 2016. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At June 30, 2017, the subsidiary banks had 34 lines of credit totaling $365.0 million, of which $3.0 million was secured and $362.0 million was unsecured. At June 30, 2017, $359.1 million was available as $5.9 million was utilized for short-term borrowing needs at QCBT.

At December 31, 2016, the subsidiary banks had 33 lines of credit totaling $381.4 million, of which $34.4 million was secured and $347.0 million was unsecured. At December 31, 2016, $361.4 million was available as $20.0 million was utilized for short-term borrowing needs at QCBT.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2018 At June 30, 2017, the full $10.0 was available.

As of June 30, 2017, the Company has $427.7 million in correspondent banking deposits spread over 181 relationships. While the Company believes that these funds are very stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $157.1 million during the first six months of 2017, compared to $67.2 million for the same period of 2016. The net decrease in interest-bearing deposits at financial institutions was $10.8 million for the first six months of 2017, compared to a net increase of $11.2 million for the same period of 2016. Proceeds from calls, maturities, paydowns, and sales of securities were $68.2 million for the first six months of 2017, compared to $171.1 million for the same period of 2016. Purchases of securities used cash of $89.8 million for the first six months of 2017, compared to $97.1 million for the same period of 2016. The net increase in loans/leases used cash of $146.4 million for the first six months of 2017 compared to $125.0 million for the same period of 2016.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Financing activities provided cash of $140.2 million for the first six months of 2017, compared to $60.3 million for same period of 2016. Net increases in deposits totaled $201.0 million for the first six months of 2017, compared to $92.9 million for the same period of 2016. During the first six months of 2017, the Company’s short-term borrowings decreased $21.8 million, while they decreased $93.1 million for the same period of 2016. In the first six months of 2017, the Company reduced FHLB advances and other borrowings by $39.0 million through a mixture of maturities, scheduled payments and the net change in short-term borrowings. In the first six months of 2016, the Company reduced FHLB advances and borrowings by $25.2 million through a mixture of maturities, prepayments, and debt retirement. In the same period, the Company received $29.8 million of proceeds from the common stock offering of 1.2 million shares of common stock.

Total cash provided by operating activities was $23.6 million for the first six months of 2017, compared to $14.8 million for the same period of 2016.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities.

The following table presents the details of the trust preferred securities outstanding as of June 30, 2017 and December 31, 2016.

Name	Date Issued	Amount Outstanding June 30, 2017	Amount Outstanding December 31, 2016	Interest Rate	Interest Rate as of June 30, 2017	Interest Rate as of December 31, 2016

QCR Holdings Statutory Trust II	February 2004	$10,310,000	$10,310,000	2.85% over 3-month LIBOR	4.15%	3.85%
QCR Holdings Statutory Trust III	February 2004	8,248,000	8,248,000	2.85% over 3-month LIBOR	4.15%	3.85%
QCR Holdings Statutory Trust V	February 2006	10,310,000	10,310,000	1.55% over 3-month LIBOR	2.71%	2.43%
Community National Statutory Trust II	September 2004	3,093,000	3,093,000	2.17% over 3-month LIBOR	3.44%	3.17%
Community National Statutory Trust III	March 2007	3,609,000	3,609,000	1.75% over 3-month LIBOR	3.00%	2.71%
		$35,570,000	$35,570,000	Weighted Average Rate	3.55%	3.265

The Company assumed the trust preferred securities originally issued by Community National in connection with its acquisition in May 2013. As a result of acquisition accounting, the liabilities were recorded at fair value upon acquisition with the resulting discount being accreted as interest expense on a level yield basis over the expected term. The original discount totaled $2.6 million. As of June 30, 2017, the remaining discount was $2.0 million.

The Company filed a universal shelf registration statement on Form S-3 with the SEC on October 27, 2016, as amended on January 11, 2017. Declared effective by the SEC on January 31, 2017, the registration statement allows the Company to offer and sell various types of securities, including common stock, preferred stock, debt securities and/or warrants, from time to time up to an aggregate amount of $100 million. The Company utilized $30.1 million of its $100 million previous shelf registration filing through the offer and sale of its common stock in the second quarter of 2016 to help fund the acquisition of CSB. This Form S-3 filing replenished the amount available to the previous level of $100 million. The specific terms and prices of any securities offered pursuant to the registration statement will be determined at the time of any future offering and described in a separate prospectus supplement, which would be filed with the SEC at the time of the particular offering, if any. There were no securities issued under this shelf registration statement during the six months ended June 30, 2017.

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

Part I

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK– continued

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

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of June 30, 2017	As of December 31, 2016	As of December 31, 2015

100 basis point downward shift	-10.0%	-0.8%	-1.7%	-2.1%
200 basis point upward shift	-10.0%	-2.4%	-1.2%	-2.7%
300 basis point upward shock	-25.0%	-5.5%	-1.4%	-7.1%

The simulation is well within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at June 30, 2017 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of June 30, 2017.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

Not applicable

Item 5	Other Information

None

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION - continued

Item 6	Exhibits

2.1

Purchase and Assumption Agreement, dated June 8, 2017, between QCR Holdings, Inc. and Guaranty Bankshares, Ltd. (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed with the SEC on June 8, 2017.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017 and June 30, 2016; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and June 30, 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2017 and June 30, 2016; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	August 8, 2017	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date	August 8, 2017	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer

Date	August 8, 2017	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin, First Vice President
Director of Financial Reporting
Principal Accounting Officer