Form 10-Q
period 2017-09-30
QCR HOLDINGS INC
filed 2017-11-08
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 2, 2017, the Registrant had outstanding 13,888,923 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, we use certain acronyms and abbreviations, as defined in Note 1.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of September 30, 2017 and December 31, 2016

	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$56,274,561	$70,569,993
Federal funds sold	20,568,000	22,257,000
Interest-bearing deposits at financial institutions	41,221,383	63,948,925

Securities held to maturity, at amortized cost	323,981,227	322,909,056
Securities available for sale, at fair value	259,954,422	251,113,139
Total securities	583,935,649	574,022,195

Loans receivable held for sale	290,320	1,135,500
Loans/leases receivable held for investment	2,676,464,491	2,404,351,485
Gross loans/leases receivable	2,676,754,811	2,405,486,985
Less allowance for estimated losses on loans/leases	(34,982,341)	(30,757,448)
Net loans/leases receivable	2,641,772,470	2,374,729,537

Bank-owned life insurance	58,614,100	57,257,051
Premises and equipment, net	61,877,754	60,643,508
Restricted investment securities	18,585,400	14,997,025
Other real estate owned, net	5,134,845	5,523,104
Goodwill	13,110,913	13,110,913
Core deposit intangible	6,688,613	7,381,213
Other assets	42,679,406	37,503,284
Total assets	$3,550,463,094	$3,301,943,748

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$715,537,518	$797,415,090
Interest-bearing	2,178,730,964	1,871,846,183
Total deposits	2,894,268,482	2,669,261,273

Short-term borrowings	16,010,805	39,971,387
Federal Home Loan Bank advances	169,055,000	137,500,000
Other borrowings	77,500,000	80,000,000
Junior subordinated debentures	33,578,744	33,480,202
Other liabilities	47,011,435	55,690,087
Total liabilities	3,237,424,466	3,015,902,949

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000 September 2017 and December 2016 - No shares issued or outstanding	-	-
Common stock, $1 par value; shares authorized 20,000,000 September 2017 - 13,201,959 shares issued and outstanding December 2016 - 13,106,845 shares issued and outstanding	13,201,959	13,106,845
Additional paid-in capital	158,459,072	156,776,642
Retained earnings	142,450,131	118,616,901
Accumulated other comprehensive (loss):
Securities available for sale	(250,107)	(1,527,433)
Interest rate cap derivatives	(822,427)	(932,156)
Total stockholders' equity	313,038,628	286,040,799
Total liabilities and stockholders' equity	$3,550,463,094	$3,301,943,748

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended September 30,

	2017	2016
Interest and dividend income:
Loans/leases, including fees	$29,245,320	$23,001,107
Securities:
Taxable	1,367,212	1,057,204
Nontaxable	2,862,208	2,510,169
Interest-bearing deposits at financial institutions	141,331	103,216
Restricted investment securities	172,776	132,047
Federal funds sold	52,018	12,992
Total interest and dividend income	33,840,865	26,816,735

Interest expense:
Deposits	3,556,189	1,472,031
Short-term borrowings	33,248	12,541
Federal Home Loan Bank advances	607,751	420,570
Other borrowings	724,854	974,634
Junior subordinated debentures	362,475	306,182
Total interest expense	5,284,517	3,185,958
Net interest income	28,556,348	23,630,777

Provision for loan/lease losses	2,086,436	1,607,986
Net interest income after provision for loan/lease losses	26,469,912	22,022,791

Noninterest income:
Trust department fees	1,721,401	1,518,600
Investment advisory and management fees	968,452	765,977
Deposit service fees	1,522,461	1,150,869
Gains on sales of residential real estate loans, net	98,409	144,105
Gains on sales of government guaranteed portions of loans, net	91,974	218,785
Swap fee income	194,256	333,772
Securities gains (losses), net	(63,588)	4,251,773
Earnings on bank-owned life insurance	428,002	450,251
Debit card fees	754,803	475,182
Correspondent banking fees	239,060	253,823
Other	746,073	860,264
Total noninterest income	6,701,303	10,423,401

Noninterest expense:
Salaries and employee benefits	13,423,943	11,202,460
Occupancy and equipment expense	2,516,274	2,086,331
Professional and data processing fees	2,950,839	1,931,329
Acquisition costs	407,997	1,036,904
Post-acquisition transition and integration costs	522,740	1,009,132
FDIC insurance, other insurance and regulatory fees	690,894	582,835
Loan/lease expense	257,540	102,678
Net cost of (income from) operations of other real estate	(160,640)	133,055
Advertising and marketing	669,923	547,768
Bank service charges	460,153	415,401
Losses on debt extinguishment, net	-	4,137,310
Correspondent banking expense	204,189	205,998
Other	1,451,895	1,089,282
Total noninterest expense	23,395,747	24,480,483
Net income before income taxes	9,775,468	7,965,709
Federal and state income tax expense	1,921,533	1,858,208
Net income	$7,853,935	$6,107,501

Basic earnings per common share	$0.60	$0.47
Diluted earnings per common share	$0.58	$0.46

Weighted average common shares outstanding	13,151,350	13,066,777
Weighted average common and common equivalent shares outstanding	13,507,955	13,269,703

Cash dividends declared per common share	$0.05	$0.04

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Nine Months Ended September 30,

	2017	2016
Interest and dividend income:
Loans/leases, including fees	$84,571,466	$62,939,656
Securities:
Taxable	3,770,022	3,605,948
Nontaxable	8,198,173	7,028,387
Interest-bearing deposits at financial institutions	559,697	225,775
Restricted investment securities	435,096	396,157
Federal funds sold	104,778	36,155
Total interest and dividend income	97,639,232	74,232,078

Interest expense:
Deposits	8,779,548	4,106,227
Short-term borrowings	76,365	73,672
Federal Home Loan Bank advances	1,365,433	1,278,207
Other borrowings	2,103,731	2,624,154
Junior subordinated debentures	1,042,227	912,706
Total interest expense	13,367,304	8,994,966
Net interest income	84,271,928	65,237,112

Provision for loan/lease losses	6,214,538	4,878,821
Net interest income after provision for loan/lease losses	78,057,390	60,358,291

Noninterest income:
Trust department fees	5,153,609	4,606,590
Investment advisory and management fees	2,798,886	2,117,100
Deposit service fees	4,297,210	3,028,758
Gains on sales of residential real estate loans, net	307,360	288,904
Gains on sales of government guaranteed portions of loans, net	1,129,668	2,701,203
Swap fee income	635,353	1,358,312
Securities gains (losses), net	(25,124)	4,628,283
Earnings on bank-owned life insurance	1,357,049	1,324,380
Debit card fees	2,201,125	1,126,581
Correspondent banking fees	684,306	800,892
Other	2,228,133	2,027,272
Total noninterest income	20,767,575	24,008,275

Noninterest expense:
Salaries and employee benefits	39,662,218	32,920,840
Occupancy and equipment expense	7,716,829	5,797,875
Professional and data processing fees	7,374,930	4,921,064
Acquisition costs	407,997	1,363,987
Post-acquisition transition and integration costs	522,740	1,037,018
FDIC insurance, other insurance and regulatory fees	1,957,413	1,866,804
Loan/lease expense	811,362	419,846
Net cost of (income from) operations of other real estate	(118,453)	513,149
Advertising and marketing	1,846,942	1,367,478
Bank service charges	1,331,499	1,246,682
Losses on debt extinguishment, net	-	4,220,507
Correspondent banking expense	604,233	564,763
Other	3,955,783	2,938,721
Total noninterest expense	66,073,493	59,178,734
Net income before income taxes	32,751,472	25,187,832
Federal and state income tax expense	6,946,555	6,030,375
Net income	$25,804,917	$19,157,457

Basic earnings per common share	$1.96	$1.55
Diluted earnings per common share	$1.91	$1.52

Weighted average common shares outstanding	13,151,672	12,398,491
Weighted average common and common equivalent shares outstanding	13,509,566	12,580,042

Cash dividends declared per common share	$0.15	$0.12

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016
Net income	$7,853,935	$6,107,501

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains arising during the period before tax	289,086	3,682,514
Less reclassification adjustment for gains (losses) included in net income before tax	(63,588)	4,251,773
	352,674	(569,259)
Unrealized gains (losses) on interest rate cap derivatives:
Unrealized holding losses arising during the period before tax	(8,446)	(49,573)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(95,361)	(33,246)
	86,915	(16,327)

Other comprehensive income (loss), before tax	439,589	(585,586)
Tax expense (benefit)	165,012	(224,402)
Other comprehensive income (loss), net of tax	274,577	(361,184)

Comprehensive income	$8,128,512	$5,746,317

	Nine Months Ended September 30,
	2017	2016
Net income	$25,804,917	$19,157,457

Other comprehensive income:

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains arising during the period before tax	2,057,586	10,628,032
Less reclassification adjustment for gains (losses) included in net income before tax	(25,124)	4,628,283
	2,082,710	5,999,749
Unrealized gains (losses) on interest rate cap derivatives:
Unrealized holding losses arising during the period before tax	(186,000)	(634,791)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(354,813)	(82,281)
	168,813	(552,510)

Other comprehensive income, before tax	2,251,523	5,447,239
Tax expense	864,468	2,102,379
Other comprehensive income, net of tax	1,387,055	3,344,860

Comprehensive income	$27,191,972	$22,502,317

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Nine Months Ended September 30, 2017 and 2016

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2016	$13,106,845	$156,776,642	$118,616,901	$(2,459,589)	$286,040,799
Net income	-	-	9,184,965	-	9,184,965
Other comprehensive income, net of tax	-	-	-	410,739	410,739
Common cash dividends declared, $0.05 per share	-	-	(656,574)	-	(656,574)
Proceeds from issuance of 3,573 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	3,573	83,091	-	-	86,664
Proceeds from issuance of 44,284 shares of common stock as a result of stock options exercised	44,284	630,290	-	-	674,574
Stock compensation expense	-	388,753			388,753
Restricted stock awards - 13,289 shares of common stock	13,289	(13,289)	-	-	-
Exchange of 6,772 shares of common stock in connection with stock options exercised and restricted stock vested	(6,772)	(283,518)	-	-	(290,290)
Balance March 31, 2017	$13,161,219	$157,581,969	$127,145,292	$(2,048,850)	$295,839,630
Net income	-	-	8,766,017	-	8,766,017
Other comprehensive income, net of tax	-	-	-	701,739	701,739
Common cash dividends declared, $0.05 per share	-	-	(657,003)	-	(657,003)
Proceeds from issuance of 4,582 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	4,582	170,061	-	-	174,643
Proceeds from issuance of 8,027 shares of common stock as a result of stock options exercised	8,027	109,392	-	-	117,419
Stock compensation expense	-	168,314			168,314
Restricted stock awards - 2,000 shares of common stock	2,000	(2,000)	-	-	-
Exchange of 594 shares of common stock in connection with stock options exercised	(594)	(26,730)	-	-	(27,324)
Balance June 30, 2017	$13,175,234	$158,001,006	$135,254,306	$(1,347,111)	$305,083,435
Net income	-	-	7,853,935	-	7,853,935
Other comprehensive loss, net of tax	-	-	-	274,577	274,577
Common cash dividends declared, $0.05 per share	-	-	(658,110)	-	(658,110)
Proceeds from issuance of 2,319 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	2,319	88,052	-	-	90,371
Proceeds from issuance of 19,906 shares of common stock as a result of stock options exercised	19,906	73,915	-	-	93,821
Stock compensation expense	-	300,599	-	-	300,599
Restricted stock awards - 4,500 shares of common stock	4,500	(4,500)	-	-	-
Balance September 30, 2017	$13,201,959	$158,459,072	$142,450,131	$(1,072,534)	$313,038,628

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) - continued

Three and Nine Months Ended September 30, 2017 and 2016

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2015	$11,761,083	$123,282,851	$92,965,645	$(2,123,829)	$225,885,750
Net income	-	-	6,373,489	-	6,373,489
Other comprehensive income, net of tax	-	-	-	2,525,411	2,525,411
Common cash dividends declared, $0.04 per share	-	-	(470,873)	-	(470,873)
Proceeds from issuance of 5,054 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	5,054	94,560	-	-	99,614
Proceeds from issuance of 46,020 shares of common stock as a result of stock options exercised	46,020	729,473	-	-	775,493
Tax benefit of nonqualified stock options exercised		-			-
Stock compensation expense	-	382,761	-	-	382,761
Tax benefit of nonqualified stock options exercised	-	22,508	-	-	22,508
Restricted stock awards - 22,382 shares of common stock	22,382	(22,382)	-	-	-
Exchange of 19,628 shares of common stock in connection with restricted stock vested, net	(19,628)	(431,806)	-	-	(451,434)
Balance March 31, 2016	$11,814,911	$124,057,965	$98,868,261	$401,582	$235,142,719
Net income	-	-	6,676,467	-	6,676,467
Other comprehensive loss, net of tax	-	-	-	1,180,633	1,180,633
Common cash dividends declared, $0.04 per share	-	-	(520,701)	-	(520,701)
Proceeds from issuance of 1,215,000 shares of common stock, net of issuance costs	1,215,000	28,613,916	-	-	29,828,916
Proceeds from issuance of 6,982 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	6,982	142,887	-	-	149,869
Proceeds from issuance of 20,975 shares of common stock as a result of stock options exercised	20,975	230,671	-	-	251,646
Tax basis adjustment related to the acquisition of noncontrolling interest in m2 Lease Funds	-	2,132,415	-	-	2,132,415
Stock compensation expense	-	187,569	-	-	187,569
Tax benefit of nonqualified stock options exercised	-	87,858	-	-	87,858
Restricted stock awards - 500 shares of common stock	(500)	500	-	-	-
Balance June 30, 2016	$13,057,368	$155,453,781	$105,024,027	$1,582,215	$275,117,391
Net income	-	-	6,107,501	-	6,107,501
Other comprehensive loss, net of tax	-	-	-	(361,184)	(361,184)
Common cash dividends declared, $0.04 per share	-	-	(521,384)	-	(521,384)
Proceeds from issuance of 4,085 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	4,085	85,217	-	-	89,302
Proceeds from issuance of 14,692 shares of common stock as a result of stock options exercised	14,692	173,890	-	-	188,582
Stock compensation expense	-	190,211	-	-	190,211
Tax benefit of nonqualified stock options exercised	-	72,694	-	-	72,694
Exchange of 838 shares of common stock in connection with stock options exercised	(838)	(25,115)	-	-	(25,953)
Balance September 30, 2016	$13,075,307	$155,950,678	$110,610,144	$1,221,031	$280,857,160

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,804,917	$19,157,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,810,971	2,422,257
Provision for loan/lease losses	6,214,538	4,878,821
Stock-based compensation expense	857,666	760,541
Deferred compensation expense accrued	1,098,741	910,439
Losses (gains) on other real estate owned, net	(154,743)	130,280
Amortization of premiums on securities, net	1,330,946	968,553
Securities losses (gains), net	25,124	(4,628,283)
Loans originated for sale	(40,423,117)	(57,160,485)
Proceeds on sales of loans	42,705,325	59,838,717
Gains on sales of residential real estate loans	(307,360)	(288,904)
Gains on sales of government guaranteed portions of loans	(1,129,668)	(2,701,203)
Losses on debt extinguishment, net	-	4,220,507
Amortization of core deposit intangible	692,600	210,469
Accretion of acquisition fair value adjustments, net	(4,063,435)	(690,379)
Increase in cash value of bank-owned life insurance	(1,357,049)	(1,324,380)
Decrease (increase) in other assets	1,666,921	(2,480,461)
Increase (decrease) in other liabilities	(8,610,333)	1,614,477
Net cash provided by operating activities	$27,162,044	$25,838,423

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold	1,689,000	(474,000)
Net decrease (increase) in interest-bearing deposits at financial institutions	22,727,542	(23,981,295)
Proceeds from sales of other real estate owned	829,213	1,913,775
Activity in securities portfolio:
Purchases	(103,509,208)	(111,622,489)
Calls, maturities and redemptions	40,435,714	109,421,584
Paydowns	30,123,674	21,939,878
Sales	21,969,870	87,772,898
Activity in restricted investment securities:
Purchases	(3,788,275)	(25,700)
Redemptions	199,900	1,375,100
Net increase in loans/leases originated and held for investment	(269,891,345)	(144,605,204)
Purchase of premises and equipment	(4,045,217)	(3,871,166)
Net cash paid for Community State Bank acquisition	-	(69,905,355)
Cash prepaid for Guaranty Bank acquisition	(7,803,420)	-
Net cash used in investing activities	$(271,062,552)	$(132,061,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	225,109,315	227,918,002
Net decrease in short-term borrowings	(23,960,582)	(84,647,299)
Activity in Federal Home Loan Bank advances:
Term advances	1,600,000	-
Calls and maturities	(6,000,000)	(19,000,000)
Net change in short-term and overnight advances	35,955,000	1,300,000
Prepayments	-	(10,524,197)
Activity in other borrowings:
Proceeds from other borrowings	7,000,000	35,000,000
Calls, maturities and scheduled principal payments	(9,500,000)	-
Prepayments	-	(50,320,407)
Retirement of junior subordinated debentures	-	(3,955,000)
Payment of cash dividends on common stock	(1,836,150)	(1,460,157)
Net proceeds from the common stock offering, 1,215,000 shares issued	-	29,828,916
Proceeds from issuance of common stock, net	1,237,492	1,554,506
Net cash provided by financing activities	$229,605,075	$125,694,364
Net increase (decrease) in cash and due from banks	(14,295,433)	19,470,813
Cash and due from banks, beginning	70,569,993	41,742,321
Cash and due from banks, ending	$56,274,560	$61,213,134

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Nine Months Ended September 30, 2017 and 2016

	2017		2016
Supplemental disclosure of cash flow information, cash payments for:
Interest		$13,140,273	$9,081,850
Income/franchise taxes		$10,881,610	$9,487,002

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net		$1,387,055	$3,344,860
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised		$(317,614)	$(477,387)
Tax benefit of nonqualified stock options exercised	$	N/A	$183,060
Transfers of loans to other real estate owned		$286,212	$51,000
Due from broker for sales of securities		$-	$32,078,011
Due to broker for purchases of securities		$1,300,000	$15,190,000
Due to counterparties for prepayment of FHLB advances and other borrowings		$-	$(24,575,903)
Dividends payable		$658,110	$521,384
Tax basis adjustment related to the acquisition of noncontrolling interest in m2 Lease Funds		$-	$2,132,415
Increase in the fair value of interest rate swap assets and liabilities		$264,721	$6,341,738

Supplemental disclosure of cash flow information for Community State Bank acquisition:
Fair value of assets acquired:
Cash and due from banks *		$-	$10,094,645
Federal funds sold		-	698,000
Interest-bearing deposits at financial institutions		-	14,730,157
Securities		-	102,640,029
Loans/leases receivable held for investment, net		-	419,029,277
Premises and equipment, net		-	20,684,880
Core deposit intangible		-	6,352,653
Restricted investment securities		-	1,512,900
Other real estate owned		-	650,000
Other assets		-	4,763,224
Total assets acquired		$-	$581,155,765

Fair value of liabilities assumed:
Deposits		$-	$486,298,262
FHLB advances		-	20,368,877
Other liabilities		-	4,897,564
Total liabilities assumed		$-	$511,564,703
Net assets acquired		$-	$69,591,062

Consideration paid:
Cash paid *		$-	$80,000,000
Total consideration paid		$-	$80,000,000

Goodwill		$-	$10,408,938

* Net cash paid at closing totaled $69,905,355

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

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

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim period ended September 30, 2017, are not necessarily indicative of the results expected for the year ending December 31, 2017, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	Guaranty Bank: Guaranty Bank and Trust Company
AOCI: Accumulated other comprehensive income (loss)	HTM: Held to maturity
AFS: Available for sale	m2: m2 Lease Funds, LLC
ASC: Accounting Standards Codification	NIM: Net interest margin
ASU: Accounting Standards Update	NPA: Nonperforming asset
BOLI: Bank-owned life insurance	NPL: Nonperforming loan
Caps: Interest rate cap derivatives	OREO: Other real estate owned
Community National: Community National Bancorporation	OTTI: Other-than-temporary impairment
CRBT: Cedar Rapids Bank & Trust Company	PCI: Purchased credit impaired
CRE: Commercial real estate	Provision: Provision for loan/lease losses
CSB: Community State Bank	QCBT: Quad City Bank & Trust Company
C&I: Commercial and industrial	RB&T: Rockford Bank & Trust Company
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	ROAA: Return on Average Assets
Consumer Protection Act	SBA: U.S. Small Business Administration
EPS: Earnings per share	SEC: Securities and Exchange Commission
Exchange Act: Securities Exchange Act of 1934, as amended	TA: Tangible assets
FASB: Financial Accounting Standards Board	TCE: Tangible common equity
FDIC: Federal Deposit Insurance Corporation	TDRs: Troubled debt restructurings
FHLB: Federal Home Loan Bank	TEY: Tax equivalent yield
FRB: Federal Reserve Bank of Chicago	The Company: QCR Holdings, Inc.
GAAP: Generally Accepted Accounting Principles	USDA: U.S. Department of Agriculture
Guaranty: Guaranty Bankshares, Ltd.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include four commercial banks: QCBT, CRBT, CSB and RB&T. All are state-chartered commercial banks and all are members of the Federal Reserve system. The Company also engages in direct financing lease contracts through m2, a wholly-owned subsidiary of QCBT. All material intercompany transactions and balances have been eliminated in consolidation.

The acquisition of CSB occurred on August 31, 2016; therefore, the financial results of CSB for the periods since acquisition are included in this report.

On October 2, 2017, the Company announced the completion of its previously announced acquisition of Guaranty Bank, headquartered in Cedar Rapids, Iowa, from Guaranty. The financial results of Guaranty Bank are not included in this report because the closing was effective October 1, 2017. See Note 8 to the Consolidated Financial Statements for additional information about the acquisition.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Recent accounting developments: In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally effective for the Company on January 1, 2017; however, FASB issued ASU 2015-14 which defers the effective date in order to provide additional time for both public and private entities to evaluate the impact. ASU 2014-09 will now be effective for the Company on January 1, 2018 and it is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments–Overall. ASU 2016-01 makes targeted adjustments to GAAP by eliminating the AFS classification for equity securities and requiring equity investments to be measured at fair value with changes in fair value recognized in net income. The standard also requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. The standard clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity’s other deferred tax assets. It also requires an entity to present separately (within other comprehensive income) the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the standard eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and it is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation. Under the standard, the excess tax benefit (deficiency) related to stock options exercised and restricted stock awards vested is recorded as an adjustment to income tax expense. In the past, this tax benefit (deficiency) was recorded directly to equity. This change in accounting resulted in $191 thousand of reduced income tax in the third quarter of 2017 and $814 thousand of reduced income tax expense in the first nine months of 2017.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of September 30, 2017 and December 31, 2016 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
September 30, 2017:
Securities HTM:
Municipal securities	$322,931,227	$2,084,997	$(2,629,646)	$322,386,578
Other securities	1,050,000	-	-	1,050,000
	$323,981,227	$2,084,997	$(2,629,646)	$323,436,578

Securities AFS:
U.S. govt. sponsored agency securities	$39,340,306	$129,768	$(129,906)	$39,340,168
Residential mortgage-backed and related securities	160,329,128	266,806	(1,627,425)	158,968,509
Municipal securities	56,621,412	435,356	(293,708)	56,763,060
Other securities	4,077,128	826,135	(20,578)	4,882,685
	$260,367,974	$1,658,065	$(2,071,617)	$259,954,422

December 31, 2016:
Securities HTM:
Municipal securities	$321,859,056	$2,200,577	$(4,694,734)	$319,364,899
Other securities	1,050,000	-	-	1,050,000
	$322,909,056	$2,200,577	$(4,694,734)	$320,414,899

Securities AFS:
U.S. govt. sponsored agency securities	$46,281,306	$132,886	$(330,585)	$46,083,607
Residential mortgage-backed and related securities	150,465,222	174,993	(2,938,088)	147,702,127
Municipal securities	52,816,541	425,801	(637,916)	52,604,426
Other securities	4,046,332	703,978	(27,331)	4,722,979
	$253,609,401	$1,437,658	$(3,933,920)	$251,113,139

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2017 and December 31, 2016, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2017:
Securities HTM:
Municipal securities	$17,779,999	$(254,147)	$68,663,362	$(2,375,499)	$86,443,361	$(2,629,646)

Securities AFS:
U.S. govt. sponsored agency securities	$23,607,646	$(129,906)	$-	$-	$23,607,646	$(129,906)
Residential mortgage-backed and related securities	111,996,030	(1,255,971)	12,648,688	(371,454)	124,644,718	(1,627,425)
Municipal securities	18,776,501	(169,253)	12,872,616	(124,455)	31,649,117	(293,708)
Other securities	928,772	(20,578)	-	-	928,772	(20,578)
	$155,308,949	$(1,575,708)	$25,521,304	$(495,909)	$180,830,253	$(2,071,617)

December 31, 2016:
Securities HTM:
Municipal securities	$122,271,533	$(4,076,647)	$13,010,803	$(618,087)	$135,282,336	$(4,694,734)

Securities AFS:
U.S. govt. sponsored agency securities	$21,788,139	$(257,640)	$5,499,012	$(72,945)	$27,287,151	$(330,585)
Residential mortgage-backed and related securities	121,506,582	(2,641,664)	7,437,615	(296,424)	128,944,197	(2,938,088)
Municipal securities	34,152,822	(618,462)	338,099	(19,454)	34,490,921	(637,916)
Other securities	3,177,414	(27,331)	-	-	3,177,414	(27,331)
	$180,624,957	$(3,545,097)	$13,274,726	$(388,823)	$193,899,683	$(3,933,920)

At September 30, 2017, the investment portfolio included 567 securities. Of this number, 203 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 0.8% of the total amortized cost of the portfolio. Of these 203 securities, 80 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At September 30, 2017 and December 31, 2016, equity securities represented less than 1% of the total portfolio.

The Company did not recognize OTTI on any debt or equity securities for the three or nine months ended September 30, 2017 and 2016.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities for the three and nine months ended September 30, 2017 and 2016 were from securities identified as AFS. Information on proceeds received, as well as pre-tax gross gains and losses from sales on those securities are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Proceeds from sales of securities*	$8,415,795	$58,775,764	$21,969,870	$119,850,909
Pre-tax gross gains from sales of securities	6,312	4,281,828	65,880	4,815,373
Pre-tax gross losses from sales of securities	(69,900)	(30,055)	(91,004)	(187,090)

*	Proceeds from sales of securities for the nine months ended September 30, 2016 includes $32.1 million receivable from the broker for the sale of securities

The amortized cost and fair value of securities as of September 30, 2017 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table. “Other securities” AFS are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities HTM:
Due in one year or less	$2,940,492	$2,940,378
Due after one year through five years	18,268,264	18,374,059
Due after five years	302,772,471	302,122,141
	$323,981,227	$323,436,578

Securities AFS:
Due in one year or less	$3,135,008	$3,143,223
Due after one year through five years	26,545,903	26,712,930
Due after five years	66,280,807	66,247,075
	95,961,718	96,103,228
Residential mortgage-backed and related securities	160,329,128	158,968,509
Other securities	4,077,128	4,882,685
	$260,367,974	$259,954,422

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity. These callable securities are summarized as follows:

	Amortized Cost	Fair Value
Securities HTM:
Municipal securities	$170,900,193	$171,633,005

Securities AFS:
U.S. govt. sponsored agency securities	5,048,652	5,033,292
Municipal securities	45,727,004	45,640,630
	$50,775,656	$50,673,922

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of September 30, 2017, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 119 issuers with fair values totaling $100.4 million and revenue bonds issued by 132 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $278.7 million. The Company held investments in general obligation bonds in 21 states, including six states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 14 states, including six states in which the aggregate fair value exceeded $5.0 million.

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

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuer’s state:

September 30, 2017:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

North Dakota	7	$21,625,068	$21,593,895	$3,084,842
Illinois	21	18,319,644	18,501,854	881,041
Iowa	21	17,990,978	17,993,895	856,852
Missouri	16	8,956,396	8,983,511	561,469
Ohio	9	8,289,069	8,180,432	908,937
Texas	10	6,609,101	6,543,660	654,366
Other	35	18,520,725	18,626,763	532,193
Total general obligation bonds	119	$100,310,981	$100,424,010	$843,899

December 31, 2016:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Iowa	27	$32,258,612	$32,231,936	$1,193,775
Illinois	19	29,214,559	29,308,438	1,542,549
North Dakota	7	22,169,050	21,499,075	3,071,296
Missouri	14	8,291,192	8,323,245	594,518
Ohio	8	6,790,398	6,651,897	831,487
Other	41	18,481,496	18,458,044	450,196
Total general obligation bonds	116	$117,205,307	$116,472,635	$1,004,074

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuer’s state:

September 30, 2017:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	55	$107,274,712	$107,108,520	$1,947,428
Iowa	28	62,468,124	62,615,875	2,236,281
Indiana	23	50,080,705	49,560,095	2,154,787
Ohio	5	19,674,376	19,523,478	3,904,696
Kansas	6	12,877,308	12,879,871	2,146,645
North Dakota	5	11,496,420	11,471,544	2,294,309
Other	10	15,370,013	15,566,245	1,556,625
Total revenue bonds	132	$279,241,658	$278,725,628	$2,111,558

December 31, 2016:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	47	$90,784,441	$89,664,013	$1,907,745
Iowa	31	70,788,393	71,142,393	2,294,916
Indiana	22	47,994,737	47,582,138	2,162,824
Kansas	6	13,476,366	13,427,491	2,237,915
North Dakota	4	8,089,067	7,796,381	1,949,095
Ohio	3	13,650,000	13,405,222	4,468,407
Other	7	12,687,286	12,479,052	1,782,722
Total revenue bonds	120	$257,470,290	$255,496,690	$2,129,139

Both general obligation and revenue bonds are diversified across many issuers. As of September 30, 2017 and December 31, 2016, the Company did not hold general obligation or revenue bonds of any single issuer, the aggregate book or market value of which exceeded 5% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company’s municipal securities are owned by each of the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually, and as of September 30, 2017, all were well within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of each charter’s total risk-based capital.

As of September 30, 2017, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of September 30, 2017 and December 31, 2016 is presented as follows:

	As of September 30,	As of December 31,
	2017	2016

C&I loans***	$1,034,530,786	$827,637,263
CRE loans
Owner-occupied CRE	327,144,766	332,387,621
Commercial construction, land development, and other land	168,992,704	165,149,491
Other non owner-occupied CRE	661,718,193	595,921,748

Direct financing leases *	147,062,893	165,419,360
Residential real estate loans **	239,957,916	229,233,104
Installment and other consumer loans	89,605,855	81,665,695
	2,669,013,113	2,397,414,282
Plus deferred loan/lease origination costs, net of fees	7,741,698	8,072,703
	2,676,754,811	2,405,486,985
Less allowance	(34,982,341)	(30,757,448)
	$2,641,772,470	$2,374,729,537

* Direct financing leases:
Net minimum lease payments to be received	$162,728,461	$184,274,802
Estimated unguaranteed residual values of leased assets	1,085,154	1,085,154
Unearned lease/residual income	(16,750,722)	(19,940,596)
	147,062,893	165,419,360
Plus deferred lease origination costs, net of fees	4,800,719	5,881,778
	151,863,612	171,301,138
Less allowance	(2,652,758)	(3,111,898)
	$149,210,854	$168,189,240

*Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors, which is combined with management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider, which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three and nine months ended September 30, 2017 and 2016.

**Includes residential real estate loans held for sale totaling $290,320 and $1,135,500 as of September 30, 2017, and December 31, 2016, respectively.

*** Includes equipment financing agreements outstanding at m2 totaling $60,981,381 and $38,668,209 as of September 30, 2017 and December 31, 2016, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in accretable yield for acquired loans were as follows:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total
Balance at the beginning of the period	$(83,860)	$(5,325,471)	$(5,409,331)	$(194,306)	$(9,115,614)	$(9,309,920)
Accretion recognized	25,158	658,547	683,705	135,604	4,448,690	4,584,294
Balance at the end of the period	$(58,702)	$(4,666,924)	$(4,725,626)	$(58,702)	$(4,666,924)	$(4,725,626)

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total
Balance at the beginning of the period	$-	$-	$-	$-	$-	$-
Discount added at acquisition	(277,579)	(11,916,009)	(12,193,588)	(277,579)	(11,916,009)	(12,193,588)
Accretion recognized	29,317	366,293	395,610	29,317	366,293	395,610
Balance at the end of the period	$(248,262)	$(11,549,716)	$(11,797,978)	$(248,262)	$(11,549,716)	$(11,797,978)

The aging of the loan/lease portfolio by classes of loans/leases as of September 30, 2017 and December 31, 2016 is presented as follows:

	As of September 30, 2017
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$1,031,800,612	$1,149,469	$-	$12,892	$1,567,813	$1,034,530,786
CRE
Owner-Occupied CRE	326,879,997	109,749	-	-	155,020	327,144,766
Commercial Construction, Land Development, and Other Land	164,647,962	-	-	-	4,344,742	168,992,704
Other Non Owner-Occupied CRE	650,410,884	325,464	-	-	10,981,845	661,718,193
Direct Financing Leases	142,413,187	1,558,490	852,844	-	2,238,372	147,062,893
Residential Real Estate	237,860,369	116,095	755,919	307,676	917,857	239,957,916
Installment and Other Consumer	89,153,013	73,731	39,311	102,312	237,488	89,605,855
	$2,643,166,024	$3,332,998	$1,648,074	$422,880	$20,443,137	$2,669,013,113

As a percentage of total loan/lease portfolio	99.03%	0.12%	0.06%	0.02%	0.77%	100.00%

	As of December 31, 2016
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$821,637,507	$1,455,185	$10,551	$346,234	$4,187,786	$827,637,263
CRE
Owner-Occupied CRE	331,812,571	-	242,902	-	332,148	332,387,621
Commercial Construction, Land Development, and Other Land	160,760,034	35,638	-	-	4,353,819	165,149,491
Other Non Owner-Occupied CRE	594,384,926	100,673	-	-	1,436,149	595,921,748
Direct Financing Leases	161,452,627	730,627	574,700	215,225	2,446,181	165,419,360
Residential Real Estate	227,023,552	473,478	365,581	294,854	1,075,639	229,233,104
Installment and Other Consumer	81,199,766	204,973	63,111	110,501	87,344	81,665,695
	$2,378,270,983	$3,000,574	$1,256,845	$966,814	$13,919,066	$2,397,414,282

As a percentage of total loan/lease portfolio	99.20%	0.13%	0.05%	0.04%	0.58%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NPLs by classes of loans/leases as of September 30, 2017 and December 31, 2016 are presented as follows:

	As of September 30, 2017
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Accruing TDRs	Total NPLs	Percentage of Total NPLs

C&I	$12,892	$1,567,813	$5,298,358	$6,879,063	24.19%
CRE
Owner-Occupied CRE	-	155,020	-	155,020	0.55%
Commercial Construction, Land Development, and Other Land	-	4,344,742	-	4,344,742	15.28%
Other Non Owner-Occupied CRE	-	10,981,845	-	10,981,845	38.63%
Direct Financing Leases	-	2,238,372	1,899,707	4,138,079	14.56%
Residential Real Estate	307,676	917,857	349,538	1,575,071	5.54%
Installment and Other Consumer	102,312	237,488	15,218	355,018	1.25%
	$422,880	$20,443,137	$7,562,821	$28,428,838	100.00%

*Nonaccrual loans/leases included $2,291,666 of TDRs, including $258,598 in C&I loans, $1,198,439 in CRE loans, $607,882 in direct financing leases, $177,606 in construction loans, $40,405 in residential real estate loans, and $8,736 in installment loans.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance by portfolio segment for the three and nine months ended September 30, 2017 and 2016, respectively, are presented as follows:

	Three Months Ended September 30, 2017
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$14,207,733	$12,999,233	$2,638,301	$2,430,454	$1,080,911	$33,356,632
Provisions (credits) charged to expense	469,977	1,349,393	179,190	(11,654)	99,530	2,086,436
Loans/leases charged off	(338,361)	-	(268,669)	(25,822)	(16,872)	(649,724)
Recoveries on loans/leases previously charged off	63,366	10,748	103,936	6,000	4,947	188,997
Balance, ending	$14,402,715	$14,359,374	$2,652,758	$2,398,978	$1,168,516	$34,982,341

	Three Months Ended September 30, 2016
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$10,724,506	$10,987,062	$3,226,194	$2,014,987	$1,144,741	$28,097,490
Provisions charged to expense	859,031	8,962	641,435	79,221	19,337	1,607,986
Loans/leases charged off	(96,330)	-	(847,668)	(38,554)	(4,530)	(987,082)
Recoveries on loans/leases previously charged off	70,759	6,500	22,001	-	9,181	108,441
Balance, ending	$11,557,966	$11,002,524	$3,041,962	$2,055,654	$1,168,729	$28,826,835

	Nine Months Ended September 30, 2017

	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$12,545,110	$11,670,609	$3,111,898	$2,342,344	$1,087,487	$30,757,448
Provisions charged to expense	2,345,121	2,655,521	981,877	148,017	84,002	6,214,538
Loans/leases charged off	(630,704)	(10,375)	(1,611,432)	(101,006)	(40,436)	(2,393,953)
Recoveries on loans/leases previously charged off	143,188	43,619	170,415	9,623	37,463	404,308
Balance, ending	$14,402,715	$14,359,374	$2,652,758	$2,398,978	$1,168,516	$34,982,341

	Nine Months Ended September 30, 2016

	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$10,484,080	$9,375,117	$3,395,088	$1,790,150	$1,096,471	$26,140,906
Provisions (credits) charged to expense	1,357,262	1,644,008	1,580,677	336,865	(39,991)	4,878,821
Loans/leases charged off	(388,879)	(23,101)	(1,983,322)	(72,261)	(22,018)	(2,489,581)
Recoveries on loans/leases previously charged off	105,503	6,500	49,519	900	134,267	296,689
Balance, ending	$11,557,966	$11,002,524	$3,041,962	$2,055,654	$1,168,729	$28,826,835

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance by impairment evaluation and by portfolio segment as of September 30, 2017 and December 31, 2016 is presented as follows:

	As of September 30, 2017
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$1,062,424	$2,374,308	$652,775	$261,097	$24,487	$4,375,091
Allowance for nonimpaired loans/leases	13,340,291	11,985,066	1,999,983	2,137,881	1,144,029	30,607,250
	$14,402,715	$14,359,374	$2,652,758	$2,398,978	$1,168,516	$34,982,341

Impaired loans/leases	$6,567,909	$15,588,929	$3,952,190	$1,328,160	$191,941	$27,629,129
Nonimpaired loans/leases	1,027,962,877	1,142,266,734	143,110,703	238,629,756	89,413,914	2,641,383,984
	$1,034,530,786	$1,157,855,663	$147,062,893	$239,957,916	$89,605,855	$2,669,013,113

Allowance as a percentage of impaired loans/leases	16.18%	15.23%	16.52%	19.66%	12.76%	15.84%
Allowance as a percentage of nonimpaired loans/leases	1.30%	1.05%	1.40%	0.90%	1.28%	1.16%
Total allowance as a percentage of total loans/leases	1.39%	1.24%	1.80%	1.00%	1.30%	1.31%

	As of December 31, 2016
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$1,771,537	$693,919	$848,919	$289,112	$39,481	$3,642,968
Allowance for nonimpaired loans/leases	10,773,573	10,976,690	2,262,979	2,053,232	1,048,006	27,114,480
	$12,545,110	$11,670,609	$3,111,898	$2,342,344	$1,087,487	$30,757,448

Impaired loans/leases	$8,936,451	$6,112,114	$3,256,264	$1,661,180	$106,090	$20,072,099
Nonimpaired loans/leases	818,700,812	1,087,346,746	162,163,096	227,571,924	81,559,605	2,377,342,183
	$827,637,263	$1,093,458,860	$165,419,360	$229,233,104	$81,665,695	$2,397,414,282

Allowance as a percentage of impaired loans/leases	19.82%	11.35%	26.07%	17.40%	37.21%	18.15%
Allowance as a percentage of nonimpaired loans/leases	1.32%	1.01%	1.40%	0.90%	1.28%	1.14%
Total allowance as a percentage of total loans/leases	1.52%	1.07%	1.88%	1.02%	1.33%	1.28%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the nine months ended September 30, 2017 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,414,985	$1,425,422	$-	$1,129,388	$42,567	$42,567
CRE
Owner-Occupied CRE	107,322	107,322	-	26,831	6,783	6,783
Commercial Construction, Land Development, and Other Land	-	-	-	-	-	-
Other Non Owner-Occupied CRE	1,198,439	1,198,439	-	1,178,032	-	-
Direct Financing Leases	2,971,485	2,971,485	-	2,708,433	97,603	97,603
Residential Real Estate	711,098	785,877	-	619,466	1,161	1,161
Installment and Other Consumer	137,704	137,704	-	124,530	-	-
	$6,541,033	$6,626,249	$-	$5,786,680	$148,114	$148,114

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$5,152,924	$5,156,763	$1,062,424	$4,994,557	$150,848	$150,848
CRE
Owner-Occupied CRE	155,020	155,020	51,520	238,584	-	-
Commercial Construction, Land Development, and Other Land	4,344,742	4,344,742	818,536	4,348,711	-	-
Other Non Owner-Occupied CRE	9,783,406	9,783,406	1,504,252	2,464,981	-	-
Direct Financing Leases	980,705	980,705	652,775	736,537	-	-
Residential Real Estate	617,062	617,062	261,097	496,243	12,830	12,830
Installment and Other Consumer	54,237	54,237	24,487	33,162	317	317
	$21,088,096	$21,091,935	$4,375,091	$13,312,775	$163,995	$163,995

Total Impaired Loans/Leases:
C&I	$6,567,909	$6,582,185	$1,062,424	$6,123,945	$193,415	$193,415
CRE
Owner-Occupied CRE	262,342	262,342	51,520	265,415	6,783	6,783
Commercial Construction, Land Development, and Other Land	4,344,742	4,344,742	818,536	4,348,711	-	-
Other Non Owner-Occupied CRE	10,981,845	10,981,845	1,504,252	3,643,013	-	-
Direct Financing Leases	3,952,190	3,952,190	652,775	3,444,970	97,603	97,603
Residential Real Estate	1,328,160	1,402,939	261,097	1,115,709	13,991	13,991
Installment and Other Consumer	191,941	191,941	24,487	157,692	317	317
	$27,629,129	$27,718,184	$4,375,091	$19,099,455	$312,109	$312,109

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended September 30, 2017 and 2016, respectively, are presented as follows:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
Classes of Loans/Leases	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,301,977	$25,816	$25,816	$1,677,527	$3,301	$3,301
CRE
Owner-Occupied CRE	53,661	6,783	6,783	767,032	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	-	-	-
Other Non Owner-Occupied CRE	1,173,629	-	-	1,969,034	-	-
Direct Financing Leases	2,820,518	39,759	39,759	2,008,095	21,095	21,095
Residential Real Estate	690,791	-	-	1,481,340	941	941
Installment and Other Consumer	139,533	-	-	322,738	-	-
	$6,180,109	$72,358	$72,358	$8,225,766	$25,337	$25,337

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$5,157,671	$53,127	$53,127	$4,188,621	$-	$-
CRE
Owner-Occupied CRE	155,020	-	-	363,911	-	-
Commercial Construction, Land Development, and Other Land	4,345,880	-	-	187,831	-	-
Other Non Owner-Occupied CRE	4,929,960	-	-	135,141	-	-
Direct Financing Leases	893,042	-	-	793,769	-	-
Residential Real Estate	550,476	5,601	5,601	807,827	1,503	1,503
Installment and Other Consumer	48,164	99	99	160,301	1,458	1,458
	$16,080,213	$58,827	$58,827	$6,637,401	$2,961	$2,961

Total Impaired Loans/Leases:
C&I	$6,459,648	$78,943	$78,943	$5,866,148	$3,301	$3,301
CRE
Owner-Occupied CRE	208,681	6,783	6,783	1,130,943	-	-
Commercial Construction, Land Development, and Other Land	4,345,880	-	-	187,831	-	-
Other Non Owner-Occupied CRE	6,103,589	-	-	2,104,175	-	-
Direct Financing Leases	3,713,560	39,759	39,759	2,801,864	21,095	21,095
Residential Real Estate	1,241,267	5,601	5,601	2,289,167	2,444	2,444
Installment and Other Consumer	187,697	99	99	483,039	1,458	1,458
	$22,260,322	$131,185	$131,185	$14,863,167	$28,298	$28,298

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of December 31, 2016 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$841,895	$951,600	$-
CRE
Owner-Occupied CRE	-	93,774	-
Commercial Construction, Land Development, and Other Land	-	-	-
Other Non Owner-Occupied CRE	1,196,549	1,196,549	-
Direct Financing Leases	1,690,121	1,690,121	-
Residential Real Estate	853,294	892,495	-
Installment and Other Consumer	55,734	55,734	-
	$4,637,593	$4,880,273	$-

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$8,094,556	$8,098,395	$1,771,537
CRE
Owner-Occupied CRE	322,148	322,148	57,398
Commercial Construction, Land Development, and Other Land	4,353,817	4,353,817	577,611
Other Non Owner-Occupied CRE	239,600	239,600	58,910
Direct Financing Leases	1,566,143	1,566,143	848,919
Residential Real Estate	807,886	882,018	289,112
Installment and Other Consumer	50,356	50,356	39,481
	$15,434,506	$15,512,477	$3,642,968

Total Impaired Loans/Leases:
C&I	$8,936,451	$9,049,995	$1,771,537
CRE
Owner-Occupied CRE	322,148	415,922	57,398
Commercial Construction, Land Development, and Other Land	4,353,817	4,353,817	577,611
Other Non Owner-Occupied CRE	1,436,149	1,436,149	58,910
Direct Financing Leases	3,256,264	3,256,264	848,919
Residential Real Estate	1,661,180	1,774,513	289,112
Installment and Other Consumer	106,090	106,090	39,481
	$20,072,099	$20,392,750	$3,642,968

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$1,000,751,792	$313,179,076	$161,772,865	$639,045,018	$2,114,748,751	96.45%
Special Mention (Rating 6)	9,694,041	9,155,153	2,167,999	6,297,895	27,315,088	1.25%
Substandard (Rating 7)	24,084,953	4,810,537	5,051,840	16,375,280	50,322,610	2.30%
Doubtful (Rating 8)	-	-	-	-	-	-
	$1,034,530,786	$327,144,766	$168,992,704	$661,718,193	$2,192,386,449	100.00%

	As of September 30, 2017
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$142,924,814	$238,382,845	$89,250,837	$470,558,496	98.73%
Nonperforming	4,138,079	1,575,071	355,018	6,068,168	1.27%
	$147,062,893	$239,957,916	$89,605,855	$476,626,664	100.00%

	As of December 31, 2016
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$796,568,451	$314,447,662	$158,108,465	$582,854,048	$1,851,978,626	96.40%
Special Mention (Rating 6)	6,305,772	7,559,380	1,780,000	4,437,122	20,082,274	1.05%
Substandard (Rating 7)	24,763,040	10,380,369	5,261,026	8,630,578	49,035,013	2.55%
Doubtful (Rating 8)	-	210	-	-	210	0.00%
	$827,637,263	$332,387,621	$165,149,491	$595,921,748	$1,921,096,123	100.00%

	As of December 31, 2016
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$161,749,710	$227,277,070	$81,449,104	$470,475,884	98.77%
Nonperforming	3,669,650	1,956,034	216,591	5,842,275	1.23%
	$165,419,360	$229,233,104	$81,665,695	$476,318,159	100.00%

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing TDRs.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of September 30, 2017 and December 31, 2016, TDRs totaled $9,854,487 and $8,647,007, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three and nine months ended September 30, 2017 and 2016. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended September 30, 2017				For the three months ended September 30, 2016
Classes of Loans/Leases	Number of Loans / Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance

CONCESSION - Significant Payment Delay
C&I	4	$620,452	$620,452	$-	-	$-	$-	$-
Direct Financing Leases	4	416,597	416,597	-	2	461,643	461,643	-
	8	$1,037,049	$1,037,049	$-	2	$461,643	$461,643	$-

TOTAL	8	$1,037,049	$1,037,049	$-	2	$461,643	$461,643	$-

	For the nine months ended September 30, 2017				For the nine months ended September 30, 2016
Classes of Loans/Leases	Number of Loans / Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of Maturity
C&I	-	$-	$-	$-	1	$52,286	$52,286	$-
Direct Financing Leases	2	104,382	104,382	-	4	410,653	410,653	-
	2	$104,382	$104,382	$-	5	$462,939	$462,939	$-

CONCESSION - Significant Payment Delay
C&I	7	$801,650	$801,650	$-	1	$62,140	$62,140	$-
Direct Financing Leases	27	1,889,000	1,889,000	-	6	771,672	771,672	-
	34	$2,690,650	$2,690,650	$-	7	$833,812	$833,812	$-

CONCESSION - Interest Rate Adjusted Below Market
CRE - Other	-	$-	$-	$-	1	$1,233,740	$1,233,740	$-
	-	$-	$-	$-	1	$1,233,740	$1,233,740	$-

TOTAL	36	$2,795,032	$2,795,032	$-	13	$2,530,491	$2,530,491	$-

Of the TDRs reported above, three with a post-modification recorded balance of $139,241 were on nonaccrual as of September 30, 2017. Two with a post-modification recorded balance of $1,384,680 were on nonaccrual as of September 30, 2016. Not included in the table above, the Company had one TDR that was restructured and charged off in 2016, totaling $236,545.

For the three and nine months ended September 30, 2017, four of the Company’s TDRs redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. Two of these TDRs were related to one customer whose loans were restructured in the second quarter of 2017 with pre-modification balances totaling $112 thousand and the other two TDRs related to another customer whose loans were restructured in the fourth quarter of 2016 with pre-modification balances totaling $195 thousand.

For the three and nine months ended September 30, 2016, none of the Company’s TDRs had redefaulted within 12 months subsequent to restructure.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$7,853,935	$6,107,501	$25,804,917	$19,157,457

Basic EPS	$0.60	$0.47	$1.96	$1.55
Diluted EPS	$0.58	$0.46	$1.91	$1.52

Weighted average common shares outstanding*	13,151,350	13,066,777	13,151,672	12,398,491
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	356,605	202,926	357,894	181,551
Weighted average common and common equivalent shares outstanding	13,507,955	13,269,703	13,509,566	12,580,042

The increase in weighted average common shares outstanding when comparing the nine months ended September 30, 2017 to September 30, 2016 was primarily due to the common stock issuance discussed in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Assets and liabilities measured at fair value on a recurring basis comprise the following at September 30, 2017 and December 31, 2016:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2017:
Securities AFS:
U.S. govt. sponsored agency securities	$39,340,168	$-	$39,340,168	$-
Residential mortgage-backed and related securities	158,968,509	-	158,968,509	-
Municipal securities	56,763,060	-	56,763,060	-
Other securities	4,882,685	1,017	4,881,668	-
Interest rate caps	390,527	-	390,527	-
Interest rate swaps - assets	2,603,002	-	2,603,002	-
Total assets measured at fair value	$262,947,951	$1,017	$262,946,934	$-

Interest rate swaps - liabilities	$2,603,002	$-	$2,603,002	$-
Total liabilities measured at fair value	$2,603,002	$-	$2,603,002	$-

December 31, 2016:
Securities AFS:
U.S. govt. sponsored agency securities	$46,083,607	$-	$46,083,607	$-
Residential mortgage-backed and related securities	147,702,127	-	147,702,127	-
Municipal securities	52,604,426	-	52,604,426	-
Other securities	4,722,979	1,361	4,721,618	-
Interest rate caps	576,527	-	576,527	-
Interest rate swaps - assets	2,338,281	-	2,338,281	-
Total assets measured at fair value	$254,027,947	$1,361	$254,026,586	$-

Interest rate swaps - liabilities	$2,338,281	$-	$2,338,281	$-
Total liabilities measured at fair value	$2,338,281	$-	$2,338,281	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three and nine months ended September 30, 2017 or 2016.

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

Assets measured at fair value on a non-recurring basis comprise the following at September 30, 2017 and December 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2017:
Impaired loans/leases	$18,177,320	$-	$-	$18,177,320
OREO	5,545,633	-	-	5,545,633
	$23,722,953	$-	$-	$23,722,953

December 31, 2016:
Impaired loans/leases	$12,823,121	$-	$-	$12,823,121
OREO	5,964,952	-	-	5,964,952
	$18,788,073	$-	$-	$18,788,073

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value September 30, 2017	Fair Value December 31, 2016	Valuation Technique	Unobservable Input	Range

Impaired loans/leases	$18,177,320	$12,823,121	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-50.00%
OREO	5,545,633	5,964,952	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the three and nine months ended September 30, 2017 and 2016.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of September 30, 2017		As of December 31, 2016
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Cash and due from banks	Level 1	$56,274,561	$56,274,561	$70,569,993	$70,569,993
Federal funds sold	Level 2	20,568,000	20,568,000	22,257,000	$22,257,000
Interest-bearing deposits at financial institutions	Level 2	41,221,383	41,221,383	63,948,925	$63,948,925
Investment securities:
HTM	Level 2	323,981,227	323,436,578	322,909,056	$320,414,899
AFS	See Previous Table	259,954,422	259,954,422	251,113,139	$251,113,139
Loans/leases receivable, net	Level 3	16,830,852	18,177,320	11,873,260	$12,823,121
Loans/leases receivable, net	Level 2	2,624,941,618	2,607,041,000	2,362,856,277	$2,344,462,740
Interest rate caps	Level 2	390,527	390,527	576,527	$576,527
Interest rate swaps - assets	Level 2	2,603,002	2,603,002	2,338,281	$2,338,281
Deposits:
Nonmaturity deposits	Level 2	2,365,493,644	2,365,493,644	2,188,683,349	$2,188,683,349
Time deposits	Level 2	528,774,838	526,265,000	480,577,924	$479,605,000
Short-term borrowings	Level 2	16,010,805	16,010,805	39,971,387	$39,971,387
FHLB advances	Level 2	169,055,000	169,434,000	137,500,000	$138,338,000
Other borrowings	Level 2	77,500,000	78,428,000	80,000,000	$81,282,000
Junior subordinated debentures	Level 2	33,578,744	25,349,715	33,480,202	$24,881,494
Interest rate swaps - liabilities	Level 2	2,603,002	2,603,002	2,338,281	2,338,281

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

Selected financial information on the Company’s business segments is presented as follows as of and for the three and nine months ended September 30, 2017 and 2016.

	Commercial Banking				Wealth		Intercompany	Consolidated
	QCBT	CRBT	CSB	RB&T	Management	All Other	Eliminations	Total
Three Months Ended September 30, 2017
Total revenue	$11,771,842	$10,892,025	$7,678,006	$4,534,768	$2,689,853	$10,028,660	$(7,052,986)	$40,542,168
Net interest income	$11,664,970	$7,903,483	$6,379,111	$3,245,346	$-	$(636,562)	$-	$28,556,348
Provision	$1,140,436	$200,000	$574,000	$172,000	$-	$-	$-	$2,086,436
Net income	$3,929,158	$3,130,319	$1,669,209	$726,926	$539,091	$7,853,935	$(9,994,703)	$7,853,935
Goodwill	$3,222,688	$-	$9,888,225	$-	$-	$-	$-	$13,110,913
Core deposit intangible	$-	$1,122,263	$5,566,350	$-	$-	$-	$-	$6,688,613
Total assets	$1,456,251,244	$1,007,062,151	$631,963,143	$445,098,530	$-	$395,697,820	$(385,609,794)	$3,550,463,094

Three Months Ended September 30, 2016
Total revenue	$18,026,215	$10,065,032	$2,675,741	$4,232,205	$2,284,577	$8,463,636	$(8,507,270)	$37,240,136
Net interest income	$11,225,414	$7,594,557	$2,191,862	$3,056,989	$-	$(438,045)	$-	$23,630,777
Provision	$1,137,986	$-	$270,000	$200,000	$-	$-	$-	$1,607,986
Net income	$3,596,469	$3,286,724	$188,608	$944,781	$398,859	$6,107,492	$(8,415,432)	$6,107,501
Goodwill	$3,222,688	$-	$10,408,938	$-	$-	$-	$-	$13,631,626
Core deposit intangible	$-	$1,321,775	$6,291,818	$-	$-	$-	$-	$7,613,593
Total assets	$1,407,733,009	$887,592,695	$580,210,270	$393,191,774	$-	$368,990,749	$(356,732,388)	$3,280,986,109

Nine Months Ended September 30, 2017
Total revenue	$39,517,823	$31,428,339	$23,981,019	$12,723,998	$7,952,495	$30,086,617	$(27,283,484)	$118,406,807
Net interest income	$34,381,270	$22,107,955	$20,326,439	$9,308,932	$-	$(1,852,668)	$-	$84,271,928
Provision	$2,624,538	$750,000	$2,209,000	$631,000	$-	$-	$-	$6,214,538
Net income	$11,657,941	$8,893,461	$5,484,383	$2,406,337	$1,554,618	$25,804,917	$(29,996,740)	$25,804,917
Goodwill	$3,222,688	$-	$9,888,225	$-	$-	$-	$-	$13,110,913
Core deposit intangible	$-	$1,122,263	$5,566,350	$-	$-	$-	$-	$6,688,613
Total assets	$1,456,251,244	$1,007,062,151	$631,963,143	$445,098,530	$-	$395,697,820	$(385,609,794)	$3,550,463,094

Nine Months Ended September 30, 2016
Total revenue	$45,706,061	$31,342,345	$2,675,741	$11,945,081	$6,723,690	$23,567,906	$(23,720,471)	$98,240,353
Net interest income	$33,394,620	$21,755,270	$2,191,862	$8,914,380	$-	$(1,019,020)	$-	$65,237,112
Provision	$3,108,821	$700,000	$270,000	$800,000	$-	$-	$-	$4,878,821
Net income	$10,326,508	$9,366,441	$188,608	$2,334,735	$1,232,831	$19,157,447	$(23,449,113)	$19,157,457
Goodwill	$3,222,688	$-	$10,408,938	$-	$-	$-	$-	$13,631,626
Core deposit intangible	$-	$1,321,775	$6,291,818	$-	$-	$-	$-	$7,613,593
Total assets	$1,407,733,009	$887,592,695	$580,210,270	$393,191,774	$-	$368,990,749	$(356,732,388)	$3,280,986,109

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of September 30, 2017 and December 31, 2016, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of September 30, 2017 and December 31, 2016 are also presented in the following table (dollars in thousands). As of September 30, 2017 and December 31, 2016, each of the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of September 30, 2017:
Company:
Total risk-based capital	$356,559	11.49%	$248,360	>	8.00%	$287,166	>	9.250%	$310,450	>	10.00%
Tier 1 risk-based capital	321,213	10.35%	186,270	>	6.00	225,076	>	7.250	248,360	>	8.00
Tier 1 leverage	321,213	9.23%	139,146	>	4.00	139,146	>	4.000	173,932	>	5.00
Common equity Tier 1	289,612	9.33%	139,703	>	4.50	178,509	>	5.750	201,793	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$152,635	12.25%	$99,693	>	8.00%	$115,270	>	9.250%	$124,616	>	10.00%
Tier 1 risk-based capital	138,453	11.11%	74,770	>	6.00	90,347	>	7.250	99,693	>	8.00
Tier 1 leverage	138,453	9.40%	58,913	>	4.00	58,913	>	4.000	73,642	>	5.00
Common equity Tier 1	138,453	11.11%	56,077	>	4.50	71,654	>	5.750	81,001	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$114,234	12.16%	$75,150	>	8.00%	$86,893	>	9.250%	$93,938	>	10.00%
Tier 1 risk-based capital	102,545	10.92%	56,363	>	6.00	68,105	>	7.250	75,150	>	8.00
Tier 1 leverage	102,545	10.27%	39,950	>	4.00	39,950	>	4.000	49,938	>	5.00
Common equity Tier 1	102,545	10.92%	42,272	>	4.50	54,014	>	5.750	61,060	>	6.50
Community State Bank:
Total risk-based capital	$67,071	12.83%	$41,837	>	8.00%	$48,374	>	9.250%	$52,296	>	10.00%
Tier 1 risk-based capital	63,356	12.11%	31,378	>	6.00	37,915	>	7.250	41,837	>	8.00
Tier 1 leverage	63,356	10.14%	24,991	>	4.00	24,991	>	4.000	31,239	>	5.00
Common equity Tier 1	63,356	12.11%	23,533	>	4.50	30,070	>	5.750	33,992	>	6.50
Rockford Bank & Trust:
Total risk-based capital	$45,031	11.48%	$31,394	>	8.00%	$36,299	>	9.250%	$39,243	>	10.00%
Tier 1 risk-based capital	40,120	10.22%	23,546	>	6.00	28,451	>	7.250	31,394	>	8.00
Tier 1 leverage	40,120	9.26%	17,328	>	4.00	17,328	>	4.000	21,660	>	5.00
Common equity Tier 1	40,120	10.22%	17,659	>	4.50	22,564	>	5.750	25,508	>	6.50

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of December 31, 2016:
Company:
Total risk-based capital	$327,440	11.56%	$226,587	>	8.00%	$244,289	>	8.625%	$283,233	>	10.00%
Tier 1 risk-based capital	296,366	10.46%	169,940	>	6.00	187,642	>	6.625	226,587	>	8.00
Tier 1 leverage	296,366	9.10%	130,229	>	4.00	130,229	>	4.000	162,787	>	5.00
Common equity Tier 1	266,419	9.41%	127,455	>	4.50	145,157	>	5.125	184,102	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$142,990	12.27%	$93,212	>	8.00%	$100,494	>	8.625%	$116,515	>	10.00%
Tier 1 risk-based capital	129,524	11.12%	69,909	>	6.00	77,191	>	6.625	93,212	>	8.00
Tier 1 leverage	129,524	9.18%	56,445	>	4.00	56,445	>	4.000	70,556	>	5.00
Common equity Tier 1	129,524	11.12%	52,432	>	4.50	59,714	>	5.125	75,735	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$106,791	12.82%	$66,623	>	8.00%	$71,828	>	8.625%	$83,279	>	10.00%
Tier 1 risk-based capital	96,369	11.57%	49,968	>	6.00	55,173	>	6.625	66,623	>	8.00
Tier 1 leverage	96,369	10.69%	36,061	>	4.00	36,061	>	4.000	45,076	>	5.00
Common equity Tier 1	96,369	11.57%	37,476	>	4.50	42,681	>	5.125	54,132	>	6.50
Community State Bank:
Total risk-based capital	$68,216	13.81%	$39,521	>	8.00%	$42,609	>	8.625%	$49,402	>	10.00%
Tier 1 risk-based capital	66,746	13.51%	29,641	>	6.00	32,729	>	6.625	39,522	>	8.00
Tier 1 leverage	66,746	11.75%	22,726	>	4.00	22,726	>	4.000	28,408	>	5.00
Common equity Tier 1	66,746	13.51%	22,231	>	4.50	25,319	>	5.125	32,111	>	6.50
Rockford Bank & Trust:
Total risk-based capital	$42,007	12.26%	$27,410	>	8.00%	$29,551	>	8.625%	$34,262	>	10.00%
Tier 1 risk-based capital	37,716	11.01%	20,558	>	6.00	22,699	>	6.625	27,410	>	8.00
Tier 1 leverage	37,716	9.57%	15,772	>	4.00	15,772	>	4.000	19,716	>	5.00
Common equity Tier 1	37,716	11.01%	15,418	>	4.50	17,759	>	5.125	22,270	>	6.50

*The minimums under Basel III increase by .625% (the capital conservation buffer) annually until 2019.  The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Common equity Tier 1).

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 8 – SUBSEQUENT EVENT - ACQUISITION OF GUARANTY BANK AND TRUST COMPANY

On October 2, 2017 the Company announced the completion of its previously announced acquisition of Guaranty Bank, headquartered in Cedar Rapids, Iowa, from Guaranty, on October 1, 2017. Guaranty Bank is an Iowa-chartered bank that operates five banking locations throughout the Cedar Rapids metropolitan area.

In the acquisition, the Company acquired 100% of Guaranty Bank’s outstanding common stock and purchased certain assets and assumed certain liabilities of Guaranty for aggregate consideration consisting of 79% QCR Holdings common stock (678,670 shares) and 21% cash ($7.8 million). On September 29, 2017, the last trading date before the closing, the Company’s common stock closed at $45.50, resulting in stock consideration valued at $30.9 million and total consideration paid by the Company of $38.7 million.

To help fund the cash portion of the purchase price, on September 27, 2017, the Company executed a $7.0 million four-year term note with principal and interest due quarterly. Interest is calculated at the effective LIBOR rate plus 3.00% per annum (4.34% at September 30, 2017). The first principal payment of $437,500 is due in the first quarter of 2018. The collateral on the borrowing is the original stock certificates and stock powers of all subsidiaries.  This note is included within other borrowings on the September 30, 2017 Consolidated Balance Sheet. The remaining cash consideration paid to Guaranty came from operating cash.

As of the acquisition date, Guaranty Bank had assets with a book value of $257.2 million, loans with a book value of $196.1 million, and deposits with a book value of $212.3 million. The Company is in the process of determining the fair value of the individual assets and liabilities purchased/assumed. The Company expects core deposit intangible to be in the range of approximately $2.5-4.5 million. The remaininig fair value adjustments, including goodwill, are still in-process.

In the fourth quarter of 2017, the Company intends to merge Guaranty Bank with and into CRBT, with CRBT as the surviving bank. As part of the merger, the Guaranty Bank branches located at 302 3rd Avenue SE, Cedar Rapids, Iowa and 1819 42nd Street NE, Cedar Rapids, Iowa , will permanently close.  The three remaining Guaranty Bank branches will become banking offices of CRBT. Until the banks are merged, the Company will own and operate Guaranty Bank as a separate bank subsidiary.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries for the three and nine months ending September 30, 2017. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. The page locations and specific sections and notes that are referred to are presented in the table of contents.

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

●	The financial results of Guaranty Bank are not included in this report because the acquisition occurred on October 1, 2017.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

EXECUTIVE OVERVIEW

The Company reported net income of $7.9 million and diluted EPS of $0.58 for the quarter ended September 30, 2017. By comparison, for the quarter ended June 30, 2017, the Company reported net income of $8.8 million and diluted EPS of $0.65. For the quarter ended September 30, 2016, the Company reported net income of $6.1 million and diluted EPS of $0.46.

For the nine months ended September 30, 2017, the Company reported net income of $25.8 million, and diluted EPS of $1.91. By comparison, for the nine months ended September 30, 2016, the Company reported net income of $19.2 million, and diluted EPS of $1.52.

The third quarter of 2017 was highlighted by several significant items:

●	Net interest margin (excluding acquisition accounting net accretion) improved three basis points when comparing the third quarter of 2017 to the second quarter of 2017;
●	Annualized loan and lease growth of 19% for the second consecutive quarter;
●	Noninterest expense growth, primarily due to increased salaries and employee benefits, as well as inflated legal expense; and
●	NPAs increased in third quarter primarily due to the addition of one large non owner-occupied CRE relationship.

Following is a table that represents the various net income measurements for the Company.

	For the three months ended			For the nine months ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net income	$7,853,935	$8,766,017	$6,107,501	$25,804,917	$19,157,457

Diluted earnings per common share	$0.58	$0.65	$0.46	$1.91	$1.52

Weighted average common and common equivalent shares outstanding*	13,507,955	13,532,324	13,269,703	13,509,566	12,580,042

The increase in weighted average common shares outstanding when comparing the first nine months ended September 30, 2017 to September 30, 2016 was primarily due to the common stock issuance discussed in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended			For the nine months ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net interest income	$28,556,348	$28,046,697	$23,630,777	$84,271,928	$65,237,112
Provision expense	2,086,436	2,022,993	1,607,986	6,214,538	4,878,821
Noninterest income	6,701,303	6,782,518	10,423,401	20,767,575	24,008,275
Noninterest expense	23,395,747	21,404,629	24,480,483	66,073,493	59,178,734
Federal and state income tax expense	1,921,533	2,635,576	1,858,208	6,946,555	6,030,375
Net income	$7,853,935	$8,766,017	$6,107,501	$25,804,917	$19,157,457

Following are some noteworthy changes in the Company’s financial results:

●

Net interest income in the third quarter of 2017 was up 2% compared to the second quarter of 2017 and up 21% compared to the third quarter of 2016. Net interest income increased 29% when comparing the first nine months of 2017 to the same period in the prior year, primarily due to the addition of CSB.

●

Provision expense in the third quarter of 2017 increased 3% compared to the second quarter of 2017 and 30% from the same period of 2016. The increase from the third quarter of 2016 to the third quarter of 2017 was primarily attributable to CSB. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance.

●

Noninterest income in the third quarter of 2017 decreased 1% compared to the second quarter of 2017, primarily due to smaller gains on the sale of government guaranteed portions of loans. Noninterest income in the third quarter of 2017 decreased 36% from the third quarter of 2016 which was primarily attributable to $4 million in gains on the sale of securities associated with a balance sheet restructuring strategy executed in the third quarter of 2016.

●

Noninterest expense increased 9% from the second quarter of 2017 which was primarily due to costs related to the acquisition of Guaranty Bank, post-acquisition transition and integration costs, increased salaries and employee benefits expense and inflated professional and data processing expense (primarily legal expense). Noninterest expense decreased 4% from the third quarter of 2016 primarily due to $4 million losses on debt extinguishment due to the balance sheet restructuring strategy executed in the third quarter of 2016.

●

Federal and state income tax expense in the third quarter of 2017 decreased 27% compared to the second quarter of 2017. Federal and state income tax in the third quarter of 2017 increased 3% compared to the third quarter of 2016. See the Income Taxes section of this report for additional details.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LONG-TERM FINANCIAL GOALS

As previously stated, the Company has established certain financial goals by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company’s ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s long-term financial goals are as follows:

●	Improve balance sheet efficiency by maintaining a gross loans and leases to total assets ratio in the range of 73 – 78%;

●	Improve profitability (measured by NIM and ROAA);

●	Improve asset quality by reducing NPAs to total assets to below 0.75% and maintain charge-offs as a percentage of average loans/leases of under 0.25% annually;

●	Maintain reliance on wholesale funding at less than 15% of total assets;

●	Grow noninterest bearing deposits to more than 30% of total assets;

●	Continue to focus on generating gains on sales of government guaranteed portions of loans and swap fee income to more than $4 million annually; and

●	Grow wealth management segment net income by 10% annually.

The following table shows the evaluation of the Company’s long-term financial goals.

Goal	Key Metric	Target**	For the Quarter Ending
			September 30, 2017	June 30, 2017	September 30,
					2016
Balance sheet efficiency	Gross loans and leases to total assets	73 - 78%	75%	74%	72%
Profitability	NIM(TEY)(non-GAAP)*	> 3.85%	3.71%	3.81%	3.71%
	ROAA	> 1.10%	0.90%	1.04%	0.85%
	Core ROAA (non-GAAP)*		0.97%	1.03%	1.05%
Asset quality	NPAs to total assets	< 0.75%	0.95%	0.75%	0.69%
	Net charge-offs to average loans and leases***	< 0.25% annually	0.11%	0.13%	0.15%
Reliance on wholesale funding	Wholesale funding to total assets****	< 15%	12%	10%	13%
Funding mix	Noninterest bearing deposits as a percentage of total assets	> 30%	20%	22%	23%
Consistent, high quality noninterest income revenue streams	Gains on sales of government guaranteed portions of loans and swap fee income***	> $4 million annually	$2.4 million	$3.0 million	$5.4 million
	Grow wealth management segment net income***	> 10% annually	24%	22%	(3%)

*	See GAAP to Non-GAAP reconciliations.
**	Targets will be re-evaluated and adjusted as appropriate.
***	Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period, that are then annualized for comparison.
****	Wholesale funding to total assets is calculated by dividing total borrowings and brokered deposits by total assets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STRATEGIC DEVELOPMENTS

The Company took the following actions to support its corporate strategy and the long-term financial goals shown above.

●

The Company grew loans and leases in the first nine months of 2017 by 15% on an annualized basis. This growth exceeded the targeted organic growth of 10-12% for the full year. Strong loan and lease growth for the remainder of the year will help keep the Company’s loan and leases to asset ratio within the targeted range of 73-78%.

●

The Company intends to continue to participate in a prudent manner as an acquirer in the consolidation taking place in our markets to further boost ROAA and improve the Company’s efficiency ratio. In the third quarter of 2016, the Company acquired CSB, headquartered in Ankeny, Iowa. See Note 2 of the Company’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016 for additional details. On October 1, 2017, the Company completed the acquisition of Guaranty Bank. See Note 8 to the Consolidated Financial Statements for additional details.

●

The Company continues to focus on the NPAs to total assets ratio. This ratio increased by 20 basis points to 0.95%, as compared to the second quarter 2017, due to the addition of one large non owner-occupied CRE relationship. The Company remains committed to improving asset quality ratios in 2017.

●

Management continues to focus on reducing the Company’s reliance on wholesale funding. Wholesale funding increased in the third quarter 2017 due to the strong loan and lease growth in the second and third quarters of 2017 which has outpaced the Company’s deposit growth. Management continues to evaluate opportunities for reduction in wholesale funding.

●

Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the three states currently served – Iowa, Illinois and Wisconsin. The Company acts as the correspondent bank for 183 downstream banks with average total noninterest bearing deposits of $287.4 million during the third quarter of 2017. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●

Wealth management is another core line of business for the Company and includes a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of September 30, 2017 the Company had $2.41 billion of total financial assets in trust (and related) accounts and $955.7 million of total financial assets in brokerage (and related) accounts. Continued growth in assets under management will help to drive trust and investment advisory fees. The Company offers trust and investment advisory services to the correspondent banks that it serves. As management continues to focus on growing wealth management fee income, expanding market share will continue to be a primary strategy.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “core net income”, “core net income attributable to QCR Holdings, Inc. common stockholders”, “core EPS”, “core ROAA”, “NIM (TEY)”, and “efficiency ratio”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

●	TCE/TA ratio (non-GAAP) is reconciled to stockholders’ equity and total assets;
●	Core net income, core net income attributable to QCR Holdings, Inc. common stockholders, core EPS and core ROAA (all non-GAAP measures) are reconciled to net income;
●	NIM (TEY) (non-GAAP) is reconciled to NIM; and
●	Efficiency ratio (non-GAAP) is reconciled to noninterest expense, net interest income and noninterest income.

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

The efficiency ratio is a ratio that management utilizes to compare the Company to peers. It is a standard ratio in the banking industry and widely utilized by investors.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	As of
	September 30,	June 30,	December 31,
GAAP TO NON-GAAP RECONCILIATIONS	2017	2017	2016
	(dollars in thousands, except per share data)
TCE / TA RATIO

Stockholders' equity (GAAP)	$313,039	$305,083	$286,041
Less: Intangible assets	19,800	20,030	22,522
TCE (non-GAAP)	$293,239	$285,053	$263,519

Total assets (GAAP)	$3,550,463	$3,457,187	$3,301,944
Less: Intangible assets	19,800	20,030	22,522
TA (non-GAAP)	$3,530,663	$3,437,157	$3,279,422

TCE / TA ratio (non-GAAP)	8.31%	8.29%	8.04%

	For the Quarter Ended			For the Nine Months Ended
	September 30,	June 30,	December 31,	September 30,	September 30,
CORE NET INCOME	2017	2017	2016	2017	2016

Net income (GAAP)	$7,854	$8,766	$8,529	$25,805	$19,157

Less nonrecurring items (post-tax) (*):
Income:
Securities gains, net	$(41)	$25	$(23)	$(16)	$3,009
Total nonrecurring income (non-GAAP)	$(41)	$25	$(23)	$(16)	$3,009

Expense:
Losses on debt extinguishment	$-	$-	$232	$-	$2,743
Acquisition costs	265	-	-	265	887
Post-acquisition transition and integration costs	340	-	26	340	850
Total nonrecurring expense (non-GAAP)	$605	$-	$258	$605	$4,480

Core net income (non-GAAP)	$8,500	$8,741	$8,810	$26,426	$20,628

CORE EPS

Core net income (non-GAAP) (from above)	$8,500	$8,741	$8,810	$26,426	$20,628

Weighted average common shares outstanding	13,151,591	13,170,283	13,087,592	13,151,752	12,398,491
Weighted average common and common equivalent shares outstanding	13,508,277	13,532,324	13,323,883	13,509,673	12,580,042

Core EPS (non-GAAP):
Basic	$0.65	$0.66	$0.67	$2.01	$1.66
Diluted	$0.63	$0.65	$0.66	$1.96	$1.64

CORE ROAA

Core net income (non-GAAP) (from above)	$8,500	$8,741	$8,810	$26,426	$20,628

Average Assets	$3,503,148	$3,378,195	$3,277,814	$3,385,352	$2,702,992

Core ROAA (annualized) (non-GAAP)	0.97%	1.03%	1.08%	1.04%	1.02%

* Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 35%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended			For the Nine Months Ended
	September 30,	June 30,	December 31,	September 30,	September 30,
GAAP TO NON-GAAP RECONCILIATIONS (CONTINUED)	2017	2017	2016	2017	2016
	(dollars in thousands)
NIM (TEY)

Net interest income (GAAP)	$28,556	$28,047	$29,280	$84,272	$65,237

Plus: Tax equivalent adjustment	2,311	2,201	1,727	6,632	4,294

Net interest income - tax equivalent (Non-GAAP)	$30,867	$30,248	$31,007	$90,904	$69,531

Average earning assets	$3,303,014	$3,180,779	$3,069,122	$3,186,716	$2,548,070

NIM (GAAP)	3.43%	3.54%	3.80%	3.54%	3.42%
NIM (TEY) (Non-GAAP)	3.71%	3.81%	4.02%	3.81%	3.65%

EFFICIENCY RATIO

Noninterest expense (GAAP)	$23,395	$21,405	$22,308	$66,073	$59,179

Net interest income (GAAP)	$28,556	$28,047	$29,280	$84,272	$65,237
Noninterest income (GAAP)	6,702	6,782	7,029	20,768	24,008
Total income	$35,258	$34,829	$36,309	$105,040	$89,245

Efficiency ratio (noninterest expense/total income) (Non-GAAP)	66.35%	61.46%	61.44%	62.90%	66.31%

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 22% to $30.9 million for the quarter ended September 30, 2017, compared to the same quarter of the prior year. For the nine months ended September 30, 2017, net interest income, on a tax equivalent basis, increased 31% to $90.9 million, compared to the same period of 2016. Net interest income improved due to several factors:

●	The acquisition of CSB, whose strong net interest margin has significantly contributed to the Company’s results;
●	The Company’s continued strategy to redeploy funds from the taxable securities portfolio into higher yielding loans and leases; and
●	Organic loan and lease growth has been strong over the past twelve months, as evidenced by average gross loan/lease growth of 29% in that period.

A comparison of yields, spread and margin from the third quarter of 2017 to the third quarter of 2016 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 16 basis points.
●	The average cost of interest-bearing liabilities increased 18 basis points.
●	The net interest spread decreased 2 basis points from 3.49% to 3.47%.
●	NIM remained flat at 3.71% for both periods.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

A comparison of yields, spread and margin from the first nine months of 2017 to the first nine months of 2016 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 25 basis points.
●	The average cost of interest-bearing liabilities increased 9 basis points.
●	The net interest spread increased 16 basis points from 3.43% to 3.59%.
●	NIM improved 16 basis points from 3.65% to 3.81%.

The Company’s management closely monitors and manages NIM. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their NIM. Management continually addresses this issue with pricing and other balance sheet management strategies.

The improvement in NIM was primarily the result of the acquisition of CSB. CSB’s margin will fluctuate based on the amortization and accretion of purchase accounting adjustments, most notably, the discount accretion on the loan portfolio. This benefit can fluctuate based on prepayments of both PCI and performing loans. As loans prepay, the associated discount is accelerated.

The Company continues to place an emphasis on shifting its balance sheet mix. With a stated goal of maintaining loans/leases as a percentage of assets in a range of 73-78%, the Company funded its loan/lease growth with a mixture of core deposits and cash from calls/maturities/redemptions in the investment securities portfolio. In 2015 and 2016, cash from called securities and the targeted sales of securities was redeployed into the loan portfolio, resulting in a significant increase in yield, while minimizing any extension of duration. Additionally, the Company recognized net gains on these sales due to the previous rate environment. As rates rise, the Company should also have less market volatility in the investment securities portfolio, as this is a smaller portion of the balance sheet.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended September 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$19,966	$52	1.03%	$17,685	$13	0.29%
Interest-bearing deposits at financial institutions	42,178	141	1.33%	67,807	103	0.60%
Investment securities (1)	593,451	5,808	3.88%	525,417	4,826	3.65%
Restricted investment securities	17,793	173	3.86%	14,877	132	3.53%
Gross loans/leases receivable (1) (2) (3)	2,629,626	29,978	4.52%	2,077,376	23,330	4.47%

Total interest earning assets	$3,303,014	$36,152	4.34%	$2,703,162	$28,404	4.18%

Noninterest-earning assets:
Cash and due from banks	$64,272			$52,678
Premises and equipment	61,585			42,986
Less allowance	(34,086)			(30,927)
Other	108,363			98,048

Total assets	$3,503,148			$2,865,947

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,613,162	2,230	0.55%	$1,116,325	717	0.26%
Time deposits	530,120	1,326	0.99%	422,603	755	0.71%
Short-term borrowings	16,138	33	0.81%	30,208	12	0.16%
FHLB advances	146,556	608	1.65%	118,564	421	1.41%
Other borrowings	72,617	726	3.97%	116,856	975	3.32%
Junior subordinated debentures	33,563	362	4.28%	33,430	306	3.64%

Total interest-bearing liabilities	$2,412,156	$5,285	0.87%	$1,837,986	$3,186	0.69%

Noninterest-bearing demand deposits	$738,824			$704,469
Other noninterest-bearing liabilities	42,572			45,123
Total liabilities	$3,193,552			$2,587,578

Stockholders' equity	309,596			278,369

Total liabilities and stockholders' equity	$3,503,148			$2,865,947

Net interest income		$30,867			$25,218

Net interest spread			3.47%			3.49%

Net interest margin			3.71%			3.71%

Ratio of average interest-earning assets to average interest-bearing liabilities	136.93%			147.07%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the three months ended September 30, 2017

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2017 vs. 2016
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$39	$37	$2
Interest-bearing deposits at financial institutions	38	264	(226)
Investment securities (2)	982	320	662
Restricted investment securities	41	13	28
Gross loans/leases receivable (2) (3) (4)	6,648	295	6,353

Total change in interest income	$7,748	$929	$6,819

INTEREST EXPENSE
Interest-bearing deposits	$1,513	$1,090	$423
Time deposits	571	348	223
Short-term borrowings	21	58	(37)
Federal Home Loan Bank advances	187	77	110
Other borrowings	(249)	913	(1,162)
Junior subordinated debentures	56	55	1

Total change in interest expense	$2,099	$2,541	$(442)

Total change in net interest income	$5,649	$(1,612)	$7,261

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the nine months ended September 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$16,600	$105	0.85%	$16,364	$36	0.29%
Interest-bearing deposits at financial institutions	73,655	560	1.02%	53,063	226	0.57%
Investment securities (1)	575,884	16,350	3.80%	527,162	14,084	3.57%
Restricted investment securities	14,963	435	3.89%	14,396	396	3.67%
Gross loans/leases receivable (1) (2) (3)	2,505,614	86,821	4.63%	1,937,085	63,784	4.40%

Total interest earning assets	$3,186,716	$104,271	4.37%	$2,548,070	$78,526	4.12%

Noninterest-earning assets:
Cash and due from banks	$64,363			$49,677
Premises and equipment	61,296			39,637
Less allowance	(32,648)			(28,480)
Other	105,625			94,087

Total assets	$3,385,352			$2,702,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,528,971	5,205	0.46%	$994,476	1,931	0.26%
Time deposits	522,986	3,575	0.91%	415,808	2,175	0.70%
Short-term borrowings	19,754	76	0.51%	55,623	74	0.18%
FHLB advances	112,550	1,365	1.62%	125,319	1,278	1.36%
Other borrowings	73,126	2,104	3.85%	106,201	2,624	3.30%
Junior subordinated debentures	33,530	1,042	4.15%	33,825	913	3.61%

Total interest-bearing liabilities	$2,290,917	$13,367	0.78%	$1,731,251	$8,995	0.69%

Noninterest-bearing demand deposits	$751,318			$675,240
Other noninterest-bearing liabilities	42,660			41,499
Total liabilities	$3,084,895			$2,447,990

Stockholders' equity	300,457			255,002

Total liabilities and stockholders' equity	$3,385,352			$2,702,992

Net interest income		$90,904			$69,531

Net interest spread			3.59%			3.43%

Net interest margin			3.81%			3.65%

Ratio of average interest-earning assets to average interest-bearing liabilities	139.10%			147.18%

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the nine months ended September 30, 2017

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2017 vs. 2016
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$69	$68	$1
Interest-bearing deposits at financial institutions	334	224	110
Investment securities (2)	2,266	924	1,342
Restricted investment securities	39	23	16
Gross loans/leases receivable (2) (3) (4)	23,037	3,540	19,497

Total change in interest income	$25,745	$4,779	$20,966

INTEREST EXPENSE
Interest-bearing deposits	$3,274	$1,913	$1,361
Time deposits	1,400	762	638
Short-term borrowings	2	97	(95)
Federal Home Loan Bank advances	87	283	(196)
Other borrowings	(520)	577	(1,097)
Junior subordinated debentures	129	143	(14)

Total change in interest expense	$4,372	$3,775	$597

Total change in net interest income	$21,373	$1,004	$20,369

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

Although management believes the level of the allowance as of September 30, 2017 was adequate to absorb losses in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased 26%, comparing the third quarter of 2017 to the same period of 2016 and increased 32%, comparing the first nine months of 2017 to the same period of 2016. This increase was primarily the result of the CSB acquisition during the third quarter of 2016, as well as strong organic loan growth.

Overall, the Company’s average earning assets increased 22%, comparing the third quarter of 2017 to the third quarter of 2016. During the same time period, average gross loans and leases increased 27%, while average investment securities increased 13%. Average earning assets increased 25%, comparing the first nine months of 2017 to the same period of 2016. Average gross loans and leases increased 29% and average investment securities increased 9%, comparing the first nine of 2017 to the same period of 2016. These increases were also the result of the acquisition of CSB, as well as strong loan growth.

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

INTEREST EXPENSE

Interest expense for the third quarter of 2017 increased 66% from the third quarter of 2016. For the first nine months of 2017, interest expense increased 49% compared to the first nine months of 2016. The acquisition of CSB contributed to this increase. Additionally, the Company has rate sensitive deposits with select major customers that have repriced with the increase in certain market interest rates.

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

The Company’s provision totaled $2.1 million for the third quarter of 2017, which was an increase of $478 thousand or 30% from the same quarter of the prior year. Provision for the first nine months of the year totaled $6.2 million, which was up $1.3 million or 27%, compared to the first nine months of 2016. The increase from the third quarter of 2016 to the third quarter of 2017 was primarily attributable to CSB. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance. This provision, when coupled with net charge-offs of $2.0 million for the first nine months of 2017, increased the Company’s allowance to $35.0 million at September 30, 2017. As of September 30, 2017, the Company’s allowance to total loans/leases was 1.31%, which is flat from June 30, 2017 and up from 1.22% at September 30, 2016.

In accordance with GAAP for business combination accounting, the loans acquired through the acquisition of CSB were recorded at fair value; therefore, there was no allowance associated with CSB’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired CSB loans factoring in the net remaining discount ($5.6 million at September 30, 2017). When factoring this remaining discount into the Company’s allowance to total loans and leases calculation, the Company’s allowance as a percentage of total loans and leases increases from 1.31% to 1.52%.

A more detailed discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change

Trust department fees	$1,721,401	$1,518,600	$202,801	13.4%
Investment advisory and management fees	968,452	765,977	202,475	26.4
Deposit service fees	1,522,461	1,150,869	371,592	32.3
Gains on sales of residential real estate loans, net	98,409	144,105	(45,696)	(31.7)
Gains on sales of government guaranteed portions of loans, net	91,974	218,785	(126,811)	(58.0)
Swap fee income	194,256	333,772	(139,516)	(41.8)
Securities gains (losses), net	(63,588)	4,251,773	(4,315,361)	(101.5)
Earnings on bank-owned life insurance	428,002	450,251	(22,249)	(4.9)
Debit card fees	754,803	475,182	279,621	58.8
Correspondent banking fees	239,060	253,823	(14,763)	(5.8)
Other	746,073	860,264	(114,191)	(13.3)
Total noninterest income	$6,701,303	$10,423,401	$(3,722,098)	(35.7)%

	Nine Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change

Trust department fees	$5,153,609	$4,606,590	$547,019	11.9%
Investment advisory and management fees	2,798,886	2,117,100	681,786	32.2
Deposit service fees	4,297,210	3,028,758	1,268,452	41.9
Gains on sales of residential real estate loans	307,360	288,904	18,456	6.4
Gains on sales of government guaranteed portions of loans	1,129,668	2,701,203	(1,571,535)	(58.2)
Swap fee income	635,353	1,358,312	(722,959)	(53.2)
Securities gains (losses), net	(25,124)	4,628,283	(4,653,407)	(100.5)
Earnings on bank-owned life insurance	1,357,049	1,324,380	32,669	2.5
Debit card fees	2,201,125	1,126,581	1,074,544	95.4
Correspondent banking fees	684,306	800,892	(116,586)	(14.6)
Other	2,228,133	2,027,272	200,861	9.9
Total noninterest income	$20,767,575	$24,008,275	$(3,240,700)	(13.5)%

In recent years, the Company has been successful in expanding its wealth management customer base. Trust department fees continue to be a significant contributor to noninterest income and, due to favorable market conditions in early 2017 coupled with strong growth in assets under management, trust department fees increased 13%, comparing the third quarter of 2017 to the same period of the prior year. Trust department fees increased 12% when comparing the first nine months of 2017 to the same period of the prior year. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts. Additionally, the Company recently started offering trust operations services to correspondent banks. Management has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as the leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, these fees are largely determined based on the value of the investments managed. And, similar to the trust department, the Company has had some success in expanding its customer base. Due to this growth and favorable market conditions in 2017, investment advisory and management fees increased 26%, comparing the third quarter of 2017 to the same period of the prior year and they increased 32% when comparing the first nine months of 2017 to the first nine months of 2016. The acquisition of CSB also contributed to this increase, as it had an established investment advisory and management services department at acquisition.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Deposit service fees expanded 32% comparing the third quarter of 2017 to the same period of the prior year and expanded 42% when comparing the first nine months of 2017 to the same period of the prior year. This increase was primarily the result of the acquisition of CSB. Additionally, the Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans decreased 32% when comparing the third quarter of 2017 to the same period of the prior year and increased 6% when comparing the first nine months of 2017 to the same period of the prior year. Overall, with the continued low interest rate environment, refinancing activity has slowed, as many of the Company’s existing and prospective customers have already executed a refinancing. Therefore, this area has generally become a smaller contributor to overall noninterest income.

The Company’s gains on the sale of government-guaranteed portions of loans for the third quarter of 2017 decreased 58% compared to the third quarter of 2016 and decreased 58% when comparing the first nine months of 2017 to the same period of the prior year. Given the nature of these gains, large fluctuations can occur from quarter-to-quarter and year-to-year. As one of its core strategies, the Company continues to leverage its expertise by taking advantage of programs offered by the SBA and the USDA. The Company’s portfolio of government-guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing.

As a result of the continued low interest rate environment, the Company was able to execute numerous interest rate swaps on select commercial loans over the past two years. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. A good interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from quarter to quarter. Swap fee income totaled $194 thousand for the third quarter of 2017, compared to $334 thousand for the third quarter of 2016. Swap fee income totaled $635 thousand for the first nine months of 2017 compared to $1.4 million in the first nine months of 2016. Future levels of swap fee income are dependent upon prevailing interest rates.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Securities losses were $64 thousand for the third quarter of 2017, compared to gains of $4.3 million for the third quarter of 2016. Securities losses totaled $25 thousand for the first nine months of 2017, compared to gains of $4.6 million for the first nine months of 2016. In September 2016, the Company sold an equity security and recognized a pre-tax gross gain on the sale of $4 million. The equity security was acquired by the Company at no cost as part of a membership in the invested company in 2002.

Earnings on BOLI decreased 5% comparing the third quarter of 2017 to the third quarter of 2016 and increased 3% comparing the first nine months of 2017 to the first nine months of 2016. There were no purchases of BOLI within the last twelve months. Notably, a small portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity market. Equity market performance accounted for the majority of the volatility. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 59% comparing the third quarter of 2017 to the third quarter of the prior year and increased 95% comparing the first nine months of 2017 to the first nine months of 2016. The primary reason for the increase was the addition of CSB. CSB has a large retail customer base and therefore generates significant interchange revenue. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a retail deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees decreased 6% comparing the third quarter of 2017 to the third quarter of the prior year and decreased 15% when comparing the first nine months of 2017 to the first nine months of 2016. As interest rates rise, the correspondent bank deposit accounts receive a higher earnings credit, which then reduces the direct fees that the Company receives. Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 183 banks in Iowa, Illinois and Wisconsin.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change

Salaries and employee benefits	$13,423,943	$11,202,460	$2,221,483	19.8%
Occupancy and equipment expense	2,516,274	2,086,331	429,943	20.6
Professional and data processing fees	2,950,839	1,931,329	1,019,510	52.8
Acquisition costs	407,997	1,036,904	(628,907)	(60.7)
Post-acquisition transition and integration costs	522,740	1,009,132	(486,392)	(48.2)
FDIC insurance, other insurance and regulatory fees	690,894	582,835	108,059	18.5
Loan/lease expense	257,540	102,678	154,862	150.8
Net cost of (income from) operations of other real estate	(160,640)	133,055	(293,695)	(220.7)
Advertising and marketing	669,923	547,768	122,155	22.3
Bank service charges	460,153	415,401	44,752	10.8
Losses on debt extinguishment, net	-	4,137,310	(4,137,310)	(100.0)
Correspondent banking expense	204,189	205,998	(1,809)	(0.9)
Other	1,451,895	1,089,282	362,613	33.3
Total noninterest expense	$23,395,747	$24,480,483	$(1,084,736)	(4.4)%

	Nine Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change

Salaries and employee benefits	$39,662,218	$32,920,840	$6,741,378	20.5%
Occupancy and equipment expense	7,716,829	5,797,875	1,918,954	33.1
Professional and data processing fees	7,374,930	4,921,064	2,453,866	49.9
Acquisition costs	407,997	1,363,987	(955,990)	(70.1)
Post-acquisition transition and integration costs	522,740	1,037,018	(514,278)	(49.6)
FDIC insurance, other insurance and regulatory fees	1,957,413	1,866,804	90,609	4.9
Loan/lease expense	811,362	419,846	391,516	93.3
Net cost of (income from) operations of other real estate	(118,453)	513,149	(631,602)	(123.1)
Advertising and marketing	1,846,942	1,367,478	479,464	35.1
Bank service charges	1,331,499	1,246,682	84,817	6.8
Losses on debt extinguishment, net	-	4,220,507	(4,220,507)	(100.0)
Correspondent banking expense	604,233	564,763	39,470	7.0
Other	3,955,783	2,938,721	1,017,062	34.6
Total noninterest expense	$66,073,493	$59,178,734	$6,894,759	11.7%

Management places a strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the third quarter of 2016 to the third quarter of 2017 by 20%. This line item also increased 21% when comparing the first nine months of 2017 to the first nine months of 2016. This increase was primarily related to the acquisition of CSB late in the third quarter of 2016.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Occupancy and equipment expense increased 21%, comparing the third quarter of 2017 to the same period of the prior year and increased 33% comparing the first nine months of 2017 to the same period of the prior year. The increased expense was mostly due to the addition of CSB.

Professional and data processing fees increased 53%, comparing the third quarter of 2017 to the same period in 2016 and increased 50% comparing the first nine months of 2017 to the same period in 2016. This increased expense was partially due to the addition of CSB. Legal expense for the past quarter was elevated due to a legal matter in Rockford where two Bank officers have been charged with wrongdoing in connection with an SBA loan application.  The Company anticipates these legal expenses will continue until the court proceedings are completed, which the Company expects to be sometime in 2018.  Neither RB&T, nor the Company, have been charged in the case. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

FDIC and other insurance expense increased 19%, comparing the third quarter of 2017 to the third quarter of 2016, and increased 5% comparing the first nine months of 2017 to the same period of 2016. The increase in expense was due to the acquisition of CSB, partially offset by a decrease in the assessment rate designated by the FDIC.

Loan/lease expense increased 151%, comparing the third quarter of 2017 to the same quarter of 2016, and increased 93% when comparing the first nine months of 2017 to the same period of 2016. The Company incurred elevated levels of expense in the first nine months of 2017 for certain existing NPLs in connection with the work-out of these loans. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of or income from operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Income from operations of other real estate totaled $161 thousand for the third quarter of 2017, compared to net costs of operations of $133 thousand for the third quarter of 2016. Income from operations of other real estate totaled $118 thousand for the first nine months of 2017, compared to net costs of operations of $513 thousand for the first nine months of 2016. Occupancy rates for one of the OREO properties managed by the Company have improved over the past year, increasing cash flow from that property and reducing net operating costs.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased 11% from the third quarter of 2016 to the third quarter of 2017 and increased 7% from the first nine months of 2016 to the first nine months of 2017. The increase was due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio. As transactions volumes continue to increase and the number of correspondent banking clients increases, the associated expenses will also increase.

In the first nine months of 2016, the Company incurred $4.2 thousand of losses on debt extinguishment, net. These losses relate to the prepayment of certain FHLB advances and wholesale structured repurchase agreements. Additionally, the Company recognized gains on extinguishment related to the repurchase of junior subordinated debentures that were acquired at a discount through auction.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Correspondent banking expense was down 1% when comparing the third quarter of 2017 to the third quarter of 2016 and up 7% when comparing the first nine months of 2017 to the same period of 2016 due to both increases in volume and in the number of correspondent banking clients. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services.

Other noninterest expense was up 33% when comparing the third quarter of 2017 to the third quarter of 2016 and up 35% when comparing the first nine months of 2017 to the same period of 2016.  A large portion of that increase was due to core deposit intangible amortization.  Core deposit intangible amortization expense was up $120 thousand when comparing the third quarter of 2017 to the third quarter of 2016 and increased $482 thousand when comparing the first nine months of 2017 to the same period of 2016.  Increases were due to the acquisition of CSB.

INCOME TAXES

In the third quarter of 2017, the Company incurred income tax expense of $1.9 million. During the first nine months of the year, the Company incurred income tax expense of $6.9 million. Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

Computed "expected" tax expense	$3,421,414	35.0%	$2,787,998	35.0%	$11,463,015	35.0%	$8,815,741	35.0%
Tax exempt income, net	(1,479,786)	(15.1)	(1,180,470)	(14.8)	(4,219,116)	(12.9)	(3,135,276)	(12.5)
Bank-owned life insurance	(149,802)	(1.5)	(157,587)	(2.0)	(474,968)	(1.4)	(463,532)	(1.8)
State income taxes, net of federal benefit, current year	389,200	4.0	289,287	3.6	1,191,935	3.6	853,325	3.4
Excess tax benefit on stock options exercised and restricted stock awards vested*	(190,554)	(1.9)	-	-	(813,421)	(2.5)	-	-
Other	(68,939)	(0.8)	118,980	1.5	(200,890)	(0.6)	(39,883)	(0.2)
Federal and state income tax expense	$1,921,533	19.7%	$1,858,208	23.3%	$6,946,555	21.2%	$6,030,375	23.9%

The effective tax rate for the quarter ended September 30, 2017 was 19.7% which was a decrease from the effective tax rate of 23.3% for the quarter ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 was 21.2%, which was a decrease over the effective tax rate of 23.9% for the nine months ended September 30, 2016. This shift was primarily due to the implementation of ASU 2016-09, which resulted in a tax benefit of $191 thousand for the third quarter of 2017 and $813 thousand for the first nine months of 2017. The effective rate for the three months ended September 30, 2017 was also positively impacted by higher levels of tax exempt interest income.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	September 30, 2017		June 30, 2017		December 31, 2016		September 30, 2016
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%
Cash and due from banks	$56,275	2%	$77,161	2%	$70,570	2%	$61,213	2%
Federal funds sold and interest-bearing deposits	61,789	2%	72,354	2%	86,206	3%	96,047	3%
Securities	583,936	16%	593,485	17%	574,022	19%	564,930	17%
Net loans/leases	2,641,772	74%	2,520,209	73%	2,374,730	70%	2,331,774	71%
Other assets	206,691	6%	193,978	6%	196,416	6%	227,022	7%
Total assets	$3,550,463	100%	$3,457,187	100%	$3,301,944	100%	$3,280,986	100%

Total deposits	$2,894,268	82%	$2,870,234	83%	$2,669,261	81%	$2,594,913	79%
Total borrowings	296,145	8%	230,264	7%	290,952	9%	312,104	10%
Other liabilities	47,011	1%	51,606	1%	55,690	2%	93,112	3%
Total stockholders' equity	313,039	9%	305,083	9%	286,041	8%	280,857	8%
Total liabilities and stockholders' equity	$3,550,463	100%	$3,457,187	100%	$3,301,944	100%	$3,280,986	100%

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

During the third quarter of 2017, the Company’s total assets increased $93.3 million, or 3%, to a total of $3.6 billion. Total gross loans and leases grew $123.2 million. This loan and lease growth was funded by deposits, which increased $24.0 million in the third quarter of 2017, and borrowings, which increased $65.9 million in the third quarter of 2017. Stockholders’ equity increased $8.0 million, or 3%, in the current quarter due to net retained income.

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

Following is a breakdown of the Company’s securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	September 30, 2017		June 30, 2017		December 31, 2016		September 30, 2016
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$39,340	7%	$41,944	7%	$46,084	8%	$67,885	12%
Municipal securities	379,694	65%	381,254	64%	374,463	65%	360,330	64%
Residential mortgage-backed and related securities	158,969	27%	164,415	28%	147,702	26%	133,173	23%
Other securities	5,933	1%	5,872	1%	5,773	1%	3,542	1%
	$583,936	100%	$593,485	100%	$574,022	100%	$564,930	100%

Securities as a % of Total Assets	16.45%		17.17%		17.38%		17.22%
Net Unrealized Gains (Losses) as a % of Amortized Cost	(0.16)%		(0.33)%		(0.87)%		1.53%
Duration (in years)	6.4		6.3		6.0		5.7
Quarterly Yield on investment securities (tax equivalent)	3.88%		3.76%		3.56%		3.65%

Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in any of the periods presented.

The duration of the securities portfolio extended modestly with the TEY on the portfolio improving 32 bps over the first nine months of 2017.

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LOANS/LEASES

Total loans/leases grew 19.2% on an annualized basis during the third quarter of 2017. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	September 30, 2017		June 30, 2017		December 31, 2016		September 30, 2016
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I loans	$1,034,531	39%	$942,538	37%	$827,637	34%	$804,308	35%
CRE loans	1,157,856	43%	1,131,906	45%	1,093,459	46%	1,070,305	45%
Direct financing leases	147,063	6%	153,337	6%	165,419	7%	166,924	7%
Residential real estate loans	239,958	9%	233,871	9%	229,233	10%	229,081	10%
Installment and other consumer loans	89,605	3%	84,047	3%	81,666	3%	81,918	3%

Total loans/leases	$2,669,013	100%	$2,545,699	100%	$2,397,414	100%	$2,352,536	100%

Plus deferred loan/lease origination costs, net of fees	7,741		7,867		8,073		8,065
Less allowance	(34,982)		(33,357)		(30,757)		(28,827)

Net loans/leases	$2,641,772		$2,520,209		$2,374,730		$2,331,774

As CRE loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of September 30, 2017 and June 30, 2017, approximately 28% of the CRE loan portfolio was owner-occupied.

Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more C&I loans. C&I loans grew $92.0 million in the current quarter, or an annualized rate of 39%.

A syndicated loan is a commercial loan provided by a group of lenders and is structured, arranged and administered by one or several commercial or investment banks known as arrangers. The nationally syndicated loans invested in by the Company consist of fully funded, highly liquid term loans for which there is a liquid secondary market. As of September 30, 2017 and December 31, 2016, the amount of nationally syndicated loans totaled $55.0 million and $46.5 million, respectively.

The Company also has several loans that are syndicated to borrowers in our existing markets or purchased from peer banks that we have a relationship with. These loans were immaterial as of September 30, 2017 and December 31, 2016.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company’s CRE loan portfolio:

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2017		2017		2016		2016
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Lessors of Nonresidential Buildings	$345,387	30%	$344,747	30%	$322,337	30%	$308,334	28%
Lessors of Residential Buildings	159,542	14%	159,370	14%	141,321	13%	136,055	13%
New Housing For-Sale Builders	56,390	5%	52,277	5%	56,711	5%	42,858	4%
Nonresidential Property Managers	53,231	5%	52,947	5%	70,914	7%	65,640	6%
Hotels	42,121	4%	39,881	4%	35,006	3%	24,509	2%
Land Subdivision	41,795	3%	46,117	4%	45,132	4%	29,569	3%
Nursing Care Facilities	41,264	3%	33,607	3%	34,768	3%	21,823	2%
Other *	418,126	36%	402,960	35%	387,270	35%	458,519	42%

Total CRE Loans	$1,157,856	100%	$1,131,906	100%	$1,093,459	100%	$1,087,307	100%

* “Other” consists of all other industries. None of these had concentrations greater than $23.2 million, or approximately 2% of total CRE loans in the most recent period presented.

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2017		2017		2016		2016
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Construction - General	$18,807	9%	$15,207	7%	$16,815	8%	$16,840	8%
Trucks & Vans	18,146	8%	16,679	8%	13,806	7%	12,786	6%
Manufacturing - General	16,997	8%	19,092	9%	17,434	8%	16,332	8%
Food Processing Equipment	13,317	6%	13,754	7%	14,316	7%	14,115	7%
Computer Hardware	11,483	5%	9,821	5%	10,443	5%	11,105	5%
Marine - Travelifts	10,417	5%	12,497	6%	8,180	4%	7,506	4%
Trailers	9,272	4%	9,611	5%	10,003	5%	10,112	5%
Restaurant	7,718	4%	7,238	3%	7,950	4%	8,138	4%
Manufacturing - CNC	6,722	3%	10,083	5%	7,164	3%	7,320	4%
Other *	102,080	48%	100,271	45%	104,934	49%	102,546	49%

Total m2 loans and leases	$214,959	100%	$214,253	100%	$211,045	100%	$206,800	100%

* “Other” consists of all other equipment types. None of these had concentrations greater than 3% of total m2 loan and lease portfolio in the most recent period presented.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s loan and lease portfolio.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three and nine months ended September 30, 2017 and 2016 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands)		(dollars in thousands)
Balance, beginning	$33,357	$28,097	$30,757	$26,141
Provisions charged to expense	2,086	1,608	6,215	4,879
Loans/leases charged off	(650)	(987)	(2,394)	(2,489)
Recoveries on loans/leases previously charged off	189	109	404	296
Balance, ending	$34,982	$28,827	$34,982	$28,827

The allowance was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated worse than “fair quality”, as described in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance is monitored by the loan review staff and reported to management and the board of directors.

The Company’s levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016
	(dollars in thousands)
Special Mention (Rating 6)	$27,315	$27,737	$20,082	$19,572
Substandard (Rating 7)	50,323	45,290	49,035	51,029
Doubtful (Rating 8)	-	-	-	-
	$77,638	$73,027	$69,117	$70,601

Criticized Loans **	$77,638	$73,027	$69,117	$70,601
Classified Loans ***	$50,323	$45,290	$49,035	$51,029

Criticized Loans as a % of Total Loans/Leases	2.90%	2.86%	2.87%	2.99%
Classified Loans as a % of Total Loans/Leases	1.88%	1.77%	2.04%	2.16%

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

The Company experienced a modest increase in classified loans during the first nine months of 2017. Criticized loans increased 12% during the same period due to one large non owner-occupied CRE relationship that was downgraded in the third quarter of 2017. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table summarizes the trend in the allowance as a percentage of gross loans/leases and as a percentage of NPLs.

	As of
	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016

Allowance / Gross Loans/Leases	1.31%	1.31%	1.28%	1.22%
Allowance / NPLs *	123.05%	162.27%	144.85%	173.78%

*NPLs consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing TDRs.

Although management believes that the allowance at September 30, 2017 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

In accordance with GAAP for business combination accounting, the loans acquired through the acquisition of CSB were recorded at market value; therefore, there was no allowance associated with CSB’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired CSB loans factoring in the net remaining discount ($5.6 million at September 30, 2017). When factoring this remaining discount into the Company’s allowance to total loans and leases calculation, the Company’s allowance as a percentage of total loans and leases increases from 1.31% to 1.52%. This elimination of CSB’s allowance also resulted in a decrease of the allowance to NPLs ratio, as CSB’s NPLs no longer have an allowance allocated to them and instead, have a loan discount that is separate from the allowance.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s allowance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of September 30,	As of June 30,	As of December 31,	As of September 30,
	2017	2017	2016	2016
	(dollars in thousands)
Nonaccrual loans/leases (1) (2)	$20,443	$13,217	$13,919	$14,371
Accruing loans/leases past due 90 days or more	423	424	967	392
TDRs - accruing	7,563	6,915	6,347	1,825
Total NPLs	28,429	20,556	21,233	16,588
OREO	5,135	5,174	5,523	5,808
Other repossessed assets	120	123	202	353
Total NPAs	$33,684	$25,853	$26,958	$22,749

NPLs to total loans/leases	1.06%	0.80%	0.88%	0.70%
NPAs to total loans/leases plus repossessed property	1.26%	1.01%	1.12%	0.96%
NPAs to total assets	0.95%	0.75%	0.82%	0.69%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $2.3 million at September 30, 2017, $2.2 million at June 30, 2017, $2.3 million at December 31, 2016, and $4.9 million at September 30, 2016.

.

NPAs at September 30, 2017 were $33.7 million, which was up $7.8 million from June 30, 2017 and up $10.9 million from September 30, 2016. These increases were due to the addition of one large non owner-occupied CRE relationship in the third quarter of 2017.

The ratio of NPAs to total assets was 0.95% at September 30, 2017, which was up from 0.75% at June 30, 2017, and up from 0.69% at September 30, 2016.

The large majority of the NPAs consist of nonaccrual loans/leases, accruing TDRs, and OREO. For nonaccrual loans/leases and accruing TDRs, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.

OREO is carried at the lower of carrying amount or fair value less costs to sell.

The Company’s lending/leasing practices remain unchanged and asset quality remains a priority for management.

Item I
Part 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS

Deposits increased $24.0 million during the third quarter of 2017. The table below presents the composition of the Company’s deposit portfolio.

	As of
	September 30, 2017		June 30, 2017		December 31, 2016		September 30, 2016
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$715,537	25%	$760,625	27%	$797,415	30%	$764,615	30%
Interest bearing demand deposits	1,614,894	55%	1,526,103	52%	1,369,226	51%	1,298,781	50%
Time deposits	430,270	15%	478,580	17%	439,169	17%	420,470	16%
Brokered deposits	133,567	5%	104,926	4%	63,451	2%	111,047	4%
	$2,894,268	100%	$2,870,234	100%	$2,669,261	100%	$2,594,913	100%

In an effort to strengthen the relationship and maximize the liquidity potential of its correspondent banking clients, the Company introduced an interest-bearing money market deposit account to its correspondent banking clients and this generated strong deposit growth in the first nine months of 2017.

Quarter-end balances can greatly fluctuate due to large customer and correspondent bank activity. Management will continue to focus on growing its noninterest bearing deposit portfolio, including its correspondent banking business at QCBT, as well as shifting the mix from brokered and other higher cost deposits to lower cost core deposits.

BORROWINGS

The subsidiary banks offer short-term repurchase agreements to a few of their significant customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the FRB or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of
	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016
	(dollars in thousands)
Overnight repurchase agreements with customers	$3,671	$4,897	$8,131	$8,265
Federal funds purchased	12,340	13,320	31,840	51,750
	$16,011	$18,217	$39,971	$60,015

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

The table below presents the Company’s term FHLB advances and overnight FHLB advances.

	As of
	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016

	(dollars in thousands)

Term FHLB advances	$58,600	$57,000	$63,000	$83,343
Overnight FHLB advances	110,455	49,500	74,500	55,300
	$169,055	$106,500	$137,500	$138,643

Term FHLB advances increased in the current quarter by $1.6 million. Overnight FHLB advances have increased by $61.0 million due to the strong loan and lease growth in the second and third quarters of 2017 which has outpaced the Company’s deposit growth.

The table below presents the composition of the Company’s other borrowings.

	As of
	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016

	(dollars in thousands)

Wholesale structured repurchase agreements	$45,000	$45,000	$45,000	$45,000
Term note	$32,500	$27,000	$30,000	$30,000
Revolving line of credit	-	-	5,000	5,000
	$77,500	$72,000	$80,000	$80,000

Other borrowings include structured repos which are utilized as an alternative funding source to FHLB advances and customer deposits. Structured repos are collateralized by certain U.S. government agency securities and residential mortgage backed and related securities.

As described in Note 11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company has an outstanding five-year term note and revolving line of credit. As of September 30, 2017, the term debt had been paid down to $25.5 million, as scheduled. Also, in the first quarter of 2017, the Company paid off the full outstanding amount of the revolving line of credit. The term note and revolving line of credit were used to help fund the acquisition of CSB. As of September 30, 2017, the full $10.0 million line of credit was available. If the line of credit is used, interest is calculated at the effective LIBOR rate plus 2.50% per annum (3.84% at September 30, 2017). In the third quarter of 2017, the Company entered into a $7.0 million term note with a four-year term and interest calculated at the effective LIBOR rate plus 3.00% per annum (4.34% at September 30, 2017) to fund a portion of the cash consideration for the acquisition of Guaranty. See further discussion in Note 8 to the Consolidated Financial Statements.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company executed several balance sheet restructuring strategies in 2016. Refer to Note 11 of the Annual Report on Form 10-K for the year ended December 31, 2016 for addition information regarding these prepayments.

It is management’s intention to reduce its reliance on wholesale funding, including FHLB advances, structured repos, and brokered deposits. Replacement of this funding with core deposits helps to reduce interest expense as wholesale funding tends to be higher cost. However, the Company may choose to utilize advances and/or brokered deposits to supplement funding needs, as this is a way for the Company to effectively and efficiently manage interest rate risk.

The table below presents the maturity schedule including weighted average interest cost for the Company’s combined wholesale funding portfolio.

	September 30, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

Year ending December 31:	(dollar amounts in thousands)

2017	255,486	1.33%	165,543	0.91%
2018	48,585	2.31	38,459	2.56
2019	16,950	2.74	16,950	2.65
2020	26,600	2.44	25,000	2.48
Total Wholesale Funding	$347,621	1.62%	$245,952	1.45%

During the first nine months of 2017, wholesale funding increased $101.7 million. Year-to-date, the Company has repaid $6.0 million of term borrowings at maturity. However, this was more than offset by growth in short-term borrowings used to temporarily fund strong earning asset growth.

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of
	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016
	Amount	Amount	Amount	Amount

	(dollars in thousands)

Common stock	$13,202	$13,175	$13,107	$13,075
Additional paid in capital	158,459	158,001	156,777	155,951
Retained earnings	142,450	135,254	118,617	110,610
AOCI (loss)	(1,072)	(1,347)	(2,460)	1,221
Total stockholders' equity	$313,039	$305,083	$286,041	$280,857

TCE* / TA	8.31%	8.29%	8.04%	7.92%

*TCE is defined as total common stockholders’ equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $126.4 million during the third quarter of 2017 and $139.5 million during the full year of 2016. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At September 30, 2017, the subsidiary banks had 34 lines of credit totaling $375.0 million, of which $3.0 million was secured and $372.0 million was unsecured. At September 30, 2017, the full $375.0 million was available as none was utilized for short-term borrowing needs at QCBT.

At December 31, 2016, the subsidiary banks had 33 lines of credit totaling $381.4 million, of which $34.4 million was secured and $347.0 million was unsecured. At December 31, 2016, $361.4 million was available as $20.0 million was utilized for short-term borrowing needs.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2018. At September 30, 2017, the full $10.0 million was available.

As of September 30, 2017, the Company has $384.1 million in correspondent banking deposits spread over 183 relationships. While the Company believes that these funds are very stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $271.1 million during the first nine months of 2017, compared to $132.1 million for the same period of 2016. The net decrease in interest-bearing deposits at financial institutions was $22.7 million for the first nine months of 2017, compared to a net increase of $24.0 million for the same period of 2016. Proceeds from calls, maturities, paydowns, and sales of securities were $92.5 million for the first nine months of 2017, compared to $219.1 million for the same period of 2016. Purchases of securities used cash of $103.5 million for the first nine months of 2017, compared to $111.6 million for the same period of 2016. The net increase in loans/leases used cash of $269.3 million for the first nine months of 2017 compared to $144.6 million for the same period of 2016.  In 2017, cash prepaid for the acquisition of Guaranty Bank was $7.8 million.  In 2016, the net cash paid for the acquisition of CSB was $69.9 million.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Financing activities provided cash of $229.6 million for the first nine months of 2017, compared to $125.7 million for same period of 2016. Net increases in deposits totaled $225.1 million for the first nine months of 2017, compared to $227.9 million for the same period of 2016. During the first nine months of 2017, the Company’s short-term borrowings decreased $24.0 million, while they decreased $84.6 million for the same period of 2016. In the first nine months of 2017, the Company increased FHLB advances and other borrowings by $44.6 million through a mixture of term advances, proceeds from other borrowings and net change in short-term and overnight advances, while borrowing maturities and principal payments on borrowings totaled $15.5 million. In the first nine months of 2016, the Company reduced FHLB advances and borrowings by $83.8 million through a mixture of maturities, prepayments, and debt retirement. In the same period, the Company received $29.8 million of proceeds from the common stock offering of 1.2 million shares of common stock. In the first nine months of 2016, the Company received $35.0 million in cash from the proceeds of other borrowings.

Total cash provided by operating activities was $27.2 million for the first nine months of 2017, compared to $25.8 million for the same period of 2016.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities.

The following table presents the details of the trust preferred securities outstanding as of September 30, 2017 and December 31, 2016.

Name	Date Issued	Amount Outstanding September 30, 2017	Amount Outstanding December 31, 2016	Interest Rate	Interest Rate as of September 30, 2017	Interest Rate as of December 31, 2016

QCR Holdings Statutory Trust II	February 2004	$10,310,000	$10,310,000	2.85% over 3-month LIBOR	4.19%	3.85%
QCR Holdings Statutory Trust III	February 2004	8,248,000	8,248,000	2.85% over 3-month LIBOR	4.19%	3.85%
QCR Holdings Statutory Trust V	February 2006	10,310,000	10,310,000	1.55% over 3-month LIBOR	2.85%	2.43%
Community National Statutory Trust II	September 2004	3,093,000	3,093,000	2.17% over 3-month LIBOR	3.50%	3.17%
Community National Statutory Trust III	March 2007	3,609,000	3,609,000	1.75% over 3-month LIBOR	3.07%	2.71%
		$35,570,000	$35,570,000	Weighted Average Rate	3.63%	3.26%

The Company assumed the trust preferred securities originally issued by Community National in connection with its acquisition in May 2013. As a result of acquisition accounting, the liabilities were recorded at fair value upon acquisition with the resulting discount being accreted as interest expense on a level yield basis over the expected term. The original discount totaled $2.6 million. As of September 30, 2017, the remaining discount was $2.0 million.

The Company filed a universal shelf registration statement on Form S-3 with the SEC on October 27, 2016, as amended on January 11, 2017. Declared effective by the SEC on January 31, 2017, the registration statement allows the Company to offer and sell various types of securities, including common stock, preferred stock, debt securities and/or warrants, from time to time up to an aggregate amount of $100 million. The Company utilized $30.1 million of its $100 million previous shelf registration filing through the offer and sale of its common stock in the second quarter of 2016 to help fund the acquisition of CSB. This Form S-3 filing replenished the amount available to the previous level of $100 million. The specific terms and prices of any securities offered pursuant to the registration statement will be determined at the time of any future offering and described in a separate prospectus supplement, which would be filed with the SEC at the time of the particular offering, if any. There were no securities issued under this shelf registration statement during the nine months ended September 30, 2017.

The Company filed a registration statement on Form S-4 with the SEC on July 27, 2017which was  amended on August 14, 2017. In connection with the acquisition of Guaranty Bank, the Company issued 678,670 shares of common stock on October 1, 2017 pursuant to the S-4.

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

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of September 30, 2017	As of December 31, 2016	As of December 31, 2015

100 basis point downward shift	-10.0%	0.0%	-1.7%	-2.1%
200 basis point upward shift	-10.0%	-3.4%	-1.2%	-2.7%
300 basis point upward shock	-25.0%	-8.0%	-1.4%	-7.1%

The simulation is well within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at September 30, 2017 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item1A	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Mine Safety Disclosures

Not applicable

Item 5	Other Information

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and September 30, 2016; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and September 30, 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2017 and September 30, 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	November 8, 2017	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date	November 8, 2017	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer

Date	November 8, 2017	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin, First Vice President
Director of Financial Reporting
Principal Accounting Officer