Form 10-K
period 2017-12-31
QCR HOLDINGS INC
filed 2018-03-12
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

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

Yes [ X ]          No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                  Yes [   ]          No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The Nasdaq Global Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $586,207,934.

As of February 28, 2018 the Registrant had outstanding 13,931,628 shares of common stock, $1.00 par value per share.

Documents incorporated by reference:

Part III of Form 10-K Certain portions of the proxy statement for annual meeting of stockholders to be held in May 2018.

QCR HOLDINGS, INC. AND SUBSIDIARIES

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

On October 1, 2017, the Company acquired Guaranty Bank, headquartered in Cedar Rapids, Iowa. On December 2, 2017, the Company merged Guaranty Bank with and into CRBT with CRBT as the surviving bank. See Note 2 to the Consolidated Financial Statements for further discussion.

On August 31, 2016, the Company acquired CSB, located in Ankeny, Iowa (Des Moines MSA). See Note 2 to the Consolidated Financial Statements for further discussion.

The Company engages in direct financing lease contracts through m2, a wholly-owned subsidiary of QCBT based in Brookfield, Wisconsin.

Subsidiary Banks. Segments of the Company have been established by management as defined by the structure of the Company’s internal organization, focusing on the financial information that the Company’s operating decision-makers routinely use to make decisions about operating matters. The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the four subsidiary banks wholly-owned by the Company: QCBT, CRBT, CSB and RB&T. See the consolidated financial statements incorporated herein generally, and Note 22 to the consolidated financial statements specifically, for additional business segment information.

QCBT was capitalized on October 13, 1993, and commenced operations on January 7, 1994. QCBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. QCBT provides full service commercial, correspondent, and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois. QCBT, on a consolidated basis with m2, had total segment assets of $1.54 billion and $1.40 billion as of December 31, 2017 and 2016, respectively.

CRBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. The Company commenced operations in Cedar Rapids in June 2001, operating as a branch of QCBT. The Cedar Rapids branch operation then began functioning under the CRBT charter in September 2001. The acquired branches of CNB operate as a division of CRBT under the name “Community Bank & Trust.” CRBT provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids and Waterloo/Cedar Falls, Iowa and adjacent communities through its eight facilities. The headquarters for CRBT is located in downtown Cedar Rapids with three other branches located in Cedar Rapids, one branch in Marion, two branches located in Waterloo and one branch located in Cedar Falls. CRBT had total segment assets of $1.3 billion and $913.1 million as of December 31, 2017 and 2016, respectively.

CSB is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. CSB was acquired by the Company in 2016. CSB provides full-service commercial and consumer banking to Des Moines and adjacent communities through its headquarters located in Ankeny and its nine other branch facilities throughout the greater Des Moines area. CSB had total segment assets of $670.5 million and $600.1 million as of December 31, 2017 and 2016, respectively.

RB&T is an Illinois-chartered commercial bank that is a member of the Federal Reserve System. The Company commenced operations in Rockford, Illinois in September 2004, operating as a branch of QCBT, and that operation began functioning under the RB&T charter in January 2005. RB&T provides full-service commercial and consumer banking and trust and asset management services to Rockford and adjacent communities through its headquarters located on Guilford Road at Alpine Road in Rockford and its branch facility located in downtown Rockford. RB&T had total segment assets of $461.7 million and $391.2 million as of December 31, 2017 and 2016, respectively.

Other Operating Subsidiaries. m2, which is based in Brookfield, Wisconsin, is engaged in the business of leasing machinery and equipment to C&I businesses under direct financing lease contracts.

Trust Preferred Subsidiaries. Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2017 and 2016:

Name	Date Issued	Amount Issued as of 12/31/17	Amount Issued as of 12/31/16	Interest Rate	Interest Rate as of 12/31/2017	Interest Rate as of 12/31/2016

QCR Holdings Statutory Trust II	February 2004	$10,310,000	$10,310,000	2.85% over 3-month LIBOR	4.54%	3.85%
QCR Holdings Statutory Trust III	February 2004	8,248,000	8,248,000	2.85% over 3-month LIBOR	4.54%	3.85%
QCR Holdings Statutory Trust V	February 2006	10,310,000	10,310,000	1.55% over 3-month LIBOR	2.91%	2.43%
Community National Statutory Trust II	September 2004	3,093,000	3,093,000	2.17% over 3-month LIBOR	3.80%	3.17%
Community National Statutory Trust III	March 2007	3,609,000	3,609,000	1.75% over 3-month LIBOR	3.32%	2.71%
Guaranty Bankshares Statutory Trust I	May 2005	4,640,000	-	1.75% over 3-month LIBOR	3.34%	N/A
		$40,210,000	$35,570,000	Weighted Average Rate	3.82%	3.26%

Securities issued by all of the trusts listed above mature thirty years from the date of issuance, but are all currently callable at par at any time. Interest rate reset dates vary by trust.

Guaranty Bankshares Statutory Trust I was acquired in 2017 as part of the acquisition of Guaranty Bank and is further discussed in Note 12 to the Consolidated Financial Statements.

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

The Company and its subsidiaries collectively employed 641 and 572 FTEs at December 31, 2017 and 2016, respectively. The majority of the increase in FTEs during 2017 was the result of the acquisition of Guaranty Bank.

The Federal Reserve is the primary federal regulator of the Company, QCBT, CRBT, RB&T and CSB. QCBT, CRBT and CSB are also regulated by the Iowa Superintendent and RB&T is regulated by the IDFPR. The FDIC, as administrator of the DIF, also has regulatory authority over the subsidiary banks. See Appendix A for more information on the federal and state statutes and regulations that are applicable to the Company and its subsidiaries.

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

In accordance with Iowa regulation, the legal lending limit to one borrower for QCBT, CRBT and CSB, calculated as 15% of aggregate capital, was $22.8 million, $17.4 million, and $12.0 million, respectively, as of December 31, 2017. In accordance with Illinois regulation, the legal lending limit to one borrower for RB&T, calculated as 25% of aggregate capital, totaled $11.4 million as of December 31, 2017.

The Company recognizes the need to prevent excessive concentrations of credit exposure to any one borrower or group of related borrowers. As such, the Company has established an in-house lending limit, which is lower than each subsidiary bank’s legal lending limit, in an effort to manage individual borrower exposure levels.

The in-house lending limit is the maximum amount of credit each subsidiary bank will extend to a single borrowing entity or group of related entities. As of January 1, 2017, the Company implemented a tiered approach, based on the risk rating. Under the most recent in-house limit, total credit exposure to a single borrowing entity or group of related entities will not exceed the following, subject to certain exceptions:

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

Specifically, each subsidiary bank’s total loans as a percentage of average assets may not exceed 85%. In addition, following are established policy limits and the actual allocations for the subsidiary banks as of December 31, 2017 for the loan portfolio organized by loan type, reflected as a percentage of the subsidiary bank’s average gross loans:

	QCBT		CRBT		CSB		RB&T
Type of Loan *	Maximum Percentage per Loan Policy	As of December 31, 2017	Maximum Percentage per Loan Policy	As of December 31, 2017	Maximum Percentage per Loan Policy	As of December 31, 2017	Maximum Percentage per Loan Policy	As of December 31, 2017

One-to-four family residential	30%	13%	25%	13%	35%	16%	30%	18%
Multi-family	15%	3%	15%	6%	15%	2%	15%	4%
Farmland	5%	1%	5%	-	15%	1%	5%	-
Non-farm, nonresidential	50%	26%	50%	32%	40%	30%	50%	36%
Construction and land development	20%	3%	15%	6%	35%	20%	20%	4%
C&I	60%	26%	60%	34%	40%	21%	60%	31%
Loans to individuals	10%	1%	10%	1%	10%	-	10%	1%
Lease financing	30%	13%	5%	-	5%	-	20%	-
Bank stock loans	**	**	10%	-	-	-	10%	-
All other loans	15%	14%	10%	8%	10%	10%	10%	6%
		100%		100%		100%		100%

* The loan types above are as defined and reported in the subsidiary banks’ quarterly Reports of Condition and Income (also known as Call Reports).

** QCBT’s maximum percentage for bank stock loans is 150% of risk-based capital (bank stock loan commitments are limited to 200% of risk-based capital). At December 31, 2017, QCBT’s bank stock loans totaled 34% of risk-based capital.

The following table presents total loans/leases by major loan/lease type and subsidiary as of December 31, 2017 and 2016. Residential real estate loans held for sale are included in residential real estate loans below.

			m2								Consolidated
	QCBT		Lease Funds		CRBT		CSB		RB&T		Total
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
As of December 31, 2017:
C&I loans	$384,401	42%	$66,758	31%	$402,146	41%	$148,198	30%	$133,013	36%	$1,134,516	38%
CRE loans	384,684	42%	-	-	455,443	47%	291,254	60%	172,111	47%	1,303,492	44%
Direct financing leases	-	-	141,290	66%	-	-	158	-	-	-	141,448	5%
Residential real estate loans	114,818	12%	-	-	62,755	6%	38,831	8%	42,242	12%	258,646	9%
Installment and other consumer loans	36,360	4%	-	-	54,448	6%	10,814	2%	16,989	5%	118,611	4%
Deferred loan/lease origination costs, net of fees	1,254	-	7,188	3%	(821)	-	(180)	-	331	-	7,772	-
	$921,517	100%	$215,236	100%	$973,971	100%	$489,075	100%	$364,686	100%	$2,964,485	100%

As of December 31, 2016:

C&I loans	$314,310	39%	$38,668	18%	$276,130	42%	$101,530	24%	$96,999	31%	$827,637	34%
CRE loans	355,850	45%	-	-	305,655	47%	272,174	63%	159,780	51%	1,093,459	46%
Direct financing leases	-	-	165,026	78%	-	-	393	-	-	-	165,419	7%
Residential real estate loans	99,626	12%	-	-	43,706	7%	43,383	10%	42,518	14%	229,233	10%
Installment and other consumer loans	28,694	4%	-	-	27,117	4%	12,132	3%	13,723	4%	81,666	3%
Deferred loan/lease origination costs, net of fees	918	-	7,351	4%	(395)	-	(102)	-	301	-	8,073	-
	$799,398	100%	$211,045	100%	$652,213	100%	$429,510	100%	$313,321	100%	$2,405,487	100%

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

In addition, the subsidiary banks often take personal guarantees or cosigners to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.

Following is a summary of the five largest industry concentrations within the C&I portfolio as of December 31, 2017 and 2016:

	2017	2016
	Amount	Amount
	(dollars in thousands)
Administration of urban planning & rural development	$83,344	$37,097
Hotels & motels	73,200	35,992
Bank holding companies	66,950	66,070
Skilled nursing care facilities	60,989	43,864
General medical & surgical hospitals	35,217	33,175

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

In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied CRE loans. Owner-occupied CRE loans are generally considered to have less risk. As of December 31, 2017 and 2016, approximately 26% and 30%, respectively, of the CRE loan portfolio was owner-occupied.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied CRE lending exceeds 300% of total risk-based capital or construction, land development and other land loans exceed 100% of total risk-based capital. Although CSB’s loan portfolio has historically been real estate dominated and its real estate portfolio levels exceed these policy limits, it has established a Credit Risk Committee to routinely monitor its real estate loan portfolio.

Following is a listing of the significant industries within the Company’s CRE loan portfolio as of December 31, 2017 and 2016:

	2017		2016
	Amount	%	Amount	%
	(dollars in thousands)
Lessors of Nonresidential Buildings	$388,648	30%	$322,337	30%
Lessors of Residential Buildings	199,047	15%	141,321	13%
Hotels	70,447	5%	35,006	3%
New Housing For-Sale Builders	61,480	5%	56,711	5%
Nonresidential Property Managers	51,621	4%	70,914	7%
Nursing Care Facilities	47,008	4%	34,768	3%
Land Subdivision	44,192	3%	45,132	4%
Other *	441,049	34%	387,270	35%
Total Commercial Real Estate Loans	$1,303,492	100%	$1,093,459	100%

* “Other” consists of all other industries. None of these had concentrations greater than $26.1 million, or 2%, of total CRE loans as of December 31, 2017.

Following is a breakdown of non owner-occupied CRE by property type as of December 31, 2017 and 2016:

	2017		2016
	Amount	%	Amount	%
	(dollars in thousands)
Retail	$169,655	22%	$128,394	22%
Multi-family	143,685	18%	112,960	19%
Office	133,174	17%	97,878	16%
Hotel/motel	76,186	10%	33,828	6%
Industrial/warehouse	37,401	5%	46,149	8%
Other	224,246	29%	176,713	30%
Total income-producing CRE	$784,347	100%	$595,922	100%

A portion of the Company’s construction portfolio is considered non-residential construction. Following is a summary of industry concentrations within that category as of December 31, 2017 and 2016:

	2017		2016
	Amount	%	Amount	%
	(dollars in thousands)
Multi-family	$16,416	19%	$17,991	19%
Retail	12,033	14%	14,647	16%
Office	11,580	13%	9,342	10%
Hotel/motel	8,407	10%	1,983	2%
Industrial/warehouse	3,604	4%	5,810	6%
Other	36,195	41%	43,707	47%
Total non-residential construction loans	$88,235	100%	$93,480	100%

Additionally, the Company had approximately $81.3 million and $103.0 million of residential construction loans outstanding as of December 31, 2017 and 2016, respectively. Of this amount, approximately 79% was considered speculative, while 21% was pre-sold at December 31, 2017 and approximately 75% was considered speculative, while 25% was pre-sold at December 31, 2016.

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

	For the year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Originations of residential real estate loans	$38,079	$52,721	$41,279
Sales of residential real estate loans	$33,165	$35,499	$23,726
Percentage of sales to originations	87%	67%	57%

Installment and Other Consumer Lending

The consumer lending department of each subsidiary bank provides many types of consumer loans, including home improvement, home equity, motor vehicle, signature loans and small personal credit lines. The Company’s lending policy addresses specific credit guidelines by consumer loan type. In particular, for home equity loans and home equity lines of credit, the minimum credit bureau score is 650. For both home equity loans and lines of credit, the maximum advance rate is 90% of value with a minimum credit bureau score of 720, and the maximum advance rate is 80% of value with a credit bureau score of 680 to 719. The maximum term on home equity loans is 10 years and maximum amortization is 15 years. The maximum term on home equity lines of credit is 10 years.

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

See Appendix B for tables and schedules that show selected financial statistical information relating to the business of the Company required to be presented pursuant to federal securities laws. Consistent with the information presented in the Form 10-K, results are presented as of and for the fiscal years ended December 31, 2017, 2016, and 2015, as applicable.

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

●	risks of entering new markets or areas in which we have limited or no experience or are outside our core competencies;

●	potential loss of key employees, customers and strategic alliances from either our current business or the business of the target company;

●	risks of acquiring loans with deteriorated credit quality;

●	assumption of unanticipated problems or latent liabilities; and

●	inability to generate sufficient revenue to offset acquisition costs.

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

C&I loans were $1.1 billion, or approximately 38% of our total loan/lease portfolio, as of December 31, 2017. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment and real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee or cosigner on commercial loans. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may lose value over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. In addition, a prolonged recovery period could harm or continue to harm the businesses of our C&I customers and reduce the value of the collateral securing these loans.

Our loan/lease portfolio has a significant concentration of CRE loans, which involve risks specific to real estate values.

CRE lending comprises a significant portion of our lending business. Specifically, CRE loans were $1.3 billion, or approximately 44% of our total loan/lease portfolio, as of December 31, 2017. Of this amount, $332.7 million, or approximately 26%, was owner-occupied. The market value of real estate securing our CRE loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

We establish our allowance for loan and lease losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2017, our allowance as a percentage of total gross loans/leases was 1.16%, and as a percentage of total NPLs was 184.28%. In accordance with GAAP for acquisition accounting, the loans acquired through the acquisition of Guaranty Bank and CSB were recorded at fair value; therefore, there was no allowance associated with Guaranty Bank’s and CSB’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired loans factoring in the net remaining discount ($8.1 million at December 31, 2017). When factoring this remaining discount into the Company’s allowance to total loans and leases calculation, the Company’s allowance as a percentage of total loans and leases increases from 1.16% to 1.43%.

In addition, we had net charge-offs as a percentage of gross average loans/leases of 0.19% for the year ended December 31, 2017. Because of the concentration of C&I and CRE loans in our loan portfolio, which tend to be larger in amount than residential real estate and installment loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance as of December 31, 2017 was adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance will prove sufficient to cover actual loan/lease losses in the future, particularly if economic conditions are more difficult than what management currently expects. Additional provisions and loan/lease losses in excess of our allowance may adversely affect our business, financial condition and results of operations.

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

As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve. QCBT, CRBT and CSB, as Iowa-chartered state member banks, are subject to regulation and supervision primarily by both the Iowa Superintendent and the Federal Reserve. RB&T, as an Illinois-chartered state member bank, is subject to regulation and supervision primarily by both the IDFPR and the Federal Reserve. We and our banks undergo periodic examinations by these regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.

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

As of December 31, 2017, we had $40.2 million of junior subordinated debentures held by six business trusts that we control. Interest payments on the debentures, which totaled $1.5 million for 2017, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments on the debentures could cause a subsequent decline in the market price of our common stock because we would not be able to pay dividends on our common stock.

As a bank holding company, our sources of funds are limited.

We are a bank holding company, and our operations are primarily conducted by our subsidiary banks, which are subject to significant federal and state regulation. When available, cash to pay dividends to our stockholders is derived primarily from dividends received from our subsidiary banks. Our ability to receive dividends or loans from our subsidiary banks is restricted. Dividend payments by our subsidiaries to us in the future will require generation of future earnings by them and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, our right to participate in the assets of our subsidiary banks in the event of a liquidation or reorganization of any of the banks would be subject to the claims of the creditors of such bank, including depositors, which would take priority except to the extent we may be a creditor with a recognized claim. As of December 31, 2017, our subsidiary banks had deposits and other liabilities in the aggregate of approximately $3.6 billion.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

The market value of investments in our securities portfolio has become increasingly volatile in recent years, and as of December 31, 2017, we had gross unrealized losses of $5.4 million, or 0.8% of amortized cost, in our investment portfolio (partially offset by gross unrealized gains of $4.5 million). The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we formally evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the OTTI, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur. Based on management’s evaluation, it was determined that the gross unrealized losses at December 31, 2017 were temporary and primarily a function of the changes in certain market interest rates.

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

Item 1B.      Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.     Properties

The following table is a listing of the Company’s operating facilities:

Facility Address	Facility Square Footage	Facility Owned or Leased

QCR Holdings, Inc.
3551 7th Street in Moline, IL (1)	30,000	Owned

QCBT
2118 Middle Road in Bettendorf, IA	6,700	Owned
4500 N Brady Street in Davenport, IA	36,000	Owned
5405 Utica Ridge Road in Davenport, IA	7,400	Leased
1700 Division Street in Davenport, IA	12,000	Owned

CRBT
500 1st Avenue NE, in Cedar Rapids, IA	48,000	Owned
5400 Council Street in Cedar Rapids, IA	5,900	Owned
422 Commercial Street in Waterloo, IA (2)	25,000	Owned
11 Tower Park Drive in Waterloo, IA (2)	6,000	Owned
312 W 1st Street in Cedar Falls, IA (2)	4,800	Owned
2711 Bever Ave SE, Cedar Rapids, IA (3)	2,200	Owned
191 Jacolyn Dr NW, Cedar Rapids, IA (3)	1,700	Owned
700 25th St, Marion, IA (3)	3,400	Owned

CSB
817 N Ankeny Boulevard, in Ankeny, IA	13,000	Owned
200 8th Street SE, in Altoona, IA	6,000	Owned
902 SE Oralabor Road, in Ankeny, IA	3,900	Owned
1640 SW White Birch Circle, in Ankeny, IA	15,700	Owned
3540 E 33rd Street, in Des Moines, IA	3,900	Owned
1401 E Euclid, in Des Moines, IA	4,500	Owned
6175 Merle Hay Road, in Johnston, IA	9,200	Owned
1025 N Hickory Boulevard, in Pleasant Hill, IA	4,500	Owned
4811 SE 14th Street, in Des Moines, IA	3,500	Owned
460 SE University Avenue, in Waukee, IA	6,000	Owned

RB&T
4571 Guilford Road in Rockford, IL	20,000	Owned
308 West State Street in Rockford, IL	1,100	Leased

m2
175 North Patrick Boulevard in Brookfield, WI	6,500	Leased

(1) This facility is utilized as a branch of QCBT in addition to housing the holding company.

(2) Branches of Community Bank & Trust, a division of CRBT.

(3) Branches acquired in 2017 through the purchase of Guaranty Bank.

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

Part II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The common stock, par value $1.00 per share, of the Company is listed on The Nasdaq Global Market under the symbol “QCRH”. The stock began trading on Nasdaq on October 6, 1993. The Company transferred its listing from the Nasdaq Capital Market to the Nasdaq Global Market on March 1, 2010. As of February 28, 2018, there were 13,931,628 shares of common stock outstanding held by 741 holders of record. Additionally, there are an estimated 3,548 beneficial holders whose stock was held in the street name by brokerage houses and other nominees as of that date. The following table sets forth the high and low sales prices of the common stock, as reported by Nasdaq for the periods indicated.

	2017 Sales Price		2016 Sales Price
	High	Low	High	Low

First quarter	$45.00	$40.65	$24.15	$18.05
Second quarter	49.80	40.45	28.74	22.96
Third quarter	50.00	39.85	32.19	26.41
Fourth quarter	49.70	41.50	44.80	30.31

Dividends on Common Stock. Dividends paid on common stock during the years ending December 31, 2017 and 2016 are as follows:

Declaration Date	Amount Declared Per Share	Record Date	Total Amount Paid to Stockholders (in thousands)	Date Paid

February 11, 2016	$0.04	March 18, 2016	$471	April 6, 2016
May 13, 2016	$0.04	June 17, 2016	$521	July 6, 2016
August 25, 2016	$0.04	September 16, 2016	$521	October 5, 2016
December 15, 2016	$0.04	December 23, 2016	$522	January 6, 2017
February 9, 2017	$0.05	March 17, 2017	$657	April 5, 2017
May 12, 2017	$0.05	June 16, 2017	$657	July 6, 2017
August 24, 2017	$0.05	September 15, 2017	$658	October 4, 2017
November 16, 2017	$0.05	December 15, 2017	$693	January 4, 2018

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

The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. See Appendix A for additional information regarding regulatory restrictions on the payment of dividends.

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

Purchase of Equity Securities by the Company. There were no purchases of common stock by the Company during the years ended December 31, 2017, 2016, and 2015.

Stockholder Return Performance Graph. The following graph indicates, for the period commencing December 31, 2012 and ending December 31, 2017, a comparison of cumulative total returns for the Company, the Nasdaq Composite Index, and the SNL Bank Nasdaq Index prepared by SNL Financial, Charlottesville, Virginia. The graph was prepared at the Company’s request by SNL Financial. The information assumes that $100 was invested at the closing price on December 31, 2012 in the common stock of the Company and in each index, and that all dividends were reinvested.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
QCR Holdings, Inc.	100.00	129.43	136.35	186.08	333.50	331.53
Nasdaq Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank Nasdaq Index	100.00	143.73	148.86	160.70	222.81	234.58

Item 6.     Selected Financial Data

The following “Selected Financial Data” of the Company is derived in part from, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto. See Item 8. Financial Statements. Results for past periods are not necessarily indicative of results to be expected for any future period.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
STATEMENT OF INCOME DATA
Interest income	$135,517	$106,468	$90,003	$85,965	$81,872
Interest expense	19,452	11,951	13,707	16,894	17,767
Net interest income	116,065	94,517	76,296	69,071	64,105
Provision for loan/lease losses	8,470	7,478	6,871	6,807	5,930
Non-interest income	30,482	31,037	24,364	21,282	26,846
Non-interest expense (1)	97,424	81,486	73,192	65,554	65,465
Income tax expense	4,946	8,903	3,669	3,039	4,618
Net income attributable to QCR Holdings, Inc.	35,707	27,687	16,928	14,953	14,938
Less: preferred stock dividends and discount accretion	-	-	-	1,082	3,168
Net income attributable to QCR Holdings, Inc. common stockholders	35,707	27,687	16,928	13,871	11,770

PER COMMON SHARE DATA
Net income - Basic (2)	$2.68	$2.20	$1.64	$1.75	$2.13
Net income - Diluted (2)	2.61	2.17	1.61	1.72	2.08
Cash dividends declared	0.20	0.16	0.08	0.08	0.08
Dividend payout ratio	7.46%	7.27%	4.88%	4.57%	3.76%
Closing stock price	$42.85	$43.30	$24.29	$17.86	$17.03

BALANCE SHEET DATA
Total assets	$3,982,665	$3,301,944	$2,593,198	$2,524,958	$2,394,953
Securities	652,382	574,022	577,109	651,539	697,210
Total loans/leases	2,964,485	2,405,487	1,798,023	1,630,003	1,460,280
Allowance	34,356	30,757	26,141	23,074	21,448
Deposits	3,266,655	2,669,261	1,880,666	1,679,668	1,646,991
Borrowings	309,480	290,952	444,162	662,558	563,381
Stockholders' equity:
Preferred	-	-	-	-	29,799
Common	353,287	286,041	225,886	144,079	117,778

KEY RATIOS
ROAA (3)	1.01%	0.97%	0.66%	0.61%	0.64%
ROACE (2)	11.51	10.56	8.79	10.49	11.48
ROAE (3)	11.51	10.56	8.79	10.48	10.24
NIM, tax equivalent yield (Non-GAAP) (4) (6)	3.78	3.75	3.37	3.15	3.03
Efficiency ratio (Non-GAAP) (5) (6)	66.48	64.90	72.71	72.55	71.98
Loans/leases to assets	74.43	72.85	69.34	64.56	60.97
Loans/leases to deposits	90.75	90.12	95.61	97.04	88.66
NPAs to total assets	0.81	0.82	0.74	1.31	1.28
Allowance to total loans/leases	1.16	1.28	1.45	1.42	1.47
Allowance to NPLs	184.28	144.85	223.33	114.78	104.70
Net charge-offs to average loans/leases	0.19	0.14	0.22	0.34	0.31
Average total stockholders' equity to average total assets	8.81	9.21	7.55	5.82	6.26

(1) Non-interest expense includes several one-time expenses - most notably, $5.4 million and $2.4 million of acquisition and post-acquisition compensation, transition and integration costs for 2017 and 2016, respectively. See Note 2 to the Consolidated Financial Statements for additional information regarding the acquisition of Guaranty Bank and CSB. Additionally, 2016 and 2015, respectively, included $4.6 million and $7.2 million of losses on debt extinguishment related to the prepayment of certain borrowings.

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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the years ending December 31, 2017, 2016, and 2015, and our financial condition at December 31, 2017 and 2016. This discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT. Over the past twenty-four years, the Company has grown to include three additional banking subsidiaries and a number of nonbanking subsidiaries. As of December 31, 2017, the Company had $4.0 billion in consolidated assets, including $3.0 billion in total loans/leases and $3.3 billion in deposits. The financial results of both Guaranty Bank and CSB for the periods since acquisition are included in this report.

EXECUTIVE OVERVIEW

The Company reported net income of $35.7 million for the year ended December 31, 2017, and diluted EPS of $2.61. For the same period in 2016, the Company reported net income of $27.7 million, and diluted EPS of $2.17. By comparison, for 2015, the Company reported net income of $16.9 million, and diluted EPS of $1.61.

The year ended December 31, 2017 was highlighted by several significant items:

●	The successful acquisition of Guaranty Bank (described in Note 2 to the Consolidated Financial Statements);
●	Net interest income improvement of 23%, when comparing 2017 to 2016;
●	Organic deposit growth of 14.4% for the year;
●	Organic loan and lease growth of 15.2% for the year;
●	Solid wealth management revenue growth of 21%; and
●	Strong gains on the sale of government guaranteed portions of loans and swap fee income totaling $4.3 million for the year.

Following is a table that represents the various net income measurements for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017	2016	2015

Net income attributable to QCR Holdings, Inc. common stockholders	$35,706,507	$27,686,787	$16,927,881

Diluted EPS	$2.61	$2.17	$1.61

Weighted average common and common equivalent shares outstanding*	13,680,472	12,766,003	10,499,841

*The 2017 and 2016 increase in the weighted average common and common equivalent shares outstanding was primarily due to the common stock issued in connection with the acquisitions of CSB and Guaranty Bank discussed in Note 2 to the Consolidated Financial Statements.

The Company reported core net income (non-GAAP) of $36.3 million, with diluted core EPS of $2.66. See section titled “GAAP to Non-GAAP Reconciliations” for additional information. Core net income for the year excludes a number of non-recurring items, most significantly $3.5 million of after-tax acquisition and post-acquisition related costs. See Note 13 to the Consolidated Financial Statements for additional information regarding the impact of Tax Act on deferred tax assets and income tax expense.

Following is a table that represents the major income and expense categories.

	Year Ended December 31,
	2017	2016	2015

Net interest income	$116,065,281	$94,516,777	$76,296,724
Provision for loan/lease losses	8,469,919	7,478,166	6,870,900
Noninterest income	30,482,292	31,036,875	24,363,321
Noninterest expense	97,424,697	81,485,912	73,192,022
Federal and state income tax	4,946,450	8,902,787	3,669,242
Net income	$35,706,507	$27,686,787	$16,927,881

The following are some noteworthy developments in the Company’s financial results:

●	Net interest income grew $21.5 million, or 23% in 2017, compared to the prior year. Net interest income for 2016 grew $18.2 million, or 24%, compared to 2015.
●	Provision increased $992 thousand when comparing 2017 to 2016, while provision increased $607 thousand when comparing 2016 to 2015.
●

Noninterest income decreased $555 thousand, or 2%, when compared to the prior year. Noninterest income increased $6.7 million, or 27%, when comparing 2016 to 2015, primarily due to $4.6 million of gains on sale of securities associated with a balance sheet restructuring strategy executed in 2016.

●	Noninterest expense increased $15.9 million, or 20% in 2017, compared to the prior year including certain costs related to our recent acquisitions, including:
○

Acquisition and post-acquisition compensation, transition and integration costs totaled $5.4 million and $2.4 million in 2017 and 2016, respectively. The increase primarily was due to legal and accounting costs with the acquisition of Guaranty Bank and IT integration and conversion costs associated with the acquisition of Guaranty Bank and CSB.

○	Professional and data processing fees increased $3.6 million in 2017, primarily due to the acquisitions of Guaranty Bank and CSB and increased legal fees.
○	Salaries and benefits increased $9.4 million with the addition of personnel with the Guaranty Bank and CSB acquisitions.
●

Noninterest expense increased $8.3 million, when comparing 2016 to 2015. Included in 2016 noninterest expense was $4.6 million of losses on debt extinguishment, net, as well as $2.4 million of acquisition and post-acquisition related costs

LONG-TERM FINANCIAL GOALS

The Company has established certain financial goals by which it manages its business and measures its performance. The goals are periodically updated to reflect business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company’s ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of this Form 10-K. The Company’s long-term financial goals are as follows:

●	Improve balance sheet efficiency by maintaining a gross loans and leases to total assets ratio in the range of 73 – 78%;

●	Improve profitability (measured by NIM and ROAA);

●	Improve asset quality by reducing NPAs to total assets to below 0.75% and maintain charge-offs as a percentage of average loans/leases of under 0.25% annually;

●	Maintain reliance on wholesale funding at less than 15% of total assets;

●	Grow noninterest bearing deposits to more than 30% of total assets;

●	Continue to focus on generating gains on sales of government guaranteed portions of loans and swap fee income to more than $4 million annually; and

●	Grow wealth management segment net income by 10% annually.

.

The following table shows the evaluation of the Company’s long-term financial goals.

			For the Year Ending

			December 31, 2017	December 31, 2016
Goal	Key Metric (1)	Target (2)	(dollars in thousands)
Balance sheet efficiency	Gross loans and leases to total assets	73% - 78%	74%	73%
	NIM TEY (non-GAAP)	> 3.85%	3.78%	3.75%
Profitability	ROAA	> 1.10%	1.01%	0.97%
	Core ROAA (non-GAAP)		1.03%	1.03%
Asset quality	NPAs to total assets	< 0.75%	0.81%	0.82%
	Net charge-offs to average loans/leases	< 0.25% annually	0.19%	0.14%
Lower reliance on wholesale funding	Wholesale funding to total assets	< 15%	10%	11%
Funding mix	Noninterest bearing deposits as a percentage of total assets	> 30%	20%	24%
Consistent, high quality noninterest income revenue streams	Gains on sales of government guaranteed portions of loans and swap fee income	> $4 million annually	$4.3 million	$4.9 million
	Grow wealth management segment net income	> 10% annually	35%	1%

(1) Non-GAAP calculations are provided, when applicable. Refer to GAAP to non-GAAP reconciliation table for details.
(2) Targets will be re-evaluated and adjusted as appropriate.

STRATEGIC DEVELOPMENTS

The Company took the following actions to support our corporate strategy and the long-term financial goals shown above.

●

Organic loan and lease growth for the year was 15.2%. This exceeded the Company’s target organic growth rate of 10-12%. A portion of this growth was in the C&I category. As of December 31, 2017, this segment of the portfolio accounted for 38% of total loans and leases. The Company has also grown CRE loans, with that segment now representing 44% of the portfolio as of December 31, 2017. The strong organic loan and lease growth has continued to help move the loan and lease to total asset ratio upward to 74%, from 73% in the prior year and 69% two years ago. The Company has reached the targeted loan and lease to total asset ratio in the range of 73% - 78%. Going forward, the Company will strive to maintain the ratio in this range.

●

The Company intends to continue to participate in a prudent manner as an acquirer in the consolidation taking place in our markets to further boost ROAA and improve the Company’s efficiency ratio. In the fourth quarter of 2017, the Company acquired Guaranty Bank, headquartered in Cedar Rapids, Iowa. See Note 2 of the Consolidated Financial Statements for additional details.

●

The Company continues to focus on reducing the NPAs to total assets ratio. The ratio of NPAs to total assets decreased slightly from 0.82% at December 31, 2016 to 0.81% at December 31, 2017. The Company remains committed to improving asset quality in 2018.

●

Management continues to focus on reducing the Company’s reliance on wholesale funding. The restructuring executed in 2016 (as described in Notes 10 and 11 of the Consolidated Financial Statements) further reduced the Company’s reliance on long-term wholesale funding. These prepayments, along with the addition of CSB and Guaranty Bank, which have very strong core funding bases with minimal wholesale borrowings, assisted in lowering the Company’s reliance on wholesale funding as a percentage of assets down to 10% as of December 31, 2017. Management will focus on growing core deposits as a means for funding loan and lease growth and maintaining a reliance on wholesale funding at less than 15% of total assets.

●

Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the three states currently served – Iowa, Illinois and Wisconsin. The Company acts as the correspondent bank for 187 downstream banks with total noninterest bearing deposits of $260.9 million and total interest bearing deposits of $236.5 million as of December 31, 2017. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.

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

●

Wealth management is another core line of business for the Company and includes a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of December 31, 2017 the Company had $2.6 billion of total financial assets in trust (and related) accounts and $971 million of total financial assets in brokerage (and related) accounts. Continued growth in assets under management will help to drive trust and investment advisory fees. The Company offers trust and investment advisory services to the correspondent banks that it serves. As management focuses on growing fee income, expanding market share will continue to be a primary strategy.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “core net income”, “core net income attributable to QCR Holdings, Inc. common stockholders”, “core EPS”, “core ROAA”, “NIM (TEY)” and “efficiency ratio”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

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

The table below also includes several “core” non-GAAP measurements of financial performance. The Company's management believes that these measures are important to investors as they exclude non-recurring income and expense items; therefore, they provide a better comparison for analysis and may provide a better indicator of future results.

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

	As of
	December 31,	December 31,
GAAP TO NON-GAAP RECONCILIATIONS	2017	2016
	(dollars in thousands, except per share data)
TCE/TA RATIO

Stockholders' equity (GAAP)	$353,287	$286,041
Less: Intangible assets	37,413	22,522
TCE (non-GAAP)	$315,874	$263,519

Total assets (GAAP)	$3,982,665	$3,301,944
Less: Intangible assets	37,413	22,522
TA (non-GAAP)	$3,945,252	$3,279,422

TCE/TA ratio (non-GAAP)	8.01%	8.04%

	For the Year Ended
	December 31,	December 31,	December 31,
CORE NET INCOME	2017	2016	2015

Net income (GAAP)	$35,707	$27,687	$16,928

Less nonrecurring items (post-tax) (*):
Income:
Securities gains	$(57)	$2,985	$519
Lawsuit award	-	-	252
Total nonrecurring income (loss) (non-GAAP)	$(57)	$2,985	$771

Expense:
Losses on debt extinguishment	$-	$2,975	$4,671
Acquisition costs	695	1,086	-
Post-acquisition compensation, transition and integration costs	2,802	677	-
Accrual adjustments	-	-	(487)
Other non-recurring expenses	-	-	513
Total nonrecurring expense (non-GAAP)	$3,497	$4,738	$4,697

Adjustment of tax expense related to the Tax Act	$2,919	$-	$-

Core net income attributable to QCR Holdings, Inc. common stockholders (non-GAAP)	$36,342	$29,440	$20,854

CORE EARNINGS PER COMMON SHARE

Core net income attributable to QCR Holdings, Inc. common stockholders (non-GAAP) (from above)	$36,342	$29,440	$20,854

Weighted average common shares outstanding	13,325,128	12,570,767	10,345,286
Weighted average common and common equivalent shares outstanding	13,680,472	12,766,003	10,499,841

Core EPS (non-GAAP):
Basic	$2.73	$2.34	$2.02
Diluted	$2.66	$2.31	$1.99

CORE ROAA

Core net income (non-GAAP) (from above)	$36,342	$29,440	$20,854

Average Assets	$3,519,848	$2,846,699	$2,549,921

Core ROAA (non-GAAP)	1.03%	1.03%	0.82%

	For the Year Ended
	December 31,	December 31,	December 31,
GAAP TO NON-GAAP RECONCILIATIONS (CONTINUED)	2017	2016	2015
	(dollars in thousands)
NIM (TEY)

Net interest income (GAAP)	$116,065	$94,517	$76,296

Plus: Tax equivalent adjustment	9,215	6,021	4,881

Net interest income - tax equivalent (Non-GAAP)	$125,280	$100,538	$81,177

Average earning assets	$3,314,836	$2,678,359	$2,406,213

NIM (GAAP)	3.50%	3.53%	3.17%
NIM (TEY) (Non-GAAP)	3.78%	3.75%	3.37%

EFFICIENCY RATIO

Noninterest expense (GAAP)	$97,424	$81,486	$73,192

Net interest income (GAAP)	$116,065	$94,517	$76,296
Noninterest income (GAAP)	30,482	31,037	24,363
Total income	$146,547	$125,554	$100,659

Efficiency ratio (noninterest expense/total income) (Non-GAAP)	66.48%	64.90%	72.71%

*Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 35%.

NET INTEREST INCOME AND MARGIN (TAX EQUIVALENT BASIS) (Non-GAAP)

Net interest income, on a tax equivalent basis, grew $24.7 million, or 25%, in 2017. Net interest income improved due to several factors:

●	The acquisition of CSB, whose strong net interest margin has significantly contributed to the Company’s results;
●	Organic loan and lease growth was strong throughout the year. Average gross loans/leases grew 28% in 2017 (including the acquisition of Guaranty Bank); and
●	The Company’s strategy to grow the Company’s portfolio of tax exempt municipal securities. This has contributed to the 24 basis point increase in the investment securities yield in 2017.

A comparison of yields, spreads and margins from 2016 to 2017 shows the following (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 17 basis points from 4.20% to 4.37%.
●	The average cost of interest-bearing liabilities increased 16 basis points from 0.65% to 0.81%.
●	The net interest spread improved 1 basis point from 3.55% to 3.56%.
●	The NIM improved 3 basis points from 3.75% to 3.78%.

Net interest income, on a tax equivalent basis, grew $19.4 million, or 24%, in 2016 compared to 2015. Net interest income improved due to several factors:

●	The acquisition of CSB resulted in an additional $10.2 million for the period ending December 31, 2016;
●	The Company’s strategy to redeploy funds from the taxable securities portfolio into higher yielding loans and leases;
●	Organic loan and lease growth was strong throughout the year. Average gross loans/leases grew 19.6% in 2016 (including the acquisition of CSB); and
●	Continued balance sheet restructuring, as further described in Notes 10 and 11 to the Consolidated Financial Statements.

A comparison of yields, spreads and margins from 2015 to 2016 shows the following (on a tax equivalent basis):

●	The average yield on interest-earning assets increased 26 basis points from 3.94% to 4.20%.
●	The average cost of interest-bearing liabilities decreased 16 basis points from 0.81% to 0.65%.
●	The net interest spread improved 42 basis points from 3.13% to 3.55%.
●	The NIM improved 38 basis points from 3.37% to 3.75%.

The Company’s management closely monitors and manages NIM. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their net interest margins. Management continually addresses this issue with pricing and other balance sheet management strategies.

The improvement in NIM in 2017 and 2016 was partially the result of the acquisition of CSB. CSB’s margin will fluctuate based on the amortization and accretion of purchase accounting adjustments, most notably the discount on the acquired loan portfolio. This benefit can fluctuate based on prepayments of both PCI and performing loans. As loans prepay, the associated discount/premium is accelerated.

The Company continues to place an emphasis on shifting its balance sheet mix. With a stated goal of maintaining loans/leases as a percentage of assets in a range of 73%-78%, the Company funded its loan/lease growth with a mixture of core deposits and cash from the investment securities portfolio. Cash from called securities and the targeted sales of securities was redeployed into the loan portfolio, resulting in a significant increase in yield, while minimizing any extension of duration. Additionally, the Company recognized net gains on these sales due to the previous rate environment. As rates rise, the Company should also have less market volatility in the investment securities portfolio, as this becomes a smaller portion of the balance sheet.

There still exists some higher cost legacy borrowings and the Company continues to monitor and evaluate both prepayment and debt restructuring opportunities as executing on such a strategy could potentially increase NIM at a much quicker pace than holding the debt until maturity.

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories are presented in the following table:

	Years Ended December 31,
	2017			2016			2015
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$17,577	$149	0.85%	$15,142	$45	0.30%	$17,418	$25	0.14%
Interest-bearing deposits at financial institutions	78,842	874	1.11	70,757	393	0.56	66,897	304	0.45
Investment securities (1)	590,761	22,460	3.80	535,912	19,054	3.56	599,648	18,380	3.07
Restricted investment securities	15,768	631	4.00	13,993	522	3.73	14,727	504	3.42
Gross loans/leases receivable (1) (2) (3)	2,611,888	120,618	4.62	2,042,555	92,475	4.53	1,707,523	75,671	4.43
Total interest earning assets	$3,314,836	144,732	4.37	$2,678,359	112,489	4.20	$2,406,213	94,884	3.94

Noninterest-earning assets:
Cash and due from banks	$67,559			$53,650			$45,178
Premises and equipment, net	62,719			44,773			38,162
Less allowance for estimated losses on loans/leases	(33,193)			(28,686)			(25,027)
Other	107,927			98,603			85,395
Total assets	$3,519,848			$2,846,699			$2,549,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,622,723	7,992	0.49%	$1,092,687	3,843	0.35%	$821,043	1,836	0.22%
Time deposits	528,834	5,020	0.95	436,070	2,175	0.50	388,691	2,660	0.68
Short-term borrowings	22,596	114	0.50	50,899	94	0.18	151,141	210	0.14
Federal Home Loan Bank advances	120,206	1,981	1.65	114,797	1,284	1.12	154,268	3,511	2.28
Other borrowings	73,394	2,879	3.92	98,105	3,318	3.38	126,902	4,234	3.34
Junior subordinated debentures	34,030	1,466	4.31	33,735	1,237	3.67	40,364	1,256	3.11
Total interest-bearing liabilities	$2,401,783	19,452	0.81	$1,826,293	11,951	0.65	$1,682,409	13,707	0.81

Noninterest-bearing demand deposits	$765,019			$714,867			$641,848
Other noninterest-bearing liabilities	42,836			43,464			33,175
Total liabilities	$3,209,638			$2,584,624			$2,357,432

Stockholders' equity	310,210			262,075			192,489
Total liabilities and stockholders' equity	$3,519,848			$2,846,699			$2,549,921

Net interest income		$125,280			$100,538			$81,177
Net interest spread			3.56%			3.55%			3.13%
Net interest margin			3.50%			3.53%			3.17%
Net interest margin (TEY)(Non-GAAP)			3.78%			3.75%			3.37%
Ratio of average interest earning assets to average interest-bearing liabilities	138.02%			146.66%			143.02%

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

The Company’s components of change in net interest income are presented in the following table:

	For the years ended December 31, 2017, 2016 and 2015

	Inc./(Dec.)	Components		Inc./(Dec.)	Components
	from	of Change (1)		from	of Change (1)
	Prior Year	Rate	Volume	Prior Year	Rate	Volume
	2017 vs. 2016			2016 vs. 2015
	(dollars in thousands)			(dollars in thousands)
INTEREST INCOME
Federal funds sold	$104	$96	$8	$20	$23	$(3)
Interest-bearing deposits at other financial institutions	481	431	50	89	70	19
Investment securities (2)	3,406	1,376	2,030	674	2,753	(2,079)
Restricted investment securities	109	40	69	18	44	(26)
Gross loans/leases receivable (2) (3)	28,143	1,886	26,257	16,804	1,669	15,135

Total change in interest income	$32,243	$3,829	$28,414	$17,605	$4,559	$13,046

INTEREST EXPENSE
Interest-bearing demand deposits	$4,149	$1,876	$2,273	$2,007	$1,273	$734
Time deposits	2,845	2,302	543	(485)	(782)	297
Short-term borrowings	20	94	(74)	(116)	54	(170)
Federal Home Loan Bank advances	697	634	63	(2,227)	(1,482)	(745)
Other borrowings	(439)	478	(917)	(916)	58	(974)
Junior subordinated debentures	229	218	11	(19)	205	(224)

Total change in interest expense	$7,501	$5,602	$1,899	$(1,756)	$(674)	$(1,082)

Total change in net interest income	$24,742	$(1,773)	$26,515	$19,361	$5,233	$14,128

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

Although management believes the level of the allowance as of December 31, 2017 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, and 2015

INTEREST INCOME

For 2017, interest income grew $29.0 million, or 27%. In total, the Company’s average interest-earning assets increased $636.5 million, or 24%, year-over-year. Average loans/leases grew 28%, while average securities grew 10%. The acquisition of CSB occurred in the third quarter of 2016, therefore 2017 was the first full year that CSB was included in the Company’s financial results. The acquisition of Guaranty Bank in the fourth quarter of 2017contributed to the increase in interest income and average interest-earning assets.

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

INTEREST EXPENSE

Comparing 2017 to 2016, interest expense increased $7.5 million, or 63%, year-over-year. Average interest-bearing liabilities increased 32% in 2017. The acquisition of CSB occurred in the third quarter of 2016, therefore 2017 was the first full year that CSB was included in the Company’s financial results which contributed to the increase in interest expense and average interest-bearing liabilities. Guaranty Bank, acquired in the fourth quarter of 2017, also contributed to the increase in interest expense and average interest-bearing liabilities. The Company’s cost of funds increased because the Company has rate sensitive deposits that have repriced with the increase in certain market rates.

Comparing 2016 to 2015, interest expense declined $1.8 million, or 13%, year-over-year. Average interest-bearing liabilities increased 9% in 2016. The Company was successful in continuing to manage down its cost of funds through continued growth in noninterest bearing deposit accounts (average noninterest bearing balances grew 11% in 2016, primarily due to successful growth in the correspondent banking area) and continued shift of funding from high-cost borrowings to deposits and/or low-cost borrowings. Average interest bearing deposits increased 26%, while average borrowings decreased 37% during 2016.

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

The Company’s provision totaled $8.5 million for 2017, an increase of $992 thousand from 2016. Notably, CSB incurred $2.8 million of provision expense for the full year. As acquired loans renew, the discount associated with those loans is accreted and the Company must re-establish a loan loss reserve. When comparing 2016 to 2015, the Company’s provision increased by $607 thousand. In 2016, CSB incurred $1.5 million of provision expense for the partial year since acquisition.

The Company had an allowance of 1.16% of total gross loans/leases at December 31, 2017, compared to 1.28% of total gross loans/leases at December 31, 2016, and compared to 1.45% of total gross loans/leases at December 31, 2015.

The Company’s allowance to total NPLs was 184.28% at December 31, 2017, which was up from 144.85% at December 31, 2016, and down from 223.33% at December 31, 2015.

The fluctuations in these ratios were the result of the acquisitions of CSB and Guaranty Bank. In accordance with GAAP for acquisition accounting, acquired loans must be recorded at fair value; therefore, no accreted allowance was associated with these loans. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance.

NONINTEREST INCOME. The following tables set forth the various categories of noninterest income for the years ended December 31, 2017, 2016, and 2015.

	Years Ended
	December 31, 2017	December 31, 2016	$ Change	% Change

Trust department fees	$7,187,820	$6,164,137	$1,023,683	16.6%
Investment advisory and management fees	3,869,699	2,992,811	876,888	29.3
Deposit service fees	5,919,317	4,439,455	1,479,862	33.3
Gains on sales of residential real estate loans, net	408,655	431,313	(22,658)	(5.3)
Gains on sales of government guaranteed portions of loans, net	1,163,741	3,159,073	(1,995,332)	(63.2)
Swap fee income	3,094,939	1,708,204	1,386,735	81.2
Securities gains, net	(87,885)	4,592,398	(4,680,283)	(101.9)
Earnings on bank-owned life insurance	1,802,443	1,771,396	31,047	1.8
Debit card fees	2,941,703	1,814,488	1,127,215	62.1
Correspondent banking fees	915,647	1,050,142	(134,495)	(12.8)
Other	3,266,213	2,913,458	352,755	12.1
Total noninterest income	$30,482,292	$31,036,875	$(554,583)	(1.8)%

	Years Ended
	December 31, 2016	December 31, 2015	$ Change	% Change

Trust department fees	$6,164,137	$6,131,209	$32,928	0.5%
Investment advisory and management fees	2,992,811	2,971,964	20,847	0.7
Deposit service fees	4,439,455	3,784,935	654,520	17.3
Gains on sales of residential real estate loans, net	431,313	322,872	108,441	33.6
Gains on sales of government guaranteed portions of loans, net	3,159,073	1,304,575	1,854,498	142.2
Swap fee income	1,708,204	1,717,552	(9,348)	(0.5)
Securities gains, net	4,592,398	798,983	3,793,415	474.8
Earnings on bank-owned life insurance	1,771,396	1,762,107	9,289	0.5
Debit card fees	1,814,488	1,244,912	569,576	45.8
Correspondent banking fees	1,050,142	1,190,411	(140,269)	(11.8)
Other	2,913,458	3,133,801	(220,343)	(7.0)
Total noninterest income	$31,036,875	$24,363,321	$6,673,554	27.4%

In recent years, the Company has been successful in expanding its wealth management customer base. Trust department fees continue to be a significant contributor to noninterest income and, due to favorable market conditions, coupled with strong growth in assets under management, trust department fees increased 17% in the current year. Comparatively, trust fee income increased 1% when comparing 2016 to 2015. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts. Additionally, the Company recently started offering trust operations services to correspondent banks.

Management has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, fees from these services are largely determined based on the value of the investments managed. And, similar to the trust department, the Company has had some success in expanding its customer base. Due to this growth and favorable market conditions in 2017, investment advisory and management fees increased 29% in 2017. Comparatively, investment advisory and management fees increased 1% in 2016. The acquisition of CSB also contributed to this increase, as it had an established investment advisory and management services department at acquisition.

Deposit service fees expanded 33% in 2017 and 17% in 2016. The increases in both years were the result of the addition of CSB. Additionally, the Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans decreased 5% in 2017, while increasing 34% in 2016. Overall, with the continued low interest rate environment, refinancing activity has slowed, as many of the Company’s existing and prospective customers have already executed a refinancing. Therefore, this area has become a much smaller contributor to overall noninterest income.

The Company’s gains on the sale of government-guaranteed portions of loans for 2017 decreased 63%, while increasing 142% in the prior year. Given the nature of these gains, large fluctuations can happen from quarter-to-quarter and year-to-year. As one of its core strategies, the Company continues to leverage its expertise by taking advantage of programs offered by the SBA and the USDA. The Company’s portfolio of government-guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing.

As a result of the continued low interest rate environment, the Company was able to execute numerous interest rate swaps on select commercial loans over the past two years. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. Swap fee income totaled $3.1 million in 2017, compared to $1.7 million in 2016 and $1.7 million in 2015. Future levels of swap fee income are dependent upon prevailing interest rates.

Securities losses (net) were $88 thousand for the current year, compared to securities gains (net) of $4.6 million for the prior year and $799 thousand in 2015. In 2016, the Company took advantage of market opportunities by selling approximately $130.2 million of investments that were low-yielding. Proceeds were then used to purchase higher-yielding tax-exempt municipal bonds and to fund loan and lease growth. Additionally, in the third quarter of 2016, the Company sold an equity investment and recognized a gain of $4.0 million, which was then used to reduce wholesale borrowings and further de-lever the balance sheet.

Earnings on BOLI increased 2% in 2017 and 1% in 2016. There were no purchases of BOLI in 2016 or 2017. Yields on BOLI (based on a simple average and excluding the impact of the federal income tax exemption) were 3.05% for 2017, 3.09% for 2016, and 3.23% for 2015. Notably, a small portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity market. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 62% in 2017, compared to 46% in the prior year. The primary reason for the increase in both years was the addition of CSB, which has a large retail customer base and therefore generates significant interchange revenue. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a modestly higher interest rate that incentivizes debit card activity.

Correspondent banking fees decreased 13% in 2017 and decreased 12% in the prior year. As interest rates rise, the correspondent bank deposit accounts receive a higher earnings credit, which then reduces the direct fees that the Company receives. Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 187 banks in Iowa, Illinois and Wisconsin.

Other noninterest income increased 12% in 2017, while decreasing 7% in 2016. The primary reason for the increase was rental income due to the acquisition of Guaranty Bank. Rental income totaled $176 thousand in 2017 as compared to no rental income in 2016.

NONINTEREST EXPENSES. The following tables set forth the various categories of noninterest expenses for the years ended December 31, 2017, 2016, and 2015.

	Years Ended
	December 31, 2017	December 31, 2016	$ Change	% Change

Salaries and employee benefits	$55,722,288	$46,317,060	$9,405,228	20.3%
Occupancy and equipment expense	10,938,037	8,404,605	2,533,432	30.1
Professional and data processing fees	10,757,057	7,113,443	3,643,614	51.2
Acquisition costs	1,068,918	1,400,004	(331,086)	(23.6)
Post-acquisition compensation, transition and integration costs	4,309,565	1,041,169	3,268,396	313.9
FDIC insurance, other insurance and regulatory fees	2,752,270	2,549,314	202,956	8.0
Loan/lease expense	1,163,708	662,299	501,409	75.7
Net cost of operations of other real estate	1,599	591,303	(589,704)	(99.7)
Advertising and marketing	2,624,951	2,127,566	497,385	23.4
Bank service charges	1,770,942	1,692,957	77,985	4.6
Losses on debt extinguishment, net	-	4,577,668	(4,577,668)	(100.0)
Correspondent banking expense	807,077	750,646	56,431	7.5
CDI amortization	1,000,561	442,850	557,711	125.9
Other	4,507,724	3,815,028	692,696	18.2
Total noninterest expense	$97,424,697	$81,485,912	$15,938,785	19.6%

	Years Ended
	December 31, 2016	December 31, 2015	$ Change	% Change

Salaries and employee benefits	$46,317,060	$42,967,915	$3,349,145	7.8%
Occupancy and equipment expense	8,404,605	7,042,706	1,361,899	19.3
Professional and data processing fees	7,113,443	5,523,447	1,589,996	28.8
Acquisition costs	1,400,004	-	1,400,004	100.0
Post-acquisition compensation, transition and integration costs	1,041,169	-	1,041,169	100.0
FDIC insurance, other insurance and regulatory fees	2,549,314	2,724,968	(175,654)	(6.4)
Loan/lease expense	662,299	882,591	(220,292)	(25.0)
Net cost of (income from) operations of other real estate	591,303	(1,092,401)	1,683,704	(154.1)
Advertising and marketing	2,127,566	1,900,539	227,027	11.9
Bank service charges	1,692,957	1,486,265	206,692	13.9
Losses on debt extinguishment	4,577,668	7,185,601	(2,607,933)	(36.3)
Correspondent banking expense	750,646	703,495	47,151	6.7
CDI amortization	442,850	199,512	243,338	122.0
Other	3,815,028	3,667,384	147,644	4.0
Total noninterest expense	$81,485,912	$73,192,022	$8,293,890	11.3%

Management places strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, increased 20% and 8% in 2017 and 2016, respectively. This increase was primarily related to the acquisition of CSB late in the third quarter of 2016 and the acquisition of Guaranty Bank in the fourth quarter of 2017.

Occupancy and equipment expense increased 30% in 2017 and increased 19% in 2016. These increases were largely due to the addition of CSB late in 2016 and the acquisition of Guaranty Bank in the fourth quarter of 2017.

Professional and data processing fees increased 51% in 2017 and increased 29% in 2016. This increased expense was mostly due to the additions of Guaranty Bank and CSB. Legal expense was elevated due to a legal matter at RBT where two employees have been charged with wrongdoing in connection with an SBA loan application. The Company anticipates these legal expenses will continue until the court proceedings are completed, which the Company expects to be sometime in late 2018. Neither RB&T, nor the Company, have been charged in the case. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

Acquisition costs totaled $1.1 million and $1.4 million for 2017 and 2016, respectively. These costs were comprised primarily of legal, accounting and investment banking costs related to the acquisitions described in Note 2 to the Consolidated Financial Statements.

Post-acquisition compensation, transition and integration costs totaled $4.3 million and $1.0 million for 2017 and 2016, respectively. These costs were comprised primarily of personnel costs, IT integration, and conversion costs related to the acquisitions described in Note 2 to the Consolidated Financial Statements.

FDIC and other insurance expense increased 8% in 2017 and decreased 6% in 2016. The increase in expense was due to the acquisition of CSB, partially offset by a decrease in the assessment rate designated by the FDIC.

Loan/lease expense increased 76% in 2017 and decreased 25% in 2016. The Company incurred elevated levels of expense during 2017 for certain existing NPLs in connection with the work-out of these loans. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net costs of operations totaled $2 thousand for 2017 and $591 thousand for 2016. Occupancy rates for one of the OREO properties managed by the Company have improved over the past year, increasing cash flow from the property and reducing net operating costs.

Advertising and marketing expense increased 23% in 2017 and increased 12% in 2016. The increase in expense was due to the additions of CSB and Guaranty Bank.

Bank service charges, a large portion of which include indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased over the past two years (5% in 2017 and 14% in 2016). The increases were due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio. As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses will also increase.

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

Correspondent banking expense increased 8% in 2017 and 7% in 2016. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services. The increases in both years were due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio.

Core deposit intangible amortization expense increased 126% in 2017 and 122% in 2016. Increases were due to the acquisition of Guaranty Bank and CSB.

Other noninterest expense increased 18% in 2017 and 4% in 2016. Included in other noninterest expense are items such as subscriptions, sales and use tax and expenses related to wealth management. A portion of this increase is also related to the additions of CSB and Guaranty Bank.

INCOME TAX EXPENSE

The provision for income taxes was $4.9 million for 2017, or an effective tax rate of 12.2%, compared to $8.9 million for 2016, or an effective tax rate of 24.3%, and compared to $3.7 million for 2015, or an effective tax rate of 17.8%. The effective tax rate for 2017 was significantly impacted by a $2.9 million income tax benefit for the re-valuation of deferred taxes at the lower federal income tax rate as a result of the Tax Act. See Note 13 to the Consolidated Financial Statements for additional information regarding the impact of Tax Act on deferred tax assets and income tax.

Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 13 to the Consolidated Financial Statements for additional details.

FINANCIAL CONDITION, AS OF THE YEARS ENDED DECEMBER 31, 2017 AND 2016

OVERVIEW

Following is a table that represents the major categories of the Company’s balance sheet.

	As of December 31,
	2017		2016
	(dollars in thousands)
	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$161,684	4%	$156,776	5%
Securities	652,382	16%	574,022	17%
Net loans/leases	2,930,130	74%	2,374,730	72%
Other assets	238,469	6%	196,416	6%
Total assets	$3,982,665	100%	$3,301,944	100%

Total deposits	$3,266,655	82%	$2,669,261	81%
Total borrowings	309,480	8%	290,952	9%
Other liabilities	53,243	1%	55,690	2%
Total stockholders' equity	353,287	9%	286,041	8%
Total liabilities and stockholders' equity	$3,982,665	100%	$3,301,944	100%

In 2017, total assets grew $680.7 million, or 21%. This included $259.6 million in assets acquired and new goodwill of $15.2 million as part of the Guaranty Bank acquisition (further described in Note 2 to the Consolidated Financial Statements). The Company organically grew its net loan/lease portfolio $362.9 million, which was primarily funded by deposit growth. Deposits grew $384.9 million, or 14% during 2017, excluding the $212.5 million of deposits acquired. Borrowings decreased $2.5 million, or 1% during 2017, excluding the $21.1 million of borrowings acquired.

In 2016, total assets grew $708.7 million, or 27%. This included $581.7 million in assets acquired and new goodwill of $9.9 million as part of the CSB acquisition (further described in Note 2 to the Consolidated Financial Statements). The Company organically grew its net loan/lease portfolio $183.8 million, which was partly funded by cash from the securities portfolio, as it decreased $105.7 million, or 18%, excluding the $102.6 million of securities acquired in 2016. Deposits grew $302.3 million, or 16% during 2016, excluding the $486.3 million of deposits acquired. Borrowings decreased $153.2 million, or 34% during 2016, mostly due the balance sheet restructuring activities that took place throughout 2016, the details of which are in Notes 10 and 11 to the Consolidated Financial Statements.

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

Following is a breakdown of the Company’s securities portfolio by type as of December 31, 2017, 2016, and 2015.

	2017		2016		2015
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$38,097	6%	$46,084	8%	$213,537	37%
Municipal securities	445,049	68%	374,463	65%	280,203	49%
Residential mortgage-backed and related securities	163,301	25%	147,702	26%	80,670	14%
Other securities	5,935	1%	5,773	1%	2,699	0%
	$652,382	100%	$574,022	100%	$577,109	100%

As a % of total assets	16.38%		17.38%		22.25%
Net unrealized losses as a % of amortized cost	(0.18)%		(0.87)%		(0.03)%
Duration (in years)	7.0		6.0		6.2
Yield on investment securities (tax equivalent)	3.80%		3.56%		3.07%

Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in 2017, 2016 or 2015.

In 2017, the duration of the securities portfolio increased due, in large part, to the continued shift in mix. Duration was extended from the strong growth in longer term fixed rate municipal securities.

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

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities. Additionally, the Company has not invested in the types of securities subject to the Volcker Rule (a provision of the Dodd-Frank Act).

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s investment securities.

LOANS/LEASES

The Company’s organic loan/lease portfolio grew $366.5 million, or 15%, during 2017. The remaining growth in the loan/lease portfolio was related to the acquisition of Guaranty Bank (further described in Note 2 to the Consolidated Financial Statements). Notably, C&I loans increased $306.9 million, or 37% and CRE loans grew $210.0 million, or 19%.

The Company’s organic loan/lease portfolio grew $188.4 million, or 11%, during 2016. The remaining growth in the loan/lease portfolio was related to the acquisition of CSB (further described in Note 2 to the Consolidated Financial Statements). Notably, C&I loans increased $179.5 million, or 28% and CRE loans grew $369.1 million, or 51%. CSB’s loan portfolio was heavily reliant on high-quality CRE, with that category representing 63% of their total loan portfolio as of December 31, 2016. This reliance increased the Company’s overall reliance on CRE.

The mix of loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
C&I loans	$1,134,516	38%	$827,637	34%	$648,160	36%	$523,927	32%	$431,688	30%
CRE loans	1,303,492	44%	1,093,459	46%	724,369	41%	702,140	43%	671,753	46%
Direct financing leases	141,448	5%	165,419	7%	173,656	10%	166,032	10%	128,902	9%
Residential real estate loans	258,646	9%	229,233	10%	170,433	9%	158,633	10%	147,356	10%
Installment and other consumer loans	118,611	4%	81,666	3%	73,669	4%	72,607	5%	76,034	5%

Total loans/leases	$2,956,713	100%	$2,397,414	100%	$1,790,287	100%	$1,623,339	100%	$1,455,733	100%

Plus deferred loan/lease origination costs, net of fees	7,773		8,073		7,736		6,664		4,547
Less allowance	(34,356)		(30,757)		(26,141)		(23,074)		(21,448)
Net loans/leases	$2,930,130		$2,374,730		$1,771,882		$1,606,929		$1,438,832

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

The following tables set forth the remaining maturities by loan/lease type as of December 31, 2017 and 2016. Maturities are based on contractual dates.

	As of December 31, 2017
				Maturities After One Year
	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates
	(dollars in thousands)
C&I loans	$378,849	$427,347	$328,320	$505,345	$250,322
CRE loans	225,712	715,661	362,119	734,844	342,936
Direct financing leases	8,504	127,853	5,091	132,944	-
Residential real estate loans	6,793	7,546	244,307	184,284	67,569
Installment and other consumer loans	28,908	54,565	35,138	43,817	45,886
	$648,766	$1,332,972	$974,975	$1,601,234	$706,713

Percentage of total loans/leases	22%	45%	33%	69%	31%

	As of December 31, 2016
				Maturities After One Year
	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates
	(dollars in thousands)
C&I loans	$280,778	$326,656	$220,203	$354,499	$192,360
CRE loans	183,027	581,650	328,782	625,806	284,626
Direct financing leases	5,999	154,002	5,418	159,420	-
Residential real estate loans	7,018	6,432	215,783	166,069	56,146
Installment and other consumer loans	17,040	44,727	19,899	28,439	36,187
	$493,862	$1,113,467	$790,085	$1,334,233	$569,319

Percentage of total loans/leases	21%	46%	33%	70%	30%

As CRE loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of December 31, 2017 and 2016, respectively, approximately 26% and 30% of the CRE loan portfolio was owner-occupied. The decrease in this percentage in 2017 was mostly due to the addition of Guaranty Bank, which had a slightly lower owner-occupied percentage as compared to the legacy charters. Guaranty Bank’s percentage of owner-occupied loans was 18% of their CRE portfolio.

Over the past several years, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more C&I loans. C&I loans grew $306.9 million, or 37% over the past twelve months. A portion of this growth was attributable to the acquisition of Guaranty Bank, which had $44.7 million of C&I loans at acquisition.

A syndicated loan is a commercial loan provided by a group of lenders and is structured, arranged and administered by one or several commercial or investment banks known as arrangers. The nationally syndicated loans invested in by the Company consist of fully funded, highly liquid term loans for which there is a liquid secondary market. The amount of nationally syndicated loans totaled $51.2 million and $46.5 million as of December 31, 2017 and 2016, respectively.

The Company also has several loans that are syndicated to borrowers in our existing markets or purchased from peer banks that we have a relationship with. These loans were immaterial as of December 31, 2017 and 2016.

See Note 4 to the Consolidated Financial Statements for additional information on the Company’s loan/lease portfolio.

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

The allowance totaled $34.4 million at December 31, 2017, which was an increase of $3.6 million, or 12%, from $30.8 million at December 31, 2016. Provision totaled $8.5 million for 2017 and outpaced net charge-offs of $4.9 million (or 19 basis points of average loans/leases outstanding).

The allowance totaled $30.8 million at December 31, 2016, which was an increase of $4.6 million, or 18%, from $26.1 million at December 31, 2015. Provision totaled $7.5 million for 2016 and outpaced net charge-offs of $2.9 million (or 14 basis points of average loans/leases outstanding).

The increase in allowance in both 2017 and 2016 was primarily due to a combination of general allocations related to loan growth, as well as changes in qualitative and quantitative factors. Additionally, a portion of the increase in both years was due to the acquisition of CSB. Although purchase accounting eliminates the allowance at acquisition, as acquired loans refinance and new loans are originated, an allowance must be established.

The following table summarizes the activity in the allowance.

	Years ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Average amount of loans/leases outstanding, before allowance	$2,611,888	$2,042,555	$1,707,523	$1,540,382	$1,425,364

Allowance:
Balance, beginning of fiscal year	$30,757	$26,141	$23,074	$21,448	$19,925
Charge-offs:
C&I	(1,150)	(527)	(454)	(1,476)	(963)
CRE	(1,795)	(24)	(2,560)	(2,756)	(3,573)
Direct financing leases	(2,285)	(2,503)	(1,789)	(1,504)	(917)
Residential real estate	(102)	(77)	(170)	(131)	(162)
Installment and other consumer	(41)	(113)	(252)	(269)	(229)
Subtotal charge-offs	(5,373)	(3,244)	(5,225)	(6,136)	(5,844)

Recoveries:
C&I	191	109	634	363	626
CRE	43	33	502	418	574
Direct financing leases	186	93	136	68	12
Residential real estate	29	1	4	10	17
Installment and other consumer	53	146	145	96	208
Subtotal recoveries	502	382	1,421	955	1,437
Net charge-offs	(4,871)	(2,862)	(3,804)	(5,181)	(4,407)
Provision charged to expense	8,470	7,478	6,871	6,807	5,930
Balance, end of fiscal year	$34,356	$30,757	$26,141	$23,074	$21,448

Net charge-offs to average loans/leases outstanding	0.19%	0.14%	0.22%	0.34%	0.31%

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

The following is a table that reports the historical trends of criticized and classified loan totals as of December 31, 2017, 2016 and 2015.

	As of December 31,
Internally Assigned Risk Rating *	2017	2016	2015
	(dollars in thousands)
Special Mention (Rating 6)	$31,024	$20,082	$37,289
Substandard (Rating 7)	43,435	49,035	27,962
Doubtful (Rating 8)	271	-	-
	$74,730	$69,117	$65,251

Criticized Loans **	$74,730	$69,117	$65,251
Classified Loans ***	$43,706	$49,035	$27,962

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

Criticized loans increased 8% in 2017 and 6% in 2016. Classified loans decreased 11% in 2017 after increasing 75% in 2016.

NPLs (consisting of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing TDRs) decreased $2.6 million, or 12%, during 2017. NPLs increased $9.5 million, or 81%, during 2016. See the table in the following section for further detail on NPLs and NPAs.

In 2017 and 2016, allowance as a percentage of gross loans/leases decreased due to the acquisitions of CSB and Guaranty Bank. In accordance with GAAP for acquisition accounting, acquired loans were recorded at fair value; therefore, there was no allowance associated with these loans at acquisition. Management continues to evaluate the allowance needed on the acquired loans factoring in the net remaining discount ($8.1 million at December 31, 2017). When factoring this remaining discount into the Company’s allowance to total loans and leases calculation, the Company’s allowance as a percentage of total loans and leases increases from 1.16% to 1.43%.

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs as of December 31, 2017, 2016, and 2015.

	As of December 31,
	2017	2016	2015

Allowance / Gross Loans/Leases	1.16%	1.28%	1.45%
Allowance / NPLs	184.28%	144.85%	223.33%

The following table presents the allowance by type and the percentage of loan/lease type to total loans/leases.

	As of December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
C&I loans	14,323	38%	12,545	34%	10,484	36%	8,834	32%	5,649	30%
CRE loans	13,963	44%	11,671	46%	9,375	41%	8,353	43%	10,705	46%
Direct financing leases	2,382	5%	3,112	7%	3,395	10%	3,359	10%	2,517	9%
Residential real estate loans	2,466	9%	2,342	10%	1,790	9%	1,526	10%	1,396	10%
Installment and other consumer loans	1,222	4%	1,087	3%	1,097	4%	1,002	5%	1,181	5%
	$34,356	100%	$30,757	100%	$26,141	100%	$23,074	100%	$21,448	100%

% - Represents the percentage of the certain type of loan/lease to total loans/leases

Although management believes that the allowance at December 31, 2017 is at a level adequate to absorb probable losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require additional increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and its leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 4 to the Consolidated Financial Statements for additional information on the Company’s allowance.

NONPERFORMING ASSETS

The table below presents the amounts of NPAs.

	As of December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Nonaccrual loans/leases (1) (2)	$11,441	$13,919	$10,648	$18,588	$17,878
Accruing loans/leases past due 90 days or more	89	967	3	93	84
TDRs - accruing	7,113	6,347	1,054	1,421	2,523
NPLs	18,643	21,233	11,705	20,102	20,485
OREO	13,558	5,523	7,151	12,768	9,729
Other repossessed assets	80	202	246	155	346
NPAs	$32,281	$26,958	$19,102	$33,025	$30,560

NPLs to total loans/leases	0.63%	0.88%	0.65%	1.23%	1.40%
NPAs to total loans/leases plus repossessed property	1.08%	1.12%	1.06%	2.01%	2.08%
NPAs to total assets	0.81%	0.82%	0.74%	1.31%	1.28%

(1)	Includes government guaranteed portions of loans, if applicable.
(2)	Includes TDRs of $2.3 million at December 31, 2017, $2.3 million at December 31, 2016, $1.5 million at December 31, 2015, $5.0 million at December 31, 2014, and $10.9 million at December 31, 2013.

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

In 2017, the Company’s NPAs increased $5.3 million, or 20%. OREO increased $8.0 million primarily due to the addition of one large non owner-occupied CRE relationship.

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

DEPOSITS

Deposits grew $597.3 million during 2017 ($384.8 million of organic growth, excluding the $212.5 million of deposits acquired through the purchase of Guaranty Bank). For 2016, deposits grew $788.6 million ($302.3 million of organic growth, excluding the $486.3 million of deposits acquired through the purchase of CSB). The table below presents the composition of the Company’s deposit portfolio.

	As of December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Noninterest-bearing demand deposits	$789,548	24%	$797,415	30%	$615,292	33%
Interest-bearing demand deposits	1,855,893	57%	1,369,226	51%	886,294	47%
Time deposits	516,058	16%	439,169	17%	309,974	16%
Brokered deposits*	105,156	3%	63,451	2%	69,106	4%
	$3,266,655	100%	$2,669,261	100%	$1,880,666	100%

*Includes brokered money market balances of $25.1 million, $22.0 million and $16.0 million as of December 31, 2017, 2016 and 2015, respectively.

The Company has been successful in growing its noninterest-bearing deposit portfolio over the past several years, growing average balances 7% in 2017 and 11% in 2016. Year-end balances can fluctuate a great deal due to large customer and correspondent bank activity. Trends have shown that this fluctuation is generally temporary.

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

	As of December 31,
	2017	2016	2015
	(dollars in thousands)
Overnight repurchase agreements with customers	$7,003	$8,131	$73,873
Federal funds purchased	6,990	31,840	70,790
	$13,993	$39,971	$144,663

In 2016, the Company shifted overnight customer repurchase agreement funds to insured deposit products which do not require collateral, helping to free up additional liquidity for the Company. This also allowed the Company to further execute on the strategy of rotating out of investment securities into loans and leases.

Regarding the Company’s federal funds purchased, this fluctuates based on the short-term funding needs of the Company’s subsidiary banks. See Note 9 to the Consolidated Financial Statements for additional information on the Company’s short-term borrowings.

FHLB ADVANCES AND OTHER BORROWINGS

As a result of their memberships in the FHLB of Des Moines and Chicago, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. The subsidiary banks utilize FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provide a less costly source of funds than customer deposits. For 2017, FHLB advances increased $54.5 million, or 40%, due to the timing of strong loan and lease growth which temporarily outpaced the Company’s deposit growth. The FHLB advance increases were overnight advances. There were no increases in term advances. See Note 10 of the Consolidated Financial Statements for additional details. For 2016, FHLB advances decreased $13.5 million, or 9%, as several prepayments of advances were included in balance sheet restructurings throughout the year. See Note 10 of the Consolidated Financial Statements for additional details.

	As of December 31,
	2017	2016	2015
	(dollars in thousands)
Amount Due	$192,000	$137,500	$151,000
Weighted Average Interest Rate at Year-End	1.82%	1.25%	1.37%

Other borrowings consist largely of wholesale structured repurchase agreements which the subsidiary banks utilize as an alternative funding source to FHLB advances and customer deposits. The table below presents the composition of the Company’s other borrowings.

	As of December 31,
	2017	2016	2015
	(dollars in thousands)
Wholesale structured repurchase agreements	$35,000	$45,000	$110,000
Term notes	31,000	30,000	-
Revolving line of credit	-	5,000	-
	$66,000	$80,000	$110,000

In 2017, other borrowings decreased $14 million with the paydown of $5.0 million revolving line of credit and the maturity of $10.0 million wholesale structured repurchase agreement. In 2016, other borrowings decreased $30 million.

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

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of December 31,
	2017	2016	2015
	Amount	Amount	Amount
	(dollars in thousands)
Common stock	$13,918	$13,107	$11,761
Additional paid in capital	189,078	156,777	123,283
Retained earnings	151,962	118,617	92,966
AOCI	(1,671)	(2,460)	(2,124)
Total stockholders' equity	$353,287	$286,041	$225,886

TCE/TA ratio (non-GAAP)	8.01%	8.04%	8.55%

*TCE/TA ratio is a non-GAAP measure. Refer to the GAAP to Non-GAAP Reconciliations section of this report for more information.

As of December 31, 2017, 2016 and 2015, no preferred stock was outstanding.

In connection with the acquisition of Guaranty Bank in the fourth quarter of 2017, the Company issued 678,670 shares of its common stock at a price of $45.50 per share. This issuance significantly increased common stock and additional paid in capital in comparison to the prior year. Refer to Note 2 of the Consolidated Financial Statements for additional information.

In connection with the acquisition of CSB in the third quarter of 2016, the Company sold 1,215,000 shares of its common stock at a price of $24.75 per share, for net proceeds of $29.8 million, after deducting expenses. This offering significantly increased common stock and additional paid in capital in comparison to the prior year. Refer to Note 2 of the Consolidated Financial Statements for additional information.

The following table presents the rollforward of stockholders’ equity for the years ended December 31, 2017 and 2016, respectively.

	For the Years Ended December 31,
	2017	2016
	(dollars in thousands)
Beginning balance	$286,041	$225,886
Net income	35,707	27,686
Other comprehensive income (loss), net of tax	1,093	(336)
Common cash dividends declared	(2,665)	(2,036)
Proceeds from issuance of 678,670 shares of common stock, net of costs	30,741	-
Proceeds from issuance of 1,215,000 shares of common stock, net of costs	-	29,829
Other *	2,370	5,012
Ending balance	$353,287	$286,041

*Includes mostly common stock issued for options exercised and the employee stock purchase plans, as well as stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $164.0 million during 2017, $139.5 million during 2016 and $129.5 million during 2015. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At December 31, 2017, the subsidiary banks had 34 lines of credit totaling $375.0 million, of which $3.0 million was secured and $372.0 million was unsecured. At December 31, 2017, the full $375.0 million was available.

At December 31, 2016, the subsidiary banks had 33 lines of credit totaling $381.4 million, of which $34.4 million was secured and $347.0 million was unsecured. At December 31, 2016, $361.4 million was available as $20.0 million was utilized for short-term borrowing needs at QCBT.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2018. At December 31, 2017, the full $10.0 million was available. See Note 11 to the Consolidated Financial Statements for additional information.

Investing activities used cash of $410.5 million during 2017 compared to $169.0 million during 2016, and $66.1 million during 2015. Proceeds from calls, maturities, pay downs, and sales of securities were $152.6 million for 2017 compared to $285.2 million for 2016, and $308.8 million for 2015. Purchases of securities used cash of $179.8 million for 2017 compared to $179.6 million for 2016, and $232.1 million for 2015. The net increase in loans/leases used cash of $375.2 million for 2017 compared to $187.5 million for 2016, and $172.8 million for 2015. The Company paid net cash of $3.4 million and $69.9 million related to the acquisition of Guaranty Bank and CSB, respectively.

Financing activities provided cash of $382.0 million for 2017 compared to $154.4 million for 2016, and $39.5 million for 2015. Net increases in deposits totaled $385.1 million, $302.4 million, and $201.0 million for 2017, 2016, and 2015, respectively. Net short-term borrowings decreased $39.1 million, $104.7 million and $123.7 million in 2017 and 2016 and 2015, respectively. In 2017, 2016, and 2015, respectively, the Company used $4.1 million, $104.7 million, and $120.7 million to prepay select FHLB advances and other borrowings. In 2016, the Company received $29.8 million of proceeds from the common stock offering of 1.2 million shares of common stock. Short-term FHLB advances increased $60.9 million, $20.5 million. and $47.0 million in 2017, 2016, and 2015, respectively.

Total cash provided by operating activities was $33.7 million for 2017, compared to $43.4 million for 2016, and $30.1 million for 2015.

Throughout its history, the Company has secured additional capital through various resources, including common and preferred stock and the issuance of trust preferred securities.

The Company filed a universal shelf registration statement on Form S-3 with the SEC on October 27, 2016, as amended on January 11, 2017. Declared effective by the SEC on January 31, 2017, the registration statement allows the Company to offer and sell various types of securities, including common stock, preferred stock, debt securities and/or warrants, from time to time up to an aggregate amount of $100 million. The Company utilized $30.1 million of its previous $100 million shelf registration filing through the offer and sale of its common stock in the second quarter of 2016 to help fund the acquisition of CSB (see Note 2 to the Consolidated Financial Statements). This Form S-3 filing replenished the amount available to the previous level of $100 million. The specific terms and prices of any securities offered pursuant to the registration statement will be determined at the time of any future offering and described in a separate prospectus supplement, which would be filed with the SEC at the time of the particular offering, if any. There were no securities issued under this shelf registration statement during 2017.

As of December 31, 2017 and 2016, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. See Note 16 to the Consolidated Financial Statements for detail of the capital amounts and ratios for the Company and subsidiary banks.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2017 and 2016, no amounts had been recorded as liabilities for the banks' potential obligations under these guarantees.

As of December 31, 2017 and 2016, commitments to extend credit aggregated $791,550,060 and $666,778,085, respectively. As of December 31, 2017 and 2016, standby letters of credit aggregated $17,283,025 and $15,697,469, respectively. Management does not expect that all of these commitments will be funded.

Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 18 to the Consolidated Financial Statements.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following table presents, as of December 31, 2017, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Financial	Payments Due by Period
	Statement		One Year
Description	Note Reference	Total	or Less	2 - 3 Years	4 - 5 Years	After 5 Years
		(dollars in thousands)
Deposits without a stated maturity	N/A	$2,670,583	$2,670,583	$-	$-	$-
Certificates of deposit	8	596,072	478,334	104,375	13,296	67
Short-term borrowings	9	13,993	13,993	-	-	-
FHLB advances	10	192,000	190,400	1,600	-	-
Other borrowings	11	66,000	7,750	50,500	7,750	-
Junior subordinated debentures	12	37,486	-	-	-	37,486
Rental commitments	5	1,294	364	615	252	63
Operating contracts	N/A	34,363	11,752	11,424	5,891	5,296
Total contractual cash obligations		$3,611,791	$3,373,176	$168,514	$27,189	$42,912

The Company's operating contract obligations represent short and long-term contractual payments for data processing equipment and services, software, and other equipment and professional services.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

●	The strength of the local and national economy.
●	Changes in the interest rate environment.
●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.
●	The impact of cybersecurity risks.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.
●	Unexpected results of acquisitions (including the acquisition of Guaranty Bank and CSB), which may include failure to realize the anticipated benefits of the acquisition.
●	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.
●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

Application of the simulation model analysis for select interest rate scenarios at December 31, 2017, 2016 and 2015 demonstrated the following:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015

100 basis point downward shift	-10.0%	0.3%	-1.7%	-2.1%
200 basis point upward shift	-10.0%	-3.7%	-1.2%	-2.7%
300 basis point upward shock	-25.0%	-8.4%	-1.4%	-7.1%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at December 31, 2017 were well within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Item 8. Financial Statements

QCR Holdings, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015

Notes to consolidated financial statements:
●	Note 1:	Nature of Business and Significant Accounting Policies
●	Note 2:	Acquisitions
●	Note 3:	Investment Securities
●	Note 4:	Loans/Leases Receivable
●	Note 5:	Premises and Equipment
●	Note 6:	Goodwill and Intangibles
●	Note 7:	Derivatives and Hedging Activities
●	Note 8:	Deposits
●	Note 9:	Short-Term Borrowings
●	Note 10:	FHLB Advances
●	Note 11:	Other Borrowings and Unused Lines of Credit
●	Note 12:	Junior Subordinated Debentures
●	Note 13:	Federal and State Income Taxes
●	Note 14:	Employee Benefit Plans
●	Note 15:	Stock-Based Compensation
●	Note 16:	Regulatory Capital Requirements and Restrictions on Dividends
●	Note 17:	Earnings Per Share
●	Note 18:	Commitments and Contingencies
●	Note 19:	Quarterly Results of Operations (Unaudited)
●	Note 20:	Parent Company Only Financial Statements
●	Note 21:	Fair Value
●	Note 22:	Business Segment Information

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QCR Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 1993.

Davenport, Iowa

March 9, 2018

QCR Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2017 and 2016

Assets	2017	2016
Cash and due from banks	$75,721,663	$70,569,993
Federal funds sold	30,197,000	22,257,000
Interest-bearing deposits at financial institutions	55,765,012	63,948,925

Securities held to maturity, at amortized cost	379,474,205	322,909,056
Securities available for sale, at fair value	272,907,907	251,113,139
Total securities	652,382,112	574,022,195

Loans receivable, held for sale	645,001	1,135,500
Loans/leases receivable, held for investment	2,963,840,399	2,404,351,485
Gross loans/leases receivable	2,964,485,400	2,405,486,985
Less allowance for estimated losses on loans/leases	(34,355,728)	(30,757,448)
Net loans/leases receivable	2,930,129,672	2,374,729,537

Bank-owned life insurance	59,059,494	57,257,051
Premises and equipment, net	62,838,255	60,643,508
Restricted investment securities, at cost	19,782,525	14,997,025
Other real estate owned, net	13,558,308	5,523,104
Goodwill	28,334,092	13,110,913
Core deposit intangible	9,078,953	7,381,213
Other assets	45,817,687	37,503,284
Total assets	$3,982,664,773	$3,301,943,748

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$789,547,696	$797,415,090
Interest-bearing	2,477,107,360	1,871,846,183
Total deposits	3,266,655,056	2,669,261,273

Short-term borrowings	13,993,122	39,971,387
Federal Home Loan Bank advances	192,000,000	137,500,000
Other borrowings	66,000,000	80,000,000
Junior subordinated debentures, net	37,486,487	33,480,202
Other liabilities	53,242,979	55,690,087
Total liabilities	3,629,377,644	3,015,902,949

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000
December 2017 and 2016 - No shares issued or outstanding	-	-
Common stock, $1 par value; shares authorized 20,000,000	13,918,168	13,106,845
December 2017 - 13,918,168 shares issued and outstanding
December 2016 - 13,106,845 shares issued and outstanding
Additional paid-in capital	189,077,550	156,776,642
Retained earnings	151,962,661	118,616,901
Accumulated other comprehensive loss:
Securities available for sale	(866,223)	(1,527,433)
Interest rate cap derivatives	(805,027)	(932,156)
Total stockholders' equity	353,287,129	286,040,799
Total liabilities and stockholders' equity	$3,982,664,773	$3,301,943,748

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015
Interest and dividend income:
Loans/leases, including fees	$117,465,275	$91,235,049	$74,615,499
Securities:
Taxable	5,144,336	4,585,300	6,772,244
Nontaxable	11,253,351	9,686,844	7,782,370
Interest-bearing deposits at financial institutions	873,988	393,048	304,602
Restricted investment securities	631,049	522,047	503,764
Federal funds sold	149,319	45,447	24,774
Total interest and dividend income	135,517,318	106,467,735	90,003,253

Interest expense:
Deposits	13,011,906	6,018,366	4,495,538
Short-term borrowings	113,981	93,934	210,306
Federal Home Loan Bank advances	1,981,593	1,284,212	3,511,541
Other borrowings	2,878,879	3,317,513	4,233,193
Junior subordinated debentures	1,465,678	1,236,933	1,255,951
Total interest expense	19,452,037	11,950,958	13,706,529
Net interest income	116,065,281	94,516,777	76,296,724
Provision for loan/lease losses	8,469,919	7,478,166	6,870,900
Net interest income after provision for loan/lease losses	107,595,362	87,038,611	69,425,824

Noninterest income:
Trust department fees	7,187,820	6,164,137	6,131,209
Investment advisory and management fees	3,869,699	2,992,811	2,971,964
Deposit service fees	5,919,317	4,439,455	3,784,935
Gains on sales of residential real estate loans, net	408,655	431,313	322,872
Gains on sales of government guaranteed portions of loans, net	1,163,741	3,159,073	1,304,575
Swap fee income	3,094,939	1,708,204	1,717,552
Securities gains (losses), net	(87,885)	4,592,398	798,983
Earnings on bank-owned life insurance	1,802,443	1,771,396	1,762,107
Debit card fees	2,941,703	1,814,488	1,244,912
Correspondent banking fees	915,647	1,050,142	1,190,411
Other	3,266,213	2,913,458	3,133,801
Total noninterest income	30,482,292	31,036,875	24,363,321

Noninterest expenses:
Salaries and employee benefits	55,722,288	46,317,060	42,967,915
Occupancy and equipment expense	10,938,037	8,404,605	7,042,706
Professional and data processing fees	10,757,057	7,113,443	5,523,447
Acquisition costs	1,068,918	1,400,004	-
Post-acquisition compensation, transition and integration costs	4,309,565	1,041,169	-
FDIC insurance, other insurance and regulatory fees	2,752,270	2,549,314	2,724,968
Loan/lease expense	1,163,708	662,299	882,591
Net cost of (income from) operations of other real estate	1,599	591,303	(1,092,401)
Advertising and marketing	2,624,951	2,127,566	1,900,539
Bank service charges	1,770,942	1,692,957	1,486,265
Losses on debt extinguishment, net	-	4,577,668	7,185,601
Correspondent banking expense	807,077	750,646	703,495
CDI amortization	1,000,561	442,850	199,512
Other	4,507,724	3,815,028	3,667,384
Total noninterest expenses	97,424,697	81,485,912	73,192,022
Income before income taxes	40,652,957	36,589,574	20,597,123
Federal and state income tax expense	4,946,450	8,902,787	3,669,242
Net income	$35,706,507	$27,686,787	$16,927,881

Basic earnings per common share	$2.68	$2.20	$1.64
Diluted earnings per common share	$2.61	$2.17	$1.61

Weighted average common shares outstanding	13,325,128	12,570,767	10,345,286
Weighted average common and common equivalent shares outstanding	13,680,472	12,766,003	10,499,841

Cash dividends declared per common share	$0.20	$0.16	$0.08

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015
Net income	$35,706,507	$27,686,787	$16,927,881

Other comprehensive income (loss):

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	1,257,289	4,258,154	1,144,314
Less reclassification adjustment for gains (losses) included in net income before tax	(87,885)	4,592,398	798,983
	1,345,174	(334,244)	345,331
Unrealized losses on interest rate cap derivatives:
Unrealized holding losses arising during the period before tax	(69,827)	(279,497)	(631,363)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(484,891)	(75,290)	(15,895)
	415,064	(204,207)	(615,468)

Other comprehensive income (loss), before tax	1,760,238	(538,451)	(270,137)
Tax expense (benefit)	668,085	(202,691)	(81,524)
Other comprehensive income (loss), net of tax	1,092,153	(335,760)	(188,613)

Comprehensive income	$36,798,660	$27,351,027	$16,739,268

See Notes to Consolidated Financial Statements

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2017, 2016, and 2015

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, December 31, 2014	$8,074,443	$61,668,968	$77,876,824	$(1,935,216)	$(1,606,510)	$144,078,509
Net income	-	-	16,927,881	-	-	16,927,881
Other comprehensive loss, net of tax	-	-	-	(188,613)	-	(188,613)
Common cash dividends declared, $0.08 per share	-	-	(934,682)	-	-	(934,682)
Issuance of 3,680,000 shares of common stock, net of issuance costs	3,680,000	59,804,123	-	-	-	63,484,123
Issuance of 24,033 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	24,033	375,120	-	-	-	399,153
Issuance of 79,638 shares of common stock as s result of stock options exercised	79,638	1,091,402	-	-	-	1,171,040
Stock-based compensation expense	-	941,469	-	-	-	941,469
Tax benefit of nonqualified stock options exercised	-	93,096	-	-	-	93,096
Retirement of treasury stock, 121,246 shares of common stock	(121,246)	(580,886)	(904,378)	-	1,606,510	-
Restricted stock awards - 28,846 shares of common stock	28,846	(28,846)	-	-	-	-
Exchange of 4,631 shares of common stock in connection with stock options exercised and restricted stock vested	(4,631)	(81,595)	-	-	-	(86,226)
Balance, December 31, 2015	$11,761,083	$123,282,851	$92,965,645	$(2,123,829)	$-	$225,885,750
Net income	-	-	27,686,787	-	-	27,686,787
Other comprehensive loss, net of tax	-	-	-	(335,760)	-	(335,760)
Common cash dividends declared, $0.16 per share	-	-	(2,035,531)	-	-	(2,035,531)
Issuance of 1,215,000 shares of common stock, net of issuance costs	1,215,000	28,613,916	-	-	-	29,828,916
Issuance of 20,192 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	20,192	417,336	-	-	-	437,528
Issuance of 111,423 shares of common stock as a result of stock options exercised	111,423	1,556,823	-	-	-	1,668,246
Tax basis adjustment related to the acquisition of noncontrolling interest in m2 Lease Funds	-	2,132,415	-	-	-	2,132,415
Stock-based compensation expense	-	947,174	-	-	-	947,174
Tax benefit of nonqualified stock options exercised	-	394,149	-	-	-	394,149
Restricted stock awards - 21,882 shares of common stock	21,882	(21,882)	-	-	-	-
Exchange of 22,735 shares of common stock in connection with stock options exercised and restricted stock vested	(22,735)	(546,140)	-	-	-	(568,875)
Balance, December 31, 2016	$13,106,845	$156,776,642	$118,616,901	$(2,459,589)	$-	$286,040,799
Net income	-	-	35,706,507	-	-	35,706,507
Other comprehensive loss, net of tax	-	-	-	1,092,153	-	1,092,153
Reclassification of certain tax effects from accumulated other comprehensive income	-	-	303,814	(303,814)	-	-
Common cash dividends declared, $0.20 per share	-	-	(2,664,561)	-	-	(2,664,561)
Issuance of 678,670 shares of common stock as a result of the acquisition of Guaranty Bank & Trust, net of issuance cost	678,670	30,062,744	-	-	-	30,741,414
Issuance of 13,318 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	13,318	454,822	-	-	-	468,140
Issuance of 114,100 shares of common stock as a stock as a result of stock options exercised	114,100	1,611,338	-	-	-	1,725,438
Stock-based compensation expense	-	1,187,036	-	-	-	1,187,036
Restricted stock awards - 28,289 shares of common stock	28,289	(28,289)	-	-	-	-
Exchange of 23,054 shares of common stock in connection with stock options exercised and restricted stock vested	(23,054)	(986,743)	-	-	-	(1,009,797)
Balance, December 31, 2017	$13,918,168	$189,077,550	$151,962,661	$(1,671,250)	$-	$353,287,129

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$35,706,507	$27,686,787	$16,927,881
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,948,934	3,424,140	3,065,031
Provision for loan/lease losses	8,469,919	7,478,166	6,870,900
Deferred income taxes	(6,029,555)	(3,066,407)	(2,004,532)
Stock-based compensation expense	1,187,036	947,174	941,469
Deferred compensation expense accrued	1,425,717	1,171,406	1,023,827
Losses (gains) on sale of other real estate owned, net	(151,211)	243,858	(1,021,242)
Amortization of premiums on securities, net	1,839,196	1,302,962	1,040,275
Securities (gains) losses, net	87,885	(4,592,398)	(798,983)
Loans originated for sale	(49,578,773)	(74,329,667)	(38,748,100)
Proceeds on sales of loans	51,641,668	77,850,553	40,362,697
Gains on sales of residential real estate loans, net	(408,655)	(431,313)	(322,872)
Gains on sales of government guaranteed portions of loans, net	(1,163,741)	(3,159,073)	(1,304,575)
Losses on debt extinguishment, net	-	4,577,668	7,185,601
Amortization of core deposit intangible	1,000,561	442,849	199,512
Accretion of acquisition fair value adjustments, net	(5,040,873)	(3,718,160)	(367,009)
Increase in cash value of bank-owned life insurance	(1,802,443)	(1,771,396)	(1,762,107)
(Increase) decrease in other assets	826,449	(943,891)	(3,910,486)
Increase (decrease) in other liabilities	(8,245,340)	10,269,563	2,721,335
Net cash provided by operating activities	33,713,281	43,382,821	30,098,622

Cash Flows from Investing Activities:
Net decrease (increase) in federal funds sold	(7,940,000)	(1,709,000)	26,930,000
Net decrease (increase) in interest-bearing deposits at financial institutions	12,137,820	(12,904,803)	(979,283)
Proceeds from sales of other real estate owned	1,138,520	2,084,696	7,696,026
Activity in securities portfolio:
Purchases	(179,785,944)	(179,598,630)	(232,092,732)
Calls, maturities and redemptions	43,010,478	117,876,284	211,942,737
Paydowns	38,495,801	33,169,638	15,476,369
Sales	71,091,580	134,188,737	81,410,368
Activity in restricted investment securities:
Purchases	(4,824,000)	(1,098,200)	(3,752,450)
Redemptions	515,000	2,450,000	4,476,100
Net increase in loans/leases originated and held for investment	(375,226,301)	(187,496,180)	(172,786,032)
Purchase of premises and equipment	(5,760,802)	(6,032,416)	(4,394,255)
Net cash paid for acquisitions	(3,368,909)	(69,905,355)	-
Net cash used in investing activities	(410,516,757)	(168,975,229)	(66,073,152)

Cash Flows from Financing Activities:
Net increase in deposits	385,082,234	302,390,928	200,988,645
Net decrease in short-term borrowings	(39,080,308)	(104,691,329)	(123,688,954)
Activity in Federal Home Loan Bank advances:
Term advances	1,600,000	-	5,000,000
Calls and maturities	(8,000,000)	(24,000,000)	(26,000,000)
Net change in short-term and overnight advances	60,900,000	20,500,000	47,000,000
Prepayments	(4,108,027)	(31,008,668)	(84,401,601)
Activity in other borrowings:
Proceeds from other borrowings	7,000,000	35,000,000	-
Calls, maturities and scheduled principal payments	(21,000,000)	-	(7,350,000)
Prepayments	-	(69,769,000)	(34,559,000)
Retirement of junior subordinated debentures	-	(3,955,000)	(1,762,000)
Payment of cash dividends on common and preferred stock	(2,494,260)	(1,981,541)	(782,054)
Net proceeds from common stock offering	-	29,828,916	63,484,123
Proceeds from issuance of common stock, net	2,055,507	2,105,774	1,552,673
Net cash provided by financing activities	381,955,146	154,420,080	39,481,832
Net increase in cash and due from banks	5,151,670	28,827,672	3,507,302
Cash and due from banks, beginning	70,569,993	41,742,321	38,235,019
Cash and due from banks, ending	$75,721,663	$70,569,993	$41,742,321

Continued

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued
Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015
Supplemental Disclosures of Cash Flow Information, cash payments for:
Interest	$19,053,645	$11,926,012	$14,027,512
Income and franchise taxes	13,039,516	10,758,611	2,619,288

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale and derivative instruments, net	1,092,153	(335,760)	(188,613)
Exchange of shares of common stock in connection with payroll taxes for restricted stock and options exercised	(1,009,797)	(568,875)	(68,706)
Tax benefit of nonqualified stock options exercised	-	394,149	93,096
Transfers of loans to other real estate owned	9,022,514	51,000	1,577,060
Due to broker for purchases of securities	-	2,655,492	-
Tax basis adjustment related to the acquisition of noncontrolling interest in m2 Lease Funds	-	2,132,415	-
Increase (decrease) in the fair market value of interest rate swap assets and liabilities	2,058,957	(706,244)	1,568,548
Dividends payable	692,874	522,573	468,583

Supplemental disclosure of cash flow information for acquisitions:
Fair value of assets acquired:
Cash and due from banks *	$4,434,511	$10,094,645	$-
Federal funds sold	-	698,000	-
Interest-bearing deposits at financial institutions	3,953,907	14,730,157	-
Securities	49,703,419	102,640,029	-
Loans receivable, net	192,517,677	419,029,277	-
Premises and equipment, net	4,808,343	20,684,880	-
Restricted investment securities	476,500	1,512,900	-
Other real estate owned	-	650,000	-
Core deposit intangible	2,698,301	6,352,653	-
Other assets	997,810	5,283,937	-
Total assets acquired	$259,590,468	$581,676,478	$-

Fair value of liabilities assumed:
Deposits	$212,467,514	$486,298,262	$-
Short-term borrowings	13,102,043	-	-
FHLB advances	4,108,027	20,368,877	-
Junior subordinated debentures	3,857,275	-	-
Other liabilities	2,595,883	4,897,564	-
Total liabilities assumed	236,130,742	511,564,703	-
Net assets acquired	$23,459,726	$70,111,775	$-
Consideration paid:
Cash paid *	$7,803,420	$80,000,000	$-
Common stock	30,879,485	-	-
Total consideration paid	38,682,905	80,000,000	-
Goodwill	$15,223,179	$9,888,225	$-
* Net cash paid at closing totaled $3,368,909 for acquisition of Guaranty Bank in 2017.
Net cash paid at closing totaled $69,905,355 for acquisition of CSB in 2016.

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

Allowance: Allowance for estimated losses on loans/leases	Goldman Sachs: Goldman Sachs and Company
AOCI: Accumulated other comprehensive income (loss)	HTM: Held to maturity
AFS: Available for sale	Iowa Superintendent: Iowa Superintendent of Banking
ASC: Accounting Standards Codification	LCR: Liquidity Coverage Ratio
ASC 805: Business Combination Standard	m2: m2 Lease Funds, LLC
ASU: Accounting Standards Update	MD&A: Management's Discussion & Analysis
BHCA: Bank Holding Company Act of 1956	MSA: Metropolitan Statistical Area
BOLI: Bank-owned life insurance	NIM: Net interest margin
Caps: Interest rate cap derivatives	NPA: Nonperforming asset
CFPB: Bureau of Consumer Financial Protection	NPL: Nonperforming loan
Community National: Community National Bancorporation	NSFR: Net Stable Funding Ratio
CNB: Community National Bank	OREO: Other real estate owned
CRA: Community Reinvestment Act	OTTI: Other-than-temporary impairment
CRBT: Cedar Rapids Bank & Trust Company	PCAOB: Public Company Accounting Oversight Board
CRE: Commercial real estate	PCI: Purchased credit impaired
CRE Guidance: Interagency Concentrations in Commercial Real Estate	Provision: Provision for loan/lease losses
Lending, Sound Risk Management Practices guidance	PUD LOC: Public Unit Deposit Letter of Credit
CSB: Community State Bank	QCBT: Quad City Bank & Trust Company
C&I: Commercial and industrial	RB&T: Rockford Bank & Trust Company
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	ROAA: Return on Average Assets
Consumer Protection Act	ROACE: Return on Average Common Equity
IDFPR: Illinois Department of Financial & Professional Regulation	ROAE: Return on Average Equity
DGCL: Delaware General Corporation Law	SBA: U.S. Small Business Administration
DIF: Deposit Insurance Fund	SBLF: Small Business Lending Fund
EPS: Earnings per share	SEC: Securities and Exchange Commission
Exchange Act: Securities Exchange Act of 1934, as amended	SERPs: Supplemental Executive Retirement Plans
FASB: Financial Accounting Standards Board	TA: Tangible assets
FDIC: Federal Deposit Insurance Corporation	Tax Act: Tax Cuts and Jobs Act
Federal Reserve: Board of Governors of the Federal Reserve System	TCE: Tangible common equity
FHLB: Federal Home Loan Bank	TDRs: Troubled debt restructurings
FICO: Financing Corporation	TEY: Tax equivalent yield
FRB: Federal Reserve Bank of Chicago	The Company: QCR Holdings, Inc.
FTEs: Full-time equivalents	Treasury: U.S. Department of the Treasury
GAAP: Generally Accepted Accounting Principles	USA Patriot Act: Uniting and Strengthening America by
Guaranty: Guaranty Bankshares, Ltd.	Providing Appropriate Tools Required to Intercept and
Guaranty Bank: Guaranty Bank and Trust Company	Obstruct Terrorism Act of 2001
USDA: U.S. Department of Agriculture

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Nature of business:

QCR Holdings, Inc. is a bank holding company that has elected to operate as a financial holding company under the BHCA. The Company provides bank and bank-related services through its banking subsidiaries, QCBT, CRBT, CSB and RB&T. The Company also engages in direct financing lease contracts through its wholly-owned equity investment by QCBT in m2, headquartered in Milwaukee, Wisconsin.

On October 1, 2017 the Company acquired Guaranty Bank, headquartered in Cedar Rapids, Iowa, from Guaranty. On December 2, 2017, the Company merged Guaranty Bank with and into CRBT, with CRBT as the surviving bank. On August 31, 2016, the Company acquired Community State Bank in Ankeny, Iowa (Des Moines MSA). The financial results of the acquisitions of both Guaranty Bank and CSB for the periods since acquisition are included in this report. See Note 2 to the Consolidated Financial Statements for additional information.

QCBT is a commercial bank that serves the Iowa and Illinois Quad Cities and adjacent communities. CRBT is a commercial bank that serves Cedar Rapids, Iowa, and adjacent communities including Cedar Falls and Waterloo, Iowa. CSB is a commercial bank that serves Des Moines, Iowa, and adjacent communities. RB&T is a commercial bank that serves Rockford, Illinois, and adjacent communities.

QCBT, CRBT, and CSB are chartered and regulated by the state of Iowa, and RB&T is chartered and regulated by the state of Illinois. All four subsidiary banks are insured and subject to regulation by the FDIC and all are members of and regulated by the Federal Reserve System.

The remaining subsidiaries of the Company consist of six non-consolidated subsidiaries formed for the issuance of trust preferred securities. See Note 12 for a listing of these subsidiaries and additional information.

Significant accounting policies:

Accounting estimates: The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance, OTTI of securities, the fair value of financial instruments, and the fair value of assets acquired/liabilities assumed in a business combination.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, except those six subsidiaries formed for the issuance of trust preferred securities which do not meet the criteria for consolidation. See Note 12 for a detailed listing of these subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $41,803,000 and $42,233,000 as of December 31, 2017 and 2016, respectively.

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

The Company discloses the allowance for credit losses (also known as the allowance) by portfolio segment, and credit quality information, impaired financing receivables, nonaccrual status, and TDRs by class of financing receivable.  A portfolio segment is the level at which the Company develops and documents a systematic methodology to determine its allowance for credit losses. A class of financing receivable is a further disaggregation of a portfolio segment based on risk characteristics and the Company’s method for monitoring and assessing credit risk. See the following information and Note 4.

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

For all classes of loans receivable, nonaccrual loans may be restored to accrual status provided the following criteria are met:

●	The loan is current, and all principal and interest amounts contractually due have been made;
●	All principal and interest amounts contractually due, including past due payments, are reasonably assured of repayment within a reasonable period; and
●	There is a period of minimum repayment performance, as follows, by the borrower in accordance with contractual terms:
○	Six months of repayment performance for contractual monthly payments, or
○	One year of repayment performance for contractual quarterly or semi-annual payments.

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

TDRs: TDRs exist when the Company, for economic or legal reasons related to the borrower’s/lessee’s financial difficulties, grants a concession (either imposed by court order, law, or agreement between the borrower/lessee and the Company) to the borrower/lessee that it would not otherwise consider. The Company attempts to maximize its recovery of the balances of the loans/leases through these various concessionary restructurings.

The following criteria, related to granting a concession, together or separately, create a TDR:

●	A modification of terms of a debt such as one or a combination of:

○	The reduction of the stated interest rate to a rate lower than the current market rate for new debt with similar risk.
○	The extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.
○	The reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.
○	The reduction of accrued interest.

●	A transfer from the borrower/lessee to the Company of receivables from third parties, real estate, other assets, or an equity position in the borrower to fully or partially satisfy a loan.

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

The Company’s lending policy specifies maximum term limits for C&I loans. For term loans, the maximum term is generally 7 years with average terms ranging from 3 to 5 years. For lines of credit, the maximum term is generally 365 days.

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

In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied loans. Owner-occupied loans are generally considered to have less risk. As of December 31, 2017 and 2016, approximately 26% and 30%, respectively, of the CRE loan portfolio was owner-occupied.

The Company’s lending policy incorporates regulatory guidelines which stipulate that non-owner occupied CRE lending in excess of 300% of total risk-based capital, and construction, land development, and other land loans in excess of 100% of total risk-based capital warrant the use of heightened risk management practices. As of December 31, 2017 and 2016, QCBT, CRBT and RB&T were in compliance with these limits. Although the CSB’s loan portfolio has historically been real estate dominated and its real estate portfolio levels exceed these policy limits, it has established a Credit Risk Committee to routinely monitor its real estate loan portfolio. CSB’s real estate levels, while still elevated at December 31, 2017, have declined since December 31, 2016.

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

For term C&I and CRE loans greater than $1,000,000, a loan review is required within 15 months of the most recent credit review. The review is completed in enough detail to, at a minimum, validate the risk rating. Additionally, the review shall include an analysis of debt service requirements, covenant compliance, if applicable, and collateral adequacy. The frequency of the review is generally accelerated for loans with poor risk ratings.

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

TDRs are considered impaired loans/leases and are subject to the same allowance methodology as described above for impaired loans/leases by portfolio segment. Once a loan is classified as a TDR, it will remain a TDR until the loan is paid off, charged off, moved to OREO or restructured into a new note without a concession. TDR status may also be removed if the TDR was restructured in a prior calendar year, is current, accruing interest and shows sustained performance.

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

OREO: Real estate acquired through, or in lieu of, loan foreclosures, is held for sale and initially recorded at fair value less costs to sell, establishing a new cost basis. Any writedown to fair value taken at the time of foreclosure is charged to the allowance. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Subsequent write-downs to fair value are charged to earnings.

Repossessed assets: Equipment or other non-real estate property acquired through, or in lieu of foreclosure, is held for sale and initially recorded at fair value less costs to sell.

Goodwill: The Company recorded goodwill totaling $3,222,688 from QCBT’s purchase of 80% of m2 in August 2005. Goodwill totaling $9,888,225 was also recognized as part of the acquisition of CSB in 2016. The goodwill is not being amortized, but is evaluated at least annually for impairment. An impairment charge is recognized when the calculated fair value of the reporting unit, including goodwill, is less than its carrying amount. Based on the annual analysis completed as of September 30, 2017, the Company determined that the goodwill was not impaired. Goodwill totaling $15,223,179 was also recognized as part of the acquisition of Guaranty Bank in 2017. See Note 2 to the Consolidated Financial Statements for additional information. This goodwill is not being amortized, and will be evaluated annually for impairment beginning in 2018.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Core deposit intangible: The Company has recorded a core deposit intangible from historical acquisitions including CNB, CSB and Guaranty Bank. The core deposit intangible was the portion of the acquisition purchase price which represented the value assigned to the existing deposit base at acquisition. See Notes 2 and 7 to the Consolidated Financial Statements for additional information. The core deposit intangibles have a finite life and are amortized over the estimated useful life of the deposits (estimated to be ten years).

Swap transactions: The Company offers a loan swap program to certain commercial loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the swap customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a counterparty. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. Additionally, the Company receives an upfront fee from the counterparty, dependent upon the pricing that is recognized upon receipt from the counterparty. Swap fee income totaled $3.1 million, $1.7 million and $1.7 million for the years ending December 31, 2017, 2016 and 2015, respectively.

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

Preferred stock: The Company currently has 250,000 shares of preferred stock authorized, but none outstanding as of December 31, 2017 and 2016. Should the Company have preferred stock outstanding in the future, dividends declared on those shares would be deducted from net income to arrive at net income available to common stockholders. Net income available to common stockholders would then be used in the earnings per share computations.

Treasury stock: Treasury stock is accounted for by the cost method, whereby shares of common stock reacquired are recorded at their purchase price. When treasury stock is reissued, any difference between the sales proceeds, or fair value when issued for business combinations, and the cost is recognized as a charge or credit to additional paid-in capital. The Company’s then outstanding treasury stock was retired in 2015.

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

As discussed in Note 15, during the years ended December 31, 2017, 2016, and 2015, the Company recognized stock-based compensation expense for the grant-date fair value of stock based awards that are expected to vest over the requisite service period of $1,187,035, $947,174 and $941,469, respectively. As required, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2017			2016			2015
Dividend yield	0.36%	to	0.47%	0.35%	to	0.51%	0.37%	to	0.46%
Expected volatility	29.64%	to	29.95%	29.32%	to	29.37%	28.92%	to	29.32%
Risk-free interest rate	2.50%	to	2.81%	1.73%	to	2.18%	1.89%	to	2.37%
Expected life of option grants (in years)		6			6			6
Weighted-average grant date fair value		$14.75			$7.31			$5.11

The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2017			2016			2015
Dividend yield	0.37%	to	0.42%	0.33%	to	0.59%	0.37%	to	0.45%
Expected volatility	19.80%	to	19.86%	12.70%	to	15.60%	8.81%	to	13.10%
Risk-free interest rate	0.67%	to	1.18%	0.39%	to	0.57%	0.09%	to	.016%
Expected life of purchase grants (in months)	3	to	6	3	to	6	3	to	6
Weighted-average grant date fair value		$6.42			$3.28			$2.39

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

As of December 31, 2017, there was $961,972 of unrecognized compensation cost related to stock options granted, which is expected to be recognized over a weighted average period of 1.92 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the 495,004 options that were in-the-money at December 31, 2017. The aggregate intrinsic value at December 31, 2017 was $13.2 million on options outstanding and $10.5 million on options exercisable. During the years ended December 31, 2017, 2016 and 2015, the aggregate intrinsic value of options exercised under the Company's stock option plans was $1,055,193, $1,525,902, and $480,354, respectively, and determined as of the date of the option exercise.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Restricted stock awards granted may not be sold or otherwise transferred until the service periods have lapsed. During the vesting periods, participants have voting rights and receive dividends. Upon termination of employment, common shares upon which the service periods have not lapsed must be returned to the Company.

All restricted share awards are classified as equity awards. The grant-date fair value of equity-classified restricted stock awards is amortized as compensation expense on a straight-line basis over the period restrictions lapse.

As of December 31, 2017, there was $1,210,425 of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.60 years.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

New accounting pronouncements:

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally effective for the Company on January 1, 2017, however, FASB issued ASU 2015-14 which deferred the effective date in order to provide additional time for both public and private entities to evaluate the impact. ASU 2014-09 was adopted by the Company on January 1, 2018 and had no significant financial impact on the Company’s consolidated financial statements. Under the standard, additional disclosures related to non-interest income will be required.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall. ASU 2016-01 makes targeted adjustments to GAAP by eliminating the available for sale classification for equity securities and requiring equity investments to be measured at fair value with changes in fair value recognized in net income. The standard also requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. The standard clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. It also requires an entity to present separately (within other comprehensive income) the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the standard eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01was adopted by the Company on January 1, 2018 and had no significant impact on the consolidated financial statements.

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

Effective January 1, 2017. The Company adopted ASU 2016-09, Compensation – Stock Compensation. Under the standard, the excess tax benefit (deficiency) related to stock options exercised and restricted stock awards vested is recorded as an adjustment to income tax expense. In the past, this tax benefit (deficiency) was recorded directly to equity. This change in accounting resulted in $1.2 million of reduced income tax expense for 2017.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under the standard, entities are allowed to make a one-time reclassification from AOCI to retained earnings for the effect of remeasuring deferred tax liabilities and assets originally recorded in other comprehensive income as a result of the change in the federal tax rate as defined by the Tax Act. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Companies may choose to early adopt for fiscal years or interim periods that have not been issued or made available for issuance as of February 14, 2018. The Company chose to early adopt ASU 2018-02 and apply the guidance to the consolidated financial statements for the year ended December 31, 2017. The reclassification from AOCI to retained earnings for 2017 totaled $304 thousand and is presented in the Consolidated Statements of Changes in Stockholders’ Equity.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Acquisitions

Guaranty Bank and Trust

On October 1, 2017 the Company acquired Guaranty Bank, headquartered in Cedar Rapids, Iowa, from Guaranty.Guaranty Bank is an Iowa-chartered bank that operates five banking locations throughout the Cedar Rapids metropolitan area.

The acquisition of Guaranty Bank allowed the Company to grow its market share in the Cedar Rapids market. Guaranty Bank has a strong core deposit base and retail franchise. Although Guaranty already has strong earnings, the Company has identified several opportunities for enhanced future earnings performance. Lastly, financial metrics related to the transaction were favorable, as measured by EPS accretion, ROAA accretion and earn back of tangible book value dilution.

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

To help fund the cash portion of the purchase price, on September 27, 2017, the Company executed a $7.0 million four-year term note with principal and interest due quarterly. See further information in Note 11. This note is included within other borrowings on the December 31, 2017 Consolidated Balance Sheets. The remaining cash consideration paid to Guaranty came from operating cash.

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

The excess of the consideration paid over the fair value of the net assets acquired is recorded as goodwill. This goodwill is deductible over 15 years for tax purposes.

The Company has several areas of specialization, including government guaranteed lending, C&I lending, interest rate swaps, leasing, wealth management, private banking and municipal bond offerings that will be offered in this expanded market, increasing future earnings potential. Guaranty Bank has a strong core deposit base. There is also value added to the Company through having an expanded footprint in a market that has strong growth potential. The experience and value of the personnel at Guaranty Bank and their knowledge of the expanded market is also beneficial.

On December 2, 2017, the Company merged Guaranty Bank with and into CRBT, with CRBT as the surviving bank. As part of the merger, the Guaranty Bank branches located at 302 3rd Avenue SE, Cedar Rapids, Iowa and 1819 42nd Street NE, Cedar Rapids, Iowa, permanently closed. These locations (with a cost basis (based upon acquisition date fair value) totaling $3.6 million) are now held for sale and are included in Other Assets in the December 31, 2017 consolidated balance sheet. The three remaining Guaranty Bank branches have become banking offices of CRBT.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Acquisitions (continued)

The fair values of the assets acquired and liabilities assumed including the consideration paid and resulting goodwill is as follows:

As of
October 1, 2017
ASSETS
Cash and due from banks	$4,434,511
Interest-bearing deposits at financial institutions	3,953,907
Securities	49,703,419
Loans/leases receivable, net	192,517,677
Premises and equipment	4,808,343
Restricted investment securities	476,500
Core deposit intangible	2,698,301
Other assets	997,810
Total assets acquired	$259,590,468

LIABILITIES
Deposits	$212,467,514
Short-term borrowings	13,102,043
FHLB advances	4,108,027
Junior subordinated debentures	3,857,275
Other liabilities	2,595,883
Total liabilities assumed	236,130,742
Net assets acquired	$23,459,726

CONSIDERATION PAID:
Cash	$7,803,420
Common stock	30,879,485
Total consideration paid	38,682,905
Goodwill	$15,223,179

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

Note 2. Acquisitions (continued)

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

For performing loans, the difference between the estimated fair value of the loans and the principal balance outstanding is accreted over the remaining life of the loans

The following table presents the purchased loans as of the acquisition date:

	PCI	Performing
	Loans	Loans	Total
Contractually required principal payments	$3,126,327	$192,982,439	$196,108,766
Nonaccretable discount	(1,147,198)	-	(1,147,198)
Principal cash flows expected to be collected	1,979,129	192,982,439	194,961,568
Accretable discount	(219,902)	(2,223,989)	(2,443,891)
Fair Value of acquired loans	$1,759,227	$190,758,450	$192,517,677

Changes in accretable yield for the loans acquired are as follows:

	For the year ended December 31, 2017
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$-	$-	$-
Discount added at acquisition	(219,902)	(2,223,989)	(2,443,891)
Accretion recognized	54,070	26,836	80,906
Balance at the end of the period	$(165,832)	$(2,197,153)	$(2,362,985)

During 2017, there was also $158 thousand of nonaccretable discount that was recognized due to the repayment of PCI loans.

Premises and equipment acquired with a fair value of $4,808,343 includes five branch locations with a fair value of $4,614,604, including a write-down of $998,343. The fair value was determined with the assistance of a third party appraiser. The buildings and related fair value adjustments will be recognized in depreciation expense over 39 years.

The Company recorded a core deposit intangible totaling $2,698,301 which is the portion of the acquisition purchase price which represents the value assigned to the existing deposit base. The core deposit intangible has a finite life and is amortized using an accelerated method over the estimated useful life of the deposits (estimated to be ten years). See Note 6 to the Consolidated Financial Statements for additional information.

During the current year, the Company incurred $1.1 million of expenses related to the acquisition, comprised primarily of legal, accounting and investment banking costs. These acquisition costs are presented on their own line within the consolidated statements of income. Also during 2017, the Company incurred $3.1 million of post-acquisition expenses, comprised primarily of personnel costs, IT integration, and conversion costs. Guaranty Bank results are included in the consolidated statements of income effective on the acquisition date.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Acquisitions (continued)

Unaudited pro forma combined operating results for the years ended December 31, 2017 and 2016, giving effect to the Guaranty Bank acquisition as if it had occurred as of January 1, 2016, are as follows:

	Year Ended December 31,
	2017	2016
	(dollars in thousands, except per share data)
Net interest income	$122,923	$102,902
Noninterest income	$32,703	$34,238
Net income	$38,728	$27,103

Earnings per common share:
Basic	$2.80	$2.05
Diluted	$2.73	$2.02

The pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 2016 or of future results of operations of the consolidated entities.

Community State Bank

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Acquisitions (continued)

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

Note 2. Acquisitions (continued)

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Acquisitions (continued)

For performing loans, the difference between the estimated fair value of the loans and the principal balance outstanding is accreted over the remaining life of the loans.

The following table presents the purchased loans as of the acquisition date:

	PCI	Performing
	Loans	Loans	Total
Contractually required principal payments	$8,349,688	$427,398,400	$435,748,088
Nonaccretable discount	(4,525,223)	-	(4,525,223)
Principal cash flows expected to be collected	$3,824,465	$427,398,400	$431,222,865
Accretable discount	(277,579)	(11,916,009)	(12,193,588)
Fair Value of acquired loans	$3,546,886	$415,482,391	$419,029,277

Changes in accretable yield for the loans acquired are as follows:

	For the year ended December 31, 2017
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$(194,306)	$(9,115,614)	$(9,309,920)
Accretion recognized	169,006	5,032,692	5,201,698
Balance at the end of the period	$(25,300)	$(4,082,922)	$(4,108,222)

	For the year ended December 31, 2016
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$-	$-	$-
Discount added at acquisition	(277,579)	(11,916,009)	(12,193,588)
Accretion recognized	83,273	2,800,395	2,883,668
Balance at the end of the period	$(194,306)	$(9,115,614)	$(9,309,920)

During 2017 and 2016, there was also $198 thousand and $186 thousand, respectively, of nonaccretable discount that was recognized due to the repayment of PCI loans.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Acquisitions (continued)

During 2016, the Company incurred $1.4 million of expenses related to the acquisition, comprised primarily of legal, accounting, and investment banking costs. These acquisition costs are presented on their own line within the consolidated statements of income. Also during 2016, the Company incurred $1.0 million of post-acquisition expenses, comprised primarily of personnel costs, IT integration, and conversion costs. CSB results are included in the consolidated statements of income effective on the acquisition date. For the period August 31, 2016 to December 31, 2016, CSB reported revenues of $11.4 million and net income of $2.1 million, which included $473 thousand of after tax acquisition costs.

During the current year, the Company incurred $1.2 million of post-acquisition compensation, transition and integration costs, comprised entirely of a fee that was paid for a core processor conversion of CSB.

Unaudited pro forma combined operating results for the years ended December 31, 2016 and 2015, giving effect to the CSB acquisition as if it had occurred as of January 1, 2015, are as follows:

	Year Ended December 31,
	2016	2015
	(dollars in thousands, except per share data)
Net interest income	$110,035	$98,483
Noninterest income	$34,773	$31,051
Net income	$34,137	$22,118

Earnings per common share:
Basic	$2.62	$1.91
Diluted	$2.58	$1.89

The pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 2015 or of future results of operations of the consolidated entities.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities

The amortized cost and fair value of investment securities as of December 31, 2017 and 2016 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
December 31, 2017:
Securities held to maturity:
Municipal securities	$378,424,205	$2,763,718	$(2,488,119)	$378,699,804
Other securities	1,050,000	-	-	1,050,000
	$379,474,205	$2,763,718	$(2,488,119)	$379,749,804

Securities available for sale:
U.S. govt. sponsored agency securities	$38,409,157	$37,344	$(349,967)	$38,096,534
Residential mortgage-backed and related securities	165,459,470	155,363	(2,313,529)	163,301,304
Municipal securities	66,176,364	660,232	(211,100)	66,625,496
Other securities	4,014,004	896,384	(25,815)	4,884,573
	$274,058,995	$1,749,323	$(2,900,411)	$272,907,907

December 31, 2016:
Securities held to maturity:
Municipal securities	$321,859,056	$2,200,577	$(4,694,734)	$319,364,899
Other securities	1,050,000	-	-	1,050,000
	$322,909,056	$2,200,577	$(4,694,734)	$320,414,899

Securities available for sale:
U.S. govt. sponsored agency securities	$46,281,306	$132,886	$(330,585)	$46,083,607
Residential mortgage-backed and related securities	150,465,222	174,993	(2,938,088)	147,702,127
Municipal securities	52,816,541	425,801	(637,916)	52,604,426
Other securities	4,046,332	703,978	(27,331)	4,722,979
	$253,609,401	$1,437,658	$(3,933,920)	$251,113,139

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2017 and 2016, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017:
Securities held to maturity:
Municipal securities	$23,750,826	$(354,460)	$72,611,780	$(2,133,659)	$96,362,606	$(2,488,119)

Securities available for sale:
U.S. govt. sponsored agency securities	$28,576,258	$(200,022)	$3,640,477	$(149,945)	$32,216,735	$(349,967)
Residential mortgage-backed and related securities	88,927,779	(871,855)	57,931,731	(1,441,674)	146,859,510	(2,313,529)
Municipal securities	10,229,337	(41,151)	9,997,433	(169,949)	20,226,770	(211,100)
Other securities	923,535	(25,815)	-	-	923,535	(25,815)
	$128,656,909	$(1,138,843)	$71,569,641	$(1,761,568)	$200,226,550	$(2,900,411)

December 31, 2016:
Securities held to maturity:
Municipal securities	$122,271,533	$(4,076,647)	$13,010,803	$(618,087)	$135,282,336	$(4,694,734)

Securities available for sale:
U.S. govt. sponsored agency securities	$21,788,139	$(257,640)	$5,499,012	$(72,945)	$27,287,151	$(330,585)
Residential mortgage-backed and related securities	121,506,582	(2,641,664)	7,437,615	(296,424)	128,944,197	(2,938,088)
Municipal securities	34,152,822	(618,462)	338,099	(19,454)	34,490,921	(637,916)
Other securities	3,177,414	(27,331)	-	-	3,177,414	(27,331)
	$180,624,957	$(3,545,097)	$13,274,726	$(388,823)	$193,899,683	$(3,933,920)

At December 31, 2017, the investment portfolio included 613 securities. Of this number, 223 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 0.8% of the total aggregate amortized cost. Of these 223 securities, 110 securities had an unrealized loss for 12 months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and/or it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At December 31, 2017 and 2016, the Company’s equity securities represent less than 1% of the total portfolio.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

The Company did not recognize OTTI on any debt or equity securities for the years ended December 31, 2017, 2016 or 2015.

All sales of securities for the years ended December 31, 2017, 2016 and 2015, respectively, were from securities identified as AFS. Information on proceeds received, as well as the gains and losses from the sale of those securities are as follows:

	2017	2016	2015

Proceeds from sales of securities	$71,091,580	$134,188,737	$81,410,368
Gross gains from sales of securities	67,351	4,845,009	1,045,444
Gross losses from sales of securities	(155,236)	(252,611)	(246,461)

In September 2016, the Company sold an equity security and recognized a pre-tax gross gain on the sale of $4,010,877. The equity security was acquired by the Company at no cost as part of a membership in the invested company in 2002.

The amortized cost and fair value of securities as of December 31, 2017, by contractual maturity are shown below. Expected maturities of mortgage-backed and related securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. “Other securities” available for sale are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$2,912,158	$2,909,816
Due after one year through five years	20,838,734	20,896,388
Due after five years	355,723,313	355,943,600
	$379,474,205	$379,749,804
Securities available for sale:
Due in one year or less	$1,991,755	$1,996,584
Due after one year through five years	26,984,843	26,986,584
Due after five years	75,608,923	75,738,862
	$104,585,521	$104,722,030
Residential mortgage-backed and related securities	165,459,470	163,301,304
Other securities	4,014,004	4,884,573
	$274,058,995	$272,907,907

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

Portions of the U.S. government sponsored agencies and municipal securities contain call options, at the discretion of the issuer, to terminate the security at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value
Securities held to maturity:
Municipal securities	$208,103,672	$208,961,233

Securities available for sale:
U.S. govt. sponsored agency securities	5,048,756	4,988,073
Municipal securities	57,554,280	57,817,498
	$62,603,036	$62,805,571

As of December 31, 2017 and 2016, investment securities with a carrying value of $78,642,843 and $118,811,905, respectively, were pledged on FHLB advances, customer and wholesale repurchase agreements, and for other purposes as required or permitted by law.

As of December 31, 2017, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 131 issuers with fair values totaling $108.0 million and revenue bonds issued by 145 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $337.3 million. The Company held investments in general obligation bonds in 26 states, including 6 states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 16 states, including 7 states in which the aggregate fair value exceeded $5.0 million.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuer’s state:

December 31, 2017:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Illinois	20	$19,328,700	$19,514,024	$975,701
Iowa	16	13,881,689	13,969,512	873,095
Missouri	17	9,243,355	9,308,287	547,546
North Dakota	7	21,626,574	21,724,197	3,103,457
Ohio	9	8,002,705	7,938,028	882,003
Texas	17	11,253,775	11,308,848	665,226
Other	45	24,000,278	24,215,119	538,114
Total general obligation bonds	131	$107,337,076	$107,978,015	$824,260

December 31, 2016:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Illinois	19	$29,214,559	$29,308,438	$1,542,549
Iowa	27	32,258,612	32,231,936	1,193,775
Missouri	14	8,291,192	8,323,245	594,518
North Dakota	7	22,169,050	21,499,075	3,071,296
Ohio	8	6,790,398	6,651,897	831,487
Other	41	18,481,496	18,458,044	450,196
Total general obligation bonds	116	$117,205,307	$116,472,635	$1,004,074

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuer’s state:

December 31, 2017:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Illinois	2	$17,211,441	$17,408,544	$8,704,272
Indiana	26	51,171,818	50,861,336	1,956,205
Iowa	29	68,724,899	69,079,470	2,382,051
Kansas	6	12,873,329	12,877,087	2,146,181
Missouri	56	106,259,015	106,232,837	1,897,015
North Dakota	5	11,451,560	11,351,676	2,270,335
Ohio	10	55,766,091	55,820,203	5,582,020
Other	11	13,805,340	13,716,132	1,246,921
Total revenue bonds	145	$337,263,493	$337,347,285	$2,326,533

December 31, 2016:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Indiana	22	$47,994,737	$47,582,138	$2,162,824
Iowa	31	70,788,393	71,142,393	2,294,916
Kansas	6	13,476,366	13,427,491	2,237,915
Missouri	47	90,784,441	89,664,013	1,907,745
North Dakota	4	8,089,067	7,796,381	1,949,095
Ohio	3	13,650,000	13,405,222	4,468,407
Other	7	12,687,286	12,479,052	1,782,722
Total revenue bonds	120	$257,470,290	$255,496,690	$2,129,139

As of December 31, 2017 and 2016, the Company did not hold general obligation or revenue bonds of any single issuer, the aggregate book or market value of which exceeded 5% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services (water, sewer, education, medical facilities).

The Company’s municipal securities are owned by each of the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually and as of December 31, 2017, all were well-within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of total risk-based capital.

As of December 31, 2017, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credits ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable

The composition of the loan/lease portfolio as of December 31, 2017 and 2016 is presented as follows:

	2017	2016

C&I loans	$1,134,516,315	$827,637,263
CRE loans
Owner-occupied CRE	332,742,477	332,387,621
Commercial construction, land development, and other land	186,402,404	165,149,491
Other non owner-occupied CRE	784,347,000	595,921,748
	1,303,491,882	1,093,458,860

Direct financing leases *	141,448,232	165,419,360
Residential real estate loans **	258,646,265	229,233,104
Installment and other consumer loans	118,610,799	81,665,695
	2,956,713,493	2,397,414,282
Plus deferred loan/lease origination costs, net of fees	7,771,907	8,072,703
	2,964,485,400	2,405,486,985
Less allowance	(34,355,728)	(30,757,448)
	$2,930,129,672	$2,374,729,537

* Direct financing leases:
Net minimum lease payments to be received	$156,583,887	$184,274,802
Estimated unguaranteed residual values of leased assets	929,932	1,085,154
Unearned lease/residual income	(16,065,587)	(19,940,596)
	141,448,232	165,419,360
Plus deferred lease origination costs, net of fees	4,624,027	5,881,778
	146,072,259	171,301,138
Less allowance	(2,382,098)	(3,111,898)
	$143,690,161	$168,189,240

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

At December 31, 2017, the Company had 10 leases remaining with residual values totaling $929,932 that were not protected with a lease end options rider. At December 31, 2016, the Company had 13 leases remaining with residual values totaling $1,085,164 that were not protected with a lease end options rider. Management has performed specific evaluations of these unguaranteed residual values and determined that the valuations are appropriate. There were no losses related to unguaranteed residual values during the years ended December 31, 2017, 2016, and 2015.

**Includes residential real estate loans held for sale totaling $645,001 and $1,135,500 as of December 31, 2017 and 2016, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Changes in accretable yield for the loans acquired in the CSB and Guaranty Bank acquisitions are as follows:

	For the year ended December 31, 2017
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$(194,306)	$(9,115,614)	$(9,309,920)
Discount added at acquisition	(219,902)	(2,223,989)	(2,443,891)
Accretion recognized	223,076	5,059,528	5,282,604
Balance at the end of the period	$(191,132)	$(6,280,075)	$(6,471,207)

	For the year ended December 31, 2016
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$-	$-	$-
Discount added at acquisition	(277,579)	(11,916,009)	(12,193,588)
Accretion recognized	83,273	2,800,395	2,883,668
Balance at the end of the period	$(194,306)	$(9,115,614)	$(9,309,920)

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2017 and 2016 is presented as follows:

	2017
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$1,124,734,486	$8,306,829	$243,647	$-	$1,231,353	$1,134,516,315
CRE
Owner-Occupied CRE	331,868,142	540,435	-	-	333,900	332,742,477
Commercial Construction, Land Development, and Other Land	181,558,092	-	-	-	4,844,312	186,402,404
Other Non Owner-Occupied CRE	782,526,249	572,877	4,146	-	1,243,728	784,347,000
Direct Financing Leases	137,708,397	1,305,191	259,600	-	2,175,044	141,448,232
Residential Real Estate	253,261,821	3,552,709	393,410	74,519	1,363,806	258,646,265
Installment and Other Consumer	117,773,259	517,537	56,760	14,152	249,091	118,610,799
	$2,929,430,446	$14,795,578	$957,563	$88,671	$11,441,234	$2,956,713,493

As a percentage of total loan/lease portfolio	99.08%	0.50%	0.03%	0.00%	0.39%	100.00%

	2016
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$821,637,507	$1,455,185	$10,551	$346,234	$4,187,786	$827,637,263
CRE
Owner-Occupied CRE	331,812,571	-	242,902	-	332,148	332,387,621
Commercial Construction, Land Development, and Other Land	160,760,034	35,638	-	-	4,353,819	165,149,491
Other Non Owner-Occupied CRE	594,384,926	100,673	-	-	1,436,149	595,921,748
Direct Financing Leases	161,452,627	730,627	574,700	215,225	2,446,181	165,419,360
Residential Real Estate	227,023,552	473,478	365,581	294,854	1,075,639	229,233,104
Installment and Other Consumer	81,199,766	204,973	63,111	110,501	87,344	81,665,695
	$2,378,270,983	$3,000,574	$1,256,845	$966,814	$13,919,066	$2,397,414,282

As a percentage of total loan/lease portfolio	99.20%	0.13%	0.05%	0.04%	0.58%	100.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

NPLs by classes of loans/leases as of December 31, 2017 and 2016 is presented as follows:

	2017
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Accruing TDRs	Total NPLs	Percentage of Total NPLs

C&I	$-	$1,231,353	$5,224,182	$6,455,535	34.63%
CRE
Owner-Occupied CRE	-	333,900	107,322	441,222	2.37%
Commercial Construction, Land Development, and Other Land	-	4,844,312	-	4,844,312	25.99%
Other Non Owner-Occupied CRE	-	1,243,728	-	1,243,728	6.67%
Direct Financing Leases	-	2,175,044	1,494,448	3,669,492	19.68%
Residential Real Estate	74,519	1,363,806	272,493	1,710,818	9.18%
Installment and Other Consumer	14,152	249,091	14,027	277,270	1.49%
	$88,671	$11,441,234	$7,112,472	$18,642,377	100.00%

*At December 31, 2017, nonaccrual loans/leases included $2,282,495 of TDRs, including $122,598 in C&I loans, $1,336,871 in CRE loans, $700,255 in direct financing leases, $115,190 in residential real estate loans, and $7,581 in installment loans.

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

** At December 31, 2016, nonaccrual loans/leases included $2,300,479 of TDRs, including $48,501 in C&I loans, $1,380,047 in CRE loans, $816,149 in direct financing leases, $43,579 in residential real estate loans, and $12,203 in installment loans.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Changes in the allowance by portfolio segment for the years ended December 31, 2017, 2016, and 2015 are presented as follows:

	Year Ended December 31, 2017
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$12,545,110	$11,670,609	$3,111,898	$2,342,344	$1,087,487	$30,757,448
Provisions charged to expense	2,736,296	4,044,460	1,369,624	197,034	122,505	8,469,919
Loans/leases charged off	(1,149,790)	(1,795,229)	(2,284,910)	(102,088)	(41,196)	(5,373,213)
Recoveries on loans/leases previously charged off	191,420	42,848	185,486	29,141	52,679	501,574
Balance, ending	$14,323,036	$13,962,688	$2,382,098	$2,466,431	$1,221,475	$34,355,728

	Year Ended December 31, 2016
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$10,484,080	$9,375,117	$3,395,088	$1,790,150	$1,096,471	$26,140,906
Provisions (credits) charged to expense	2,478,912	2,286,953	2,127,463	628,114	(43,276)	7,478,166
Loans/leases charged off	(527,152)	(24,304)	(2,503,417)	(76,820)	(112,490)	(3,244,183)
Recoveries on loans/leases previously charged off	109,270	32,843	92,764	900	146,782	382,559
Balance, ending	$12,545,110	$11,670,609	$3,111,898	$2,342,344	$1,087,487	$30,757,448

	Year Ended December 31, 2015
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$8,833,832	$8,353,386	$3,359,400	$1,525,952	$1,001,795	$23,074,365
Provisions charged to expense	1,470,526	3,080,611	1,688,031	430,087	201,645	6,870,900
Loans/leases charged off	(453,782)	(2,560,749)	(1,788,772)	(169,996)	(251,838)	(5,225,137)
Recoveries on loans/leases previously charged off	633,504	501,869	136,429	4,107	144,869	1,420,778
Balance, ending	$10,484,080	$9,375,117	$3,395,088	$1,790,150	$1,096,471	$26,140,906

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The allowance by impairment evaluation and by portfolio segment as of December 31, 2017 and 2016 is presented as follows:

	2017
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$715,627	$1,429,460	$504,469	$355,167	$38,596	$3,043,319
Allowance for nonimpaired loans/leases	13,607,409	12,533,228	1,877,629	2,111,264	1,182,879	31,312,409
	$14,323,036	$13,962,688	$2,382,098	$2,466,431	$1,221,475	$34,355,728

Impaired loans/leases	$6,248,209	$6,529,262	$3,669,492	$1,704,846	$202,354	$18,354,163
Nonimpaired loans/leases	1,128,268,106	1,296,962,620	137,778,740	256,941,419	118,408,445	2,938,359,330
	$1,134,516,315	$1,303,491,882	$141,448,232	$258,646,265	$118,610,799	$2,956,713,493

Allowance as a percentage of impaired loans/leases	11.45%	21.89%	13.75%	20.83%	19.07%	16.58%
Allowance as a percentage of nonimpaired loans/leases	1.21%	0.97%	1.36%	0.82%	1.00%	1.07%
Total allowance as a percentage of total loans/leases	1.26%	1.07%	1.68%	0.95%	1.03%	1.16%

	2016
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$1,771,537	$693,919	$848,919	$289,112	$39,481	$3,642,968
Allowance for nonimpaired loans/leases	10,773,573	10,976,690	2,262,979	2,053,232	1,048,006	27,114,480
	$12,545,110	$11,670,609	$3,111,898	$2,342,344	$1,087,487	$30,757,448

Impaired loans/leases	$8,936,451	$6,112,114	$3,256,264	$1,661,180	$106,090	$20,072,099
Nonimpaired loans/leases	818,700,812	1,087,346,746	162,163,096	227,571,924	81,559,605	2,377,342,183
	$827,637,263	$1,093,458,860	$165,419,360	$229,233,104	$81,665,695	$2,397,414,282

Allowance as a percentage of impaired loans/leases	19.82%	11.35%	26.07%	17.40%	37.21%	18.15%
Allowance as a percentage of nonimpaired loans/leases	1.32%	1.01%	1.40%	0.90%	1.28%	1.14%
Total allowance as a percentage of total loans/leases	1.52%	1.07%	1.88%	1.02%	1.33%	1.28%

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

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the years ended December 31, 2017, 2016, and 2015 are presented as follows:

	2017
Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,634,269	$1,644,706	$-	$1,406,310	$71,183	$71,183
CRE
Owner-Occupied CRE	289,261	289,261	-	79,317	11,902	11,902
Commercial Construction, Land Development, and Other Land	-	-	-	-	-	-
Other Non Owner-Occupied CRE	1,171,565	1,171,565	-	1,176,738	-	-
Direct Financing Leases	2,944,540	2,944,540	-	2,879,695	132,167	132,167
Residential Real Estate	943,388	1,018,167	-	685,807	1,161	1,161
Installment and Other Consumer	134,245	134,245	-	126,474	-	-
	$7,117,268	$7,202,484	$-	$6,354,341	$216,413	$216,413

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$4,613,940	$4,617,879	$715,627	$4,584,142	$203,221	$203,221
CRE
Owner-Occupied CRE	151,962	151,962	48,462	221,260	-	-
Commercial Construction, Land Development, and Other Land	4,844,312	4,844,312	1,379,235	4,447,831	-	-
Other Non Owner-Occupied CRE	72,163	72,163	1,763	44,667	-	-
Direct Financing Leases	724,953	724,953	504,469	625,107	-	-
Residential Real Estate	761,458	761,458	355,167	549,286	14,990	14,990
Installment and Other Consumer	68,109	68,109	38,596	40,152	410	410
	$11,236,897	$11,240,836	$3,043,319	$10,512,445	$218,621	$218,621

Total Impaired Loans/Leases:
C&I	$6,248,209	$6,262,585	$715,627	$5,990,452	$274,404	$274,404
CRE
Owner-Occupied CRE	441,222	441,222	48,462	300,577	11,902	11,902
Commercial Construction, Land Development, and Other Land	4,844,312	4,844,312	1,379,235	4,447,831	-	-
Other Non Owner-Occupied CRE	1,243,728	1,243,728	1,763	1,221,405	-	-
Direct Financing Leases	3,669,492	3,669,492	504,469	3,504,802	132,167	132,167
Residential Real Estate	1,704,846	1,779,625	355,167	1,235,093	16,151	16,151
Installment and Other Consumer	202,354	202,354	38,596	166,626	410	410
	$18,354,163	$18,443,318	$3,043,319	$16,866,786	$435,034	$435,034

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

	2016
Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$841,895	$951,600	$-	$2,858,343	$16,748	$16,748
CRE
Owner-Occupied CRE	-	93,774	-	312,242	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	-	-	-
Other Non Owner-Occupied CRE	1,196,549	1,196,549	-	1,322,654	-	-
Direct Financing Leases	1,690,121	1,690,121	-	1,731,982	43,461	43,461
Residential Real Estate	853,294	892,495	-	964,590	9,903	9,903
Installment and Other Consumer	55,734	55,734	-	321,175	4,475	4,475
	$4,637,593	$4,880,273	$-	$7,510,986	$74,587	$74,587

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$8,094,556	$8,098,395	$1,771,537	$2,959,495	$17,742	$17,742
CRE
Owner-Occupied CRE	322,148	322,148	57,398	385,269	-	-
Commercial Construction, Land Development, and Other Land	4,353,817	4,353,819	577,611	1,022,930	-	-
Other Non Owner-Occupied CRE	239,600	239,600	58,910	47,920	-	-
Direct Financing Leases	1,566,143	1,566,143	848,919	841,733	36,303	36,303
Residential Real Estate	807,886	882,018	289,112	573,211	11,675	11,675
Installment and Other Consumer	50,356	50,356	39,481	40,384	527	527
	$15,434,506	$15,512,479	$3,642,968	$5,870,942	$66,247	$66,247

Total Impaired Loans/Leases:
C&I	$8,936,451	$9,049,995	$1,771,537	$5,817,838	$34,490	$34,490
CRE
Owner-Occupied CRE	322,148	415,922	57,398	697,511	-	-
Commercial Construction, Land Development, and Other Land	4,353,817	4,353,819	577,611	1,022,930	-	-
Other Non Owner-Occupied CRE	1,436,149	1,436,149	58,910	1,370,574	-	-
Direct Financing Leases	3,256,264	3,256,264	848,919	2,573,715	79,764	79,764
Residential Real Estate	1,661,180	1,774,513	289,112	1,537,801	21,578	21,578
Installment and Other Consumer	106,090	106,090	39,481	361,559	5,002	5,002
	$20,072,099	$20,392,752	$3,642,968	$13,381,928	$140,834	$140,834

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of December 31, 2017 and 2016:

	2017
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$1,098,722,101	$318,293,608	$179,142,839	$767,119,909	$2,363,278,457	96.94%
Special Mention (Rating 6)	10,944,924	8,230,060	1,780,000	10,068,870	31,023,854	1.27%
Substandard (Rating 7)	24,578,731	6,218,809	5,479,565	7,158,221	43,435,326	1.78%
Doubtful (Rating 8)	270,559	-	-	-	270,559	0.01%
	$1,134,516,315	$332,742,477	$186,402,404	$784,347,000	$2,438,008,197	100.00%

	2017
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$137,778,740	$256,935,448	$118,333,529	$513,047,716	98.91%
Nonperforming	3,669,492	1,710,818	277,270	5,657,580	1.09%
	$141,448,232	$258,646,265	$118,610,799	$518,705,296	100.00%

	2016
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$796,568,451	$314,447,662	$158,108,465	$582,854,048	$1,851,978,626	96.40%
Special Mention (Rating 6)	6,305,772	7,559,380	1,780,000	4,437,122	$20,082,274	1.05%
Substandard (Rating 7)	24,763,040	10,380,369	5,261,026	8,630,578	$49,035,013	2.55%
Doubtful (Rating 8)	-	210	-	-	$210	0.00%
	$827,637,263	$332,387,621	$165,149,491	$595,921,748	$1,921,096,123	100.00%

	2016
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$161,749,710	$227,277,070	$81,449,104	$470,475,884	98.77%
Nonperforming	3,669,650	1,956,034	216,591	$5,842,275	1.23%
	$165,419,360	$229,233,104	$81,665,695	$476,318,159	100.00%

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing troubled debt restructurings.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

As of December 31, 2017 and 2016, TDRs totaled $9,394,967 and $8,647,007, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the years ended December 31, 2017 and 2016. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of restructuring. The specific allowance is as of December 31, 2017 and 2016, respectively. The following excludes any TDRs that were restructured and paid off or charged off in the same year.

	2017
Classes of Loans/Leases	Number of Loans / Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of Maturity
Direct Financing Leases	3	$115,236	$115,236	$-
	3	$115,236	$115,236	$-

CONCESSION - Significant Payment Delay
C&I	7	$826,531	$826,531	$62,596
CRE - Owner Occupied	1	$107,322	$107,322	-
Direct Financing Leases	24	1,703,255	1,703,255	-
	32	$2,637,108	$2,637,108	$62,596

TOTAL	35	$2,752,344	$2,752,344	$62,596

	2016
Classes of Loans/Leases	Number of Loans/Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of Maturity
C&I	3	$247,476	$247,476	$60,767
Direct Financing Leases	4	410,653	410,653	38,476
Residential Real Estate	1	277,092	277,092	187,492
	8	$935,221	$935,221	$286,735

CONCESSION - Significant Payment Delay
C&I	7	$4,562,427	$4,562,427	$813,041
Direct Financing Leases	13	1,149,493	1,149,493	125,940
	20	$5,711,920	$5,711,920	$938,981

CONCESSION - Interest Rate Adjusted Below Market
CRE - Other	1	$1,233,740	$1,233,740	$-
	1	$1,233,740	$1,233,740	$-

TOTAL	29	$7,880,881	$7,880,881	$1,225,716

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Of the TDRs reported above, seven with a post-modification recorded investment totaling $279,245 were on nonaccrual as of December 31, 2017 and eight with a post-modification recorded investment totaling $2,008,424 was on nonaccrual as of December 31, 2016.

For the year ended December 31, 2017, the Company had six TDRs totaling $251,940 that redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. For the year ended December 31, 2016, the Company had no TDRs that redefaulted within 12 months subsequent to restructure.

Not included in the table above, the Company had two TDRs that were restructured and charged off in 2017, totaling $65,623. There were three TDRs that were both restructured and charged off in 2016, totaling $341,952.

Loans are made in the normal course of business to directors, executive officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate committed amount of loans greater than or equal to $60,000 during the years ended December 31, 2017, 2016, and 2015, is as follows:

	2017	2016	2015

Balance, beginning	$61,608,976	$42,012,313	$42,469,111
Net increase (decrease) due to change in related parties	11,926,759	19,945,960	(3,606,418)
Advances	13,090,798	4,806,616	19,040,675
Repayments	(20,184,585)	(5,155,913)	(15,891,055)
Balance, ending	$66,441,948	$61,608,976	$42,012,313

The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio includes a concentration of loans in certain industries as of December 31, 2017 and 2016 as follows:

	2017		2016
Industry Name	Balance	Percentage of Total Loans/Leases	Balance	Percentage of Total Loans/Leases

Lessors of Non-Residential Buildings	$400,622,681	14%	$359,040,649	15%
Lessors of Residential Buildings	370,353,561	12%	166,036,201	7%
Administration of Urban Planning & Community & Rural Development	83,343,541	3%	37,097,000	2%
Bank Holding Companies	66,950,294	2%	66,069,612	3%
Nonresidential Property Managers	51,984,722	2%	76,504,076	3%

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2017 and 2016:

	2017	2016

Land	$13,466,930	$12,936,223
Buildings (useful lives 15 to 50 years)	53,633,788	51,546,499
Furniture and equipment (useful lives 3 to 10 years)	31,984,631	28,458,946
Premises and equipment	99,085,349	92,941,668
Less accumulated depreciation	36,247,094	32,298,160
Premises and equipment, net	$62,838,255	$60,643,508

Certain facilities are leased under operating leases. Rental expense was $348,467, $334,977, and $339,839 for the years ended December 31, 2017, 2016, and 2015, respectively.

Future minimum rental commitments under noncancelable leases are as follows as of December 31, 2017:

Year ending December 31:
2018	363,791
2019	355,727
2020	259,798
2021	159,708
2022	91,969
Thereafter	62,858
$1,293,851

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

The project total was estimated at $3.7 million. This was the full contract price, as subcontractors will be utilized to complete the work. It is estimated that the entity received $2.2 million for its work as the general contractor, including payments for a portion of the actual construction costs as the entity completed a portion of the subcontracting work in addition to being the general contractor. As of December 31, 2017, the project was complete and there was no outstanding commitment remaining.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Goodwill and Intangibles

The following table presents the changes in the carrying amount of goodwill as of December 31, 2017 and 2016:

	2017	2016
Balance at the beginning of period	$13,110,913	$3,222,688
Goodwill from acquisition of Guaranty Bank	15,223,179	-
Goodwill from acquisition of CSB	-	9,888,225
Balance at the end of period	$28,334,092	$13,110,913

The following table presents the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2017 and 2016:

	2017	2016
Balance at the beginning of the period	$7,381,213	$1,471,410
Core deposit intangible from acquisition of Guaranty Bank	2,698,301	-
Core deposit intangible from acquisition of CSB	-	6,352,653
Amortization expense	(1,000,561)	(442,850)
Balance at the end of the period	$9,078,953	$7,381,213

Gross carrying amount	$11,046,081	$8,347,780
Accumulated amortization	(1,967,128)	(966,567)
Net book value	$9,078,953	$7,381,213

The following table presents the estimated amortization of the core deposit intangible:

Years ending December 31,	Amount
2018	$1,218,202
2019	1,196,331
2020	1,169,934
2021	1,139,012
2022	1,103,565
Thereafter	3,251,909
$9,078,953

See Note 2 to the Consolidated Financial Statements for additional information regarding the acquisitions of CSB and Guaranty Bank and the related goodwill and core deposit intangible.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Derivatives and Hedging Activities

Below is a summary of the interest rate cap derivatives held by the Company as of December 31, 2017 and 2016. An initial premium of $2.1 million was paid upfront for the two caps. The fair value of these instruments will fluctuate with market value changes, as well as amortization of the initial premium to interest expense.

Effective Date	Maturity Date	Balance Sheet Location	Notional Amount	Accounting Treatment	December 31, 2017 Fair Value	December 31, 2016 Fair Value
June 5, 2014	June 5, 2019	Other Assets	$15,000,000	Cash Flow Hedging	$190,085	$179,939
June 5, 2014	June 5, 2021	Other Assets	15,000,000	Cash Flow Hedging	316,615	396,588
			$30,000,000		$506,700	$576,527

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges to the extent they are effective hedges, are recorded as a component of accumulated other comprehensive income. The following is a summary of how AOCI was impacted during the reporting periods:

	Year Ended
	December 31, 2017	December 31, 2016
Unrealized loss at beginning of period, net of tax	$(932,156)	$(799,421)
Amount reclassified from accumulated other comprehensive income to noninterest income related to hedge ineffectiveness	-	(76,797)
Amount reclassified from accumulated other comprehensive income to noninterest expense related to hedge ineffectiveness	79,757	-
Amount reclassified from accumulated other comprehensive income to interest expense related to caplet amortization	405,134	152,087
Amount of loss recognized in other comprehensive income, net of tax	(357,762)	(208,025)
Unrealized loss at end of period, net of tax	$(805,027)	$(932,156)

Changes in the fair value related to the ineffective portion of cash flow hedges, are reported in noninterest income during the period of the change. As shown in the table above, $79,757 of expense and $76,797 of income from the change in fair value for the years ending December 31, 2017 and 2016, respectively, was due to ineffectiveness.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $250,000, was $364,329,340 and $300,852,485 as of December 31, 2017 and 2016, respectively.

As of December 31, 2017, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:
2018	$478,334,220
2019	86,231,955
2020	18,143,039
2021	8,223,919
2022	5,071,695
Thereafter	67,050
$596,071,878

The Company had a $35.0 million PUD LOC with the FHLB of Des Moines and a $10.1 million PUD LOC with the FHLB of Chicago for the purpose of providing additional collateral on public deposits as of December 31, 2017. As of December 31, 2016, the Company had a $40.0 million PUD LOC with the FHLB of Des Moines and a $7.0 million PUD LOC with the FHLB of Chicago. There were no amounts outstanding under these letters of credit as of December 31, 2017 or 2016.

Note 9. Short-Term Borrowings

Short-term borrowings as of December 31, 2017 and 2016 are summarized as follows:

	2017	2016

Overnight repurchase agreements with customers	$7,003,122	$8,131,387
Federal funds purchased	6,990,000	31,840,000
	$13,993,122	$39,971,387

The Company’s overnight repurchase agreements with customers are collateralized by investment securities with carrying values as follows:

	2017	2016
U.S. govt. sponsored agency securities	$2,077,702	$630,077
Residential mortgage-backed and related securities	18,816,280	19,090,261
Total securities pledged to overnight customer repurchase agreements	20,893,982	19,720,338
Less: overcollateralized position	13,890,860	11,588,951
	$7,003,122	$8,131,387

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Short-Term Borrowings (continued)

The securities underlying the agreements as of December 31, 2017 and 2016 were under the Company's control in safekeeping at third-party financial institutions.

Information concerning overnight repurchase agreements with customers is summarized as follows as of December 31, 2017 and 2016:

	2017	2016

Average daily balance during the period	$7,475,824	$30,082,866
Average daily interest rate during the period	0.08%	0.07%
Maximum month-end balance during the period	$11,829,201	$59,833,229
Weighted average rate as of end of period	0.15%	0.02%

Information concerning federal funds purchased is summarized as follows as of December 31, 2017 and 2016:

	2017	2016

Average daily balance during the period	$13,486,239	$19,105,595
Average daily interest rate during the period	1.31%	0.56%
Maximum month-end balance during the period	$33,650,000	$51,750,000
Weighted average rate as of end of period	1.24%	0.70%

Note 10. FHLB Advances

The subsidiary banks are members of the FHLB of Des Moines or Chicago. Maturity and interest rate information on advances from FHLB as of December 31, 2017 and 2016 is as follows:

	December 31, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End
Maturity:
Year ending December 31:
2017	$-	-	$112,500,000	0.78%
2018	190,400,000	1.82	25,000,000	3.35
2020	1,600,000	1.75	-	-
Total FHLB advances	$192,000,000	1.82%	$137,500,000	1.25%

*Of the advances outstanding, a portion have putable options which allow the FHLB, at its discretion, to terminate the advances and require the subsidiary banks to repay at predetermined dates prior to the stated maturity date of the advances.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. FHLB Advances (continued)

Advances are collateralized by loans of $850,115,910 and $669,513,037 as of December 31, 2017 and 2016, respectively, in aggregate. On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type. Advances are collateralized by securities of $6,690,525 as of December 31, 2017, in aggregate. As of December 31, 2016, there were no securities pledged to advances. The Company continues to pledge loans under blanket liens to provide off balance sheet liquidity.

As of December 31, 2017 and included with the 2018 maturity grouping above are $165.4 million of short-term advances from the FHLB. These advances have maturities ranging from 1 day to 1 month. Short-term and overnight advances totaled $104.5 million as of December 31, 2016 and had maturities ranging from 1 day to 1 month.

Throughout 2016, the Company executed several balance sheet restructuring strategies in an effort to reduce reliance on wholesale funding. These strategies will continue to be evaluated in the future. A summary of prepayments of FHLB advances related to these restructurings is summarized in the following table for the year ended December 31, 2016:

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

As of December 31, 2017 and 2016, the subsidiary banks held $11,676,700 and $9,271,300, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheet.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Other Borrowings and Unused Lines of Credit

Other borrowings as of December 31, 2017 and 2016 are summarized as follows:

	2017	2016

Wholesale structured repurchase agreements	$35,000,000	$45,000,000
Term notes	31,000,000	30,000,000
Revolving line of credit	-	5,000,000
	$66,000,000	$80,000,000

The Company’s wholesale structured repurchase agreements are collateralized by investment securities with carrying values as follows:

	2017	2016
U.S. govt. sponsored agency securities	$3,474,555	$20,798,703
Residential mortgage-backed and related securities	61,528,167	31,321,028
Total securities pledged to wholesale customer repurchase agreements	65,002,722	52,119,731
Less: overcollateralized position	30,002,722	7,119,731
	$35,000,000	$45,000,000

Inherent in the wholesale structured repurchase agreements is a risk that the fair value of the collateral pledged on the agreements could decline below the amount obligated under the agreements. The Company considers this risk minimal. The Company maintains an overcollateralized position that is sufficient to cover any minor interest rate movements.

Throughout 2016, the Company executed several balance sheet restructuring strategies in an effort to reduce reliance on wholesale funding. These strategies will continue to be evaluated in the future. A summary of prepayments of wholesale structured repurchase agreements related to those restructurings is summarized in the following table for the year ended December 31, 2016:

2016
Date of Restructuring	Amount	Weighted Average Interest Rate	Range of Maturity Dates	Prepayment Fees

First Quarter of 2016	$10,000,000	3.97%	July 2018	$759,000
Third Quarter of 2016	55,000,000	3.27%	February 2019 to September 2020	4,010,000
Total for 2016	$65,000,000	3.38%		$4,769,000

All prepayment fees shown in the table above are included in losses on debt extinguishment in the statements of income. There were no material modifications of borrowings during 2017 or 2016.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.        Other Borrowings and Unused Lines of Credit (continued)

Maturity and interest rate information concerning wholesale structured repurchase agreements is summarized as follows:

	December 31, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End
Maturity:
Year ending December 31:
2017	$-	-	$10,000,000	3.00%
2019	10,000,000	3.44	10,000,000	3.44
2020	25,000,000	2.48	25,000,000	2.48
Total Wholesale Structured Repurchase Agreements	$35,000,000	2.76%	$45,000,000	2.81%

The Company has two term notes. The first is a term note with a maturity date of December 31, 2021. The outstanding balance on the term note totals $24.0 million and $30.0 million at December 31, 2017 and 2016, respectively. Interest on the term note is calculated at the effective LIBOR rate plus 3.00% per annum (4.56% and 3.77% at December 31, 2017 and 2016, respectively). The second is a $7.0 million term note originated in the third quarter of 2017 with a maturity date of December 31, 2021 and interest calculated at the effective LIBOR rate plus 3.00% per annum (4.56% at December 31, 2017). The proceeds from this note were used to fund a portion of the cash consideration for the acquisition of Guaranty Bank. The collateral on both borrowings is the original stock certificates and stock powers of all subsidiaries.

The Company has a $10.0 million revolving line of credit note available for which there is no outstanding balance as of December 31, 2017. If used, interest on the revolving line of credit is calculated at the effective LIBOR rate plus 2.50% per annum (4.06% at December 31, 2017). The collateral on the revolving line of credit is the original stock certificates and stock powers of all subsidiaries.

For the term notes, the Company is required to make quarterly principal payments of $1,937,500 with maturity information as of December 31, 2017, summarized as follows:

As of December 31, 2017
2018	$7,750,000
2019	7,750,000
2020	7,750,000
2021	7,750,000
$31,000,000

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Other Borrowings and Unused Lines of Credit (continued)

Unused lines of credit of the subsidiary banks as of December 31, 2017 and 2016 are summarized as follows:

	2017	2016

Secured	$2,967,441	$34,409,192
Unsecured	372,000,000	347,000,000
	$374,967,441	$381,409,192

The Company pledges the eligible portion of its municipal securities portfolio and select C&I and CRE loans to the Federal Reserve Bank of Chicago for borrowing at the Discount Window.

Note 12. Junior Subordinated Debentures

Junior subordinated debentures are summarized as of December 31, 2017 and 2016 as follows:

	2017	2016

Note Payable to QCR Holdings Capital Trust II	$10,310,000	$10,310,000
Note Payable to QCR Holdings Capital Trust III	8,248,000	8,248,000
Note Payable to QCR Holdings Capital Trust V	10,310,000	10,310,000
Note Payable to Community National Trust II	3,093,000	3,093,000
Note Payable to Community National Trust III	3,609,000	3,609,000
Note Payable to Guaranty Bankshares Statutory Trust I*	4,640,000	-
Market Value Discount per ASC 805**	(2,723,513)	(2,089,798)
	$37,486,487	$33,480,202

*	As part of the acquisition of Guaranty Bank, the Company assumed one junior subordinated debenture with a fair value of $3,857,275.
**	Discount on junior subordinated debt acquired in 2013 as part of the purchase of Community National and junior subordinated debt acquired in 2017 as part of the purchase of Guaranty Bank.

A schedule of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including the amounts outstanding as of December 31, 2017 and 2016, is as follows:

Name	Date Issued	Amount Outstanding December 31, 2017	Amount Outstanding December 31, 2016	Interest Rate	Interest Rate as of December 31, 2017	Interest Rate as of December 31, 2016

QCR Holdings Statutory Trust II*	February 2004	$10,310,000	$10,310,000	2.85% over 3-month LIBOR	4.54%	3.85%
QCR Holdings Statutory Trust III	February 2004	8,248,000	8,248,000	2.85% over 3-month LIBOR	4.54%	3.85%
QCR Holdings Statutory Trust V	February 2006	10,310,000	10,310,000	1.55% over 3-month LIBOR	2.91%	2.43%
Community National Statutory Trust II	September 2004	3,093,000	3,093,000	2.17% over 3-month LIBOR	3.80%	3.17%
Community National Statutory Trust III	March 2007	3,609,000	3,609,000	1.75% over 3-month LIBOR	3.32%	2.71%
Guaranty Bankshares Statutory Trust I	May 2005	4,640,000	-	1.75% over 3-month LIBOR	3.34%	N/A
		$40,210,000	$35,570,000	Weighted Average Rate	3.82%	3.26%

*Original amount issued for QCR Holdings Statutory Trust II was $12,372,000.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Junior Subordinated Debentures (continued)

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

Note 13. Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015

Current	$10,976,005	$11,969,194	$5,673,774
Deferred	(6,029,555)	(3,066,407)	(2,004,532)
	$4,946,450	$8,902,787	$3,669,242

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2017, 2016, and 2015:

	Years Ended December 31,
	2017		2016		2015
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Computed "expected" tax expense	$14,228,535	35.0%	$12,806,351	35.0%	$7,208,993	35.0%
Effect of graduated tax rates	-	-	(250,013)	(0.7)	(76,973)	(0.4)
Tax exempt income, net	(5,653,979)	(13.9)	(4,343,270)	(11.9)	(3,461,438)	(16.8)
Bank-owned life insurance	(630,855)	(1.5)	(619,988)	(1.7)	(616,737)	(3.0)
State income taxes, net of federal benefit, current year	1,764,671	4.3	1,245,524	3.4	767,557	3.7
Change in unrecognized tax benefits	(53,699)	(0.1)	121,008	0.3	223,668	1.1
New Markets Tax Credits and other credits	(341,268)	(0.8)	(180,000)	(0.5)	(180,000)	(0.9)
Acquisition costs	-	-	176,050	0.5	-	-
Excess tax benefit on stock options exercised and restricted stock awards vested	(1,219,483)	(3.0)	-	-	-	-
Re-measurement of deferred tax asset to incorporate newly enacted tax rates	(2,918,606)	(7.2)	-	-	-	-
Other	(228,866)	(0.6)	(52,875)	(0.1)	(195,828)	(0.9)
	$4,946,450	12.2%	$8,902,787	24.3%	$3,669,242	17.8%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Federal and State Income Taxes (continued)

Changes in the unrecognized tax benefits included in other liabilities are as follows for the years ended December 31, 2017 and 2016:

	2017	2016

Balance, beginning	$1,346,967	$1,225,959
Impact of tax positions taken during current year	333,253	319,047
Gross increase (decrease) related to tax positions of prior years	(40,584)	17,789
Reduction as a result of a lapse of the applicable statute of limitations	(346,368)	(215,828)
Balance, ending	$1,293,268	$1,346,967

Included in the unrecognized tax benefits liability at December 31, 2017 are potential benefits of approximately $1,143,000 that, if recognized, would affect the effective tax rate.

The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At December 31, 2017 and 2016, accrued interest on uncertain tax positions was approximately $150,000 and $223,000, respectively. Estimated interest related to the underpayment of income taxes is classified as a component of “income tax expense” in the statements of income.

The Company’s federal income tax returns are open and subject to examination from the 2014 tax return year and later. Various state franchise and income tax returns are generally open from the 2013 and later tax return years based on individual state statutes of limitations.

The net deferred tax assets consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
Alternative minimum tax credits	$6,513,502	$6,513,502
New markets tax credits	2,164,727	1,797,587
Net unrealized losses on securities available for sale and derivative instruments	498,860	1,470,759
Compensation	6,282,603	8,737,976
Loan/lease losses	8,029,714	10,479,227
Net operating loss carryforwards, federal and state	959,627	1,879,746
Other	34,962	247,594
	24,483,995	31,126,391
Deferred tax liabilities:
Premises and equipment	2,400,397	4,899,107
Equipment financing leases	15,367,705	22,050,540
Acquisition fair value adjustments	1,864,599	1,336,338
Investment accretion	30,656	46,581
Deferred loan origination fees, net	115,153	261,915
Other	430,125	456,219
	20,208,635	29,050,700
Net deferred tax assets	$4,275,360	$2,075,691

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Federal and State Income Taxes (continued)

At December 31, 2017, the Company had $4.6 million of federal tax net operating loss carryforwards which are set to expire in varying amounts between 2029 and 2033. At December 31, 2017, the Company had $2.1 million of state tax net operating loss carryforwards which are set to expire in varying amounts between 2023 and 2028. All of the federal tax net operating loss carryforwards and the state tax net operating loss carryforwards were acquired from Community National and CNB.

The change in deferred income taxes was reflected in the consolidated financial statements as follows for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015

Provision for income taxes	$(6,029,555)	$(3,066,407)	$(2,004,532)
Net deferred tax asset acquired	-	(3,310,553)	-
Net deferred tax asset resulting from market value adjustments of acquisitions	243,195	5,110,015	-
Re-measurement of deferred tax asset to incorporate newly enacted tax rates	2,918,606	-	-
Statement of stockholders' equity- Other comprehensive income (loss)	668,085	(202,691)	(81,524)
	$(2,199,669)	$(1,469,636)	$(2,086,056)

The Tax Act was enacted on December 22, 2017 and reduces the federal corporate tax rate from 35% to 21%.  As a result, the Company revalued the deferred tax assets and liabilities to reflect the lower federal corporate tax rate, which resulted in the Company recognizing a benefit of $2.9 million in the fourth quarter of 2017.  Additionally, while the Tax Act eliminated the corporate alternative minimum tax, it did preserve the alternative minimum tax credit and the usability.  At this time, the Company projects full utilization of those credits.  Other relevant changes that resulted from tax reform are not expected to have a material impact on the Company’s financial results.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Employee Benefit Plans

The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee's compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the years ended December 31, 2017, 2016, and 2015 were as follows:

	2017	2016	2015

Matching contribution	$1,663,198	$1,365,111	$1,314,276
	$1,663,198	$1,365,111	$1,314,276

The Company has entered into nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans. During the years ended December 31, 2017, 2016, and 2015, the Company expensed $400,784, $322,575, and $297,826, respectively, related to these plans. As of December 31, 2017 and 2016, the liability related to the SERPs, included in other liabilities, was $4,330,313 and $4,093,355, respectively. Payments to former executives in the amounts of $163,826, $163,825 and $163,824 were made in 2017, 2016 and 2015, respectively.

The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements, the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution varies by officer and is a maximum of between $8,000 and $25,000 annually. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate subject to a minimum of 4% and a maximum of 12% with such limits differing by officer. The Company has also entered into deferred compensation agreements with certain other officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution differs by officer and is a maximum between 4% and 10% of the officer’s compensation. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate plus one percentage point, and has a minimum of 4% and shall not exceed 8%. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. As of December 31, 2017 and 2016, the liability related to the agreements totaled $12,346,935 and $10,455,183, respectively.

Changes in the deferred compensation agreements, included in other liabilities, are as follows for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015

Balance, beginning	$10,455,183	$8,875,025	$7,503,692
Employee deferrals	932,921	794,168	693,656
Company match and interest	1,024,933	848,831	726,001
Cash payments made	(66,102)	(62,841)	(48,324)
Balance, ending	$12,346,935	$10,455,183	$8,875,025

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

The 2008 Equity Incentive Plan, the 2010 Equity Incentive Plan, the 2013 Equity Incentive Plan, and the 2016 Equity Incentive Plan (collectively, the “Stock Option Plans”) are administered by the Compensation Committee of the Board of Directors (the “Committee”). As of December 31, 2017, there were 351,205 remaining shares of common stock available for grant under the Stock Option Plans; however, such additional shares may be issued only under the 2016 Equity Incentive Plan.

The number and exercise price of options granted under the stock option plans are determined by the Committee at the time the option is granted. In no event can the exercise price be less than the value of the common stock at the date of the grant for stock options. All options have a 10-year life and will vest and become exercisable from 3-to-7 years after the date of the grant.

Stock-based compensation expense was reflected in the consolidated financial statements as follows for the years ended December 31, 2017, 2016, and 2015.

	2017	2016	2015

Stock options	$554,435	$424,904	$393,114
Restricted stock awards	552,907	460,853	492,410
Stock purchase plan	79,694	61,417	55,945
	$1,187,036	$947,174	$941,469

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Stock-Based Compensation (continued)

Stock options:

A summary of the stock option plans as of December 31, 2017, 2016, and 2015 and changes during the years then ended is presented below:

	December 31,
	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning	587,961	$14.83	623,176	$13.88	661,771	$13.89
Granted	43,250	43.86	76,749	22.92	73,403	17.63
Exercised	(114,100)	15.12	(111,423)	14.97	(79,638)	14.70
Forfeited	(3,557)	26.74	(541)	18.36	(32,360)	20.69
Outstanding, ending	513,554	17.13	587,961	14.83	623,176	13.88

Exercisable, ending	354,269		385,372		405,832

Weighted average fair value per option granted	$14.75		$7.31		$5.11

A further summary of options outstanding as of December 31, 2017 is presented below:

			Options Outstanding
				Weighted		Options Exercisable
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price

$7.99	to	$8.93	27,850	3.06	$8.09	27,850	$8.09
$9.00	to	$9.30	148,755	2.77	9.22	147,955	9.22
$15.00	to	$16.85	90,668	4.59	15.63	79,369	15.64
$17.10	to	$18.00	132,816	6.57	17.31	81,521	17.26
$21.71	to	$31.53	70,215	8.08	22.63	16,273	22.64
$42.65	to	$48.50	43,250	9.20	43.86	1,301	42.75
			513,554			354,269

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Stock-Based Compensation (continued)

Restricted stock awards:

A summary of changes in the Company’s nonvested restricted stock awards as of December 31, 2017, 2016 and 2015 is presented below:

	December 31,
	2017	2016	2015

Outstanding, beginning	$39,438	$45,046	$49,833
Granted	28,289	22,382	28,846
Released	(21,338)	(27,490)	(33,633)
Forfeited	-	(500)	-
Outstanding, ending	$46,389	$39,438	$45,046

Weighted average fair value per share granted	$44.44	$22.64	$17.80

The total grant-date fair value of restricted stock awards that were released during the years ended December 31, 2017, 2016 and 2015 was $925,735, $632,255 and $598,341, respectively.

Stock purchase plan:

The Company’s Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). On May 2, 2012, the Company’s stockholders approved a complete amendment and restatement of the Purchase Plan. As of January 1, 2017, there were 187,921 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 90% of the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in an offering period is $10,000. Additionally, the maximum percentage that any one participant can elect to contribute is 10% of his or her compensation for the year ended December 31, 2017. The maximum percentage that any one participant could elect to contribute was 8% of his or her compensation for the years ended December 31, 2016, and 2015. Information for the stock purchase plan for the years ended December 31, 2017, 2016, and 2015 is presented below:

	2017	2016	2015

Shares granted	12,414	18,711	23,408
Shares purchased	13,318	20,192	24,033
Weighted average fair value per share granted	$6.42	$3.28	$2.39

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of December 31, 2017 and 2016, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2017 and 2016 are also presented in the following table (dollars in thousands). As of December 31, 2017 and 2016, the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of December 31, 2017:
Company:
Total risk-based capital	$383,282	11.15%	$275,090	>	8.00%	$318,073	>	9.250%	$343,862	>	10.00%
Tier 1 risk-based capital	348,530	10.14%	206,317	>	6.00	249,300	>	7.250	275,090	>	8.00
Tier 1 leverage	348,530	8.98%	155,256	>	4.00	155,256	>	4.000	194,070	>	5.00
Common equity Tier 1	313,012	9.10%	154,738	>	4.50	197,721	>	5.750	223,510	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$160,112	12.35%	$103,711	>	8.00%	$119,916	>	9.250%	$129,639	>	10.00%
Tier 1 risk-based capital	147,472	11.38%	77,783	>	6.00	93,988	>	7.250	103,711	>	8.00
Tier 1 leverage	147,472	9.52%	61,985	>	4.00	61,985	>	4.000	77,481	>	5.00
Common equity Tier 1	147,472	11.38%	58,337	>	4.50	74,542	>	5.750	84,265	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$138,492	11.88%	$93,272	>	8.00%	$107,846	>	9.250%	$116,590	>	10.00%
Tier 1 risk-based capital	126,601	10.86%	69,954	>	6.00	84,528	>	7.250	93,272	>	8.00
Tier 1 leverage	126,601	11.68%	43,348	>	4.00	43,348	>	4.000	54,185	>	5.00
Common equity Tier 1	126,601	10.86%	52,465	>	4.50	67,039	>	5.750	75,783	>	6.50
Community State Bank:
Total risk-based capital	$66,271	11.71%	$45,293	>	8.00%	$52,370	>	9.250%	$56,616	>	10.00%
Tier 1 risk-based capital	61,941	10.94%	33,970	>	6.00	41,047	>	7.250	45,293	>	8.00
Tier 1 leverage	61,941	9.77%	25,354	>	4.00	25,354	>	4.000	31,693	>	5.00
Common equity Tier 1	61,941	10.94%	25,477	>	4.50	32,554	>	5.750	36,801	>	6.50
Rockford Bank & Trust:
Total risk-based capital	$45,684	11.28%	$32,413	>	8.00%	$37,477	>	9.250%	$40,516	>	10.00%
Tier 1 risk-based capital	40,615	10.02%	24,310	>	6.00	29,374	>	7.250	32,413	>	8.00
Tier 1 leverage	40,615	8.94%	18,177	>	4.00	18,177	>	4.000	22,721	>	5.00
Common equity Tier 1	40,615	10.02%	18,232	>	4.50	23,297	>	5.750	26,335	>	6.50

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Regulatory Capital Requirements and Restrictions on Dividends (continued)

						For Capital Adequacy Purposes			To Be Well Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount		Ratio	Amount	Ratio
As of December 31, 2016:
Company:
Total risk-based capital	$327,440	11.56%	$226,587	>	8.00%	$244,289	>	8.625%	$283,233	>	10.00%
Tier 1 risk-based capital	296,366	10.46%	169,940	>	6.00	187,642	>	6.625	226,587	>	8.00
Tier 1 leverage	296,366	9.10%	130,229	>	4.00	130,229	>	4.000	162,787	>	5.00
Common equity Tier 1	266,419	9.41%	127,455	>	4.50	145,157	>	5.125	184,102	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$142,990	12.27%	$93,212	>	8.00%	$100,494	>	8.625%	$116,515	>	10.00%
Tier 1 risk-based capital	129,524	11.12%	69,909	>	6.00	77,191	>	6.625	93,212	>	8.00
Tier 1 leverage	129,524	9.18%	56,445	>	4.00	56,445	>	4.000	70,556	>	5.00
Common equity Tier 1	129,524	11.12%	52,432	>	4.50	59,714	>	5.125	75,735	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$106,791	12.82%	$66,623	>	8.00%	$71,828	>	8.625%	$83,279	>	10.00%
Tier 1 risk-based capital	96,369	11.57%	49,968	>	6.00	55,173	>	6.625	66,623	>	8.00
Tier 1 leverage	96,369	10.69%	36,061	>	4.00	36,061	>	4.000	45,076	>	5.00
Common equity Tier 1	96,369	11.57%	37,476	>	4.50	42,681	>	5.125	54,132	>	6.50
Community State Bank:
Total risk-based capital	$68,216	13.81%	$39,521	>	8.00%	$42,609	>	8.625%	$49,402	>	10.00%
Tier 1 risk-based capital	66,746	13.51%	29,641	>	6.00	32,729	>	6.625	39,522	>	8.00
Tier 1 leverage	66,746	11.75%	22,726	>	4.00	22,726	>	4.000	28,408	>	5.00
Common equity Tier 1	66,746	13.51%	22,231	>	4.50	25,319	>	5.125	32,111	>	6.50
Rockford Bank & Trust:
Total risk-based capital	$42,007	12.26%	$27,410	>	8.00%	$29,551	>	8.625%	$34,262	>	10.00%
Tier 1 risk-based capital	37,716	11.01%	20,558	>	6.00	22,699	>	6.625	27,410	>	8.00
Tier 1 leverage	37,716	9.57%	15,772	>	4.00	15,772	>	4.000	19,716	>	5.00
Common equity Tier 1	37,716	11.01%	15,418	>	4.50	17,559	>	5.125	22,270	>	6.50

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in four private placements and assumed two issues of junior subordinated debentures in connection with the Community National acquisition. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. These circumstances did not exist at December 31, 2017 or 2016.

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

Note 17. Earnings per Share

The following information was used in the computation of basic and diluted EPS for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015

Net income attributable to QCR Holdings, Inc. common stockholders	$35,706,507	$27,686,787	$16,927,881

EPS attributable to QCR Holdings, Inc. common stockholders
Basic	$2.68	$2.20	$1.64
Diluted	$2.61	$2.17	$1.61

Weighted average common shares outstanding*	13,325,128	12,570,767	10,345,286
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan**	355,344	195,236	154,555
Weighted average common and common equivalent shares outstanding	13,680,472	12,766,003	10,499,841

* The increase in weighted average common shares outstanding from 2015 to 2016 was primarily due to the common stock issuance that occurred in conjunction with the CSB acquisition.

**Excludes anti-dilutive shares of 49,919, 17,739, and 36,572 at December 31,2017, 2016 and 2015, respectively.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2017 and 2016, no amounts had been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.

As of December 31, 2017 and 2016, commitments to extend credit aggregated $791,550,060 and $666,778,085, respectively. As of December 31, 2017 and 2016, standby letters of credit aggregated $17,283,025 and $15,697,469, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $645,001 and $1,135,500 as of December 31, 2017 and 2016, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates of insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $300,000 and $916,900 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2017 and 2016, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2017, 2016, and 2015. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18. Commitments and Contingencies (continued)

Aside from cash on-hand and in-vault, the majority of the Company's cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $42.9 million and $48.5 million as of December 31, 2017 and 2016, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

In an arrangement with Goldman Sachs, CRBT offers a cash management program for select customers. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund administered by Goldman Sachs. At December 31, 2017 and 2016, the Company had $136,032,073 and $117,985,224, respectively of customer funds invested in this cash management program. In the opinion of management, no material risk of loss exists due to the financial condition of Goldman Sachs.

Note 19. Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2017
	March	June	September	December
	2017	2017	2017	2017

Total interest income	$31,345,099	$32,453,268	$33,840,865	$37,878,086
Total interest expense	3,676,216	4,406,571	5,284,517	6,084,733
Net interest income	27,668,883	28,046,697	28,556,348	31,793,353
Provision for loan/lease losses	2,105,109	2,022,993	2,086,436	2,255,381
Noninterest income	7,283,754	6,782,518	6,701,303	9,714,717
Noninterest expense	21,273,117	21,404,629	23,395,747	31,351,204
Income before taxes	11,574,411	11,401,593	9,775,468	7,901,485
Federal and state income tax expense (benefit)	2,389,446	2,635,576	1,921,533	(2,000,105)
Net income	$9,184,965	$8,766,017	$7,853,935	$9,901,590

EPS:
Basic	$0.70	$0.67	$0.60	$0.72
Diluted	$0.68	$0.65	$0.58	$0.70

	Year Ended December 31, 2016
	March	June	September	December
	2016	2016	2016	2016

Total interest income	$23,502,059	$23,913,284	$26,816,735	$32,235,657
Total interest expense	2,904,537	2,904,471	3,185,958	2,955,992
Net interest income	20,597,522	21,008,813	23,630,777	29,279,665
Provision for loan/lease losses	2,072,985	1,197,850	1,607,986	2,599,345
Noninterest income	6,822,473	6,762,401	10,423,401	7,028,600
Noninterest expense	16,954,498	17,743,753	24,480,483	22,307,178
Income before taxes	8,392,512	8,829,611	7,965,709	11,401,742
Federal and state income tax expense	2,019,023	2,153,144	1,858,208	2,872,412
Net income	$6,373,489	$6,676,467	$6,107,501	$8,529,330

EPS:
Basic	$0.54	$0.54	$0.47	$0.65
Diluted	$0.53	$0.53	$0.46	$0.64

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

Condensed Balance Sheets
December 31, 2017 and 2016

Assets	2017	2016

Cash and due from banks	$4,325,582	$6,929,755
Interest-bearing deposits at financial institutions	601	651
Securities available for sale, at fair value	1,690,726	1,545,565
Loans/leases receivable, held for investment	1,710,000	-
Investment in bank subsidiaries	410,105,525	345,866,288
Investment in nonbank subsidiaries	2,956,337	1,154,642
Premises and equipment, net	4,947,572	5,104,677
Other assets	11,630,304	15,245,521
Total assets	$437,366,647	$375,847,099

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$31,000,000	$35,000,000
Junior subordinated debentures	37,486,487	33,480,202
Other liabilities	15,593,031	21,326,098
Total liabilities	84,079,518	89,806,300

Stockholders' Equity:
Common stock	13,918,168	13,106,845
Additional paid-in capital	189,077,550	156,776,642
Retained earnings	151,962,661	118,616,901
Accumulated other comprehensive loss	(1,671,250)	(2,459,589)
Total stockholders' equity	353,287,129	286,040,799
Total liabilities and stockholders' equity	$437,366,647	$375,847,099

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements (continued)

Condensed Statements of Income
Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015

Total interest income	$12,802	$74,489	$69,774
Equity in net income of bank subsidiaries	45,103,593	33,467,712	22,059,086
Equity in net income of nonbank subsidiaries	75,344	32,674	32,823
Securities gains	6,312	37,596	262,800
Other	2,700	(2,933)	(4,436)
Total income	45,200,751	33,609,538	22,420,047

Interest expense	2,658,414	1,735,769	1,679,909
Salaries and employee benefits	5,021,998	4,607,887	4,847,507
Professional fees	1,344,721	949,442	1,121,094
Acquisition costs	1,068,918	1,400,004	-
Post-acquisition compensation, transition and integration costs	3,151,384	313,598	-
Gains on debt extinguishment	-	(1,200,000)	(300,000)
Other	1,134,139	988,057	949,041
Total expenses	14,379,574	8,794,757	8,297,551

Income before income tax benefit	30,821,177	24,814,781	14,122,496

Income tax benefit	4,885,330	2,872,006	2,805,385
Net income	$35,706,507	$27,686,787	$16,927,881

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements (continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$35,706,507	$27,686,787	$16,927,881
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of bank subsidiaries	(45,103,593)	(33,467,712)	(22,059,086)
Earnings of nonbank subsidiaries	(75,344)	(32,674)	(32,823)
Distributions from bank subsidiaries	21,000,000	26,000,000	9,700,000
Distributions from nonbank subsidiaries	38,734	32,860	32,695
Accretion of acquisition fair value adjustments	149,010	136,150	137,317
Depreciation	225,947	222,256	174,757
Stock-based compensation expense	1,187,036	947,174	941,469
Securities gains, net	(6,312)	(37,596)	(262,801)
Gains on debt extinguishment	-	(1,200,000)	(300,000)
Decrease (increase) in other assets	(968,808)	(2,346,253)	(5,929,110)
(Decrease) increase in other liabilities	(6,918,921)	5,105,251	5,502,390
Net cash provided by operating activities	5,234,256	23,046,243	4,832,689

Cash Flows from Investing Activities:
Net increase in interest-bearing deposits at financial institutions	50	50	189,426
Activity in securities portfolio:
Purchases	-	(3,873,060)	(1,764,137)
Calls, maturities and redemptions	6,312	3,800,000	1,772,719
Sales	31,713	132,738	489,828
Capital infusion, bank subsidiaries	-	-	(45,600,000)
Net cash paid for acquisitions	(3,368,909)	(80,000,000)	-
Purchase of premises and equipment	(68,842)	(824,498)	(1,517,157)
Net cash (used in) provided by investing activities	(3,399,676)	(80,764,770)	(46,429,321)

Cash Flows from Financing Activities:
Activity in other borrowings:
Proceeds from other borrowings	7,000,000	35,000,000	-
Calls, maturities and scheduled principal payments	(11,000,000)	-	(2,350,000)
Prepayments	-	-	(19,395,116)
Retirement of junior subordinated debentures	-	(3,955,000)	(1,762,000)
Payment of cash dividends on common and preferred stock	(2,494,260)	(1,981,541)	(782,054)
Net proceeds from common stock offering, 3,680,000 shares issued	-	-	63,484,123
Net proceeds from common stock offering, 1,215,000 shares issued	-	29,828,916	-
Proceeds from issuance of common stock, net	2,055,507	2,105,774	1,552,673
Net cash provided by (used in) financing activities	(4,438,753)	60,998,149	40,747,626

Net increase (decrease) in cash and due from banks	(2,604,173)	3,279,622	(849,006)

Cash and due from banks:
Beginning	6,929,755	3,650,133	4,499,139
Ending	$4,325,582	$6,929,755	$3,650,133

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

●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis comprised the following at December 31, 2017 and 2016:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2017:
Securities available for sale:
U.S. govt. sponsored agency securities	$38,096,534	$-	$38,096,534	$-
Residential mortgage-backed securities	163,301,304	-	163,301,304	-
Municipal securities	66,625,496	-	66,625,496	-
Other securities	4,884,573	1,028	4,883,545	-
Interest rate caps	506,700	-	506,700	-
Interest rate swaps - assets	4,397,238	-	4,397,238
Total assets measured at fair value	$277,811,845	$1,028	$277,810,817	$-

Interest rate swaps - liabilities	$4,397,238	$-	$4,397,238	$-
Total liabilities measured at fair value	$4,397,238	$-	$4,397,238	$-

December 31, 2016:
Securities available for sale:
U.S. govt. sponsored agency securities	$46,083,607	$-	$46,083,607	$-
Residential mortgage-backed securities	147,702,127	-	147,702,127	-
Municipal securities	52,604,426	-	52,604,426	-
Other securities	4,722,979	1,361	4,721,618	-
Interest rate caps	576,527	-	576,527	-
Interest rate swaps - assets	2,338,281	-	2,338,281
Total assets measured at fair value	$254,027,947	$1,361	$254,026,586	$-

Interest rate swaps - liabilities	$2,338,281	$-	$2,338,281	$-
Total liabilities measured at fair value	$2,338,281	$-	$2,338,281	$-

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Fair Value (continued)

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy during the years ended December 31, 2017 or 2016.

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

Assets measured at fair value on a non-recurring basis comprised the following at December 31, 2017 and 2016:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017:
Impaired loans/leases	$8,972,337	$-	$-	$8,972,337
Other real estate owned	14,642,973	-	-	14,642,973
	$23,615,310	$-	$-	$23,615,310

December 31, 2016:
Impaired loans/leases	$12,823,121	$-	$-	$12,823,121
Other real estate owned	5,964,952	-	-	5,964,952
	$18,788,073	$-	$-	$18,788,073

Impaired loans/leases are evaluated and valued at the time the loan/lease is identified as impaired, at the lower of cost or fair value, and are classified as a Level 3 in the fair value hierarchy.  Fair value is measured based on the value of the collateral securing these loans/leases.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	December 31, 2017 Fair Value	December 31, 2016 Fair Value	Valuation Technique	Unobservable Input	Range

Impaired loans/leases	$8,972,337	$12,823,121	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-50.00%
Other real estate owned	14,642,973	5,964,952	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For impaired loans/leases and other real estate owned, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the years ended December 31, 2017 or 2016.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of December 31, 2017		As of December 31, 2016
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Cash and due from banks	Level 1	$75,721,663	$75,721,663	$70,569,993	$70,569,993
Federal funds sold	Level 2	30,197,000	30,197,000	22,257,000	22,257,000
Interest-bearing deposits at financial institutions	Level 2	55,765,012	55,765,012	63,948,925	63,948,925
Investment securities:
HTM	Level 2	379,474,205	379,749,804	322,909,056	320,414,899
AFS	See Previous Table	272,907,907	272,907,907	251,113,139	251,113,139
Loans/leases receivable, net	Level 3	8,307,719	8,972,337	11,873,260	12,823,121
Loans/leases receivable, net	Level 2	2,921,821,953	2,892,963,000	2,362,856,277	2,344,462,740
Interest rate caps	Level 2	506,700	506,700	576,527	576,527
Interest rate swaps - assets	Level 2	4,397,238	4,397,238	2,338,281	2,338,281
Deposits:
Nonmaturity deposits	Level 2	2,670,583,178	2,670,583,178	2,188,683,349	2,188,683,349
Time deposits	Level 2	596,071,878	591,772,000	480,577,924	479,605,000
Short-term borrowings	Level 2	13,993,122	13,993,122	39,971,387	39,971,387
FHLB advances	Level 2	192,000,000	192,115,000	137,500,000	138,338,000
Other borrowings	Level 2	66,000,000	66,520,000	80,000,000	81,282,000
Junior subordinated debentures	Level 2	37,486,487	29,253,624	33,480,202	24,881,494
Interest rate swaps - liabilities	Level 2	4,397,238	4,397,238	2,338,281	2,338,281

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

Selected financial information on the Company's business segments, with all intercompany accounts and transactions eliminated, is presented as follows as of and for the years ended December 31, 2017, 2016, and 2015:

	Commercial Banking
	QCBT	CRBT	Guaranty Bank*	CSB	RB&T	Wealth Management	All other	Intercompany Eliminations	Consolidated Total

Twelve Months Ended December 31, 2017
Total revenue	$58,055,715	$45,367,035	$1,806,078	$31,944,152	$18,035,971	$11,057,519	$232,660	$(499,520)	$165,999,610
Net interest income	46,407,078	31,042,302	1,551,356	27,020,674	12,707,651	-	(2,663,780)	-	116,065,281
Provision for loan/lease losses	3,908,919	1,050,000	-	2,783,000	728,000	-	-	-	8,469,919
Net income	22,095,055	10,712,174	346,835	7,047,671	2,660,364	2,241,494	(9,397,086)	-	35,706,507
Goodwill	3,222,688	15,223,179	-	9,888,225	-	-	-	-	28,334,092
Core deposit intangible	-	3,693,592	-	5,385,361	-	-	-	-	9,078,953
Total assets	1,541,777,558	1,307,376,687	-	670,516,373	461,650,765	-	28,267,478	(26,924,088)	3,982,664,773

Twelve Months Ended December 31, 2016
Total revenue	$59,442,052	$37,242,901	$-	$11,406,291	$16,043,894	$9,156,948	$109,563	$4,100,975	$137,502,624
Net interest income	45,081,080	29,205,047	-	10,004,729	11,887,201	-	(1,661,280)	-	94,516,777
Provision for loan/lease losses	4,168,166	950,000	-	1,460,000	900,000	-	-	-	7,478,166
Net income	14,116,751	12,317,545	-	2,132,252	3,235,711	1,665,453	(5,780,925)	-	27,686,787
Goodwill	3,222,688	-	-	9,888,225	-	-	-	-	13,110,913
Core deposit intangible	-	1,271,897	-	6,109,316	-	-	-	-	7,381,213
Total assets	1,395,785,241	913,055,738	-	600,075,798	391,154,780	-	34,998,902	(33,126,711)	3,301,943,748

Twelve Months Ended December 31, 2015
Total revenue	$52,914,705	$37,593,652	$-	$-	$14,816,300	$9,103,173	$363,432	$(424,688)	$114,366,574
Net interest income	40,416,563	26,635,659	-	-	10,854,637	-	(1,610,135)	-	76,296,724
Provision for loan/lease losses	4,367,234	1,750,000	-	-	753,666	-	-	-	6,870,900
Net income	10,333,111	7,695,867	-	-	2,402,522	1,627,586	(5,131,205)	-	16,927,881
Goodwill	3,222,688	-	-	-	-	-	-	-	3,222,688
Core deposit intangible	-	1,471,409	-	-	-	-	-	-	1,471,409
Total assets	1,336,571,694	866,872,406	-	-	367,471,639	-	27,605,704	(5,323,168)	2,593,198,275

* Represents financial results for Guaranty Bank for the period from October 1, 2017 through December 2, 2017, when Guaranty Bank was merged into CRBT.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) promulgated under the Exchange Act) as of December 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was: (1) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures; and (2) recorded, processed, summarized and reported as and when required.

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

The Company’s management has excluded Guaranty Bank from its assessment of internal control over financial reporting as of December 31, 2017, because Guaranty Bank was acquired by the Company in the fourth quarter of 2017.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2017. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.

RSM US LLP, the Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017, which is included on the following pages of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QCR Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited QCR Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and our report dated March 9, 2018 expressed an unqualified opinion.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Guaranty Bank and Trust from its assessment of internal control over financial reporting as of December 31, 2017, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2017. We have also excluded this entity from our audit of internal control over financial reporting. Guaranty Bank and Trust operated as a wholly-owned subsidiary of QCR Holdings, Inc. from October 1, 2017 (the date of acquisition) until it was merged into Cedar Rapids Bank & Trust on December 2, 2017. Guaranty Bank and Trust’s total assets represented approximately 7% of QCR Holdings, Inc.’s related consolidated assets as of the date of the merger.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

Davenport, Iowa

March 9, 2018

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

The table below sets forth the following information as of December 31, 2017 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	The number of securities to be issued upon the exercise of outstanding options, warrants, and rights;
(b)	The weighted-average exercise price of such outstanding options, warrants, and rights; and
(c)	Other than securities to be issued upon the exercise of such outstanding options, warrants, and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	516,223	$17.24	526,712	(1)

Equity compensation plans not approved by stockholders	-	-	-

Total	516,223	$17.24	526,712	(1)

(1)	Includes 175,507 shares available under the QCR Holdings, Inc. Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management and Directors” in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

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

2.1*

Purchase and Assumption Agreement between QCR Holdings, Inc. and Guaranty Bankshares, Ltd., dated as of June 8, 2017 (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed with the SEC on June 8, 2017.

3.1

Certificate of Incorporation of QCR Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the period ended September 30, 2011).

3.2	Bylaws of QCR Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed November 20, 2015).

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

10.1+

Employment Agreement between QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated January 1, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.2+

Employment Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated January 1, 2004 (incorporated by reference to Exhibit 10.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.3+

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

10.6+

First Amendment to the Employment Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 27, 2008 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.7+

First Amendment to the Employment Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 30, 2008 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.8+

First Amendment to the Employment Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 30, 2008 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.9+	Executive Deferred Compensation Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.10+

Amended and Restated Executive Deferred Compensation Plan Participation Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 19, 2013 (incorporated by reference to exhibit 10.11 to the Registrant's Annual Report on Form10-K for the year ended December 31, 2014).

10.11+

Amended and Restated Executive Deferred Compensation Plan Participation Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 19, 2013 (incorporated by reference to exhibit 10.12 to the Registrant's Annual Report on Form10-K for the year ended December 31, 2014).

10.12+

Amended and Restated Executive Deferred Compensation Plan Participation Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 19, 2013 (incorporated by reference to exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

10.13+

Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 31, 2008 (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.14+

First Amendment to the Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 29, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated December 31, 2015).

10.15+

Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 31, 2008 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.16+

Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 31, 2008 (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.17+

Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Michael A. Bauer dated December 31, 2008 (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.18+	QCR Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A dated March 21, 2012).

10.19

Amendment No. 1 to the Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht, dated August 26, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.20+	QCR Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A dated March 20, 2013).

10.21+

Form of Participation Agreement under the QCR Holdings, Inc. Executive Deferred Compensation Plan (incorporated by reference to exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

10.22+

Employment Agreement between Quad City Bank and Trust Company and John Anderson dated October 30, 2009 (incorporated by reference to exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

10.23+

First Amendment to the Employment Agreement between Quad City Bank and Trust Company and John Anderson dated December 18, 2012 (incorporated by reference to exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

10.24+

Employment Agreement between Rockford Bank and Trust Company and Thomas Budd dated December 30, 2008 (incorporated by reference to exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

10.25+

First Amendment to the Employment Agreement between Rockford Bank and Trust Company and Thomas Budd dated December 30, 2008 (incorporated by reference to exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

10.26+

Employment Agreement between QCR Holdings, Inc. and Cathie Whiteside dated August 27, 2007 (incorporated by reference to exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

10.27+

First Amendment to the Employment Agreement between QCR Holdings, Inc. and Cathie Whiteside dated December 28, 2008 (incorporated by reference to exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).

10.28+	QCR Holdings, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2016).

10.29

Form of Securities Purchase Agreement between QCR Holdings, Inc. and certain investors dated May 20, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 23, 2016).

10.30+

QCR Holdings, Inc., Non-Qualified Supplemental Executive Retirement Plan, as amended and restated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 28, 2016).

10.31+

Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between Quad City Bank and Trust Company and John H. Anderson dated December 22, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 28, 2016).

10.32+

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.5 of the Registrant’s Form S-8 filed on October 27, 2016 (File No. 333-214282)).

10.33+

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 of the Registrant’s Form S-8 filed on October 27, 2016 (File No. 333-214282)).

10.34+

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.7 of the Registrant’s Form S-8 filed on October 27, 2016 (File No. 333-214282)).

21.1		Subsidiaries of QCR Holdings, Inc. (exhibit is being filed herewith).

23.1		Consent of Independent Registered Pubic Accounting Firm - RSM US LLP (exhibit is being filed herewith).

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (exhibit is being filed herewith).

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (exhibit is being filed herewith).

32.1		Certification of Chief Executivve Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

32.2		Certification of Chief Finanical Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

101		Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, December 31, 2016, and December 31, 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; and (vi) Notes to Consolidated Financial Statements.

*

The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

	+	Management contract of compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.

Dated: March 12, 2018	By:	/s/ Douglas M. Hultquist
Douglas M. Hultquist
President and Chief Executive Officer

Dated: March 12, 2018	By:	/s/ Todd A. Gipple
Todd A. Gipple
Executive Vice President, Chief Operating Officer and
Chief Financial Officer

Dated: March 12, 2018	By:	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin
First Vice President, Director of Financial
Reporting
Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick S. Baird	Chair of the Board of Directors	March 12, 2018
Patrick S. Baird

/s/ Douglas M. Hultquist	President, Chief Executive	March 12, 2018
Douglas M. Hultquist	Officer and Director

/s/ John Paul E. Besong	Director	March 12, 2018
John Paul E. Besong

/s/ Todd A. Gipple	Executive Vice President, Chief	March 12, 2018
Todd A. Gipple	Operating Officer, Chief Financial
Officer and Director

/s/ Larry J. Helling	Director	March 12, 2018
Larry J. Helling

/s/ Mark C. Kilmer	Director	March 12, 2018
Mark C. Kilmer

/s/ Linda K. Neuman	Director	March 12, 2018
Linda K. Neuman

/s/ Michael L. Peterson	Director	March 12, 2018
Michael L. Peterson

/s/ George T. Ralph III	Director	March 12, 2018
George T. Ralph III

/s/ Donna J. Sorensen, J.D.	Director	March 12, 2018
Donna J. Sorensen, J.D.

/s/ Marie Z. Ziegler	Vice-Chair of the Board of Directors	March 12, 2018
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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Banks may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Banks’ insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. Although these deregulatory trends continue to receive much discussion among the banking industry, lawmakers and the bank regulatory agencies, little substantive progress has yet been made. The true impact of proposed reforms remains difficult to predict with any certainty.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its subsidiary banks, beginning with a discussion of the continuing regulatory emphasis on the Company’s capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

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

The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weighting. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.

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

The Basel III Rule required higher capital levels, increased the required quality of capital, and required more detailed categories of risk-weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications will change. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

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

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (as of January 1, 2018, it had phased in to 1.875%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until January 2019.

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

As of December 31, 2017: (i) none of the Banks were subject to a directive from the Iowa Superintendent, the IDFPR, the Federal Reserve or the FDIC, as applicable, to increase its capital and (ii) the Banks were well-capitalized, as defined by FDIC regulations. As of December 31, 2017, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

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

In order to maintain our status as a financial holding company, the Company and the Banks must be well-capitalized, well-managed, and the Banks must have a least a satisfactory CRA rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the Company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.

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

The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Smaller banking organizations like the Company that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.

Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourages inappropriate risk taking and to disclose certain information regarding such plans. On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. The Company has consolidated assets greater than $1 billion and less than $50 billion and the Company is considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk. As of December 31, 2017, these rules remain in proposed form.

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

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Supervision and Regulation of the Banks

General. The Company owns four subsidiary banks: QCBT, CRBT and CSB are chartered under Iowa law (collectively, the “Iowa Banks”) and RB&T is chartered under Illinois law. The deposit accounts of the Banks are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. All four of the Company’s subsidiary banks are members of the Federal Reserve System (“member banks”).

As Iowa-chartered, FDIC-insured banks, the Iowa Banks are subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, as the chartering authority for Iowa banks. As an Illinois-chartered, FDIC-insured bank, RB&T is subject to the examination, supervision, reporting and enforcement requirements of the IDFPR, as the chartering authority for Illinois banks. All four of the Company’s subsidiary banks are also subject to the examination, reporting and enforcement requirements of the Federal Reserve, as the primary federal regulator of member banks. In addition, the FDIC, as administrator of the DIF, has regulatory authority over the Banks.

Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  For institutions like the Banks that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the DIF balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.28% on September 30, 2017.  If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Banks, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay FICO assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2017 was 54 cents per $100 dollars of assessable deposits.

Supervisory Assessments. Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 31, 2017, the Iowa Banks paid supervisory assessments to the Iowa Superintendent totaling $263,614 and RB&T paid supervisory assessments to the IDFPR totaling $60,265.

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

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these tests apply only to the largest banking organizations in the country, certain elements are expected to filter down to all FDIC-insured institutions. The Company continues to review the Company’s liquidity risk management policies in light of the LCR and NSFR.

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

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2017. Notwithstanding the availability of funds for dividends, however, the Federal Reserve, the FDIC, the IDFPR or the Iowa Superintendent, as applicable, may prohibit the payment of dividends by one of the Banks if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

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

Insider Transactions. The Banks are subject to certain restrictions imposed by federal law on “covered transactions” between each Bank and its “affiliates.” The Company is an affiliate of the Banks for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by any of the Banks. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2018: the first $16 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $16 million to $122.3 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $122.3 million, the reserve requirement is 3% up to $122.3 million plus 10% of the aggregate amount of total transaction accounts in excess of $122.3 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2017, QCBT, CRBT and RB&T were in compliance with the 300% guideline for commercial real estate loans. Although CSB’s loan portfolio has historically been real estate dominated and its real estate portfolio levels exceed these policy limits, it has established a Credit Risk Committee to routinely monitor its real estate portfolio.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Banks, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Banks, continue to be examined by their applicable bank regulators. The Company does not expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

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

I. Distribution of Assets, Liabilities and Stockholders Equity; Interest Rates and Interest Differential

A. and B. Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

The information requested is disclosed in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2017.

C. Analysis of Changes of Interest Income/Interest Expense

The information requested is disclosed in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2017.

II. Investment Portfolio

A. Investment Securities

The following tables present the amortized cost and fair value of investment securities as of December 31, 2017, 2016, and 2015

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
December 31, 2017

Securities held to maturity:
Municipal securities	$378,424	$2,764	$(2,488)	$378,700
Other bonds	1,050	-	-	1,050

Totals	$379,474	$2,764	$(2,488)	$379,750

Securities available for sale:
U.S. gov't.sponsored agency securities	$38,409	$37	$(349)	$38,097
Residential mortgage-backed and related securities	165,460	155	(2,313)	163,301
Municipal securities	66,176	660	(211)	66,625
Other securities	4,014	897	(27)	4,885

Totals	$274,059	$1,749	$(2,900)	$272,908

December 31, 2016

Securities held to maturity:
Municipal securities	$321,859	$2,201	$(4,695)	$319,365
Other bonds	1,050	-	-	1,050

Totals	$322,909	$2,201	$(4,695)	$320,415

Securities available for sale:
U.S. gov't.sponsored agency securities	$46,281	$133	$(331)	$46,083
Residential mortgage-backed and related securities	150,465	175	(2,938)	147,702
Municipal securities	52,817	426	(638)	52,605
Other securities	4,046	704	(27)	4,723

Totals	$253,609	$1,438	$(3,934)	$251,113

December 31, 2015

Securities held to maturity:
Municipal securities	$252,624	$3,190	$(1,173)	$254,641
Other bonds	1,050	-	-	1,050

Totals	$253,674	$3,190	$(1,173)	$255,691

Securities available for sale:
U.S. gov't.sponsored agency securities	$216,282	$105	$(2,850)	$213,537
Residential mortgage-backed and related securities	81,442	511	(1,283)	80,670
Municipal securities	26,765	873	(59)	27,579
Other securities	1,108	541	-	1,649

Totals	$325,597	$2,030	$(4,192)	$323,435

NOTE: Stock of the Federal Home Loan Bank and Federal Reserve Bank are NOT included in the above. The Company carries these investments within restricted investment securities on the consolidated balance sheets. Following is a summary of the carrying value of all of the Company's restricted investment securities as of December 31, 2017, 2016, and 2015:

	As of December 31,
	2017	2016	2015
	(dollars in thousands)
Federal Home Loan Bank	$11,697	$9,271	$9,136
Federal Reserve Bank	8,032	5,672	5,646
Other	54	54	54
Totals	$19,783	$14,997	$14,836

B. Investment Securities, Maturities, and Yields

The following table presents the maturity of securities held on December 31, 2017 and the weighted average stated coupon rates by range of maturity:

		Weighted
	Amortized	Average
	Cost	Yield
	(dollars in thousands)
U.S. gov't.sponsored agency securities:
Within 1 year	$50	7.93%
After 1 but within 5 years	13,337	2.01%
After 5 but within 10 years	1,490	2.91%
After 10 years	23,532	2.12%

Total	$38,409	2.12%

Residential mortgage-backed and related securities:
After 1 but within 5 years	$8,718	1.97%
After 5 but within 10 years	73,552	2.47%
After 10 years	83,190	2.35%

Total	$165,460	2.38%

Municipal securities:
Within 1 year	$4,853	2.89%
After 1 but within 5 years	33,937	2.75%
After 5 but within 10 years	94,267	3.07%
After 10 years	311,543	3.40%

Total	$444,600	3.27%

Other bonds:
After 1 but within 5 years	$550	2.92%
After 5 but within 10 years	500	4.39%

Total	$1,050	3.62%

Other securities with no maturity or stated face rate	$4,014

NOTE: Yields above are NOT computed on a tax equivalent basis.

C. As of December 31, 2017, there were no securities with aggregate book value and market value purchased from a single issuer (as defined by Section 2(4) of the Securities Act of 1933) that exceeded 10% of stockholders' equity.

III. Loan/Lease Portfolio

A. Types of Loans/Leases

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2017.

B. Maturities and Sensitivities of Loans/Leases to Changes in Interest Rates

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2017.

C. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans/Leases

The gross interest income that would have been recorded if nonaccrual loans/leases and performing troubled debt restructurings had been current in accordance with their original terms was $682,027 and $351 respectively, for the year ended December 31, 2017. The amount of interest collected on nonaccrual loans/leases and performing troubled debt restructurings that was included in interest income was none and $435,034, respectively, for the year ended December 31, 2017.

The remaining information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2017.

2. Potential Problem Loans/Leases.

To management's best knowledge, there are no such significant loans/leases that have not been disclosed in the table presented in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2017.

3. Foreign Outstandings. None.

4. Loan/Lease Concentrations.

As of December 31, 2017, there were two concentrations of loans/leases exceeding 10% of total loans/leases, which is not otherwise disclosed in Item III. A. Those concentrations are Lessors of Non-Residential Buildings & Dwellings at 14% and Lessors of Residential Buildings & Dwellings at 12%.

D. Other Interest-Bearing Assets

As of December 31, 2017, there are no interest-bearing assets required to be disclosed in this Appendix.

IV. Summary of Loan/Lease Loss Experience

A. Analysis of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2017.

B. Allocation of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2017.

V. Deposits.

The average amount of and average rate paid for the categories of deposits for the years ended December 31, 2017, 2016, and 2015 are included in the consolidated average balance sheets and can be found in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2017.

The Company has no deposits by foreign depositors in domestic offices as of December 31, 2017.

Included in interest bearing deposits at December 31, 2017, were certificates of deposit totaling $282,652,000 that were $100,000 or greater. Maturities of these certificates were as follows:

December 31,
2017
(dollars in thousands)

One to three months	$98,067
Three to six months	41,678
Six to twelve months	66,182
Over twelve months	76,725

Total certificates of deposit greater than or equal to $100,000	$282,652

VI. Return on Equity and Assets.

The following tables present the return on assets and equity and the equity to assets ratio of the Company:

	Years ended
	December 31,
	2017	2016	2015
	(dollars in thousands)

Average total assets	$3,519,848	$2,846,699	$2,549,921
Average equity	310,210	262,075	192,489
Net income	35,707	27,687	16,928
Return on average assets	1.01%	0.97%	0.66%
Return on average common equity	11.51%	10.56%	8.79%
Return on average total equity	11.51%	10.56%	8.79%
Dividend payout ratio	7.46%	7.27%	4.88%
Average equity to average assets ratio	8.81%	9.21%	7.55%

VII. Short Term Borrowings.

The following tables present the information requested on short-term borrowings of the Company:

Short-term borrowings as of December 31, 2017, 2016, and 2015 are summarized as follows:

	2017	2016	2015
		(dollars in thousands)
Overnight repurchase agreements with customers	$7,003	$8,131	$73,873
Federal funds purchased	6,990	31,840	70,790
	$13,993	$39,971	$144,663

Information concerning overnight repurchase agreements with customers is summarized as follows:

	2017	2016	2015
		(dollars in thousands)
Average daily balance during the period	$7,476	$30,083	$121,186
Average daily interest rate during the period	0.08%	0.07%	0.11%
Maximum month-end balance during the period	$11,829	$59,833	$159,407
Weighted average rate as of end of period	0.15%	0.18%	0.11%

Securities underlying the agreements as of end of period:
Carrying value	$20,894	$19,720	$95,389
Fair value	20,894	19,720	95,389

Information concerning federal funds purchased is summarized as follows:

	2017	2016	2015
		(dollars in thousands)
Average daily balance during the period	$13,486	$19,106	$32,826
Average daily interest rate during the period	1.31%	0.56%	0.41%
Maximum month-end balance during the period	$33,650	$51,750	$126,220
Weighted average rate as of end of period	1.24%	0.70%	0.57%