Form 10-Q
period 2018-03-31
QCR HOLDINGS INC
filed 2018-05-09
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [    ]          No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 1, 2018, the Registrant had outstanding 13,952,800 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2018 and December 31, 2017

	March 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$61,845,988	$75,721,663
Federal funds sold	14,505,000	30,197,000
Interest-bearing deposits at financial institutions	45,051,555	55,765,012

Securities held to maturity, at amortized cost	378,584,337	379,474,205
Securities available for sale, at fair value	259,644,940	272,907,907
Total securities	638,229,277	652,382,112

Loans receivable held for sale	279,750	645,001
Loans/leases receivable held for investment	3,054,622,689	2,963,840,399
Gross loans/leases receivable	3,054,902,439	2,964,485,400
Less allowance for estimated losses on loans/leases	(36,532,602)	(34,355,728)
Net loans/leases receivable	3,018,369,837	2,930,129,672

Bank-owned life insurance	59,477,481	59,059,494
Premises and equipment, net	63,564,277	62,838,255
Restricted investment securities	22,413,075	19,782,525
Other real estate owned, net	12,750,023	13,558,308
Goodwill	28,334,092	28,334,092
Core deposit intangible	8,774,402	9,078,953
Other assets	52,999,407	45,817,687
Total assets	$4,026,314,414	$3,982,664,773

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$784,815,082	$789,547,696
Interest-bearing	2,495,186,410	2,477,107,360
Total deposits	3,280,001,492	3,266,655,056

Short-term borrowings	16,859,753	13,993,122
Federal Home Loan Bank advances	216,345,000	192,000,000
Other borrowings	64,062,500	66,000,000
Junior subordinated debentures	37,534,402	37,486,487
Other liabilities	51,083,350	53,242,979
Total liabilities	3,665,886,497	3,629,377,644

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000 March 2018 and December 2017 - No shares issued or outstanding	-	-
Common stock, $1 par value; shares authorized 20,000,000 March 2018 - 13,936,957 shares issued and outstanding December 2017 - 13,918,168 shares issued and outstanding	13,936,957	13,918,168
Additional paid-in capital	189,684,858	189,077,550
Retained earnings	162,345,792	151,962,661
Accumulated other comprehensive loss:
Securities available for sale	(4,917,148)	(866,223)
Interest rate cap derivatives	(622,542)	(805,027)
Total stockholders' equity	360,427,917	353,287,129
Total liabilities and stockholders' equity	$4,026,314,414	$3,982,664,773

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended March 31,

	2018	2017
Interest and dividend income:
Loans/leases, including fees	$34,213,732	$27,211,417
Securities:
Taxable	1,555,884	1,142,235
Nontaxable	3,289,002	2,647,722
Interest-bearing deposits at financial institutions	197,003	198,652
Restricted investment securities	234,344	130,430
Federal funds sold	56,331	14,643
Total interest and dividend income	39,546,296	31,345,099

Interest expense:
Deposits	4,881,149	2,232,756
Short-term borrowings	32,913	23,960
Federal Home Loan Bank advances	1,064,113	403,469
Other borrowings	718,176	683,208
Junior subordinated debentures	447,027	332,823
Total interest expense	7,143,378	3,676,216
Net interest income	32,402,918	27,668,883

Provision for loan/lease losses	2,539,839	2,105,109
Net interest income after provision for loan/lease losses	29,863,079	25,563,774

Noninterest income:
Trust department fees	2,237,081	1,740,207
Investment advisory and management fees	952,344	961,599
Deposit service fees	1,531,453	1,316,390
Gains on sales of residential real estate loans, net	100,815	96,323
Gains on sales of government guaranteed portions of loans, net	358,434	950,641
Swap fee income	958,694	113,520
Earnings on bank-owned life insurance	417,987	469,687
Debit card fees	766,108	702,801
Correspondent banking fees	264,827	245,189
Other	953,706	687,397
Total noninterest income	8,541,449	7,283,754

Noninterest expense:
Salaries and employee benefits	15,977,975	13,307,331
Occupancy and equipment expense	3,065,811	2,502,219
Professional and data processing fees	2,707,716	2,083,392
Acquisition costs	92,539	5,630
FDIC insurance, other insurance and regulatory fees	756,211	621,242
Loan/lease expense	290,747	293,538
Net cost of operations of other real estate	131,742	14,230
Advertising and marketing	693,239	609,431
Bank service charges	440,571	423,901
Correspondent banking expense	204,754	198,351
CDI amortization	304,551	230,867
Other	1,197,641	982,985
Total noninterest expense	25,863,497	21,273,117
Net income before income taxes	12,541,031	11,574,411
Federal and state income tax expense	1,991,070	2,389,446
Net income	$10,549,961	$9,184,965

Basic earnings per common share	$0.76	$0.70
Diluted earnings per common share	$0.74	$0.68

Weighted average common shares outstanding	13,888,661	13,133,382
Weighted average common and common equivalent shares outstanding	14,205,584	13,488,417

Cash dividends declared per common share	$0.06	$0.05

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
Net income	$10,549,961	$9,184,965

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(5,366,113)	598,190
Less reclassification for adoption of ASU 2016-01	666,900	-
	(4,699,213)	598,190
Unrealized gains (losses) on interest rate cap derivatives:
Unrealized holding gains (losses) arising during the period before tax	150,478	(45,202)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(80,515)	(122,813)
	230,993	77,611

Other comprehensive income (loss), before tax	(4,468,220)	675,801
Tax expense (benefit)	(1,266,680)	265,062
Other comprehensive income (loss), net of tax	(3,201,540)	410,739

Comprehensive income	$7,348,421	$9,595,704

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
Three Months Ended March 31, 2018 and 2017

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total
Balance December 31, 2017	$13,918,168	$189,077,550	$151,962,661	$(1,671,250)	$353,287,129
Net income	-	-	10,549,961	-	10,549,961
Other comprehensive loss, net of tax	-	-	-	(3,201,540)	(3,201,540)
Impact of adoption of ASU 2016-01	-	-	666,900	(666,900)	-
Common cash dividends declared, $0.06 per share	-	-	(833,730)	-	(833,730)
Issuance of 2,669 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	2,669	100,262	-	-	102,931
Issuance of 13,074 shares of common stock as a result of stock options exercised	13,074	192,522	-	-	205,596
Stock-based compensation expense	-	495,493			495,493
Restricted stock awards - 6,860 shares of common stock	6,860	(6,860)	-	-	-
Exchange of 3,814 shares of common stock in connection with stock options exercised and restricted stock vested	(3,814)	(174,109)	-	-	(177,923)
Balance March 31, 2018	$13,936,957	$189,684,858	$162,345,792	$(5,539,690)	$360,427,917

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total
Balance December 31, 2016	$13,106,845	$156,776,642	$118,616,901	$(2,459,589)	$286,040,799
Net income	-	-	9,184,965	-	9,184,965
Other comprehensive income, net of tax	-	-	-	410,739	410,739
Common cash dividends declared, $0.05 per share	-	-	(656,574)	-	(656,574)
Issuance of 3,573 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	3,573	83,091	-	-	86,664
Issuance of 44,284 shares of common stock as a result of stock options exercised	44,284	630,290	-	-	674,574
Stock-based compensation expense	-	388,753	-	-	388,753
Restricted stock awards - 13,289 shares of common stock	13,289	(13,289)	-	-	-
Exchange of 6,772 shares of common stock in connection with stock options exercised and restricted stock vested	(6,772)	(283,518)	-	-	(290,290)
Balance March 31, 2017	$13,161,219	$157,581,969	$127,145,292	$(2,048,850)	$295,839,630

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,549,961	$9,184,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,020,975	896,952
Provision for loan/lease losses	2,539,839	2,105,109
Stock-based compensation expense	495,493	388,753
Deferred compensation expense accrued	511,502	404,723
Losses on other real estate owned, net	118,159	-
Amortization of premiums on securities, net	438,641	347,178
Loans originated for sale	(12,939,466)	(21,416,325)
Proceeds on sales of loans	13,763,966	22,547,789
Gains on sales of residential real estate loans	(100,815)	(96,323)
Gains on sales of government guaranteed portions of loans	(358,434)	(950,641)
Amortization of core deposit intangible	304,551	230,867
Accretion of acquisition fair value adjustments, net	(732,689)	(1,915,001)
Increase in cash value of bank-owned life insurance	(417,987)	(469,687)
Decrease (increase) in other assets	(4,403,592)	5,427,798
Decrease in other liabilities	(2,886,830)	(5,852,341)
Net cash provided by operating activities	$7,903,274	$10,833,816

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	15,692,000	6,459,000
Net decrease (increase) in interest-bearing deposits at financial institutions	10,713,457	(93,471,781)
Proceeds from sales of other real estate owned	736,370	34,191
Activity in securities portfolio:
Purchases	(7,100,109)	(12,138,040)
Calls, maturities and redemptions	4,540,000	17,385,968
Paydowns	9,085,377	8,486,628
Activity in restricted investment securities:
Purchases	(4,450,550)	(7,600)
Redemptions	1,820,000	1,315,500
Net increase in loans/leases originated and held for investment	(90,378,382)	(29,236,438)
Purchase of premises and equipment	(704,413)	(1,396,902)
Net cash used in investing activities	$(60,046,250)	$(102,569,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	13,377,517	136,704,261
Net increase (decrease) in short-term borrowings	2,866,631	(20,501,291)
Activity in Federal Home Loan Bank advances:
Calls and maturities	-	(4,000,000)
Net change in short-term and overnight advances	24,345,000	(26,950,000)
Activity in other borrowings:
Calls, maturities and scheduled principal payments	(1,937,500)	(8,000,000)
Payment of cash dividends on common stock	(692,874)	(522,574)
Proceeds from issuance of common stock, net	308,527	761,238
Net cash provided by financing activities	$38,267,301	$77,491,634
Net decrease in cash and due from banks	(13,875,675)	(14,244,024)
Cash and due from banks, beginning	75,721,663	70,569,993
Cash and due from banks, ending	$61,845,988	$56,325,969

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
Three Months Ended March 31, 2018 and 2017

	2018	2017
Supplemental disclosure of cash flow information, cash payments for:
Interest	$3,654,713	$3,747,218
Income/franchise taxes	$74,604	$4,842

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	$(3,201,540)	$410,739
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	$(177,923)	$(290,290)
Transfers of loans to other real estate owned	$46,244	$136,450
Dividends payable	$833,730	$656,574
Increase in the fair value of interest rate swap assets and liabilities	$103,080	$303,383
Transfer of equity securities from securities available for sale to other assets at fair value	$2,614,261	$-

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2018. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited consolidated financial statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim period ended March 31, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	Guaranty: Guaranty Bankshares, Ltd.
AOCI: Accumulated other comprehensive income (loss)	Guaranty Bank: Guaranty Bank and Trust Company
AFS: Available for sale	HTM: Held to maturity
ASC: Accounting Standards Codification	m2: m2 Lease Funds, LLC
ASU: Accounting Standards Update	NIM: Net interest margin
Bates Companies: Bates Financial Advisors, Inc., Bates	NPA: Nonperforming asset
Financial Services, Inc., Bates Securities, Inc. and	NPL: Nonperforming loan
Bates Financial Group, Inc.	OREO: Other real estate owned
BOLI: Bank-owned life insurance	OTTI: Other-than-temporary impairment
Caps: Interest rate cap derivatives	PCI: Purchased credit impaired
CDI: Core deposit intangible	Provision: Provision for loan/lease losses
Community National: Community National Bancorporation	QCBT: Quad City Bank & Trust Company
CRBT: Cedar Rapids Bank & Trust Company	RB&T: Rockford Bank & Trust Company
CRE: Commercial real estate	ROAA: Return on Average Assets
CSB: Community State Bank	SBA: U.S. Small Business Administration
C&I: Commercial and industrial	SEC: Securities and Exchange Commission
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	SFC Bank: Springfield First Community Bank
Consumer Protection Act	Springfield Bancshares: Springfield Bancshares, Inc.
EPS: Earnings per share	TA: Tangible assets
Exchange Act: Securities Exchange Act of 1934, as amended	Tax Act: Tax Cuts and Jobs Act of 2017
FASB: Financial Accounting Standards Board	TCE: Tangible common equity
FDIC: Federal Deposit Insurance Corporation	TDRs: Troubled debt restructurings
FHLB: Federal Home Loan Bank	TEY: Tax equivalent yield
FRB: Federal Reserve Bank of Chicago	The Company: QCR Holdings, Inc.
GAAP: Generally Accepted Accounting Principles	USDA: U.S. Department of Agriculture

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

The acquisition of Guaranty Bank, headquartered in Cedar Rapids, Iowa occurred on October 2, 2017 and Guaranty Bank was merged into CRBT on December 2, 2017. The financial results for the periods since acquisition are included in this report. See Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information about the acquisition.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Recent accounting developments: In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally effective for the Company on January 1, 2017; however, FASB issued ASU 2015-14 which defers the effective date in order to provide additional time for both public and private entities to evaluate the impact. ASU 2014-09 was adopted by the Company on January 1, 2018 and did not have a significant impact on the Company’s consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments–Overall. ASU 2016-01 makes targeted adjustments to GAAP by eliminating the AFS classification for equity securities and requiring equity investments to be measured at fair value with changes in fair value recognized in net income. The standard also requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. The standard clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity’s other deferred tax assets. It also requires an entity to present separately (within other comprehensive income) the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the standard eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Upon adoption of ASU 2016-01 by the Company on January 1, 2018, the fair value of the Company’s loan portfolio is now presented using an exit price method. Also, the Company is no longer required to disclose the methodologies used for estimating fair value of financial assets and liabilities that are not measured at fair value on a recurring or nonrecurring basis. The remaining requirements of this update had no significant impact on the consolidated financial statements.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under the standard, entities are allowed to make a one-time reclassification from AOCI to retained earnings for the effect of remeasuring deferred tax liabilities and assets originally recorded in other comprehensive income as a result of the change in the federal tax rate as defined by the Tax Act. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Companies may choose to early adopt for fiscal years or interim periods that have not been issued or made available for issuance as of February 14, 2018. The Company chose to early adopt ASU 2018-02 and apply the guidance to the consolidated financial statements for the year ended December 31, 2017.

Reclassifications: Certain amounts in the prior year’s consolidated financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of March 31, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
March 31, 2018:
Securities HTM:
Municipal securities	$377,534,337	$2,244,218	$(5,024,697)	$374,753,858
Other securities	1,050,000	-	(11,175)	1,038,825
	$378,584,337	$2,244,218	$(5,035,872)	$375,792,683

Securities AFS:
U.S. govt. sponsored agency securities	$37,591,155	$21,236	$(744,881)	$36,867,510
Residential mortgage-backed and related securities	162,453,605	60,222	(5,224,784)	157,289,043
Municipal securities	61,862,665	238,583	(899,444)	61,201,804
Other securities	4,254,716	31,867	-	4,286,583
	$266,162,141	$351,908	$(6,869,109)	$259,644,940

December 31, 2017:
Securities HTM:
Municipal securities	$378,424,205	$2,763,718	$(2,488,119)	$378,699,804
Other securities	1,050,000	-	-	1,050,000
	$379,474,205	$2,763,718	$(2,488,119)	$379,749,804

Securities AFS:
U.S. govt. sponsored agency securities	$38,409,157	$37,344	$(349,967)	$38,096,534
Residential mortgage-backed and related securities	165,459,470	155,363	(2,313,529)	163,301,304
Municipal securities	66,176,364	660,232	(211,100)	66,625,496
Other securities	4,014,004	896,384	(25,815)	4,884,573
	$274,058,995	$1,749,323	$(2,900,411)	$272,907,907

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018 and December 31, 2017, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2018:
Securities HTM:
Municipal securities	$69,404,232	$(2,881,032)	$59,545,239	$(2,143,665)	$128,949,471	$(5,024,697)
Other securities	1,038,825	(11,175)	-	-	1,038,825	(11,175)
	$70,443,057	$(2,892,207)	$59,545,239	$(2,143,665)	$129,988,296	$(5,035,872)

Securities AFS:
U.S. govt. sponsored agency securities	$29,643,497	$(589,515)	$3,634,609	$(155,365)	$33,278,106	$(744,880)
Residential mortgage-backed and related securities	94,102,512	(2,858,578)	55,394,159	(2,366,206)	149,496,671	(5,224,784)
Municipal securities	36,845,821	(659,492)	8,217,318	(239,952)	45,063,139	(899,444)
	$160,591,830	$(4,107,585)	$67,246,086	$(2,761,523)	$227,837,916	$(6,869,108)

December 31, 2017:
Securities HTM:
Municipal securities	$23,750,826	$(354,460)	$72,611,780	$(2,133,659)	$96,362,606	$(2,488,119)

Securities AFS:
U.S. govt. sponsored agency securities	$28,576,258	$(200,022)	$3,640,477	$(149,945)	$32,216,735	$(349,967)
Residential mortgage-backed and related securities	88,927,779	(871,855)	57,931,731	(1,441,674)	146,859,510	(2,313,529)
Municipal securities	10,229,337	(41,151)	9,997,433	(169,949)	20,226,770	(211,100)
Other securities	923,535	(25,815)	-	-	923,535	(25,815)
	$128,656,909	$(1,138,843)	$71,569,641	$(1,761,568)	$200,226,550	$(2,900,411)

At March 31, 2018, the investment portfolio included 604 securities. Of this number, 290 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 1.8% of the total amortized cost of the portfolio. Of these 290 securities, 105 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.

The Company did not recognize OTTI on any investment securities for the three months ended March 31, 2018 and 2017.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

There were no sales of securities for the three months ended March 31, 2018 and 2017.

The amortized cost and fair value of securities as of March 31, 2018 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value
Securities HTM:
Due in one year or less	$3,344,356	$3,345,990
Due after one year through five years	25,163,524	25,191,668
Due after five years	350,076,457	347,255,025
	$378,584,337	$375,792,683

Securities AFS:
Due in one year or less	$3,368,633	$3,381,748
Due after one year through five years	23,949,100	23,738,028
Due after five years	76,390,803	75,236,121
	103,708,536	102,355,897
Residential mortgage-backed and related securities	162,453,605	157,289,043
	$266,162,141	$259,644,940

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity. These callable securities are summarized as follows:

	Amortized Cost	Fair Value
Securities HTM:
Municipal securities	$209,306,946	$207,262,788

Securities AFS:
U.S. govt. sponsored agency securities	5,048,812	4,947,644
Municipal securities	54,016,828	53,258,850
	$59,065,640	$58,206,494

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of March 31, 2018, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 128 issuers with fair values totaling $101.3 million and revenue bonds issued by 148 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $334.6 million. The Company held investments in general obligation bonds in 26 states, including six states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 16 states, including seven states in which the aggregate fair value exceeded $5.0 million.

As of December 31, 2017, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 131 issuers with fair values totaling $108.0 million and revenue bonds issued by 145 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $337.3 million. The Company held investments in general obligation bonds in 26 states, including six states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 16 states, including seven states in which the aggregate fair value exceeded $5.0 million.

The amortized cost and fair values of the Company’s portfolio of general obligation bonds are summarized in the following tables by the issuer’s state:

March 31, 2018:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

North Dakota	7	$21,627,097	$20,756,566	$2,965,224
Illinois	20	18,532,776	18,513,766	925,688
Iowa	16	13,878,991	13,830,003	864,375
Texas	17	10,763,333	10,554,430	620,849
Missouri	17	8,314,872	8,323,476	489,616
Ohio	8	7,378,887	7,296,859	912,107
Other	43	22,261,263	22,068,390	513,218
Total general obligation bonds	128	$102,757,219	$101,343,490	$791,746

December 31, 2017:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

North Dakota	7	$21,626,574	$21,724,197	$3,103,457
Illinois	20	19,328,700	19,514,024	975,701
Iowa	16	13,881,689	13,969,512	873,095
Texas	17	11,253,775	11,308,848	665,226
Missouri	17	9,243,355	9,308,287	547,546
Ohio	9	8,002,705	7,938,028	882,003
Other	45	24,000,278	24,215,119	538,114
Total general obligation bonds	131	$107,337,076	$107,978,015	$824,260

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The amortized cost and fair values of the Company’s portfolio of revenue bonds are summarized in the following tables by the issuer’s state:

March 31, 2018:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	58	$108,311,804	$108,445,780	$1,869,755
Iowa	29	68,370,374	68,236,038	2,352,967
Ohio	10	55,757,914	55,699,375	5,569,938
Indiana	26	49,258,364	48,833,113	1,878,197
Illinois	2	17,205,951	17,373,994	8,686,997
Kansas	6	12,651,338	12,172,961	2,028,827
North Dakota	5	11,220,278	10,644,441	2,128,888
Other	12	13,863,760	13,206,470	1,100,539
Total revenue bonds	148	$336,639,783	$334,612,172	$2,260,893

December 31, 2017:
U.S. State:	Number of Issuers	Amortized Cost	Fair Value	Average Exposure Per Issuer (Fair Value)

Missouri	56	$106,259,015	$106,232,837	$1,897,015
Iowa	29	68,724,899	69,079,470	2,382,051
Ohio	10	55,766,091	55,820,203	5,582,020
Indiana	26	51,171,818	50,861,336	1,956,205
Illinois	2	17,211,441	17,408,544	8,704,272
Kansas	6	12,873,329	12,877,087	2,146,181
North Dakota	5	11,451,560	11,351,676	2,270,335
Other	11	13,805,340	13,716,132	1,246,921
Total revenue bonds	145	$337,263,493	$337,347,285	$2,326,533

Both general obligation and revenue bonds are diversified across many issuers. As of March 31, 2018 and December 31, 2017, the Company did not hold general obligation or revenue bonds of any single issuer, the aggregate book or market value of which exceeded 5% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company’s municipal securities are owned by each of the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually, and as of March 31, 2018, all were well within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of each charter’s total risk-based capital.

As of March 31, 2018, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of March 31, 2018 and December 31, 2017 is presented as follows:

	As of March 31,	As of December 31,
	2018	2017

C&I loans*	$1,201,085,625	$1,134,516,315
CRE loans
Owner-occupied CRE	346,996,627	332,742,477
Commercial construction, land development, and other land	171,404,628	186,402,404
Other non owner-occupied CRE	839,302,131	784,347,000
	1,357,703,386	1,303,491,882

Direct financing leases **	137,614,465	141,448,232
Residential real estate loans ***	254,484,231	258,646,265
Installment and other consumer loans	95,911,569	118,610,799
	3,046,799,276	2,956,713,493
Plus deferred loan/lease origination costs, net of fees	8,103,163	7,771,907
	3,054,902,439	2,964,485,400
Less allowance	(36,532,602)	(34,355,728)
	$3,018,369,837	$2,930,129,672

* Direct financing leases:
Net minimum lease payments to be received	$152,430,047	$156,583,887
Estimated unguaranteed residual values of leased assets	929,932	929,932
Unearned lease/residual income	(15,745,514)	(16,065,587)
	137,614,465	141,448,232
Plus deferred lease origination costs, net of fees	4,350,767	4,624,027
	141,965,232	146,072,259
Less allowance	(2,730,301)	(2,382,098)
	$139,234,931	$143,690,161

* Includes equipment financing agreements outstanding at m2, totaling $78,911,791 and $66,758,397 as of March 31, 2018 and December 31, 2017, respectively.

**Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors, which is combined with management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider, which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three months ended March 31, 2018 and 2017.

***Includes residential real estate loans held for sale totaling $279,750 and $645,001 as of March 31, 2018, and December 31, 2017, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in accretable yield for acquired loans were as follows:

	Three months ended March 31, 2018
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$(191,132)	$(6,280,075)	$(6,471,207)
Accretion recognized	34,236	620,532	654,768
Balance at the end of the period	$(156,896)	$(5,659,543)	$(5,816,439)

	Three months ended March 31, 2017
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$(194,306)	$(9,115,614)	$(9,309,920)
Accretion recognized	66,690	2,171,540	2,238,230
Balance at the end of the period	$(127,616)	$(6,944,074)	$(7,071,690)

The aging of the loan/lease portfolio by classes of loans/leases as of March 31, 2018 and December 31, 2017 is presented as follows:

	As of March 31, 2018
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$1,197,675,583	$1,714,614	$210,724	$36,162	$1,448,542	$1,201,085,625
CRE
Owner-Occupied CRE	346,524,727	142,587	-	-	329,313	346,996,627
Commercial Construction, Land Development, and Other Land	168,928,348	55,561	568,523	-	1,852,196	171,404,628
Other Non Owner-Occupied CRE	834,328,826	105,223	-	-	4,868,082	839,302,131
Direct Financing Leases	133,012,415	1,196,302	599,350	-	2,806,398	137,614,465
Residential Real Estate	250,956,900	2,304,607	35,457	-	1,187,267	254,484,231
Installment and Other Consumer	95,435,771	190,027	13,806	4,778	267,187	95,911,569
	$3,026,862,570	$5,708,921	$1,427,860	$40,940	$12,758,985	$3,046,799,276

As a percentage of total loan/lease portfolio	99.34%	0.19%	0.05%	0.00%	0.42%	100.00%

	As of December 31, 2017
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

C&I	$1,124,734,486	$8,306,829	$243,647	$-	$1,231,353	$1,134,516,315
CRE
Owner-Occupied CRE	331,868,142	540,435	-	-	333,900	332,742,477
Commercial Construction, Land Development, and Other Land	181,558,092	-	-	-	4,844,312	186,402,404
Other Non Owner-Occupied CRE	782,526,249	572,877	4,146	-	1,243,728	784,347,000
Direct Financing Leases	137,708,397	1,305,191	259,600	-	2,175,044	141,448,232
Residential Real Estate	253,261,821	3,552,709	393,410	74,519	1,363,806	258,646,265
Installment and Other Consumer	117,773,259	517,537	56,760	14,152	249,091	118,610,799
	$2,929,430,446	$14,795,578	$957,563	$88,671	$11,441,234	$2,956,713,493

As a percentage of total loan/lease portfolio	99.08%	0.50%	0.03%	0.00%	0.39%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NPLs by classes of loans/leases as of March 31, 2018 and December 31, 2017 are presented as follows:

	As of March 31, 2018
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Accruing TDRs	Total NPLs	Percentage of Total NPLs

C&I	$36,162	$1,448,542	$4,714,450	$6,199,154	34.29%
CRE
Owner-Occupied CRE	-	329,313	107,322	436,635	2.42%
Commercial Construction, Land Development, and Other Land	-	1,852,196	-	1,852,196	10.25%
Other Non Owner-Occupied CRE	-	4,868,082	-	4,868,082	26.93%
Direct Financing Leases	-	2,806,398	169,198	2,975,596	16.46%
Residential Real Estate	-	1,187,267	271,694	1,458,961	8.07%
Installment and Other Consumer	4,778	267,187	12,828	284,793	1.58%
	$40,940	$12,758,985	$5,275,492	$18,075,417	100.00%

*Nonaccrual loans/leases included $2,637,483 of TDRs, including $25,984 in C&I loans, $1,312,469 in CRE loans, $1,208,050 in direct financing leases, $84,555 in residential real estate loans, and $6,425 in installment loans.

	As of December 31, 2017
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

**Nonaccrual loans/leases included $2,282,495 of TDRs, including $122,598 in C&I loans, $1,336,871 in CRE loans, $700,255 in direct financing leases, $115,190 in residential real estate loans, and $7,581 in installment loans.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance by portfolio segment for the three months ended March 31, 2018 and 2017, respectively, are presented as follows:

	Three Months Ended March 31, 2018
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$14,323,036	$13,962,688	$2,382,098	$2,466,431	$1,221,475	$34,355,728
Provisions (credits) charged to expense	808,161	965,383	604,783	(39,337)	200,849	2,539,839
Loans/leases charged off	(95,499)	-	(283,887)	(52,325)	(4,747)	(436,458)
Recoveries on loans/leases previously charged off	29,547	9,949	27,307	450	6,240	73,493
Balance, ending	$15,065,245	$14,938,020	$2,730,301	$2,375,219	$1,423,817	$36,532,602

	Three Months Ended March 31, 2017
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$12,545,110	$11,670,609	$3,111,898	$2,342,344	$1,087,487	$30,757,448
Provisions charged to expense	593,359	966,271	505,015	43,520	(3,056)	2,105,109
Loans/leases charged off	(218,273)	-	(658,684)	(13,623)	(2,046)	(892,626)
Recoveries on loans/leases previously charged off	33,894	6,386	20,031	3,623	25,285	89,219
Balance, ending	$12,954,090	$12,643,266	$2,978,260	$2,375,864	$1,107,670	$32,059,150

The allowance by impairment evaluation and by portfolio segment as of March 31, 2018 and December 31, 2017 is presented as follows:

	As of March 31, 2018
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$567,321	$1,670,897	$628,379	$248,592	$112,177	$3,227,366
Allowance for nonimpaired loans/leases	14,497,924	13,267,123	2,101,922	2,126,627	1,311,640	33,305,236
	$15,065,245	$14,938,020	$2,730,301	$2,375,219	$1,423,817	$36,532,602

Impaired loans/leases	$6,010,688	$7,094,483	$2,975,596	$1,556,817	$281,197	$17,918,781
Nonimpaired loans/leases	1,195,074,937	1,350,608,903	134,638,869	252,927,414	95,630,372	3,028,880,495
	$1,201,085,625	$1,357,703,386	$137,614,465	$254,484,231	$95,911,569	$3,046,799,276

Allowance as a percentage of impaired loans/leases	9.44%	23.55%	21.12%	15.97%	39.89%	18.01%
Allowance as a percentage of nonimpaired loans/leases	1.21%	0.98%	1.56%	0.84%	1.37%	1.10%
Total allowance as a percentage of total loans/leases	1.25%	1.10%	1.98%	0.93%	1.48%	1.20%

	As of December 31, 2017
	C&I	CRE	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for impaired loans/leases	$715,627	$1,429,460	$504,469	$355,167	$38,596	$3,043,319
Allowance for nonimpaired loans/leases	13,607,409	12,533,228	1,877,629	2,111,264	1,182,879	31,312,409
	$14,323,036	$13,962,688	$2,382,098	$2,466,431	$1,221,475	$34,355,728

Impaired loans/leases	$6,248,209	$6,529,262	$3,669,492	$1,704,846	$202,354	$18,354,163
Nonimpaired loans/leases	1,128,268,106	1,296,962,620	137,778,740	256,941,419	118,408,445	2,938,359,330
	$1,134,516,315	$1,303,491,882	$141,448,232	$258,646,265	$118,610,799	$2,956,713,493

Allowance as a percentage of impaired loans/leases	11.45%	21.89%	13.75%	20.83%	19.07%	16.58%
Allowance as a percentage of nonimpaired loans/leases	1.21%	0.97%	1.36%	0.82%	1.00%	1.07%
Total allowance as a percentage of total loans/leases	1.26%	1.07%	1.68%	0.95%	1.03%	1.16%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended March 31, 2018 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$5,038,888	$5,053,164	$-	$5,297,775	$75,406	$75,406
CRE
Owner-Occupied CRE	289,261	289,261	-	289,261	5,822	5,822
Commercial Construction, Land Development, and Other Land	-	-	-	-	-	-
Other Non Owner-Occupied CRE	1,227,579	1,227,579	-	1,235,654	-	-
Direct Financing Leases	1,927,663	1,927,663	-	2,355,745	6,291	6,291
Residential Real Estate	911,804	986,583	-	884,441	-	-
Installment and Other Consumer	140,857	140,857	-	120,043	-	-
	$9,536,052	$9,625,107	$-	$10,182,919	$87,519	$87,519

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$957,524	$957,524	$567,321	$824,536	$1,983	$1,983
CRE
Owner-Occupied CRE	147,375	147,375	43,875	149,669	-	-
Commercial Construction, Land Development, and Other Land	5,430,268	5,430,268	1,627,022	5,137,290	-	-
Other Non Owner-Occupied CRE	-	-	-	-	-	-
Direct Financing Leases	1,047,933	1,047,933	628,379	962,961	-	-
Residential Real Estate	547,158	570,234	248,592	544,558	2,934	2,934
Installment and Other Consumer	140,340	140,340	112,177	128,285	83	83
	$8,270,598	$8,293,674	$3,227,366	$7,747,299	$5,000	$5,000

Total Impaired Loans/Leases:
C&I	$5,996,412	$6,010,688	$567,321	$6,122,311	$77,389	$77,389
CRE
Owner-Occupied CRE	436,636	436,636	43,875	438,930	5,822	5,822
Commercial Construction, Land Development, and Other Land	5,430,268	5,430,268	1,627,022	5,137,290	-	-
Other Non Owner-Occupied CRE	1,227,579	1,227,579	-	1,235,654	-	-
Direct Financing Leases	2,975,596	2,975,596	628,379	3,318,706	6,291	6,291
Residential Real Estate	1,458,962	1,556,817	248,592	1,428,999	2,934	2,934
Installment and Other Consumer	281,197	281,197	112,177	248,328	83	83
	$17,806,650	$17,918,781	$3,227,366	$17,930,218	$92,519	$92,519

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of December 31, 2017 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,634,269	$1,644,706	$-
CRE
Owner-Occupied CRE	289,261	289,261	-
Commercial Construction, Land Development, and Other Land	-	-	-
Other Non Owner-Occupied CRE	1,171,565	1,171,565	-
Direct Financing Leases	2,944,540	2,944,540	-
Residential Real Estate	943,388	1,018,167	-
Installment and Other Consumer	134,245	134,245	-
	$7,117,268	$7,202,484	$-

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$4,613,940	$4,617,879	$715,627
CRE
Owner-Occupied CRE	151,962	151,962	48,462
Commercial Construction, Land Development, and Other Land	4,844,312	4,844,312	1,379,235
Other Non Owner-Occupied CRE	72,163	72,163	1,763
Direct Financing Leases	724,953	724,953	504,469
Residential Real Estate	761,458	761,458	355,167
Installment and Other Consumer	68,109	68,109	38,596
	$11,236,897	$11,240,836	$3,043,319

Total Impaired Loans/Leases:
C&I	$6,248,209	$6,262,585	$715,627
CRE
Owner-Occupied CRE	441,222	441,222	48,462
Commercial Construction, Land Development, and Other Land	4,844,312	4,844,312	1,379,235
Other Non Owner-Occupied CRE	1,243,728	1,243,728	1,763
Direct Financing Leases	3,669,492	3,669,492	504,469
Residential Real Estate	1,704,846	1,779,625	355,167
Installment and Other Consumer	202,354	202,354	38,596
	$18,354,163	$18,443,318	$3,043,319

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

For certain C&I loans (equipment financing agreements), direct financing leases, residential real estate loans, and installment and other consumer loans, the Company’s credit quality indicator is performance determined by delinquency status. Delinquency status is updated daily by the Company’s loan system.

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$1,079,132,775	$337,628,357	$166,752,090	$813,622,461	$2,397,135,683	96.66%
Special Mention (Rating 6)	20,327,365	5,576,201	1,780,000	15,242,642	42,926,208	1.73%
Substandard (Rating 7)	22,713,694	3,792,069	2,872,538	10,437,028	39,815,329	1.61%
Doubtful (Rating 8)	-	-	-	-	-	-
	$1,122,173,834	$346,996,627	$171,404,628	$839,302,131	$2,479,877,220	100.00%

	As of March 31, 2018
Delinquency Status *	C&I	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$77,987,539	$134,638,869	$253,025,270	$95,626,776	$561,278,454	99.00%
Nonperforming	924,252	2,975,596	1,458,961	284,793	5,643,602	1.00%
	$78,911,791	$137,614,465	$254,484,231	$95,911,569	$566,922,056	100.00%

	As of December 31, 2017
		CRE
			Non Owner-Occupied
Internally Assigned Risk Rating	C&I	Owner-Occupied CRE	Commercial Construction, Land Development, and Other Land	Other CRE	Total	As a % of Total

Pass (Ratings 1 through 5)	$1,031,963,703	$318,293,608	$179,142,839	$767,119,909	$2,296,520,059	96.85%
Special Mention (Rating 6)	10,944,924	8,230,060	1,780,000	10,068,870	31,023,854	1.31%
Substandard (Rating 7)	24,578,731	6,218,809	5,479,565	7,158,221	43,435,326	1.83%
Doubtful (Rating 8)	270,559	-	-	-	270,559	0.01%
	$1,067,757,917	$332,742,477	$186,402,404	$784,347,000	$2,371,249,799	100.00%

	As of December 31, 2017
Delinquency Status *	C&I	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total	As a % of Total

Performing	$65,847,177	$137,778,740	$256,935,448	$118,333,529	$578,894,894	98.88%
Nonperforming	911,220	3,669,492	1,710,818	277,270	6,568,800	1.12%
	$66,758,397	$141,448,232	$258,646,266	$118,610,799	$585,463,694	100.00%

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing TDRs.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of March 31, 2018 and December 31, 2017, TDRs totaled $7,912,975 and $9,394,967, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three months ended March 31, 2018 and 2017. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended March 31, 2018				For the three months ended March 31, 2017
Classes of Loans/Leases	Number of Loans / Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance

CONCESSION - Significant Payment Delay
C&I	-	$-	$-	$-	2	$133,689	$133,689	$-
Residential Real Estate	1	46,320	46,320	-	-	-	-	-
Direct Financing Leases	2	47,524	47,524	-	8	669,861	669,861	-
	3	$93,844	$93,844	$-	10	$803,550	$803,550	$-

CONCESSION - Extension of Maturity
Direct Financing Leases	-	$-	$-	$-	1	$6,263	$6,263	$-
	-	$-	$-	$-	1	$6,263	$6,263	$-

TOTAL	3	$93,844	$93,844	$-	11	$809,813	$809,813	$-

Of the TDRs reported above, one with a post-modification recorded balance of $46,320 was on nonaccrual as of March 31, 2018. Of the TDRs reported above, none were on nonaccrual as of March 31, 2017.

For the three months ended March 31, 2018, eight of the Company’s TDRs redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. Three of these TDRs were related to one customer whose loans were restructured in the second quarter of 2017 with pre-modification balances totaling $78 thousand and the other TDRs related to other customers whose loans were restructured in the second and third quarters of 2017 with pre-modification balances totaling $378 thousand.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended
	March 31,
	2018	2017

Net income	$10,549,961	$9,184,965

Basic EPS	$0.76	$0.70
Diluted EPS	$0.74	$0.68

Weighted average common shares outstanding	13,888,661	13,133,382
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	316,923	355,035
Weighted average common and common equivalent shares outstanding	14,205,584	13,488,417

The increase in weighted average common shares outstanding when comparing the three months ended March 31, 2018 to March 31, 2017 was primarily due to the common stock issuance discussed in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Assets and liabilities measured at fair value on a recurring basis comprise the following at March 31, 2018 and December 31, 2017:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2018:
Securities AFS:
U.S. govt. sponsored agency securities	$36,867,510	$-	$36,867,510	$-
Residential mortgage-backed and related securities	157,289,043	-	157,289,043	-
Municipal securities	61,201,804	-	61,201,804	-
Other securities	4,286,583	-	4,286,583	-
Interest rate caps	657,178	-	657,178	-
Interest rate swaps - assets	4,500,318	-	4,500,318	-
Total assets measured at fair value	$264,802,436	$-	$264,802,436	$-

Interest rate swaps - liabilities	$4,500,318	$-	$4,500,318	$-
Total liabilities measured at fair value	$4,500,318	$-	$4,500,318	$-

December 31, 2017:
Securities AFS:
U.S. govt. sponsored agency securities	$38,096,534	$-	$38,096,534	$-
Residential mortgage-backed and related securities	163,301,304	-	163,301,304	-
Municipal securities	66,625,496	-	66,625,496	-
Other securities	4,884,573	1,028	4,883,545	-
Interest rate caps	506,700	-	506,700	-
Interest rate swaps - assets	4,397,238	-	4,397,238	-
Total assets measured at fair value	$277,811,845	$1,028	$277,810,817	$-

Interest rate swaps - liabilities	$4,397,238	$-	$4,397,238	$-
Total liabilities measured at fair value	$4,397,238	$-	$4,397,238	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three months ended March 31, 2018 or 2017.

A small portion of the securities AFS portfolio consists of common stock issued by various unrelated bank holding companies. The fair values used by the Company are obtained from an independent pricing service and represent quoted market prices for the identical securities (Level 1 inputs).

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The securities AFS portfolio consists of securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Interest rate caps are used for the purpose of hedging interest rate risk. The fair values are determined by pricing models that consider observable market data for derivative instruments with similar structures (Level 2 inputs).

Interest rate swaps are executed for select commercial customers. The interest rate swaps are further described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The fair values are determined by comparing the contract rate on the swap with the then-current market rate for the remaining term of the transaction (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprise the following at March 31, 2018 and December 31, 2017:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2018:
Impaired loans/leases	$5,564,760	$-	$-	$5,564,760
OREO	13,770,025	-	-	13,770,025
	$19,334,785	$-	$-	$19,334,785

December 31, 2017:
Impaired loans/leases	$8,972,337	$-	$-	$8,972,337
OREO	14,642,973	-	-	14,642,973
	$23,615,310	$-	$-	$23,615,310

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value March 31, 2018	Fair Value December 31, 2017	Valuation Technique	Unobservable Input	Range

Impaired loans/leases	$5,564,760	$8,972,337	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
OREO	13,770,025	14,642,973	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the three months ended March 31, 2018 and 2017.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of March 31, 2018		As of December 31, 2017
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Cash and due from banks	Level 1	$61,845,988	$61,845,988	$75,721,663	$75,721,663
Federal funds sold	Level 2	14,505,000	14,505,000	30,197,000	30,197,000
Interest-bearing deposits at financial institutions	Level 2	45,051,555	45,051,555	55,765,012	55,765,012
Investment securities:
HTM	Level 2	378,584,337	375,792,683	379,474,205	379,749,804
AFS	See Previous Table	259,644,940	259,644,940	272,907,907	272,907,907
Loans/leases receivable, net	Level 3	5,152,556	5,564,760	8,307,719	8,972,337
Loans/leases receivable, net	Level 2	3,013,217,281	2,948,650,000	2,921,821,953	2,892,963,000
Interest rate caps	Level 2	657,178	657,178	506,700	506,700
Interest rate swaps - assets	Level 2	4,500,318	4,500,318	4,397,238	4,397,238
Deposits:
Nonmaturity deposits	Level 2	2,603,999,039	2,603,999,039	2,670,583,178	2,670,583,178
Time deposits	Level 2	676,002,453	670,297,000	596,071,878	591,772,000
Short-term borrowings	Level 2	16,859,753	16,859,753	13,993,122	13,993,122
FHLB advances	Level 2	216,345,000	216,397,000	192,000,000	192,115,000
Other borrowings	Level 2	64,062,500	64,583,000	66,000,000	66,520,000
Junior subordinated debentures	Level 2	37,534,402	29,318,931	37,486,487	29,253,624
Interest rate swaps - liabilities	Level 2	4,500,318	4,500,318	4,397,238	4,397,238

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

Selected financial information on the Company’s business segments is presented as follows as of and for the three months ended March 31, 2018 and 2017.

	Commercial Banking				Wealth		Intercompany	Consolidated
	QCBT	CRBT	CSB	RB&T	Management	All Other	Eliminations	Total
Three Months Ended March 31, 2018
Total revenue	$15,807,570	$15,997,332	$8,163,323	$4,997,945	$3,189,425	$12,532,043	$(12,599,893)	$48,087,745
Net interest income	12,120,302	10,835,848	6,743,947	3,465,154	-	(762,333)	-	32,402,918
Provision	1,120,409	601,828	575,602	242,000	-	-	-	2,539,839
Net income	4,457,868	4,616,528	1,868,588	741,295	770,865	10,514,510	(12,419,693)	10,549,961
Goodwill	3,222,688	15,223,179	9,888,225	-	-	-	-	28,334,092
Core deposit intangible	-	3,566,728	5,207,674	-	-	-	-	8,774,402
Total assets	1,526,829,646	1,331,208,620	696,978,705	468,112,032	-	447,591,932	(444,406,521)	4,026,314,414

Three Months Ended March 31, 2017
Total revenue	$13,535,941	$10,386,545	$8,131,706	$3,947,799	$2,701,806	$9,876,143	$(9,951,087)	$38,628,853
Net interest income	11,301,482	6,974,047	7,026,508	2,968,074	-	(601,228)	-	27,668,883
Provision	931,109	250,000	774,000	150,000	-	-	-	2,105,109
Net income	3,655,006	2,892,560	1,895,134	844,569	561,062	9,184,968	(9,848,334)	9,184,965
Goodwill	3,222,688	-	9,888,225	-	-	-	-	13,110,913
Core deposit intangible	-	1,222,019	5,928,327	-	-	-	-	7,150,346
Total assets	1,442,952,197	929,111,309	608,431,003	398,454,864	-	377,316,912	(375,253,667)	3,381,012,618

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of March 31, 2018 and December 31, 2017, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of March 31, 2018 and December 31, 2017 are presented in the following table (dollars in thousands). As of March 31, 2018 and December 31, 2017, each of the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of March 31, 2018:
Company:
Total risk-based capital	$395,160	11.25%	$281,109	>	8.00%	$346,994	>	9.875%	$351,386	>	10.00%
Tier 1 risk-based capital	358,627	10.21%	210,832	>	6.00	276,717	>	7.875	281,109	>	8.00
Tier 1 leverage	358,627	9.08%	157,993	>	4.00	157,993	>	4.000	197,491	>	5.00
Common equity Tier 1	321,093	9.14%	158,124	>	4.50	224,009	>	6.375	228,401	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$160,996	12.32%	$104,544	>	8.00%	$129,047	>	9.875%	$130,680	>	10.00%
Tier 1 risk-based capital	147,618	11.30%	78,408	>	6.00	102,911	>	7.875	104,544	>	8.00
Tier 1 leverage	147,618	9.63%	61,343	>	4.00	61,343	>	4.000	76,678	>	5.00
Common equity Tier 1	147,618	11.30%	58,806	>	4.50	83,309	>	6.375	84,942	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$142,034	11.96%	$94,998	>	8.00%	$117,264	>	9.875%	$118,748	>	10.00%
Tier 1 risk-based capital	129,507	10.91%	71,249	>	6.00	93,514	>	7.875	94,998	>	8.00
Tier 1 leverage	129,507	9.87%	52,483	>	4.00	52,483	>	4.000	65,603	>	5.00
Common equity Tier 1	129,507	10.91%	53,437	>	4.50	75,702	>	6.375	77,186	>	6.50
Community State Bank:
Total risk-based capital	$67,996	11.39%	$47,738	>	8.00%	$58,926	>	9.875%	$59,672	>	10.00%
Tier 1 risk-based capital	63,105	10.58%	35,803	>	6.00	46,992	>	7.875	47,738	>	8.00
Tier 1 leverage	63,105	9.35%	27,010	>	4.00	27,010	>	4.000	33,763	>	5.00
Common equity Tier 1	63,105	10.58%	26,853	>	4.50	38,041	>	6.375	38,787	>	6.50
Rockford Bank & Trust:
Total risk-based capital	$46,567	11.07%	$33,644	>	8.00%	$41,530	>	9.875%	$42,055	>	10.00%
Tier 1 risk-based capital	41,305	9.82%	25,233	>	6.00	33,119	>	7.875	33,644	>	8.00
Tier 1 leverage	41,305	8.93%	18,498	>	4.00	18,498	>	4.000	23,123	>	5.00
Common equity Tier 1	41,305	9.82%	18,925	>	4.50	26,810	>	6.375	27,336	>	6.50

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of December 31, 2017:
Company:
Total risk-based capital	$383,282	11.15%	$275,090	>	8.00%	$318,073	>	9.25%	$343,862	>	10.00%
Tier 1 risk-based capital	348,530	10.14%	206,317	>	6.00	249,300	>	7.25	275,090	>	8.00
Tier 1 leverage	348,530	8.98%	155,256	>	4.00	155,256	>	4.00	194,070	>	5.00
Common equity Tier 1	313,012	9.10%	154,738	>	4.50	197,721	>	5.75	223,510	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$160,112	12.35%	$103,711	>	8.00%	$119,916	>	9.25%	$129,639	>	10.00%
Tier 1 risk-based capital	147,472	11.38%	77,783	>	6.00	93,988	>	7.25	103,711	>	8.00
Tier 1 leverage	147,472	9.52%	61,985	>	4.00	61,985	>	4.00	77,481	>	5.00
Common equity Tier 1	147,472	11.38%	58,337	>	4.50	74,542	>	5.75	84,265	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$138,492	11.88%	$93,272	>	8.00%	$107,846	>	9.25%	$116,590	>	10.00%
Tier 1 risk-based capital	126,601	10.86%	69,954	>	6.00	84,528	>	7.25	93,272	>	8.00
Tier 1 leverage	126,601	11.68%	43,348	>	4.00	43,348	>	4.00	54,185	>	5.00
Common equity Tier 1	126,601	10.86%	52,465	>	4.50	67,039	>	5.75	75,783	>	6.50
Community State Bank:
Total risk-based capital	$66,271	11.71%	$45,293	>	8.00%	$52,370	>	9.25%	$56,616	>	10.00%
Tier 1 risk-based capital	61,941	10.94%	33,970	>	6.00	41,047	>	7.25	45,293	>	8.00
Tier 1 leverage	61,941	9.77%	25,354	>	4.00	25,354	>	4.00	31,693	>	5.00
Common equity Tier 1	61,941	10.94%	25,477	>	4.50	32,554	>	5.75	36,801	>	6.50
Rockford Bank & Trust:
Total risk-based capital	$45,684	11.28%	$32,413	>	8.00%	$37,477	>	9.25%	$40,516	>	10.00%
Tier 1 risk-based capital	40,615	10.02%	24,310	>	6.00	29,374	>	7.25	32,413	>	8.00
Tier 1 leverage	40,615	8.94%	18,177	>	4.00	18,177	>	4.00	22,721	>	5.00
Common equity Tier 1	40,615	10.02%	18,232	>	4.50	23,297	>	5.75	26,335	>	6.50

*The minimums under Basel III increase by .625% (the capital conservation buffer) annually until 2019. The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Common equity Tier 1).

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 8 – REVENUE RECOGNITION

As of January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective approach. The adoption of the guidance had no material impact on the measurement or recognition of revenue as approximately 89% of the Company’s revenue (based on 2017 audited financial results) is outside the scope of this guidance; however, additional disclosures have been added in accordance with the ASU. See Note 1 for additional information on this new accounting standard.

Descriptions of our revenue-generating contracts with customers that are within the scope of ASU 2014-09, which are presented in our income statements as components of non-interest income are as follows:

Trust department and Investment advisory and management fees: This is a contract between the Company and its customers for fiduciary and/or investment administration services on trust and brokerage accounts. Trust services and brokerage fee income is determined as a percentage of assets under management and is recognized over the period the underlying trust account is serviced. Such contracts are generally cancellable at any time, with the customer subject to a pro-rated fee in the month of termination.

Deposit service fees: The deposit contract obligates the Company to serve as a custodian of the customer’s deposited funds and is generally terminable at will by either party. The contract permits the customer to access the funds on deposit and request additional services related to the deposit account. Deposit account related fees, including analysis charges, overdraft/nonsufficient fund charges, service charges, debit card usage fees, overdraft fees and wire transfer fees are within the scope of the guidance; however, revenue recognition practices did not change under the guidance, as deposit agreements are considered day-to-day contracts. Income for deposit accounts is recognized over the statement cycle period (typically on a monthly basis) or at the time the service is provided, if additional services are requested.

Correspondent banking fees: A contract between the Company and its correspondent banks for corresponding banking services. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans. Correspondent banking fee income is tied to transaction activity and revenue is recognized monthly as earned for services provided.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 9 –ACQUISITIONS

BATES COMPANIES

On March 20, 2018 the Company announced the signing of definitive agreements to acquire the Bates Companies, headquartered in Rockford, Illinois. The acquisition and subsequent merger of the Bates Companies into RB&T will enhance the wealth management services of RB&T by adding approximately $700.0 million of assets under management.

In the acquisition, the Company will acquire 100% of the Bates Companies’ outstanding common stock for an aggregate consideration of $3.0 million cash and up to $3.0 million of the Company’s common stock. In a private placement exempt from registration with the SEC, the Company expects to issue upon closing of the transaction approximately 21,528 common shares or $1.0 million of Company stock. Assuming all future performance based contingent consideration is realized total stock consideration can reach $3.0 million, which would result in the Company expecting to issue approximately 64,583 common shares based on closing stock price at the date of announcement.

This transaction is subject to regulatory approval and certain closing conditions. The transaction is expected to close late in second quarter or early third quarter of 2018.

SPRINGFIELD BANCSHARES, INC.

On April 18, 2018, the Company announced the signing of a definitive agreement to purchase 100% of the outstanding common stock of Springfield Bancshares, the holding company of SFC Bank, headquartered in Springfield, Missouri. The Company will continue to operate SFC Bank, retaining its separate charter and brand within the Springfield, Missouri market. SFC Bank has one banking location and approximately $563.2 million in assets and $446.5 million in deposits as of March 31, 2018.

In the acquisition, the stockholders of Springfield Bancshares will receive 0.3060 shares of the Company’s common stock and $1.50 in cash in exchange for each common share of Springfield Bancshares held. Based upon the closing price of the Company’s common stock as of April 16, 2018, the transaction is valued at approximately $86.7 million.

This transaction is subject to regulatory approvals, approval by Springfield Bancshares’ stockholders and certain customary closing conditions. The transaction is expected to close in the third quarter of 2018.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ending March 31, 2018. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. The page locations and specific sections and notes that are referred to are presented in the table of contents.

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

●

CRBT commenced operations in 2001 and provides full-service commercial and consumer banking, and trust and asset management services to Cedar Rapids, Iowa and adjacent communities through its five offices located in Cedar Rapids and Marion, Iowa. Cedar Falls and Waterloo, Iowa and adjacent communities are served through three additional CRBT offices (two in Waterloo and one in Cedar Falls).

●

CSB was acquired by QCR in 2016, as further described in Note 2 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017. CSB provides full-service commercial and consumer banking to the Des Moines, Iowa area and adjacent communities through its 10 offices, including its main office located on North Ankeny Boulevard in Ankeny, Iowa.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

EXECUTIVE OVERVIEW

The Company reported net income of $10.5 million and diluted EPS of $0.74 for the quarter ended March 31, 2018. By comparison, for the quarter ended December 31, 2017, the Company reported net income of $9.9 million and diluted EPS of $0.70. For the quarter ended March 31, 2017, the Company reported net income of $9.2 million and diluted EPS of $0.68.

The first quarter of 2018 was highlighted by several significant items:

●	Annualized net interest income growth of 7.5%;
●	Annualized loan and lease growth of 12.2% ;
●	Annualized wealth management revenue growth of 10.8%;
●	Swap fee income and gains on the sale of government guaranteed loans of $1.3 million; and
●	A definitive agreement to enter the Springfield, Missouri market by merging with Springfield Bancshares.

Following is a table that represents various net income measurements for the Company.

	For the three months ended
	March 31, 2018	December 31, 2017	March 31, 2017

Net income	$10,549,961	$9,901,590	$9,184,965

Diluted earnings per common share	$0.74	$0.70	$0.68

Weighted average common and common equivalent shares outstanding	14,205,584	14,193,191	13,488,417

The increase in weighted average common shares outstanding when comparing the three months ended March 31, 2018 and December 31, 2017 to March 31, 2017 was primarily due to the common stock issued to Guaranty as consideration for the acquisition of Guaranty Bank.

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended
	March 31, 2018	December 31, 2017	March 31, 2017

Net interest income	$32,402,918	$31,793,353	$27,668,883
Provision expense	2,539,839	2,255,381	2,105,109
Noninterest income	8,541,449	9,714,717	7,283,754
Noninterest expense	25,863,497	31,351,204	21,273,117
Federal and state income tax expense (benefit)	1,991,070	(2,000,105)	2,389,446
Net income	$10,549,961	$9,901,590	$9,184,965

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following are some noteworthy changes in the Company’s financial results:

●

Net interest income in the first quarter of 2018 was up 2% compared to the fourth quarter of 2017 and up 17% compared to the first quarter of 2017 due to strong loan and lease growth and the acquisition of Guaranty Bank.

●

Provision expense in the first quarter of 2018 increased 13% compared to the fourth quarter of 2017 and 21% from the same period of 2017 and was attributable to both strong loan growth and accounting for acquired loans. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance.

●

Noninterest income in the first quarter of 2018 decreased 12% compared to the fourth quarter of 2017, primarily due to lower swap fee income. Noninterest income in the first quarter of 2018 increased 17% from the first quarter of 2017, which was primarily attributable to higher swap fee income, as well as solid growth in wealth management fee income.

●

Noninterest expense decreased 18% from the fourth quarter of 2017. The fourth quarter of 2017 included $4.4 million of non-recurring costs related to the acquisition of Guaranty Bank and a core processor termination fee related to CSB. Noninterest expense increased 22% from the first quarter of 2017 primarily due to the acquisition of Guaranty Bank.

●

Federal and state income tax expense in the first quarter of 2018 increased significantly compared to the fourth quarter of 2017. The fourth quarter of 2017 included a one-time tax benefit of $2.9 million as a result of the Tax Act. Federal and state income tax expense in the first quarter of 2018 decreased 17% compared to the first quarter of 2017 primarily due to a lower federal tax rate. See the Income Taxes section of this report for additional details.

LONG-TERM FINANCIAL GOALS

As previously stated, the Company has established certain financial goals by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company’s ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s long-term financial goals are as follows:

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	Grow noninterest bearing deposits to more than 30% of total assets;

●	Continue to focus on generating gains on sales of government guaranteed portions of loans and swap fee income to more than $4 million annually; and

●	Grow wealth management segment net income by 10% annually.

The following table shows the evaluation of the Company’s long-term financial goals.

			For the Quarter Ending
Goal	Key Metric	Target**	March 31, 2018	December 31, 2017	March 31, 2017
Balance sheet efficiency	Gross loans and leases to total assets	73 - 78%	76%	74%	72%
	NIM(TEY)(non-GAAP)*	> 3.65%	3.64%	3.69%	3.90%
Profitability	ROAA	> 1.10%	1.06%	1.01%	1.12%
	Core ROAA (non-GAAP)*		1.06%	1.01%	1.12%
	NPAs to total assets	< 0.75%	0.77%	0.81%	0.81%
Asset quality	Net charge-offs to average loans and leases***	< 0.25% annually	0.05%	0.19%	0.13%
Reliance on wholesale funding	Wholesale funding to total assets****	< 15%	14%	10%	9%
Funding mix	Noninterest bearing deposits as a percentage of total assets	> 30%	19%	20%	23%
Consistent, high quality noninterest income revenue streams	Gains on sales of government guaranteed portions of loans and swap fee income***	> $4 million annually	$5.3 million	$4.3 million	$4.3 million
	Grow wealth management segment net income***	> 10% annually	37%	35%	25%

*	See GAAP to Non-GAAP reconciliations.
**	Targets will be re-evaluated and adjusted as appropriate.
***	Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period, that are then annualized for comparison.
****	Wholesale funding to total assets is calculated by dividing total borrowings and brokered deposits by total assets.

STRATEGIC DEVELOPMENTS

The Company took the following actions during the first quarter of 2018 to support its corporate strategy and the long-term financial goals shown above.

●

The Company grew loans and leases in the first three months of 2018 by 12.2% on an annualized basis. This growth exceeded the targeted organic growth of 10-12% for the full year. Strong loan and lease growth for the remainder of the year will help keep the Company’s loan and leases to asset ratio within the targeted range of 73-78%.

●

The Company has participated, and intends to continue to participate, in a prudent manner as an acquirer in the consolidation taking place in our markets to continue to grow EPS, further boost ROAA and improve the Company’s efficiency ratio. The Company announced in March 2018 the signing of definitive agreements to acquire and merge the Bates Companies into RB&T. The Company announced in April 2018 the signing of a definitive agreement to acquire Springfield Bancshares. See Note 9 to the Consolidated Financial Statements for additional details about these strategic transactions.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●

The Company has continued to focus on lowering the NPAs to total assets ratio. This ratio decreased by four basis points to 0.77%, as compared to the fourth quarter 2017. The Company remains committed to improving asset quality ratios in 2018 and beyond.

●

Management has continued to focus on reducing the Company’s reliance on wholesale funding. Wholesale funding increased in the first quarter 2018 due to the strong loan and lease growth which outpaced the Company’s deposit growth. All increases to wholesale funding were short-term in nature. Management continues to prioritize core deposit growth through a variety of strategies including growth in correspondent banking.

●

Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the three states currently served – Iowa, Illinois and Wisconsin and to expand into the Missouri market. The Company acts as the correspondent bank for 192 downstream banks with average total noninterest bearing deposits of $220.9 million and average total interest bearing deposits of $206.1 million during the first quarter of 2018. The Company acted as the correspondent bank for 183 downstream banks with average total noninterest bearing deposits of correspondents of $320.7 million during the first quarter of 2017. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.

●

SBA and USDA lending is a specialty lending area on which the Company has focused. Once these loans are originated, the government-guaranteed portion of the loan can be sold to the secondary market for premiums. The Company aims to continue to make this a more consistent source of noninterest income.

●

As a result of the relatively low interest rate environment including a flat yield curve, the Company has focused on executing interest rate swaps on select commercial loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company.

●

Wealth management is another core line of business for the Company and includes a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of March 31, 2018, the Company had $2.65 billion of total financial assets in trust (and related) accounts and $1.05 billion of total financial assets in brokerage (and related) accounts. Continued growth in assets under management will help drive trust and investment advisory fees. The Company offers trust and investment advisory services to the correspondent banks that it serves. As management continues to focus on growing wealth management fee income, expanding market share will continue to be a primary strategy, both through organic growth as well as the acquisition of managed assets. The Company announced in March 2018 the signing of definitive agreements to acquire and merge the Bates Companies into RB&T. The acquisition and subsequent merger of the Bates Companies into RB&T will add approximately $700 million of assets under management.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
GAAP TO NON-GAAP RECONCILIATIONS	2018	2017	2017	2017	2017
	(dollars in thousands, except per share data)
TCE / TA RATIO

Stockholders' equity (GAAP)	$360,428	$353,287	$313,039	$305,083	$295,840
Less: Intangible assets	37,108	37,413	19,800	20,030	20,261
TCE (non-GAAP)	$323,320	$315,874	$293,239	$285,053	$275,579

Total assets (GAAP)	$4,026,314	$3,982,665	$3,550,463	$3,457,187	$3,381,013
Less: Intangible assets	37,108	37,413	19,800	20,030	20,261
TA (non-GAAP)	$3,989,206	$3,945,252	$3,530,663	$3,437,157	$3,360,752

TCE / TA ratio (non-GAAP)	8.10%	8.01%	8.31%	8.29%	8.20%

	For the Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
CORE NET INCOME	2018	2017	2017	2017	2017

Net income (GAAP)	$10,550	$9,902	$7,854	$8,766	$9,185

Less nonrecurring items (post-tax) (*):
Income:
Securities gains, net	$-	$(41)	$(41)	$25	$-
Total nonrecurring income (non-GAAP)	$-	$(41)	$(41)	$25	$-

Expense:
Acquisition costs	$73	$430	$265	$-	$-
Post-acquisition compensation, transition and integration costs	-	2,462	340	-	-
Total nonrecurring expense (non-GAAP)	$73	$2,892	$605	$-	$-

Adjustment of tax expense related to the Tax Act	$-	$2,919	$-	$-	$-

Core net income (non-GAAP)	$10,623	$9,916	$8,500	$8,741	$9,185

CORE EPS

Core net income (non-GAAP) (from above)	$10,623	$9,916	$8,500	$8,741	$9,185

Weighted average common shares outstanding	13,888,661	13,845,497	13,151,350	13,170,283	13,133,382
Weighted average common and common equivalent shares outstanding	14,205,584	14,193,191	13,507,955	13,532,324	13,488,417

Core EPS (non-GAAP):
Basic	$0.76	$0.72	$0.65	$0.66	$0.70
Diluted	$0.75	$0.70	$0.63	$0.65	$0.68

CORE ROAA

Core net income (non-GAAP) (from above)	$10,623	$9,916	$8,500	$8,741	$9,185

Average Assets	$3,994,691	$3,923,337	$3,503,148	$3,378,195	$3,274,713

Core ROAA (annualized) (non-GAAP)	1.06%	1.01%	0.97%	1.03%	1.12%

*	Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 35% for periods prior to March 31, 2018 and 21% for periods including and after March 31, 2018.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended
	March 31,	December 31,	September 30,		June 30,	March 31,
GAAP TO NON-GAAP RECONCILIATIONS (CONTINUED)	2018	2017	2017		2017	2017
	(dollars in thousands)
NIM (TEY) *

Net interest income (GAAP)	$32,403	$31,793	$28,556		$28,047	$27,669

Plus: Tax equivalent adjustment	1,353	2,585	2,311		2,201	1,950

Net interest income - tax equivalent (Non-GAAP)	$33,756	$34,378	$30,867		$30,248	$29,619

Average earning assets	$3,759,475	$3,699,193	$3,303,014		$3,180,779	$3,076,356

NIM (GAAP)	3.50%	3.41%	3.43%		3.54%	3.65%
NIM (TEY) (Non-GAAP)	3.64%	3.69%	3.71%		3.81%	3.90%

EFFICIENCY RATIO

Noninterest expense (GAAP)	$25,863	$31,351	$23,395		$21,405	$21,273

Net interest income (GAAP)	$32,403	$31,793	$28,556	#	$28,047	$27,669
Noninterest income (GAAP)	8,541	9,714	6,702		6,782	7,284
Total income	$40,944	$41,507	$35,258		$34,829	$34,953

Efficiency ratio (noninterest expense/total income) (Non-GAAP)	63.17%	75.53%	66.35%		61.46%	60.86%

*	Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 35% for periods prior to March 31, 2018 and 21% for periods including and after March 31, 2018.

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

As part of the Tax Act, the Company’s federal income tax rate was cut from 35% down to 21% effective January 1, 2018. In order to compare periods before and after the effective date of the Tax Act, it’s important to note the difference in the federal income tax rate and the impact on the Company’s tax exempt earning assets (loans and securities) and the related tax equivalent yield reporting.

Net interest income, on a tax equivalent basis, increased 14% to $33.8 million for the quarter ended March 31, 2018, compared to the same quarter of the prior year. Excluding the tax equivalent adjustments, net interest income increased 17% over the same period. Net interest income improved due to several factors:

●	Organic loan and lease growth has been strong over the past 12 months pushing loans/leases up to 76% of total assets;
●	The acquisition of Guaranty Bank, whose strong NIM has contributed to the Company’s results; and
●

The Company’s continued strategy to redeploy funds from the lower yielding taxable securities portfolio into higher yielding loans and municipal bonds, especially with the Company’s most recent acquisitions of CSB and Guaranty Bank.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis			GAAP
	For the Quarter Ended			For the Quarter Ended
	March 31, 2018	December 31, 2017	March 31, 2017	March 31, 2018	December 31, 2017	March 31, 2017

Average Yield on Interest-Earning Assets	4.41%	4.34%	4.39%	4.27%	4.06%	4.13%
Average Cost of Interest-Bearing Liabilities	1.03%	0.88%	0.69%	1.03%	0.88%	0.69%
Net Interest Spread	3.38%	3.46%	3.70%	3.24%	3.18%	3.44%
NIM	3.64%	3.69%	3.90%	3.50%	3.41%	3.65%
NIM Excluding Acquisition Accounting Net Accretion	3.56%	3.61%	3.65%	3.42%	3.33%	3.39%

NIM on a tax equivalent basis was down five basis points on a linked quarter basis. However, excluding the tax equivalent adjustment, NIM expanded nine basis points on the same linked quarter basis. The Company’s expansion of yield on earning assets outpaced the increased cost of funds. The Company’s success in expanded yields on earning assets is the result of the following:

●	Floating rate loans and securities repricing with recent rate hikes,
●	Growing certain niches (loans and securities) that tend to have higher spreads, and
●	Improved pricing on C&I and CRE term loans.

Acquisition accounting net accretion can fluctuate depending on the payoff activity of the acquired loans. In evaluating net interest income and NIM, it’s important to understand the impact of acquisition accounting net accretion when comparing periods. The acquisition accounting net accretion was relatively flat on a linked quarter basis; however, the acquisition accounting net accretion in the first quarter of 2017 was significant and totaled approximately $1.9 million which added 25 basis points to NIM for that quarter. The above table reports NIM with and without the acquisition accounting net accretion to allow for more appropriate comparisons.

The Company’s management closely monitors and manages NIM. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their NIMs. Management continually addresses this issue with pricing and other balance sheet management strategies.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended March 31,
	2018			2017
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$19,703	$56	1.15%	$11,092	$15	0.55%
Interest-bearing deposits at financial institutions	49,531	197	1.61%	92,551	199	0.87%
Investment securities (1)	649,035	5,839	3.65%	560,455	5,158	3.73%
Restricted investment securities	21,830	234	4.35%	13,871	130	3.80%
Gross loans/leases receivable (1) (2) (3)	3,019,376	34,573	4.64%	2,398,387	27,793	4.70%

Total interest earning assets	$3,759,475	$40,899	4.41%	$3,076,356	$33,295	4.39%

Noninterest-earning assets:
Cash and due from banks	$67,224			$65,291
Premises and equipment	63,394			60,977
Less allowance	(35,136)			(31,498)
Other	139,734			103,587

Total assets	$3,994,691			$3,274,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,828,228	3,019	0.67%	$1,407,645	1,140	0.33%
Time deposits	616,661	1,862	1.22%	511,119	1,093	0.87%
Short-term borrowings	17,271	33	0.77%	25,188	24	0.39%
FHLB advances	236,689	1,064	1.82%	114,356	403	1.43%
Other borrowings	64,680	718	4.50%	74,761	683	3.71%
Junior subordinated debentures	37,510	447	4.83%	33,497	333	4.03%

Total interest-bearing liabilities	$2,801,039	$7,143	1.03%	$2,166,566	$3,676	0.69%

Noninterest-bearing demand deposits	$794,673			$773,245
Other noninterest-bearing liabilities	42,454			43,996
Total liabilities	$3,638,166			$2,983,807

Stockholders' equity	356,525			290,906

Total liabilities and stockholders' equity	$3,994,691			$3,274,713

Net interest income		$33,756			$29,619

Net interest spread			3.38%			3.70%

Net interest margin			3.64%			3.90%

Ratio of average interest-earning assets to average interest-bearing liabilities	134.22%			141.99%

(1)

Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate for periods prior to March 31, 2018 and 21% for periods including and after March 31, 2018.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the three months ended March 31, 2018

	Inc./(Dec.)	Components
	from	of Change (1)
	December 31, 2017	Rate	Volume
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$41	$24	$17
Interest-bearing deposits at financial institutions	(2)	484	(486)
Investment securities (2)	681	(738)	1,419
Restricted investment securities	104	21	83
Gross loans/leases receivable (2) (3) (4)	6,780	(2,266)	9,046

Total change in interest income	$7,604	$(2,475)	$10,079

INTEREST EXPENSE
Interest-bearing deposits	$1,879	$1,459	$420
Time deposits	769	512	257
Short-term borrowings	9	54	(45)
Federal Home Loan Bank advances	661	135	526
Other borrowings	35	481	(446)
Junior subordinated debentures	114	71	43

Total change in interest expense	$3,467	$2,712	$755

Total change in net interest income	$4,137	$(5,187)	$9,324

(1)

The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)

Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate for periods prior to March 31, 2018 and 21% for periods including and after March 31, 2018.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan and lease losses.

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

Qualitative factors include management’s view regarding the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structures, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.

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

Although management believes the level of the allowance as of March 31, 2018 was adequate to absorb losses in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased 26%, comparing the first quarter of 2018 to the same period of 2017. This increase was primarily the result of strong organic loan growth and the acquisition of Guaranty Bank.

Overall, the Company’s average earning assets increased 22%, comparing the first quarter of 2018 to the first quarter of 2017. During the same time period, average gross loans and leases increased 26%, while average investment securities increased 16% with a portion being private placement tax-exempt municipal securities. These increases were also the result of the acquisition of Guaranty Bank.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the first quarter of 2018 increased 94% from the first quarter of 2017. The acquisition of Guaranty Bank contributed to this increase. Additionally, the Company has rate sensitive deposits with select major customers that have repriced with the increase in certain market interest rates. With strong loan growth outpacing deposit growth in the first quarter of 2018, short-term borrowings increased and the cost of these funds have increased with the rising rate environment.

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

The Company’s provision totaled $2.5 million for the first quarter of 2018, which was an increase of $435 thousand or 21% from the same quarter of the prior year. The increase from the first quarter of 2017 to the first quarter of 2018 was primarily attributable to loan growth and the accounting for the loans acquired through the acquisitions of CSB and Guaranty Bank. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance through provision. This provision, when coupled with net charge-offs of $363 thousand for the first three months of 2018, increased the Company’s allowance to $36.5 million at March 31, 2018. As of March 31, 2018, the Company’s allowance to total loans/leases was 1.20%, which has increased from 1.16% at December 31, 2017 and decreased from 1.32% at March 31, 2017.

In accordance with GAAP for business combination accounting, acquired loans are recorded at fair value; therefore, no allowance is associated with such loans at acquisition. Management continues to evaluate the allowance needed on acquired loans factoring in the net remaining discount ($7.3 million and $8.0 million at March 31, 2018 and March 31, 2017, respectively). When factoring this remaining discount into the Company’s allowance to total loans and leases calculation, the Company’s allowance as a percentage of total loans and leases increases from 1.20% to 1.43% as of March 31, 2018 and increases from 1.32% to 1.64% as of March 31, 2017.

A more detailed discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017	$ Change	% Change

Trust department fees	$2,237,081	$1,740,207	$496,874	28.6%
Investment advisory and management fees	952,344	961,599	(9,255)	(1.0)
Deposit service fees	1,531,453	1,316,390	215,063	16.3
Gains on sales of residential real estate loans, net	100,815	96,323	4,492	4.7
Gains on sales of government guaranteed portions of loans, net	358,434	950,641	(592,207)	(62.3)
Swap fee income	958,694	113,520	845,174	744.5
Earnings on bank-owned life insurance	417,987	469,687	(51,700)	(11.0)
Debit card fees	766,108	702,801	63,307	9.0
Correspondent banking fees	264,827	245,189	19,638	8.0
Other	953,706	687,397	266,309	38.7
Total noninterest income	$8,541,449	$7,283,754	$1,257,695	17.3%

In recent years, the Company has been successful in expanding its wealth management customer base. Trust department fees continue to be a significant contributor to noninterest income and, due to favorable market conditions in early 2018 coupled with strong growth in assets under management, trust department fees increased 29%, comparing the first quarter of 2018 to the same period of the prior year. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts. Additionally, the Company started offering trust operations services to correspondent banks. Investment advisory and management fees decreased 1%, comparing the first quarter of 2018 to the same period of the prior year.

Management has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as the leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, these fees are largely determined based on the value of the investments managed. The Company announced in March 2018 the signing of definitive agreements to acquire and merge the Bates Companies into RB&T. The acquisition and subsequent merger of the Bates Companies into RB&T will add approximately $700 million of assets under management.

Deposit service fees expanded 16% comparing the first quarter of 2018 to the same period of the prior year. This increase was primarily the result of the growth in deposits due to the acquisition of Guaranty Bank. Additionally, the Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Gains on sales of residential real estate loans increased 5% when comparing the first quarter of 2018 to the same period of the prior year. Overall, with the continued low interest rate environment, refinancing activity has slowed, as many of the Company’s existing and prospective customers have already executed a refinancing. Therefore, this area has generally become a smaller contributor to overall noninterest income.

The Company’s gains on the sale of government-guaranteed portions of loans for the first quarter of 2018 decreased 62% compared to the first quarter of 2017. Given the nature of these gains, large fluctuations can occur from quarter-to-quarter and year-to-year. As one of its core strategies, the Company continues to leverage its expertise by taking advantage of programs offered by the SBA and the USDA. In the past several years, the Company’s portfolio of government-guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing.

As a result of the continued relatively low interest rate environment including a flat yield curve, the Company was able to execute numerous interest rate swaps on select commercial loans over the past several years. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from quarter to quarter. Swap fee income totaled $959 thousand for the first quarter of 2018, compared to $114 thousand for the first quarter of 2017. Future levels of swap fee income are also dependent upon prevailing interest rates.

Earnings on BOLI decreased 11% comparing the first quarter of 2018 to the first quarter of 2017. There were no purchases of BOLI within the last 12 months. Notably, a small portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity market. Equity market performance accounted for the majority of the volatility. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 9% comparing the first quarter of 2018 to the first quarter of the prior year. This increase was primarily related to the acquisition of Guaranty Bank in the fourth quarter of 2017. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a retail deposit product with a higher interest rate that incentivizes debit card activity, which has been taken advantage of by the Company's customers.

Correspondent banking fees increased 8% comparing the first quarter of 2018 to the first quarter of the prior year. Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 192 banks in Iowa, Illinois and Wisconsin.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Other noninterest income increased 39% comparing the first quarter of 2018 to the first quarter of the prior year. The primary reason for the increase was gain on disposal of leased assets which totaled $106 thousand in the first quarter of 2018 as compared to $2 thousand in the first quarter of 2017.

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017	$ Change	% Change

Salaries and employee benefits	$15,977,975	$13,307,331	$2,670,644	20.1%
Occupancy and equipment expense	3,065,811	2,502,219	563,592	22.5
Professional and data processing fees	2,707,716	2,083,392	624,324	30.0
Acquisition costs	92,539	5,630	86,909	1,543.7
FDIC insurance, other insurance and regulatory fees	756,211	621,242	134,969	21.7
Loan/lease expense	290,747	293,538	(2,791)	(1.0)
Net cost of operations of other real estate	131,742	14,230	117,512	825.8
Advertising and marketing	693,239	609,431	83,808	13.8
Bank service charges	440,571	423,901	16,670	3.9
Correspondent banking expense	204,754	198,351	6,403	3.2
CDI amortization expense	304,551	230,867	73,684	31.9
Other	1,197,641	982,985	214,656	21.8
Total noninterest expense	$25,863,497	$21,273,117	$4,590,380	21.6%

Management places a strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency. One-time charges relating to the acquisition of Springfield Bancshares are expected to impact expense in later periods of 2018.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the first quarter of 2017 to the first quarter of 2018 by 20%. This increase was primarily related to new hires, merit increases and the addition of the Guaranty Bank employees. New hires throughout 2017 included roles in Information Technology, Accounting, Internal Audit, Trust and Commercial Banking.

Occupancy and equipment expense increased 23%, comparing the first quarter of 2018 to the same period of the prior year. The increased expense was mostly due to the addition of Guaranty Bank.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Professional and data processing fees increased 30%, comparing the first quarter of 2018 to the same period in 2017. This increased expense was partially due to the addition of Guaranty Bank. Additionally, legal expense was also elevated due to a legal matter at RB&T where two employees have been charged with wrongdoing in connection with an SBA loan application. The Company anticipates these legal expenses will continue to increase until the court proceedings are completed, which the Company expects to be in late 2018. Neither RB&T nor the Company have been charged in the case. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing one-time costs and driving recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

Acquisition costs totaled $93 thousand and $6 thousand for the first quarter of 2018 and 2017, respectively.

FDIC insurance, other insurance and regulatory fee expense increased 22%, comparing the first quarter of 2018 to the first quarter of 2017. The increase in expense was due to the acquisition of Guaranty Bank.

Loan/lease expense decreased 1%, comparing the first quarter of 2018 to the same quarter of 2017. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net cost from operations of other real estate totaled $132 thousand for the first quarter of 2018, compared to net costs of operations of $14 thousand for the first quarter of 2017.

Advertising and marketing expense increased 14%, comparing the first quarter of 2018 to the first quarter of 2017. The increase in expense was primarily due to the addition of Guaranty Bank.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased 4% from the first quarter of 2017 to the first quarter of 2018. The increase was due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio. As transactions volumes continue to increase and the number of correspondent banking clients increases, the associated expenses will also increase.

Correspondent banking expense increased 3% when comparing the first quarter of 2018 to the first quarter of 2017 due to both increases in volume and in the number of correspondent banking clients. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services.

CDI amortization expense increased 32% when comparing the first quarter of 2018 to the first quarter of 2017. The increase was due to the acquisition of Guaranty Bank.

Other noninterest expense was up 22% when comparing the first quarter of 2018 to the first quarter of 2017. Included in other noninterest expense are items such as subscriptions, sales and use tax and expenses related to wealth management. A portion of this increase is related to the addition of Guaranty Bank.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INCOME TAXES

In the first quarter of 2018, the Company incurred income tax expense of $2.0 million. Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018		2017
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

Computed "expected" tax expense	$2,633,669	21.0%	$4,051,044	35.0%
Tax exempt income, net	(943,101)	(7.5)	(1,305,427)	(11.3)
Bank-owned life insurance	(87,777)	(0.7)	(164,391)	(1.4)
State income taxes, net of federal benefit, current year	551,468	4.4	408,325	3.5
Excess tax benefit on stock options exercised and restricted stock awards vested	(132,361)	(1.1)	(533,322)	(4.6)
Other	(30,828)	(0.2)	(66,783)	(0.6)
Federal and state income tax expense	$1,991,070	15.9%	$2,389,446	20.6%

The effective tax rate for the quarter ended March 31, 2018 was 15.9% which was a 4.7% decrease from the effective tax rate of 20.6% for the quarter ended March 31, 2017. The Tax Act was enacted on December 22, 2017 and was effective January 1, 2018 reducing the federal corporate tax rate from 35% to 21%.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	March 31, 2018		December 31, 2017		March 31, 2017
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%
Cash and due from banks	$61,846	2%	$75,722	2%	$56,326	2%
Federal funds sold and interest-bearing deposits	59,557	1%	85,962	2%	173,219	5%
Securities	638,229	16%	652,382	16%	557,646	16%
Net loans/leases	3,018,370	75%	2,930,130	74%	2,403,791	71%
Other assets	248,312	6%	238,469	6%	190,031	6%
Total assets	$4,026,314	100%	$3,982,665	100%	$3,381,013	100%

Total deposits	$3,280,001	82%	$3,266,655	82%	$2,805,931	83%
Total borrowings	334,802	8%	309,480	8%	231,534	7%
Other liabilities	51,083	1%	53,243	1%	47,708	1%
Total stockholders' equity	360,428	9%	353,287	9%	295,840	9%
Total liabilities and stockholders' equity	$4,026,314	100%	$3,982,665	100%	$3,381,013	100%

During the first quarter of 2018, the Company’s total assets increased $43.6 million, or 1%, to a total of $4.0 billion. Net loans/leases grew $88.2 million. This loan and lease growth was funded by a combination of excess cash, deposits, which increased $13.3 million in the first quarter of 2018, and borrowings, which increased $25.3 million in the first quarter of 2018. Stockholders’ equity increased $7.1 million, or 2%, in the current quarter due to net retained income.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INVESTMENT SECURITIES

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk and maximizing return, while minimizing credit risk. Over the past five years, the Company has further diversified the portfolio by decreasing U.S government sponsored agency securities, while increasing residential mortgage-backed and related securities and tax-exempt municipal securities. Of the latter, the large majority are privately placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company’s existing markets) and require a thorough underwriting process before investment.

Following is a breakdown of the Company’s securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	March 31, 2018		December 31, 2017		March 31, 2017
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$36,868	6%	$38,097	6%	$47,556	9%
Municipal securities	438,736	69%	445,049	68%	356,776	64%
Residential mortgage-backed and related securities	157,289	25%	163,301	25%	147,504	26%
Other securities	5,336	1%	5,935	1%	5,810	1%
	$638,229	100%	$652,382	100%	$557,646	100%

Securities as a % of Total Assets	15.85%		16.38%		16.49%
Net Unrealized Losses as a % of Amortized Cost	(1.01)%		(0.13)%		(0.79)%
Duration (in years)	6.9		7.0		6.1
Quarterly Yield on Investment Securities (TEY)	3.65%		3.82%		3.73%
Quarterly Yield on Investment Securities (GAAP)	3.03%		2.77%		2.74%

Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in any of the periods presented.

The duration of the securities portfolio shortened modestly with the TEY on the portfolio decreasing 17 bps in the first quarter of 2018; however, excluding the tax benefit and the related variance due to the lower tax rate, the portfolio yield expanded 26 basis points.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LOANS/LEASES

Total loans/leases grew 12.2% on an annualized basis during the first quarter of 2018. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	March 31, 2018		December 31, 2017		March 31, 2017
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
C&I loans	$1,201,087	39%	$1,134,516	38%	$851,578	35%
CRE loans	1,357,703	45%	1,303,492	44%	1,106,842	46%
Direct financing leases	137,614	5%	141,448	5%	159,368	7%
Residential real estate loans	254,484	8%	258,646	9%	231,326	9%
Installment and other consumer loans	95,912	3%	118,611	4%	78,771	3%

Total loans/leases	$3,046,800	100%	$2,956,713	100%	$2,427,885	100%

Plus deferred loan/lease origination costs, net of fees	8,103		7,773		7,965
Less allowance	(36,533)		(34,356)		(32,059)

Net loans/leases	$3,018,370		$2,930,130		$2,403,791

As CRE loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of March 31, 2018 and December 31, 2017, approximately 26% of the CRE loan portfolio was owner-occupied.

Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more C&I loans. C&I loans grew $66.6 million in the current quarter.

A syndicated loan is a commercial loan provided by a group of lenders and is structured, arranged and administered by one or several commercial or investment banks known as arrangers. The nationally syndicated loans invested in by the Company consist of fully funded, highly liquid term loans for which there is a liquid secondary market. As of March 31, 2018 and December 31, 2017, the amount of nationally syndicated loans totaled $39.9 million and $51.2 million, respectively.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company’s CRE loan portfolio:

	As of March 31,		As of December 31,		As of March 31,
	2018		2017		2017
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Lessors of Nonresidential Buildings	$435,919	32%	$388,648	30%	$327,077	30%
Lessors of Residential Buildings	221,978	16%	199,047	15%	147,335	13%
Hotels	70,887	5%	70,447	5%	37,998	4%
Nonresidential Property Managers	56,572	4%	51,621	4%	57,112	5%
New Housing For-Sale Builders	52,951	4%	61,480	5%	57,733	5%
Land Subdivision	45,356	3%	44,192	3%	47,254	4%
Nursing Care Facilities	38,830	3%	47,008	4%	34,611	3%
Lessors of Other Real Estate Property	31,121	2%	29,078	2%	20,989	2%
Other *	404,089	30%	411,971	32%	376,733	34%

Total CRE Loans	$1,357,703	100%	$1,303,492	100%	$1,106,842	100%

* “Other” consists of all other industries. None of these had concentrations greater than $27.2 million, or approximately 2% of total CRE loans in the most recent period presented.

The Company’s residential real estate loan portfolio includes the following:

●

Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid the long-term interest rate risk.

●	A limited amount of 15-year and 20-year fixed rate residential real estate loans that meet certain credit guidelines.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of March 31,		As of December 31,		As of March 31,
	2018		2017		2017
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Trucks, Vans and Vocational Vehicles	$28,219	13%	$19,927	9%	$14,657	7%
Construction - General	18,067	8%	18,705	9%	17,914	9%
Manufacturing - General	16,624	7%	16,571	8%	18,067	9%
Food Processing Equipment	13,270	6%	12,965	6%	14,102	7%
Marine - Travelifts	12,843	6%	10,802	5%	8,132	4%
Computer Hardware	10,694	5%	11,340	5%	10,094	5%
Trailers	9,161	4%	8,983	4%	9,465	5%
Manufacturing - CNC	7,239	3%	6,742	3%	6,812	3%
Restaurant	6,844	3%	7,107	3%	7,841	4%
Other *	100,693	45%	102,094	47%	101,375	49%

Total m2 loans and leases	$223,654	100%	$215,236	100%	$208,459	100%

* “Other” consists of all other equipment types. None of these had concentrations greater than 3% of total m2 loan and lease portfolio in the most recent period presented.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s loan and lease portfolio.

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three months ended March 31, 2018 and 2017 are presented as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(dollars in thousands)
Balance, beginning	$34,356	$30,757
Provisions charged to expense	2,540	2,105
Loans/leases charged off	(436)	(893)
Recoveries on loans/leases previously charged off	73	90
Balance, ending	$36,533	$32,059

The allowance was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated worse than “fair quality”, as described in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance is monitored by the loan review staff and reported to management and the board of directors.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	March 31, 2018	December 31, 2017	March 31, 2017
	(dollars in thousands)
Special Mention (Rating 6)	$42,926	$31,024	$22,841
Substandard (Rating 7)	39,815	43,435	50,810
Doubtful (Rating 8)	-	271	-
	$82,741	$74,730	$73,651

Criticized Loans **	$82,741	$74,730	$73,651
Classified Loans ***	$39,815	$43,706	$50,810

Criticized Loans as a % of Total Loans/Leases	2.79%	2.52%	3.02%
Classified Loans as a % of Total Loans/Leases	1.34%	1.47%	2.09%

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

The Company experienced a decrease in classified loans during the first three months of 2018. Criticized loans increased 11% during the same period due to one large credit that was added in the third quarter 2017. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

The following table summarizes the trend in the allowance as a percentage of gross loans/leases and as a percentage of NPLs.

	As of
	March 31, 2018	December 31, 2017	March 31, 2017

Allowance / Gross Loans/Leases	1.20%	1.16%	1.32%
Allowance / NPLs *	202.11%	184.28%	149.89%

*NPLs consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing TDRs.

Although management believes that the allowance at March 31, 2018 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

In accordance with GAAP for business combination accounting, loans acquired through the acquisitions of CSB and Guaranty Bank are recorded at fair value; therefore, no allowance is associated with the acquired loans at acquisition. Management continues to evaluate the allowance needed on the acquired loans factoring in the net remaining discount ($7.3 million and $8.0 million at March 31, 2018 and March 31, 2017, respectively). When factoring this remaining discount into the Company’s allowance to total loans and leases calculation, the Company’s allowance as a percentage of total loans and leases increases from 1.20% to 1.43% as of March 31, 2018 and increases from 1.32% to 1.64% as of March 31, 2017.. This elimination of the allowance associated with acquired loans also resulted in a decrease of the allowance to NPLs ratio, as the acquired NPLs no longer have an allowance allocated to them and instead, have a loan discount that is separate from the allowance.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s allowance.

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of March 31,	As of December 31,	As of March 31,
	2018	2017	2017
	(dollars in thousands)
Nonaccrual loans/leases (1) (2)	$12,759	$11,441	$14,205
Accruing loans/leases past due 90 days or more	41	89	955
TDRs - accruing	5,276	7,113	6,229
Total NPLs	18,076	18,643	21,389
OREO	12,750	13,558	5,625
Other repossessed assets	200	80	285
Total NPAs	$31,026	$32,281	$27,299

NPLs to total loans/leases	0.59%	0.63%	0.88%
NPAs to total loans/leases plus repossessed property	1.01%	1.08%	1.12%
NPAs to total assets	0.77%	0.81%	0.81%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $2.6 million at March 31, 2018, $2.3 million at December 31, 2017, and $2.4 million at March 31, 2017.

.

NPAs at March 31, 2018 were $31.0 million, which was down $1.3 million from December 31, 2017 and up $3.7 million from March 31, 2017. This increase from prior year was due to the addition of one large credit that was added in the third quarter 2017.

The ratio of NPAs to total assets was 0.77% at March 31, 2018, which was down from 0.81% at both December 31, 2017 and March 31, 2017.

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

DEPOSITS

Deposits increased $13.3 million during the first quarter of 2018. The table below presents the composition of the Company’s deposit portfolio.

	As of
	March 31, 2018		December 31, 2017		March 31, 2017
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$784,815	24%	$789,548	24%	$777,150	28%
Interest bearing demand deposits	1,789,019	55%	1,855,893	57%	1,486,047	53%
Time deposits	496,644	15%	516,058	16%	458,170	16%
Brokered deposits	209,523	6%	105,156	3%	84,564	3%
	$3,280,001	100%	$3,266,655	100%	$2,805,931	100%

Quarter-end balances can greatly fluctuate due to large customer and correspondent bank activity.

The Company experienced seasonal declines in commercial deposits with several large deposit customers in the first quarter 2018. To offset this, the Company accessed short-term brokered deposits, which drove the majority of the linked quarter increase in that category. The Company believes this situation is temporary and expects those deposits to return in the second quarter.

In an effort to strengthen the relationship and maximize the liquidity potential of its correspondent banking clients, the Company introduced an interest-bearing money market deposit account to its correspondent banking clients and this generated strong deposit growth in 2017.

Management will continue to focus on growing its core deposit portfolio, including its correspondent banking business at QCBT, as well as shifting the mix from brokered and other higher cost deposits to lower cost core deposits.

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

	As of
	March 31, 2018	December 31, 2017	March 31, 2017
	(dollars in thousands)
Overnight repurchase agreements with customers	$3,820	$7,003	$7,170
Federal funds purchased	13,040	6,990	12,300
	$16,860	$13,993	$19,470

The Company’s federal funds purchased fluctuates based on the short-term funding needs of the Company’s subsidiary banks.

As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. Generally, FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates and when these advances provide a less costly or more readily available source of funds than customer deposits.

The table below presents the Company’s term and overnight FHLB advances.

	As of
	March 31, 2018	December 31, 2017	March 31, 2017
	(dollars in thousands)
Term FHLB advances	$56,600	$56,600	$59,000
Overnight FHLB advances	159,745	135,400	47,550
	$216,345	$192,000	$106,550

Term FHLB advances remained the same in the current quarter as in the prior quarter. Overnight FHLB advances have increased by $24.3 million due to the strong loan and lease growth, which outpaced the Company’s deposit growth in the first quarter of 2018.

The table below presents the composition of the Company’s other borrowings.

	As of
	March 31, 2018	December 31, 2017	March 31, 2017
	(dollars in thousands)
Wholesale structured repurchase agreements	$35,000	$35,000	$45,000
Term notes	29,063	31,000	27,000
	$64,063	$66,000	$72,000

Other borrowings include structured repos which are utilized as an alternative funding source to FHLB advances and customer deposits. Structured repos are collateralized by certain U.S. government agency securities and residential mortgage backed and related securities.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

As described in Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company has outstanding term notes and an available revolving line of credit. As of March 31, 2018, the term debt had been paid down to $29.1 million, as scheduled. The term notes and revolving line of credit were used to help fund the CSB and Guaranty Bank acquisitions. As of both March 31, 2018 and December 31, 2017, the full $10.0 million line of credit was available. If the line of credit is used, interest is calculated at the effective LIBOR rate plus 2.50% per annum (4.82% at March 31, 2018).

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

The table below presents the maturity schedule including weighted average interest cost for the Company’s combined wholesale funding portfolio.

	March 31, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate
Year ending December 31:	(dollar amounts in thousands)
2018	$387,594	1.87%	$273,677	1.68%
2019	41,973	2.26	31,950	2.32
2020	30,694	2.42	26,600	2.44
Total Wholesale Funding	$460,261	1.94%	$332,227	1.80%

During the first three months of 2018, wholesale funding increased $128.0 million. Year-to-date, the Company has repaid $25.4 million of term borrowings at maturity. However, this was more than offset by growth in short-term borrowings used to temporarily fund strong earning asset growth.

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of
	March 31, 2018	December 31, 2017	March 31, 2017
	Amount	Amount	Amount
	(dollars in thousands)
Common stock	$13,937	$13,918	$13,161
Additional paid in capital	189,685	189,078	157,582
Retained earnings	162,346	151,962	127,145
AOCI (loss)	(5,540)	(1,671)	(2,048)
Total stockholders' equity	$360,428	$353,287	$295,840

TCE* / TA	8.10%	8.01%	8.20%

*TCE is defined as total common stockholders’ equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $136.5 million during the first quarter of 2018 and $164.0 million during the full year of 2017. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At March 31, 2018, the subsidiary banks had 33 lines of credit totaling $372.2 million, of which $3.2 million was secured and $369.0 million was unsecured. At March 31, 2018, the full $372.2 million was available.

At December 31, 2017, the subsidiary banks had 34 lines of credit totaling $375.0 million, of which $3.0 million was secured and $372.0 million was unsecured. At December 31, 2017, the full $375.0 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2018. At March 31, 2018, the full $10.0 million was available.

As of March 31, 2018, the Company had $417.5 million in correspondent banking deposits spread over 192 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $60.0 million during the first three months of 2018, compared to $102.6 million for the same period of 2017. The net decrease in federal funds sold was $15.7 million for the first three months of 2018, compared to a net decrease of $6.5 million for the same period of 2017. The net decrease in interest-bearing deposits at financial institutions was $10.7 million for the first three months of 2018, compared to a net increase of $93.5 million for the same period of 2017. Proceeds from calls, maturities, and paydowns of securities were $13.64 million for the first three months of 2018, compared to $25.9 million for the same period of 2017. Purchases of securities used cash of $7.1 million for the first three months of 2018, compared to $12.1 million for the same period of 2017. The net increase in loans/leases used cash of $90.4 million for the first three months of 2018 compared to $29.2 million for the same period of 2017.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Financing activities provided cash of $38.3 million for the first three months of 2018, compared to $77.5 million for same period of 2017. Net increases in deposits totaled $13.4 million for the first three months of 2018, compared to $136.7 million for the same period of 2017. During the first three months of 2018, the Company’s short-term borrowings increased $2.9 million, while they decreased $20.5 million for the same period of 2017. In the first three months of 2018, the Company increased FHLB advances by $24.3 million short-term and overnight advances, while borrowing maturities and principal payments on borrowings totaled $1.9 million. In the first three months of 2017, the Company reduced FHLB advances and borrowings by $39.0 million through a mixture of maturities, prepayments, and debt retirement.

Total cash provided by operating activities was $7.0 million for the first three months of 2018, compared to $10.8 million for the same period of 2017.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities.

The following table presents the details of the trust preferred securities outstanding as of March 31, 2018 and December 31, 2017.

Name	Date Issued	Amount Outstanding March 31, 2018	Amount Outstanding December 31, 2017	Interest Rate	Interest Rate as of March 31, 2018	Interest Rate as of December 31, 2017

QCR Holdings Statutory Trust II	February 2004	$10,310,000	$10,310,000	2.85% over 3-month LIBOR	5.16%	4.54%
QCR Holdings Statutory Trust III	February 2004	8,248,000	8,248,000	2.85% over 3-month LIBOR	5.16%	4.54%
QCR Holdings Statutory Trust V	February 2006	10,310,000	10,310,000	1.55% over 3-month LIBOR	3.27%	2.91%
Community National Statutory Trust II	September 2004	3,093,000	3,093,000	2.17% over 3-month LIBOR	4.37%	3.80%
Community National Statutory Trust III	March 2007	3,609,000	3,609,000	1.75% over 3-month LIBOR	3.87%	3.32%
Guaranty Bankshares Statutory Trust I	May 2005	4,640,000	4,640,000	1.75% over 3-month LIBOR	3.87%	3.34%
		$40,210,000	$40,210,000	Weighted Average Rate	4.35%	3.82%

The Company assumed the trust preferred securities originally issued by Community National in connection with its acquisition in May 2013. The Company assumed the trust preferred securities originally issued by Guaranty in connection with the acquisition in October 2017. As a result of acquisition accounting, the liabilities were recorded at fair value upon acquisition with the resulting discount being accreted as interest expense on a level yield basis over the expected term. As of March 31, 2018, the remaining discount was $2.7 million.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and Item 1A of Part II of this report. In addition to the risk factors described in that section, there are other factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

●	The strength of the local and national economy.
●	Changes in the interest rate environment.
●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.
●	The impact of cybersecurity risks.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.
●	Unexpected results of acquisitions, which may include failure to realize the anticipated benefits of the acquisition.
●	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.
●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

		NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	POLICY LIMIT	As of March 31, 2018	As of December 31, 2017	As of December 31, 2016

100 basis point downward shift	-10.0%	0.3%	0.3%	-1.7%
200 basis point upward shift	-10.0%	-3.5%	-3.7%	-1.2%
300 basis point upward shock	-25.0%	-8.6%	-8.4%	-1.4%

The simulation is well within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at March 31, 2018 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and March 31, 2017; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and March 31, 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2018 and March 31, 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date May 9, 2018	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date May 9, 2018	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer

Date May 9, 2018	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin, First Vice President
Director of Financial Reporting
Principal Accounting Officer