Form 10-Q
period 2018-06-30
QCR HOLDINGS INC
filed 2018-08-08
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to________

Commission file number 0‑22208

QCR HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	42-1397595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3551 7th Street, Moline, Illinois 61265

(Address of principal executive offices, including zip code)

(309) 736‑3580

(Registrant's telephone number, including area code)

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

Yes [ X ]      No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.          (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]
Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Yes [    ]      No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 1, 2018, the Registrant had outstanding 15,664,417 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 30, 2018 and December 31, 2017

	June 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$69,069,403	$75,721,663
Federal funds sold	10,866,000	30,197,000
Interest-bearing deposits at financial institutions	40,801,388	55,765,012

Securities held to maturity, at amortized cost	400,052,344	379,474,205
Securities available for sale, at fair value	257,944,671	272,907,907
Total securities	657,997,015	652,382,112

Loans receivable held for sale	1,033,700	645,001
Loans/leases receivable held for investment	3,113,758,723	2,963,840,399
Gross loans/leases receivable	3,114,792,423	2,964,485,400
Less allowance for estimated losses on loans/leases	(37,545,076)	(34,355,728)
Net loans/leases receivable	3,077,247,347	2,930,129,672

Bank-owned life insurance	59,876,754	59,059,494
Premises and equipment, net	64,472,319	62,838,255
Restricted investment securities	23,888,600	19,782,525
Other real estate owned, net	12,750,023	13,558,308
Goodwill	28,090,897	28,334,092
Core deposit intangible	8,469,851	9,078,953
Other assets	53,353,108	45,817,687
Total assets	$4,106,882,705	$3,982,664,773

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$746,821,779	$789,547,696
Interest-bearing	2,551,454,248	2,477,107,360
Total deposits	3,298,276,027	3,266,655,056

Short-term borrowings	17,585,605	13,993,122
Federal Home Loan Bank advances	254,100,000	192,000,000
Other borrowings	71,125,000	66,000,000
Junior subordinated debentures	37,580,881	37,486,487
Other liabilities	58,627,027	53,242,979
Total liabilities	3,737,294,540	3,629,377,644

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 June 2018 and December 2017- No shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 June 2018 - 13,973,940 shares issued and outstanding December 2017 - 13,918,168 shares issued and outstanding	13,973,940	13,918,168
Additional paid-in capital	190,533,240	189,077,550
Retained earnings	171,955,296	151,962,661
Accumulated other comprehensive loss:
Securities available for sale	(6,058,893)	(866,223)
Derivatives	(815,418)	(805,027)
Total stockholders' equity	369,588,165	353,287,129
Total liabilities and stockholders' equity	$4,106,882,705	$3,982,664,773

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended June 30,

	2018	2017
Interest and dividend income:
Loans/leases, including fees	$35,407,851	$28,114,729
Securities:
Taxable	1,593,660	1,260,575
Nontaxable	3,295,046	2,688,243
Interest-bearing deposits at financial institutions	228,314	219,714
Restricted investment securities	211,902	131,890
Federal funds sold	61,441	38,117
Total interest and dividend income	40,798,214	32,453,268

Interest expense:
Deposits	6,528,340	2,990,603
Short-term borrowings	62,503	19,157
Federal Home Loan Bank advances	882,118	354,213
Other borrowings	732,881	695,669
Junior subordinated debentures	507,876	346,929
Total interest expense	8,713,718	4,406,571
Net interest income	32,084,496	28,046,697
Provision for loan/lease losses	2,300,735	2,022,993
Net interest income after provision for loan/lease losses	29,783,761	26,023,704

Noninterest income:
Trust department fees	2,057,987	1,692,001
Investment advisory and management fees	1,057,666	868,835
Deposit service fees	1,610,403	1,458,359
Gains on sales of residential real estate loans, net	101,772	112,628
Gains on sales of government guaranteed portions of loans, net	—	87,053
Swap fee income	1,648,885	327,577
Securities gains, net	—	38,464
Earnings on bank-owned life insurance	399,273	459,359
Debit card fees	844,286	743,521
Correspondent banking fees	212,530	200,057
Other	979,464	794,664
Total noninterest income	8,912,266	6,782,518

Noninterest expense:
Salaries and employee benefits	15,804,016	12,930,944
Occupancy and equipment expense	3,132,658	2,698,336
Professional and data processing fees	2,771,223	2,340,699
Acquisition costs	413,602	—
Post-acquisition compensation, transition and integration costs	165,314	—
FDIC insurance, other insurance and regulatory fees	840,458	645,277
Loan/lease expense	260,089	260,284
Net cost of (income from) operations of other real estate	(70,190)	27,957
Advertising and marketing	753,084	567,588
Bank service charges	466,091	447,445
Correspondent banking expense	204,337	201,693
CDI amortization	304,551	230,867
Other	1,324,590	1,053,539
Total noninterest expense	26,369,823	21,404,629
Net income before income taxes	12,326,204	11,401,593
Federal and state income tax expense	1,880,819	2,635,576
Net income	$10,445,385	$8,766,017

Basic earnings per common share	$0.75	$0.67
Diluted earnings per common share	$0.73	$0.65

Weighted average common shares outstanding	13,919,565	13,170,283
Weighted average common and common equivalent shares outstanding	14,232,423	13,516,592

Cash dividends declared per common share	$0.06	$0.05

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Six Months Ended June 30,

	2018	2017
Interest and dividend income:
Loans/leases, including fees	$69,621,583	$55,326,146
Securities:
Taxable	3,149,544	2,402,810
Nontaxable	6,584,048	5,335,965
Interest-bearing deposits at financial institutions	425,317	418,366
Restricted investment securities	446,246	262,320
Federal funds sold	117,772	52,760
Total interest and dividend income	80,344,510	63,798,367

Interest expense:
Deposits	11,409,489	5,223,359
Short-term borrowings	95,416	43,117
Federal Home Loan Bank advances	1,946,231	757,682
Other borrowings	1,451,057	1,378,877
Junior subordinated debentures	954,903	679,752
Total interest expense	15,857,096	8,082,787
Net interest income	64,487,414	55,715,580
Provision for loan/lease losses	4,840,574	4,128,102
Net interest income after provision for loan/lease losses	59,646,840	51,587,478

Noninterest income:
Trust department fees	4,295,068	3,432,208
Investment advisory and management fees	2,010,010	1,830,434
Deposit service fees	3,141,856	2,774,749
Gains on sales of residential real estate loans, net	202,587	208,951
Gains on sales of government guaranteed portions of loans, net	358,434	1,037,694
Swap fee income	2,607,579	441,097
Securities gains, net	—	38,464
Earnings on bank-owned life insurance	817,260	929,046
Debit card fees	1,610,394	1,446,322
Correspondent banking fees	477,357	445,246
Other	1,933,170	1,482,061
Total noninterest income	17,453,715	14,066,272

Noninterest expenses:
Salaries and employee benefits	31,781,991	26,238,275
Occupancy and equipment expense	6,198,469	5,200,555
Professional and data processing fees	5,478,939	4,424,091
Acquisition costs	506,141	—
Post-acquisition compensation, transition and integration costs	165,314	—
FDIC insurance, other insurance and regulatory fees	1,596,669	1,266,519
Loan/lease expense	550,836	553,822
Net cost of (income from) operations of other real estate	61,552	42,187
Advertising and marketing	1,446,323	1,177,019
Bank service charges	906,662	871,346
Correspondent banking expense	409,091	400,044
CDI amortization	609,102	461,733
Other	2,522,231	2,042,155
Total noninterest expenses	52,233,320	42,677,746
Income before income taxes	24,867,235	22,976,004
Federal and state income tax expense	3,871,889	5,025,022
Net income	$20,995,346	$17,950,982

Basic earnings per common share	$1.51	$1.36
Diluted earnings per common share	$1.48	$1.33

Weighted average common shares outstanding	13,904,113	13,151,833
Weighted average common and common equivalent shares outstanding	14,219,003	13,502,505

Cash dividends declared per common share	$0.12	$0.10

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017
Net income	$10,445,385	$8,766,017

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(1,512,488)	1,170,310
Less reclassification adjustment for gains included in net income before tax	—	38,464
	(1,512,488)	1,131,846
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	(322,937)	(132,352)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	177,688	(136,639)
	(500,625)	4,287

Other comprehensive income (loss), before tax	(2,013,113)	1,136,133
Tax expense (benefit)	(678,492)	434,394
Other comprehensive income (loss), net of tax	(1,334,621)	701,739

Comprehensive income	$9,110,764	$9,467,756

	Six Months Ended June 30,
	2018	2017
Net income	$20,995,346	$17,950,982

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(6,878,601)	1,768,500
Less reclassification adjustment for gains (losses) included in net income before tax	—	38,464
Less reclassification adjustment for adoption of ASU 2016-01	855,039	—
	(6,023,562)	1,730,036
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	(172,459)	(177,554)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	97,173	(259,452)
	(269,632)	81,898

Other comprehensive income (loss), before tax	(6,293,194)	1,811,934
Tax expense (benefit)	(1,757,033)	699,456
Other comprehensive income (loss), net of tax	(4,536,161)	1,112,478

Comprehensive income	$16,459,185	$19,063,460

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Six Months Ended June 30, 2018 and 2017

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total
Balance December 31, 2017	$13,918,168	$189,077,550	$151,962,661	$(1,671,250)	$353,287,129
Net income	—	—	10,549,961	—	10,549,961
Other comprehensive loss, net of tax	—	—	—	(3,201,540)	(3,201,540)
Impact of adoption of ASU 2016-01	—		666,900	(666,900)	—
Common cash dividends declared, $0.06 per share	—	—	(833,730)	—	(833,730)
Issuance of 2,669 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	2,669	100,262	—	—	102,931
Issuance of 13,074 shares of common stock as a result of stock options exercised	13,074	192,522	—	—	205,596
Stock-based compensation expense	—	495,493	—	—	495,493
Restricted stock awards - 6,860 shares of common stock	6,860	(6,860)	—	—	—
Exchange of 3,814 shares of common stock in connection with stock options exercised and restricted stock vested	(3,814)	(174,109)	—	—	(177,923)
Balance, March 31, 2018	$13,936,957	$189,684,858	$162,345,792	$(5,539,690)	$360,427,917
Net income	—	—	10,445,385	—	10,445,385
Other comprehensive loss, net of tax	—	—	—	(1,334,621)	(1,334,621)
Common cash dividends declared, $0.06 per share	—	—	(835,881)	—	(835,881)
Issuance of 5,728 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	5,728	215,173	—	—	220,901
Issuance of 26,641 shares of common stock as a result of stock options exercised	26,641	362,292	—	—	388,933
Stock-based compensation expense	—	291,912	—	—	291,912
Restricted stock awards - 3,972 shares of common stock	3,972	(3,972)	—	—	—
Exchange of 642 shares of common stock in connection with stock options exercised and restricted stock vested	642	(17,023)	—	—	(16,381)
Balance, June 30, 2018	$13,973,940	$190,533,240	$171,955,296	$(6,874,311)	$369,588,165

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total
Balance December 31, 2016	$13,106,845	$156,776,642	$118,616,901	$(2,459,589)	$286,040,799
Net income	—	—	9,184,965	—	9,184,965
Other comprehensive loss, net of tax	—	—	—	410,739	410,739
Common cash dividends declared, $0.05 per share	—	—	(656,574)	—	(656,574)
Issuance of 3,573 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	3,573	83,091	—	—	86,664
Issuance of 44,284 shares of common stock as a result of stock options exercised	44,284	630,290	—	—	674,574
Stock-based compensation expense	—	388,753	—	—	388,753
Restricted stock awards - 13,289 shares of common stock	13,289	(13,289)	—	—	—
Exchange of 6,772 shares of common stock in connection with stock options exercised and restricted stock vested	(6,772)	(283,518)	—	—	(290,290)
Balance, March 31, 2017	$13,161,219	$157,581,969	$127,145,292	$(2,048,850)	$295,839,630
Net income	—	—	8,766,017	—	8,766,017
Other comprehensive loss, net of tax	—	—	—	701,739	701,739
Common cash dividends declared, $0.05 per share	—	—	(657,003)	—	(657,003)
Issuance of 4,582 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	4,582	170,061	—	—	174,643
Issuance of 8,027 shares of common stock as a result of stock options exercised	8,027	109,392	—	—	117,419
Stock-based compensation expense	—	168,314	—	—	168,314
Restricted stock awards - 2,000 shares of common stock	2,000	(2,000)	—	—	—
Exchange of 594 shares of common stock in connection with stock options exercised and restricted stock vested	(594)	(26,730)	—	—	(27,324)
Balance, June 30, 2017	$13,175,234	$158,001,006	$135,254,306	$(1,347,111)	$305,083,435

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,995,346	$17,950,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,074,618	1,847,963
Provision for loan/lease losses	4,840,574	4,128,102
Stock-based compensation expense	787,405	557,067
Deferred compensation expense accrued	1,004,010	724,422
Losses on other real estate owned, net	118,159	3,596
Amortization of premiums on securities, net	828,972	1,005,121
Securities gains, net	—	(38,464)
Loans originated for sale	(21,899,515)	(32,130,683)
Proceeds on sales of loans	22,071,837	33,807,027
Gains on sales of residential real estate loans	(202,587)	(208,951)
Gains on sales of government guaranteed portions of loans	(358,434)	(1,037,694)
Amortization of core deposit intangible	609,102	461,733
Accretion of acquisition fair value adjustments, net	(496,561)	(3,578,379)
Increase in cash value of bank-owned life insurance	(817,260)	(929,046)
Increase (decrease) in other assets	(5,878,796)	3,412,207
Decrease (increase) in other liabilities	5,688,375	(7,059,305)
Net cash provided by operating activities	$29,365,245	$18,915,698

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	19,331,000	3,074,000
Net decrease in interest-bearing deposits at financial institutions	14,963,624	10,777,600
Proceeds from sales of other real estate owned	736,370	487,815
Activity in securities portfolio:
Purchases	(54,950,828)	(85,169,891)
Calls, maturities and redemptions	12,618,640	33,079,683
Paydowns	27,187,398	21,606,220
Sales	—	13,554,075
Activity in restricted investment securities:
Purchases	(4,215,275)	(2,407,600)
Redemptions	109,200	1,300,700
Net increase in loans/leases originated and held for investment	(150,992,827)	(146,365,255)
Purchase of premises and equipment	(2,666,098)	(2,422,880)
Net cash used in investing activities	$(137,878,796)	$(152,485,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	31,652,051	201,041,035
Net increase (decrease) in short-term borrowings	3,592,483	(21,753,994)
Activity in Federal Home Loan Bank advances:
Calls and maturities	(10,000,000)	(6,000,000)
Net change in short-term and overnight advances	72,100,000	(25,000,000)
Activity in other borrowings:
Proceeds from other borrowings	9,000,000	—
Calls, maturities and scheduled principal payments	(3,875,000)	(8,000,000)
Payment of cash dividends on common stock	(1,526,604)	(1,179,146)
Proceeds from issuance of common stock, net	918,361	1,053,300
Net cash provided by financing activities	$101,861,291	$140,161,195
Net decrease in cash and due from banks	(6,652,260)	6,591,360
Cash and due from banks, beginning	75,721,663	70,569,993
Cash and due from banks, ending	$69,069,403	$77,161,353

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Six Months Ended June 30, 2018 and 2017

	2018	2017
Supplemental disclosure of cash flow information, cash payments for:
Interest	$12,303,768	$7,876,668
Income/franchise taxes	$1,010,097	$7,450,738

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	$(4,536,161)	$1,112,478
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	$(194,304)	$(317,614)
Transfers of loans to other real estate owned	$46,244	$141,828
Due to broker for purchases of securities	$—	$(4,662,631)
Dividends payable	$835,881	$657,003
Decrease (increase) in the fair value of interest rate swap assets and liabilities	$1,774,502	$(209,185)
Transfer of equity securities from securities available for sale to other assets at fair value	$2,614,261	$—

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2017, included in the Company's Annual Report on Form 10‑K filed with the SEC on March 12, 2018. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited consolidated financial statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with  GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10‑Q and Rule 10‑01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended June 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10‑Q. It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	Guaranty: Guaranty Bankshares, Ltd.
AOCI: Accumulated other comprehensive income (loss)	Guaranty Bank: Guaranty Bank and Trust Company
AFS: Available for sale	HTM: Held to maturity
ASC: Accounting Standards Codification	m2: m2 Lease Funds, LLC
ASU: Accounting Standards Update	NIM: Net interest margin
Bates Companies: Bates Financial Advisors, Inc., Bates	NPA: Nonperforming asset
Financial Services, Inc., Bates Securities, Inc. and	NPL: Nonperforming loan
Bates Financial Group, Inc.	OREO: Other real estate owned
BOLI: Bank-owned life insurance	OTTI: Other-than-temporary impairment
Caps: Interest rate cap derivatives	PCI: Purchased credit impaired
CDI: Core deposit intangible	Provision: Provision for loan/lease losses
Community National: Community National Bancorporation	QCBT: Quad City Bank & Trust Company
CRBT: Cedar Rapids Bank & Trust Company	RB&T: Rockford Bank & Trust Company
CRE: Commercial real estate	ROAA: Return on Average Assets
CSB: Community State Bank	SBA: U.S. Small Business Administration
C&I: Commercial and industrial	SEC: Securities and Exchange Commission
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	SFC Bank: Springfield First Community Bank
Consumer Protection Act	Springfield Bancshares: Springfield Bancshares, Inc.
EPS: Earnings per share	TA: Tangible assets
Exchange Act:Securities Exchange Act of 1934, as amended	Tax Act: Tax Cuts and Jobs Act of 2017
FASB: Financial Accounting Standards Board	TCE: Tangible common equity
FDIC: Federal Deposit Insurance Corporation	TDRs: Troubled debt restructurings
FHLB: Federal Home Loan Bank	TEY: Tax equivalent yield
FRB: Federal Reserve Bank of Chicago	The Company: QCR Holdings, Inc.
GAAP: Generally Accepted Accounting Principles	USDA: U.S. Department of Agriculture

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, with the exception of SFC Bank which was acquired by merger on July 1, 2018, and include the accounts of four commercial banks:  QCBT, CRBT, CSB and RB&T. All are state-chartered commercial banks and all are members of the Federal Reserve system. The Company also engages in direct financing lease contracts through m2, a wholly-owned subsidiary of QCBT. All material intercompany transactions and balances have been eliminated in consolidation.

The acquisition of Guaranty Bank, headquartered in Cedar Rapids, Iowa occurred on October 2, 2017 and Guaranty Bank was merged into CRBT on December 2, 2017. The financial results for the periods since acquisition are included in this report. See Note 2 of the Company's Annual Report on Form 10‑K for the year ended December 31, 2017 for additional information about the acquisition.

On July 1, 2018, the Company completed its previously announced merger with Springfield Bancshares, the holding company of SFC Bank, headquartered in Springfield, Missouri. The financial results of Springfield Bancshares and SFC Bank are not included in this report because the closing was effective July 1, 2018.  See Note 10 to the Consolidated Financial Statements for additional information about the merger.

Recent accounting developments:  In May 2014, FASB issued ASU 2014‑09, Revenue from Contracts with Customers. ASU 2014‑09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014‑09 was originally effective for the Company on January 1, 2017; however, FASB issued ASU 2015‑14 which defers the effective date in order to provide additional time for both public and private entities to evaluate the impact. ASU 2014‑09 was adopted by the Company on January 1, 2018 and did not have a significant impact on the Company's consolidated financial statements.

In January 2016, FASB issued ASU 2016‑01, Financial Instruments–Overall. ASU 2016‑01 makes targeted adjustments to GAAP by eliminating the AFS classification for equity securities and requiring equity investments to be measured at fair value with changes in fair value recognized in net income. The standard also requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. The standard clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to AFS securities in combination with the entity's other deferred tax assets. It also requires an entity to present separately (within other comprehensive income) the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the standard eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Upon adoption of ASU 2016‑01 by the Company on January 1, 2018, the fair value of the Company's loan portfolio is now presented using an exit price method. Also, the Company is no longer required to disclose the methodologies used for estimating fair value of financial assets and liabilities that are not measured at fair value on a recurring or nonrecurring basis. The remaining requirements of this update had no significant impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016‑02, Leases. Under ASU 2016‑02, lessees will be required to recognize a lease liability measured on a discounted basis and a right-of-use asset for all leases (with the exception of short-term leases). Lessor accounting is largely unchanged under ASU 2016‑02. However, the definition of initial direct costs was updated to include only initial direct costs that are considered incremental. This change in definition will change the manner in which the Company recognizes the costs associated with originating leases. ASU 2016‑02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

permitted for all entities. The Company has analyzed the impact of adoption and has concluded that it will not have a significant impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses. Under the standard, assets measured at amortized costs (including loans, leases and AFS securities) will be presented at the net amount expected to be collected. Rather than the “incurred” model that is currently being utilized, the standard will require the use of a forward-looking approach to recognizing all expected credit losses at the beginning of an asset's life. For public companies, ASU 2016‑13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Companies may choose to early adopt for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of analyzing the impact of adoption on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU 2018‑02, Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under the standard, entities are allowed to make a one-time reclassification from AOCI to retained earnings for the effect of remeasuring deferred tax liabilities and assets originally recorded in other comprehensive income as a result of the change in the federal tax rate as defined by the Tax Act. ASU 2018‑02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Companies may choose to early adopt for fiscal years or interim periods that have not been issued or made available for issuance as of February 14, 2018. The Company chose to early adopt ASU 2018‑02 and apply the guidance to the consolidated financial statements for the year ended December 31, 2017.

Reclassifications:  Certain amounts in the prior year's consolidated financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with the current period presentation.

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of June 30, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
June 30, 2018:
Securities HTM:
Municipal securities	$399,002,344	$4,916,288	$(7,700,914)	$396,217,718
Other securities	1,050,000	—	(15,350)	1,034,650
	$400,052,344	$4,916,288	$(7,716,264)	$397,252,368

Securities AFS:
U.S. govt. sponsored agency securities	$36,767,888	$7,872	$(1,109,224)	$35,666,536
Residential mortgage-backed and related securities	164,791,715	49,915	(6,307,182)	158,534,448
Municipal securities	60,160,248	221,112	(874,093)	59,507,267
Other securities	4,254,509	—	(18,089)	4,236,420
	$265,974,360	$278,899	$(8,308,588)	$257,944,671

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
December 31, 2017:
Securities HTM:
Municipal securities	$378,424,205	$2,763,718	$(2,488,119)	$378,699,804
Other securities	1,050,000	—	—	1,050,000
	$379,474,205	$2,763,718	$(2,488,119)	$379,749,804

Securities AFS:
U.S. govt. sponsored agency securities	$38,409,157	$37,344	$(349,967)	$38,096,534
Residential mortgage-backed and related securities	165,459,470	155,363	(2,313,529)	163,301,304
Municipal securities	66,176,364	660,232	(211,100)	66,625,496
Other securities	4,014,004	896,384	(25,815)	4,884,573
	$274,058,995	$1,749,323	$(2,900,411)	$272,907,907

The Company's HTM municipal securities consist largely of private issues of municipal debt. The large majority of the municipalities are located within the Midwest. The municipal debt investments are underwritten using specific guidelines with ongoing monitoring.

The Company's residential mortgage-backed and related securities portfolio consists entirely of government sponsored or government guaranteed securities. The Company has not invested in private mortgage-backed securities or pooled trust preferred securities.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2018 and December 31, 2017, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2018:
Securities HTM:
Municipal securities	$140,257,617	$(3,873,043)	$61,121,755	$(3,827,871)	$201,379,372	$(7,700,914)
Other securities	1,034,649	(15,350)	—	—	1,034,649	(15,350)
	$141,292,266	$(3,888,393)	$61,121,755	$(3,827,871)	$202,414,021	$(7,716,264)

Securities AFS:
U.S. govt. sponsored agency securities	$31,724,483	$(928,027)	$3,532,286	$(181,197)	$35,256,769	$(1,109,224)
Residential mortgage-backed and related securities	93,074,220	(3,402,034)	59,724,819	(2,905,148)	152,799,039	(6,307,182)
Municipal securities	36,033,296	(648,203)	7,706,943	(225,890)	43,740,239	(874,093)
Other securities	4,236,420	(18,089)	—	—	4,236,420	(18,089)
	$165,068,419	$(4,996,353)	$70,964,048	$(3,312,235)	$236,032,467	$(8,308,588)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017:
Securities HTM:
Municipal securities	$23,750,826	$(354,460)	$72,611,780	$(2,133,659)	$96,362,606	$(2,488,119)

Securities AFS:
U.S. govt. sponsored agency securities	$28,576,258	$(200,022)	$3,640,477	$(149,945)	$32,216,735	$(349,967)
Residential mortgage-backed and related securities	88,927,779	(871,855)	57,931,731	(1,441,674)	146,859,510	(2,313,529)
Municipal securities	10,229,337	(41,151)	9,997,433	(169,949)	20,226,770	(211,100)
Other securities	923,535	(25,815)	—	—	923,535	(25,815)
	$128,656,909	$(1,138,843)	$71,569,641	$(1,761,568)	$200,226,550	$(2,900,411)

At June 30, 2018, the investment portfolio included 602 securities. Of this number, 303 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 2.4% of the total amortized cost of the portfolio. Of these 303 securities, 42 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence,

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.

The Company did not recognize OTTI on any investment securities for the three or six months ended June 30, 2018 and 2017.

There were no sales of securities for the three and six months ended June 30, 2018.  All sales of securities for the three and six months ended June 30, 2017 were from securities identified as AFS.  Information on proceeds received, as well as pre-tax gross gains and losses from sales on those securities are as follows:

Three and Six Months Ended
June 30, 2017
Proceeds from sales of securities	$13,554,075
Gross gains from sales of securities	59,568
Gross losses from sales of securities	(21,104)

The amortized cost and fair value of securities as of June 30, 2018 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value
Securities HTM:
Due in one year or less	$1,732,495	$1,737,807
Due after one year through five years	25,021,326	25,051,928
Due after five years	373,298,523	370,462,633
	$400,052,344	$397,252,368
Securities AFS:
Due in one year or less	$2,882,932	$2,891,934
Due after one year through five years	25,265,433	24,969,540
Due after five years	73,034,280	71,548,749
	101,182,645	99,410,223
Residential mortgage-backed and related securities	164,791,715	158,534,448
	$265,974,360	$257,944,671

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity. These callable securities are summarized as folows:

	Amortized Cost	Fair Value
Securities HTM:
Municipal securities	$232,556,893	$230,900,385

Securities AFS:
U.S. govt. sponsored agency securities	4,998,914	4,873,050
Municipal securities	52,730,591	51,992,220
	$57,729,505	$56,865,270

As of June 30, 2018, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 122 issuers with fair values totaling $94.8 million and revenue bonds issued by 150 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $360.9 million. The Company held investments in general obligation bonds in 26 states, including six states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 16 states, including seven states in which the aggregate fair value exceeded $5.0 million.

As of December 31, 2017, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 131 issuers with fair values totaling $108.0 million and revenue bonds issued by 145 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $337.3 million. The Company held investments in general obligation bonds in 26 states, including six states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 16 states, including seven states in which the aggregate fair value exceeded $5.0 million.

Both general obligation and revenue bonds are diversified across many issuers. As of June 30, 2018 and December 31, 2017, the Company did not hold general obligation or revenue bonds of any single issuer, the aggregate book or market value of which exceeded 5% of the Company's stockholders' equity. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by each of the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually, and as of June 30, 2018, all were well within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of June 30, 2018, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of June 30, 2018 and December 31, 2017 is presented as follows:

	As of	As of
	June 30,	December 31,
	2018	2017

C&I loans*	$1,273,000,094	$1,134,516,315
CRE loans
Owner-occupied CRE	349,007,830	332,742,477
Commercial construction, land development, and other land	162,644,566	186,402,404
Other non owner-occupied CRE	837,666,518	784,347,000
	1,349,318,914	1,303,491,882
Direct financing leases **	133,196,613	141,448,232
Residential real estate loans ***	257,433,713	258,646,265
Installment and other consumer loans	92,952,124	118,610,799
	3,105,901,458	2,956,713,493
Plus deferred loan/lease origination costs, net of fees	8,890,965	7,771,907
	3,114,792,423	2,964,485,400
Less allowance	(37,545,076)	(34,355,728)
	$3,077,247,347	$2,930,129,672
** Direct financing leases:
Net minimum lease payments to be received	$147,388,211	$156,583,887
Estimated unguaranteed residual values of leased assets	929,932	929,932
Unearned lease/residual income	(15,121,530)	(16,065,587)
	133,196,613	141,448,232
Plus deferred lease origination costs, net of fees	4,159,711	4,624,027
	137,356,324	146,072,259
Less allowance	(2,724,355)	(2,382,098)
	$134,631,969	$143,690,161

*     Includes equipment financing agreements outstanding at m2, totaling $92,815,742 and $66,758,397 as of June 30, 2018 and December 31, 2017, respectively.

**   Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors, which is combined with management's expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider, which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three and six months ended June 30, 2018 and 2017.

*** Includes residential real estate loans held for sale totaling $1,033,700 and $645,001 as of June 30, 2018, and December 31, 2017, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Changes in accretable yield for acquired loans were as follows:

	Three months ended June 30, 2018			Six months ended June 30, 2018
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total
Balance at the beginning of the period	$(156,896)	$(5,659,543)	$(5,816,439)	$(191,132)	$(6,280,075)	$(6,471,207)
Accretion recognized	14,848	608,119	622,967	49,084	1,228,651	1,277,735
Balance at the end of the period	$(142,048)	$(5,051,424)	$(5,193,472)	$(142,048)	$(5,051,424)	$(5,193,472)

	Three months ended June 30, 2017			Six months ended June 30, 2017
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total
Balance at the beginning of the period	$(127,616)	$(6,944,074)	$(7,071,690)	$(194,306)	$(9,115,614)	$(9,309,920)
Accretion recognized	43,756	1,618,603	1,662,359	110,446	3,790,143	3,900,589
Balance at the end of the period	$(83,860)	$(5,325,471)	$(5,409,331)	$(83,860)	$(5,325,471)	$(5,409,331)

The aging of the loan/lease portfolio by classes of loans/leases as of June 30, 2018 and December 31, 2017 is presented as follows:

	As of June 30, 2018
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

C&I	$1,270,508,073	$602,885	$403,841	$—	$1,485,295	$1,273,000,094
CRE
Owner-Occupied CRE	348,357,289	228,703	—	—	421,838	349,007,830
Commercial Construction, Land Development, and Other Land	158,999,305	1,758,740	—	—	1,886,521	162,644,566
Other Non Owner-Occupied CRE	832,861,572	91,345	—	—	4,713,601	837,666,518
Direct Financing Leases	129,115,766	1,019,243	532,600	—	2,529,004	133,196,613
Residential Real Estate	254,927,412	374,480	816,670	—	1,315,151	257,433,713
Installment and Other Consumer	92,086,640	588,332	55,189	19,573	202,390	92,952,124
	$3,086,856,057	$4,663,728	$1,808,300	$19,573	$12,553,800	$3,105,901,458

As a percentage of total loan/lease portfolio	99.39%	0.15%	0.06%	0.00%	0.40%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

	As of December 31, 2017
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

C&I	$1,124,734,486	$8,306,829	$243,647	$—	$1,231,353	$1,134,516,315
CRE
Owner-Occupied CRE	331,868,142	540,435	—	—	333,900	332,742,477
Commercial Construction, Land Development, and Other Land	181,558,092	—	—	—	4,844,312	186,402,404
Other Non Owner-Occupied CRE	782,526,249	572,877	4,146	—	1,243,728	784,347,000
Direct Financing Leases	137,708,397	1,305,191	259,600	—	2,175,044	141,448,232
Residential Real Estate	253,261,821	3,552,709	393,410	74,519	1,363,806	258,646,265
Installment and Other Consumer	117,773,259	517,537	56,760	14,152	249,091	118,610,799
	$2,929,430,446	$14,795,578	$957,563	$88,671	$11,441,234	$2,956,713,493

As a percentage of total loan/lease portfolio	99.08%	0.50%	0.03%	0.00%	0.39%	100.00%

NPLs by classes of loans/leases as of June 30, 2018 and December 31, 2017 are presented as follows:

	As of June 30, 2018
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More	Loans/Leases*	Accruing TDRs	Total NPLs	Total NPLs

C&I	$—	$1,485,295	$800,176	$2,285,471	16.44%
CRE
Owner-Occupied CRE	—	421,838	106,874	528,712	3.80%
Commercial Construction, Land Development, and Other Land	—	1,886,521	—	1,886,521	13.57%
Other Non Owner-Occupied CRE	—	4,713,601	—	4,713,601	33.92%
Direct Financing Leases	—	2,529,004	137,432	2,666,436	19.18%
Residential Real Estate	—	1,315,151	270,903	1,586,054	11.41%
Installment and Other Consumer	19,573	202,390	11,623	233,586	1.68%
	$19,573	$12,553,800	$1,327,008	$13,900,381	100.00%

*     Nonaccrual loans/leases included $1,841,006 of TDRs, including $66,021 in C&I loans, $1,066,701 in CRE loans, $619,727 in direct financing leases, $83,287 in residential real estate loans, and $5,270 in installment loans.

	As of December 31, 2017
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More	Loans/Leases **	Accruing TDRs	Total NPLs	Total NPLs

C&I	$—	$1,231,353	$5,224,182	$6,455,535	34.63%
CRE
Owner-Occupied CRE	—	333,900	107,322	441,222	2.37%
Commercial Construction, Land Development, and Other Land	—	4,844,312	—	4,844,312	25.99%
Other Non Owner-Occupied CRE	—	1,243,728	—	1,243,728	6.67%
Direct Financing Leases	—	2,175,044	1,494,448	3,669,492	19.68%
Residential Real Estate	74,519	1,363,806	272,493	1,710,818	9.18%
Installment and Other Consumer	14,152	249,091	14,027	277,270	1.49%
	$88,671	$11,441,234	$7,112,472	$18,642,377	100.00%

**   Nonaccrual loans/leases included $2,282,495 of TDRs, including $122,598 in C&I loans, $1,336,871 in CRE loans, $700,255 in direct financing leases, $115,190 in residential real estate loans, and $7,581 in installment loans.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Changes in the allowance by portfolio segment for the three and six months ended June 30, 2018 and 2017, respectively, are presented as follows:

	Three Months Ended June 30, 2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

Balance, beginning	$15,065,245	$14,938,020	$2,730,301	$2,375,219	$1,423,817	$36,532,602
Provisions (credits) charged to expense	777,013	871,475	687,908	57,283	(92,944)	2,300,735
Loans/leases charged off	(728,890)	—	(794,299)	—	(1,086)	(1,524,275)
Recoveries on loans/leases previously charged off	120,503	9,545	100,445	600	4,921	236,014
Balance, ending	$15,233,871	$15,819,040	$2,724,355	$2,433,102	$1,334,708	$37,545,076

	Three Months Ended June 30, 2017
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

Balance, beginning	$12,954,090	$12,643,266	$2,978,260	$2,375,864	$1,107,670	$32,059,150
Provisions (credits) charged to expense	1,281,786	339,857	297,672	116,151	(12,473)	2,022,993
Loans/leases charged off	(74,071)	(10,375)	(684,079)	(61,561)	(21,518)	(851,604)
Recoveries on loans/leases previously charged off	45,928	26,485	46,448	—	7,232	126,093
Balance, ending	$14,207,733	$12,999,233	$2,638,301	$2,430,454	$1,080,911	$33,356,632

	Six Months Ended June 30, 2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

Balance, beginning	$14,323,036	$13,962,688	$2,382,098	$2,466,431	$1,221,475	$34,355,728
Provisions charged to expense	1,585,174	1,836,858	1,292,691	17,946	107,905	4,840,574
Loans/leases charged off	(824,389)	—	(1,078,186)	(52,325)	(5,833)	(1,960,733)
Recoveries on loans/leases previously charged off	150,050	19,494	127,752	1,050	11,161	309,507
Balance, ending	$15,233,871	$15,819,040	$2,724,355	$2,433,102	$1,334,708	$37,545,076

	Six Months Ended June 30, 2017
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

Balance, beginning	$12,545,110	$11,670,609	$3,111,898	$2,342,344	$1,087,487	$30,757,448
Provisions (credits) charged to expense	1,875,144	1,306,128	802,687	159,671	(15,528)	4,128,102
Loans/leases charged off	(292,344)	(10,375)	(1,342,763)	(75,184)	(23,564)	(1,744,230)
Recoveries on loans/leases previously charged off	79,823	32,871	66,479	3,623	32,516	215,312
Balance, ending	$14,207,733	$12,999,233	$2,638,301	$2,430,454	$1,080,911	$33,356,632

The allowance by impairment evaluation and by portfolio segment as of June 30, 2018 and December 31, 2017 is presented as follows:

	As of June 30, 2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

Allowance for impaired loans/leases	$308,091	$2,109,374	$375,803	$239,419	$106,878	$3,139,565
Allowance for nonimpaired loans/leases	14,925,780	13,709,666	2,348,552	2,193,683	1,227,830	34,405,511
	$15,233,871	$15,819,040	$2,724,355	$2,433,102	$1,334,708	$37,545,076

Impaired loans/leases	$1,551,445	$6,967,425	$2,529,004	$1,449,866	$214,655	$12,712,395
Nonimpaired loans/leases	1,271,448,649	1,342,351,489	130,667,609	255,983,847	92,737,469	3,093,189,063
	$1,273,000,094	$1,349,318,914	$133,196,613	$257,433,713	$92,952,124	$3,105,901,458

Allowance as a percentage of impaired loans/leases	19.86%	30.27%	14.86%	16.51%	49.79%	24.70%
Allowance as a percentage of nonimpaired loans/leases	1.17%	1.02%	1.80%	0.86%	1.32%	1.11%
Total allowance as a percentage of total loans/leases	1.20%	1.17%	2.05%	0.95%	1.44%	1.21%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

	As of December 31, 2017
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

Allowance for impaired loans/leases	$715,627	$1,429,460	$504,469	$355,167	$38,596	$3,043,319
Allowance for nonimpaired loans/leases	13,607,409	12,533,228	1,877,629	2,111,264	1,182,879	31,312,409
	$14,323,036	$13,962,688	$2,382,098	$2,466,431	$1,221,475	$34,355,728

Impaired loans/leases	$6,248,209	$6,529,262	$3,669,492	$1,704,846	$202,354	$18,354,163
Nonimpaired loans/leases	1,128,268,106	1,296,962,620	137,778,740	256,941,419	118,408,445	2,938,359,330
	$1,134,516,315	$1,303,491,882	$141,448,232	$258,646,265	$118,610,799	$2,956,713,493

Allowance as a percentage of impaired loans/leases	11.45%	21.89%	13.75%	20.83%	19.07%	16.58%
Allowance as a percentage of nonimpaired loans/leases	1.21%	0.97%	1.36%	0.82%	1.00%	1.07%
Total allowance as a percentage of total loans/leases	1.26%	1.07%	1.68%	0.95%	1.03%	1.16%

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the six months ended June 30, 2018 are presented as follows:

						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,159,577	$1,173,853	$—	$1,465,402	$138,543	$138,543
CRE
Owner-Occupied CRE	288,813	288,813	—	289,112	11,690	11,690
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	982,428	982,428	—	1,151,245	—	—
Direct Financing Leases	1,903,173	1,903,173	—	2,551,149	9,292	9,292
Residential Real Estate	941,520	1,016,299	—	904,898	—	—
Installment and Other Consumer	99,814	99,814	—	95,448	—	—
	$5,375,325	$5,464,380	$—	$6,457,254	$159,525	$159,525

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$391,868	$391,868	$308,091	$327,859	$—	$—
CRE
Owner-Occupied CRE	142,788	142,788	39,288	147,375	—	—
Commercial Construction, Land Development, and Other Land	5,553,396	5,553,396	2,070,086	5,275,992	—	—
Other Non Owner-Occupied CRE	—	—	—	—	—	—
Direct Financing Leases	625,831	625,831	375,803	521,142	—	—
Residential Real Estate	508,346	531,422	239,419	522,134	5,893	5,893
Installment and Other Consumer	114,841	114,841	106,878	109,254	159	159
	$7,337,070	$7,360,146	$3,139,565	$6,903,756	$6,052	$6,052

Total Impaired Loans/Leases:
C&I	$1,551,445	$1,565,721	$308,091	$1,793,261	$138,543	$138,543
CRE
Owner-Occupied CRE	431,601	431,601	39,288	436,487	11,690	11,690
Commercial Construction, Land Development, and Other Land	5,553,396	5,553,396	2,070,086	5,275,992	—	—
Other Non Owner-Occupied CRE	982,428	982,428	—	1,151,245	—	—
Direct Financing Leases	2,529,004	2,529,004	375,803	3,072,291	9,292	9,292
Residential Real Estate	1,449,866	1,547,721	239,419	1,427,032	5,893	5,893
Installment and Other Consumer	214,655	214,655	106,878	204,702	159	159
	$12,712,395	$12,824,526	$3,139,565	$13,361,010	$165,577	$165,577

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management's current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended June 30, 2018 and 2017, respectively, are presented as follows:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
			Interest Income			Interest Income
	Average		Recognized for	Average		Recognized for
	Recorded	Interest Income	Cash Payments	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Recognized	Received	Investment	Recognized	Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,400,498	$59,176	$59,176	$805,309	$9,399	$9,399
CRE
Owner-Occupied CRE	289,036	5,868	5,868	—	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	1,105,004	—	—	1,160,161	—	—
Direct Financing Leases	2,198,852	2,544	2,544	2,560,019	38,949	38,949
Residential Real Estate	928,809	—	—	712,793	—	—
Installment and Other Consumer	101,582	—	—	173,585	218	218
	$6,023,781	$67,588	$67,588	$5,411,867	$48,566	$48,566

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$353,153	$1,978	$1,978	$8,066,702	$35,055	$35,055
CRE
Owner-Occupied CRE	145,082	—	—	238,584	—	—
Commercial Construction, Land Development, and Other Land	5,491,832	—	—	4,348,142	—	—
Other Non Owner-Occupied CRE	—	—	—	38,260	—	—
Direct Financing Leases	566,063	—	—	757,602	—	—
Residential Real Estate	512,222	2,959	2,959	624,641	2,989	2,989
Installment and Other Consumer	116,887	76	76	34,333	—	—
	$7,185,239	$5,014	$5,014	$14,108,264	$38,044	$38,044

Total Impaired Loans/Leases:
C&I	$1,753,651	$61,154	$61,154	$8,872,011	$44,454	$44,454
CRE
Owner-Occupied CRE	434,118	5,868	5,868	238,584	—	—
Commercial Construction, Land Development, and Other Land	5,491,832	—	—	4,348,142	—	—
Other Non Owner-Occupied CRE	1,105,004	—	—	1,198,421	—	—
Direct Financing Leases	2,764,915	2,544	2,544	3,317,621	38,949	38,949
Residential Real Estate	1,441,031	2,959	2,959	1,337,434	2,989	2,989
Installment and Other Consumer	218,469	76	76	207,918	218	218
	$13,209,020	$72,602	$72,602	$19,520,131	$86,610	$86,610

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management's current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Loans/leases, by classes of financing receivable, considered to be impaired as of December 31, 2017 are presented as follows:

		Unpaid
	Recorded	Principal	Related
Classes of Loans/Leases	Investment	Balance	Allowance

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,634,269	$1,644,706	$—
CRE
Owner-Occupied CRE	289,261	289,261	—
Commercial Construction, Land Development, and Other Land	—	—	—
Other Non Owner-Occupied CRE	1,171,565	1,171,565	—
Direct Financing Leases	2,944,540	2,944,540	—
Residential Real Estate	943,388	1,018,167	—
Installment and Other Consumer	134,245	134,245	—
	$7,117,268	$7,202,484	$—

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$4,613,940	$4,617,879	$715,627
CRE
Owner-Occupied CRE	151,962	151,962	48,462
Commercial Construction, Land Development, and Other Land	4,844,312	4,844,312	1,379,235
Other Non Owner-Occupied CRE	72,163	72,163	1,763
Direct Financing Leases	724,953	724,953	504,469
Residential Real Estate	761,458	761,458	355,167
Installment and Other Consumer	68,109	68,109	38,596
	$11,236,897	$11,240,836	$3,043,319

Total Impaired Loans/Leases:
C&I	$6,248,209	$6,262,585	$715,627
CRE
Owner-Occupied CRE	441,222	441,222	48,462
Commercial Construction, Land Development, and Other Land	4,844,312	4,844,312	1,379,235
Other Non Owner-Occupied CRE	1,243,728	1,243,728	1,763
Direct Financing Leases	3,669,492	3,669,492	504,469
Residential Real Estate	1,704,846	1,779,625	355,167
Installment and Other Consumer	202,354	202,354	38,596
	$18,354,163	$18,443,318	$3,043,319

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management's current estimates.

For C&I and CRE loans, the Company's credit quality indicator consists of internally assigned risk ratings. Each commercial loan is assigned a risk rating upon origination. The risk rating is reviewed every 15 months, at a minimum, and on an as-needed basis depending on the specific circumstances of the loan.

For certain C&I loans (equipment financing agreements), direct financing leases, residential real estate loans, and installment and other consumer loans, the Company's credit quality indicator is performance determined by delinquency status. Delinquency status is updated daily by the Company's loan system.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
		CRE
			Non Owner-Occupied
			Commercial
			Construction,
			Land
		Owner-Occupied	Development,			As a % of
Internally Assigned Risk Rating	C&I	CRE	and Other Land	Other CRE	Total	Total

Pass (Ratings 1 through 5)	$1,135,035,263	$342,518,625	$160,224,065	$805,031,050	$2,442,809,003	96.57%
Special Mention (Rating 6)	29,414,324	3,984,113	—	10,804,187	44,202,624	1.75%
Substandard (Rating 7)	15,734,765	2,505,092	2,420,501	21,831,281	42,491,639	1.68%
Doubtful (Rating 8)	—	—	—	—	—	—%
	$1,180,184,352	$349,007,830	$162,644,566	$837,666,518	$2,529,503,266	100.00%

	As of June 30, 2018
		Direct Financing	Residential Real	Installment and		As a % of
Delinquency Status *	C&I	Leases	Estate	Other Consumer	Total	Total

Performing	$92,361,366	$130,530,177	$255,847,659	$92,718,538	$571,457,740	99.14%
Nonperforming	454,376	2,666,436	1,586,054	233,586	4,940,452	0.86%
	$92,815,742	$133,196,613	$257,433,713	$92,952,124	$576,398,192	100.00%

	As of December 31, 2017
		CRE
			Non Owner-Occupied
			Commercial
			Construction,
			Land
		Owner-Occupied	Development,			As a % of
Internally Assigned Risk Rating	C&I	CRE	and Other Land	Other CRE	Total	Total

Pass (Ratings 1 through 5)	$1,031,963,703	$318,293,608	$179,142,839	$767,119,909	$2,296,520,059	96.85%
Special Mention (Rating 6)	10,944,924	8,230,060	1,780,000	10,068,870	31,023,854	1.31%
Substandard (Rating 7)	24,578,731	6,218,809	5,479,565	7,158,221	43,435,326	1.83%
Doubtful (Rating 8)	270,559	—	—	—	270,559	0.01%
	$1,067,757,917	$332,742,477	$186,402,404	$784,347,000	$2,371,249,799	100.00%

	As of December 31, 2017
		Direct Financing	Residential Real	Installment and		As a % of
Delinquency Status *	C&I	Leases	Estate	Other Consumer	Total	Total

Performing	$65,847,177	$137,778,740	$256,935,447	$118,333,529	$578,894,893	98.88%
Nonperforming	911,220	3,669,492	1,710,818	277,270	6,568,800	1.12%
	$66,758,397	$141,448,232	$258,646,265	$118,610,799	$585,463,693	100.00%

*     Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing TDRs.

As of June 30, 2018 and December 31, 2017, TDRs totaled $3,168,014 and $9,394,967, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three and six months ended June 30, 2018 and 2017. The difference between

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.  No loans were restructured during the three months ended June 30, 2018.

	For the three months ended June 30, 2018				For the three months ended June 30, 2017
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number of	Recorded	Recorded	Specific	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance	Loans / Leases	Investment	Investment	Allowance

CONCESSION - Significant Payment Delay
C&I	—	$—	$—	$—	1	$47,509	$47,509	$—
Direct Financing Leases	—	—	—	—	15	802,542	802,542	—
	—	$—	$—	$—	16	$850,051	$850,051	$—

CONCESSION - Extension of Maturity
Direct Financing Leases	—	$—	$—	$—	1	$98,119	$98,119	$—
	—	$—	$—	$—	1	$98,119	$98,119	$—

TOTAL	—	$—	$—	$—	17	$948,170	$948,170	$—

	For the six months ended June 30, 2018				For the six months ended June 30, 2017
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number of	Recorded	Recorded	Specific	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans/Leases	Investment	Investment	Allowance	Loans/Leases	Investment	Investment	Allowance

CONCESSION - Extension of Maturity
Direct Financing Leases	—	—	—	—	2	104,382	104,382	—
	—	$—	$—	$—	2	$104,382	$104,382	$—

CONCESSION - Significant Payment Delay
C&I	—	$—	$—	$—	3	$181,198	$181,198	$—
Real Estate	1	46,320	46,320	—	—	—	—
Direct Financing Leases	2	47,524	47,524	—	23	1,472,403	1,472,403	—
	3	$93,844	$93,844	$—	26	$1,653,601	$1,653,601	$—

TOTAL	3	$93,844	$93,844	$—	28	$1,757,983	$1,757,983	$—

Of the TDRs reported above, one with a post-modification recorded balance of $46,320 was on nonaccrual as of June 30, 2018. Of the TDRs reported above, none were on nonaccrual as of June 30, 2017.

For the three and six months ended June 30, 2018, seven of the Company's TDRs redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. Three of these TDRs were related to one customer whose loans were restructured in the second quarter of 2017 with pre-modification balances totaling $78 thousand and the other TDRs related to other customers whose loans were restructured in the second and third quarters of 2017 with pre-modification balances totaling $378 thousand.

For the three and six months ended June 30, 2017, two of the Company's TDRs redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. These two TDRs were related to the same customer and were restructured in the fourth quarter of 2016 with pre-modification balances totaling $195 thousand.

Not included in the table above, the Company had 8 TDRs that were restructured and charged off in 2018, totaling $577,377.  The Company had 2 TDRs that were restructured and charged off in 2017, totaling $65,623.

NOTE 4 – DERIVATIVES

The Company uses interest rate swap and cap instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.  The Company entered into interest rate caps on June 5, 2014 to hedge against the risk of rising interest rates on short-term liabilities.  The short-term liabilities consist of $30.0 million of 1-month FHLB advances, and the benchmark rate hedged is 1-month LIBOR.  The interest rate caps are designated as a cash flow

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

hedge in accordance with ASC 815.  An initial premium of $2.1 million was paid upfront for the two caps.  The details of the interest rate caps are as follows:

			Balance Sheet		1-Month LIBOR	Fair Value as of
Hedged Instrument	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	June 30, 2018	December 31, 2017
1-month FHLB Advance	6/3/2014	6/5/2019	Other Assets	$15,000,000	1.00%	$199,821	$190,085
1-month FHLB Advance	6/5/2014	6/5/2021	Other Assets	15,000,000	1.50%	506,470	316,615
				$30,000,000		$706,291	$506,700

On June 21, 2018, the Company entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities.  The floating rate trust preferred securities are tied to 3-month LIBOR, and the interest rate swaps utilize 3-month LIBOR, so the hedge is effective.  The interest rate swaps are designated as a cash flow hedge in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Instrument	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	June 30, 2018
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Other Liabilities	$10,000,000	5.19%	5.85%	$(94,210)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Other Liabilities	8,000,000	5.19%	5.85%	(75,368)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Other Liabilities	10,000,000	3.90%	4.54%	(97,961)
Community National Statutory Trust II	9/20/2018	9/20/2028	Other Liabilities	3,000,000	4.49%	5.17%	(28,329)
Community National Statutory Trust III	9/15//2018	9/15/2028	Other Liabilities	3,500,000	4.09%	4.75%	(33,330)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Other Liabilities	4,500,000	4.09%	4.75%	(42,852)
				$39,000,000	4.58%	5.24%	$(372,050)

Changes in fair values of derivatives designated as cash flow hedges are recorded in OCI to the extent the hedge is effective, and reclassified to earnings as the hedged transaction (interest payments on debt) impact earnings.

The caps and swaps are valued by the transaction counterparty on a monthly basis and corroborated by a third party annually.

NOTE 5 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$10,445,385	$8,766,017	$20,995,346	$17,950,982

Basic EPS	$0.75	$0.67	$1.51	$1.36
Diluted EPS	$0.73	$0.65	$1.48	$1.33

Weighted average common shares outstanding	13,919,565	13,170,283	13,904,113	13,151,833
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	312,858	346,309	314,890	350,672
Weighted average common and common equivalent shares outstanding	14,232,423	13,516,592	14,219,003	13,502,505

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

The increase in weighted average common shares outstanding when comparing the three and six months ended June 30, 2018 to June 30, 2017 was primarily due to the common stock issuance discussed in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10‑K for the year ended December 31, 2017.

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

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at June 30, 2018 and December 31, 2017:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2018:
Securities AFS:
U.S. govt. sponsored agency securities	$35,666,536	$—	$35,666,536	$—
Residential mortgage-backed and related securities	158,534,448	—	158,534,448	—
Municipal securities	59,507,267	—	59,507,267	—
Other securities	4,236,420	—	4,236,420	—
Interest rate caps	706,291	—	706,291	—
Interest rate swaps - assets	6,171,740	—	6,171,740
Total assets measured at fair value	$264,822,702	$—	$264,822,702	$—

Interest rate swaps - liabilities	$6,543,790	$—	$6,543,790	$—
Total liabilities measured at fair value	$6,543,790	$—	$6,543,790	$—

December 31, 2017:
Securities AFS:
U.S. govt. sponsored agency securities	$38,096,534	$—	$38,096,534	$—
Residential mortgage-backed and related securities	163,301,304	—	163,301,304	—
Municipal securities	66,625,496	—	66,625,496	—
Other securities	4,884,573	1,028	4,883,545	—
Interest rate caps	506,700	—	506,700	—
Interest rate swaps - assets	4,397,238	—	4,397,238
Total assets measured at fair value	$277,811,845	$1,028	$277,810,817	$—

Interest rate swaps - liabilities	$4,397,238	$—	$4,397,238	$—
Total liabilities measured at fair value	$4,397,238	$—	$4,397,238	$—

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three and six months ended June 30, 2018 or 2017.

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

Interest rate swaps are executed for select commercial customers. The interest rate swaps are further described in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10‑K for the year ended December 31, 2017. The fair values are determined by comparing the contract rate on the swap with the then-current market rate for the remaining term of the transaction (Level 2 inputs).

Interest rate swaps are also used for the purpose of hedging interest rate risk on junior subordinated debt.  The fair values are determined by comparing the contract rate on the swap with the then-current market rate for the remaining term of the transaction (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprise the following at June 30, 2018 and December 31, 2017:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
June 30, 2018:
Impaired loans/leases	$4,674,218	$—	$—	$4,674,218
OREO	13,770,025	—	—	13,770,025
	$18,444,243	$—	$—	$18,444,243

December 31, 2017:
Impaired loans/leases	$8,972,337	$—	$—	$8,972,337
OREO	14,642,973	—	—	14,642,973
	$23,615,310	$—	$—	$23,615,310

Impaired loans/leases are evaluated and valued at the time the loan/lease is identified as impaired, at the lower of cost or fair value, and are classified as Level 3 in the fair value hierarchy. Fair value is measured based on the value of the collateral securing these loans/leases. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values are discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business.

OREO in the table above consists of property acquired through foreclosures and settlements of loans. Property acquired is carried at the estimated fair value of the property, less disposal costs, and is classified as Level 3 in the fair value hierarchy.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

The estimated fair value of the property is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values are discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the property.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	June 30,	December 31,
	2018	2017	Valuation Technique	Unobservable Input	Range
Impaired loans/leases	$4,674,218	$8,972,337	Appraisal of collateral	Appraisal adjustments	(10.00)%	to	(30.00)%
OREO	13,770,025	14,642,973	Appraisal of collateral	Appraisal adjustments	0.00%	to	(35.00)%

For the impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the three and six months ended June 30, 2018 and 2017.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of June 30, 2018		As of December 31, 2017
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Cash and due from banks	Level 1	$69,069,403	$69,069,403	$75,721,663	$75,721,663
Federal funds sold	Level 2	10,866,000	10,866,000	30,197,000	30,197,000
Interest-bearing deposits at financial institutions	Level 2	40,801,388	40,801,388	55,765,012	55,765,012
Investment securities:
HTM	Level 2	400,052,344	397,252,368	379,474,205	379,749,804
AFS	See Previous Table	257,944,671	257,944,671	272,907,907	272,907,907
Loans/leases receivable, net	Level 3	4,327,980	4,674,218	8,307,719	8,972,337
Loans/leases receivable, net	Level 2	3,072,919,367	3,020,805,000	2,921,821,953	2,892,963,000
Interest rate caps	Level 2	706,291	706,291	506,700	506,700
Interest rate swaps - assets	Level 2	6,171,740	6,171,740	4,397,238	4,397,238
Deposits:
Nonmaturity deposits	Level 2	2,622,243,626	2,622,243,626	2,670,583,178	2,670,583,178
Time deposits	Level 2	676,032,401	677,799,000	596,071,878	591,772,000
Short-term borrowings	Level 2	17,585,605	17,585,605	13,993,122	13,993,122
FHLB advances	Level 2	254,100,000	254,008,000	192,000,000	192,115,000
Other borrowings	Level 2	71,125,000	71,645,000	66,000,000	66,520,000
Junior subordinated debentures	Level 2	37,580,881	29,851,237	37,486,487	29,253,624
Interest rate swaps - liabilities	Level 2	6,543,790	6,543,790	4,397,238	4,397,238

NOTE 7 – BUSINESS SEGMENT INFORMATION

Selected financial and descriptive information is required to be disclosed for reportable operating segments, applying a “management perspective” as the basis for identifying reportable segments. The management perspective is determined by the view that management takes of the segments within the Company when making operating decisions, allocating resources, and measuring performance. The segments of the Company have been defined by the structure of the Company's internal organization, focusing on the financial information that the Company's operating decision-makers routinely use to make decisions about operating matters.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

The Company's primary segment, Commercial Banking, is geographically divided by markets into the secondary segments comprised of the five subsidiary banks wholly owned by the Company:  QCBT, CRBT, CSB, RB&T and SFC Bank. Each of these secondary segments offers similar products and services, but is managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

The Company's Wealth Management segment represents the trust and asset management and investment management and advisory services offered at the Company's five subsidiary banks in aggregate. This segment generates income primarily from fees charged based on assets under administration for corporate and personal trusts, custodial services, and investments managed. No assets of the subsidiary banks have been allocated to the Wealth Management segment.

The Company's All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds. This segment includes the corporate operations of the parent company.

Selected financial information on the Company's business segments is presented as follows as of and for the three and six months ended June 30, 2018 and 2017.

	Commercial Banking				Wealth		Intercompany	Consolidated
	QCBT	CRBT	CSB	RB&T	Management	All other	Eliminations	Total
Three Months Ended June 30, 2018
Total revenue	$16,682,874	$16,503,977	$8,406,295	$5,119,916	$3,115,653	$13,024,443	$(13,142,678)	$49,710,480
Net interest income	12,290,034	10,481,055	6,734,510	3,401,849	—	(822,952)	—	32,084,496
Provision	1,254,493	627,742	221,000	197,500	—	—	—	2,300,735
Net income	4,510,902	4,705,042	2,158,347	813,623	796,911	10,405,693	(12,945,133)	10,445,385
Goodwill	3,222,688	14,979,984	9,888,225	—	—	—	—	28,090,897
Core deposit intangible	—	3,439,864	5,029,987	—	—	—	—	8,469,851
Total assets	1,563,643,434	1,345,431,093	712,138,515	484,123,277	—	463,206,792	(461,660,406)	4,106,882,705

Three Months Ended June 30, 2017
Total revenue	$14,210,040	$10,149,769	$8,171,307	$4,241,431	$2,560,836	$10,181,814	$(10,279,411)	$39,235,786
Net interest income	11,414,818	7,230,425	6,920,820	3,095,512	—	(614,878)	—	28,046,697
Provision	552,993	300,000	861,000	309,000	—	—	—	2,022,993
Net income	4,073,777	2,870,582	1,920,040	834,842	454,465	8,766,014	(10,153,703)	8,766,017
Goodwill	3,222,688	—	9,888,225	—	—	—	—	13,110,913
Core deposit intangible	—	1,172,141	5,747,339	—	—	—	—	6,919,480
Total assets	1,400,307,827	993,768,912	642,761,140	426,159,677	—	382,407,292	(388,218,153)	3,457,186,695

Six Months Ended June 30, 2018
Total revenue	$32,490,444	$32,501,309	$16,569,618	$10,117,861	$6,305,078	$25,556,486	$(25,742,571)	$97,798,225
Net interest income	24,410,336	21,316,903	13,478,457	6,867,003	—	(1,585,285)	—	64,487,414
Provision for loan/lease losses	2,374,902	1,229,570	796,602	439,500	—	—	—	4,840,574
Net income	8,968,770	9,321,570	4,026,935	1,554,918	1,567,776	20,920,203	(25,364,826)	20,995,346
Goodwill	3,222,688	14,979,984	9,888,225	—	—	—	—	28,090,897
Core deposit intangible	—	3,439,864	5,029,987	—	—	—	—	8,469,851
Total assets	1,563,643,434	1,345,431,093	712,138,515	484,123,277	—	463,206,792	(461,660,406)	4,106,882,705

Six Months Ended June 30, 2017
Total revenue	$27,745,981	$20,536,314	$16,303,013	$8,189,230	$5,262,642	$20,057,957	$(20,230,498)	$77,864,639
Net interest income	22,716,300	14,204,472	13,947,328	6,063,586	—	(1,216,106)	—	55,715,580
Provision for loan/lease losses	1,484,102	550,000	1,635,000	459,000	—	—	—	4,128,102
Net income	7,728,783	5,763,142	3,815,174	1,679,411	1,015,527	17,950,982	(20,002,037)	17,950,982
Goodwill	3,222,688	—	9,888,225	—	—	—	—	13,110,913
Core deposit intangible	—	1,172,141	5,747,339	—	—	—	—	6,919,480
Total assets	1,400,307,827	993,768,912	642,761,140	426,159,677	—	382,407,292	(388,218,153)	3,457,186,695

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of June 30, 2018 and December 31, 2017, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks' actual capital amounts and ratios as of June 30, 2018 and December 31, 2017 are presented in the following table (dollars in thousands). As of June 30, 2018 and December 31, 2017, each of the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2018:
Company:
Total risk-based capital	$407,222	11.23%	$290,121	>	8.00%	$358,118	>	9.875%	$362,652	>	10.00%
Tier 1 risk-based capital	369,677	10.19%	217,591	>	6.00	285,588	>	7.875	290,121	>	8.00
Tier 1 leverage	369,677	9.22%	160,373	>	4.00	160,373	>	4.000	200,466	>	5.00
Common equity Tier 1	332,096	9.16%	163,193	>	4.50	231,190	>	6.375	235,723	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$158,480	11.67%	$108,599	>	8.00%	$134,052	>	9.875%	$135,748	>	10.00%
Tier 1 risk-based capital	145,157	10.69%	81,449	>	6.00	106,902	>	7.875	108,599	>	8.00
Tier 1 leverage	145,157	9.19%	63,193	>	4.00	63,193	>	4.000	78,992	>	5.00
Common equity Tier 1	145,157	10.69%	61,087	>	4.50	86,540	>	6.375	88,236	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$143,414	11.76%	$97,602	>	8.00%	$120,477	>	9.875%	$122,003	>	10.00%
Tier 1 risk-based capital	130,203	10.67%	73,202	>	6.00	96,077	>	7.875	97,602	>	8.00
Tier 1 leverage	130,203	9.83%	52,961	>	4.00	52,961	>	4.000	66,201	>	5.00
Common equity Tier 1	130,203	10.67%	54,901	>	4.50	77,777	>	6.375	79,302	>	6.50
Community State Bank:
Total risk-based capital	$70,656	11.70%	$48,330	>	8.00%	$59,658	>	9.875%	$60,413	>	10.00%
Tier 1 risk-based capital	65,443	10.83%	36,248	>	6.00	47,575	>	7.875	48,330	>	8.00
Tier 1 leverage	65,443	9.56%	27,384	>	4.00	27,384	>	4.000	34,229	>	5.00
Common equity Tier 1	65,443	10.83%	27,186	>	4.50	38,513	>	6.375	39,268	>	6.50
Rockford Bank & Trust:
Total risk-based capital	$47,697	10.81%	$35,283	>	8.00%	$43,553	>	9.875%	$44,104	>	10.00%
Tier 1 risk-based capital	42,181	9.56%	26,463	>	6.00	34,732	>	7.875	35,283	>	8.00
Tier 1 leverage	42,181	8.90%	18,947	>	4.00	18,947	>	4.000	23,684	>	5.00
Common equity Tier 1	42,181	9.56%	19,847	>	4.50	28,116	>	6.375	28,668	>	6.50

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2017:
Company:
Total risk-based capital	$383,282	11.15%	$275,090	>	8.00%	$318,073	>	9.25%	$343,862	>	10.00%
Tier 1 risk-based capital	348,530	10.14%	206,317	>	6.00	249,300	>	7.25	275,090	>	8.00
Tier 1 leverage	348,530	8.98%	155,256	>	4.00	155,256	>	4.00	194,070	>	5.00
Common equity Tier 1	313,012	9.10%	154,738	>	4.50	197,721	>	5.75	223,510	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$160,112	12.35%	$103,711	>	8.00%	$119,916	>	9.25%	$129,639	>	10.00%
Tier 1 risk-based capital	147,472	11.38%	77,783	>	6.00	93,988	>	7.25	103,711	>	8.00
Tier 1 leverage	147,472	9.52%	61,985	>	4.00	61,985	>	4.00	77,481	>	5.00
Common equity Tier 1	147,472	11.38%	58,337	>	4.50	74,542	>	5.75	84,265	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$138,492	11.88%	$93,272	>	8.00%	$107,846	>	9.25%	$116,590	>	10.00%
Tier 1 risk-based capital	126,601	10.86%	69,954	>	6.00	84,528	>	7.25	93,272	>	8.00
Tier 1 leverage	126,601	11.68%	43,348	>	4.00	43,348	>	4.00	54,185	>	5.00
Common equity Tier 1	126,601	10.86%	52,465	>	4.50	67,039	>	5.75	75,783	>	6.50
Community State Bank:
Total risk-based capital	$66,271	11.71%	$45,293	>	8.00%	$52,370	>	9.25%	$56,616	>	10.00%
Tier 1 risk-based capital	61,941	10.94%	33,970	>	6.00	41,047	>	7.25	45,293	>	8.00
Tier 1 leverage	61,941	9.77%	25,354	>	4.00	25,354	>	4.00	31,693	>	5.00
Common equity Tier 1	61,941	10.94%	25,477	>	4.50	32,554	>	5.75	36,801	>	6.50
Rockford Bank & Trust:
Total risk-based capital	$45,684	11.28%	$32,413	>	8.00%	$37,477	>	9.25%	$40,516	>	10.00%
Tier 1 risk-based capital	40,615	10.02%	24,310	>	6.00	29,374	>	7.25	32,413	>	8.00
Tier 1 leverage	40,615	8.94%	18,177	>	4.00	18,177	>	4.00	22,721	>	5.00
Common equity Tier 1	40,615	10.02%	18,232	>	4.50	23,297	>	5.75	26,335	>	6.50

*     The minimums under Basel III increase by .625% (the capital conservation buffer) annually until 2019. The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Common equity Tier 1).

NOTE 9 – REVENUE RECOGNITION

As of January 1, 2018, the Company adopted ASU 2014‑09 using the modified retrospective approach. The adoption of the guidance had no material impact on the measurement or recognition of revenue as approximately 89% of the Company's revenue (based on 2017 audited financial results) is outside the scope of this guidance; however, additional disclosures have been added in accordance with the ASU. See Note 1 for additional information on this new accounting standard.

Descriptions of our revenue-generating contracts with customers that are within the scope of ASU 2014‑09, which are presented in our income statements as components of non-interest income are as follows:

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

Deposit service fees: The deposit contract obligates the Company to serve as a custodian of the customer's deposited funds and is generally terminable at will by either party. The contract permits the customer to access the funds on deposit and request additional services related to the deposit account. Deposit account related fees, including analysis charges, overdraft/nonsufficient fund charges, service charges, debit card usage fees, overdraft fees and wire transfer fees are within the scope of the guidance; however, revenue recognition practices did not change under the guidance, as deposit agreements are considered day-to-day contracts. Income for deposit accounts is recognized over the statement cycle period (typically on a monthly basis) or at the time the service is provided, if additional services are requested.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

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

NOTE 10 –MERGERS AND ACQUISITIONS

BATES COMPANIES

On March 20, 2018 the Company announced the signing of definitive agreements to acquire the Bates Companies, headquartered in Rockford, Illinois. The acquisition and subsequent merger of the Bates Companies into RB&T will enhance the wealth management services of RB&T by adding approximately $700.0 million of assets under management.

In the acquisition, the Company will acquire 100% of the Bates Companies' outstanding common stock for an aggregate consideration of $3.0 million cash and up to $3.0 million of the Company's common stock. In a private placement exempt from registration with the SEC, the Company expects to issue upon closing of the transaction approximately 21,528 common shares or $1.0 million of Company stock. Assuming all future performance based contingent consideration is realized total stock consideration can reach $3.0 million, which would result in the Company expecting to issue approximately 64,583 common shares based on closing stock price at the date of announcement.

This transaction is subject to regulatory approval and certain closing conditions. The transaction is expected to close early in fourth quarter of 2018.

SPRINGFIELD BANCSHARES, INC.

On July 1, 2018, the Company completed its previously announced merger with Springfield Bancshares, the holding company of SFC Bank, headquartered in Springfield, Missouri. SFC Bank is a Missouri-chartered bank that operates one location in the Springfield, Missouri market.  As a result of the transaction, SFC Bank became the Company’s fifth independent charter.

Stockholders of Springfield Bancshares received 0.3060 shares of the Company’s common stock and $1.50 in cash in exchange for each common share of Springfield Bancshares held.  On June 29, 2018, the last trading date before the closing, the Company’s common stock closed at $47.45, resulting in stock consideration valued at $79.2 million and total consideration paid by the Company of $87.4 million. To help fund the cash portion of the purchase price, on June 29, 2018, the Company borrowed $4.1 million on its existing $10.0 million revolving line of credit.   The Company also borrowed $4.9 million on this same revolving line of credit to fund the repayment of certain debt assumed in the merger, shortly after closing.    This note is included within other borrowings on the June 30, 2018 Consolidated Balance Sheet.  The remaining cash consideration paid to the shareholders of Springfield Bancshares came from operating cash.

As of the merger date, SFC Bank had assets with a historical book value of $573 million, loans with a book value of $487 million, and deposits with a book value of $439 million.  The Company is in the process of determining the fair value of the individual assets and liabilities purchased/assumed, including goodwill and core deposit intangible.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ending June 30, 2018. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. The page locations and specific sections and notes that are referred to are presented in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

QCR Holdings, Inc. is a financial holding company and the parent company of QCBT, CRBT, CSB, RB&T and SFC Bank.

QCBT, CRBT and CSB are Iowa-chartered commercial banks, RB&T is an Illinois-chartered commercial bank and SFC Bank is a Missouri-chartered commercial bank. All are members of the Federal Reserve system with depository accounts insured to the maximum amount permitted by law by the FDIC.

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

•

CSB was acquired by QCR in 2016, as further described in Note 2 to the Consolidated Financial Statements included in the Annual Report on Form 10‑K for the year ended December 31, 2017. CSB provides full-service commercial and consumer banking to the Des Moines, Iowa area and adjacent communities through its 10 offices, including its main office located on North Ankeny Boulevard in Ankeny, Iowa.

•

RB&T commenced operations in January 2005 and provides full-service commercial and consumer banking, and trust and asset management services to Rockford, Illinois and adjacent communities through its main office located on Guilford Road at Alpine Road in Rockford and its branch facility in downtown Rockford.

•

The financial results of SFC Bank are not included in this report because the Company’s acquisition of SFC Bank through merger of Springfield Bancshares, previously the holding company of SFC Bank, into the Company occurred on July 1, 2018.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

EXECUTIVE OVERVIEW

The Company reported net income of $10.4 million and diluted EPS of $0.73 for the quarter ended June 30, 2018. By comparison, for the quarter ended March 31, 2018, the Company reported net income of $10.6 million and diluted EPS of $0.74. For the quarter ended June 30, 2017, the Company reported net income of $8.8 million and diluted EPS of $0.65.  For the six months ended June 30, 2018, the Company reported net income of $21.0 million, and diluted EPS of $1.48.  By comparison, for the six months ended June 30, 2017, the Company reported net income of $18.0 million, and diluted EPS of $1.33.

The second quarter of 2018 was highlighted by several significant items:

•	Net income of $10.4 million, or $0.73 per diluted share;
•	Core net income (non-GAAP) of $10.9 million, or $0.77 per diluted share;
•	Annualized loan and lease growth of 7.8% for the quarter ended and 10.1% year-to-date; and
•	Annualized noninterest income growth of 17.4%.

Following is a table that represents various net income measurements for the Company.

	For the three months ended			For the six months ended
	June 30, 2018	December 31, 2017	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$10,445,385	$9,901,590	$8,766,017	$20,995,346	$17,950,982

Diluted earnings per common share	$0.73	$0.70	$0.65	$1.48	$1.33

Weighted average common and common equivalent shares outstanding	14,232,423	14,193,191	13,516,592	14,219,003	13,502,505

The increase in weighted average common shares outstanding from June 30, 2017 to June 30, 2018 was primarily due to the common stock issued to Guaranty as consideration for the acquisition of Guaranty Bank.

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended			For the six months ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net interest income	$32,084,496	$32,402,918	$28,046,697	$64,487,414	$55,715,580
Provision expense	2,300,735	2,539,839	2,022,993	4,840,574	4,128,102
Noninterest income	8,912,266	8,541,449	6,782,518	17,453,715	14,066,272
Noninterest expense	26,369,823	25,863,497	21,404,629	52,233,320	42,677,746
Federal and state income tax expense	1,880,819	1,991,070	2,635,576	3,871,889	5,025,022
Net income	$10,445,385	$10,549,961	$8,766,017	$20,995,346	$17,950,982

Following are some noteworthy changes in the Company's financial results:

•

Net interest income in the second quarter of 2018 was down 1% compared to the first quarter of 2018.  Net interest income increased 14% compared to the second quarter of 2017 and 16% when comparing the first six months of 2018 to the same period in the prior year.  This increase was primarily due to strong loan and lease growth and the acquisition of Guaranty Bank.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

•

Provision expense in the second quarter of 2018 decreased 9% compared to the first quarter of 2018 and increased 14% from the same period of 2017.  Provision expense increased 17% in the first six months of 2018  from the same period of 2017 and was attributable to both strong loan growth and accounting for acquired loans.  As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance.

•

Noninterest income in the second quarter of 2018 increased 4% compared to the first quarter of 2018, primarily due to higher swap fee income. Noninterest income in the second quarter of 2018 increased 31% from the second quarter of 2017 and 24% when comparing the first six months of 2018 to the same period in the prior year.  This increase was primarily attributable to higher swap fee income, as well as solid growth in wealth management fee income and the acquisition of Guaranty Bank.

•

Noninterest expense increased 2% from the first quarter of 2018. Noninterest expense increased 23% from the second quarter of 2017 and 22% when comparing the first six months of 2018 to the same period in the prior year which was primarily due to the acquisition of Guaranty Bank.

•

Federal and state income tax expense in the second quarter of 2018 decreased 6% compared to the first quarter of 2018. Federal and state income tax expense in the second quarter of 2018 decreased 29% compared to the second quarter of 2017 and decreased 23% when comparing the first six months of 2018 to the same period in the prior year primarily due to a lower federal tax rate. See the “Income Taxes” section of this Report for additional details.

LONG-TERM FINANCIAL GOALS

As previously stated, the Company has established certain financial goals by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company's ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10‑K for the year ended December 31, 2017. The Company's long-term financial goals are as follows:

•	Improve balance sheet efficiency by maintaining a gross loans and leases to total assets ratio in the range of 73 – 78%;
•	Improve profitability (measured by NIM and ROAA);
•	Improve asset quality by reducing NPAs to total assets to below 0.75% and maintain charge-offs as a percentage of average loans/leases of under 0.25% annually;
•	Maintain reliance on wholesale funding at less than 15% of total assets;
•	Grow noninterest bearing deposits to more than 30% of total assets;
•	Continue to focus on generating gains on sales of government guaranteed portions of loans and swap fee income to more than $4 million annually; and
•	Grow wealth management segment net income by 10% annually.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table shows the evaluation of the Company's long-term financial goals.

			For the Quarter Ending
Goal	Key Metric	Target**	June 30, 2018		March 31, 2018		June 30, 2017
Balance sheet efficiency	Gross loans and leases to total assets	73% - 78%	76%		76%		74%
	NIM TEY (non-GAAP)*	> 3.65%	3.52%		3.64%		3.81%
Profitability	ROAA	> 1.10%	1.03%		1.06%		1.04%
	Core ROAA (non-GAAP)*	> 1.10%	1.08%		1.06%		1.04%
Asset quality	NPAs to total assets	< 0.75%	0.65%		0.77%		0.75%
	Net charge-offs to average loans and leases***	< 0.25% annually	0.11%		0.05%		0.13%
Reliance on wholesale funding	Wholesale funding to total assets****	< 15%	13%		14%		10%
Funding mix	Noninterest bearing deposits as a percentage of total assets	> 30%	18%		19%		22%
Consistent, high quality noninterest income revenue streams	Gains on sales of government guaranteed portions of loans and swap fee income***	> $4 million annually	$5.9	million	$5.3	million	$3.0	million
	Grow wealth management segment net income***	> 10% annually	54%		37%		22%

*       See “GAAP to Non-GAAP” reconciliations section.

**     Targets will be re-evaluated and adjusted as appropriate.

***   Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period, that are then annualized for comparison.

**** Wholesale funding to total assets is calculated by dividing total borrowings and brokered deposits by total assets.

STRATEGIC DEVELOPMENTS

The Company took the following actions during the second quarter of 2018 to support its corporate strategy and the long-term financial goals shown above.

•

The Company grew loans and leases in the second quarter of 2018 by 7.8% on an annualized basis. Strong loan and lease growth for the remainder of the year will help keep the Company's loan and leases to asset ratio within the targeted range of 73‑78%.

•

The Company has participated, and intends to continue to participate, in a prudent manner as an acquirer in the consolidation taking place in our markets to continue to grow EPS, further boost ROAA and improve the Company's efficiency ratio. The Company announced in March 2018 the signing of definitive agreements to acquire and merge the Bates Companies into RB&T. The Company announced in July 2018 the completion of the merger of Springfield Bancshares. See Note 10 to the Consolidated Financial Statements for additional details about these strategic transactions.

•

The Company has continued to focus on lowering the NPAs to total assets ratio. This ratio decreased by 12 basis points to 0.65%, compared to the first quarter 2018. This decrease was primarily due to the upgrade of one large credit that was taken out of TDR status. The Company remains committed to improving asset quality ratios in 2018 and beyond.

•

Management has continued to focus on reducing the Company's reliance on wholesale funding. Core deposit growth in the second quarter of 2018 allowed wholesale funding to decrease 1%. Management continues to prioritize core deposit growth through a variety of strategies including growth in correspondent banking.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

•

Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the three states currently served – Iowa, Illinois and Wisconsin - and to expand into the Missouri market. The Company acts as the correspondent bank for 192 downstream banks with average total noninterest bearing deposits of $215.3 million that hadaverage total interest bearing deposits of $208.3 million during the first six months of 2018. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.

•

SBA and USDA lending is a specialty lending area on which the Company has focused. Once these loans are originated, the government-guaranteed portion of the loan can be sold to the secondary market for premiums.

•

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

•

Wealth management is another core line of business for the Company and includes a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of June 30, 2018, the Company had $2.72 billion of total financial assets in trust (and related) accounts and $1.05 billion of total financial assets in brokerage (and related) accounts. Continued growth in assets under management will help drive trust and investment advisory fees. The Company offers trust and investment advisory services to the correspondent banks that it serves. As management continues to focus on growing wealth management fee income, expanding market share will continue to be a primary strategy, both through organic growth as well as the acquisition of managed assets. The Company announced in March 2018 the signing of definitive agreements to acquire and merge the Bates Companies into RB&T. The acquisition and subsequent merger of the Bates Companies into RB&T will add approximately $700 million of assets under management.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “core net income”, “core net income attributable to QCR Holdings, Inc. common stockholders”, “core EPS”, “core ROAA”, “NIM (TEY)”, and “efficiency ratio”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

•	TCE/TA ratio (non-GAAP) is reconciled to stockholders' equity and total assets;
•	Core net income, core net income attributable to QCR Holdings, Inc. common stockholders, core EPS and core ROAA (all non-GAAP measures) are reconciled to net income;
•	NIM (TEY) (non-GAAP) is reconciled to NIM; and
•	Efficiency ratio (non-GAAP) is reconciled to noninterest expense, net interest income and noninterest income.

The TCE/TA non-GAAP ratio has been a focus for investors and management believes that this ratio may assist investors in analyzing the Company's capital position without regard to the effects of intangible assets.

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

NIM (TEY) is a financial measure that the Company's management utilizes to take into account the tax benefit associated with certain tax-exempt loans and securities. It is standard industry practice to measure net interest margin using tax-equivalent measures.

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

	As of
GAAP TO NON-GAAP	June 30,	March 31,	December 31,	September 30,	June 30,
RECONCILIATIONS	2018	2018	2017	2017	2017
	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$369,588	$360,428	$353,287	$313,039	$305,083
Less: Intangible assets	36,561	37,108	37,413	19,800	20,030
TCE (non-GAAP)	$333,027	$323,320	$315,874	$293,239	$285,053

Total assets (GAAP)	$4,106,883	$4,026,314	$3,982,665	$3,550,463	$3,457,187
Less: Intangible assets	36,561	37,108	37,413	19,800	20,030
TA (non-GAAP)	$4,070,322	$3,989,206	$3,945,252	$3,530,663	$3,437,157

TCE/TA ratio (non-GAAP)	8.18%	8.10%	8.01%	8.31%	8.29%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	For the Quarter Ended			For the Six Months Ended
	June 30,	March 31,	December 31,	June 30,	June 30,
	2018	2018	2017	2018	2017
	(dollars in thousands,except per share data)
CORE NET INCOME
Net income (GAAP)	$10,445	$10,550	$9,902	$20,995	$17,951
Less nonrecurring items (post-tax) (*):
Income:
Securities gains, net	$—	$—	$(41)	$—	$25
Total nonrecurring income (non-GAAP)	$—	$—	$(41)	$—	$25
Expense:
Acquisition costs	$327	$73	$430	$400	$—
Post-acquisition compensation, transition and integration costs	130	—	2,462	130	—
Total nonrecurring expense (non-GAAP)	$457	$73	$2,892	$530	$—

Adjustment of tax expense related to the Tax Act	$—	$—	$2,919	$—	$—

Core net income (non-GAAP)	$10,902	$10,623	$9,916	$21,525	$17,926

CORE EPS
Core net income (non-GAAP) (from above)	$10,902	$10,623	$9,916	$21,525	$17,926

Weighted average common shares outstanding	13,919,565	13,888,661	13,845,497	13,904,113	13,151,833
Weighted average common and common equivalent shares outstanding	14,232,423	14,205,584	14,193,191	14,219,003	13,502,505

Core EPS (non-GAAP):
Basic	$0.78	$0.76	$0.72	$1.55	$1.36
Diluted	$0.77	$0.75	$0.70	$1.51	$1.33

CORE ROAA
Core net income (non-GAAP) (from above)	$10,902	$10,623	$9,916	$21,525	$17,926

Average Assets	$4,053,684	$3,994,691	$3,923,337	$4,024,188	$3,326,454

Core ROAA (annualized) (non-GAAP)	1.08%	1.06%	1.01%	1.07%	1.08%

NIM (TEY)*
Net interest income (GAAP)	$32,085	$32,403	$31,793	$64,488	$55,716
Plus: Taxequivalent adjustment	1,462	1,353	2,585	2,815	4,218
Net interest income - taxequivalent (non-GAAP)	$33,547	$33,756	$34,378	$67,303	$59,934

Average earning assets	$3,820,333	$3,759,475	$3,699,193	$3,789,905	$3,128,569

NIM (GAAP)	3.37%	3.50%	3.41%	3.43%	3.59%
NIM (TEY) (non-GAAP)	3.52%	3.64%	3.69%	3.58%	3.86%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$26,370	$25,863	$31,351	$52,234	$42,678

Net interest income (GAAP)	$32,085	$32,403	$31,793	$64,488	$55,716
Noninterest income (GAAP)	8,912	8,541	9,714	17,454	14,066
Total income	$40,997	$40,944	$41,507	$81,942	$69,782

Efficiency ratio (noninterest expense/total income) (non-GAAP)	64.32%	63.17%	75.53%	63.75%	61.16%

*     Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 35% for periods prior to March 31, 2018 and 21% for periods including and after March 31, 2018.

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

As part of the Tax Act, the Company's federal income tax rate was reduced from 35% down to 21% effective January 1, 2018. In order to compare periods before and after the effective date of the Tax Act, it's important to note the difference in the federal income tax rate and the impact on the Company's tax exempt earning assets (loans and securities) and the related tax equivalent yield reporting.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net interest income, on a tax equivalent basis, increased 11% to $33.5 million for the quarter ended June 30, 2018, compared to the same quarter of the prior year, and increased 12% to $67.3 million for the six months ended June 30, 2018 compared to the same period of the prior year. Excluding the tax equivalent adjustments, net interest income increased 14% for the quarter ended June 30, 2018 compared to the same quarter of the prior year, and increased 16%  for the six months ended June 30, 2018 compared to the same period of the prior year. Net interest income improved due to several factors:

•	Organic loan and lease growth has been strong over the past 12 months pushing loans/leases up to 76% of total assets;
•	The acquisition of Guaranty Bank in the fourth quarter of 2017, whose strong NIM has contributed to the Company's results; and
•

The Company's continued strategy to redeploy funds from the lower yielding taxable securities portfolio into higher yielding loans and municipal bonds, especially with the Company's most recent acquisitions of CSB and Guaranty Bank.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis			GAAP
	For the Quarter Ended			For the Quarter Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2018	2018	2017	2018	2018	2017
Average Yield on Interest-Earning Assets	4.44%	4.41%	4.37%	4.28%	4.27%	4.09%
Average Cost of Interest-Bearing Liabilities	1.21%	1.03%	0.77%	1.21%	1.03%	0.77%
Net Interest Spread	3.23%	3.38%	3.60%	3.07%	3.24%	3.32%
NIM	3.52%	3.64%	3.81%	3.37%	3.50%	3.54%
NIM Excluding Acquisition Accounting Net Accretion	3.46%	3.56%	3.61%	3.31%	3.42%	3.34%

	Tax Equivalent Basis		GAAP
	For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Average Yield on Interest-Earning Assets	4.42%	4.38%	4.28%	4.11%
Average Cost of Interest-Bearing Liabilities	1.13%	0.73%	1.13%	0.73%
Net Interest Spread	3.29%	3.65%	3.15%	3.38%
NIM	3.58%	3.86%	3.43%	3.59%
NIM Excluding Acquisition Accounting Net Accretion	3.51%	3.63%	3.37%	3.36%

Acquisition accounting net accretion can fluctuate depending on the payoff activity of the acquired loans. In evaluating net interest income and NIM, it's important to understand the impact of acquisition accounting net accretion when comparing periods. The above table reports NIM with and without the acquisition accounting net accretion to allow for more appropriate comparisons.  A comparison of acquisition accounting net accretion included in NIM is as follows:

	For the Quarter Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2018	2018	2017	2018	2017
	dollars in thousands
Acquisition Accounting Net Accretion in NIM	$545	$699	$1,553	$1,244	$3,584

NIM on a tax equivalent basis was down 12 basis points on a linked quarter basis.  .  Excluding acquisition accounting net accretion, NIM was down 10 basis points on a linked quarter basis.  This margin compression was primarily due to the following:

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

•	Increases in the cost of funds due to both mix and rate as the Company continues to grow larger commercial and public deposits which tend to have higher interest rate sensitivity;
•

In the first quarter of 2018, the Company recognized elevated loan origination fee income through NIM for select commercial loans which contributed to approximately five basis points of the core NIM decline;

•

With the flat yield curve and continued competition in our markets, loan pricing continues to be pressured.  The Company had success in widening spreads as core loan yields increased 13 basis points on linked quarter basis; however, the pace and magnitude of the widening has been offset by the increasing cost of funds;

•	The majority of the Company’s earning asset growth in the second quarter of 2018 occurred at the end of the quarter.

The Company's management closely monitors and manages NIM. From a profitability standpoint, an important challenge for the Company's subsidiary banks and leasing company is focusing on quality growth in conjunction with  the improvement of their NIMs. Management continually addresses this issue with pricing and other balance sheet management strategies which included better loan pricing, reducing reliance on very rate-sensitive funding, closely managing deposit rate increases and finding additional ways to manage cost of funds through derivatives.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company's average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended June 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$18,561	$61	1.32%	$18,742	$38	0.81%
Interest-bearing deposits at financial institutions	54,879	228	1.67%	86,236	220	1.02%
Investment securities (1)	648,276	5,752	3.56%	573,747	5,384	3.76%
Restricted investment securities	21,100	212	4.03%	13,226	132	4.00%
Gross loans/leases receivable (1) (2) (3)	3,077,517	36,008	4.69%	2,488,828	28,881	4.65%
Total interest earning assets	$3,820,333	$42,261	4.44%	$3,180,779	$34,655	4.37%

Noninterest-earning assets:
Cash and due from banks	$68,266			$63,526
Premises and equipment	63,665			61,327
Less allowance	(36,960)			(32,361)
Other	138,380			104,924
Total assets	$4,053,684			$3,378,195

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$1,919,406	4,089	0.85%	$1,566,106	1,835	0.47%
Time deposits	665,643	2,439	1.47%	527,719	1,156	0.88%
Short-term borrowings	19,024	63	1.33%	17,936	19	0.42%
FHLB advances	174,826	882	2.02%	76,739	354	1.85%
Other borrowings	67,044	733	4.39%	72,000	696	3.88%
Junior subordinated debentures	37,558	508	5.43%	33,530	347	4.15%
Total interest-bearing liabilities	$2,883,501	$8,714	1.21%	$2,294,030	$4,407	0.77%

Noninterest-bearing demand deposits	$757,954			$741,886
Other noninterest-bearing liabilities	47,198			41,411
Total liabilities	$3,688,653			$3,077,327

Stockholders' equity	365,031			300,868
Total liabilities and stockholders' equity	$4,053,684			$3,378,195
Net interest income		$33,547			$30,248
Net interest spread			3.23%			3.60%
Net interest margin			3.52%			3.81%
Ratio of average interest-earning assets to average interest-bearing liabilities	132.49%			138.65%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Analysis of Changes of Interest Income/Interest Expense

For the three months ended June 30, 2018

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2018 vs. 2017
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$23	$25	$(2)
Interest-bearing deposits at financial institutions	8	412	(404)
Investment securities (2)	368	(1,549)	1,917
Restricted investment securities	80	1	79
Gross loans/leases receivable (2) (3) (4)	7,127	241	6,886
Total change in interest income	$7,606	$(870)	$8,476
INTEREST EXPENSE
Interest-bearing deposits	$2,254	$1,767	$487
Time deposits	1,283	924	359
Short-term borrowings	44	43	1
Federal Home Loan Bank advances	528	36	492
Other borrowings	37	276	(239)
Junior subordinated debentures	161	116	45
Total change in interest expense	$4,307	$3,162	$1,145
Total change in net interest income	$3,299	$(4,032)	$7,331

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	For the six months ended June 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

ASSETS
Interest earning assets:
Federal funds sold	$19,132	$118	1.24%	$14,917	$53	0.72%
Interest-bearing deposits at financial institutions	52,205	425	1.64	89,394	418	0.94%
Investment securities (1)	648,656	11,418	3.55	567,101	10,543	3.75%
Restricted investment securities	21,465	446	4.19	13,549	262	3.90%
Gross loans/leases receivable (1) (2) (3)	3,048,447	70,753	4.68	2,443,608	56,741	4.68%
Total interest earning assets	$3,789,905	83,160	4.42	$3,128,569	68,017	4.38%

Noninterest-earning assets:
Cash and due from banks	$67,745			$64,409
Premises and equipment, net	63,530			61,152
Less allowance for estimated losses on loans/leases	(36,048)			(31,930)
Other	139,057			104,256
Total assets	$4,024,189			$3,326,456

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,873,817	7,109	0.77%	$1,486,876	2,974	0.40%
Time deposits	641,152	4,301	1.35	519,419	2,249	0.87%
Short-term borrowings	18,148	95	1.06	21,562	43	0.40%
Federal Home Loan Bank advances	205,758	1,946	1.91	95,548	758	1.60%
Other borrowings	65,862	1,451	4.44	73,381	1,379	3.79%
Junior subordinated debentures	37,534	955	5.13	33,514	680	4.09%
Total interest-bearing liabilities	$2,842,271	15,857	1.13	$2,230,300	8,083	0.73%

Noninterest-bearing demand deposits	$776,314			$757,566
Other noninterest-bearing liabilities	44,826			42,704
Total liabilities	$3,663,411			$3,030,569

Stockholders' equity	360,778			295,887
Total liabilities and stockholders' equity	$4,024,189			$3,326,456
Net interest income		$67,303			$59,934
Net interest spread			3.29%			3.65%
Net interest margin			3.58%			3.86%
Ratio of average interest earning assets to average interest-bearing liabilities	133.34%			140.28%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Analysis of Changes of Interest Income/Interest Expense
For the six months ended June 30, 2018

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2018 vs. 2017
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$65	$47	$18
Interest-bearing deposits at other financial institutions	7	454	(447)
Investment securities (2)	875	(1,414)	2,289
Restricted investment securities	184	21	163
Gross loans/leases receivable (2) (3) (4)	14,012	(80)	14,092
Total change in interest income	$15,143	$(972)	$16,115
INTEREST EXPENSE
Interest-bearing demand deposits	$4,135	$3,205	$930
Time deposits	2,052	1,438	614
Short-term borrowings	52	73	(21)
Federal Home Loan Bank advances	1,188	170	1,018
Other borrowings	72	403	(331)
Junior subordinated debentures	275	(40)	315
Total change in interest expense	$7,774	$5,249	$2,525
Total change in net interest income	$7,369	$(6,221)	$13,590

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

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in accordance with GAAP. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Certain critical accounting policies are described below.

ALLOWANCE FOR LOAN AND LEASE LOSSES

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan and lease losses.

The Company's allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in NPLs, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers' sensitivity to interest rate movements.

Qualitative factors include management's view regarding the general economic environment in the Company's markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries. Size and

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

complexity of individual credits in relation to loan/lease structures, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.

Management may report a materially different amount for the provision in the statement of income to change the allowance if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the section entitled “Financial Condition” of this Management's Discussion and Analysis that discusses the allowance.

Although management believes the level of the allowance as of June 30, 2018 was adequate to absorb losses in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased 26%, comparing the second quarter of 2018 to the same period of 2017 and comparing the first half of 2018 to the same period of 2017. This increase was primarily the result of strong organic loan growth, the acquisition of Guaranty Bank, and improved pricing with the rising rate environment.  Although the latter has been less than the Company would like due to competitive pressures and the flat yield cureve, the Company is focused on growing loans at higher rates with widening spreads to more than effect the rising cost of funds

Overall, the Company's average earning assets increased 20%, comparing the second quarter of 2018 to the second quarter of 2017. During the same time period, average gross loans and leases increased 24%, while average investment securities increased 13% with a portion being private placement tax-exempt municipal securities.  Average earning assets increased 21%, comparing the first half of 2018 to the same period of 2017.  Average gross loans and leases increased 25% and average investment securities increased 14%, comparing the first half of 2018 to the same period to 2017. These increases were also the result of strong loan growth and the acquisition of Guaranty Bank.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the second quarter of 2018 increased 98% from the second quarter of 2017 and increased 96%, comparing the first half of 2018 to the same period of 2017. The acquisition of Guaranty Bank contributed to this increase as we added over $200MM in deposits.  Additionally, as the Company has grown organically at a significant pace over the past several years, the loan growth has been funded in larger part by bigger depositor relationships with higher rate sensitivity and many of those relationships which have pricing tied to a certain index.  As a result, the cost of these funds is higher than the rest of the Company’s core deposit portfolio, and the cost rises at a higher rate (beta) as market interest rates rise which has been the case over the past several quarters.  The beta on the balance of the Company’s core deposit portfolio has performed well and is much lower than the beta on these relationships with pricing tied to a certain index.  Additionally, the loan growth has outpaced deposit growth, short-term borrowings have increased to fill in the funding gap and the cost of these funds has increased with the rising rate environment.

The Company's management intends to continue to shift the mix of funding from wholesale funds to well-priced core deposits, including noninterest-bearing deposits. Continuing this trend is expected to strengthen the Company's franchise value, reduce funding costs, and increase fee income opportunities through deposit service charges.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

PROVISION FOR LOAN/LEASE LOSSES

The provision is established based on a number of factors, including the Company's historical loss experience, delinquencies and charge-off trends, the local and national economy and risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company's provision totaled $2.3 million for the second quarter of 2018, which was an increase of $278 thousand or 14% from the same quarter of the prior year.   Provision for the first six months of the year totaled $4.8 million, which was up $712 thousand or 17%, compared to the first six months of 2017.  The increase from the second quarter of 2017 to the second quarter of 2018 was primarily attributable to loan growth and the accounting for the loans acquired through the acquisitions of CSB and Guaranty Bank. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance through provision. This provision, when coupled with net charge-offs of $1.7 million for the first six months of 2018, increased the Company's allowance to $37.5 million at June 30, 2018. As of June 30, 2018, the Company's allowance to total loans/leases was 1.21%, which was relatively flat from 1.20% at March 31, 2018 and down from 1.31% at June 30, 2017.

In accordance with GAAP for business combination accounting, acquired loans are recorded at fair value; therefore, no allowance is associated with such loans at acquisition. Management continues to evaluate the allowance needed on acquired loans factoring in the net remaining discount ($6.6 million and $6.3 million at June 30, 2018 and June 30, 2017, respectively). When factoring this remaining discount into the Company's allowance to total loans and leases calculation, the Company's allowance as a percentage of total loans and leases increases from 1.21% to 1.42% as of June 30, 2018 and increases from 1.31% to 1.55% as of June 30, 2017.

A more detailed discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

NONINTEREST INCOME

	Three Months Ended
	June 30,	June 30,
	2018	2017	$ Change	% Change
Trust department fees	$2,057,987	$1,692,001	$365,986	21.6%
Investment advisory and management fees	1,057,666	868,835	188,831	21.7
Deposit service fees	1,610,403	1,458,359	152,044	10.4
Gains on sales of residential real estate loans, net	101,772	112,628	(10,856)	(9.6)
Gains on sales of government guaranteed portions of loans, net	—	87,053	(87,053)	(100.0)
Swap fee income	1,648,885	327,577	1,321,308	403.4
Securities gains, net	—	38,464	(38,464)	(100.0)
Earnings on bank-owned life insurance	399,273	459,359	(60,086)	(13.1)
Debit card fees	844,286	743,521	100,765	13.6
Correspondent banking fees	212,530	200,057	12,473	6.2
Other	979,464	794,664	184,800	23.3
Total noninterest income	$8,912,266	$6,782,518	$2,129,748	31.4%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Six Months Ended
	June 30,	June 30,
	2018	2017	$ Change	% Change
Trust department fees	$4,295,068	$3,432,208	$862,860	25.1%
Investment advisory and management fees	2,010,010	1,830,434	179,576	9.8
Deposit service fees	3,141,856	2,774,749	367,107	13.2
Gains on sales of residential real estate loans, net	202,587	208,951	(6,364)	(3.0)
Gains on sales of government guaranteed portions of loans, net	358,434	1,037,694	(679,260)	(65.5)
Swap fee income	2,607,579	441,097	2,166,482	491.2
Securities gains, net	—	38,464	(38,464)	(100.0)
Earnings on bank-owned life insurance	817,260	929,046	(111,786)	(12.0)
Debit card fees	1,610,394	1,446,322	164,072	11.3
Correspondent banking fees	477,357	445,246	32,111	7.2
Other	1,933,170	1,482,061	451,109	30.4
Total noninterest income	$17,453,715	$14,066,272	$3,387,443	24.1%

In recent years, the Company has been successful in expanding its wealth management customer base. Trust department fees continue to be a significant contributor to noninterest income and, due to favorable market conditions in early 2018 coupled with strong growth in assets under management, trust department fees increased 22%, comparing the second quarter of 2018 to the same period of the prior year. Trust department fees increased 25% when comparing the first half of 2018 to the same period of the prior year.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts. Additionally, the Company started offering trust operations services to correspondent banks.

Investment advisory and management fees increased 22%, comparing the second quarter of 2018 to the same period of the prior year, and they increased 10% when comparing the first half of 2018 to the first half of 2017. Management has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company's Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as the leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, these fees are largely determined based on the value of the investments managed. The Company announced in March 2018 the signing of definitive agreements to acquire and merge the Bates Companies into RB&T. The acquisition and subsequent merger of the Bates Companies into RB&T will add approximately $700 million of assets under management.  This acquisition is expected to close early in the fourth quarter of 2018.

Deposit service fees expanded 10% comparing the second quarter of 2018 to the same period of the prior year and expanded 13% when comparing the first half of 2018 to the same period of the prior year. This increase was primarily the result of the growth in deposits due to the acquisition of Guaranty Bank. Additionally, the Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans decreased 10% when comparing the second quarter of 2018 to the same period of the prior year and decreased 3% when comparing the first half of 2018 to the same period of the prior year. Overall, with the continued low interest rate environment, refinancing activity has slowed, as many of the Company's existing and prospective customers have already executed a refinancing. Therefore, this area has generally become a smaller contributor to overall noninterest income.

The Company's gains on the sale of government-guaranteed portions of loans for the second quarter of 2018 decreased 100% compared to the second quarter of 2017 and decreased 66% when comparing the first half of 2018 to the same period

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

of the prior year. Given the nature of these gains, large fluctuations can occur from quarter-to-quarter and year-to-year. As one of its core strategies, the Company continues to leverage its expertise by taking advantage of programs offered by the SBA and the USDA. In the past several years, the Company's portfolio of government-guaranteed loans has grown as a direct result of the Company's strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company's portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing.  Recently, competitors have been offering SBA loan candidates traditional financing without the guarantee and the Company is not willing to relax structure for those lending opportunities.

As a result of the continued relatively low interest rate environment including a flat yield curve, the Company was able to execute numerous interest rate swaps on select commercial loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from quarter to quarter. Swap fee income totaled $1.6 million for the second quarter of 2018, compared to $328 thousand for the second quarter of 2017. Swap fee income totaled $2.6 million for the first half of 2018 compared to $441 thousand in the first half of 2017.  Future levels of swap fee income are also dependent upon prevailing interest rates.

Earnings on BOLI decreased 13% comparing the second quarter of 2018 to the first quarter of 2018 and decreased 12% comparing the first half of 2018 to the first half of 2017.  There were no purchases of BOLI within the last 12 months. Notably, a small portion of the Company's BOLI is variable rate whereby the returns are determined by the performance of the equity market. Equity market performance accounted for the majority of the decrease in earnings on BOLI. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 14% comparing the second quarter of 2018 to the second quarter of the prior year and increased 11% comparing the first half of 2018 to the first half of 2017. This increase was primarily related to the acquisition of Guaranty Bank in the fourth quarter of 2017. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a retail deposit product with a higher interest rate that incentivizes debit card activity, which has been taken advantage of by the Company's customers.

Correspondent banking fees increased 6% comparing the second quarter of 2018 to the second quarter of the prior year and increased 7% comparing the first half of 2018 to the first half of 2017. Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income.   The Company now serves approximately 192 banks in Iowa, Illinois and Wisconsin.

Other noninterest income increased 23% comparing the second quarter of 2018 to the second quarter of the prior year and increased 30% comparing the first half of 2018 to the first half of 2017.  These increases were primarily driven by fluctuations in net gains recognized on the disposal of leased assets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended
	June 30,	June 30,
	2018	2017	$ Change	% Change
Salaries and employee benefits	$15,804,016	$12,930,944	$2,873,072	22.2%
Occupancy and equipment expense	3,132,658	2,698,336	434,322	16.1
Professional and data processing fees	2,771,223	2,340,699	430,524	18.4
Acquisition costs	413,602	—	413,602	100.0
Post-acquisition compensation, transition and integration costs	165,314	—	165,314	100.0
FDIC insurance, other insurance and regulatory fees	840,458	645,277	195,181	30.2
Loan/lease expense	260,089	260,284	(195)	(0.1)
Net cost of (income from) operations of other real estate	(70,190)	27,957	(98,147)	(351.1)
Advertising and marketing	753,084	567,588	185,496	32.7
Bank service charges	466,091	447,445	18,646	4.2
Correspondent banking expense	204,337	201,693	2,644	1.3
CDI amortization expense	304,551	230,867	73,684	31.9
Other	1,324,590	1,053,539	271,051	25.7
Total noninterest expense	$26,369,823	$21,404,629	$4,965,194	23.2%

	Six Months Ended
	June 30,	June 30,
	2018	2017	$ Change	% Change
Salaries and employee benefits	$31,781,991	$26,238,275	$5,543,716	21.1%
Occupancy and equipment expense	6,198,469	5,200,555	997,914	19.2
Professional and data processing fees	5,478,939	4,424,091	1,054,848	23.8
Acquisition costs	506,141	—	506,141	100.0
Post-acquisition compensation, transition and integration costs	165,314	—	165,314	100.0
FDIC insurance, other insurance and regulatory fees	1,596,669	1,266,519	330,150	26.1
Loan/lease expense	550,836	553,822	(2,986)	(0.5)
Net cost of operations of other real estate	61,552	42,187	19,365	45.9
Advertising and marketing	1,446,323	1,177,019	269,304	22.9
Bank service charges	906,662	871,346	35,316	4.1
Correspondent banking expense	409,091	400,044	9,047	2.3
CDI amortization	609,102	461,733	147,369	31.9
Other	2,522,231	2,042,155	480,076	23.5
Total noninterest expense	$52,233,320	$42,677,746	$9,555,574	22.4%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency. One-time charges relating to acquisitions are expected to impact expense throughout 2018.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the second quarter of 2017 to the second quarter of 2018 by 22%.   This line item also increased 21% when comparing the first half of 2018 to the first half of 2017. This increase was primarily related to new hires, merit increases and the addition of the Guaranty Bank employees. To help support recent and expected growth, the Company is adding to operational infrastructure and investing in additional staffing both at the corporate level and at some of the bank charters.  Some of these hires are opportunistic, as the Company takes advantage of strong talent in the marketplace as a result of ongoing industry consolidation.

Occupancy and equipment expense increased 16%, comparing the second quarter of 2018 to the same period of the prior year and increased 19% comparing the first half of 2018 to the same period of the prior year. The increased expense was primarily due to the addition of Guaranty Bank.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Professional and data processing fees increased 18%, comparing the second quarter of 2018 to the same period in 2017 and increased 24% comparing the first half of 2018 to the same period of the prior year. This increased expense was partially due to the addition of Guaranty Bank. Additionally, legal expense was also elevated due to a legal matter at RB&T where two employees have been charged with wrongdoing in connection with an SBA loan application. The Company anticipates these legal expenses will continue to increase until the court proceedings are completed, which the Company expects to be in late 2018. Neither RB&T nor the Company have been charged in the case. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing one-time costs and driving recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

Acquisition costs totaled $413 thousand for the second quarter of 2018 and $506 thousand for the first half of 2018. There were no acquisition costs in the first half of 2017.  These costs were comprised primarily of legal, accounting and investment banking costs related to the acquisitions described in Note 10 to the Consolidated Financial Statements.

Post-acquisition costs totaled $165 thousand for the second quarter of 2018 and for the first half of 2018.  These costs were comprised primarily of personnel costs, IT integration, and data conversion costs related to acquisitions.

FDIC insurance, other insurance and regulatory fee expense increased 30%, comparing the second quarter of 2018 to the second quarter of 2017 and increased 26% comparing the first half of 2018 to the same period of the prior year. The increase in expense was due to the acquisition of Guaranty Bank.

Loan/lease expense remained flat when comparing the second quarter of 2018 to the same quarter of 2017 as well as when comparing the first half of 2018 to the same period of the prior year. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of/income from operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net income from operations of other real estate totaled $70 thousand for the second quarter of 2018, compared to net costs of operations of $28 thousand for the second quarter of 2017.  Net cost of operations of other real estate totaled $62 thousand for the first half of 2018 compared to $42 thousand for the same period of the prior year.

Advertising and marketing expense increased 33%, comparing the second quarter of 2018 to the second quarter of 2017 and increased 23% comparing the first half of 2018 to the same period of the prior year. The increase in expense was primarily due to the addition of Guaranty Bank.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 4% from the second quarter of 2017 to the second quarter of 2018 and increased 4%, comparing the first half of 2018 to the same period of the prior year.  The increase was due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio. As transactions volumes continue to increase and the number of correspondent banking clients increases, the associated expenses will also increase.

Correspondent banking expense increased 1% when comparing the second quarter of 2018 to the second quarter of 2017 and increased 2% when comparing the first half of 2018 to the same period of the prior year.  The increase was due to both increases in volume and in the number of correspondent banking clients. These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

CDI amortization expense increased 32% when comparing the second quarter of 2018 to the second quarter of 2017 and  when comparing the first half of 2018 to the same period of the prior year. The increase was due to the acquisition of Guaranty Bank.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other noninterest expense was up 26% when comparing the second quarter of 2018 to the second quarter of 2017 and increased 24% when comparing the first half of 2018 to the same period of the prior year. Included in other noninterest expense are items such as subscriptions, sales and use tax and expenses related to wealth management. A portion of this increase is related to the addition of Guaranty Bank.

INCOME TAXES

In the second quarter of 2018, the Company incurred income tax expense of $1.9 million. During the first half of the year, the Company incurred income tax expense of $3.9 million.  Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income
Computed "expected" tax expense	$2,588,503	21.0%	$3,990,557	35.0%	$5,222,119	21.0%	$8,041,601	35.0%
Tax exempt income, net	(956,089)	(7.8)	(1,433,903)	(12.6)	(1,899,190)	(7.6)	(2,739,330)	(11.9)
Bank-owned life insurance	(83,848)	(0.7)	(160,775)	(1.4)	(171,625)	(0.7)	(325,166)	(1.4)
State income taxes, net of federal benefit, current year	557,656	4.5	394,410	3.5	1,109,124	4.5	802,735	3.5
Excess tax benefit on stock options exercised and restricted stock awards vested	(200,644)	(1.6)	(89,545)	(0.8)	(333,005)	(1.3)	(622,867)	(2.7)
Other	(24,759)	(0.1)	(65,168)	(0.6)	(55,534)	(0.3)	(131,951)	(0.6)
Federal and state income tax expense	$1,880,819	15.3%	$2,635,576	23.1%	$3,871,889	15.6%	$5,025,022	21.9%

The effective tax rate for the quarter ended June 30, 2018 was 15.3% which was a 7.8% decrease from the effective tax rate of 23.1% for the quarter ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 was 15.6%, which was a decrease over the effective tax rate of 21.9% for the six months ended June 30, 2017.  The Tax Act was enacted on December 22, 2017 and was effective January 1, 2018 reducing the federal corporate tax rate from 35% to 21%.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company's balance sheet.

	As of
	June 30, 2018		March 31, 2018		December 31, 2017		June 30, 2017
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%
Cash and due from banks	$69,069	2%	$61,846	2%	$75,722	2%	$77,161	2%
Federal funds sold and interest-bearing deposits	51,667	1%	59,557	1%	85,962	2%	72,354	2%
Securities	657,997	16%	638,229	16%	652,382	16%	593,485	17%
Net loans/leases	3,077,247	75%	3,018,370	75%	2,930,130	74%	2,520,209	73%
Other assets	250,903	6%	248,312	6%	238,469	6%	193,978	6%
Total assets	$4,106,883	100%	$4,026,314	100%	$3,982,665	100%	$3,457,187	100%

Total deposits	$3,298,276	81%	$3,280,001	82%	$3,266,655	82%	$2,870,234	83%
Total borrowings	380,392	9%	334,802	8%	309,480	8%	230,264	7%
Other liabilities	58,627	1%	51,083	1%	53,243	1%	51,606	1%
Total stockholders' equity	369,588	9%	360,428	9%	353,287	9%	305,083	9%
Total liabilities and stockholders' equity	$4,106,883	100%	$4,026,314	100%	$3,982,665	100%	$3,457,187	100%

During the second quarter of 2018, the Company's total assets increased $80.6 million, or 2%, to a total of $4.1 billion. Net loans/leases grew $58.9 million. This loan and lease growth was funded by deposits, which increased $18.3 million in the second quarter of 2018, and borrowings, which increased $45.6 million in the second quarter of 2018. Stockholders' equity increased $9.2 million, or 3%, in the current quarter due to net retained income.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

INVESTMENT SECURITIES

The composition of the Company's securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk and maximizing return, while minimizing credit risk. Over the past five years, the Company has further diversified the portfolio by decreasing U.S government sponsored agency securities, while increasing residential mortgage-backed and related securities and tax-exempt municipal securities. Of the latter, the large majority are privately placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company's existing markets) and require a thorough underwriting process before investment.

Following is a breakdown of the Company's securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	June 30, 2018		March 31, 2018		December 31, 2017		June 30, 2017
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$35,667	5%	$36,868	6%	$38,097	6%	$41,944	7%
Municipal securities	458,510	70%	438,736	69%	445,049	68%	381,254	64%
Residential mortgage-backed and related securities	158,534	24%	157,289	24%	163,301	25%	164,415	28%
Other securities	5,286	1%	5,336	1%	5,935	1%	5,872	1%
	$657,997	100%	$638,229	100%	$652,382	100%	$593,485	100%

Securities as a % of Total Assets	16.02%		15.85%		16.38%		17.17%
Net Unrealized Losses as a % of Amortized Cost	(1.58)%		(1.01)%		(0.13)%		(0.33)%
Duration (in years)	7.0		6.9		7.0		6.3
Quarterly Yield on Investment Securities (TEY)	3.56%		3.65%		3.82%		3.76%
Quarterly Yield on Investment Securities (GAAP)	3.02%		3.03%		2.77%		2.75%

Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in any of the periods presented.

The duration of the securities portfolio shortened modestly with the TEY on the portfolio decreasing 26 bps in the first half of 2018; however, excluding the tax benefit and the related variance due to the lower tax rate, the portfolio yield expanded 25 basis points.

The Company has not invested in private mortgage-backed securities or pooled trust preferred securities. Additionally, the Company has not invested in the types of securities subject to the Volcker Rule (a provision of the Dodd-Frank Act).

See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LOANS/LEASES

Total loans/leases grew 7.8% on an annualized basis during the second quarter of 2018. The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following table.

	As of
	June 30, 2018		March 31, 2018		December 31, 2017		June 30, 2017
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
C&I loans	$1,273,000	42%	$1,201,087	39%	$1,134,516	38%	$942,538	37%
CRE loans	1,349,319	43%	1,357,703	45%	1,303,492	44%	1,131,906	45%
Direct financing leases	133,196	4%	137,614	5%	141,448	5%	153,337	6%
Residential real estate loans	257,434	8%	254,484	8%	258,646	9%	233,871	9%
Installment and other consumer loans	92,952	3%	95,912	3%	118,611	4%	84,047	3%
Total loans/leases	$3,105,901	100%	$3,046,800	100%	$2,956,713	100%	$2,545,699	100%
Plus deferred loan/lease origination costs, net of fees	8,891		8,103		7,773		7,867
Less allowance	(37,545)		(36,533)		(34,356)		(33,357)
Net loans/leases	$3,077,247		$3,018,370		$2,930,130		$2,520,209

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of June 30, 2018 and December 31, 2017, approximately 26% of the CRE loan portfolio was owner-occupied.

Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more C&I loans. C&I loans grew $71.9 million in the current quarter.

A syndicated loan is a commercial loan provided by a group of lenders and is structured, arranged and administered by one or several commercial or investment banks known as arrangers. The nationally syndicated loans invested in by the Company consist of fully funded, highly liquid term loans for which there is a liquid secondary market. As of June 30, 2018 and December 31, 2017, the amount of nationally syndicated loans totaled $38.6 million and $51.2 million, respectively.

Following is a listing of significant industries within the Company's CRE loan portfolio:

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2018		2018		2017		2017
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Lessors of Nonresidential Buildings	$439,067	33%	$435,919	32%	$388,648	30%	$344,747	30%
Lessors of Residential Buildings	230,187	17%	221,978	16%	199,047	15%	159,370	14%
Hotels	73,335	5%	70,887	5%	70,447	5%	39,881	4%
Nonresidential Property Managers	55,979	4%	56,572	4%	51,621	4%	52,947	5%
Land Subdivision	39,883	3%	45,356	3%	44,192	3%	46,117	4%
New Housing For-Sale Builders	38,392	3%	52,951	4%	61,480	5%	52,277	5%
Nursing Care Facilities	37,417	3%	38,830	3%	47,008	4%	33,607	3%
Lessors of Other Real Estate Property	28,149	2%	31,121	2%	29,078	2%	20,932	2%
Other *	406,910	30%	404,089	30%	411,971	32%	382,028	33%
Total CRE Loans	$1,349,319	100%	$1,357,703	100%	$1,303,492	100%	$1,131,906	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $27.0 million, or approximately 2% of total CRE loans in the most recent period presented.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company's residential real estate loan portfolio includes the following:

•

Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid the long-term interest rate risk.

•	A limited amount of 15‑year and 20‑year fixed rate residential real estate loans that meet certain credit guidelines.

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

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2018		2018		2017		2017
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$35,814	15%	$28,219	13%	$19,927	9%	$16,679	8%
Construction - General	18,494	8%	18,067	8%	18,705	9%	15,207	7%
Manufacturing - General	16,794	7%	16,624	7%	16,571	8%	19,092	9%
Food Processing Equipment	14,377	6%	13,270	6%	12,965	6%	13,754	7%
Marine - Travelifts	12,875	6%	12,843	6%	10,802	5%	12,497	6%
Computer Hardware	10,141	4%	10,694	5%	11,340	5%	9,821	5%
Trailers	10,137	4%	9,161	4%	8,983	4%	9,611	5%
Miscellaneous Equipment	7,032	3%	6,459	3%	6,644	3%	5,126	2%
Restaurant	6,509	3%	6,844	3%	7,107	3%	7,238	3%
Other *	101,124	44%	101,473	45%	102,192	48%	105,228	48%

Total m2 loans and leases	$233,297	100%	$223,654	100%	$215,236	100%	$214,253	100%

*     “Other” consists of all other equipment types. None of these had concentrations greater than 3% of total m2 loan and lease portfolio in the most recent period presented.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's loan and lease portfolio.

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three and six months ended June 30, 2018 and 2017 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)		(dollars in thousands)
Balance, beginning	$36,533	$32,059	$34,356	$30,757
Provisions charged to expense	2,301	2,023	4,841	4,128
Loans/leases charged off	(1,524)	(851)	(1,961)	(1,743)
Recoveries on loans/leases previously charged off	235	126	309	215
Balance, ending	$37,545	$33,357	$37,545	$33,357

The allowance was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management's judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors,

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated worse than “fair quality”, as described in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report  on Form 10‑K for the year ended December 31, 2017, and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance is monitored by the loan review staff and reported to management and the board of directors.

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017
	(dollars in thousands)
Special Mention (Rating 6)	$44,202	$42,926	$31,024	$27,737
Substandard (Rating 7)	42,492	39,815	43,435	45,290
Doubtful (Rating 8)	—	—	271	—
	$86,694	$82,741	$74,730	$73,027

Criticized Loans **	$86,694	$82,741	$74,730	$73,027
Classified Loans ***	$42,492	$39,815	$43,706	$45,290

Criticized Loans as a % of Total Loans/Leases	2.79%	2.79%	2.52%	2.86%
Classified Loans as a % of Total Loans/Leases	1.37%	1.34%	1.47%	1.77%

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

The Company experienced a 7% increase in classified loans during the second quarter of 2018. Criticized loans increased 5% during the same period.  The Company experienced a decrease of 3% in classified loans during the first six months of 2018. Criticized loans increased 16% during the same period. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

	As of
	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017

Allowance / Gross Loans/Leases	1.21%	1.20%	1.16%	1.31%
Allowance / NPLs	270.09%	202.11%	184.28%	162.27%

Although management believes that the allowance at June 30, 2018 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's allowance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of June 30,	As of March 31,	As of December 31,	As of June 30,
	2018	2018	2017	2017
	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$12,554	$12,759	$11,441	$13,217
Accruing loans/leases past due 90 days or more	20	41	89	424
TDRs - accruing	1,327	5,276	7,113	6,915
Total NPLs	13,901	18,076	18,643	20,556
OREO	12,750	12,750	13,558	5,174
Other repossessed assets	150	200	80	123
Total NPAs	$26,801	$31,026	$32,281	$25,853

NPLs to total loans/leases	0.45%	0.59%	0.63%	0.80%
NPAs to total loans/leases plus repossessed property	0.86%	1.01%	1.08%	1.01%
NPAs to total assets	0.65%	0.77%	0.81%	0.75%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $1.8 million at June 30, 2018, $2.6 million at March 31, 2018, $2.3 million at December 31, 2017, and $2.2 million at June 30, 2017.

NPAs at June 30, 2018 were $26.8 million, down $4.2 million from March 31, 2018 and up $948 thousand from June 30, 2017. The decrease in the second quarter of 2018 was due to one large loan that was upgraded and taken out of TDR status.

The ratio of NPAs to total assets was 0.65% at June 30, 2018, down from 0.77% at March 31, 2018 and down from 0.75% at June 30, 2017.

The large majority of the NPAs consist of nonaccrual loans/leases, accruing TDRs, and OREO. For nonaccrual loans/leases and accruing TDRs, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.

OREO is carried at the lower of carrying amount or fair value less costs to sell.

The Company's lending/leasing practices remain unchanged and asset quality remains a priority for management.

DEPOSITS

Deposits increased $18.3 million during the second quarter of 2018. The table below presents the composition of the Company's deposit portfolio.

	As of
	June 30, 2018		March 31, 2018		December 31, 2017		June 30, 2017
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Noninterest bearing demand deposits	$746,822	23%	$784,815	24%	$789,548	24%	$760,625	27%
Interest bearing demand deposits	1,865,382	57%	1,789,019	55%	1,855,893	57%	1,526,103	52%
Time deposits	519,999	16%	496,644	15%	516,058	16%	478,580	17%
Brokered deposits	166,073	5%	209,523	6%	105,156	3%	104,926	4%
	$3,298,276	100%	$3,280,001	100%	$3,266,655	100%	$2,870,234	100%

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

BORROWINGS

The subsidiary banks offer short-term repurchase agreements to a few of their significant customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the FRB or from their correspondent banks. The table below presents the composition of the Company's short-term borrowings.

	As of
	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017
	(dollars in thousands)
Overnight repurchase agreements with customers	$2,186	$3,820	$7,003	$4,897
Federal funds purchased	15,400	13,040	6,990	13,320
	$17,586	$16,860	$13,993	$18,217

The Company's federal funds purchased fluctuates based on the short-term funding needs of the Company's subsidiary banks.

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

The table below presents the Company's term and overnight FHLB advances.

	As of
	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017
	(dollars in thousands)

Term FHLB advances	$46,600	$56,600	$56,600	$57,000
Overnight FHLB advances	207,500	159,745	135,400	49,500
	$254,100	$216,345	$192,000	$106,500

Term FHLB advances decreased $10.0 million in the current quarter, as compared to the prior quarter. Overnight FHLB advances increased by $47.8 million in the second quarter of 2018 due to the strong loan and lease growth, which outpaced the Company's deposit growth.

The table below presents the composition of the Company's other borrowings.

	As of
	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017
	(dollars in thousands)
Wholesale structured repurchase agreements	$35,000	$35,000	$35,000	$45,000
Term notes	27,125	29,063	31,000	27,000
Revolving line of credit	9,000	—	—	—
	$71,125	$64,063	$66,000	$72,000

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other borrowings include structured repos which are utilized as an alternative funding source to FHLB advances and customer deposits. Structured repos are collateralized by certain U.S. government agency securities and residential mortgage backed and related securities.

As described in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10‑K for the year ended December 31, 2017, the Company has outstanding term notes and an available revolving line of credit. As of June 30, 2018, the term debt had been paid down to $27.1 million, as scheduled. The term notes and revolving line of credit were used to help fund acquisitions as described in Note 10 to the Consolidated Financial Statements. As of June 30, 2018, $1.0 million of the $10.0 million line of credit was available. Interest is calculated at the effective LIBOR rate plus 2.50% per annum (4.84% at June 30, 2018).

It is management's intention to reduce its reliance on wholesale funding, including FHLB advances, structured repos, and brokered deposits. Replacement of this funding with core deposits helps to reduce interest expense as wholesale funding tends to be higher cost. However, the Company may choose to utilize advances and/or brokered deposits to supplement funding needs, as this is a way for the Company to effectively and efficiently manage interest rate risk.

The table below presents the maturity schedule including weighted average interest cost for the Company's combined wholesale funding portfolio.

	June 30, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate
	(dollar amounts in thousands)
Year ending December 31:
2018	$373,653	2.04%	$273,677	1.68%
2019	50,921	2.20	31,950	2.32
2020	30,694	2.42	26,600	2.44
Total Wholesale Funding	$455,268	2.09%	$332,227	1.80%

During the first six months of 2018, wholesale funding increased $123.0 million. Year-to-date, the Company has repaid $79.0 million of term borrowings at maturity. However, this was more than offset by growth in short-term borrowings used to temporarily fund strong earning asset growth.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017
	(dollars in thousands)
Common stock	$13,974	$13,937	$13,918	$13,175
Additional paid in capital	190,533	189,685	189,078	158,001
Retained earnings	171,955	162,346	151,962	135,254
AOCI (loss)	(6,874)	(5,540)	(1,671)	(1,347)
Total stockholders' equity	$369,588	$360,428	$353,287	$305,083

TCE* / TA	8.18%	8.10%	8.01%	8.29%

*     TCE is defined as total common stockholders' equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $141.7 million during the second quarter of 2018 and $164.0 million during the full year of 2017. The Company's on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At June 30, 2018, the subsidiary banks had 33 lines of credit totaling $371.7 million, of which $2.7 million was secured and $369.0 million was unsecured. At June 30, 2018, the full $371.7 million was available.

At December 31, 2017, the subsidiary banks had 34 lines of credit totaling $375.0 million, of which $3.0 million was secured and $372.0 million was unsecured. At December 31, 2017, the full $375.0 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2019. At June 30, 2018, $1.0 million of the $10.0 million was available.

As of June 30, 2018, the Company had $415.0 million in average correspondent banking deposits spread over 192 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $137.9 million during the first six months of 2018, compared to $152.5 million for the same period of 2017. The net decrease in federal funds sold was $19.3 million for the first six months of 2018, compared to a net decrease of $3.1 million for the same period of 2017. The net decrease in interest-bearing deposits at financial institutions was $15.0 million for the first six months of 2018, compared to a net increase of $10.8 million for the same period of 2017. Proceeds from calls, maturities, and paydowns of securities were $39.8 million for the first six months of 2018, compared to $68.2 million for the same period of 2017. Purchases of securities used cash of $55.0 million for the first six months of 2018, compared to $85.2 million for the same period of 2017. The net increase in loans/leases used cash of $151.0 million for the first six months of 2018 compared to $146.4 million for the same period of 2017.

Financing activities provided cash of $101.9 million for the first six months of 2018, compared to $140.2 million for same period of 2017. Net increases in deposits totaled $31.7 million for the first six months of 2018, compared to $201.0 million for the same period of 2017. During the first six months of 2018, the Company's short-term borrowings increased $3.6 million, while they decreased $21.8 million for the same period of 2017. In the first six months of 2018, the Company increased short-tem and overnight FHLB advances by $72.1 million and increased other borrowings by $9.0 million.  Maturities and principal payments on borrowings totaled $13.9 millionin the first six months of 2018. In the first

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

six months of 2017, the Company reduced FHLB advances and borrowings by $39.0 million through a mixture of maturities, scheduled payments, and changes in short-term and overnight FHLB advances.

Total cash provided by operating activities was $29.4 million for the first six months of 2018, compared to $18.9 million for the same period of 2017.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities.

The following table presents the details of the trust preferred securities outstanding as of June 30, 2018 and December 31, 2017.

		Amount	Amount
		Outstanding	Outstanding
		June 30,	December 31,		Interest Rate as of	Interest Rate as of
Name	Date Issued	2018	2017	Interest Rate	June 30, 2018	December 31, 2017
QCR Holdings Statutory Trust II	February 2004	$10,310,000	$10,310,000	2.85% over 3-month LIBOR	5.19%	4.54%
QCR Holdings Statutory Trust III	February 2004	8,248,000	8,248,000	2.85% over 3-month LIBOR	5.19%	4.54%
QCR Holdings Statutory Trust V	February 2006	10,310,000	10,310,000	1.55% over 3-month LIBOR	3.90%	2.91%
Community National Statutory Trust II	September 2004	3,093,000	3,093,000	2.17% over 3-month LIBOR	4.49%	3.80%
Community National Statutory Trust III	March 2007	3,609,000	3,609,000	1.75% over 3-month LIBOR	4.09%	3.32%
Guaranty Bankshares Statutory Trust I	May 2005	4,640,000	4,640,000	1.75% over 3-month LIBOR	4.09%	3.34%
		$40,210,000	$40,210,000	Weighted Average Rate	4.58%	3.82%

As described in Note 4 to the Consolidated Financial Statements, on June 21, 2018, the Company entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities.  The floating rate trust preferred securities are tied to 3-month LIBOR, and the interest rate swaps utilize 3-month LIBOR, so the hedge is effective.  The interest rate swaps are designated as a cash flow hedge in accordance with ASC 815.  See Note 4 for the notional amount swapped and the related effective fixed rates. The Company assumed the trust preferred securities originally issued by Community National in connection with its acquisition in May 2013. The Company assumed the trust preferred securities originally issued by Guaranty in connection with its acquisition in October 2017. As a result of acquisition accounting, the liabilities were recorded at fair value upon acquisition with the resulting discount being accreted as interest expense on a level yield basis over the expected term. As of June 30, 2018, the remaining discount was $2.6 million.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

•	The strength of the local and national economy.
•	Changes in the interest rate environment.
•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.
•	The impact of cybersecurity risks.
•	The costs, effects and outcomes of existing or future litigation.
•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.
•	Unexpected results of acquisitions which may include failure to realize the anticipated benefits of the acquisition.
•	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.
•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. For a discussion of the factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, see the “Risk Factors” section included under Item 1A of Part I of the Company's Annual Report on Form 10‑K for the year ended December 31, 2017.

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

In an attempt to manage the Company's exposure to changes in interest rates, management monitors the Company's interest rate risk. Each subsidiary bank has an asset/liability management committee of the board of directors that meets quarterly to review the bank's interest rate risk position and profitability, and to make or recommend adjustments for consideration by the full board of each bank.

Internal asset/liability management teams consisting of members of the subsidiary banks' management meet weekly to manage the mix of assets and liabilities to maximize earnings and liquidity and minimize interest rate and other risks. Management also reviews the subsidiary banks' securities portfolios, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the board's objectives in an effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

In adjusting the Company's asset/liability position, the board of directors and management attempt to manage the Company's interest rate risk while maintaining or enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, the board of directors and management may decide to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-term and short-term interest rates.

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

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of June 30,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2018	2017	2016

100 basis point downward shift	(10.0)%	0.9%	0.3%	(1.7)%
200 basis point upward shift	(10.0)%	(4.4)%	(3.7)%	(1.2)%
300 basis point upward shock	(25.0)%	(11.5)%	(8.4)%	(1.4)%

The simulation is well within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at June 30, 2018 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

In 2014, the Company executed two interest rate cap transactions, each with a notional value of $15.0 million, for a total of $30.0 million. The interest rate caps purchased essentially set a ceiling to the interest rate paid on the $30.0 million of short-term FHLB advances that are being hedged, minimizing the interest rate risk associated with rising interest rates.

On June 21, 2018, the Company entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities, for a total of $39.0 million.

The Company will continue to analyze and evaluate similar transactions as an alternative and cost effective way to mitigage interest rate risk.

Interest rate risk is considered to be one of the most significant market risks affecting the Company. For that reason, the Company engages the assistance of a national consulting firm and its risk management system to monitor and control the Company's interest rate risk exposure.  Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d‑15(e) promulgated under the Exchange Act of 1934) as of June 30, 2018. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting. There have been no significant changes to the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1           Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A        Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company's  Annual Report on Form 10‑K for the year ended December 31, 2017. Please refer to that section of the Company's Form 10‑K for disclosures regarding the risks and uncertainties related to the Company's business.

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3           Defaults Upon Senior Securities

None

Item 4           Mine Safety Disclosures

Not applicable

Item 5           Other Information

None

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6           Exhibits

3.1*

Agreement and Plan of Merger between QCR Holdings, Inc. and Springfield Bancshares, Inc., dated April 17, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 18, 2018).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and June 30, 2017; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and June 30, 2017; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2018 and June 30, 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017; and (vi) Notes to the Consolidated Financial Statements.

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

QCR HOLDINGS, INC.

(Registrant)

Date	August 8, 2018	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date	August 8, 2018	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer

Date	August 8, 2018	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin, First Vice President
Director of Financial Reporting
Principal Accounting Officer