Form 10-Q
period 2018-09-30
QCR HOLDINGS INC
filed 2018-11-08
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [ X ]      No [    ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§  232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ X ]      No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

Yes [    ]      No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 1, 2018, the Registrant had outstanding 15,673,883 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of September 30, 2018 and December 31, 2017

	September 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$73,406,657	$75,721,663
Federal funds sold	33,070,000	30,197,000
Interest-bearing deposits at financial institutions	96,590,367	55,765,012

Securities held to maturity, at amortized cost	395,421,195	379,474,205
Securities available for sale, at fair value	255,323,442	272,907,907
Total securities	650,744,637	652,382,112

Loans receivable held for sale	2,557,907	645,001
Loans/leases receivable held for investment	3,650,828,460	2,963,840,399
Gross loans/leases receivable	3,653,386,367	2,964,485,400
Less allowance for estimated losses on loans/leases	(43,077,457)	(34,355,728)
Net loans/leases receivable	3,610,308,910	2,930,129,672

Bank-owned life insurance	67,443,063	59,059,494
Premises and equipment, net	73,828,512	62,838,255
Restricted investment securities	28,679,400	19,782,525
Other real estate owned, net	12,203,780	13,558,308
Goodwill	73,618,426	28,334,092
Core deposit intangible	16,136,914	9,078,953
Other assets	56,701,829	45,817,687
Total assets	$4,792,732,495	$3,982,664,773

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$802,090,334	$789,547,696
Interest-bearing	2,986,186,588	2,477,107,360
Total deposits	3,788,276,922	3,266,655,056

Short-term borrowings	12,929,499	13,993,122
Federal Home Loan Bank advances	359,128,925	192,000,000
Other borrowings	73,950,426	66,000,000
Junior subordinated debentures	37,626,070	37,486,487
Other liabilities	63,433,264	53,242,979
Total liabilities	4,335,345,106	3,629,377,644

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 September 2018 and December 2017- No shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 September 2018 - 15,673,760 shares issued and outstanding December 2017 - 13,918,168 shares issued and outstanding	15,673,760	13,918,168
Additional paid-in capital	269,373,303	189,077,550
Retained earnings	179,826,524	151,962,661
Accumulated other comprehensive loss:
Securities available for sale	(7,347,979)	(866,223)
Derivatives	(138,219)	(805,027)
Total stockholders' equity	457,387,389	353,287,129
Total liabilities and stockholders' equity	$4,792,732,495	$3,982,664,773

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended September 30,

	2018	2017
Interest and dividend income:
Loans/leases, including fees	$44,033,687	$29,245,320
Securities:
Taxable	1,521,789	1,367,212
Nontaxable	3,516,550	2,862,208
Interest-bearing deposits at financial institutions	323,636	141,331
Restricted investment securities	329,767	172,776
Federal funds sold	105,042	52,018
Total interest and dividend income	49,830,471	33,840,865

Interest expense:
Deposits	8,722,555	3,556,189
Short-term borrowings	78,053	33,248
Federal Home Loan Bank advances	1,272,538	607,751
Other borrowings	924,780	724,854
Junior subordinated debentures	519,062	362,475
Total interest expense	11,516,988	5,284,517
Net interest income	38,313,483	28,556,348
Provision for loan/lease losses	6,205,828	2,086,436
Net interest income after provision for loan/lease losses	32,107,655	26,469,912

Noninterest income:
Trust department fees	2,195,828	1,721,401
Investment advisory and management fees	1,059,413	968,452
Deposit service fees	1,655,529	1,522,461
Gains on sales of residential real estate loans, net	336,679	98,409
Gains on sales of government guaranteed portions of loans, net	46,417	91,974
Swap fee income	1,110,182	194,256
Securities losses, net	—	(63,588)
Earnings on bank-owned life insurance	474,426	428,002
Debit card fees	845,740	754,803
Correspondent banking fees	195,450	239,060
Other	889,161	746,073
Total noninterest income	8,808,825	6,701,303

Noninterest expense:
Salaries and employee benefits	17,432,632	13,423,943
Occupancy and equipment expense	3,318,470	2,516,274
Professional and data processing fees	2,537,027	2,950,839
Acquisition costs	1,292,043	407,997
Post-acquisition compensation, transition and integration costs	493,063	522,740
FDIC insurance, other insurance and regulatory fees	932,746	690,894
Loan/lease expense	369,379	257,540
Net income from operations of other real estate	(50,362)	(160,640)
Advertising and marketing	983,762	669,923
Bank service charges	461,656	460,153
Correspondent banking expense	205,121	204,189
CDI amortization	541,665	230,867
Other	1,982,408	1,221,028
Total noninterest expense	30,499,610	23,395,747
Net income before income taxes	10,416,870	9,775,468
Federal and state income tax expense	1,608,035	1,921,533
Net income	$8,808,835	$7,853,935

Basic earnings per common share	$0.56	$0.60
Diluted earnings per common share	$0.55	$0.58

Weighted average common shares outstanding	15,625,123	13,151,350
Weighted average common and common equivalent shares outstanding	15,922,324	13,507,955

Cash dividends declared per common share	$0.06	$0.05

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Nine Months Ended September 30,

	2018	2017
Interest and dividend income:
Loans/leases, including fees	$113,655,270	$84,571,466
Securities:
Taxable	4,671,333	3,770,022
Nontaxable	10,100,598	8,198,173
Interest-bearing deposits at financial institutions	748,953	559,697
Restricted investment securities	776,013	435,096
Federal funds sold	222,814	104,778
Total interest and dividend income	130,174,981	97,639,232

Interest expense:
Deposits	20,132,044	8,779,548
Short-term borrowings	173,469	76,365
Federal Home Loan Bank advances	3,218,769	1,365,433
Other borrowings	2,375,837	2,103,731
Junior subordinated debentures	1,473,965	1,042,227
Total interest expense	27,374,084	13,367,304
Net interest income	102,800,897	84,271,928
Provision for loan/lease losses	11,046,402	6,214,538
Net interest income after provision for loan/lease losses	91,754,495	78,057,390

Noninterest income:
Trust department fees	6,490,896	5,153,609
Investment advisory and management fees	3,069,423	2,798,886
Deposit service fees	4,797,385	4,297,210
Gains on sales of residential real estate loans, net	539,266	307,360
Gains on sales of government guaranteed portions of loans, net	404,851	1,129,668
Swap fee income	3,717,761	635,353
Securities losses, net	—	(25,124)
Earnings on bank-owned life insurance	1,291,686	1,357,049
Debit card fees	2,456,134	2,201,125
Correspondent banking fees	672,807	684,306
Other	2,822,331	2,228,133
Total noninterest income	26,262,540	20,767,575

Noninterest expenses:
Salaries and employee benefits	49,214,623	39,662,218
Occupancy and equipment expense	9,516,939	7,716,829
Professional and data processing fees	8,015,966	7,374,930
Acquisition costs	1,798,184	407,997
Post-acquisition compensation, transition and integration costs	658,377	522,740
FDIC insurance, other insurance and regulatory fees	2,529,415	1,957,413
Loan/lease expense	920,215	811,362
Net cost of (income from) operations of other real estate	11,190	(118,453)
Advertising and marketing	2,430,085	1,846,942
Bank service charges	1,368,318	1,331,499
Correspondent banking expense	614,212	604,233
CDI amortization	1,150,767	692,600
Other	4,504,639	3,263,183
Total noninterest expenses	82,732,930	66,073,493
Income before income taxes	35,284,105	32,751,472
Federal and state income tax expense	5,479,924	6,946,555
Net income	$29,804,181	$25,804,917

Basic earnings per common share	$2.06	$1.96
Diluted earnings per common share	$2.02	$1.91

Weighted average common shares outstanding	14,477,783	13,151,672
Weighted average common and common equivalent shares outstanding	14,786,777	13,509,566

Cash dividends declared per common share	$0.18	$0.15

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017
Net income	$8,808,835	$7,853,935

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(1,652,382)	289,086
Less reclassification adjustment for gains (losses) included in net income before tax	—	(63,588)
	(1,652,382)	352,674
Unrealized gains (losses) on derivatives:
Unrealized holding losses arising during the period before tax	576,559	(8,446)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(187,087)	(95,361)
	763,646	86,915

Other comprehensive income (loss), before tax	(888,736)	439,589
Tax expense (benefit)	(276,849)	165,012
Other comprehensive income (loss), net of tax	(611,887)	274,577

Comprehensive income	$8,196,948	$8,128,512

	Nine Months Ended September 30,
	2018	2017
Net income	$29,804,181	$25,804,917

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(8,530,983)	2,057,586
Less reclassification adjustment for gains (losses) included in net income before tax	—	(25,124)
Less reclassification adjustment for adoption of ASU 2016-01	855,039	—
	(7,675,944)	2,082,710
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	404,100	(186,000)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(89,914)	(354,813)
	494,014	168,813

Other comprehensive income (loss), before tax	(7,181,930)	2,251,523
Tax expense (benefit)	(2,033,882)	864,468
Other comprehensive income (loss), net of tax	(5,148,048)	1,387,055

Comprehensive income	$24,656,133	$27,191,972

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Nine Months Ended September 30, 2018 and 2017

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total
Balance December 31, 2017	$13,918,168	$189,077,550	$151,962,661	$(1,671,250)	$353,287,129
Net income	—	—	10,549,961	—	10,549,961
Other comprehensive loss, net of tax	—	—	—	(3,201,540)	(3,201,540)
Impact of adoption of ASU 2016-01	—		666,900	(666,900)	—
Common cash dividends declared, $0.06 per share	—	—	(833,730)	—	(833,730)
Issuance of 2,669 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	2,669	100,262	—	—	102,931
Issuance of 13,074 shares of common stock as a result of stock options exercised	13,074	192,522	—	—	205,596
Stock-based compensation expense	—	495,493	—	—	495,493
Restricted stock awards - 6,860 shares of common stock	6,860	(6,860)	—	—	—
Exchange of 3,814 shares of common stock in connection with payroll taxes for restriced stock and in connection with stock options exercised	(3,814)	(174,109)	—	—	(177,923)
Balance, March 31, 2018	$13,936,957	$189,684,858	$162,345,792	$(5,539,690)	$360,427,917
Net income	—	—	10,445,385	—	10,445,385
Other comprehensive loss, net of tax	—	—	—	(1,334,621)	(1,334,621)
Common cash dividends declared, $0.06 per share	—	—	(835,881)	—	(835,881)
Issuance of 5,728 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	5,728	215,173	—	—	220,901
Issuance of 26,641 shares of common stock as a result of stock options exercised	26,641	362,292	—	—	388,933
Stock-based compensation expense	—	291,912	—	—	291,912
Restricted stock awards - 3,972 shares of common stock	3,972	(3,972)	—	—	—
Exchange of 642 shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	642	(17,023)	—	—	(16,381)
Balance, June 30, 2018	$13,973,940	$190,533,240	$171,955,296	$(6,874,311)	$369,588,165
Net income	—	—	8,808,835	—	8,808,835
Other comprehensive loss, net of tax	—	—	—	(611,887)	(611,887)
Common cash dividends declared, $0.06 per share	—	—	(937,607)	—	(937,607)
Issuance of 1,699,414 shares of common stock, net of issuance costs as a result of merger with Springfield Bancshares	1,699,414	78,831,543	—	—	80,530,957
Issuance of 3,205 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	3,205	120,396	—	—	123,601
Issuance of 1,754 shares of common stock as a result of stock options exercised	1,754	32,300	—	—	34,054
Stock-based compensation expense	—	318,906	—	—	318,906
Restricted stock awards - 5,300 shares of common stock	5,300	(5,300)	—	—	—
Exchange of 9,853 shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	(9,853)	(457,782)	—	—	(467,635)
Balance September 30, 2018	$15,673,760	$269,373,303	$179,826,524	$(7,486,198)	$457,387,389

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) - continued

Three and Nine Months Ended September 30, 2018 and 2017

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total
Balance December 31, 2016	$13,106,845	$156,776,642	$118,616,901	$(2,459,589)	$286,040,799
Net income	—	—	9,184,965	—	9,184,965
Other comprehensive loss, net of tax	—	—	—	410,739	410,739
Common cash dividends declared, $0.05 per share	—	—	(656,574)	—	(656,574)
Issuance of 3,573 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	3,573	83,091	—	—	86,664
Issuance of 44,284 shares of common stock as a result of stock options exercised	44,284	630,290	—	—	674,574
Stock-based compensation expense	—	388,753	—	—	388,753
Restricted stock awards - 13,289 shares of common stock	13,289	(13,289)	—	—	—
Exchange of 6,772 shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	(6,772)	(283,518)	—	—	(290,290)
Balance, March 31, 2017	$13,161,219	$157,581,969	$127,145,292	$(2,048,850)	$295,839,630
Net income	—	—	8,766,017	—	8,766,017
Other comprehensive loss, net of tax	—	—	—	701,739	701,739
Common cash dividends declared, $0.05 per share	—	—	(657,003)	—	(657,003)
Issuance of 4,582 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	4,582	170,061	—	—	174,643
Issuance of 8,027 shares of common stock as a result of stock options exercised	8,027	109,392	—	—	117,419
Stock-based compensation expense	—	168,314	—	—	168,314
Restricted stock awards - 2,000 shares of common stock	2,000	(2,000)	—	—	—
Exchange of 594 shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	(594)	(26,730)	—	—	(27,324)
Balance, June 30, 2017	$13,175,234	$158,001,006	$135,254,306	$(1,347,111)	$305,083,435
Net income	—	—	7,853,935	—	7,853,935
Other comprehensive income, net of tax	—	—	—	274,577	274,577
Common cash dividends declared, $0.05 per share	—	—	(658,110)	—	(658,110)
Issuance of 2,319 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	2,319	88,052	—	—	90,371
Issuance of 19,906 shares of common stock as a result of stock options exercised	19,906	73,915	—	—	93,821
Stock-based compensation expense	—	300,599	—	—	300,599
Restricted stock awards - 4,500 shares of common stock	4,500	(4,500)	—	—	—
Balance September 30, 2017	$13,201,959	$158,459,072	$142,450,131	$(1,072,534)	$313,038,628

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,804,181	$25,804,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,256,799	2,810,971
Provision for loan/lease losses	11,046,402	6,214,538
Stock-based compensation expense	1,106,311	857,666
Deferred compensation expense accrued	1,453,042	1,098,741
Losses (gains) on other real estate owned, net	48,598	(154,743)
Amortization of premiums on securities, net	1,201,320	1,330,946
Securities losses, net	—	25,124
Loans originated for sale	(39,923,078)	(40,423,117)
Proceeds on sales of loans	38,954,289	42,705,325
Gains on sales of residential real estate loans	(539,266)	(307,360)
Gains on sales of government guaranteed portions of loans	(404,851)	(1,129,668)
Amortization of core deposit intangible	1,150,767	692,600
Accretion of acquisition fair value adjustments, net	(2,951,021)	(4,063,435)
Increase in cash value of bank-owned life insurance	(1,291,686)	(1,357,049)
Increase (decrease) in other assets	(8,292,864)	1,666,921
Decrease (increase) in other liabilities	2,252,939	(8,610,333)
Net cash provided by operating activities	$36,871,882	$27,162,044

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold	(2,873,000)	1,689,000
Net decrease in interest-bearing deposits at financial institutions	22,099,041	22,727,542
Proceeds from sales of other real estate owned	1,288,208	829,213
Activity in securities portfolio:
Purchases	(66,419,802)	(103,509,208)
Calls, maturities and redemptions	22,915,126	40,435,714
Paydowns	36,279,229	30,123,674
Sales	1,938,043	21,969,870
Activity in restricted investment securities:
Purchases	(5,351,875)	(3,788,275)
Redemptions	109,200	199,900
Net increase in loans/leases originated and held for investment	(208,737,932)	(269,891,345)
Purchase of premises and equipment	(7,112,494)	(4,045,217)
Net cash paid for SFC Bank acquisition	(3,747,209)	—
Cash prepaid for Guaranty Bank acquisition	—	(7,803,420)
Net cash used in investing activities	$(209,613,465)	$(271,062,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	82,308,885	225,109,315
Net decrease in short-term borrowings	(2,207,101)	(23,960,582)
Activity in Federal Home Loan Bank advances:
Term advances	—	1,600,000
Calls and maturities	(27,000,000)	(6,000,000)
Net change in short-term and overnight advances	120,330,000	35,955,000
Activity in other borrowings:
Proceeds from other borrowings	9,000,000	7,000,000
Calls, maturities and scheduled principal payments	(10,612,500)	(9,500,000)
Payment of cash dividends on common stock	(2,362,486)	(1,836,150)
Proceeds from issuance of common stock, net	969,779	1,237,492
Net cash provided by financing activities	$170,426,577	$229,605,075
Net decrease in cash and due from banks	(2,315,006)	(14,295,433)
Cash and due from banks, beginning	75,721,663	70,569,993
Cash and due from banks, ending	$73,406,657	$56,274,560

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Nine Months Ended September 30, 2018 and 2017

	2018	2017
Supplemental disclosure of cash flow information, cash payments (receipts) for:
Interest	$23,102,221	$13,140,273
Income/franchise taxes	$(1,099,902)	$10,881,610

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	$(5,148,048)	$1,387,055
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	$(661,939)	$(314,614)
Transfers of loans to other real estate owned	$46,243	$286,212
Due to broker for purchases of securities	$—	$1,300,000
Dividends payable	$937,606	$658,110
Decrease in the fair value of interest rate swap assets and liabilities	$2,440,649	$264,721
Transfer of equity securities from securities available for sale to other assets at fair value	$2,614,261	$—

Supplemental disclosure of cash flow information for acquisitions:
Fair value of assets acquired:
Cash and due from banks	$4,586,326	$—
Interest-bearing deposits at financial institutions	62,924,396	—
Securities	4,845,441	—
Loans receivable, net	477,336,699	—
Bank-owned life insurance	7,091,883
Premises and equipment, net	6,091,978	—
Restricted investment securities	3,654,200	—
Core deposit intangible	8,208,728	—
Other assets	989,056	—
Total assets acquired	$575,728,707	$—

Fair value of liabilities assumed:
Deposits	$439,579,328	$—
Short-term borrowings	1,143,478	—
FHLB advances	73,610,427	—
Other borrowings	9,543,810
Other liabilities	8,408,464	—
Total liabilities assumed	532,285,507	—
Net assets acquired	$43,443,200	$—
Consideration paid:
Cash paid *	$8,333,535	$—
Common stock	80,637,194	—
Total consideration paid	88,970,729	—
Goodwill	$45,527,529	$—

* Net cash paid at closing totalted $3,747,209

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018

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

The financial information of the Company included herein has been prepared in accordance with  GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10‑Q and Rule 10‑01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended September 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018, or for any other period.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include the accounts of five commercial banks:  QCBT, CRBT, CSB, RB&T and SFC Bank. All are state-chartered commercial banks and all are members of the Federal Reserve system. The Company also engages in direct financing lease contracts through m2, a wholly-owned subsidiary of QCBT. All material intercompany transactions and balances have been eliminated in consolidation.

The acquisition of Guaranty Bank, headquartered in Cedar Rapids, Iowa occurred on October 2, 2017 and Guaranty Bank was merged into CRBT on December 2, 2017. The financial results for the periods since acquisition are included in this report. See Note 2 of the Company's Annual Report on Form 10‑K for the year ended December 31, 2017 for additional information about the acquisition.

The merger with Springfield Bancshares occurred on July 1, 2018; therefore, the financial results for the period since acquisition is included in this report. See Note 2 to the Consolidated Financial Statements for additional information about the merger.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

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

NOTE 2 – MERGERS/ACQUISITIONS

SPRINGFIELD BANCSHARES, INC.

On July 1, 2018, the Company completed its previously announced merger with Springfield Bancshares, the holding company of SFC Bank, headquartered in Springfield, Missouri. The Company acquired 100% of Springfield Bancshares common stock in the merger. SFC Bank is a Missouri-chartered bank that operates one location in the Springfield, Missouri market.  As a result of the transaction, SFC Bank became the Company’s fifth independent charter.

The merger with Springfield Bancshares allowed the Company to enter the Springfield, Missouri market which is consistent with the Company’s strategic plan to selectively acquire other high-performing financial institutions in vibrant mid-sized metropolitan markets with a concentration of commercial clients. Financial metrics related to the transaction were favorable, as measured by EPS and ROAA accretion.

Stockholders of Springfield Bancshares received 0.3060 shares of the Company’s common stock and $1.50 in cash in exchange for each common share of Springfield Bancshares held.  On June 29, 2018, the last trading date before the closing, the Company’s common stock closed at $47.45, resulting in stock consideration valued at $80.6 million and total consideration paid by the Company of $89.0 million. To help fund the cash portion of the purchase price, on June 29, 2018, the Company borrowed $4.1 million on its existing $10.0 million revolving line of credit.   The Company also borrowed $4.9 million on this same revolving line of credit to fund the repayment of certain debt assumed in the merger shortly after closing. This note is included within other borrowings on the September 30, 2018 Consolidated Balance Sheet.  The remaining cash consideration paid to the shareholders of Springfield Bancshares came from operating cash.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

The fair values of the assets acquired and liabilities assumed including the consideration paid and resulting goodwill is as follows:

As of
July 1, 2018
ASSETS
Cash and due from banks	$4,586,326
Interest-bearing deposits at financial institutions	62,924,396
Securities	4,845,441
Loans/leases receivable, net	477,336,699
Bank-owned life insurance	7,091,883
Premises and equipment	6,091,978
Restricted investment securities	3,654,200
Core deposit intangible	8,208,728
Other assets	989,056
Total assets acquired	$575,728,707

LIABILITIES
Deposits	$439,579,328
Short-term borrowings	1,143,478
FHLB advances	73,610,427
Other borrowings	9,543,810
Other liabilities	8,408,464
Total liabilities assumed	$532,285,507
Net assets acquired	$43,443,200

CONSIDERATION PAID:
Cash	$8,333,535
Common stock	80,637,194
Total consideration paid	$88,970,729
Goodwill	$45,527,529

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

For PCI loans, the difference between the contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable discount.  Further, any excess cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the expected remaining life of the loan.  Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively.  The present value of any decreases in expected cash flows after the purchase date is recognized by recording and allowance for loan and lease losses and provision for loan losses.

For performing loans, the difference between the estimated fair value of the loans and the principal balance outstanding is accreted over the remaining life of the loans.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

The following table presents the purchased loans as of the acquisition date:

	PCI	Performing
	Loans	Loans	Total
Contractually required principal payments	$7,552,912	$479,439,547	$486,992,459
Nonaccretable discount	(1,562,455)	—	(1,562,455)
Principal cash flows expected to be collected	$5,990,457	$479,439,547	$485,430,004
Accretable discount	(293,445)	(7,799,860)	(8,093,305)
Fair Value of acquired loans	$5,697,012	$471,639,687	$477,336,699

Changes in accretable yield for the loans acquired were as follows for the three months ended September 30, 2018:

	PCI	Performing
	Loans	Loans	Total
Discount added at acquisition	$(293,445)	$(7,799,860)	$(8,093,305)
Reclassification of nonaccretable discount to accretable	(891,569)	—	(891,569)
Accretion recognized	262,852	951,592	1,214,444
Balance at the end of the period	$(922,162)	$(6,848,268)	$(7,770,430)

During the current quarter, there was no nonaccretable discount that was accelerated due to the early repayment of PCI loans.  However, $891,569 of nonaccretable discount was reclassified to accretable during the third quarter of 2018 due to significant improvement on one specific credit subsequent to the acquisition date.  Of this amount, $262,852 was accreted to income in the third quarter of 2018, while the remainder will be accreted over the next 11 months, which is the remaining contractual life of the loan.

Premises and equipment acquired with a fair value of $6,091,978 includes one branch location including a write-up of $617,286.  The fair value was determined with the assistance of a third party appraiser.  The assets and related fair value adjustments  will be recognized as an increase in depreciation expense over 39 years.

The Company recorded a core deposit intangible totaling $8,208,728 which is the portion of the acquisition purchase price which represents the value assigned to the existing deposit base.  The core deposit intangible has a finite life and is amortized using an accelerated method over the estimated useful life of the deposits (estimated to be ten years).

The following table presents the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value:

September 30, 2018
Balance at acquisition	$8,208,728
Amortization expense	(237,114)
Balance at the end of the period	$7,971,614

Gross carrying amount	$8,208,728
Accumulated amortization	(237,114)
Net book value	$7,971,614

The following presents the remaining estimated amortization of the core deposit intangible:

Years ending December 31,	Amount
2018	$237,114
2019	932,810
2020	915,051
2021	893,192
2022	867,227
Thereafter	4,126,220
$7,971,614

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

FHLB advances and other borrowings assumed with a fair value of $83,154,237 included $40,000,000 in overnight FHLB advances, $33,610,427 of FHLB term advances, $4,743,810 in subordinated debentures and a $4,800,000 bank stock loan.  The $4.8 million bank stock loan was paid off immediately after the acquisition date on July 2, 2018, at its book value.

The following table presents the assumed FHLB advances and other borrowings as of the acquisition date:

	Amount	Rate	Terms	Maturity Date	Collateral
FHLB advance	$ 40,000,000	2.10%	daily interest payments; principal due at maturity	7/2/2018	commercial and residential real estate loans
FHLB advance	4,991,962	2.01%	monthly interest payments; principal due at maturity	7/30/2018	commercial and residential real estate loans
FHLB advance	4,966,060	2.09%	monthly interest payments; principal due at maturity	10/1/2018	commercial and residential real estate loans
FHLB advance	4,848,879	2.09%	monthly interest payments; principal due at maturity	9/30/2019	commercial and residential real estate loans
FHLB advance	4,787,502	1.50%	monthly interest payments; principal due at maturity	2/10/2020	commercial and residential real estate loans
FHLB advance	4,756,169	1.93%	monthly interest payments; principal due at maturity	5/27/2020	commercial and residential real estate loans
FHLB advance	4,664,663	1.96%	monthly interest payments; principal due at maturity	1/27/2021	commercial and residential real estate loans
FHLB advance	4,595,192	2.00%	monthly interest payments; principal due at maturity	7/29/2021	commercial and residential real estate loans
Subordinated debenture	952,566	4.00%	monthly interest payments; principal due at maturity	4/30/2021	unsecured
Subordinated debenture	952,566	4.00%	monthly interest payments; principal due at maturity	4/30/2021	unsecured
Subordinated debenture	946,226	4.00%	monthly interest payments; principal due at maturity	9/15/2021	unsecured
Subordinated debenture	946,226	4.00%	monthly interest payments; principal due at maturity	9/15/2021	unsecured
Subordinated debenture	946,226	4.00%	monthly interest payments; principal due at maturity	9/15/2021	unsecured
Bank stock loan	4,800,000	5.25%	monthly interest payments; principal due at maturity	3/13/2020	4,000,000 issued and outstanding shares of common stock of SFC Bank
Fair value of FHLB and other borrowings assumed	$ 83,154,237

During the first nine months of 2018, the Company incurred $1.4 million of expenses related to the acquisition, comprised primarily of legal, accounting, investment banking costs and personnel costs.    SFC Bank results are included in the consolidated statements of income effective on the merger date.  For the period July 1, 2018 to September 30, 2018, SFC Bank reported revenues of $7.4 million and net income of $2.2 million, which included $279 thousand of after tax post-acquisition, compensation, transition and integration costs.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of September 30, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
September 30, 2018:
Securities HTM:
Municipal securities	$394,371,195	$3,887,422	$(10,753,857)	$387,504,760
Other securities	1,050,000	—	(13,480)	1,036,520
	$395,421,195	$3,887,422	$(10,767,337)	$388,541,280

Securities AFS:
U.S. govt. sponsored agency securities	$37,715,802	$9,963	$(1,234,016)	$36,491,749
Residential mortgage-backed and related securities	162,933,727	35,691	(7,236,822)	155,732,596
Municipal securities	60,101,620	150,615	(1,348,028)	58,904,207
Other securities	4,254,364	—	(59,474)	4,194,890
	$265,005,513	$196,269	$(9,878,340)	$255,323,442

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
December 31, 2017:
Securities HTM:
Municipal securities	$378,424,205	$2,763,718	$(2,488,119)	$378,699,804
Other securities	1,050,000	—	—	1,050,000
	$379,474,205	$2,763,718	$(2,488,119)	$379,749,804

Securities AFS:
U.S. govt. sponsored agency securities	$38,409,157	$37,344	$(349,967)	$38,096,534
Residential mortgage-backed and related securities	165,459,470	155,363	(2,313,529)	163,301,304
Municipal securities	66,176,364	660,232	(211,100)	66,625,496
Other securities	4,014,004	896,384	(25,815)	4,884,573
	$274,058,995	$1,749,323	$(2,900,411)	$272,907,907

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2018 and December 31, 2017, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2018:
Securities HTM:
Municipal securities	$170,633,644	$(5,439,521)	$64,984,249	$(5,314,336)	$235,617,893	$(10,753,857)
Other securities	536,520	(13,480)	—	—	536,520	(13,480)
	$171,170,164	$(5,453,001)	$64,984,249	$(5,314,336)	$236,154,413	$(10,767,337)

Securities AFS:
U.S. govt. sponsored agency securities	$18,437,573	$(521,633)	$15,829,173	$(712,383)	$34,266,746	$(1,234,016)
Residential mortgage-backed and related securities	44,903,593	(1,712,003)	105,007,537	(5,524,819)	149,911,130	(7,236,822)
Municipal securities	79,442,346	(976,811)	10,952,533	(371,217)	90,394,879	(1,348,028)
Other securities	4,194,890	(59,474)	—		4,194,890	(59,474)
	$146,978,402	$(3,269,921)	$131,789,243	$(6,608,419)	$278,767,645	$(9,878,340)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017:
Securities HTM:
Municipal securities	$23,750,826	$(354,460)	$72,611,780	$(2,133,659)	$96,362,606	$(2,488,119)

Securities AFS:
U.S. govt. sponsored agency securities	$28,576,258	$(200,022)	$3,640,477	$(149,945)	$32,216,735	$(349,967)
Residential mortgage-backed and related securities	88,927,779	(871,855)	57,931,731	(1,441,674)	146,859,510	(2,313,529)
Municipal securities	10,229,337	(41,151)	9,997,433	(169,949)	20,226,770	(211,100)
Other securities	923,535	(25,815)	—	—	923,535	(25,815)
	$128,656,909	$(1,138,843)	$71,569,641	$(1,761,568)	$200,226,550	$(2,900,411)

At September 30, 2018, the investment portfolio included 613 securities. Of this number, 434 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 3.2% of the total amortized cost of

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

the portfolio. Of these 434 securities, 171 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.

The Company did not recognize OTTI on any investment securities for the three or nine months ended September 30, 2018 and 2017.

All sales of securities for the three and nine months ended September 30, 2018 and 2017 were from securities identified as AFS.  Information on proceeds received, as well as pre-tax gross gains and losses from sales on those securities are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Proceeds from sales of securities	$1,938,043	$8,415,795	$1,938,043	$21,969,870
Gross gains from sales of securities	—	6,312	—	65,880
Gross losses from sales of securities	—	(69,900)	—	(91,004)

The amortized cost and fair value of securities as of September 30, 2018 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

the residential mortgages underlying the residential mortgage-backed and related securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value
Securities HTM:
Due in one year or less	$1,710,335	$1,711,153
Due after one year through five years	27,876,391	27,826,476
Due after five years	365,834,469	359,003,651
	$395,421,195	$388,541,280
Securities AFS:
Due in one year or less	$3,153,996	$3,156,871
Due after one year through five years	25,663,131	25,220,152
Due after five years	73,254,659	71,213,823
	102,071,786	99,590,846
Residential mortgage-backed and related securities	162,933,727	155,732,596
	$265,005,513	$255,323,442

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity. These callable securities are summarized as follows:

	Amortized Cost	Fair Value
Securities HTM:
Municipal securities	$229,992,901	$226,439,711

Securities AFS:
U.S. govt. sponsored agency securities	4,998,969	4,847,750
Municipal securities	50,248,182	49,027,162
Corporate securities	4,006,462	3,948,640
	$59,253,613	$57,823,552

As of September 30, 2018, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 113 issuers with fair values totaling $86.2 million and revenue bonds issued by 163 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $360.2 million. The Company held investments in general obligation bonds in 27 states, including six states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 19 states, including seven states in which the aggregate fair value exceeded $5.0 million.

As of December 31, 2017, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 131 issuers with fair values totaling $108.0 million and revenue bonds issued by 145 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $337.3 million. The Company held investments in general obligation bonds in 26 states, including nine states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 16 states, including seven states in which the aggregate fair value exceeded $5.0 million.

Both general obligation and revenue bonds are diversified across many issuers. As of September 30, 2018 and December 31, 2017, the Company did not hold general obligation or revenue bonds of any single issuer, the aggregate book or market value of which exceeded 5% of the Company's stockholders' equity. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by each of the five charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually, and as of September 30, 2018, all were well within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of September 30, 2018, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

NOTE 4 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of September 30, 2018 and December 31, 2017 is presented as follows:

	As of	As of
	September 30,	December 31,
	2018	2017

C&I loans*	$1,380,542,524	$1,134,516,315
CRE loans
Owner-occupied CRE	449,056,125	332,742,477
Commercial construction, land development, and other land	224,295,259	186,402,404
Other non owner-occupied CRE	1,053,974,806	784,347,000
	1,727,326,190	1,303,491,882
Direct financing leases **	126,751,783	141,448,232
Residential real estate loans ***	309,287,535	258,646,265
Installment and other consumer loans	100,191,471	118,610,799
	3,644,099,503	2,956,713,493
Plus deferred loan/lease origination costs, net of fees	9,286,864	7,771,907
	3,653,386,367	2,964,485,400
Less allowance	(43,077,457)	(34,355,728)
	$3,610,308,910	$2,930,129,672
** Direct financing leases:
Net minimum lease payments to be received	$140,055,010	$156,583,887
Estimated unguaranteed residual values of leased assets	929,932	929,932
Unearned lease/residual income	(14,233,159)	(16,065,587)
	126,751,783	141,448,232
Plus deferred lease origination costs, net of fees	4,039,635	4,624,027
	130,791,418	146,072,259
Less allowance	(2,632,247)	(2,382,098)
	$128,159,171	$143,690,161

*     Includes equipment financing agreements outstanding at m2, totaling $98,823,351 and $66,758,397 as of September 30, 2018 and December 31, 2017, respectively.

**   Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors, which is combined with management's expertise and understanding of the current states of particular industries to determine informal

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider, which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three and nine months ended September 30, 2018 and 2017.

*** Includes residential real estate loans held for sale totaling $2,557,907 and $645,001 as of September 30, 2018, and December 31, 2017, respectively.

Changes in accretable yield for acquired loans were as follows:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total
Balance at the beginning of the period	$(142,048)	$(5,051,424)	$(5,193,472)	$(191,132)	$(6,280,075)	$(6,471,207)
Discount added at acquisition	(293,445)	(7,799,860)	(8,093,305)	(293,445)	(7,799,860)	(8,093,305)
Reclassification of nonaccretable discount to accretable	(891,569)	—	(891,569)	(891,569)	—	(891,569)
Accretion recognized	268,694	1,579,568	1,848,262	317,778	2,808,219	3,125,997
Balance at the end of the period	$(1,058,368)	$(11,271,716)	$(12,330,084)	$(1,058,368)	$(11,271,716)	$(12,330,084)

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total
Balance at the beginning of the period	$(83,860)	$(5,325,471)	$(5,409,331)	$(194,306)	$(9,115,614)	$(9,309,920)
Accretion recognized	25,158	658,547	683,705	135,604	4,448,690	4,584,294
Balance at the end of the period	$(58,702)	$(4,666,924)	$(4,725,626)	$(58,702)	$(4,666,924)	$(4,725,626)

The aging of the loan/lease portfolio by classes of loans/leases as of September 30, 2018 and December 31, 2017 is presented as follows:

	As of September 30, 2018
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

C&I	$1,371,826,021	$143,866	$526,049	$—	$8,046,588	$1,380,542,524
CRE
Owner-Occupied CRE	447,031,462	1,506,334	109,681	—	408,648	449,056,125
Commercial Construction, Land Development, and Other Land	217,512,489	3,994,986	—	1,131,975	1,655,809	224,295,259
Other Non Owner-Occupied CRE	1,043,267,553	413,292	—	—	10,293,961	1,053,974,806
Direct Financing Leases	123,407,592	1,153,460	224,015	—	1,966,716	126,751,783
Residential Real Estate	306,900,388	—	1,142,787	270,413	973,947	309,287,535
Installment and Other Consumer	99,501,411	38,912	413,565	6,967	230,616	100,191,471
	$3,609,446,916	$7,250,850	$2,416,097	$1,409,355	$23,576,285	$3,644,099,503

As a percentage of total loan/lease portfolio	99.05%	0.20%	0.07%	0.04%	0.65%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

	As of December 31, 2017
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

C&I	$1,124,734,486	$8,306,829	$243,647	$—	$1,231,353	$1,134,516,315
CRE
Owner-Occupied CRE	331,868,142	540,435	—	—	333,900	332,742,477
Commercial Construction, Land Development, and Other Land	181,558,092	—	—	—	4,844,312	186,402,404
Other Non Owner-Occupied CRE	782,526,249	572,877	4,146	—	1,243,728	784,347,000
Direct Financing Leases	137,708,397	1,305,191	259,600	—	2,175,044	141,448,232
Residential Real Estate	253,261,821	3,552,709	393,410	74,519	1,363,806	258,646,265
Installment and Other Consumer	117,773,259	517,537	56,760	14,152	249,091	118,610,799
	$2,929,430,446	$14,795,578	$957,563	$88,671	$11,441,234	$2,956,713,493

As a percentage of total loan/lease portfolio	99.08%	0.50%	0.03%	0.00%	0.39%	100.00%

NPLs by classes of loans/leases as of September 30, 2018 and December 31, 2017 are presented as follows:

	As of September 30, 2018
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More	Loans/Leases*	Accruing TDRs	Total NPLs	Total NPLs

C&I	$—	$8,046,588	$677,859	$8,724,447	29.85%
CRE
Owner-Occupied CRE	—	408,648	106,470	515,118	1.76%
Commercial Construction, Land Development, and Other Land	1,131,975	1,655,809	—	2,787,784	9.54%
Other Non Owner-Occupied CRE	—	10,293,961	2,975,703	13,269,664	45.41%
Direct Financing Leases	—	1,966,716	163,681	2,130,397	7.29%
Residential Real Estate	270,413	973,947	305,792	1,550,152	5.30%
Installment and Other Consumer	6,967	230,616	10,410	247,993	0.85%
	$1,409,355	$23,576,285	$4,239,915	$29,225,555	100.00%

*     Nonaccrual loans/leases included $3,036,422 of TDRs, including $336,168 in C&I loans, $2,026,376 in CRE loans, $587,613 in direct financing leases, $82,151 in residential real estate loans, and $4,114 in installment loans.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Changes in the allowance by portfolio segment for the three and nine months ended September 30, 2018 and 2017, respectively, are presented as follows:

	Three Months Ended September 30, 2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

Balance, beginning	$15,233,871	$15,819,040	$2,724,355	$2,433,102	$1,334,708	$37,545,076
Provisions (credits) charged to expense	3,698,588	2,254,313	124,803	131,977	(3,853)	6,205,828
Loans/leases charged off	(87,040)	(387,499)	(427,638)	(58,241)	(30,230)	(990,648)
Recoveries on loans/leases previously charged off	71,440	30,344	210,727	—	4,690	317,201
Balance, ending	$18,916,859	$17,716,198	$2,632,247	$2,506,838	$1,305,315	$43,077,457

	Three Months Ended September 30, 2017
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

Balance, beginning	$14,207,733	$12,999,233	$2,638,301	$2,430,454	$1,080,911	$33,356,632
Provisions (credits) charged to expense	469,977	1,349,393	179,190	(11,654)	99,530	2,086,436
Loans/leases charged off	(338,361)	—	(268,669)	(25,822)	(16,872)	(649,724)
Recoveries on loans/leases previously charged off	63,366	10,748	103,936	6,000	4,947	188,997
Balance, ending	$14,402,715	$14,359,374	$2,652,758	$2,398,978	$1,168,516	$34,982,341

	Nine Months Ended September 30, 2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

Balance, beginning	$14,323,036	$13,962,688	$2,382,098	$2,466,431	$1,221,475	$34,355,728
Provisions charged to expense	5,283,763	4,091,170	1,417,494	149,923	104,052	11,046,402
Loans/leases charged off	(911,429)	(387,499)	(1,505,824)	(110,566)	(36,063)	(2,951,381)
Recoveries on loans/leases previously charged off	221,489	49,839	338,479	1,050	15,851	626,708
Balance, ending	$18,916,859	$17,716,198	$2,632,247	$2,506,838	$1,305,315	$43,077,457

	Nine Months Ended September 30, 2017
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

Balance, beginning	$12,545,110	$11,670,609	$3,111,898	$2,342,344	$1,087,487	$30,757,448
Provisions charged to expense	2,345,121	2,655,521	981,877	148,017	84,002	6,214,538
Loans/leases charged off	(630,704)	(10,375)	(1,611,432)	(101,006)	(40,436)	(2,393,953)
Recoveries on loans/leases previously charged off	143,188	43,619	170,415	9,623	37,463	404,308
Balance, ending	$14,402,715	$14,359,374	$2,652,758	$2,398,978	$1,168,516	$34,982,341

The allowance by impairment evaluation and by portfolio segment as of September 30, 2018 and December 31, 2017 is presented as follows:

	As of September 30, 2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

Allowance for impaired loans/leases	$4,787,321	$3,555,829	$363,439	$226,263	$102,649	$9,035,501
Allowance for nonimpaired loans/leases	14,129,538	14,160,369	2,268,808	2,280,575	1,202,666	34,041,956
	$18,916,859	$17,716,198	$2,632,247	$2,506,838	$1,305,315	$43,077,457

Impaired loans/leases	$11,064,848	$15,944,006	$2,147,125	$1,148,009	$241,614	$30,545,602
Nonimpaired loans/leases	1,369,477,676	1,711,382,184	124,604,658	308,139,526	99,949,857	3,613,553,901
	$1,380,542,524	$1,727,326,190	$126,751,783	$309,287,535	$100,191,471	$3,644,099,503

Allowance as a percentage of impaired loans/leases	43.27%	22.30%	16.93%	19.71%	42.48%	29.58%
Allowance as a percentage of nonimpaired loans/leases	1.03%	0.83%	1.82%	0.74%	1.20%	0.94%
Total allowance as a percentage of total loans/leases	1.37%	1.03%	2.08%	0.81%	1.30%	1.18%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the nine months ended September 30, 2018 are presented as follows:

						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$4,549,509	$4,563,785	$—	$2,139,521	$145,605	$145,605
CRE
Owner-Occupied CRE	288,409	288,409	—	288,936	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	2,018,910	2,018,910	—	504,880	26,649	26,649
Direct Financing Leases	1,569,905	1,569,905	—	2,295,387	10,852	10,852
Residential Real Estate	663,167	737,946	—	649,064	207	207
Installment and Other Consumer	130,814	130,814	—	104,290	—	—
	$9,220,714	$9,309,769	$—	$5,982,078	$183,313	$183,313

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$6,515,339	$6,515,339	$4,787,321	$1,845,156	$5,878	$5,878
CRE
Owner-Occupied CRE	138,201	138,201	34,701	145,082	—	—
Commercial Construction, Land Development, and Other Land	5,801,618	5,801,618	2,145,425	5,116,524	—	—
Other Non Owner-Occupied CRE	7,696,868	7,696,868	1,375,703	1,924,217	8,506	8,506
Direct Financing Leases	577,220	577,220	363,439	532,999	—	—
Residential Real Estate	484,842	507,918	226,263	447,006	8,877	8,877
Installment and Other Consumer	110,800	110,800	102,649	127,434	229	229
	$21,324,888	$21,347,964	$9,035,501	$10,138,418	$23,490	$23,490

Total Impaired Loans/Leases:
C&I	$11,064,848	$11,079,124	$4,787,321	$3,984,677	$151,483	$151,483
CRE
Owner-Occupied CRE	426,610	426,610	34,701	434,018	—	—
Commercial Construction, Land Development, and Other Land	5,801,618	5,801,618	2,145,425	5,116,524	—	—
Other Non Owner-Occupied CRE	9,715,778	9,715,778	1,375,703	2,429,097	35,155	35,155
Direct Financing Leases	2,147,125	2,147,125	363,439	2,828,386	10,852	10,852
Residential Real Estate	1,148,009	1,245,864	226,263	1,096,070	9,084	9,084
Installment and Other Consumer	241,614	241,614	102,649	231,724	229	229
	$30,545,602	$30,657,733	$9,035,501	$16,120,496	$206,803	$206,803

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management's current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended September 30, 2018 and 2017, respectively, are presented as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
			Interest Income			Interest Income
	Average		Recognized for	Average		Recognized for
	Recorded	Interest Income	Cash Payments	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Recognized	Received	Investment	Recognized	Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$2,794,748	$16,792	$16,792	$1,301,977	$25,816	$25,816
CRE
Owner-Occupied CRE	288,611	—	—	53,661	6,783	6,783
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	1,009,590	9,189	9,189	1,173,629	—	—
Direct Financing Leases	1,780,494	2,483	2,483	2,820,518	39,759	39,759
Residential Real Estate	665,567	207	207	690,791	—	—
Installment and Other Consumer	115,314	—	—	139,533	—	—
	$6,654,324	$28,671	$28,671	$6,180,109	$72,358	$72,358

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$3,401,073	$1,916	$1,916	$5,157,671	$53,127	$53,127
CRE
Owner-Occupied CRE	140,495	—	—	155,020	—	—
Commercial Construction, Land Development, and Other Land	5,483,757	—	—	4,345,880	—	—
Other Non Owner-Occupied CRE	3,848,434	8,506	8,506	4,929,960	—	—
Direct Financing Leases	557,572	—	—	893,042	—	—
Residential Real Estate	461,398	2,984	2,984	550,476	5,601	5,601
Installment and Other Consumer	113,122	69	69	48,164	99	99
	$14,005,851	$13,475	$13,475	$16,080,213	$58,827	$58,827

Total Impaired Loans/Leases:
C&I	$6,195,821	$18,708	$18,708	$6,459,648	$78,943	$78,943
CRE
Owner-Occupied CRE	429,106	—	—	208,681	6,783	6,783
Commercial Construction, Land Development, and Other Land	5,483,757	—	—	4,345,880	—	—
Other Non Owner-Occupied CRE	4,858,024	17,695	17,695	6,103,589	—	—
Direct Financing Leases	2,338,066	2,483	2,483	3,713,560	39,759	39,759
Residential Real Estate	1,126,965	3,191	3,191	1,241,267	5,601	5,601
Installment and Other Consumer	228,436	69	69	187,697	99	99
	$20,660,175	$42,146	$42,146	$22,260,322	$131,185	$131,185

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management's current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
		CRE
			Non Owner-Occupied
			Commercial
			Construction,
			Land
		Owner-Occupied	Development,			As a % of
Internally Assigned Risk Rating	C&I	CRE	and Other Land	Other CRE	Total	Total

Pass (Ratings 1 through 5)	$1,236,971,045	$438,799,404	$216,655,705	$1,021,710,298	$2,914,136,452	96.85%
Special Mention (Rating 6)	28,051,461	6,972,157	3,850,042	10,356,053	49,229,713	1.64%
Substandard (Rating 7)	16,693,746	3,284,564	3,789,512	21,908,455	45,676,277	1.51%
Doubtful (Rating 8)	2,921	—	—	—	2,921	—%
	$1,281,719,173	$449,056,125	$224,295,259	$1,053,974,806	$3,009,045,363	100.00%

	As of September 30, 2018
		Direct Financing	Residential Real	Installment and		As a % of
Delinquency Status *	C&I	Leases	Estate	Other Consumer	Total	Total

Performing	$98,150,050	$124,621,386	$307,737,383	$99,943,478	$630,452,297	99.28%
Nonperforming	673,301	2,130,397	1,550,152	247,993	4,601,843	0.72%
	$98,823,351	$126,751,783	$309,287,535	$100,191,471	$635,054,140	100.00%

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

As of September 30, 2018 and December 31, 2017, TDRs totaled $7,276,337 and $9,394,967, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three and nine months ended September 30, 2018 and 2017. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

charge-offs at the time of the restructuring.  No loans were restructured during the three months ended September 30, 2018.

	For the three months ended September 30, 2018				For the three months ended September 30, 2017
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number of	Recorded	Recorded	Specific	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance	Loans / Leases	Investment	Investment	Allowance

CONCESSION - Significant Payment Delay
C&I	1	$273,717	$273,717	$273,717	4	$620,452	$620,452	$—
Other Non Owner-Occupied CRE	2	980,899	980,899	60,000	—	—	—	—
Direct Financing Leases	2	44,374	44,374	—	4	416,597	416,597	—
	5	$1,298,990	$1,298,990	$333,717	8	$1,037,049	$1,037,049	$—

CONCESSION - Extension of Maturity
Other Non Owner-Occupied CRE	2	$2,975,703	$2,975,703	$815,703	—	$—	$—	$—
Residential Real Estate	1	35,287	35,287	—	—	—	—	—
	3	$3,010,990	$3,010,990	$815,703	—	$—	$—	$—

TOTAL	8	$4,309,980	$4,309,980	$1,149,420	8	$1,037,049	$1,037,049	$—

	For the nine months ended September 30, 2018				For the nine months ended September 30, 2017
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number of	Recorded	Recorded	Specific	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans/Leases	Investment	Investment	Allowance	Loans/Leases	Investment	Investment	Allowance

CONCESSION - Significant Payment Delay
C&I	1	$273,717	$273,717	$273,717	7	$801,650	$801,650	$—
Other Non Owner-Occupied CRE	2	980,899	980,899	60,000	—	—	—	—
Real Estate	1	46,320	46,320	—	—	—	—	—
Direct Financing Leases	4	91,898	91,898	—	27	1,889,000	1,889,000	—
	8	$1,392,834	$1,392,834	$333,717	34	$2,690,650	$2,690,650	$—

CONCESSION - Extension of Maturity
Other Non Owner-Occupied CRE	2	$2,975,703	$2,975,703	$815,703	—	$—	$—	$—
Residential Real Estate	1	35,287	35,287	—	—	—	—	—
Direct Financing Leases	—	—	—	—	2	104,382	104,382	—
	3	$3,010,990	$3,010,990	$815,703	2	$104,382	$104,382	$—

TOTAL	11	$4,403,824	$4,403,824	$1,149,420	36	$2,795,032	$2,795,032	$—

Of the loans restructured during the nine months ended September 30, 2018, four with a post-modification recorded balance of $1,300,424 were on nonaccrual. Of the loans restructured during the nine moths ended September 30, 2017, three with a post-modification recorded balance of $1,384,680 were on nonaccrual. For the three and nine months ended September 30, 2018, two of the Company's TDRs redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. These TDRs related to customers whose loans were restructured in the third quarter of 2018 with pre-modification balances totaling $774 thousand.

For the three and nine months ended September 30, 2017, four of the Company's TDRs redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. Two of these TDRs were related to the one customer whose loans were restructured in the second quarter of 2017 with pre-modification balances totaling $112 thousand and the other two TDRs related to another customer whose loans were restructured in the fourth quarter of 2016 with pre-modification balances totaling $195 thousand.

Not included in the table above, the Company had 8 TDRs that were restructured and charged off in 2018, totaling $577,377.  The Company had 2 TDRs that were restructured and charged off in 2017, totaling $65,623.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 5 – DERIVATIVES

The Company uses interest rate swap and cap instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.  The Company entered into interest rate caps on June 5, 2014 to hedge against the risk of rising interest rates on short-term liabilities.  The short-term liabilities consist of $30.0 million of 1-month FHLB advances, and the benchmark rate hedged is 1-month LIBOR.  The interest rate caps are designated as a cash flow hedge in accordance with ASC 815.  An initial premium of $2.1 million was paid upfront for the two caps.  The details of the interest rate caps are as follows:

			Balance Sheet		1-Month LIBOR	Fair Value as of
Hedged Instrument	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	September 30, 2018	December 31, 2017
1-month FHLB Advance	6/3/2014	6/5/2019	Other Assets	$15,000,000	1.00%	$164,214	$190,085
1-month FHLB Advance	6/5/2014	6/5/2021	Other Assets	15,000,000	1.50%	539,253	316,615
				$30,000,000		$703,467	$506,700

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

			Balance Sheet				Fair Value as of
Hedged Instrument	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	September 30, 2018
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Other Liabilities	$10,000,000	5.19%	5.85%	$54,280
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Other Liabilities	8,000,000	5.19%	5.85%	43,424
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Other Liabilities	10,000,000	3.90%	4.54%	52,884
Community National Statutory Trust II	9/20/2018	9/20/2028	Other Liabilities	3,000,000	4.49%	5.17%	15,703
Community National Statutory Trust III	9/15//2018	9/15/2028	Other Liabilities	3,500,000	4.09%	4.75%	17,956
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Other Liabilities	4,500,000	4.09%	4.75%	23,086
				$39,000,000	4.58%	5.24%	$207,333

Changes in fair values of derivatives designated as cash flow hedges are recorded in OCI to the extent the hedge is effective, and reclassified to earnings as the hedged transaction (interest payments on debt) impact earnings.

The caps and swaps are valued by the transaction counterparty on a monthly basis and corroborated by a third party annually.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 6 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$8,808,835	$7,853,935	$29,804,181	$25,804,917

Basic EPS	$0.56	$0.60	$2.06	$1.96
Diluted EPS	$0.55	$0.58	$2.02	$1.91

Weighted average common shares outstanding	15,625,123	13,151,350	14,477,783	13,151,672
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	297,201	356,605	308,994	357,894
Weighted average common and common equivalent shares outstanding	15,922,324	13,507,955	14,786,777	13,509,566

The increase in weighted average common shares outstanding when comparing the three and nine months ended September 30, 2018 to September 30, 2017 was primarily due to the common stock issuance as a result of the merger with Springfield Banshares as discussed in Note 2 of the Consolidated Financial Statements, and in connection with the acquisition of Guaranty Bank.

NOTE 7 – FAIR VALUE

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Assets and liabilities measured at fair value on a recurring basis comprise the following at September 30, 2018 and December 31, 2017:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2018:
Securities AFS:
U.S. govt. sponsored agency securities	$36,491,749	$—	$36,491,749	$—
Residential mortgage-backed and related securities	155,732,596	—	155,732,596	—
Municipal securities	58,904,207	—	58,904,207	—
Other securities	4,194,890	—	4,194,890	—
Interest rate caps	703,467	—	703,467	—
Interest rate swaps - assets	7,045,220	—	7,045,220	—
Total assets measured at fair value	$263,072,129	$—	$263,072,129	$—

Interest rate swaps - liabilities	$6,837,887	$—	$6,837,887	$—
Total liabilities measured at fair value	$6,837,887	$—	$6,837,887	$—

December 31, 2017:
Securities AFS:
U.S. govt. sponsored agency securities	$38,096,534	$—	$38,096,534	$—
Residential mortgage-backed and related securities	163,301,304	—	163,301,304	—
Municipal securities	66,625,496	—	66,625,496	—
Other securities	4,884,573	1,028	4,883,545	—
Interest rate caps	506,700	—	506,700	—
Interest rate swaps - assets	4,397,238	—	4,397,238	—
Total assets measured at fair value	$277,811,845	$1,028	$277,810,817	$—

Interest rate swaps - liabilities	$4,397,238	$—	$4,397,238	$—
Total liabilities measured at fair value	$4,397,238	$—	$4,397,238	$—

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three and nine months ended September 30, 2018 or 2017.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprise the following at September 30, 2018 and December 31, 2017:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
September 30, 2018:
Impaired loans/leases	$13,400,072	$—	$—	$13,400,072
OREO	13,180,082	—	—	13,180,082
	$26,580,154	$—	$—	$26,580,154

December 31, 2017:
Impaired loans/leases	$8,972,337	$—	$—	$8,972,337
OREO	14,642,973	—	—	14,642,973
	$23,615,310	$—	$—	$23,615,310

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	September 30,	December 31,
	2018	2017	Valuation Technique	Unobservable Input	Range
Impaired loans/leases	$13,400,072	$8,972,337	Appraisal of collateral	Appraisal adjustments	(10.00)%	to	(30.00)%
OREO	13,180,082	14,642,973	Appraisal of collateral	Appraisal adjustments	0.00%	to	(35.00)%

For the impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three and nine months ended September 30, 2018 and 2017.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of September 30, 2018		As of December 31, 2017
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Cash and due from banks	Level 1	$73,406,657	$73,406,657	$75,721,663	$75,721,663
Federal funds sold	Level 2	33,070,000	33,070,000	30,197,000	30,197,000
Interest-bearing deposits at financial institutions	Level 2	96,590,367	96,590,367	55,765,012	55,765,012
Investment securities:
HTM	Level 2	395,421,195	392,621,219	379,474,205	379,749,804
AFS	See Previous Table	255,323,442	255,323,442	272,907,907	272,907,907
Loans/leases receivable, net	Level 3	12,407,474	13,400,072	8,307,719	8,972,337
Loans/leases receivable, net	Level 2	3,597,901,436	3,527,043,000	2,921,821,953	2,892,963,000
Interest rate caps	Level 2	703,467	703,467	506,700	506,700
Interest rate swaps - assets	Level 2	7,045,220	7,045,220	4,397,238	4,397,238
Deposits:
Nonmaturity deposits	Level 2	2,917,002,466	2,917,002,466	2,670,583,178	2,670,583,178
Time deposits	Level 2	871,274,455	863,227,000	596,071,878	591,772,000
Short-term borrowings	Level 2	12,929,499	12,929,499	13,993,122	13,993,122
FHLB advances	Level 2	359,128,925	358,357,000	192,000,000	192,115,000
Other borrowings	Level 2	73,950,426	74,600,000	66,000,000	66,520,000
Junior subordinated debentures	Level 2	37,626,070	29,946,263	37,486,487	29,253,624
Interest rate swaps - liabilities	Level 2	6,837,887	6,837,887	4,397,238	4,397,238

NOTE 8 – BUSINESS SEGMENT INFORMATION

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Selected financial information on the Company's business segments is presented as follows as of and for the three and nine months ended September 30, 2018 and 2017.

	Commercial Banking					Wealth		Intercompany	Consolidated
	QCBT	CRBT	CSB	RB&T	SFC Bank	Management	All other	Eliminations	Total
Three Months Ended September 30, 2018
Total revenue	$17,321,929	$16,799,795	$8,888,955	$5,244,856	$7,360,191	$3,255,241	$12,475,438	$(12,707,109)	$58,639,296
Net interest income	12,218,192	10,832,532	7,101,066	3,414,760	5,700,566	—	(958,624)	4,991	38,313,483
Provision	409,086	452,742	20,000	4,849,000	475,000	—	—	—	6,205,828
Net income (loss)	4,827,397	4,868,765	2,533,392	(2,519,016)	2,197,448	768,095	8,600,144	(12,467,390)	8,808,835
Goodwill	3,222,688	14,979,984	9,888,225	—	45,527,529	—	—	—	73,618,426
Core deposit intangible	—	3,313,000	4,852,300	—	7,971,614	—	—	—	16,136,914
Total assets	1,579,327,112	1,354,294,043	734,535,978	484,059,163	623,519,770	—	554,345,558	(537,349,129)	4,792,732,495

Three Months Ended September 30, 2017
Total revenue	$11,771,842	$10,892,025	$7,678,006	$4,534,768	$—	$2,689,853	$10,028,660	$(7,052,986)	$40,542,168
Net interest income	11,664,970	7,903,483	6,379,111	3,245,346	—	—	(636,562)	—	28,556,348
Provision	1,140,436	200,000	574,000	172,000	—	—	—	—	2,086,436
Net income	3,929,158	3,130,319	1,669,209	726,926	—	539,091	7,853,935	(9,994,703)	7,853,935
Goodwill	3,222,688	—	9,888,225	—	—	—	—	—	13,110,913
Core deposit intangible	—	1,122,263	5,566,350	—	—	—	—	—	6,688,613
Total assets	1,456,251,244	1,007,062,151	631,963,143	445,098,530	—	—	395,697,820	(385,609,794)	3,550,463,094

Nine Months Ended September 30, 2018
Total revenue	$49,812,373	$49,301,104	$25,458,573	$15,362,717	$7,360,191	$9,560,319	$38,031,924	$(38,449,680)	$156,437,521
Net interest income	36,628,528	32,149,435	20,579,523	10,281,763	5,700,566	—	(2,543,909)	4,991	102,800,897
Provision for loan/lease losses	2,783,988	1,682,312	816,602	5,288,500	475,000	—	—	—	11,046,402
Net income (loss)	13,796,167	14,190,335	6,560,327	(964,098)	2,197,448	2,335,871	29,520,347	(37,832,216)	29,804,181
Goodwill	3,222,688	14,979,984	9,888,225	—	45,527,529	—	—	—	73,618,426
Core deposit intangible	—	3,313,000	4,852,300	—	7,971,614	—	—	—	16,136,914
Total assets	1,579,327,112	1,354,294,043	734,535,978	484,059,163	623,519,770	—	554,345,558	(537,349,129)	4,792,732,495

Nine Months Ended September 30, 2017
Total revenue	$39,517,823	$31,428,339	$23,981,019	$12,723,998	$—	$7,952,495	$30,086,617	$(27,283,484)	$118,406,807
Net interest income	34,381,270	22,107,955	20,326,439	9,308,932	—	—	(1,852,668)	—	84,271,928
Provision for loan/lease losses	2,624,538	750,000	2,209,000	631,000	—	—	—	—	6,214,538
Net income	11,657,941	8,893,461	5,484,383	2,406,337	—	1,554,618	25,804,917	(29,996,740)	25,804,917
Goodwill	3,222,688	—	9,888,225	—	—	—	—	—	13,110,913
Core deposit intangible	—	1,122,263	5,566,350	—	—	—	—	—	6,688,613
Total assets	1,456,251,244	1,007,062,151	631,963,143	445,098,530	—	—	395,697,820	(385,609,794)	3,550,463,094

NOTE 9 – REGULATORY CAPITAL REQUIREMENTS

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of September 30, 2018 and December 31, 2017, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks' actual capital amounts and ratios as of September 30, 2018 and December 31, 2017 are presented in the following table (dollars in thousands). As of September 30, 2018 and December 31, 2017, each of the subsidiary banks met the requirements to be “well capitalized”.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2018:
Company:
Total risk-based capital	$449,655	10.87%	$330,798	>	8.00%	$408,329	>	9.875%	$413,497	>	10.00%
Tier 1 risk-based capital	406,578	9.83%	248,098	>	6.00	325,629	>	7.875	330,798	>	8.00
Tier 1 leverage	406,578	8.87%	183,278	>	4.00	183,278	>	4.000	229,098	>	5.00
Common equity Tier 1	368,952	8.92%	186,074	>	4.50	263,605	>	6.375	268,773	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$160,806	11.72%	$109,744	>	8.00%	$135,466	>	9.875%	$137,180	>	10.00%
Tier 1 risk-based capital	147,532	10.75%	82,308	>	6.00	108,029	>	7.875	109,744	>	8.00
Tier 1 leverage	147,532	9.32%	63,297	>	4.00	63,297	>	4.000	79,121	>	5.00
Common equity Tier 1	147,532	10.75%	61,731	>	4.50	87,452	>	6.375	89,167	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$145,066	11.79%	$98,462	>	8.00%	$121,540	>	9.875%	$123,078	>	10.00%
Tier 1 risk-based capital	131,839	10.71%	73,847	>	6.00	96,924	>	7.875	98,462	>	8.00
Tier 1 leverage	131,839	9.83%	53,659	>	4.00	53,659	>	4.000	67,074	>	5.00
Common equity Tier 1	131,839	10.71%	55,385	>	4.50	78,462	>	6.375	80,001	>	6.50
Community State Bank:
Total risk-based capital	$72,601	11.43%	$50,801	>	8.00%	$62,708	>	9.875%	$63,501	>	10.00%
Tier 1 risk-based capital	67,149	10.57%	38,101	>	6.00	50,007	>	7.875	50,801	>	8.00
Tier 1 leverage	67,149	9.62%	27,918	>	4.00	27,918	>	4.000	34,898	>	5.00
Common equity Tier 1	67,149	10.57%	28,576	>	4.50	40,482	>	6.375	41,276	>	6.50
Rockford Bank & Trust:
Total risk-based capital	$45,314	10.19%	$35,583	>	8.00%	$43,923	>	9.875%	$44,479	>	10.00%
Tier 1 risk-based capital	39,692	8.92%	26,688	>	6.00	35,027	>	7.875	35,583	>	8.00
Tier 1 leverage	39,692	8.20%	19,365	>	4.00	19,365	>	4.000	24,207	>	5.00
Common equity Tier 1	39,692	8.92%	20,016	>	4.50	28,356	>	6.375	28,912	>	6.50
Springfield First Community Bank:
Total risk-based capital	$54,108	11.64%	$37,196	>	8.00%	$45,914	>	9.875%	$46,495	>	10.00%
Tier 1 risk-based capital	48,870	10.51%	27,897	>	6.00	36,615	>	7.875	37,196	>	8.00
Tier 1 leverage	48,870	9.31%	20,988	>	4.00	20,988	>	4.000	26,235	>	5.00
Common equity Tier 1	48,870	10.51%	20,923	>	4.50	29,640	>	6.375	30,222	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2017:
Company:
Total risk-based capital	$383,282	11.15%	$275,090	>	8.00%	$318,073	>	9.25%	$343,862	>	10.00%
Tier 1 risk-based capital	348,530	10.14%	206,317	>	6.00	249,300	>	7.25	275,090	>	8.00
Tier 1 leverage	348,530	8.98%	155,256	>	4.00	155,256	>	4.00	194,070	>	5.00
Common equity Tier 1	313,012	9.10%	154,738	>	4.50	197,721	>	5.75	223,510	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$160,112	12.35%	$103,711	>	8.00%	$119,916	>	9.25%	$129,639	>	10.00%
Tier 1 risk-based capital	147,472	11.38%	77,783	>	6.00	93,988	>	7.25	103,711	>	8.00
Tier 1 leverage	147,472	9.52%	61,985	>	4.00	61,985	>	4.00	77,481	>	5.00
Common equity Tier 1	147,472	11.38%	58,337	>	4.50	74,542	>	5.75	84,265	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$138,492	11.88%	$93,272	>	8.00%	$107,846	>	9.25%	$116,590	>	10.00%
Tier 1 risk-based capital	126,601	10.86%	69,954	>	6.00	84,528	>	7.25	93,272	>	8.00
Tier 1 leverage	126,601	11.68%	43,348	>	4.00	43,348	>	4.00	54,185	>	5.00
Common equity Tier 1	126,601	10.86%	52,465	>	4.50	67,039	>	5.75	75,783	>	6.50
Community State Bank:
Total risk-based capital	$66,271	11.71%	$45,293	>	8.00%	$52,370	>	9.25%	$56,616	>	10.00%
Tier 1 risk-based capital	61,941	10.94%	33,970	>	6.00	41,047	>	7.25	45,293	>	8.00
Tier 1 leverage	61,941	9.77%	25,354	>	4.00	25,354	>	4.00	31,693	>	5.00
Common equity Tier 1	61,941	10.94%	25,477	>	4.50	32,554	>	5.75	36,801	>	6.50
Rockford Bank & Trust:
Total risk-based capital	$45,684	11.28%	$32,413	>	8.00%	$37,477	>	9.25%	$40,516	>	10.00%
Tier 1 risk-based capital	40,615	10.02%	24,310	>	6.00	29,374	>	7.25	32,413	>	8.00
Tier 1 leverage	40,615	8.94%	18,177	>	4.00	18,177	>	4.00	22,721	>	5.00
Common equity Tier 1	40,615	10.02%	18,232	>	4.50	23,297	>	5.75	26,335	>	6.50

*     The minimums under Basel III increase by .625% (the capital conservation buffer) annually until 2019. The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Common equity Tier 1).

NOTE 10 – REVENUE RECOGNITION

As of January 1, 2018, the Company adopted ASU 2014‑09 using the modified retrospective approach. The adoption of the guidance had no material impact on the measurement or recognition of revenue as approximately 89% of the Company's revenue (based on 2017 audited financial results) is outside the scope of this guidance; however, additional

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

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

NOTE 11 –SUBSEQUENT EVENTS - ACQUISITIONS

BATES COMPANIES

On October 1, 2018 the Company announced the successful completion of the previously announced acquisition of the Bates Companies, headquartered in Rockford, Illinois. The acquisition and subsequent merger of the Bates Companies into RB&T will enhance the wealth management services of RB&T by adding approximately $700 million of assets under management.

In the acquisition, the Company acquired 100% of the Bates Companies' outstanding common stock for an aggregate consideration of $3.0 million cash and up to $3.0 million of the Company's common stock.  Of the total cash consideration, $1.5 million in cash was paid at closing.  This was funded through operating cash.  The additional $1.5 million was recorded as a promissory note and will be repaid in five equal, annual installments of $300,000 each on the first through fifth anniversaries of the closing date.  Interest will be paid at a rate of 2.18% per annum, based on the applicable federal rate as of the closing date.  Additionally, in a private placement exempt from registration with the SEC, the Company will issue $1.0 million  of Company stock in November 2018.  Assuming all future performance based contingent consideration is realized, total stock consideration can reach $3.0 million, which would result in the Company issuing approximately 70,504 common shares based on the 10-day volume weighted average of the closing stock price of the Company ending five days prior to closing.

During the first nine months of 2018, the Company incurred $401 thousand of expenses related to the acquisition, comprised primarily of legal and accounting costs.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three and nine months ending September 30, 2018. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. The page locations and specific sections and notes that are referred to are presented in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

QCR Holdings, Inc. is a financial holding company and the parent company of QCBT, CRBT, CSB, RB&T and SFC Bank.

QCBT, CRBT and CSB are Iowa-chartered commercial banks, RB&T is an Illinois-chartered commercial bank and SFC Bank is a Missouri-chartered commercial bank. With the exception of SFC Bank, all are members of the Federal Reserve system with depository accounts insured to the maximum amount permitted by law by the FDIC.  SFC Bank’s application to become a member of the Federal Reserve system is in process with the Federal Reserve.

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

•

CSB was acquired by the Company in 2016 and provides full-service commercial and consumer banking to the Des Moines, Iowa area and adjacent communities through its 10 offices, including its main office located on North Ankeny Boulevard in Ankeny, Iowa.

•

RB&T commenced operations in January 2005 and provides full-service commercial and consumer banking, and trust and asset management services to Rockford, Illinois and adjacent communities through its main office located on Guilford Road at Alpine Road in Rockford and its branch facility in downtown Rockford.

•

SFC Bank was merged into the Company in 2018, as further described in Note 2 to the Consolidated Financial Statements.  SFC Bank provides full-service commercial and consumer banking to the Springfield, Missouri area through its branch office located on Glenstone Avenue in Springfield, Missouri.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

EXECUTIVE OVERVIEW

The Company reported net income of $8.8 million and diluted EPS of $0.55 for the quarter ended September 30, 2018. By comparison, for the quarter ended June 30, 2018, the Company reported net income of $10.4 million and diluted EPS of $0.73. For the quarter ended September 30, 2017, the Company reported net income of $7.9 million and diluted EPS of $0.58.  For the nine months ended September 30, 2018, the Company reported net income of $29.8 million, and diluted EPS of $2.02.  By comparison, for the nine months ended September 30, 2017, the Company reported net income of $25.8 million, and diluted EPS of $1.91.

The third quarter of 2018 was highlighted by several significant items:

•	Net income of $8.8 million, or $0.55 per diluted share;
•	Core net income (non-GAAP) of $10.4 million, or $0.65 per diluted share;
•	Annualized loan and lease growth of 7.9% for the quarter and 10.5% year-to-date;
•	Provision for loan and lease losses of $6.2 million for the quarter;
•	Nonperforming loans increased $15.3 million; and
•	Completion of merger with Springfield Bancshares, Inc. on July 1, 2018.

Following is a table that represents various net income measurements for the Company.

	For the three months ended			For the nine months ended
	September 30, 2018	December 31, 2017	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$8,808,835	$9,901,590	$7,853,935	$29,804,181	$25,804,917

Diluted earnings per common share	$0.55	$0.70	$0.58	$2.02	$1.91

Weighted average common and common equivalent shares outstanding	15,922,324	14,193,191	13,507,955	14,786,777	13,509,566

The increase in weighted average common shares outstanding from September 30, 2017 to September 30, 2018 was primarily due to the common stock issued as a result of the merger with Springfield Bancshares and the acquisition of Guaranty Bank.

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended			For the nine months ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net interest income	$38,313,483	$32,084,496	$28,556,348	$102,800,897	$84,271,928
Provision expense	6,205,828	2,300,735	2,086,436	11,046,402	6,214,538
Noninterest income	8,808,825	8,912,266	6,701,303	26,262,540	20,767,575
Noninterest expense	30,499,610	26,369,823	23,395,747	82,732,930	66,073,493
Federal and state income tax expense	1,608,035	1,880,819	1,921,533	5,479,924	6,946,555
Net income	$8,808,835	$10,445,385	$7,853,935	$29,804,181	$25,804,917

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following are some noteworthy changes in the Company's financial results:

•

Net interest income in the third quarter of 2018 was up 19% compared to the second quarter of 2018.  Net interest income increased 34% compared to the third quarter of 2017 and 22% when comparing the first nine months of 2018 to the same period in the prior year.  This increase was primarily due to strong loan and lease growth and the acquisitions of SFC Bank and Guaranty Bank.

•

Provision expense in the third quarter of 2018 increased 170% compared to the second quarter of 2018 and increased 197% from the same period of 2017.  Provision expense increased 78% in the first nine months of 2018 from the same period of 2017.  The increase was primarily attributable to  two unrelated borrowers as well as to strong loan growth and accounting for acquired loans (as acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance).  See the Provision for Loan Lease Losses section of this report for additional details.

•

Noninterest income in the third quarter of 2018 decreased 1% compared to the second quarter of 2018 primarily due to lower swap fee income. Noninterest income in the third quarter of 2018 increased 31% from the third quarter of 2017 and 26% when comparing the first nine months of 2018 to the same period in the prior year.  This increase was primarily attributable to higher swap fee income as well as solid growth in wealth management fee income and the acquisitions of Guaranty Bank and SFC Bank.

•

Noninterest expense increased 16% from the second quarter of 2018. Noninterest expense increased 30% from the third quarter of 2017 and 25% when comparing the first nine months of 2018 to the same period in the prior year primarily due to the acquisitions of Guaranty Bank and SFC Bank.

•

Federal and state income tax expense in the third quarter of 2018 decreased 15% compared to the second quarter of 2018. Federal and state income tax expense in the third quarter of 2018 decreased 16% compared to the third quarter of 2017 and decreased 21% when comparing the first nine months of 2018 to the same period in the prior year primarily due to a lower federal tax rate. See the “Income Taxes” section of this Report for additional details.

LONG-TERM FINANCIAL GOALS

As previously stated, the Company has established certain financial goals by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company's ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10‑K for the year ended December 31, 2017. The Company's long-term financial goals are as follows:

•	Strong organic loan and lease growth in order to maintain a gross loans and leases to total assets ratio in the range of 73 – 78%;
•	Improve profitability (measured by NIM and ROAA);
•	Improve asset quality by reducing NPAs to total assets to below 0.75% and maintain charge-offs as a percentage of average loans/leases of under 0.25% annually;
•	Grow core deposits to maintain reliance on wholesale funding at less than 15% of total assets;
•	Grow noninterest bearing deposits to more than 30% of total assets;

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

•	Continue to focus on generating gains on sales of government guaranteed portions of loans and swap fee income to more than $4 million annually; and
•	Grow wealth management net income by 10% annually.

The following table shows the evaluation of the Company's long-term financial goals:

			For the Quarter Ending
Goal	Key Metric	Target**	September 30, 2018		June 30, 2018		September 30, 2017
Balance sheet efficiency	Gross loans and leases to total assets	73% - 78%	76%		76%		75%
	NIM TEY (non-GAAP)*	> 3.65%	3.60%		3.52%		3.71%
Profitability	ROAA	> 1.10%	0.75%		1.03%		0.90%
	Core ROAA (non-GAAP)*	> 1.10%	0.89%		1.08%		0.97%
Asset quality	NPAs to total assets	< 0.75%	0.87%		0.65%		0.95%
	Net charge-offs to average loans and leases***	< 0.25% annually	0.09%		0.11%		0.11%
Reliance on wholesale funding	Wholesale funding to total assets****	< 15%	16%		13%		12%
Funding mix	Noninterest bearing deposits as a percentage of total assets	> 30%	17%		18%		20%
Consistent, high quality noninterest income revenue streams	Gains on sales of government guaranteed portions of loans and swap fee income***	> $4 million annually	$5.5	million	$5.9	million	$2.4	million
	Grow wealth management net income***	> 10% annually	50%		54%		24%

*       See “GAAP to Non-GAAP” reconciliations section.

**     Targets will be re-evaluated and adjusted as appropriate.

***   Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period that are then annualized for comparison.

**** Wholesale funding to total assets is calculated by dividing total borrowings and brokered deposits by total assets.

STRATEGIC DEVELOPMENTS

The Company took the following actions during the third quarter of 2018 to support its corporate strategy and the long-term financial goals shown above.

•

The Company grew loans and leases in the third quarter of 2018 by 7.9% on an annualized basis, excluding acquired loans of SFC Bank. Strong loan and lease growth for the remainder of the year will help keep the Company's loan and leases to asset ratio within the targeted range of 73‑78%.

•

The Company has participated, and intends to continue to participate, in a prudent manner as an acquirer in the consolidation taking place in our markets to continue to grow EPS, further boost ROAA and improve the Company's efficiency ratio. The Company announced in July 2018 the completion of the merger of Springfield Bancshares. On October 1, 2018 the Company announced the successful completion of the previously announced acquisition of the Bates Companies, headquartered in Rockford, Illinois. The acquisition and subsequent merger of the Bates Companies into RB&T will enhance the wealth management services of RB&T by adding approximately $700 million of assets under management. See Notes 2 and 11 to the Consolidated Financial Statements for additional details about these strategic transactions.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

•

The Company has continued to focus on lowering the NPAs to total assets ratio. This ratio increased by 22 basis points to 0.87%, compared to the second quarter 2018. This increase was primarily due to two large credits in the Rockford, Illinois market. The Company remains committed to improving asset quality ratios in 2018 and beyond.

•

Management has continued to focus on reducing the Company's reliance on wholesale funding, however,  wholesale funding increased 3% in the third quarter of 2018. Management continues to prioritize core deposit growth through a variety of strategies including growth in correspondent banking.

•

Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the three states currently served – Iowa, Illinois and Wisconsin - and to expand into the Missouri market. The Company acts as the correspondent bank for 191 downstream banks with average total noninterest bearing deposits of $197.5 million and average total interest bearing deposits of $221.1 million during the first nine months of 2018. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.

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

•

Wealth management is another core line of business for the Company and includes a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of September 30, 2018, the Company had $2.71 billion of total financial assets in trust (and related) accounts and $1.08 billion of total financial assets in brokerage (and related) accounts. Continued growth in assets under management will help drive trust and investment advisory fees. The Company offers trust and investment advisory services to the correspondent banks that it serves. As management continues to focus on growing wealth management fee income, expanding market share will continue to be a primary strategy, both through organic growth as well as the acquisition of managed assets. On October 1, 2018 the Company announced the successful completion of the previously announced acquisition of the Bates Companies, headquartered in Rockford, Illinois. The acquisition and subsequent merger of the Bates Companies into RB&T will enhance the wealth management services of RB&T by adding approximately $700 million of assets under management.

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

	As of
GAAP TO NON-GAAP	September 30,	June 30,	March 31,	December 31,	September 30,
RECONCILIATIONS	2018	2018	2018	2017	2017
	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$457,387	$369,588	$360,428	$353,287	$313,039
Less: Intangible assets	89,755	36,561	37,108	37,413	19,800
TCE (non-GAAP)	$367,632	$333,027	$323,320	$315,874	$293,239

Total assets (GAAP)	$4,792,732	$4,106,883	$4,026,314	$3,982,665	$3,550,463
Less: Intangible assets	89,755	36,561	37,108	37,413	198,000
TA (non-GAAP)	$4,702,977	$4,070,322	$3,989,206	$3,945,252	$3,352,463

TCE/TA ratio (non-GAAP)	7.82%	8.18%	8.10%	8.01%	8.31%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended			For the Nine Months Ended
	September 30,	June 30,	December 31,	September 30,	September 30,
	2018	2018	2017	2018	2017
	(dollars in thousands,except per share data)
CORE NET INCOME
Net income (GAAP)	$8,809	$10,445	$9,902	$29,804	$25,805
Less nonrecurring items (post-tax) (*):
Income:
Securities gains, net	$—	$—	$(41)	$—	$(16)
Total nonrecurring income (non-GAAP)	$—	$—	$(41)	$—	$(16)
Expense:
Acquisition costs	$1,495	$327	$430	$1,616	$265
Post-acquisition compensation, transition and integration costs	111	130	2,462	520	340
Total nonrecurring expense (non-GAAP)	$1,606	$457	$2,892	$2,136	$605

Adjustment of tax expense related to the Tax Act	$—	$—	$2,919	$—	$—

Core net income (non-GAAP)	$10,415	$10,902	$9,916	$31,940	$26,426

CORE EPS
Core net income (non-GAAP) (from above)	$10,415	$10,902	$9,916	$31,940	$26,426

Weighted average common shares outstanding	15,625,123	13,919,565	13,845,497	14,477,783	13,151,752
Weighted average common and common equivalent shares outstanding	15,922,324	14,232,423	14,193,191	14,786,777	13,509,673

Core EPS (non-GAAP):
Basic	$0.67	$0.78	$0.72	$2.21	$2.01
Diluted	$0.65	$0.77	$0.70	$2.16	$1.96

CORE ROAA
Core net income (non-GAAP) (from above)	$10,415	$10,902	$9,916	$31,940	$26,426

Average Assets	$4,677,875	$4,053,684	$3,923,337	$4,342,083	$3,385,352

Core ROAA (annualized) (non-GAAP)	0.89%	1.08%	1.01%	1.00%	1.04%

NIM (TEY)*
Net interest income (GAAP)	$38,314	$32,085	$31,793	$102,801	$84,272
Plus: Taxequivalent adjustment	1,548	1,462	2,585	4,329	6,632
Net interest income - taxequivalent (non-GAAP)	$39,862	$33,547	$34,378	$107,130	$90,904

Average earning assets	$4,387,487	$3,820,333	$3,699,193	$3,989,099	$3,186,716

NIM (GAAP)	3.46%	3.37%	3.41%	3.45%	3.54%
NIM (TEY) (non-GAAP)	3.60%	3.52%	3.69%	3.59%	3.81%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$30,500	$26,370	$31,351	$82,733	$66,073

Net interest income (GAAP)	$38,314	$32,085	$31,793	$102,801	$84,272
Noninterest income (GAAP)	8,809	8,912	9,714	26,262	20,768
Total income	$47,123	$40,997	$41,507	$129,063	$105,040

Efficiency ratio (noninterest expense/total income) (non-GAAP)	64.72%	64.32%	75.53%	64.10%	62.90%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Net interest income, on a tax equivalent basis, increased 29% to $39.9 million for the quarter ended September 30, 2018, compared to the same quarter of the prior year, and increased 18% to $107.1 million for the nine months ended September 30, 2018 compared to the same period of the prior year. Excluding the tax equivalent adjustments, net interest income increased 34% for the quarter ended September 30, 2018 compared to the same quarter of the prior year, and increased 22% for the nine months ended September 30, 2018 compared to the same period of the prior year. Net interest income improved due to several factors:

•	The merger of SFC Bank in the third quarter of 2018 and the acquisition of Guaranty Bank in the fourth quarter of 2017;
•	Organic loan and lease growth has been strong over the past 12 months pushing loans/leases up to 76% of total assets; and
•

The Company's continued strategy to redeploy funds from the lower yielding taxable securities portfolio into higher yielding loans and municipal bonds, especially with the Company's most recent acquisitions of CSB and Guaranty Bank.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis			GAAP
	For the Quarter Ended			For the Quarter Ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2018	2018	2017	2018	2018	2017
Average Yield on Interest-Earning Assets	4.65%	4.44%	4.34%	4.51%	4.28%	4.06%
Average Cost of Interest-Bearing Liabilities	1.35%	1.21%	0.87%	1.35%	1.21%	0.87%
Net Interest Spread	3.30%	3.23%	3.47%	3.16%	3.07%	3.19%
NIM	3.60%	3.52%	3.71%	3.46%	3.37%	3.43%
NIM Excluding Acquisition Accounting Net Accretion	3.44%	3.46%	3.65%	3.31%	3.31%	3.37%

	Tax Equivalent Basis		GAAP
	For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Average Yield on Interest-Earning Assets	4.51%	4.37%	4.36%	4.10%
Average Cost of Interest-Bearing Liabilities	1.21%	0.78%	1.21%	0.78%
Net Interest Spread	3.30%	3.59%	3.15%	3.32%
NIM	3.59%	3.81%	3.45%	3.54%
NIM Excluding Acquisition Accounting Net Accretion	3.44%	3.56%	3.29%	3.28%

Acquisition accounting net accretion can fluctuate mostly depending on the payoff activity of the acquired loans. In evaluating net interest income and NIM, it's important to understand the impact of acquisition accounting net accretion when comparing periods. The above table reports NIM with and without the acquisition accounting net accretion to allow for more appropriate comparisons.  A comparison of acquisition accounting net accretion included in NIM is as follows:

	For the Quarter Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
	dollars in thousands
Acquisition Accounting Net Accretion in NIM	$1,740	$545	$474	$2,984	$4,028

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NIM on a tax equivalent basis was up 8 basis points on a linked quarter basis.  Excluding acquisition accounting net accretion, NIM was down 2 basis points on a linked quarter basis.  This modest margin compression was primarily due to the following:

•	Increases in the cost of funds due to both mix and rate as the Company continues to grow larger commercial and public deposits which tend to have higher interest rate sensitivity;
•

With the flat yield curve and continued competition in our markets, loan pricing continues to be pressured but the pressure has eased moderately as evidenced by the third quarter results.  The Company had success in widening spreads as core loan yields increased 10 basis points on a linked quarter basis; however, the pace and magnitude of the widening has been offset by the increasing cost of funds; and

•	The majority of the Company’s earning asset growth in the third quarter of 2018 occurred at the end of the quarter.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended September 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$23,199	$105	1.80%	$19,966	$52	1.03%
Interest-bearing deposits at financial institutions	61,815	323	2.07%	42,178	141	1.33%
Investment securities (1)	667,142	5,973	3.55%	593,451	5,808	3.88%
Restricted investment securities	22,683	330	5.77%	17,793	173	3.86%
Gross loans/leases receivable (1) (2) (3)	3,612,648	44,648	4.90%	2,629,626	29,978	4.52%
Total interest earning assets	4,387,487	51,379	4.65%	3,303,014	36,152	4.34%

Noninterest-earning assets:
Cash and due from banks	78,103			64,272
Premises and equipment	72,489			61,585
Less allowance	(38,083)			(34,086)
Other	177,879			108,363
Total assets	$4,677,875			$3,503,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$2,214,480	5,432	0.97%	$1,613,162	2,230	0.55%
Time deposits	825,020	3,290	1.58%	530,120	1,326	0.99%
Short-term borrowings	21,407	78	1.45%	16,138	33	0.81%
FHLB advances	209,111	1,273	2.42%	146,556	608	1.65%
Other borrowings	74,503	925	4.93%	72,617	726	3.97%
Junior subordinated debentures	37,600	519	5.48%	33,563	362	4.28%
Total interest-bearing liabilities	3,382,121	11,517	1.35%	2,412,156	5,285	0.87%

Noninterest-bearing demand deposits	800,577			738,824
Other noninterest-bearing liabilities	59,112			42,572
Total liabilities	4,241,810			3,193,552

Stockholders' equity	436,065			309,596
Total liabilities and stockholders' equity	$4,677,875			$3,503,148
Net interest income		$39,862			$30,867
Net interest spread			3.30%			3.47%
Net interest margin			3.60%			3.71%
Ratio of average interest-earning assets to average interest-bearing liabilities	129.73%			136.93%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the three months ended September 30, 2018

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2018 vs. 2017
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$53	$44	$9
Interest-bearing deposits at financial institutions	182	100	82
Investment securities (2)	165	(2,261)	2,426
Restricted investment securities	157	101	56
Gross loans/leases receivable (2) (3) (4)	14,670	2,694	11,976
Total change in interest income	15,227	678	14,549
INTEREST EXPENSE
Interest-bearing deposits	3,202	2,162	1,040
Time deposits	1,964	1,014	950
Short-term borrowings	45	32	13
Federal Home Loan Bank advances	665	347	318
Other borrowings	199	180	19
Junior subordinated debentures	157	110	47
Total change in interest expense	6,232	3,845	2,387
Total change in net interest income	$8,995	$(3,167)	$12,162

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the nine months ended September 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$20,488	$223	1.46%	$16,600	$105	0.85%
Interest-bearing deposits at financial institutions	55,408	749	1.81%	73,655	560	1.02%
Investment securities (1)	654,818	17,391	3.55%	575,884	16,350	3.80%
Restricted investment securities	21,871	776	4.74%	14,963	435	3.89%
Gross loans/leases receivable (1) (2) (3)	3,236,514	115,365	4.77%	2,505,614	86,821	4.63%
Total interest earning assets	3,989,099	134,504	4.51%	3,186,716	104,271	4.37%

Noninterest-earning assets:
Cash and due from banks	71,198			64,363
Premises and equipment, net	66,516			61,296
Less allowance for estimated losses on loans/leases	(36,726)			(32,648)
Other	151,996			105,625
Total assets	$4,242,083			$3,385,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,987,371	12,541	0.84%	$1,528,971	5,205	0.46%
Time deposits	702,441	7,591	1.44%	522,986	3,575	0.91%
Short-term borrowings	19,234	173	1.20%	19,754	76	0.51%
Federal Home Loan Bank advances	206,875	3,219	2.08%	112,550	1,365	1.62%
Other borrowings	68,742	2,376	4.62%	73,126	2,104	3.85%
Junior subordinated debentures	37,557	1,474	5.25%	33,530	1,042	4.15%
Total interest-bearing liabilities	3,022,220	27,374	1.21%	2,290,917	13,367	0.78%

Noninterest-bearing demand deposits	784,401			751,318
Other noninterest-bearing liabilities	49,588			42,660
Total liabilities	3,856,209			3,084,895

Stockholders' equity	385,874			300,457
Total liabilities and stockholders' equity	$4,242,083			$3,385,352
Net interest income		$107,130			$90,904
Net interest spread			3.30%			3.59%
Net interest margin			3.59%			3.81%
Ratio of average interest earning assets to average interest-bearing liabilities	131.99%			139.10%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the nine months ended September 30, 2018

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2018 vs. 2017
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$118	$89	$29
Interest-bearing deposits at other financial institutions	189	424	(235)
Investment securities (2)	1,041	(1,585)	2,626
Restricted investment securities	341	110	231
Gross loans/leases receivable (2) (3) (4)	28,544	2,556	25,988
Total change in interest income	30,233	1,594	28,639
INTEREST EXPENSE
Interest-bearing demand deposits	7,336	5,430	1,906
Time deposits	4,016	2,525	1,491
Short-term borrowings	97	101	(4)
Federal Home Loan Bank advances	1,854	468	1,386
Other borrowings	272	470	(198)
Junior subordinated debentures	432	297	135
Total change in interest expense	14,007	9,291	4,716
Total change in net interest income	$16,226	$(7,697)	$23,923

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

Although management believes the level of the allowance as of September 30, 2018 was adequate to absorb losses in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on a tax equivalent basis increased 42%, comparing the third quarter of 2018 to the same period of 2017, and increased 29% comparing the first nine months of 2018 to the same period of 2017. This increase was primarily the result of the acquisitions of SFC Bank and Guaranty Bank, strong organic loan growth,  and improved pricing with the rising rate environment.  Although the latter has been less than the Company would like due to competitive pressures and the flat yield curve, the Company is focused on growing loans at higher rates with widening spreads to more than offset the  effect of the rising cost of funds.

Overall, the Company's average earning assets increased 33%, comparing the third quarter of 2018 to the third quarter of 2017. During the same time period, average gross loans and leases increased 37%, while average investment securities increased 12% with a portion allocable to  private placement tax-exempt municipal securities.  Average earning assets increased 25%, comparing the first nine months of 2018 to the same period of 2017.  Average gross loans and leases increased 29% and average investment securities increased 14%, comparing the first nine months of 2018 to the same period to 2017. These increases were also the result of  the acquisition of SFC Bank and Guaranty Bank and strong loan growth.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the third quarter of 2018 increased 118% from the third quarter of 2017 and increased 105%comparing the first nine months of 2018 to the same period of 2017.  The acquisitions of Guaranty Bank and SFC Bank primarily contributed to this increase as the Company added over $650 million in deposits and $78 million in FHLB advances.  Additionally, as the Company has grown organically at a significant pace over the past several years, the loan growth has been funded in larger part by bigger depositor relationships with higher rate sensitivity, many of which have pricing tied to a certain index.  As a result, the cost of these funds is higher than the rest of the Company’s core deposit portfolio, and the cost rises at a higher rate (beta) as market interest rates rise (which has been the case over the past several quarters).  The beta on the balance of the Company’s core deposit portfolio has performed well and is much lower than the beta on  relationships with pricing tied to a certain index.  Additionally, the loan growth has outpaced deposit growth, short-term borrowings have increased to temporarily fill in the funding gap and the cost of these funds has increased with the rising rate environment.

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

PROVISION FOR LOAN/LEASE LOSSES

The provision is established based on a number of factors, including the Company's historical loss experience, delinquencies and charge-off trends, the local, state and national economies and risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company's provision totaled $6.2 million for the third quarter of 2018, which was an increase of $4.1 million or 197% from the same quarter of the prior year.   Provision for the first nine months of the year totaled $11.0 million, which was up $4.8 million or 78%, compared to the first nine months of 2017.  The increaseswere primarily attributable to additional provision of $4.7 million related to two unrelated borrowers as well as to loan growth and accounting for loans acquired through acquisitions.

In accordance with GAAP for business combination accounting, acquired loans are recorded at fair value; therefore, no allowance is associated with such loans at acquisition. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance through provision. This provision, when coupled with net charge-offs of $2.3 million for the first nine months of 2018, increased the Company's allowance to $43.1 million at September 30, 2018. As of September 30, 2018, the Company's allowance to total loans/leases was 1.18%, which was down from 1.21% at June 30, 2018 and down from 1.31% at September 30, 2017. Management continues to evaluate the allowance needed on acquired loans factoring in the net remaining discount ($14.4 million and $5.6 million at September 30, 2018 and September 30, 2017, respectively). When factoring this remaining discount into the Company's allowance to total loans and leases calculation, the Company's allowance as a percentage of total loans and leases increased from 1.18% to 1.57% as of September 30, 2018 and increased from 1.31% to 1.52% as of September 30, 2017.

A more detailed discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

NONINTEREST INCOME

	Three Months Ended
	September 30,	September 30,
	2018	2017	$ Change	% Change
Trust department fees	$2,195,828	$1,721,401	$474,427	27.6%
Investment advisory and management fees	1,059,413	968,452	90,961	9.4
Deposit service fees	1,655,529	1,522,461	133,068	8.7
Gains on sales of residential real estate loans, net	336,679	98,409	238,270	242.1
Gains on sales of government guaranteed portions of loans, net	46,417	91,974	(45,557)	(49.5)
Swap fee income	1,110,182	194,256	915,926	471.5
Securities gains (losses), net	—	(63,588)	63,588	(100.0)
Earnings on bank-owned life insurance	474,426	428,002	46,424	10.8
Debit card fees	845,740	754,803	90,937	12.0
Correspondent banking fees	195,450	239,060	(43,610)	(18.2)
Other	889,161	746,073	143,088	19.2
Total noninterest income	$8,808,825	$6,701,303	$2,107,522	31.4%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	Nine Months Ended
	September 30,	September 30,
	2018	2017	$ Change	% Change
Trust department fees	$6,490,896	$5,153,609	$1,337,287	25.9%
Investment advisory and management fees	3,069,423	2,798,886	270,537	9.7
Deposit service fees	4,797,385	4,297,210	500,175	11.6
Gains on sales of residential real estate loans, net	539,266	307,360	231,906	75.5
Gains on sales of government guaranteed portions of loans, net	404,851	1,129,668	(724,817)	(64.2)
Swap fee income	3,717,761	635,353	3,082,408	485.1
Securities gains (losses), net	—	(25,124)	25,124	(100.0)
Earnings on bank-owned life insurance	1,291,686	1,357,049	(65,363)	(4.8)
Debit card fees	2,456,134	2,201,125	255,009	11.6
Correspondent banking fees	672,807	684,306	(11,499)	(1.7)
Other	2,822,331	2,228,133	594,198	26.7
Total noninterest income	$26,262,540	$20,767,575	$5,494,965	26.5%

In recent years, the Company has been successful in expanding its wealth management customer base. Trust department fees continue to be a significant contributor to noninterest income and, due to favorable market conditions in 2018 coupled with strong growth in assets under management, trust department fees increased 28%, comparing the third quarter of 2018 to the same period of the prior year. Trust department fees increased 26% when comparing the first nine months of 2018 to the same period of the prior year.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts.

Investment advisory and management fees increased 9%, comparing the third quarter of 2018 to the same period of the prior year, and they increased 10% when comparing the first nine months of 2018 to the first nine months of 2017. Management has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company's Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as the leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, these fees are largely determined based on the value of the investments managed. On October 1, 2018 the Company announced the successful completion of the previously announced acquisition of the Bates Companies, headquartered in Rockford, Illinois. The acquisition and subsequent merger of the Bates Companies into RB&T will enhance the wealth management services of RB&T by adding approximately $700 million of assets under management.

Deposit service fees expanded 9% comparing the third quarter of 2018 to the same period of the prior year and expanded 12% when comparing the first nine months of 2018 to the same period of the prior year. This increase was primarily the result of the growth in deposits due to the acquisitions of Guaranty Bank and SFC Bank. Additionally, the Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans increased 242% when comparing the third quarter of 2018 to the same period of the prior year and increased 76% when comparing the first nine months of 2018 to the same period of the prior year. Overall, with the continued low interest rate environment, refinancing activity has slowed, as many of the Company's existing and prospective customers have already executed a refinancing. Therefore, this area has generally become a smaller contributor to overall noninterest income.

The Company's gains on the sale of government-guaranteed portions of loans for the third quarter of 2018 decreased 50% compared to the third quarter of 2017 and decreased 64% when comparing the first nine months of 2018 to the same period of the prior year. Given the nature of these gains, large fluctuations can occur from quarter-to-quarter and year-to-year. As one of its core strategies, the Company continues to leverage its expertise by taking advantage of programs offered by the

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

SBA and the USDA. In the past several years, the Company's portfolio of government-guaranteed loans has grown as a direct result of the Company's strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company's portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing.  Recently, competitors have been offering SBA loan candidates traditional financing without the guarantee and the Company is not willing to relax its structure for those lending opportunities.

As a result of the continued relatively low interest rate environment including a flat yield curve, the Company was able to execute numerous interest rate swaps on select commercial loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from quarter to quarter. Swap fee income totaled $1.1 million for the third quarter of 2018, compared to $194 thousand for the third quarter of 2017. Swap fee income totaled $3.7 million for the first nine months of 2018 compared to $635 thousand in the first nine months of 2017.  Future levels of swap fee income are also dependent upon prevailing interest rates.

Earnings on BOLI increased 11% comparing the third quarter of 2018 to the second quarter of 2018 and decreased 5% comparing the first nine months of 2018 to the first nine months of 2017.  There were no purchases of BOLI within the last 12 months. Notably, a small portion of the Company's BOLI is variable rate whereby the returns are determined by the performance of the equity market. Equity market performance accounted for the majority of the decrease in earnings on BOLI. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 12% comparing the third quarter of 2018 to the third quarter of the prior year and 12% comparing the first nine months of 2018 to the first nine months of 2017. This increase was primarily related to the acquisition of Guaranty Bank in the fourth quarter of 2017. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a retail deposit product with a higher interest rate that incentivizes debit card activity, which has been taken advantage of by the Company's customers.

Correspondent banking fees decreased 18% comparing the third quarter of 2018 to the third quarter of the prior year and decreased 2% comparing the first nine months of 2018 to the first nine months of 2017. Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income.   The Company now serves approximately 191 banks in Iowa, Illinois and Wisconsin.

Other noninterest income increased 19% comparing the third quarter of 2018 to the third quarter of the prior year and increased 27% comparing the first nine months of 2018 to the first nine months of 2017.  These increases were primarily driven by fluctuations in net gains recognized on the disposal of leased assets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended
	September 30,	September 30,
	2018	2017	$ Change	% Change
Salaries and employee benefits	$17,432,632	$13,423,943	$4,008,689	29.9%
Occupancy and equipment expense	3,318,470	2,516,274	802,196	31.9
Professional and data processing fees	2,537,027	2,950,839	(413,812)	(14.0)
Acquisition costs	1,292,043	407,997	884,046	216.7
Post-acquisition compensation, transition and integration costs	493,063	522,740	(29,677)	(5.7)
FDIC insurance, other insurance and regulatory fees	932,746	690,894	241,852	35.0
Loan/lease expense	369,379	257,540	111,839	43.4
Net cost of (income from) operations of other real estate	(50,362)	(160,640)	110,278	(68.6)
Advertising and marketing	983,762	669,923	313,839	46.8
Bank service charges	461,656	460,153	1,503	0.3
Correspondent banking expense	205,121	204,189	932	0.5
CDI amortization expense	541,665	230,867	310,798	134.6
Other	1,982,408	1,221,028	761,380	62.4
Total noninterest expense	$30,499,610	$23,395,747	$7,103,863	30.4%

	Nine Months Ended
	September 30,	September 30,
	2018	2017	$ Change	% Change
Salaries and employee benefits	$49,214,623	$39,662,218	$9,552,405	24.1%
Occupancy and equipment expense	9,516,939	7,716,829	1,800,110	23.3
Professional and data processing fees	8,015,966	7,374,930	641,036	8.7
Acquisition costs	1,798,184	407,997	1,390,187	340.7
Post-acquisition compensation, transition and integration costs	658,377	522,740	135,637	25.9
FDIC insurance, other insurance and regulatory fees	2,529,415	1,957,413	572,002	29.2
Loan/lease expense	920,215	811,362	108,853	13.4
Net cost of (income from) operations of other real estate	11,190	(118,453)	129,643	(109.4)
Advertising and marketing	2,430,085	1,846,942	583,143	31.6
Bank service charges	1,368,318	1,331,499	36,819	2.8
Correspondent banking expense	614,212	604,233	9,979	1.7
CDI amortization	1,150,767	692,600	458,167	66.2
Other	4,504,639	3,263,183	1,241,456	38.0
Total noninterest expense	$82,732,930	$66,073,493	$16,659,437	25.2%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency. One-time charges relating to acquisitions are expected to impact expense throughout 2018.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the third quarter of 2017 to the third quarter of 2018 by 30%.  This line item also increased 24% when comparing the first nine months of 2018 to the first nine months of 2017. This increase was primarily related to the addition of SFC Bank and Guaranty Bank employees, new hires and merit increases. To help support recent and expected growth, the Company is adding to operational infrastructure and investing in additional staffing both at the corporate level and at some of the bank charters.  Some of these hires are opportunistic, as the Company takes advantage of  talent availability in the marketplace as a result of ongoing industry consolidation.

Occupancy and equipment expense increased 32%, comparing the third quarter of 2018 to the same period of the prior year and increased 23% comparing the first nine months of 2018 to the same period of the prior year. The increased expense was primarily due to the addition of Guaranty Bank and SFC Bank.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Professional and data processing fees decreased 14%, comparing the third quarter of 2018 to the same period in 2017, and increased 9% comparing the first nine months of 2018 to the same period of the prior year. This increased expense was partially due to the addition of SFC Bank. Additionally, legal expense was also elevated due to a legal matter at RB&T where two employees have been charged with wrongdoing in connection with an SBA loan application. The Company anticipates these legal expenses will continue to increase until the court proceedings are completed, which the Company expects to occur in mid 2019. Neither RB&T nor the Company have been charged in the case. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing one-time costs and driving recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

Acquisition costs totaled $1.3 million for the third quarter of 2018 and $1.8 million for the first nine months of 2018. Acquisition costs for the third quarter and the first nine months of 2017 totaled $408 thousand.  These costs were comprised primarily of legal, accounting and investment banking costs related to the acquisitions described in Notes 2 and 11 to the Consolidated Financial Statements.

Post-acquisition costs totaled $493 thousand for the third quarter of 2018 and $658 thousand for the first nine months of 2018.  These costs were comprised primarily of personnel costs, IT integration, and data conversion costs related to acquisitions.

FDIC insurance, other insurance and regulatory fee expense increased 35%, comparing the third quarter of 2018 to the third quarter of 2017 and increased 29% comparing the first nine months of 2018 to the same period of the prior year. The increase in expense was due to the acquisitions of Guaranty Bank and SFC Bank.

Loan/lease expense increased 43% when comparing the third quarter of 2018 to the same quarter of 2017 and increased 13% comparing the first nine months of 2018 to the same period of the prior year. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of/income from operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net income from operations of other real estate totaled $50 thousand for the third quarter of 2018, compared to $161 thousand for the third quarter of 2017.  Net cost of operations of other real estate totaled $11 thousand for the first nine months of 2018 compared to net income from operations of $118 thousand for the same period of the prior year.

Advertising and marketing expense increased 47%, comparing the third quarter of 2018 to the third quarter of 2017 and increased 32% comparing the first nine months of 2018 to the same period of the prior year. The increase in expense was primarily due to the additions of Guaranty Bank and SFC Bank.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, remained flat from the third quarter of 2017 to the third quarter of 2018 and increased 3%, comparing the first nine months of 2018 to the same period of the prior year.  As transactions volumes continue to increase and the number of correspondent banking clients increases, the associated expenses will also increase.

Correspondent banking expense was flat when comparing the third quarter of 2018 to the third quarter of 2017 and increased 2% when comparing the first nine months of 2018 to the same period of the prior year.   These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

CDI amortization expense increased 135% when comparing the third quarter of 2018 to the third quarter of 2017 and increased 66% when comparing the first nine months of 2018 to the same period of the prior year. The increase was due to the acquisitions of Guaranty Bank and SFC Bank.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Other noninterest expense was up 62% when comparing the third quarter of 2018 to the third quarter of 2017 and increased 38% when comparing the first nine months of 2018 to the same period of the prior year. Included in other noninterest expense are items such as subscriptions, sales and use tax and expenses related to wealth management. A portion of this increase is related to lease termination fees at Guaranty Realty as well as the additions of Guaranty Bank and SFC Bank.

INCOME TAXES

In the third quarter of 2018, the Company incurred income tax expense of $1.6 million. During the first nine months of the year, the Company incurred income tax expense of $5.5 million.  Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income
Computed "expected" tax expense	$2,187,543	21.0%	$3,421,414	35.0%	$7,409,662	21.0%	$11,463,015	35.0%
Tax exempt income, net	(1,046,728)	(10.0)	(1,479,786)	(15.1)	(2,945,918)	(8.3)	(4,219,116)	(12.9)
Bank-owned life insurance	(89,489)	(0.9)	(149,802)	(1.5)	(261,114)	(0.7)	(474,968)	(1.4)
State income taxes, net of federal benefit, current year	392,789	3.8	389,200	4.0	1,501,913	4.3	1,191,935	3.6
Excess tax benefit on stock options exercised and restricted stock awards vested	(8,802)	(0.1)	(190,554)	(1.9)	(341,807)	(1.0)	(813,421)	(2.5)
Other	172,722	1.6	(68,939)	(0.8)	117,188	0.2	(200,890)	(0.6)
Federal and state income tax expense	$1,608,035	15.4%	$1,921,533	19.7%	$5,479,924	15.5%	$6,946,555	21.2%

The effective tax rate for the quarter ended September 30, 2018 was 15.4% which was a 4.3% decrease from the effective tax rate of 19.7% for the quarter ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 was 15.5%, which was a decrease over the effective tax rate of 21.2% for the nine months ended September 30, 2017.  The Tax Act,  enacted on December 22, 2017 and effective January 1, 2018, reduced the federal corporate tax rate from 35% to 21%.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company's balance sheet.

	As of
	September 30, 2018		June 30, 2018		December 31, 2017		September 30, 2017
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%
Cash and due from banks	$73,407	1%	$69,069	2%	$75,722	2%	$56,275	2%
Federal funds sold and interest-bearing deposits	129,660	3%	51,667	1%	85,962	2%	61,789	2%
Securities	650,745	14%	657,997	16%	652,382	16%	583,936	16%
Net loans/leases	3,610,309	75%	3,077,247	75%	2,930,130	74%	2,641,772	74%
Other assets	328,611	7%	250,903	6%	238,469	6%	206,691	6%
Total assets	$4,792,732	100%	$4,106,883	100%	$3,982,665	100%	$3,550,463	100%

Total deposits	$3,788,277	79%	$3,298,276	81%	$3,266,655	82%	$2,894,268	82%
Total borrowings	483,635	10%	380,392	9%	309,480	8%	296,145	8%
Other liabilities	63,433	1%	58,627	1%	53,243	1%	47,011	1%
Total stockholders' equity	457,387	10%	369,588	9%	353,287	9%	313,039	9%
Total liabilities and stockholders' equity	$4,792,732	100%	$4,106,883	100%	$3,982,665	100%	$3,550,463	100%

During the third quarter of 2018, the Company's total assets increased $685.8 million, or 17%, to a total of $4.8 billion. This included $575.7 million in assets acquired and new goodwill of $45.5 million as part of the SFC Bank acquisition (further described in Note 2 to the Consolidated Financial Statements).  The Company organically grew its net loan/lease portfolio $61.3 million, which was primarily funded by an increase in short-term wholesale funding.  Deposits grew $50.3

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

million in the third quarter of 2018, excluding the $439.6 million of deposits acquired.  Borrowings increased $18.9 million in the third quarter of 2018, excluding the $84.3 million of borrowings acquired.

INVESTMENT SECURITIES

The composition of the Company's securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk, maximizing return and minimizing credit risk. Over the past five years, the Company has further diversified the portfolio by decreasing U.S government sponsored agency securities and increasing residential mortgage-backed and related securities and tax-exempt municipal securities. Of the latter, the large majority are privately placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company's existing markets) and require a thorough underwriting process before investment.

Following is a breakdown of the Company's securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	September 30, 2018		June 30, 2018		December 31, 2017		September 30, 2017
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$36,492	5%	$35,667	5%	$38,097	6%	$39,340	7%
Municipal securities	453,275	70%	458,510	70%	445,049	68%	379,694	65%
Residential mortgage-backed and related securities	155,733	24%	158,534	24%	163,301	25%	158,969	27%
Other securities	5,245	1%	5,286	1%	5,935	1%	5,933	1%
	$650,745	100%	$657,997	100%	$652,382	100%	$583,936	100%

Securities as a % of Total Assets	13.58%		16.02%		16.38%		16.45%
Net Unrealized Losses as a % of Amortized Cost	(1.47)%		(1.58)%		(0.13)%		(0.16)%
Duration (in years)	7.0		7.0		7.0		6.4
Quarterly Yield on Investment Securities (TEY)	3.55%		3.56%		3.82%		3.88%
Quarterly Yield on Investment Securities (GAAP)	3.02%		3.02%		2.77%		2.85%

Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in any of the periods presented.

The duration of the securities portfolio shortened modestly with the TEY on the portfolio decreasing 28 bps in the first nine months of 2018; however, excluding the tax benefit and the related variance due to the lower tax rate, the portfolio yield expanded 25 basis points.

The Company has not invested in private mortgage-backed securities or pooled trust preferred securities.

See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LOANS/LEASES

Total loans/leases grew 7.9% on an annualized basis during the third quarter of 2018. The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following table.

	As of
	September 30, 2018		June 30, 2018		December 31, 2017		September 30, 2017
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
C&I loans	$1,380,543	39%	$1,273,000	42%	$1,134,516	38%	$1,034,531	39%
CRE loans	1,727,326	47%	1,349,319	43%	1,303,492	44%	1,157,856	43%
Direct financing leases	126,752	3%	133,196	4%	141,448	5%	147,063	6%
Residential real estate loans	309,287	8%	257,434	8%	258,646	9%	239,958	9%
Installment and other consumer loans	100,191	3%	92,952	3%	118,611	4%	89,605	3%
Total loans/leases	$3,644,099	100%	$3,105,901	100%	$2,956,713	100%	$2,669,013	100%
Plus deferred loan/lease origination costs, net of fees	9,287		8,891		7,773		7,741
Less allowance	(43,077)		(37,545)		(34,356)		(34,982)
Net loans/leases	$3,610,309		$3,077,247		$2,930,130		$2,641,772

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of September 30, 2018 and December 31, 2017, approximately 26% of the CRE loan portfolio was owner-occupied.

Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more C&I loans. C&I loans grew $107.5 million during the current quarter.

A syndicated loan is a commercial loan provided by a group of lenders and is structured, arranged and administered by one or several commercial or investment banks known as arrangers. The nationally syndicated loans invested in by the Company consist of fully funded, highly liquid term loans for which there is a liquid secondary market. As of September 30, 2018 and December 31, 2017, the amount of nationally syndicated loans totaled $48.4 million and $51.2 million, respectively.

Following is a listing of significant industries within the Company's CRE loan portfolio:

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2018		2018		2017		2017
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Lessors of Nonresidential Buildings	$605,517	35%	$439,067	33%	$388,648	30%	$345,387	30%
Lessors of Residential Buildings	321,357	19%	230,187	17%	199,047	15%	159,542	14%
Hotels	87,850	5%	73,335	5%	70,447	5%	42,121	4%
Nonresidential Property Managers	56,600	3%	55,979	4%	51,621	4%	53,231	5%
Land Subdivision	50,252	3%	39,883	3%	44,192	3%	41,795	3%
Nursing Care Facilities	39,306	2%	37,417	3%	47,008	4%	41,264	3%
New Housing For-Sale Builders	37,911	2%	38,392	3%	61,480	5%	56,390	5%
Lessors of Other Real Estate Property	34,376	2%	28,149	2%	29,078	2%	21,160	2%
Other *	494,157	29%	406,910	30%	411,971	32%	396,966	34%
Total CRE Loans	$1,727,326	100%	$1,349,319	100%	$1,303,492	100%	$1,157,856	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $34.0 million, or approximately 2% of total CRE loans in the most recent period presented.

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

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2018		2018		2017		2017
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$37,942	16%	$35,814	15%	$19,927	9%	$18,146	8%
Construction - General	17,201	7%	18,494	8%	18,705	9%	18,807	9%
Manufacturing - General	16,666	7%	16,794	7%	16,571	8%	16,997	8%
Food Processing Equipment	15,490	7%	14,377	6%	12,965	6%	13,317	6%
Marine - Travelifts	12,729	5%	12,875	6%	10,802	5%	10,417	5%
Trailers	10,016	4%	10,137	4%	8,983	4%	9,272	4%
Computer Hardware	9,656	4%	10,141	4%	11,340	5%	11,483	5%
Manufacturing - CNC	6,990	3%	6,344	3%	6,742	3%	6,722	3%
Other *	106,156	47%	108,321	47%	109,201	51%	109,798	52%

Total m2 loans and leases	$232,846	100%	$233,297	100%	$215,236	100%	$214,959	100%

*     “Other” consists of all other equipment types. None of these had concentrations greater than 3% of total m2 loan and lease portfolio in the most recent period presented.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's loan and lease portfolio.

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three and nine months ended September 30, 2018 and 2017 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in thousands)		(dollars in thousands)
Balance, beginning	$37,545	$33,357	$34,356	$30,757
Provisions charged to expense	6,206	2,086	11,046	6,215
Loans/leases charged off	(991)	(650)	(2,951)	(2,394)
Recoveries on loans/leases previously charged off	317	189	626	404
Balance, ending	$43,077	$34,982	$43,077	$34,982

The allowance was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management's judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

and analyzed quarterly with specific detailed reviews completed on all loans risk-rated worse than “fair quality”, as described in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report  on Form 10‑K for the year ended December 31, 2017, and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance is monitored by the loan review staff and reported to management and the board of directors.

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017
	(dollars in thousands)
Special Mention (Rating 6)	$49,230	$44,202	$31,024	$27,315
Substandard (Rating 7)	45,676	42,492	43,435	50,323
Doubtful (Rating 8)	3	—	271	—
	$94,909	$86,694	$74,730	$77,638

Criticized Loans **	$94,909	$86,694	$74,730	$77,638
Classified Loans ***	$45,679	$42,492	$43,706	$50,323

Criticized Loans as a % of Total Loans/Leases	2.60%	2.79%	2.52%	2.90%
Classified Loans as a % of Total Loans/Leases	1.25%	1.37%	1.47%	1.88%

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

The Company experienced an 8% increase in classified loans during the third quarter of 2018. Criticized loans increased 9% during the same period.  The Company experienced an increase of 5% in classified loans during the first nine months of 2018. Criticized loans increased 27% during the same period. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

	As of
	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017

Allowance / Gross Loans/Leases	1.18%	1.21%	1.16%	1.31%
Allowance / NPLs	147.39%	270.09%	184.28%	123.05%

Although management believes that the allowance at September 30, 2018 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 4 to the Consolidated Financial Statements for additional information regarding the Company's allowance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of September 30,	As of June 30,	As of December 31,	As of September 30,
	2018	2018	2017	2017
	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$23,576	$12,554	$11,441	$20,443
Accruing loans/leases past due 90 days or more	1,410	20	89	423
TDRs - accruing	4,240	1,327	7,113	7,563
Total NPLs	29,226	13,901	18,643	28,429
OREO	12,204	12,750	13,558	5,135
Other repossessed assets	150	150	80	120
Total NPAs	$41,580	$26,801	$32,281	$33,684

NPLs to total loans/leases	0.80%	0.45%	0.63%	1.06%
NPAs to total loans/leases plus repossessed property	1.13%	0.86%	1.08%	1.26%
NPAs to total assets	0.87%	0.65%	0.81%	0.95%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $1.8 million at September 30, 2018, $2.6 million at March 31, 2018, $2.3 million at December 31, 2017, and $2.2 million at September 30, 2017.

NPAs at September 30, 2018 were $41.6 million, up $14.8 million from June 30, 2018 and up $7.9 million from September 30, 2017. The increase in the third quarter of 2018 was primarily due to three loans that were downgraded and moved to nonaccrual status.

The ratio of NPAs to total assets was 0.87% at September 30, 2018, up from 0.65% at June 30, 2018 and down from 0.95% at September 30, 2017.  SFC Bank had no NPAs at the end of the third quarter.

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

DEPOSITS

Deposits increased $490.0 million during the third quarter of 2018, primarily due to the acquisition of SFC Bank. The table below presents the composition of the Company's deposit portfolio.

	As of
	September 30, 2018		June 30, 2018		December 31, 2017		September 30, 2017
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Noninterest bearing demand deposits	$802,090	21%	$746,822	23%	$789,548	24%	$715,537	25%
Interest bearing demand deposits	2,094,814	55%	1,865,382	56%	1,855,893	57%	1,614,894	55%
Time deposits	615,323	16%	519,999	16%	516,058	16%	430,270	15%
Brokered deposits	276,050	8%	166,073	5%	105,156	3%	133,567	5%
	$3,788,277	100%	$3,298,276	100%	$3,266,655	100%	$2,894,268	100%

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

	As of
	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017
	(dollars in thousands)
Overnight repurchase agreements	$4,259	$2,186	$7,003	$3,671
Federal funds purchased	8,670	15,400	6,990	12,340
	$12,929	$17,586	$13,993	$16,011

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

The table below presents the Company's term and overnight FHLB advances.

	As of
	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017
	(dollars in thousands)

Term FHLB advances	$63,399	$46,600	$56,600	$58,600
Overnight FHLB advances	295,730	207,500	135,400	110,455
	$359,129	$254,100	$192,000	$169,055

Term FHLB advances increased $16.8 million in the current quarter, as compared to the prior quarter. Overnight FHLB advances increased by $88.2 million in the third quarter of 2018 due to the acquisition of SFC Bank and strong loan and lease growth, which outpaced the Company's deposit growth.

The table below presents the composition of the Company's other borrowings.

	As of
	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017
	(dollars in thousands)
Wholesale structured repurchase agreements	$35,000	$35,000	$35,000	$45,000
Term notes	25,187	27,125	31,000	32,500
Subordinated debentures	4,763	—	—	—
Revolving line of credit	9,000	9,000	—	—
	$73,950	$71,125	$66,000	$77,500

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Other borrowings include structured repos which are utilized as an alternative funding source to FHLB advances and customer deposits. Structured repos are collateralized by certain U.S. government agency securities and residential mortgage backed and related securities.

As described in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10‑K for the year ended December 31, 2017, the Company has outstanding term notes and an available revolving line of credit. As of September 30, 2018, the term debt had been paid down to $25.2 million, as scheduled. The term notes and revolving line of credit have been used to fund acquisitions as described in Note 2 to the Consolidated Financial Statements. As of September 30, 2018, $1.0 million of the $10.0 million line of credit was available. Interest is calculated at the effective LIBOR rate plus 2.50% per annum (4.90% at September 30, 2018).

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

The table below presents the maturity schedule including weighted average interest cost for the Company's combined wholesale funding portfolio.

	September 30, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate
	(dollar amounts in thousands)
Year ending December 31:
2018	$422,889	2.28%	$273,677	1.68%
2019	185,976	2.14	31,950	2.32
2020	48,694	2.31	26,600	2.44
2021	10,000	1.98	—	—
2022	3,970	2.00	—	—
Total Wholesale Funding	$671,529	2.24%	$332,227	1.80%

During the first nine months of 2018, wholesale funding increased $339.3 million. Year-to-date, the Company has repaid $147.2 million of term borrowings at maturity. However, this was more than offset by growth in short-term borrowings used to temporarily fund strong earning asset growth.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017
	(dollars in thousands)
Common stock	$15,674	$13,974	$13,918	$13,202
Additional paid in capital	269,373	190,533	189,078	158,459
Retained earnings	179,826	171,955	151,962	142,450
AOCI (loss)	(7,486)	(6,874)	(1,671)	(1,072)
Total stockholders' equity	$457,387	$369,588	$353,287	$313,039

TCE* / TA	7.82%	8.18%	8.01%	8.31%

*     TCE is defined as total common stockholders' equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $163.1 million during the third quarter of 2018 and $164.0 million during the full year of 2017. The Company's on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At September 30, 2018, the subsidiary banks had 33 lines of credit totaling $371.9 million, of which $2.9 million was secured and $369.0 million was unsecured. At September 30, 2018, the full $371.9 million was available.

At December 31, 2017, the subsidiary banks had 34 lines of credit totaling $375.0 million, of which $3.0 million was secured and $372.0 million was unsecured. At December 31, 2017, the full $375.0 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $10.0 million secured revolving credit note with a variable interest rate and a maturity of September 30, 2019. At September 30, 2018, $1.0 million of the $10.0 million was available.

As of September 30, 2018, the Company had $418.6 million in average correspondent banking deposits spread over 191 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $209.6 million during the first nine months of 2018, compared to $271.1 million for the same period of 2017. The net increase in federal funds sold was $2.9 million for the first nine months of 2018, compared to a net decrease of $1.7 million for the same period of 2017. The net decrease in interest-bearing deposits at financial institutions was $22.1 million for the first nine months of 2018, compared to  $22.7 million for the same period of 2017. Proceeds from calls, maturities, and paydowns of securities were $61.1 million for the first nine months of 2018, compared to $92.5 million for the same period of 2017. Purchases of securities used cash of $66.4 million for the first nine months of 2018, compared to $103.5 million for the same period of 2017. The net increase in loans/leases used cash of $208.7 million for the first nine months of 2018 compared to $269.9 million for the same period of 2017.

Financing activities provided cash of $170.4 million for the first nine months of 2018, compared to $229.6 million for same period of 2017. Net increases in deposits totaled $82.3 million for the first nine months of 2018, compared to $225.1 million for the same period of 2017. During the first nine months of 2018, the Company's short-term borrowings decreased $2.2 million, compared to $24.0 million for the same period of 2017. In the first nine months of 2018, the Company increased short-term and overnight FHLB advances by $120.3 million and increased other borrowings by $9.0 million.  Maturities and principal payments on FHLB term advances totaled $27.0 million and on other borrowings totaled $10.6 million in the first nine months of 2018. In the first nine months of 2017, the Company increased FHLB advances and

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

borrowings by $44.6 million through a mixture of term advances, proceeds from other borrowings and net change in short-term and overnight advances, while borrowing maturities and principal payments on borrowings totaled $15.5 million.

Total cash provided by operating activities was $36.9 million for the first nine months of 2018, compared to $27.2 million for the same period of 2017.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities.

The following table presents the details of the trust preferred securities outstanding as of September 30, 2018 and December 31, 2017.

		Amount	Amount
		Outstanding	Outstanding
		September 30,	December 31,		Interest Rate as of	Interest Rate as of
Name	Date Issued	2018	2017	Interest Rate	September 30, 2018	December 31, 2017
QCR Holdings Statutory Trust II	February 2004	$10,310,000	$10,310,000	2.85% over 3-month LIBOR	5.25%	4.54%
QCR Holdings Statutory Trust III	February 2004	8,248,000	8,248,000	2.85% over 3-month LIBOR	5.25%	4.54%
QCR Holdings Statutory Trust V	February 2006	10,310,000	10,310,000	1.55% over 3-month LIBOR	3.89%	2.91%
Community National Statutory Trust II	September 2004	3,093,000	3,093,000	2.17% over 3-month LIBOR	4.51%	3.80%
Community National Statutory Trust III	March 2007	3,609,000	3,609,000	1.75% over 3-month LIBOR	4.08%	3.32%
Guaranty Bankshares Statutory Trust I	May 2005	4,640,000	4,640,000	1.75% over 3-month LIBOR	4.08%	3.34%
		$40,210,000	$40,210,000	Weighted Average Rate	4.60%	3.82%

As described in Note 5 to the Consolidated Financial Statements, on June 21, 2018, the Company entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities.  The floating rate trust preferred securities are tied to 3-month LIBOR, and the interest rate swaps utilize 3-month LIBOR, so the hedge is effective.  The interest rate swaps are designated as a cash flow hedge in accordance with ASC 815.  See Note 5 for the notional amount swapped and the related effective fixed rates. The Company assumed the trust preferred securities originally issued by Community National in connection with its acquisition in May 2013. The Company assumed the trust preferred securities originally issued by Guaranty in connection with its acquisition in October 2017. As a result of acquisition accounting, the liabilities were recorded at fair value upon acquisition with the resulting discount being accreted as interest expense on a level yield basis over the expected term. As of September 30, 2018, the remaining discount was $2.6 million.

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks' financial statements. Refer to Note 9 of the Consolidated Financial Statements for additional information regarding regulatory capital.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

•

The strength of the local, state, and national economy (including the impact of tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulation).

•	Changes in the interest rate environment.
•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.
•	The impact of cybersecurity risks.
•	The costs, effects and outcomes of existing or future litigation.
•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.
•	Unexpected results of acquisitions which may include failure to realize the anticipated benefits of the acquisition.
•	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.
•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.
•	The imposition of tariffs or other governmental policies impacting the value of the agricultural or other products of our borrowers.

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

Further, in recent years, the Company added additional interest rate scenarios where interest rates experience a parallel and instantaneous shift upward of 100, 200, 300, and 400 basis points and a parallel and instantaneous shift downward of 100 and 200 basis points. The Company will run additional interest rate scenarios on an as-needed basis.

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

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of September 30,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2018	2017	2016

100 basis point downward shift	(10.0)%	0.7%	0.3%	(1.7)%
200 basis point upward shift	(10.0)%	(3.5)%	(3.7)%	(1.2)%
300 basis point upward shock	(25.0)%	(8.8)%	(8.4)%	(1.4)%

The simulation is well within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at September 30, 2018 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d‑15(e) promulgated under the Exchange Act of 1934) as of September 30, 2018. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3           Defaults Upon Senior Securities

None

Item 4           Mine Safety Disclosures

Not applicable

Item 5           Other Information

None

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6           Exhibits

10.1

First Amendment to Employment Agreement between QCR Holdings, Inc. and Ronald Nagel, dated September 10, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed with the SEC on September 10, 2018).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and September 30, 2017; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and September 30, 2017; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2018 and September 30, 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	November 8, 2018	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date	November 8, 2018	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer

Date	November 8, 2018	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin, First Vice President
Director of Financial Reporting
Principal Accounting Officer