Form 10-K
period 2018-12-31
QCR HOLDINGS INC
filed 2019-03-15
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

Commission file number: 0‑22208

QCR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	42‑1397595
(State of incorporation)	(I.R.S. Employer Identification No.)

3551 7th Street, Moline, Illinois 61265

(Address of principal executive offices)

(309) 736‑3580

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

Yes  [ ]  No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes  [ X ]  No  [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                                                                                                                                                                Yes  [ X ]   No  [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes  [   ]  No  [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The Nasdaq Global Market on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $624,586,534.

As of February 28, 2019 the Registrant had outstanding 15,738,761 shares of common stock, $1.00 par value per share.

Documents incorporated by reference:

Part III of Form 10‑K  incorporates by reference portions of the proxy statement for annual meeting of stockholders to be held in May 2019.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout the Notes to the Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and remaining sections of this Form 10-K (including appendices), we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

Part I

Item 1.    Business

General. QCR Holdings, Inc. is a multi-bank holding company headquartered in Moline, Illinois, that was formed in February 1993 under the laws of the state of Delaware. In 2016, the Company elected to operate as a financial holding company under the BHCA. The Company serves the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, Des Moines/Ankeny, Rockford and Springfield communities through the following five wholly-owned banking subsidiaries, which provide full-service commercial and consumer banking and trust and asset management services:

•	QCBT, which is based in Bettendorf, Iowa, and commenced operations in 1994;
•	CRBT, which is based in Cedar Rapids, Iowa, and commenced operations in 2001;
•	CSB, which is based in Ankeny, Iowa, and was acquired in 2016;
•	SFC Bank, which is based in Springfield, Missouri, and was acquired in 2018; and
•	RB&T, which is based in Rockford, Illinois, and commenced operations in 2005.

On October 1, 2018, the Company acquired the Bates Companies, headquartered in Rockford, Illinois.   The acquisition of the Bates Companies enhances the wealth management services of the Company by adding approximately $704 million of assets under management as of October 1, 2018.

On July 1, 2018, the Company merged with Springfield Bancshares, the holding company of SFC Bank, headquartered in Springfield, Missouri.

On October 1, 2017, the Company acquired Guaranty Bank, headquartered in Cedar Rapids, Iowa. On December 2, 2017, the Company merged Guaranty Bank with and into CRBT with CRBT as the surviving bank.

On August 31, 2016, the Company acquired CSB, located in Ankeny, Iowa (Des Moines MSA).

See Note 2 to the Consolidated Financial Statements for further discussion on mergers and acquisitions.

The Company engages in direct financing lease contracts through m2, a wholly-owned subsidiary of QCBT based in Brookfield, Wisconsin.

Subsidiary Banks. Segments of the Company have been established by management as defined by the structure of the Company’s internal organization, focusing on the financial information that the Company’s operating decision-makers routinely use to make decisions about operating matters. The Company’s primary segment, Commercial Banking, is geographically divided by markets into secondary segments which correspond to the five subsidiary banks wholly-owned by the Company: QCBT, CRBT, CSB, SFC Bank and RB&T. See the Consolidated Financial Statements incorporated herein generally, and Note 22 to the Consolidated Financial Statements specifically, for additional business segment information.

QCBT was capitalized on October 13, 1993, and commenced operations on January 7, 1994. QCBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. QCBT provides full service commercial, correspondent, and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois. QCBT, on a consolidated basis with m2, had total segment assets of $1.62 billion and $1.54 billion as of December 31, 2018 and 2017, respectively.

CRBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. The Company commenced operations in Cedar Rapids in June 2001, operating as a branch of QCBT. The Cedar Rapids branch operation then began functioning under the CRBT charter in September 2001. Acquired branches of CNB operate as a division of CRBT under the name “Community Bank & Trust.”  CRBT provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids and Waterloo/Cedar Falls, Iowa and adjacent communities through its eight facilities. The headquarters for CRBT is located in downtown Cedar Rapids with three other branches located in Cedar Rapids, one branch in Marion, two branches located in Waterloo and one branch located in Cedar Falls. CRBT had total segment assets of $1.38 billion and $1.31 billion as of December 31, 2018 and 2017, respectively.

CSB is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. CSB was acquired by the Company in 2016. CSB provides full-service commercial and consumer banking to Des Moines and adjacent communities through its headquarters located in Ankeny and its nine other branch facilities throughout the greater Des Moines area. CSB had total segment assets of $785.4 million and $670.5 million as of December 31, 2018 and 2017, respectively.

SFC Bank is a Missouri-chartered commercial bank that is a member of the Federal Reserve System. SFC Bank was acquired by the the Company in 2018 through a merger with Springfield Bancshares.  SFC Bank provides full-service commercial and consumer banking to the Springfield, Missouri area through its headquarters located on Glenstone Avenue in Springfield and its branch facility located on East Primrose in Springfield.  SFC Bank had total segment assets of $632.8 million as of December 31, 2018.

RB&T is an Illinois-chartered commercial bank that is a member of the Federal Reserve System. The Company commenced operations in Rockford, Illinois in September 2004, operating as a branch of QCBT, and that operation began functioning under the RB&T charter in January 2005. RB&T provides full-service commercial and consumer banking and trust and asset management services to Rockford and adjacent communities through its headquarters located on Guilford Road at Alpine Road in Rockford and its branch facility located in downtown Rockford. RB&T had total segment assets of $509.6 million and $461.7 million as of December 31, 2018 and 2017, respectively.

Other Operating Subsidiaries. m2, which is based in Brookfield, Wisconsin, is engaged in the business of leasing machinery and equipment to C&I businesses under direct financing lease contracts.  The Bates Companies, which are based in Rockford, Illinois, are engaged in the business of wealth management services.

Trust Preferred Subsidiaries. Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2018 and 2017:

		Amount Outstanding	Amount Outstanding		Interest	Interest
		as of	as of		Rate as of	Rate as of
Name	Date Issued	December 31, 2018	December 31, 2017	Interest Rate	December 31, 2018	December 31, 2017
QCR Holdings Statutory Trust II	February 2004	$10,310,000	$10,310,000	2.85% over 3-month LIBOR	5.65%	4.54%
QCR Holdings Statutory Trust III	February 2004	8,248,000	8,248,000	2.85% over 3-month LIBOR	5.65%	4.54%
QCR Holdings Statutory Trust V	February 2006	10,310,000	10,310,000	1.55% over 3-month LIBOR	3.99%	2.91%
Community National Statutory Trust II	September 2004	3,093,000	3,093,000	2.17% over 3-month LIBOR	4.96%	3.80%
Community National Statutory Trust III	March 2007	3,609,000	3,609,000	1.75% over 3-month LIBOR	4.54%	3.32%
Guaranty Bankshares Statutory Trust I	May 2005	4,640,000	4,640,000	1.75% over 3-month LIBOR	4.54%	3.34%
		$40,210,000	$40,210,000	Weighted Average Rate	4.94%	3.82%

Securities issued by all of the trusts listed above mature 30 years from the date of issuance, but are all currently callable at par at any time. Interest rate reset dates vary by trust.  The Company entered into interest rate swaps to hedge against rising rates on its variable rate trust preferred securities.  See Note 7 to the Consolidated Financial Statements for additional information regarding these interest rate swaps.

Guaranty Bankshares Statutory Trust I was acquired in 2017 as part of the acquisition of Guaranty Bank and is further discussed in Note 12 to the Consolidated Financial Statements.

Business. The Company’s principal business consists of attracting deposits and investing those deposits in loans/leases and securities. The deposits of the subsidiary banks are insured to the maximum amount allowable by the FDIC. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans/leases and securities and the interest paid on deposits and borrowings. The Company’s operating results are affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, as described more fully in this Form 10‑K. Its operating results also can be affected by trust fees, investment advisory and management fees, deposit service charge fees, gains on the sale of residential real estate and government guaranteed loans, earnings from BOLI and other noninterest income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses, bank service charges, FDIC and other insurance, loan/lease expenses and other administrative expenses.

The Company and its subsidiaries collectively employed 755 and 641 FTEs at December 31, 2018 and 2017, respectively. The majority of the increase in FTEs during 2018 was the result of the additions of  SFC Bank and the Bates Companies and new positions created to accommodate the increased scale of our operations.

The Federal Reserve is the primary federal regulator of the Company, QCBT, CRBT, CSB, SFC Bank and RB&T.  QCBT, CRBT and CSB are also regulated by the Iowa Superintendent of Banking, SFC Bank is regulated by the Missouri Division of Finance and RB&T is regulated by the IDFPR. The FDIC, as administrator of the DIF, also has regulatory authority over the subsidiary banks. See Appendix A for more information on the federal and state statutes and regulations that are applicable to the Company and its subsidiaries.

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

In accordance with Iowa regulation, the legal lending limit to one borrower for QCBT, CRBT and CSB, calculated as 15% of aggregate capital, was $24.3 million, $25.2 million, and $12.9 million, respectively, as of December 31, 2018. In accordance with Missouri regulation, the legal lending limit to one borrower for SFC Bank, calculated as 15% of aggregate capital, totaled $8.6 million as of December 31, 2018. In accordance with Illinois regulation, the legal lending limit to one borrower for RB&T, calculated as 25% of aggregate capital, totaled $12.6 million as of December 31, 2018.

The Company recognizes the need to prevent excessive concentrations of credit exposure to any one borrower or group of related borrowers. As such, the Company has established an in-house lending limit, which is lower than each subsidiary bank’s legal lending limit, in an effort to manage individual borrower exposure levels.

The in-house lending limit is the maximum amount of credit each subsidiary bank will extend to a single borrowing entity or group of related entities. As of January 1, 2017, the Company implemented a tiered approach, based on the risk rating of the borrower. Under the most recent in-house limit, total credit exposure to a single borrowing entity or group of related entities will not exceed the following, subject to certain exceptions:

	High Quality	Medium Quality	Low Quality
	(Risk Ratings 1-3)	(Risk Rating 4)	(Risk Ratings 5-8)
	(dollars in thousands)
QCBT	$14,000	$11,750	$8,000
CRBT	$13,000	$11,000	$7,500
CSB	$9,500	$8,000	$5,500
SFC Bank	$9,000	$7,500	$5,000
RB&T	$4,500	$3,750	$2,500
QCRH Consolidated	$25,000	$19,000	$12,500

The QCRH Consolidated amount represents the maximum amount of credit that all affiliated banks, when combined, will extend to a single borrowing entity or group of related entities, subject to certain exceptions.

In addition, m2’s in-house lending limit is $1.0 million to a single leasing entity or group of related entities, subject to certain exceptions.

As part of the loan monitoring activity at the five subsidiary banks, credit administration personnel interact closely with senior bank management. For example, the internal loan committee of each subsidiary bank meets weekly. The Company has a separate in-house loan review function to analyze credits of the subsidiary banks.   To complement the in-house loan review, an independent third-party performs external loan reviews. Historically, management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of those situations.

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

Specifically, each subsidiary bank’s total loans as a percentage of average assets may not exceed 85%. In addition, following are established policy limits and the actual allocations for the subsidiary banks as of December 31, 2018 for the loan portfolio organized by loan type, reflected as a percentage of the subsidiary bank’s gross loans:

	QCBT		CRBT		CSB		SFC Bank		RB&T
	Maximum		Maximum		Maximum		Maximum		Maximum
	Percentage	As of	Percentage	As of	Percentage	As of	Percentage	As of	Percentage	As of
	per Loan	December 31,	per Loan	December 31,	per Loan	December 31,	per Loan	December 31,	per Loan	December 31,
Type of Loan *	Policy	2018	Policy	2018	Policy	2018	Policy	2018	Policy	2018
One-to-four family residential	30%	13%	25%	11%	35%	13%	20%	18%	30%	17%
Multi-family	15%	3%	15%	8%	15%	1%	10%	7%	15%	4%
Farmland	5%	1%	5%	—%	15%	2%	2%	1%	5%	—%
Non-farm, nonresidential	50%	26%	50%	29%	50%	33%	50%	45%	50%	36%
Construction and land development	20%	4%	15%	7%	35%	16%	15%	8%	20%	5%
C&I	60%	28%	60%	36%	50%	24%	20%	18%	60%	30%
Loans to individuals	10%	1%	10%	1%	10%	—%	5%	1%	10%	1%
Lease financing	30%	10%	5%	—%	5%	—%	N/A %	—%	20%	—%
Bank stock loans	**	**	10%	—%	—%	—%	N/A %	—%	10%	—%
All other loans	15%	14%	10%	8%	10%	11%	6%	2%	10%	7%
		100%		100%		100%		100%		100%

*   The loan types above are as defined and reported in the subsidiary banks’ quarterly Reports of Condition and Income (also known as Call Reports).

** QCBT’s maximum percentage for bank stock loans is 150% of risk-based capital (bank stock loan commitments are limited to 200% of risk-based capital). At December 31, 2018, QCBT’s bank stock loans totaled 32% of risk-based capital.

The following table presents total loans/leases by major loan/lease type and subsidiary as of December 31, 2018 and 2017. Residential real estate loans held for sale are included in residential real estate loans below.

			m2												Consolidated
	QCBT		Lease Funds		CRBT		CSB		SFC Bank				RB&T		Total
	$	%	$	%	$	%	$	%	$		%		$	%	$	%
	(dollars in thousands)
As of December 31, 2018
C&I loans	$425,500	42%	$103,404	45%	$458,170	44%	$201,871	35%		$95,910	20%		$144,555	36%	$1,429,410	38%
CRE loans	421,032	42%	—	—%	486,084	47%	327,775	56%		332,547	70%		198,673	49%	1,766,111	48%
Direct financing leases	—	—%	117,968	52%	—	—%	—	—%		—	—%		—	—%	117,968	3%
Residential real estate loans	120,855	12%	—	—%	57,469	6%	39,190	7%		30,706	9%		42,539	11%	290,759	8%
Installment and other consumer loans	35,325	4%	—	—%	36,563	3%	13,696	2%		16,450	1%		17,348	4%	119,382	3%
Deferred loan/lease origination costs, net of fees	1,759	—%	7,274	3%	(815)	—%	(81)	—%		188	—%		799	—%	9,124	—%
	$1,004,471	100%	$228,646	100%	$1,037,471	100%	$582,451	100%		$475,801	100%		$403,914	100%	$3,732,754	100%

As of December 31, 2017
C&I loans	$384,401	42%	$66,758	31%	$402,146	41%	$148,198	30%	$	N/A	N/A	%	$133,013	36%	$1,134,516	38%
CRE loans	384,684	42%	—	—%	455,443	47%	291,254	60%		N/A	N/A	%	172,111	47%	1,303,492	44%
Direct financing leases	—	—%	141,290	66%	—	—%	158	—%		N/A	N/A	%	—	—%	141,448	5%
Residential real estate loans	114,818	12%	—	—%	62,755	6%	38,831	8%		N/A	N/A	%	42,242	12%	258,646	9%
Installment and other consumer loans	36,360	4%	—	—%	54,448	6%	10,814	2%		N/A	N/A	%	16,989	5%	118,611	4%
Deferred loan/lease origination costs, net of fees	1,254	—%	7,188	3%	(821)	—%	(180)	—%		N/A	N/A	%	331	—%	7,772	—%
	$921,517	100%	$215,236	100%	$973,971	100%	$489,075	100%	$	N/A	N/A	%	$364,686	100%	$2,964,485	100%

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

As part of the underwriting process, management reviews current borrower financial statements. When appropriate, certain C&I loans may contain covenants requiring maintenance of financial performance ratios such as, but not limited to:

•	Minimum debt service coverage ratio;
•	Minimum current ratio;
•	Maximum debt to tangible net worth ratio; and/or
•	Minimum tangible net worth.

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

The Company’s lending policy specifies maximum term limits for C&I loans. For term loans, the maximum term is generally seven years. Generally, term loans range from three to five years. For lines of credit, the maximum term is typically 365 days. For low income housing tax credits permanent loans, the maximum term is generally up to 20 years.

In addition, the subsidiary banks often take personal guarantees or cosigners to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.

Following is a summary of the five largest industry concentrations within the C&I portfolio as of December 31, 2018 and 2017:

	2018	2017
	Amount	Amount
	(dollars in thousands)

Administration of urban planning & rural development	$111,579	$83,344
Hotels & motels	83,106	73,200
Bank holding companies	75,601	66,950
Skilled nursing care facilities	53,134	60,989
General medical & surgical hospitals	36,895	35,217

These loan categories are defined by industry-standard NAICS codes – refer to NAICS.com for category descriptions.

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

Maximum
CRE Loan Types	Maximum Advance Rate **	Term
CRE Loans on Improved Property *	80%	7 years
Raw Land	Lesser of 90% of project cost, or 65% of "as is" appraised value	12 months
Land Development***	Lesser of 85% of project cost, or 75% of "as-completed" appraised value	24 months
Commercial Construction Loans	Lesser of 85% of project cost, or 80% of "as-completed" appraised value	12 months
Residential Construction Loans to Builders	Lesser of 90% of project cost, or 80% of "as-completed" appraised value	12 months

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

*** Generally, the maximum term for land development loans is 12 months but there are some situations where the maximum term would be 24 months.

The Company’s lending policy also includes guidelines for real estate appraisals and evaluations, including minimum appraisal and evaluation standards based on certain transactions. In addition, the subsidiary banks often take personal guarantees to help assure repayment.

In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied CRE loans. Owner-occupied CRE loans are generally considered to have less risk. As of December 31, 2018 and 2017, approximately 28% and 26%, respectively, of the CRE loan portfolio was owner-occupied.

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

Following is a listing of the significant industries within the Company’s CRE loan portfolio as of December 31, 2018 and 2017:

	2018		2017
	Amount	%	Amount	%
	(dollars in thousands)

Lessors of Nonresidential Buildings	$612,327	34%	$388,648	30%
Lessors of Residential Buildings	346,270	19%	199,047	15%
Hotels	81,345	5%	70,447	5%
Nonresidential Property Managers	69,885	4%	51,621	4%
Land Subdivision	48,378	3%	44,192	3%
New Housing For-Sale Builders	47,598	3%	61,480	5%
Other *	560,308	32%	488,057	38%
Total CRE Loans	$1,766,111	100%	$1,303,492	100%

*   “Other” consists of all other industries. None of these had concentrations greater than $42.6 million, or 2.4%, of total CRE loans as of December 31, 2018.

Following is a breakdown of non owner-occupied CRE by property type as of December 31, 2018 and 2017:

	2018		2017
	Amount	%	Amount	%
	(dollars in thousands)

Office	$255,452	25%	$169,655	22%
Retail	232,022	23%	143,685	18%
Multi-family	189,137	18%	133,174	17%
Industrial/warehouse	93,503	9%	76,186	10%
Hotel/motel	89,906	9%	37,401	5%
Other	168,650	16%	224,246	29%
Total income-producing CRE	$1,028,670	100%	$784,347	100%

A portion of the Company’s construction portfolio is considered non-residential construction. Following is a summary of industry concentrations within that category as of December 31, 2018 and 2017:

	2018		2017
	Amount	%	Amount	%
	(dollars in thousands)

Multi-family	$61,055	30%	$16,416	19%
Office	17,692	9%	12,033	14%
Retail	10,285	5%	11,580	13%
Hotel/motel	5,679	3%	3,604	4%
Industrial/warehouse	4,591	2%	8,407	10%
Other	106,532	51%	36,195	41%
Total non-residential construction loans	$205,834	100%	$88,235	100%

Additionally, the Company had approximately $52.3 million and $81.3 million of residential construction loans outstanding as of December 31, 2018 and 2017, respectively. Of this amount, approximately 72% was considered speculative, while 28% was pre-sold at December 31, 2018 and approximately 79% was considered speculative, while 21% was pre-sold at December 31, 2017.

Direct Financing Leasing

m2 leases machinery and equipment to C&I customers under direct financing leases. All lease requests are subject to the credit requirements and criteria as set forth in the lending/leasing policy. In all cases, a formal independent credit analysis of the lessee is performed.

The following private and public sector business assets are generally acceptable to consider for lease funding:

•	Computer systems;
•	Photocopy systems;
•	Fire trucks;
•	Specialized road maintenance equipment;
•	Medical equipment;
•	Commercial business furnishings;
•	Vehicles classified as heavy equipment;
•	Trucks and trailers;
•	Equipment classified as plant or office equipment; and
•	Marine boat lifts.

m2 will generally refrain from funding leases of the following type:

•	Leases collateralized by non-marketable items;
•	Leases collateralized by consumer items, such as vehicles, household goods, recreational vehicles, boats, etc.;
•	Leases collateralized by used equipment, unless its remaining useful life can be readily determined; and
•	Leases with a repayment schedule exceeding seven years.

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

	For the year ended December 31,
	2018	2017	2016
	(dollars in thousands)

Originations of residential real estate loans	$87,133	$38,079	$52,721
Sales of residential real estate loans	$51,010	$33,165	$35,499
Percentage of sales to originations	59%	87%	67%

Installment and Other Consumer Lending

The consumer lending department of each subsidiary bank provides many types of consumer loans, including home improvement, home equity, motor vehicle, signature loans and small personal credit lines. The Company’s lending policy addresses specific credit guidelines by consumer loan type. In particular, for home equity loans and home equity lines of credit, the minimum credit bureau score is 650. For both home equity loans and lines of credit, the maximum advance rate is 90% of value with a minimum credit bureau score of 650. The maximum term on home equity loans is 10 years and maximum amortization is 15 years. The maximum term on home equity lines of credit is 10 years.

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

Competition. The Company currently operates in the highly competitive Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, Des Moines, Springfield, and Rockford markets. Competitors include not only other commercial banks, credit unions, thrift institutions, and mutual funds, but also insurance companies, FinTech companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Many of these unregulated competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services. The Company competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits.

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

See Appendix B for tables and schedules that show selected financial statistical information relating to the business of the Company required to be presented pursuant to federal securities laws. Consistent with the information presented in the Form 10‑K, results are presented as of and for the fiscal years ended December 31, 2018, 2017, and 2016, as applicable.

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

Item 1A.    Risk Factors

In addition to the other information in this Annual Report on Form 10‑K, stockholders or prospective investors should carefully consider the following risk factors:

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

•	risks of entering new markets or areas in which we have limited or no experience or are outside our core competencies;

•	potential loss of key employees, customers and strategic alliances from either our current business or the business of the target company;

•	risks of acquiring loans with deteriorated credit quality;

•	assumption of unanticipated problems or latent liabilities; and

•	inability to generate sufficient revenue to offset acquisition costs.

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

C&I loans were $1.4 billion, or approximately 38% of our total loan/lease portfolio, as of December 31, 2018. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment and real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee or cosigner on commercial loans. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may lose value over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. In addition, a prolonged recovery period could harm or continue to harm the businesses of our C&I customers and reduce the value of the collateral securing these loans.

Our loan/lease portfolio has a significant concentration of CRE loans, which involve risks specific to real estate values.

CRE lending comprises a significant portion of our lending business. Specifically, CRE loans were $1.8 billion, or approximately 48% of our total loan/lease portfolio, as of December 31, 2018. Of this amount, $500.7 million, or approximately 28%, was owner-occupied. The market value of real estate securing our CRE loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

We establish our allowance for loan and lease losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2018, our allowance as a percentage of total gross loans/leases was 1.07%, and as a percentage of total NPLs was 214.80%. In accordance with GAAP for acquisition accounting, the loans acquired through the acquisitions of SFC Bank, Guaranty Bank and CSB were recorded at fair value; therefore, there was no allowance associated with SFC Bank’s, Guaranty Bank’s and CSB’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired loans factoring in the net remaining discount ($11.6 million at December 31, 2018).

In addition, we had net charge-offs as a percentage of gross average loans/leases of 0.21% for the year ended December 31, 2018. Because of the concentration of C&I and CRE loans in our loan portfolio, which tend to be larger in amount than residential real estate and installment loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance as of December 31, 2018 was adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance will prove sufficient to cover actual loan/lease losses in the future, particularly if economic conditions are more difficult than what management currently expects. Additional provisions and loan/lease losses in excess of our allowance may adversely affect our business, financial condition and results of operations.

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

As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve. QCBT, CRBT and CSB, as Iowa-chartered state member banks, are subject to regulation and supervision primarily by both the Iowa Superintendent and the Federal Reserve. RB&T, as an Illinois-chartered state member bank, is subject to regulation and supervision primarily by both the IDFPR and the Federal Reserve. SFC Bank, as a Missouri-chartered commercial bank, is subject to regulation by both the Missouri Division of Finance and the Federal Reserve. We and our banks undergo periodic examinations by these regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.

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

Our profitability is in large part a function of the spread between the interest rates earned on investments and loans/leases and the interest rates paid on deposits and other interest bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan/lease terms, the mix of adjustable and fixed rate loans/leases in our portfolio, the length of time deposits and borrowings, and the rate sensitivity of our deposit customers could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at “Quantitative and Qualitative Disclosures about Market Risk” included under Item 7A of Part II of this Form 10‑K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2018, we had $40.2 million of junior subordinated debentures held by six business trusts that we control. Interest expense on the debentures, which totaled $2.0 million for 2018, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments on the debentures could cause a subsequent decline in the market price of our common stock because we would not be able to pay dividends on our common stock.

As a bank holding company, our sources of funds are limited.

We are a bank holding company, and our operations are primarily conducted by our subsidiary banks, which are subject to significant federal and state regulation. When available, cash to pay dividends to our stockholders is derived primarily from dividends received from our subsidiary banks. Our ability to receive dividends or loans from our subsidiary banks is restricted. Dividend payments by our subsidiaries to us in the future will require generation of future earnings by them and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, our right to participate in the assets of our subsidiary banks in the event of a liquidation or reorganization of any of the banks would be subject to the claims of the creditors of such bank, including depositors, which would take priority except to the extent we may be a creditor with a recognized claim. As of December 31, 2018, our subsidiary banks had deposits, borrowings and other liabilities in the aggregate of approximately $4.5 billion.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

The market value of investments in our securities portfolio has become increasingly volatile in recent years, and as of December 31, 2018, we had gross unrealized losses of $12.9 million, or 1.9% of amortized cost, in our investment portfolio (partially offset by gross unrealized gains of $6.2 million). The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we formally evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the OTTI, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur. Based on management’s evaluation, it was determined that the gross unrealized losses at December 31, 2018 were temporary and primarily a function of the changes in certain market interest rates.

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

As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose other restrictions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose our ability to compete effectively with other SBA Preferred Lenders, and as a result we would experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guaranty provided by the federal government on SBA loans or changes to the level of funds appropriated by the federal government to the various SBA programs, may also have an adverse effect on our business, results of operations and financial condition.

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

A prolonged U.S. government shutdown or default by the U.S. on government obligations would harm our results of operations.

Our results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption on account of a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations, including the recent partial shutdown of the U.S. government which ended on January 25, 2019.  Of particular impact to the Company are the operations pertaining to the SBA or the FDIC.  Any such failure to maintain such U.S. government operations, and the after-effects of such shutdown, could impede our ability to originate SBA loans and our ability to sell such loans in the secondary market, which would materially adversely affect our business, results of operations and financial condition.

In addition, many of our investment securities are issued by and some of our loans are made to the U.S. government and government agencies and sponsored entities. Uncertain domestic political conditions, including prior federal government shutdowns and potential future federal government shutdowns or other unresolved political issues, may pose credit default and liquidity risks with respect to investments in financial instruments issued or guaranteed by the federal government and loans to the federal government. Any downgrade in the sovereign credit rating of the United States, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.

Changes in U.S. trade policies, such as the implementation of tariffs, and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.

In 2018, the U.S. government implemented tariffs on certain products, and certain countries or entities, such as Mexico, Canada, China and the European Union, have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products.  Additional tariffs and retaliatory tariffs may be imposed in the future by the United States and these and other countries.  Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.

Our business is concentrated in and dependent upon the continued growth and welfare of the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, Des Moines/Ankeny, Springfield, and Rockford markets.

We operate primarily in the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, Des Moines/Ankeny, Iowa, Springfield, Missouri and Rockford, Illinois markets, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. We have developed a particularly strong presence in Bettendorf, Cedar Falls, Cedar Rapids, Davenport, Waterloo, and Ankeny, Iowa and Moline, Rock Island, Springfield, Missouri and Rockford, Illinois and their surrounding communities. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce demand for our products and services, affect the ability of our customers to repay their loans to us, increase the levels of our nonperforming and problem loans, and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

The transition to an alternative reference rate could cause instability and have a negative effect on financial market conditions.

The LIBOR represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans.  Beginning in 2008, concerns were expressed that some of the member banks surveyed by the BBA in connection with the calculation of LIBOR rates may have been under-reporting or otherwise manipulating the interbank lending rates applicable to them. Regulators and law enforcement agencies from a number of governments have conducted investigations relating to the calculation of LIBOR across a range of maturities and currencies. If manipulation of LIBOR or another inter-bank lending rate occurred, it may have resulted in that rate being artificially lower (or higher) than it otherwise would have been. Responsibility for the calculation of LIBOR was transferred to ICE Benchmark Administration Limited, as independent LIBOR administrator, effective February 1, 2014.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021 (the “July 27th Announcement”). The July 27th Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of LIBOR-linked securities.

Although the Financial Stability Oversight Council has recommended a transition to an alternative reference rate in the event LIBOR is no longer available after 2021, such plans are still in development and, if enacted, could present challenges.  Moreover, contracts linked to LIBOR are vast in number and value, are intertwined with numerous financial products and services, and have diverse parties.  The downstream effect of unwinding or transitioning such contracts could cause instability and negatively impact the financial markets and individual institutions. The uncertainty surrounding the sustainability of LIBOR more generally could undermine market integrity and threaten individual financial institutions and the U.S. financial system more broadly.

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

We have a substantial amount of debt outstanding and may incur additional indebtedness in the future, which could restrict our operations.

As of December 31, 2018, on an adjusted basis to give effect to the sale of our 5.375% Fixed-to-Floating Rate Subordinated Notes due February 15, 2029 (the “Notes”) and the application of the net proceeds to the repayment of our then existing indebtedness with First National Bank of Omaha, we had approximately $101.1 million of total indebtedness outstanding at the holding company level. In the future, it is possible that we may not generate sufficient revenues to service or repay our debt, and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, and to pay dividends to our common stockholders.

Moreover, the degree to which we are leveraged could have important consequences for our stockholders, including:

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	making it more difficult for us to satisfy our debt and other obligations;
•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;
•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt.

Item 1B.    Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.    Properties

The following table is a listing of the Company’s operating facilities:

		Facility
	Facility Square	Owned or
Facility Address	Footage	Leased

QCR Holdings, Inc.
3551 7th Street in Moline, IL (1)	30,000	Owned
4550 N Brady Street in Davenport, IA	10,300	Owned

QCBT
2118 Middle Road in Bettendorf, IA	6,700	Owned
4500 N Brady Street in Davenport, IA	36,000	Owned
5405 Utica Ridge Road in Davenport, IA	7,400	Leased
1700 Division Street in Davenport, IA	12,000	Owned

CRBT
500 1st Avenue NE, in Cedar Rapids, IA	48,000	Owned
5400 Council Street in Cedar Rapids, IA	5,900	Owned
422 Commercial Street in Waterloo, IA (2)	25,000	Owned
11 Tower Park Drive in Waterloo, IA (2)	6,000	Owned
312 W 1st Street in Cedar Falls, IA (2)	4,800	Owned
2711 Bever Ave SE in Cedar Rapids, IA (3)	2,200	Owned
191 Jacolyn Dr NW in Cedar Rapids, IA (3) (4)	1,700	Owned
700 25th St in Marion, IA (3)	3,400	Owned
3406 F Ave NW in Cedar Rapids, IA (4)	4,100	Owned

CSB
817 N Ankeny Boulevard, in Ankeny, IA	13,000	Owned
200 8th Street SE, in Altoona, IA	6,000	Owned
902 SE Oralabor Road, in Ankeny, IA	3,900	Owned
1640 SW White Birch Circle, in Ankeny, IA	15,700	Owned
3540 E 33rd Street, in Des Moines, IA	3,900	Owned
1401 E Euclid, in Des Moines, IA	4,500	Owned
6175 Merle Hay Road, in Johnston, IA	9,200	Owned
1025 N Hickory Boulevard, in Pleasant Hill, IA	4,500	Owned
4811 SE 14th Street, in Des Moines, IA	3,500	Owned
460 SE University Avenue, in Waukee, IA	6,000	Owned

RB&T
4571 Guilford Road in Rockford, IL	20,000	Owned
308 West State Street in Rockford, IL	1,100	Leased

SFC Bank
2006 S Glenstone Ave in Springfield, MO	14,500	Owned
1615-B East Primrose in Springfield, MO	1,400	Leased

m2
175 North Patrick Boulevard in Brookfield, WI	6,500	Leased

Bates Companies
8437 Northern Avenue in Rockford, IL	12,400	Leased

(1)	This facility is utilized as a branch of QCBT in addition to housing the holding company.
(2)	Branches of Community Bank & Trust, a division of CRBT.
(3)	Branches acquired in 2018 through the purchase of Guaranty Bank.
(4)	Branch at 3406 F Ave NW in Cedar Rapids, IA opened in February 2019 and replaced the branch at 191 Jacolyn Dr NW in Cedar Rapids, IA, which closed in February 2019.

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

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The common stock, par value $1.00 per share, of the Company is listed on The Nasdaq Global Market under the symbol “QCRH”. The stock began trading on Nasdaq on October 6, 1993. The Company transferred its listing from the Nasdaq Capital Market to the Nasdaq Global Market on March 1, 2010. As of February 28, 2019, there were 15,738,761 shares of common stock outstanding held by 782 holders of record. Additionally, there are an estimated 3,500 beneficial holders whose stock was held in the street name by brokerage houses and other nominees as of that date.

Dividends on Common Stock.  The Company is heavily dependent on dividend payments from its subsidiary banks to provide cash flow for the operations of the holding company and dividend payments on the Company’s common stock. Under applicable state laws, the banks are restricted as to the maximum amount of dividends that they may pay on their common stock. Iowa, Illinois and Missouri law provide that state-chartered banks in those states may not pay dividends in excess of their undivided profits.

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in private placements. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances existed through the date of filing of this Form 10‑K. See Note 16 to the Consolidated Financial Statements for additional information regarding dividend restrictions.

Purchase of Equity Securities by the Company. There were no purchases of common stock by the Company during the years ended December 31, 2018, 2017, and 2016.

Stockholder Return Performance Graph. The following graph indicates, for the period commencing December 31, 2013 and ending December 31, 2018, a comparison of cumulative total returns for the Company, the Nasdaq Composite Index, and the SNL Bank Nasdaq Index prepared by S&P Global, Charlottesville, Virginia. The graph was prepared at the Company’s request by S&P Global. The information assumes that $100 was invested at the closing price on December 31, 2013 in the common stock of the Company and in each index, and that all dividends were reinvested.

QCR Holdings, Inc.

Total Return Performance
QCR Holdings, Inc.
NASDAQ Composite Index
SNL Bank NASDAQ Index
Index Value
300
250
200
150
100
50
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
QCR Holdings, Inc.	100.00	105.34	143.77	257.67	256.15	192.95
Nasdaq Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank Nasdaq Index	100.00	103.57	111.80	155.02	163.20	137.56

Item 6.    Selected Financial Data

The following “Selected Financial Data” of the Company is derived in part from, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto. See Item 8. Financial Statements. Results for past periods are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share data)
STATEMENT OF INCOME DATA
Interest income	$182,879	$135,517	$106,468	$90,003	$85,965
Interest expense	40,484	19,452	11,951	13,707	16,894
Net interest income	142,395	116,065	94,517	76,296	69,071
Provision for loan/lease losses	12,658	8,470	7,478	6,871	6,807
Non-interest income	41,541	30,482	31,037	24,364	21,282
Non-interest expense (1)	119,143	97,424	81,486	73,192	65,554
Income tax expense	9,015	4,946	8,903	3,669	3,039
Net income attributable to QCR Holdings, Inc.	43,120	35,707	27,687	16,928	14,953
Less: preferred stock dividends and discount accretion	—	—	—	—	1,082
Net income attributable to QCR Holdings, Inc. common stockholders	43,120	35,707	27,687	16,928	13,871

PER COMMON SHARE DATA
Net income - Basic (2)	$2.92	$2.68	$2.20	$1.64	$1.75
Net income - Diluted (2)	2.86	2.61	2.17	1.61	1.72
Cash dividends declared	0.24	0.20	0.16	0.08	0.08
Dividend payout ratio	8.22%	7.46%	7.27%	4.88%	4.57%
Closing stock price	$32.09	$42.85	$43.30	$24.29	$17.86

BALANCE SHEET DATA
Total assets	$4,949,710	$3,982,665	$3,301,944	$2,593,198	$2,524,958
Securities	662,969	652,382	574,022	577,109	651,539
Total loans/leases	3,732,754	2,964,485	2,405,487	1,798,023	1,630,003
Allowance	39,847	34,356	30,757	26,141	23,074
Deposits	3,977,031	3,266,655	2,669,261	1,880,666	1,679,668
Borrowings	404,969	309,480	290,952	444,162	662,558
Stockholders' equity: common	473,138	353,287	286,041	225,886	144,079

KEY RATIOS
ROAA (3)	0.98%	1.01%	0.97%	0.66%	0.61%
ROACE (2)	10.62	11.51	10.56	8.79	10.49
ROAE (3)	10.62	11.51	10.56	8.79	10.48
NIM, tax equivalent yield (Non-GAAP) (4) (6)	3.62	3.78	3.75	3.37	3.15
Efficiency ratio (Non-GAAP) (5) (6)	64.77	66.48	64.90	72.71	72.55
Loans/leases to assets	75.41	74.43	72.85	69.34	64.56
Loans/leases to deposits	93.86	90.75	90.12	95.61	97.04
NPAs to total assets	0.56	0.81	0.82	0.74	1.31
Allowance to total loans/leases	1.07	1.16	1.28	1.45	1.42
Allowance to NPLs	214.80	184.28	144.85	223.33	114.78
Net charge-offs to average loans/leases	0.21	0.19	0.14	0.22	0.34
Average total stockholders' equity to average total assets	9.24	8.81	9.21	7.55	5.82

(1)

Non-interest expense includes several one-time expenses - most notably, $3.9 million, $5.4 million and $2.4 million of acquisition and post-acquisition compensation, transition and integration costs for 2018, 2017 and 2016, respectively. See Note 2 to the Consolidated Financial Statements for additional information regarding the merger with Springfield Bancshares, the Bates Companies, Guaranty Bank and CSB. Additionally, non-interest expense for 2016 and 2015, respectively, included $4.6 million and $7.2 million of losses on debt extinguishment related to the prepayment of certain borrowings.

(2)	Numerator is net income attributable to QCR Holdings, Inc. common stockholders.
(3)	Numerator is net income attributable to QCR Holdings, Inc.
(4)

Interest earned and yields on nontaxable investments and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate for years including and prior to December 31, 2017 and 21% for years after December 31, 2017.

(5)	Non-interest expenses divided by the sum of net interest income before provision for loan/lease losses and non-interest income.
(6)	See GAAP to Non-GAAP reconciliations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the years ending December 31, 2018, 2017, and 2016, and our financial condition at December 31, 2018 and 2017. This discussion should be read in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT. Over the past twenty-five years, the Company has grown to include four additional banking subsidiaries and a number of nonbanking subsidiaries. As of December 31, 2018, the Company had $4.9 billion in consolidated assets, including $3.7 billion in total loans/leases and $4.0 billion in deposits. The financial results of acquired/merged entities for the periods since their acquisition/merger are included in this report.

EXECUTIVE OVERVIEW

The Company reported net income of $43.1 million for the year ended December 31, 2018, and diluted EPS of $2.86. For the same period in 2017, the Company reported net income of $35.7 million, and diluted EPS of $2.61. By comparison, for 2016, the Company reported net income of $27.7 million, and diluted EPS of $2.17.

The year ended December 31, 2018 was highlighted by several significant items:

•	The successful merger with Springfield Bancshares and the acquisition of the Bates Companies (described in Note 2 to the Consolidated Financial Statements);
•	Record noninterest income of $41.5 million for the year;
•	Organic deposit growth of 8.3% for the year;
•	Organic loan and lease growth of 9.8% for the year; and
•	Nonperforming assets to total assets down to 0.56% at December 31, 2018 from 0.81% at December 31, 2017.

Following is a table that represents the various net income measurements for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016

Net income	$43,119,699	$35,706,507	$27,686,787

Diluted earnings per common share	$2.86	$2.61	$2.17

Weighted average common and common equivalent shares outstanding*	15,064,730	13,680,472	12,766,003

*   The 2018 and 2017 increase in the weighted average common and common equivalent shares outstanding was primarily due to the common stock issued in connection with the merger with Springfield Bancshares and acquisition of Guaranty Bank discussed in Note 2 to the Consolidated Financial Statements.

The Company reported adjusted net income (non-GAAP) of $46.4 million, with diluted adjusted EPS of $3.08. See section titled “GAAP to Non-GAAP Reconciliations” for additional information. Adjusted net income for the year excludes a number of non-recurring items, most significantly $3.3 million of after-tax acquisition and post-acquisition related costs.  The Tax Act was enacted in December 2017 and reduced the federal corporate tax rate from 35% to 21%.  As a result, the Company revalued the deferred tax assets and liabilities to reflect the lower federal corporate tax rate, which resulted in the Company recognizing a benefit of $2.9 million in the fourth quarter of 2017.  See Note 13 to the Consolidated Financial Statements for additional information regarding the impact of the Tax Act on deferred tax assets and income tax expense.

Following is a table that represents the major income and expense categories.

	Year Ended December 31,
	2018	2017	2016

Net interest income	$142,395,585	$116,065,281	$94,516,777
Provision expense	12,658,449	8,469,919	7,478,166
Noninterest income	41,541,094	30,482,292	31,036,875
Noninterest expense	119,143,419	97,424,697	81,485,912
Federal and state income tax expense	9,015,112	4,946,450	8,902,787
Net income	$43,119,699	$35,706,507	$27,686,787

The following are some noteworthy developments in the Company’s financial results:

•

Net interest income grew $26.3 million, or 23% in 2018, compared to the prior year. Net interest income for 2017 grew $21.5 million, or 23%, compared to 2016. The increase in 2018 was primarily due to strong organic loan and lease growth and recent acquisitions.

•

Provision increased $4.2 million when comparing 2018 to 2017, while provision increased $992 thousand when comparing 2017 to 2016.  The increase in 2018 was primarily attributable to loans to two unrelated borrowers as well as to strong loan growth and accounting for acquired loans (as acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance).

•

Noninterest income increased $11.1 million, or 36%, when compared to the prior year. Noninterest income decreased $555 thousand, or 2%, when comparing 2017 to 2016.  The increase in 2018 was primarily attributable to higher swap fee income as well as solid growth in wealth management fee income and recent acquisitions.

•	Noninterest expense increased $21.7 million, or 22% in 2018, compared to the prior year, including:

oAcquisition and post-acquisition compensation, transition and integration costs totaling $3.9 million and $5.4 million in 2018 and 2017, respectively. The increase from 2016 primarily was due to legal and accounting costs and IT integration and conversion costs associated with recent acquisitions.

oOccupancy and equipment expense increased $1.9 million in 2018, due to renovations of existing facilities and to the additional facilities acquired in recent acquisitions.

oSalaries and benefits increased $13.3 million with the addition of personnel with recent acquisitions as well as new positions created to build scale.

oNet cost of operations and gains/losses on other real estate increased $2.5 million primarily due to the $2.0 million writedown of one large OREO property and the sale of a $1.3 million OREO property at a loss of $424 thousand.

LONG-TERM FINANCIAL GOALS

The Company has established certain financial goals by which it manages its business and measures its performance. The goals are periodically updated to reflect business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company’s ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of this Form 10‑K. The Company’s long-term financial goals are as follows:

•	Strong organic loan and lease growth in order to maintain a gross loans and leases to total assets ratio in the range of 73 – 78%;

•	Improve profitability (measured by NIM and ROAA);

•	Improve asset quality by reducing NPAs to total assets to below 0.75% and maintain charge-offs as a percentage of average loans/leases of under 0.25% annually;

•	Grow core deposits to maintain reliance on wholesale funding at less than 15% of total assets;

•	Continue to focus on generating gains on sales of government guaranteed portions of loans and swap fee income to more than $4 million annually; and

•	Grow wealth management net income by 10% annually.

The following table shows the evaluation of the Company’s long-term financial goals.

			For the Year Ending
Goal	Key Metric (1)	Target (2)	December 31, 2018	December 31, 2017
Balance sheet efficiency	Gross loans and leases to total assets	73% - 78%	75%	74%
	NIM TEY (non-GAAP)	> 3.65%	3.62%	3.78%
Profitability	ROAA	> 1.10%	0.98%	1.01%
	Adjusted ROAA (non-GAAP)	> 1.10%	1.06%	1.03%
Asset quality	NPAs to total assets	< 0.75%	0.56%	0.81%
	Net charge-offs to average loans and leases	< 0.25% annually	0.21%	0.19%
Reliance on wholesale funding	Wholesale funding to total assets (3)	< 15%	14%	10%
Consistent, high quality noninterest income revenue streams	Gains on sales of government guaranteed portions of loans and swap fee income	> $4 million annually	$11.2 million	$4.3 million
	Grow wealth management net income	> 10% annually	32%	35%

(1)	Refer to GAAP to non-GAAP Reconciliation for detail concerning non-GAAP financial measures.
(2)	Targets will be re-evaluated and adjusted as appropriate.
(3)	Wholesale funding to total assets is calculated by dividing total borrowings and brokered deposits by total assets.

STRATEGIC DEVELOPMENTS

The Company took the following actions in 2018 to support our corporate strategy and further the long-term financial goals shown above.

•

Organic loan and lease growth for the year was 9.8%. This was slightly below the Company’s target organic growth rate of 10‑12%. A portion of this growth was in the C&I category. As of December 31, 2018, this segment of the portfolio accounted for 38% of total loans and leases. The Company has also grown CRE loans, with that segment now representing 48% of the portfolio as of December 31, 2018. The strong organic loan and lease growth has continued to help move the loan and lease to total asset ratio upward to 75%, from 74% in the prior year and 73% two years ago. The Company has reached the targeted loan and lease to total asset ratio in the range of 73% - 78%. Going forward, the Company will strive to maintain the ratio in this range.

•

The Company intends to continue to participate in a prudent manner as an acquirer in the consolidation taking place in our markets to further boost ROAA and improve the Company’s efficiency ratio. In the fourth quarter of 2018, the Company acquired the Bates Companies, headquartered in Rockford, Illinois.  In the third quarter of 2018, the Company mergered with Springfield Bancshares, headquartered in Springfield, Missouri. See Note 2 of the Consolidated Financial Statements for additional detail concerning the acquisition and merger.

•

The Company continues to focus on reducing the NPAs to total assets ratio.  The ratio of NPAs to total assets decreased from 0.81% at December 31, 2017 to 0.56% at December 31, 2018. The Company remains committed to improving asset quality in 2019.

•

Management continues to focus on reducing the Company’s reliance on wholesale funding and continues to prioritize core deposit growth through a variety of strategies including growth in correspondent banking.

•

Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the three states currently served – Iowa, Illinois and Wisconsin - and to expand into Missouri.  The Company acts as the correspondent bank for 190 downstream banks with total average noninterest bearing deposits of $183.5 million and total average interest bearing deposits of $233.9 million as of December 31, 2018. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.

•

As a result of the relatively low interest rate environment including a flat yield curve, the Company is focused on executing interest rate swaps on select commercial loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company.

•

Wealth management is another core line of business for the Company and includes a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of December 31, 2018, the Company had $2.8 billion of total financial assets in trust and related accounts and $1.6 billion of total financial assets in brokerage and related accounts. Continued growth in assets under management will help to drive trust and investment advisory fees. The Company offers trust and investment advisory services to the correspondent banks that it serves. As management focuses on growing fee income, expanding market share will continue to be a primary strategy both through organic growth as well as the acquisition of managed assets.  On October 1, 2018, the Company acquired the Bates Companies, headquartered in Rockford, Illinois. The acquisition enhanced the wealth management services of the Company by adding approximately $704 million of assets under management as of October 1, 2018.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “adjusted net income”, “adjusted net income attributable to QCR Holdings, Inc. common stockholders”, “adjusted EPS”, “adjusted ROAA”, “NIM (TEY)”, “adjusted NIM” and “efficiency ratio”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

•	TCE/TA ratio (non-GAAP) is reconciled to stockholders’ equity and total assets;

•	Adjusted net income, adjusted net income attributable to QCR Holdings, Inc. common stockholders, adjusted EPS and adjusted ROAA (all non-GAAP measures) are reconciled to net income;

•	NIM (TEY) (non-GAAP) and adjusted NIM (non-GAAP) are reconciled to NIM; and

•	Efficiency ratio (non-GAAP) is reconciled to noninterest expense, net interest income and noninterest income.

The TCE/TA non-GAAP ratio has been a focus for investors and management believes that this ratio may assist investors in analyzing the Company’s capital position without regard to the effects of intangible assets.

The table below also includes the following “adjusted” non-GAAP measurements of financial performance: adjusted net income, adjusted net income attributable to QCR Holdings, Inc. common stockholders, adjusted earnings per share and adjusted return on average assets. The Company’s management believes that these measures are important to investors as they exclude non-recurring income and expense items; therefore, they provide a better comparison for analysis and may provide a better indicator of future results.

NIM (TEY) is a financial measure that the Company’s management utilizes to take into account the tax benefit associated with certain loans and securities. It is standard industry practice to measure net interest margin using tax-equivalent measures.  In addition, the Company calculates NIM without the impact of acquisition accounting net accretion (adjusted NIM), as accretion amounts can fluctuate a great deal, making comparisons difficult.

The efficiency ratio is a ratio that management utilizes to compare the Company to peers. It is standard in the banking industry and widely utilized by investors.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

	As of
GAAP TO NON-GAAP	December 31,	December 31,
RECONCILIATIONS	2018	2017
	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$473,138	$353,287
Less: Intangible assets	95,282	37,413
TCE (non-GAAP)	$377,856	$315,874

Total assets (GAAP)	$4,949,710	$3,982,665
Less: Intangible assets	95,282	37,413
TA (non-GAAP)	$4,854,428	$3,945,252

TCE/TA ratio (non-GAAP)	7.78%	8.01%

	For the Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
ADJUSTED NET INCOME
Net income (GAAP)	$43,120	$35,707	$27,687	$16,928	$14,953
Less nonrecurring items (post-tax) (*):
Income:
Securities gains, net	$—	$(57)	$2,985	$519	$60
Total nonrecurring income (non-GAAP)	$—	$(57)	$2,985	$519	$60
Expense:
Losses on debt extinguishment	$—	$—	$2,975	$4,671	$—
Acquisition costs	1,645	695	1,086	—	—
Post-acquisition compensation, transition and integration costs	1,647	2,802	677	(487)	—
Accrual adjustments	—	—	—	513	—
Total nonrecurring expense (non-GAAP)	$3,292	$3,497	$4,738	$4,697	$60

Adjustment of tax expense related to the Tax Act	$—	$2,919	$—	$—	$—

Adjusted net income (non-GAAP)	$46,412	$36,342	$29,440	$20,854	$14,893
Less: Preferred Stock Dividends	—	—	—	—	1,082
Adjusted net income attributalbe to QCR Holdings, Inc common stochholders (non-GAAP)	$46,412	$36,342	$29,440	$20,854	$13,811

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$46,412	$36,342	$29,440	$20,854	$13,811

Weighted average common shares outstanding	14,768,687	13,325,128	12,570,767	10,345,286	7,925,220
Weighted average common and common equivalent shares outstanding	15,064,730	13,680,472	12,766,003	10,499,841	8,048,661

Adjusted EPS (non-GAAP):
Basic	$3.14	$2.73	$2.34	$2.02	$1.74
Diluted	$3.08	$2.66	$2.31	$1.99	$1.72

ADJUSTED ROAA
Adjusted net income (non-GAAP) (from above)	$46,412	$36,342	$29,440	$20,854	$14,893

Average Assets	$4,392,121	$3,519,848	$2,846,699	$2,549,921	$2,453,678

Adjusted ROAA (annualized) (non-GAAP)	1.06%	1.03%	1.03%	0.82%	0.61%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$142,395	$116,065	$94,517	$76,296	$69,071
Plus: Taxequivalent adjustment	6,637	9,215	6,021	4,881	3,977
Net interest income - taxequivalent (non-GAAP)	$149,032	$125,280	$100,538	$81,177	$73,048
Less: Accquisition accounting net accretion	5,527	4,774	3,718	367	675
Adjusted net interest income	$143,505	$120,506	$96,820	$80,810	$72,373

Average earning assets	$4,120,144	$3,314,836	$2,678,359	$2,406,213	$2,319,441

NIM (GAAP)	3.46%	3.50%	3.53%	3.17%	2.98%
NIM (TEY) (non-GAAP)	3.62%	3.78%	3.75%	3.37%	3.15%
Adjusted NIM (TEY) (non-GAAP)	3.48%	3.64%	3.61%	3.36%	3.12%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$119,143	$97,424	$81,486	$73,192	$65,554

Net interest income (GAAP)	$142,395	$116,065	$94,517	$76,296	$69,071
Noninterest income (GAAP)	41,541	30,482	31,037	24,363	21,282
Total income	$183,936	$146,547	$125,554	$100,659	$90,353

Efficiency ratio (noninterest expense/total income) (non-GAAP)	64.77%	66.48%	64.90%	72.71%	72.55%

*    Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 35% for each year including and prior to December 31, 2017 and 21% for each period after December 31, 2017.

NET INTEREST INCOME AND MARGIN (TAX EQUIVALENT BASIS) (Non-GAAP)

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

Net interest income, on a tax equivalent basis, increased 19% to $149.0 million for the year ended December 31, 2018, compared to the prior year. Excluding the tax equivalent adjustments, net interest income increased 23% for the year ended December 31, 2018 compared to the prior year. Net interest income improved due to several factors:

•	The merger with Springfield Bancshares in the third quarter of 2018 and the acquisition of Guaranty Bank in the fourth quarter of 2017;
•	Organic loan growth has been strong over the past 12 months pushing loans/leases up to 75.4% of total assets; and
•

The Company's continued strategy to redeploy funds from cash and lower yielding taxable securities portfolio into higher yielding loans and municipal bonds, especially with the Company's most recent acquisitions of SFC Bank and Guaranty Bank.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis			GAAP
	For the Year Ended			For the Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2018	2017	2016
Average Yield on Interest-Earning Assets	4.60%	4.37%	4.20%	4.44%	4.09%	3.98%
Average Cost of Interest-Bearing Liabilities	1.29%	0.81%	0.65%	1.29%	0.81%	0.65%
Net Interest Spread	3.31%	3.56%	3.55%	3.15%	3.28%	3.33%
NIM	3.62%	3.78%	3.75%	3.46%	3.50%	3,53%
NIM Excluding Acquisition Accounting Net Accretion	3.48%	3.63%	3.61%	3.32%	3.35%	3.39%

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

	For the Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
	dollars in thousands

Acquisition Accounting Net Accretion in NIM	5,527	$4,941	$3,718

Excluding acquisition accounting net accretion, NIM was down four basis points on a linked-year basis.  This margin compression was primarily due to the following:

•	Increases in the cost of funds due to both mix and rate as the Company continues to grow larger commercial and public deposit relationships which tend to have higher interest rate sensitivity;
•

With the flat yield curve and continued competition in our markets, loan pricing continues to be pressured.  The Company has had success in widening spreads as core loan yields increased over the year; however, the pace and magnitude of the widening has been offset by the increasing cost of funds; and

•	The addition of SFC Bank and its NIM was expansive to the Company’s NIM, though only for half of 2018.

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

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories are presented in the following table:

	Year Ended December 31,
	2018			2017			2016
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$20,472	$338	1.65%	$17,577	$149	0.85%	$15,142	$45	0.30%
Interest-bearing deposits at financial institutions	66,275	1,267	1.91	78,842	874	1.11	70,757	393	0.56
Investment securities (1)	659,017	23,621	3.58	590,761	22,460	3.80	535,912	19,054	3.56
Restricted investment securities	22,023	1,093	4.96	15,768	631	4.00	13,993	522	3.73
Gross loans/leases receivable (1) (2) (3)	3,352,357	163,197	4.87	2,611,888	120,618	4.62	2,042,555	92,475	4.53
Total interest earning assets	$4,120,144	189,516	4.60	$3,314,836	144,732	4.37	$2,678,359	112,489	4.20

Noninterest-earning assets:
Cash and due from banks	$72,920			$67,559			$53,650
Premises and equipment	68,602			62,719			44,773
Less allowance	(38,200)			(33,193)			(28,686)
Other	168,655			107,927			98,603
Total assets	$4,392,121			$3,519,848			$2,846,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$2,043,314	18,651	0.91%	$1,622,723	7,992	0.49%	$1,092,687	3,843	0.35%
Time deposits	766,020	12,024	1.57	528,834	5,020	0.95	436,070	2,175	0.50
Short-term borrowings	19,458	271	1.39	22,596	114	0.50	50,899	94	0.18
FHLB advances	202,715	4,193	2.07	120,206	1,981	1.65	114,797	1,284	1.12
Other borrowings	69,623	3,346	4.81	73,394	2,879	3.92	98,105	3,318	3.38
Junior subordinated debentures	37,578	1,999	5.32	34,030	1,466	4.31	33,735	1,237	3.67
Total interest-bearing liabilities	$3,138,708	40,484	1.29	$2,401,783	19,452	0.81	$1,826,293	11,951	0.65

Noninterest-bearing demand deposits	$792,885			$765,019			$714,867
Other noninterest-bearing liabilities	54,555			42,836			43,464
Total liabilities	$3,986,148			$3,209,638			$2,584,624

Stockholders' equity	405,973			310,210			262,075
Total liabilities and stockholders' equity	$4,392,121			$3,519,848			$2,846,699
Net interest income		$149,032			$125,280			$100,538
Net interest spread			3.31%			3.56%			3.55%
Net interest margin			3.46%			3.50%			3.53%
Net interest margin (TEY)(Non-GAAP)			3.62%			3.78%			3.75%
Adjusted net interest margin (TEY)(Non-GAAP)			3.48%			3.64%			3.61%
Ratio of average interest-earning assets to average interest-bearing liabilities	131.27%			138.02%			146.66%

(1)

Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 35% tax rate in each years including and prior to December 31, 2017 and using a 21% tax rate for each year after December 31, 2017.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

The Company’s components of change in net interest income are presented in the following table:

	For the years ended December 31, 2018, 2017 and 2016
	Inc./(Dec.)	Components		Inc./(Dec.)	Components
	from	of Change (1)		from	of Change (1)
	Prior Year	Rate	Volume	Prior Year	Rate	Volume
	2018 vs. 2017			2017 vs. 2016
	(dollars in thousands)			(dollars in thousands)
INTEREST INCOME
Federal funds sold	$189	$161	$28	$104	$96	$8
Interest-bearing deposits at financial institutions	393	550	(157)	481	431	50
Investment securities (2)	1,161	(1,334)	2,495	3,406	1,376	2,030
Restricted investment securities	462	175	287	109	40	69
Gross loans/leases receivable (2) (3)	42,579	6,829	35,750	28,143	1,886	26,257
Total change in interest income	$44,784	$6,381	$38,403	$32,243	$3,829	$28,414

INTEREST EXPENSE
Interest-bearing deposits	$10,659	$8,176	$2,483	$4,149	$1,876	$2,273
Time deposits	7,004	4,153	2,851	2,845	2,302	543
Short-term borrowings	157	175	(18)	20	94	(74)
Federal Home Loan Bank advances	2,212	599	1,613	697	634	63
Other borrowings	467	621	(154)	(439)	478	(917)
Junior subordinated debentures	533	369	164	229	218	11
Total change in interest expense	$21,032	$14,093	$6,939	$7,501	$5,602	$1,899

Total change in net interest income	$23,752	$(7,712)	$31,464	$24,742	$(1,773)	$26,515

(1)

The column "Inc/(Dec) from Prior Year" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)

Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 35% tax rate in each year including and prior to December 31, 2017 and using a 21% tax rate in each year after December 31, 2017.

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified the following as critical accounting policies:

GOODWILL

The Company records all assets and liabilities purchased in an acquisition, including intangibles, at fair value. Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment. In certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The initial recognition of goodwill and subsequent impairment analysis requires us to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods, which may include using the current market price of stock or discounted cash flow analyses. Additionally, estimated cash flows may extend beyond five years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors, changes in revenue growth trends, cost structures, technology, changes in discount rates and market conditions. In determining the reasonableness of cash flow estimates, the Company reviews historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions utilized in its estimates.

In assessing the fair value of reporting units, we may consider the stage of the current business cycle and potential changes in market conditions. We may also utilize other information to validate the reasonableness of our valuations, including public market comparables and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on tangible capital ratios of comparable companies and business segments. These multiples may be adjusted to consider competitive differences, including size, operating leverage and other factors. The carrying amount of a reporting unit is determined based on the capital required to support the reporting unit’s activities, including its tangible and intangible assets. The determination of a reporting unit’s capital allocation requires judgment and considers many factors, including the regulatory capital regulations and capital characteristics of comparable companies in relevant industry sectors. In certain circumstances, the Company will engage a third-party to independently validate our assessment of the fair value of our reporting units.

The Company assesses the impairment of goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following:

•	Significant under-performance relative to expected historical or projected future operating results;
•	Significant changes in the manner of use of the acquired asets or the strategy for the overall business;
•	Significant negative industry or economic trends; or
•	Significant decline in the market price for our common stock over a sustained period; and market capitalization relative to net book value.

The Company conducted an internal assessment of the goodwill, both collectively and at its subsidiaries, in both 2018 and 2017 and determined no goodwill impairment charges were required.

ALLOWANCE FOR LOAN AND LEASE LOSSES

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

Management may report a materially different amount for the provision in the statement of operations to change the allowance if its assessment of the above factors were different. The discussion regarding the Company’s allowance should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere in this Form 10‑K, as well as the portion of this MD&A section entitled “Financial Condition – Allowance for Estimated Losses on Loans/Leases.”

Although management believes the level of the allowance as of December 31, 2018 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, and 2016

INTEREST INCOME

For 2018, interest income grew $47.4 million, or 35%. In total, the Company’s average interest-earning assets increased $805.3 million, or 24%, year-over-year. Average loans/leases grew 28%, while average securities grew 12%. The acquisition of Guaranty Bank occurred in the fourth quarter of 2017, therefore 2018 was the first full year that Guaranty Bank was included in the Company’s financial results. The merger with Springfield Bancshares in the third quarter of 2018 also contributed to the increase in interest income and average interest-earning assets.

For 2017, interest income grew $29.0 million, or 27%. In total, the Company’s average interest-earning assets increased $636.5 million, or 24%, year-over-year. Average loans/leases grew 28%, while average securities grew 10%. The acquisition of CSB occurred in the third quarter of 2016, therefore 2017 was the first full year that CSB was included in the Company’s financial results. The acquisition of Guaranty Bank in the fourth quarter of 2017 also contributed to the increase in interest income and average interest-earning assets.

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

INTEREST EXPENSE

Comparing 2018 to 2017, interest expense increased $21.0 million, or 108%, year-over-year. Average interest-bearing liabilities increased 31% in 2018. The acquisition of Guaranty Bank occurred in the fourth quarter of 2017, therefore 2018 was the first full year that Guaranty Bank was included in the Company’s financial results. SFC Bank, acquired at the beginning of the third quarter of 2018, also contributed to the increase in interest expense and average interest-bearing liabilities. Additionally, as the Company has grown organically at a significant pace over the past several years, the loan growth has been funded in larger part by bigger depositor relationships with higher rate sensitivity, many of which have pricing tied to a certain index.  As a result, the cost of these funds is higher than the rest of the Company’s core deposit portfolio, and the cost rises at a higher rate (beta) as market interest rates rise (which has been the case over the past year).  The beta on the balance of the Company’s core deposit portfolio has performed well and is much lower than the beta on  relationships with pricing tied to a certain index.  Additionally, loan growth has outpaced deposit growth, therefore, short-term borrowings have increased to temporarily fill in the funding gap and the cost of these funds has increased with the rising rate environment.

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

The Company’s provision totaled $12.7 million for 2018, an increase of $4.2 million from 2017. Notably, RB&T’s provision expense increased $3.9 million when comparing 2018 to the prior year, primarily attributable to loans to two unrelated borrowers.  Additionally, the Company had strong loan growth.  SFC Bank incurred $990 thousand of provision expense in 2018. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish a loan loss reserve. When comparing 2017 to 2016, the Company’s provision increased by $992 thousand. In 2017, CSB incurred $2.8 million of provision expense for the full year.

The Company had an allowance of 1.07% of total gross loans/leases at December 31, 2018, compared to 1.16% of total gross loans/leases at December 31, 2017, and compared to 1.28% of total gross loans/leases at December 31, 2016.  Management evaluates the allowance needed on the acquired loans factoring in the remaining discount, which was $11.6 million, $8.1 million and $10.1 million at December 31, 2018, 2017 and 2016, respectively.

The Company’s allowance to total NPLs was 214.80% at December 31, 2018, which was up from 184.28% at December 31, 2017, and up from 144.85% at December 31, 2016.

The fluctuations in these ratios were the result of recent acquisitions. In accordance with GAAP for acquisition accounting, acquired loans must be recorded at fair value; therefore, no allowance was associated with these loans. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the years ended December 31, 2018, 2017, and 2016.

	Year Ended
	December 31,	December 31,
	2018	2017	$ Change	% Change
Trust department fees	$8,707,406	$7,187,820	$1,519,586	21.1%
Investment advisory and management fees	4,725,557	3,869,699	855,858	22.1
Deposit service fees	6,420,237	5,919,317	500,920	8.5
Gains on sales of residential real estate loans, net	900,744	408,655	492,089	120.4
Gains on sales of government guaranteed portions of loans, net	404,852	1,163,741	(758,889)	(65.2)
Swap fee income	10,787,234	3,094,939	7,692,295	248.5
Securities gains (losses), net	—	(87,885)	87,885	(100.0)
Earnings on bank-owned life insurance	1,631,749	1,802,443	(170,694)	(9.5)
Debit card fees	3,262,645	2,941,703	320,942	10.9
Correspondent banking fees	851,514	915,647	(64,133)	(7.0)
Other	3,849,156	3,266,213	582,943	17.8
Total noninterest income	$41,541,094	$30,482,292	$11,058,802	36.3%

	Year Ended
	December 31,	December 31,
	2017	2016	$ Change	% Change
Trust department fees	$7,187,820	$6,164,137	$1,023,683	16.6%
Investment advisory and management fees	3,869,699	2,992,811	876,888	29.3
Deposit service fees	5,919,317	4,439,455	1,479,862	33.3
Gains on sales of residential real estate loans, net	408,655	431,313	(22,658)	(5.3)
Gains on sales of government guaranteed portions of loans, net	1,163,741	3,159,073	(1,995,332)	(63.2)
Swap fee income	3,094,939	1,708,204	1,386,735	81.2
Securities gains (losses), net	(87,885)	4,592,398	(4,680,283)	(101.9)
Earnings on bank-owned life insurance	1,802,443	1,771,396	31,047	1.8
Debit card fees	2,941,703	1,814,488	1,127,215	62.1
Correspondent banking fees	915,647	1,050,142	(134,495)	(12.8)
Other	3,266,213	2,913,458	352,755	12.1
Total noninterest income	$30,482,292	$31,036,875	$(554,583)	(1.8)%

In recent years, the Company has been successful in expanding its wealth management customer base. Trust department fees continue to be a significant contributor to noninterest income. With strong growth in assets under management, trust department fees increased 21% in the current year.  Comparatively, trust fee income increased 17% when comparing 2017 to 2016. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts.

Management has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, fees from these services are largely determined based on the value of the investments managed. On October 1, 2018 the Company acquired the Bates Companies, headquartered in Rockford, Illinois.  The acquisition enhanced the wealth management services of the Company by adding approximately $704 million of assets under management.  Investment advisory and management fees increased 22% in 2018. Comparatively, investment advisory and management fees increased 29% in 2017.

Deposit service fees expanded 9% in 2018 and 33% in 2017. The increases in both years were the result of the recent acquistions. Additionally, the Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans, net,  increased 120% in 2018, while decreasing 5% in 2017. The increase in 2018 was due to the addition of SFC Bank which recognized $532 thousand of gains on sales of residential real estate, net since it was acquired via merger on July 1, 2018.  Overall, refinancing activity has slowed, as many of the Company’s existing and prospective customers have already executed a refinancing. Therefore, this area has become a much smaller contributor to overall noninterest income.

The Company’s gains on the sale of government-guaranteed portions of loans for 2018 decreased 65%, while decreasing 63% in the prior year. Given the nature of these gains, large fluctuations can happen from quarter-to-quarter and year-to-year. As one of its strategies, the Company continues to leverage its expertise by taking advantage of programs offered by the SBA and the USDA. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary.  Recently, competitors have been offering SBA loan candidates traditional financing without the guarantee and the Company is not willing to relax its structure for those lending opportunities.

As a result of the interest rate environment, the Company was able to execute numerous interest rate swaps on select commercial loans, including tax credit project loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from year to year. Swap fee income totaled $10.8 million in 2018, compared to $3.1 million in 2017 and $1.7 million in 2016. Future levels of swap fee income are dependent upon prevailing interest rates.

There were no securities gains or losses in the current year as compared to securities losses (net) of $88 thousand for the prior year and securities gains (net) of $4.6 million in 2016. In 2016, the Company took advantage of market opportunities by selling approximately $130.2 million of investments that were low-yielding. Proceeds were then used to purchase higher-yielding tax-exempt municipal bonds and to fund loan and lease growth. Additionally, in the third quarter of 2016, the Company sold an equity investment and recognized a gain of $4.0 million, which was then used to reduce wholesale borrowings and further de-lever the balance sheet.

Earnings on BOLI decreased 10% in 2018 and increased 2% in 2017. There were no purchases of BOLI in 2018 or 2017. Yields on BOLI (based on a simple average and excluding the impact of the federal income tax exemption) were 2.57% for 2018, 3.05% for 2017, and 3.09% for 2016. Notably, a small portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity market. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 11% in 2018, compared to a 62% increase in the prior year. The primary reason for the increase in both years was the recent acquisitions. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees decreased 7% in 2018 and decreased 13% in 2017. Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund loan growth as well as a steady source of fee income.  The Company now serves 190 banks in Iowa, Illinois and Wisconsin.

Other noninterest income increased 18% in 2018 and 12% in 2017. The primary reason for the increase was driven by fluctuations in net gains recognized on the disposal of leased assets.

NONINTEREST EXPENSES

The following tables set forth the various categories of noninterest expenses for the years ended December 31, 2018, 2017, and 2016.

	Year Ended
	December 31,	December 31,
	2018	2017	$ Change	% Change
Salaries and employee benefits	$68,994,218	$55,722,288	$13,271,930	23.8%
Occupancy and equipment expense	12,883,632	10,938,037	1,945,595	17.8
Professional and data processing fees	11,452,084	10,757,057	695,027	6.5
Acquisition costs	1,795,119	1,068,918	726,201	67.9
Post-acquisition compensation, transition and integration costs	2,086,386	4,309,565	(2,223,179)	(51.6)
FDIC insurance, other insurance and regulatory fees	3,594,480	2,752,270	842,210	30.6
Loan/lease expense	1,543,343	1,163,708	379,635	32.6
Net cost and gains/losses on operations of other real estate	2,488,730	1,599	2,487,131	155,542.9
Advertising and marketing	3,551,822	2,624,951	926,871	35.3
Bank service charges	1,837,626	1,770,942	66,684	3.8
Correspondent banking expense	820,905	807,077	13,828	1.7
CDI amortization expense	1,692,431	1,000,561	691,870	69.1
Other	6,402,643	4,507,724	1,894,919	42.0
Total noninterest expense	$119,143,419	$97,424,697	$21,718,722	22.3%

	Year Ended
	December 31,	December 31,
	2017	2016	$ Change	% Change
Salaries and employee benefits	$55,722,288	$46,317,060	$9,405,228	20.3%
Occupancy and equipment expense	10,938,037	8,404,605	2,533,432	30.1
Professional and data processing fees	10,757,057	7,113,443	3,643,614	51.2
Acquisition costs	1,068,918	1,400,004	(331,086)	(23.6)
Post-acquisition compensation, transition and integration costs	4,309,565	1,041,169	3,268,396	313.9
FDIC insurance, other insurance and regulatory fees	2,752,270	2,549,314	202,956	8.0
Loan/lease expense	1,163,708	662,299	501,409	75.7
Net cost and gains/losses on operations of other real estate	1,599	591,303	(589,704)	(99.7)
Advertising and marketing	2,624,951	2,127,566	497,385	23.4
Bank service charges	1,770,942	1,692,957	77,985	4.6
Losses on debt extinguishment, net	—	4,577,668	(4,577,668)	(100.0)
Correspondent banking expense	807,077	750,646	56,431	7.5
CDI amortization	1,000,561	442,850	557,711	125.9
Other	4,507,724	3,815,028	692,696	18.2
Total noninterest expense	$97,424,697	$81,485,912	$15,938,785	19.6%

Management places strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency. One-time charges relating to acquisitions impacted expense in 2018, 2017 and 2016.

Salaries and employee benefits, which is the largest component of noninterest expense, increased 24% and 20% in 2018 and 2017, respectively. This increase was primarily related to the recent acquisitions, new hires and merit increases.  To help support recent and expected growth the Company is adding to its operational infrastructure and investing in additional staffing both at the corporate level and at some of its bank charters.  Some of these hires are opportunistic, as the Company takes advantages of talent availability in the marketplace as a result of ongoing industry consolidation.  Incentives and commissions increased, driven by higher swap fee income in 2018.

Occupancy and equipment expense increased 18% in 2018 and increased 30% in 2017. These increases were largely due to the addition of Guaranty Bank late in 2017 and the addition of SFC Bank in the third quarter of 2018.

Professional and data processing fees increased 7% in 2018 and increased 51% in 2017. This increased expense was mostly due to the additions of the Bates Companies, SFC Bank and Guaranty Bank. Legal expense was elevated due to a legal matter at RBT where two employees have been charged with wrongdoing in connection with an SBA loan application. The Company anticipates these legal expenses will continue until the court proceedings are completed, which the Company expects to be sometime in late 2019. Neither RB&T, nor the Company, have been charged in the case. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

Acquisition costs totaled $1.8 million and $1.1 million for 2018 and 2017, respectively. These costs were comprised primarily of legal, accounting and investment banking costs related to the acquisitions described in Note 2 to the Consolidated Financial Statements.

Post-acquisition compensation, transition and integration costs totaled $2.1 million and $4.3 million for 2018 and 2017, respectively. These costs were comprised primarily of personnel costs, IT integration, and conversion costs related to the acquisitions described in Note 2 to the Consolidated Financial Statements.  There was a one-time contract termination fee related to a data processing software conversion at CSB that accounted for the increased cost in 2017.

FDIC insurance, other insurance and regulatory fee expense increased 31% in 2018 and increased 8% in 2017. The increase in expense was due to recent acquisitions.

Loan/lease expense increased 33% in 2018 and increased 76% in 2017. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net costs of operations totaled $2.5 million for 2018 and $2 thousand for 2017. The increase in 2018 is due primarily to a $2.0 million write-down of one OREO property and the loss on sale of another OREO property totaling $424 thousand.

Advertising and marketing expense increased 35% in 2018 and increased 23% in 2017. The increase in expense was primarily due to the additions of SFC Bank and Guaranty Bank.

Bank service charges, a large portion of which include indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased over the past two years (4% in 2018 and 5% in 2017). As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses will also increase.

In 2016, the Company incurred $4.6 million in losses on debt extinguishment (net). These losses relate to the prepayment of certain FHLB advances and wholesale structured repurchase agreements. Additionally, the Company recognized gains on extinguishment related to the repurchase of junior subordinated debentures that were acquired at a discount through auction.

Correspondent banking expense increased 2% in 2018 and 8% in 2017. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services. The increases in both years were due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio.

Core deposit intangible amortization expense increased 69% in 2018 and 126% in 2017. Increases were due to the additions of SFC Bank and Guaranty Bank.

Other noninterest expense increased 42% in 2018 and 18% in 2017. Included in other noninterest expense are items such as subscriptions, sales and use tax and expenses related to wealth management. The majority of this increase is also related to the additions of SFC Bank and Guaranty Bank.

INCOME TAX EXPENSE

The provision for income taxes was $9.0 million for 2018, or an effective tax rate of 17.3%, compared to $4.9 million for 2017, or an effective tax rate of 12.2%, and compared to $8.9 million for 2016, or an effective tax rate of 24.3%. The effective tax rate for 2017 was significantly impacted by a $2.9 million income tax benefit for the re-valuation of deferred taxes at the lower federal income tax rate as a result of the Tax Act. See Note 13 to the Consolidated Financial Statements for additional information regarding the impact of Tax Act on deferred tax assets and income tax.

Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 13 to the Consolidated Financial Statements for additional details.

FINANCIAL CONDITION, AS OF THE YEARS ENDED DECEMBER 31, 2018 AND 2017

OVERVIEW

Following is a table that represents the major categories of the Company’s balance sheet.

	As of December 31,
	2018		2017
	(dollars in thousands)
	Amount	%	Amount	%
Cash , federal funds sold, and interest-bearing deposits	$245,119	5%	$161,684	4%
Securities	662,969	13%	652,382	16%
Net loans/leases	3,692,907	75%	2,930,130	74%
Other assets	348,715	7%	238,469	6%
Total assets	$4,949,710	100%	$3,982,665	100%

Total deposits	$3,977,031	80%	$3,266,655	82%
Total borrowings	404,969	8%	309,480	8%
Other liabilities	94,572	2%	53,243	1%
Total stockholders' equity	473,138	10%	353,287	9%
Total liabilities and stockholders' equity	$4,949,710	100%	$3,982,665	100%

In 2018, total assets grew $967.0 million, or 24%. This included $578.9 million in assets acquired and new goodwill of $49.7 million as part of the Bates Companies acquisition and merger with Springfield Bancshares (further described in Note 2 to the Consolidated Financial Statements). The Company organically grew its net loan/lease portfolio $285.4 million, which was primarily funded by deposit growth. Deposits grew $270.8 million, or 8% during 2018, excluding the $439.6 million of deposits assumed in the Springfield Bancshares merger. Borrowings increased $10.3 million, or 3% during 2018, excluding the $85.2 million of borrowings assumed in the Springfield Bancshares merger.

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

Following is a breakdown of the Company’s securities portfolio by type, the percentage of net unrealized losses to carrying value on the total portfolio, and the portfolio duration as of December 31, 2018, 2017, and 2016.

	2018		2017		2016
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

U.S. govt. sponsored agency securities	$36,411	5%	$38,097	6%	$46,084	8%
Municipal securities	459,409	70%	445,049	68%	374,463	65%
Residential mortgage-backed and related securities	159,249	24%	163,301	25%	147,702	26%
Other securities	7,900	1%	5,935	1%	5,773	1%
	$662,969	100%	$652,382	100%	$574,022	100%

Securities as a % of Total Assets	13.39%		16.38%		17.38%
Net Unrealized Losses as a % of Amortized Cost	(1.01)%		(0.13)%		(0.87)%
Duration (in years)	6.8		7.0		6.0
Yield on investment securities (tax equivalent)	3.58%		3.80%		3.56%
Yield on investment securities (GAAP)	2.85%		2.47%		2.31%

Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in 2018, 2017 or 2016.

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

LOANS/LEASES

The Company’s loan/lease portfolio grew organically $290.9 million, or 9.8%, during 2018. The remaining growth in the loan/lease portfolio was related to the merger with Springfield Bancshares (further described in Note 2 to the Consolidated Financial Statements). Notably, C&I loans increased $294.9 million, or 26% and CRE loans grew $462.6 million, or 35%.

The Company’s loan/lease portfolio grew organically $366.5 million, or 15%, during 2017. The remaining growth in the loan/lease portfolio was related to the acquisition of Guaranty Bank (further described in Note 2 to the Consolidated Financial Statements). Notably, C&I loans increased $306.9 million, or 37% and CRE loans grew $210.0 million, or 19%.

The mix of loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

C&I loans	$1,429,410	38%	$1,134,516	38%	$827,637	34%	$648,160	36%	$523,927	32%
CRE loans	1,766,111	48%	1,303,492	44%	1,093,459	46%	724,369	41%	702,140	43%
Direct financing leases	117,969	3%	141,448	5%	165,419	7%	173,656	10%	166,032	10%
Residential real estate loans	290,759	8%	258,646	9%	229,233	10%	170,433	9%	158,633	10%
Installment and other consumer loans	119,381	3%	118,611	4%	81,666	3%	73,669	4%	72,607	5%
Total loans/leases	$3,723,630	100%	$2,956,713	100%	$2,397,414	100%	$1,790,287	100%	$1,623,339	100%
Plus deferred loan/lease origination costs, net of fees	9,124		7,773		8,073		7,736		6,664
Less allowance	(39,847)		(34,356)		(30,757)		(26,141)		(23,074)
Net loans/leases	$3,692,907		$2,930,130		$2,374,730		$1,771,882		$1,606,929

Historically, the Company structures most residential real estate loans to conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell the loans on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans and recognizing noninterest income from the gain on sale. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans in the table above. Historically, the subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature or adjust in one to five years, and then retain these loans in their portfolios. The Company holds a limited amount of 15‑year fixed rate residential real estate loans originated in prior years that met certain credit guidelines. In addition, the Company has not originated any subprime, Alt-A, no documentation, or stated income residential real estate loans throughout its history.

The following tables set forth the remaining maturities by loan/lease type as of December 31, 2018 and 2017. Maturities are based on contractual dates.

	As of December 31, 2018
				Maturities After One Year
	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates
	(dollars in thousands)

C&I loans	$567,593	$465,514	$396,303	$583,819	277,998
CRE loans	275,540	1,010,093	480,478	1,054,286	436,285
Direct financing leases	7,897	104,318	5,753	110,071	—
Residential real estate loans	10,430	23,373	256,956	207,344	72,985
Installment and other consumer loans	21,652	59,760	37,970	47,067	50,663
	$883,112	$1,663,058	$1,177,460	$2,002,587	$837,931
Percentage of total loans/leases	24%	45%	31%	71%	29%

	As of December 31, 2017
				Maturities After One Year
	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates
	(dollars in thousands)

C&I loans	$378,849	$427,347	$328,320	$505,345	$250,322
CRE loans	225,712	715,661	362,119	734,844	342,936
Direct financing leases	8,504	127,853	5,091	132,944	—
Residential real estate loans	6,793	7,546	244,307	184,284	67,569
Installment and other consumer loans	28,908	54,565	35,138	43,817	45,886
	$648,766	$1,332,972	$974,975	$1,601,234	$706,713
Percentage of total loans/leases	22%	45%	33%	69%	31%

As CRE loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of December 31, 2018 and 2017, respectively, approximately 28% and 26% of the CRE loan portfolio was owner-occupied. The increase in this percentage in 2018 was mostly due to the addition of SFC Bank, which had a slightly higher owner-occupied percentage as compared to the legacy charters. SFC Bank’s percentage of owner-occupied loans was 30% of their CRE portfolio.

Over the past several years, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more C&I loans. C&I loans grew $294.9 million, or 26% over the past twelve months. A portion of this growth was attributable to the merger with Springfield Bancshares and the acquisition of Guaranty Bank, which had $95.8 million and $44.7 million of C&I loans at acquisition, respectively.

A syndicated loan is a commercial loan provided by a group of lenders and is structured, arranged and administered by one or several commercial or investment banks known as arrangers. The nationally syndicated loans invested in by the Company consist of fully funded, highly liquid term loans for which there is a liquid secondary market. The amount of nationally syndicated loans totaled $40.8 million and $51.2 million as of December 31, 2018 and 2017, respectively.

The Company also has several loans that are syndicated to borrowers in our existing markets or purchased from peer banks that we have a relationship with. These loans were immaterial as of December 31, 2018 and 2017.

See Note 4 to the Consolidated Financial Statements for additional information on the Company’s loan/lease portfolio.

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

The allowance totaled $39.8 million at December 31, 2018, which was an increase of $5.5 million, or 16%, from $34.4 million at December 31, 2017. Provision totaled $12.7 million for 2018 and outpaced net charge-offs of $7.2 million (or 21 basis points of average loans/leases outstanding).

The allowance totaled $34.4 million at December 31, 2017, which was an increase of $3.6 million, or 12%, from $30.8 million at December 31, 2016. Provision totaled $8.5 million for 2017 and outpaced net charge-offs of $4.9 million (or 19 basis points of average loans/leases outstanding).

The increase in allowance in both 2018 and 2017 was primarily due to a combination of general allocations related to loan growth, as well as changes in qualitative and quantitative factors. Additionally, a portion of the increase in both years was due to the recent acquisitions. Although purchase accounting eliminates the allowance at acquisition, as acquired loans refinance and new loans are originated, an allowance must be established.

The following table summarizes the activity in the allowance.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)

Average amount of loans/leases outstanding, before allowance	$3,352,357	$2,611,888	$2,042,555	$1,707,523	$1,540,382

Allowance:
Balance, beginning of fiscal year	$34,356	$30,757	$26,141	$23,074	$21,448
Charge-offs:
C&I	(5,359)	(1,150)	(527)	(454)	(1,476)
CRE	(387)	(1,795)	(24)	(2,560)	(2,756)
Direct financing leases	(2,002)	(2,285)	(2,503)	(1,789)	(1,504)
Residential real estate	(127)	(102)	(77)	(170)	(131)
Installment and other consumer	(44)	(41)	(113)	(252)	(269)
Subtotal charge-offs	(7,919)	(5,373)	(3,244)	(5,225)	(6,136)

Recoveries:
C&I	295	191	109	634	363
CRE	50	43	33	502	418
Direct financing leases	344	186	93	136	68
Residential real estate	23	29	1	4	10
Installment and other consumer	40	53	146	145	96
Subtotal recoveries	752	502	382	1,421	955
Net charge-offs	(7,167)	(4,871)	(2,862)	(3,804)	(5,181)
Provision charged to expense	12,658	8,470	7,478	6,871	6,807
Balance, end of fiscal year	$39,847	$34,356	$30,757	$26,141	$23,074

Net charge-offs to average loans/leases outstanding	0.21%	0.19%	0.14%	0.22%	0.34%

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

The following is a table that reports the historical trends of criticized and classified loan totals as of December 31, 2018, 2017 and 2016.

	As of December 31,
Internally Assigned Risk Rating *	2018	2017	2016
	(dollars in thousands)

Special Mention (Rating 6)	$42,058	$31,024	$20,082
Substandard (Rating 7)	28,593	43,435	49,035
Doubtful (Rating 8)	—	271	—
	$70,651	$74,730	$69,117

Criticized Loans **	$70,651	$74,730	$69,117
Classified Loans ***	$28,593	$43,706	$49,035

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

Criticized loans decreased 5% in 2018 and increased 8% in 2017. Classified loans decreased 35% in 2018 and 11% in 2017.  Notably, the Company merged SFC Bank in the third quarter of 2018 and SFC Bank had no criticized or classified loans.

NPLs (consisting of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing TDRs) decreased $92 thousand, or 1%, during 2018. NPLs decreased $2.6 million, or 12%, during 2017. See the table in the following section for further detail on NPLs and NPAs.

In 2018 and 2017, allowance as a percentage of gross loans/leases decreased due to the acquisitions of SFC Bank and Guaranty Bank. In accordance with GAAP for acquisition accounting, acquired loans were recorded at fair value; therefore, there was no allowance associated with these loans at acquisition. Management continues to evaluate the allowance needed on the acquired loans factoring in the net remaining discount ($11.6 million, $8.1 million and $10.1 million at December 31, 2018, 2017 and 2016, respectively).

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs as of December 31, 2018, 2017, and 2016.

	As of December 31,
	2018	2017	2016

Allowance / Gross Loans/Leases	1.07%	1.16%	1.28%
Allowance / NPLs	214.80%	184.28%	144.85%

The following table presents the allowance by type and the percentage of loan/lease type to total loans/leases.

	As of December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

C&I loans	16,420	38%	14,323	38%	12,545	34%	10,484	36%	8,834	32%
CRE loans	17,719	48%	13,963	44%	11,671	46%	9,375	41%	8,353	43%
Direct financing leases	1,792	3%	2,382	5%	3,112	7%	3,395	10%	3,359	10%
Residential real estate loans	2,557	8%	2,466	9%	2,342	10%	1,790	9%	1,526	10%
Installment and other consumer loans	1,359	3%	1,222	4%	1,087	3%	1,097	4%	1,002	5%
	$39,847	100%	$34,356	100%	$30,757	100%	$26,141	100%	$23,074	100%

%Represents the percentage of the certain type of loan/lease to total loans/leases

Although management believes that the allowance at December 31, 2018 is at a level adequate to absorb probable losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require additional increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and its leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 4 to the Consolidated Financial Statements for additional information on the Company’s allowance.

NONPERFORMING ASSETS

The table below presents the amounts of NPAs.

	As of December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$14,260	$11,441	$13,919	$10,648	$18,588
Accruing loans/leases past due 90 days or more (3)	632	89	967	3	93
TDRs - accruing	3,659	7,113	6,347	1,054	1,421
Total NPLs	18,551	18,643	21,233	11,705	20,102
OREO	9,378	13,558	5,523	7,151	12,768
Other repossessed assets	8	80	202	246	155
Total NPAs	$27,937	$32,281	$26,958	$19,102	$33,025

NPLs to total loans/leases	0.50%	0.63%	0.88%	0.65%	1.23%
NPAs to total loans/leases plus repossessed property	0.75%	1.08%	1.12%	1.06%	2.01%
NPAs to total assets	0.56%	0.81%	0.82%	0.74%	1.31%

(1)	Includes government guaranteed portions of loans, if applicable.
(2)	Includes TDRs of $2.3 million at December 31, 2018, $2.3 million at December 31, 2017, $2.3 million at December 31, 2016, $1.5 million at December 31, 2015, and $5.0 million at December 31, 2014.
(3)	Includes TDRs of $496 thousand at December 31, 2018.

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

In 2018, the Company’s NPAs decreased $4.3 million, or 13%. OREO decreased $4.2 million primarily due to the $2.0 million writedown of one large OREO property and the sale of a $1.3 million OREO property (including a loss on sale of $424 thousand).  In the fourth quarter of 2018, there was a $3.5 million paydown on a large nonaccrual loan.

In 2017, the Company’s NPAs increased $5.3 million, or 20%. OREO increased $8.0 million primarily due to the addition of one large non owner-occupied CRE relationship.

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

DEPOSITS

Deposits grew $710.4 million during 2018 (including $270.8 million of organic growth and $439.6 million of deposits assumed through the merger with Springfield Bancshares).  For 2017, deposits grew $597.3 million (including $384.9 million of organic growth and $212.5 million of deposits acquired through the purchase of Guaranty Bank). The table below presents the composition of the Company’s deposit portfolio.

	As of December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Noninterest bearing demand deposits	$791,101	20%	$789,548	24%	$797,415	30%
Interest bearing demand deposits*	2,204,206	55%	1,855,893	57%	1,369,226	51%
Time deposits	704,903	18%	516,058	16%	439,169	17%
Brokered deposits	276,821	7%	105,156	3%	63,451	2%
	$3,977,031	100%	$3,266,655	100%	$2,669,261	100%

*    Includes brokered money market balances of $7.0 million, $25.1 million and $22.0 million as of December 31, 2018, 2017 and 2016, respectively.

The Company has been successful in growing its noninterest-bearing deposit portfolio over the past several years, growing average balances 4% in 2018 and 7% in 2017. Year-end balances can fluctuate a great deal due to large customer and correspondent bank activity. Trends have shown that this fluctuation is generally temporary.

Management will continue to focus on growing its core deposit portfolio, including its correspondent banking business at QCBT, as well as shifting the mix from brokered and other higher cost deposits to lower cost core deposits. With the significant success achieved by QCBT in growing its correspondent banking business, QCBT has developed procedures to proactively monitor this industry concentration of deposits and loans. Other deposit-related industry concentrations and large accounts are monitored by the internal asset liability management committee. See discussion regarding policy limits on bank stock loans in the Lending/Leasing section under Item 1 – Business in Part I of this Form 10‑K.

SHORT-TERM BORROWINGS

The subsidiary banks purchase federal funds for short-term funding needs from the FRB, or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of, December 31,
	2018	2017	2016
	(dollars in thousands)

Overnight repurchase agreements	$2,084	$7,003	$8,131
Federal funds purchased	26,690	6,990	31,840
	$28,774	$13,993	$39,971

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

FHLB ADVANCES AND OTHER BORROWINGS

As a result of their memberships in the FHLB of Des Moines and Chicago, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. The subsidiary banks can utilize FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provide a less costly source of funds than customer deposits. For 2018, FHLB advances increased $74.5 million, or 39%, due to the merger with Springfield Bancshares and strong loan and lease growth, which outpaced the Company’s deposit growth.  See Note 10 of the Consolidated Financial Statements for additional details. For 2017, FHLB advances increased $54.5 million, or 40%, due to the timing of strong loan and lease growth which temporarily outpaced the Company’s deposit growth. The

FHLB advance increases were overnight advances. There were no increases in term advances. See Note 10 of the Consolidated Financial Statements for additional details.

	As of December 31,
	2018	2017	2016
	(dollars in thousands)

Amount Due	$266,492	$192,000	$137,500
Weighted Average Interest Rate at Year-End	2.55%	1.82%	1.25%

Other borrowings consist largely of wholesale structured repurchase agreements which the subsidiary banks historically  utilized as an alternative funding source to FHLB advances and customer deposits.  The table below presents the composition of the Company’s other borrowings.

	As of, December 31,
	2018	2017	2016
	(dollars in thousands)

Wholesale structured repurchase agreements	$35,000	$35,000	$45,000
Term notes	23,250	31,000	30,000
Subordinated debentures	4,782	—	—
Revolving line of credit	9,000	—	5,000
	$72,032	$66,000	$80,000

During 2018 the Company assumed $9.5 million of other borrowings in the Springfield Bancshares merger.  Excluding the merger impact, other borrowings decreased $3.5 million. The term notes and revolving line of credit have been used to fund acquisitions as described in Note 2 to the Consolidated Financial Statements. In 2017, other borrowings decreased $14 million with the paydown of $5.0 million revolving line of credit and the maturity of $9.0 million wholesale structured repurchase agreement.

See Notes 10 and 11 to the Consolidated Financial Statements for additional information regarding FHLB advances, and other borrowings.

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

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of December 31,
	2018	2017	2016
	(dollars in thousands)

Common stock	$15,718	$13,918	$13,107
Additional paid in capital	270,761	189,078	156,777
Retained earnings	192,203	151,962	118,617
AOCI (loss)	(5,544)	(1,671)	(2,460)
Total stockholders' equity	$473,138	$353,287	$286,041

TCE / TA ratio (non-GAAP)	7.78%	8.01%	8.04%

*   TCE/TA ratio is a non-GAAP measure. Refer to the GAAP to Non-GAAP Reconciliations section of this report for more information.

As of December 31, 2018, 2017 and 2016, no preferred stock was outstanding.

In connection with the merger with Springfield Bancshares in the third quarter of 2018, the Company issued 1,699,414 shares of its common stock at a price of $47.45 per share. This issuance modestly increased common stock and additional paid in capital in comparison to the prior year. Refer to Note 2 of the Consolidated Financial Statements for additional information.

In connection with the acquisition of Guaranty Bank in the fourth quarter of 2017, the Company issued 678,670 shares of its common stock at a price of $45.50 per share. This issuance significantly increased common stock and additional paid in capital in comparison to the prior year. Refer to Note 2 of the Consolidated Financial Statements for additional information.

In the third quarter of 2016, the Company sold 1,215,000 shares of its common stock at a price of $24.75 per share, for net proceeds of $29.8 million, after deducting expenses, to help fund the acquisition of CSB. This offering significantly increased common stock and additional paid in capital in comparison to the prior year. Refer to Note 2 of the Consolidated Financial Statements for additional information.

The following table presents the rollforward of stockholders’ equity for the years ended December 31, 2018 and 2017, respectively.

	For the Year Ended December 31,
	2018	2017
	(dollars in thousands)

Beginning balance	$353,287	$286,041
Net income	43,120	35,707
Other comprehensive income (loss), net of tax	(3,205)	1,093
Common cash dividends declared	(3,546)	(2,665)
Proceeds from issuance of 678,670 shares of common stock, net of costs	—	30,741
Proceeds from issuance of 23,501 shares of common stock	1,000	—
Proceeds from issuance of 1,699,414 shares of common stock, net of costs	80,531	—
Other *	1,951	2,370
Ending balance	$473,138	$353,287

*   Includes mostly common stock issued for options exercised and the employee stock purchase plans, as well as stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $159.7 million during 2018, $164.0 million during 2017 and $139.5 million during 2016. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At December 31, 2018, the subsidiary banks had 33 lines of credit totaling $363.7 million, of which $1.7 million was secured and $362.0 million was unsecured. At December 31, 2018, $343.7 million of the $363.7 million was available.

At December 31, 2017, the subsidiary banks had 34 lines of credit totaling $375.0 million, of which $3.0 million was secured and $372.0 million was unsecured. At December 31, 2017, the full $375.0 million was available.

The Company maintains a $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2019. At December 31, 2018, $1.0 million was available. See Note 11 to the Consolidated Financial Statements for additional information.

Investing activities used cash of $333.7 million during 2018 compared to $410.5 million during 2017, and $169.0 million during 2016. Proceeds from calls, maturities, pay downs, and sales of securities were $70.2 million for 2018 compared to $152.6 million for 2017, and $285.2 million for 2016. Purchases of securities used cash of $84.0 million for 2018 compared to $179.8 million for 2017, and $179.6 million for 2016. The net increase in loans/leases used cash of $292.7 million for 2018 compared to $375.2 million for 2017, and $187.5 million for 2016. The Company paid net cash of $5.2 million related to the acquisition of the Bates Companies and merger with Springfield Bancshares for 2018 and paid net cash of and $3.4 million related to the acquisition of Guaranty Bank for 2017.

Financing activities provided cash of $279.2 million for 2018 compared to $382.0 million for 2017, and $154.4 million for 2016. Net increases in deposits totaled $271.3 million, $385.1 million, and $302.4 million for 2018, 2017, and 2016, respectively. Net short-term borrowings increased $13.6 million, $39.1 million and $104.7 million in 2018 and 2017 and 2016, respectively. In 2018 the Company did not prepay any FHLB advances and other borrowings.  In 2017, and 2016, respectively, the Company used $4.1 million, and $31.0 million to prepay select FHLB advances and other borrowings. Short-term FHLB advances increased $24.8 million, $60.9 million. and $20.5 million in 2018, 2017, and 2016, respectively.

Total cash provided by operating activities was $64.3 million for 2018, compared to $33.7 million for 2017, and $43.4 million for 2016.

Throughout its history, the Company has secured additional capital through various resources, including common and preferred stock and the issuance of trust preferred securities.

As of December 31, 2018 and 2017, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. See Note 16 to the Consolidated Financial Statements for detail of the capital amounts and ratios for the Company and subsidiary banks.

The Company filed a universal shelf registration statement on Form S‑3 with the SEC on October 27, 2016, as amended on January 11, 2017. Declared effective by the SEC on January 31, 2017, the registration statement allows the Company to offer and sell various types of securities, including common stock, preferred stock, debt securities and/or warrants, from time to time up to an aggregate amount of $100 million. The specific terms and prices of any securities offered pursuant to the registration statement will be determined at the time of any future offering and described in a separate prospectus supplement, which would be filed with the SEC at the time of the particular offering, if any. There were no securities issued under this shelf registration statement during 2017 or 2018. In February 2019, the Company utilized a portion of the $100.0 million by completing an underwritten public offering of $65.0 million in aggregate principal amount of its 5.375% Fixed-to-Floating Rate Subordinated Notes.  Net proceeds, after deducting the underwriting discount and expenses, were approximately $63.5 million. Refer to Note 23 of the Consolidated Financial Statements for additional information.

The subordinated notes qualify for regulatory capital treatment, therefore Tier 2 Capital will increase by the net proceeds amount of $63.5 million.  The following table compares actual regulatory capital ratios to pro forma capital ratios, reflecting the issuance of the subordinated notes:

	For the Year Ended December 31, 2018
	Actual		Pro forma
	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital	$460,416	10.69%	$523,889	12.34
Tier 1 Risk-Based Capital	420,569	9.77	420,569	9.77
Tier 1 Leverage Ratio	420,569	8.87	420,569	8.87
Common Equity Tier 1 Capital	382,899	8.89	382,899	8.89

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2018 and 2017, no amounts had been recorded as liabilities for the banks’ potential obligations under these guarantees.

As of December 31, 2018 and 2017, commitments to extend credit aggregated $1.17 billion and $791.6 million, respectively. As of December 31, 2018 and 2017, standby letters of credit aggregated $20.3 million and $17.3 million, respectively. Management does not expect that all of these commitments will be funded.

Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 18 to the Consolidated Financial Statements.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following table presents, as of December 31, 2018, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements.

	Financial	Payments Due by Period
	Statement		One Year
Description	Note Reference	Total	or Less	2 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)

Deposits without a stated maturity	N/A	$3,002,327	$3,002,327	$—	$—	$—
Certificates of deposit	8	974,704	796,333	148,019	30,094	258
Short-term borrowings	9	28,774	28,774	—	—	—
FHLB advances	10	266,492	239,958	26,534	—	—
Other borrowings	11	72,032	26,750	40,500	—	4,782
Junior subordinated debentures	12	37,670	—	—	—	37,670
Rental commitments	5	1,414	576	619	203	16
Operating contracts	N/A	39,497	11,752	16,557	5,892	5,296
Total contractual cash obligations		$4,422,910	$4,106,470	$232,229	$36,189	$48,022

The Company’s operating contract obligations represent short and long-term contractual payments for data processing equipment and services, software, and other equipment and professional services.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Form 10‑K. In addition to the risk factors described in that section, there are other factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

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

In an attempt to manage the Company’s exposure to changes in interest rates, management monitors the Company’s interest rate risk. Each subsidiary bank has an asset/liability management committee of the board of directors that meets quarterly to review the bank’s interest rate risk position and profitability, and to make or recommend adjustments, as necessary, for consideration by the full board of each bank.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure annually over a five-year horizon, assuming no balance sheet growth, no balance sheet mix change, and various interest rate scenarios including no change in rates; 100, 200, 300 and 400 basis point upward shifts; and 100 and 200 basis point downward shifts in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date.

The model assumes parallel and pro rata shifts in interest rates over a twelve-month period for the 200 basis point upward shift and 100 and 200 basis point downward shifts. For the 400 basis point upward shift, the model assumes a parallel and pro rata shift in interest rates over a twenty-four month period.

Further, in recent years, the Company added additional interest rate scenarios where interest rates experience a parallel and instantaneous shift (“shock”) upward of 100, 200, 300, and 400 basis points and a parallel and instantaneous  shock downward of 100 and 200 basis points. The Company will run additional interest rate scenarios on an as-needed basis.

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

Application of the simulation model analysis for select interest rate scenarios at December 31, 2018, 2017 and 2016 demonstrated the following:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of December 31,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2018	2017	2016

100 basis point downward shift	(10.0)%	0.7%	0.3%	(1.7)%
200 basis point upward shift	(10.0)%	(2.7)%	(3.7)%	(1.2)%
300 basis point upward shock	(25.0)%	(9.0)%	(8.4)%	(1.4)%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at December 31, 2018 were well within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Item 8.    Financial Statements

QCR HOLDINGS, INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016

Notes to Consolidated Financial Statements:

• Note 1: Nature of Business and Significant Accounting Policies
• Note 2: Mergers/Acquisitions
• Note 3: Investment Securities
• Note 4: Loans/Leases Receivable
• Note 5: Premises and Equipment
• Note 6: Goodwill and Intangibles
• Note 7: Derivatives and Hedging Activities
• Note 8: Deposits
• Note 9: Short-Term Borrowings
• Note 10: FHLB Advances
• Note 11: Other Borrowings and Unused Lines of Credit
• Note 12: Junior Subordinated Debentures
• Note 13: Federal and State Income Taxes
• Note 14: Employee Benefit Plans
• Note 15: Stock-Based Compensation
• Note 16: Regulatory Capital Requirements and Restrictions on Dividends
• Note 17: Earnings Per Share
• Note 18: Commitments and Contingencies
• Note 19: Quarterly Results of Operations (Unaudited)
• Note 20: Parent Company Only Financial Statements
• Note 21: Fair Value
• Note 22: Business Segment Information
• Note 23: Subsequent Event: Subordinated Notes

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QCR Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Davenport, Iowa

March 15, 2019

QCR Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$85,522,685	$75,721,663
Federal funds sold	26,398,000	30,197,000
Interest-bearing deposits at financial institutions	133,198,095	55,765,012

Securities held to maturity, at amortized cost	401,912,885	379,474,205
Securities available for sale, at fair value	261,056,448	272,907,907
Total securities	662,969,333	652,382,112

Loans receivable held for sale	1,295,400	645,001
Loans/leases receivable held for investment	3,731,458,642	2,963,840,399
Gross loans/leases receivable	3,732,754,042	2,964,485,400
Less allowance for estimated losses on loans/leases	(39,847,108)	(34,355,728)
Net loans/leases receivable	3,692,906,934	2,930,129,672

Bank-owned life insurance	67,783,126	59,059,494
Premises and equipment, net	75,582,118	62,838,255
Restricted investment securities	25,688,775	19,782,525
Other real estate owned, net	9,377,735	13,558,308
Goodwill	77,831,902	28,334,092
Intangibles	17,450,182	9,078,953
Other assets	75,001,310	45,817,687
Total assets	$4,949,710,195	$3,982,664,773

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$791,101,467	$789,547,696
Interest-bearing	3,185,929,107	2,477,107,360
Total deposits	3,977,030,574	3,266,655,056

Short-term borrowings	28,774,157	13,993,122
Federal Home Loan Bank advances	266,492,039	192,000,000
Other borrowings	72,032,318	66,000,000
Junior subordinated debentures	37,670,043	37,486,487
Other liabilities	94,572,661	53,242,979
Total liabilities	4,476,571,792	3,629,377,644

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 December 2018 and December 2017- No shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 December 2018 - 15,718,208 shares issued and outstanding December 2017 - 13,918,168 shares issued and outstanding	15,718,208	13,918,168
Additional paid-in capital	270,760,511	189,077,550
Retained earnings	192,203,333	151,962,661
Accumulated other comprehensive loss:
Securities available for sale	(4,267,461)	(866,223)
Derivatives	(1,276,188)	(805,027)
Total stockholders' equity	473,138,403	353,287,129
Total liabilities and stockholders' equity	$4,949,710,195	$3,982,664,773

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2018, 2017, and 2016

	2018	2017	2016
Interest and dividend income:
Loans/leases, including fees	$160,160,173	$117,465,275	$91,235,049
Securities:
Taxable	6,353,413	5,144,336	4,585,300
Nontaxable	13,668,283	11,253,351	9,686,844
Interest-bearing deposits at financial institutions	1,266,530	873,988	393,048
Restricted investment securities	1,092,807	631,049	522,047
Federal funds sold	338,036	149,319	45,447
Total interest and dividend income	182,879,242	135,517,318	106,467,735

Interest expense:
Deposits	30,674,621	13,011,906	6,018,366
Short-term borrowings	271,243	113,981	93,934
Federal Home Loan Bank advances	4,192,510	1,981,593	1,284,212
Other borrowings	3,346,225	2,878,879	3,317,513
Junior subordinated debentures	1,999,058	1,465,678	1,236,933
Total interest expense	40,483,657	19,452,037	11,950,958
Net interest income	142,395,585	116,065,281	94,516,777
Provision for loan/lease losses	12,658,449	8,469,919	7,478,166
Net interest income after provision for loan/lease losses	129,737,136	107,595,362	87,038,611

Noninterest income:
Trust department fees	8,707,406	7,187,820	6,164,137
Investment advisory and management fees	4,725,557	3,869,699	2,992,811
Deposit service fees	6,420,237	5,919,317	4,439,455
Gains on sales of residential real estate loans, net	900,744	408,655	431,313
Gains on sales of government guaranteed portions of loans, net	404,852	1,163,741	3,159,073
Swap fee income	10,787,234	3,094,939	1,708,204
Securities gains (losses), net	—	(87,885)	4,592,398
Earnings on bank-owned life insurance	1,631,749	1,802,443	1,771,396
Debit card fees	3,262,645	2,941,703	1,814,488
Correspondent banking fees	851,514	915,647	1,050,142
Other	3,849,156	3,266,213	2,913,458
Total noninterest income	41,541,094	30,482,292	31,036,875

Noninterest expense:
Salaries and employee benefits	68,994,218	55,722,288	46,317,060
Occupancy and equipment expense	12,883,632	10,938,037	8,404,605
Professional and data processing fees	11,452,084	10,757,057	7,113,443
Acquisition costs	1,795,119	1,068,918	1,400,004
Post-acquisition compensation, transition and integration costs	2,086,386	4,309,565	1,041,169
FDIC insurance, other insurance and regulatory fees	3,594,480	2,752,270	2,549,314
Loan/lease expense	1,543,343	1,163,708	662,299
Net cost and gains/losses on operations of other real estate	2,488,730	1,599	591,303
Advertising and marketing	3,551,822	2,624,951	2,127,566
Bank service charges	1,837,626	1,770,942	1,692,957
Losses on debt extinguishment, net	—	—	4,577,668
Correspondent banking expense	820,905	807,077	750,646
CDI amortization	1,692,431	1,000,561	442,850
Other	6,402,643	4,507,724	3,815,028
Total noninterest expense	119,143,419	97,424,697	81,485,912
Net income before income taxes	52,134,811	40,652,957	36,589,574
Federal and state income tax expense	9,015,112	4,946,450	8,902,787
Net income	$43,119,699	$35,706,507	$27,686,787

Basic earnings per common share	$2.92	$2.68	$2.20
Diluted earnings per common share	$2.86	$2.61	$2.17

Weighted average common shares outstanding	14,768,687	13,325,128	12,570,767
Weighted average common and common equivalent shares outstanding	15,064,730	13,680,472	12,766,003

Cash dividends declared per common share	$0.24	$0.20	$0.16

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2018, 2017, and 2016

	2018	2017	2016
Net income	$43,119,699	$35,706,507	$27,686,787

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(4,464,294)	1,257,289	4,258,154
Less reclassification adjustment for gains (losses) included in net income before tax	—	(87,885)	4,592,398
Less reclassification adjustment for adoption of ASU 2016-01	855,039	—	—
	(3,609,255)	1,345,174	(334,244)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	(1,199,062)	(69,827)	(279,497)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(602,654)	(484,891)	(75,290)
	(596,408)	415,064	(204,207)

Other comprehensive income (loss), before tax	(4,205,663)	1,760,238	(538,451)
Tax expense (benefit)	(1,000,164)	668,085	(202,691)
Other comprehensive income (loss), net of tax	(3,205,499)	1,092,153	(335,760)

Comprehensive income	$39,914,200	$36,798,660	$27,351,027

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2018, 2017, and 2016

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total
Balance December 31, 2015	$11,761,083	$123,282,851	$92,965,645	$(2,123,829)	$225,885,750
Net income	—	—	27,686,787	—	27,686,787
Other comprehensive loss, net of tax	—	—	—	(335,760)	(335,760)
Common cash dividends declared, $0.16 per share	—	—	(2,035,531)	—	(2,035,531)
Issuance of 1,215,000 shares of common stock, net of
issuance costs of $242,334	1,215,000	28,613,916	—	—	29,828,916
Issuance of 20,192 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	20,192	417,336	—	—	437,528
Issuance of 111,423 shares of common stock as a result of
stock options exercised	111,423	1,556,823	—	—	1,668,246
Tax basis adjustment related to the acquisition of
noncontrolling interest in m2 Lease Funds	—	2,132,415	—	—	2,132,415
Stock-based compensation expense	—	947,174	—	—	947,174
Tax benefit of nonqualified stock options exercised	—	394,149	—	—	394,149
Restricted stock awards - 21,882 shares of common stock	21,882	(21,882)	—	—	—
Exchange of 22,735 shares of common stock in connection
with payroll taxes for restricted stock and in connection
with stock options exercised	(22,735)	(546,140)	—	—	(568,875)
Balance, December 31, 2016	$13,106,845	$156,776,642	$118,616,901	$(2,459,589)	$286,040,799
Net income	—	—	35,706,507	—	35,706,507
Other comprehensive loss, net of tax	—	—	—	1,092,153	1,092,153
Reclassification of certain tax effects from accumulated
other comprehensive income	—	—	303,814	(303,814)	—
Common cash dividends declared, $0.20 per share	—	—	(2,664,561)	—	(2,664,561)
Issuance of 678,670 shares of common stock as a result of
the acquisition of Guaranty Bank & Trust, net of
issuance costs of $138,071	678,670	30,062,744	—	—	30,741,414
Issuance of 13,318 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	13,318	454,822	—	—	468,140
Issuance of 114,100 shares of common stock as a result of
stock options exercised	114,100	1,611,338	—	—	1,725,438
Stock-based compensation expense	—	1,187,036	—	—	1,187,036
Restricted stock awards - 28,289 shares of common stock	28,289	(28,289)	—	—	—
Exchange of 23,054 shares of common stock in connection
with payroll taxes for restricted stock and in connection
with stock options exercised	(23,054)	(986,743)	—	—	(1,009,797)
Balance, December 31, 2017	$13,918,168	$189,077,550	$151,962,661	$(1,671,250)	$353,287,129
Net income	—	—	43,119,699	—	43,119,699
Other comprehensive loss, net of tax	—	—	—	(3,205,499)	(3,205,499)
Impact of adoption of ASU 2016-01	—	—	666,900	(666,900)	—
Common cash dividends declared, $0.24 per share	—	—	(3,545,927)	—	(3,545,927)
Issuance of 1,699,414 shares of common stock as a result
of merger with Springfield Bancshares, net of issuance
costs of $106,237	1,699,414	78,831,543	—	—	80,530,957
Issuance of 23,501 shares of common stock as a result of
acquisition of Bates Companies	23,501	976,471	—	—	999,972
Issuance of 15,528 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	15,528	576,245	—	—	591,773
Issuance of 60,127 shares of common stock as a result of	60,127	733,491	—	—	793,618
stock options exercised
Stock-based compensation expense	—	1,443,346	—	—	1,443,346
Restricted stock awards - 22,660 shares of common stock	22,660	(22,660)	—	—	—
Exchange of 21,190 shares of common stock in connection
with payroll taxes for restricted stock and in connection
with stock options exercised	(21,190)	(855,475)	—	—	(876,665)
Balance December 31, 2018	$15,718,208	$270,760,511	$192,203,333	$(5,543,649)	$473,138,403

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2018, 2017, and 2016

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,119,699	$35,706,507	$27,686,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,450,758	3,948,934	3,424,140
Provision for loan/lease losses	12,658,449	8,469,919	7,478,166
Deferred income taxes	6,292,477	(6,029,555)	(3,066,407)
Stock-based compensation expense	1,443,346	1,187,036	947,174
Deferred compensation expense accrued	1,826,055	1,425,717	1,171,406
Losses (gains) on other real estate owned, net	2,584,890	(151,211)	243,858
Amortization of premiums on securities, net	1,614,426	1,839,196	1,302,962
Securities (gains) losses, net	—	87,885	(4,592,398)
Loans originated for sale	(57,697,515)	(49,578,773)	(74,329,667)
Proceeds on sales of loans	58,352,712	51,641,668	77,850,553
Gains on sales of residential real estate loans	(900,744)	(408,655)	(431,313)
Gains on sales of government guaranteed portions of loans	(404,852)	(1,163,741)	(3,159,073)
Losses on debt extinguishment, net	—	—	4,577,668
Amortization of core deposit intangible	1,692,431	1,000,561	442,850
Accretion of acquisition fair value adjustments, net	(5,527,105)	(4,940,760)	(3,718,160)
Increase in cash value of bank-owned life insurance	(1,631,749)	(1,802,443)	(1,771,396)
Decrease (increase) in other assets	(11,140,958)	726,336	(943,892)
Increase (decrease) in other liabilities	7,538,428	(8,245,340)	10,269,563
Net cash provided by operating activities	64,270,748	33,713,281	43,382,821

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold	3,799,000	(7,940,000)	(1,709,000)
Net decrease (increase) in interest-bearing deposits at financial institutions	(14,508,687)	12,137,820	(12,904,803)
Proceeds from sales of other real estate owned	2,538,865	1,138,520	2,084,696
Activity in securities portfolio:
Purchases	(84,044,869)	(179,785,944)	(179,598,630)
Calls, maturities and redemptions	23,931,014	43,010,478	117,876,284
Paydowns	44,287,054	38,495,801	33,169,638
Sales	1,938,043	71,091,580	134,188,737
Activity in restricted investment securities:
Purchases	(5,409,075)	(4,824,000)	(1,098,200)
Redemptions	3,157,025	515,000	2,450,000
Net increase in loans/leases originated and held for investment	(292,696,750)	(375,226,301)	(187,496,180)
Purchase of premises and equipment	(11,457,086)	(5,760,802)	(6,032,416)
Net cash paid for acquisitions	(5,182,804)	(3,368,909)	(69,905,355)
Net cash used in investing activities	(333,648,270)	(410,516,757)	(168,975,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	271,266,725	385,082,234	302,390,928
Net increase (decrease) in short-term borrowings	13,637,557	(39,080,308)	(104,691,329)
Activity in Federal Home Loan Bank advances:
Term advances	15,080,200	1,600,000	—
Calls and maturities	(40,000,000)	(8,000,000)	(24,000,000)
Net change in short-term and overnight advances	24,765,000	60,900,000	20,500,000
Prepayments	—	(4,108,027)	(31,008,668)
Activity in other borrowings:
Proceeds from other borrowings	9,000,000	7,000,000	35,000,000
Calls, maturities and scheduled principal payments	(12,550,000)	(21,000,000)	—
Prepayments	—	—	(69,769,000)
Retirement of junior subordinated debentures	—	—	(3,955,000)
Payment of cash dividends on common stock	(3,300,091)	(2,494,260)	(1,981,541)
Proceeds from issuance of common stock, net	1,279,153	2,055,507	31,934,690
Net cash provided by financing activities	279,178,544	381,955,146	154,420,080
Net decrease in cash and due from banks	9,801,022	5,151,670	28,827,672

Cash and due from banks, beginning	75,721,663	70,569,993	41,742,321
Cash and due from banks, ending	$85,522,685	$75,721,663	$70,569,993

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

Years Ended December 31, 2018, 2017, and 2016

	2018	2017	2016
Supplemental disclosure of cash flow information, cash payments (receipts) for:
Interest	$38,781,813	$19,053,645	$11,926,012
Income/franchise taxes	29,583	13,039,516	10,758,611

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	(3,205,499)	1,092,153	(335,760)
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	(876,665)	(1,009,797)	(568,875)
Tax benefit of nonqualified stock options exercised	—	—	394,149
Transfers of loans to other real estate owned	943,183	9,022,514	51,000
Due to broker for purchases of securities	—	—	2,655,492
Tax basis adjustment related to the acquisition of noncontrolling interest in m2 Lease Funds	—	—	2,132,415
Increase (decrease) in the fair value of back to back interest rate swap assets and liabilities	17,798,475	2,058,957	(706,244)
Dividends payable	938,710	692,874	522,573
Transfer of equity securities from securities available for sale to other assets at fair value	2,614,260	—	—

Supplemental disclosure of cash flow information for acquisitions:
Fair value of assets acquired:
Cash and due from banks	$4,650,731	$4,434,511	$10,094,645
Federal funds sold	—	—	698,000
Interest-bearing deposits at financial institutions	62,924,396	3,953,907	14,730,157
Securities	4,845,441	49,703,419	102,640,029
Loans receivable, net	477,336,699	192,517,677	419,029,277
Bank-owned life insurance	7,091,883	—	—
Premises and equipment, net	6,091,978	4,808,343	20,684,880
Restricted investment securities	3,654,200	476,500	1,512,900
Other real estate owned	—	—	650,000
Intangibles	10,063,660	2,698,301	6,352,653
Other assets	2,254,778	997,810	5,283,937
Total assets acquired	$578,913,766	$259,590,468	$581,676,478

Fair value of liabilities assumed:
Deposits	$439,579,328	$212,467,514	$486,298,262
Short-term borrowings	1,143,478	13,102,043	—
FHLB advances	74,539,463	4,108,027	20,368,877
Other borrowings	9,543,810	—	—
Junior subordinated debentures	—	3,857,275	—
Other liabilities	8,877,991	2,595,883	4,897,564
Total liabilities assumed	533,684,070	236,130,742	511,564,703
Net assets acquired	$45,229,696	$23,459,726	$70,111,775
Consideration paid:
Cash paid *	$9,833,535	$7,803,420	$80,000,000
Promissory note	1,500,000	—	—
Contingent consideration	2,000,000	—	—
Common stock	81,637,166	30,879,485	—
Total consideration paid	94,970,701	38,682,905	80,000,000

Goodwill	$49,741,005	$15,223,179	$9,888,225

*  Net cash paid at closing totaled $1,435,595 for acquisition of the Bates Companies in 2018.

   Net cash paid at closing totaled $3,747,209 for merger with Springfield Bancshares in 2018.

   Net cash paid at closing totaled $3,368,909 for acquisition of Guaranty Bank in 2017.

   Net cash paid at closing totaled $69,905,355 for acquisition of CSB in 2016.

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Basis of presentation:

The acronyms and abbreviations identified below are used in the Notes to the Consolidated Financial Statements, as well as in the other sections of this Form 10‑K (including appendices). It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	Goldman Sachs: Goldman Sachs and Company
AOCI: Accumulated other comprehensive income (loss)	HTM: Held to maturity
AFS: Available for sale	IDFPR: Illinois Department of Financial & Professional
ASC: Accounting Standards Codification	Regulation
ASC 805: Business Combination Standard	Iowa Superintendent: Iowa Superintendent of Banking
ASU: Accounting Standards Update Bates Companies: Bates Financial Advisors, Inc., Bates	LCR: Liquidity Coverage Ratio LIBOR: London Inter-Bank Offered Rate
Financial Services, Inc., Bates Securities, Inc. and Batess	m2: m2 Lease Funds, LLC
Financial Group, Inc.	MD&A: Management’s Discussion & Analysis
BBA: British Bankers’ Association.	MSA: Metropolitan Statistical Area
BHCA: Bank Holding Company Act of 1956	NIM: Net interest margin
BOLI: Bank-owned life insurance	NPA: Nonperforming asset
Caps: Interest rate cap derivatives CBRL: Community Bank Leverage Ratio	NPL: Nonperforming loan NSFR: Net Stable Funding Ratio
CFPB: Bureau of Consumer Financial Protection	OREO: Other real estate owned
CDI: Core deposit intangible	OTTI: Other-than-temporary impairment
Community National: Community National Bancorporation	PCAOB: Public Company Accounting Oversight Board
CNB: Community National Bank	PCI: Purchased credit impaired
CRA: Community Reinvestment Act	Provision: Provision for loan/lease losses
CRBT: Cedar Rapids Bank & Trust Company	PUD LOC: Public Unit Deposit Letter of Credit
CRE: Commercial real estate	QCBT: Quad City Bank & Trust Company
CRE Guidance: Interagency Concentrations in Commercial	QCIA: Quad Cities Investment Advisors
Real Estate Lending, Sound Risk Management Practices	RB&T: Rockford Bank & Trust Company
guidance	ROAA: Return on Average Assets
CSB: Community State Bank	ROACE: Return on Average Common Equity
C&I: Commercial and industrial	ROAE: Return on Average Equity
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	SBA: U.S. Small Business Administration
Consumer Protection Act	SEC: Securities and Exchange Commission
DGCL: Delaware General Corporation Law	SFC Bank: Springfield First Community Bank
DIF: Deposit Insurance Fund	SERPs: Supplemental Executive Retirement Plans
EPS: Earnings per share DIF: Deposit Insurance Fund	Springfield Bancshares: Springfield Bancshares, Inc.
Exchange Act: Securities Exchange Act of 1934, as	TA: Tangible assets
amended	Tax Act: Tax Cuts and Jobs Act
FASB: Financial Accounting Standards Board	TCE: Tangible common equity
FDIC: Federal Deposit Insurance Corporation	TDRs: Troubled debt restructurings
Federal Reserve: Board of Governors of the Federal Reserve	TEY: Tax equivalent yield
System	The Company: QCR Holdings, Inc.
FHLB: Federal Home Loan Bank	Treasury: U.S. Department of the Treasury
FICO: Financing Corporation	USA Patriot Act: Uniting and Strengthening America by
FRB: Federal Reserve Bank of Chicago	Providing Appropriate Tools Required to Intercept
FTEs: Full-time equivalents	and Obstruct Terrorism Act of 2001
GAAP: Generally Accepted Accounting Principles	USDA: U.S. Department of Agriculture
Guaranty: Guaranty Bankshares, Ltd.
Guaranty Bank: Guaranty Bank and Trust Company

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Account Policies (continued)

Nature of business:

QCR Holdings, Inc. is a bank holding company that has elected to operate as a financial holding company under the BHCA. The Company provides bank and bank-related services through its banking subsidiaries, QCBT, CRBT, CSB, RB&T and SFC Bank. The Company also engages in direct financing lease contracts through its wholly-owned equity investment by QCBT in m2, headquartered in Milwaukee, Wisconsin.  The Company also engages in wealth management services through its banking subsidiaries and its subsidiary, the Bates Companies, headquartered in Rockford, Illinois.

On October 1, 2018, the Company acquired the Bates Companies, headquartered in Rockford, Illinois. On July 1, 2018, the Company merged with Springfield Bancshares, the holding company of SFC Bank, headquartered in Springfield, Missouri.  On October 1, 2017 the Company acquired Guaranty Bank, headquartered in Cedar Rapids, Iowa, from Guaranty. On December 2, 2017, the Company merged Guaranty Bank with and into CRBT, with CRBT as the surviving bank. On August 31, 2016, the Company acquired Community State Bank in Ankeny, Iowa (Des Moines MSA). The financial results of acquired/merged entities for the periods since acquisition/merger are included in this report. See Note 2 to the Consolidated Financial Statements for additional information.

QCBT is a commercial bank that serves the Iowa and Illinois Quad Cities and adjacent communities. CRBT is a commercial bank that serves Cedar Rapids, Iowa, and adjacent communities including Cedar Falls and Waterloo, Iowa. CSB is a commercial bank that serves Des Moines, Iowa, and adjacent communities. RB&T is a commercial bank that serves Rockford, Illinois, and adjacent communities. SFC is a commercial bank that serves Springfield, Missouri.

QCBT, CRBT, and CSB are chartered and regulated by the state of Iowa. RB&T is chartered and regulated by the state of Illinois. SFC Bank is chartered and regulated by the state of Missouri. All five subsidiary banks are insured and subject to regulation by the FDIC.  All five subsidiary bank are members of and regulated by the Federal Reserve System.

The remaining subsidiaries of the Company consist of six non-consolidated subsidiaries formed for the issuance of trust preferred securities. See Note 12 for a listing of these subsidiaries and additional information.

Significant accounting policies:

Accounting estimates: The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance, OTTI of securities, impairment of goodwill, the fair value of financial instruments, and the fair value of assets acquired/liabilities assumed in a business combination.

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

Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $33,372,000 and $41,803,000 as of December 31, 2018 and 2017, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Account Policies (continued)

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

In estimating OTTI losses on debt securities, management considers a number of factors including, but not limited to, (1) the length of time and extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) the current market conditions, and (4) the lack of intent of the Company to sell the security prior to recovery and whether it is not more-likely-than-not that it will be required to sell the security prior to recovery.

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

The Company’s portfolio segments are as follows:

•	C&I
•	CRE
•	Residential real estate
•	Installment and other consumer

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Account Policies (continued)

Direct financing leases are considered a segment within the overall loan/lease portfolio.

The Company’s classes of loans receivable are as follows:

•	C&I
•	Owner-occupied CRE
•	Commercial construction, land development, and other land loans that are not owner-occupied CRE
•	Other non-owner-occupied CRE
•	Residential real estate
•	Installment and other consumer

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

For all classes of loans receivable, loans will generally be placed on nonaccrual status when the loan has become 90 days past due (unless the loan is well secured and in the process of collection); or if any of the following conditions exist:

•	It becomes evident that the borrower will not make payments, or will not or cannot meet the terms for renewal of a matured loan;
•	When full repayment of principal and interest is not expected;
•	When the loan is graded “doubtful”;
•	When the borrower files bankruptcy and an approved plan of reorganization or liquidation is not anticipated in the near future; or
•	When foreclosure action is initiated.

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

oSix months of repayment performance for contractual monthly payments, or

oOne year of repayment performance for contractual quarterly or semi-annual payments.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Account Policies (continued)

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

The Company defers and amortizes fees and certain incremental direct costs over the contractual term of the lease as an adjustment to the yield. In periods prior to and including December 31, 2018, these initial direct leasing costs  approximated 5.5% of the leased asset’s cost. With the adoption of ASU 2016-02 on January 1, 2019, a portion of these costs will now be expensed instead of deferred.  Accordingly, initial direct leasing costs are expected to approximate only 4.9% of the leased asset’s cost in 2019. The unamortized direct costs are recorded as a reduction of unearned lease income.

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

oThe reduction of the stated interest rate to a rate lower than the current market rate for new debt with similar risk.

oThe extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.

oThe reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

oThe reduction of accrued interest.

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

Note 1. Nature of Business and Significant Account Policies (continued)

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

The Company’s lending policy specifies maximum term limits for C&I loans. For term loans, the maximum term is generally 7 years with average terms ranging from 3 to 5 years. For low-income housing tax credit permanent loans, the maximum term is generally up to 20 years. For lines of credit, the maximum term is generally 365 days.

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

In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied loans. Owner-occupied loans are generally considered to have less risk. As of December 31, 2018 and 2017, approximately 28% and 26%, respectively, of the CRE loan portfolio was owner-occupied.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Account Policies (continued)

The Company’s lending policy incorporates regulatory guidelines which stipulate that non-owner occupied CRE lending in excess of 300% of total risk-based capital, and construction, land development, and other land loans in excess of 100% of total risk-based capital warrant the use of heightened risk management practices. As of December 31, 2018 and 2017, QCBT, CRBT and RB&T were in compliance with these limits. Although CSB’s and SFC Bank’s loan portfolio have historically been real estate dominated and the real estate portfolio levels at each bank exceed these policy limits, a Credit Risk Committee has been established to routinely monitor its real estate loan portfolio. CSB’s real estate levels, while still elevated at December 31, 2018, have declined since December 31, 2017.

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

Note 1. Nature of Business and Significant Account Policies (continued)

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

8.

Doubtful – loans which have all the weaknesses inherent in a Substandard loan, with the added characteristic that existing weaknesses make full principal collection, on the basis of current facts, conditions and values, highly doubtful. The possibility of loss is extremely high, but because of pending factors, recognition of a loss is deferred until a more exact status can be determined. All doubtful loans will be placed on non-accrual, with all payments, including principal and interest, applied to principal reduction

The Company has certain loans risk-rated 7 (substandard), which are not classified as impaired based on the facts of the credit. For these non-impaired and risk-rated 7 loans, the Company does not follow the same allowance methodology as it does for all other non-impaired, collectively evaluated loans. Rather, the Company performs a more detailed analysis including evaluation of the cash flow and collateral valuations. Based upon this evaluation, an estimate of the probable loss in this portfolio is collectively evaluated under ASC 450‑20. These non-impaired risk-rated 7 loans exist primarily in the C&I and CRE segments.

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

Note 1. Nature of Business and Significant Account Policies (continued)

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

Note 1. Nature of Business and Significant Account Policies (continued)

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

Repossessed assets: Equipment or other non-real estate property acquired through, or in lieu of foreclosure, is held for sale and initially recorded at fair value less costs to sell. Repossessed assets are included in other assets on the consolidated balance sheets.

Goodwill: The Company has recorded goodwill from various business combinations. The goodwill is not being amortized, but is evaluated at least annually for impairment. An impairment charge is recognized when the calculated fair value of the reporting unit, including goodwill, is less than its carrying amount. Based on the annual analysis completed as of September 30, 2018, which used a quantitative approach, the Company determined that the goodwill was not impaired. See Note 2 to the Consolidated Financial Statements for additional information.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Account Policies (continued)

Core deposit intangible: The Company has recorded a core deposit intangible from historical acquisitions including CNB, CSB and  Guaranty Bank, and from its merger with Springfield Banchshares. The core deposit intangible was the portion of the acquisition purchase price which represented the value assigned to the existing deposit base at acquisition. See Notes 2 and 6 to the Consolidated Financial Statements for additional information. The core deposit intangibles have a finite life and are amortized over the estimated useful life of the deposits (estimated to be ten years).

Customer list intangible: The Company has recorded a customer list intangible from the Bates Companies acquisition.  The customer list intangible was the portion of the acquisition purchase price which represented the value assigned to the existing customer base at acquisition.  See Notes 2 and 6 to the Consolidated Financial Statements for addition information.  The customer list intangible has a finite life and will be amortized over the estimated useful life (estimated to be fifteen years).

Swap transactions: The Company offers a loan swap program to certain commercial loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the swap customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a counterparty. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. Additionally, the Company receives an upfront fee from the counterparty, dependent upon the pricing that is recognized upon receipt from the counterparty. Swap fee income totaled $10.8 million, $3.1 million and $1.7 million for the years ending December 31, 2018, 2017 and 2016, respectively.

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

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market (although this type of derivative is negligible); (2) interest rate caps to manage the interest rate risk of certain short-term fixed rate liabilities; and (3) interest rate swaps on variable rate trust preferred securities.

Interest rate caps and interest rate swaps are valued by the transaction counterparty on a monthly basis and corroborated by a third party annually. The company uses the hypothetical derivative method to assess and measure effectiveness in accordance with ASC 815, Derivatives and Hedging.

Preferred stock: The Company currently has 250,000 shares of preferred stock authorized, but none outstanding as of December 31, 2018 and 2017. Should the Company have preferred stock outstanding in the future, dividends declared on those shares would be deducted from net income to arrive at net income available to common stockholders. Net income available to common stockholders would then be used in the earnings per share computation

Stock-based compensation plans: The Company accounts for stock-based compensation with measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation over the requisite service period for awards expected to vest.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Account Policies (continued)

As discussed in Note 15, during the years ended December 31, 2018, 2017, and 2016, the Company recognized stock-based compensation expense for the grant-date fair value of stock based awards that are expected to vest over the requisite service period of $1,443,346, $1,187,036 and $947,174, respectively. As required, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2018	2017	2016
Dividend yield	0.45% to 0.48%	0.36% to 0.47%	0.35% to 0.51%
Expected volatility	29.51% to 29.59%	29.64% to 29.95%	29.32% to 29.37%
Risk-free interest rate	2.60% to 2.94%	2.50% to 2.81%	1.73% to 2.18%
Expected life of option grants (in years)	6 years	6 years	6 years
Weighted-average grant date fair value	$14.68	$14.75	$7.31

The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2018	2017	2016
Dividend yield	0.37% to 0.51%	0.37% to 0.42%	0.33% to 0.59%
Expected volatility	20.90% to 21.40%	19.80% to 19.86%	12.70% to 15.60%
Risk-free interest rate	1.59% to 2.22%	0.67% to 1.18%	0.39% to 0.57%
Expected life of purchase grants (in months)	3 to 6 months	3 to 6 months	3 to 6 months
Weighted-average grant date fair value	$6.63	$6.42	$3.28

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

As of December 31, 2018, there was $704,659 of unrecognized compensation cost related to stock options granted, which is expected to be recognized over a weighted average period of 1.66 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 411,030 options that were in-the-money at December 31, 2018. The aggregate intrinsic value at December 31, 2018 was $7.1 million on options outstanding and $6.3 million on options exercisable. During the years ended December 31, 2018, 2017 and 2016, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $365,107, $1,005,193, and $1,525,902, respectively, and determined as of the date of the option exercise.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Account Policies (continued)

As of December 31, 2018, there was $1,976,929 of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 1.51 years.

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

Revenue Recognition: As of January 1, 2018, the Company adopted ASU 2014‑09 using the modified retrospective approach. The adoption of the guidance had no material impact on the measurement or recognition of revenue as approximately 89% of the Company's revenue (based on 2017 audited financial results) is outside the scope of this guidance; however, additional disclosures have been added in accordance with the ASU.

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

Note 1. Nature of Business and Significant Account Policies (continued)

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

New Accounting Prounouncement: In May 2014, FASB issued ASU 2014‑09, Revenue from Contracts with Customers. ASU 2014‑09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014‑09 was originally effective for the Company on January 1, 2018, however, FASB issued ASU 2015‑14 which deferred the effective date in order to provide additional time for both public and private entities to evaluate the impact. ASU 2014‑09 was adopted by the Company on January 1, 2018 and had no significant impact on the Company’s Consolidated Financial Statements.

In January 2016, FASB issued ASU 2016‑01, Financial Instruments – Overall. ASU 2016‑01 makes targeted adjustments to GAAP by eliminating the available for sale classification for equity securities and requiring equity investments to be measured at fair value with changes in fair value recognized in net income. The standard also requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. The standard clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. It also requires an entity to present separately (within other comprehensive income) the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the standard eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 was adopted by the Company on January 1, 2018 and had no significant impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016‑02, Leases. Under ASU 2016‑02, lessees will be required to recognize a lease liability measured on a discounted basis and a right-of-use asset for all leases (with the exception of short-term leases). Lessor accounting is largely unchanged under ASU 2016‑02. However, the definition of initial direct costs was updated to include only initial direct costs that are considered incremental. This change in definition will change the manner in which the Company recognizes the costs associated with originating leases. ASU 2016‑02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. The standard was adopted on January 1, 2019 and is expected to have no significant impact on the Company’s Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Account Policies (continued)

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). ASU 2017-04 is intended to simplify goodwill impairment testing by eliminating the second step of the analysis. ASU 2017-04 requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. This guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect this guidance to have a significant impact on its Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018‑02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under the standard, entities are allowed to make a one-time reclassification from AOCI to retained earnings for the effect of remeasuring deferred tax liabilities and assets originally recorded in other comprehensive income as a result of the change in the federal tax rate as defined by the Tax Act. ASU 2018‑02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Companies may choose to early adopt for fiscal years or interim periods that have not been issued or made available for issuance as of February 14, 2018. The Company chose to early adopt ASU 2018‑02 and apply the guidance to the Consolidated Financial Statements for the year ended December 31, 2017.  The reclassification from AOCI to retained earnings for 2017 totaled $304 thousand and is presented in the Consolidated Statements of changes in Stockholders’  Equity.

Note 2. Mergers/Acquisitions

General

The narrative in this subsection applies to all mergers and acquisitions detailed throughout this footnote.

Loans acquired in a business combination are recorded and initially measured at their estimated fair value as of the acquisition date. Credit discounts are included in the determination of fair value. A third party valuation consultant assisted with the determination of fair value.

Purchased loans are segregated into two categories: PCI loans and non-PCI (performing) loans. PCI loans are accounted for in accordance with ASC 310‑30, as they display significant credit deterioration since origination and it is probable, as of the acquisition date, that the Company will be unable to collect all contractually required payments from the borrower. Performing loans are accounted for in accordance with ASC 310‑20, as these loans do not have evidence of significant credit deterioration since origination and it is probable that the contractually required payments will be received from the borrower.

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

Note 2. Mergers/Acquisitions (continued)

For performing loans, the difference between the estimated fair value of the loans and the principal balance outstanding is accreted over the remaining life of the loans.

Bates Companies

On October 1, 2018, the Company acquired the Bates Companies, headquartered in Rockford, Illinois. The acquisition  enhanced the wealth management services of the Company by adding approximately $704 million of assets under management at acquisition.   In the acquisition, the Company acquired 100% of the Bates Companies’ outstanding common stock for aggregate consideration of $3.0 million cash and up to $3.0 million of the Company’s common stock.  Of the total cash consideration, $1.5 million in cash was paid at closing funded through operating cash.  The additional $1.5 million was recorded as a promissory note and will be repaid in five equal, annual installments of $300,000 each on the first through fifth anniversaries of the closing date.  Interest will be paid at a rate of 2.18% per annum, based on the applicable federal rate as of the closing date.  This $1.5 million promissory note is included in Other Liabilities on the Consolidated Balance Sheet.  Additionally, in a private placement exempt from registration with the SEC, the Company issued 23,501 shares of Company stock in December 2018.  Assuming all future performance based targets are met, total stock consideration can reach $3.0 million, which would result in the Company issuing approximately 47,003 additional common shares based on the 10-day volume weighted average of the closing stock price of the Company ending five days prior to closing.  The contingent consideration for the additional common shares, totaling $2.0 million, is included in Other Liabilities on the Consolidated Balance Sheet.

During 2018, the Company incurred $394 thousand of expenses related to the acquisition, comprised primarily of legal and accounting costs.

The Company recorded estimates for the customer list intangible and goodwill during 2018, as purchase accounting calculations were not yet complete.  The Company expects the initial purchase accounting to be complete in the first quarter of 2019. The Company recorded a customer list intangible totaling $1,854,932 which is the portion of the acquisition purchase price which represents the value assigned to the existing customer base. The customer list intangible has a finite life and is amortized over the estimated useful life of the customer base. The Company recorded goodwill totaling $3,766,074 which is the excess of the consideration paid over the fair value of the net assets acquired. This goodwill is not deductible for tax purposes.  See Note 6 to the Consolidated Financial Statements for additional information.

The Company accounted for the business combination under the acquisition method of accounting in accordance with ASC 805. The Company recognized the full fair value of the assets acquired and liabilities assumed at the acquisition date, net of applicable income tax effects.The Company considers all purchase accounting adjustments as provisional and fair values are subject to refinement for up to one year after the closing date.

Unaudited pro forma combined operating results for the years ended December 31, 2018 and 2017, giving effect to the Bates Companies acquisition as if it had occurred as of January 1, 2017, are as follows:

	Year Ended December 31,
	2018	2017
	(dollars in thousands, except per share data)

Net interest income	$142,368	$116,029
Noninterest income	$44,455	$33,044
Net income	$44,032	$35,627

Earnings per common share:
Basic	$2.98	$2.67
Diluted	$2.92	$2.60

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Mergers/Acquisitions (continued)

The pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 2017 or of future results of operations of the consolidated entities.

Springfield Bancshares, Inc.

On July 1, 2018, the Company merged with Springfield Bancshares, the holding company of SFC Bank, headquartered in Springfield, Missouri.  The Company acquired 100% of Springfield Bancshares common stock in the merger.  SFC Bank is a Missouri-chartered bank that operates one location in the Springfield, Missouri market.  As a result of the transaction, SFC Bank became the Company’s fifth independent charter.

The merger with Springfield Bancshares allowed the Company to enter the Springfield, Missouri market which is consistent with the Company’s strategic plan to selectively acquire other high-performing financial institutions in vibrant mid-sized metropolitan markets with a high concentration of commercial clients.  Financial metrics related to the transaction were favorable, as measured by EPS and ROAA accretion.

Stockholders of Springfield Bancshares received 0.3060 shares of the Company’s common stock and $1.50 in cash in exchange for each common share of Springfield Bancshares held.  On June 29, 2018, the last trading date before the closing, the Company’s common stock closed at $47.45, resulting in stock consideration valued at $80.6 million and total consideration paid by the Company of $89.0 million.  To help fund the cash portion of the purchase price, on June 29, 2018, the Company borrowed $4.1 million on its existing $10.0 million revolving line of credit.  The Company also borrowed $4.9 million on this same revolving line of credit to fund the repayment of certain debt assumed in the merger shortly after closing.  This note is included within Other Borrowings on the Consolidated Balance Sheets. The remaining cash consideration paid to the shareholders of Springfield Bancshares came from operating cash.

The Company accounted for the business combination under the acquisition method of accounting in accordance with ASC 805. The Company recognized the full fair value of the assets acquired and liabilities assumed at the merger date, net of applicable income tax effects.  The Company considers all purchase accounting adjustments as provisional and fair values are subject to refinement for up to one year after the closing date.

During the fourth quarter of 2018, various measurement period adjustments were made.  The result of these adjustments was an increase to goodwill of $447 thousand.

The excess of the consideration paid over the fair value of the net assets acquired is recorded as goodwill. This goodwill is not deductible for tax purposes.

The fair values of the assets acquired and liabilities assumed, after measurement period adjustments to date, including the consideration paid and resulting goodwill is as follows.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Mergers/Acquisitions (continued)

As of
July 1, 2018
ASSETS
Cash and due from banks	$4,586,326
Interest-bearing deposits at financial institutions	62,924,396
Securities	4,845,441
Loans/leases receivable, net	477,336,699
Bank-owned life insurance	7,091,883
Premises and equipment	6,091,978
Restricted investment securities	3,654,200
Intangibles	8,208,728
Other assets	1,470,689
Total assets acquired	$576,210,340

LIABILITIES
Deposits	$439,579,328
Short-term borrowings	1,143,478
FHLB advances	74,539,463
Other borrowings	9,543,810
Other liabilities	8,408,463
Total liabilities assumed	$533,214,542
Net assets acquired	$42,995,798

CONSIDERATION PAID:
Cash	$8,333,535
Common stock	80,637,194
Total consideration paid	$88,970,729
Goodwill	$45,974,931

The following table presents the purchased loans as of the merger date:

	PCI	Performing
	Loans	Loans	Total
Contractually required principal payments	$7,552,912	$479,439,547	$486,992,459
Nonaccretable discount	(1,562,455)	—	(1,562,455)
Principal cash flows expected to be collected	$5,990,457	$479,439,547	$485,430,004
Accretable discount	(293,445)	(7,799,860)	(8,093,305)
Fair Value of acquired loans	$5,697,012	$471,639,687	$477,336,699

Changes in accretable yield for the loans acquired are as follows:

	For the year ended December 31, 2018
	PCI	Performing
	Loans	Loans	Total
Discount added at acquisition	$(293,445)	$(7,799,860)	$(8,093,305)
Reclassification of nonaccretable discount to accretable	(891,569)	—	(891,569)
Accretion recognized	525,704	1,950,795	2,476,499
Balance at the end of the period	$(659,310)	$(5,849,065)	$(6,508,375)

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Mergers/Acquisitions (continued)

During 2018, there was no nonaccretable discount that was recognized due to the repayment of PCI loans.  However, $892 thousand of nonaccretable discount was reclassified to accretable during the third quarter of 2018 due to significant improvement on one specific credit subsequent to the merger date.  Of this amount, $396 thousand was accreted to income in 2018, while the remainder will be accreted over the next 8 months, which is the remaining contractual life of the loan.

Premises and equipment acquired with a fair value of $6.1 million includes one branch location. The fair value was determined with the assistance of a third party appraiser. The buildings and building write-ups will be recognized in depreciation expense over 39 years.

The Company recorded a core deposit intangible totaling $8.2 million which is the portion of the merger purchase price which represents the value assigned to the existing deposit base. The core deposit intangible has a finite life and is amortized using an accelerated method over the estimated useful life of the deposits (estimated to be ten years). See Note 6 to the Consolidated Financial Statements for additional information.

FHLB advances and other borrowings assumed with a fair value of $84.1 million included $40.0 million in overnight FHLB advances, $34.5 million of FHLB term advances, $4.7 million in subordinated debentures and a $4.8 million bank stock loan.  The $4.8 million bank stock loan was paid off immediately after the merger date on July 2, 2018, at its book value.  See Note 10 and 11 to the Consolidated Financial Statements for additional information.

During 2018, the Company incurred $1.4 million of expenses related to the merger comprised primarily of legal, accounting, and investment banking costs. These costs are presented on their own line within the consolidated statements of income. SFC Bank results are included in the consolidated statements of income effective on the merger date. For the period July 1, 2018 to December 31, 2018, SFC Bank reported revenues of $15.2 million and net income of $4.8 million, which included $391 thousand of after tax post-acquisition, compensation, transition and integration costs.

Unaudited pro forma combined operating results for the years ended December 31, 2018 and 2017, giving effect to the merger with Springfield Bancshares as if it had occurred as of January 1, 2017, are as follows:

	Year Ended December 31,
	2018	2017
	(dollars in thousands, except per share data)

Net interest income	$153,229	$136,190
Noninterest income	$42,538	$32,395
Net income	$49,542	$42,316

Earnings per common share:
Basic	$3.17	$2.82
Diluted	$3.11	$2.75

The pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the merger occurred on January 1, 2017 or of future results of operations of the consolidated entities.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Mergers/Acquisitions (continued)

Guaranty Bank and Trust

On October 1, 2017 the Company acquired Guaranty Bank, headquartered in Cedar Rapids, Iowa, from Guaranty. Guaranty Bank is an Iowa-chartered bank that operates five banking locations throughout the Cedar Rapids metropolitan area.

The acquisition of Guaranty Bank allowed the Company to grow its market share in the Cedar Rapids market. Guaranty Bank has a strong core deposit base and retail franchise. Although Guaranty already had strong earnings, the Company has identified several opportunities for enhanced future earnings performance. Lastly, financial metrics related to the transaction were favorable, as measured by EPS accretion, ROAA accretion and earn back of tangible book value dilution.

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

The Company accounted for the business combination under the acquisition method of accounting in accordance with ASC 805. The Company recognized the full fair value of the assets acquired and liabilities assumed at the acquisition date, net of applicable income tax effects. The Company considers all purchase accounting adjustments to be finalized.

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

Note 2. Mergers/Acquisitions (continued)

The fair values of the assets acquired and liabilities assumed including the consideration paid and resulting goodwill is as follows:

As of
October 1, 2017
ASSETS
Cash and due from banks	$4,434,511
Interest-bearing deposits at financial institutions	3,953,907
Securities	49,703,419
Loans/leases receivable, net	192,517,677
Premises and equipment	4,808,343
Restricted investment securities	476,500
Core deposit intangible	2,698,301
Other assets	997,810
Total assets acquired	$259,590,468

LIABILITIES
Deposits	$212,467,514
Short-term borrowings	13,102,043
FHLB advances	4,108,027
Junior subordinated debentures	3,857,275
Other liabilities	2,595,883
Total liabilities assumed	$236,130,742
Net assets acquired	$23,459,726

CONSIDERATION PAID:
Cash	$7,803,420
Common stock	30,879,485
Total consideration paid	$38,682,905
Goodwill	$15,223,179

The following table presents the purchased loans as of the acquisition date:

	PCI	Performing
	Loans	Loans	Total
Contractually required principal payments	$3,126,327	$192,982,439	$196,108,766
Nonaccretable discount	(1,147,198)	—	(1,147,198)
Principal cash flows expected to be collected	$1,979,129	$192,982,439	$194,961,568
Accretable discount	(219,902)	(2,223,989)	(2,443,891)
Fair Value of acquired loans	$1,759,227	$190,758,450	$192,517,677

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Mergers/Acquisitions (continued)

Changes in accretable yield for the loans acquired are as follows:

	For the year ended December 31, 2018
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$(165,832)	$(2,197,153)	$(2,362,985)
Accretion recognized	157,775	584,563	742,338
Balance at the end of the period	$(8,057)	$(1,612,590)	$(1,620,647)

	For the year ended December 31, 2017
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$—	$—	$—
Discount added at acquisition	(219,902)	(2,223,989)	(2,443,891)
Accretion recognized	54,070	26,836	80,906
Balance at the end of the period	$(165,832)	$(2,197,153)	$(2,362,985)

During 2018 and 2017, there was also $137 thousand and $158 thousand, respectively, of nonaccretable discount that was recognized due to the repayment of PCI loans.

Premises and equipment acquired with a fair value of $4.8  million includes five branch locations with a fair value of $4.6 million. The fair value was determined with the assistance of a third party appraiser. The buildings and related fair value adjustments will be recognized in depreciation expense over 39 years.

The Company recorded a core deposit intangible totaling $2.7 million which is the portion of the acquisition purchase price which represents the value assigned to the existing deposit base. The core deposit intangible has a finite life and is amortized using an accelerated method over the estimated useful life of the deposits (estimated to be ten years). See Note 6 to the Consolidated Financial Statements for additional information.

During 2017, the Company incurred $805  thousand of  expenses related to the acquisition, comprised primarily of legal, accounting and investment banking costs. These acquisition costs are presented on their own line within the consolidated statements of income. Also during 2017, the Company incurred $3.1 million of post-acquisition expenses, comprised primarily of personnel costs, IT integration, and conversion costs. Guaranty Bank results are included in the consolidated statements of income effective on the acquisition date.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Mergers/Acquisitions (continued)

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

The acquisition of CSB allowed the Company to expand its footprint into the Des Moines market.  CSB had an experienced and capable leadership team that was committed to leading the Company’s efforts in the Des Moines area.  CSB had demonstrated significant improvement in earnings and asset quality during the last three years.  Additionally, CSB had a strong core deposit base and retail franchise.  Although CSB already had strong earnings, the Company had identified several opportunities for enhanced future earnings performance.  With $581 million of assets acquired, the Company believed this acquisition was large enough to provide meaningful impact on the financial results, but was not too large to overstrain existing infrastructure.  Lastly, financial metrics related to the transaction were favorable, as measured by EPS accretion and earn-back of tangible book value dilution.

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

Note 2. Mergers/Acquisitions (continued)

The fair values of the assets acquired and liabilities assumed including the consideration paid and resulting goodwill is as follows:

As of
August 31, 2016
ASSETS
Cash and due from banks	$10,094,645
Federal funds sold	698,000
Interest-bearing deposits at financial institutions	14,730,157
Securities	102,640,029
Loans/leases receivable, net	419,029,277
Premises and equipment	20,684,880
Restricted investment securities	1,512,900
Core deposit intangible	6,352,653
Other real estate owned	650,000
Other assets	5,283,937
Total assets acquired	$581,676,478

LIABILITIES
Deposits	$486,298,262
FHLB advances	20,368,877
Other liabilities	4,897,564
Total liabilities assumed	$511,564,703
Net assets acquired	$70,111,775

CONSIDERATION PAID:
Cash	$80,000,000
Total consideration paid	$80,000,000
Goodwill	$9,888,225

The following table presents the purchased loans as of the acquisition date:

	PCI	Performing
	Loans	Loans	Total
Contractually required principal payments	$8,349,688	$427,398,400	$435,748,088
Nonaccretable discount	(4,525,223)	—	(4,525,223)
Principal cash flows expected to be collected	$3,824,465	$427,398,400	$431,222,865
Accretable discount	(277,579)	(11,916,009)	(12,193,588)
Fair Value of acquired loans	$3,546,886	$415,482,391	$419,029,277

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Mergers/Acquisitions (continued)

Changes in accretable yield for the loans acquired are as follows:

	For the year ended December 31, 2018
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$(25,300)	$(4,082,922)	$(4,108,222)
Accretion recognized	25,300	1,888,043	1,913,343
Balance at the end of the period	$—	$(2,194,879)	$(2,194,879)

	For the year ended December 31, 2017
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$(194,306)	$(9,115,614)	$(9,309,920)
Accretion recognized	169,006	5,032,692	5,201,698
Balance at the end of the period	$(25,300)	$(4,082,922)	$(4,108,222)

	For the year ended December 31, 2016
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$—	$—	$—
Discount added at acquisition	(277,579)	(11,916,009)	(12,193,588)
Accretion recognized	83,273	2,800,395	2,883,668
Balance at the end of the period	$(194,306)	$(9,115,614)	$(9,309,920)

During 2018, 2017 and 2016, there was also $25 thousand, $198 thousand and $186 thousand, respectively, of nonaccretable discount that was recognized due to the repayment of PCI loans.

Premises and equipment acquired with a fair value of $20.7 million includes ten branch locations with a fair value of $19.7 million, including a write-up of $8.3 million.  The fair value was determined with the assistance of a third party appraiser.  The buildings and building write-ups will be recognized in depreciation expense over 39 years.

The Company recorded a core deposit intangible totaling $6.4 million which is the portion of the acquisition purchase price which represents the value assigned to the existing deposit base.  The core deposit intangible has a finite life and is amortized using an accelerated method over the estimated useful life of the deposits (estimated to be ten years).  See Note 6 to the Consolidated Financial Statements for additional information.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Mergers/Acquisitions (continued)

Unaudited pro forma combined operating results for the year ended December 31, 2016, giving effect to the CSB acquisition as if it had occurred as of January 1, 2015, is as follows:

Year Ended December 31,
2016
(dollars in thousands,
except per share data)

Net interest income	$110,035
Noninterest income	$34,773
Net income	$34,137

Earnings per common share:
Basic	$2.62
Diluted	$2.58

The pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 2015 or of future results of operations of the consolidated entities.

Note 3. Investment Securities

The amortized cost and fair value of investment securities as of December 31, 2018 and 2017 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
December 31, 2018:
Securities HTM:
Municipal securities	$400,862,885	$5,661,095	$(6,802,765)	$399,721,215
Other securities	1,050,000	—	(632)	1,049,368
	$401,912,885	$5,661,095	$(6,803,397)	$400,770,583

Securities AFS:
U.S. govt. sponsored agency securities	$37,150,434	$38,620	$(777,663)	$36,411,391
Residential mortgage-backed and related securities	163,697,973	181,868	(4,630,581)	159,249,260
Municipal securities	59,069,259	179,748	(702,985)	58,546,022
Other securities	6,754,164	100,700	(5,089)	6,849,775
	$266,671,830	$500,936	$(6,116,318)	$261,056,448

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
December 31, 2017:
Securities HTM:
Municipal securities	$378,424,205	$2,763,718	$(2,488,119)	$378,699,804
Other securities	1,050,000	—	—	1,050,000
	$379,474,205	$2,763,718	$(2,488,119)	$379,749,804

Securities AFS:
U.S. govt. sponsored agency securities	$38,409,157	$37,344	$(349,967)	$38,096,534
Residential mortgage-backed and related securities	165,459,470	155,363	(2,313,529)	163,301,304
Municipal securities	66,176,364	660,232	(211,100)	66,625,496
Other securities	4,014,004	896,384	(25,815)	4,884,573
	$274,058,995	$1,749,323	$(2,900,411)	$272,907,907

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

As discussed in Note 1, effective January 1, 2018, equity securities (previously included in other securities) are no longer included in available for sale securities and, instead, are carried in other assets at fair value with changes in fair value recognized in net income.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2018 and 2017, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2018:
Securities HTM:
Municipal securities	$114,200,687	$(2,186,574)	$69,412,341	$(4,616,191)	$183,613,028	$(6,802,765)
Other securities	549,368	(632)	—	—	549,368	(632)
	$114,750,055	$(2,187,206)	$69,412,341	$(4,616,191)	$184,162,396	$(6,803,397)

Securities AFS:
U.S. govt. sponsored agency securities	$1,565,136	$(33,278)	$29,605,388	$(744,385)	$31,170,524	$(777,663)
Residential mortgage-backed and related securities	12,809,544	(147,592)	133,533,963	(4,482,989)	146,343,507	(4,630,581)
Municipal securities	28,356,204	(394,235)	15,932,376	(308,750)	44,288,580	(702,985)
Other securities	4,249,075	(5,089)	—		4,249,075	(5,089)
	$46,979,959	$(580,194)	$179,071,727	$(5,536,124)	$226,051,686	$(6,116,318)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017:
Securities HTM:
Municipal securities	$23,750,826	$(354,460)	$72,611,780	$(2,133,659)	$96,362,606	$(2,488,119)

Securities AFS:
U.S. govt. sponsored agency securities	$28,576,258	$(200,022)	$3,640,477	$(149,945)	$32,216,735	$(349,967)
Residential mortgage-backed and related securities	88,927,779	(871,855)	57,931,731	(1,441,674)	146,859,510	(2,313,529)
Municipal securities	10,229,337	(41,151)	9,997,433	(169,949)	20,226,770	(211,100)
Other securities	923,535	(25,815)	—	—	923,535	(25,815)
	$128,656,909	$(1,138,843)	$71,569,641	$(1,761,568)	$200,226,550	$(2,900,411)

At December 31, 2018, the investment portfolio included 611 securities. Of this number, 350 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 1.9% of the total aggregate amortized cost. Of these 350 securities, 188 securities had an unrealized loss for 12 months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

The Company did not recognize OTTI on any investment securities for the years ended December 31, 2018, 2017 or 2016.

All sales of securities for the years ended December 31, 2018, 2017 and 2016, respectively, were from securities identified as AFS. Information on proceeds received, as well as the gains and losses from the sale of those securities are as follows:

	2018	2017	2016

Proceeds from sales of securities	$1,938,043	$71,091,580	$134,188,737
Gross gains from sales of securities	—	67,351	4,845,009
Gross losses from sales of securities	—	(155,236)	(252,611)

In September 2016, the Company sold an equity security and recognized a pre-tax gross gain on the sale of $4.0 million. The equity security was acquired by the Company at no cost as part of a membership in the invested company in 2002.

The amortized cost and fair value of securities as of December 31, 2018, by contractual maturity are shown below. Expected maturities of mortgage-backed and related securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Securities HTM:
Due in one year or less	$2,232,726	$2,237,767
Due after one year through five years	27,569,566	27,716,775
Due after five years	372,110,593	370,816,041
	$401,912,885	$400,770,583
Securities AFS:
Due in one year or less	$2,665,560	$2,665,829
Due after one year through five years	29,140,442	28,856,751
Due after five years	71,167,855	70,284,608
	102,973,857	101,807,188
Residential mortgage-backed and related securities	163,697,973	159,249,260
	$266,671,830	$261,056,448

Portions of the U.S. government sponsored agencies and municipal securities contain call options, at the discretion of the issuer, to terminate the security at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value
Securities HTM:
Municipal securities	$209,953,250	$208,366,466

Securities AFS:
U.S. govt. sponsored agency securities	4,999,072	4,918,050
Municipal securities	49,715,648	49,110,178
Other securities	6,505,918	6,602,900
	$61,220,638	$60,631,128

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

As of December 31, 2018 and 2017, investment securities with a carrying value of $100.9 million and $78.6 million, respectively, were pledged on FHLB advances, customer and wholesale repurchase agreements, and for other purposes as required or permitted by law.

As of December 31, 2018, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 110 issuers with fair values totaling $86.4 million and revenue bonds issued by 160 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $371.9 million. The Company held investments in general obligation bonds in 26 states, including 6 states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 19 states, including 7 states in which the aggregate fair value exceeded $5.0 million.

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

As of December 31, 2018, the Company held revenue bonds of one single issuer, located in Ohio, the aggregate book or market value of which exceeded 5% of the Company’s stockholders’ equity.  The issuer’s financial condition is strong and the source of repayment is diversified.  The Compan monitors the investment and concentration closely. As of December 31,  2017, the Company did not hold general obligation or revenue bonds of any single issuer, the aggregate book or market value of which exceeded 5% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services (water, sewer, education, medical facilities).

The Company’s municipal securities are owned by each of the five charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually and as of December 31, 2018, all were well-within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of total risk-based capital.

As of December 31, 2018, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credits ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable

The composition of the loan/lease portfolio as of December 31, 2018 and 2017 is presented as follows:

	2018	2017

C&I loans *	$1,429,409,587	$1,134,516,315
CRE loans
Owner-occupied CRE	500,653,731	332,742,477
Commercial construction, land development, and other land	236,787,308	186,402,404
Other non owner-occupied CRE	1,028,669,736	784,347,000
	1,766,110,775	1,303,491,882

Direct financing leases **	117,968,682	141,448,232
Residential real estate loans ***	290,759,398	258,646,265
Installment and other consumer loans	119,381,780	118,610,799
	3,723,630,222	2,956,713,493
Plus deferred loan/lease origination costs, net of fees	9,123,820	7,771,907
	3,732,754,042	2,964,485,400
Less allowance	(39,847,108)	(34,355,728)
	$3,692,906,934	$2,930,129,672
** Direct financing leases:
Net minimum lease payments to be received	$130,370,520	$156,583,887
Estimated unguaranteed residual values of leased assets	828,402	929,932
Unearned lease/residual income	(13,230,240)	(16,065,587)
	117,968,682	141,448,232
Plus deferred lease origination costs, net of fees	3,642,707	4,624,027
	121,611,389	146,072,259
Less allowance	(1,792,486)	(2,382,098)
	$119,818,903	$143,690,161

*    Includes equipment financing agreements outstanding at m2, totaling $103.4 million and $66.8 million as of December 31, 2018 and 2017, respectively.

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

At December 31, 2018, the Company had nine leases remaining with residual values totaling $828 thousand that were not protected with a lease end options rider. At December 31, 2017, the Company had 10 leases remaining with residual values totaling approximately $930 thousand that were not protected with a lease end options rider. Management has performed specific evaluations of these unguaranteed residual values and determined that the valuations are appropriate. There were no losses related to unguaranteed residual values during the years ended December 31, 2018, 2017, and 2016.

***  Includes residential real estate loans held for sale totaling $1.3 million and $645 thousand as of December 31, 2018 and 2017, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Changes in accretable yield for the loans acquired in the mergers and acquisitions are as follows:

	For the year ended December 31, 2018
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$(191,132)	$(6,280,075)	$(6,471,207)
Discount added at acquisition	(293,445)	(7,799,860)	(8,093,305)
Reclassification of nonaccretable discount to accretable	(891,569)	—	(891,569)
Accretion recognized	708,779	4,423,401	5,132,180
Balance at the end of the period	$(667,367)	$(9,656,534)	$(10,323,901)

	For the year ended December 31, 2017
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$(194,306)	$(9,115,614)	$(9,309,920)
Discount added at acquisition	(219,902)	(2,223,989)	(2,443,891)
Accretion recognized	223,076	5,059,528	5,282,604
Balance at the end of the period	$(191,132)	$(6,280,075)	$(6,471,207)

	For the year ended December 31, 2016
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$—	$—	$—
Discount added at acquisition	(277,579)	(11,916,009)	(12,193,588)
Accretion recognized	83,273	2,800,395	2,883,668
Balance at the end of the period	$(194,306)	$(9,115,614)	$(9,309,920)

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2018 and 2017 is presented as follows:

	2018
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

C&I	$1,423,404,998	$930,321	$597,261	$389,138	$4,087,869	$1,429,409,587
CRE
Owner-Occupied CRE	500,138,489	—	193,157	106,470	215,615	500,653,731
Commercial Construction, Land Development, and Other Land	234,704,132	1,763,953	—	—	319,223	236,787,308
Other Non Owner-Occupied CRE	1,022,663,569	483,953	—	—	5,522,214	1,028,669,736
Direct Financing Leases	114,077,839	1,641,883	487,938	—	1,761,022	117,968,682
Residential Real Estate	284,844,646	3,877,474	205,446	89,342	1,742,490	290,759,398
Installment and Other Consumer	118,343,671	355,685	24,324	46,794	611,306	119,381,780
	$3,698,177,344	$9,053,269	$1,508,126	$631,744	$14,259,739	$3,723,630,222

As a percentage of total loan/lease portfolio	99.32%	0.24%	0.04%	0.02%	0.38%	100.00%

	2017
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

C&I	$1,124,734,486	$8,306,829	$243,647	$—	$1,231,353	$1,134,516,315
CRE
Owner-Occupied CRE	331,868,142	540,435	—	—	333,900	332,742,477
Commercial Construction, Land Development, and Other Land	181,558,092	—	—	—	4,844,312	186,402,404
Other Non Owner-Occupied CRE	782,526,249	572,877	4,146	—	1,243,728	784,347,000
Direct Financing Leases	137,708,397	1,305,191	259,600	—	2,175,044	141,448,232
Residential Real Estate	253,261,821	3,552,709	393,410	74,519	1,363,806	258,646,265
Installment and Other Consumer	117,773,259	517,537	56,760	14,152	249,091	118,610,799
	$2,929,430,446	$14,795,578	$957,563	$88,671	$11,441,234	$2,956,713,493

As a percentage of total loan/lease portfolio	99.08%	0.50%	0.03%	0.00%	0.39%	100.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

NPLs by classes of loans/leases as of December 31, 2018 and 2017 is presented as follows:

	2018
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More*	Loans/Leases**	Accruing TDRs	Total NPLs	Total NPLs

C&I	$389,138	$4,087,869	$454,229	$4,931,236	26.58%
CRE
Owner-Occupied CRE	106,470	215,615	—	322,085	1.74%
Commercial Construction, Land Development, and Other Land	—	319,223	—	319,223	1.72%
Other Non Owner-Occupied CRE	—	5,522,214	2,984,057	8,506,271	45.86%
Direct Financing Leases	—	1,761,022	111,423	1,872,445	10.09%
Residential Real Estate	89,342	1,742,490	100,040	1,931,872	10.41%
Installment and Other Consumer	46,794	611,306	9,189	667,289	3.60%
	$631,744	$14,259,739	$3,658,938	$18,550,421	100.00%

*     As of December 31, 2018 accruing past due 90 days or more included $495,608 of TDRs, including $389,138 in C&I loans and $106,470 in CRE loans.

**   At December 31, 2018, nonaccrual loans/leases included $2,311,198 of TDRs, including $265,181 in C&I loans, $1,378,090 in CRE loans, $321,050 in direct financing leases, $343,535 in residential real estate loans, and $3,342 in installment loans.

	2017
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More	Loans/Leases ***	Accruing TDRs	Total NPLs	Total NPLs

C&I	$—	$1,231,353	$5,224,182	$6,455,535	34.63%
CRE
Owner-Occupied CRE	—	333,900	107,322	441,222	2.37%
Commercial Construction, Land Development, and Other Land	—	4,844,312	—	4,844,312	25.99%
Other Non Owner-Occupied CRE	—	1,243,728	—	1,243,728	6.67%
Direct Financing Leases	—	2,175,044	1,494,448	3,669,492	19.68%
Residential Real Estate	74,519	1,363,806	272,493	1,710,818	9.18%
Installment and Other Consumer	14,152	249,091	14,027	277,270	1.49%
	$88,671	$11,441,234	$7,112,472	$18,642,377	100.00%

***   At December 31, 2017, nonaccrual loans/leases included $2,282,495 of TDRs, including $122,598 in C&I loans, $1,336,871 in CRE loans, $700,255 in direct financing leases, $115,190 in residential real estate loans, and $7,581 in installment loans.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Changes in the allowance by portfolio segment for the; years ended December 31, 2018, 2017, and 2016 are presented as follows:

	Year Ended December 31, 2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

Balance, beginning	$14,323,036	$13,962,688	$2,382,098	$2,466,431	$1,221,475	$34,355,728
Provisions charged to expense	7,161,066	4,094,223	1,068,161	193,153	141,846	12,658,449
Loans/leases charged off	(5,358,683)	(387,499)	(2,002,227)	(126,566)	(44,422)	(7,919,397)
Recoveries on loans/leases previously charged off	294,798	49,839	344,454	23,618	39,619	752,328
Balance, ending	$16,420,217	$17,719,251	$1,792,486	$2,556,636	$1,358,518	$39,847,108

	Year Ended December 31, 2017
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

Balance, beginning	$12,545,110	$11,670,609	$3,111,898	$2,342,344	$1,087,487	$30,757,448
Provisions charged to expense	2,736,296	4,044,460	1,369,624	197,034	122,505	8,469,919
Loans/leases charged off	(1,149,790)	(1,795,229)	(2,284,910)	(102,088)	(41,196)	(5,373,213)
Recoveries on loans/leases previously charged off	191,420	42,848	185,486	29,141	52,679	501,574
Balance, ending	$14,323,036	$13,962,688	$2,382,098	$2,466,431	$1,221,475	$34,355,728

	Year Ended December 31, 2016
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

Balance, beginning	$10,484,080	$9,375,117	$3,395,088	$1,790,150	$1,096,471	$26,140,906
Provisions (credits) charged to expense	2,478,912	2,286,953	2,127,463	628,114	(43,276)	7,478,166
Loans/leases charged off	(527,152)	(24,304)	(2,503,417)	(76,820)	(112,490)	(3,244,183)
Recoveries on loans/leases previously charged off	109,270	32,843	92,764	900	146,782	382,559
Balance, ending	$12,545,110	$11,670,609	$3,111,898	$2,342,344	$1,087,487	$30,757,448

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued):

The allowance by impairment evaluation and by portfolio segment as of December 31, 2018 and 2017 is presented as follows:

	2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

Allowance for impaired loans/leases	$972,647	$2,123,685	$194,008	$257,014	$111,191	$3,658,545
Allowance for nonimpaired loans/leases	15,447,570	15,595,566	1,598,478	2,299,622	1,247,327	36,188,563
	$16,420,217	$17,719,251	$1,792,486	$2,556,636	$1,358,518	$39,847,108

Impaired loans/leases	$4,499,451	$10,446,748	$2,248,597	$2,109,612	$898,150	$20,202,558
Nonimpaired loans/leases	1,424,910,136	1,755,664,027	115,720,085	288,649,786	118,483,630	3,703,427,664
	$1,429,409,587	$1,766,110,775	$117,968,682	$290,759,398	$119,381,780	$3,723,630,222

Allowance as a percentage of impaired loans/leases	21.62%	20.33%	8.63%	12.18%	12.38%	18.11%
Allowance as a percentage of nonimpaired loans/leases	1.08%	0.89%	1.38%	0.80%	1.05%	0.98%
Total allowance as a percentage of total loans/leases	1.15%	1.00%	1.52%	0.88%	1.14%	1.07%

	2017
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

Allowance for impaired loans/leases	$715,627	$1,429,460	$504,469	$355,167	$38,596	$3,043,319
Allowance for nonimpaired loans/leases	13,607,409	12,533,228	1,877,629	2,111,264	1,182,879	31,312,409
	$14,323,036	$13,962,688	$2,382,098	$2,466,431	$1,221,475	$34,355,728

Impaired loans/leases	$6,248,209	$6,529,262	$3,669,492	$1,704,846	$202,354	$18,354,163
Nonimpaired loans/leases	1,128,268,106	1,296,962,620	137,778,740	256,941,419	118,408,445	2,938,359,330
	$1,134,516,315	$1,303,491,882	$141,448,232	$258,646,265	$118,610,799	$2,956,713,493

Allowance as a percentage of impaired loans/leases	11.45%	21.89%	13.75%	20.83%	19.07%	16.58%
Allowance as a percentage of nonimpaired loans/leases	1.21%	0.97%	1.36%	0.82%	1.00%	1.07%
Total allowance as a percentage of total loans/leases	1.26%	1.07%	1.68%	0.95%	1.03%	1.16%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the years ended December 31, 2018, 2017, and 2016 are presented below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

	2018
						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,846,136	$4,539,729	$—	$2,346,184	$209,854	$209,854
CRE
Owner-Occupied CRE	106,470	106,470	—	106,892	—	—
Commercial Construction, Land Development, and Other Land	506,603	506,603	—	101,321	—	—
Other Non Owner-Occupied CRE	1,804,125	1,804,125	—	540,298	—	—
Direct Financing Leases	1,929,061	1,929,061	—	2,193,339	60,483	60,483
Residential Real Estate	983,753	1,058,532	—	723,424	9,043	9,043
Installment and Other Consumer	761,465	761,465	—	198,035	290	290
	$7,937,613	$10,705,985	$—	$6,209,493	$279,670	$279,670

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$2,653,315	$2,653,315	$972,647	$1,118,374	$43,052	$43,052
CRE
Owner-Occupied CRE	304,043	660,329	38,533	176,874	—	—
Commercial Construction, Land Development, and Other Land	148,795	148,795	33,095	159,389	—	—
Other Non Owner-Occupied CRE	7,576,712	7,576,712	2,052,057	3,054,716	57,760	57,760
Direct Financing Leases	319,536	319,536	194,008	273,352	—	—
Residential Real Estate	1,125,859	1,125,859	257,014	552,539	11,515	11,515
Installment and Other Consumer	136,685	136,685	111,191	124,812	—	—
	$12,264,945	$12,621,231	$3,658,545	$5,460,056	$112,327	$112,327

Total Impaired Loans/Leases:
C&I	$4,499,451	$7,193,044	$972,647	$3,464,558	$252,906	$252,906
CRE
Owner-Occupied CRE	410,513	766,799	38,533	283,766	—	—
Commercial Construction, Land Development, and Other Land	655,398	655,398	33,095	260,710	—	—
Other Non Owner-Occupied CRE	9,380,837	9,380,837	2,052,057	3,595,014	57,760	57,760
Direct Financing Leases	2,248,597	2,248,597	194,008	2,466,691	60,483	60,483
Residential Real Estate	2,109,612	2,184,391	257,014	1,275,963	20,558	20,558
Installment and Other Consumer	898,150	898,150	111,191	322,847	290	290
	$20,202,558	$23,327,216	$3,658,545	$11,669,549	$391,997	$391,997

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

	2017
						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,634,269	$1,644,706	$—	$1,406,310	$71,183	$71,183
CRE
Owner-Occupied CRE	289,261	289,261	—	79,317	11,902	11,902
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	1,171,565	1,171,565	—	1,176,738	—	—
Direct Financing Leases	2,944,540	2,944,540	—	2,879,695	132,167	132,167
Residential Real Estate	943,388	1,018,167	—	685,807	1,161	1,161
Installment and Other Consumer	134,245	134,245	—	126,474	—	—
	$7,117,268	$7,202,484	$—	$6,354,341	$216,413	$216,413

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$4,613,940	$4,617,879	$715,627	$4,584,142	$203,221	$203,221
CRE
Owner-Occupied CRE	151,962	151,962	48,462	221,260	—	—
Commercial Construction, Land Development, and Other Land	4,844,312	4,844,312	1,379,235	4,447,831	—	—
Other Non Owner-Occupied CRE	72,163	72,163	1,763	44,667	—	—
Direct Financing Leases	724,953	724,953	504,469	625,107	—	—
Residential Real Estate	761,458	761,458	355,167	549,286	14,990	14,990
Installment and Other Consumer	68,109	68,109	38,596	40,152	410	410
	$11,236,897	$11,240,836	$3,043,319	$10,512,445	$218,621	$218,621

Total Impaired Loans/Leases:
C&I	$6,248,209	$6,262,585	$715,627	$5,990,452	$274,404	$274,404
CRE
Owner-Occupied CRE	441,222	441,222	48,462	300,577	11,902	11,902
Commercial Construction, Land Development, and Other Land	4,844,312	4,844,312	1,379,235	4,447,831	—	—
Other Non Owner-Occupied CRE	1,243,728	1,243,728	1,763	1,221,405	—	—
Direct Financing Leases	3,669,492	3,669,492	504,469	3,504,802	132,167	132,167
Residential Real Estate	1,704,846	1,779,625	355,167	1,235,093	16,151	16,151
Installment and Other Consumer	202,354	202,354	38,596	166,626	410	410
	$18,354,163	$18,443,318	$3,043,319	$16,866,786	$435,034	$435,034

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

	2016
						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$841,895	$951,600	$—	$2,858,343	$16,748	$16,748
CRE
Owner-Occupied CRE	—	93,774	—	312,242	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	1,196,549	1,196,549	—	1,322,654	—	—
Direct Financing Leases	1,690,121	1,690,121	—	1,731,982	43,461	43,461
Residential Real Estate	853,294	892,495	—	964,590	9,903	9,903
Installment and Other Consumer	55,734	55,734	—	321,175	4,475	4,475
	$4,637,593	$4,880,273	$—	$7,510,986	$74,587	$74,587

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$8,094,556	$8,098,395	$1,771,537	$2,959,495	$17,742	$17,742
CRE
Owner-Occupied CRE	322,148	322,148	57,398	385,269	—	—
Commercial Construction, Land Development, and Other Land	4,353,817	4,353,819	577,611	1,022,930	—	—
Other Non Owner-Occupied CRE	239,600	239,600	58,910	47,920	—	—
Direct Financing Leases	1,566,143	1,566,143	848,919	841,733	36,303	36,303
Residential Real Estate	807,886	882,018	289,112	573,211	11,675	11,675
Installment and Other Consumer	50,356	50,356	39,481	40,384	527	527
	$15,434,506	$15,512,479	$3,642,968	$5,870,942	$66,247	$66,247

Total Impaired Loans/Leases:
C&I	$8,936,451	$9,049,995	$1,771,537	$5,817,838	$34,490	$34,490
CRE
Owner-Occupied CRE	322,148	415,922	57,398	697,511	—	—
Commercial Construction, Land Development, and Other Land	4,353,817	4,353,819	577,611	1,022,930	—	—
Other Non Owner-Occupied CRE	1,436,149	1,436,149	58,910	1,370,574	—	—
Direct Financing Leases	3,256,264	3,256,264	848,919	2,573,715	79,764	79,764
Residential Real Estate	1,661,180	1,774,513	289,112	1,537,801	21,578	21,578
Installment and Other Consumer	106,090	106,090	39,481	361,559	5,002	5,002
	$20,072,099	$20,392,752	$3,642,968	$13,381,928	$140,834	$140,834

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of December 31, 2018 and 2017:

	2018
		CRE
			Non-Owner Occupied
			Commercial
			Construction,
			Land
		Owner-Occupied	Development,			As a % of
Internally Assigned Risk Rating	C&I	CRE	and Other Land	Other CRE	Total	Total

Pass (Ratings 1 through 5)	$1,294,417,614	$487,948,800	$230,473,570	$1,008,626,078	$3,021,466,062	97.72%
Special Mention (Rating 6)	23,302,472	9,599,493	3,847,691	5,308,625	42,058,281	1.36%
Substandard (Rating 7)	8,286,398	3,105,438	2,466,047	14,735,033	28,592,916	0.92%
Doubtful (Rating 8)	—	—	—	—	—	—%
	$1,326,006,484	$500,653,731	$236,787,308	$1,028,669,736	$3,092,117,259	100.00%

	2018
		Direct Financing	Residential Real	Installment and		As a % of
Delinquency Status *	C&I	Leases	Estate	Other Consumer	Total	Total

Performing	$102,712,527	$116,096,237	$288,827,527	$118,714,491	$626,350,782	99.18%
Nonperforming	690,576	1,872,445	1,931,871	667,289	5,162,181	0.82%
	$103,403,103	$117,968,682	$290,759,398	$119,381,780	$631,512,963	100.00%

	2017
		CRE
			Non-Owner Occupied
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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

TDRs totaled $6,465,744 and $9,394,967 as of  December 31, 2018 and 2017, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the years ended December 31, 2018 and 2017. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of restructuring. The specific allowance is as of December 31, 2018 and 2017, respectively. The following excludes any TDRs that were restructured and paid off or charged off in the same year.

	2018
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance

CONCESSION - Significant Payment Delay
C&I	5	$425,649	$425,649	$250,000
Other Non Owner-Occupied CRE	1	500,000	500,000	60,000
Residential Real Estate	1	46,320	46,320	—
Direct Financing Leases	3	75,066	75,066	—
	10	$1,047,035	$1,047,035	$310,000

CONCESSION - Extension of Maturity
Other Non Owner-Occupied CRE	2	$2,975,703	$2,975,703	$1,492,057
Residential Real Estate	2	100,215	100,215	8,392
	4	$3,075,918	$3,075,918	$1,500,449

TOTAL	14	$4,122,953	$4,122,953	$1,810,449

	2017
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans/Leases	Investment	Investment	Allowance

CONCESSION - Significant Payment Delay
C&I	7	$826,531	$826,531	$62,596
CRE - Owner Occupied	1	107,322	107,322	—
Direct Financing Leases	24	1,703,255	1,703,255	—
	32	$2,637,108	$2,637,108	$62,596

CONCESSION - Extension of Maturity
Direct Financing Leases	3	$115,236	$115,236	$—
	3	$115,236	$115,236	$—

TOTAL	35	$2,752,344	$2,752,344	$62,596

Of the TDRs reported above, three with a post-modification recorded investment totaling $796,320 were on nonaccrual as of December 31, 2018 and seven with a post-modification recorded investment totaling $279,245 were on nonaccrual as of December 31, 2017.

For the year ended December 31, 2018, the Company had five TDRs totaling $398,869 that redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. For the year ended December 31, 2017, the Company had six TDRs totaling $251,940 that redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Not included in the table above, the Company had 13 TDRs that were restructured and charged off in 2018, totaling $895,563. There were two TDRs that were both restructured and charged off in 2017, totaling $65,623.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Loans are made in the normal course of business to directors, executive officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate committed amount of loans greater than or equal to $60,000 during the years ended December 31, 2018, 2017, and 2016, is as follows:

	2018	2017	2016
Balance, beginning	$66,441,948	$61,608,976	$42,012,313
Net increase due to change in related parties	41,797,001	11,926,759	19,945,960
Advances	43,453,609	13,090,798	4,806,616
Repayments	(26,196,333)	(20,184,585)	(5,155,913)
Balance, ending	$125,496,225	$66,441,948	$61,608,976

The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio includes a concentration of loans in certain industries as of December 31, 2018 and 2017 as follows:

	2018		2017
		Percentage of		Percentage of
		Total		Total
Industry Name	Balance	Loans/Leases	Balance	Loans/Leases
Lessors of Non-Residential Buildings	$632,534,255	17%	$400,622,681	14%
Lessors of Residential Buildings	594,345,563	16%	370,353,561	12%
Administration of Urban Planning & Community & Rural Development	111,579,461	3%	83,343,541	3%
Hotels	83,105,821	2%	73,199,925	2%
Bank Holding Companies	75,600,713	2%	66,950,294	2%
Nonresidential Property Managers	70,211,971	2%	51,984,722	2%

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

Note 5. Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2018 and 2017:

	2018	2017

Land	$15,581,430	$13,466,930
Buildings (useful lives 15 to 50 years)	64,299,322	53,633,788
Furniture and equipment (useful lives 3 to 10 years)	36,399,218	31,984,631
Premises and equipment	116,279,970	99,085,349
Less accumulated depreciation	40,697,852	36,247,094
Premises and equipment, net	$75,582,118	$62,838,255

Certain facilities are leased under operating leases. Rental expense was $555,436, $348,467, and $334,977 for the years ended December 31, 2018, 2017, and 2016, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Premises and Equipment (continued)

Future minimum rental commitments under noncancelable leases are as follows as of December 31, 2018:

Year ending December 31:
2019	591,688
2020	452,457
2021	200,167
2022	123,828
2023	73,035
Thereafter	1,403
$1,442,578

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

The project total was estimated at $3.7 million.  This was the full contract price, as subcontractors were utilized to complete the work.  It is estimated that the entity received $2.2 million for its work as the general contractor, including payments for a portion of the actual construction costs as the entity completed a portion of the subcontracting work in addition to being the general contractor.  As of December 31, 2017, the project was complete and there was no outstanding commitment remaining.

Note 6. Goodwill and Intangibles

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Balance at the beginning of period	$28,334,092	$13,110,913	$3,222,688
Goodwill from merger with Springfield Bancshares	45,974,931	—	—
Goodwill from acquisition of the Bates Companies	3,766,074	—	—
Goodwill from acquisition of Guaranty Bank	—	15,223,179	—
Goodwill from acquisition of Guaranty Bank - measurement period adjustment	(243,195)	—	—
Goodwill from acquisition of CSB	—	—	9,888,225
Balance at the end of period	$77,831,902	$28,334,092	$13,110,913

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Goodwill and Intangibles (continued)

The following table presents the changes in core deposit intangibles (included in Intangibles on the consolidated balance sheets) during the years ended December 31, 2018 ,2017 and 2016:

	2018	2017	2016
Balance at the beginning of the period	$9,078,953	$7,381,213	$1,471,409
Core deposit intangible from merger with Springfield Bancshares	8,208,728	—	—
Core deposit intangible from acquisition of Guaranty Bank	—	2,698,301	—
Core deposit intangible from acquisition of CSB	—	—	6,352,653
Amortization expense	(1,692,431)	(1,000,561)	(442,849)
Balance at the end of the period	$15,595,250	$9,078,953	$7,381,213

Gross carrying amount	$19,254,809	$11,046,081	$8,347,780
Accumulated amortization	(3,659,559)	(1,967,128)	(966,567)
Net book value	$15,595,250	$9,078,953	$7,381,213

The following table presents the estimated amortization of the core deposit intangibles:

Years ending December 31,	Amount
2019	$2,129,141
2020	2,084,985
2021	2,032,204
2022	1,970,792
2023	1,776,065
Thereafter	5,602,063
$15,595,250

The following table presents the changes in customer list intangible (included in Intangibles on the consolidated balance sheets) during the year ended December 31, 2018:

2018
Balance at the beginning of period	$—
Customer list intangible from acquisition of Bates Companies	1,854,932
Balance at the end of period	1,854,932

The following table presents the estimated amortization of the customer list intangible:

Years ending December 31,	Amount
2019	$123,662
2020	123,662
2021	123,662
2022	123,662
2023	123,662
Thereafter	1,236,622
$1,854,932

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

			Balance Sheet		1-Month LIBOR	Fair Value as of
Hedged Instrument	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	December 31, 2018	December 31, 2017
1-month FHLB Advance	6/3/2014	6/5/2019	Other Assets	$15,000,000	0.93%	$116,775	$190,085
1-month FHLB Advance	6/5/2014	6/5/2021	Other Assets	15,000,000	1.43%	342,037	316,615
				$30,000,000		$458,812	$506,700

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

			Balance Sheet				Fair Value as of
Hedged Instrument	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	December 31, 2018
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Other Liabilities	$10,000,000	5.65%	5.85%	$(298,367)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Other Liabilities	8,000,000	5.65%	5.85%	(238,693)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Other Liabilities	10,000,000	3.99%	4.54%	(287,716)
Community National Statutory Trust II	9/20/2018	9/20/2028	Other Liabilities	3,000,000	4.96%	5.17%	(89,008)
Community National Statutory Trust III	9/15//2018	9/15/2028	Other Liabilities	3,500,000	4.54%	4.75%	(103,858)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Other Liabilities	4,500,000	4.54%	4.75%	(133,532)
				$39,000,000	4.94%	5.24%	$(1,151,174)

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges to the extent they are effective hedges, are recorded as a component of accumulated other comprehensive income. The following is a summary of how AOCI was impacted during the reporting periods:

	Year Ended
	December 31, 2018	December 31, 2017
Unrealized loss at beginning of period, net of tax	$(805,027)	$(932,156)
Amount reclassified from accumulated other comprehensive income to noninterest expense related to hedge ineffectiveness	27,407	79,757
Amount reclassified from accumulated other comprehensive income to interest expense related to caplet amortization	575,247	405,134
Amount of loss recognized in other comprehensive income, net of tax	(1,073,815)	(357,762)
Unrealized loss at end of period, net of tax	$(1,276,188)	$(805,027)

Changes in the fair value related to the ineffective portion of cash flow hedges, are reported in noninterest income during the period of the change. As shown in the table above, $27 thousand and $80 thousand of expense from the change in fair value for the years ending December 31, 2018 and 2017, respectively, was due to ineffectiveness.

The Company has also entered into interest rate swap contracts that are not designated as hedging instruments.  These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with a third part financial institution.  Because the Company acts as an intermediary for the customer, changes in the fair value of the underlying derivative contracts, for the most part, offset each other and do not significantly impact the Company’s results of operations.

	December 31, 2018		December 31, 2017
		Estimated		Estimated
	Notional Amount	Fair Value	Notional Amount	Fair Value
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$445,021,807	$22,195,713	$230,434,728	$4,397,238

Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$445,021,807	$22,195,713	$230,434,728	$4,397,238

Swap fee income totaled $10.8 million, $3.1 million and $1.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $250,000, was $592.7 million and $364.3 million as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:
2019	$796,333,079
2020	116,147,111
2021	31,872,141
2022	20,834,858
2023	9,258,973
Thereafter	257,874
$974,704,036

The Company has public entity deposits that are collateralized by investment securities with carrying values as follows:

	2018	2017
U.S. govt. sponsored agency securities	$980,160	$983,670
Residential mortgage-backed and related securities	9,882,921	9,035,755
	$10,863,081	$10,019,425

The Company had a $80.8 million PUD LOC with the FHLB of Des Moines and a $11.0 million PUD LOC with the FHLB of Chicago for the purpose of providing additional collateral on public deposits as of December 31, 2018. As of December 31, 2017, the Company had a $35.0 million PUD LOC with the FHLB of Des Moines and a $10.1 million PUD LOC with the FHLB of Chicago. There were no amounts outstanding under these letters of credit as of December 31, 2018 or 2017.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Short-Term Borrowings

Short-term borrowings as of December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Overnight repurchase agreements with customers	$2,084,157	$7,003,122
Federal funds purchased	26,690,000	6,990,000
	$28,774,157	$13,993,122

The Company’s overnight repurchase agreements with customers are collateralized by investment securities with carrying values as follows:

	2018	2017
U.S. govt. sponsored agency securities	$3,661,995	$2,077,702
Residential mortgage-backed and related securities	20,654,345	18,816,280
Total securities pledged to overnight customer repurchase agreements	24,316,340	20,893,982
Less: overcollateralized position	22,232,183	13,890,860
	$2,084,157	$7,003,122

Inherent in the overnight purchase agreements is a risk that the fair value of the collateral pledged on the agreements could decline below the amount obligated under our customer repurchase agreements. The Company considers this risk minimal. The Company monitors balances daily to ensure that collateral is sufficient to meet obligations. Additionally, the Company maintains an overcollateralized position that is sufficient to cover any interest rate movements.

The securities underlying the agreements as of December 31, 2018 and 2017 were under the Company’s control in safekeeping at third-party financial institutions.

Information concerning overnight repurchase agreements with customers is summarized as follows as of December 31, 2018 and 2017:

	2018	2017
Average daily balance during the period	$7,830,860	$7,475,824
Average daily interest rate during the period	0.38%	0.08%
Maximum month-end balance during the period	$10,391,529	$11,829,201
Weighted average rate as of end of period	0.90%	0.15%

Information concerning federal funds purchased is summarized as follows as of December 31, 2018 and 2017:

	2018	2017
Average daily balance during the period	$13,059,102	$13,486,239
Average daily interest rate during the period	2.18%	1.31%
Maximum month-end balance during the period	$32,330,000	$33,650,000
Weighted average rate as of end of period	2.46%	1.24%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. FHLB Advances

The subsidiary banks are members of the FHLB of Des Moines or Chicago. Maturity and interest rate information on advances from the FHLB as of December 31, 2018 and 2017 is as follows:

	December 31, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End
Maturity:
Year ending December 31:
2018	$—	—	$190,400,000	1.82%
2019	239,957,672	2.60	—	—
2020	11,484,203	1.74	1,600,000	1.75
2021	15,050,164	2.32	—	—
Total FHLB advances	$266,492,039	2.55%	$192,000,000	1.82%

Advances are collateralized by loans of $1.3 billion and $850.1 million as of December 31, 2018 and 2017, respectively, in aggregate. On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type. Advances are also collateralized by securities of $26.9 million and $6.7 million as of December 31, 2018 and 2017, respectively, in aggregate. The Company continues to pledge loans under blanket liens to provide off balance sheet liquidity.

As of December 31, 2018 and included with the 2019 maturity grouping above are $190.2 million of short-term advances from the FHLB. These advances have maturities ranging from 1 day to 1 month. Short-term and overnight advances totaled $165.4 million as of December 31, 2017 and had maturities ranging from 1 day to 1 month.

Throughout 2016, the Company executed several balance sheet restructuring strategies in an effort to reduce reliance on wholesale funding.  These strategies will continue to be evaluated in the future.  A summary of prepayments of FHLB advances related to these restructurings is summarized in the following table for the year ended December 31, 2016.

2016
		Weighted
		Average	Range of	Prepayment
Date of Restructuring	Amount	Interest Rate	Maturity Dates	Fees
First Quarter of 2016	$10,000,000	3.86%	December 2017	$524,197
Third Quarter of 2016	5,000,000	2.84%	February 2018	127,310
Fourth Quarter of 2016	15,000,000	3.14%	September 2017 to November 2017	357,161
Total for 2016	$30,000,000	3.33%		$1,008,668

All prepayment fees shown in the table above are included in losses on debt extinguishment in the statements of income.

As of December 31, 2018 and 2017, the subsidiary banks held $15.7 million and $11.7 million, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheet.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Other Borrowings and Unused Lines of Credit

Other borrowings as of December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Wholesale structured repurchase agreements	$35,000,000	$35,000,000
Term notes	23,250,000	31,000,000
Subordinated debentures	4,782,318	—
Revolving line of credit	9,000,000	—
	$72,032,318	$66,000,000

The Company’s wholesale structured repurchase agreements are collateralized by investment securities with carrying values as follows:

	2018	2017
Residential mortgage-backed and related securities	$38,870,228	$40,503,002
Total securities pledged to wholesale customer repurchase agreements	38,870,228	40,503,002
Less: overcollateralized position	3,870,228	5,503,002
	$35,000,000	$35,000,000

Inherent in the wholesale structured repurchase agreements is a risk that the fair value of the collateral pledged on the agreements could decline below the amount obligated under the agreements. The Company considers this risk minimal. The Company maintains an overcollateralized position that is sufficient to cover any minor interest rate movements.

Throughout 2016, the Company executed several balance sheet restructuring strategies in an effort to reduce reliance on wholesale funding.  These strategies will continue to be evaluated in the future.  A summary of prepayments of wholesale structured repurchase agreements related to these restructurings is summarized in the following table for the year ended December 31, 2016.

	2016
		Weighted	Range of
		Average	Maturity	Prepayment
Date of Restructuring	Amount	Interest Rate	Dates	Fees
First Quarter of 2016	$10,000,000	3.97%	July 2018	$759,000
Third Quarter of 2016	55,000,000	3.27%	February 2019 to September 2020	4,010,000
Total for 2016	$65,000,000	3.38%		$4,769,000

All prepayment fees shown in the table above are included in losses on debt extinguishment in the statements of income.  There were no material modifications of borrowings during 2018 or 2017.

Maturity and interest rate information concerning wholesale structured repurchase agreements is summarized as follows:

	December 31, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End
Maturity:
Year ending December 31:
2019	$10,000,000	3.59%	$10,000,000	3.44%
2020	25,000,000	2.48	25,000,000	2.48
Total Wholesale Structured Repurchase Agreements	$35,000,000	2.80%	$35,000,000	2.76%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Other Borrowings and Unused Lines of Credit (continued)

The Company has two term notes. The first is a term note with a maturity date of December 31, 2021. The outstanding balance on the term note totals $18.0 million and $24.0 million at December 31, 2018 and 2017, respectively. Interest on the term note is calculated at the effective LIBOR rate plus 3.00% per annum (5.52% and 4.56% at December 31, 2018 and 2017, respectively). The proceeds from this note were used to fund a portion of the cash consideration for the acquisition of CSB. The second is a term note originated in the third quarter of 2017 with a maturity date of December 31, 2021 and a balance outstanding of $5.3 million and $7.0 million at December 31, 2018 and 2017, respectively.  Interest is calculated at the effective LIBOR rate plus 3.00% per annum (5.52% and 4.56% at December 31, 2018 and 2017, respectively). The proceeds from this note were used to fund a portion of the cash consideration for the acquisition of Guaranty Bank. The collateral on both borrowings is the original stock certificates and stock powers of all bank subsidiaries.

For the term notes, the Company is required to make quarterly principal payments of $1,937,500 with maturity information as of December 31, 2018, summarized as follows:

As of December 31, 2018
2019	$7,750,000
2020	7,750,000
2021	7,750,000
$23,250,000

As part of the merger with Springfield Bancshares, the Company assumed two subordinated debentures with a fair value of $4.8 million.  Maturity and interest rate information concerning the subordinated debentures is summarized as follows:

	Amount Outstanding	Interest Rate
	as of December 31, 2018	as of December 31, 2018	Maturity Date

Subordinated debenture dated 4/30/16	$ 2,000,000	4.00%	4/30/2026
Subordinated debenture dated 9/15/16	3,000,000	4.00%	9/15/2026
Market Value Discount per ASC 805	(217,682)
Total Subordinated Debentures	$ 4,782,318

The interest rate on the subordinated debentures is fixed for the first five years of the term and then converts to floating for the remaining term, at a rate of Prime floating daily.  The debentures may be called after a minimum of five years following issuance and at the prior approval of the appropriate regulatory agencies. The subordinated debentures are unsecured.

The Company has a $10.0 million revolving line of credit note for which the outstanding balance is $9.0 million as of December 31, 2018. Interest on the revolving line of credit is calculated at the effective LIBOR rate plus 2.50% per annum (5.02% at December 31, 2018). The collateral on the revolving line of credit is the original stock certificates and stock powers of all bank subsidiaries.

In February 2019, the Company completed a subordinated notes offering, a portion of the proceeds of which were used to pay off outstanding term notes and the revolving line of credit.  See Note 23 of the Consolidated Financial Statements for further information on this subsequent event.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Other Borrowings and Unused Lines of Credit (continued)

Unused lines of credit of the subsidiary banks as of December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Secured	$1,690,108	$2,967,441
Unsecured	362,000,000	372,000,000
	$363,690,108	$374,967,441

The Company pledges select C&I and CRE loans to the Federal Reserve Bank of Chicago for borrowing at the Discount Window.

Note 12.Junior Subordinated Debentures

Junior subordinated debentures are summarized as of December 31, 2018 and 2017 as follows:

	2018	2017
Note Payable to QCR Holdings Capital Trust II	$10,310,000	$10,310,000
Note Payable to QCR Holdings Capital Trust III	8,248,000	8,248,000
Note Payable to QCR Holdings Capital Trust V	10,310,000	10,310,000
Note Payable to Community National Trust II	3,093,000	3,093,000
Note Payable to Community National Trust III	3,609,000	3,609,000
Note Payable to Guaranty Bankshares Statutory Trust I*	4,640,000	4,640,000
Market Value Discount per ASC 805**	(2,539,957)	(2,723,513)
	$37,670,043	$37,486,487

*     As part of the acquisition of Guaranty Bank, the Company assumed one junior subordinated debenture with a fair value of $3,857,275.

**   Market value discount includes discount on junior subordinated debt acquired in 2013 as part of the purchase of Community National and junior subordinated debt acquired in 2017 as part of the purchase of Guaranty Bank.

A schedule of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including the amounts outstanding as of December 31, 2018 and 2017, is as follows:

		Amount	Amount
		Outstanding	Outstanding
		December 31,	December 31,		Interest Rate as of	Interest Rate as of
Name	Date Issued	2018	2017	Interest Rate	December 31, 2018	December 31, 2017
QCR Holdings Statutory Trust II*	February 2004	$10,310,000	$10,310,000	2.85% over 3-month LIBOR	5.65%	4.54%
QCR Holdings Statutory Trust III	February 2004	8,248,000	8,248,000	2.85% over 3-month LIBOR	5.65%	4.54%
QCR Holdings Statutory Trust V	February 2006	10,310,000	10,310,000	1.55% over 3-month LIBOR	3.99%	2.91%
Community National Statutory Trust II	September 2004	3,093,000	3,093,000	2.17% over 3-month LIBOR	4.96%	3.80%
Community National Statutory Trust III	March 2007	3,609,000	3,609,000	1.75% over 3-month LIBOR	4.54%	3.32%
Guaranty Bankshares Statutory Trust I	May 2005	4,640,000	4,640,000	1.75% over 3-month LIBOR	4.54%	3.34%
		$40,210,000	$40,210,000	Weighted Average Rate	4.94%	3.82%

*    Original amount issued for QCR Holdings Statutory Trust II was $12,372,000.

Securities issued by all of the trusts listed above mature 30 years from the date of issuance, but all are currently callable at par at any time. Interest rate reset dates vary by Trust.

In 2016, the Company extinguished $5.1 million of the QCR Holdings Capital Trust IV junior subordinated debentures (the full balance outstanding) and recorded a $1.2 million gain on extinguishment (pre-tax), as the Company was able to acquire the related security at a discount through auction. This gain is included within the overall net losses on debt extinguishments in the statements of income for 2016. The interest rate on these debentures floated at 3‑month LIBOR plus 1.80% and had a rate of 2.42% at the time of extinguishment. QCR Holdings Capital Trust IV was dissolved after the extinguishment.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.Junior Subordinated Debentures (continued)

Interest rate swaps are also used for the purpose of hedging interest rate risk on junior subordinated debt.  See Note 7 to the Consolidated Financial Statements for the details of these instruments.

Note 13. Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Current	$2,722,635	$10,976,005	$11,969,194
Deferred	6,292,477	(6,029,555)	(3,066,407)
	$9,015,112	$4,946,450	$8,902,787

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018		2017		2016
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
Computed "expected" tax expense	$10,948,310	21.0%	$14,228,535	35.0%	$12,806,351	35.0%
Effect of graduated tax rates	—	—	—	—	(250,013)	(0.7)
Tax exempt income, net	(3,957,851)	(7.6)	(5,653,979)	(13.9)	(4,343,270)	(11.9)
Bank-owned life insurance	(342,667)	(0.6)	(630,855)	(1.5)	(619,988)	(1.7)
State income taxes, net of federal benefit, current year	2,680,581	5.2	1,764,671	4.3	1,245,524	3.4
Change in unrecognized tax benefits	(44,629)	(0.1)	(53,699)	(0.1)	121,008	0.3
New Markets Tax Credits and other credits	(154,200)	(0.3)	(341,268)	(0.8)	(180,000)	(0.5)
Acquisition costs	226,599	0.4	—	—	176,050	0.5
Excess tax benefit on stock options exercised and restricted stock awards vested	(425,142)	(0.8)	(1,219,483)	(3.0)	—	—
Re-measurement of deferred tax asset to incorporate newly enacted tax rates	—	—	(2,918,606)	(7.2)	—	—
Other	84,111	0.1	(228,866)	(0.6)	(52,875)	(0.1)
Federal and state income tax expense	$9,015,112	17.3%	$4,946,450	12.2%	$8,902,787	24.3%

Changes in the unrecognized tax benefits included in other liabilities are as follows for the years ended December 31, 2018 and 2017:

	2018	2017
Balance, beginning	$1,293,268	$1,346,967
Impact of tax positions taken during current year	286,994	333,253
Gross decrease related to tax positions of prior years	(178,058)	(40,584)
Reduction as a result of a lapse of the applicable statute of limitations	(153,565)	(346,368)
Balance, ending	$1,248,639	$1,293,268

Included in the unrecognized tax benefits liability at December 31, 2018 are potential benefits of approximately $1.0 million that, if recognized, would affect the effective tax rate.

The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At December 31, 2018 and 2017, accrued interest on uncertain tax positions was approximately $205 thousand and $150 thousand, respectively. Estimated interest related to the underpayment of income taxes is classified as a component of “income tax expense” in the statements of income.

The Company’s federal income tax returns are open and subject to examination from the 2015 tax return year and later. Various state franchise and income tax returns are generally open from the 2014 and later tax return years based on individual state statutes of limitations.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Federal and State Income Taxes (continued)

The net deferred tax assets consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
Alternative minimum tax credits	$2,911,031	$6,513,502
Historic tax credits	1,937,170	—
New markets tax credits	—	2,164,727
Net unrealized losses on securities available for sale and derivative instruments	1,687,162	498,860
Compensation	6,771,593	6,282,603
Loan/lease losses	9,548,985	8,029,714
Net operating loss carryforwards, federal and state	849,335	959,627
Other	52,738	34,962
	23,758,014	24,483,995
Deferred tax liabilities:
Premises and equipment	2,716,592	2,400,397
Equipment financing leases	18,329,372	15,367,705
Acquisition fair value adjustments	2,739,038	1,864,599
Investment accretion	30,533	30,656
Deferred loan origination fees, net	482,380	115,153
Other	424,335	430,125
	24,722,250	20,208,635
Net deferred tax assets (liabilities)	$(964,236)	$4,275,360

At December 31, 2018, the Company had $4.0 million of federal tax net operating loss carryforwards which are set to expire in varying amounts between 2029 and 2033. At December 31, 2018, the Company had $2.1 million of state tax net operating loss carryforwards which are set to expire in varying amounts between 2023 and 2028. All of the federal tax net operating loss carryforwards and the state tax net operating loss carryforwards were acquired from Community National and CNB.

The change in deferred income taxes was reflected in the Consolidated Financial Statements as follows for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Provision for income taxes	$6,292,477	$(6,029,555)	$(3,066,407)
Net deferred tax asset acquired	—	—	(3,310,553)
Net deferred tax asset resulting from acquisition adjustments	(52,717)	243,195	5,110,015
Re-measurement of deferred tax asset to incorporate newly enacted tax rates	—	2,918,606	—
Statement of stockholders' equity- Other comprehensive income (loss)	(1,000,164)	668,085	(202,691)
	$5,239,596	$(2,199,669)	$(1,469,636)

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Employee Benefit Plans

The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee’s compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. There were no discretionary contributions for the years ended December 31, 2018, 2017 and 2016. Company matching contributions for the years ended December 31, 2018, 2017, and 2016 were as follows:

	2018	2017	2016
Matching contribution	$2,000,257	$1,663,198	$1,365,111

The Company has entered into nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans. Changes in the liability related to the SERPs, included in other liabilities, are as follows for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Balance, beginning	$4,330,313	$4,093,355	$3,934,605
Increase in	456,782	400,784	322,575
Cash payments made	(163,826)	(163,826)	(163,825)
Balance, ending	$4,623,269	$4,330,313	$4,093,355

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

Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. As of December 31, 2018 and 2017, the liability related to the agreements totaled $15.0 million and $12.3 million, respectively.

Changes in the deferred compensation agreements, included in other liabilities, are as follows for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Balance, beginning	$12,346,935	$10,455,183	$8,875,025
Employee deferrals	1,406,959	932,921	794,168
Company match and interest	1,367,776	1,024,933	848,831
Cash payments made	(92,265)	(66,102)	(62,841)
Balance, ending	$15,029,405	$12,346,935	$10,455,183

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

The 2008 Equity Incentive Plan, the 2010 Equity Incentive Plan, the 2013 Equity Incentive Plan, and the 2016 Equity Incentive Plan (collectively, the “Stock Option Plans”) are administered by the Compensation Committee of the Board of Directors (the “Committee”). As of December 31, 2018, there were 302,066 remaining shares of common stock available for grant under the Stock Option Plans; however, such additional shares may be issued only under the 2016 Equity Incentive Plan.

The number and exercise price of options granted under the stock option plans are determined by the Committee at the time the option is granted. In no event can the exercise price be less than the value of the common stock at the date of the grant for stock options. All options have a 10‑year life and will vest and become exercisable from 3‑to‑7 years after the date of the grant.

Stock-based compensation expense was reflected in the Consolidated Financial Statements as follows for the years ended December 31, 2018, 2017, and 2016.

	2018	2017	2016
Stock options	$471,849	$554,435	$424,904
Restricted stock awards	856,731	552,907	460,853
Stock purchase plan	114,766	79,694	61,417
	$1,443,346	$1,187,036	$947,174

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Stock-Based Compensastion (continued)

Stock options:

A summary of the stock option plans as of December 31, 2018, 2017, and 2016 and changes during the years then ended is presented below:

	December 31,
	2018		2017		2016
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning	513,554	$17.13	587,961	$14.83	623,176	$13.88
Granted	16,315	44.02	43,250	43.86	76,749	22.92
Exercised	(60,127)	13.56	(114,100)	15.12	(111,423)	14.97
Forfeited	(170)	16.81	(3,557)	26.74	(541)	18.36
Outstanding, ending	469,572	18.52	513,554	17.13	587,961	14.83

Exercisable, ending	358,270		354,269		385,372

Weighted average fair value per option granted	$14.68		$14.75		$7.31

A further summary of options outstanding as of December 31, 2018 is presented below:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$7.99 to $8.93	24,175	2.07	$8.10	24,175	$8.10
$9.00 to $9.30	121,724	2.10	9.21	121,724	9.21
$15.08 to $16.13	74,703	4.24	15.63	72,303	15.64
$17.10 to $18.00	125,137	5.56	17.31	99,573	17.29
$21.71 to $31.53	66,291	7.11	22.92	29,633	22.64
$42.65 to $48.50	57,542	8.46	43.94	10,862	43.79
	469,572			358,270

Restricted stock awards:

A summary of changes in the Company’s nonvested restricted stock awards as of December 31, 2018, 2017 and 2016 is presented below:

	December 31,
	2018	2017	2016
Outstanding, beginning	46,389	39,438	45,046
Granted*	37,315	28,289	22,382
Released	(19,605)	(21,338)	(27,490)
Forfeited	—	—	(500)
Outstanding, ending	64,099	46,389	39,438

Weighted average fair value per share granted	$43.50	$44.44	$22.64

*  Includes 22,660 of restricted stock awards and 14,655 of restricted stock units.

The total grant value of restricted stock awards that were released during the years ended December 31, 2018, 2017 and 2016 was $622 thousand, $509 thousand and $474 thousand, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Stock-Based Compensation (continued):

Stock purchase plan:

The Company’s Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). On May 2, 2012, the Company’s stockholders approved a complete amendment and restatement of the Purchase Plan. As of January 1, 2018, there were 175,507 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 85% of the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in an offering period is $10,000. Additionally, the maximum percentage that any one participant can elect to contribute is 10% of his or her compensation for the year ended December 31, 2018 and 2017 and 8% for the year ended December 31, 2016. Information for the stock purchase plan for the years ended December 31, 2018, 2017, and 2016 is presented below:

	2018	2017	2016
Shares granted	17,305	12,414	18,711
Shares purchased	15,528	13,318	20,192
Weighted average fair value per share granted	$6.63	$6.42	$3.28

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of December 31, 2018 and 2017, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2018 and 2017 are also presented in the following table (dollars in thousands). As of December 31, 2018 and 2017, the subsidiary banks met the requirements to be “well capitalized”.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Regulatory Capital Requirements and Restrictions on Dividends (continued)

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2018:
Company:
Total risk-based capital	$460,416	10.69%	$344,551	>	8.00%	$425,305	>	9.875%	$430,689	>	10.00%
Tier 1 risk-based capital	420,569	9.77%	258,413	>	6.00	339,168	>	7.875	344,551	>	8.00
Tier 1 leverage	420,569	8.87%	189,858	>	4.00	189,858	>	4.000	237,322	>	5.00
Common equity Tier 1	382,899	8.89%	193,810	>	4.50	274,564	>	6.375	279,948	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$162,009	11.38%	$113,900	>	8.00%	$140,596	>	9.875%	$142,376	>	10.00%
Tier 1 risk-based capital	148,529	10.43%	85,425	>	6.00	112,121	>	7.875	113,900	>	8.00
Tier 1 leverage	148,529	9.04%	65,744	>	4.00	65,744	>	4.000	82,180	>	5.00
Common equity Tier 1	148,529	10.43%	64,069	>	4.50	90,764	>	6.375	92,544	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$146,292	11.55%	$101,310	>	8.00%	$125,054	>	9.875%	$126,637	>	10.00%
Tier 1 risk-based capital	133,982	10.58%	75,982	>	6.00	99,727	>	7.875	101,310	>	8.00
Tier 1 leverage	133,982	9.98%	53,682	>	4.00	53,682	>	4.000	67,103	>	5.00
Common equity Tier 1	133,982	10.58%	56,987	>	4.50	80,731	>	6.375	82,314	>	6.50
Community State Bank:
Total risk-based capital	$75,233	11.24%	$53,567	>	8.00%	$66,122	>	9.875%	$66,959	>	10.00%
Tier 1 risk-based capital	69,101	10.32%	40,175	>	6.00	52,730	>	7.875	53,567	>	8.00
Tier 1 leverage	69,101	9.19%	30,070	>	4.00	30,070	>	4.000	37,588	>	5.00
Common equity Tier 1	69,101	10.32%	30,131	>	4.50	42,686	>	6.375	43,523	>	6.50
Rockford Bank & Trust:
Total risk-based capital	$50,648	10.89%	$37,208	>	8.00%	$45,929	>	9.875%	$46,511	>	10.00%
Tier 1 risk-based capital	44,821	9.64%	27,906	>	6.00	36,627	>	7.875	37,208	>	8.00
Tier 1 leverage	44,821	8.93%	20,081	>	4.00	20,081	>	4.000	25,101	>	5.00
Common equity Tier 1	44,821	9.64%	20,930	>	4.50	29,650	>	6.375	30,232	>	6.50
Springfield First Community Bank:
Total risk-based capital	$57,051	12.24%	$37,278	>	8.00%	$46,016	>	9.875%	$46,598	>	10.00%
Tier 1 risk-based capital	51,279	11.00%	27,959	>	6.00	36,696	>	7.875	37,278	>	8.00
Tier 1 leverage	51,279	9.39%	21,849	>	4.00	21,849	>	4.000	27,312	>	5.00
Common equity Tier 1	51,279	11.00%	20,969	>	4.50	29,706	>	6.375	30,289	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2017:
Company:
Total risk-based capital	$383,282	11.15%	$275,090	>	8.00%	$318,073	>	9.25%	$343,862	>	10.00%
Tier 1 risk-based capital	348,530	10.14%	206,317	>	6.00	249,300	>	7.25	275,090	>	8.00
Tier 1 leverage	348,530	8.98%	155,256	>	4.00	155,256	>	4.00	194,070	>	5.00
Common equity Tier 1	313,012	9.10%	154,738	>	4.50	197,721	>	5.75	223,510	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$160,112	12.35%	$103,711	>	8.00%	$119,916	>	9.25%	$129,639	>	10.00%
Tier 1 risk-based capital	147,472	11.38%	77,783	>	6.00	93,988	>	7.25	103,711	>	8.00
Tier 1 leverage	147,472	9.52%	61,985	>	4.00	61,985	>	4.00	77,481	>	5.00
Common equity Tier 1	147,472	11.38%	58,337	>	4.50	74,542	>	5.75	84,265	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$138,492	11.88%	$93,272	>	8.00%	$107,846	>	9.25%	$116,590	>	10.00%
Tier 1 risk-based capital	126,601	10.86%	69,954	>	6.00	84,528	>	7.25	93,272	>	8.00
Tier 1 leverage	126,601	11.68%	43,348	>	4.00	43,348	>	4.00	54,185	>	5.00
Common equity Tier 1	126,601	10.86%	52,465	>	4.50	67,039	>	5.75	75,783	>	6.50
Community State Bank:
Total risk-based capital	$66,271	11.71%	$45,293	>	8.00%	$52,370	>	9.25%	$56,616	>	10.00%
Tier 1 risk-based capital	61,941	10.94%	33,970	>	6.00	41,047	>	7.25	45,293	>	8.00
Tier 1 leverage	61,941	9.77%	25,354	>	4.00	25,354	>	4.00	31,693	>	5.00
Common equity Tier 1	61,941	10.94%	25,477	>	4.50	32,554	>	5.75	36,801	>	6.50
Rockford Bank & Trust:
Total risk-based capital	$45,684	11.28%	$32,413	>	8.00%	$37,477	>	9.25%	$40,516	>	10.00%
Tier 1 risk-based capital	40,615	10.02%	24,310	>	6.00	29,374	>	7.25	32,413	>	8.00
Tier 1 leverage	40,615	8.94%	18,177	>	4.00	18,177	>	4.00	22,721	>	5.00
Common equity Tier 1	40,615	10.02%	18,232	>	4.50	23,297	>	5.75	26,335	>	6.50

*   The minimums under Basel III increase by .625% (the capital conservation buffer) for all ratios other than Tier 1 leverage annually until 2019.

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in four private placements and assumed three issues of junior subordinated debentures in connection with the acquisitions. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. These circumstances did not exist at December 31, 2018 or 2017.

The Company filed a universal shelf registration statement on Form S‑3 with the SEC on October 27, 2016, as amended on January 11, 2017. Declared effective by the SEC on January 31, 2017, the registration statement allows the Company to offer and sell various types of securities, including common stock, preferred stock, debt securities and/or warrants, from time to time up to an aggregate amount of $100 million. The specific terms and prices of any securities offered pursuant to the registration statement will be determined at the time of any future offering and described in a separate prospectus supplement, which would be filed with the SEC at the time of the particular offering, if any.  In February 2019, the Company completed a subordinated notes offering.  See Note 23 of the Consolidated Financial Statements for further information on this subordinated notes offering.

Note 17. Earnings per Share

The following information was used in the computation of basic and diluted EPS for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Net income	$43,119,699	$35,706,507	$27,686,787

Basic EPS	$2.92	$2.68	$2.20
Diluted EPS	$2.86	$2.61	$2.17

Weighted average common shares outstanding*	14,768,687	13,325,128	12,570,767
Weighted average common shares issuable upon exercise of stock options and
under the employee stock purchase plan**	296,043	355,344	195,236
Weighted average common and common equivalent shares outstanding	15,064,730	13,680,472	12,766,003

*   The increase in weighted average common shares outstanding from 2016 to 2018 was primarily due to the common stock issuances that occurred in conjunction with the Springfield Bancshares merger and Guaranty Bank acquisition.

**  Excludes anti-dilutive shares of 91,954, 49,919, and 17,739 at December 31, 2018, 2017 and 2016, respectively.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2018 and 2017, no amounts had been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.

As of December 31, 2018 and 2017, commitments to extend credit aggregated $1.2 billion and $791.6 million, respectively. As of December 31, 2018 and 2017, standby letters of credit aggregated $20.3 million and $17.3 million, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $1.3 million and $645 thousand as of December 31, 2018 and 2017, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates of insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $12.4 million and $300 thousand of sold residential mortgage loans with recourse provisions still in effect at December 31, 2018 and 2017, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2018, 2017, and 2016. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

Aside from cash on-hand and in-vault, the majority of the Company’s cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $52.6 million and $42.9 million as of December 31, 2018 and 2017, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18. Commitments and Contingencies (continued)

In an arrangement with Goldman Sachs, CRBT offers a cash management program for select customers. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund administered by Goldman Sachs. At December 31, 2018 and 2017, the Company had $96.6 million and $136.0 million, respectively of customer funds invested in this cash management program. In the opinion of management, no material risk of loss exists due to the financial condition of Goldman Sachs.

Note 19. Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2018
	March	June	September	December
	2018	2018	2018	2018
Total interest income	$39,546,296	$40,798,214	$49,830,471	$52,704,261
Total interest expense	7,143,378	8,713,718	11,516,988	13,109,573
Net interest income	32,402,918	32,084,496	38,313,483	39,594,688
Provision for loan/lease losses	2,539,839	2,300,735	6,205,828	1,612,047
Noninterest income	8,541,449	8,912,266	8,808,825	15,278,554
Noninterest expense	25,863,497	26,369,823	30,499,610	36,410,489
Income before taxes	12,541,031	12,326,204	10,416,870	16,850,706
Federal and state income tax expense (benefit)	1,991,070	1,880,819	1,608,035	3,535,188
Net income	$10,549,961	$10,445,385	$8,808,835	$13,315,518

EPS:
Basic	$0.76	$0.75	$0.56	$0.85
Diluted	$0.74	$0.73	$0.55	$0.84

	Year Ended December 31, 2017
	March	June	September	December
	2017	2017	2017	2017
Total interest income	$31,345,099	$32,453,268	$33,840,865	$37,878,086
Total interest expense	3,676,216	4,406,571	5,284,517	6,084,733
Net interest income	27,668,883	28,046,697	28,556,348	31,793,353
Provision for loan/lease losses	2,105,109	2,022,993	2,086,436	2,255,381
Noninterest income	7,283,754	6,782,518	6,701,303	9,714,717
Noninterest expense	21,273,117	21,404,629	23,395,747	31,351,204
Income before taxes	11,574,411	11,401,593	9,775,468	7,901,485
Federal and state income tax expense	2,389,446	2,635,576	1,921,533	(2,000,105)
Net income	$9,184,965	$8,766,017	$7,853,935	$9,901,590

EPS:
Basic	$0.70	$0.67	$0.60	$0.72
Diluted	$0.68	$0.65	$0.58	$0.70

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

Condensed Balance Sheets
December 31, 2018 and 2017

	2018	2017
Assets
Cash and due from banks	$6,606,126	$4,325,582
Interest-bearing deposits at financial institutions	1,000,552	601
Securities available for sale, at fair value	—	1,690,726
Loans/leases receivable, held for investment	—	1,710,000
Investment in bank subsidiaries	532,163,635	410,105,525
Investment in nonbank subsidiaries	4,879,873	2,956,337
Premises and equipment, net	6,956,040	4,947,572
Goodwill	3,766,074	—
Intangibles	1,854,932	—
Other assets	14,794,944	11,630,304
Total assets	$572,022,176	$437,366,647

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$32,250,000	$31,000,000
Junior subordinated debentures	37,670,043	37,486,487
Other liabilities	28,963,730	15,593,031
Total liabilities	98,883,773	84,079,518

Stockholders' Equity:
Common stock	15,718,208	13,918,168
Additional paid-in capital	270,760,511	189,077,550
Retained earnings	192,203,333	151,962,661
Accumulated other comprehensive loss	(5,543,649)	(1,671,250)
Total stockholders' equity	473,138,403	353,287,129
Total liabilities and stockholders' equity	$572,022,176	$437,366,647

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements (continued)

Condensed Statements of Income
Years Ended December 31, 2018, 2017, and 2016

	2018	2017	2016
Total interest income	$87,532	$12,802	$74,489
Equity in net income of bank subsidiaries	55,209,382	45,103,593	33,467,712
Equity in net income of nonbank subsidiaries	(435,941)	75,344	32,674
Securities gains	—	6,312	37,596
Other	(322,119)	2,700	(2,933)
Total income	54,538,854	45,200,751	33,609,538

Interest expense	3,637,126	2,658,414	1,735,769
Salaries and employee benefits	6,597,881	5,021,998	4,607,887
Professional fees	1,871,655	1,344,721	949,442
Acquisition costs	1,654,323	1,068,918	1,400,004
Post-acquisition compensation, transition and integration costs	165,314	3,151,384	313,598
Gains on debt extinguishment	—	—	(1,200,000)
Other	1,026,016	1,134,139	988,057
Total expenses	14,952,315	14,379,574	8,794,757

Income before income tax benefit	39,586,539	30,821,177	24,814,781

Income tax benefit	3,533,160	4,885,330	2,872,006
Net income	$43,119,699	$35,706,507	$27,686,787

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements (continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2018, 2017, and 2016

	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$43,119,699	$35,706,507	$27,686,787
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of bank subsidiaries	(55,209,382)	(45,103,593)	(33,467,712)
Earnings (losses) of nonbank subsidiaries	435,941	(75,344)	(32,674)
Distributions from bank subsidiaries	34,500,000	21,000,000	26,000,000
Distributions from nonbank subsidiaries	63,270	38,734	32,860
Accretion of acquisition fair value adjustments	183,556	149,010	136,150
Depreciation	248,827	225,947	222,256
Stock-based compensation expense	1,443,346	1,187,036	947,174
Securities gains, net	—	(6,312)	(37,596)
Gains on debt extinguishment	—	—	(1,200,000)
Decrease (increase) in other assets	2,232,402	(968,808)	(2,346,253)
(Decrease) increase in other liabilities	(7,226,127)	(6,918,921)	5,105,251
Net cash provided by operating activities	19,791,532	5,234,256	23,046,243

Cash Flows from Investing Activities:
Net increase (decrease) in interest-bearing deposits at financial institutions	(999,951)	50	50
Activity in securities portfolio:
Purchases	—	—	(3,873,060)
Calls, maturities and redemptions	—	6,312	3,800,000
Sales	—	31,713	132,738
Capital infusion, bank subsidiaries	(3,500,000)	—	—
Net cash paid for acquisitions	(5,182,804)	(3,368,909)	(80,000,000)
Purchase of premises and equipment	(2,257,295)	(68,842)	(824,498)
Net cash (used in) investing activities	(11,940,050)	(3,399,676)	(80,764,770)

Cash Flows from Financing Activities:
Activity in other borrowings:
Proceeds from other borrowings	9,000,000	7,000,000	35,000,000
Calls, maturities and scheduled principal payments	(12,550,000)	(11,000,000)	—
Retirement of junior subordinated debentures	—	—	(3,955,000)
Payment of cash dividends on common and preferred stock	(3,300,091)	(2,494,260)	(1,981,541)
Proceeds from issuance of common stock, net	1,279,153	2,055,507	31,934,690
Net cash provided by (used in) financing activities	(5,570,938)	(4,438,753)	60,998,149

Net increase (decrease) in cash and due from banks	2,280,544	(2,604,173)	3,279,622

Cash and due from banks:
Beginning	4,325,582	6,929,755	3,650,133
Ending	$6,606,126	$4,325,582	$6,929,755

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

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis comprised the following at December 31, 2018 and 2017:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018:
Securities AFS:
U.S. govt. sponsored agency securities	$36,411,391	$—	$36,411,391	$—
Residential mortgage-backed and related securities	159,249,260	—	159,249,260	—
Municipal securities	58,546,022	—	58,546,022	—
Other securities	6,849,775	—	6,849,775	—
Interest rate caps	458,812	—	458,812	—
Interest rate swaps - assets	22,195,713	—	22,195,713	—
Total assets measured at fair value	$283,710,973	$—	$283,710,973	$—

Interest rate swaps - liabilities	$23,346,887	$—	$23,346,887	$—
Total liabilities measured at fair value	$23,346,887	$—	$23,346,887	$—

December 31, 2017:
Securities AFS:
U.S. govt. sponsored agency securities	$38,096,534	$—	$38,096,534	$—
Residential mortgage-backed and related securities	163,301,304	—	163,301,304	—
Municipal securities	66,625,496	—	66,625,496	—
Other securities	4,884,573	1,028	4,883,545	—
Interest rate caps	506,700	—	506,700	—
Interest rate swaps - assets	4,397,238	—	4,397,238	—
Total assets measured at fair value	$277,811,845	$1,028	$277,810,817	$—

Interest rate swaps - liabilities	$4,397,238	$—	$4,397,238	$—
Total liabilities measured at fair value	$4,397,238	$—	$4,397,238	$—

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy during the years ended December 31, 2018 or 2017.

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

Interest rate swaps are executed for select commercial customers. See Note 7 to the Consolidated Financial Statements for the detail of these instruments. The fair values are determined by comparing the contractual rate on the swap with the then-current market rate for the remaining term of the transaction (Level 2 inputs).

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

Assets measured at fair value on a non-recurring basis comprised the following at December 31, 2018 and 2017:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
December 31, 2018:
Impaired loans/leases	$9,656,912	$—	$—	$9,656,912
OREO	10,127,954	—	—	10,127,954
	$19,784,866	$—	$—	$19,784,866

December 31, 2017:
Impaired loans/leases	$8,972,337	$—	$—	$8,972,337
OREO	14,642,973	—	—	14,642,973
	$23,615,310	$—	$—	$23,615,310

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Fair Value (continued)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	December 31,	December 31,
	2018	2017	Valuation Technique	Unobservable Input	Range
Impaired loans/leases	$9,656,912	$8,972,337	Appraisal of collateral	Appraisal adjustments	(10.00)%	to	(30.00)%
OREO	10,127,954	14,642,973	Appraisal of collateral	Appraisal adjustments	0.00%	to	(35.00)%

For impaired loans/leases and other real estate owned, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the years ended December 31, 2018 or 2017.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of December 31, 2018		As of December 31, 2017
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Cash and due from banks	Level 1	$85,522,685	$85,522,685	$75,721,663	$75,721,663
Federal funds sold	Level 2	26,398,000	26,398,000	30,197,000	30,197,000
Interest-bearing deposits at financial institutions	Level 2	133,198,095	133,198,095	55,765,012	55,765,012
Investment securities:
HTM	Level 2	401,912,885	400,770,583	379,474,205	379,749,804
AFS	See Previous Table	261,056,448	261,056,448	272,907,907	272,907,907
Loans/leases receivable, net	Level 3	8,941,585	9,656,912	8,307,719	8,972,337
Loans/leases receivable, net	Level 2	3,683,965,349	3,639,329,000	2,921,821,953	2,892,963,000
Interest rate caps	Level 2	458,812	458,812	506,700	506,700
Interest rate swaps - assets	Level 2	22,195,713	22,195,713	4,397,238	4,397,238
Deposits:
Nonmaturity deposits	Level 2	3,002,326,538	3,002,326,538	2,670,583,178	2,670,583,178
Time deposits	Level 2	974,704,036	968,906,000	596,071,878	591,772,000
Short-term borrowings	Level 2	28,774,157	28,774,157	13,993,122	13,993,122
FHLB advances	Level 2	266,492,039	265,926,000	192,000,000	192,115,000
Other borrowings	Level 2	72,032,318	72,703,000	66,000,000	66,520,000
Junior subordinated debentures	Level 2	37,670,043	29,992,198	37,486,487	29,253,624
Interest rate swaps - liabilities	Level 2	23,346,887	23,346,887	4,397,238	4,397,238

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

The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the five subsidiary banks wholly-owned by the Company: QCBT, CRBT, CSB, RB&T and SFC Bank. Each of these secondary segments offer similar products and services, but are managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22. Business Segment Information (continued)

Selected financial information on the Company’s business segments, with all intercompany accounts and transactions eliminated, is presented as follows as of and for the years ended December 31, 2018, 2017, and 2016:

	Commercial Banking						Wealth		Intercompany	Consolidated
	QCBT	CRBT	Guaranty Bank*	CSB	SFC Bank	RB&T	Management	All other	Eliminations	Total
Twelve Months Ended December 31, 2018
Total revenue	$69,691,414	$69,864,300	$—	$36,069,287	$15,153,047	$20,848,171	$13,432,963	$232,624	$(871,470)	$224,420,336
Net interest income	48,682,464	43,038,038	—	28,762,834	11,834,782	13,638,969	—	(3,561,502)	—	142,395,585
Provision	3,692,928	1,833,226	—	1,523,462	990,000	4,618,833	—	—	—	12,658,449
Net income (loss)	18,346,840	20,044,067	—	8,389,007	4,816,326	667,809	2,951,991	(12,096,341)	—	43,119,699
Goodwill	3,222,688	14,979,984	—	9,888,225	45,974,931	—	—	3,766,074	—	77,831,902
Intangibles	—	3,186,136	—	4,674,613	7,734,501	—	—	1,854,932	—	17,450,182
Total assets	1,623,368,583	1,379,222,278	—	785,363,891	632,849,228	509,621,731	—	45,671,799	(26,387,315)	4,949,710,195

Twelve Months Ended December 31, 2017
Total revenue	$58,055,715	$45,367,035	$1,806,078	$31,944,152	$—	$18,035,971	$11,057,519	$232,660	$(499,520)	$165,999,610
Net interest income	46,407,078	31,042,302	1,551,356	27,020,674	—	12,707,651	—	(2,663,780)	—	116,065,281
Provision	3,908,919	1,050,000	—	2,783,000	—	728,000	—	—	—	8,469,919
Net income (loss)	22,095,055	10,712,174	346,835	7,047,671	—	2,660,364	2,241,494	(9,397,086)	—	35,706,507
Goodwill	3,222,688	15,223,179	—	9,888,225	—	—	—	—	—	28,334,092
Intangibles	—	3,693,592	—	5,385,361	—	—	—	—	—	9,078,953
Total assets	1,541,777,558	1,307,376,687	—	670,516,373	—	461,650,765	—	28,267,478	(26,924,088)	3,982,664,773

Twelve Months Ended December 31, 2016
Total revenue	$59,442,052	$37,242,901	$—	$11,406,291	$—	$16,043,894	$9,156,948	$109,563	$4,100,975	$137,502,624
Net interest income	45,081,080	29,205,047	—	10,004,729	—	11,887,201	—	(1,661,280)	—	94,516,777
Provision	4,168,166	950,000	—	1,460,000	—	900,000	—	—	—	7,478,166
Net income (loss)	14,116,751	12,317,545	—	2,132,252	—	3,235,711	1,665,453	(5,780,925)	—	27,686,787
Goodwill	3,222,688	—	—	9,888,225	—	—	—	—	—	13,110,913
Intangibles	—	1,271,897	—	6,109,316	—	—	—	—	—	7,381,213
Total assets	1,395,785,241	913,055,738	—	600,075,798	—	391,154,780	—	34,998,902	(33,126,711)	3,301,943,748

*    Represents financial results for Guaranty Bank for the period from October 1, 2017 through December 2, 2017, when Guaranty Bank was merged into CRBT.

Note 23. Subsequent Event: Subordinated Notes

On February 12, 2019 the Company completed an underwritten public offering of $65.0 million in aggregate principal amount of 5.375% Fixed-to-Floating Rate Subordinated Notes maturing on February 15, 2029. Net proceeds, after deducting the underwriting discount and estimated expenses, were approximately $63.5 million. Immediately following issuance, the Company repaid term notes totaling $21.4 million and the outstanding balance of $9.0 million on its revolving line of credit.  This debt is included in Other Borrowings on the December 31, 2018 Consolidated Balance Sheet with balances of $23.3 million and $9.0 million, respectively, as of that date. The Company intends to use the remaining net proceeds from this offering for general corporate purposes, including the pursuit of possible opportunistic acquisitions of similar or complementary financial service organizations, repaying indebtedness, financing investments and capital expenditures, repurchasing shares of our common stock, investing in the subsidiary banks as regulatory capital and other strategic opportunities that may arise in the future.

The Subordinated Notes bear interest at a fixed rate of 5.375% per year until and including February 12, 2024.  After this date, the interest rate will change to three-month LIBOR plus 282 points until the maturity date.

The Notes are subordinate to all exisiting debt and general creditors.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d – 15(e) promulgated under the Exchange Act) as of December 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was: (1) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures; and (2) recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) of the Exchange Act). Internal control over financial reporting includes controls and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company’s management has excluded SFC Bank and the Bates Companies from its assessment of internal control over financial reporting as of December 31, 2018, because they were acquired by the Company in the third and fourth quarter of 2018, respectively.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2018. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.

RSM US LLP, the Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018, which is included on the following pages of this Form 10‑K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QCR Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited QCR Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and our report dated March 15, 2019 expressed an unqualified opinion.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Springfield First Community Bank (SFC Bank) and Bates Financial Advisors, Inc., Bates Financial Services, Inc., Bates Securities, Inc., and Bates Financial Group, Inc. (Bates Companies) from its assessment of internal control over financial reporting as of December 31, 2018, because they were acquired by the Company in business combinations in the third and fourth quarter, respectively, of 2018. We have also excluded these entities from our audit of internal control over financial reporting. SFC Bank and the Bates Companies are wholly owned subsidiaries whose total assets represent approximately 13% and less than 1%, respectively, of the Company’s consolidated assets as of December 31, 2018.

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

Davenport, Iowa

March 15, 2019

Changes in Internal Control over Financial Reporting. There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably like to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

The table below sets forth the following information as of December 31, 2018 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	The number of securities to be issued upon the exercise of outstanding options, warrants, and rights;
(b)	The weighted-average exercise price of such outstanding options, warrants, and rights; and
(c)	Other than securities to be issued upon the exercise of such outstanding options, warrants, and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise price	under equity compensation
	outstanding options, warrants,	of outstanding options,	plans (excluding securities
Plan category	and rights	warrants, and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	488,673	$18.62	460,268	(1)

Equity compensation plans not approved by stockholders	—	—	—

Total	488,673	$18.62	460,268	(1)

(1)	Includes 158,202 shares available under the QCR Holdings, Inc. Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management and Directors” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

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

(a)	3. Exhibits

The following exhibits are either filed as a part of this Annual Report on Form 10‑K or are incorporated herein by reference:

Exhibit Number	Exhibit Description

2.1*	Agreement and Plan of Merger with Springfield Bancshares, Inc. dated as of April 17, 2018 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on April 18, 2018).

3.1

Certificate of Incorporation of QCR Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10‑Q/A Amendment No. 1 for the period ended September 30, 2011).

3.2	Bylaws of QCR Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8‑K filed February 19, 2019).

4.1

Amended and Restated Rights Agreement between QCR Holdings, Inc. and Quad City Bank and Trust Company dated May 8, 2013 (incorporated by reference to Exhibit 4.1 of Company’s Form 8‑K filed May 8, 2013).

4.2

First Amendment to Amended and Restated Rights Agreement between QCR Holdings, Inc. and Quad City Bank and Trust Company dated February 11, 2016 (incorporated by reference to Exhibit 4.1 of Company’s Form 8‑K filed on February 18, 2016).

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

10.1+

First Amendment to Employment Agreement between QCR Holdings, Inc. and Ronald Nagel, dated September 10, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed with the SEC on September 13, 2018.)

10.2+

Employment Agreement between QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated January 1, 2004 (incorporated by reference to Exhibit 10.2 of Company’s Annual Report on Form 10‑K for the year ended December 31, 2003).

10.3+

Employment Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated January 1, 2004 (incorporated by reference to Exhibit 10.6 of Company’s Annual Report on Form 10‑K for the year ended December 31, 2003).

10.4+

Employment Agreement between QCR Holdings, Inc. and Todd A. Gipple dated January 1, 2004 (incorporated by reference to Exhibit 10.11 of Company’s Annual Report on Form 10‑K for the year ended December 31, 2003).

10.5	Dividend Reinvestment Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 99.1 of Company’s Form S‑3D, File No. 333‑102699 dated January 24, 2003).

10.6

Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht dated August 26, 2005 (incorporated by reference to Exhibit 10.1 of Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2005).

10.7+

First Amendment to the Employment Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 27, 2008 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2008).

10.8+

First Amendment to the Employment Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 30, 2008 (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2008).

10.9+

First Amendment to the Employment Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 30, 2008 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2008).

10.10+	Executive Deferred Compensation Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2008).

10.11+

Amended and Restated Executive Deferred Compensation Plan Participation Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 19, 2013 (incorporated by reference to exhibit 10.11 to the Company’s Annual Report on Form10‑K for the year ended December 31, 2014).

10.12+

Amended and Restated Executive Deferred Compensation Plan Participation Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 19, 2013 (incorporated by reference to exhibit 10.12 to the Company’s Annual Report on Form10‑K for the year ended December 31, 2014).

10.13+

Amended and Restated Executive Deferred Compensation Plan Participation Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 19, 2013 (incorporated by reference to exhibit 10.13 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014).

10.14+

Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 31, 2008 (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2008).

10.15+

Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 31, 2008 (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2008).

10.16+

Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement among QCR Holdings, Inc., and Todd A. Gipple dated December 31, 2008 (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2008).

10.17+

First Amendment to the Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 29, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K dated December 31, 2015).

10.18	+	QCR Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A dated March 21, 2012).

10.19

Amendment No. 1 to the Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht, dated August 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012).

10.20	+	QCR Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A dated March 20, 2013).

10.21	+

Form of Participation Agreement under the QCR Holdings, Inc. Executive Deferred Compensation Plan (incorporated by reference to exhibit 10.23 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014).

10.22	+

Employment Agreement between Quad City Bank and Trust Company and John Anderson dated October 30, 2009 (incorporated by reference to exhibit 10.24 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014).

10.23	+

First Amendment to the Employment Agreement between Quad City Bank and Trust Company and John Anderson dated December 18, 2012 (incorporated by reference to exhibit 10.25 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014).

10.24	+

Employment Agreement between Rockford Bank and Trust Company and Thomas Budd dated December 30, 2008 (incorporated by reference to exhibit 10.26 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014).

10.25	+

First Amendment to the Employment Agreement between Rockford Bank and Trust Company and Thomas Budd dated December 30, 2008 (incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014).

10.26	+

Employment Agreement between QCR Holdings, Inc. and Cathie Whiteside dated August 27, 2007 (incorporated by reference to exhibit 10.28 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014).

10.27	+

First Amendment to the Employment Agreement between QCR Holdings, Inc. and Cathie Whiteside dated December 28, 2008 (incorporated by reference to exhibit 10.29 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014).

10.28	+	QCR Holdings, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2016).

10.29+

QCR Holdings, Inc., Non-Qualified Supplemental Executive Retirement Plan, as amended and restated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed on December 28, 2016).

10.30+

Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between Quad City Bank and Trust Company and John H. Anderson dated December 22, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K filed on December 28, 2016).

10.31+

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.5 of the Company’s Form S‑8 filed on October 27, 2016 (File No. 333‑214282)).

10.32+

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Form S‑8 filed on October 27, 2016 (File No. 333‑214282)).

10.33+

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.7 of the Company’s Form S‑8 filed on October 27, 2016 (File No. 333‑214282)).

10.34+

Transitional Employment Agreement, dated November 19, 2018, between QCR Holdings, Inc. and Douglas M. Hultquist (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 19, 2018).

10.35+

Employment Agreement, dated November 19, 2018, between QCR Holdings, Inc. and Larry Helling (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed November 19, 2018).

10.36+

Employement Agreement, dated November 19, 2018, between QCR Holdings, Inc. and Todd Gipple (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed November 19, 2018).

21.1	Subsidiaries of QCR Holdings, Inc. (exhibit is being filed herewith).

23.1	Consent of Independent Registered Pubic Accounting Firm - RSM US LLP (exhibit is being filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) (exhibit is being filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) (exhibit is being filed herewith).

32.1	Certification of Chief Executivve Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

32.2	Certification of Chief Finanical Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

101	Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, December 31, 2017, and December 31, 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; and (vi) Notes to Consolidated Financial Statements.

*

The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

+	A compensatory arrangement.

Item 16.    Form 10‑K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.

Dated: March 15, 2019	By:	/s/ Douglas M. Hultquist
Douglas M. Hultquist
President and Chief Executive Officer

Dated: March 15, 2019	By:	/s/ Todd A. Gipple
Todd A. Gipple
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Dated: March 15, 2019	By:	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES

Signature	Title	Date

/s/ Patrick S. Baird	Chair of the Board of Directors	March 15, 2019
Patrick S. Baird

/s/ Marie Z. Ziegler	Vice-Chair of the Board of Directors	March 15, 2019
Marie Z. Ziegler

/s/ Douglas M. Hultquist	President, Chief Executive	March 15, 2019
Douglas M. Hultquist	Officer and Director

/s/ John Paul E. Besong	Director	March 15, 2019
John Paul E. Besong

/s/ Todd A. Gipple	Executive Vice President, Chief	March 15, 2019
Todd A. Gipple	Operating Officer, Chief Financial
Officer and Director

/s/ Larry J. Helling	Director	March 15, 2019
Larry J. Helling

/s/ Mark C. Kilmer	Director	March 15, 2019
Mark C. Kilmer

/s/ Linda K. Neuman	Director	March 15, 2019
Linda K. Neuman

/s/ Michael L. Peterson	Director	March 15, 2019
Michael L. Peterson

/s/ Timothy O’Reilly	Director	March 15, 2019
Timothy O’Reilly

/s/ George T. Ralph III	Director	March 15, 2019
George T. Ralph III

/s/ Donna J. Sorensen, J.D.	Director	March 15, 2019
Donna J. Sorensen, J.D.

/s/ Mary Kay Bates	Director	March 15, 2019
Mary Kay Bates

Appendix A

SUPERVISION AND REGULATION

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Division of Banking, the IDFPR, the Missouri Division of Finance, the Federal Reserve, the FDIC and the CFPB. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the Treasury have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Banks may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Banks’ insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations.  While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, like the Company, and for large banks with assets of more than $50 billion.  Many of these changes are intended to result in meaningful regulatory relief for community banks and their holding companies, including new rules that may make the capital requirements less complex.  For a discussion of capital requirements, see “-The Role of Capital.” It also eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Banks of any requirement to engage in mandatory stress tests or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds.  The Company believes these reforms are favorable to its operations, but the true impact remains difficult to predict until rulemaking is complete and the reforms are fully implemented.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations.

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

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, were excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as capital but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be assigned risk weights (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weight. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule.  In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $3 billion that do not have securities registered with the SEC). Banking organizations became subject to the Basel III Rule on January 1, 2015 and all parts of it were fully phased-in as of January 1, 2019.

The Basel III Rule increased the required quantity and quality of capital and for nearly every class of assets, it requires a more complex, detailed and calibrated assessment of risk and calculation of risk weight amounts.

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

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•	An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of risk-weighted assets;
•	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer fully phased-in as of January 1, 2019. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

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

Under the capital regulations of the FDIC and Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

•	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more (6% under Basel I);
•	A ratio of Total Capital to total risk-weighted assets of 10% or more (the same as Basel I); and
•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2018: (i) none of the Banks were subject to a directive from the Iowa Division of Banking, the IDFPR, the Missouri Division of Finance, the Federal Reserve or the FDIC, as applicable, to increase its capital and (ii) the Banks were well-capitalized, as defined by FDIC regulations. As of December 31, 2018, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

Prompt Corrective Action.  The concept of an institution being “well-capitalized” is a part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

The Potential for Community Bank Capital Simplification.  Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule.  In response, Congress provided a potential Basel III “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion.  Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single CBLR of between 8% and 10%.  On November 21, 2018, the agencies proposed setting the CBLR at 9% of tangible equity to total assets for a qualifying bank to be well-capitalized.  Under the proposal, a community bank organization would be eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%.  The electing institution would not be required to calculate the existing risk-based and leverage capital requirements of the Basel III Rule and would not need to risk weight its assets for purposes of capital calculations.

The Company is in the process of considering the Federal Reserve’s CBLR proposal and will await the final regulation to determine whether it will elect the framework.

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

Acquisitions, Activities and Financial Holding Company Election.  The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Role of  Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. The Company operates Bates Financial Advisors, Inc., a registered investment advisor, and Bates Securities, Inc., a broker-dealer, as nonbanking subsidiaries under this authority.

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

In order to maintain its status as a financial holding company, the Company and the Banks must be well-capitalized, well-managed, and the Banks must have a least a satisfactory CRA rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the Company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control.    Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “—The Role of Capital” above.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices.

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

Corporate Governance.  The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Supervision and Regulation of the Banks

General. The Company owns five subsidiary banks: QCBT, CRBT and CSB are chartered under Iowa law (collectively, the “Iowa Banks”) and RB&T is chartered under Illinois law. SFC Bank is chartered under Missouri law. The deposit accounts of the Banks are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. All five of the Company’s subsidiary banks are  members of the Federal Reserve System (“member banks”).  QCBT owns QCIA, a registered investment advisor, as a wholly-owned subsidiary.

As Iowa-chartered, FDIC-insured banks, the Iowa Banks are subject to the examination, supervision, reporting and enforcement requirements of the Iowa Division of Banking, as the chartering authority for Iowa banks. As an Illinois-chartered, FDIC-insured bank, RB&T is subject to the examination, supervision, reporting and enforcement requirements of the IDFPR, as the chartering authority for Illinois banks. As a Missouri-chartered, FDIC-insured bank, SFC Bank is subject to the examination, supervision, reporting and enforcement requirements of the Missouri Division of Finance, as the chartering authority for Missouri banks.  The Banks are also subject to the examination, reporting and enforcement requirements of the Federal Reserve, as the primary federal regulator of member banks. In addition, the FDIC, as administrator of the DIF, has regulatory authority over the Banks.

Deposit Insurance.  As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Banks that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF has been calculated since effectiveness of the Dodd-Frank Act based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. The reserve ratio reached 1.36% on September 30, 2018. (most recent available), exceeding the statutory required minimum reserve ratio of 1.35%. The FDIC will provide assessment credits to insured depository institutions, like the Banks, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments.  In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay FICO assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30‑year noncallable bonds of approximately $8.1 billion that mature in 2018 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2018 was 32 cents per $100 dollars of assessable deposits.

Supervisory Assessments.  Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 31, 2018, the Iowa Banks paid supervisory assessments to the Iowa Division of Banking totaling $288 thousand and RB&T paid supervisory assessments to the IDFPR totaling $42 thousand.  SFC Bank paid supervisory assessments to the Missouri Division of Finance totaling $47 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30‑calendar day liquidity stress scenario. The other test, known as the NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these rules do not, and will not, apply to the Banks, they continue to review their liquidity risk management policies in light of the developments.

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

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2018. Notwithstanding the availability of funds for dividends, however, the Federal Reserve, the FDIC, the IDFPR, the Iowa Division of Banking or the Missouri Division of Finance, as applicable, may prohibit the payment of dividends by one of the Banks if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

State Bank Investments and Activities. The Banks are permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois, Iowa and Missouri law, as applicable. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Banks.

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

Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The standards apply to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. While regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with safety and soundness may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

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

Branching Authority.  The Iowa Banks have the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals. In 1997, the Company formed a de novo Illinois bank that was merged into QCBT, resulting in QCBT establishing a branch office in Illinois. Under Illinois law, QCBT may continue to establish offices in Illinois to the same extent permitted for an Illinois bank (subject to certain conditions, including certain regulatory notice requirements). Similarly, RB&T has the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.  SFC Bank has the authority under Missouri law to establish branches anywhere in the State of Missouri, subject to receipt of all required regulatory approvals.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2019: the first $16.3 million of otherwise reservable balances are exempt from reserves and have a zero-percent reserve requirement; for transaction accounts aggregating between $16.3 million to $124.2 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $124.2 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Privacy and Cybersecurity.  The Banks are subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers.  These laws require the Banks to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances.  They also impact the Banks’ ability to share information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Banks are required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2018, QCBT, CRBT and RB&T were in compliance with the 300% guideline for commercial real estate loans. Although CSB’s loan portfolio has historically been real estate dominated and its real estate portfolio levels exceed these policy limits, it has established a Credit Risk Committee to routinely monitor its real estate portfolio.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.”  The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Banks make are now considered to be qualified mortgages if they are held in portfolio for the life of the loan.

 The Company does not expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

Regulation of the Bates Companies and QCIA

The Bates Companies and QCIA provide financial investment services as part of the wealth management operations of the Company. Bates Financial Advisors, Inc. and QCIA are investment advisers registered with the SEC.  The SEC has supervisory, examination and enforcement authority over their respective operations. The SEC’s focus is primarily for the protection of investors under the federal securities laws. Bates Securities, Inc. is a broker-dealer that executes trades in investment products primarily for customers of Bates Financial Advisors, Inc. It is a member of FINRA and is regulated by the SEC.  FINRA is a non-governmental organization that regulates member brokerage firms with an emphasis on investor protection and market integrity.

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

I. Distribution of Assets, Liabilities and Stockholders Equity; Interest Rates and Interest Differential

A. and B. Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

The information requested is disclosed in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2018.

C. Analysis of Changes of Interest Income/Interest Expense

The information requested is disclosed in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2018.

II. Investment Portfolio

A.	Investment Securities

The following tables present the amortized cost and fair value of investment securities as of December 31, 2018, 2017, and 2016

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
December 31, 2018

Securities held to maturity:
Municipal securities	$400,863	$5,661	$(6,802)	$399,722
Other securities	1,050	—	(1)	1,049

Totals	$401,913	$5,661	$(6,803)	$400,771

Securities available for sale:
U.S. gov't.sponsored agency securities	$37,150	$39	$(778)	$36,411
Residential mortgage-backed and related securities	163,699	181	(4,631)	159,249
Municipal securities	59,069	180	(703)	58,546
Other securities	6,754	101	(5)	6,850

Totals	$266,672	$501	$(6,117)	$261,056

December 31, 2017

Securities held to maturity:
Municipal securities	$378,424	$2,764	$(2,488)	$378,700
Other securities	1,050	—	—	1,050

Totals	$379,474	$2,764	$(2,488)	$379,750

Securities available for sale:
U.S. gov't.sponsored agency securities	$38,409	$37	$(349)	$38,097
Residential mortgage-backed and related securities	165,460	155	(2,313)	163,301
Municipal securities	66,176	660	(211)	66,625
Other securities	4,014	897	(27)	4,885

Totals	$274,059	$1,749	$(2,900)	$272,908

December 31, 2016

Securities held to maturity:
Municipal securities	$321,859	$2,201	$(4,695)	$319,365
Other securities	1,050	—	—	1,050

Totals	$322,909	$2,201	$(4,695)	$320,415

Securities available for sale:
U.S. gov't.sponsored agency securities	$46,281	$133	$(331)	$46,083
Residential mortgage-backed and related securities	150,465	175	(2,938)	147,702
Municipal securities	52,817	426	(638)	52,605
Other securities	4,046	704	(27)	4,723

Totals	$253,609	$1,438	$(3,934)	$251,113

NOTE: Stock of the Federal Home Loan Bank and Federal Reserve Bank are NOT included in the above. The Company carries these investments within restricted investment securities on the consolidated balance sheets. Following is a summary of the carrying value of all of the Company's restricted investment securities as of December 31, 2018, 2017, and 2016:

	As of December 31,
	2018	2017	2016
	(dollars in thousands)

Federal Home Loan Bank	$15,732	$11,697	$9,271
Federal Reserve Bank	9,903	8,032	5,672
Other	54	54	54
Totals	$25,689	$19,783	$14,997

B. Investment Securities, Maturities, and Yields

The following table presents the maturity of securities held on December 31, 2018 and the weighted average stated coupon rates by range of maturity:

		Weighted
	Amortized	Average
	Cost	Yield
	(dollars in thousands)

U.S. gov't.sponsored agency securities:
Within 1 year	$21	3.78%
After 1 but within 5 years	13,274	2.00%
After 5 but within 10 years	2,054	3.31%
After 10 years	21,801	3.04%

Total	$37,150	2.68%

Residential mortgage-backed and related securities:
After 1 but within 5 years	$19,639	2.10%
After 5 but within 10 years	67,581	2.55%
After 10 years	76,479	2.57%

Total	$163,699	2.51%

Municipal securities:
Within 1 year	$4,878	2.85%
After 1 but within 5 years	42,138	2.83%
After 5 but within 10 years	86,585	3.32%
After 10 years	326,331	3.71%

Total	$459,932	3.55%

Other securities:
After 1 but within 5 years	$1,298	3.64%
After 5 but within 10 years	6,506	5.42%

Total	$7,804	5.12%

NOTE: Yields above are NOT computed on a tax equivalent basis

C. As of December 31, 2018, there were no securities with aggregate book value and market value purchased from a single issuer (as defined by Section 2(4) of the Securities Act of 1933) that exceeded 10% of stockholders' equity.

III. Loan/Lease Portfolio

A. Types of Loans/Leases

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2018.

B. Maturities and Sensitivities of Loans/Leases to Changes in Interest Rates

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2018.

C. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans/Leases

The gross interest income that would have been recorded if nonaccrual loans/leases and performing troubled debt restructurings had been current in accordance with their original terms was $511,915 and $230 respectively, for the year ended December 31, 2018. The amount of interest collected on nonaccrual loans/leases and performing troubled debt restructurings that was included in interest income was none and $391,997, respectively, for the year ended December 31, 2018.

The remaining information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2018.

2. Potential Problem Loans/Leases.

To management's best knowledge, there are no such significant loans/leases that have not been disclosed in the table presented in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2018.

3. Foreign Outstandings. None.

4. Loan/Lease Concentrations.

As of December 31, 2018, there were two concentrations of loans/leases exceeding 10% of total loans/leases, which is not otherwise disclosed in Item III. A. Those concentrations are Lessors of Non-Residential Buildings & Dwellings at 18% and Lessors of Residential Buildings & Dwellings at 17%.

D. Other Interest-Bearing Assets

As of December 31, 2018, there are no interest-bearing assets required to be disclosed in this Appendix.

IV. Summary of Loan/Lease Loss Experience

A. Analysis of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2018.

B. Allocation of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2018.

V. Deposits.

The average amount of and average rate paid for the categories of deposits for the years ended December 31, 2018, 2017, and 2016 are included in the consolidated average balance sheets and can be found in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2018.

The Company has no deposits by foreign depositors in domestic offices as of December 31, 2018.

Included in interest bearing deposits at December 31, 2018, were certificates of deposit totaling $734,189,000 that were $100,000 or greater. Maturities of these certificates were as follows:

December 31,
2018
(dollars in thousands)

One to three months	$257,957
Three to six months	170,203
Six to twelve months	187,552
Over twelve months	118,477

Total certificates of deposit greater than or equal to $100,000	$734,189

VI. Return on Equity and Assets.

The following tables present the return on assets and equity and the equity to assets ratio of the Company:

	Years ended
	December 31,
	2018	2017	2016
	(dollars in thousands)

Average total assets	$4,392,121	$3,519,848	$2,846,699
Average equity	405,973	310,210	262,075
Net income	43,120	35,707	27,687
Return on average assets	0.98%	1.01%	0.97%
Return on average common equity	10.62%	11.51%	10.56%
Return on average total equity	10.62%	11.51%	10.56%
Dividend payout ratio	8.22%	7.46%	7.27%
Average equity to average assets ratio	9.24%	8.81%	9.21%

VII. Short Term Borrowings.

The following tables present the information requested on short-term borrowings of the Company:

Short-term borrowings as of December 31, 2018, 2017, and 2016 are summarized as follows:

	2018	2017	2016
	(dollars in thousands)

Overnight repurchase agreements with customers	$2,084	$7,003	$8,131
Federal funds purchased	26,690	6,990	31,840
	$28,774	$13,993	$39,971

Information concerning overnight repurchase agreements with customers is summarized as follows:

	2018	2017	2016
	(dollars in thousands)

Average daily balance during the period	$7,831	$7,476	$30,083
Average daily interest rate during the period	0.38%	0.08%	0.07%
Maximum month-end balance during the period	$10,392	$11,829	$59,833
Weighted average rate as of end of period	0.90%	0.15%	0.18%

Securities underlying the agreements as of end of period:
Carrying value	$20,760	$20,894	$19,720
Fair value	20,760	20,894	19,720

Information concerning federal funds purchased is summarized as follows:

	2018	2017	2016
	(dollars in thousands)

Average daily balance during the period	$13,059	$13,486	$19,106
Average daily interest rate during the period	2.18%	1.31%	0.56%
Maximum month-end balance during the period	$32,330	$33,650	$51,750
Weighted average rate as of end of period	2.46%	1.24%	0.70%