Form 10-Q
period 2019-03-31
QCR HOLDINGS INC
filed 2019-05-09
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Yes [    ]      No [ X ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 Par Value	QCRH	The Nasdaq Global Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 2019, the Registrant had outstanding 15,758,261 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 31, 2019 and December 31, 2018

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Assets
Cash and due from banks	$76,527	$85,523
Federal funds sold	1,872	26,398
Interest-bearing deposits at financial institutions	214,160	133,198

Securities held to maturity, at amortized cost	395,302	401,913
Securities available for sale, at fair value	260,447	261,056
Total securities	655,749	662,969

Loans receivable held for sale	1,994	1,295
Loans/leases receivable held for investment	3,797,438	3,731,459
Gross loans/leases receivable	3,799,432	3,732,754
Less allowance for estimated losses on loans/leases	(41,164)	(39,847)
Net loans/leases receivable	3,758,268	3,692,907

Bank-owned life insurance	68,323	67,783
Premises and equipment, net	77,194	75,582
Restricted investment securities	22,904	25,689
Other real estate owned, net	9,110	9,378
Goodwill	77,872	77,832
Intangibles	16,918	17,450
Other assets	87,765	75,001
Total assets	$5,066,662	$4,949,710

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$821,599	$791,102
Interest-bearing	3,372,621	3,185,929
Total deposits	4,194,220	3,977,031

Short-term borrowings	15,886	28,774
Federal Home Loan Bank advances	126,180	266,492
Other borrowings	35,000	67,250
Subordinated notes	68,215	4,782
Junior subordinated debentures	37,713	37,670
Other liabilities	101,041	94,573
Total liabilities	4,578,255	4,476,572

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 March 2019 and December 2018- No shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 March 2019 - 15,755,442 shares issued and outstanding December 2018 - 15,718,208 shares issued and outstanding	15,755	15,718
Additional paid-in capital	271,673	270,761
Retained earnings	204,179	192,203
Accumulated other comprehensive loss:
Securities available for sale	(1,131)	(4,268)
Derivatives	(2,069)	(1,276)
Total stockholders' equity	488,407	473,138
Total liabilities and stockholders' equity	$5,066,662	$4,949,710

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended March 31, 2019 and 2018

	2019	2018
	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$45,568	$34,214
Securities:
Taxable	1,666	1,556
Nontaxable	3,545	3,289
Interest-bearing deposits at financial institutions	923	197
Restricted investment securities	307	234
Federal funds sold	93	56
Total interest and dividend income	52,102	39,546

Interest expense:
Deposits	12,479	4,881
Short-term borrowings	71	33
Federal Home Loan Bank advances	903	1,064
Other borrowings	605	718
Subordinated notes	564	—
Junior subordinated debentures	572	447
Total interest expense	15,194	7,143
Net interest income	36,908	32,403
Provision for loan/lease losses	2,134	2,540
Net interest income after provision for loan/lease losses	34,774	29,863

Noninterest income:
Trust department fees	2,493	2,237
Investment advisory and management fees	1,736	952
Deposit service fees	1,554	1,531
Gains on sales of residential real estate loans, net	369	101
Gains on sales of government guaranteed portions of loans, net	31	358
Swap fee income	3,198	959
Earnings on bank-owned life insurance	540	418
Debit card fees	792	766
Correspondent banking fees	216	265
Other	1,064	954
Total noninterest income	11,993	8,541

Noninterest expense:
Salaries and employee benefits	20,879	15,978
Occupancy and equipment expense	3,694	3,066
Professional and data processing fees	2,750	2,708
Acquisition costs	—	93
Post-acquisition compensation, transition and integration costs	134	—
FDIC insurance, other insurance and regulatory fees	964	756
Loan/lease expense	214	291
Net cost and gains/losses on operations of other real estate	298	132
Advertising and marketing	785	693
Bank service charges	483	440
Correspondent banking expense	204	204
CDI amortization	532	305
Other	1,498	1,197
Total noninterest expense	32,435	25,863
Net income before income taxes	14,332	12,541
Federal and state income tax expense	1,414	1,991
Net income	$12,918	$10,550

Basic earnings per common share	$0.82	$0.76
Diluted earnings per common share	$0.81	$0.74

Weighted average common shares outstanding	15,693,345	13,888,661
Weighted average common and common equivalent shares outstanding	15,922,940	14,205,584

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three months ended March 31, 2019 and 2018

	2019	2018
	(dollars in thousands)

Net income	$12,918	$10,550

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	4,144	(5,366)
Less reclassification adjustment for adoption of ASU 2016-01	—	855
	4,144	(4,511)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	(1,162)	150
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(157)	(81)
	(1,005)	231

Other comprehensive income (loss), before tax	3,139	(4,280)
Tax expense (benefit)	795	(1,078)
Other comprehensive income (loss), net of tax	2,344	(3,202)

Comprehensive income	$15,262	$7,348

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three months ended March 31, 2019 and 2018

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total
	(dollars in thousands)

Balance December 31, 2018	$15,718	$270,761	$192,203	$(5,544)	$473,138
Net income	—	—	12,918	—	12,918
Other comprehensive income, net of tax	—	—	—	2,344	2,344
Common cash dividends declared, $0.06 per share	—	—	(942)	—	(942)
Issuance of 4,446 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	4	124	—	—	128
Issuance of 25,238 shares of common stock as a result of
stock options exercised	25	263	—	—	288
Stock-based compensation expense	—	722	—	—	722
Restricted stock awards and restricted stock units - 12,719
shares of common stock, net of restricted stock units
withheld for payment of taxes	13	(50)	—	—	(37)
Exchange of 5,169 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	(5)	(147)	—	—	(152)
Balance, March 31, 2019	$15,755	$271,673	$204,179	$(3,200)	$488,407

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total
	(dollars in thousands)

Balance December 31, 2017	$13,918	$189,077	$151,963	$(1,671)	$353,287
Net income	—	—	10,550	—	10,550
Other comprehensive loss, net of tax	—	—	—	(3,202)	(3,202)
Impact of adoption of ASU 2016-01	—		667	(667)	—
Common cash dividends declared, $0.06 per share	—	—	(834)	—	(834)
Issuance of 2,669 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	3	100	—	—	103
Issuance of 13,074 shares of common stock as a result of stock
options exercised	13	193	—	—	206
Stock-based compensation expense	—	496	—	—	496
Restricted stock awards - 6,860 shares of common stock	7	(7)	—	—	—
Exchange of 3,814 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	(4)	(174)	—	—	(178)
Balance, March 31, 2018	$13,937	$189,685	$162,346	$(5,540)	$360,428

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three months ended March 31, 2019 and 2018

	2019	2018
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,918	$10,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,235	1,021
Provision for loan/lease losses	2,134	2,540
Stock-based compensation expense	722	495
Deferred compensation expense accrued	733	512
Losses (gains) on other real estate owned, net	224	118
Amortization of premiums on securities, net	448	439
Loans originated for sale	(18,034)	(12,939)
Proceeds on sales of loans	17,735	13,764
Gains on sales of residential real estate loans	(369)	(101)
Gains on sales of government guaranteed portions of loans	(31)	(358)
Gains on sales of premises and equipment	(47)	—
Amortization of core deposit intangible	532	305
Accretion of acquisition fair value adjustments, net	(1,069)	(699)
Increase in cash value of bank-owned life insurance	(540)	(418)
Decrease (increase) in other assets	1,121	(4,438)
Decrease in other liabilities	(9,110)	(2,888)
Net cash provided by operating activities	$8,602	$7,903

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	24,526	15,692
Net decrease (increase) in interest-bearing deposits at financial institutions	(80,962)	10,714
Proceeds from sales of other real estate owned	202	736
Activity in securities portfolio:
Purchases	(4,079)	(7,100)
Calls, maturities and redemptions	4,510	4,540
Paydowns	10,426	9,085
Activity in restricted investment securities:
Purchases	(3,110)	(4,451)
Redemptions	5,895	1,820
Net increase in loans/leases originated and held for investment	(65,777)	(90,378)
Purchase of premises and equipment	(3,970)	(704)
Proceeds from sales of premises and equipment	117	—
Net cash used in investing activities	$(112,222)	$(60,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	217,257	13,377
Net increase (decrease) in short-term borrowings	(12,888)	2,867
Activity in Federal Home Loan Bank advances:
Term advances	5,000	—
Calls and maturities	(15,000)	—
Net change in short-term and overnight advances	(130,365)	24,345
Activity in other borrowings:
Calls, maturities and scheduled principal payments	(1,937)	(1,938)
Prepayments	(21,313)	—
Paydown of revolving line of credit	(9,000)	—
Proceeds from subordinated notes	63,393	—
Payment of cash dividends on common stock	(939)	(693)
Proceeds from issuance of common stock, net	416	309
Net cash provided by financing activities	$94,624	$38,267
Net decrease in cash and due from banks	(8,996)	(13,876)

Cash and due from banks, beginning	85,523	75,722
Cash and due from banks, ending	$76,527	$61,846

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Three months ended March 31, 2019 and 2018

	2019	2018
Supplemental disclosure of cash flow information, cash payments (receipts) for:
Interest	$14,146	$3,655
Income/franchise taxes	(590)	75

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	2,344	(3,202)
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	(152)	(178)
Transfers of loans to other real estate owned	158	46
Increase in the fair value of back-to-back interest rate swap assets and liabilities	13,882	103
Dividends payable	942	834
Transfer of equity securities from securities available for sale to other assets at fair value	—	2,614

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2018, included in the Company's Annual Report on Form 10‑K filed with the SEC on March 15, 2019. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited consolidated financial statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10‑Q and Rule 10‑01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended March 31, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10‑Q. It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	GAAP: Generally Accepted Accounting Principles
AOCI: Accumulated other comprehensive income (loss)	Guaranty: Guaranty Bankshares, Ltd.
AFS: Available for sale	Guaranty Bank: Guaranty Bank and Trust Company
ASC: Accounting Standards Codification	HTM: Held to maturity
ASC 805: Business Combination Standard	m2: m2 Lease Funds, LLC
ASU: Accounting Standards Update	NIM: Net interest margin
Bates Companies: Bates Financial Advisors, Inc., Bates	NPA: Nonperforming asset
Financial Services, Inc., Bates Securities, Inc. and	NPL: Nonperforming loan
Bates Financial Group, Inc.	OREO: Other real estate owned
BOLI: Bank-owned life insurance	OTTI: Other-than-temporary impairment
Caps: Interest rate cap derivatives	PCI: Purchased credit impaired
CDI: Core deposit intangible	Provision: Provision for loan/lease losses
Community National: Community National Bancorporation	QCBT: Quad City Bank & Trust Company
CRBT: Cedar Rapids Bank & Trust Company	RB&T: Rockford Bank & Trust Company
CRE: Commercial real estate	ROAA: Return on Average Assets
CSB: Community State Bank	SBA: U.S. Small Business Administration
C&I: Commercial and industrial	SEC: Securities and Exchange Commission
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	SFC Bank: Springfield First Community Bank
Consumer Protection Act	Springfield Bancshares: Springfield Bancshares, Inc.
EPS: Earnings per share	TA: Tangible assets
Exchange Act: Securities Exchange Act of 1934, as	Tax Act: Tax Cuts and Jobs Act
amended	TCE: Tangible common equity
FASB: Financial Accounting Standards Board	TDRs: Troubled debt restructurings
FDIC: Federal Deposit Insurance Corporation	TEY: Tax equivalent yield
FHLB: Federal Home Loan Bank	The Company: QCR Holdings, Inc.
FRB: Federal Reserve Bank of Chicago	USDA: U.S. Department of Agriculture

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include the accounts of five commercial banks:  QCBT, CRBT, CSB, SFC Bank and RB&T. All are state-chartered commercial banks and all are members of the Federal Reserve system. The Company also engages in direct financing lease contracts through m2, a wholly-owned subsidiary of QCBT. The Company also engages in wealth management services through its banking subsidiaries and its subsidiaries, the Bates Companies. All material intercompany transactions and balances have been eliminated in consolidation.

The acquisition of the Bates Companies, headquartered in Rockford, Illinois, occurred on October 1, 2018. The merger with Springfield Bancshares, the holding company of SFC Bank, headquartered in Springfield, Missouri, occurred on July 1, 2018. The financial results for the periods since acquisition/merger are included in this report. See Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information about the acquisition and merger.

Recent accounting developments:  In February 2016, the FASB issued ASU 2016‑02, Leases. Under ASU 2016‑02, lessees will be required to recognize a lease liability measured on a discounted basis and a right-of-use asset for all leases (with the exception of short-term leases). Lessor accounting is largely unchanged under ASU 2016‑02. However, the definition of initial direct costs was updated to include only initial direct costs that are considered incremental. This change in definition will change the manner in which the Company recognizes the costs associated with originating leases. ASU 2016‑02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. The standard was adopted on January 1, 2019 and did not have a significant impact on the Company’s Consolidated Financial Statements.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of March 31, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
March 31, 2019:
Securities HTM:
Municipal securities	$394,252	$13,126	$(2,056)	$405,322
Other securities	1,050	—	(1)	1,049
	$395,302	$13,126	$(2,057)	$406,371

Securities AFS:
U.S. govt. sponsored agency securities	$36,141	$89	$(387)	$35,843
Residential mortgage-backed and related securities	163,438	351	(2,097)	161,692
Municipal securities	55,585	649	(110)	56,124
Other securities	6,754	74	(40)	6,788
	$261,918	$1,163	$(2,634)	$260,447

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
December 31, 2018:
Securities HTM:
Municipal securities	$400,863	$5,661	$(6,803)	$399,721
Other securities	1,050	—	(1)	1,049
	$401,913	$5,661	$(6,804)	$400,770

Securities AFS:
U.S. govt. sponsored agency securities	$37,150	$39	$(778)	$36,411
Residential mortgage-backed and related securities	163,698	182	(4,631)	159,249
Municipal securities	59,069	180	(703)	58,546
Other securities	6,754	100	(4)	6,850
	$266,671	$501	$(6,116)	$261,056

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2019 and December 31, 2018, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
March 31, 2019:
Securities HTM:
Municipal securities	$8,722	$(6)	$64,045	$(2,050)	$72,767	$(2,056)
Other securities	—	—	549	(1)	549	(1)
	$8,722	$(6)	$64,594	$(2,051)	$73,316	$(2,057)

Securities AFS:
U.S. govt. sponsored agency securities	$803	$(9)	$29,973	$(378)	$30,776	$(387)
Residential mortgage-backed and related securities	4,160	(43)	129,508	(2,054)	133,668	(2,097)
Municipal securities	—	—	12,804	(110)	12,804	(110)
Other securities	4,214	(40)	—	—	4,214	(40)
	$9,177	$(92)	$172,285	$(2,542)	$181,462	$(2,634)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2018:
Securities HTM:
Municipal securities	$114,201	$(2,187)	$69,412	$(4,616)	$183,613	$(6,803)
Other securities	549	(1)	—	—	549	(1)
	$114,750	$(2,188)	$69,412	$(4,616)	$184,162	$(6,804)
Securities AFS:
U.S. govt. sponsored agency securities	$1,565	$(34)	$29,605	$(744)	$31,170	$(778)
Residential mortgage-backed and related securities	12,810	(148)	133,535	(4,483)	146,345	(4,631)
Municipal securities	28,356	(394)	15,932	(309)	44,288	(703)
Other securities	4,249	(4)	—	—	4,249	(4)
	$46,980	$(580)	$179,072	$(5,536)	$226,052	$(6,116)

At March 31, 2019, the investment portfolio included 606 securities. Of this number, 182 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 0.4% of the total amortized cost of the portfolio. Of these 182 securities, 170 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.

The Company did not recognize OTTI on any investment securities for the three months ended March 31, 2019 and 2018.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

There were no sales of securities for the three months ended March 31, 2019 and 2018.

The amortized cost and fair value of securities as of March 31, 2019 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value
	(dollars in thousands)
Securities HTM:
Due in one year or less	$2,060	$2,064
Due after one year through five years	28,228	28,544
Due after five years	365,014	375,763
	$395,302	$406,371
Securities AFS:
Due in one year or less	$1,375	$1,387
Due after one year through five years	52,247	51,874
Due after five years	44,858	45,494
	98,480	98,755
Residential mortgage-backed and related securities	163,438	161,692
	$261,918	$260,447

Portions of the U.S. government sponsored agency securities, municipal securities and other securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity. These callable securities are summarized as follows:

	Amortized Cost	Fair Value
	(dollars in thousands)
Securities HTM:
Municipal securities	$205,929	$209,592

Securities AFS:
U.S. govt. sponsored agency securities	4,999	4,955
Municipal securities	47,809	48,158
Other securities	6,505	6,541
	$59,313	$59,654

As of March 31, 2019, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 106 issuers with fair values totaling $86.0 million and revenue bonds issued by 161 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $375.4 million. The Company held investments in general obligation bonds in 25 states, including six states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 19 states, including seven states in which the aggregate fair value exceeded $5.0 million.

As of December 31, 2018, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 110 issuers with fair values totaling $86.4 million and revenue bonds issued by 160 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $371.9 million. The Company held investments in general obligation bonds in 26 states, including six states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 19 states, including seven states in which the aggregate fair value exceeded $5.0 million.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Both general obligation and revenue bonds are diversified across many issuers. As of  March 31, 2019 and December 31, 2018 the Company held revenue bonds of one single issuer, located in Ohio, of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. The issuer’s financial condition is strong and the source of repayment is diversified. The Company monitors the investment and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by each of the five charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually, and as of March 31, 2019, all were well within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of March 31, 2019, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of March 31, 2019 and December 31, 2018 is presented as follows:

	As of March 31,	As of December 31,
	2019	2018
	(dollars in thousands)

C&I loans *	$1,479,247	$1,429,410
CRE loans
Owner-occupied CRE	488,827	500,654
Commercial construction, land development, and other land	267,830	236,787
Other non owner-occupied CRE	1,034,188	1,028,670
	1,790,845	1,766,111

Direct financing leases **	108,543	117,969
Residential real estate loans ***	288,502	290,759
Installment and other consumer loans	123,087	119,381
	3,790,224	3,723,630
Plus deferred loan/lease origination costs, net of fees	9,208	9,124
	3,799,432	3,732,754
Less allowance	(41,164)	(39,847)
	$3,758,268	$3,692,907
** Direct financing leases:
Net minimum lease payments to be received	$119,914	$130,371
Estimated unguaranteed residual values of leased assets	745	828
Unearned lease/residual income	(12,116)	(13,230)
	108,543	117,969
Plus deferred lease origination costs, net of fees	3,158	3,642
	111,701	121,611
Less allowance	(1,606)	(1,792)
	$110,095	$119,819

*     Includes equipment financing agreements outstanding at m2, totaling $112.8 million and $103.4 million as of March 31, 2019 and December 31, 2018, respectively.

**   Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors, which is combined with management's expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider, which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three months ended March 31, 2019 and 2018.

*** Includes residential real estate loans held for sale totaling $2.0 million and $1.3 million as of March 31, 2019 and December 31, 2018, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Changes in accretable yield for acquired loans were as follows:

	Three months ended March 31, 2019
	PCI	Performing
	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(667)	$(9,656)	$(10,324)
Accretion recognized	348	826	1,174
Balance at the end of the period	$(319)	$(8,830)	$(9,150)

	Three months ended March 31, 2018
	PCI	Performing
	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(191)	$(6,280)	$(6,471)
Accretion recognized	34	621	655
Balance at the end of the period	$(157)	$(5,659)	$(5,816)

The aging of the loan/lease portfolio by classes of loans/leases as of March 31, 2019 and December 31, 2018 is presented as follows:

	As of March 31, 2019
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total
	(dollars in thousands)

C&I	$1,466,599	$1,479	$7,171	$—	$3,998	$1,479,247
CRE
Owner-Occupied CRE	487,774	238	613	—	202	488,827
Commercial Construction, Land Development, and Other Land	266,591	699	236	—	304	267,830
Other Non Owner-Occupied CRE	1,028,663	299	400	—	4,826	1,034,188
Direct Financing Leases	105,451	1,151	196	—	1,745	108,543
Residential Real Estate	281,729	4,993	100	—	1,680	288,502
Installment and Other Consumer	121,943	406	26	61	651	123,087
	$3,758,750	$9,265	$8,742	$61	$13,406	$3,790,224

As a percentage of total loan/lease portfolio	99.18%	0.24%	0.23%	0.00%	0.35%	100.00%

	As of December 31, 2018
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total
	(dollars in thousands)

C&I	$1,423,406	$930	$597	$389	$4,088	$1,429,410
CRE
Owner-Occupied CRE	500,138	—	193	107	216	500,654
Commercial Construction, Land Development, and Other Land	234,704	1,764	—	—	319	236,787
Other Non Owner-Occupied CRE	1,022,664	484	—	—	5,522	1,028,670
Direct Financing Leases	114,078	1,642	488	—	1,761	117,969
Residential Real Estate	284,844	3,877	206	89	1,743	290,759
Installment and Other Consumer	118,343	356	24	47	611	119,381
	$3,698,177	$9,053	$1,508	$632	$14,260	$3,723,630

As a percentage of total loan/lease portfolio	99.32%	0.24%	0.04%	0.02%	0.38%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NPLs by classes of loans/leases as of March 31, 2019 and December 31, 2018 are presented as follows:

	As of March 31, 2019
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More*	Loans/Leases*	Accruing TDRs	Total NPLs	Total NPLs
	(dollars in thousands)

C&I	$—	$3,998	$551	$4,549	26.35%
CRE
Owner-Occupied CRE	—	202	104	306	1.77%
Commercial Construction, Land Development, and Other Land	—	304	—	304	1.76%
Other Non Owner-Occupied CRE	—	4,826	2,984	7,810	45.25%
Direct Financing Leases	—	1,745	155	1,900	11.01%
Residential Real Estate	—	1,680	—	1,680	9.73%
Installment and Other Consumer	61	651	—	712	4.12%
	$61	$13,406	$3,794	$17,261	100.00%

*     Nonaccrual loans/leases included $1.5 million of TDRs, including $249 thousand in C&I loans, $679 thousand in CRE loans, $279 thousand in direct financing leases, $291 thousand in residential real estate loans, and $3 thousand in installment loans.

	As of December 31, 2018
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More*	Loans/Leases **	Accruing TDRs	Total NPLs	Total NPLs
	(dollars in thousands)

C&I	$389	$4,088	$454	$4,931	26.58%
CRE
Owner-Occupied CRE	107	216	—	323	1.74%
Commercial Construction, Land Development, and Other Land	—	319	—	319	1.72%
Other Non Owner-Occupied CRE	—	5,522	2,984	8,506	45.86%
Direct Financing Leases	—	1,761	111	1,872	10.09%
Residential Real Estate	89	1,743	100	1,932	10.41%
Installment and Other Consumer	47	611	9	667	3.60%
	$632	$14,260	$3,658	$18,550	100.00%

*     As of December 31, 2018 accruing past due 90 days or more included $496 thousand of TDRs, including $389 thousand in C&I loans and $107 thousand in CRE loans.

**   Nonaccrual loans/leases included $2.3 million of TDRs, including $265 thousand in C&I loans, $1.4 million in CRE loans, $321 thousand in direct financing leases, $344 thousand in residential real estate loans, and $3 thousand in installment loans.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Changes in the allowance by portfolio segment for the three months ended March 31, 2019 and 2018, respectively, are presented as follows:

	Three Months Ended March 31, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Balance, beginning	$16,420	$17,719	$1,792	$2,557	$1,359	$39,847
Provisions (credits) charged to expense	1,007	534	445	(18)	166	2,134
Loans/leases charged off	(334)	—	(652)	—	(74)	(1,060)
Recoveries on loans/leases previously charged off	166	50	21	—	6	243
Balance, ending	$17,259	$18,303	$1,606	$2,539	$1,457	$41,164

	Three Months Ended March 31, 2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Balance, beginning	$14,323	$13,963	$2,382	$2,466	$1,222	$34,356
Provisions (credits) charged to expense	808	965	605	(39)	201	2,540
Loans/leases charged off	(95)	—	(284)	(52)	(5)	(436)
Recoveries on loans/leases previously charged off	30	10	27	—	6	73
Balance, ending	$15,066	$14,938	$2,730	$2,375	$1,424	$36,533

The allowance by impairment evaluation and by portfolio segment as of March 31, 2019 and December 31, 2018 is presented as follows:

	As of March 31, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Allowance for impaired loans/leases	$841	$2,113	$142	$236	$107	$3,439
Allowance for nonimpaired loans/leases	16,418	16,190	1,464	2,303	1,350	37,725
	$17,259	$18,303	$1,606	$2,539	$1,457	$41,164

Impaired loans/leases	$4,301	$10,155	$2,185	$1,693	$925	$19,259
Nonimpaired loans/leases	1,474,946	1,780,690	106,358	286,809	122,162	3,770,965
	$1,479,247	$1,790,845	$108,543	$288,502	$123,087	$3,790,224

Allowance as a percentage of impaired loans/leases	19.55%	20.81%	6.50%	13.94%	11.57%	17.86%
Allowance as a percentage of nonimpaired loans/leases	1.11%	0.91%	1.38%	0.80%	1.11%	1.00%
Total allowance as a percentage of total loans/leases	1.17%	1.02%	1.48%	0.88%	1.18%	1.08%

	As of December 31, 2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Allowance for impaired loans/leases	$973	$2,124	$194	$257	$111	$3,659
Allowance for nonimpaired loans/leases	15,447	15,595	1,598	2,300	1,248	36,188
	$16,420	$17,719	$1,792	$2,557	$1,359	$39,847

Impaired loans/leases	$4,499	$10,447	$2,249	$2,110	$898	$20,203
Nonimpaired loans/leases	1,424,911	1,755,664	115,720	288,649	118,483	3,703,427
	$1,429,410	$1,766,111	$117,969	$290,759	$119,381	$3,723,630

Allowance as a percentage of impaired loans/leases	21.62%	20.33%	8.63%	12.18%	12.38%	18.11%
Allowance as a percentage of nonimpaired loans/leases	1.08%	0.89%	1.38%	0.80%	1.05%	0.98%
Total allowance as a percentage of total loans/leases	1.15%	1.00%	1.52%	0.88%	1.14%	1.07%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended March 31, 2019 are presented as follows:

						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received
	(dollars in thousands)

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$2,256	$2,300	$—	$2,124	$23	$23
CRE
Owner-Occupied CRE	104	104	—	106	6	6
Commercial Construction, Land Development, and Other Land	500	500	—	503	7	7
Other Non Owner-Occupied CRE	1,675	1,675	—	1,687	22	22
Direct Financing Leases	1,948	1,948	—	2,011	11	11
Residential Real Estate	705	779	—	713	—	—
Installment and Other Consumer	778	778	—	770	3	3
	$7,966	$8,084	$—	$7,914	$72	$72

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$2,045	$2,045	$841	$1,946	$9	$9
CRE
Owner-Occupied CRE	289	646	33	297	—	—
Commercial Construction, Land Development, and Other Land	144	144	28	146	—	—
Other Non Owner-Occupied CRE	7,443	7,443	2,052	7,510	48	48
Direct Financing Leases	237	237	142	206	—	—
Residential Real Estate	988	988	236	915	1	1
Installment and Other Consumer	147	147	107	137	—	—
	$11,293	$11,650	$3,439	$11,157	$58	$58

Total Impaired Loans/Leases:
C&I	$4,301	$4,345	$841	$4,070	$32	$32
CRE
Owner-Occupied CRE	393	750	33	403	6	6
Commercial Construction, Land Development, and Other Land	644	644	28	649	7	7
Other Non Owner-Occupied CRE	9,118	9,118	2,052	9,197	70	70
Direct Financing Leases	2,185	2,185	142	2,217	11	11
Residential Real Estate	1,693	1,767	236	1,628	1	1
Installment and Other Consumer	925	925	107	907	3	3
	$19,259	$19,734	$3,439	$19,071	$130	$130

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended March 31, 2018 are presented as follows:

						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received
	(dollars in thousands)
Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$5,039	$5,053	$—	$5,298	$75	$75
CRE
Owner-Occupied CRE	289	289	—	289	6	6
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	1,227	1,227	—	1,236	—	—
Direct Financing Leases	1,928	1,928	—	2,356	6	6
Residential Real Estate	912	987	—	884	—	—
Installment and Other Consumer	141	141	—	120	—	—
	$9,536	$9,625	$—	$10,183	$87	$87

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$958	$958	$567	$825	$2	$2
CRE
Owner-Occupied CRE	148	148	44	150	—	—
Commercial Construction, Land Development, and Other Land	5,430	5,430	1,627	5,137	—	—
Other Non Owner-Occupied CRE	—	—	—	—	—	—
Direct Financing Leases	1,048	1,048	628	963	—	—
Residential Real Estate	547	570	249	544	3	3
Installment and Other Consumer	140	140	112	128	—	—
	$8,271	$8,294	$3,227	$7,747	$5	$5

Total Impaired Loans/Leases:
C&I	$5,997	$6,011	$567	$6,123	$77	$77
CRE
Owner-Occupied CRE	437	437	44	439	6	6
Commercial Construction, Land Development, and Other Land	5,430	5,430	1,627	5,137	—	—
Other Non Owner-Occupied CRE	1,227	1,227	—	1,236	—	—
Direct Financing Leases	2,976	2,976	628	3,319	6	6
Residential Real Estate	1,459	1,557	249	1,428	3	3
Installment and Other Consumer	281	281	112	248	—	—
	$17,807	$17,919	$3,227	$17,930	$92	$92

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Loans/leases, by classes of financing receivable, considered to be impaired as of December 31, 2018 are presented as follows:

		Unpaid
	Recorded	Principal	Related
Classes of Loans/Leases	Investment	Balance	Allowance
	(dollars in thousands)
Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,846	$4,540	$—
CRE
Owner-Occupied CRE	106	106	—
Commercial Construction, Land Development, and Other Land	507	507	—
Other Non Owner-Occupied CRE	1,804	1,804	—
Direct Financing Leases	1,929	1,929	—
Residential Real Estate	984	1,058	—
Installment and Other Consumer	762	762	—
	$7,938	$10,706	$—

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$2,653	$2,653	$973
CRE
Owner-Occupied CRE	304	660	39
Commercial Construction, Land Development, and Other Land	149	149	33
Other Non Owner-Occupied CRE	7,577	7,577	2,052
Direct Financing Leases	320	320	194
Residential Real Estate	1,126	1,126	257
Installment and Other Consumer	136	136	111
	$12,265	$12,621	$3,659

Total Impaired Loans/Leases:
C&I	$4,499	$7,193	$973
CRE
Owner-Occupied CRE	410	766	39
Commercial Construction, Land Development, and Other Land	656	656	33
Other Non Owner-Occupied CRE	9,381	9,381	2,052
Direct Financing Leases	2,249	2,249	194
Residential Real Estate	2,110	2,184	257
Installment and Other Consumer	898	898	111
	$20,203	$23,327	$3,659

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
		CRE
			Non-Owner Occupied
			Commercial
			Construction,
			Land
		Owner-Occupied	Development,			As a % of
Internally Assigned Risk Rating	C&I	CRE	and Other Land	Other CRE	Total	Total
	(dollars in thousands)

Pass (Ratings 1 through 5)	$1,333,088	$481,630	$263,078	$1,011,063	$3,088,859	97.83%
Special Mention (Rating 6)	17,813	4,721	65	2,170	24,769	0.78%
Substandard (Rating 7)	15,578	2,476	4,687	20,955	43,696	1.38%
Doubtful (Rating 8)	—	—	—	—	—	—%
	$1,366,479	$488,827	$267,830	$1,034,188	$3,157,324	100.00%

	As of March 31, 2019
		Direct Financing	Residential Real	Installment and		As a % of
Delinquency Status *	C&I	Leases	Estate	Other Consumer	Total	Total
	(dollars in thousands)

Performing	$112,371	$106,642	$286,822	$122,374	$628,209	99.26%
Nonperforming	397	1,901	1,680	713	4,691	0.74%
	$112,768	$108,543	$288,502	$123,087	$632,900	100.00%

	As of December 31, 2018
		CRE
			Non-Owner Occupied
			Commercial
			Construction,
			Land
		Owner-Occupied	Development,			As a % of
Internally Assigned Risk Rating	C&I	CRE	and Other Land	Other CRE	Total	Total
	(dollars in thousands)

Pass (Ratings 1 through 5)	$1,294,418	$487,949	$230,473	$1,008,626	$3,021,466	97.72%
Special Mention (Rating 6)	23,302	9,599	3,848	5,309	42,058	1.36%
Substandard (Rating 7)	8,286	3,106	2,466	14,735	28,593	0.92%
Doubtful (Rating 8)	—	—	—	—	—	—%
	$1,326,006	$500,654	$236,787	$1,028,670	$3,092,117	100.00%

	As of December 31, 2018
		Direct Financing	Residential Real	Installment and		As a % of
Delinquency Status *	C&I	Leases	Estate	Other Consumer	Total	Total
	(dollars in thousands)

Performing	$102,713	$116,097	$288,827	$118,714	$626,351	99.18%
Nonperforming	691	1,872	1,932	667	5,162	0.82%
	$103,404	$117,969	$290,759	$119,381	$631,513	100.00%

*     Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing TDRs.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

As of March 31, 2019 and December 31, 2018, TDRs totaled $5.3 million and $6.5 million, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three months ended March 31, 2019 and 2018. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended March 31, 2019
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance
	(dollars in thousands)
CONCESSION - Significant Payment Delay
Direct Financing Leases	4	122,126	122,126	—
	4	$122,126	$122,126	$—

	For the three months ended March 31, 2018
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans/Leases	Investment	Investment	Allowance
	(dollars in thousands)
CONCESSION - Significant Payment Delay
Residential Real Estate	1	$46	$46	$—
Direct Financing Leases	2	48	48	—
	3	$94	$94	$—

Of the loans restructured during the three months ended March 31, 2019, none were on nonaccrual. Of the loans restructured during the three months ended March 31, 2018, one with a post-modification recorded balance of $46 thousand was on nonaccrual.

For the three months ended March 31, 2019, none of the Company's TDRs redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

For the three months ended March 31, 2018, eight of the Company's TDRs redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. Three of these TDRs were related to one customer whose loans were restructured in the second quarter of 2017 with pre-modification balances totaling $78 thousand and the other TDRs related to another customer whose loans were restructured in the second and third quarters of 2017 with pre-modification balances totaling $378 thousand.

Not included in the table above, the Company had two TDRs that were restructured and charged off for the three months ended March 31, 2019, totaling $56 thousand.  The Company had two TDRs that were restructured and charged off for the three months ended March 31, 2018, totaling $95 thousand.

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

			Balance Sheet		1-Month LIBOR	Fair Value as of
Hedged Instrument	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	March 31, 2019	December 31, 2018
(dollars in thousands)

1-month FHLB Advance	6/3/2014	6/5/2019	Other Assets	$15,000	0.94%	$56	$117
1-month FHLB Advance	6/5/2014	6/5/2021	Other Assets	15,000	1.44%	241	342
				$30,000		$297	$459

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

			Balance Sheet				Fair Value as of
Hedged Instrument	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	March 31, 2019	December 31, 2018
(dollars in thousands)

QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Other Liabilities	$10,000	5.44%	5.85%	$(557)	$(298)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Other Liabilities	8,000	5.44%	5.85%	(445)	(239)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Other Liabilities	10,000	4.34%	4.54%	(540)	(288)
Community National Statutory Trust II	9/20/2018	9/20/2028	Other Liabilities	3,000	4.80%	5.17%	(166)	(89)
Community National Statutory Trust III	9/15//2018	9/15/2028	Other Liabilities	3,500	4.36%	4.75%	(194)	(104)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Other Liabilities	4,500	4.36%	4.75%	(249)	(133)
				$39,000	4.89%	5.24%	$(2,151)	$(1,151)

Changes in fair values of derivatives designated as cash flow hedgers are recorded in OCI to the extent the hedge is effective, and reclassified to earnings as the hedged transaction (interest payments on debt) impact earnings.

The caps and swaps are valued by the transaction counterparty on a monthly basis and corroborated by a third party annually.

The Company has also entered into interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an equal and offsetting interest rate swap with a third party financial institution. Because the Company acts as an intermediary for the customer, changes in the fair value of the underlying derivative contracts, for the most part, offset each other and do not significantly impact the Company’s results of operations.

	March 31, 2019		December 31, 2018
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$490,780	$36,078	$445,022	$22,196
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$490,780	$36,078	$445,022	$22,196

Swap fee income totaled $3.2 million and $959 thousand for the three months ended March 31, 2019 and 2018, respectively.  Swap fee income totaled $10.8 million for the year ended December 31, 2018.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 5 – SUBORDINATED NOTES

On February 12, 2019, the Company completed an underwritten public offering of $65.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on February 15, 2029.  Net proceeds, after deducting the underwriting discount and estimated expenses, were $63.4 million.  The subordinated notes, which qualify as Tier 2 capital for the Company, are at a fixed rate of 5.375% per year until but excluding February 15, 2024.  On this date, the interest rate will change to an annual floating rate equal to three-month LIBOR plus 282 basis points until the maturity date.  The interest on the subordinated notes are payable semi-annually, commencing on August 15, 2019 during the five year fixed term and thereafter quarterly, commencing on February 15, 2024.  The subordinated notes have an optional redemption at par in whole or in part on any interest payment date on or after February 15, 2024.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.  Unamortized debt issuance costs related to the subordinated notes totaled $1.6 million at March 31, 2019.

Immediately following the issuance, the Company repaid term notes totaling $21.3 million and the outstanding balance of $9.0 million on its revolving line of credit.  The Company intends to use the remaining net proceeds from this offering for general corporate purposes, including the pursuit of opportunistic acquisitions of similar or complementary financial service organizations, repaying indebtedness, financing investments and capital expenditures, repurchasing shares of the Company’s common stock, investing in the subsidiary banks as regulatory capital or other strategic opportunities that may arise in the future.

NOTE 6 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended
	March 31,
	2019	2018
	(dollars in thousands, except share data)

Net income	$12,918	$10,550

Basic EPS	$0.82	$0.76
Diluted EPS	$0.81	$0.74

Weighted average common shares outstanding	15,693,345	13,888,661
Weighted average common shares issuable upon exercise of stock options and
under the employee stock purchase plan	229,595	316,923
Weighted average common and common equivalent shares outstanding	15,922,940	14,205,584

The increase in weighted average common shares outstanding when comparing the three months ended March 31, 2019 to March 31, 2018 was primarily due to the common stock issuance as a result of the merger with Springfield Banshares as discussed in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at March 31, 2019 and December 31, 2018:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
March 31, 2019:
Securities AFS:
U.S. govt. sponsored agency securities	$35,843	$—	$35,843	$—
Residential mortgage-backed and related securities	161,692	—	161,692	—
Municipal securities	56,124	—	56,124	—
Other securities	6,788	—	6,788	—
Interest rate caps	297	—	297	—
Interest rate swaps - assets	36,078	—	36,078	—
Total assets measured at fair value	$296,822	$—	$296,822	$—

Interest rate swaps - liabilities	$38,229	$—	$38,229	$—
Total liabilities measured at fair value	$38,229	$—	$38,229	$—

December 31, 2018:
Securities AFS:
U.S. govt. sponsored agency securities	$36,411	$—	$36,411	$—
Residential mortgage-backed and related securities	159,249	—	159,249	—
Municipal securities	58,546	—	58,546	—
Other securities	6,850	—	6,850	—
Interest rate caps	459	—	459	—
Interest rate swaps - assets	22,196	—	22,196	—
Total assets measured at fair value	$283,711	$—	$283,711	$—

Interest rate swaps - liabilities	$23,347	$—	$23,347	$—
Total liabilities measured at fair value	$23,347	$—	$23,347	$—

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three months ended March 31, 2019 or 2018.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Interest rate caps are used for the purpose of hedging interest rate risk. The interest rate caps are further described in Note 4 to the Consolidated Financial Statements. The fair values are determined by pricing models that consider observable market data for derivative instruments with similar structures (Level 2 inputs).

Interest rate swaps are executed for select commercial customers. The interest rate swaps are further described in Note 4 to the Consolidated Financial Statements. The fair values are determined by comparing the contract rate on the swap with the then-current market rate for the remaining term of the transaction (Level 2 inputs).

Interest rate swaps are also used for the purpose of hedging interest rate risk on junior subordinated debt. The interest rate swaps are further described in Note 4 to the Consolidated Financial Statements. The fair values are determined by comparing the contract rate on the swap with the then-current market rate for the remaining term of the transaction (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprise the following at March 31, 2019 and December 31, 2018:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
March 31, 2019:
Impaired loans/leases	$8,665	$—	$—	$8,665
OREO	9,838	—	—	9,838
	$18,503	$—	$—	$18,503

December 31, 2018:
Impaired loans/leases	$9,657	$—	$—	$9,657
OREO	10,128	—	—	10,128
	$19,785	$—	$—	$19,785

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	March 31,	December 31,
	2019	2018	Valuation Technique	Unobservable Input	Range
	(dollars in thousands)

Impaired loans/leases	$8,665	$9,657	Appraisal of collateral	Appraisal adjustments	(10.00)%	to	(30.00)%
OREO	9,838	10,128	Appraisal of collateral	Appraisal adjustments	0.00%	to	(35.00)%

For the impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three months ended March 31, 2019 and 2018.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of March 31, 2019		As of December 31, 2018
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
		(dollars in thousands)

Cash and due from banks	Level 1	$76,527	$76,527	$85,523	$85,523
Federal funds sold	Level 2	1,872	1,872	26,398	26,398
Interest-bearing deposits at financial institutions	Level 2	214,160	214,160	133,198	133,198
Investment securities:
HTM	Level 2	395,302	406,371	401,913	400,771
AFS	See Previous Table	260,447	260,447	261,056	261,056
Loans/leases receivable, net	Level 3	8,023	8,665	8,942	9,657
Loans/leases receivable, net	Level 2	3,750,245	3,711,945	3,683,965	3,639,329
Interest rate caps	Level 2	297	297	459	459
Interest rate swaps - assets	Level 2	36,078	36,078	22,196	22,196
Deposits:
Nonmaturity deposits	Level 2	3,159,581	3,159,581	3,002,327	3,002,327
Time deposits	Level 2	1,034,639	1,025,570	974,704	968,906
Short-term borrowings	Level 2	15,886	15,886	28,774	28,774
FHLB advances	Level 2	126,180	126,273	266,492	265,926
Other borrowings	Level 2	35,000	35,954	67,250	67,770
Subordinated notes	Level 2	68,215	68,379	4,782	4,933
Junior subordinated debentures	Level 2	37,713	30,366	37,670	29,992
Interest rate swaps - liabilities	Level 2	38,229	38,229	23,347	23,347

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

The Company's primary segment, Commercial Banking, is geographically divided by markets into the secondary segments comprised of the five subsidiary banks wholly owned by the Company:  QCBT, CRBT, CSB, SFC Bank and RB&T. Each of these secondary segments offers similar products and services, but is managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

The Company's Wealth Management segment represents the trust and asset management and investment management and advisory services offered at the Company's five subsidiary banks and the Bates Companies in aggregate. This segment generates income primarily from fees charged based on assets under administration for corporate and personal trusts, custodial services, and investments managed. No assets of the subsidiary banks have been allocated to the Wealth Management segment.

The Company's All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds. This segment includes the corporate operations of the parent company.

Selected financial information on the Company's business segments is presented as follows as of and for the three months ended March 31, 2019 and 2018.

	Commercial Banking					Wealth		Intercompany	Consolidated
	QCBT	CRBT	CSB	SFC Bank	RB&T	Management	All other	Eliminations	Total
	(dollars in thousands)
Three Months Ended March 31, 2019
Total revenue	$18,544	$19,244	$9,270	$7,288	$5,596	$4,229	$14,582	$(14,658)	$64,095
Net interest income	12,139	10,407	6,966	5,227	3,428	—	(1,259)	—	36,908
Provision	1,020	425	150	500	39	—	—	—	2,134
Net income (loss)	4,185	5,100	2,157	1,653	517	1,158	12,598	(14,450)	12,918
Goodwill	3,223	14,980	9,888	45,975	—	—	3,806	—	77,872
Intangibles	—	3,061	4,501	7,501	—	—	1,855	—	16,918
Total assets	1,660,374	1,446,637	785,076	638,542	513,045	—	624,420	(601,432)	5,066,662

Three Months Ended March 31, 2018
Total revenue	$15,808	$15,997	$8,163	$—	$4,998	$3,189	$12,533	$(12,600)	$48,087
Net interest income	12,120	10,836	6,744	—	3,465	—	(762)	—	32,403
Provision	1,120	602	576	—	242	—	—	—	2,540
Net income (loss)	4,458	4,617	1,869	—	741	771	10,514	(12,420)	10,550
Goodwill	3,223	15,223	9,888	—	—	—	—	—	28,334
Intangibles	—	3,567	5,207	—	—	—	—	—	8,774
Total assets	1,526,829	1,331,209	696,979	—	468,112	—	447,592	(444,407)	4,026,314

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of March 31, 2019 and December 31, 2018, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks' actual capital amounts and ratios as of March 31, 2019 and

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

December 31, 2018 are presented in the following table (dollars in thousands). As of March 31, 2019 and December 31, 2018, each of the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2019:
Company:
Total risk-based capital	$538,030	12.26%	$351,173	>	8.00%	$460,914	>	10.50%	$438,966	>	10.00%
Tier 1 risk-based capital	433,453	9.87%	263,379	>	6.00	373,121	>	8.50	351,173	>	8.00
Tier 1 leverage	433,453	8.90%	194,905	>	4.00	194,905	>	4.00	243,632	>	5.00
Common equity Tier 1	395,740	9.02%	197,535	>	4.50	307,276	>	7.00	295,328	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$166,864	11.59%	$115,131	>	8.00%	$151,110	>	10.50%	$143,914	>	10.00%
Tier 1 risk-based capital	153,375	10.66%	86,349	>	6.00	122,327	>	8.50	115,131	>	8.00
Tier 1 leverage	153,375	9.21%	66,621	>	4.00	66,621	>	4.00	83,277	>	5.00
Common equity Tier 1	153,375	10.66%	64,761	>	4.50	100,740	>	7.00	93,544	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$152,230	11.59%	$105,103	>	8.00%	$137,947	>	10.50%	$131,379	>	10.00%
Tier 1 risk-based capital	139,406	10.61%	78,827	>	6.00	111,672	>	8.50	105,103	>	8.00
Tier 1 leverage	139,406	10.03%	55,617	>	4.00	55,617	>	4.00	69,521	>	5.00
Common equity Tier 1	139,406	10.61%	59,120	>	4.50	91,965	>	7.00	85,396	>	6.50
Community State Bank:
Total risk-based capital	$82,640	12.23%	$54,069	>	8.00%	$70,966	>	10.50%	$67,587	>	10.00%
Tier 1 risk-based capital	76,329	11.29%	40,552	>	6.00	57,449	>	8.50	54,069	>	8.00
Tier 1 leverage	76,329	9.97%	30,630	>	4.00	30,630	>	4.00	38,287	>	5.00
Common equity Tier 1	76,329	11.29%	30,414	>	4.50	47,311	>	7.00	43,931	>	6.50
Springfield First Community Bank:
Total risk-based capital	$62,958	13.04%	$38,639	>	8.00%	$50,713	>	10.50%	$48,298	>	10.00%
Tier 1 risk-based capital	56,666	11.73%	28,979	>	6.00	41,053	>	8.50	38,639	>	8.00
Tier 1 leverage	56,666	10.36%	21,883	>	4.00	21,883	>	4.00	27,353	>	5.00
Common equity Tier 1	56,666	11.73%	21,734	>	4.50	33,809	>	7.00	31,394	>	6.50
Rockford Bank & Trust:
Total risk-based capital	$51,286	10.93%	$37,530	>	8.00%	$49,259	>	10.50%	$46,913	>	10.00%
Tier 1 risk-based capital	45,408	9.68%	28,148	>	6.00	39,876	>	8.50	37,530	>	8.00
Tier 1 leverage	45,408	8.84%	20,544	>	4.00	20,544	>	4.00	25,681	>	5.00
Common equity Tier 1	45,408	9.68%	21,111	>	4.50	32,839	>	7.00	30,494	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2018:
Company:
Total risk-based capital	$460,416	10.69%	$344,551	>	8.00%	$425,305	>	9.875%	$430,689	>	10.00%
Tier 1 risk-based capital	420,569	9.77%	258,413	>	6.00	339,168	>	7.875	344,551	>	8.00
Tier 1 leverage	420,569	8.87%	189,858	>	4.00	189,858	>	4.000	237,322	>	5.00
Common equity Tier 1	382,899	8.89%	193,810	>	4.50	274,564	>	6.375	279,948	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$162,009	11.38%	$113,900	>	8.00%	$140,596	>	9.875%	$142,376	>	10.00%
Tier 1 risk-based capital	148,529	10.43%	85,425	>	6.00	112,121	>	7.875	113,900	>	8.00
Tier 1 leverage	148,529	9.04%	65,744	>	4.00	65,744	>	4.000	82,180	>	5.00
Common equity Tier 1	148,529	10.43%	64,069	>	4.50	90,764	>	6.375	92,544	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$146,292	11.55%	$101,310	>	8.00%	$125,054	>	9.875%	$126,637	>	10.00%
Tier 1 risk-based capital	133,982	10.58%	75,982	>	6.00	99,727	>	7.875	101,310	>	8.00
Tier 1 leverage	133,982	9.98%	53,682	>	4.00	53,682	>	4.000	67,103	>	5.00
Common equity Tier 1	133,982	10.58%	56,987	>	4.50	80,731	>	6.375	82,314	>	6.50
Community State Bank:
Total risk-based capital	$75,233	11.24%	$53,567	>	8.00%	$66,122	>	9.875%	$66,959	>	10.00%
Tier 1 risk-based capital	69,101	10.32%	40,175	>	6.00	52,730	>	7.875	53,567	>	8.00
Tier 1 leverage	69,101	9.19%	30,070	>	4.00	30,070	>	4.000	37,588	>	5.00
Common equity Tier 1	69,101	10.32%	30,131	>	4.50	42,686	>	6.375	43,523	>	6.50
Springfield First Community Bank:
Total risk-based capital	$57,051	12.24%	$37,278	>	8.00%	$46,016	>	9.875%	$46,598	>	10.00%
Tier 1 risk-based capital	51,279	11.00%	27,959	>	6.00	36,696	>	7.875	37,278	>	8.00
Tier 1 leverage	51,279	9.39%	21,849	>	4.00	21,849	>	4.000	27,312	>	5.00
Common equity Tier 1	51,279	11.00%	20,969	>	4.50	29,706	>	6.375	30,289	>	6.50
Rockford Bank & Trust:
Total risk-based capital	$50,648	10.89%	$37,208	>	8.00%	$45,929	>	9.875%	$46,511	>	10.00%
Tier 1 risk-based capital	44,821	9.64%	27,906	>	6.00	36,627	>	7.875	37,208	>	8.00
Tier 1 leverage	44,821	8.93%	20,081	>	4.00	20,081	>	4.000	25,101	>	5.00
Common equity Tier 1	44,821	9.64%	20,930	>	4.50	29,650	>	6.375	30,232	>	6.50

*    March 31, 2019 minimums reflect the fully phased-in ratios (including the capital conservation buffer).

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ending March 31, 2019. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. The page locations and specific sections and notes that are referred to are presented in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

QCR Holdings, Inc. is a financial holding company and the parent company of QCBT, CRBT, CSB, SFC Bank and RB&T. QCBT, CRBT and CSB are Iowa-chartered commercial banks, SFC Bank is a Missouri-chartered commercial bank, and RB&T is an Illinois-chartered commercial bank. All are members of the Federal Reserve system with depository accounts insured to the maximum amount permitted by law by the FDIC.

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

•

CRBT commenced operations in 2001 and provides full-service commercial and consumer banking, and trust and asset management services to Cedar Rapids, Iowa and adjacent communities through its five offices located in Cedar Rapids and Marion, Iowa. Cedar Falls and Waterloo, Iowa and adjacent communities are served through three additional CRBT offices (one in Cedar Falls and two in Waterloo).

•

CSB was acquired by the Company in 2016 and provides full-service commercial and consumer banking services to the Des Moines, Iowa area and adjacent communities through its 10 offices, including its main office located on North Ankeny Boulevard in Ankeny, Iowa.

•

SFC Bank was merged into the Company in 2018, as further described in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  SFC Bank provides full-service commercial and consumer banking services to the Springfield, Missouri area through its main office located on Glenstone Avenue in Springfield, Missouri.

•

RB&T commenced operations in January 2005 and provides full-service commercial and consumer banking, and trust and asset management services to Rockford, Illinois and adjacent communities through its main office located on Guilford Road in Rockford and its branch facility in downtown Rockford.

EXECUTIVE OVERVIEW

The Company reported net income of $12.9 million and diluted EPS of $0.81 for the quarter ended March 31, 2019. By comparison, for the quarter ended December 31, 2018, the Company reported net income of $13.3 million and diluted EPS of $0.84.  For the quarter ended March 31, 2018, the Company reported net income of $10.5 million, and diluted EPS of $0.74.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The first quarter of 2019 was highlighted by several significant items:

•	Net income of $12.9 million, or $0.81 per diluted share;
•	Adjusted net income (non-GAAP) of $13.0 million, or $0.82 per diluted share;
•	Annualized loan and lease growth of 7.1% for the quarter;
•	Annualized deposit growth of 21.8% for the quarter;
•	Noninterest income of $12.0 million for the quarter; and
•	Nonperforming assets down $1.6 million, or 5.6%, from the prior quarter.

Following is a table that represents various net income measurements for the Company.

	For the three months ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(dollars in thousands)

Net income	$12,918	$13,316	$10,550

Diluted earnings per common share	$0.81	$0.84	$0.74

Weighted average common and common equivalent shares outstanding	15,922,940	15,898,591	14,205,584

The increase in weighted average common shares outstanding from March 31, 2018 to December 31, 2018 and March 31, 2019 was primarily due to the common stock issued as a result of the merger with Springfield Bancshares as further described in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(dollars in thousands)

Net interest income	$36,908	$39,595	$32,403
Provision expense	2,134	1,612	2,540
Noninterest income	11,993	15,278	8,541
Noninterest expense	32,435	36,410	25,863
Federal and state income tax expense	1,414	3,535	1,991
Net income	$12,918	$13,316	$10,550

Following are some noteworthy changes in the Company's financial results:

•

Net interest income in the first quarter of 2019 was down 7% compared to the fourth quarter of 2018. The decrease was primarily due to a $1.5 million decline in acquisition accretion, net, quarter over quarter, as well as an increase in deposit and borrowing costs along with strong deposit growth.  Net interest income increased 14% compared to the first quarter of 2018.  This increase was primarily due to strong loan growth and the addition of SFC Bank.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

•

Provision expense in the first quarter of  2019 increased 32% compared to the fourth quarter of 2018.  The increase was primarily due to a lower than normal provision in the fourth quarter of 2018 as a result of a more favorable outcome than expected on a large credit that was partially charged off.  Provision expense decreased 16% compared to the first quarter of 2018.  See the Provision for Loan Lease Losses section of this report for additional details.

•

Noninterest income in the first quarter of 2019 decreased 22% compared to the fourth quarter of 2018 primarily due to lower swap fee income. Noninterest income in the first quarter of 2019 increased 40% from the same period of 2018.  This increase was primarily attributable to higher swap fee income as well as solid growth in wealth management fee income and the addition of SFC Bank.

•

Noninterest expense decreased 11% from the fourth quarter of 2018. In the fourth quarter of 2018, there was $1.4 million of post-acquisition compensation, transition and integration cost as compared to $134 thousand in the first quarter of 2019.  Also, the fourth quarter of 2018 had $2.5 million in net costs and losses on operations of other real estate as compared to $298 thousand in the first quarter of 2019.  Noninterest expense increased 25% from the first quarter of 2018 primarily due to the addition of SFC Bank.

•

Federal and state income tax expense in the first quarter of 2019 decreased 60% compared to the fourth quarter of 2018. Federal and state income tax expense in the first quarter of 2019 decreased 29% compared to the same quarter of 2018. See the “Income Taxes” section of this report for additional details on these decreases.

LONG-TERM FINANCIAL GOALS

As previously stated, the Company has established certain financial goals by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company's ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10‑K for the year ended December 31, 2018. The Company's long-term financial goals are as follows:

•	Strong organic loan and lease growth in order to maintain a gross loans and leases to total assets ratio in the range of 73 – 78%;
•	Improve profitability (measured by NIM and ROAA);
•	Improve asset quality by reducing NPAs to total assets to below 0.75% and maintain charge-offs as a percentage of average loans/leases of under 0.25% annually;
•	Grow core deposits to maintain reliance on wholesale funding at less than 15% of total assets;
•	Continue to focus on generating gains on sales of government guaranteed portions of loans and swap fee income between $8 million and $12 million annually; and
•	Grow wealth management net income by 10% annually.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table shows the evaluation of the Company's long-term financial goals:

			For the Quarter Ending
Goal	Key Metric	Target **	March 31, 2019		December 31, 2018		March 31, 2018
Balance sheet efficiency	Gross loans and leases to total assets	73% - 78%	75%		75%		76%
	NIM TEY (non-GAAP)*	> 3.35%	3.40%		3.63%		3.64%
Profitability	ROAA	> 1.10%	1.04%		1.10%		1.06%
	Adjusted ROAA (non-GAAP)*	> 1.10%	1.05%		1.20%		1.06%
Asset quality	NPAs to total assets	< 0.75%	0.52%		0.56%		0.77%
	Net charge-offs to average loans and leases***	< 0.25% annually	0.09%		0.13%		0.05%
Reliance on wholesale funding	Wholesale funding to total assets****	< 15%	12%		14%		14%
Consistent, high quality noninterest income revenue streams	Gains on sales of government guaranteed portions of loans and swap fee income***	$8-12 million annually	$12.9	million	$11.2	million	$5.3	million
	Grow wealth management net income***	> 10% annually	50%		32%		37%

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

STRATEGIC DEVELOPMENTS

The Company took the following actions during the first quarter of 2019 to support its corporate strategy and the long-term financial goals shown above:

•

The Company grew loans and leases in the first quarter of 2019 by 7.1% on an annualized basis. Strong loan and lease growth for the remainder of the year will help keep the Company's loans and leases to assets ratio within the targeted range of 73‑78%.

•

The Company has participated, and intends to continue to participate, as an acquirer in a prudent manner in the consolidation taking place in our markets to continue to grow EPS, further boost ROAA and improve the Company's efficiency ratio.

•

The Company has continued to focus on lowering the NPAs to total assets ratio. This ratio decreased by 4 basis points to 0.52% compared to the fourth quarter 2018. The Company remains committed to improving asset quality ratios in 2019 and beyond.

•

Management has continued to focus on reducing the Company's reliance on wholesale funding. Wholesale funding as a percentage of total assets decreased 2% in the first quarter of 2019 due to the strong core deposit growth which outpaced the Company’s loan growth. Management continues to prioritize core deposit growth through a variety of strategies including growth in correspondent banking.

•

Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the three states currently served – Iowa, Illinois and Wisconsin – and to expand into the Missouri market. The Company acts as the correspondent bank for 196 downstream banks with average total noninterest bearing deposits of $170.4 million and average total interest bearing deposits of $286.1 million during the first three months of 2019. By comparison, the Company acted as the correspondent bank for 192 downstream banks with average total

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

noninterest bearing deposits of $220.9 million and average total interest bearing deposits of $206.1 million during the first quarter of 2018. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.

•

As a result of the relatively low interest rate environment including a flat yield curve, the Company has focused on executing interest rate swaps on select commercial loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for the borrowers and the Company. Swap fee income totaled $3.2 million for the three months ended March 31, 2019 as compared to $959 thousand for the three months ended March 31, 2018.

•

Wealth management is another core line of business for the Company and includes a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of March 31, 2019, the Company had $2.92 billion of total financial assets in trust (and related) accounts and $1.70 billion of total financial assets in brokerage (and related) accounts. Continued growth in assets under management will help drive trust and investment advisory fees. The Company offers trust and investment advisory services to the correspondent banks that it serves. As management continues to focus on growing wealth management fee income, expanding market share will continue to be a primary strategy, both through organic growth as well as the acquisition of managed assets.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “adjusted net income”, “adjusted EPS”, “adjusted ROAA”, “NIM (TEY)”, “adjusted NIM”, and “efficiency ratio”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

•	TCE/TA ratio (non-GAAP) is reconciled to stockholders' equity and total assets;
•	Adjusted net income, adjusted EPS and adjusted ROAA (all non-GAAP measures) are reconciled to net income;
•	NIM (TEY) (non-GAAP) and adjusted NIM (non-GAAP) are reconciled to NIM; and
•	Efficiency ratio (non-GAAP) is reconciled to noninterest expense, net interest income and noninterest income.

The TCE/TA non-GAAP ratio has been a focus for investors and management believes that this ratio may assist investors in analyzing the Company's capital position without regard to the effects of intangible assets.

The table following also includes several “adjusted” non-GAAP measurements of financial performance. The Company's management believes that these measures are important to investors as they exclude non-recurring income and expense items; therefore, they provide a better comparison for analysis and may provide a better indicator of future performance.

NIM (TEY) is a financial measure that the Company's management utilizes to take into account the tax benefit associated with certain tax-exempt loans and securities. It is standard industry practice to measure net interest margin using tax-equivalent measures. In addition, the Company calculates NIM without the impact of acquisition accounting net accretion (adjusted NIM), as accretion amounts can fluctuate a great deal, making comparions difficult.

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

	As of
GAAP TO NON-GAAP	March 31,	December 31,	March 31,
RECONCILIATIONS	2019	2018	2018
	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$488,407	$473,138	$360,428
Less: Intangible assets	94,790	95,282	37,108
TCE (non-GAAP)	$393,617	$377,856	$323,320

Total assets (GAAP)	$5,066,662	$4,949,710	$4,026,314
Less: Intangible assets	94,790	95,282	37,108
TA (non-GAAP)	$4,971,872	$4,854,428	$3,989,206

TCE/TA ratio (non-GAAP)	7.92%	7.78%	8.10%

	For the Quarter Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
ADJUSTED NET INCOME
Net income (GAAP)	$12,918	$13,316	$10,550
Less nonrecurring items (post-tax) (*):
Expense:
Acquisition costs	$—	$29	$73
Post-acquisition compensation, transition and integration costs	106	1,127	—
Total nonrecurring expense (non-GAAP)	$106	$1,156	$73

Adjusted net income (non-GAAP)	$13,024	$14,472	$10,623

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$13,024	$14,472	$10,623

Weighted average common shares outstanding	15,693,345	15,641,401	13,888,661
Weighted average common and common equivalent shares outstanding	15,922,940	15,898,591	14,205,584

Adjusted EPS (non-GAAP):
Basic	$0.83	$0.93	$0.76
Diluted	$0.82	$0.91	$0.75

ADJUSTED ROAA
Adjusted net income (non-GAAP) (from above)	$13,024	$14,472	$10,623

Average Assets	$4,968,502	$4,842,232	$3,994,691

Adjusted ROAA (annualized) (non-GAAP)	1.05%	1.20%	1.06%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$36,908	$39,593	$32,403
Plus: Taxequivalent adjustment	1,794	1,751	1,353
Net interest income - taxequivalent (non-GAAP)	$38,702	$41,344	$33,756
Less: Accquisition accounting net accretion	1,069	2,609	699
Adjusted net interest income	37,633	38,735	33,057

Average earning assets	$4,612,553	$4,513,277	$3,759,475

NIM (GAAP)	3.25%	3.48%	3.50%
NIM (TEY) (non-GAAP)	3.40%	3.63%	3.64%
Adjusted NIM (TEY) (non-GAAP)	3.31%	3.40%	3.57%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$32,435	$36,410	$25,863

Net interest income (GAAP)	$36,908	$39,593	$32,403
Noninterest income (GAAP)	11,993	15,279	8,541
Total income	$48,901	$54,872	$40,944

Efficiency ratio (noninterest expense/total income) (non-GAAP)	66.33%	66.35%	63.17%

*     Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 21%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 15% to $38.7 million for the quarter ended March 31, 2019, compared to the same quarter of the prior year. Excluding the tax equivalent adjustments, net interest income increased 14% over the same period of the prior year. Net interest income improved due to two main factors:

•	The merger of Springfield Bancshares in the third quarter of 2018; and
•	Strong organic loan and deposit growth over the past 12 months.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis			GAAP
	For the Quarter Ended			For the Quarter Ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2019	2018	2018	2019	2018	2018
Average Yield on Interest-Earning Assets	4.74%	4.79%	4.41%	4.58%	4.63%	4.27%
Average Cost of Interest-Bearing Liabilities	1.72%	1.49%	1.03%	1.72%	1.49%	1.03%
Net Interest Spread	3.02%	3.30%	3.38%	2.86%	3.14%	3.24%
NIM	3.40%	3.63%	3.64%	3.25%	3.48%	3.50%
NIM Excluding Acquisition Accounting Net Accretion	3.31%	3.40%	3.57%	3.15%	3.25%	3.42%

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

	For the Quarter Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
	dollars in thousands

Acquisition Accounting Net Accretion in NIM	1,069	$2,609	$699

NIM on a tax equivalent basis was down 23 basis points on a linked quarter basis.  Excluding acquisition accounting net accretion, NIM was down 9 basis points on a linked quarter basis.  This margin compression was primarily due to the following:

•	Increases in the cost of funds due to both mix and rate as the Company continues to grow larger commercial and public deposits relationships which tend to have higher interest rate sensitivity;
•

With the flat yield curve and continued competition in our markets, loan pricing continues to be pressured but the pressure has eased moderately.  The Company had success in widening spreads as core loan yields increase on a linked quarter basis; however, the pace and magnitude of the widening has been offset by the increasing cost of funds;

•	Excess liquidity due to strong deposit growth; and
•	The impact of the issuance of $65 million of subordinated notes during the first quarter.

The Company's management closely monitors and manages NIM. From a profitability standpoint, an important challenge for the Company's subsidiary banks and leasing company is focusing on quality growth in conjunction with  the improvement of their NIMs. Management continually addresses this issue with pricing and other balance sheet

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

management strategies which include better loan pricing, reducing reliance on very rate-sensitive funding, closely managing deposit rate increases and finding additional ways to manage cost of funds through derivatives.

The Company's average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended March 31,
	2019			2018
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$15,736	$93	2.40%	$19,703	$56	1.15%
Interest-bearing deposits at financial institutions	155,463	923	2.41%	49,531	197	1.61%
Investment securities (1)	660,454	6,096	3.74%	649,035	5,839	3.65%
Restricted investment securities	21,285	307	5.85%	21,830	234	4.35%
Gross loans/leases receivable (1) (2) (3)	3,759,615	46,477	5.01%	3,019,376	34,573	4.64%
Total interest earning assets	4,612,553	53,896	4.74%	3,759,475	40,899	4.41%

Noninterest-earning assets:
Cash and due from banks	78,631			67,224
Premises and equipment	76,523			63,394
Less allowance	(40,461)			(35,136)
Other	241,256			139,734
Total assets	$4,968,502			$3,994,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$2,288,109	7,174	1.27%	$1,828,228	3,019	0.67%
Time deposits	1,012,459	5,305	2.12%	616,661	1,862	1.22%
Short-term borrowings	14,377	71	2.00%	17,271	33	0.77%
FHLB advances	147,355	903	2.49%	236,689	1,064	1.82%
Other borrowings	43,701	605	5.61%	64,680	718	4.50%
Subordinated notes	38,637	564	5.92%	—	—	—%
Junior subordinated debentures	37,686	572	6.16%	37,510	447	4.83%
Total interest-bearing liabilities	3,582,324	15,194	1.72%	2,801,039	7,143	1.03%

Noninterest-bearing demand deposits	810,300			794,673
Other noninterest-bearing liabilities	93,455			42,454
Total liabilities	4,486,079			3,638,166

Stockholders' equity	482,423			356,525
Total liabilities and stockholders' equity	$4,968,502			$3,994,691
Net interest income		$38,702			$33,756
Net interest spread			3.02%			3.38%
Net interest margin			3.25%			3.50%
Net interest margin (TEY)(Non-GAAP)			3.40%			3.64%
Adjusted net interest margin (TEY)(Non-GAAP)			3.31%			3.57%
Ratio of average interest-earning assets to average interest-bearing liabilities	128.76%			134.22%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the three months ended March 31, 2019

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$37	$109	$(72)
Interest-bearing deposits at financial institutions	726	136	590
Investment securities (2)	257	153	104
Restricted investment securities	73	113	(40)
Gross loans/leases receivable (2) (3)	11,904	2,918	8,986
Total change in interest income	12,997	3,429	9,568

INTEREST EXPENSE
Interest-bearing deposits	4,155	3,246	909
Time deposits	3,443	1,838	1,605
Short-term borrowings	38	74	(36)
Federal Home Loan Bank advances	(161)	1,518	(1,679)
Other borrowings	(113)	768	(881)
Subordinated notes	564	—	564
Junior subordinated debentures	125	123	2
Total change in interest expense	8,051	7,567	484

Total change in net interest income	$4,946	$(4,138)	$9,084

(1)

The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in accordance with GAAP. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified the following as a critical accounting policies:

GOODWILL

The Company records all assets and liabilities purchased in an acquisition, including intangibles, at fair value.  Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment.  A more detailed discussion of this critical accounting policy can be found in the Company's Annual Report on Form 10‑K for the year ended December 31, 2018.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company's allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. A more detailed discussion of this critical accounting policy can be found in the Company's Annual Report on Form 10‑K for the year ended December 31, 2018.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased 32%, comparing the first quarter of 2019 to the same period of 2018. This increase was primarily the result of the addition of SFC Bank, strong organic loan growth,  and improved pricing with the rising rate environment.

Overall, the Company's average earning assets increased 23%, comparing the first quarter of 2019 to the first quarter of 2018. During the same time period, average gross loans and leases increased 25%, while average investment securities increased 2%. These increases were the result of  the addition of SFC Bank and strong organic loan growth.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the first quarter of 2019 increased 113% from the first quarter of 2018.  The addition of SFC Bank primarily contributed to this increase as the Company added over $439 million in deposits.  Additionally, as the Company has grown organically at a significant pace over the past several years, the loan growth has been funded in larger part by bigger depositor relationships with higher rate sensitivity, many of which have pricing tied to a certain index.  As a result, the cost of these funds is higher than the rest of the Company’s core deposit portfolio, and the cost rises at a higher rate (beta) as market interest rates rise (which has been the case over the past several quarters).  The beta on the balance of the Company’s core deposit portfolio has performed well and is much lower than the beta on  relationships with pricing tied to a certain index.  Additionally, the cost of funds on the Company’s short-term wholesale funds has increased with the rising rate environment.

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

The Company's provision totaled $2.1 million for the first quarter of 2019, which was a decrease of $405 thousand or 16% from the same quarter of the prior year, primarily attributable to lower loan growth in the first quarter of 2019 than 2018.

In accordance with GAAP for business combination accounting, acquired loans are recorded at fair value; therefore, no allowance is associated with such loans at acquisition. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance through provision. This provision, when coupled with net

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

charge-offs of $1.1 million for the first three months of 2019, increased the Company's allowance to $41.1 million at March 31, 2019. As of March 31, 2019, the Company's allowance to total loans/leases was 1.08%, which was up from 1.07% at December 31, 2018 and down from 1.20% at March 31, 2018. Management continues to evaluate the allowance needed on acquired loans factoring in the net remaining discount ($10.4 million and $7.3 million at March 31, 2019 and March 31, 2018, respectively).

A more detailed discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,	March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)

Trust department fees	$2,493	$2,237	$256	11.4%
Investment advisory and management fees	1,736	952	784	82.4
Deposit service fees	1,554	1,531	23	1.5
Gains on sales of residential real estate loans, net	369	101	268	265.3
Gains on sales of government guaranteed portions of loans, net	31	358	(327)	(91.3)
Swap fee income	3,198	959	2,239	233.5
Earnings on bank-owned life insurance	540	418	122	29.2
Debit card fees	792	766	26	3.4
Correspondent banking fees	216	265	(49)	(18.5)
Other	1,064	954	110	11.5
Total noninterest income	$11,993	$8,541	$3,452	40.4%

In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management increased $167.6 million in the first quarter of 2019 with 70 new client relationships. With strong growth in assets under management, trust department fees increased 11%, comparing the first quarter of 2019 to the same period of the prior year.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts.

Investment advisory and management fees increased 82%, comparing the first quarter of 2019 to the same period of the prior year. In October 2018, the Company acquired the Bates Companies which increased the assets under management by approximately $704 million as of closing.  Management has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company's Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as the leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, these fees are largely determined based on the value of the investments managed.

Deposit service fees expanded 2% comparing the first quarter of 2019 to the same period of the prior year. The Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans, net, increased 265% when comparing the first quarter of 2019 to the same period of the prior year. The increase was due to the addition of SFC Bank which recognized $284 thousand of gains on sales of residential real estate in the first quarter of 2019. Overall, refinancing activity has slowed, as many of the

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Company's existing and prospective customers have already executed a refinancing. Therefore, this area has generally become a smaller contributor to overall noninterest income.

The Company's gains on the sale of government-guaranteed portions of loans for the first quarter of 2019 decreased 91% compared to the first quarter of 2018. Given the nature of these gains, large fluctuations can occur from quarter-to-quarter and year-to-year. The Company continues to leverage its expertise by taking advantage of programs offered by the SBA and the USDA. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company's portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary.  Recently, competitors have been offering SBA loan candidates traditional financing without the guarantee and the Company is not willing to relax its structure for those lending opportunities.

As a result of the interest rate environment, the Company was able to execute numerous interest rate swaps on select commercial loans, including tax credit project loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrowers and the Company. An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from quarter to quarter. Swap fee income totaled $3.2 million for the first quarter of 2019, compared to $959 thousand for the first quarter of 2018.  Future levels of swap fee income are somewhat dependent upon prevailing interest rates.

Earnings on BOLI increased 29% comparing the first quarter of 2019 to the first quarter of 2018.  There were no purchases of BOLI within the last 12 months. Notably, a portion of the Company's BOLI is variable rate whereby the returns are determined by the performance of the equity market and can lead to volatility in earnings. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 3% comparing the first quarter of 2019 to the first quarter of the prior year. This increase was primarily related to the recent acquisitions. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a retail deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees decreased 19% comparing the first quarter of 2019 to the first quarter of the prior year. Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 200 banks in Iowa, Illinois and Wisconsin.

Other noninterest income increased 12% comparing the first quarter of 2019 to the first quarter of the prior year.  This increase was primarily due to loan related fee income and equity investment income.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,	March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)

Salaries and employee benefits	$20,879	$15,978	$4,901	30.7%
Occupancy and equipment expense	3,694	3,066	628	20.5
Professional and data processing fees	2,750	2,708	42	1.6
Acquisition costs	—	93	(93)	(100.0)
Post-acquisition compensation, transition and integration costs	134	—	134	100.0
FDIC insurance, other insurance and regulatory fees	964	756	208	27.5
Loan/lease expense	214	291	(77)	(26.5)
Net cost and gains/losses on operations of other real estate	298	132	166	125.8
Advertising and marketing	785	693	92	13.3
Bank service charges	483	440	43	9.8
Correspondent banking expense	204	204	—	—
CDI amortization expense	532	305	227	74.4
Other	1,498	1,197	301	25.1
Total noninterest expense	$32,435	$25,863	$6,572	25.4%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency. One-time charges to post-acquisition transition and integration costs related to the core conversion of SFC Bank are expected to impact expense throughout 2019.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the first quarter of 2019 to the first quarter of 2018 by 31%.  This increase was primarily related to the addition of SFC Bank employees, new hires and merit increases. Over the past year, the Company has added several producers to bolster growth prospects.  And, to help support recent and expected growth, the Company is adding to operational infrastructure and investing in additional staffing both at the corporate level and at some of the bank charters.  Some of these hires are opportunistic, as the Company takes advantage of  talent availability in the marketplace as a result of ongoing industry consolidation.

Occupancy and equipment expense increased 21%, comparing the first quarter of 2019 to the same period of the prior year. The increased expense was due higher information technology service contract costs, increases in repairs and maintenance costs and the additions of SFC Bank and the Bates Companies.

Professional and data processing fees increased 2%, comparing the first quarter of 2019 to the same period in 2018. This increased expense was mostly due to the recent mergers/acquisitions. Legal expense continues to be elevated due to a legal matter at RB&T where two employees have been charged with wrongdoing in connection with an SBA loan application. The Company anticipates these legal expenses will continue until the court proceedings are completed, which the Company expects to occur in early 2020. Neither RB&T nor the Company have been charged in the case. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing one-time costs and driving recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

There were no acquisition costs in the first quarter of 2019.  Acquisition costs totaled $93 thousand for the first quarter of 2018. These costs were comprised primarily of legal, accounting and investment banking costs related to the mergers/acquisitions.

Post-acquisition costs totaled $134 thousand for the first quarter of 2019.  These costs were comprised primarily of personnel costs, IT integration, and data conversion costs related to mergers/acquisitions.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FDIC insurance, other insurance and regulatory fee expense increased 28%, comparing the first quarter of 2019 to the first quarter of 2018. The increase in expense was due to the addition of SFC Bank and organic asset growth.

Loan/lease expense decreased 27% when comparing the first quarter of 2019 to the same quarter of 2018. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net cost of operations of other real estate totaled $298 thousand for the first quarter of 2019, compared to $132 thousand for the first quarter of 2018.  The first quarter of 2019 amount included the write-down of two OREO properties totaling $224 thousand.

Advertising and marketing expense increased 13%, comparing the first quarter of 2019 to the first quarter of 2018. The increase in expense was primarily due to the addition of SFC Bank.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 10% from the first quarter of 2018 to the first quarter of 2019.  As transactions volumes continue to increase and the number of correspondent banking clients increases, the associated expenses will also increase.

Correspondent banking expense was flat when comparing the first quarter of 2019 to the first quarter of 2018.   These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

CDI amortization expense increased 74% when comparing the first quarter of 2019 to the first quarter of 2018. The increase was due to the addition of SFC Bank.

Other noninterest expense was up 25% when comparing the first quarter of 2019 to the first quarter of 2018. Included in other noninterest expense are items such as subscriptions, sales and use tax and expenses related to wealth management. A portion of this increase is related to the addition of SFC Bank.

INCOME TAXES

In the first quarter of 2019, the Company incurred income tax expense of $1.4 million.  Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three months ended March 31, 2019 and 2018.

In the first quarter of 2019, the Company incurred income tax expense of $1.4 million.  Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019		2018
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(dollars in thousands)

Computed "expected" tax expense	$3,010	21.0%	$2,634	21.0%
Tax exempt income, net	(1,107)	(7.7)	(943)	(7.5)
Bank-owned life insurance	(113)	(0.8)	(88)	(0.7)
State income taxes, net of federal benefit, current year	649	4.5	551	4.4
Tax credits	(39)	(0.3)	—	—
True-up adjustment to year-end provision	(715)	(5.0)	—	—
Excess tax benefit on stock options exercised and restricted stock awards vested	(100)	(0.7)	(132)	(1.1)
Other	(171)	(1.2)	(31)	(0.2)
Federal and state income tax expense	$1,414	9.9%	$1,991	15.9%

The effective tax rate for the quarter ended March 31, 2019 was 9.9%, which was a 6% decrease from the effective tax rate of 15.9% for the quarter ended March 31, 2018.   During the Company’s year-end tax preparation process, the

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Company identified a one-time true-up adjustment for $715 thousand.  Excluding this, the Company’s effective tax rate was approximately 15.0%.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company's balance sheet.

	As of
	March 31, 2019		December 31, 2018		March 31, 2018
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$292,559	6%	$245,119	5%	$121,403	3%
Securities	655,749	13%	662,969	13%	638,229	16%
Net loans/leases	3,758,268	74%	3,692,907	75%	3,018,370	75%
Other assets	360,086	7%	348,715	7%	248,312	6%
Total assets	$5,066,662	100%	$4,949,710	100%	$4,026,314	100%

Total deposits	$4,194,220	83%	$3,977,031	80%	$3,280,001	82%
Total borrowings	282,994	5%	404,968	8%	334,802	8%
Other liabilities	101,041	2%	94,573	2%	51,083	1%
Total stockholders' equity	488,407	10%	473,138	10%	360,428	9%
Total liabilities and stockholders' equity	$5,066,662	100%	$4,949,710	100%	$4,026,314	100%

During the first quarter of 2019, the Company's total assets increased $117 million, or 2.4%, to a total of $5.1 billion. The Company grew its net loan/lease portfolio $65 million, which was primarily funded by an increase in core deposit growth.  Deposits grew $217 million in the first quarter of 2019, while borrowings decreased $122 million in the first quarter of 2019.

INVESTMENT SECURITIES

The composition of the Company's securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk, maximizing return and minimizing credit risk. Over the years, the Company has further diversified the portfolio by decreasing U.S government sponsored agency securities and increasing residential mortgage-backed and related securities and tax-exempt municipal securities. Of the latter, the large majority are privately placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company's existing markets) and require a thorough underwriting process before investment.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company's securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	March 31, 2019		December 31, 2018		March 31, 2018
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

U.S. govt. sponsored agency securities	$35,843	5%	$36,411	5%	$36,868	6%
Municipal securities	450,376	69%	459,409	70%	438,736	68%
Residential mortgage-backed and related securities	161,692	25%	159,249	24%	157,289	25%
Other securities	7,838	1%	7,900	1%	5,336	1%
	$655,749	100%	$662,969	100%	$638,229	100%

Securities as a % of Total Assets	12.94%		13.39%		15.85%
Net Unrealized Gains (Losses) as a % of Amortized Cost	1.46%		(1.01)%		(1.01)%
Duration (in years)	6.6		6.8		6.9
Yield on investment securities (tax equivalent)	3.74%		3.58%		3.65%
Quarterly Yield on Investment Securities (GAAP)	3.18%		2.85%		3.03%

Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in any of the periods presented.

The duration of the securities portfolio shortened modestly with the TEY on the portfolio increasing 16 bps in the first three months of 2019; however, excluding the tax benefit and the related variance due to the lower tax rate, the portfolio yield expanded 33 basis points.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities.

See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases grew 7.1% on an annualized basis during the first quarter of 2019. The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following table.

	As of
	March 31, 2019		December 31, 2018		March 31, 2018
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

C&I loans	$1,479,247	39%	$1,429,410	38%	$1,201,087	39%
CRE loans	1,790,845	47%	1,766,111	48%	1,357,703	45%
Direct financing leases	108,543	3%	117,969	3%	137,614	5%
Residential real estate loans	288,502	8%	290,759	8%	254,484	8%
Installment and other consumer loans	123,087	3%	119,381	3%	95,912	3%
Total loans/leases	$3,790,224	100%	$3,723,630	100%	$3,046,800	100%
Plus deferred loan/lease origination costs, net of fees	9,208		9,124		8,103
Less allowance	(41,164)		(39,847)		(36,533)
Net loans/leases	$3,758,268		$3,692,907		$3,018,370

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

risk. As of March 31, 2019 and December 31, 2018, respectively, approximately 27% and 28% of the CRE loan portfolio was owner-occupied.

Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more C&I loans. C&I loans grew $50 million during the current quarter.

A syndicated loan is a commercial loan provided by a group of lenders and is structured, arranged and administered by one or several commercial or investment banks known as arrangers. The nationally syndicated loans invested in by the Company consist of fully funded, highly liquid term loans for which there is a liquid secondary market. As of March 31, 2019 and December 31, 2018, the amount of nationally syndicated loans totaled $50.7 million and $40.8 million, respectively.

Following is a listing of significant industries within the Company's CRE loan portfolio:

	As of March 31,		As of December 31,		As of March 31,
	2019		2018		2018
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Lessors of Nonresidential Buildings	$613,024	34%	$612,327	34%	$435,919	32%
Lessors of Residential Buildings	355,850	20%	346,270	19%	221,978	16%
Hotels	81,107	5%	81,345	5%	70,887	5%
Nonresidential Property Managers	65,736	4%	69,885	4%	56,572	4%
New Housing For-Sale Builders	47,276	3%	47,598	3%	52,951	4%
Land Subdivision	46,042	3%	48,378	3%	45,356	3%
Other *	581,810	31%	560,308	32%	474,040	36%
Total CRE Loans	$1,790,845	100%	$1,766,111	100%	$1,357,703	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $37.0 million, or approximately 2.1% of total CRE loans in the most recent period presented.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of March 31,		As of December 31,		As of March 31,
	2019		2018		2018
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$43,489	19%	$40,588	18%	$28,219	13%
Manufacturing - General	16,952	7%	16,760	7%	16,624	7%
Construction - General	16,295	7%	17,236	8%	18,067	8%
Food Processing Equipment	15,622	7%	15,334	7%	13,270	6%
Marine - Travelifts	11,819	5%	12,370	5%	12,843	6%
Trailers	9,603	4%	9,842	4%	9,161	4%
Computer Hardware	8,350	4%	9,166	4%	10,694	5%
Manufacturing - CNC	6,702	3%	6,616	3%	7,239	3%
Crane	5,749	3%	5,726	3%	5,044	2%
Other *	93,775	41%	95,008	41%	102,493	46%
Total m2 loans and leases	$228,356	100%	$228,646	100%	$223,654	100%

*     “Other” consists of all other equipment types. None of these had concentrations greater than 3% of total m2 loan and lease portfolio in the most recent period presented.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's loan and lease portfolio.

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three months ended March 31, 2019 and 2018 are presented as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands)

Balance, beginning	$39,847	$34,356
Provisions charged to expense	2,134	2,540
Loans/leases charged off	(1,060)	(436)
Recoveries on loans/leases previously charged off	243	73
Balance, ending	$41,164	$36,533

The adequacy of the allowance was determined by management based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, historical loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, government guarantees and other factors that, in management's judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed quarterly with specific detailed reviews completed on all credits risk-rated less than “fair quality”, as described in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report  on Form 10‑K for the year ended December 31, 2018, and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance is monitored by the credit administration staff and reported to management and the board of directors.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	March 31, 2019	December 31, 2018	March 31, 2018
	(dollars in thousands)

Special Mention (Rating 6)	$24,769	$42,058	$42,926
Substandard (Rating 7)	43,696	28,593	39,815
Doubtful (Rating 8)	—	—	—
	$68,465	$70,651	$82,741

Criticized Loans **	$68,465	$70,651	$82,741
Classified Loans ***	$43,696	$28,593	$39,815

Criticized Loans as a % of Total Loans/Leases	1.80%	1.89%	2.79%
Classified Loans as a % of Total Loans/Leases	1.16%	0.77%	1.34%

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

The Company experienced a 53% increase in classified loans from December 31, 2018 to March 31, 2019. The increase was due to one C&I loan relationship and one CRE loan relationship that were downgraded from a rating of special mention to substandard in the first quarter of 2019.  Criticized loans decreased 3% during the same period.  The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

	As of
	March 31, 2019	December 31, 2018	March 31, 2018
Allowance / Gross Loans/Leases	1.08%	1.07%	1.20%
Allowance / NPLs	238.48%	214.80%	202.11%

Although management believes that the allowance at March 31, 2019 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's allowance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of March 31,	As of December 31,	As of March 31,
	2019	2018	2018
	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$13,406	$14,260	$12,759
Accruing loans/leases past due 90 days or more (3)	61	632	41
TDRs - accruing	3,794	3,659	5,276
Total NPLs	17,261	18,551	18,076
OREO	9,110	9,378	12,750
Other repossessed assets	—	8	200
Total NPAs	$26,371	$27,937	$31,026

NPLs to total loans/leases	0.45%	0.50%	0.59%
NPAs to total loans/leases plus repossessed property	0.69%	0.75%	1.01%
NPAs to total assets	0.52%	0.56%	0.77%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $1.5 million at March 31, 2019, $2.3 million at December 31, 2018, and $2.6 million at March 31, 2018.
(3)	Includes TDRs of $0 thousand at March 31, 2019, $496 thousand at December 31, 2018, and $0 at March 31, 2018.

NPAs at March 31, 2019 were $26.4 million, down $1.6 million from December 31, 2018 and down $4.7 million from March 31, 2018.

The ratio of NPAs to total assets was 0.52% at March 31, 2019, down from 0.56% at December 31, 2018 and down from 0.77% at March 31, 2018.

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

DEPOSITS

Deposits increased $217.2 million during the first quarter of 2019, primarily due to growth in correspondent bank deposits and growth in large customers’ balances. The table below presents the composition of the Company's deposit portfolio.

	As of
	March 31, 2019		December 31, 2018		March 31, 2018
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Noninterest bearing demand deposits	$821,599	20%	$791,102	20%	$784,815	24%
Interest bearing demand deposits	2,334,474	55%	2,204,205	55%	1,789,019	55%
Time deposits	719,286	17%	704,903	18%	496,644	15%
Brokered deposits	318,861	8%	276,821	7%	209,523	6%
	$4,194,220	100%	$3,977,031	100%	$3,280,001	100%

Quarter-end balances can greatly fluctuate due to large customer and correspondent bank activity.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Management will continue to focus on growing its core deposit portfolio, including its correspondent banking business at QCBT, as well as shifting the mix from brokered and other higher cost deposits to lower cost core deposits. With the significant success achieved by QCBT in growing its correspondent banking business, QCBT has developed procedures to proactively monitor this industry concentration of deposits and loans. Other deposit-related industy concentrations and large accounts are monitored by the internal asset liability management committee.

BORROWINGS

The subsidiary banks purchase federal funds for short-term funding needs from the FRB or from their correspondent banks. The table below presents the composition of the Company's short-term borrowings.

	As of
	March 31, 2019	December 31, 2018	March 31, 2018
	(dollars in thousands)

Overnight repurchase agreements	$3,056	$2,084	$3,820
Federal funds purchased	12,830	26,690	13,040
	$15,886	$28,774	$16,860

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

The table below presents the Company's term and overnight FHLB advances.

	As of
	March 31, 2019	December 31, 2018	March 31, 2018
	(dollars in thousands)

Term FHLB advances	$66,380	$76,327	$56,600
Overnight FHLB advances	59,800	190,165	159,745
	$126,180	$266,492	$216,345

Term FHLB advances decreased $9.9 million in the current quarter, as compared to the prior quarter. Overnight FHLB advances decreased by $130.4 million in the first quarter of 2019 due to strong deposit growth.

The Company has other borrowings which are wholesale structured repurchase agreements totaling $35.0 milion as of March 31, 2019, December 31, 2018 and March 31, 2018.  The wholesale structured repurchase agreements are utilized as an alternative funding source to FHLB advances and customer deposits. Wholesale structured repurchase agreements are collateralized by certain U.S. government agency securities and residential mortgage backed and related securities.

The Company has subordinated notes totaling $68.2 million as of March 31, 2019 and $4.8 million as of December 31, 2018.  There were no outstanding subordinated notes as of March 31, 2018.  See Note 5 to the Company’s Consolidated Financial Statements for additional information regarding our subordinated notes and the repayment of our term notes and our revolving line of credit during the quarter ended March 31, 2019.

It is management's intention to reduce its reliance on wholesale funding, including FHLB advances, wholesale structured repurchase agreements, and brokered deposits. Replacement of this funding with core deposits helps to reduce interest expense as wholesale funding tends to be higher cost. However, the Company may choose to utilize advances and/or

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

brokered deposits to supplement funding needs, as this is a way for the Company to effectively and efficiently manage interest rate risk.

The table below presents the maturity schedule including weighted average interest cost for the Company's combined wholesale funding portfolio.

	March 31, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate
	(dollars in thousands)
Year ending December 31:
2019	$393,464	2.38%	$510,735	2.35%
2020	67,557	2.35	48,557	2.31
2021	15,050	2.31	15,050	2.31
2022	3,970	2.00	3,970	2.00
Total Wholesale Funding	$480,041	2.37%	$578,312	2.35%

During the first three months of 2019, wholesale funding decreased $98.3 million. FHLB overnight advances and term advances decreased $130.4 million and $10 million in the first quarter of 2019, respectively. Brokered deposits increased $42.1 million in the first quarter 2019 as some of the banks rotated some overnight advances to short-term brokered deposits as the latter was cheaper.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	March 31, 2019	December 31, 2018	March 31, 2018
	(dollars in thousands)

Common stock	$15,755	$15,718	$13,937
Additional paid in capital	271,673	270,761	189,685
Retained earnings	204,179	192,203	162,346
AOCI (loss)	(3,200)	(5,544)	(5,540)
Total stockholders' equity	$488,407	$473,138	$360,428

TCE / TA ratio (non-GAAP)	7.92%	7.78%	8.10%

*     TCE is defined as total common stockholders' equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $249.8 million during the first quarter of 2019 and $159.7 million during the full year of 2018. The Company's on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, wholesale structured repurchase agreements, brokered deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities AFS, and loan/lease participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its securities portfolio.

At March 31, 2019, the subsidiary banks had 32 lines of credit totaling $363.8 million, of which $1.8 million was secured and $362.0 million was unsecured. At March 31, 2019, the full $363.8 million was available.

At December 31, 2018, the subsidiary banks had 33 lines of credit totaling $363.7 million, of which $1.7 million was secured and $362.0 million was unsecured. At December 31, 2018, $343.7 million of the $363.7 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2019. At March 31, 2019, the full $10.0 million was available.

As of March 31, 2019, the Company had $456.5 million in average correspondent banking deposits spread over 196 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $112.2 million during the first three months of 2019, compared to $60.0 million for the same period of 2018. The net decrease in federal funds sold was $24.5 million for the first three months of 2019, compared to a net decrease of $15.7 million for the same period of 2018. The net increase in interest-bearing deposits at financial institutions was $81.0 million for the first three months of 2019, compared to a net decrease of $10.7 million for the same period of 2018. Proceeds from calls, maturities, and paydowns of securities were $14.9 million for the first three months of 2019, compared to $13.6 million for the same period of 2018. Purchases of securities used cash of $4.1 million for the first three months of 2019, compared to $7.1 million for the same period of 2018. The net increase in loans/leases used cash of $65.8 million for the first three months of 2019 compared to $90.4 million for the same period of 2018.

Financing activities provided cash of $94.6 million for the first three months of 2019, compared to $38.3 million for same period of 2018. Net increases in deposits totaled $217.3 million for the first three months of 2019, compared to $13.4 million for the same period of 2018. During the first three months of 2019, the Company's short-term borrowings decreased $12.9 million, compared to an increase of $2.9 million for the same period of 2018. In the first three months of 2019, the Company decreased short-term and overnight FHLB advances by $130.4 million.  Maturities and principal payments on FHLB term advances totaled $15.0 million and on other borrowings totaled $32.3 million in the first three months of 2019. During the first three months of 2019, proceeds from subordinated notes were $63.4 million. In the first three months of 2018, the Company increased FHLB advances by $24.3 million short-term and overnight advances, while borrowing maturities and principal payments on borrowings totaled $1.9 million.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Total cash provided by operating activities was $8.6 million for the first three months of 2019, compared to $7.9 million for the same period of 2018.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities and, most recently, subordinated notes.

The following table presents the details of the trust preferred securities outstanding as of March 31, 2019 and December 31, 2018.

		Amount	Amount
		Outstanding	Outstanding
		March 31,	December 31,		Interest Rate as of	Interest Rate as of
Name	Date Issued	2019	2018	Interest Rate	March 31, 2019	December 31, 2018
(dollars in thousands)

QCR Holdings Statutory Trust II	February 2004	$10,310	$10,310	2.85% over 3-month LIBOR	5.44%	5.65%
QCR Holdings Statutory Trust III	February 2004	8,248	8,248	2.85% over 3-month LIBOR	5.44%	5.65%
QCR Holdings Statutory Trust V	February 2006	10,310	10,310	1.55% over 3-month LIBOR	4.34%	3.99%
Community National Statutory Trust II	September 2004	3,093	3,093	2.17% over 3-month LIBOR	4.80%	4.96%
Community National Statutory Trust III	March 2007	3,609	3,609	1.75% over 3-month LIBOR	4.36%	4.54%
Guaranty Bankshares Statutory Trust I	May 2005	4,640	4,640	1.75% over 3-month LIBOR	4.36%	4.54%
		$40,210	$40,210	Weighted Average Rate	4.89% %	4.94%

As described in Note 4 to the Consolidated Financial Statements, on June 21, 2018 the Company entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities.  The floating rate trust preferred securities are tied to 3-month LIBOR, and the interest rate swaps utilize 3-month LIBOR, so the hedge is effective.  The interest rate swaps are designated as a cash flow hedge in accordance with ASC 815.  See Note 4 for the notional amount swapped and the related effective fixed rates.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. For a discussion of the factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, see the “Risk Factors” section included under Item 1A of Part I of the Company's Annual Report on Form 10‑K for the year ended December 31, 2018.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company's consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure annually over a five-year horizon, assuming no balance sheet growth, no balance sheet mix change, and various interest rate scenarios including no change in rates; 100, 200, 300, and 400 basis point upward shifts; and a 100 and 200 basis point downward shifts in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of March 31,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2019	2018	2017

100 basis point downward shift	(10.0)%	0.6%	0.7%	0.3%
200 basis point upward shift	(10.0)%	(2.1)%	(2.7)%	(3.7)%
300 basis point upward shock	(25.0)%	(6.2)%	(9.0)%	(8.4)%

The simulation is well within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at March 31, 2019 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d‑15(e) promulgated under the Exchange Act of 1934) as of March 31, 2019. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 1A        Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company's  Annual Report on Form 10‑K for the year ended December 31, 2018. Please refer to that section of the Company's Form 10‑K for disclosures regarding the risks and uncertainties related to the Company's business.

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3           Defaults Upon Senior Securities

None

Item 4           Mine Safety Disclosures

Not applicable

Item 5           Other Information

None

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6           Exhibits

3.1	Bylaws of QCR Holdings, Inc., as amended and restated (incorporated by reference to Exhibit 3.1 to the Company’s 8-K filed with the SEC on February 19, 2019).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and March 31, 2018; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and March 31, 2018; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2019 and March 31, 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	May 9, 2019	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date	May 9, 2019	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer

Date	May 9, 2019	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin, Senior Vice President
Chief Accounting Officer