Form 10-Q
period 2019-06-30
QCR HOLDINGS INC
filed 2019-08-06
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 1, 2019, the Registrant had outstanding 15,779,717 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 30, 2019 and December 31, 2018

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Assets
Cash and due from banks	$87,919	$85,523
Federal funds sold	10,215	26,398
Interest-bearing deposits at financial institutions	195,282	133,198

Securities held to maturity, at amortized cost	388,713	401,913
Securities available for sale, at fair value	255,090	261,056
Total securities	643,803	662,969

Loans receivable held for sale	4,180	1,295
Loans/leases receivable held for investment	3,906,339	3,731,459
Gross loans/leases receivable	3,910,519	3,732,754
Less allowance for estimated losses on loans/leases	(41,104)	(39,847)
Net loans/leases receivable	3,869,415	3,692,907

Bank-owned life insurance	68,735	67,783
Premises and equipment, net	78,887	75,582
Restricted investment securities	22,195	25,689
Other real estate owned, net	8,637	9,378
Goodwill	77,748	77,832
Intangibles	16,089	17,450
Other assets	115,927	75,001
Total assets	$5,194,852	$4,949,710

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$795,951	$791,102
Interest-bearing	3,526,559	3,185,929
Total deposits	4,322,510	3,977,031

Short-term borrowings	19,191	28,774
Federal Home Loan Bank advances	105,733	266,492
Other borrowings	—	67,250
Subordinated notes	68,274	4,782
Junior subordinated debentures	37,755	37,670
Other liabilities	137,089	94,573
Total liabilities	4,690,552	4,476,572

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 June 2019 and December 2018- No shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 June 2019 - 15,772,939 shares issued and outstanding December 2018 - 15,718,208 shares issued and outstanding	15,773	15,718
Additional paid-in capital	272,744	270,761
Retained earnings	216,741	192,203
Accumulated other comprehensive income (loss):
Securities available for sale	2,412	(4,268)
Derivatives	(3,370)	(1,276)
Total stockholders' equity	504,300	473,138
Total liabilities and stockholders' equity	$5,194,852	$4,949,710

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended June 30, 2019 and 2018

	2019	2018
	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$47,515	$35,408
Securities:
Taxable	1,678	1,594
Nontaxable	3,474	3,295
Interest-bearing deposits at financial institutions	1,168	228
Restricted investment securities	290	212
Federal funds sold	56	62
Total interest and dividend income	54,181	40,799

Interest expense:
Deposits	13,825	6,528
Short-term borrowings	81	63
Federal Home Loan Bank advances	601	1,019
Other borrowings	92	596
Subordinated notes	993	—
Junior subordinated debentures	576	508
Total interest expense	16,168	8,714
Net interest income	38,013	32,085
Provision for loan/lease losses	1,941	2,301
Net interest income after provision for loan/lease losses	36,072	29,784

Noninterest income:
Trust department fees	2,361	2,058
Investment advisory and management fees	1,888	1,058
Deposit service fees	1,658	1,610
Gains on sales of residential real estate loans, net	489	102
Gains on sales of government guaranteed portions of loans, net	39	—
Swap fee income	7,891	1,649
Securities losses, net	(52)	—
Earnings on bank-owned life insurance	412	399
Debit card fees	914	844
Correspondent banking fees	172	213
Other	1,293	979
Total noninterest income	17,065	8,912

Noninterest expense:
Salaries and employee benefits	22,749	15,804
Occupancy and equipment expense	3,533	3,133
Professional and data processing fees	3,031	2,771
Acquisition costs	—	414
Post-acquisition compensation, transition and integration costs	708	165
FDIC insurance, other insurance and regulatory fees	926	840
Loan/lease expense	312	260
Net cost of (income from) and gains/losses on operations of other real estate	1,182	(70)
Advertising and marketing	1,037	753
Bank service charges	508	466
Correspondent banking expense	206	204
Intangibles amortization	615	305
Other	1,753	1,325
Total noninterest expense	36,560	26,370
Net income before income taxes	16,577	12,326
Federal and state income tax expense	3,073	1,881
Net income	$13,504	$10,445

Basic earnings per common share	$0.86	$0.75
Diluted earnings per common share	$0.85	$0.73

Weighted average common shares outstanding	15,714,588	13,919,565
Weighted average common and common equivalent shares outstanding	15,938,377	14,232,423

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Six Months Ended June 30, 2019 and 2018

	2019	2018
	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$93,082	$69,622
Securities:
Taxable	3,344	3,150
Nontaxable	7,018	6,584
Interest-bearing deposits at financial institutions	2,091	425
Restricted investment securities	598	446
Federal funds sold	150	118
Total interest and dividend income	106,283	80,345

Interest expense:
Deposits	26,304	11,410
Short-term borrowings	152	95
Federal Home Loan Bank advances	1,662	2,215
Other borrowings	539	1,182
Subordinated notes	1,557	—
Junior subordinated debentures	1,148	955
Total interest expense	31,362	15,857
Net interest income	74,921	64,488
Provision for loan/lease losses	4,075	4,841
Net interest income after provision for loan/lease losses	70,846	59,647

Noninterest income:
Trust department fees	4,854	4,295
Investment advisory and management fees	3,624	2,010
Deposit service fees	3,212	3,142
Gains on sales of residential real estate loans, net	858	203
Gains on sales of government guaranteed portions of loans, net	70	358
Swap fee income	11,089	2,608
Securities losses, net	(52)	—
Earnings on bank-owned life insurance	952	817
Debit card fees	1,706	1,610
Correspondent banking fees	388	477
Other	2,357	1,934
Total noninterest income	29,058	17,454

Noninterest expenses:
Salaries and employee benefits	43,628	31,782
Occupancy and equipment expense	7,227	6,198
Professional and data processing fees	5,781	5,479
Acquisition costs	—	506
Post-acquisition compensation, transition and integration costs	842	165
FDIC insurance, other insurance and regulatory fees	1,890	1,597
Loan/lease expense	526	551
Net cost of (income from) and gains/losses on operations of other real estate	1,480	62
Advertising and marketing	1,822	1,446
Bank service charges	991	907
Correspondent banking expense	410	409
CDI amortization	1,147	609
Other	3,251	2,523
Total noninterest expenses	68,995	52,234
Income before income taxes	30,909	24,867
Federal and state income tax expense	4,487	3,872
Net income	$26,422	$20,995

Basic earnings per common share	$1.68	$1.51
Diluted earnings per common share	$1.66	$1.48

Weighted average common shares outstanding	15,703,967	13,904,113
Weighted average common and common equivalent shares outstanding	15,930,659	14,219,003

Cash dividends declared per common share	$0.12	$0.12

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018
	(dollars in thousands)

Net income	$13,504	$10,445

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	4,669	(1,512)
Less reclassification adjustment for losses included in net income before tax	(52)	—
	4,721	(1,512)
Unrealized losses on derivatives:
Unrealized holding losses arising during the period before tax	(1,780)	(323)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(134)	178
	(1,646)	(501)

Other comprehensive income (loss), before tax	3,075	(2,013)
Tax expense (benefit)	833	(679)
Other comprehensive income (loss), net of tax	2,242	(1,334)

Comprehensive income	$15,746	$9,111

	Six Months Ended June 30,
	2019	2018
	(dollars in thousands)

Net income	$26,422	$20,995

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	8,813	(6,879)
Less reclassification adjustment for losses included in net income before tax	(52)	—
Less reclassification adjustment for adoption of ASU 2016-01	—	855
	8,865	(6,024)
Unrealized losses on derivatives:
Unrealized holding losses arising during the period before tax	(2,942)	(172)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(291)	97
	(2,651)	(269)

Other comprehensive income (loss), before tax	6,214	(6,293)
Tax expense (benefit)	1,628	(1,757)
Other comprehensive income (loss), net of tax	4,586	(4,536)

Comprehensive income	$31,008	$16,459

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Six Months Ended June 30, 2019 and 2018

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total
	(dollars in thousands)

Balance December 31, 2018	$15,718	$270,761	$192,203	$(5,544)	$473,138
Net income	—	—	12,918	—	12,918
Other comprehensive income, net of tax	—	—	—	2,344	2,344
Common cash dividends declared, $0.06 per share	—	—	(942)	—	(942)
Issuance of 4,446 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	4	124	—	—	128
Issuance of 25,238 shares of common stock as a result of
stock options exercised	25	263	—	—	288
Stock-based compensation expense	—	722	—	—	722
Restricted stock awards and restricted stock units - 12,719
shares of common stock, net of restricted stock units
withheld for payment of taxes	13	(50)	—	—	(37)
Exchange of 5,169 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	(5)	(147)	—	—	(152)
Balance, March 31, 2019	$15,755	$271,673	$204,179	$(3,200)	$488,407
Net income	—	—	13,504	—	13,504
Other comprehensive loss, net of tax	—	—	—	2,242	2,242
Common cash dividends declared, $0.06 per share	—	—	(942)	—	(942)
Issuance of 11,346 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	11	323	—	—	334
Issuance of 2,414 shares of common stock as a result of
stock options exercised	3	41	—	—	44
Stock-based compensation expense	—	719	—	—	719
Restricted stock awards and restricted stock units- 4,769
shares of common stock, net of restricted stock units
withheld for payment of taxes	5	(5)	—	—	—
Exchange of 1,032 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	(1)	(7)	—	—	(8)
Balance, June 30, 2019	$15,773	$272,744	$216,741	$(958)	$504,300

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total
	(dollars in thousands)

Balance December 31, 2017	$13,918	$189,077	$151,963	$(1,671)	$353,287
Net income	—	—	10,550	—	10,550
Other comprehensive loss, net of tax	—	—	—	(3,202)	(3,202)
Impact of adoption of ASU 2016-01	—		667	(667)	—
Common cash dividends declared, $0.06 per share	—	—	(834)	—	(834)
Issuance of 2,669 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	3	100	—	—	103
Issuance of 13,074 shares of common stock as a result of stock
options exercised	13	193	—	—	206
Stock-based compensation expense	—	496	—	—	496
Restricted stock awards - 6,860 shares of common stock	7	(7)	—	—	—
Exchange of 3,814 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	(4)	(174)	—	—	(178)
Balance, March 31, 2018	$13,937	$189,685	$162,346	$(5,540)	$360,428
Net income	—	—	10,445	—	10,445
Other comprehensive loss, net of tax	—	—	—	(1,334)	(1,334)
Common cash dividends declared, $0.06 per share	—	—	(836)	—	(836)
Issuance of 5,728 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	6	215	—	—	221
Issuance of 26,641 shares of common stock as a result of stock
options exercised	26	362	—	—	388
Stock-based compensation expense	—	292	—	—	292
Restricted stock awards - 3,972 shares of common stock	4	(4)	—	—	—
Exchange of 642 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	1	(17)	—	—	(16)
Balance, June 30, 2018	$13,974	$190,533	$171,955	$(6,874)	$369,588

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2019 and 2018

	2019	2018
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,422	$20,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,518	2,075
Provision for loan/lease losses	4,075	4,841
Stock-based compensation expense	1,441	787
Deferred compensation expense accrued	1,323	1,004
Losses on other real estate owned, net	1,214	118
Amortization of premiums on securities, net	854	829
Securities losses, net	52	—
Loans originated for sale	(45,926)	(21,899)
Proceeds on sales of loans	43,969	22,072
Gains on sales of residential real estate loans	(858)	(203)
Gains on sales of government guaranteed portions of loans	(70)	(358)
Gains on sales of premises and equipment	(67)	—
Amortization of intangibles	1,147	609
Accretion of acquisition fair value adjustments, net	(2,145)	(1,244)
Increase in cash value of bank-owned life insurance	(952)	(817)
Decrease (increase) in other assets	942	(5,132)
Increase (decrease) in other liabilities	(4,615)	5,688
Net cash provided by operating activities	$29,324	$29,365

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	16,183	19,331
Net decrease (increase) in interest-bearing deposits at financial institutions	(62,084)	14,964
Proceeds from sales of other real estate owned	539	736
Activity in securities portfolio:
Purchases	(10,709)	(54,951)
Calls, maturities and redemptions	5,958	12,619
Paydowns	27,088	27,187
Sales	4,661	—
Activity in restricted investment securities:
Purchases	(3,868)	(4,215)
Redemptions	7,362	109
Net increase in loans/leases originated and held for investment	(176,394)	(150,993)
Purchase of premises and equipment	(6,032)	(2,666)
Proceeds from sales of premises and equipment	146	—
Net cash used in investing activities	$(197,150)	$(137,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	345,614	31,652
Net increase (decrease) in short-term borrowings	(9,583)	3,592
Activity in Federal Home Loan Bank advances:
Term advances	5,000	—
Calls and maturities	(35,000)	(10,000)
Net change in short-term and overnight advances	(130,865)	72,100
Activity in other borrowings:
Proceeds from other borrowings	—	9,000
Calls, maturities and scheduled principal payments	(11,937)	(3,875)
Prepayments	(46,313)	—
Paydown of revolving line of credit	(9,000)	—
Proceeds from subordinated notes	63,393	—
Payment of cash dividends on common stock	(1,881)	(1,526)
Proceeds from issuance of common stock, net	794	918
Net cash provided by financing activities	$170,222	$101,861
Net increase (decrease) in cash and due from banks	2,396	(6,653)

Cash and due from banks, beginning	85,523	75,722
Cash and due from banks, ending	$87,919	$69,069

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Six Months Ended June 30, 2019 and 2018

	2019	2018
Supplemental disclosure of cash flow information, cash payments (receipts) for:
Interest	$29,346	$12,304
Income/franchise taxes	(1,032)	1,010

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	4,586	(4,536)
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	(160)	(194)
Transfers of loans to other real estate owned	1,012	46
Increase in the fair value of back-to-back interest rate swap assets and liabilities	43,628	1,775
Dividends payable	942	836
Transfer of equity securities from securities available for sale to other assets at fair value	—	2,614

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

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

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10‑Q and Rule 10‑01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended June 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10‑Q. It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	Guaranty: Guaranty Bankshares, Ltd.
AOCI: Accumulated other comprehensive income (loss)	Guaranty Bank: Guaranty Bank and Trust Company
AFS: Available for sale	HTM: Held to maturity
ASC: Accounting Standards Codification	m2: m2 Lease Funds, LLC
ASU: Accounting Standards Update	NIM: Net interest margin
Bates Companies: Bates Financial Advisors, Inc., Bates	NPA: Nonperforming asset
Financial Services, Inc., Bates Securities, Inc. and	NPL: Nonperforming loan
Bates Financial Group, Inc.	OREO: Other real estate owned
BOLI: Bank-owned life insurance	OTTI: Other-than-temporary impairment
Caps: Interest rate cap derivatives	PCI: Purchased credit impaired
CDI: Core deposit intangible	Provision: Provision for loan/lease losses
Community National: Community National Bancorporation	QCBT: Quad City Bank & Trust Company
CRBT: Cedar Rapids Bank & Trust Company	RB&T: Rockford Bank & Trust Company
CRE: Commercial real estate	ROAA: Return on Average Assets
CSB: Community State Bank	SBA: U.S. Small Business Administration
C&I: Commercial and industrial	SEC: Securities and Exchange Commission
EPS: Earnings per share	SFC Bank: Springfield First Community Bank
Exchange Act: Securities Exchange Act of 1934, as	Springfield Bancshares: Springfield Bancshares, Inc.
amended	TA: Tangible assets
FASB: Financial Accounting Standards Board	TCE: Tangible common equity
FDIC: Federal Deposit Insurance Corporation	TDRs: Troubled debt restructurings
FHLB: Federal Home Loan Bank	TEY: Tax equivalent yield
FRB: Federal Reserve Bank of Chicago	The Company: QCR Holdings, Inc.
GAAP: Generally Accepted Accounting Principles	USDA: U.S. Department of Agriculture

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of June 30, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
June 30, 2019:
Securities HTM:
Municipal securities	$387,663	$17,967	$(468)	$405,162
Other securities	1,050	—	—	1,050
	$388,713	$17,967	$(468)	$406,212

Securities AFS:
U.S. govt. sponsored agency securities	$35,430	$431	$(99)	$35,762
Residential mortgage-backed and related securities	157,760	2,053	(585)	159,228
Municipal securities	51,948	1,259	(18)	53,189
Other securities	6,754	157	—	6,911
	$251,892	$3,900	$(702)	$255,090

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
December 31, 2018:
Securities HTM:
Municipal securities	$400,863	$5,661	$(6,803)	$399,721
Other securities	1,050	—	(1)	1,049
	$401,913	$5,661	$(6,804)	$400,770

Securities AFS:
U.S. govt. sponsored agency securities	$37,150	$39	$(778)	$36,411
Residential mortgage-backed and related securities	163,698	182	(4,631)	159,249
Municipal securities	59,069	180	(703)	58,546
Other securities	6,754	100	(4)	6,850
	$266,671	$501	$(6,116)	$261,056

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2019 and December 31, 2018, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
June 30, 2019:
Securities HTM:
Municipal securities	$513	$(3)	$21,731	$(465)	$22,244	$(468)
Other securities	—	—	—	—	—	—
	$513	$(3)	$21,731	$(465)	$22,244	$(468)

Securities AFS:
U.S. govt. sponsored agency securities	$—	$—	$6,652	$(99)	$6,652	$(99)
Residential mortgage-backed and related securities	—	—	47,176	(585)	47,176	(585)
Municipal securities	—	—	2,914	(18)	2,914	(18)
Other securities	248	—	—	—	248	—
	$248	$—	$56,742	$(702)	$56,990	$(702)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2018:
Securities HTM:
Municipal securities	$114,201	$(2,187)	$69,412	$(4,616)	$183,613	$(6,803)
Other securities	549	(1)	—	—	549	(1)
	$114,750	$(2,188)	$69,412	$(4,616)	$184,162	$(6,804)
Securities AFS:
U.S. govt. sponsored agency securities	$1,565	$(34)	$29,605	$(744)	$31,170	$(778)
Residential mortgage-backed and related securities	12,810	(148)	133,535	(4,483)	146,345	(4,631)
Municipal securities	28,356	(394)	15,932	(309)	44,288	(703)
Other securities	4,249	(4)	—	—	4,249	(4)
	$46,980	$(580)	$179,072	$(5,536)	$226,052	$(6,116)

At June 30, 2019, the investment portfolio included 587 securities. Of this number, 69 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 0.2% of the total amortized cost of the portfolio. Of these 69 securities, 67 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.

The Company did not recognize OTTI on any investment securities for the three or six months ended June 30, 2019 and 2018.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

All sales of securities for the three and six months ended June 30, 2019 were securities identified as AFS.  There were no sales for the three and six months ended June 30, 2018.  Information on proceeds received, as well as pre-tax gross gains and losses from sales on those securities are as follows:

Three and Six Months Ended
June 30, 2019
(dollars in thousands)

Proceeds from sales of securities	$4,661
Gross gains from sales of securities	—
Gross losses from sales of securities	(52)

The amortized cost and fair value of securities as of June 30, 2019 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value
	(dollars in thousands)
Securities HTM:
Due in one year or less	$2,781	$2,794
Due after one year through five years	32,323	32,929
Due after five years	353,609	370,489
	$388,713	$406,212
Securities AFS:
Due in one year or less	$1,624	$1,633
Due after one year through five years	27,466	27,638
Due after five years	65,042	66,591
	94,132	95,862
Residential mortgage-backed and related securities	157,760	159,228
	$251,892	$255,090

Portions of the U.S. government sponsored agency securities, municipal securities and other securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity. These callable securities are summarized as follows:

	Amortized Cost	Fair Value
	(dollars in thousands)
Securities HTM:
Municipal securities	$188,313	$193,173

Securities AFS:
U.S. govt. sponsored agency securities	4,999	5,003
Municipal securities	44,184	45,185
Other securities	6,505	6,662
	$55,688	$56,850

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

As of June 30, 2019, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 101 issuers with fair values totaling $81.0 million and revenue bonds issued by 159 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $377.3 million. The Company held investments in general obligation bonds in 24 states, including six states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 19 states, including seven states in which the aggregate fair value exceeded $5.0 million.

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

Both general obligation and revenue bonds are diversified across many issuers. As of  June 30, 2019 and December 31, 2018 the Company held revenue bonds of one single issuer, located in Ohio, of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. The issuer’s financial condition is strong and the source of repayment is diversified. The Company monitors the investment and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by each of the five charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually, and as of June 30, 2019, all were well within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of June 30, 2019, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of June 30, 2019 and December 31, 2018 is presented as follows:

	As of June 30,	As of December 31,
	2019	2018
	(dollars in thousands)

C&I loans *	$1,548,657	$1,429,410
CRE loans
Owner-occupied CRE	494,638	500,654
Commercial construction, land development, and other land	312,578	236,787
Other non owner-occupied CRE	1,030,257	1,028,670
	1,837,473	1,766,111

Direct financing leases **	101,180	117,969
Residential real estate loans ***	293,479	290,759
Installment and other consumer loans	120,947	119,381
	3,901,736	3,723,630
Plus deferred loan/lease origination costs, net of fees	8,783	9,124
	3,910,519	3,732,754
Less allowance	(41,104)	(39,847)
	$3,869,415	$3,692,907
** Direct financing leases:
Net minimum lease payments to be received	$111,764	$130,371
Estimated unguaranteed residual values of leased assets	690	828
Unearned lease/residual income	(11,274)	(13,230)
	101,180	117,969
Plus deferred lease origination costs, net of fees	2,760	3,642
	103,940	121,611
Less allowance	(1,459)	(1,792)
	$102,481	$119,819

*     Includes equipment financing agreements outstanding at m2, totaling $122.6 million and $103.4 million as of June 30, 2019 and December 31, 2018, respectively.

**   Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors, which is combined with management's expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider, which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three and six months ended June 30, 2019 and 2018.

*** Includes residential real estate loans held for sale totaling $4.2 million and $1.3 million as of June 30, 2019 and December 31, 2018, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Changes in accretable yield for acquired loans were as follows:

	Three months ended June 30, 2019			Six months ended June 30, 2019
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(319)	$(8,830)	$(9,149)	$(667)	$(9,656)	$(10,323)
Reclassification of nonaccretable discount to accretable	(159)	—	(159)	(159)	—	(159)
Accretion recognized	327	812	1,139	675	1,638	2,313
Balance at the end of the period	$(151)	$(8,018)	$(8,169)	$(151)	$(8,018)	$(8,169)

	Three months ended June 30, 2018			Six months ended June 30, 2018
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(157)	$(5,659)	$(5,816)	$(191)	$(6,280)	$(6,471)
Accretion recognized	15	608	623	49	1,229	1,278
Balance at the end of the period	$(142)	$(5,051)	$(5,193)	$(142)	$(5,051)	$(5,193)

The aging of the loan/lease portfolio by classes of loans/leases as of June 30, 2019 and December 31, 2018 is presented as follows:

	As of June 30, 2019
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total
	(dollars in thousands)

C&I	$1,540,661	$4,136	$307	$—	$3,553	$1,548,657
CRE
Owner-Occupied CRE	493,877	571	—	—	190	494,638
Commercial Construction, Land Development, and Other Land	312,288	96	—	—	194	312,578
Other Non Owner-Occupied CRE	1,024,769	67	11	—	5,410	1,030,257
Direct Financing Leases	98,581	971	80	—	1,548	101,180
Residential Real Estate	291,605	190	160	54	1,470	293,479
Installment and Other Consumer	120,082	78	—	4	783	120,947
	$3,881,863	$6,109	$558	$58	$13,148	$3,901,736

As a percentage of total loan/lease portfolio	99.49%	0.16%	0.01%	0.00%	0.34%	100.00%

	As of December 31, 2018
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total
	(dollars in thousands)

C&I	$1,423,406	$930	$597	$389	$4,088	$1,429,410
CRE
Owner-Occupied CRE	500,138	—	193	107	216	500,654
Commercial Construction, Land Development, and Other Land	234,704	1,764	—	—	319	236,787
Other Non Owner-Occupied CRE	1,022,664	484	—	—	5,522	1,028,670
Direct Financing Leases	114,078	1,642	488	—	1,761	117,969
Residential Real Estate	284,844	3,877	206	89	1,743	290,759
Installment and Other Consumer	118,343	356	24	47	611	119,381
	$3,698,177	$9,053	$1,508	$632	$14,260	$3,723,630

As a percentage of total loan/lease portfolio	99.32%	0.24%	0.04%	0.02%	0.38%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NPLs by classes of loans/leases as of June 30, 2019 and December 31, 2018 are presented as follows:

	As of June 30, 2019
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More*	Loans/Leases*	Accruing TDRs	Total NPLs	Total NPLs
	(dollars in thousands)

C&I	$—	$3,553	$1,112	$4,665	32.13%
CRE
Owner-Occupied CRE	—	190	104	294	2.02%
Commercial Construction, Land Development, and Other Land	—	194	—	194	1.34%
Other Non Owner-Occupied CRE	—	5,410	—	5,410	37.26%
Direct Financing Leases	—	1,548	97	1,645	11.33%
Residential Real Estate	54	1,470	—	1,524	10.50%
Installment and Other Consumer	4	783	—	787	5.42%
	$58	$13,148	$1,313	$14,519	100.00%

*     Nonaccrual loans/leases included $2.8 million of TDRs, including $28 thousand in C&I loans, $2.2 million in CRE loans, $314 thousand in direct financing leases, $286 thousand in residential real estate loans, and $2 thousand in installment loans.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued
Changes in the allowance by portfolio segment for the three and six months ended June 30, 2019 and 2018, respectively, are presented as follows:

	Three Months Ended June 30, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Balance, beginning	$17,260	$18,303	$1,606	$2,538	$1,457	$41,164
Provisions (credits) charged to expense	1,116	414	331	86	(6)	1,941
Loans/leases charged off	(193)	(1,369)	(497)	(73)	(20)	(2,152)
Recoveries on loans/leases previously charged off	65	15	19	31	21	151
Balance, ending	$18,248	$17,363	$1,459	$2,582	$1,452	$41,104

	Three Months Ended June 30, 2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Balance, beginning	$15,065	$14,938	$2,730	$2,375	$1,424	$36,532
Provisions (credits) charged to expense	777	872	688	57	(93)	2,301
Loans/leases charged off	(729)	—	(794)	—	(1)	(1,524)
Recoveries on loans/leases previously charged off	121	9	100	1	5	236
Balance, ending	$15,234	$15,819	$2,724	$2,433	$1,335	$37,545

	Six Months Ended June 30, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Balance, beginning	$16,420	$17,719	$1,792	$2,557	$1,359	$39,847
Provisions charged to expense	2,123	948	776	68	160	4,075
Loans/leases charged off	(527)	(1,369)	(1,149)	(73)	(94)	(3,212)
Recoveries on loans/leases previously charged off	232	65	40	30	27	394
Balance, ending	$18,248	$17,363	$1,459	$2,582	$1,452	$41,104

	Six Months Ended June 30, 2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Balance, beginning	$14,323	$13,963	$2,382	$2,466	$1,222	$34,356
Provisions charged to expense	1,585	1,837	1,293	18	108	4,841
Loans/leases charged off	(824)	—	(1,079)	(52)	(6)	(1,961)
Recoveries on loans/leases previously charged off	150	19	128	1	11	309
Balance, ending	$15,234	$15,819	$2,724	$2,433	$1,335	$37,545

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

The allowance by impairment evaluation and by portfolio segment as of June 30, 2019 and December 31, 2018 is presented as follows:

	As of June 30, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Allowance for impaired loans/leases	$1,085	$445	$93	$192	$152	$1,967
Allowance for nonimpaired loans/leases	17,163	16,918	1,366	2,390	1,300	39,137
	$18,248	$17,363	$1,459	$2,582	$1,452	$41,104

Impaired loans/leases	$4,520	$7,736	$1,860	$1,628	$1,052	$16,796
Nonimpaired loans/leases	1,544,137	1,829,737	99,320	291,851	119,895	3,884,940
	$1,548,657	$1,837,473	$101,180	$293,479	$120,947	$3,901,736

Allowance as a percentage of impaired loans/leases	24.00%	5.75%	5.00%	11.79%	14.45%	11.71%
Allowance as a percentage of nonimpaired loans/leases	1.11%	0.92%	1.38%	0.82%	1.08%	1.01%
Total allowance as a percentage of total loans/leases	1.18%	0.94%	1.44%	0.88%	1.20%	1.05%

	As of December 31, 2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Allowance for impaired loans/leases	$973	$2,124	$194	$257	$111	$3,659
Allowance for nonimpaired loans/leases	15,447	15,595	1,598	2,300	1,248	36,188
	$16,420	$17,719	$1,792	$2,557	$1,359	$39,847

Impaired loans/leases	$4,499	$10,447	$2,249	$2,110	$898	$20,203
Nonimpaired loans/leases	1,424,911	1,755,664	115,720	288,649	118,483	3,703,427
	$1,429,410	$1,766,111	$117,969	$290,759	$119,381	$3,723,630

Allowance as a percentage of impaired loans/leases	21.62%	20.33%	8.63%	12.18%	12.38%	18.11%
Allowance as a percentage of nonimpaired loans/leases	1.08%	0.89%	1.38%	0.80%	1.05%	0.98%
Total allowance as a percentage of total loans/leases	1.15%	1.00%	1.52%	0.88%	1.14%	1.07%

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the six months ended June 30, 2019 are presented as follows:

						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received
	(dollars in thousands)

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$2,048	$2,088	$—	$1,680	$52	$52
CRE
Owner-Occupied CRE	216	232	—	187	11	11
Commercial Construction, Land Development, and Other Land	546	902	—	628	13	13
Other Non Owner-Occupied CRE	3,417	4,296	—	4,183	92	92
Direct Financing Leases	1,600	1,600	—	1,901	16	16
Residential Real Estate	810	1,001	—	765	1	1
Installment and Other Consumer	875	875	—	797	7	7
	$9,512	$10,994	$—	$10,141	$192	$192

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$2,472	$2,478	$1,085	$1,917	$18	$18
CRE
Owner-Occupied CRE	124	124	21	129	—	—
Commercial Construction, Land Development, and Other Land	142	142	31	145	—	—
Other Non Owner-Occupied CRE	3,291	3,291	393	1,588	—	—
Direct Financing Leases	260	260	93	196	1	1
Residential Real Estate	818	818	192	829	3	3
Installment and Other Consumer	177	177	152	136	—	—
	$7,284	$7,290	$1,967	$4,940	$22	$22

Total Impaired Loans/Leases:
C&I	$4,520	$4,566	$1,085	$3,597	$70	$70
CRE
Owner-Occupied CRE	340	356	21	316	11	11
Commercial Construction, Land Development, and Other Land	688	1,044	31	773	13	13
Other Non Owner-Occupied CRE	6,708	7,587	393	5,771	92	92
Direct Financing Leases	1,860	1,860	93	2,097	17	17
Residential Real Estate	1,628	1,819	192	1,594	4	4
Installment and Other Consumer	1,052	1,052	152	933	7	7
	$16,796	$18,284	$1,967	$15,081	$214	$214

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended June 30, 2019 and 2018, respectively are presented as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
			Interest Income			Interest Income
	Average		Recognized for	Average		Recognized for
	Recorded	Interest Income	Cash Payments	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Recognized	Received	Investment	Recognized	Received
	(dollars in thousands)

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,683	$29	$29	$1,401	$59	$59
CRE
Owner-Occupied CRE	194	7	7	289	6	6
Commercial Construction, Land Development, and Other Land	603	6	6	—	—	—
Other Non Owner-Occupied CRE	3,985	22	22	1,105	—	—
Direct Financing Leases	1,795	7	7	2,199	3	3
Residential Real Estate	801	—	—	929	—	—
Installment and Other Consumer	816	3	3	101	—	—
	$9,877	$74	$74	$6,024	$68	$68

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$2,046	$9	$9	$353	$2	$2
CRE
Owner-Occupied CRE	127	—	—	145	—	—
Commercial Construction, Land Development, and Other Land	143	—	—	5,492	—	—
Other Non Owner-Occupied CRE	1,980	—	—	—	—	—
Direct Financing Leases	227	—	—	566	—	—
Residential Real Estate	822	1	1	512	3	3
Installment and Other Consumer	150	—	—	117	—	—
	$5,495	$10	$10	$7,185	$5	$5

Total Impaired Loans/Leases:
C&I	$3,729	$38	$38	$1,754	$61	$61
CRE
Owner-Occupied CRE	321	7	7	434	6	6
Commercial Construction, Land Development, and Other Land	746	6	6	5,492	—	—
Other Non Owner-Occupied CRE	5,965	22	22	1,105	—	—
Direct Financing Leases	2,022	7	7	2,765	3	3
Residential Real Estate	1,623	1	1	1,441	3	3
Installment and Other Consumer	966	3	3	218	—	—
	$15,372	$84	$84	$13,209	$73	$73

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
		CRE
			Non-Owner Occupied
			Commercial
			Construction,
			Land
		Owner-Occupied	Development,			As a % of
Internally Assigned Risk Rating	C&I	CRE	and Other Land	Other CRE	Total	Total
	(dollars in thousands)

Pass (Ratings 1 through 5)	$1,398,762	$487,200	$308,269	$1,008,427	$3,202,658	98.14%
Special Mention (Rating 6)	9,811	4,236	64	5,802	19,913	0.61%
Substandard (Rating 7)	17,460	3,202	4,245	16,028	40,935	1.25%
Doubtful (Rating 8)	—	—	—	—	—	—%
	$1,426,033	$494,638	$312,578	$1,030,257	$3,263,506	100.00%

	As of June 30, 2019
		Direct Financing	Residential Real	Installment and		As a % of
Delinquency Status *	C&I	Leases	Estate	Other Consumer	Total	Total
	(dollars in thousands)

Performing	$121,836	$99,536	$291,955	$120,160	$633,487	99.26%
Nonperforming	788	1,644	1,524	787	4,743	0.74%
	$122,624	$101,180	$293,479	$120,947	$638,230	100.00%

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

As of June 30, 2019 and December 31, 2018, TDRs totaled $4.1 million and $6.5 million, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three and six months ended June 30, 2019 and 2018. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended June 30, 2019				For the three months ended June 30, 2018
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number of	Recorded	Recorded	Specific	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance	Loans / Leases	Investment	Investment	Allowance
	(dollars in thousands)
CONCESSION - Significant Payment Delay
C&I	1	$52	$52	$—	—	$—	$—	$—
	1	$52	$52	$—	—	$—	$—	$—

CONCESSION - Foregiveness of Principal
C&I	1	$587	$537	$—	—	$—	$—	$—
	1	$587	$537	$—	—	$—	$—	$—

TOTAL	2	$639	$589	$—	—	$—	$—	$—

	For the six months ended June 30, 2019				For the six months ended June 30, 2018
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number of	Recorded	Recorded	Specific	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans/Leases	Investment	Investment	Allowance	Loans/Leases	Investment	Investment	Allowance
	(dollars in thousands)
CONCESSION - Significant Payment Delay
C&I	2	$71	$71	$—	—	$—	$—	$—
Residential Real Estate	—	—	—	—	1	46	46	—
Direct Financing Leases	3	103	103	5	2	48	48	—
	5	$174	$174	$5	3	$94	$94	$—

CONCESSION - Forgiveness of Principal
C&I	1	$587	$537	$—	—	$—	$—	$—
	1	$587	$537	$—	—	$—	$—	$—

TOTAL	6	$761	$711	$5	3	$94	$94	$—

Of the loans restructured during the six months ended June 30, 2019, two with post-modification recorded balances of $65 thousand were on nonaccrual. Of the loans restructured during the six months ended June 30, 2018, one with a post-modification recorded balance of $46 thousand was on nonaccrual.

For the three and six months ended June 30, 2019, three of the Company's TDRs redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. Two of these TDRs were related to one customer whose leases were restructured in the first quarter of 2019 with pre-modification balances totaling $66 thousand. The other TDR related to a customer whose loan was restructured in the third quarter of 2018 with an original pre-modification balance of $2.9 million and a current pre-modification balance of $1.5 million and a partial charge off of $879 thousand in the second quarter of 2019.

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

Not included in the table above, the Company had three TDRs that were restructured and charged off for the six months ended June 30, 2019, totaling $161 thousand.  The Company had eight TDRs that were restructured and charged off for the six months ended June 30, 2018, totaling $577 thousand.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 4 – DERIVATIVES

The Company uses interest rate swap and cap instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.  The Company entered into two interest rate caps on June 5, 2014 to hedge against the risk of rising interest rates on short-term liabilities.  The short-term liabilities consist of $30.0 million of 1-month FHLB advances, and the benchmark rate hedged is 1-month LIBOR.  The interest rate caps are designated as a cash flow hedge in accordance with ASC 815.  An initial premium of $2.1 million was paid upfront for the caps. As noted below, one of the caps matured during the quarter ended June 30, 2019. The details of the interest rate caps are as follows:

			Balance Sheet		1-Month LIBOR	Fair Value as of
Hedged Instrument	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	June 30, 2019	December 31, 2018
(dollars in thousands)

1-month FHLB Advance	6/3/2014	6/5/2019	Other Assets	$15,000	N/A	$-	$117
1-month FHLB Advance	6/5/2014	6/5/2021	Other Assets	15,000	1.49%	98	342
				$30,000		$98	$459

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

			Balance Sheet				Fair Value as of
Hedged Instrument	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	June 30, 2019	December 31, 2018
(dollars in thousands)

QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Other Liabilities	$10,000	5.17%	5.85%	$(965)	$(298)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Other Liabilities	8,000	5.17%	5.85%	(772)	(239)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Other Liabilities	10,000	4.15%	4.54%	(940)	(288)
Community National Statutory Trust II	9/20/2018	9/20/2028	Other Liabilities	3,000	4.56%	5.17%	(288)	(89)
Community National Statutory Trust III	9/15//2018	9/15/2028	Other Liabilities	3,500	4.16%	4.75%	(336)	(104)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Other Liabilities	4,500	4.16%	4.75%	(431)	(133)
				$39,000	4.65%	5.24%	$(3,732)	$(1,151)

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

	June 30, 2019		December 31, 2018
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$596,451	$65,824	$445,022	$22,196
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$596,451	$65,824	$445,022	$22,196

Swap fee income totaled $11.1 million and $2.6 million for the six months ended June 30, 2019 and 2018, respectively.  Swap fee income totaled $10.8 million for the year ended December 31, 2018.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 5 –BORROWINGS

On February 12, 2019, the Company completed an underwritten public offering of $65.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on February 15, 2029.  Net proceeds, after deducting the underwriting discount and estimated expenses, were $63.4 million.  The subordinated notes, which qualify as Tier 2 capital for the Company, are at a fixed rate of 5.375% per year until but excluding February 15, 2024.  On this date, the interest rate will change to an annual floating rate equal to three-month LIBOR plus 282 basis points until the maturity date.  The interest on the subordinated notes are payable semi-annually, commencing on August 15, 2019 during the five year fixed term and thereafter quarterly, commencing on February 15, 2024.  The subordinated notes have an optional redemption at par in whole or in part on any interest payment date on or after February 15, 2024.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.  Unamortized debt issuance costs related to the subordinated notes totaled $1.5 million at June 30, 2019.

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

In the second quarter of 2019, the Company renewed its revolving line of credit. At renewal, the line amount was increased from $10.0 million to $20.0 million. The interest on the revolving line of credit is calculated at the effective LIBOR rate plus 2.25% per annum (4.57% at June 30, 2019).  Prior to the renewal, the interest on the revolving line of credit was calculated at the effective LIBOR rate plus 2.50% per annum. The collateral on the revolving line of credit is the original stock certificates and stock powers of all bank subsidiaries.  The outstanding balance on the revolving line of credit was $0 and $9.0 million at June 30, 2019 and December 31, 2018, respectively.

The Company prepaid two wholesale structured repurchase agreements in the second quarter of 2019 using excess funds generated by strong deposit growth.  The first wholesale structured repurchase agreement totaled $5.0 million and had original maturity date of March 13, 2020 with a rate of 2.58%.  The second wholesale structured repurchase agreement totaled $20.0 million and had an original maturity of June 13, 2020 with a rate of 2.46%. The loss on the prepayment of the two wholesale structured repurchase agreements totaled $50 thousand.  In addition, wholesale structured repurchase agreements totaling $10.0 million matured in the second quarter of 2019. The wholesale structured repurchase agreements were utilized as an alternative funding source to FHLB advances and customer deposits. Wholesale structured repurchase agreements were collateralized by certain U.S. government agency securities and residential mortgage backed and related securities.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 6 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands, except share data)

Net income	$13,504	$10,445	$26,422	$20,995

Basic EPS	$0.86	$0.75	$1.68	$1.51
Diluted EPS	$0.85	$0.73	$1.66	$1.48

Weighted average common shares outstanding	15,714,588	13,919,565	15,703,967	13,904,113
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	223,789	312,858	226,692	314,890
Weighted average common and common equivalent shares outstanding	15,938,377	14,232,423	15,930,659	14,219,003

The increase in weighted average common shares outstanding when comparing the three and six months ended June 30, 2019 to June 30, 2018 was primarily due to the common stock issuance as a result of the merger with Springfield Banshares as discussed in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Assets and liabilities measured at fair value on a recurring basis comprise the following at June 30, 2019 and December 31, 2018:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
June 30, 2019:
Securities AFS:
U.S. govt. sponsored agency securities	$35,762	$—	$35,762	$—
Residential mortgage-backed and related securities	159,228	—	159,228	—
Municipal securities	53,189	—	53,189	—
Other securities	6,911	—	6,911	—
Interest rate caps	98	—	98	—
Interest rate swaps - assets	65,824	—	65,824	—
Total assets measured at fair value	$321,012	$—	$321,012	$—

Interest rate swaps - liabilities	$69,556	$—	$69,556	$—
Total liabilities measured at fair value	$69,556	$—	$69,556	$—

December 31, 2018:
Securities AFS:
U.S. govt. sponsored agency securities	$36,411	$—	$36,411	$—
Residential mortgage-backed and related securities	159,249	—	159,249	—
Municipal securities	58,546	—	58,546	—
Other securities	6,850	—	6,850	—
Interest rate caps	459	—	459	—
Interest rate swaps - assets	22,196	—	22,196	—
Total assets measured at fair value	$283,711	$—	$283,711	$—

Interest rate swaps - liabilities	$23,347	$—	$23,347	$—
Total liabilities measured at fair value	$23,347	$—	$23,347	$—

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three and six months ended June 30, 2019 or 2018.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Assets measured at fair value on a non-recurring basis comprise the following at June 30, 2019 and December 31, 2018:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
June 30, 2019:
Impaired loans/leases	$7,539	$—	$—	$7,539
OREO	9,328	—	—	9,328
	$16,867	$—	$—	$16,867

December 31, 2018:
Impaired loans/leases	$9,657	$—	$—	$9,657
OREO	10,128	—	—	10,128
	$19,785	$—	$—	$19,785

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	June 30,	December 31,
	2019	2018	Valuation Technique	Unobservable Input	Range
	(dollars in thousands)

Impaired loans/leases	$7,539	$9,657	Appraisal of collateral	Appraisal adjustments	(10.00)%	to	(30.00)%
OREO	9,328	10,128	Appraisal of collateral	Appraisal adjustments	0.00%	to	(35.00)%

For the impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three and six months ended June 30, 2019 and 2018.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of June 30, 2019		As of December 31, 2018
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
		(dollars in thousands)

Cash and due from banks	Level 1	$87,919	$87,919	$85,523	$85,523
Federal funds sold	Level 2	10,215	10,215	26,398	26,398
Interest-bearing deposits at financial institutions	Level 2	195,282	195,282	133,198	133,198
Investment securities:
HTM	Level 2	388,713	406,212	401,913	400,770
AFS	See Previous Table	255,090	255,090	261,056	261,056
Loans/leases receivable, net	Level 3	6,981	7,539	8,942	9,657
Loans/leases receivable, net	Level 2	3,862,434	3,842,781	3,683,965	3,639,329
Interest rate caps	Level 2	98	98	459	459
Interest rate swaps - assets	Level 2	65,824	65,824	22,196	22,196
Deposits:
Nonmaturity deposits	Level 2	3,275,004	3,275,004	3,002,327	3,002,327
Time deposits	Level 2	1,047,506	1,033,017	974,704	968,906
Short-term borrowings	Level 2	19,191	19,191	28,774	28,774
FHLB advances	Level 2	105,733	105,768	266,492	265,926
Other borrowings	Level 2	—	—	67,250	67,770
Subordinated notes	Level 2	68,274	68,478	4,782	4,933
Junior subordinated debentures	Level 2	37,755	30,465	37,670	29,992
Interest rate swaps - liabilities	Level 2	69,556	69,556	23,347	23,347

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Selected financial information on the Company's business segments is presented as follows as of and for the three and six months ended June 30, 2019 and 2018.

	Commercial Banking					Wealth		Intercompany	Consolidated
	QCBT	CRBT	CSB	SFC Bank	RB&T	Management	All other	Eliminations	Total
	(dollars in thousands)
Three Months Ended June 30, 2019
Total revenue	$20,374	$23,575	$9,730	$7,757	$5,659	$4,249	$17,772	$(17,870)	$71,246
Net interest income	12,632	10,785	7,294	5,425	3,373	—	(1,496)	—	38,013
Provision	973	300	151	485	32	—	—	—	1,941
Net income (loss)	4,505	6,928	2,207	2,079	786	583	13,583	(17,167)	13,504
Goodwill	3,223	14,980	9,888	45,975	—	—	3,682	—	77,748
Intangibles	—	2,935	4,328	7,268	—	—	1,558	—	16,089
Total assets	1,637,115	1,527,521	806,704	671,644	523,262	—	641,639	(613,033)	5,194,852

Three Months Ended June 30, 2018
Total revenue	$16,683	$16,504	$8,406	$—	$5,120	$3,116	$13,024	$(13,142)	$49,711
Net interest income	12,290	10,481	6,735	—	3,402	—	(823)	—	32,085
Provision	1,254	628	221	—	198	—	—	—	2,301
Net income (loss)	4,511	4,705	2,158	—	814	797	10,405	(12,945)	10,445
Goodwill	3,223	14,980	9,888	—	—	—	—	—	28,091
Intangibles	—	3,440	5,030	—	—	—	—	—	8,470
Total assets	1,563,643	1,345,431	712,139	—	484,123	—	463,207	(461,660)	4,106,883

Six Months Ended June 30, 2019
Total revenue	$38,918	$42,819	$19,000	$15,045	$11,255	$8,478	$32,354	$(32,528)	$135,341
Net interest income	24,771	21,193	14,260	10,651	6,801	—	(2,755)	—	74,921
Provision for loan/lease losses	1,993	725	301	985	71	—	—	—	4,075
Net income (loss)	8,690	12,028	4,363	3,732	1,304	1,741	26,181	(31,617)	26,422
Goodwill	3,223	14,980	9,888	45,975	—	—	3,682	—	77,748
Intangibles	—	2,935	4,328	7,268	—	—	1,558	—	16,089
Total assets	1,637,115	1,527,521	806,704	671,644	523,262	—	641,639	(613,033)	5,194,852

Six Months Ended June 30, 2018
Total revenue	$32,491	$32,501	$16,570	$—	$10,118	$6,305	$25,556	$(25,742)	$97,799
Net interest income	24,410	21,317	13,479	—	6,867	—	(1,585)	—	64,488
Provision for loan/lease losses	2,375	1,230	797	—	439	—	—	—	4,841
Net income (loss)	8,969	9,321	4,027	—	1,555	1,568	20,920	(25,365)	20,995
Goodwill	3,223	14,980	9,888	—	—	—	—	—	28,091
Intangibles	—	3,440	5,030	—	—	—	—	—	8,470
Total assets	1,563,643	1,345,431	712,139	—	484,123	—	463,207	(461,660)	4,106,883

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of June 30, 2019 and December 31, 2018, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks' actual capital amounts and ratios as of June 30, 2019 and

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

December 31, 2018 are presented in the following table (dollars in thousands). As of June 30, 2019 and December 31, 2018, each of the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2019:
Company:
Total risk-based capital	$551,046	12.04%	$366,017	>	8.00%	$480,397	>	10.50%	$457,521	>	10.00%
Tier 1 risk-based capital	446,490	9.76%	274,513	>	6.00	388,893	>	8.50	366,017	>	8.00
Tier 1 leverage	446,490	8.96%	199,304	>	4.00	199,304	>	4.00	249,130	>	5.00
Common equity Tier 1	408,735	8.93%	205,884	>	4.50	320,265	>	7.00	297,389	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$171,919	11.53%	$119,322	>	8.00%	$156,610	>	10.50%	$149,152	>	10.00%
Tier 1 risk-based capital	158,453	10.62%	89,491	>	6.00	126,779	>	8.50	119,322	>	8.00
Tier 1 leverage	158,453	9.39%	67,519	>	4.00	67,519	>	4.00	84,398	>	5.00
Common equity Tier 1	158,453	10.62%	67,119	>	4.50	104,407	>	7.00	96,949	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$159,747	11.56%	$110,543	>	8.00%	$145,088	>	10.50%	$138,179	>	10.00%
Tier 1 risk-based capital	146,594	10.61%	82,908	>	6.00	117,452	>	8.50	110,543	>	8.00
Tier 1 leverage	146,594	10.16%	57,716	>	4.00	57,716	>	4.00	72,145	>	5.00
Common equity Tier 1	146,594	10.61%	62,181	>	4.50	96,725	>	7.00	89,816	>	6.50
Community State Bank:
Total risk-based capital	$85,269	12.33%	$55,307	>	8.00%	$72,591	>	10.50%	$69,134	>	10.00%
Tier 1 risk-based capital	78,770	11.39%	41,481	>	6.00	58,764	>	8.50	55,307	>	8.00
Tier 1 leverage	78,770	10.03%	31,420	>	4.00	31,420	>	4.00	39,275	>	5.00
Common equity Tier 1	78,770	11.39%	31,110	>	4.50	48,394	>	7.00	44,937	>	6.50
Springfield First Community Bank:
Total risk-based capital	$65,725	12.91%	$40,724	>	8.00%	$53,451	>	10.50%	$50,906	>	10.00%
Tier 1 risk-based capital	58,978	11.59%	30,543	>	6.00	43,270	>	8.50	40,724	>	8.00
Tier 1 leverage	58,978	10.58%	22,306	>	4.00	22,306	>	4.00	27,883	>	5.00
Common equity Tier 1	58,978	11.59%	22,907	>	4.50	35,634	>	7.00	33,089	>	6.50
Rockford Bank & Trust:
Total risk-based capital	$52,293	10.68%	$39,163	>	8.00%	$51,401	>	10.50%	$48,954	>	10.00%
Tier 1 risk-based capital	46,232	9.44%	29,372	>	6.00	41,611	>	8.50	39,163	>	8.00
Tier 1 leverage	46,232	9.04%	20,466	>	4.00	20,466	>	4.00	25,582	>	5.00
Common equity Tier 1	46,232	9.44%	22,029	>	4.50	34,268	>	7.00	31,820	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2018:
Company:
Total risk-based capital	$460,416	10.69%	$344,551	>	8.00%	$425,305	>	9.875%	$430,689	>	10.00%
Tier 1 risk-based capital	420,569	9.77%	258,413	>	6.00	339,168	>	7.875	344,551	>	8.00
Tier 1 leverage	420,569	8.87%	189,858	>	4.00	189,858	>	4.000	237,322	>	5.00
Common equity Tier 1	382,899	8.89%	193,810	>	4.50	274,564	>	6.375	279,948	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$162,009	11.38%	$113,900	>	8.00%	$140,596	>	9.875%	$142,376	>	10.00%
Tier 1 risk-based capital	148,529	10.43%	85,425	>	6.00	112,121	>	7.875	113,900	>	8.00
Tier 1 leverage	148,529	9.04%	65,744	>	4.00	65,744	>	4.000	82,180	>	5.00
Common equity Tier 1	148,529	10.43%	64,069	>	4.50	90,764	>	6.375	92,544	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$146,292	11.55%	$101,310	>	8.00%	$125,054	>	9.875%	$126,637	>	10.00%
Tier 1 risk-based capital	133,982	10.58%	75,982	>	6.00	99,727	>	7.875	101,310	>	8.00
Tier 1 leverage	133,982	9.98%	53,682	>	4.00	53,682	>	4.000	67,103	>	5.00
Common equity Tier 1	133,982	10.58%	56,987	>	4.50	80,731	>	6.375	82,314	>	6.50
Community State Bank:
Total risk-based capital	$75,233	11.24%	$53,567	>	8.00%	$66,122	>	9.875%	$66,959	>	10.00%
Tier 1 risk-based capital	69,101	10.32%	40,175	>	6.00	52,730	>	7.875	53,567	>	8.00
Tier 1 leverage	69,101	9.19%	30,070	>	4.00	30,070	>	4.000	37,588	>	5.00
Common equity Tier 1	69,101	10.32%	30,131	>	4.50	42,686	>	6.375	43,523	>	6.50
Springfield First Community Bank:
Total risk-based capital	$57,051	12.24%	$37,278	>	8.00%	$46,016	>	9.875%	$46,598	>	10.00%
Tier 1 risk-based capital	51,279	11.00%	27,959	>	6.00	36,696	>	7.875	37,278	>	8.00
Tier 1 leverage	51,279	9.39%	21,849	>	4.00	21,849	>	4.000	27,312	>	5.00
Common equity Tier 1	51,279	11.00%	20,969	>	4.50	29,706	>	6.375	30,289	>	6.50
Rockford Bank & Trust:
Total risk-based capital	$50,648	10.89%	$37,208	>	8.00%	$45,929	>	9.875%	$46,511	>	10.00%
Tier 1 risk-based capital	44,821	9.64%	27,906	>	6.00	36,627	>	7.875	37,208	>	8.00
Tier 1 leverage	44,821	8.93%	20,081	>	4.00	20,081	>	4.000	25,101	>	5.00
Common equity Tier 1	44,821	9.64%	20,930	>	4.50	29,650	>	6.375	30,232	>	6.50

*    June 30, 2019 minimums reflect the fully phased-in ratios (including the capital conservation buffer).

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three and six months ending June 30, 2019. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. The page locations and specific sections and notes that are referred to in this discussion are presented in the table of contents.

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

•

SFC Bank became a subsidiary of the Company in 2018, as further described in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  SFC Bank provides full-service commercial and consumer banking services to the Springfield, Missouri area through its main office located on Glenstone Avenue in Springfield, Missouri.

•

RB&T commenced operations in January 2005 and provides full-service commercial and consumer banking, and trust and asset management services to Rockford, Illinois and adjacent communities through its main office located on Guilford Road in Rockford and its branch facility in downtown Rockford.

EXECUTIVE OVERVIEW

The Company reported net income of $13.5 million and diluted EPS of $0.85 for the quarter ended June 30, 2019. By comparison, for the quarter ended March 31, 2019, the Company reported net income of $12.9 million and diluted EPS of $0.81.  For the quarter ended June 30, 2018, the Company reported net income of $10.4 million, and diluted EPS of $0.73.  For the six months ended June 30, 2019, the Company reported net income of $26.4 million, and diluted EPS of $1.66.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

By comparison, for the six months ended June 30, 2018, the Company reported net income of $21.0 million, and diluted EPS of $1.48.

The second quarter of 2019 was highlighted by several significant items:

•	Record net income of $13.5 million, or $0.85 per diluted share;
•	Record adjusted net income (non-GAAP) of $14.1 million, or $0.88 per diluted share;
•	Annualized loan and lease growth of 11.7% for the quarter and 9.5% year-to-date;
•	Annualized deposit growth of 12.2% for the quarter and 17.4% year-to-date;
•	Record noninterest income of $17.1 million for the quarter and $29.1 million year-to-date;
•	NIM and NIM (TEY) (non-GAAP) stabilized at 3.25% and 3.40%, respectively; and
•	Nonperforming assets down $3.2 million, or 12.2%, from the prior quarter.

Following is a table that represents various net income measurements for the Company.

	For the three months ended			For the six months ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands)

Net income	$13,504	$12,918	$10,445	$26,422	$20,995

Diluted earnings per common share	$0.85	$0.81	$0.73	$1.66	$1.48

Weighted average common and common equivalent shares outstanding	15,938,377	15,922,940	14,232,423	15,930,659	14,219,003

The increase in weighted average common shares outstanding since June 30, 2018 was primarily due to the common stock issued as a result of the merger with Springfield Bancshares as further described in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended			For the six months ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands)

Net interest income	$38,013	$36,908	$32,085	$74,921	$64,488
Provision expense	1,941	2,134	2,301	4,075	4,841
Noninterest income	17,065	11,993	8,912	29,058	17,454
Noninterest expense	36,560	32,435	26,370	68,995	52,234
Federal and state income tax expense	3,073	1,414	1,881	4,487	3,872
Net income	$13,504	$12,918	$10,445	$26,422	$20,995

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following are some noteworthy changes in the Company's financial results:

•

Net interest income in the second quarter of 2019 was up 3% compared to the first quarter of 2019. The increase was primarily due to an $85.5 million increase in average interest earning assets, as reported net interest margin remained stable between quarters.  Net interest income increased 18% compared to the second quarter of 2018 and 16% when comparing the first six months of 2019 to the same period in the prior year.  These increases were primarily due to strong loan growth and the addition of SFC Bank.

•

Provision expense in the second quarter of 2019 decreased 9% compared to the first quarter of 2019.  Provision expense decreased 16% compared to the second quarter of 2018 and 16% when comparing the first six months of 2019 to the same period in the prior year. The decreases were primarily due to continued asset quality improvements. See the Provision for Loan Lease Losses section of this report for additional details.

•

Noninterest income in the second quarter of 2019 increased 42% compared to the first quarter of 2019 primarily due to higher swap fee income. Noninterest income increased 91% compared to the second quarter of 2018 and 66% when comparing the first six months of 2019 to the same period in the prior year.  These increases were primarily attributable to higher swap fee income as well as solid growth in wealth management fee income and the addition of SFC Bank and the Bates Companies.

•

Noninterest expense increased 13% in the second quarter of 2019 compared to the first quarter of 2019.  In the second quarter of 2019, there was $708 thousand of post-acquisition compensation, transition and integration cost as compared to $134 thousand in the first quarter of 2019.  Net cost and gains/losses on operations of other real estate was $1.2 million in the second quarter of 2019 primarily due to a write down of an OREO property of $1 million, as compared to $298 thousand in the first quarter of 2019. Additionally, the Company incurred approximately $2.5 million in additional bonus and commission expense during the second quarter due to strong year-to-date results and higher than expected fee income. Noninterest expense increased 39% compared to the second quarter of 2018 and 32% when comparing the first six months of 2019 to the same period in the prior year primarily due to the addition of SFC Bank.

•

Federal and state income tax expense in the second quarter of 2019 increased 117% compared to the first quarter of 2019. Federal and state income tax expense increased 63% compared to the second quarter of 2018 and 16% when comparing the first six months of 2019 to the same period in the prior year. See the “Income Taxes” section of this report for additional details on these decreases.

LONG-TERM FINANCIAL GOALS

As previously stated, the Company has established certain financial goals by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company's ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10‑K for the year ended December 31, 2018. The Company's long-term financial goals are as follows:

•	Generate strong organic loan and lease growth in order to maintain a gross loans and leases to total assets ratio in the range of 73 – 78%;
•	Improve profitability (measured by NIM and ROAA);
•	Support strong asset quality by maintaining NPAs to total assets to below 0.75% and maintaining charge-offs as a percentage of average loans/leases of under 0.25% annually;

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

•	Grow core deposits to maintain reliance on wholesale funding at less than 15% of total assets;
•	Continue to focus on generating gains on sales of government guaranteed portions of loans and swap fee income between $8 million and $12 million annually; and
•	Grow wealth management net income by 10% annually.

The following table shows the evaluation of the Company's long-term financial goals:

			For the Quarter Ending
Goal	Key Metric	Target **	June 30, 2019		March 31, 2019		June 30, 2018
Balance sheet efficiency	Gross loans and leases to total assets	73% - 78%	75%		75%		76%
	NIM TEY (non-GAAP)*	> 3.35%	3.40%		3.40%		3.52%
Profitability	ROAA	> 1.10%	1.06%		1.04%		1.03%
	Adjusted ROAA (non-GAAP)*	> 1.10%	1.11%		1.05%		1.08%
Asset quality	NPAs to total assets	< 0.75%	0.45%		0.52%		0.65%
	Net charge-offs to average loans and leases***	< 0.25% annually	0.15%		0.09%		0.11%
Reliance on wholesale funding	Wholesale funding to total assets****	< 15%	10%		12%		13%
Consistent, high quality noninterest income revenue streams	Gains on sales of government guaranteed portions of loans and swap fee income***	$8-12 million annually	$22.3	million	$12.9	million	$5.9	million
	Grow wealth management net income***	> 10% annually	11%		50%		54%

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

STRATEGIC DEVELOPMENTS

The Company took the following actions during the second quarter of 2019 to support its corporate strategy and the long-term financial goals shown above:

•

The Company grew loans and leases in the second quarter of 2019 by 11.7% on an annualized basis and 9.5% year-to-date. Strong loan and lease growth for the remainder of the year will help keep the Company's loans and leases to assets ratio within the targeted range of 73‑78%.

•

The Company has participated, and intends to continue to participate, in a prudent manner, as an acquirer in the consolidation taking place in our markets to continue to grow EPS, further boost ROAA and improve the Company's efficiency ratio.

•

The Company has continued to focus on lowering the NPAs to total assets ratio. This ratio decreased by seven basis points to 0.45% compared to the first quarter 2019. The Company remains committed to improving asset quality ratios in 2019 and beyond.

•

Management has continued to focus on reducing the Company's reliance on wholesale funding. Wholesale funding as a percentage of total assets decreased to 10% in the second quarter of 2019 due to the strong core deposit growth which outpaced the Company’s loan growth. Management continues to prioritize core deposit growth through a variety of strategies including growth in correspondent banking.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

•

Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Illinois,Wisconsin and Missouri. The Company acts as the correspondent bank for 192 downstream banks with average total noninterest bearing deposits of $168.9 million and average total interest bearing deposits of $310.1 million during the first six months of 2019. By comparison, the Company acted as the correspondent bank for 192 downstream banks with average total noninterest bearing deposits of $215.3 million and average total interest bearing deposits of $208.3 million during the first six months of 2018. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.

•

As a result of the relatively low interest rate environment including a flat yield curve, the Company has focused on executing interest rate swaps on select commercial loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent on the pricing. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for the borrowers and the Company. Swap fee income totaled $11.1 million for the six months ended June 30, 2019 as compared to $2.6 million for the six months ended June 30, 2018.

•

Wealth management is another core line of business for the Company and includes a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of June 30, 2019, the Company had $2.95 billion of total financial assets in trust (and related) accounts and $1.75 billion of total financial assets in brokerage (and related) accounts. Continued growth in assets under management are expected to drive trust and investment advisory fees. The Company offers trust and investment advisory services to the correspondent banks that it serves. As management continues to focus on growing wealth management fee income, expanding market share will continue to be a primary strategy, both through organic growth as well as through the acquisition of managed assets.

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

The following tables also include several “adjusted” non-GAAP measurements of financial performance. The Company's management believes that these measures are important to investors as they exclude non-recurring income and expense items; therefore, they provide a better comparison for analysis and may provide a better indicator of future performance.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The efficiency ratio is a ratio that management utilizes to compare the Company to its peers. It is a standard ratio in the banking industry and widely utilized by investors.

	As of
GAAP TO NON-GAAP	June 30,	March 31,	June 30,
RECONCILIATIONS	2019	2019	2018
	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$504,300	$488,407	$369,588
Less: Intangible assets	93,837	94,790	36,561
TCE (non-GAAP)	$410,463	$393,617	$333,027

Total assets (GAAP)	$5,194,852	$5,066,662	$4,106,883
Less: Intangible assets	93,837	94,790	36,561
TA (non-GAAP)	$5,101,015	$4,971,872	$4,070,322

TCE/TA ratio (non-GAAP)	8.05%	7.92%	8.18%

	For the Quarter Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2019	2019	2018	2019	2018
	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$13,504	$12,918	$10,445	$26,422	$20,995
Less nonrecurring items (post-tax) (*):
Income:
Securities losses, net	$(41)	$—	$—	$(41)	$—
Total nonrecurring income (non-GAAP)	$(41)	$—	$—	$(41)	$—
Expense:
Acquisition costs	$—	$—	$327	$—	$400
Post-acquisition compensation, transition and integration costs	559	106	130	665	130
Total nonrecurring expense (non-GAAP)	$559	$106	$457	$665	$530

Adjusted net income (non-GAAP)	$14,104	$13,024	$10,902	$27,128	$21,525

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$14,104	$13,024	$10,902	$27,128	$21,525

Weighted average common shares outstanding	15,714,588	15,693,345	13,919,565	15,703,967	13,904,113
Weighted average common and common equivalent shares outstanding	15,938,377	15,922,940	14,232,423	15,930,659	14,219,003

Adjusted EPS (non-GAAP):
Basic	$0.90	$0.83	$0.78	$1.73	$1.55
Diluted	$0.88	$0.82	$0.77	$1.70	$1.51

ADJUSTED ROAA
Adjusted net income (non-GAAP) (from above)	$14,104	$13,024	$10,902	$27,128	$21,525

Average Assets	$5,077,900	$4,968,502	$4,053,684	$5,023,201	$4,024,188

Adjusted ROAA (annualized) (non-GAAP)	1.11%	1.05%	1.08%	1.08%	1.07%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$38,013	$36,908	$32,085	$74,921	$64,488
Plus: Taxequivalent adjustment	1,808	1,794	1,462	3,509	2,815
Net interest income - taxequivalent (non-GAAP)	$39,821	$38,702	$33,547	$78,430	$67,303
Less: Accquisition accounting net accretion	1,076	1,069	545	2,145	1,244
Adjusted net interest income	38,745	37,633	33,002	76,285	66,059

Average earning assets	$4,698,021	$4,612,553	$3,820,333	$4,655,287	$3,789,905

NIM (GAAP)	3.25%	3.25%	3.37%	3.25%	3.43%
NIM (TEY) (non-GAAP)	3.40%	3.40%	3.52%	3.40%	3.58%
Adjusted NIM (TEY) (non-GAAP)	3.31%	3.31%	3.46%	3.30%	3.51%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$36,560	$32,435	$26,370	$68,995	$52,234

Net interest income (GAAP)	$38,013	$36,908	$32,085	$74,921	$64,488
Noninterest income (GAAP)	17,065	11,993	8,912	29,058	17,454
Total income	$55,078	$48,901	$40,997	$103,979	$81,942

Efficiency ratio (noninterest expense/total income) (non-GAAP)	66.38%	66.33%	64.32%	66.35%	63.75%

*     Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 21%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 19% to $39.8 million for the quarter ended June 30, 2019, compared to the same quarter of the prior year, and increased 17% to $78.4 million for the six months ended June 30, 2019 compared to the same period of the prior year. Excluding the tax equivalent adjustments, net interest income increased 18% for the quarter ended June 30, 2019 compared to the same quarter of the prior year, and increased 16% for the six months ended June 30, 2019 compared to the same period of the prior year. Net interest income improved due to two main factors:

•	The merger of Springfield Bancshares in the third quarter of 2018; and
•	Strong organic loan and deposit growth over the past 12 months.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis			GAAP
	For the Quarter Ended			For the Quarter Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2019	2019	2018	2019	2019	2018
Average Yield on Interest-Earning Assets	4.78%	4.74%	4.44%	4.63%	4.58%	4.28%
Average Cost of Interest-Bearing Liabilities	1.76%	1.72%	1.21%	1.76%	1.72%	1.21%
Net Interest Spread	3.02%	3.02%	3.23%	2.87%	2.86%	3.07%
NIM	3.40%	3.40%	3.52%	3.25%	3.25%	3.37%
NIM Excluding Acquisition Accounting Net Accretion	3.31%	3.31%	3.46%	3.15%	3.15%	3.31%

	Tax Equivalent Basis		GAAP
	For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Average Yield on Interest-Earning Assets	4.76%	4.42%	4.60%	4.28%
Average Cost of Interest-Bearing Liabilities	1.74%	1.13%	1.74%	1.13%
Net Interest Spread	3.02%	3.29%	2.86%	3.15%
NIM	3.40%	3.58%	3.25%	3.43%
NIM Excluding Acquisition Accounting Net Accretion	3.30%	3.51%	3.15%	3.37%

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

	For the Quarter Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2019	2019	2018	2019	2018
	(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$1,076	$1,069	$545	$2,145	$1,244

NIM on a tax equivalent basis remained stable on a linked quarter basis at 3.40%.  Excluding acquisition accounting net accretion, NIM also remained stable on a linked quarter basis at 3.31%.  The stability in net interest margin during the quarter was due to a 4 basis point increase in the yield on interest earning assets, offset by a 4 basis point increase in the total cost of funds (due to both mix and rate).

The Company's management closely monitors and manages NIM. From a profitability standpoint, an important challenge for the Company's subsidiary banks and leasing company is focusing on quality growth in conjunction with  the improvement of their NIMs. Management continually addresses this issue with pricing and other balance sheet

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

management strategies which include better loan pricing, reducing reliance on very rate-sensitive funding, closely managing deposit rate changes and finding additional ways to manage NIM through derivatives.

The Company's average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended June 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$9,690	$56	2.32%	$18,561	$61	1.32%
Interest-bearing deposits at financial institutions	182,651	1,168	2.56%	54,879	228	1.67%
Investment securities (1)	644,999	6,062	3.77%	648,276	5,752	3.56%
Restricted investment securities	21,007	290	5.54%	21,100	212	4.03%
Gross loans/leases receivable (1) (2) (3)	3,839,674	48,413	5.06%	3,077,517	36,008	4.69%
Total interest earning assets	4,698,021	55,989	4.78%	3,820,333	42,261	4.44%

Noninterest-earning assets:
Cash and due from banks	82,394			68,266
Premises and equipment	78,008			63,665
Less allowance	(41,224)			(36,960)
Other	260,701			138,380
Total assets	$5,077,900			$4,053,684

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$2,461,768	8,271	1.35%	$1,919,406	4,089	0.85%
Time deposits	1,013,391	5,554	2.20%	665,643	2,439	1.47%
Short-term borrowings	16,145	81	2.01%	19,024	63	1.33%
FHLB advances	76,154	601	3.17%	174,826	1,019	2.34%
Other borrowings	10,550	92	3.50%	67,044	596	3.57%
Subordinated notes	68,239	993	5.84%	—	—	—%
Junior subordinated debentures	37,731	576	6.12%	37,558	508	5.43%
Total interest-bearing liabilities	3,683,978	16,168	1.76%	2,883,501	8,714	1.21%

Noninterest-bearing demand deposits	796,232			757,954
Other noninterest-bearing liabilities	99,427			47,198
Total liabilities	4,579,637			3,688,653

Stockholders' equity	498,263			365,031
Total liabilities and stockholders' equity	$5,077,900			$4,053,684
Net interest income		$39,821			$33,547
Net interest spread			3.02%			3.23%
Net interest margin			3.25%			3.37%
Net interest margin (TEY)(Non-GAAP)			3.40%			3.52%
Adjusted net interest margin (TEY)(Non-GAAP)			3.31%			3.46%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.53%			132.49%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended June 30, 2019

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume
	2019 vs. 2018
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(5)	$141	$(146)
Interest-bearing deposits at financial institutions	940	177	763
Investment securities (2)	310	501	(191)
Restricted investment securities	78	85	(7)
Gross loans/leases receivable (2) (3)	12,405	2,961	9,444
Total change in interest income	13,728	3,865	9,863

INTEREST EXPENSE
Interest-bearing deposits	4,182	2,807	1,375
Time deposits	3,115	1,517	1,598
Short-term borrowings	18	73	(55)
Federal Home Loan Bank advances	(418)	1,617	(2,035)
Other borrowings	(504)	(11)	(493)
Subordinated notes	993	—	993
Junior subordinated debentures	68	66	2
Total change in interest expense	7,454	6,069	1,385

Total change in net interest income	$6,274	$(2,204)	$8,478

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the six months ended June 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$12,713	$150	2.38%	$19,132	$118	1.24%
Interest-bearing deposits at financial institutions	169,057	2,091	2.49%	52,205	425	1.64%
Investment securities (1)	652,727	12,158	3.76%	648,656	11,418	3.55%
Restricted investment securities	21,146	598	5.70%	21,465	446	4.19%
Gross loans/leases receivable (1) (2) (3)	3,799,645	94,795	5.03%	3,048,447	70,753	4.68%
Total interest earning assets	4,655,287	109,792	4.76%	3,789,905	83,160	4.42%

Noninterest-earning assets:
Cash and due from banks	80,513			67,745
Premises and equipment, net	77,266			63,530
Less allowance for estimated losses on loans/leases	(40,843)			(36,048)
Other	250,979			139,057
Total assets	$5,023,201			$4,024,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,374,939	15,445	1.31%	$1,873,817	7,109	0.77%
Time deposits	1,012,925	10,859	2.16%	641,152	4,301	1.35%
Short-term borrowings	15,261	152	2.01%	18,148	95	1.06%
Federal Home Loan Bank advances	111,755	1,662	3.00%	205,758	2,215	2.17%
Other borrowings	27,126	539	4.01%	65,862	1,182	3.62%
Subordinated notes	53,438	1,557	5.88%	—	—	—
Junior subordinated debentures	37,709	1,148	6.14%	37,534	955	5.13%
Total interest-bearing liabilities	3,633,151	31,362	1.74%	2,842,271	15,857	1.13%

Noninterest-bearing demand deposits	803,266			776,314
Other noninterest-bearing liabilities	96,441			44,826
Total liabilities	4,532,858			3,663,411

Stockholders' equity	490,343			360,778
Total liabilities and stockholders' equity	$5,023,201			$4,024,189
Net interest income		$78,430			$67,303
Net interest spread			3.02%			3.29%
Net interest margin			3.25%			3.43%
Net interest margin (TEY)(Non-GAAP)			3.40%			3.58%
Adjusted net interest margin (TEY)(Non-GAAP)			3.30%			3.51%
Ratio of average interest earning assets to average interest-bearing liabilities	128.13%			133.34%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the six months ended June 30, 2019

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume
	2019 vs. 2018
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$32	$140	$(108)
Interest-bearing deposits at other financial institutions	1,666	314	1,352
Investment securities (2)	740	668	72
Restricted investment securities	152	171	(19)
Gross loans/leases receivable (2) (3) (4)	24,042	5,606	18,436
Total change in interest income	26,632	6,899	19,733
INTEREST EXPENSE
Interest-bearing demand deposits	8,336	6,065	2,271
Time deposits	6,558	3,330	3,228
Short-term borrowings	57	100	(43)
Federal Home Loan Bank advances	(553)	1,606	(2,159)
Other borrowings	(643)	334	(977)
Subordinated notes	1,557	—	1,557
Junior subordinated debentures	193	—	193
Total change in interest expense	15,505	11,435	4,070
Total change in net interest income	$11,127	$(4,536)	$15,663

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased 33%, comparing the second quarter of 2019 to the same period of 2018, and increased 32% comparing the first half of 2019 to the same period of 2018. This increase was primarily the result of the addition of SFC Bank, strong organic loan growth and loans repricing with the rising rate environment.

Overall, the Company's average earning assets increased 23%, comparing the second quarter of 2019 to the second quarter of 2018. During the same time period, average gross loans and leases increased 25%, while average investment securities decreased 1%. Average earning assets increased 23%, comparing the first half of 2019 to the same period of 2018.  Average gross loans and leases increased 25% and average investment securities increased 1%, comparing the first half of 2019 to the same period of 2018. These increases were the result of the addition of SFC Bank and strong organic loan growth.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the second quarter of 2019 increased 86% from the second quarter of 2018 and increased 98%, comparing the first half of 2019 to the same period of 2018.  The addition of SFC Bank primarily contributed to this increase as the Company added over $439 million in deposits.  The Company has grown organically at a significant pace over the past several years and the loan growth has been funded in large part by bigger depositor relationships with higher rate sensitivity, many of which have pricing tied to a certain index.  As a result, the cost of these funds is higher than the rest of the Company’s core deposit portfolio, and the cost rises at a higher rate (beta) as market interest rates rise.  The beta on the balance of the Company’s core deposit portfolio has performed well and is much lower than the beta on relationships with pricing tied to a certain index.  Additionally, the cost of funds on the Company’s short-term wholesale funds has increased with the rising rate environment.

The Company's management intends to continue to shift the mix of funding from wholesale funds to well-priced core deposits, including noninterest-bearing deposits. Continuing this trend is expected to strengthen the Company's franchise value, reduce funding costs and increase fee income opportunities through deposit service charges.

PROVISION FOR LOAN/LEASE LOSSES

The provision is established based on a number of factors, including the Company's historical loss experience, delinquencies and charge-off trends, the local, state and national economies and risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company's provision totaled $1.9 million for the second quarter of 2019, which was a decrease of 16% from the same quarter of the prior year.  Provision for the first six months of 2019 totaled $4.1 million, which was down 16% compared to the first six months of 2018.  These decreases were primarily attributable to improved asset quality.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

In accordance with GAAP for business combination accounting, acquired loans are recorded at fair value; therefore, no allowance is associated with such loans at acquisition. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance through provision. This provision, when coupled with net charge-offs of $2.8 million for the first six months of 2019, increased the Company's allowance to $41.1 million at June 30, 2019. As of June 30, 2019, the Company's allowance to total loans/leases was 1.05%, which was down from 1.07% at December 31, 2018 and down from 1.21% at June 30, 2018. Management continues to evaluate the allowance needed on acquired loans factoring in the net remaining discount ($9.3 million and $6.6 million at June 30, 2019 and June 30, 2018, respectively).

A more detailed discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended
	June 30,	June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)

Trust department fees	$2,361	$2,058	$303	14.7%
Investment advisory and management fees	1,888	1,058	830	78.4
Deposit service fees	1,658	1,610	48	3.0
Gains on sales of residential real estate loans, net	489	102	387	379.4
Gains on sales of government guaranteed portions of loans, net	39	—	39	100.0
Swap fee income	7,891	1,649	6,242	378.5
Securities losses, net	(52)	—	(52)	(100.0)
Earnings on bank-owned life insurance	412	399	13	3.3
Debit card fees	914	844	70	8.3
Correspondent banking fees	172	213	(41)	(19.2)
Other	1,293	979	314	32.1
Total noninterest income	$17,065	$8,912	$8,153	91.5%

	Six Months Ended
	June 30,	June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)

Trust department fees	$4,854	$4,295	$559	13.0%
Investment advisory and management fees	3,624	2,010	1,614	80.3
Deposit service fees	3,212	3,142	70	2.2
Gains on sales of residential real estate loans, net	858	203	655	322.7
Gains on sales of government guaranteed portions of loans, net	70	358	(288)	(80.4)
Swap fee income	11,089	2,608	8,481	325.2
Securities losses, net	(52)	—	(52)	(100.0)
Earnings on bank-owned life insurance	952	817	135	16.5
Debit card fees	1,706	1,610	96	6.0
Correspondent banking fees	388	477	(89)	(18.7)
Other	2,357	1,934	423	21.9
Total noninterest income	$29,058	$17,454	$11,604	66.5%

In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management increased $198.3 million in the first six months of 2019 with 186 new client relationships. With strong growth in assets under management, trust department fees increased 15%, comparing the second quarter of 2019 to the same period of the prior year.  Trust

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

department fees increased 13%, when comparing the first half of 2019 to the same period of the prior year.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts.

Investment advisory and management fees increased 78%, comparing the second quarter of 2019 to the same period of the prior year, and they increased 80% when comparing the first half of 2019 to the first half of 2018.  In October 2018, the Company acquired the Bates Companies which increased assets under management by approximately $704 million as of closing.  Management has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company's Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as the leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, investment advisory and management fees are largely determined based on the value of the investments managed.

Deposit service fees expanded 3% comparing the second quarter of 2019 to the same period of the prior year, and expanded 2% when comparing the first half of 2019 to the same period of the prior year. The Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans, net, increased 379% when comparing the second quarter of 2019 to the same period of the prior year and increased 323% when comparing the first half of 2019 to the same period of the prior year. The increase was due to the addition of SFC Bank which recognized gains on sales of residential real estate of $351 thousand in the second quarter of 2019 and $635 thousand in the first half of 2019. Overall, refinancing activity has slowed, as many of the Company's existing and prospective customers have already executed a refinancing. Therefore, this area has generally become a smaller contributor to overall noninterest income.

The Company's gains on the sale of government-guaranteed portions of loans for the second quarter of 2019 increased 100% compared to the second quarter of 2018 and decreased 80% when comparing the first half of 2019 to the same period of the prior year. Given the nature of these gains, large fluctuations can occur from quarter-to-quarter and year-to-year. The Company continues to leverage its expertise by taking advantage of programs offered by the SBA and the USDA. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company's portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary.  Recently, competitors have been offering SBA loan candidates traditional financing without the guarantee and the Company is not willing to relax its structure for those lending opportunities.

As a result of the interest rate environment, the Company was able to execute numerous interest rate swaps on select commercial loans, including tax credit project loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrowers and the Company. An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from quarter to quarter. Swap fee income totaled $7.9 million for the second quarter of 2019, compared to $1.6 million for the second quarter of 2018.  Swap fee income totaled $11.1 million for the first half of 2019, compared to $2.6 million in the first half of 2018.  The increase in swap fee income for the first three and six months of 2019, as compared to all prior periods, was due to both the volume and the size of the transactions executed.  Future levels of swap fee income are somewhat dependent upon prevailing interest rates.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Securities losses totaled $52 thousand for the three and six months ended June 30, 2019.  By comparison, there were no securities losses for the three and six months ended June 30, 2018.

Earnings on BOLI increased 3% comparing the second quarter of 2019 to the second quarter of 2018, and increased 17% comparing the first half of 2019 to the first half of 2018.  There were no purchases of BOLI within the last 12 months. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity market and can lead to volatility in earnings. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 8% comparing the second quarter of 2019 to the second quarter of the prior year, and increased 6% comparing the first half of 2019 to the first half of 2018. This increase was primarily related to recent acquisitions. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a retail deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees decreased 19% comparing the second quarter of 2019 to the second quarter of the prior year, as well as the first half of 2019 to the first half of 2018. Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 192 banks in Iowa, Illinois and Wisconsin.

Other noninterest income increased 32% comparing the second quarter of 2019 to the second quarter of the prior year, and increased 22% comparing the first half of 2019 to the first half of 2018.  This increase was primarily due to loan related fee income, equity investment income and gain on disposal of leased assets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended
	June 30,	June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)

Salaries and employee benefits	$22,749	$15,804	$6,945	43.9%
Occupancy and equipment expense	3,533	3,133	400	12.8
Professional and data processing fees	3,031	2,771	260	9.4
Acquisition costs	—	414	(414)	(100.0)
Post-acquisition compensation, transition and integration costs	708	165	543	329.1
FDIC insurance, other insurance and regulatory fees	926	840	86	10.2
Loan/lease expense	312	260	52	20.0
Net cost of (income from) and gains/losses on operations of other real estate	1,182	(70)	1,252	(1,788.6)
Advertising and marketing	1,037	753	284	37.7
Bank service charges	508	466	42	9.0
Correspondent banking expense	206	204	2	1.0
Intangibles amortization	615	305	310	101.6
Other	1,753	1,325	428	32.3
Total noninterest expense	$36,560	$26,370	$10,190	38.6%

	Six Months Ended
	June 30,	June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)

Salaries and employee benefits	$43,628	$31,782	$11,846	37.3%
Occupancy and equipment expense	7,227	6,198	1,029	16.6
Professional and data processing fees	5,781	5,479	302	5.5
Acquisition costs	—	506	(506)	(100.0)
Post-acquisition compensation, transition and integration costs	842	165	677	410.3
FDIC insurance, other insurance and regulatory fees	1,890	1,597	293	18.3
Loan/lease expense	526	551	(25)	(4.5)
Net cost of (income from) and gains/losses on operations of other real estate	1,480	62	1,418	2,287.1
Advertising and marketing	1,822	1,446	376	26.0
Bank service charges	991	907	84	9.3
Correspondent banking expense	410	409	1	0.2
Intangibles amortization	1,147	609	538	88.3
Other	3,251	2,523	728	28.9
Total noninterest expense	$68,995	$52,234	$16,761	32.1%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency. One-time charges to post-acquisition transition and integration costs related to the core system conversion of SFC Bank are expected to impact expense throughout 2019.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the second quarter of 2019 to the second quarter of 2018 by 44%.  This line item also increased 37% when comparing the first half of 2019 to the first half of 2018. This increase was primarily related to bonuses and commissions on elevated swap fee income, the addition of SFC Bank employees, new hires and merit increases. Over the past year, the Company has added several producers to bolster growth prospects.  Further, to help support recent and expected growth, the Company has added to operational infrastructure and investing in additional staffing both at the corporate level and at some of the bank charters. Some of these hires are opportunistic, as the Company takes advantage of talent availability in the marketplace as a result of ongoing industry consolidation.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Occupancy and equipment expense increased 13% comparing the second quarter of 2019 to the same period of the prior year, and increased 17% comparing the first half of 2019 to the same period of the prior year. The increased expense was due to higher information technology service contract costs, increases in repairs and maintenance costs and the additions of SFC Bank and the Bates Companies.

Professional and data processing fees increased 9% comparing the first quarter of 2019 to the same period in 2018, and increased 6% comparing the first half of 2019 to the same period of the prior year. This increased expense was mostly due to recent mergers/acquisitions. Legal expense continues to be elevated due to a legal matter at RB&T where two employees have been charged with wrongdoing in connection with an SBA loan application. The Company anticipates these legal expenses will continue until the court proceedings are completed, which the Company expects to occur in early 2020. Neither RB&T nor the Company have been charged in the case. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing one-time costs and driving recurring costs down through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.

There were no acquisition costs in the first six months of 2019.  Acquisition costs totaled $414 thousand  and $506 thousand for the second quarter of 2018 and first half of 2018, respectively. These costs were comprised primarily of legal, accounting and investment banking costs related to mergers/acquisitions.

Post-acquisition costs totaled $708 thousand for the second quarter of 2019 as compared to $165 thousand for the same period of the prior year.  Post-acquisition costs totaled $842 thousand for the first half of 2019 as compared to $165 thousand for the same period of the prior year.  These costs were comprised primarily of personnel costs, IT integration and data conversion costs related to mergers/acquisitions.

FDIC insurance, other insurance and regulatory fee expense increased 10%, comparing the second quarter of 2019 to the second quarter of 2018, and increased 18% comparing the first half of 2019 to the same period of the prior year. The increase in expense was due to the addition of SFC Bank and organic asset growth.

Loan/lease expense increased 20% when comparing the second quarter of 2019 to the same quarter of 2018, and decreased 5% comparing the first half of 2019 to the same period of prior year. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net cost of (income from) and gains/losses on operations of other real estate totaled $1.2 million for the second quarter of 2019, compared to $70 thousand for the second quarter of 2018.  Net cost of (income from) and gains/losses on operations of other real estate totaled $1.5 million for the first half of 2019 compared to $62 thousand for the same period of the prior year.  In the second quarter of 2019, the Company wrote down an OREO property by $1 million.

Advertising and marketing expense increased 38% comparing the second quarter of 2019 to the second quarter of 2018, and increased 26% comparing the first half of 2019 to the same period of the prior year. The increase in expense was primarily due to the addition of SFC Bank.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 9% from the second quarter of 2018 to the second quarter of 2019, as well as comparing the first half of 2019 to the same period of the prior year.  As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses will also increase.

Correspondent banking expense increased 1% when comparing the second quarter of 2019 to the second quarter of 2018 and remained flat when comparing the first half of 2019 to the same period of the prior year.   These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Intangibles amortization expense increased 102% when comparing the second quarter of 2019 to the second quarter of 2018, and increased 88% when comparing the first half of 2019 to the same period of the prior year. The increase was due to the addition of SFC Bank and the Bates Companies.

Other noninterest expense was up 32% when comparing the second quarter of 2019 to the second quarter of 2018, and increased 29% when comparing the first half of 2019 to the same period of the prior year. Included in other noninterest expense are items such as subscriptions, sales and use tax and expenses related to wealth management. A portion of this increase is related to the addition of SFC Bank.

INCOME TAXES

In the second quarter of 2019, the Company incurred income tax expense of $3.1 million.  During the first half of the year, the Company incurred income tax expense of $4.5 million. Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income
	(dollars in thousands)

Computed "expected" tax expense	$3,481	21.0%	$2,589	21.0%	$6,491	21.0%	$5,222	21.0%
Tax exempt income, net	(1,068)	(6.5)	(956)	(7.8)	(2,175)	(7.1)	(1,899)	(7.6)
Bank-owned life insurance	(87)	(0.5)	(84)	(0.7)	(200)	(0.6)	(172)	(0.7)
State income taxes, net of federal benefit, current year	772	4.7	558	4.5	1,421	4.6	1,109	4.5
Tax credits	(38)	(0.2)	—	—	(77)	(0.3)	—	—
True-up adjustment to year-end provision	—	—	—	—	(715)	(2.3)	—	—
Excess tax benefit on stock options exercised and restricted stock awards vested	(54)	(0.3)	(201)	(1.6)	(154)	(0.5)	(333)	(1.3)
Other	67	0.3	(25)	(0.1)	(104)	(0.3)	(55)	(0.3)
Federal and state income tax expense	$3,073	18.5%	$1,881	15.3%	$4,487	14.5%	$3,872	15.6%

The effective tax rate for the quarter ended June 30, 2019 was 18.5%, which was a 3.2% increase from the effective tax rate of 15.3% for the quarter ended June 30, 2018.   The effective tax rate for the six months ended June 30, 2019 was 14.5%, which was a decrease over the effective tax rate of 15.6% for the six months ended June 30, 2018.  During the first quarter of 2019 and in conjunction with the Company’s year-end tax preparation process, the Company identified a one-time true-up adjustment of $715 thousand.  Excluding this, the Company’s effective tax rate was approximately 16.8% for the six months ended June 30, 2019.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	June 30, 2019		March 31, 2019		December 31, 2018		June 30, 2018
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$293,416	6%	$292,559	6%	$245,119	5%	$120,736	3%
Securities	643,803	12%	655,749	13%	662,969	13%	657,997	16%
Net loans/leases	3,869,415	75%	3,758,268	74%	3,692,907	75%	3,077,247	75%
Other assets	388,218	7%	360,086	7%	348,715	7%	250,903	6%
Total assets	$5,194,852	100%	$5,066,662	100%	$4,949,710	100%	$4,106,883	100%

Total deposits	$4,322,510	83%	$4,194,220	83%	$3,977,031	80%	$3,298,276	81%
Total borrowings	230,953	4%	282,994	5%	404,968	8%	380,392	9%
Other liabilities	137,089	3%	101,041	2%	94,573	2%	58,627	1%
Total stockholders' equity	504,300	10%	488,407	10%	473,138	10%	369,588	9%
Total liabilities and stockholders' equity	$5,194,852	100%	$5,066,662	100%	$4,949,710	100%	$4,106,883	100%

During the second quarter of 2019, the Company's total assets increased $128 million, or 3%, to a total of $5.2 billion. The Company grew its net loan/lease portfolio $111 million, which was primarily funded by an increase in core deposits.  Deposits grew $128 million in the second quarter of 2019, while borrowings decreased $52 million in the second quarter of 2019.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company's securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	June 30, 2019		March 31, 2019		December 31, 2018		June 30, 2018
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

U.S. govt. sponsored agency securities	$35,762	6%	$35,843	5%	$36,411	5%	$35,667	5%
Municipal securities	440,852	68%	450,376	69%	459,409	70%	458,510	70%
Residential mortgage-backed and related securities	159,228	25%	161,692	25%	159,249	24%	158,534	24%
Other securities	7,961	1%	7,838	1%	7,900	1%	5,286	1%
	$643,803	100%	$655,749	100%	$662,969	100%	$657,997	100%

Securities as a % of Total Assets	12.39%		12.94%		13.39%		16.02%
Net Unrealized Gains (Losses) as a % of Amortized Cost	3.23%		1.46%		(1.01)%		(1.58)%
Duration (in years)	6.4		6.6		6.8		7.0
Yield on investment securities (tax equivalent)	3.77%		3.74%		3.58%		3.56%
Quarterly Yield on Investment Securities (GAAP)	3.20%		3.18%		2.85%		3.02%

Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in any of the periods presented.

The duration of the securities portfolio shortened modestly with the TEY on the portfolio increasing 19 basis points in the first half of 2019; however, excluding the tax benefit and the related variance due to the lower tax rate, the portfolio yield expanded 35 basis points.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities.

See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases grew 11.7% on an annualized basis during the second quarter of 2019 and 9.5% year-to-date. The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following table.

	As of
	June 30, 2019		March 31, 2019		December 31, 2018		June 30, 2018
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

C&I loans	$1,548,657	40%	$1,479,247	39%	$1,429,410	38%	$1,273,000	42%
CRE loans	1,837,473	46%	1,790,845	47%	1,766,111	48%	1,349,319	43%
Direct financing leases	101,180	3%	108,543	3%	117,969	3%	133,196	4%
Residential real estate loans	293,479	8%	288,502	8%	290,759	8%	257,434	8%
Installment and other consumer loans	120,947	3%	123,087	3%	119,381	3%	92,952	3%
Total loans/leases	$3,901,736	100%	$3,790,224	100%	$3,723,630	100%	$3,105,901	100%
Plus deferred loan/lease origination costs, net of fees	8,783		9,208		9,124		8,891
Less allowance	(41,104)		(41,164)		(39,847)		(37,545)
Net loans/leases	$3,869,415		$3,758,268		$3,692,907		$3,077,247

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of June 30, 2019 and December 31, 2018, respectively, approximately 27% and 28% of the CRE loan portfolio was owner-occupied.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more C&I loans. C&I loans grew $69 million during the current quarter.

A syndicated loan is a commercial loan provided by a group of lenders and is structured, arranged and administered by one or several commercial or investment banks known as arrangers. The nationally syndicated loans invested in by the Company consist of fully-funded, highly-liquid term loans for which there is a liquid secondary market. As of June 30, 2019 and December 31, 2018, the amount of nationally syndicated loans totaled $45.7 million and $40.8 million, respectively.

Following is a listing of significant industries within the Company's CRE loan portfolio:

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2019		2019		2018		2018
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Lessors of Nonresidential Buildings	$612,526	33%	$613,024	34%	$612,327	34%	$439,067	33%
Lessors of Residential Buildings	394,235	21%	355,850	20%	346,270	19%	230,187	17%
Hotels	82,180	5%	81,107	5%	81,345	5%	73,335	5%
Nonresidential Property Managers	58,207	3%	65,736	4%	69,885	4%	55,979	4%
Land Subdivision	45,847	3%	46,042	3%	48,378	3%	39,883	3%
New Housing For-Sale Builders	43,520	2%	47,276	3%	47,598	3%	38,392	3%
Other *	600,958	33%	581,810	31%	560,308	32%	472,476	35%
Total CRE Loans	$1,837,473	100%	$1,790,845	100%	$1,766,111	100%	$1,349,319	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $36.8 million, or approximately 2.0% of total CRE loans in the most recent period presented.

The Company's residential real estate loan portfolio includes the following:

•

Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid long-term interest rate risk.

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

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2019		2019		2018		2018
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$46,650	20%	$43,489	19%	$40,588	18%	$35,814	15%
Manufacturing - General	17,879	8%	16,952	7%	16,760	7%	16,794	7%
Construction - General	16,026	7%	16,295	7%	17,236	8%	18,494	8%
Food Processing Equipment	15,863	7%	15,622	7%	15,334	7%	14,377	6%
Marine - Travelifts	11,659	5%	11,819	5%	12,370	5%	12,875	6%
Trailers	9,303	4%	9,603	4%	9,842	4%	10,137	4%
Manufacturing - CNC	6,832	3%	6,702	3%	6,616	3%	6,344	3%
Computer Hardware	6,282	3%	8,350	4%	9,166	4%	10,141	4%
Crane	5,756	3%	5,749	3%	5,726	3%	5,089	2%
Other *	94,426	40%	93,775	41%	95,008	41%	103,232	45%
Total m2 loans and leases	$230,676	100%	$228,356	100%	$228,646	100%	$233,297	100%

*     “Other” consists of all other equipment types. None of these had concentrations greater than 3% of total m2 loan and lease portfolio in the most recent period presented.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's loan and lease portfolio.

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three and six months ended June 30, 2019 and 2018 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands)

Balance, beginning	$41,164	$36,532	$39,847	$34,356
Provisions charged to expense	1,941	2,301	4,075	4,841
Loans/leases charged off	(2,152)	(1,524)	(3,212)	(1,961)
Recoveries on loans/leases previously charged off	151	236	394	309
Balance, ending	$41,104	$37,545	$41,104	$37,545

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

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018
	(dollars in thousands)

Special Mention (Rating 6)	$19,913	$24,769	$42,058	$44,202
Substandard (Rating 7)	40,935	43,696	28,593	42,492
Doubtful (Rating 8)	—	—	—	—
	$60,848	$68,465	$70,651	$86,694

Criticized Loans **	$60,848	$68,465	$70,651	$86,694
Classified Loans ***	$40,935	$43,696	$28,593	$42,492

Criticized Loans as a % of Total Loans/Leases	1.56%	1.80%	1.89%	2.79%
Classified Loans as a % of Total Loans/Leases	1.05%	1.16%	0.77%	1.37%

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

The Company experienced a 6% decrease in classified loans during the second quarter of 2019. Classified loans increased  43% during the first six months of 2019. The increase was due to one C&I loan relationship and one CRE loan relationship that were downgraded from a rating of special mention to substandard in the first quarter of 2019.  Criticized loans

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

decreased 11% during the second quarter of 2019 and 14% during the first six months of 2019.  The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

	As of
	June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018
Allowance / Gross Loans/Leases	1.05%	1.08%	1.07%	1.21%
Allowance / NPLs	283.10%	238.48%	214.80%	270.09%

Although management believes that the allowance at June 30, 2019 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's allowance.

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of June 30,	As of March 31,	As of December 31,	As of June 30,
	2019	2019	2018	2018
	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$13,148	$13,406	$14,260	$12,554
Accruing loans/leases past due 90 days or more (3)	58	61	632	20
TDRs - accruing	1,313	3,794	3,659	1,327
Total NPLs	14,519	17,261	18,551	13,901
OREO	8,637	9,110	9,378	12,750
Other repossessed assets	—	—	8	150
Total NPAs	$23,156	$26,371	$27,937	$26,801
				.
NPLs to total loans/leases	0.37%	0.45%	0.50%	0.45%
NPAs to total loans/leases plus repossessed property	0.59%	0.69%	0.75%	0.86%
NPAs to total assets	0.45%	0.52%	0.56%	0.65%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $2.8 million at June 30, 2019, $1.5 million at March 31, 2019, $2.3 million at December 31, 2018, and $1.8 million at June 30, 2018.
(3)	Includes TDRs of $0 at June 30, 2019, $0 at March 31, 2019, $496 thousand at December 31, 2018, and $0 at June 30, 2018.

NPAs at June 30, 2019 were $23.2 million, down $3.2 million from March 31, 2019 and down $3.6 million from June 30, 2018.

The ratio of NPAs to total assets was 0.45% at June 30, 2019, down from 0.52% at March 31, 2019 and down from 0.65% at June 30, 2018.

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

DEPOSITS

Deposits increased $128.3 million during the second quarter of 2019, primarily due to growth in correspondent bank deposits and growth in large customers’ balances. The table below presents the composition of the Company's deposit portfolio.

	As of
	June 30, 2019		March 31, 2019		December 31, 2018		June 30, 2018
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Noninterest bearing demand deposits	$795,951	18%	$821,599	20%	$791,102	20%	$746,822	22%
Interest bearing demand deposits	2,505,956	58%	2,334,474	55%	2,204,205	55%	1,865,382	57%
Time deposits	733,135	17%	719,286	17%	704,903	18%	519,999	16%
Brokered deposits	287,468	7%	318,861	8%	276,821	7%	166,073	5%
	$4,322,510	100%	$4,194,220	100%	$3,977,031	100%	$3,298,276	100%

Quarter-end balances can greatly fluctuate due to large customer and correspondent bank activity.

Management will continue to focus on growing its core deposit portfolio, including its correspondent banking business at QCBT, as well as shifting the mix from brokered and other higher cost deposits to lower cost core deposits. With the significant success achieved by QCBT in growing its correspondent banking business, QCBT has developed procedures to proactively monitor this industry concentration of deposits and loans. Other deposit-related industy concentrations and large accounts are monitored by the internal asset liability management committees.

BORROWINGS

The subsidiary banks purchase federal funds for short-term funding needs from the FRB or from their correspondent banks. The table below presents the composition of the Company's short-term borrowings.

	As of
	June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018
	(dollars in thousands)

Overnight repurchase agreements	$2,181	$3,056	$2,084	$2,186
Federal funds purchased	17,010	12,830	26,690	15,400
	$19,191	$15,886	$28,774	$17,586

The Company's federal funds purchased fluctuates based on the short-term funding needs of the Company's subsidiary banks.

As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. The subsidiary banks can utilize FHLB advances for loan matching as a hedge against the possibility of changing interest rates and when these advances provide a less costly or more readily available source of funds than customer deposits.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the Company's term and overnight FHLB advances.

	As of
	June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018
	(dollars in thousands)

Term FHLB advances	$46,433	$66,380	$76,327	$46,600
Overnight FHLB advances	59,300	59,800	190,165	207,500
	$105,733	$126,180	$266,492	$254,100

Term FHLB advances decreased $19.9 million in the current quarter, as compared to the prior quarter due to maturities. Due to strong deposit growth, the Company did not replace these maturities. Overnight FHLB advances decreased slightly in the second quarter of 2019.

Other borrowings decreased $35.0 million in the current quarter. The Company prepaid two wholesale structured repurchase agreements in the second quarter of 2019 using excess funds generated by strong deposit growth.  The first wholesale structured repurchase agreement totaled $5.0 million and had original maturity date of March 13, 2020 with an interest rate of 2.58%.  The second wholesale structured repurchase agreement totaled $20.0 million and had an original maturity of June 13, 2020 with an interest rate of 2.46%. In addition, wholesale structured repurchase agreements totaling $10.0 million matured in the second quarter of 2019 with an interest rate of 3.59%. The wholesale structured repurchase agreements were utilized as an alternative funding source to FHLB advances and customer deposits. Wholesale structured repurchase agreements were collateralized by certain U.S. government agency securities and residential mortgage backed and related securities.

The Company had subordinated notes totaling $68.3 million as of June 30, 2019, $68.2 million as of March 31, 2019 and $4.8 million as of December 31, 2018.  There were no outstanding subordinated notes as of June 30, 2018.  See Note 5 to the Company’s Consolidated Financial Statements for additional information regarding our subordinated notes, including the repayment of our term notes (totaling $21.3 million) and our revolving line of credit (totaling $9.0 million) during the first quarter of 2019.

The Company renewed its revolving credit note in the second quarter of 2019.  See Note 5 to the Consolidated Financial Statements for additional details regarding this renewal.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the maturity schedule including weighted average interest cost for the Company's combined wholesale funding portfolio (defined as FHLB advances, brokered deposits and wholesale structured repurchase agreements).

	June 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate
	(dollars in thousands)
Year ending December 31:
2019	$315,799	2.34%	$510,736	2.35%
2020	58,382	2.23	48,557	2.31
2021	15,050	2.31	15,050	2.31
2022	3,970	2.00	3,970	2.00
Total Wholesale Funding	$393,201	2.32%	$578,313	2.35%

During the first six months of 2019, wholesale funding decreased $185.1 million. FHLB overnight advances and term advances decreased $130.9 million and $29.9 million in the first half of 2019, respectively. Brokered deposits increased $10.6 million in the first half of 2019 as some of the banks rotated from overnight advances to short-term brokered deposits, as the latter was cheaper.  Wholesale structured repurchase agreements decreased $35.0 million in the first half of 2019 with $25.0 million of prepayments (with original maturities in 2020) and a $10.0 million maturity.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018
	(dollars in thousands)

Common stock	$15,773	$15,755	$15,718	$13,974
Additional paid in capital	272,744	271,673	270,761	190,533
Retained earnings	216,741	204,179	192,203	171,955
AOCI (loss)	(958)	(3,200)	(5,544)	(6,874)
Total stockholders' equity	$504,300	$488,407	$473,138	$369,588

TCE / TA ratio (non-GAAP)	8.05%	7.92%	7.78%	8.18%

*     TCE is defined as total common stockholders' equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $274.7 million during the second quarter of 2019 and $159.7 million during the full year of 2018. The Company's on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At June 30, 2019, the subsidiary banks had 34 lines of credit totaling $373.0 million, of which $1.7 million was secured and $371.3 million was unsecured. At June 30, 2019, the full $373.0 million was available.

At December 31, 2018, the subsidiary banks had 33 lines of credit totaling $363.7 million, of which $1.7 million was secured and $362.0 million was unsecured. At December 31, 2018, $343.7 million of the $363.7 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $20.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2020. At June 30, 2019, the full $20.0 million was available.

As of June 30, 2019, the Company had $479.0 million in average correspondent banking deposits spread over 192 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $197.1 million during the first six months of 2019, compared to $137.9 million for the same period of 2018. The net decrease in federal funds sold was $16.2 million for the first six months of 2019, compared to a net decrease of $19.3 million for the same period of 2018. The net increase in interest-bearing deposits at financial institutions was $62.1 million for the first six months of 2019, compared to a net decrease of $15.0 million for the same period of 2018. Proceeds from calls, maturities, and paydowns of securities were $33.0 million for the first six months of 2019, compared to $39.8 million for the same period of 2018. Purchases of securities used cash of $10.7 million for the first six months of 2019, compared to $55.0 million for the same period of 2018. Proceeds from sales of securities were $4.7 million for the first six months of 2019, compared to no proceeds from sales of securities for the first six months of 2018. The net increase in loans/leases used cash of $176.4 million for the first six months of 2019 compared to $151.0 million for the same period of 2018.

Financing activities provided cash of $170.2 million for the first six months of 2019, compared to $101.9 million for same period of 2018. Net increases in deposits totaled $345.6 million for the first six months of 2019, compared to $31.7 million for the same period of 2018. During the first six months of 2019, the Company's short-term borrowings decreased $9.6 million, compared to an increase of $3.6 million for the same period of 2018. In the first six months of 2019, the Company decreased short-term and overnight FHLB advances by $130.9 million.  Maturities and principal payments on FHLB term advances totaled $35.0 million and on other borrowings totaled $11.9 million in the first six months of 2019. Prepayments on other borrowings totaled $46.3 million in the first six months of 2019.  During the first six months of 2019, proceeds from subordinated notes were $63.4 million. In the first six months of 2018, the Company increased short-term and overnight FHLB advances by $72.1 million and increased other borrowings by $9.0 million.  Maturities and principal payments on borrowings totaled $13.9 million in the first six months of 2018.

Total cash provided by operating activities was $29.3 million for the first six months of 2019, compared to $29.4 million for the same period of 2018.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities and, most recently, subordinated notes.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table presents the details of the trust preferred securities outstanding as of June 30, 2019 and December 31, 2018.

		Amount	Amount
		Outstanding	Outstanding
		June 30,	December 31,		Interest Rate as of	Interest Rate as of
Name	Date Issued	2019	2018	Interest Rate	June 30, 2019	December 31, 2018
		(dollars in thousands)

QCR Holdings Statutory Trust II	February 2004	$10,310	$10,310	2.85% over 3-month LIBOR	5.17%	5.65%
QCR Holdings Statutory Trust III	February 2004	8,248	8,248	2.85% over 3-month LIBOR	5.17%	5.65%
QCR Holdings Statutory Trust V	February 2006	10,310	10,310	1.55% over 3-month LIBOR	4.15%	3.99%
Community National Statutory Trust II	September 2004	3,093	3,093	2.17% over 3-month LIBOR	4.56%	4.96%
Community National Statutory Trust III	March 2007	3,609	3,609	1.75% over 3-month LIBOR	4.16%	4.54%
Guaranty Bankshares Statutory Trust I	May 2005	4,640	4,640	1.75% over 3-month LIBOR	4.16%	4.54%
		$40,210	$40,210	Weighted Average Rate	4.65%	4.94%

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of June 30,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2019	2018	2017

100 basis point downward shift	(10.0)%	0.7%	0.7%	0.3%
200 basis point upward shift	(10.0)%	(2.7)%	(2.7)%	(3.7)%
300 basis point upward shock	(25.0)%	(6.4)%	(9.0)%	(8.4)%

The simulation is well within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at June 30, 2019 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d‑15(e) promulgated under the Exchange Act of 1934) as of June 30, 2019. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2019 and June 30, 2018; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and June 30, 2018; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2019 and June 30, 2018; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	August 6, 2019	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	August 6, 2019	/s/ Todd A. Gipple
Todd A. Gipple, President
Chief Operating Officer
Chief Financial Officer

Date	August 6, 2019	/s/ Elizabeth A. Grabin
Elizabeth A. Grabin, Senior Vice President
Chief Accounting Officer
(Principal Accounting Officer)