Form 10-Q
period 2019-09-30
QCR HOLDINGS INC
filed 2019-11-08
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 1, 2019, the Registrant had outstanding 15,794,839 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of September 30, 2019 and December 31, 2018

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Assets
Cash and due from banks	$91,671	$85,523
Federal funds sold	9,300	26,398
Interest-bearing deposits at financial institutions	187,963	133,198

Securities held to maturity, at amortized cost	343,477	401,913
Securities available for sale, at fair value	211,932	261,056
Total securities	555,409	662,969

Loans receivable held for sale	8,890	1,295
Loans/leases receivable held for investment	3,601,380	3,731,459
Gross loans/leases receivable	3,610,270	3,732,754
Less allowance for estimated losses on loans/leases	(36,116)	(39,847)
Net loans/leases receivable	3,574,154	3,692,907

Bank-owned life insurance	58,367	67,783
Premises and equipment, net	74,486	75,582
Restricted investment securities	24,562	25,689
Other real estate owned, net	4,248	9,378
Goodwill	77,748	77,832
Intangibles	15,529	17,450
Assets held for sale	465,547	—
Other assets	153,398	75,001
Total assets	$5,292,382	$4,949,710

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$782,232	$791,102
Interest-bearing	3,020,009	3,185,929
Total deposits	3,802,241	3,977,031

Short-term borrowings	18,526	28,774
Federal Home Loan Bank advances	195,800	266,492
Other borrowings	—	67,250
Subordinated notes	68,334	4,782
Junior subordinated debentures	37,797	37,670
Liabilities held for sale	470,530	—
Other liabilities	179,411	94,573
Total liabilities	4,772,639	4,476,572

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 September 2019 and December 2018 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 September 2019 - 15,790,462 shares issued and outstanding December 2018 - 15,718,208 shares issued and outstanding	15,790	15,718
Additional paid-in capital	273,475	270,761
Retained earnings	230,892	192,203
Accumulated other comprehensive income (loss):
Securities available for sale	3,832	(4,268)
Derivatives	(4,246)	(1,276)
Total stockholders' equity	519,743	473,138
Total liabilities and stockholders' equity	$5,292,382	$4,949,710

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended September 30, 2019 and 2018

	2019	2018
	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$50,406	$44,034
Securities:
Taxable	1,682	1,522
Nontaxable	3,443	3,517
Interest-bearing deposits at financial institutions	951	324
Restricted investment securities	293	329
Federal funds sold	42	105
Total interest and dividend income	56,817	49,831

Interest expense:
Deposits	13,394	8,723
Short-term borrowings	97	78
Federal Home Loan Bank advances	1,023	1,422
Other borrowings	—	705
Subordinated notes	1,003	70
Junior subordinated debentures	581	519
Total interest expense	16,098	11,517
Net interest income	40,719	38,314
Provision for loan/lease losses	2,012	6,206
Net interest income after provision for loan/lease losses	38,707	32,108

Noninterest income:
Trust department fees	2,340	2,196
Investment advisory and management fees	1,782	1,059
Deposit service fees	1,813	1,656
Gains on sales of residential real estate loans, net	890	337
Gains on sales of government guaranteed portions of loans, net	519	46
Swap fee income	9,797	1,110
Securities losses, net	(3)	—
Earnings on bank-owned life insurance	489	474
Debit card fees	886	846
Correspondent banking fees	189	195
Other	1,204	890
Total noninterest income	19,906	8,809

Noninterest expense:
Salaries and employee benefits	24,215	17,433
Occupancy and equipment expense	3,860	3,318
Professional and data processing fees	4,030	2,396
Acquisition costs	—	1,292
Post-acquisition compensation, transition and integration costs	884	494
FDIC insurance, other insurance and regulatory fees	542	933
Loan/lease expense	221	369
Net cost of (income from) and gains/losses on operations of other real estate	2,078	(50)
Advertising and marketing	1,056	984
Bank service charges	502	462
Losses on debt extinguishment, net	148	—
Correspondent banking expense	209	205
Intangibles amortization	560	542
Other	1,640	2,122
Total noninterest expense	39,945	30,500
Net income before income taxes	18,668	10,417
Federal and state income tax expense	3,573	1,608
Net income	$15,095	$8,809

Basic earnings per common share	$0.96	$0.56
Diluted earnings per common share	$0.94	$0.55

Weighted average common shares outstanding	15,739,430	15,625,123
Weighted average common and common equivalent shares outstanding	15,976,742	15,922,324

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Nine months ended September 30, 2019 and 2018

	2019	2018
	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$143,488	$113,655
Securities:
Taxable	5,026	4,671
Nontaxable	10,461	10,101
Interest-bearing deposits at financial institutions	3,042	749
Restricted investment securities	891	776
Federal funds sold	191	223
Total interest and dividend income	163,099	130,175

Interest expense:
Deposits	39,697	20,132
Short-term borrowings	275	186
Federal Home Loan Bank advances	2,685	3,637
Other borrowings	512	1,875
Subordinated notes	2,561	70
Junior subordinated debentures	1,729	1,474
Total interest expense	47,459	27,374
Net interest income	115,640	102,801
Provision for loan/lease losses	6,087	11,046
Net interest income after provision for loan/lease losses	109,553	91,755

Noninterest income:
Trust department fees	7,194	6,491
Investment advisory and management fees	5,406	3,069
Deposit service fees	5,025	4,797
Gains on sales of residential real estate loans, net	1,748	539
Gains on sales of government guaranteed portions of loans, net	589	405
Swap fee income	20,886	3,718
Securities losses, net	(56)	—
Earnings on bank-owned life insurance	1,441	1,292
Debit card fees	2,591	2,456
Correspondent banking fees	578	673
Other	3,562	2,822
Total noninterest income	48,964	26,262

Noninterest expenses:
Salaries and employee benefits	67,843	49,215
Occupancy and equipment expense	11,087	9,517
Professional and data processing fees	9,811	8,016
Acquisition costs	—	1,799
Post-acquisition compensation, transition and integration costs	1,727	659
FDIC insurance, other insurance and regulatory fees	2,432	2,529
Loan/lease expense	748	920
Net cost of (income from) and gains/losses on operations of other real estate	3,557	11
Advertising and marketing	2,878	2,430
Bank service charges	1,494	1,368
Losses on debt extinguishment, net	148	—
Correspondent banking expense	619	614
CDI amortization	1,706	1,151
Other	4,891	4,504
Total noninterest expenses	108,941	82,733
Net income before income taxes	49,576	35,284
Federal and state income tax expense	8,059	5,480
Net income	$41,517	$29,804

Basic earnings per common share	$2.64	$2.06
Diluted earnings per common share	$2.60	$2.02

Weighted average common shares outstanding	15,715,788	14,477,783
Weighted average common and common equivalent shares outstanding	15,946,020	14,786,777

Cash dividends declared per common share	$0.18	$0.18

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Nine months ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018
	(dollars in thousands)

Net income	$15,095	$8,809

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	1,827	(1,652)
Less reclassification adjustment for losses included in net income before tax	(3)	—
	1,830	(1,652)
Unrealized gains (losses) on derivatives:
Unrealized holding losses arising during the period before tax	(1,159)	577
Less reclassification adjustment for caplet amortization before tax	—	(187)
	(1,159)	764
Unrealized gains (losses) on assets held for sale:
Unrealized holding gains (losses) arising during the period before tax on securities held for sale	48	—
Unrealized holding losses arising during the period before tax on derivatives held for sale	(31)	—
Less reclassification adjustment for caplet amortization before tax	(80)	—
	97	—

Other comprehensive income (loss), before tax	768	(888)
Tax expense (benefit)	224	(276)
Other comprehensive income (loss), net of tax	544	(612)

Comprehensive income	$15,639	$8,197

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)

Net income	$41,517	$29,804

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	10,639	(8,531)
Less reclassification adjustment for losses included in net income before tax	(56)	—
Less reclassification adjustment for adoption of ASU 2016-01	—	855
	10,695	(7,676)
Unrealized losses on derivatives:
Unrealized holding losses arising during the period before tax	(4,101)	404
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(291)	(90)
	(3,810)	494
Unrealized gains (losses) on assets held for sale:
Unrealized holding gains (losses) arising during the period before tax on securities held for sale	48	—
Unrealized holding losses arising during the period before tax on derivatives held for sale	(31)	—
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(80)	—
	97	—

Other comprehensive income (loss), before tax	6,982	(7,182)
Tax expense (benefit)	1,852	(2,034)
Other comprehensive income (loss), net of tax	5,130	(5,148)

Comprehensive income	$46,647	$24,656

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Nine months ended September 30, 2019 and 2018

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total
	(dollars in thousands)

Balance December 31, 2018	$15,718	$270,761	$192,203	$(5,544)	$473,138
Net income	—	—	12,918	—	12,918
Other comprehensive income, net of tax	—	—	—	2,344	2,344
Common cash dividends declared, $0.06 per share	—	—	(942)	—	(942)
Issuance of 4,446 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	4	124	—	—	128
Issuance of 25,238 shares of common stock as a result of
stock options exercised	25	263	—	—	288
Stock-based compensation expense	—	722	—	—	722
Restricted stock awards and restricted stock units - 12,719
shares of common stock, net of restricted stock units
withheld for payment of taxes	13	(50)	—	—	(37)
Exchange of 5,169 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	(5)	(147)	—	—	(152)
Balance, March 31, 2019	$15,755	$271,673	$204,179	$(3,200)	$488,407
Net income	—	—	13,504	—	13,504
Other comprehensive loss, net of tax	—	—	—	2,242	2,242
Common cash dividends declared, $0.06 per share	—	—	(942)	—	(942)
Issuance of 11,346 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	11	323	—	—	334
Issuance of 2,414 shares of common stock as a result of
stock options exercised	3	41	—	—	44
Stock-based compensation expense	—	719	—	—	719
Restricted stock awards and restricted stock units- 4,769
shares of common stock, net of restricted stock units
withheld for payment of taxes	5	(5)	—	—	—
Exchange of 1,032 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	(1)	(7)	—	—	(8)
Balance, June 30, 2019	$15,773	$272,744	$216,741	$(958)	$504,300
Net income	—	—	15,095	—	15,095
Other comprehensive income, net of tax	—	—	—	544	544
Common cash dividends declared, $0.06 per share	—	—	(944)	—	(944)
Issuance of 5,674 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	6	187	—	—	193
Issuance of 12,438 shares of common stock as a result of
stock options exercised	12	144	—	—	156
Stock-based compensation expense	—	428	—	—	428
Exchange of 589 shares of common stock in connection
with payroll taxes for restricted stock and in connection
with stock options exercised	(1)	(28)	—	—	(29)
Balance September 30, 2019	$15,790	$273,475	$230,892	$(414)	$519,743

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) - continued

Three and Nine months ended September 30, 2019 and 2018

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total
	(dollars in thousands)

Balance December 31, 2017	$13,918	$189,077	$151,963	$(1,671)	$353,287
Net income	—	—	10,550	—	10,550
Other comprehensive loss, net of tax	—	—	—	(3,202)	(3,202)
Impact of adoption of ASU 2016-01	—		667	(667)	—
Common cash dividends declared, $0.06 per share	—	—	(834)	—	(834)
Issuance of 2,669 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	3	100	—	—	103
Issuance of 13,074 shares of common stock as a result of stock
options exercised	13	193	—	—	206
Stock-based compensation expense	—	496	—	—	496
Restricted stock awards - 6,860 shares of common stock	7	(7)	—	—	—
Exchange of 3,814 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	(4)	(174)	—	—	(178)
Balance, March 31, 2018	$13,937	$189,685	$162,346	$(5,540)	$360,428
Net income	—	—	10,445	—	10,445
Other comprehensive loss, net of tax	—	—	—	(1,334)	(1,334)
Common cash dividends declared, $0.06 per share	—	—	(836)	—	(836)
Issuance of 5,728 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	6	215	—	—	221
Issuance of 26,641 shares of common stock as a result of stock
options exercised	26	362	—	—	388
Stock-based compensation expense	—	292	—	—	292
Restricted stock awards - 3,972 shares of common stock	4	(4)	—	—	—
Exchange of 642 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	1	(17)	—	—	(16)
Balance, June 30, 2018	$13,974	$190,533	$171,955	$(6,874)	$369,588
Net income	—	—	8,809	—	8,809
Other comprehensive loss, net of tax	—	—	—	(612)	(612)
Common cash dividends declared, $0.06 per share	—	—	(938)	—	(938)
Issuance of 1,699,414 shares of common stock as a result
of merger with Springfield Bancshares, net of issuance
costs of $106,237	1,699	78,832	—	—	80,531
Issuance of 3,205 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	4	120	—	—	124
Issuance of 1,754 shares of common stock as a result of stock
options exercised	2	32	—	—	34
Stock-based compensation expense	—	319	—	—	319
Restricted stock awards - 5,300 shares of common stock	5	(5)	—	—	—
Exchange of 9,853 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	(10)	(458)	—	—	(468)
Balance, September 30, 2018	$15,674	$269,373	$179,826	$(7,486)	$457,387

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine months ended September 30, 2019 and 2018

	2019	2018
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,517	$29,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,889	3,257
Provision for loan/lease losses	6,087	11,046
Stock-based compensation expense	1,869	1,106
Deferred compensation expense accrued	2,087	1,453
Losses on other real estate owned, net	3,205	49
Amortization of premiums on securities, net	1,339	1,201
Securities losses, net	56	—
Loans originated for sale	(104,824)	(39,923)
Proceeds on sales of loans	97,916	38,954
Gains on sales of residential real estate loans	(1,748)	(539)
Gains on sales of government guaranteed portions of loans	(589)	(405)
Loss on debt extinguishment, net	148	—
Gains on sales of premises and equipment	(67)	—
Amortization of intangibles	1,706	1,151
Accretion of acquisition fair value adjustments, net	(3,413)	(2,951)
Increase in cash value of bank-owned life insurance	(1,441)	(1,292)
Increase in other assets	(1,953)	(8,293)
Increase in other liabilities	336	2,254
Net cash provided by operating activities	$46,120	$36,872

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold	17,098	(2,873)
Net decrease (increase) in interest-bearing deposits at financial institutions	(57,180)	22,099
Proceeds from sales of other real estate owned	840	1,288
Activity in securities portfolio:
Purchases	(28,119)	(66,420)
Calls, maturities and redemptions	9,074	22,915
Paydowns	36,649	36,279
Sales	33,128	1,938
Activity in restricted investment securities:
Purchases	(5,682)	(5,352)
Redemptions	5,006	109
Net increase in loans/leases originated and held for investment	(237,286)	(208,738)
Purchase of premises and equipment	(8,755)	(7,112)
Proceeds from sales of premises and equipment	146	—
Net cash paid for acquisition	—	(3,747)
Net cash (used in) investing activities	$(235,081)	$(209,614)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	276,960	82,309
Net decrease in short-term borrowings	(9,091)	(2,207)
Activity in Federal Home Loan Bank advances:
Term advances	25,000	—
Calls and maturities	(35,000)	(27,000)
Net change in short-term and overnight advances	(15,965)	120,330
Prepayments	(30,228)	—
Activity in other borrowings:
Proceeds from other borrowings	—	9,000
Calls, maturities and scheduled principal payments	(11,937)	(10,613)
Prepayments	(46,313)	—
Paydown of revolving line of credit	(9,000)	—
Proceeds from subordinated notes	63,393	—
Payment of cash dividends on common stock	(2,822)	(2,362)
Net proceeds from common stock offering	—	—
Proceeds from issuance of common stock, net	1,143	970
Net cash provided by financing activities	$206,140	$170,427

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Nine months ended September 30, 2019 and 2018

	2019	2018
	(dollars in thousands)

Net increase (decrease) in cash and due from banks	17,179	(2,315)

Cash and due from banks, beginning	85,523	75,722
Cash and due from banks, ending	$102,702	$73,407

Reconciliation of cash and due from banks:
Cash and due from banks	91,671	73,407
Cash included in assets held for sale	11,031	—
Cash and due from banks at end of period	$102,702	$73,407

Supplemental disclosure of cash flow information, cash payments (receipts) for:
Interest	$45,826	$23,102
Income/franchise taxes	(769)	(1,100)

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	5,130	(5,148)
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	(189)	(662)
Transfers of loans to other real estate owned	1,049	46
Increase (decrease) in the fair value of back-to-back interest rate swap assets and liabilities	80,760	(2,441)
Dividends payable	944	938
Transfer of equity securities from securities available for sale to other assets at fair value	—	2,614

Supplemental disclosure of cash flow information for acquisitions:
Fair value of assets acquired:
Cash and due from banks	$—	$4,587
Interest-bearing deposits at financial institutions	—	62,925
Securities	—	4,845
Loans receivable, net	—	477,337
Bank-owned life insurance	—	7,092
Premises and equipment, net	—	6,092
Restricted investment securities	—	3,654
Intangibles	—	8,209
Other assets	—	988
Total assets acquired	$—	$575,729

Fair value of liabilities assumed:
Deposits	$—	$439,580
Short-term borrowings	—	1,144
FHLB advances	—	73,610
Other borrowings	—	9,544
Other liabilities	—	8,408
Total liabilities assumed	—	532,286
Net assets acquired	$—	$43,443
Consideration paid:
Cash paid *	$—	$8,334
Common stock	—	80,637
Total consideration paid	—	88,971
Goodwill	$—	$45,528

* Net cash paid at closing totaled $3,747 for acquisition of SFC Bank in 2018.

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2019

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

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10‑Q and Rule 10‑01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended September 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10‑Q. It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	Guaranty: Guaranty Bankshares, Ltd.
AOCI: Accumulated other comprehensive income (loss)	Guaranty Bank: Guaranty Bank and Trust Company
AFS: Available for sale	HTM: Held to maturity
ASC: Accounting Standards Codification	IB&T: Illinois Bank & Trust
ASU: Accounting Standards Update	m2: m2 Lease Funds, LLC
Bates Companies: Bates Financial Advisors, Inc., Bates	NIM: Net interest margin
Financial Services, Inc., Bates Securities, Inc. and	NPA: Nonperforming asset
Bates Financial Group, Inc.	NPL: Nonperforming loan
BOLI: Bank-owned life insurance	OREO: Other real estate owned
Caps: Interest rate cap derivatives	OTTI: Other-than-temporary impairment
CDI: Core deposit intangible	PCI: Purchased credit impaired
Community National: Community National Bancorporation	Provision: Provision for loan/lease losses
CRBT: Cedar Rapids Bank & Trust Company	QCBT: Quad City Bank & Trust Company
CRE: Commercial real estate	RB&T: Rockford Bank & Trust Company
CSB: Community State Bank	ROAA: Return on Average Assets
C&I: Commercial and industrial	SBA: U.S. Small Business Administration
EPS: Earnings per share	SEC: Securities and Exchange Commission
Exchange Act: Securities Exchange Act of 1934, as	SFC Bank: Springfield First Community Bank
amended	Springfield Bancshares: Springfield Bancshares, Inc.
FASB: Financial Accounting Standards Board	TA: Tangible assets
FDIC: Federal Deposit Insurance Corporation	TCE: Tangible common equity
FHLB: Federal Home Loan Bank	TDRs: Troubled debt restructurings
FRB: Federal Reserve Bank of Chicago	TEY: Tax equivalent yield
GAAP: Generally Accepted Accounting Principles	The Company: QCR Holdings, Inc.
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

On August 13, 2019, the Company entered into a definitive agreement to sell certain assets and liabilities of RB&T, a wholly-owned subsidiary headquartered in Rockford, Illinois, to IB&T, a wholly-owned subsidiary of Heartland Financial USA, Inc. Under the terms of the agreement, IB&T will acquire certain assets and assume certain liabilities for a cash payment. The transaction is subject to approval by federal and state bank regulators and to customary closing conditions.  The transaction is expected to close in the fourth quarter of 2019. The assets and liabilities that will be sold are classified as held for sale on the Consolidated Balance Sheet and corresponding footnotes. See Note 2 to the Company’s Consolidated Financial Statements for additional information about the sale.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 2 – ASSETS AND LIABILITIES HELD FOR SALE

On August 13, 2019, the Company and RB&T entered into a Purchase and Assumption Agreement (the Agreement) to sell certain assets and liabilities of RB&T, a wholly-owned subsidiary headquartered in Rockford, Illinois, to IB&T, a wholly-owned subsidiary of Heartland Financial USA, Inc. Under the terms of the Agreement, IB&T will acquire certain assets and assume certain liabilities of RB&T for a cash payment. The actual cash payment amount will be determined substantially by the following formula: (i) the “Purchase Price Premium”, plus (ii) the aggregate net book value of the acquired assets, minus (iii) the aggregate book value of the assumed liabilities.  The Purchase Price Premium is equal to: (a) 8% of RB&T’s tangible assets, multiplied by (b) 0.345.  Based on RB&T’s balance sheet as of September 30, 2019, the Purchase Price Premium would be $14.2 million and the total payment by IB&T to the Company would be $59.7 million.  The transaction is subject to approval by federal and state bank regulators and to customary closing conditions.  The transaction is expected to close in the fourth quarter of 2019.

Assets and liabilities of RB&T classified as held for sale are summarized as follows as of September 30, 2019:

As of
September 30, 2019
(dollars in thousands)

ASSETS
Cash and cash equivalents	$13,446
Securities	66,009
Loans, net	362,011
Other assets	24,081
Assets held for sale	$465,547

LIABILIITES
Deposits	$451,546
Borrowings	16,157
Other liabilities	2,827
Liabilities held for sale	$470,530

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of September 30, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
September 30, 2019:
Securities HTM:
Municipal securities	$342,427	$20,122	$(119)	$362,430
Other securities	1,050	—	(6)	1,044
	$343,477	$20,122	$(125)	$363,474

Securities AFS:
U.S. govt. sponsored agency securities	$20,861	$470	$(63)	$21,268
Residential mortgage-backed and related securities	121,118	2,962	(200)	123,880
Municipal securities	47,259	1,653	(10)	48,902
Other securities	17,711	172	(1)	17,882
	$206,949	$5,257	$(274)	$211,932

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
December 31, 2018:
Securities HTM:
Municipal securities	$400,863	$5,661	$(6,803)	$399,721
Other securities	1,050	—	(1)	1,049
	$401,913	$5,661	$(6,804)	$400,770

Securities AFS:
U.S. govt. sponsored agency securities	$37,150	$39	$(778)	$36,411
Residential mortgage-backed and related securities	163,698	182	(4,631)	159,249
Municipal securities	59,069	180	(703)	58,546
Other securities	6,754	100	(4)	6,850
	$266,671	$501	$(6,116)	$261,056

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2019 and December 31, 2018, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
September 30, 2019:
Securities HTM:
Municipal securities	$1,037	$(1)	$7,839	$(118)	$8,876	$(119)
Other securities	1,044	(6)	—	—	1,044	(6)
	$2,081	$(7)	$7,839	$(118)	$9,920	$(125)

Securities AFS:
U.S. govt. sponsored agency securities	$1,618	$(1)	$2,318	$(62)	$3,936	$(63)
Residential mortgage-backed and related securities	1,194	(1)	20,376	(199)	21,570	(200)
Municipal securities	1,686	(3)	723	(7)	2,409	(10)
Other securities	248	(1)	—	—	248	(1)
	$4,746	$(6)	$23,417	$(268)	$28,163	$(274)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2018:
Securities HTM:
Municipal securities	$114,201	$(2,187)	$69,412	$(4,616)	$183,613	$(6,803)
Other securities	549	(1)	—	—	549	(1)
	$114,750	$(2,188)	$69,412	$(4,616)	$184,162	$(6,804)
Securities AFS:
U.S. govt. sponsored agency securities	$1,565	$(34)	$29,605	$(744)	$31,170	$(778)
Residential mortgage-backed and related securities	12,810	(148)	133,535	(4,483)	146,345	(4,631)
Municipal securities	28,356	(394)	15,932	(309)	44,288	(703)
Other securities	4,249	(4)	—	—	4,249	(4)
	$46,980	$(580)	$179,072	$(5,536)	$226,052	$(6,116)

At September 30, 2019, the investment portfolio included 510 securities. Of this number, 31 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 0.1% of the total amortized cost of the portfolio. Of these 31 securities, 21 securities had an unrealized loss for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.

The Company did not recognize OTTI on any investment securities for the three or nine months ended September 30, 2019 and 2018.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

All sales of securities for the three and nine months ended September 30, 2019 and September 30, 2018 were securities identified as AFS.    Information on proceeds received, as well as pre-tax gross gains and losses from sales on those securities are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands)

Proceeds from sales of securities	$23,364	$1,938	$28,025	$1,938
Gross gains from sales of securities	143	—	150	—
Gross losses from sales of securities	(146)	—	(206)	—

The amortized cost and fair value of securities as of September 30, 2019 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value
	(dollars in thousands)
Securities HTM:
Due in one year or less	$2,946	$2,954
Due after one year through five years	31,055	31,689
Due after five years	309,476	328,831
	$343,477	$363,474
Securities AFS:
Due in one year or less	$1,084	$1,088
Due after one year through five years	17,157	17,384
Due after five years	67,590	69,580
	85,831	88,052
Residential mortgage-backed and related securities	121,118	123,880
	$206,949	$211,932

Portions of the U.S. government sponsored agency securities, municipal securities and other securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity. These callable securities are summarized as follows:

	Amortized Cost	Fair Value
	(dollars in thousands)
Securities HTM:
Municipal securities	$176,339	$181,785

Securities AFS:
Municipal securities	40,262	41,646
Other securities	6,504	6,677
	$46,766	$48,323

As of September 30, 2019, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 91 issuers with fair values totaling $76.1 million and revenue bonds issued by 148 issuers, primarily consisting

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

of states, counties, towns, villages and school districts with fair values totaling $335.2 million. The Company held investments in general obligation bonds in 23 states, including six states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 17 states, including seven states in which the aggregate fair value exceeded $5.0 million.

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

Both general obligation and revenue bonds are diversified across many issuers. As of  September 30, 2019 and December 31, 2018 the Company held revenue bonds of one single issuer, located in Ohio, of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. The issuer’s financial condition is strong and the source of repayment is diversified. The Company monitors the investment and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by each of the four held for investment charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually, and as of September 30, 2019, all were well within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of September 30, 2019, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 4 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of September 30, 2019 and December 31, 2018 is presented as follows:

	As of September 30,	As of December 31,
	2019	2018
	(dollars in thousands)

C&I loans *	$1,469,978	$1,429,410
CRE loans
Owner-occupied CRE	441,122	500,654
Commercial construction, land development, and other land	369,123	236,787
Other non owner-occupied CRE	877,677	1,028,670
	1,687,922	1,766,111

Direct financing leases **	92,307	117,969
Residential real estate loans ***	245,667	290,759
Installment and other consumer loans	106,540	119,381
	3,602,414	3,723,630
Plus deferred loan/lease origination costs, net of fees	7,856	9,124
	3,610,270	3,732,754
Less allowance	(36,116)	(39,847)
	$3,574,154	$3,692,907
** Direct financing leases:
Net minimum lease payments to be received	$101,869	$130,371
Estimated unguaranteed residual values of leased assets	547	828
Unearned lease/residual income	(10,109)	(13,230)
	92,307	117,969
Plus deferred lease origination costs, net of fees	2,153	3,642
	94,460	121,611
Less allowance	(1,302)	(1,792)
	$93,158	$119,819

*     Includes equipment financing agreements outstanding at m2, totaling $131.0 million and $103.4 million as of September 30, 2019 and December 31, 2018, respectively.

**   Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors, which is combined with management's expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider, which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three and nine months ended September 30, 2019 and 2018.

*** Includes residential real estate loans held for sale totaling $8.9 million and $1.3 million as of September 30, 2019 and December 31, 2018, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Changes in accretable yield for acquired loans were as follows:

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(151)	$(8,489)	$(8,640)	$(667)	$(10,127)	$(10,794)
Reclassification of nonaccretable discount to accretable	—	—	—	(159)	—	(159)
Accretion recognized	94	1,344	1,438	769	2,982	3,751
Balance at the end of the period	$(57)	$(7,145)	$(7,202)	$(57)	$(7,145)	$(7,202)

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(142)	$(5,051)	$(5,193)	$(191)	$(6,280)	$(6,471)
Discount added at acquisition	(293)	(7,800)	(8,093)	(293)	(7,800)	(8,093)
Reclassification of nonaccretable discount to accretable	(892)	—	(892)	(892)	—	(892)
Accretion recognized	269	1,579	1,848	318	2,808	3,126
Balance at the end of the period	$(1,058)	$(11,272)	$(12,330)	$(1,058)	$(11,272)	$(12,330)

The aging of the loan/lease portfolio by classes of loans/leases as of September 30, 2019 and December 31, 2018 is presented as follows:

	As of September 30, 2019
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total
	(dollars in thousands)

C&I	$1,466,347	$2,067	$246	$—	$1,318	$1,469,978
CRE
Owner-Occupied CRE	440,668	276	—	—	178	441,122
Commercial Construction, Land Development, and Other Land	368,422	701	—	—	—	369,123
Other Non Owner-Occupied CRE	872,591	1,491	—	—	3,595	877,677
Direct Financing Leases	89,776	816	318	—	1,397	92,307
Residential Real Estate	243,785	58	704	—	1,120	245,667
Installment and Other Consumer	105,580	337	—	—	623	106,540
	$3,587,169	$5,746	$1,268	$—	$8,231	$3,602,414

As a percentage of total loan/lease portfolio	99.58%	0.16%	0.04%	—%	0.22%	100.00%

	As of December 31, 2018
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total
	(dollars in thousands)

C&I	$1,423,406	$930	$597	$389	$4,088	$1,429,410
CRE
Owner-Occupied CRE	500,138	—	193	107	216	500,654
Commercial Construction, Land Development, and Other Land	234,704	1,764	—	—	319	236,787
Other Non Owner-Occupied CRE	1,022,664	484	—	—	5,522	1,028,670
Direct Financing Leases	114,078	1,642	488	—	1,761	117,969
Residential Real Estate	284,844	3,877	206	89	1,743	290,759
Installment and Other Consumer	118,343	356	24	47	611	119,381
	$3,698,177	$9,053	$1,508	$632	$14,260	$3,723,630

As a percentage of total loan/lease portfolio	99.32%	0.24%	0.04%	0.02%	0.38%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NPLs by classes of loans/leases as of September 30, 2019 and December 31, 2018 are presented as follows:

	As of September 30, 2019
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More*	Loans/Leases*	Accruing TDRs	Total NPLs	Total NPLs
	(dollars in thousands)

C&I	$—	$1,318	$565	$1,883	20.94%
CRE
Owner-Occupied CRE	—	178	—	178	1.98%
Commercial Construction, Land Development, and Other Land	—	—	—	—	-%
Other Non Owner-Occupied CRE	—	3,595	—	3,595	39.97%
Direct Financing Leases	—	1,397	198	1,595	17.73%
Residential Real Estate	—	1,120	—	1,120	12.45%
Installment and Other Consumer	—	623	—	623	6.93%
	$—	$8,231	$763	$8,994	100.00%

*     Nonaccrual loans/leases included $932 thousand of TDRs, including $26 thousand in C&I loans, $513 thousand in CRE loans, $304 thousand in direct financing leases, $32 thousand in residential real estate loans, and $57 thousand in installment loans.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Changes in the allowance by portfolio segment for the three and nine months ended September 30, 2019 and 2018, respectively, are presented as follows:

	Three Months Ended September 30, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Balance, beginning	$18,248	$17,363	$1,459	$2,582	$1,452	$41,104
Reclassification of allowance related to held for sale assets	(2,814)	(2,392)	—	(628)	(288)	(6,122)
Provisions (credits) charged to expense *	998	220	80	241	45	1,584
Loans/leases charged off	(349)	—	(351)	(37)	(4)	(741)
Recoveries on loans/leases previously charged off	68	100	114	—	9	291
Balance, ending	$16,151	$15,291	$1,302	$2,158	$1,214	$36,116

	Three Months Ended September 30, 2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Balance, beginning	$15,234	$15,819	$2,724	$2,433	$1,335	$37,545
Provisions (credits) charged to expense	3,699	2,254	125	132	(4)	6,206
Loans/leases charged off	(87)	(387)	(428)	(58)	(31)	(991)
Recoveries on loans/leases previously charged off	71	30	211	—	5	317
Balance, ending	$18,917	$17,716	$2,632	$2,507	$1,305	$43,077

	Nine Months Ended September 30, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Balance, beginning	$16,420	$17,719	$1,792	$2,557	$1,359	$39,847
Reclassification of allowance related to held for sale assets	(2,814)	(2,392)	—	(628)	(288)	(6,122)
Provisions charged to expense *	3,120	1,168	856	309	206	5,659
Loans/leases charged off	(876)	(1,369)	(1,501)	(109)	(99)	(3,953)
Recoveries on loans/leases previously charged off	300	164	155	31	36	685
Balance, ending	$16,151	$15,291	$1,302	$2,158	$1,214	$36,116

	Nine Months Ended September 30, 2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Balance, beginning	$14,323	$13,963	$2,382	$2,466	$1,221	$34,355
Provisions charged to expense	5,284	4,091	1,418	150	104	11,046
Loans/leases charged off	(911)	(388)	(1,506)	(110)	(36)	(2,951)
Recoveries on loans/leases previously charged off	221	50	338	1	16	626
Balance, ending	$18,917	$17,716	$2,632	$2,507	$1,305	$43,077

*Excludes provision related to loans included in assets held for sale of $428 thousand for the three and nine months ended September 30, 2019.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

The allowance by impairment evaluation and by portfolio segment as of September 30, 2019 and December 31, 2018 is presented as follows:

	As of September 30, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Allowance for impaired loans/leases	$160	$374	$59	$27	$84	$704
Allowance for nonimpaired loans/leases	15,991	14,917	1,243	2,131	1,130	35,412
	$16,151	$15,291	$1,302	$2,158	$1,214	$36,116

Impaired loans/leases	$1,764	$4,148	$1,581	$1,062	$623	$9,178
Nonimpaired loans/leases	1,468,214	1,683,774	90,726	244,605	105,917	3,593,236
	$1,469,978	$1,687,922	$92,307	$245,667	$106,540	$3,602,414

Allowance as a percentage of impaired loans/leases	9.07%	9.02%	3.73%	2.54%	13.48%	7.67%
Allowance as a percentage of nonimpaired loans/leases	1.09%	0.89%	1.37%	0.87%	1.07%	0.99%
Total allowance as a percentage of total loans/leases	1.10%	0.91%	1.41%	0.88%	1.14%	1.00%

	As of December 31, 2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Allowance for impaired loans/leases	$973	$2,124	$194	$257	$111	$3,659
Allowance for nonimpaired loans/leases	15,447	15,595	1,598	2,300	1,248	36,188
	$16,420	$17,719	$1,792	$2,557	$1,359	$39,847

Impaired loans/leases	$4,499	$10,447	$2,249	$2,110	$898	$20,203
Nonimpaired loans/leases	1,424,911	1,755,664	115,720	288,649	118,483	3,703,427
	$1,429,410	$1,766,111	$117,969	$290,759	$119,381	$3,723,630

Allowance as a percentage of impaired loans/leases	21.62%	20.33%	8.63%	12.18%	12.38%	18.11%
Allowance as a percentage of nonimpaired loans/leases	1.08%	0.89%	1.38%	0.80%	1.05%	0.98%
Total allowance as a percentage of total loans/leases	1.15%	1.00%	1.52%	0.88%	1.14%	1.07%

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the nine months ended September 30, 2019 are presented as follows:

						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received
	(dollars in thousands)

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,545	$1,585	$—	$1,026	$18	$18
CRE
Owner-Occupied CRE	40	56	—	21	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	733	733	—	751	22	22
Direct Financing Leases	1,440	1,440	—	1,246	19	19
Residential Real Estate	648	764	—	522	—	—
Installment and Other Consumer	539	539	—	510	—	—
	$4,945	$5,117	$—	$4,076	$59	$59

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$219	$219	$160	$102	$—	$—
CRE
Owner-Occupied CRE	121	121	18	127	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	3,254	3,254	356	1,995	—	—
Direct Financing Leases	141	141	59	108	2	2
Residential Real Estate	414	414	27	381	—	—
Installment and Other Consumer	84	84	84	57	—	—
	$4,233	$4,233	$704	$2,770	$2	$2

Total Impaired Loans/Leases:
C&I	$1,764	$1,804	$160	$1,128	$18	$18
CRE
Owner-Occupied CRE	161	177	18	148	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	3,987	3,987	356	2,746	22	22
Direct Financing Leases	1,581	1,581	59	1,354	21	21
Residential Real Estate	1,062	1,178	27	903	—	—
Installment and Other Consumer	623	623	84	567	—	—
	$9,178	$9,350	$704	$6,846	$61	$61

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended September 30, 2019 and 2018, respectively are presented as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
			Interest Income			Interest Income
	Average		Recognized for	Average		Recognized for
	Recorded	Interest Income	Cash Payments	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Recognized	Received	Investment	Recognized	Received
	(dollars in thousands)

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,433	$6	$6	$2,795	$17	$17
CRE
Owner-Occupied CRE	42	—	—	289	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	739	7	7	1,009	9	9
Direct Financing Leases	1,359	6	6	1,780	3	3
Residential Real Estate	540	—	—	666	—	—
Installment and Other Consumer	543	—	—	115	—	—
	$4,656	$19	$19	$6,654	$29	$29

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$141	$—	$—	$3,401	$2	$2
CRE
Owner-Occupied CRE	123	—	—	141	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	5,484	—	—
Other Non Owner-Occupied CRE	3,254	—	—	3,848	8	8
Direct Financing Leases	120	—	—	558	—	—
Residential Real Estate	390	—	—	461	3	3
Installment and Other Consumer	84	—	—	113	—	—
	$4,112	$—	$—	$14,006	$13	$13

Total Impaired Loans/Leases:
C&I	$1,574	$6	$6	$6,196	$19	$19
CRE
Owner-Occupied CRE	165	—	—	430	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	5,484	—	—
Other Non Owner-Occupied CRE	3,993	7	7	4,857	17	17
Direct Financing Leases	1,479	6	6	2,338	3	3
Residential Real Estate	930	—	—	1,127	3	3
Installment and Other Consumer	627	—	—	228	—	—
	$8,768	$19	$19	$20,660	$42	$42

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
		CRE
			Non-Owner Occupied
			Commercial
			Construction,
			Land
		Owner-Occupied	Development,			As a % of
Internally Assigned Risk Rating	C&I	CRE	and Other Land	Other CRE	Total	Total
	(dollars in thousands)

Pass (Ratings 1 through 5)	$1,306,314	$435,761	$368,659	$861,561	$2,972,295	98.19%
Special Mention (Rating 6)	14,043	2,888	40	6,224	23,195	0.77%
Substandard (Rating 7)	18,597	2,473	424	9,892	31,386	1.04%
Doubtful (Rating 8)	—	—	—	—	—	—%
	$1,338,954	$441,122	$369,123	$877,677	$3,026,876	100.00%

	As of September 30, 2019
		Direct Financing	Residential Real	Installment and		As a % of
Delinquency Status *	C&I	Leases	Estate	Other Consumer	Total	Total
	(dollars in thousands)

Performing	$130,291	$90,712	$244,547	$105,917	$571,467	99.29%
Nonperforming	733	1,595	1,120	623	4,071	0.71%
	$131,024	$92,307	$245,667	$106,540	$575,538	100.00%

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

As of September 30, 2019 and December 31, 2018, TDRs totaled $1.7 million and $6.5 million, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three and nine months ended September 30, 2019 and 2018. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended September 30, 2019				For the three months ended September 30, 2018
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number of	Recorded	Recorded	Specific	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance	Loans / Leases	Investment	Investment	Allowance
	(dollars in thousands)
CONCESSION - Significant Payment Delay
C&I	—	$—	$—	$—	1	$274	$274	$274
Other Non Owner-Occupied CRE	—	—	—	—	2	981	981	60
Direct Financing Leases	3	116	116	—	2	44	44	—
	3	$116	$116	$—	5	$1,299	$1,299	$334

CONCESSION - Extension of Maturity
Installment and Other Consumer	1	56	56	56	—	—	—	—
	1	$56	$56	$56	—	$—	$—	$—

TOTAL	4	$172	$172	$56	5	$1,299	$1,299	$334

	For the nine months ended September 30, 2019				For the nine months ended September 30, 2018
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number of	Recorded	Recorded	Specific	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans/Leases	Investment	Investment	Allowance	Loans/Leases	Investment	Investment	Allowance
	(dollars in thousands)
CONCESSION - Significant Payment Delay
C&I	1	$19	$19	$—	1	$274	$274	$274
Other Non Owner-Occupied CRE	—	—	—	—	2	981	981	60
Residential Real Estate	—	—	—	—	1	46	46	—
Direct Financing Leases	6	219	219	20	4	92	92	—
	7	$238	$238	$20	8	$1,393	$1,393	$334

CONCESSION - Forgiveness of Principal
C&I	1	$587	$537	$—	—	$—	$—	$—
	1	$587	$537	$—	—	$—	$—	$—

CONCESSION - Extension of Maturity
Other Non Owner-Occupied CRE	—	$—	$—	$—	2	$2,976	$2,976	$816
Installment and Other Consumer	1	56	56	56
Direct Financing Leases	—	—	—	—	1	35	35	—
	1	$56	$56	$56	3	$3,011	$3,011	$816

TOTAL	9	$881	$831	$76	11	$4,404	$4,404	$1,150

Of the loans restructured during the nine months ended September 30, 2019, three with post-modification recorded balances of $121 thousand were on nonaccrual. Of the loans restructured during the nine months ended September 30, 2018, four with a post-modification recorded balance of $1.3 million was on nonaccrual.

For the nine months ended September 30, 2019, two of the Company's TDRs redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. These TDRs were related to one customer whose leases were restructured in the first quarter of 2019 with pre-modification balances totaling $66 thousand.

For the three and nine months ended September 30, 2018, two of the Company's TDRs redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. These TDRs were related to customers whose loans were restructured in the third quarter of 2018 with pre-modification balances totaling $774 thousand.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Not included in the table above, the Company had three TDRs that were restructured and charged off for the nine months ended September 30, 2019, totaling $108 thousand.  The Company had nine TDRs that were restructured and charged off for the nine months ended September 30, 2018, totaling $577 thousand.

NOTE 5 – DERIVATIVES

The Company uses interest rate swap instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.  On June 21, 2018, the Company entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities.  The floating rate trust preferred securities are tied to three-month LIBOR, and the interest rate swaps utilize three-month LIBOR, so the hedge is effective.  The interest rate swaps are designated as a cash flow hedge in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Instrument	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	September 30, 2019	December 31, 2018
(dollars in thousands)

QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Other Liabilities	$10,000	4.95%	5.85%	$(1,265)	$(298)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Other Liabilities	8,000	4.95%	5.85%	(1,012)	(239)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Other Liabilities	10,000	3.85%	4.54%	(1,229)	(288)
Community National Statutory Trust II	9/20/2018	9/20/2028	Other Liabilities	3,000	4.33%	5.17%	(378)	(89)
Community National Statutory Trust III	9/15//2018	9/15/2028	Other Liabilities	3,500	3.87%	4.75%	(441)	(104)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Other Liabilities	4,500	3.87%	4.75%	(566)	(133)
				$39,000	4.40%	5.24%	$(4,891)	$(1,151)

Changes in fair values of derivatives designated as cash flow hedges are recorded in OCI to the extent the hedge is effective, and reclassified to earnings as the hedged transaction (interest payments on debt) impact earnings.

The swaps are valued by the transaction counterparty on a monthly basis and corroborated by a third party annually.

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

	September 30, 2019		December 31, 2018
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$694,928	$102,956	$445,022	$22,196
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$694,928	$102,956	$445,022	$22,196

Swap fee income totaled $20.9 million and $3.7 million for the nine months ended September 30, 2019 and 2018, respectively.  Swap fee income totaled $10.6 million for the year ended December 31, 2018.

NOTE 6 –BORROWINGS

On February 12, 2019, the Company completed an underwritten public offering of $65.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on February 15, 2029.  Net proceeds, after deducting the underwriting discount and estimated expenses, were $63.4 million.  The subordinated notes, which qualify as Tier 2 capital for the Company, are at a fixed rate of 5.375% per year until but excluding February 15, 2024.  On this date, the interest rate will change to an annual floating rate equal to three-month LIBOR plus 282 basis points until the maturity date.  The interest on the subordinated notes are payable semi-annually, commencing on August 15, 2019 during the five year fixed term and thereafter quarterly, commencing on February 15, 2024.  The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after February 15, 2024.  The subordinated notes are subordinate in

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.  Unamortized debt issuance costs related to the subordinated notes totaled $1.5 million at September 30, 2019.

Immediately following the issuance, the Company repaid term notes totaling $21.3 million and the outstanding balance of $9.0 million on its revolving line of credit.  The Company intends to use the remaining net proceeds from this offering for general corporate purposes, including the pursuit of opportunistic acquisitions of similar or complementary financial service organizations, repaying indebtedness, financing investments and capital expenditures, repurchasing shares of the Company’s common stock, investing in the subsidiary banks or other strategic opportunities that may arise in the future.

In the second quarter of 2019, the Company renewed its revolving line of credit. At renewal, the line amount was increased from $10.0 million to $20.0 million. The interest on the revolving line of credit is calculated at the effective LIBOR rate plus 2.25% per annum (4.34% at September 30, 2019).  Prior to the renewal, the interest on the revolving line of credit was calculated at the effective LIBOR rate plus 2.50% per annum. The collateral on the revolving line of credit is 100% of the outstanding capital stock of the Company’s bank subsidiaries.  The outstanding balance on the revolving line of credit was $0 and $9.0 million at September 30, 2019 and December 31, 2018, respectively.

The Company prepaid $30.2 million of FHLB term advances in the third quarter of 2019 using excess funds generated by strong deposit growth.  The term advances had original maturities from February 2020 to October 2021 with rates ranging from 1.50% to 2.97%.

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

NOTE 7 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands, except share data)

Net income	$15,095	$8,809	$41,517	$29,804

Basic EPS	$0.96	$0.56	$2.64	$2.06
Diluted EPS	$0.94	$0.55	$2.60	$2.02

Weighted average common shares outstanding	15,739,430	15,625,123	15,715,788	14,477,783
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	237,312	297,201	230,232	308,994
Weighted average common and common equivalent shares outstanding	15,976,742	15,922,324	15,946,020	14,786,777

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

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at September 30, 2019 and December 31, 2018:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
September 30, 2019:
Securities AFS:
U.S. govt. sponsored agency securities	$21,268	$—	$21,268	$—
Residential mortgage-backed and related securities	123,880	—	123,880	—
Municipal securities	48,902	—	48,902	—
Other securities	17,882	—	17,882	—
Interest rate swaps - assets	102,956	—	102,956	—
Total assets measured at fair value	$314,888	$—	$314,888	$—

Interest rate swaps - liabilities	$107,847	$—	$107,847	$—
Total liabilities measured at fair value	$107,847	$—	$107,847	$—

December 31, 2018:
Securities AFS:
U.S. govt. sponsored agency securities	$36,411	$—	$36,411	$—
Residential mortgage-backed and related securities	159,249	—	159,249	—
Municipal securities	58,546	—	58,546	—
Other securities	6,850	—	6,850	—
Interest rate swaps - assets	22,196	—	22,196	—
Total assets measured at fair value	$283,252	$—	$283,252	$—

Interest rate swaps - liabilities	$23,347	$—	$23,347	$—
Total liabilities measured at fair value	$23,347	$—	$23,347	$—

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three and nine months ended September 30, 2019 or 2018.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Interest rate swaps are executed for select commercial customers. The interest rate swaps are further described in Note 5 to the Consolidated Financial Statements. The fair values are determined by comparing the contract rate on the swap with the then-current market rate for the remaining term of the transaction (Level 2 inputs).

Interest rate swaps are also used for the purpose of hedging interest rate risk on junior subordinated debt. The interest rate swaps are further described in Note 5 to the Consolidated Financial Statements. The fair values are determined by comparing the contract rate on the swap with the then-current market rate for the remaining term of the transaction (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprise the following at September 30, 2019 and December 31, 2018:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
September 30, 2019:
Impaired loans/leases	$3,839	$—	$—	$3,839
OREO	4,588	—	—	4,588
	$8,427	$—	$—	$8,427

December 31, 2018:
Impaired loans/leases	$9,657	$—	$—	$9,657
OREO	10,128	—	—	10,128
	$19,785	$—	$—	$19,785

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	September 30,	December 31,
	2019	2018	Valuation Technique	Unobservable Input	Range
	(dollars in thousands)

Impaired loans/leases	$3,839	$9,657	Appraisal of collateral	Appraisal adjustments	(10.00)%	to	(30.00)%
OREO	4,588	10,128	Appraisal of collateral	Appraisal adjustments	0.00%	to	(35.00)%

For the impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three and nine months ended September 30, 2019 and 2018.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of September 30, 2019		As of December 31, 2018
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
		(dollars in thousands)

Cash and due from banks	Level 1	$91,671	$91,671	$85,523	$85,523
Federal funds sold	Level 2	9,300	9,300	26,398	26,398
Interest-bearing deposits at financial institutions	Level 2	187,963	187,963	133,198	133,198
Investment securities:
HTM	Level 2	343,477	363,474	401,913	400,770
AFS	*	211,932	211,932	261,056	261,056
Loans/leases receivable, net	Level 3	3,555	3,839	8,942	9,657
Loans/leases receivable, net	Level 2	3,570,599	3,495,905	3,683,965	3,639,329
Interest rate caps	Level 2	—	—	459	459
Interest rate swaps - assets	Level 2	102,956	102,956	22,196	22,196
Assets held for sale:
Cash and cash equivalents	Level 2	13,446	13,446	—	—
Securities	Level 2	66,009	68,389	—	—
Loans, net	Level 2	362,011	354,438	—	—

Deposits:
Nonmaturity deposits	Level 2	3,050,033	3,050,033	3,002,327	3,002,327
Time deposits	Level 2	752,208	748,305	974,704	968,906
Short-term borrowings	Level 2	18,526	18,526	28,774	28,774
FHLB advances	Level 2	195,800	195,697	266,492	265,926
Other borrowings	Level 2	—	—	67,250	67,770
Subordinated notes	Level 2	68,334	68,521	4,782	4,933
Junior subordinated debentures	Level 2	37,797	30,494	37,670	29,992
Interest rate swaps - liabilities	Level 2	107,847	107,847	23,347	23,347
Liabilities hed for sale:
Deposits	Level 2	451,546	447,869	—	—
Borrowings	Level 2	16,157	16,149	—	—

*See previous table in Note 8.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 9 – BUSINESS SEGMENT INFORMATION

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

The Company's primary segment, Commercial Banking, is geographically divided by markets into the secondary segments comprised of the four held for investment subsidiary banks wholly owned by the Company:  QCBT, CRBT, CSB, and SFC Bank. Each of these secondary segments offers similar products and services, but is managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

The Company's Wealth Management segment represents the trust, asset management, investment management and advisory services offered at the Company's four subsidiary banks and the Bates Companies in aggregate. This segment generates income primarily from fees charged based on assets under administration for corporate and personal trusts, custodial services, and investments managed. No assets of the subsidiary banks have been allocated to the Wealth Management segment.

The Company's All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds as well as the corporate operations of the parent company. This segment also includes the results of segments classified as held for sale.

Selected financial information on the Company's business segments is presented as follows as of and for the three and nine months ended September 30, 2019 and 2018.

	Commercial Banking				Wealth		Intercompany	Consolidated
	QCBT	CRBT	CSB	SFC Bank	Management	All other	Eliminations	Total
	(dollars in thousands)
Three Months Ended September 30, 2019
Total revenue	$21,230	$25,707	$11,596	$8,351	$4,122	$27,753	$(22,036)	$76,723
Net interest income	13,357	11,478	8,894	5,056	—	1,934	—	40,719
Provision	948	150	150	276	—	488	—	2,012
Net income (loss)	4,870	7,900	3,482	2,116	926	15,081	(19,280)	15,095
Goodwill	3,223	14,980	9,888	45,975	—	3,682	—	77,748
Intangibles	—	2,810	4,154	7,034	—	1,531	—	15,529
Total assets	1,642,950	1,592,896	801,596	693,898	—	1,180,872	(619,830)	5,292,382

Three Months Ended September 30, 2018
Total revenue	$17,322	$16,800	$8,889	$7,360	$3,255	$17,721	$(12,707)	$58,640
Net interest income	12,218	10,833	7,101	5,701	—	2,456	5	38,314
Provision	409	453	20	475	—	4,849	—	6,206
Net income (loss) from continuing operations	4,827	4,869	2,533	2,198	768	6,081	(12,467)	8,809
Goodwill	3,223	14,979	9,888	45,528	—	—	—	73,618
Intangibles	—	3,313	4,852	7,972	—	—	—	16,137
Total assets	1,579,327	1,354,293	734,536	623,520	—	1,038,405	(537,349)	4,792,732

Nine Months Ended September 30, 2019
Total revenue	$60,148	$68,526	$30,596	$23,396	$12,599	$71,361	$(54,563)	$212,063
Net interest income	38,129	32,671	23,154	15,707	—	5,979	—	115,640
Provision for loan/lease losses	2,941	875	451	1,261	—	559	—	6,087
Net income (loss)	13,560	19,928	7,845	5,848	2,667	42,566	(50,897)	41,517
Goodwill	3,223	14,980	9,888	45,975	—	3,682	—	77,748
Intangibles	—	2,810	4,154	7,034	—	1,531	—	15,529
Total assets	1,642,950	1,592,896	801,596	693,898	—	1,180,872	(619,830)	5,292,382

Nine Months Ended September 30, 2018
Total revenue	$49,812	$49,301	$25,459	$7,360	$9,560	$53,395	$(38,450)	$156,437
Net interest income	36,629	32,149	20,579	5,701	—	7,738	5	102,801
Provision for loan/lease losses	2,784	1,682	817	475	—	5,288	—	11,046
Net income (loss) from continuing operations	13,796	14,191	6,560	2,197	2,336	28,556	(37,832)	29,804
Goodwill	3,223	14,979	9,888	45,528	—	—	—	73,618
Intangibles	—	3,313	4,852	7,972	—	—	—	16,137
Total assets	1,579,327	1,354,293	734,536	623,520	—	1,038,405	(537,349)	4,792,732

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 10 – REGULATORY CAPITAL REQUIREMENTS

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of September 30, 2019 and December 31, 2018, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks' actual capital amounts and ratios as of September 30, 2019 and December 31, 2018 are presented in the following table (dollars in thousands). As of September 30, 2019 and December 31, 2018, each of the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2019:
Company:
Total risk-based capital	$567,977	12.22%	$371,904	>	8.00%	$488,124	>	10.50%	$464,880	>	10.00%
Tier 1 risk-based capital	461,899	9.94	278,928	>	6.00	395,148	>	8.50	371,904	>	8.00
Tier 1 leverage	461,899	9.02	204,868	>	4.00	204,868	>	4.00	256,085	>	5.00
Common equity Tier 1	424,102	9.12	209,196	>	4.50	325,416	>	7.00	302,172	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$177,834	11.72%	$121,345	>	8.00%	$159,265	>	10.50%	$151,681	>	10.00%
Tier 1 risk-based capital	163,998	10.81	91,009	>	6.00	128,929	>	8.50	121,345	>	8.00
Tier 1 leverage	163,998	9.85	66,604	>	4.00	66,604	>	4.00	83,255	>	5.00
Common equity Tier 1	163,998	10.81	68,257	>	4.50	106,177	>	7.00	98,593	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$168,158	11.64%	$115,524	>	8.00%	$151,625	>	10.50%	$144,405	>	10.00%
Tier 1 risk-based capital	154,769	10.72	86,643	>	6.00	122,744	>	8.50	115,524	>	8.00
Tier 1 leverage	154,769	9.99	61,993	>	4.00	61,993	>	4.00	77,491	>	5.00
Common equity Tier 1	154,769	10.72	64,982	>	4.50	101,083	>	7.00	93,863	>	6.50
Community State Bank:
Total risk-based capital	$89,088	12.92%	$55,147	>	8.00%	$72,380	>	10.50%	$68,933	>	10.00%
Tier 1 risk-based capital	82,399	11.95	41,360	>	6.00	58,593	>	8.50	55,147	>	8.00
Tier 1 leverage	82,399	10.35	31,846	>	4.00	31,846	>	4.00	39,808	>	5.00
Common equity Tier 1	82,399	11.95	31,020	>	4.50	48,253	>	7.00	44,807	>	6.50
Springfield First Community Bank:
Total risk-based capital	$68,371	13.16%	$41,561	>	8.00%	$54,549	>	10.50%	$51,951	>	10.00%
Tier 1 risk-based capital	61,328	11.80	31,171	>	6.00	44,159	>	8.50	41,561	>	8.00
Tier 1 leverage	61,328	9.67	25,375	>	4.00	25,375	>	4.00	31,719	>	5.00
Common equity Tier 1	61,328	11.80	23,378	>	4.50	36,366	>	7.00	33,768	>	6.50

*    September 30, 2019 minimums reflect the fully phased-in ratios (including the capital conservation buffer).

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2018:
Company:
Total risk-based capital	$460,416	10.69%	$344,551	>	8.00%	$425,305	>	9.875%	$430,689	>	10.00%
Tier 1 risk-based capital	420,569	9.77	258,413	>	6.00	339,168	>	7.875	344,551	>	8.00
Tier 1 leverage	420,569	8.87	189,858	>	4.00	189,858	>	4.000	237,322	>	5.00
Common equity Tier 1	382,899	8.89	193,810	>	4.50	274,564	>	6.375	279,948	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$162,009	11.38%	$113,900	>	8.00%	$140,596	>	9.875%	$142,376	>	10.00%
Tier 1 risk-based capital	148,529	10.43	85,425	>	6.00	112,121	>	7.875	113,900	>	8.00
Tier 1 leverage	148,529	9.04	65,744	>	4.00	65,744	>	4.000	82,180	>	5.00
Common equity Tier 1	148,529	10.43	64,069	>	4.50	90,764	>	6.375	92,544	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$146,292	11.55%	$101,310	>	8.00%	$125,054	>	9.875%	$126,637	>	10.00%
Tier 1 risk-based capital	133,982	10.58	75,982	>	6.00	99,727	>	7.875	101,310	>	8.00
Tier 1 leverage	133,982	9.98	53,682	>	4.00	53,682	>	4.000	67,103	>	5.00
Common equity Tier 1	133,982	10.58	56,987	>	4.50	80,731	>	6.375	82,314	>	6.50
Community State Bank:
Total risk-based capital	$75,233	11.24%	$53,567	>	8.00%	$66,122	>	9.875%	$66,959	>	10.00%
Tier 1 risk-based capital	69,101	10.32	40,175	>	6.00	52,730	>	7.875	53,567	>	8.00
Tier 1 leverage	69,101	9.19	30,070	>	4.00	30,070	>	4.000	37,588	>	5.00
Common equity Tier 1	69,101	10.32	30,131	>	4.50	42,686	>	6.375	43,523	>	6.50
Springfield First Community Bank:
Total risk-based capital	$57,051	12.24%	$37,278	>	8.00%	$46,016	>	9.875%	$46,598	>	10.00%
Tier 1 risk-based capital	51,279	11.00	27,959	>	6.00	36,696	>	7.875	37,278	>	8.00
Tier 1 leverage	51,279	9.39	21,849	>	4.00	21,849	>	4.000	27,312	>	5.00
Common equity Tier 1	51,279	11.00	20,969	>	4.50	29,706	>	6.375	30,289	>	6.50
Rockford Bank & Trust
Total risk-based capital	$50,648	10.89%	$37,208	>	8.00%	$45,929	>	9.875%	$46,511	>	10.00%
Tier 1 risk-based capital	44,821	9.64	27,906	>	6.00	36,627	>	7.875	37,208	>	8.00
Tier 1 leverage	44,821	8.93	20,081	>	4.00	20,081	>	4.000	25,101	>	5.00
Common equity Tier 1	44,821	9.64	20,930	>	4.50	29,650	>	6.375	30,232	>	6.50

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three and nine months ending September 30, 2019. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. The page locations and specific sections and notes that are referred to in this discussion are presented in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

QCR Holdings, Inc. is a financial holding company and the parent company of QCBT, CRBT, CSB, SFC Bank and RB&T. QCBT, CRBT and CSB are Iowa-chartered commercial banks, SFC Bank is a Missouri-chartered commercial bank, and RB&T is an Illinois-chartered commercial bank. All are members of the Federal Reserve system with depository accounts insured to the maximum amount permitted by the FDIC.

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

•

RB&T commenced operations in January 2005 and provides full-service commercial and consumer banking, and trust and asset management services to Rockford, Illinois and adjacent communities through its main office located on Guilford Road in Rockford and its branch facility in downtown Rockford. On August 13, 2019, the Company entered into a definitive agreement to sell certain assets and liabilities of RB&T, a wholly-owned subsidiary headquartered in Rockford, Illinois, to IB&T, a wholly-owned subsidiary of Heartland Financial USA, Inc. Under the terms of the agreement, IB&T will acquire certain assets and assume certain liabilities for a cash payment. The transaction is subject to approval by federal and state bank regulators and to customary closing conditions.  The transaction is expected to close in the fourth quarter of 2019. The assets and liabilities that will be sold are classified as held for sale on the Consolidated Balance Sheet and corresponding footnotes.  See Note 2 to the Company’s Consolidated Financial Statements for additional information about the sale.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

EXECUTIVE OVERVIEW

The Company reported net income of $15.1 million and diluted EPS of $0.94 for the quarter ended September 30, 2019. By comparison, for the quarter ended June 30, 2019, the Company reported net income of $13.5 million and diluted EPS of $0.85.  For the quarter ended September 30, 2018, the Company reported net income of $8.8 million, and diluted EPS of $0.55.

For the nine months ended September 30, 2019, the Company reported net income of $41.5 million, and diluted EPS of $2.60.  By comparison, for the nine months ended September 30, 2018, the Company reported net income of $29.8 million, and diluted EPS of $2.02.

The third quarter of 2019 was also highlighted by ther following results and events:

•	Adjusted net income (non-GAAP) of $15.9 million, or $1.00 per diluted share;
•	Expanded NIM and NIM(TEY)(non-GAAP) each by 12 basis points, to 3.37% and 3.52%, respectively;
•	Record noninterest income of $19.9 million for the quarter and $49.0 million year-to-date;
•	Entered a definitive agreement to sell certain assets and liabilities of RB&T;
•	Excluding RB&T’s held for sale assets and liabilities:
•	Annualized loan and lease growth of 9.1% for the quarter and 9.4% year-to-date;
•	Deposits were down 1.7% on a linked quarter basis and up 9.6% annualized year-to-date; and
•	Nonperforming assets were down $2.5 million, or 15.6%, from the prior quarter.

Following is a table that represents various income measurements for the Company.

	For the three months ended			For the nine months ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands)

Net income	$15,095	$13,504	$8,809	$41,517	$29,804

Diluted earnings per common share	$0.94	$0.85	$0.55	$2.60	$2.02

Weighted average common and common equivalent shares outstanding	15,976,742	15,938,377	15,922,324	15,946,020	14,786,777

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended			For the nine months ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands)

Net interest income	$40,719	$38,013	$38,314	$115,640	$102,801
Provision expense	2,012	1,941	6,206	6,087	11,046
Noninterest income	19,906	17,065	8,809	48,964	26,262
Noninterest expense	39,945	36,560	30,500	108,941	82,733
Federal and state income tax expense	3,573	3,073	1,608	8,059	5,480
Net income	$15,095	$13,504	$8,809	$41,517	$29,804

Following are some noteworthy changes in the Company's financial results:

•

Net interest income in the third quarter of 2019 was up 7% compared to the second quarter of 2019. The increase was primarily due to a $93.2 million increase in average interest earning assets combined with a 12 basis point increase in reported net interest margin.  Net interest income increased 6% compared to the third quarter of 2018 and 12% when comparing the first nine months of 2019 to the same period in the prior year.  These increases were primarily due to strong loan growth and the addition of SFC Bank.

•

Provision expense in the third quarter of 2019 increased 4% compared to the second quarter of 2019.  Provision expense decreased 68% compared to the third quarter of 2018 and 45% when comparing the first nine months of 2019 to the same period in the prior year. The increase in the third quarter was primarily due to $493 thousand of provision related to a nonperforming loan included in assets held for sale. The decreases in provision when comparing to the prior periods of 2018 were primarily due to continued asset quality improvements. See the Provision for Loan Lease Losses section of this report for additional details.

•

Noninterest income in the third quarter of 2019 increased 17% compared to the second quarter of 2019 primarily due to higher swap fee income. Noninterest income increased 126% compared to the third quarter of 2018 and 86% when comparing the first nine months of 2019 to the same period in the prior year.  These increases were primarily attributable to higher swap fee income as well as solid growth in wealth management fee income and the addition of SFC Bank and the Bates Companies.

•

Noninterest expense increased 9% in the third quarter of 2019 compared to the second quarter of 2019. Net cost and gains/losses on operations of other real estate was $2.1 million in the third quarter of 2019 as compared to $1.1 million in the second quarter of 2019 primarily due to a write down of one OREO property of $2 million in the third quarter. Additionally, the Company incurred approximately $1.5 million in additional bonus and commission expense during the third quarter due to strong year-to-date results and higher than expected fee income. Professional and data processing fees increased $999 thousand comparing the third quarter of 2019 to the second quarter of 2019. This increased expense was primarily due to recent mergers/acquisitions. Noninterest expense increased 31% compared to the third quarter of 2018 and 32% when comparing the first nine months of 2019 to the same period in the prior year primarily due to the addition of SFC Bank.

•

Federal and state income tax expense in the third quarter of 2019 increased 16% compared to the second quarter of 2019. Federal and state income tax expense increased 122% compared to the third quarter of 2018 and 47% when comparing the first nine months of 2019 to the same period in the prior year. See the “Income Taxes” section of this report for additional details on these increases.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LONG-TERM FINANCIAL GOALS

As previously stated, the Company has established certain financial goals by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company's ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10‑K for the year ended December 31, 2018. The Company's long-term financial goals are as follows:

•	Generate strong organic loan and lease growth in order to maintain a gross loans and leases to total assets ratio in the range of 73 – 78%;
•	Improve profitability (measured by NIM and ROAA);
•	Support strong asset quality by maintaining NPAs to total assets to below 0.75% and maintaining charge-offs as a percentage of average loans/leases of under 0.25% annually;
•	Grow core deposits to maintain reliance on wholesale funding at less than 15% of total assets;
•	Continue to focus on generating gains on sales of government guaranteed portions of loans and swap fee income between $8 million and $12 million annually; and
•	Grow wealth management net income by 10% annually.

The following table shows the evaluation of the Company's long-term financial goals:

			For the Quarter Ending
Goal	Key Metric	Target **	September 30, 2019		June 30, 2019		September 30, 2018
Balance sheet efficiency	Gross loans and leases to total assets	73% - 78%	75%		75%		76%
	NIM TEY (non-GAAP)*	> 3.35%	3.52%		3.40%		3.60%
Profitability	ROAA	> 1.10%	1.16%		1.06%		0.75%
	Adjusted ROAA (non-GAAP)*	> 1.10%	1.22%		1.11%		0.89%
Asset quality	NPAs to total assets	< 0.75%	0.27%		0.45%		0.87%
	Net charge-offs to average loans and leases***	< 0.25% annually	0.11%		0.15%		0.09%
Reliance on wholesale funding	Wholesale funding to total assets****	< 15%	11%		10%		16%
Consistent, high quality noninterest income revenue streams	Gains on sales of government guaranteed portions of loans and swap fee income***	$8-12 million annually	$28.6	million	$22.3	million	$5.5	million
	Grow wealth management net income***	> 10% annually	20%		18%		39%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the third quarter of 2019 to support its corporate strategy and the long-term financial goals shown above:

•

Excluding the impact of loans classified as held for sale, the Company grew loans and leases in the third quarter of 2019 by 9.1% on an annualized basis and 10.3% year-to-date. Strong loan and lease growth for the remainder of the year is anticipated to keep the Company's loans and leases to assets ratio within the targeted range of 73‑78%.

•

Excluding RB&T’s loans/leases, which are classified as held for sale, the Company has continued to focus on lowering the NPAs to total assets ratio. This ratio decreased by 18 basis points to 0.27% compared to the second quarter 2019. The Company remains committed to maintaining strong asset quality ratios in 2019 and beyond.

•

Management has continued to focus on reducing the Company's reliance on wholesale funding. Wholesale funding as a percentage of total assets remained stable in the third quarter of 2019 at 11%. Management continues to prioritize core deposit growth through a variety of strategies including growth in correspondent banking.

•

Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Illinois,Wisconsin and Missouri. The Company acts as the correspondent bank for 195 downstream banks with average total noninterest bearing deposits of $170.5 million and average total interest bearing deposits of $330.5 million during the first nine months of 2019. By comparison, the Company acted as the correspondent bank for 191 downstream banks with average total noninterest bearing deposits of $197.5 million and average total interest bearing deposits of $221.1 million during the first nine months of 2018. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.

•

As a result of the relatively low interest rate environment including a flat to inverted yield curve, the Company has focused on executing interest rate swaps on select commercial loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent on the pricing. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for the borrowers and the Company. Swap fee income totaled $20.9 million for the nine months ended September 30, 2019 as compared to $3.7 million for the nine months ended September 30, 2018.

•

Wealth management is another core line of business for the Company and includes a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of September 30, 2019, the Company had $2.97 billion of total financial assets in trust (and related) accounts and $1.51 billion of total financial assets in brokerage (and related) accounts. Continued growth in assets under management are expected to drive trust and investment advisory fees. The Company offers trust and investment advisory services to the correspondent banks that it serves. As management continues to focus on growing wealth management fee income, expanding market share will continue to be a primary strategy, both through organic growth as well as through the acquisition of managed assets.

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

NIM (TEY) is a financial measure that the Company's management utilizes to take into account the tax benefit associated with certain tax-exempt loans and securities. It is standard industry practice to measure net interest margin using tax-equivalent measures. In addition, the Company calculates NIM without the impact of acquisition accounting net accretion (adjusted NIM), as accretion amounts can fluctuate widely, making comparions difficult.

The efficiency ratio is a ratio that management utilizes to compare the Company to its peers. It is a standard ratio used to calculate overhead as a percentage of revenue in the banking industry and is widely utilized by investors.

	As of
GAAP TO NON-GAAP	September 30,	June 30,	September 30,
RECONCILIATIONS	2019	2019	2018
	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$519,743	$504,300	$457,387
Less: Intangible assets	93,277	93,837	89,755
TCE (non-GAAP)	$426,466	$410,463	$367,632

Total assets (GAAP)	$5,292,382	$5,194,852	$4,792,732
Less: Intangible assets	93,277	93,837	89,755
TA (non-GAAP)	$5,199,105	$5,101,015	$4,702,977

TCE/TA ratio (non-GAAP)	8.20%	8.05%	7.82%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$15,095	$13,504	$8,809	$41,517	$29,804
Less nonrecurring items (post-tax) (*):
Income:
Securities losses, net	$(2)	$(41)	$—	$(43)	$—
Total nonrecurring income (non-GAAP)	$(2)	$(41)	$—	$(43)	$—
Expense:
Losses on debt extinguishment	$117	$—	$—	$117	$—
Acquisition costs	$—	$—	$1,216	$—	$1,616
Post-acquisition compensation, transition and integration costs	698	559	390	1,363	520
Total nonrecurring expense (non-GAAP)	$815	$559	$1,606	$1,480	$2,136

Adjusted net income (non-GAAP)	$15,913	$14,104	$10,415	$43,041	$31,940

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$15,913	$14,104	$10,415	$43,041	$31,940

Weighted average common shares outstanding	15,739,430	15,714,588	15,625,123	15,715,788	14,477,783
Weighted average common and common equivalent shares outstanding	15,976,742	15,938,377	15,922,324	15,946,020	14,786,777

Adjusted EPS (non-GAAP):
Basic	$1.01	$0.90	$0.67	$2.74	$2.21
Diluted	$1.00	$0.88	$0.65	$2.70	$2.16

ADJUSTED ROAA
Adjusted net income (non-GAAP) (from above)	$15,913	$14,104	$10,415	$43,041	$31,940

Average Assets	$5,217,763	$5,077,900	$4,677,875	$5,088,055	$4,242,083

Adjusted ROAA (annualized) (non-GAAP)	1.22%	1.11%	0.89%	1.13%	1.00%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$40,719	$38,013	$38,314	$115,640	$102,801
Plus: Tax equivalent adjustment	1,763	1,808	1,548	4,944	4,329
Net interest income - tax equivalent (non-GAAP)	$42,482	$39,821	$39,862	$120,584	$107,130
Less: Accquisition accounting net accretion	1,268	1,076	1,677	3,413	2,921
Adjusted net interest income	41,214	38,745	38,185	117,171	104,209

Average earning assets	$4,791,274	$4,698,021	$4,387,487	$4,700,617	$3,989,099

NIM (GAAP)	3.37%	3.25%	3.46%	3.29%	3.45%
NIM (TEY) (non-GAAP)	3.52%	3.40%	3.60%	3.43%	3.59%
Adjusted NIM (TEY) (non-GAAP)	3.41%	3.31%	3.45%	3.33%	3.49%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$39,945	$36,560	$30,500	$108,941	$82,733

Net interest income (GAAP)	$40,719	$38,013	$38,314	$115,640	$102,801
Noninterest income (GAAP)	19,906	17,065	8,809	48,964	26,262
Total income	$60,625	$55,078	$47,123	$164,604	$129,063

Efficiency ratio (noninterest expense/total income) (non-GAAP)	65.89%	66.38%	64.72%	66.18%	64.10%

*     Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 21%.

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 7% to $42.5 million for the quarter ended September 30, 2019 compared to the same quarter of the prior year, and increased 13% to $120.6 million for the nine months ended September 30, 2019 compared to the same period of the prior year. Excluding the tax equivalent adjustments, net interest income increased 6% for the quarter ended September 30, 2019 compared to the same quarter of the prior year, and increased 12% for the nine months ended September 30, 2019 compared to the same period of the prior year. Net interest income improved due to two main factors:

•	The addition of SFC Bank in the third quarter of 2018; and
•	Strong organic loan and deposit growth over the past 12 months.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis			GAAP
	For the Quarter Ended			For the Quarter Ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2019	2019	2018	2019	2019	2018
Average Yield on Interest-Earning Assets	4.85%	4.78%	4.65%	4.70%	4.63%	4.51%
Average Cost of Interest-Bearing Liabilities	1.71%	1.76%	1.35%	1.71%	1.76%	1.35%
Net Interest Spread	3.14%	3.02%	3.30%	2.99%	2.87%	3.16%
NIM	3.52%	3.40%	3.60%	3.37%	3.25%	3.46%
NIM Excluding Acquisition Accounting Net Accretion	3.41%	3.31%	3.44%	3.27%	3.15%	3.31%

	Tax Equivalent Basis		GAAP
	For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Average Yield on Interest-Earning Assets	4.78%	4.51%	4.64%	4.36%
Average Cost of Interest-Bearing Liabilities	1.73%	1.21%	1.73%	1.21%
Net Interest Spread	3.05%	3.30%	2.91%	3.15%
NIM	3.43%	3.59%	3.29%	3.45%
NIM Excluding Acquisition Accounting Net Accretion	3.33%	3.49%	3.19%	3.29%

Acquisition accounting net accretion can fluctuate mostly depending on the payoff activity of the acquired loans. In evaluating net interest income and NIM, it's important to understand the impact of acquisition accounting net accretion when comparing periods. The table above reports NIM with and without the acquisition accounting net accretion to allow for more appropriate comparisons.  A comparison of acquisition accounting net accretion included in NIM is as follows:

	For the Quarter Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
	(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$1,268	$1,076	$1,677	$3,413	$2,921

NIM on a tax equivalent basis was up 12 basis points on a linked quarter basis.  Excluding acquisition accounting net accretion, NIM was up 10 basis points on a linked quarter basis.  The increase in net interest margin during the quarter was due to a seven basis point increase in the yield on interest earning assets and a five basis point decrease in the total cost of funds (due to both mix and rate).

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

The Company's average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended September 30,
	2019 (4)			2018
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$7,234	$42	2.30%	$23,199	$105	1.80%
Interest-bearing deposits at financial institutions	172,386	951	2.19%	61,815	323	2.07%
Investment securities (1)	626,471	6,080	3.85%	667,142	5,973	3.55%
Restricted investment securities	22,719	293	5.12%	22,683	330	5.77%
Gross loans/leases receivable (1) (2) (3)	3,962,464	51,214	5.13%	3,612,648	44,648	4.90%
Total interest earning assets	4,791,274	58,580	4.85%	4,387,487	51,379	4.65%

Noninterest-earning assets:
Cash and due from banks	85,262			78,103
Premises and equipment	79,646			72,489
Less allowance	(41,673)			(38,083)
Other	303,254			177,879
Total assets	$5,217,763			$4,677,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$2,505,383	7,907	1.25%	$2,214,480	5,432	0.97%
Time deposits	975,736	5,486	2.23%	825,020	3,290	1.58%
Short-term borrowings	17,333	98	2.24%	21,407	78	1.45%
FHLB advances	123,107	1,023	3.30%	209,111	1,422	2.70%
Other borrowings	—	—	—%	74,503	776	4.13%
Subordinated notes	68,299	1,003	5.83%	—	—	—%
Junior subordinated debentures	37,774	581	6.10%	37,600	519	5.48%
Total interest-bearing liabilities	3,727,632	16,098	1.71%	3,382,121	11,517	1.35%

Noninterest-bearing demand deposits	821,876			800,577
Other noninterest-bearing liabilities	152,060			59,112
Total liabilities	4,701,568			4,241,810

Stockholders' equity	516,195			436,065
Total liabilities and stockholders' equity	$5,217,763			$4,677,875
Net interest income		$42,482			$39,862
Net interest spread			3.14%			3.30%
Net interest margin			3.37%			3.46%
Net interest margin (TEY)(Non-GAAP)			3.52%			3.60%
Adjusted net interest margin (TEY)(Non-GAAP)			3.41%			3.45%
Ratio of average interest-earning assets to average interest-bearing liabilities	128.53%			129.73%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	Interest earning assets and interest bearing liabilities classified as held for sale as of September 30, 2019 are included in the calculations above.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended September 30, 2019

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume
	2019 vs. 2018
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(63)	$149	$(212)
Interest-bearing deposits at financial institutions	628	19	609
Investment securities (2)	107	1,737	(1,630)
Restricted investment securities	(37)	(40)	3
Gross loans/leases receivable (2) (3)	6,566	2,108	4,458
Total change in interest income	7,201	3,973	3,228

INTEREST EXPENSE
Interest-bearing deposits	2,475	1,697	778
Time deposits	2,196	1,519	677
Short-term borrowings	20	103	(83)
Federal Home Loan Bank advances	(399)	1,486	(1,885)
Other borrowings	(776)	(388)	(388)
Subordinated notes	1,003	—	1,003
Junior subordinated debentures	62	59	3
Total change in interest expense	4,581	4,476	105

Total change in net interest income	$2,620	$(503)	$3,123

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Nine Months Ended September 30,
	2019 (4)			2018
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$10,887	$191	2.35%	$20,488	$223	1.46%
Interest-bearing deposits at financial institutions	170,167	3,042	2.39%	55,408	749	1.81%
Investment securities (1)	643,975	18,237	3.79%	654,818	17,391	3.55%
Restricted investment securities	21,670	891	5.50%	21,871	776	4.74%
Gross loans/leases receivable (1) (2) (3)	3,853,918	145,682	5.05%	3,236,514	115,365	4.77%
Total interest earning assets	4,700,617	168,043	4.78%	3,989,099	134,504	4.51%

Noninterest-earning assets:
Cash and due from banks	82,096			71,198
Premises and equipment, net	78,059			66,516
Less allowance for estimated losses on loans/leases	(41,119)			(36,726)
Other	268,403			151,996
Total assets	$5,088,055			$4,242,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,418,420	23,351	1.29%	$1,987,371	12,541	0.84%
Time deposits	1,000,529	16,346	2.18%	702,441	7,591	1.44%
Short-term borrowings	15,952	275	2.30%	19,234	186	1.29%
Federal Home Loan Bank advances	115,539	2,685	3.11%	206,875	3,267	2.11%
Other borrowings	18,084	512	3.79%	68,742	2,315	4.50%
Subordinated notes	58,392	2,561	5.86%	—	—	—
Junior subordinated debentures	37,730	1,729	6.13%	37,556	1,474	5.25%
Total interest-bearing liabilities	3,664,646	47,459	1.73%	3,022,219	27,374	1.21%

Noninterest-bearing demand deposits	809,469			784,401
Other noninterest-bearing liabilities	114,980			49,589
Total liabilities	4,589,095			3,856,209

Stockholders' equity	498,960			385,874
Total liabilities and stockholders' equity	$5,088,055			$4,242,083
Net interest income		$120,584			$107,130
Net interest spread			3.05%			3.30%
Net interest margin			3.29%			3.45%
Net interest margin (TEY)(Non-GAAP)			3.43%			3.59%
Adjusted net interest margin (TEY)(Non-GAAP)			3.33%			3.49%
Ratio of average interest earning assets to average interest-bearing liabilities	128.27%			131.99%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	Interest earning assets and interest bearing liabilities classified as held for sale as of September 30, 2019 are included in the calculations above.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the nine months ended September 30, 2019

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume
	2019 vs. 2018
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(32)	$140	$(172)
Interest-bearing deposits at other financial institutions	2,293	309	1,984
Investment securities (2)	846	1,293	(447)
Restricted investment securities	115	127	(12)
Gross loans/leases receivable (2) (3)	30,317	7,299	23,018
Total change in interest income	33,539	9,168	24,371

INTEREST EXPENSE
Interest-bearing demand deposits	10,810	7,671	3,139
Time deposits	8,755	4,786	3,969
Short-term borrowings	89	142	(53)
Federal Home Loan Bank advances	(582)	1,691	(2,273)
Other borrowings	(1,803)	(320)	(1,483)
Subordinated notes	2,561	—	2,561
Junior subordinated debentures	255	—	255
Total change in interest expense	20,085	13,970	6,115
Total change in net interest income	$13,454	$(4,802)	$18,256

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased 14%, comparing the third quarter of 2019 to the same period of 2018, and increased 25% comparing the first nine months of 2019 to the same period of 2018. This increase was primarily the result of the addition of SFC Bank, strong organic loan and deposit growth.

Overall, the Company's average earning assets increased 9%, comparing the third quarter of 2019 to the third quarter of 2018. During the same time period, average gross loans and leases increased 10%, while average investment securities decreased 6%. Average earning assets increased 18%, comparing the first nine months of 2019 to the same period of 2018.  Average gross loans and leases increased 19% and average investment securities decreased 2%, comparing the first nine months of 2019 to the same period of 2018. The increases in average earning assets and average gross loans and leases were the result of the addition of SFC Bank and strong organic loan growth.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the third quarter of 2019 increased 40% from the third quarter of 2018 and increased 73%, comparing the first nine months of 2019 to the same period of 2018.  The addition of SFC Bank primarily contributed to this increase as the Company added over $439 million in deposits.  The Company has grown organically at a significant pace over the past several years and the loan growth has been funded in large part by larger depositor relationships with higher rate sensitivity, many of which have pricing tied to a certain index.  As a result, the cost of these funds is higher than the rest of the Company’s core deposit portfolio, and the cost rises at a higher rate (beta) as market interest rates rise.  The beta on the balance of the Company’s core deposit portfolio has performed well and is much lower than the beta on relationships with pricing tied to a certain index.  Additionally, the cost of funds on the Company’s short-term wholesale funds has increased with the rising rate environment.  During the third quarter, market interest rates fell as the Federal Reserve cut the Federal Funds rate 50 basis points. As a direct result, the Company’s interest expense declined modestly on a linked-quarter basis.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's provision totaled $2.0 million for the third quarter of 2019, which was a decrease of 68% from the same quarter of the prior year.  Provision for the first nine months of 2019 totaled $6.1 million, which was down 45% compared to the first nine months of 2018.  These decreases were primarily attributable to improved asset quality.

In accordance with GAAP for business combination accounting, acquired loans are recorded at fair value; therefore, no allowance is associated with such loans at acquisition. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance through provision. This provision, when coupled with net charge-offs of $3.3 million for the first nine months of 2019, increased the Company's allowance to $36.1 million at September 30, 2019. As of September 30, 2019, the Company's allowance to total loans/leases was 1.00%, which was down from 1.07% at December 31, 2018 and 1.18% at September 30, 2018. Management continues to evaluate the allowance needed on acquired loans factoring in the net remaining discount ($7.7 million and $14.4 million at September 30, 2019 and September 30, 2018, respectively).

A more detailed discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended
	September 30,	September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)

Trust department fees	$2,340	$2,196	$144	6.6%
Investment advisory and management fees	1,782	1,059	723	68.3
Deposit service fees	1,813	1,656	157	9.5
Gains on sales of residential real estate loans, net	890	337	553	164.1
Gains on sales of government guaranteed portions of loans, net	519	46	473	1,028.3
Swap fee income	9,797	1,110	8,687	782.6
Securities losses, net	(3)	—	(3)	(100.0)
Earnings on bank-owned life insurance	489	474	15	3.2
Debit card fees	886	846	40	4.7
Correspondent banking fees	189	195	(6)	(3.1)
Other	1,204	890	314	35.3
Total noninterest income	$19,906	$8,809	$11,097	126.0%

	Nine Months Ended
	September 30,	September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)

Trust department fees	$7,194	$6,491	$703	10.8%
Investment advisory and management fees	5,406	3,069	2,337	76.1
Deposit service fees	5,025	4,797	228	4.8
Gains on sales of residential real estate loans, net	1,748	539	1,209	224.3
Gains on sales of government guaranteed portions of loans, net	589	405	184	45.4
Swap fee income	20,886	3,718	17,168	461.8
Securities losses, net	(56)	—	(56)	(100.0)
Earnings on bank-owned life insurance	1,441	1,292	149	11.5
Debit card fees	2,591	2,456	135	5.5
Correspondent banking fees	578	673	(95)	(14.1)
Other	3,562	2,822	740	26.2
Total noninterest income	$48,964	$26,262	$22,702	86.4%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management increased $286.2 million in the first nine months of 2019 with 238 new client relationships. With strong growth in assets under management, trust department fees increased 7%, comparing the third quarter of 2019 to the same period of the prior year.  Trust department fees increased 11%, when comparing the first nine months of 2019 to the same period of the prior year.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts.

Investment advisory and management fees increased 68%, comparing the third quarter of 2019 to the same period of the prior year, and they increased 76% when comparing the first nine months of 2019 to the first nine months of 2018.  In October 2018, the Company acquired the Bates Companies which increased assets under management by approximately $704 million.  Management has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company's Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as the leverage of and collaboration among existing resources (including the aforementioned trust department). Similar to trust department fees, investment advisory and management fees are largely determined based on the value of the investments managed.

Deposit service fees expanded 10% comparing the third quarter of 2019 to the same period of the prior year, and expanded 5% when comparing the first nine months of 2019 to the same period of the prior year. The Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans, net, increased 164% when comparing the third quarter of 2019 to the same period of the prior year and increased 224% when comparing the first nine months of 2019 to the same period of the prior year. The increase was due to the addition of SFC Bank which recognized gains on sales of residential real estate of $597 thousand in the third quarter of 2019 and $1.2 million in the first nine months of 2019.

The Company's gains on the sale of government-guaranteed portions of loans for the third quarter of 2019 increased 1028% compared to the third quarter of 2018 and increased 45% when comparing the first nine months of 2019 to the same period of the prior year. As reflected by these gains, large fluctuations can occur from quarter-to-quarter and year-to-year. The Company continues to leverage its expertise by taking advantage of programs offered by the SBA and the USDA. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company's portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary.  Recently, competitors have been offering SBA loan candidates traditional financing without a guarantee and the Company is not willing to relax its structure for those lending opportunities.

As a result of the relatively low interest rate environment and its continued focus across all subsidiary banks, the Company was able to execute numerous interest rate swaps on select commercial loans, including tax credit project loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrowers and the Company. An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from quarter to quarter. Swap fee income totaled $9.8 million for the third quarter of 2019, compared to $1.1 million for the third quarter of 2018.  Swap fee income totaled $20.9 million for the first nine months of 2019, compared to $3.7 million in the first nine months of 2018.  The increase in swap fee income for the first three and nine months of 2019, as compared to all prior periods, was due to both the volume and the size of the transactions executed.  Future levels of swap fee income are somewhat dependent upon prevailing interest rates.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Securities losses totaled $3 thousand and $56 thousand for the three and nine months ended September 30, 2019, respectively.  By comparison, there were no securities losses for the three and nine months ended September 30, 2018.

Earnings on BOLI increased 3% comparing the third quarter of 2019 to the third quarter of 2018, and increased 12% comparing the first nine months of 2019 to the first nine months of 2018.  There were no purchases of BOLI within the last 12 months. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity market and can lead to volatility in earnings. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 5% comparing the third quarter of 2019 to the third quarter of the prior year, and increased 6% comparing the first nine months of 2019 to the first nine months of 2018. This increase was primarily related to recent acquisitions. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a retail deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees decreased 3% comparing the third quarter of 2019 to the third quarter of the prior year and decreased 14% for the first nine months of 2019 as compared to the first nine months of 2018. The fees are generally included in the earnings credit rates which incent the correspondent bank to maintain higher levels of noninterest bearing deposits to offset the ccorrespondent banking fees. Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 195 banks in Iowa, Illinois, Missouri and Wisconsin.

Other noninterest income increased 35% comparing the third quarter of 2019 to the third quarter of the prior year, and increased 26% comparing the first nine months of 2019 to the first nine months of 2018.  This increase was primarily due to fee income, equity investment income and gain on disposal of leased assets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended
	September 30,	September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)

Salaries and employee benefits	$24,215	$17,433	$6,782	38.9%
Occupancy and equipment expense	3,860	3,318	542	16.3
Professional and data processing fees	4,030	2,396	1,634	68.2
Acquisition costs	—	1,292	(1,292)	(100.0)
Post-acquisition compensation, transition and integration costs	884	494	390	78.9
FDIC insurance, other insurance and regulatory fees	542	933	(391)	(41.9)
Loan/lease expense	221	369	(148)	(40.1)
Net cost of (income from) and gains/losses on operations of other real estate	2,078	(50)	2,128	(4,256.0)
Advertising and marketing	1,056	984	72	7.3
Bank service charges	502	462	40	8.7
Loss on debt extinguishment, net	148	—	148	100.0
Correspondent banking expense	209	205	4	2.0
Intangibles amortization	560	542	18	3.3
Other	1,640	2,122	(482)	(22.7)
Total noninterest expense	$39,945	$30,500	$9,445	31.0%

	Nine Months Ended
	September 30,	September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)

Salaries and employee benefits	$67,843	$49,215	$18,628	37.9%
Occupancy and equipment expense	11,087	9,517	1,570	16.5
Professional and data processing fees	9,811	8,016	1,795	22.4
Acquisition costs	—	1,799	(1,799)	(100.0)
Post-acquisition compensation, transition and integration costs	1,727	659	1,068	162.1
FDIC insurance, other insurance and regulatory fees	2,432	2,529	(97)	(3.8)
Loan/lease expense	748	920	(172)	(18.7)
Net cost of (income from) and gains/losses on operations of other real estate	3,557	11	3,546	32,236.4
Advertising and marketing	2,878	2,430	448	18.4
Bank service charges	1,494	1,368	126	9.2
Losses on debt extinguishment, net	148	—	148	100.0
Correspondent banking expense	619	614	5	0.8
Intangibles amortization	1,706	1,151	555	48.2
Other	4,891	4,504	387	8.6
Total noninterest expense	$108,941	$82,733	$26,208	31.7%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency. One-time charges for post-acquisition transition and integration costs related to the core system conversion of SFC Bank are expected to impact expense throughout 2019.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the third quarter of 2019 to the third quarter of 2018 by 39%.  This line item also increased 38% when comparing the first nine months of 2019 to the first nine months of 2018. This increase was primarily related to:

•	Bonuses and commissions on elevated swap fee income;
•	Improved financial results and the related incentives;

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

•	The addition of SFC Bank employees, new hires and merit increases;
•	The addition of several producers to bolster growth prospects; and
•

The addition to operational infrastructure and investing in additional staffing both at the corporate level and at some of the bank charters. Some of these hires are opportunistic, as the Company takes advantage of talent availability in the marketplace as a result of ongoing industry consolidation.

Occupancy and equipment expense increased 16% comparing the third quarter of 2019 to the same period of the prior year, and increased 17% comparing the first nine months of 2019 to the same period of the prior year. The increased expense was due to higher information technology service contract costs, increases in repairs and maintenance costs and the additions of SFC Bank and the Bates Companies.

Professional and data processing fees increased 68% comparing the third quarter of 2019 to the same period in 2018, and increased 22% comparing the first nine months of 2019 to the same period of the prior year. This increased expense was mostly due to recent mergers/acquisitions. Additionally, legal expense was also elevated in the third quarter 2019 due to the continued legal matter at RB&T where two employees have been charged with wrongdoing in connection with an SBA loan application.  Neither RB&T nor the Company have been charged in the case. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.

There were no acquisition costs in the first nine months of 2019.  Acquisition costs totaled $1.2 million and $1.8 million for the third quarter of 2018 and first nine months of 2018, respectively. These costs were comprised primarily of legal, accounting and investment banking costs related to mergers/acquisitions.

Post-acquisition costs totaled $884 thousand for the third quarter of 2019 as compared to $494 thousand for the same period of the prior year.  Post-acquisition costs totaled $1.7 thousand for the first nine months of 2019 as compared to $659 thousand for the same period of the prior year.  These costs were comprised primarily of personnel costs, IT integration and data conversion costs related to mergers/acquisitions.

FDIC insurance, other insurance and regulatory fee expense decreased 42%, comparing the third quarter of 2019 to the third quarter of 2018, and decreased 4% comparing the first nine months of 2019 to the same period of the prior year. The decrease in expense was due to the award of assessment credits by the FDIC in September 2019.

Loan/lease expense decreased 40% when comparing the third quarter of 2019 to the same quarter of 2018, and decreased 19% comparing the first nine months of 2019 to the same period of prior year. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net cost of (income from) and gains/losses on operations of other real estate totaled $2.1 million for the third quarter of 2019, compared to $50 thousand of net income for the third quarter of 2018.  Net cost of (income from) and gains/losses on operations of other real estate totaled $3.6 million for the first nine months of 2019 compared to $11 thousand for the same period of the prior year.  In the third quarter of 2019, the Company wrote down an OREO property by $2.0 million. Writedowns on OREO totaled $3.0 million for the nine months ended September 30, 2019.

Advertising and marketing expense increased 7% comparing the third quarter of 2019 to the third quarter of 2018, and increased18% comparing the first nine months of 2019 to the same period of the prior year. The increase in expense was primarily due to the addition of SFC Bank.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 9% from the third quarter of 2018 to the third quarter of 2019, as well as comparing

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

the first nine months of 2019 to the same period of the prior year.  As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses will also increase.

Losses on debt extinguishment, net were $148 thousand for the three and nine months ended September 30, 2019.  These losses relate to the prepayment of certain FHLB advances.  There were no losses on debt extinguishment for the three and nine months ended September 30, 2018.

Correspondent banking expense increased 2% when comparing the third quarter of 2019 to the third quarter of 2018 and increased 1% when comparing the first nine months of 2019 to the same period of the prior year.   These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense increased 3% when comparing the third quarter of 2019 to the third quarter of 2018, and increased 48% when comparing the first nine months of 2019 to the same period of the prior year. The increase was due to the addition of SFC Bank and the Bates Companies.

Other noninterest expense was down 23% when comparing the third quarter of 2019 to the third quarter of 2018, and increased 9% when comparing the first nine months of 2019 to the same period of the prior year. Included in other noninterest expense are items such as subscriptions, sales and use tax and expenses related to wealth management. A portion of this increase is related to the addition of SFC Bank.

INCOME TAXES

In the third quarter of 2019, the Company incurred income tax expense of $3.6 million.  During the first nine months of the year, the Company incurred income tax expense of $8.1 million. Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income
	(dollars in thousands)

Computed "expected" tax expense	$3,920	21.0%	$2,188	21.0%	$10,411	21.0%	$7,410	21.0%
Tax exempt income, net	(1,169)	(6.3)	(1,047)	(10.0)	(3,344)	(6.7)	(2,946)	(8.3)
Bank-owned life insurance	(103)	(0.6)	(89)	(0.9)	(303)	(0.6)	(261)	(0.7)
State income taxes, net of federal benefit, current year	964	5.2	393	3.8	2,384	4.8	1,502	4.3
Tax credits	(39)	(0.2)	—	—	(116)	(0.2)	—	—
True-up adjustment to year-end provision	—	—	—	—	(715)	(1.4)	—	—
Excess tax benefit on stock options exercised and restricted stock awards vested	(54)	(0.3)	(9)	(0.1)	(208)	(0.4)	(342)	(1.0)
Other	54	0.3	172	1.6	(50)	(0.2)	117	0.2
Federal and state income tax expense	$3,573	19.1%	$1,608	15.4%	$8,059	16.3%	$5,480	15.5%

The effective tax rate for the quarter ended September 30, 2019 was 19.1%, which was an increase from the effective tax rate of 15.4% for the quarter ended September 30, 2018.   The Company’s effective tax rate increased year over year as the Company’s growth in taxable income significantly outpaced the modest growth in tax exempt income. The effective tax rate for the nine months ended September 30, 2019 was 16.3%, which was an increase over the effective tax rate of 15.5% for the nine months ended September 30, 2018.  During the first quarter of 2019 and in conjunction with the Company’s year-end tax preparation process, the Company identified a one-time true-up adjustment of $715 thousand.  Excluding this, the Company’s effective tax rate was approximately 14.9% for the nine months ended September 30, 2019.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.  On August 13, 2019 the Company and RB&T entered into a definitive agreement with IB&T, a wholly owned subsidiary of Heartland Financial USA, Inc., pursuant to which IB&T will acquire certain assets and assume certain liabilities of RB&T for a cash payment. The transaction is expected to close in the fourth quarter of 2019.  As a result, certain assets and liabilities of RB&T are classified as held for sale as of September 30, 2019, which impacts balance sheet comparisons to prior periods.

	As of
	September 30, 2019		June 30, 2019		December 31, 2018		September 30, 2018
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$288,934	5%	$293,416	6%	$245,119	5%	$203,067	4%
Securities	555,409	10%	643,803	12%	662,969	13%	650,745	14%
Net loans/leases	3,574,154	68%	3,869,415	75%	3,692,907	75%	3,610,309	75%
Other assets	408,338	8%	388,218	7%	348,715	7%	328,611	7%
Assets held for sale	465,547	9%	—	-%	—	-%	—	-%
Total assets	$5,292,382	100%	$5,194,852	100%	$4,949,710	100%	$4,792,732	100%

Total deposits	$3,802,241	72%	$4,322,510	83%	$3,977,031	81%	$3,788,277	79%
Total borrowings	320,457	6%	230,953	4%	404,968	8%	483,635	10%
Other liabilities	179,411	3%	137,089	3%	94,573	2%	63,433	1%
Liabilities held for sale	470,530	9%	—	-%	—	-%	—	-%
Total stockholders' equity	519,743	10%	504,300	10%	473,138	9%	457,387	10%
Total liabilities and stockholders' equity	$5,292,382	100%	$5,194,852	100%	$4,949,710	100%	$4,792,732	100%

Assets and liabilities held for sale are summarized as follows as of September 30, 2019:

The assets and liabilities of RB&T were reclassified to assets/liabilities held for sale on such date and are summarized as follo
As of
September 30, 2019
(dollars in thousands)

ASSETS
Cash and cash equivalents	$13,446
Securities	66,009
Loans, net	362,011
Other assets	24,081
Assets held for sale	$465,547

LIABILIITES
Deposits	$451,546
Borrowings	16,157
Other liabilities	2,827
Liabilities held for sale	$470,530

During the third quarter of 2019, the Company's total assets increased $97.5 million, or 2%, to a total of $5.3 billion. The Company’s net loan/lease portfolio decreased $295.3 million, which was entirely the result of classifying RB&T’s assets as held for sale.  Deposits decreased $520.3 million in the third quarter of 2019, mainly as a result of classifying RB&T’s liabilities as held for sale, which included deposits of $451.5 million as of September 30, 2019.  The remaining net decline in deposits of $69.0 million was driven primarily by a decline in higher cost public funds and brokered CDs, as the Company intentionally did not renew certain deposits as they matured.  Borrowings increased $89.5 million in the third quarter of 2019 which consisted primarily of short-term FHLB advances to offset the decline in deposits.

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

Following is a breakdown of the Company's securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	September 30, 2019		June 30, 2019		December 31, 2018		September 30, 2018
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

U.S. govt. sponsored agency securities	$21,268	4%	$35,762	6%	$36,411	5%	$36,492	5%
Municipal securities	391,329	71%	440,852	68%	459,409	70%	453,275	70%
Residential mortgage-backed and related securities	123,880	22%	159,228	25%	159,249	24%	155,733	24%
Other securities	18,932	3%	7,961	1%	7,900	1%	5,245	1%
	$555,409	100%	$643,803	100%	$662,969	100%	$650,745	100%

Securities as a % of Total Assets	11.51%		12.39%		13.39%		13.58%
Net Unrealized Gains (Losses) as a % of Amortized Cost	4.54%		3.23%		(1.01)%		(1.47)%
Duration (in years)	6.5		6.4		6.8		7.0
Quarterly Yield on investment securities (tax equivalent)	3.85%		3.77%		3.58%		3.55%

Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in any of the periods presented.

The duration of the securities portfolio lengthened modestly with the TEY on the portfolio increasing 27 basis points in the first nine months of 2019.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities.

See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LOANS/LEASES

Excluding RB&T loans classified as held for sale, total loans/leases grew 9.1% on an annualized basis during the third quarter of 2019 and 9.4% year-to-date. The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following table.

	As of
	September 30, 2019		June 30, 2019		December 31, 2018		September 30, 2018
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

C&I loans	$1,469,978	41%	$1,548,657	40%	$1,429,410	38%	$1,380,543	39%
CRE loans	1,687,922	46%	1,837,473	46%	1,766,111	48%	1,727,326	47%
Direct financing leases	92,307	3%	101,180	3%	117,969	3%	126,752	3%
Residential real estate loans	245,667	7%	293,479	8%	290,759	8%	309,288	8%
Installment and other consumer loans	106,540	3%	120,947	3%	119,381	3%	100,191	3%
Total loans/leases	$3,602,414	100%	$3,901,736	100%	$3,723,630	100%	$3,644,100	100%
Plus deferred loan/lease origination costs, net of fees	7,856		8,783		9,124		9,286
Less allowance	(36,116)		(41,104)		(39,847)		(43,077)
Net loans/leases	$3,574,154		$3,869,415		$3,692,907		$3,610,309

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of September 30, 2019 and December 31, 2018, respectively, approximately 26% and 28% of the CRE loan portfolio was owner-occupied.

Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more C&I loans. C&I loans decreased $78.7 million during the current quarter, however, excluding the impact of RB&T loans reclassified to held for sale, C&I loans grew $47.4 million during the current quarter.

Following is a listing of significant industries within the Company's CRE loan portfolio:

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2019		2019		2018		2018
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Lessors of Nonresidential Buildings	$544,337	32%	$612,526	33%	$612,327	34%	$605,517	35%
Lessors of Residential Buildings	403,766	24%	394,235	21%	346,270	19%	321,357	19%
Hotels	61,199	4%	82,180	5%	81,345	5%	87,850	5%
Nonresidential Property Managers	53,581	3%	58,207	3%	69,885	4%	56,600	3%
Land Subdivision	46,144	3%	45,847	3%	48,378	3%	50,252	3%
New Housing For-Sale Builders	45,419	3%	43,520	2%	47,598	3%	37,911	2%
Other Activities Related to Real Estate	36,212	2%	32,652	2%	25,345	2%	27,802	2%
Other *	497,264	29%	568,306	31%	534,963	30%	540,037	31%
Total CRE Loans	$1,687,922	100%	$1,837,473	100%	$1,766,111	100%	$1,727,326	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $33.8 million, or approximately 2.0% of total CRE loans in the most recent period presented.

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

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2019		2019		2018		2018
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$43,489	19%	$46,650	20%	$40,588	18%	$37,942	16%
Manufacturing - General	16,952	7%	17,879	8%	16,760	7%	16,666	7%
Construction - General	16,295	7%	16,026	7%	17,236	8%	17,201	7%
Food Processing Equipment	15,622	7%	15,863	7%	15,334	7%	15,490	7%
Marine - Travelifts	11,819	5%	11,659	5%	12,370	5%	12,729	5%
Trailers	9,603	4%	9,303	4%	9,842	4%	10,016	4%
Computer Hardware	8,350	4%	6,282	3%	9,166	4%	9,656	4%
Manufacturing - CNC	6,432	3%	6,832	3%	6,616	3%	6,990	3%
Other *	101,499	44%	100,182	43%	100,734	44%	106,156	47%
Total m2 loans and leases	$230,061	100%	$230,676	100%	$228,646	100%	$232,846	100%

*     “Other” consists of all other equipment types. None of these had concentrations greater than 3% of total m2 loan and lease portfolio in the most recent period presented.

See Note 4 to the Consolidated Financial Statements for additional information regarding the Company's loan and lease portfolio.

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three and nine months ended September 30, 2019 and 2018 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands)

Balance, beginning	$41,104	$37,545	$39,847	$34,355
Reclassification of allowance related to held for sale loans	(6,122)	—	(6,122)	—
Provisions charged to expense	1,584	6,206	5,659	11,046
Loans/leases charged off	(741)	(991)	(3,953)	(2,951)
Recoveries on loans/leases previously charged off	291	317	685	626
Balance, ending	$36,116	$43,077	$36,116	$43,077

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018
	(dollars in thousands)

Special Mention (Rating 6)	$23,195	$19,913	$42,058	$49,230
Substandard (Rating 7)	31,386	40,935	28,593	45,676
Doubtful (Rating 8)	—	—	—	3
	$54,581	$60,848	$70,651	$94,909

Criticized Loans **	$54,581	$60,848	$70,651	$94,909
Classified Loans ***	$31,386	$40,935	$28,593	$45,679

Criticized Loans as a % of Total Loans/Leases	1.51%	1.56%	1.89%	2.60%
Classified Loans as a % of Total Loans/Leases	0.87%	1.05%	0.77%	1.25%

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

The Company’s classified and criticized loans are at some of the lowest levels for the Company’s history.

	As of
	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018
Allowance / Gross Loans/Leases	1.00%	1.05%	1.07%	1.18%
Allowance / NPLs	401.56%	283.10%	214.80%	147.39%

Although management believes that the allowance at September 30, 2019 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 4 to the Consolidated Financial Statements for additional information regarding the Company's allowance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of September 30,	As of June 30,	As of December 31,	As of September 30,
	2019	2019	2018	2018
	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$8,231	$13,148	$14,260	$23,576
Accruing loans/leases past due 90 days or more (3)	—	58	632	1,410
TDRs - accruing	763	1,313	3,659	4,240
Total NPLs	8,994	14,519	18,551	29,226
OREO	4,248	8,637	9,378	12,204
Other repossessed assets	—	—	8	150
Total NPAs	$13,242	$23,156	$27,937	$41,580

NPLs to total loans/leases	0.25%	0.37%	0.50%	0.80%
NPAs to total loans/leases plus repossessed property	0.37%	0.59%	0.75%	1.13%
NPAs to total assets	0.27%	0.45%	0.56%	0.87%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $933 thousand at September 30, 2019, $902 thousand at June 30, 2019, $1.9 million at December 31, 2018, and $1.6 million at September 30, 2018.
(3)	Includes TDRs of $0 at September 30, 2019, $0 at June 30, 2019, $496 thousand at December 31, 2018, and $0 at September 30, 2018.

NPAs at September 30, 2019 were $13.2 million, down $9.9 million from June 30, 2019 and down $28.3 million from September 30, 2018. Excluding RB&T’s NPAs, the Company’s NPAs were down $2.5 million on a linked-quarter basis.  The improvement was primarily attributed to the $2.0 million writedown of an OREO property.

The ratio of NPAs to total assets was 0.27% at September 30, 2019, down from 0.45% at June 30, 2019 and down from 0.87% at September 30, 2018.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS

Excluding the impact of RB&T deposits reclassified to held for sale, deposits decreased $68.7 million during the third quarter of 2019, primarily due to the maturity and intentional nonreplacement of higher cost public funds and brokered CDs. The table below presents the composition of the Company's deposit portfolio.

	As of
	September 30, 2019		June 30, 2019		December 31, 2018		September 30, 2018
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Noninterest bearing demand deposits	$782,232	21%	$795,951	18%	$791,101	20%	$802,090	21%
Interest bearing demand deposits	2,245,557	59%	2,505,956	58%	2,204,206	55%	2,094,814	56%
Time deposits	536,352	14%	733,135	17%	704,903	18%	615,323	16%
Brokered deposits	238,100	6%	287,468	7%	276,821	7%	276,050	7%
	$3,802,241	100%	$4,322,510	100%	$3,977,031	100%	$3,788,277	100%

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

	As of
	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018
	(dollars in thousands)

Overnight repurchase agreements	$2,421	$2,181	$2,084	$3,049
Federal funds purchased	16,105	17,010	26,690	8,670
	$18,526	$19,191	$28,774	$11,719

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the Company's term and overnight FHLB advances.

	As of
	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018
	(dollars in thousands)

Term FHLB advances	$60,000	$46,433	$76,327	$63,399
Overnight FHLB advances	135,800	59,300	190,165	295,730
	$195,800	$105,733	$266,492	$359,129

FHLB advances increased $90.1 million in the current quarter, as compared to the prior quarter due to the intentional runoff of non-core deposits.

The Company had subordinated notes totaling $68.3 million as of September 30, 2019. See Note 6 to the Company’s Consolidated Financial Statements for additional information regarding our subordinated notes.

The Company renewed its revolving credit note in the second quarter of 2019.  See Note 6 to the Consolidated Financial Statements for additional details regarding this renewal.

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

	September 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate
	(dollars in thousands)
Year ending December 31:
2019	$284,189	2.19%	$510,736	2.35%
2020	81,895	2.05	48,557	2.31
2021	18,476	1.88	15,050	2.31
2022	29,340	1.80	3,970	2.00
2023	20,000	1.84	—	—
Total Wholesale Funding	$433,900	2.10%	$578,313	2.35%

During the first nine months of 2019, wholesale funding decreased $144.4 million. Excluding the impact of RB&T wholesale funding reclassified to held for sale, wholesale funding decreased $79.3 million during the first nine months of 2019.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018
	(dollars in thousands)

Common stock	$15,790	$15,773	$15,718	$15,674
Additional paid in capital	273,475	272,744	270,761	269,373
Retained earnings	230,892	216,741	192,203	179,826
AOCI (loss)	(414)	(958)	(5,544)	(7,486)
Total stockholders' equity	$519,743	$504,300	$473,138	$457,387

TCE / TA ratio (non-GAAP)	8.20%	8.05%	7.78%	7.82%

*     TCE is defined as total common stockholders' equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $264.9 million during the third quarter of 2019 and $263.2 million during the full year of 2019. The Company's on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At September 30, 2019, the subsidiary banks had 34 lines of credit totaling $419.1 million, of which $47.8 million was secured and $371.3 million was unsecured. At September 30, 2019, the full $419.1 million was available.

At December 31, 2018, the subsidiary banks had 33 lines of credit totaling $327.7 million, of which $1.7 million was secured and $326.0 million was unsecured. At December 31, 2018, $307.7 million of the $327.7 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $20.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2020. At September 30, 2019, the full $20.0 million was available.

As of September 30, 2019, the Company had $501.0 million in average correspondent banking deposits spread over 195 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Investing activities used cash of $235.1 million during the first nine months of 2019, compared to $209.6 million for the same period of 2018. The net decrease in federal funds sold was $17.1 million for the first nine months of 2019, compared to a net increase of $2.9 million for the same period of 2018. The net increase in interest-bearing deposits at financial institutions was $57.2 million for the first nine months of 2019, compared to a net increase of $22.1million for the same period of 2018. Proceeds from calls, maturities, and paydowns of securities were $45.7 million for the first nine months of 2019, compared to $59.2 million for the same period of 2018. Purchases of securities used cash of $28.1 million for the first nine months of 2019, compared to $66.4 million for the same period of 2018. Proceeds from sales of securities were $33.1 million for the first nine months of 2019, compared to $1.9 million for the same period of 2018. The net increase in loans/leases used cash of $237.3 million for the first nine months of 2019 compared to $208.7 million for the same period of 2018.

Financing activities provided cash of $206.1 million for the first nine months of 2019, compared to $170.4 million for same period of 2018. Net increases in deposits totaled $277.0 million for the first nine months of 2019, compared to $82.3 million for the same period of 2018. During the first nine months of 2019, the Company's short-term borrowings decreased $9.1 million, compared to $2.2 million for the same period of 2018. In the first nine months of 2019, the Company decreased short-term and overnight FHLB advances by $16.0 million.  Maturities and principal payments on FHLB term advances totaled $35.0 million and on other borrowings totaled $20.9 million in the first nine months of 2019. Prepayments on FHLB term advances totaled $33.2 million and on other borrowings totaled $46.3 million in the first nine months of 2019.  During the first nine months of 2019, proceeds from subordinated notes were $63.4 million. In the first nine months of 2018, the Company increased short-term and overnight FHLB advances by $120.3 million and increased other borrowings by $9.0 million.  Maturities and principal payments on borrowings totaled $10.6 million in the first nine months of 2018.

Total cash provided by operating activities was $46.1 million for the first nine months of 2019, compared to $36.9 million for the same period of 2018.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities and, most recently, subordinated notes.

The following table presents the details of the trust preferred securities outstanding as of September 30, 2019 and December 31, 2018.

		Amount	Amount
		Outstanding	Outstanding
		September 30,	December 31,		Interest Rate as of	Interest Rate as of
Name	Date Issued	2019	2018	Interest Rate	September 30, 2019	December 31, 2018
		(dollars in thousands)

QCR Holdings Statutory Trust II	February 2004	$10,310	$10,310	2.85% over 3-month LIBOR	4.95%	5.65%
QCR Holdings Statutory Trust III	February 2004	8,248	8,248	2.85% over 3-month LIBOR	4.95%	5.65%
QCR Holdings Statutory Trust V	February 2006	10,310	10,310	1.55% over 3-month LIBOR	3.85%	3.99%
Community National Statutory Trust II	September 2004	3,093	3,093	2.17% over 3-month LIBOR	4.33%	4.96%
Community National Statutory Trust III	March 2007	3,609	3,609	1.75% over 3-month LIBOR	3.87%	4.54%
Guaranty Bankshares Statutory Trust I	May 2005	4,640	4,640	1.75% over 3-month LIBOR	3.87%	4.54%
		$40,210	$40,210	Weighted Average Rate	4.40%	4.94%

As described in Note 5 to the Consolidated Financial Statements, on June 21, 2018 the Company entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities.  The floating rate trust preferred securities are tied to three-month LIBOR, and the interest rate swaps utilize three-month LIBOR, so the hedge is effective.  The interest rate swaps are designated as a cash flow hedge in accordance with ASC 815.  See Note 5 for the notional amount swapped and the related effective fixed rates.

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks' financial statements. Refer to Note 10 of the Consolidated Financial Statements for additional information regarding regulatory capital.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of September 30,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2019	2018	2017

100 basis point downward shift	(10.0)%	0.4%	0.7%	0.3%
200 basis point upward shift	(10.0)%	(1.7)%	(2.7)%	(3.7)%
300 basis point upward shock	(25.0)%	(4.0)%	(9.0)%	(8.4)%

The simulation is well within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at September 30, 2019 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d‑15(e) promulgated under the Exchange Act of 1934) as of September 30, 2019. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3           Defaults Upon Senior Securities

None

Item 4           Mine Safety Disclosures

Not applicable

Item 5           Other Information

None

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6           Exhibits

2.1

Purchase and Assumptin Agreement by and among Illinois Bank & Trust, Rockford Bank and Trust Company and QCR Holdings, Inc. (solely for the purposes of the sections defined therein), dated August 13, 2019 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on August 13, 2019.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2019 and September 30, 2018; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and September 30, 2018; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2019 and September 30, 2018; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	November 8, 2019	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	November 8, 2019	/s/ Todd A. Gipple
Todd A. Gipple, President
Chief Operating Officer
Chief Financial Officer

Date	November 8, 2019	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer