Form 10-K
period 2019-12-31
QCR HOLDINGS INC
filed 2020-03-13
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The Nasdaq Global Market on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $522,033,613.

As of February 28, 2020 the Registrant had outstanding 15,867,838 shares of common stock, $1.00 par value per share.

Documents incorporated by reference:

Part III of Form 10‑K  incorporates by reference portions of the proxy statement for annual meeting of stockholders to be held in May 2020.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout the Notes to the Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and remaining sections of this Form 10-K (including appendices), we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

Part I

Item 1.    Business

General. QCR Holdings, Inc. is a multi-bank holding company headquartered in Moline, Illinois, that was formed in February 1993 under the laws of the state of Delaware. In 2016, the Company elected to operate as a financial holding company under the BHCA. The Company serves the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, Des Moines/Ankeny and Springfield communities through the following four wholly-owned banking subsidiaries (collectively, the “Banks”), which provide full-service commercial and consumer banking and trust and asset management services:

•	QCBT, which is based in Bettendorf, Iowa, and commenced operations in 1994;
•	CRBT, which is based in Cedar Rapids, Iowa, and commenced operations in 2001;
•	CSB, which is based in Ankeny, Iowa, and was acquired in 2016; and
•	SFC Bank, which is based in Springfield, Missouri, and was acquired in 2018.

On November 30, 2019, the Company sold substantially all of the assets and transferred substantially all of the deposits and certain other liabilities of the Company’s wholly-owned subsidiary, RB&T.  Prior to this time, the Company provided full service banking services to the Rockford community.

On October 1, 2018, the Company acquired the Bates Companies, headquartered in Rockford, Illinois.   The acquisition of the Bates Companies has enhanced the wealth management services of the Company.

On July 1, 2018, the Company merged with Springfield Bancshares, the holding company of SFC Bank, headquartered in Springfield, Missouri.  From that time, the Company has operated SFC Bank as an independent banking subsidiary.

See Note 2 to the Consolidated Financial Statements for further discussion on mergers, acquisitions and sales.

The Company engages in direct financing lease contracts through m2, a wholly-owned subsidiary of QCBT based in Brookfield, Wisconsin.

Subsidiary Banks. Segments of the Company have been established by management as defined by the structure of the Company’s internal organization, focusing on the financial information that the Company’s operating decision-makers routinely use to make decisions about operating matters. The Company’s primary segment, Commercial Banking, is geographically divided by markets into secondary segments which correspond to the four subsidiary banks wholly-owned by the Company: QCBT, CRBT, CSB and SFC Bank. See the Consolidated Financial Statements incorporated herein generally, and Note 23 to the Consolidated Financial Statements specifically, for additional business segment information.

QCBT was capitalized on October 13, 1993, and commenced operations on January 7, 1994. QCBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. QCBT provides full service commercial, correspondent, and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois. QCBT, on a consolidated basis with m2, had total segment assets of $1.68 billion and $1.62 billion as of December 31, 2019 and 2018, respectively.

CRBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. The Company commenced operations in Cedar Rapids in June 2001, operating as a branch of QCBT. The Cedar Rapids branch operation then began functioning under the CRBT charter in September 2001. Acquired branches of CNB operate as a division of CRBT under the name “Community Bank & Trust.”  CRBT provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids, Marion and Waterloo/Cedar Falls, Iowa and adjacent communities through its eight facilities. The headquarters for CRBT is located in downtown Cedar Rapids with three other branches located in Cedar Rapids, one branch in Marion, two branches located in Waterloo and one branch located in Cedar Falls. CRBT had total segment assets of $1.57 billion and $1.38 billion as of December 31, 2019 and 2018, respectively.

CSB is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. CSB was acquired by the Company in 2016. CSB provides full-service commercial and consumer banking to Des Moines, Iowa and adjacent communities through its headquarters located in Ankeny, Iowa and its nine other branch facilities throughout the greater Des Moines area. CSB had total segment assets of $853.8 million and $785.4 million as of December 31, 2019 and 2018, respectively.

SFC Bank is a Missouri-chartered commercial bank that is a member of the Federal Reserve System. SFC Bank was acquired by the the Company in 2018 through a merger with Springfield Bancshares.  SFC Bank provides full-service commercial and consumer banking to the Springfield, Missouri area through its headquarters located on Glenstone Avenue in Springfield and its branch facility located on East Primrose in Springfield.  SFC Bank had total segment assets of $748.8 million and $632.8 million as of December 31, 2019 and 2018, respectively.

Other Operating Subsidiaries. m2, which is based in Brookfield, Wisconsin, is engaged in the business of leasing machinery and equipment to C&I businesses under direct financing lease contracts.  The Bates Companies, which are based in Rockford, Illinois, are engaged in the business of wealth management services.

Trust Preferred Subsidiaries. Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2019 and 2018:

		Amount Outstanding	Amount Outstanding		Interest	Interest
		as of	as of		Rate as of	Rate as of
Name	Date Issued	December 31, 2019	December 31, 2018	Interest Rate	December 31, 2019	December 31, 2018
QCR Holdings Statutory Trust II	February 2004	$10,310	$10,310	2.85% over 3-month LIBOR	4.79%	5.65%
QCR Holdings Statutory Trust III	February 2004	8,248	8,248	2.85% over 3-month LIBOR	4.79%	5.65%
QCR Holdings Statutory Trust V	February 2006	10,310	10,310	1.55% over 3-month LIBOR	3.54%	3.99%
Community National Statutory Trust II	September 2004	3,093	3,093	2.17% over 3-month LIBOR	4.08%	4.96%
Community National Statutory Trust III	March 2007	3,609	3,609	1.75% over 3-month LIBOR	3.64%	4.54%
Guaranty Bankshares Statutory Trust I	May 2005	4,640	4,640	1.75% over 3-month LIBOR	3.64%	4.54%
		$40,210	$40,210	Weighted Average Rate	4.18%	4.94%

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

The Company and its subsidiaries collectively employed 697 and 755 FTEs at December 31, 2019 and 2018, respectively. The decrease in FTEs during 2019 was primarily the result of the sale of RB&T’S operations.

The Federal Reserve is the primary federal regulator of the Company, QCBT, CRBT, CSB and SFC Bank.  QCBT, CRBT and CSB are also regulated by the Iowa Superintendent of Banking and SFC Bank is regulated by the Missouri Division of Finance. The FDIC, as administrator of the DIF, also has regulatory authority over the subsidiary banks. See Appendix A for more information on the federal and state statutes and regulations that are applicable to the Company and its subsidiaries.

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

In accordance with Iowa regulation, the legal lending limit to one borrower for QCBT, CRBT and CSB, calculated as 15% of aggregate capital, was $26.7 million, $28.7 million, and $15.3 million, respectively, as of December 31, 2019. In accordance with Missouri regulation, the legal lending limit to one borrower for SFC Bank, calculated as 15% of aggregate capital, totaled $10.7 million as of December 31, 2019.

The Company recognizes the need to prevent excessive concentrations of credit exposure to any one borrower or group of related borrowers. As such, the Company has established an in-house lending limit, which is lower than each subsidiary bank’s legal lending limit, in an effort to manage individual borrower exposure levels.

The in-house lending limit is the maximum amount of credit each subsidiary bank will extend to a single borrowing entity or group of related entities. The Company implements a tiered approach, based on the risk rating of the borrower. Under the most recent in-house limit, total credit exposure to a single borrowing entity or group of related entities will not exceed the following, subject to certain exceptions:

	High Quality	Medium Quality	Low Quality
	(Risk Ratings 1-3)	(Risk Rating 4)	(Risk Ratings 5-8)
	(dollars in thousands)
QCBT	$16,000	$13,500	$9,000
CRBT	$14,500	$12,000	$8,000
CSB	$9,500	$8,000	$5,500
SFC Bank	$9,000	$7,500	$5,000
QCRH Consolidated	$25,000	$19,000	$12,500

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

Specifically, each subsidiary bank’s total loans as a percentage of average assets may not exceed 85%. In addition, following are established policy limits and the actual allocations for the subsidiary banks as of December 31, 2019 for the loan portfolio organized by loan type, reflected as a percentage of the subsidiary bank’s gross loans:

	QCBT		CRBT		CSB		SFC Bank
	Maximum		Maximum		Maximum		Maximum
	Percentage	As of	Percentage	As of	Percentage	As of	Percentage	As of
	per Loan	December 31,	per Loan	December 31,	per Loan	December 31,	per Loan	December 31,
Type of Loan *	Policy	2019	Policy	2019	Policy	2019	Policy	2019
One-to-four family residential	30%	12%	25%	9%	35%	12%	30%	15%
Multi-family	15%	2%	15%	8%	15%	3%	20%	7%
Farmland	5%	—%	5%	—%	15%	2%	5%	1%
Non-farm, nonresidential	50%	22%	50%	24%	50%	28%	50%	44%
Construction and land development	20%	8%	15%	12%	35%	19%	15%	10%
C&I	60%	30%	60%	36%	50%	27%	20%	17%
Loans to individuals	10%	1%	10%	1%	10%	—%	5%	1%
Lease financing	30%	7%	5%	—%	5%	—%	5%	—%
Bank stock loans	**	—	10%	—%	—%	—%	20%	—%
All other loans	15%	18%	10%	10%	10%	9%	15%	5%
		100%		100%		100%		100%

*   The loan types above are as defined and reported in the subsidiary banks’ quarterly Reports of Condition and Income (also known as Call Reports).

** QCBT’s maximum percentage for bank stock loans is 150% of risk-based capital (bank stock loan commitments are limited to 200% of risk-based capital). At December 31, 2019, QCBT’s bank stock loans totaled 58% of risk-based capital.

The following table presents total loans/leases by major loan/lease type and subsidiary as of December 31, 2019 and 2018. Residential real estate loans held for sale are included in residential real estate loans below.

			m2												Consolidated
	QCBT		Lease Funds		CRBT		CSB		SFC Bank		RB&T				Total
	$	%	$	%	$	%	$	%	$	%	$		%		$	%
	(dollars in thousands)
As of December 31, 2019
C&I loans	$474,264	43%	$141,977	60%	$536,294	46%	$234,527	37%	$120,763	22%	$	N/A	N/A	%	$1,507,825	41%
CRE loans	455,389	42%	—	—%	554,101	47%	350,159	55%	376,747	69%		N/A	N/A	%	1,736,396	47%
Direct financing leases	—	—%	87,869	37%	—	—%	—	—%	—	—%		N/A	N/A	%	87,869	2%
Residential real estate loans	122,675	11%	—	—%	49,544	4%	40,224	6%	27,461	5%		N/A	N/A	%	239,904	7%
Installment and other consumer loans	38,706	4%	—	—%	35,362	3%	14,272	2%	21,012	4%		N/A	N/A	%	109,352	3%
Deferred loan/lease origination costs, net of fees	1,897	—%	6,889	3%	(338)	—%	88	—%	323	—%		N/A	N/A	%	8,859	—%
	$1,092,931	100%	$236,735	100%	$1,174,963	100%	$639,270	100%	$546,306	100%	$	N/A	N/A	%	$3,690,205	100%

As of December 31, 2018
C&I loans	$425,500	42%	$103,404	45%	$458,170	44%	$201,871	35%	$95,910	20%		$144,555	36%		$1,429,410	38%
CRE loans	421,032	42%	—	—%	486,084	47%	327,775	56%	332,547	70%		198,673	49%		1,766,111	48%
Direct financing leases	—	—%	117,968	52%	—	—%	—	—%	—	—%		—	—%		117,968	3%
Residential real estate loans	120,855	12%	—	—%	57,469	6%	39,190	7%	30,706	9%		42,539	11%		290,759	8%
Installment and other consumer loans	35,325	4%	—	—%	36,563	3%	13,696	2%	16,450	1%		17,348	4%		119,382	3%
Deferred loan/lease origination costs, net of fees	1,759	—%	7,274	3%	(815)	—%	(81)	—%	188	—%		799	—%		9,124	—%
	$1,004,471	100%	$228,646	100%	$1,037,471	100%	$582,451	100%	$475,801	100%		$403,914	100%		$3,732,754	100%

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

Establishment of these financial performance ratios depends on a number of factors, including risk rating and the specific industry in which the borrower is engaged.

Collateral for these loans generally includes accounts receivable, inventory, equipment, and real estate. The Company’s lending policy specifies approved collateral types and corresponding maximum advance percentages. The value of collateral pledged on loans must exceed the loan amount by a margin sufficient to absorb potential erosion of its value in the event of foreclosure and cover the loan amount plus costs incurred to convert it to cash. Approved non-real estate collateral types and corresponding maximum advance percentages for each collateral type are listed below.

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

Following is a summary of the five largest industry concentrations within the C&I portfolio as of December 31, 2019 and 2018:

	2019	2018
	Amount	Amount
	(dollars in thousands)

Administration of urban planning & rural development	$133,157	$111,579
Bank holding companies	92,185	75,601
Hotels & motels	64,867	83,106
Skilled nursing care facilities	39,881	53,134
General medical & surgical hospitals	34,184	36,895

These loan categories are defined by industry-standard NAICS codes – refer to NAICS.com for a description of each category.

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

**  These maximum rates are consistent with, or in some situations, more conservative than those established by regulatory authorities.

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

In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied CRE loans. Owner-occupied CRE loans are generally considered to have less risk. As of December 31, 2019 and 2018, approximately 26% and 28%, respectively, of the CRE loan portfolio was owner-occupied.

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

Following is a listing of the significant industries within the Company’s CRE loan portfolio as of December 31, 2019 and 2018:

	2019		2018
	Amount	%	Amount	%
	(dollars in thousands)

Lessors of Nonresidential Buildings	$553,142	32%	$612,327	34%
Lessors of Residential Buildings	465,172	27%	346,270	19%
Hotels	63,720	4%	81,345	5%
New Housing For-Sale Builders	55,525	3%	47,598	3%
Nonresidential Property Managers	48,059	3%	69,885	4%
Land Subdivision	46,318	3%	48,378	3%
Other Activities Related to Real Estate	42,060	2%	25,345	2%
Other *	462,400	26%	534,963	30%
Total CRE Loans	$1,736,396	100%	$1,766,111	100%

*   “Other” consists of all other industries. None of these had concentrations greater than $28.8 million, or 1.7%, of total CRE loans as of December 31, 2019.

Following is a breakdown of non owner-occupied CRE by property type as of December 31, 2019 and 2018:

	2019		2018
	Amount	%	Amount	%
	(dollars in thousands)

Multi-family	$359,469	39%	$189,137	18%
Office	193,381	21%	255,452	25%
Retail	175,602	19%	232,022	23%
Hotel/motel	71,611	8%	89,906	9%
Industrial/warehouse	68,978	8%	93,503	9%
Other	44,569	5%	168,650	16%
Total income-producing CRE	$913,610	100%	$1,028,670	100%

A portion of the Company’s construction portfolio is considered non-residential construction. Following is a summary of industry concentrations within that category as of December 31, 2019 and 2018:

	2019		2018
	Amount	%	Amount	%
	(dollars in thousands)

Multi-family	$169,523	50%	$61,055	30%
Office	24,950	7%	17,692	9%
Retail	14,584	4%	10,285	5%
Industrial/warehouse	8,388	2%	4,591	2%
Hotel/motel	5,715	2%	5,679	3%
Other	115,349	35%	106,532	51%
Total non-residential construction loans	$338,509	100%	$205,834	100%

Additionally, the Company had approximately $48.4 million and $52.3 million of residential construction loans outstanding as of December 31, 2019 and 2018, respectively. Of this amount, approximately 66% was considered speculative, while 34% was pre-sold at December 31, 2019, and approximately 72% was considered speculative, while 28% was pre-sold at December 31, 2018.

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

	For the year ended December 31,
	2019	2018	2017
	(dollars in thousands)

Originations of residential real estate loans	$183,491	$87,133	$38,079
Sales of residential real estate loans	$141,195	$51,010	$33,165
Percentage of sales to originations	77%	59%	87%

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

Competition. The Company currently operates in the highly competitive Quad Cities, Cedar Rapids, Marion, Waterloo/Cedar Falls, Des Moines and Springfield markets. Competitors include not only other commercial banks, credit unions, thrift institutions, and mutual funds, but also insurance companies, FinTech companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Many of these competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to traditional banking services. The Company also competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits.

Appendices. The commercial banking business is a highly regulated business. See Appendix A “Supervision and Regulation” for a discussion of the federal and state statutes and regulations that are applicable to the Company and its subsidiaries.

See Appendix B for tables and schedules that show selected financial statistical information relating to the business of the Company required to be presented pursuant to federal securities laws. Consistent with the information presented in the Form 10‑K, results are presented as of and for the fiscal years ended December 31, 2019, 2018, and 2017, as applicable.

Internet Site, Securities Filings and Governance Documents. The Company maintains an Internet site at www.qcrh.com. The Company makes available free of charge through this site its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. These filings are available at http://www.snl.com/IRW/Docs/1024092. Also available are many of its corporate governance documents, including the Business Code of Conduct and Ethics Policy (http://www.snl.com/IRW/govdocs/1024092).

Item 1A.    Risk Factors

In addition to the other information in this Annual Report on Form 10‑K, stockholders or prospective investors should carefully consider the following risk factors:

Conditions in the financial market and economic conditions, including conditions in the markets in which we operate, generally may adversely affect our business.

Our general financial performance is highly dependent upon the business environment in the markets where we operate and in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services it offers. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, or a combination of these or other factors. For example, the coronavirus may have an adverse impact on international trade (including supply chains and export levels), travel, employee productivity and other economic activities, which could have a destabilizing effect on the financial markets and economic activity or cause the general economy in our market areas to decline.

While economic conditions have improved since the recession, there can be no assurance that this improvement will continue. Uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Downturns in the markets where our banking operations occur could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures and reduced wealth management fees resulting from lower asset values. Such conditions could adversely affect the credit quality of our loans, financial condition and results of operations.

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

C&I loans were $1.5 billion, or approximately 41% of our total loan/lease portfolio, as of December 31, 2019. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment and real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee or cosigner on commercial loans. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may lose value over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. In addition, a prolonged recovery period could harm or continue to harm the businesses of our C&I customers and reduce the value of the collateral securing these loans.

Our loan/lease portfolio has a significant concentration of CRE loans, which involve risks specific to real estate values.

CRE lending comprises a significant portion of our lending business. Specifically, CRE loans were $1.7 billion, or approximately 47% of our total loan/lease portfolio, as of December 31, 2019. Of this amount, $444.0 million, or approximately 26%, was owner-occupied. The market value of real estate securing our CRE loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

Our allowance may prove to be insufficient to absorb losses in our loan/lease portfolio.

We establish our allowance for loan and lease losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2019, our allowance as a percentage of total gross loans/leases was 0.98%, and as a percentage of total NPLs was 403.87%. In accordance with GAAP for acquisition accounting, the loans acquired through the acquisitions of SFC Bank, Guaranty Bank and CSB were recorded at fair value; therefore, there was no allowance associated with SFC Bank’s, Guaranty Bank’s and CSB’s loans at acquisition. Management continues to evaluate the allowance needed on the acquired loans factoring in the net remaining discount ($7.0 million at December 31, 2019).

In addition, we had net charge-offs as a percentage of gross average loans/leases of 0.11% for the year ended December 31, 2019. Because of the concentration of C&I and CRE loans in our loan portfolio, which tend to be larger in amount than residential real estate and installment loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance as of December 31, 2019 was adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance will prove sufficient to cover actual loan/lease losses in the future, particularly if economic conditions are more difficult than what management currently expects. Additional provisions and loan/lease losses in excess of our allowance may adversely affect our business, financial condition and results of operations.

The FASB has issued an accounting standard update that will result in a significant change in how the Company recognizes credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the FASB issued an accounting standard update, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. Under the CECL model, the Company will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity investment securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information from past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset initially recorded on the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The CECL model may create more volatility in the level of the allowance for loan losses.

On December 21, 2018, the regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revised the agencies' other rules to reflect the update to the accounting standards. The final rule became effective on April 1, 2019. Additionally, proposed guidance clarifying the final rule was issued in October 2019. The proposed guidance clarifies the state of pre-existing agency guidance and describes the appropriate CECL methodology for determining allowances for credit losses on specific assets, including net investments in leases, impaired available-for-sale investment securities, etc.

The new CECL standard became effective for the Company for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The Company will recognize a one-time cumulative-effect adjustment to retained earnings and our allowance for loan losses as of January 1, 2020, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company incurred transition costs and also expect to incur ongoing costs in maintaining the additional CECL models and methodology along with acquiring forecasts used within the models, and that the methodology will result in increased capital costs upon initial adoption as well as over time. The impact at adoption is expected to have an increase of 5-20% of the December 31, 2019 allowance for estimated losses on loans/leases and the after-tax charge will result in a decrease the opening stockholders' equity balance as of January 1, 2020. See Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements for additional information on the Company’s impact of adoption.

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

Our profitability is in large part a function of the spread between the interest rates earned on investments and loans/leases and the interest rates paid on deposits and other interest bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan/lease terms, the mix of adjustable and fixed rate loans/leases in our portfolio, the length of time deposits and borrowings, and the rate sensitivity of our deposit customers could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at “Quantitative and Qualitative Disclosures about Market Risk” included under Item 7A of Part II of this Annual Report on Form 10‑K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2019, we had $40.2 million of junior subordinated debentures held by six business trusts that we control. Interest expense on the debentures, which totaled $2.3 million for 2019, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments on the debentures could cause a subsequent decline in the market price of our common stock because we would not be able to pay dividends on our common stock.

As a bank holding company, our sources of funds are limited.

We are a bank holding company, and our operations are primarily conducted by our subsidiary banks, which are subject to significant federal and state regulation. When available, cash to pay dividends to our stockholders is derived primarily from dividends received from our subsidiary banks. Our ability to receive dividends or loans from our subsidiary banks is restricted. Dividend payments by our subsidiaries to us in the future will require generation of future earnings by them and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, our right to participate in the assets of our subsidiary banks in the event of a liquidation or reorganization of any of the banks would be subject to the claims of the creditors of such bank, including depositors, which would take priority except to the extent we may be a creditor with a recognized claim. As of December 31, 2019, our subsidiary banks had deposits, borrowings and other liabilities in the aggregate of approximately $4.4 billion.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

The market value of investments in our securities portfolio has become increasingly volatile in recent years, and as of December 31, 2019, we had gross unrealized losses of $478 thousand, or 0.08% of amortized cost, in our investment portfolio (offset by gross unrealized gains of $30.1 million). The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we formally evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the OTTI, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur. Based on management’s evaluation, it was determined that the gross unrealized losses at December 31, 2019 were temporary and primarily a function of the changes in certain market interest rates.

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

Historically we have sold the guaranteed portion of our SBA loans in the secondary market. These sales have resulted in our earning premium income and/or have created a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA loans, we incur credit risk on the retained, non-guaranteed portion of the loans.

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

Our results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption on account of a default by the U.S. on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations.  Of particular impact to the Company are the operations pertaining to the SBA or the FDIC.  Any such failure to maintain such U.S. government operations, and the after-effects of such shutdown, could impede our ability to originate SBA loans and our ability to sell such loans in the secondary market, which would materially adversely affect our business, results of operations and financial condition.

In addition, many of our investment securities are issued by and some of our loans are made to the U.S. government and government agencies and sponsored entities. Uncertain domestic political conditions, including prior federal government shutdowns and potential future federal government shutdowns or other unresolved political issues, may pose credit default and liquidity risks with respect to investments in financial instruments issued or guaranteed by the federal government and loans to the federal government. Any downgrade in the sovereign credit rating of the U.S., as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.

Changes in U.S. trade policies, such as the implementation of tariffs, and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.

In recent years, the U.S. government implemented tariffs on certain products, and certain countries or entities, such as Mexico, Canada, China and the European Union, have issued or continue to threaten retaliatory tariffs against products from the U.S., including agricultural products.  Additional tariffs and retaliatory tariffs may be imposed in the future by the U.S. and these and other countries.  Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.

Our business is concentrated in and dependent upon the continued growth and welfare of the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, Des Moines/Ankeny, Iowa and Springfield, Missouri markets.

We operate primarily in the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, Des Moines/Ankeny, Iowa and Springfield, Missouri markets, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. We have developed a particularly strong presence in Bettendorf, Cedar Falls, Cedar Rapids, Davenport, Waterloo, and Ankeny, Iowa and Moline and Rock Island, Illinois and Springfield, Missouri and their surrounding communities. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce demand for our products and services, affect the ability of our customers to repay their loans to us, increase the levels of our nonperforming and problem loans, and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021 (the “July 27th Announcement”). The July 27th Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to U.S. dollar-LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has proposed a paced-market transition plan to SOFR from U.S. dollar-LIBOR and organizations are working on industry-wide and company-specific transition plans relating to derivatives and cash markets exposed to LIBOR.

At this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark, whether SOFR or another rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of LIBOR-linked securities.

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

For example, the FASB has adopted a new accounting standard that will be effective for our 2020 fiscal year.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances.  This will change the prior method of providing allowances that are probable, which may require us to increase our allowance and could introduce significant earnings volatility compared to the prior method.  CECL will greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance. The ongoing impacts of CECL will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, portfolio duration, and other factors.

See Note 1 to the Consolidated Financial Statements for further discussion.

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

As of December 31, 2019, we had approximately $101.4 million of total indebtedness outstanding at the holding company level. In the future, it is possible that we may not generate sufficient revenues to service or repay our debt, and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, and to pay dividends to our common stockholders.

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

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment.  As a result, political and social attention to the issue of climate change has increased.  In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions.  The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require us to expend significant capital and incur compliance, operating, maintenance and remediation costs.  Consumers and businesses may also change their behavior on their own as a result of these concerns.  The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities.  Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Given the lack of empirical data on the credit and other financial risks posed by climate change, it is difficult to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities.

Severe weather, natural disasters, pandemic, acts of terrorism or war or other adverse external events could significantly impact the Company’s business.

As the Company’s operating and market footprint continues to grow, severe weather, natural disasters, pandemic, acts of terrorism or war and other adverse external events could have a significant impact on the Company’s ability to conduct business. The Company’s current footprint poses a wide variety of potential weather, natural disaster, or other adverse events that could impact the Company in various ways. In addition, such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The coronavirus outbreak may have an adverse impact on our customers that are directly or indirectly engaged in industries that could be affected by the outbreak, such as international trade or hospitality.  Their businesses may be adversely affected by quarantines and travel restrictions in areas most affected by the coronavirus.  In addition, entire industries, such as agriculture, may be adversely impacted due to lower exports caused by reduced economic activity in the affected areas.  The occurrence of any such event in the future could have a material adverse effect on the Company’s business, which in turn, could have a material adverse effect on the financial condition and results of operation.

Evolving law impacting cannabis-related businesses in Illinois may have an impact on the Company’s operations and risk profile.

The Controlled Substances Act makes it illegal under federal law to manufacture, distribute, or dispense marijuana.  Starting January 1, 2020, however, the Illinois Cannabis Regulation and Tax Act began permitting adults to legally purchase marijuana for recreational use from licensed dispensaries.  It is the Banks’ current policy to avoid knowingly providing banking products or services to entities or individuals that: (i) directly or indirectly manufacture, distribute, or dispense marijuana or hemp products, or those who have a significant financial interest in such entities; and (ii) derive a significant percentage of revenue from providing products or services to, or other involvement with, such entities.  The Banks are taking reasonable measures, including appropriate new account screening and customer due diligence measures, to ensure that existing and potential customers do not engage in any such activities.  Nonetheless, the shift in Illinois law is increasing the number of direct and indirect cannabis-related businesses in Illinois, and therefore increasing the likelihood that the Banks could interact with such businesses, as well as their owners and employees.  Such interactions could create additional legal, regulatory, strategic, and reputational risk to the Banks and the Company.

The recent interest rate cuts by the Federal Reserve have led to the potential for higher inflation and financial instability driven by low borrowing costs that could have a negative effect on financial markets.

The Federal Reserve cut rates in 2019 as it sought to offset risks to an otherwise healthy economy exposed to trade uncertainty and slowing global economic growth. The rate cuts were generally supported by most central banks. However, there is potential that the rate cuts could pose additional risks to the economy primarily through higher inflation and financial-stability concerns driven by low borrowing costs. There is a possibility that labor markets could tighten causing inflationary pressures to build faster than the expected gradual pace. There is additional risk that persistently low interest rates could lead consumers and firms to take on riskier financial investments in search of better returns, increasing asset prices to unsustainable levels. The potential rise in asset prices to unsustainable levels could pose potential financial-stability risks in the commercial real estate and corporate borrowing sectors. Sustained low interest rate periods were something that preceded the 1990 and 2007 recessions, placing significant pressure on real estate asset prices through reach-for-yield investor behavior.

Item 1B.    Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.    Properties

The Company’s headquarters are located at 3551 7th Street, Moline, Illinois. The Company and its subsidiaries maintain numerous other facilities, including bank branch locations, which are occupied by the Company and its subsidiaries and which house the executive and primary administrative offices of each respective entity or otherwise facilitate the business operations of the Company and its subsidiaries. Each such property is leased or owned by the Company or its subsidiaries and no such property is subject to any material encumbrance.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  The common stock, par value $1.00 per share, of the Company is listed on The Nasdaq Global Market under the symbol “QCRH”. The stock began trading on Nasdaq on October 6, 1993. As of February 28, 2020, there were 15,867,838 shares of common stock outstanding held by 725 holders of record. Additionally, there are an estimated 3,500 beneficial holders whose stock was held in the street name by brokerage houses and other nominees as of that date.

Dividends on Common Stock.  The Company is heavily dependent on dividend payments from its subsidiary banks to provide cash flow for the operations of the holding company and dividend payments on the Company’s common stock. Under applicable state laws, the banks are restricted as to the maximum amount of dividends that they may pay on their common stock. Applicable Iowa and Missouri laws provide that state-chartered banks in those states may not pay dividends in excess of their undivided profits.

The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. See Appendix A “Supervision and Regulation” for additional information regarding regulatory restrictions on the payment of dividends.

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued debt securities in public offerings and in private placements. Under the terms of the securities, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances existed through the date of filing of this Annual Report on Form 10‑K. See Note 17 to the Consolidated Financial Statements for additional information regarding dividend restrictions.

Purchase of Equity Securities by the Company. There were no purchases of common stock by the Company during the years ended December 31, 2019, 2018, and 2017.

On February 18, 2020, the Company announced a share repurchase program, permitting the repurchase of up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the Securities and Exchange Commission.  The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The repurchase program does not obligate the Company to purchase any shares or any particular number of shares.

Stockholder Return Performance Graph. The following graph indicates, for the period commencing December 31, 2014 and ending December 31, 2019, a comparison of cumulative total returns for the Company, the Nasdaq Composite Index, and the SNL Bank Nasdaq Index prepared by S&P Global, Charlottesville, Virginia. The graph was prepared at the Company’s request by S&P Global. The information assumes that $100 was invested at the closing price on December 31, 2014 in the common stock of the Company and in each index, and that all dividends were reinvested.

Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
QCR Holdings, Inc.	100.00	136.48	244.60	243.15	183.16	251.96
Nasdaq Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL Bank Nasdaq Index	100.00	107.95	149.68	157.58	132.82	166.75

Item 6.    Selected Financial Data

The following “Selected Financial Data” of the Company is derived in part from, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto. See Item 8. Financial Statements. Results for past periods are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share data)
STATEMENT OF INCOME DATA
Interest income	$216,076	$182,879	$135,517	$106,468	$90,003
Interest expense	60,517	40,484	19,452	11,951	13,707
Net interest income	155,559	142,395	116,065	94,517	76,296
Provision for loan/lease losses	7,066	12,658	8,470	7,478	6,871
Non-interest income	78,768	41,541	30,482	31,037	24,364
Non-interest expense (1)	155,234	119,143	97,424	81,486	73,192
Income tax expense	14,619	9,015	4,946	8,903	3,669
Net income	57,408	43,120	35,707	27,687	16,928

PER COMMON SHARE DATA
Net income - Basic (2)	$3.65	$2.92	$2.68	$2.20	$1.64
Net income - Diluted (2)	3.60	2.86	2.61	2.17	1.61
Cash dividends declared	0.24	0.24	0.20	0.16	0.08
Dividend payout ratio	6.58%	8.22%	7.46%	7.27%	4.88%
Closing stock price	$43.86	$32.09	$42.85	$43.30	$24.29

BALANCE SHEET DATA
Total assets	$4,909,050	$4,949,710	$3,982,665	$3,301,944	$2,593,198
Securities	611,341	662,969	652,382	574,022	577,109
Total loans/leases	3,690,205	3,732,754	2,964,485	2,405,487	1,798,023
Allowance	36,001	39,847	34,356	30,757	26,141
Deposits	3,911,051	3,977,031	3,266,655	2,669,261	1,880,666
Borrowings	278,955	404,968	309,480	290,952	444,162
Stockholders' equity: common	535,351	473,138	353,287	286,041	225,886

KEY RATIOS
ROAA (2)	1.12%	0.98%	1.01%	0.97%	0.66%
ROACE (2)	11.31	10.62	11.51	10.56	8.79
ROAE (2)	11.31	10.62	11.51	10.56	8.79
Loans/leases to assets	75.36	75.41	74.43	72.85	69.34
Loans/leases to deposits	94.35	93.86	90.75	90.12	95.61
NPAs to total assets	0.27	0.56	0.81	0.82	0.74
Allowance to total loans/leases	0.98	1.07	1.16	1.28	1.45
Allowance to NPLs	403.87	214.79	184.28	144.85	223.33
Net charge-offs to average loans/leases	0.11	0.21	0.19	0.14	0.22
Average total stockholders' equity to average total assets	9.94	9.24	8.81	9.21	7.55

(1)

Non-interest expense includes several one-time expenses - most notably, $6.9 million, $3.9 million and $5.4 million of acquisition, disposition and post-acquisition compensation, transition and integration costs for 2019, 2018 and 2017, respectively. See Note 2 to the Consolidated Financial Statements for additional information regarding sales/mergers/acquisitions. In addition, $3.0 million of goodwill impairment expense is included in non-interest expense for 2019.  See Note 6 to the Consolidated Financial Statements for additional information.  Additionally, non-interest expense for 2016 and 2015, respectively, included $4.6 million and $7.2 million of losses on debt extinguishment related to the prepayment of certain borrowings.

(2)	Numerator is net income.
(3)

Interest earned and yields on nontaxable investments and nontaxable loans are determined on a tax equivalent basis using a 35% tax rate for years including and prior to December 31, 2017 and 21% for years after December 31, 2017.

(4)	Non-interest expenses divided by the sum of net interest income before provision for loan/lease losses and non-interest income.
(5)	See GAAP to Non-GAAP reconciliations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses 2019 and 2018 items and annual comparison between our fiscal 2019 performance compared to our fiscal 2018 performance.  A detailed review of our fiscal 2018 performance compared to our fiscal 2017 performance can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  This discussion should be read in conjunction with Part II, Item 6 hereof, “Selected Financial Data” and our Consolidated Financial Statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT. Over the past twenty-six years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries. As of December 31, 2019, the Company had $4.9 billion in consolidated assets, including $3.7 billion in total loans/leases, and $3.9 billion in deposits. The financial results of acquired/merged entities for the periods since their acquisition/merger are included in this report.

EXECUTIVE OVERVIEW

The Company reported net income of $57.4 million for the year ended December 31, 2019, and diluted EPS of $3.60. For the same period in 2018 the Company reported net income of $43.1 million and diluted EPS of $2.86.

The year ended December 31, 2019 was highlighted by several significant items:

•	Adjusted net income (non-GAAP) of $58.5 million, or $3.66 per diluted share;
•	NIM and NIM (TEY)(non-GAAP) at 3.31% and 3.45%, respectively;
•	Noninterest income of $78.8 million for the year;
•	Completed the sale of the operations of RB&T, a wholly-owned subsidiary of the Company, to Heartland Financial USA, Inc.; and
•	Excluding RB&T assets and liabilities sold:
• Deposit growth of 10.3% for the year;
• Loan and lease growth of 10.9% for the year; and
• Nonperforming assets to total assets down to 0.27% at December 31, 2019 from 0.56% at December 31, 2018.

Following is a table that represents the various net income measurements for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
	(dollars in thousands, except per share data)

Net income	$57,408	$43,120

Diluted earnings per common share	$3.60	$2.86

Weighted average common and common equivalent shares outstanding	15,967,775	15,064,730

The Company reported adjusted net income (non-GAAP) of $58.5 million, with adjusted diluted EPS of $3.66. See section titled “GAAP to Non-GAAP Reconciliations” for additional information. Adjusted net income for the year excludes a number of non-recurring items, most significantly:

•	$8.5 million of after-tax gain on sale of assets and liabilities of RB&T;
•	$3.0 million of after-tax goodwill impairment expense;
•	$2.6 million of after-tax disposition costs; and
•	$2.8 million of after-tax post-acquisition compensation, transition and integration costs.

Following is a table that represents the major income and expense categories.

	Year Ended December 31,
	2019	2018
	(dollars are in thousands)

Net interest income	$155,559	$142,395
Provision expense	7,066	12,658
Noninterest income	78,768	41,541
Noninterest expense	155,234	119,143
Federal and state income tax expense	14,619	9,015
Net income	$57,408	$43,120

The following are some noteworthy developments in the Company’s financial results:

•	Net interest income grew $13.2 million, or 9.2%, in 2019 compared to the prior year. The increase in 2019 was primarily due to strong organic loan and lease growth and recent acquisitions.

•	Provision expense decreased $5.6 million when comparing 2019 to 2018. The decrease in 2019 was primarily attributable to continued asset quality improvements.

•

Noninterest income increased $37.2 million, or 90%, when compared to the prior year.  The increase in 2019 was primarily attributable to higher swap fee income as well as a $12.3 million gain on the sale of substantially all of the assets and liabilities of RB&T.

•	Noninterest expense increased $36.1 million, or 30.3%, in 2019 compared to the prior year, due to:

oDisposition costs of $3.3 million incurred in 2019 with no disposition costs in 2018;

oGoodwill impairment expense of $3.0 million incurred in 2019 with no impairment incurred in 2018; and

oSalaries and benefits increasing $23.1 million in light of bonuses and commissions being higher due to elevated swap fee income as well as the addition of personnel in connection with recent acquisitions.

LONG-TERM FINANCIAL GOALS

The Company had previously established financial goals by which it manages its business and measures its performance. The goals are periodically updated to reflect business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company’s ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of this Annual Report on Form 10‑K. The Company’s long-term financial goals are as follows:

•	Strong organic loan and lease growth in order to maintain a gross loans and leases to total assets ratio in the range of 73 – 78%;

•	Improve profitability (measured by NIM and ROAA);

•	Improve asset quality by reducing NPAs to total assets to below 0.75% and maintain charge-offs as a percentage of average loans/leases of under 0.25% annually;

•	Grow core deposits to maintain reliance on wholesale funding at less than 15% of total assets;

•	Continue to focus on generating gains on sales of government guaranteed portions of loans and swap fee income to more than $8-12 million annually; and

•	Grow wealth management net income by 10% annually.

The following table shows the evaluation of the Company’s past long-term financial goals.

			For the Year Ending
Goal	Key Metric	Target (2)	December 31, 2019	December 31, 2018
Balance sheet efficiency	Gross loans and leases to total assets	73% - 78%	75%	75%
	NIM TEY (non-GAAP) (1)	> 3.35%	3.45%	3.62%
Profitability	ROAA	> 1.10%	1.12%	0.98%
	Adjusted ROAA (non-GAAP) (1)	> 1.10%	1.15%	1.06%
Asset quality	NPAs to total assets	< 0.75%	0.27%	0.56%
	Net charge-offs to average loans and leases	< 0.25% annually	0.11%	0.21%
Reliance on wholesale funding	Wholesale funding to total assets (3)	< 15%	9%	14%
Consistent, high quality noninterest income revenue streams	Gains on sales of government guaranteed portions of loans and swap fee income	$8-12 million annually	$29 million	$11.2 million
	Grow wealth management net income	> 10% annually	21%	32%

(1)	Refer to GAAP to non-GAAP Reconciliations for detail concerning non-GAAP financial measures.
(2)	Targets will be re-evaluated and adjusted as appropriate.
(3)	Wholesale funding to total assets is calculated by dividing total borrowings and brokered deposits by total assets.

In 2020, the Company announced refreshed strategic financial metrics that it intends to measure, monitor and adhere to as follows:

•	Grow loans and leases organically by 9% per year, funded with core deposits;
•	Grow fee income by no less than 6% per year; and
•	Improve operational efficiencies and hold noninterest expense growth to 5% per year.

STRATEGIC DEVELOPMENTS

The Company took the following actions in 2019 to support our corporate strategy and further the long-term financial goals shown above.

•

Excluding the impact of RB&T loans/leases sold, loan and lease growth for the year was 10.9%. This was in the range of the Company’s target organic growth rate of 10‑12%. A portion of this growth was in the C&I category. As of December 31, 2019, this segment of the portfolio accounted for 41% of total loans and leases. The Company has also grown CRE loans, with that segment now representing 47% of the portfolio as of December 31, 2019. The strong organic loan and lease growth has continued to help maintain the loan and lease to total asset ratio at 75% for both 2019 and 2018. The Company has reached the targeted loan and lease to total asset ratio in the range of 73% - 78%. Going forward, the Company will strive to maintain the ratio in this range.

•

Excluding RB&T loans/leases sold, the Company continues to focus on reducing the NPAs to total assets ratio.  The ratio of NPAs to total assets decreased from 0.56% at December 31, 2018 to 0.27% at December 31, 2019. The Company remains committed to improving asset quality in 2020.

•

Management continues to focus on reducing the Company’s reliance on wholesale funding and continues to prioritize core deposit growth through a variety of strategies including growth in correspondent banking.

•

Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the three states currently served – Iowa, Illinois and Wisconsin – and to expand into Missouri.  The Company acts as the correspondent bank for 193 downstream banks with total average noninterest bearing deposits of $170.4 million and total average interest bearing deposits of $326.7 million as of December 31, 2019. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.

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

•

Wealth management is another core line of business for the Company and includes a full range of products, including trust services, brokerage and investment advisory services, asset management, estate planning and financial planning. As of December 31, 2019, the Company had $3.2 billion of total financial assets in trust and related accounts and $1.7 billion of total financial assets in brokerage and related accounts. Continued growth in assets under management will help to drive trust and investment advisory fees. The Company offers trust and investment advisory services to the correspondent banks that it serves. As management focuses on growing fee income, expanding market share will continue to be a primary strategy both through organic growth as well as the acquisition of managed assets.  In 2018, the Company acquired the Bates Companies, headquartered in Rockford, Illinois. The acquisition has enhanced the wealth management services of the Company.

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

The TCE/TA non-GAAP ratio has been a focus for our investors and management believes that this ratio may assist investors in analyzing the Company’s capital position without regard to the effects of intangible assets.

The Company’s management believes that adjusted net income, adjusted EPS and adjusted ROAA are important to investors as they exclude non-recurring income and expense items.  Therefore, they provide a helpful comparison for analysis and may provide a better indicator of future results.

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

	As of
GAAP TO NON-GAAP	December 31,	December 31,
RECONCILIATIONS	2019	2018
	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$535,351	$473,138
Less: Intangible assets	89,718	95,282
TCE (non-GAAP)	$445,633	$377,856

Total assets (GAAP)	$4,909,050	$4,949,710
Less: Intangible assets	89,718	95,282
TA (non-GAAP)	$4,819,332	$4,854,428

TCE/TA ratio (non-GAAP)	9.25%	7.78%

	For the Year Ended
	December 31,	December 31,
	2019	2018

ADJUSTED NET INCOME
Net income (GAAP)	$57,408	$43,120
Less nonrecurring items (post-tax) (*):
Income:
Securities losses, net	$(22)	$—
Gain on sale of assets and liabilities of subsidiary	8,539	—
Total nonrecurring income (non-GAAP)	$8,517	$—
Expense:
Losses on debt extinguishment	$345	$—
Goodwill impairment	3,000	—
Disposition costs	2,627	—
Acquisition costs	—	1,645
Tax expense on expected liquidation of RB&T BOLI	790	—
Post-acquisition compensation, transition and integration costs	2,828	1,647
Total nonrecurring expense (non-GAAP)	$9,590	$3,292

Adjusted net income (non-GAAP)	$58,481	$46,412

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$58,481	$46,412

Weighted average common shares outstanding	15,730,016	14,768,687
Weighted average common and common equivalent shares outstanding	15,967,775	15,064,730

Adjusted EPS (non-GAAP):
Basic	$3.72	$3.14
Diluted	$3.66	$3.08

ADJUSTED ROAA
Adjusted net income (non-GAAP) (from above)	$58,481	$46,412

Average Assets	$5,102,980	$4,392,121

Adjusted ROAA (annualized) (non-GAAP)	1.15%	1.06%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$155,559	$142,395
Plus: Tax equivalent adjustment	6,727	6,637
Net interest income - tax equivalent (non-GAAP)	$162,286	$149,032
Less: Accquisition accounting net accretion	4,344	5,527
Adjusted net interest income	$157,942	$143,505

Average earning assets	$4,703,289	$4,120,144

NIM (GAAP)	3.31%	3.46%
NIM (TEY) (non-GAAP)	3.45%	3.62%
Adjusted NIM (TEY) (non-GAAP)	3.36%	3.48%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$155,234	$119,143

Net interest income (GAAP)	$155,559	$142,395
Noninterest income (GAAP)	78,768	41,541
Total income	$234,327	$183,936

Efficiency ratio (noninterest expense/total income) (non-GAAP)	66.25%	64.77%

*    Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 21% with the exception of goodwill impairment which is not deductible for tax and gain on sale of subsidiary which has an estimated effective tax rate of 30.5%.

NET INTEREST INCOME AND MARGIN (TAX EQUIVALENT BASIS) (Non-GAAP)

Net interest income, on a tax equivalent basis, increased 9% to $162.3 million for the year ended December 31, 2019, as compared to the prior year. Excluding the tax equivalent adjustments, net interest income increased 9% for the year ended December 31, 2019 compared to the prior year. Net interest income improved due to several factors:

•	The merger with Springfield Bancshares in the third quarter of 2018; and
•	Strong organic loan and deposit growth over the past 12 months.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis		GAAP
	For the Year Ended		For the Year Ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
Average Yield on Interest-Earning Assets	4.74%	4.60%	4.46%	4.44%
Average Cost of Interest-Bearing Liabilities	1.66%	1.29%	1.44%	1.29%
Net Interest Spread	3.08%	3.31%	3.02%	3.15%
NIM	3.45%	3.62%	3.31%	3.46%
NIM Excluding Acquisition Accounting Net Accretion	3.36%	3.48%	3.28%	3.32%

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

	For the Year Ended
	December 31,	December 31,
	2019	2018
	(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$4,344	$5,527

NIM on a tax equivalent basis was down 17 basis points on a linked-year basis.  Excluding acquisition accounting net accretion, NIM was down 12 basis points on a linked-year basis.  The decrease in NIM during the year was due to a 14 basis point increase in the yield on interest earning assets offset by a 37 basis point increase in the total cost of funds (due to both mix and rate).

Historically, the Company has had an interest rate risk profile of liability sensitivity, meaning the interest-bearing liabilities reprice faster and farther than interest-earning assets.  Thus, in rising rate enviroments, the Company may have less growth in net interest income and may experience NIM compression.  Alternatively, in falling rate environments, the Company may grow more net interest income and may experience NIM expansion.  During 2018 and the first half of 2019, there was a rising rate environment and the Company experienced NIM compression.  For the second half of 2019, the interest rate environment turned to a falling rate environment, and the Company experienced NIM expansion.

In an effort to shift its interest rate risk position closer to neutral, the Company purchased interest rate caps on $375 million of variable rate deposits and short-term fixed rate brokered CDs.  See Note 7 of the Company’s Consolidated Financial Statements for details on the interest rate caps purchased.  The result shifted the Company’s interest rate risk position from liability sensitive to modestly asset sensitive.  The Company is now better positioned to withstand shifts in interest rates including both rising and falling rates as well as other shapes of the yield curve.  Refer to Item 7A for further discussion on the Company’s interest rate risk position.

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

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories are presented in the following table:

	Year Ended December 31,
	2019			2018			2017
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$8,898	$203	2.29%	$20,472	$338	1.65%	$17,577	$149	0.85%
Interest-bearing deposits at financial institutions	179,635	3,910	2.18	66,275	1,267	1.91	78,842	874	1.11
Investment securities (1)	635,650	24,151	3.80	659,017	23,621	3.58	590,761	22,460	3.80
Restricted investment securities	21,559	1,174	5.45	22,023	1,093	4.96	15,768	631	4.00
Gross loans/leases receivable (1) (2) (3)	3,857,547	193,365	5.01	3,352,357	163,197	4.87	2,611,888	120,618	4.62
Total interest earning assets	$4,703,289	222,803	4.74	$4,120,144	189,516	4.60	$3,314,836	144,732	4.37

Noninterest-earning assets:
Cash and due from banks	$81,645			$72,920			$67,559
Premises and equipment	78,189			68,602			62,719
Less allowance	(40,953)			(38,200)			(33,193)
Other	280,810			168,655			107,927
Total assets	$5,102,980			$4,392,121			$3,519,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$2,443,989	29,898	1.22%	$2,043,314	18,651	0.91%	$1,622,723	7,992	0.49%
Time deposits	966,745	20,977	2.17	766,020	12,024	1.57	528,834	5,020	0.95
Short-term borrowings	16,837	363	2.16	19,458	293	1.51	22,596	114	0.50
FHLB advances	108,536	2,895	2.67	202,715	4,768	2.35	120,206	1,981	1.65
Other borrowings	13,563	512	3.77	69,623	2,749	3.95	73,394	2,879	3.92
Subordinated notes	60,883	3,564	5.85	—	—	—	—	—	—
Junior subordinated debentures	37,751	2,308	6.11	37,578	1,999	5.32	34,030	1,466	4.31
Total interest-bearing liabilities	$3,648,304	60,517	1.66	$3,138,708	40,484	1.29	$2,401,783	19,452	0.81

Noninterest-bearing demand deposits	$817,473			$792,885			$765,019
Other noninterest-bearing liabilities	129,794			54,555			42,836
Total liabilities	$4,595,571			$3,986,148			$3,209,638

Stockholders' equity	507,409			405,973			310,210
Total liabilities and stockholders' equity	$5,102,980			$4,392,121			$3,519,848
Net interest income		$162,286			$149,032			$125,280
Net interest spread			3.08%			3.31%			3.56%
Net interest margin			3.31%			3.46%			3.50%
Net interest margin (TEY)(Non-GAAP)			3.45%			3.62%			3.78%
Adjusted net interest margin (TEY)(Non-GAAP)			3.36%			3.48%			3.64%
Ratio of average interest-earning assets to average interest-bearing liabilities	128.92%			131.27%			138.02%

(1)	Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

The Company’s components of change in net interest income are presented in the following table:

	For the years ended December 31, 2019 and 2018
	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Year	Rate	Volume
	2019 vs. 2018
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(134)	$101	$(235)
Interest-bearing deposits at financial institutions	2,643	199	2,444
Investment securities (2)	529	1,386	(857)
Restricted investment securities	81	104	(23)
Gross loans/leases receivable (2) (3)	30,168	4,965	25,203
Total change in interest income	$33,287	$6,755	$26,532

INTEREST EXPENSE
Interest-bearing deposits	$11,247	$7,135	$4,112
Time deposits	8,953	5,312	3,641
Short-term borrowings	70	113	(43)
Federal Home Loan Bank advances	(1,873)	573	(2,446)
Other borrowings	(2,237)	(116)	(2,121)
Subordinated notes	3,564	—	3,564
Junior subordinated debentures	309	—	309
Total change in interest expense	$20,033	$13,017	$7,016

Total change in net interest income	$13,254	$(6,262)	$19,516

(1)

The column "Inc/(Dec) from Prior Year" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

The Company’s operating results are also impacted by various sources of noninterest income, including trust department fees, investment advisory and management fees, deposit service fees, gains from the sales of residential real estate loans and government guaranteed loans, earnings on BOLI and other income. Offsetting these items, the Company incurs noninterest expenses, which include salaries and employee benefits, occupancy and equipment expense, professional and data processing fees, FDIC and other insurance expense, loan/lease expense and other administrative expenses.

The Company’s operating results are also affected by economic and competitive conditions, particularly changes in interest rates, income tax rates, government policies and actions of regulatory authorities.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the U.S. of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.

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

In assessing the fair value of reporting units, we may consider the stage of the current business cycle and potential changes in market conditions. We may also utilize other information to validate the reasonableness of our valuations, including public market comparables and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on tangible capital ratios of comparable companies and business segments. These multiples may be adjusted to consider competitive differences, including size, operating leverage and other factors. The carrying amount of a reporting unit is determined based on the capital required to support the reporting unit’s activities, including its tangible and intangible assets. The determination of a reporting unit’s capital allocation requires judgment and considers many factors, including the regulatory capital regulations and capital characteristics of comparably situated companies in relevant industry sectors. In certain circumstances, the Company will engage a third-party to independently validate our assessment of the fair value of our reporting units.

The Company assesses the impairment of goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following:

•	Significant under-performance relative to expected historical or projected future operating results;
•	Significant changes in the manner of use of the acquired asets or the strategy for the overall business;
•	Significant negative industry or economic trends;
•	Significant decline in the market price for our common stock over a sustained period; or
•	Market capitalization relative to net book value.

The Company engaged an external specialist to assess the goodwill at the reporting unit level for the banks in 2019. As of November 30, 2019, the Company’s management performed an internal assessment of the goodwill for the Bates Companies reporting unit.  As the Bates Companies is located in Rockford, Illinois, the Company had intended to achieve synergies and cross-selling opportunities that significantly enhanced the value of the Bates Companies.  With the sale of the assets and liabilities of RB&T, which was the Company’s bank subsidiary located in Rockford, Illinois, the Company’s valuation analysis determined the value had declined and the goodwill was impaired.  Specifically, the Company determined a goodwill impairment charge of $3 million was required for the Bates Companies.  The Company used a combination of methods to determine the value and related goodwill impairment charge.  The methods included prices of comparable businesses as well as recent discussions with existing wealth management providers in the surrounding Rockford market.

The Company conducted an internal assessment of the goodwill, both collectively and at its subsidiaries in 2018 and determined no goodwill impairement charges were required.

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

Qualitative factors include the general economic environment in the Company’s markets, including economic conditions both locally and nationally, and in particular the economic health of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan/lease portfolio, it enhances its methodology accordingly.

Management may report a materially different amount for the provision in the statement of operations to change the allowance if its assessment of the above factors were different. The discussion regarding the Company’s allowance should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere in this

Annual Report on Form 10‑K, as well as the portion of this MD&A section entitled “Financial Condition – Allowance for Estimated Losses on Loans/Leases.”

Although management believes the level of the allowance as of December 31, 2019 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

INTEREST INCOME

For 2019, interest income grew $33.3 million, or 18%. In total, the Company’s average interest-earning assets increased $583.1 million, or 14%, year-over-year. Average loans/leases grew 15%, while average securities decreased 3%.

For 2018, interest income grew $47.4 million, or 35%. In total, the Company’s average interest-earning assets increased $805.3 million, or 24%, year-over-year. Average loans/leases grew 28%, while average securities grew 12%. The acquisition of Guaranty Bank occurred in the fourth quarter of 2017, therefore 2018 was the first full year that Guaranty Bank was included in the Company’s financial results. The acquisition of SFC Bank in the third quarter of 2018 also contributed to the increase in interest income and average interest-earning assets.

In 2019, the Company continued to diversify its securities portfolio, including by increasing its portfolio of tax exempt municipal securities. The large majority of these securities are privately placed debt issuances by municipalities located in the Midwest and require a thorough underwriting process before investment. Execution of this strategy has led to increased interest income on a tax equivalent basis over the past several years. Management understands that this strategy has extended the duration of its securities portfolio and continually evaluates the combined benefit of increased interest income and reduced effective income tax rate and the impact on interest rate risk.

The Company intends to continue to grow quality loans and leases as well as diversify the securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Comparing 2019 to 2018, interest expense increased $20.0 million, or 49%, year-over-year. Average interest-bearing liabilities increased 16% in 2019. The acquisition of SFC Bank occurred in the third quarter of 2018. Therefore 2019 was the first full year that SFC Bank was included in the Company’s financial results. The Company has grown organically at a significant pace over the past several years. Loan growth has been funded in larger part by bigger depositor relationships with higher rate sensitivity, many of which have pricing tied to a certain index.  As a result, the cost of these funds is higher than the rest of the Company’s core deposit portfolio, and the cost rises at a higher rate (beta) as market interest rates rise.  The beta on the balance of the Company’s core deposit portfolio has performed well and is much lower than the beta on relationships with pricing tied to a certain index.  Additionally, loan growth has outpaced deposit growth. Therefore, short-term borrowings have increased to temporarily fill in the funding gap and the cost of these funds has increased with the rising rate environment experienced in 2018 and the first half of 2019.  In the second half of  2019, the Company’s cost of funds declined in conjunction with the now declining rate environment.  In addition, the Company purchased interest rate caps of $375 million of variable-rate deposit and fixed-rate short-term brokered CDs.  These will help minimize the cost of funds expansion in future rising rate environments.

The Company’s management intends to continue to shift the mix of funding from wholesale funds to core deposits, including noninterest-bearing deposits. Continuing this trend is expected to strengthen the Company’s franchise value, reduce funding costs and increase fee income opportunities through deposit service charges.

PROVISION FOR LOAN/LEASE LOSSES

The provision for loan/lease losses is established based on a number of factors, including the Company’s historical loss experience, delinquencies and charge-off trends, the local and national economy and the risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company’s provision totaled $7.1 million for 2019, a derease of $5.6 million from 2018. The decrease in 2019 was primarily attributable to improved asset quality.

The Company had an allowance of 0.98% of total gross loans/leases at December 31, 2019, compared to 1.07% of total gross loans/leases at December 31, 2018.  Management evaluates the allowance needed on the acquired loans factoring in the remaining discount, which was $7.0 million and $11.6 million at December 31, 2019 and 2018, respectively.

The Company’s allowance to total NPLs was 403.87% at December 31, 2019, which was up from 214.79% at December 31, 2018.

The fluctuations in these ratios were the result of recent acquisitions. In accordance with GAAP for acquisition accounting, acquired loans must be recorded at fair value; therefore, no allowance was associated with these loans. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance.

For 2020, the Company expects the provision for credit losses to adjust with changes to risk grade, other indications of credit quality, and loan volume. On January 1, 2020, the Company adopted ASU 2016-13 (CECL). The initial impact of CECL is expected to be an increase of 5-20% of the December 31, 2019 allowance for estimated losses on loans/leases.  The after-tax charge will result in a decrease to the stockholders' equity as of January 1, 2020. See Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements for additional information on the Company’s impact of adoption.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the years ended December 31, 2019 and 2018.

	Year Ended
	December 31,	December 31,
	2019	2018	$ Change	% Change

Trust department fees	$9,559	$8,707	$852	9.8%
Investment advisory and management fees	6,995	4,726	2,269	48.0
Deposit service fees	6,812	6,420	392	6.1
Gains on sales of residential real estate loans, net	2,571	901	1,670	185.3
Gains on sales of government guaranteed portions of loans, net	748	405	343	84.7
Swap fee income	28,295	10,787	17,508	162.3
Securities losses, net	(30)	—	(30)	100.0
Earnings on bank-owned life insurance	1,973	1,632	341	20.9
Debit card fees	3,357	3,263	94	2.9
Correspondent banking fees	773	852	(79)	(9.3)
Gain on sale of assets and liabilities of subsidiary	12,286	—	12,286	100.0
Other	5,429	3,848	1,581	41.1
Total noninterest income	$78,768	$41,541	$37,227	89.6%

In recent years, the Company has been successful in expanding its wealth management customer base. Trust department fees continue to be a significant contributor to noninterest income. With strong growth in assets under management, trust department fees increased 10% in the current year.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts.

Management has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to structure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as leverage of and collaboration among existing resources. Similar to trust department fees, fees from these services are largely determined based on the value of the investments managed. On October 1, 2018 the Company acquired the Bates Companies, headquartered in Rockford, Illinois.  The acquisition enhanced the wealth management services of the Company by adding approximately $704 million of assets under management as of the acquisition date.  Investment advisory and management fees increased 48% in 2019 compared to 2018.

Deposit service fees expanded 6% in 2019 as compared to 2018. The increase was the result of recent acquistions. Additionally, the Company has continued its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans, net, increased 185% in 2019 as compared to 2018. The increase was largely due to the addition of SFC Bank in 2018 which recognized gains on sales of residential real estate of $1.7 million in 2019.

The Company’s gains on the sale of government-guaranteed portions of loans for 2019 increased 85% as compared to 2018. Given the nature of these gains, large fluctuations can happen from quarter-to-quarter and year-to-year. As one of its strategies, the Company continues to leverage its expertise by taking advantage of programs offered by the SBA and the USDA. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary.  Recently, competitors have been offering SBA loan candidates traditional financing without such a guarantee and the Company is not willing to relax its structure for those lending opportunities.

As a result of the relatively low interest rate environment, the Company was able to execute numerous interest rate swaps on select commercial loans, including tax credit project loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from year to year. Swap fee income totaled $28.3 million in 2019 as compared to $10.8 million in 2018. The increase in swap fee income was due to both the volume and the size of the transactions executed. Future levels of swap fee income are dependent upon prevailing interest rates.

Securities losses, net of gains totaled $30 thousand in 2019 as compared to no securities gains or losses for 2018.

Earnings on BOLI increased 21% in 2019. There were no purchases of BOLI in 2019. Yields on BOLI (based on a simple average and excluding the impact of the federal income tax exemption) were 2.10% for 2019 and 2.57% for 2018. Notably, a small portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity market. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 3% in 2019. The primary reason for the increase was the recent acquisitions. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees decreased 9% in 2019. The fees are generally included in the earnings credit rates which incent the correspondent bank to maintain higher levels of noninterest bearing deposits to offset the correspondent banking fees.  Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund loan growth as well as a steady source of fee income.  The Company now serves 193 banks in Iowa, Illinois, Missouri and Wisconsin.

Gain on sale of assets and liabilities of subsidiary totaled $12.3 million in 2019 due to the sale of the assets and liabilities of RB&T on November 30, 2019.  See Note 2 of the Consolidated Financial Statements for further detail.

Other noninterest income increased 41% in 2019. The increase was driven by fluctuations in net gains recognized on the disposal of leased assets, fee income and the addition of SFC Bank.

NONINTEREST EXPENSES

The following tables set forth the various categories of noninterest expenses for the years ended December 31, 2019 and 2018.

	Year Ended
	December 31,	December 31,
	2019	2018	$ Change	% Change

Salaries and employee benefits	$92,063	$68,994	$23,069	33.4%
Occupancy and equipment expense	15,106	12,884	2,222	17.2
Professional and data processing fees	13,381	11,452	1,929	16.8
Acquisition costs	—	1,795	(1,795)	(100.0)
Post-acquisition compensation, transition and integration costs	3,582	2,086	1,496	71.7
Disposition costs	3,325	—	3,325	100.0
FDIC insurance, other insurance and regulatory fees	2,955	3,594	(639)	(17.8)
Loan/lease expense	1,097	1,544	(447)	(29.0)
Net cost of and gains/losses on operations of other real estate	3,789	2,489	1,300	52.2
Advertising and marketing	4,548	3,552	996	28.0
Bank service charges	2,009	1,838	171	9.3
Loss on debt extinguishment	436	—	436	100.0
Correspondent banking expense	836	821	15	1.8
Intangibles amortization	2,266	1,692	574	33.9
Goodwill Impairment	3,000	—	3,000	100.0
Other	6,841	6,402	439	6.9
Total noninterest expense	$155,234	$119,143	$36,091	30.3%

Management places strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency. One-time charges relating to acquisitions, dispositions and goodwill impairment impacted expense in 2019.

Salaries and employee benefits, which is the largest component of noninterest expense, increased 33% in 2019 as compared to 2018. This increase was primarily related to bonuses and commissions on elevated swap fee income, improved financial results and the related incentives, the addition of SFC Bank and Bates Companies employees and the addition to operational infrastructure and investment in additional staffing both at the corporate level and at some of the bank charters.

Occupancy and equipment expense increased 17% in 2019 as compared to 2018. This increase was due to higher information technology service costs, increases in repairs and maintenance costs, renovations to existing buildings, and the additions of SFC Bank and the Bates Companies.

Professional and data processing fees increased 17% in 2019 as compared to 2018. This increased expense was mostly due to the additions of the Bates Companies and SFC Bank. Legal expense was elevated due to a legal matter at RB&T where two employees had been charged with wrongdoing in connection with an SBA loan application. Neither RB&T, nor the Company, have been charged in the case. The charges were dismissed in December 2019. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

There were no acquisition costs in 2019. There were $1.8 million of acquisition costs in 2018 related to the acquisitions of the Bates Companies and SFC Bank. These costs were comprised primarily of legal, accounting and investment banking costs related to the acquisitions described in Note 2 to the Consolidated Financial Statements.

Post-acquisition compensation, transition and integration costs totaled $3.6 million and $2.1 million for 2019 and 2018, respectively. These costs were comprised primarily of personnel costs, IT integration, and conversion costs related to the acquisitions described in Note 2 to the Consolidated Financial Statements.

Disposition costs totaled $3.3 million for 2019. The costs were comprised primarily of legal, accounting, disposal of fixed assets and prepaids, personnel costs and IT deconversion costs related to the sale of RB&T.  There were no disposition costs for 2018.

FDIC insurance, other insurance and regulatory fee expense decreased 18% in 2019.  The decrease in expense was due to the award of assessment credits by the FDIC in September 2019 and December 2019.

Loan/lease expense decreased 29% in 2019 as compared to 2018. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net costs of operations totaled $3.8 million for 2019. The increase in 2019 is due primarily to $3.4 million of subsequent write-down of one OREO property.

Advertising and marketing expense increased 28% in 2019 as compared to 2018. The increase in expense was primarily due to the addition of SFC Bank.

Bank service charges, a large portion of which include indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased 9% in 2019 as compared to 2018. As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses will also increase.

Losses on debt extinguishment were $436 thousand in 2019 as compared to 2018. These losses relate to the prepayment of certain FHLB advances and wholesale structured repurchase agreements. There were no losses on debt extinguishment in 2018.

Correspondent banking expense increased 2% in 2019. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services. The increase was due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio.

Intangible amortization expense increased 34% in 2019 as compared to 2018. The increase was due to the addition of SFC Bank and the Bates Companies in 2018.

Goodwill impairment expense totaled $3.0 million in 2019 related to the Bates Companies.  See Note 7 to the Consolidated Financial Statements for further discussion.  There was no goodwill impairment expense in 2018.

Other noninterest expense increased 7% in 2019 as compared to 2018. Included in other noninterest expense are items such as subscriptions, sales and use tax and expenses related to wealth management. The majority of this increase is related to the addition of SFC Bank.

INCOME TAX EXPENSE

The provision for income taxes was $14.6 million for 2019, or an effective tax rate of 20.3%, compared to $9.0 million for 2018, or an effective tax rate of 17.3%.  Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 14 to the Consolidated Financial Statements for additional details.

FINANCIAL CONDITION AS OF DECEMBER 31, 2019 AND 2018

OVERVIEW

Following is a table that represents the major categories of the Company’s balance sheet.  On November 30, 2019, the Company sold substantially all of the assets and transferred substantially all of the deposits and certain other liabilities of the Company’s wholly-owned subsidiary, RB&T. As a result, those assets and liabilities of RB&T are not included in the Company’s results of its financial condition as of December 31, 2019, the removal of which impacts balance sheet comparisons to the prior period.

	As of December 31,
	2019		2018
	(dollars in thousands)

	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$233,945	5%	$245,119	5%
Securities	611,341	12%	662,969	13%
Net loans/leases	3,654,204	75%	3,692,907	75%
Other assets	397,594	8%	348,715	7%
Assets held for sale	11,966	-%	—	-%
Total assets	$4,909,050	100%	$4,949,710	100%

Total deposits	$3,911,051	80%	$3,977,031	80%
Total borrowings	278,955	5%	404,968	8%
Other liabilities	178,690	4%	94,573	2%
Liabilities held for sale	5,003	-%	—	-%
Total stockholders' equity	535,351	11%	473,138	10%
Total liabilities and stockholders' equity	$4,909,050	100%	$4,949,710	100%

In 2019, total assets decreased $40.7 million, or 1%. This included $454.0 million in assets sold as part of the RB&T sale (further described in Note 2 to the Consolidated Financial Statements). The Company’s loan/lease portfolio decreased $38.7 million, or 1%, during 2019. The decrease in the loan/lease portfolio was related to the sale of loans as part of the RB&T sale (further described in Note 2 to the Consolidated Financial Statements). Excluding the sale of loans as part of the RB&T sale, the Company’s loan/lease portfolio grew organically $319.2 million, or 10.9%, during 2019, which was primarily funded by deposit growth. Deposits grew $335.3 million, or 10% during 2019, excluding the $401.3 million of deposits sold as part of the RB&T sale. Borrowings decreased $109.9 million, or 27% during 2019, excluding the $16.2 million of borrowings sold in the RB&T sale.

As of December 31, 2019, there were $12.0 million of assets held for sale, primarily comprised of bank-owned life insurance that was retained from the RB&T sale.  There were $5.0 million of liabilities held for sale, primarily comprised of deferred compensation obligations to former RB&T employees as part of the sale transaction. These assets and liabilities are expected to be liquidated by June 30, 2020.

INVESTMENT SECURITIES

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk and maximizing return, while minimizing credit risk. Over the recent years, the Company has further diversified the portfolio by decreasing U.S government sponsored agency securities, while increasing residential mortgage-backed and related securities and tax-exempt municipal securities. Of the latter, the large majority are privately placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company’s existing markets) that require a thorough underwriting process before investment.

Following is a breakdown of the Company’s securities portfolio by type, the percentage of net unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration as of December 31, 2019 and 2018.

	2019		2018
	Amount	%	Amount	%
	(dollars in thousands)

U.S. govt. sponsored agency securities	$20,078	3%	$36,411	5%
Municipal securities	447,853	73%	459,409	70%
Residential mortgage-backed and related securities	120,587	20%	159,249	24%
Other securities	22,823	4%	7,900	1%
	$611,341	100%	$662,969	100%

Securities as a % of Total Assets	12.45%		13.39%
Net Unrealized Gains (Losses) as a % of Amortized Cost	4.88%		(1.01)%
Duration (in years)	6.7		6.8
Yield on investment securities (tax equivalent)	3.80%		3.58%

Notably, the net decline in total securities is mostly due to the sale of RB&T.

Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in 2019 or 2018.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s investment securities.

LOANS/LEASES

Excluding RB&T loans sold, total loans grew 10.9% in 2019 over 2018. The mix of loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

C&I loans	$1,507,825	41%	$1,429,410	38%	$1,134,516	38%	$827,637	34%	$648,160	36%
CRE loans	1,736,396	47%	1,766,111	48%	1,303,492	44%	1,093,459	46%	724,369	41%
Direct financing leases	87,869	2%	117,969	3%	141,448	5%	165,419	7%	173,656	10%
Residential real estate loans	239,904	7%	290,759	8%	258,646	9%	229,233	10%	170,433	9%
Installment and other consumer loans	109,352	3%	119,381	3%	118,611	4%	81,666	3%	73,669	4%
Total loans/leases	$3,681,346	100%	$3,723,630	100%	$2,956,713	100%	$2,397,414	100%	$1,790,287	100%
Plus deferred loan/lease origination costs, net of fees	8,859		9,124		7,773		8,073		7,736
Less allowance	(36,001)		(39,847)		(34,356)		(30,757)		(26,141)
Net loans/leases	$3,654,204		$3,692,907		$2,930,130		$2,374,730		$1,771,882

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

The following tables set forth the remaining maturities by loan/lease type as of December 31, 2019 and 2018. Maturities are based on contractual dates.

	As of December 31, 2019
				Maturities After One Year
	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates
	(dollars in thousands)

C&I loans	$448,045	$660,687	$399,093	$701,633	$358,147
CRE loans	269,687	876,481	590,228	890,149	576,560
Direct financing leases	7,612	76,297	3,960	80,257	—
Residential real estate loans	16,352	15,143	208,409	186,853	36,699
Installment and other consumer loans	28,786	44,534	36,032	38,970	41,596
	$770,482	$1,673,142	$1,237,722	$1,897,862	$1,013,002
Percentage of total loans/leases	21%	45%	34%	65%	35%

	As of December 31, 2018
				Maturities After One Year
	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates
	(dollars in thousands)

C&I loans	$567,593	$465,514	$396,303	$583,819	$277,998
CRE loans	275,540	1,010,093	480,478	1,054,286	436,285
Direct financing leases	7,897	104,318	5,753	110,071	—
Residential real estate loans	10,430	23,373	256,956	207,344	72,985
Installment and other consumer loans	21,652	59,760	37,970	47,067	50,663
	$883,112	$1,663,058	$1,177,460	$2,002,587	$837,931
Percentage of total loans/leases	24%	45%	31%	71%	29%

As CRE loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of December 31, 2019 and 2018, respectively, approximately 26% and 28% of the CRE loan portfolio was owner-occupied.

A syndicated loan is a commercial loan provided by a group of lenders and is structured, arranged and administered by one or several commercial or investment banks known as arrangers. The nationally syndicated loans invested in by the Company consist of fully funded, highly liquid term loans for which there is a liquid secondary market. The amount of nationally syndicated loans totaled $38.2 million and $40.8 million as of December 31, 2019 and 2018, respectively.

The Company also has several loans that are syndicated to borrowers in our existing markets or purchased from peer banks that we have a relationship with. These loans were immaterial as of December 31, 2019 and 2018.

See Note 4 to the Consolidated Financial Statements for additional information on the Company’s loan/lease portfolio.

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

The allowance totaled $36.0 million at December 31, 2019, which was a decrease of $3.8 million, or 10%, from $39.8 million at December 31, 2018. Provision (excluding provision related to assets held for sale during the year) totaled $6.6 million for 2019 and outpaced net charge-offs of $4.4 million (or 11 basis points of average loans/leases outstanding).

The decrease in allowance in 2019 was primarily attributable to the sale of loans and leases of RB&T as well as continued asset quality improvements.

The following table summarizes the activity in the allowance.

	Year ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)

Average amount of loans/leases outstanding, before allowance	$3,857,547	$3,352,357	$2,611,888	$2,042,555	$1,707,523

Allowance:
Balance, beginning of fiscal year	$39,847	$34,356	$30,757	$26,141	$23,074

Reclassification of allowance related to held for sale loans	(6,122)	—	—	—	—

Charge-offs:
C&I	(1,476)	(5,359)	(1,150)	(527)	(454)
CRE	(1,722)	(387)	(1,795)	(24)	(2,560)
Direct financing leases	(1,647)	(2,002)	(2,285)	(2,503)	(1,789)
Residential real estate	(191)	(127)	(102)	(77)	(170)
Installment and other consumer	(98)	(44)	(41)	(113)	(252)
Subtotal charge-offs	(5,134)	(7,919)	(5,373)	(3,244)	(5,225)

Recoveries:
C&I	276	295	191	109	634
CRE	208	50	43	33	502
Direct financing leases	190	344	186	93	136
Residential real estate	47	23	29	1	4
Installment and other consumer	51	40	53	146	145
Subtotal recoveries	772	752	502	382	1,421
Net charge-offs	(4,362)	(7,167)	(4,871)	(2,862)	(3,804)
Provision charged to expense	6,638	12,658	8,470	7,478	6,871
Balance, end of fiscal year	$36,001	$39,847	$34,356	$30,757	$26,141

Net charge-offs to average loans/leases outstanding	0.11%	0.21%	0.19%	0.14%	0.22%

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

The following is a table that reports the criticized and classified loan totals as of December 31, 2019 and 2018.

	As of December 31,
Internally Assigned Risk Rating *	2019	2018
	(dollars in thousands)

Special Mention (Rating 6)	$19,952	$42,058
Substandard (Rating 7)	33,649	28,593
Doubtful (Rating 8)	—	—
	$53,601	$70,651

Criticized Loans **	$53,601	$70,651
Classified Loans ***	$33,649	$28,593

Criticized Loans as a % of Total Loans/Leases	1.47%	1.91%
Classified Loans as a % of Total Loans/Leases	0.92%	0.77%

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

Criticized loans decreased 24% and classified loans increased 18% in 2019 as compared to 2018.  The changes were primarily due to the sale of RB&T in addition to the downgrading of $5.4 million of loans from criticized to classified during the year.

NPLs (consisting of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing TDRs) decreased $9.6 million, or 52%, during 2019. See the table in the following section for further detail on NPLs and NPAs.

In accordance with GAAP for acquisition accounting, acquired loans were recorded at fair value; therefore, there was no allowance associated with these loans at acquisition. Management continues to evaluate the allowance needed on the acquired loans factoring in the net remaining discount ($7.0 million and $11.6 million at December 31, 2019 and 2018, respectively).

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs as of December 31, 2019 and 2018.

	As of December 31,
	2019	2018
Allowance / Gross Loans/Leases	0.98%	1.07%
Allowance / NPLs	403.87%	214.79%

The following table presents the allowance by type and the percentage of loan/lease type to total loans/leases.

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

C&I loans	16,072	45%	16,420	38%	14,323	38%	12,545	34%	10,484	36%
CRE loans	15,379	43%	17,719	48%	13,963	44%	11,671	46%	9,375	41%
Direct financing leases	1,464	4%	1,792	3%	2,382	5%	3,112	7%	3,395	10%
Residential real estate loans	1,948	5%	2,557	8%	2,466	9%	2,342	10%	1,790	9%
Installment and other consumer loans	1,138	3%	1,359	3%	1,222	4%	1,087	3%	1,097	4%
	$36,001	100%	$39,847	100%	$34,356	100%	$30,757	100%	$26,141	100%

%Represents the percentage of the certain type of loan/lease to total loans/leases

Although management believes that the allowance at December 31, 2019 is at a level adequate to absorb probable losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require additional increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and its leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 4 to the Consolidated Financial Statements for additional information on the Company’s allowance.

NONPERFORMING ASSETS

The table below presents the amounts of NPAs.

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$7,902	$14,260	$11,441	$13,919	$10,648
Accruing loans/leases past due 90 days or more (3)	33	632	89	967	3
TDRs - accruing	979	3,659	7,113	6,347	1,054
Total NPLs	8,914	18,551	18,643	21,233	11,705
OREO	4,129	9,378	13,558	5,523	7,151
Other repossessed assets	41	8	80	202	246
Total NPAs	$13,084	$27,937	$32,281	$26,958	$19,102

NPLs to total loans/leases	0.24%	0.50%	0.63%	0.88%	0.65%
NPAs to total loans/leases plus repossessed property	0.35%	0.75%	1.08%	1.12%	1.06%
NPAs to total assets	0.27%	0.56%	0.81%	0.82%	0.74%

(1)	Includes government guaranteed portions of loans, if applicable.
(2)	Includes TDRs of $747 thousand at December 31, 2019 and $2.3 million at December 31, 2018.
(3)	Includes TDRs of $496 thousand at December 31, 2018.

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

In 2019, the Company’s NPAs decreased $14.9 million, or 53% as compared to $27.9 million in 2018. OREO decreased $5.2 million as compared to $9.4 million in 2018 primarily due to $3.4 million in subsequent writedowns of one OREO property.

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

DEPOSITS

Excluding the impact of deposits sold as part of the sale of RB&T, deposits grew $335.3 million or 10.3% during 2019.  The table below presents the composition of the Company’s deposit portfolio.

	As of December 31,
	2019		2018
	Amount	%	Amount	%
	(dollars in thousands)

Noninterest bearing demand deposits	$777,224	20%	$791,102	20%
Interest bearing demand deposits	2,407,502	61%	2,204,205	55%
Time deposits	571,343	15%	704,903	18%
Brokered deposits	154,982	4%	276,821	7%
	$3,911,051	100%	$3,977,031	100%

The Company has been successful in growing its noninterest-bearing deposit portfolio over the past several years, growing average balances 3% in 2019. Year-end balances can fluctuate a great deal due to large customer and correspondent bank activity. Trends have shown that this fluctuation is generally temporary.

Management will continue to focus on growing its core deposit portfolio, including its correspondent banking business at QCBT, as well as shifting the mix from brokered and other higher cost deposits to lower cost core deposits. With the significant success achieved by QCBT in growing its correspondent banking business, QCBT has developed procedures to proactively monitor this industry concentration of deposits and loans. Other deposit-related industry concentrations and large accounts are monitored by the internal asset liability management committee. See discussion regarding policy limits on bank stock loans in the Lending/Leasing section under Item 1 – Business in Part I of this Annual Report on Form 10‑K.

SHORT-TERM BORROWINGS

The subsidiary banks purchase federal funds for short-term funding needs from the FRB or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of, December 31,
	2019	2018
	(dollars in thousands)

Overnight repurchase agreements	$2,193	$2,084
Federal funds purchased	11,230	26,690
	$13,423	$28,774

The Company’s federal funds purchased fluctuates based on the short-term funding needs of the Company’s subsidiary banks. See Note 9 to the Consolidated Financial Statements for additional information on the Company’s short-term borrowings.

FHLB ADVANCES AND OTHER BORROWINGS

As a result of their membership in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. The subsidiary banks can utilize FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provide a less costly source of funds than customer deposits. For 2019, FHLB advances decreased $107.2 million, or 40%, primarily due to deposit growth which outpaced the Company’s loan growth.

	As of December 31,
	2019	2018
	(dollars in thousands)

FHLB Advances	$159,300	$266,492
Weighted Average Interest Rate at Year-End	1.74%	2.55%

The table below presents the composition of the Company’s other borrowings.

	As of, December 31,
	2019	2018
	(dollars in thousands)

Wholesale structured repurchase agreements	$—	$35,000
Term notes	—	23,250
Revolving line of credit	—	9,000
	$—	$67,250

During 2019, the Company prepaid $25 million of wholesale structured repurchase agrements and the other $10 million matured without replacement.  For the term notes and revolving line of credit, these were paid off with the proceeds from the issuance of subordinated notes in the first quarter of 2019. See Notes 10 and 11 to the Consolidated Financial Statements for additional information regarding FHLB advances, and other borrowings.

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

SUBORDINATED NOTES

During 2019, the Company issued subordinated notes of $65.0 million.  Net proceeds, after deducting the underwriting discount and estimated expenses, were $63.4 million.  Immediately following the issuance, the Company repaid term notes totaling $21.3 million and the outstanding balance of $9.0 million on its revolving line of credit.  The term notes and revolving line of credit had been used to fund acquisitions as described in Note 2 to the Consolidated Financial Statements. See Note 12 to the Consolidated Financial Statements for additional information regarding subordinated notes.

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of December 31,
	2019	2018
	(dollars in thousands)

Common stock	$15,828	$15,718
Additional paid in capital	274,785	270,761
Retained earnings	245,836	192,203
AOCI (loss)	(1,098)	(5,544)
Total stockholders' equity	$535,351	$473,138

TCE / TA ratio (non-GAAP)	9.25%	7.78%

*   TCE/TA ratio is a non-GAAP measure. Refer to the GAAP to Non-GAAP Reconciliations section of this report for more information.

As of December 31, 2019 and 2018, no preferred stock was outstanding.

In connection with the merger with Springfield Bancshares in the third quarter of 2018, the Company issued 1,699,414 shares of its common stock. This issuance increased common stock and additional paid in capital in comparison to the prior year. Refer to Note 2 of the Consolidated Financial Statements for additional information.

The following table presents the rollforward of stockholders’ equity for the years ended December 31, 2019 and 2018, respectively.

	For the Year Ended December 31,
	2019	2018
	(dollars in thousands)

Beginning balance	$473,138	$353,287
Net income	57,408	43,120
Other comprehensive income (loss), net of tax	4,446	(3,206)
Common cash dividends declared	(3,775)	(3,546)
Proceeds from issuance of 23,501 shares of common stock	—	1,000
Proceeds from issuance of 1,699,414 shares of common stock, net of costs	—	80,531
Other *	4,134	1,952
Ending balance	$535,351	$473,138

*   Includes mostly common stock issued for options exercised and the employee stock purchase plans, as well as stock-based compensation.

On February 18, 2020, the Company announced a share repurchase program, permitting the repurchase of up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the SEC.  The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requiremets and other factors.  The repurchase program does not obligate the Company to purchase any particular number of shares.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks, cash and due from banks and federal funds sold, which averaged $270.2 million and $159.7 million during 2019 and 2018, respectively. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At December 31, 2019, the subsidiary banks had 27 lines of credit totaling $380.6 million, of which $45.3 million was secured and $335.3 million was unsecured. At December 31, 2019, all of the $380.6 million was available.

At December 31, 2018, the subsidiary banks had 33 lines of credit totaling $363.7 million, of which $1.7 million was secured and $362.0 million was unsecured. At December 31, 2018, $343.7 million of the $363.7 million was available.

The Company maintains a $20.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2020. At December 31, 2019, the full $20.0 million was available. See Note 11 to the Consolidated Financial Statements for additional information.

Investing activities used cash of $308.7 million during 2019 compared to $333.6 million during 2018. Proceeds from calls, maturities, pay downs, and sales of securities were $106.1 million for 2019 compared to $70.2 million for 2018. Purchases of securities used cash of $72.0 million for 2019 compared to $84.0 million for 2018. The net increase in loans/leases used cash of $320.4 million for 2019 compared to $292.7 million for 2018. The Company received net cash of $46.6 million related to the sale of RB&T assets and liabilities for 2019. Purchases of interest rate caps used cash of $4.3 million for 2019. There were no purchases of interest rate caps in 2018. The Company paid net cash of $5.2 million related to the acquisition of the Bates Companies and the merger with Springfield Bancshares in 2018.

Financing activities provided cash of $222.9 million for 2019 compared to $279.2 million for 2018. Net increases in deposits totaled $355.6 million for 2019 as compared to $271.3 million for 2018. Net short-term borrowings decreased $14.2 million for 2019 and increased $13.6 million for 2018. In 2019 the Company used $30.3 million to prepay select FHLB advances and $46.3 million to prepay other borrowings. In 2018 the Company did not prepay any FHLB advances and other borrowings.  Short-term FHLB advances decreased $52.5 million in 2019 and increased $24.8 million in 2018.

Total cash provided by operating activities was $76.5 million for 2019 compared to $64.3 million for 2018.

Throughout its history, the Company has secured additional capital through various resources, including common and preferred stock and the issuance of trust preferred securities and subordinated notes.

As of December 31, 2019 and 2018, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. See Note 17 to the Consolidated Financial Statements for detail of the capital amounts and ratios for the Company and its subsidiary banks.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2019 and 2018, no amounts had been recorded as liabilities for the banks’ potential obligations under these guarantees.

As of December 31, 2019 and 2018, commitments to extend credit aggregated $1.2 billion. As of December 31, 2019 and 2018, standby letters of credit aggregated $23.8 million and $20.3 million, respectively. Management does not expect that all of these commitments will be funded.

Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 19 to the Consolidated Financial Statements.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following table presents, as of December 31, 2019, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements.

	Financial	Payments Due by Period
	Statement		One Year
Description	Note Reference	Total	or Less	2 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)

Deposits without a stated maturity	N/A	$3,184,726	$3,184,726	$—	$—	$—
Certificates of deposit	8	726,325	523,631	181,194	21,431	69
Short-term borrowings	9	13,423	13,423	—	—	—
FHLB advances	10	159,300	110,900	28,400	20,000	—
Other borrowings	11	—	—	—	—	—
Subordinated debentures	12	68,394	—	—	—	68,394
Junior subordinated debentures	13	37,838	—	—	—	37,838
Rental commitments	5	2,320	541	578	344	857
Operating contracts	N/A	32,584	8,669	15,739	5,489	2,687
Total contractual cash obligations		$4,224,910	$3,841,890	$225,911	$47,264	$109,845

The Company’s operating contract obligations represent short and long-term contractual payments for data processing equipment and services, software, and other equipment and professional services.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements of the Company and the accompanying notes have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Annual Report on Form 10‑K. In addition to the risk factors described in that section, there are other factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•

The strength of the local, state, and national economy (including the impact of tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulation).

•	Changes in the interest rate environment.

•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the U.S. to any such threats and attacks.

•	The impact of cybersecurity risks.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.

•	Unexpected results of acquisitions which may include failure to realize the anticipated benefits of the acquisition.

•	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

•	The imposition of tariffs or other governmental policies impacting the value of the agricultural or other products of our borrowers.

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

Internal asset/liability management teams consisting of members of the subsidiary banks’ management meet bi-weekly to manage the mix of assets and liabilities to maximize earnings and liquidity and minimize interest rate and other risks. Management also reviews the subsidiary banks’ securities portfolios, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

Application of the simulation model analysis for select interest rate scenarios at December 31, 2019 and 2018 demonstrated the following:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2019	2018

100 basis point downward shift	(10.0)%	0.5%	0.7%
200 basis point upward shift	(10.0)%	1.2%	(2.7)%
300 basis point upward shock	(25.0)%	4.9%	(9.0)%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at December 31, 2019 were well within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Item 8.    Financial Statements

QCR HOLDINGS, INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018, and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017

Notes to Consolidated Financial Statements:

• Note 1: Nature of Business and Significant Accounting Policies
• Note 2: Sales/Mergers/Acquisitions
• Note 3: Investment Securities
• Note 4: Loans/Leases Receivable
• Note 5: Premises and Equipment
• Note 6: Goodwill and Intangibles
• Note 7: Derivatives and Hedging Activities
• Note 8: Deposits
• Note 9: Short-Term Borrowings
• Note 10: FHLB Advances
• Note 11: Other Borrowings and Unused Lines of Credit
• Note 12: Subordinated Notes
• Note 13: Junior Subordinated Debentures
• Note 14: Federal and State Income Taxes
• Note 15: Employee Benefit Plans
• Note 16: Stock-Based Compensation
• Note 17: Regulatory Capital Requirements and Restrictions on Dividends
• Note 18: Earnings Per Share
• Note 19: Commitments and Contingencies
• Note 20: Quarterly Results of Operations (Unaudited)
• Note 21: Parent Company Only Financial Statements
• Note 22: Fair Value
• Note 23: Business Segment Information

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QCR Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight

Board (United States) (PCAOB), the Company's internal control over financial reporting as of

December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Davenport, Iowa

March 13, 2020

QCR Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2019 and 2018

	December 31,	December 31,
	2019	2018
	(dollars in thousands)
Assets
Cash and due from banks	$76,254	$85,523
Federal funds sold	9,800	26,398
Interest-bearing deposits at financial institutions	147,891	133,198

Securities held to maturity, at amortized cost	400,646	401,913
Securities available for sale, at fair value	210,695	261,056
Total securities	611,341	662,969

Loans receivable held for sale	3,673	1,295
Loans/leases receivable held for investment	3,686,532	3,731,459
Gross loans/leases receivable	3,690,205	3,732,754
Less allowance for estimated losses on loans/leases	(36,001)	(39,847)
Net loans/leases receivable	3,654,204	3,692,907

Bank-owned life insurance	58,834	67,783
Premises and equipment, net	73,859	75,582
Restricted investment securities	23,252	25,689
Other real estate owned, net	4,129	9,378
Goodwill	74,748	77,832
Intangibles	14,970	17,450
Assets held for sale	11,966	—
Other assets	147,802	75,001
Total assets	$4,909,050	$4,949,710

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$777,224	$791,102
Interest-bearing	3,133,827	3,185,929
Total deposits	3,911,051	3,977,031

Short-term borrowings	13,423	28,774
Federal Home Loan Bank advances	159,300	266,492
Other borrowings	—	67,250
Subordinated notes	68,394	4,782
Junior subordinated debentures	37,838	37,670
Liabilities held for sale	5,003	—
Other liabilities	178,690	94,573
Total liabilities	4,373,699	4,476,572

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 December 2019 and December 2018 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 December 2019 - 15,828,098 shares issued and outstanding December 2018 - 15,718,208 shares issued and outstanding	15,828	15,718
Additional paid-in capital	274,785	270,761
Retained earnings	245,836	192,203
Accumulated other comprehensive income (loss):
Securities available for sale	2,817	(4,268)
Derivatives	(3,915)	(1,276)
Total stockholders' equity	535,351	473,138
Total liabilities and stockholders' equity	$4,909,050	$4,949,710

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2019, 2018, and 2017

	2019	2018	2017
	(dollars in thousands)
Interest and dividend income:
Loans/leases, including fees	$190,324	$160,160	$117,465
Securities:
Taxable	6,607	6,353	5,145
Nontaxable	13,858	13,668	11,253
Interest-bearing deposits at financial institutions	3,910	1,267	874
Restricted investment securities	1,174	1,093	631
Federal funds sold	203	338	149
Total interest and dividend income	216,076	182,879	135,517

Interest expense:
Deposits	50,875	30,675	13,012
Short-term borrowings	363	271	114
Federal Home Loan Bank advances	2,894	4,193	1,981
Other borrowings	513	3,207	2,879
Subordinated notes	3,564	139	—
Junior subordinated debentures	2,308	1,999	1,466
Total interest expense	60,517	40,484	19,452
Net interest income	155,559	142,395	116,065
Provision for loan/lease losses	7,066	12,658	8,470
Net interest income after provision for loan/lease losses	148,493	129,737	107,595

Noninterest income:
Trust department fees	9,559	8,707	7,188
Investment advisory and management fees	6,995	4,726	3,870
Deposit service fees	6,812	6,420	5,919
Gains on sales of residential real estate loans, net	2,571	901	409
Gains on sales of government guaranteed portions of loans, net	748	405	1,164
Swap fee income	28,295	10,787	3,095
Securities losses, net	(30)	—	(88)
Earnings on bank-owned life insurance	1,973	1,632	1,802
Debit card fees	3,357	3,263	2,942
Correspondent banking fees	773	852	916
Gain on sale of assets and liabilities of subsidiary	12,286	—	—
Other	5,429	3,848	3,265
Total noninterest income	78,768	41,541	30,482

Noninterest expense:
Salaries and employee benefits	92,063	68,994	55,722
Occupancy and equipment expense	15,106	12,884	10,938
Professional and data processing fees	13,381	11,452	10,757
Acquisition costs	—	1,795	1,069
Post-acquisition compensation, transition and integration costs	3,582	2,086	4,310
Disposition costs	3,325	—	—
FDIC insurance, other insurance and regulatory fees	2,955	3,594	2,752
Loan/lease expense	1,097	1,544	1,164
Net cost of and gains/losses on operations of other real estate	3,789	2,489	2
Advertising and marketing	4,548	3,552	2,625
Bank service charges	2,009	1,838	1,771
Losses on debt extinguishment	436	—	—
Correspondent banking expense	836	821	807
Intangibles amortization	2,266	1,692	1,001
Goodwill impairment	3,000	—	—
Other	6,841	6,402	4,506
Total noninterest expense	155,234	119,143	97,424
Net income before income taxes	72,027	52,135	40,653
Federal and state income tax expense	14,619	9,015	4,946
Net income	$57,408	$43,120	$35,707

Basic earnings per common share	$3.65	$2.92	$2.68
Diluted earnings per common share	$3.60	$2.86	$2.61

Weighted average common shares outstanding	15,730,016	14,768,687	13,325,128
Weighted average common and common equivalent shares outstanding	15,967,775	15,064,730	13,680,472

Cash dividends declared per common share	$0.24	$0.24	$0.20

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2019, 2018, and 2017

	2019	2018	2017
	(dollars in thousands)

Net income	$57,408	$43,120	$35,707

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	8,761	(4,464)	1,257
Less reclassification adjustment for losses included in net income before tax	(30)	—	(88)
Less reclassification adjustment for adoption of ASU 2016-01	—	855	—
	8,791	(3,609)	1,345
Unrealized losses on derivatives:
Unrealized holding losses arising during the period before tax	(3,806)	(1,199)	(70)
Less reclassification adjustment for caplet amortization before tax	—	(602)	(485)
	(3,806)	(597)	415
Unrealized gains (losses) on assets held for sale:
Unrealized holding gains arising during the period before tax on securities held for sale	587	—	—
Less realized holding gains on securities sold	(61)	—	—
Unrealized holding losses arising during the period before tax on derivatives held for sale	(446)	—	—
Less reclassification adjustment for caplet amortization before tax	422	—	—
Less realized holding losses on derivatives sold	392	—	—
	894	—	—

Other comprehensive income (loss), before tax	5,879	(4,206)	1,760
Tax expense (benefit)	1,433	(1,000)	668
Other comprehensive income (loss), net of tax	4,446	(3,206)	1,092

Comprehensive income	$61,854	$39,914	$36,799

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2019, 2018, and 2017

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total
	(dollars in thousands)

Balance December 31, 2016	$13,107	$156,777	$118,617	$(2,460)	$286,041
Net income	—	—	35,707	—	35,707
Other comprehensive income, net of tax	—	—	—	1,092	1,092
Reclassification of certain tax effects from accumulated
other comprehensive income	—	—	303	(303)	—
Common cash dividends declared, $0.20 per share	—	—	(2,665)	—	(2,665)
Issuance of 678,000 shares of common stock as a result of
the acquisition of Guaranty Bank & Trust, net of
issuance costs of $138,071	679	30,063	—	—	30,742
Issuance of 13,318 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	13	455	—	—	468
Issuance of 114,100 shares of common stock as a result of
stock options exercised	114	1,611	—	—	1,725
Stock-based compensation expense	—	1,187	—	—	1,187
Restricted stock awards - 28,289 shares of common stock	28	(28)	—	—	—
Exchange of 23,054 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	(23)	(987)	—	—	(1,010)
Balance, December 31, 2017	$13,918	$189,078	$151,962	$(1,671)	$353,287
Net income	—	—	43,120	—	43,120
Other comprehensive loss, net of tax	—	—	—	(3,206)	(3,206)
Impact of adoption of ASU 2016-01	—	—	667	(667)	—
Common cash dividends declared, $0.24 per share	—	—	(3,546)	—	(3,546)
Issuance of 1,699,414 shares of common stock as a result
of merger with Springfield Bancshares, net of issuance
costs of $106,237	1,699	78,832	—	—	80,531
Issuance of 23,501 shares of common stock as a result of
acquisition of Bates Companies	24	976	—	—	1,000
Issuance of 15,528 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	15	576	—	—	591
Issuance of 60,127 shares of common stock as a result of
stock options exercised	60	734	—	—	794
Stock-based compensation expense	—	1,443	—	—	1,443
Restricted stock awards - 22,660 shares of common stock	23	(23)	—	—	—
Exchange of 21,190 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	(21)	(855)	—	—	(876)
Balance, December 31, 2018	$15,718	$270,761	$192,203	$(5,544)	$473,138
Net income	—	—	57,408	—	57,408
Other comprehensive income, net of tax	—	—	—	4,446	4,446
Common cash dividends declared, $0.24 per share	—	—	(3,775)	—	(3,775)
Issuance of 9,400 shares of common stock as a result of
acquisition of Bates Companies	9	390	—	—	399
Issuance of 28,775 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	29	779	—	—	808
Issuance of 59,393 shares of common stock as a result of
stock options exercised	59	660	—	—	719
Stock-based compensation expense	—	2,469	—	—	2,469
Restricted stock awards and restricted stock units- 19,869 shares of common stock , net of restricted stock units
withheld for payment for taxes	20	(63)	—	—	(43)
Exchange of 7,547 shares of common stock in connection
with payroll taxes for restricted stock and in connection
with stock options exercised	(7)	(211)	—	—	(218)
Balance December 31, 2019	$15,828	$274,785	$245,836	$(1,098)	$535,351

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2019, 2018, and 2017

	2019	2018	2017
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,408	$43,120	$35,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,225	4,451	3,949
Provision for loan/lease losses	7,066	12,658	8,470
Deferred income taxes	6,364	6,292	(6,030)
Stock-based compensation expense	2,469	1,443	1,187
Deferred compensation expense accrued	2,773	1,824	1,426
Losses on other real estate owned, net	3,361	2,585	(151)
Amortization of premiums on securities, net	1,561	1,614	1,839
Securities losses, net	30	—	88
Loans originated for sale	(151,692)	(57,698)	(49,579)
Proceeds on sales of loans	152,633	58,353	51,642
Gains on sales of residential real estate loans	(2,571)	(901)	(409)
Gains on sales of government guaranteed portions of loans	(748)	(405)	(1,164)
Loss on debt extinguishment, net	436	—	—
Gains on sales of premises and equipment	753	—	—
Amortization of intangibles	2,266	1,692	1,001
Accretion of acquisition fair value adjustments, net	(4,344)	(5,527)	(4,941)
Increase in cash value of bank-owned life insurance	(1,973)	(1,632)	(1,802)
Gain on sale of assets and liabilities of subsidiary	(12,286)	—	—
Goodwill impairment	3,000	—	—
Decrease (increase) in other assets	(19,152)	(11,137)	726
Increase (decrease) in other liabilities	23,915	7,539	(8,246)
Net cash provided by operating activities	76,494	64,271	33,713

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold	16,598	3,799	(7,940)
Net decrease (increase) in interest-bearing deposits at financial institutions	(69,984)	(14,508)	12,138
Proceeds from sales of other real estate owned	840	2,539	1,138
Activity in securities portfolio:
Purchases	(71,963)	(84,045)	(179,786)
Calls, maturities and redemptions	25,193	23,931	43,010
Paydowns	50,830	44,287	38,496
Sales	30,055	1,938	71,092
Activity in restricted investment securities:
Purchases	(5,859)	(5,409)	(4,824)
Redemptions	7,621	3,157	515
Net increase in loans/leases originated and held for investment	(320,368)	(292,697)	(375,226)
Purchase of premises and equipment	(12,429)	(11,457)	(5,761)
Proceeds from sales of premises and equipment	2,562	—	—
Purchase of derivatives	(4,347)	—	—
Net cash received for sale of assets and liabilities of subsidiary	42,587	—	—
Net cash paid for acquisition	—	(5,183)	(3,369)
Net cash (used in) investing activities	(308,664)	(333,648)	(410,517)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	335,580	271,266	385,082
Net increase (decrease) in short-term borrowings	(14,193)	13,638	(39,080)
Activity in Federal Home Loan Bank advances:
Term advances	25,000	15,080	1,600
Calls and maturities	(35,000)	(40,000)	(8,000)
Net change in short-term and overnight advances	(52,465)	24,765	60,900
Prepayments	(30,323)	—	(4,108)
Activity in other borrowings:
Proceeds from other borrowings	—	9,000	7,000
Calls, maturities and scheduled principal payments	(11,937)	(12,550)	(21,000)
Prepayments	(46,313)	—	—
Paydown of revolving line of credit	(9,000)	—	—
Proceeds from subordinated notes	63,393
Payment of cash dividends on common stock	(3,767)	(3,300)	(2,494)
Proceeds from issuance of common stock, net	1,926	1,279	2,056

Net cash provided by financing activities	222,901	279,178	381,956

Net increase (decrease) in cash and due from banks	(9,269)	9,801	5,152

Cash and due from banks, beginning	85,523	75,722	70,570
Transfer of held for sale cash
Cash and due from banks, ending	$76,254	$85,523	$75,722

QCR Holdings, Inc. and Subsidiaries - Continued

Consolidated Statements of Cash Flows

Years Ended December 31, 2019, 2018, and 2017

Supplemental disclosure of cash flow information, cash payments (receipts) for:
Interest	$59,292	$38,782	$19,054
Income/franchise taxes	2,719	30	13,040

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	4,446	(3,206)	1,092
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	(218)	(877)	(1,010)
Transfers of loans to other real estate owned	1,086	943	9,023
Increase (decrease) in the fair value of back-to-back interest rate swap assets and liabilities	62,483	17,798	2,059
Dividends payable	947	939	693
Transfer of equity securities from securities available for sale to other assets at fair value	—	2,614	—

Supplemental disclosure of cash flow information for sale of certain assets and certain liabilities of RB&T:
Cash proceeds**	$46,560	$—	$—
Assets Sold:
Cash and due from banks	$3,973	$—	$—
Interest-bearing deposits at financial institutions	55,291	—	—
Securities held to maturity, at amortized cost	3,243	—	—
Securities available for sale, at fair value	21,874	—	—
Loans/leases receivable held for investment, net	357,931	—	—
Premises and equipment, net	5,612	—	—
Restricted investment securities	675	—	—
Other real estate owned, net	2,134	—	—
Other assets	3,228	—	—
Total assets sold	$453,961	$—	$—
Liabilities Sold:
Noninterest-bearing deposits	$69,802	$—	$—
Interest-bearing deposits	331,486	—	—
Short-term borrowings	1,158	—	—
Federal Home Loan Bank advances	15,000	—	—
Other liabilities	2,241	—	—
Total liabilities sold	$419,687	$—	$—
Gain on sale of certain assets and certain liabilities of RB&T:	$12,286	$—	$—

Supplemental disclosure of cash flow information for acquisitions:
Fair value of assets acquired:
Cash and due from banks	$—	$4,651	$4,435
Interest-bearing deposits at financial institutions	—	62,924	3,954
Securities	—	4,845	49,703
Loans receivable, net	—	477,337	192,518
Bank-owned life insurance	—	7,092	—
Premises and equipment, net	—	6,092	4,808
Restricted investment securities	—	3,654	477
Intangibles	—	10,064	2,698
Other assets	—	2,255	998
Total assets acquired	$—	$578,914	$259,591

Fair value of liabilities assumed:
Deposits	$—	$439,579	$212,468
Short-term borrowings	—	1,143	13,102
FHLB advances	—	74,540	4,108
Other borrowings	—	9,544	—
Junior subordinated debentures	—	—	3,857
Other liabilities	—	8,878	2,596
Total liabilities assumed	—	533,684	236,131
Net assets acquired	$—	$45,230	$23,460

Consideration paid:
Cash paid *	$—	$9,834	$7,803
Promissory note	—	1,500	—
Contingent commitment	—	2,000	—
Common stock	—	81,637	30,880
Total consideration paid	—	94,971	38,683
Goodwill	$—	$49,741	$15,223

*  Net cash paid at closing totaled $1,435,595 for acquisition of the Bates Companies in 2018.

   Net cash paid at closing totaled $3,747,209 for merger with Springfield Bancshares in 2018.

   Net cash paid at closing totaled $3,368,909 for acquisition of Guaranty Bank in 2017.

**Net cash received at closing totaled $42,587 for the sale of certain assets and certain liabilities of RB&T in 2019.

                                                                            See Notes to Consolidated Financial Statements.

Note 1. Nature of Business and Significant Accounting Policies

Basis of presentation:

The acronyms and abbreviations identified below are used in the Notes to the Consolidated Financial Statements, as well as in the other sections of this Annual Report on Form 10‑K (including appendices). It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	HTM: Held to maturity
AOCI: Accumulated other comprehensive income (loss)	IB&T: Illinois Bank & Trust
AFS: Available for sale	IDFPR: Illinois Department of Financial & Professional
ASC: Accounting Standards Codification	Regulation
ASC 805: Business Combination Standard	Iowa Superintendent: Iowa Superintendent of Banking
ASU: Accounting Standards Update Bates Companies: Bates Financial Advisors, Inc., Bates	LCR: Liquidity Coverage Ratio LIBOR: London Inter-Bank Offered Rate
Financial Services, Inc., Bates Securities, Inc. and Batess	m2: m2 Lease Funds, LLC
Financial Group, Inc.	MD&A: Management’s Discussion & Analysis
BBA: British Bankers’ Association.	Missouri Division of Finance: Missouri Department of
BHCA: Bank Holding Company Act of 1956	Commerce and Insurance
BOLI: Bank-owned life insurance	MSA: Metropolitan Statistical Area
Caps: Interest rate cap derivatives	NIM: Net interest margin
CECL: Current Expected Credit Losses	NPA: Nonperforming asset
CFPB: Bureau of Consumer Financial Protection	NPL: Nonperforming loan NSFR: Net Stable Funding Ratio
CDI: Core deposit intangible	OREO: Other real estate owned
Community National: Community National Bancorporation	OTTI: Other-than-temporary impairment
CNB: Community National Bank	PCAOB: Public Company Accounting Oversight Board
CRA: Community Reinvestment Act	PCI: Purchased credit impaired
CRBT: Cedar Rapids Bank & Trust Company	Provision: Provision for loan/lease losses
CRE: Commercial real estate	PUD LOC: Public Unit Deposit Letter of Credit
CRE Guidance: Interagency Concentrations in Commercial	QCBT: Quad City Bank & Trust Company
Real Estate Lending, Sound Risk Management Practices	QCIA: Quad Cities Investment Advisors
guidance	RB&T: Rockford Bank & Trust Company
CSB: Community State Bank	ROAA: Return on Average Assets
C&I: Commercial and industrial	ROACE: Return on Average Common Equity
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	ROAE: Return on Average Equity
Consumer Protection Act	SBA: U.S. Small Business Administration
DGCL: Delaware General Corporation Law	SEC: Securities and Exchange Commission
DIF: Deposit Insurance Fund	SFC Bank: Springfield First Community Bank
EPS: Earnings per share	SERPs: Supplemental Executive Retirement Plans
Exchange Act: Securities Exchange Act of 1934, as	Springfield Bancshares: Springfield Bancshares, Inc.
amended	TA: Tangible assets
FASB: Financial Accounting Standards Board	Tax Act: Tax Cuts and Jobs Act
FDIC: Federal Deposit Insurance Corporation	TCE: Tangible common equity
Federal Reserve: Board of Governors of the Federal Reserve	TDRs: Troubled debt restructurings
System	TEY: Tax equivalent yield
FHLB: Federal Home Loan Bank	The Company: QCR Holdings, Inc.
FICO: Financing Corporation	Treasury: U.S. Department of the Treasury
FRB: Federal Reserve Bank of Chicago	USA Patriot Act: Uniting and Strengthening America by
FTEs: Full-time equivalents	Providing Appropriate Tools Required to Intercept
GAAP: Generally Accepted Accounting Principles	and Obstruct Terrorism Act of 2001
Guaranty: Guaranty Bankshares, Ltd.	USDA: U.S. Department of Agriculture
Guaranty Bank: Guaranty Bank and Trust Company

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Account Policies (continued)

Nature of business:

QCR Holdings, Inc. is a bank holding company that has elected to operate as a financial holding company under the BHCA. The Company provides bank and bank-related services through its banking subsidiaries, QCBT, CRBT, CSB and SFC Bank. The Company also engages in direct financing lease contracts through its wholly-owned equity investment by QCBT in m2, headquartered in Milwaukee, Wisconsin.  The Company also engages in wealth management services through its banking subsidiaries and its subsidiary, the Bates Companies, headquartered in Rockford, Illinois.

On November 30, 2019, the Company sold substantially all of the assets and transferred substantially all of the deposits and certain other liabilities of the Company’s wholly-owned subsidiary, RB&T.  On October 1, 2018, the Company acquired the Bates Companies, headquartered in Rockford, Illinois. On July 1, 2018, the Company merged with Springfield Bancshares, the holding company of SFC Bank, headquartered in Springfield, Missouri.  On October 1, 2017 the Company acquired Guaranty Bank, headquartered in Cedar Rapids, Iowa, from Guaranty. On December 2, 2017, the Company merged Guaranty Bank with and into CRBT, with CRBT as the surviving bank. The financial results of RB&T prior to its sale are included in this report.  The financial results of acquired/merged entities for the periods since acquisition/merger are included in this report. See Note 2 to the Consolidated Financial Statements for additional information.

QCBT is a commercial bank that serves the Iowa and Illinois Quad Cities and adjacent communities. CRBT is a commercial bank that serves Cedar Rapids, Iowa, and adjacent communities including Cedar Falls and Waterloo, Iowa. CSB is a commercial bank that serves Des Moines, Iowa, and adjacent communities. SFC Bank is a commercial bank that serves Springfield, Missouri.

QCBT, CRBT, and CSB are chartered and regulated under the laws of the state of Iowa. SFC Bank is chartered and regulated under the laws of the state of Missouri. All four subsidiary banks are insured and subject to regulation by the FDIC.  All four subsidiary bank are members of and regulated by the Federal Reserve System.

The remaining subsidiaries of the Company consist of six non-consolidated subsidiaries formed for the issuance of trust preferred securities. See Note 13 for a listing of these subsidiaries and additional information.

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

Principles of consolidation: The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries, except those six subsidiaries formed for the issuance of trust preferred securities which do not meet the criteria for consolidation. See Note 13 for a detailed listing of these subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Account Policies (continued)

Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks include cash on hand and noninterest bearing amounts due from banks. Cash flows from federal funds sold, interest bearing deposits at financial institutions, loans/leases, deposits, short-term borrowings and overnight and short-term FHLB advances are treated as net increases or decreases.

Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $38,060,000 and $33,372,000 as of December 31, 2019 and 2018, respectively.

Investment securities: Investment securities HTM are those debt securities that the Company has the ability and intent to hold until maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. Such securities are carried at cost adjusted for amortization of premiums and accretion of discounts. If the ability or intent to hold to maturity is not present for certain specified securities, such securities are considered AFS as the Company intends to hold them for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other factors. Securities AFS are carried at fair value. Unrealized gains or losses, net of taxes, are reported as increases or decreases in AOCI. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

All debt securities are evaluated to determine whether declines in fair value below their amortized cost are other-than-temporary.

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

If the Company lacks the intent to sell the debt security, and it is not more-likely-than-not the entity will be required to sell the security before recovery of its amortized cost basis, the Company will recognize the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion would be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

The Company defers and amortizes fees and certain incremental direct costs over the contractual term of the lease as an adjustment to the yield. In periods prior to and including December 31, 2018, these initial direct leasing costs  approximated 5.5% of the leased asset’s cost. With the adoption of ASU 2016-02 on January 1, 2019, a portion of these costs were expensed instead of deferred.  Initial direct leasing costs were 3.9% of the leased asset’s cost in 2019. The unamortized direct costs are recorded as a reduction of unearned lease income.

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

In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied loans. Owner-occupied loans are generally considered to have less risk. As of December 31, 2019 and 2018, approximately 26% and 28%, respectively, of the CRE loan portfolio was owner-occupied.

The Company’s lending policy incorporates regulatory guidelines which stipulate that non-owner occupied CRE lending in excess of 300% of total risk-based capital, and construction, land development, and other land loans in excess of 100% of total risk-based capital warrant the use of heightened risk management practices. As of December 31, 2019 and 2018, QCBT  and CRBT were in compliance with these limits. Although CSB’s and SFC Bank’s loan portfolio have historically been real estate dominated and the real estate portfolio levels at each bank exceed these policy limits, a Credit Risk Committee has been established to routinely monitor its real estate loan portfolio. CSB’s real estate levels, while still elevated at December 31, 2019, have declined since December 31, 2018.

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

Goodwill: The Company has recorded goodwill from various business combinations. The goodwill is not being amortized, but is evaluated at least annually for impairment. In 2019 and prior years, the goodwill evaluation was performed as of September 30th.  In 2019, that September 30th evaluation was then reassessed at November 30th to facilitate a change in the annual impairment testing date going forward.  In future years, the annual evaluation will be performed as of November 30th.  An impairment charge is recognized when the calculated fair value of the reporting unit, including goodwill, is less than its carrying amount. The Company engaged an external specialist to assess the goodwill at the reporting unit level for the Banks in 2019.  As of November 30, 2019, the Company performed an internal assessment of the goodwill for the Bates Companies reporting unit.  As a result of this internal assessment, the Company determined an impairment charge of $3 million was required for the Bates Companies reporting unit.  See further discussion in Note 6. Based upon internal assessments, there was no impairment recognized during 2018 and 2017.

Core deposit intangible: The Company has recorded a core deposit intangible from historical acquisitions including CNB, CSB and Guaranty Bank, and from its merger with Springfield Bancshares. The core deposit intangible was the portion of the acquisition purchase price which represented the value assigned to the existing deposit base at

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Account Policies (continued)

acquisition. See Notes 2 and 6 to the Consolidated Financial Statements for additional information. The core deposit intangibles have a finite life and are amortized over the estimated useful life of the deposits (estimated to be ten years).

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

Assets and liabilities held for sale: Assets and liabilities held for sale are carried at the lower of cost or estimated market value in the aggregate.  See Note 2 for further information.

Swap transactions: The Company offers a loan swap program to certain commercial loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the swap customer will then enter into a fixed interest rate swap. Separately, an identical offsetting swap is entered into by the Company with a counterparty. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. Additionally, the Company receives an upfront fee from the counterparty, dependent upon the pricing that is recognized upon receipt from the counterparty.

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

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market (although this type of derivative is negligible); (2) interest rate caps to manage the interest rate risk of certain variable rate deposits and short-term fixed rate liabilities; and (3) interest rate swaps on variable rate trust preferred securities.

Interest rate caps and interest rate swaps are valued by a third party monthly and corroborated by the transaction counterparty. The Company uses the hypothetical derivative method to assess and measure effectiveness in accordance with ASC 815, Derivative and Hedging.

Preferred stock: The Company currently has 250,000 shares of preferred stock authorized, but none outstanding as of December 31, 2019 and 2018. Should the Company have preferred stock outstanding in the future, dividends declared on those shares would be deducted from net income to arrive at net income available to common stockholders. Net income available to common stockholders would then be used in the earnings per share computation

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Account Policies (continued)

Stock-based compensation plans: The Company accounts for stock-based compensation with measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation over the requisite service period for awards expected to vest.

As discussed in Note 16, during the years ended December 31, 2019, 2018, and 2017, the Company recognized stock-based compensation expense for the grant-date fair value of stock based awards that are expected to vest over the requisite service period of $2.5 million, $1.4 million and $1.2 million, respectively. As required, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2019	2018	2017
Dividend yield	0.67%	0.45% to 0.48%	0.36% to 0.47%
Expected volatility	28.28%	29.51% to 29.59%	29.64% to 29.95%
Risk-free interest rate	2.90%	2.60% to 2.94%	2.50% to 2.81%
Expected life of option grants	6.25 years	6 years	6 years
Weighted-average grant date fair value	$11.29	$14.68	$14.75

The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2019	2018	2017
Dividend yield	0.69% to 0.75%	0.37% to 0.51%	0.37% to 0.42%
Expected volatility	20.15% to 21.06%	20.90% to 21.40%	19.80% to 19.86%
Risk-free interest rate	2.02 % to 2.46%	1.59% to 2.22%	0.67% to 1.18%
Expected life of purchase grants	3 to 6 months	3 to 6 months	3 to 6 months
Weighted-average grant date fair value	$4.81	$6.63	$6.42

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

As of December 31, 2019, there was $475 thousand of unrecognized compensation cost related to stock options granted, which is expected to be recognized over a weighted average period of 1.54 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 394,592 options that were in-the-money at December 31, 2019. The aggregate intrinsic value at December 31, 2019 was $10.2 million on options outstanding and $9.7 million on options exercisable. During the years ended December 31, 2019, 2018 and 2017, the aggregate intrinsic value of

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Account Policies (continued)

options exercised under the Company’s Equity Plans was $303 thousand, $365 thousand, and $1.0 million, respectively, and determined as of the date of the option exercise.

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

As of December 31, 2019, there was $3.1 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 2.2 years.

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

Earnings per share: See Note 18 for a complete description and calculation of basic and diluted earnings per share.

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

New Accounting Prounouncement: In February 2016, the FASB issued ASU 2016‑02, Leases. Under ASU 2016‑02, lessees will be required to recognize a lease liability measured on a discounted basis and a right-of-use asset for all leases (with the exception of short-term leases). Lessor accounting is largely unchanged under ASU 2016‑02. However, the definition of initial direct costs was updated to include only initial direct costs that are considered incremental. This change in definition will change the manner in which the Company recognizes the costs associated with originating leases. ASU 2016‑02 was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard was adopted by the Company on January 1, 2019 and had no significant impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses. Under the standard, assets measured at amortized cost (including loans, leases and AFS securities) will be presented at the net amount expected to be collected. Rather than the “incurred” model that is currently being utilized, the standard will require the use of a forward-looking approach to recognizing all expected credit losses at the beginning of an asset’s life. For public companies, ASU 2016‑13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has developed a CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, risk-grading, economic outlook, and other key methodology assumptions. Those assumptions are based upon the existing probability of default and loss given default framework. The Company will utilize economic and other forecasts over a four quarter reasonable and

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Account Policies (continued)

supportable forecast period. In the beginning of the second year, the Company will fully revert back to average historical losses. The Company’s credit administration team will periodically refine the model as needed. The Company expects to incur an increase of 5-20% of the December 31, 2019 allowance for estimated losses on loans/leases and the after-tax charge will result in a decrease to the opening stockholders' equity balance as of January 1, 2020. A majority of the increase to the allowance is the result of economic uncertainty and unfunded commitments. The Company anticipates increases in the allowance for credit losses on longer dated portfolios and decreases in the shorter dated portfolios. The Company is in the process of finalizing the review of the most recent model run as of the implementation date and finalizing assumptions including qualitative adjustments and economic forecasts.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). ASU 2017-04 is intended to simplify goodwill impairment testing by eliminating the second step of the analysis. ASU 2017-04 requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. The Company early adopted ASU 2017-04 effective for the period beginning January 1, 2019.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815).  ASU 2017-12 is intended to simplify and expand the eligible hedging strategies for financial and nonfinancial risks and enhance the transparency of how hedging results are presented and disclosed.  The new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings. The standard was adopted by the Company on January 1, 2019 and had no significant impact on the Company’s Consolidated Financial Statements.

Note 2. Sales/Mergers/Acquisitions

Sale of Assets and Liabilities of Rockford Bank & Trust

On November 30, 2019, the Company sold substantially all of the assets and transferred substantially all of the deposits and certain other liabilities of the Company’s wholly-owned subsidiary, RB&T, to IB&T, a wholly-owned subsidiary of Heartland Financial USA, Inc., for a cash payment.  The cash payment amount was determined substantially by the following formula: (i) the “Purchase Price Premium”, plus (ii) the aggregate net book value of the acquired assets, minus (iii) the aggregate book value of the assumed liabilities.  The Purchase Price Premium is equal to: (a) 8% of RB&T’s tangible assets, multiplied by (b) 0.345.  The Purchase Price Premium totaled $12.5 million and the total payment by IB&T to the Company at closing was $46.6 million.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Sales/Mergers/Acquisitions (continued)

Assets and liabilities of RB&T sold are summarized as follows as of the date of closing:

As of
November 30, 2019
(dollars in thousands)

ASSETS
Cash and due from banks	$3,973
Interest-bearing deposits at financial institutions	55,291
Securities held to maturity, at amortized cost	3,243
Securities available for sale, at fair value	21,874
Loans/leases receivable held for investment, net	357,931
Premises and equipment, net	5,612
Restricted investment securities	675
Other real estate owned, net	2,134
Other assets	3,228
Total assets sold	$453,961

LIABILITIES
Noninterest-bearing deposits	$69,802
Interest-bearing deposits	331,486
Short-term borrowings	1,158
Federal Home Loan Bank advances	15,000
Other liabilities	2,241
Total liabilities sold	$419,687

Net assets sold	$34,274

Cash consideration received	$46,560
Gain on sale of assets and liabilities	$12,286

The Company retained certain assets, mainly comprised of BOLI, and certain liabilities, mainly comprised of deferred compensation and income tax accruals. These assets and liabilities totaling $12.0 million and $5.0 million, respectively, as of December 31, 2019, are expected to be liquidated by June 30, 2020 and are included within assets and liabilities held for sale on the consolidated balance sheets.

Disposition costs related to the sale totaled $3.3 million and were comprised primarily of legal and accounting costs, costs in connection with the disposal of fixed assets and prepaids, personnel costs and IT deconversion costs related to the sale of RB&T.

General – Mergers/Acquisitions

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Sales/Mergers/Acquisitions (continued)

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

Bates Companies

On October 1, 2018, the Company acquired the Bates Companies, headquartered in Rockford, Illinois. The acquisition  enhanced the wealth management services of the Company by adding approximately $704 million of assets under management at acquisition.   In the acquisition, the Company acquired 100% of the Bates Companies’ outstanding common stock for aggregate consideration of $3.0 million cash and up to $3.0 million of the Company’s common stock.  Of the total cash consideration, $1.5 million in cash was paid at closing funded through operating cash.  The additional $1.5 million was recorded as a promissory note and will be repaid in five equal, annual installments of $300,000 each on the first through fifth anniversaries of the closing date.  Interest will be paid at a rate of 2.18% per annum, based on the applicable federal rate as of the closing date.  This $1.5 million promissory note is included in Other Liabilities on the Consolidated Balance Sheet.  Additionally, in a private placement exempt from registration with the SEC, the Company issued 23,501 shares of Company stock in December 2018.  Assuming all future performance based targets are met, total stock consideration can reach $3.0 million, which would result in the Company issuing approximately 47,003 additional common shares based on the 10-day volume weighted average of the closing stock price of the Company ending five days prior to closing.  The contingent consideration for the additional common shares, totaling $2.0 million, as of December 31, 2018, is included in Other Liabilities on the Consolidated Balance Sheet. Required performance targets were met during 2019 and the Company issued 9,400 shares of common stock in December 2019 as described above.

During 2018, the Company incurred $394 thousand of expenses related to the acquisition, comprised primarily of legal and accounting costs.

The Company recorded a customer list intangible totaling $1.6 million which is the portion of the acquisition purchase price which represents the value assigned to the existing customer base. The customer list intangible has a finite life and is amortized over the estimated useful life of the customer base. The Company recorded goodwill totaling $3.7 million which is the excess of the consideration paid over the fair value of the net assets acquired. This goodwill is not deductible for tax purposes.  See Note 6 to the Consolidated Financial Statements for additional information.

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

Note 2. Sales/Mergers/Acquisitions (continued)

Unaudited pro forma combined operating results for the years ended December 31, 2018 and 2017, giving effect to the Bates Companies acquisition as if it had occurred as of January 1, 2017, are as follows:

	For the Year Ended December 31,
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

Springfield Bancshares, Inc.

On July 1, 2018, the Company merged with Springfield Bancshares, the holding company of SFC Bank, headquartered in Springfield, Missouri.  The Company acquired 100% of Springfield Bancshares common stock in the merger.  SFC Bank is a Missouri-chartered bank that operates one location in the Springfield, Missouri market.  As a result of the transaction, SFC Bank became an independent charter of the Company.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Sales/Mergers/Acquisitions (continued)

The fair values of the assets acquired and liabilities assumed, after measurement period adjustments to date, including the consideration paid and resulting goodwill is as follows.

As of
July 1, 2018
(dollars in thousands)
ASSETS
Cash and due from banks	$4,586
Interest-bearing deposits at financial institutions	62,924
Securities	4,845
Loans/leases receivable, net	477,337
Bank-owned life insurance	7,092
Premises and equipment	6,092
Restricted investment securities	3,654
Intangibles	8,209
Other assets	1,471
Total assets acquired	$576,210

LIABILITIES
Deposits	$439,579
Short-term borrowings	1,143
FHLB advances	74,539
Other borrowings	9,544
Other liabilities	8,409
Total liabilities assumed	$533,214
Net assets acquired	$42,996

CONSIDERATION PAID:
Cash	$8,334
Common stock	80,637
Total consideration paid	$88,971
Goodwill	$45,975

The following table presents the purchased loans as of the merger date:

	PCI	Performing
	Loans	Loans	Total
	(dollars in thousands)

Contractually required principal payments	$7,553	$479,440	$486,993
Nonaccretable discount	(1,563)	—	(1,563)
Principal cash flows expected to be collected	$5,990	$479,440	$485,430
Accretable discount	(293)	(7,800)	(8,093)
Fair Value of acquired loans	$5,697	$471,640	$477,337

Changes in accretable yield for the loans acquired are as follows:

	Year ended December 31, 2019
	PCI	Performing
	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(659)	$(5,849)	$(6,508)
Reclassification of nonaccretable discount to accretable	(159)	—	(159)
Accretion recognized	767	2,325	3,092
Balance at the end of the period	$(51)	$(3,524)	$(3,575)

	For the year ended December 31, 2018
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$—	$—	$—
Discount added at acquisition	(293)	(7,800)	(8,093)
Reclassification of nonaccretable discount to accretable	(892)	—	(892)
Accretion recognized	526	1,951	2,477
Balance at the end of the period	$(659)	$(5,849)	$(6,508)

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Sales/Mergers/Acquisitions (continued)

During 2019, there was no nonaccretable discount that was recognized due to the repayment of PCI loans.  However, $159 thousand of nonaccretable discount was reclassified to accretable due to significant improvement on one specific credit subsequent to the merger date.  Of this amount, $153 thousand was accreted to income in 2019, while the remainder will be accreted over the next 8 months, which is the remaining contractual life of the loan.

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

	For the Year Ended December 31,
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

Note 2. Sales/Mergers/Acquisitions (continued)

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

Note 2. Sales/Mergers/Acquisitions (continued)

The fair values of the assets acquired and liabilities assumed including the consideration paid and resulting goodwill is as follows:

As of
October 1, 2017
(dollars in thousands)
ASSETS
Cash and due from banks	$4,435
Interest-bearing deposits at financial institutions	3,954
Securities	49,703
Loans/leases receivable, net	192,518
Premises and equipment	4,808
Restricted investment securities	477
Core deposit intangible	2,698
Other assets	998
Total assets acquired	$259,591

LIABILITIES
Deposits	$212,468
Short-term borrowings	13,102
FHLB advances	4,108
Junior subordinated debentures	3,857
Other liabilities	2,596
Total liabilities assumed	$236,131
Net assets acquired	$23,460

CONSIDERATION PAID:
Cash	$7,803
Common stock	30,880
Total consideration paid	$38,683
Goodwill	$15,223

The following table presents the purchased loans as of the acquisition date:

	PCI	Performing
	Loans	Loans	Total
	(dollars in thousands)

Contractually required principal payments	$3,126	$192,983	$196,109
Nonaccretable discount	(1,147)	—	(1,147)
Principal cash flows expected to be collected	$1,979	$192,983	$194,962
Accretable discount	(220)	(2,224)	(2,444)
Fair Value of acquired loans	$1,759	$190,759	$192,518

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Sales/Mergers/Acquisitions (continued)

Changes in accretable yield for the loans acquired are as follows:

	For the year ended December 31, 2019
	PCI	Performing
	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(8)	$(1,613)	$(1,621)
Reclassification of nonaccretable discount to accretable	(5)	—	(5)
Accretion recognized	7	518	525
Balance at the end of the period	$(6)	$(1,095)	$(1,101)

	For the year ended December 31, 2018
	PCI	Performing
	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(166)	$(2,197)	$(2,363)
Accretion recognized	158	584	742
Balance at the end of the period	$(8)	$(1,613)	$(1,621)

	For the year ended December 31, 2017
	PCI	Performing
	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(220)	$(2,224)	$(2,444)
Accretion recognized	54	27	81
Balance at the end of the period	$(166)	$(2,197)	$(2,363)

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

Note 2. Sales/Mergers/Acquisitions (continued)

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

Note 3. Investment Securities

The amortized cost and fair value of investment securities as of December 31, 2019 and 2018 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
December 31, 2019:
Securities HTM:
Municipal securities	$399,596	$26,042	$(143)	$425,495
Other securities	1,050	—	—	1,050
	$400,646	$26,042	$(143)	$426,545

Securities AFS:
U.S. govt. sponsored agency securities	$19,872	$283	$(77)	$20,078
Residential mortgage-backed and related securities	118,724	2,045	(182)	120,587
Municipal securities	46,659	1,602	(4)	48,257
Other securities	21,707	138	(72)	21,773
	$206,962	$4,068	$(335)	$210,695

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
December 31, 2018:
Securities HTM:
Municipal securities	$400,863	$5,661	$(6,803)	$399,721
Other securities	1,050	—	(1)	1,049
	$401,913	$5,661	$(6,804)	$400,770

Securities AFS:
U.S. govt. sponsored agency securities	$37,150	$39	$(778)	$36,411
Residential mortgage-backed and related securities	163,698	182	(4,631)	159,249
Municipal securities	59,069	180	(703)	58,546
Other securities	6,754	100	(4)	6,850
	$266,671	$501	$(6,116)	$261,056

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2019 and 2018, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2019:
Securities HTM:
Municipal securities	$509	$(1)	$10,047	$(142)	$10,556	$(143)
Other securities	550	—	—	—	550	—
	$1,059	$(1)	$10,047	$(142)	$11,106	$(143)

Securities AFS:
U.S. govt. sponsored agency securities	$1,431	$(21)	$2,117	$(56)	$3,548	$(77)
Residential mortgage-backed and related securities	2,263	(17)	17,862	(165)	20,125	(182)
Municipal securities	—	—	724	(4)	724	(4)
Other securities	17,135	(72)	—	—	17,135	(72)
	$20,829	$(110)	$20,703	$(225)	$41,532	$(335)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2018:
Securities HTM:
Municipal securities	$114,201	$(2,187)	$69,412	$(4,616)	$183,613	$(6,803)
Other securities	549	(1)	—	—	549	(1)
	$114,750	$(2,188)	$69,412	$(4,616)	$184,162	$(6,804)
Securities AFS:
U.S. govt. sponsored agency securities	$1,565	$(34)	$29,605	$(744)	$31,170	$(778)
Residential mortgage-backed and related securities	12,810	(148)	133,535	(4,483)	146,345	(4,631)
Municipal securities	28,356	(394)	15,932	(309)	44,288	(703)
Other securities	4,249	(4)	—	—	4,249	(4)
	$46,980	$(580)	$179,072	$(5,536)	$226,052	$(6,116)

At December 31, 2019, the investment portfolio included 541 securities. Of this number, 35 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 0.1% of the total aggregate amortized cost. Of these 35 securities, 20 securities had an unrealized loss for 12 months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.

The Company did not recognize OTTI on any investment securities for the years ended December 31, 2019, 2018 or 2017.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

All sales of securities for the years ended December 31, 2019, 2018 and 2017, respectively, were from securities identified as AFS. Information on proceeds received, as well as the gains and losses from the sale of those securities are as follows:

	2019	2018	2017
	(dollars in thousands)

Proceeds from sales of securities	$30,055	$1,938	$71,092
Gross gains from sales of securities	176	—	67
Gross losses from sales of securities	(206)	—	(155)

The amortized cost and fair value of securities as of December 31, 2019, by contractual maturity are shown below. Expected maturities of mortgage-backed and related securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
	(dollars in thousands)
Securities HTM:
Due in one year or less	$3,220	$3,234
Due after one year through five years	33,088	33,865
Due after five years	364,338	389,446
	$400,646	$426,545
Securities AFS:
Due in one year or less	$1,084	$1,084
Due after one year through five years	17,089	17,320
Due after five years	70,065	71,704
	88,238	90,108
Residential mortgage-backed and related securities	118,724	120,587
	$206,962	$210,695

Portions of the U.S. government sponsored agencies and municipal securities contain call options, at the discretion of the issuer, to terminate the security at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value
	(dollars in thousands)
Securities HTM:
Municipal securities	$182,653	$186,631

Securities AFS:
Municipal securities	39,674	40,990
Other securities	4,500	4,638
	$44,174	$45,628

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

As of December 31, 2019 and 2018, investment securities with a carrying value of $113.3 million and $100.9 million, respectively, were pledged on FHLB advances, customer and wholesale repurchase agreements, derivative liabilities and for other purposes as required or permitted by law.

As of December 31, 2019, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 93 issuers with fair values totaling $77.2 million and revenue bonds issued by 154 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $396.6 million. The Company held investments in general obligation bonds in 22 states, including six states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 17 states, including seven states in which the aggregate fair value exceeded $5.0 million.

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

As of December 31, 2019 and 2018, the Company held revenue bonds of one single issuer, located in Ohio, the aggregate book or market value of which exceeded 5% of the Company’s stockholders’ equity.  The issuer’s financial condition is strong and the source of repayment is diversified.  The Company monitors the investment and concentration closely. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services (water, sewer, education, medical facilities).

The Company’s municipal securities are owned by each of the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually and as of December 31, 2019, all were well-within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of total risk-based capital.

As of December 31, 2019, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credits ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable

The composition of the loan/lease portfolio as of December 31, 2019 and 2018 is presented as follows:

	2019	2018
	(dollars in thousands)

C&I loans *	$1,507,825	$1,429,410
CRE loans
Owner-occupied CRE	443,989	500,654
Commercial construction, land development, and other land	378,797	236,787
Other non owner-occupied CRE	913,610	1,028,670
	1,736,396	1,766,111

Direct financing leases **	87,869	117,969
Residential real estate loans ***	239,904	290,759
Installment and other consumer loans	109,352	119,381
	3,681,346	3,723,630
Plus deferred loan/lease origination costs, net of fees	8,859	9,124
	3,690,205	3,732,754
Less allowance	(36,001)	(39,847)
	$3,654,204	$3,692,907
** Direct financing leases:
Net minimum lease payments to be received	$97,025	$130,371
Estimated unguaranteed residual values of leased assets	547	828
Unearned lease/residual income	(9,703)	(13,230)
	87,869	117,969
Plus deferred lease origination costs, net of fees	1,892	3,642
	89,761	121,611
Less allowance	(1,464)	(1,792)
	$88,297	$119,819

*   Includes equipment financing agreements outstanding at m2, totaling $142.0 million and $103.4 million as of December 31, 2019 and 2018, respectively.

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

At December 31, 2019, the Company had six leases remaining with residual values totaling $547 thousand that were not protected with a lease end options rider. At December 31, 2018, the Company had nine leases remaining with residual values totaling approximately $828 thousand that were not protected with a lease end options rider. Management has performed specific evaluations of these unguaranteed residual values and determined that the valuations are appropriate. There were no losses related to unguaranteed residual values during the years ended December 31, 2019, 2018, and 2017.

***Includes residential real estate loans held for sale totaling $3.7 million and $1.3 million as of December 31, 2019 and 2018, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Changes in accretable yield for the loans acquired in the mergers and acquisitions are as follows:

	For the year ended December 31, 2019
	PCI	Performing
	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(667)	$(10,127)	$(10,794)
Reclassification of nonaccretable discount to accretable	(275)	—	(275)
Accretion recognized	885	3,749	4,634
Balance at the end of the period	$(57)	$(6,378)	$(6,435)

	For the year ended December 31, 2018
	PCI	Performing
	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(191)	$(6,280)	$(6,471)
Discount added at acquisition	(293)	(7,800)	(8,093)
Reclassification of nonaccretable discount to accretable	(892)	(470)	(1,362)
Accretion recognized	709	4,423	5,132
Balance at the end of the period	$(667)	$(10,127)	$(10,794)

	For the year ended December 31, 2017
	PCI	Performing
	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(194)	$(9,116)	$(9,310)
Discount added at acquisition	(220)	(2,224)	(2,444)
Accretion recognized	223	5,060	5,283
Balance at the end of the period	$(191)	$(6,280)	$(6,471)

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2019 and 2018 is presented as follows:

	2019
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total
	(dollars in thousands)

C&I	$1,499,891	$6,126	$572	$—	$1,236	$1,507,825
CRE
Owner-Occupied CRE	443,707	177	71	—	34	443,989
Commercial Construction, Land Development, and Other Land	375,940	2,857	—	—	—	378,797
Other Non Owner-Occupied CRE	909,684	73	—	—	3,853	913,610
Direct Financing Leases	85,636	463	253	—	1,517	87,869
Residential Real Estate	235,845	2,939	414	—	706	239,904
Installment and Other Consumer	108,750	3	10	33	556	109,352
	$3,659,453	$12,638	$1,320	$33	$7,902	$3,681,346

As a percentage of total loan/lease portfolio	99.41%	0.34%	0.04%	0.00%	0.21%	100.00%

	2018
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total
	(dollars in thousands)

C&I	$1,423,406	$930	$597	$389	$4,088	$1,429,410
CRE
Owner-Occupied CRE	500,138	—	193	107	216	500,654
Commercial Construction, Land Development, and Other Land	234,704	1,764	—	—	319	236,787
Other Non Owner-Occupied CRE	1,022,664	484	—	—	5,522	1,028,670
Direct Financing Leases	114,078	1,642	488	—	1,761	117,969
Residential Real Estate	284,844	3,877	206	89	1,743	290,759
Installment and Other Consumer	118,343	356	24	47	611	119,381
	$3,698,177	$9,053	$1,508	$632	$14,260	$3,723,630

As a percentage of total loan/lease portfolio	99.32%	0.24%	0.04%	0.02%	0.38%	100.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

NPLs by classes of loans/leases as of December 31, 2019 and 2018 is presented as follows:

	2019
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More	Loans/Leases*	Accruing TDRs	Total NPLs	Total NPLs
	(dollars in thousands)

C&I	$—	$1,236	$646	$1,882	21.12%
CRE
Owner-Occupied CRE	—	34	—	34	0.38%
Commercial Construction, Land Development, and Other Land	—	—	—	—	-%
Other Non Owner-Occupied CRE	—	3,853	—	3,853	43.22%
Direct Financing Leases	—	1,517	333	1,850	20.75%
Residential Real Estate	—	706	—	706	7.92%
Installment and Other Consumer	33	556	—	589	6.61%
	$33	$7,902	$979	$8,914	100.00%

*     At December 31, 2019, nonaccrual loans/leases included $747 thousand of TDRs, including $98 thousand in C&I loans, $269 thousand in CRE loans, $294 thousand in direct financing leases, $31 thousand in residential real estate loans, and $55 thousand in installment loans.

	2018
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More*	Loans/Leases **	Accruing TDRs *	Total NPLs	Total NPLs
	(dollars in thousands)

C&I	$389	$4,088	$454	$4,931	26.58%
CRE
Owner-Occupied CRE	107	216	—	323	1.74%
Commercial Construction, Land Development, and Other Land	—	319	—	319	1.72%
Other Non Owner-Occupied CRE	—	5,522	2,985	8,507	45.86%
Direct Financing Leases	—	1,761	111	1,872	10.09%
Residential Real Estate	89	1,743	100	1,932	10.41%
Installment and Other Consumer	47	611	9	667	3.60%
	$632	$14,260	$3,659	$18,551	100.00%

*      At December 31, 2018 accruing past due 90 days or more included $496 thousand of TDRs, including $389 thousand in C&I loans and $107 thousand in CRE loans.

**     At December 31, 2018, nonaccrual loans/leases included $2.3 million of TDRs, including $265 thousand in C&I loans, $1.4 million in CRE loans, $321 thousand in direct financing leases, $344 thousand in residential real estate loans, and $3 thousand in installment loans.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Changes in the allowance by portfolio segment for the years ended December 31, 2019, 2018, and 2017 are presented as follows:

	Year Ended December 31, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Balance, beginning	$16,420	$17,719	$1,792	$2,557	$1,359	$39,847
Reclassification of allowance related to held for sale loans	(2,814)	(2,392)	—	(628)	(288)	(6,122)
Provisions charged to expense *	3,666	1,566	1,129	163	114	6,638
Loans/leases charged off	(1,476)	(1,722)	(1,647)	(191)	(98)	(5,134)
Recoveries on loans/leases previously charged off	276	208	190	47	51	772
Balance, ending	$16,072	$15,379	$1,464	$1,948	$1,138	$36,001

*Excludes provision related to loans included in assets held for sale during the year of $428 thousand for the year ending December 31, 2019.

	Year Ended December 31, 2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Balance, beginning	$14,323	$13,963	$2,382	$2,466	$1,222	$34,356
Provisions charged to expense	7,161	4,094	1,068	193	142	12,658
Loans/leases charged off	(5,359)	(387)	(2,002)	(127)	(44)	(7,919)
Recoveries on loans/leases previously charged off	295	49	344	25	39	752
Balance, ending	$16,420	$17,719	$1,792	$2,557	$1,359	$39,847

	Year Ended December 31, 2017
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Balance, beginning	$12,545	$11,671	$3,112	$2,342	$1,087	$30,757
Provisions charged to expense	2,736	4,044	1,370	197	123	8,470
Loans/leases charged off	(1,150)	(1,795)	(2,285)	(102)	(41)	(5,373)
Recoveries on loans/leases previously charged off	192	43	185	29	53	502
Balance, ending	$14,323	$13,963	$2,382	$2,466	$1,222	$34,356

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued):

The allowance by impairment evaluation and by portfolio segment as of December 31, 2019 and 2018 is presented as follows:

	2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Allowance for impaired loans/leases	$170	$125	$270	$15	$80	$660
Allowance for nonimpaired loans/leases	15,902	15,254	1,194	1,933	1,058	35,341
	$16,072	$15,379	$1,464	$1,948	$1,138	$36,001

Impaired loans/leases	$1,846	$3,585	$2,025	$649	$556	$8,661
Nonimpaired loans/leases	1,505,979	1,732,811	85,844	239,255	108,796	3,672,685
	$1,507,825	$1,736,396	$87,869	$239,904	$109,352	$3,681,346

Allowance as a percentage of impaired loans/leases	9.21%	3.49%	13.33%	2.31%	14.39%	7.62%
Allowance as a percentage of nonimpaired loans/leases	1.06%	0.88%	1.39%	0.81%	0.97%	0.96%
Total allowance as a percentage of total loans/leases	1.07%	0.89%	1.67%	0.81%	1.04%	0.98%

	2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Allowance for impaired loans/leases	$973	$2,124	$194	$257	$111	$3,659
Allowance for nonimpaired loans/leases	15,447	15,595	1,598	2,300	1,248	36,188
	$16,420	$17,719	$1,792	$2,557	$1,359	$39,847

Impaired loans/leases	$4,499	$10,447	$2,249	$2,110	$898	$20,203
Nonimpaired loans/leases	1,424,911	1,755,664	115,720	288,649	118,483	3,703,427
	$1,429,410	$1,766,111	$117,969	$290,759	$119,381	$3,723,630

Allowance as a percentage of impaired loans/leases	21.62%	20.33%	8.63%	12.18%	12.38%	18.11%
Allowance as a percentage of nonimpaired loans/leases	1.08%	0.89%	1.38%	0.80%	1.05%	0.98%
Total allowance as a percentage of total loans/leases	1.15%	1.00%	1.52%	0.88%	1.14%	1.07%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the years ended December 31, 2019, 2018, and 2017 are presented below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

	2019

						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received
	(dollars in thousands)

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,607	$1,647	$—	$970	$27	$27
CRE
Owner-Occupied CRE	34	50	—	24	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	684	686	—	738	29	29
Direct Financing Leases	1,642	1,642	—	1,322	30	30
Residential Real Estate	469	614	—	481	—	—
Installment and Other Consumer	476	476	—	474	—	—
	$4,912	$5,115	$—	$4,009	$86	$86

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$239	$239	$170	$124	$—	$—
CRE
Owner-Occupied CRE	—	—	—	—	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	2,867	2,867	125	1,958	—	—
Direct Financing Leases	383	383	270	196	2	2
Residential Real Estate	180	180	15	72	—	—
Installment and Other Consumer	80	80	80	62	—	—
	$3,749	$3,749	$660	$2,412	$2	$2

Total Impaired Loans/Leases:
C&I	$1,846	$1,886	$170	$1,094	$27	$27
CRE
Owner-Occupied CRE	34	50	—	24	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	3,551	3,553	125	2,696	29	29
Direct Financing Leases	2,025	2,025	270	1,518	32	32
Residential Real Estate	649	794	15	553	—	—
Installment and Other Consumer	556	556	80	536	—	—
	$8,661	$8,864	$660	$6,421	$88	$88

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

	2018

						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received
	(dollars in thousands)

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,846	$4,540	$—	$2,346	$210	$210
CRE
Owner-Occupied CRE	106	106	—	107	—	—
Commercial Construction, Land Development, and Other Land	507	507	—	101	—	—
Other Non Owner-Occupied CRE	1,804	1,804	—	540	—	—
Direct Financing Leases	1,929	1,929	—	2,193	60	60
Residential Real Estate	984	1,058	—	723	9	9
Installment and Other Consumer	762	762	—	198	—	—
	$7,938	$10,706	$—	$6,208	$279	$279

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$2,653	$2,653	$973	$1,118	$43	$43
CRE
Owner-Occupied CRE	304	660	39	177	—	—
Commercial Construction, Land Development, and Other Land	149	149	33	159	—	—
Other Non Owner-Occupied CRE	7,577	7,577	2,052	3,055	58	58
Direct Financing Leases	320	320	194	273	—	—
Residential Real Estate	1,126	1,126	257	553	12	12
Installment and Other Consumer	136	136	111	125	—	—
	$12,265	$12,621	$3,659	$5,460	$113	$113

Total Impaired Loans/Leases:
C&I	$4,499	$7,193	$973	$3,464	$253	$253
CRE
Owner-Occupied CRE	410	766	39	284	—	—
Commercial Construction, Land Development, and Other Land	656	656	33	260	—	—
Other Non Owner-Occupied CRE	9,381	9,381	2,052	3,595	58	58
Direct Financing Leases	2,249	2,249	194	2,466	60	60
Residential Real Estate	2,110	2,184	257	1,276	21	21
Installment and Other Consumer	898	898	111	323	—	—
	$20,203	$23,327	$3,659	$11,668	$392	$392

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

	2017
						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received
	(dollars in thousands)

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,634	$1,645	$—	$1,406	$71	$71
CRE
Owner-Occupied CRE	289	289	—	79	12	12
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	1,172	1,172	—	1,177	—	—
Direct Financing Leases	2,945	2,945	—	2,880	132	132
Residential Real Estate	943	1,018	—	686	1	1
Installment and Other Consumer	134	134	—	126	—	—
	$7,117	$7,203	$—	$6,354	$216	$216

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$4,615	$4,618	$716	$4,584	$203	$203
CRE
Owner-Occupied CRE	152	152	48	221	—	—
Commercial Construction, Land Development, and Other Land	4,844	4,844	1,379	4,448	—	—
Other Non Owner-Occupied CRE	72	72	2	45	—	—
Direct Financing Leases	725	725	504	625	—	—
Residential Real Estate	761	761	355	549	15	15
Installment and Other Consumer	68	68	39	41	1	1
	$11,237	$11,240	$3,043	$10,513	$219	$219

Total Impaired Loans/Leases:
C&I	$6,249	$6,263	$716	$5,990	$274	$274
CRE
Owner-Occupied CRE	441	441	48	300	12	12
Commercial Construction, Land Development, and Other Land	4,844	4,844	1,379	4,448	—	—
Other Non Owner-Occupied CRE	1,244	1,244	2	1,222	—	—
Direct Financing Leases	3,670	3,670	504	3,505	132	132
Residential Real Estate	1,704	1,779	355	1,235	16	16
Installment and Other Consumer	202	202	39	167	1	1
	$18,354	$18,443	$3,043	$16,867	$435	$435

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

For C&I equipment financing loans, direct financing leases, residential real estate loans, and installment and other consumer loans, the Company’s credit quality indicator is performance determined by delinquency status. Delinquency status is updated daily by the Company’s loan system.

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of December 31, 2019 and 2018:

	2019
		CRE
			Non-Owner Occupied
			Commercial
			Construction,
			Land
		Owner-Occupied	Development,			As a % of
Internally Assigned Risk Rating	C&I	CRE	and Other Land	Other CRE	Total	Total
	(dollars in thousands)

Pass (Ratings 1 through 5)	$1,334,446	$439,418	$378,572	$896,206	$3,048,642	98.28%
Special Mention (Rating 6)	12,962	3,044	41	3,905	19,952	0.64%
Substandard (Rating 7)	18,439	1,527	184	13,499	33,649	1.08%
Doubtful (Rating 8)	—	—	—	—	—	—%
	$1,365,847	$443,989	$378,797	$913,610	$3,102,243	100.00%

	2019
		Direct Financing	Residential Real	Installment and		As a % of
Delinquency Status *	C&I	Leases	Estate	Other Consumer	Total	Total
	(dollars in thousands)

Performing	$140,992	$86,019	$239,198	$108,763	$574,972	99.29%
Nonperforming	986	1,850	706	589	4,131	0.71%
	$141,978	$87,869	$239,904	$109,352	$579,103	100.00%

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

TDRs totaled $1.7 million and $6.5 million as of  December 31, 2019 and 2018, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the years ended December 31, 2019 and 2018. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of restructuring. The specific allowance is as of December 31, 2019 and 2018, respectively. The following excludes any TDRs that were restructured and paid off or charged off in the same year.

	2019
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance
	(dollars in thousands)
CONCESSION - Significant Payment Delay
C&I	3	$112	$112	$—
Direct Financing Leases	10	388	388	35
	13	$500	$500	$35

CONCESSION - Foregiveness of Principal
C&I	1	$587	$537	$—

CONCESSION - Extension of Maturity
Installment and Other Consumer	1	$56	$56	$54

TOTAL	15	$1,143	$1,093	$89

	2018
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans/Leases	Investment	Investment	Allowance
	(dollars in thousands)
CONCESSION - Significant Payment Delay
C&I	5	$426	$426	$250
Other Non Owner-Occupied CRE	1	500	500	60
Residential Real Estate	1	46	46	—
Direct Financing Leases	3	75	75	—
	10	$1,047	$1,047	$310

CONCESSION - Extension of Maturity
Other Non Owner-Occupied CRE	2	$2,976	$2,976	$1,492
Residential Real Estate	2	$100	$100	$8
	4	$3,076	$3,076	$1,500

TOTAL	14	$4,123	$4,123	$1,810

Of the TDRs reported above, three with a post-modification recorded investment totaling $121 thousand were on nonaccrual as of December 31, 2019 and three with a post-modification recorded investment totaling $796 thousand were on nonaccrual as of December 31, 2018.

For the year ended December 31, 2019, the Company had two TDRs totaling $66 thousand that redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. For the year ended December 31, 2018, the Company had five TDRs totaling $399 thousand that redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Not included in the table above, the Company had one TDR that was restructured and charged off in 2019, totaling $52 thousand. There were 13 TDRs that were both restructured and charged off in 2018, totaling $896 thousand.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Loans are made in the normal course of business to directors, executive officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate committed amount of loans greater than or equal to $60,000 during the years ended December 31, 2019, 2018, and 2017, is as follows:

	2019	2018	2017
	(dollars in thousands)

Balance, beginning	$125,496	$66,442	$61,609
Net increase (decrease) due to change in related parties	(12,161)	41,797	11,927
Advances	98,708	43,453	13,091
Repayments	(99,213)	(26,196)	(20,185)
Balance, ending	$112,830	$125,496	$66,442

The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio includes a concentration of loans in certain industries as of December 31, 2019 and 2018 as follows:

	2019		2018
		Percentage of		Percentage of
		Total		Total
Industry Name	Balance	Loans/Leases	Balance	Loans/Leases
	(dollars in thousands)

Lessors of Residential Buildings	$745,770	22%	$594,346	16%
Lessors of Non-Residential Buildings	574,058	17%	632,534	17%
Administration of Urban Planning & Community & Rural Development	133,157	4%	111,579	3%
Bank Holding Companies	92,185	3%	75,601	2%

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

Note 5. Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2019 and 2018:

	2019	2018
	(dollars in thousands)

Land	$13,632	$15,582
Buildings (useful lives 15 to 50 years)	66,070	64,299
Furniture and equipment (useful lives 3 to 10 years)	40,228	36,399
Premises and equipment	119,930	116,280
Less accumulated depreciation	46,071	40,698
Premises and equipment, net	$73,859	$75,582

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Premises and Equipment (continued)

As a lessee, the Company has entered into operating leases for certain branch locations.  Total lease expenses were $732 thousand for the year ended December 31, 2019.

At December 31, 2019, the Company’s Right of Use “(ROU)” assets (included in other assets on the consolidated balance sheets) and operating lease liabilities (included in other liabilities on the consolidated balance sheets) were both $1.9 million. No new ROU assets were capitalized during the year ended December 31, 2019.

At December 31, 2019, the contractual maturities of operating lease liabilities were as follows:

Amount
Year ending December 31:	(dollars in thousands)
2020	541
2021	327
2022	251
2023	200
2024	144
Thereafter	857
$2,320

As a lessor, the Company leases certain types of commercial vehicles and industrial equipment to its customers.  The Company recognized lease-related revenue, primarily interest income from direct financing leases of $6.1 million for the year ended December 31, 2019.  At December 31, 2019 the Company’s net investment in direct financing leases was $88.3 million.

As of December 31, 2019, the contractual maturities of sales-type and direct financing lease receivables were as follows:

Amount
Year ending December 31:	(dollars in thousands)
2020	12,123
2021	18,464
2022	23,520
2023	22,845
2024	16,065
Thereafter	4,008
Total lease payments receivable	$97,025
Unguaranteed residual values	547
Unearned lease/residual income	(9,703)
$87,869
Plus deferred origination costs, net of fees	1,892
$89,761
Less allowance	(1,464)
Total lease payments receivable	$88,297

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The The

Note 6. Goodwill and Intangibles

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(dollars in thousands)

Balance at the beginning of period	$77,832	$28,334	$13,111
Goodwill from merger with Springfield Bancshares	—	45,975	—
Goodwill from acquisition of Bates Companies	—	3,766	—
Goodwill from acquisition of Guaranty Bank	—	—	15,223
Goodwill from acquisition of Guaranty Bank - measurement period adjustment	—	(243)	—
Goodwill from acquisition of Bates Companies - measurement period adjustment	(84)	—	—
Goodwill impairment - Bates Companies	(3,000)	—	—
Balance at the end of period	$74,748	$77,832	$28,334

The following table presents the goodwill by reportable segment:

	December 31, 2019	December 31, 2018	December 31, 2017
	(dollars in thousands)
Commercial banking:
QCBT	$3,223	$3,223	$3,223
CRBT	14,980	14,980	15,223
CSB	9,888	9,888	9,888
SFC Bank	45,975	45,975	—
Other, Parent Company Only	682	3,766	—
	$74,748	$77,832	$28,334

As of November 30, 2019, the Company’s management performed an internal assessment of the goodwill for the Bates Companies reporting unit.  As the Bates Companies is located in Rockford, Illinois, the Company had intended to achieve synergies and cross-selling opportunities that significantly enhanced the value of the Bates Companies.  With the sale of the assets and liabilities of RB&T, which was the Company’s bank subsidiary located in Rockford, Illinois, the Company’s valuation analysis determined the value had declined and the goodwill was impaired.  Specifically, the Company determined a goodwill impairment charge of $3 million was required for the Bates Companies.  The Company used a combination of methods to determine the value and related goodwill impairment charge.  The methods included prices of comparable businesses as well as recent discussions with existing wealth management providers in the surrounding Rockford market.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Goodwill and Intangibles (continued)

The following table presents the changes in core deposit intangibles (included in Intangibles on the consolidated balance sheets) during the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(dollars in thousands)

Balance at the beginning of the period	$15,595	$9,079	$7,381
Core deposit intangible from merger with Springfield Bancshares	—	8,208	—
Core deposit intangible from acquisition of Guaranty Bank	—	—	2,699
Amortization expense	(2,129)	(1,692)	(1,001)
Balance at the end of the period	$13,466	$15,595	$9,079

Gross carrying amount	$19,255	$19,255	$11,046
Accumulated amortization	(5,789)	(3,660)	(1,967)
Net book value	$13,466	$15,595	$9,079

The following table presents the core deposit intangibles by reportable segment:

	December 31, 2019	December 31, 2018	December 31, 2017
	(dollars in thousands)
Commercial Banking:
CRBT	$2,684	$3,186	$3,694
CSB	3,980	4,675	5,385
SFC Bank	6,802	7,734	—
	$13,466	$15,595	$9,079

The following table presents the estimated amortization of the core deposit intangibles:

Amount
Years ending December 31,	(dollars in thousands)
2020	$2,085
2021	2,032
2022	1,971
2023	1,776
2024	1,623
Thereafter	3,979
$13,466

The following table presents the changes in customer list intangible (included in Intangibles on the consolidated balance sheets) during the years ended December 31, 2019 and 2018:

	2019	2018
	(dollars in thousands)
Balance at the beginning of period	$1,855	$—
Customer list intangible from acquisition of Bates Companies	—	1,855
Customer list intangible from acquisition of Bates Companies - measurement period adjustment	(214)	—
Amortization	(137)	—
Balance at the end of period	1,504	1,855

The customer list intangible relates to the Parent Company Only (“All Other”) reportable segment.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Goodwill and Intangibles (continued)

The following table presents the estimated amortization of the customer list intangible:

Amount
Years ending December 31,	(dollars in thousands)
2020	$109
2021	109
2022	109
2023	109
2024	109
Thereafter	959
$1,504

Note 7. Derivatives and Hedging Activities

The Company uses interest rate swap and cap instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.

The Company entered into interest rate caps in December 2019 to hedge against the risk of rising interest rates on liabilities.  The liabilities consist of $375.0 million of deposits and the benchmark rates hedged vary at 1-month LIBOR, 3-month LIBOR and Prime. The Company entered into interest rate caps in June 2014 to hedge against the risk of rising interest rates on short-term liabilities.  The short-term liabilities consisted of $30.0 million of 1-month FHLB advances, and the benchmark rate hedged was 1-month LIBOR.  In 2019, short-term liabilities of $15 million matured, and the remaining short-term liabilities as well as caps were sold as part of the RB&T asset sale in the fourth quarter of 2019.  The interest rate caps are designated as cash flow hedges in accordance with ASC 815. An initial premium of $4.3 million was paid upfront for the caps executed in 2019. The details of the interest rate caps are as follows:

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	December 31, 2019	December 31, 2018
(dollars in thousands)

Deposits	1/1/2020	1/1/2023	Other Assets	$25,000	1.75%	$112	$-
Deposits	1/1/2020	1/1/2023	Other Assets	50,000	1.57	218	-
Deposits	1/1/2020	1/1/2023	Other Assets	25,000	1.90	96	-
Deposits	1/1/2020	1/1/2023	Other Assets	25,000	1.80	109	-
Deposits	1/1/2020	1/1/2024	Other Assets	25,000	1.75	214	-
Deposits	1/1/2020	1/1/2024	Other Assets	50,000	1.57	401	-
Deposits	2/1/2020	2/1/2024	Other Assets	25,000	1.90	202	-
Deposits	1/1/2020	1/1/2024	Other Assets	25,000	1.80	201	-
Deposits	1/1/2020	1/1/2025	Other Assets	25,000	1.75	337	-
Deposits	1/1/2020	1/1/2025	Other Assets	50,000	1.57	617	-
Deposits	3/1/2020	3/1/2025	Other Assets	25,000	1.90	332	-
Deposits	1/1/2020	1/1/2025	Other Assets	25,000	1.80	309	-
1-month FHLB Advance	6/3/2014	6/5/2019	Other Assets	15,000	N/A	-	117
1-month FHLB Advance	6/5/2014	6/5/2021	Other Assets	15,000	N/A	-	342
				$405,000		$3,148	$459

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Derivatives and Hedging Activities (continued)

In June 2018, the Company entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities.  The variable rate trust preferred securities are tied to 3-month LIBOR, and the interest rate swaps utilize 3-month LIBOR, so the hedge is effective.  The interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	December 31, 2019	December 31, 2018
(dollars in thousands)

QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Other Liabilities	$10,000	4.79%	5.85%	$(971)	$(298)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Other Liabilities	8,000	4.79%	5.85%	(777)	(239)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Other Liabilities	10,000	3.54%	4.54%	(944)	(288)
Community National Statutory Trust II	9/20/2018	9/20/2028	Other Liabilities	3,000	4.08%	5.17%	(291)	(89)
Community National Statutory Trust III	9/15//2018	9/15/2028	Other Liabilities	3,500	3.64%	4.75%	(339)	(104)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Other Liabilities	4,500	3.64%	4.75%	(436)	(133)
				$39,000	4.18%	5.24%	$(3,758)	$(1,151)

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges to the extent they are included in the assessment of effectiveness, are recorded as a component of AOCI. The following is a summary of how AOCI was impacted during the reporting periods:

	Year Ended
	December 31, 2019	December 31, 2018
	(dollars in thousands)

Unrealized loss at beginning of period, net of tax	$(1,276)	$(805)
Amount reclassified from accumulated other comprehensive income to noninterest expense related to hedge ineffectiveness	—	27
Amount reclassified from accumulated other comprehensive income to interest expense related to caplet amortization	422	575
Amount of loss recognized in other comprehensive income, net of tax	(3,061)	(1,073)
Unrealized loss at end of period, net of tax	$(3,915)	$(1,276)

The Company has also entered into interest rate swap contracts that are not designated as hedging instruments.  These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with a third party financial institution. Additionally, the Company receives an upfront fee from the counterparty, dependent upon the pricing that is recognized upon receipt from the counterparty. Because the Company acts as an intermediary for the customer, changes in the fair value of the underlying derivative contracts, for the most part, offset each other and do not significantly impact the Company’s results of operations.

The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements.  The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information.  The Company manages dealer credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of ISDA master agreements, central clearing mechanisms and counterparty limits.  The agreements contain bilateral collateral arrangements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps.  The Company manages the risk of default by its borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures.  The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	December 31, 2019		December 31, 2018
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$787,221	$84,679	$445,022	$22,196
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$787,221	$84,679	$445,022	$22,196

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Derivatives and Hedging Activities (continued)

Swap fee income totaled $28.3 million, $10.8 million and $3.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized by investment securities with carrying values as follows:

	2019	2018
	(dollars in thousands)

U.S govt. sponsored agency securities	$3,541	$—
Municipal securities	22,924	—
Residential mortgage-backed and related securities	72,090	—
	$98,555	$—

In addition to the pledged investment securities, the Company collateralized the interest rate swaps with cash totaling $10.0 million and $18.5 million as of December 31, 2019 and 2018, respectively.

Note 8. Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $250,000, was $448.6 million and $592.7 million as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:	(dollars in thousands)
2020	$523,631
2021	130,895
2022	50,299
2023	9,162
2024	12,269
Thereafter	69
$726,325

The Company has public entity interest-bearing demand deposits and certificates of deposit that are collateralized by investment securities with carrying values as follows:

	2019	2018
	(dollars in thousands)

U.S. govt. sponsored agency securities	$6,135	$980
Residential mortgage-backed and related securities	3,782	9,883
	$9,917	$10,863

The Company had a $47.4 million PUD LOC with the FHLB of Des Moines for the purpose of providing additional collateral on public deposits as of December 31, 2019. As of December 31, 2018, the Company had a $80.8 million PUD LOC with the FHLB of Des Moines and a $11.0 million PUD LOC with the FHLB of Chicago. There were no amounts outstanding under these letters of credit as of December 31, 2019 or 2018.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Short-Term Borrowings

Short-term borrowings as of December 31, 2019 and 2018 are summarized as follows:

	2019	2018
	(dollars in thousands)

Overnight repurchase agreements with customers	$2,193	$2,084
Federal funds purchased	11,230	26,690
	$13,423	$28,774

The Company’s overnight repurchase agreements with customers are collateralized by investment securities with carrying values as follows:

	2019	2018
	(dollars in thousands)

U.S. govt. sponsored agency securities	$1,964	$3,662
Residential mortgage-backed and related securities	1,456	20,654
Total securities pledged to overnight customer repurchase agreements	3,420	24,316
Less: overcollateralized position	1,227	22,232
	$2,193	$2,084

Inherent in the overnight repurchase agreements is a risk that the fair value of the collateral pledged on the agreements could decline below the amount obligated under our customer repurchase agreements. The Company considers this risk minimal. The Company monitors balances daily to ensure that collateral is sufficient to meet obligations. Additionally, the Company maintains an overcollateralized position that is sufficient to cover any interest rate movements.

The securities underlying the agreements as of December 31, 2019 and 2018 were under the Company’s control in safekeeping at third-party financial institutions.

Information concerning overnight repurchase agreements with customers is summarized as follows as of December 31, 2019 and 2018:

	2019	2018
	(dollars in thousands)

Average daily balance during the period	$4,231	$7,831
Average daily interest rate during the period	0.73%	0.38%
Maximum month-end balance during the period	$4,177	$10,392
Weighted average rate as of end of period	1.00%	0.90%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Short-Term Borrowings (continued)

Information concerning federal funds purchased is summarized as follows as of December 31, 2019 and 2018:

	2019	2018
	(dollars in thousands)

Average daily balance during the period	$12,594	$13,059
Average daily interest rate during the period	2.56%	2.18%
Maximum month-end balance during the period	$17,010	$32,330
Weighted average rate as of end of period	1.50%	2.46%

Note 10. FHLB Advances

The subsidiary banks are members of the FHLB of Des Moines. Maturity and interest rate information on advances from the FHLB as of December 31, 2019 and 2018 is as follows:

	December 31, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End
	(dollars in thousands)
Maturity:
Year ending December 31:
2019	$—	—%	$239,958	2.60%
2020	110,900	1.73	11,484	1.74
2021	5,000	1.55	15,050	2.32
2022	23,400	1.73	—	—
2023	20,000	1.84	—	—
Total FHLB advances	$159,300	1.74%	$266,492	2.55%

The Company prepaid FHLB advances in 2019 using excess funds generated by strong deposit growth. The loss on the prepayment of the FHLB advances totaled $386 thousand.

Advances are collateralized by loans of $1.1 billion and $1.3 billion as of December 31, 2019 and 2018, respectively, in aggregate. On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type. Advances are also collateralized by securities of $1.4 million and $26.9 million as of December 31, 2019 and 2018, respectively, in aggregate. The Company continues to pledge loans under blanket liens to provide off balance sheet liquidity.

As of December 31, 2019 and included within the 2020 maturity grouping above are $109.3 million of short-term advances from the FHLB. These advances have maturities ranging from 1 day to 1 month. Short-term and overnight advances totaled $190.2 million as of December 31, 2018 and had maturities ranging from 1 day to 1 month.

As of December 31, 2019 and 2018, the subsidiary banks held $11.7 million and $15.7 million, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheet.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Other Borrowings and Unused Lines of Credit

Other borrowings as of December 31, 2019 and 2018 are summarized as follows:

	2019	2018
	(dollars in thousands)

Wholesale structured repurchase agreements	$—	$35,000
Term notes	—	23,250
Revolving line of credit	—	9,000
	$—	$67,250

The Company prepaid two wholesale structured repurchase agreements in the second quarter of 2019 using excess funds generated by strong deposit growth.  The first wholesale structured repurchase agreement totaled $5.0 million and had an original maturity date of March 13, 2020 with a rate of 2.58%.  The second wholesale structured repurchase agreement totaled $20.0 million and had an original maturity of June 13, 2020 with a rate of 2.46%.  The loss on the prepayment of the wholesale structured repurchase agreements totaled $50 thousand. In addition, wholesale repurchase agreements totaling $10.0 million matured in the second quarter of 2019.  The wholesale structured repurchase agreements were utilized as an alternative funding source to FHLB advanes and customer deposits.  Wholesale structured repurchase agreements were collateralized by certain U.S. government agency securities and residential mortgage backed and related securities with carrying values as follows:

	2019	2018
	(dollars in thousands)

U.S. govt. sponsored agency securities	$—	$—
Residential mortgage-backed and related securities	—	38,870
Total securities pledged to wholesale customer repurchase agreements	—	38,870
Less: overcollateralized position	—	3,870
	$—	$35,000

The Company had two term notes totaling $23.3 million at December 31, 2018 with original maturity dates of December 31, 2021. Interest on the term notes were calculated at the effective LIBOR rate plus 3.00% per annum (5.52% at December 31, 2018). The collateral on both borrowings was the original stock certificates and stock powers of all bank subsidiaries. In February 2019, immediately following the subordinated note issuance, the Company repaid the term notes.

In the second quarter of 2019, the Company renewed its revolving line of credit.  At renewal, the line amount was increased from $10.0 million to $20.0 million for which there is no outstanding balance as of December 31, 2019. Interest on the revolving line of credit is calculated at the effective LIBOR rate plus 2.25% per annum (4.01% at December 31, 2019). The collateral on the revolving line of credit is 100% of the outstanding capital stock of the Compnay’s bank subsidiaries.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Other Borrowings and Unused Lines of Credit (continued)

Unused lines of credit of the subsidiary banks as of December 31, 2019 and 2018 are summarized as follows:

	2019	2018
	(dollars in thousands)

Secured	$45,342	$1,690
Unsecured	335,300	362,000
	$380,642	$363,690

The Company pledges select C&I and CRE loans to the Federal Reserve Bank of Chicago for borrowing as part of the Borrower-In-Custody program.

Note 12. Subordinated Notes

Subordinated notes as of December 31, 2019 and 2018 are summarized as follows:

	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
	as of December 31, 2019	as of December 31, 2019	as of December 31, 2018	as of December 31, 2018	Maturity Date
	(dollars in thousands)

Subordinated debenture dated 2/1/19	$65,000	5.375%	$-	N/A %	2/15/2029
Subordinated debenture dated 4/30/16	2,000	4.00%	2,000	4.00%	4/30/2026
Subordinated debenture dated 9/15/16	3,000	4.00%	3,000	4.00%	9/15/2026
Debt issuance costs	(1,606)		(218)
Total Subordinated Debentures	$68,394		$4,782

On February 12, 2019, the Company completed an underwritten public offering of $65.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on February 15, 2029. Net proceeds, after deducting the underwriting discount and estimated expenses, were $63.4 million.  The subordinated notes, which qualify as Tier 2 captial for the Company, are at a fixed rate of 5.375% per year until but excluding February 15, 2024.  On this date, the interest will change to an annual floating rate equal to three-month LIBOR plus 282 basis points until the maturity date.  The interest on the subordinated notes are payable semi-annually, commencing on August 15, 2019 during the five year fixed term and therafter quarterly, commencing on February 15, 2024.    The subordinated notes have an optional redemption in whole or in part on any interest payment date on or after February 15, 2024.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.  Unamortized debt issuance costs related to the subordinated notes totaled $1.6 million at December 31, 2019.

Immediately following the issuance, the Company repaid term notes totaling $21.3 million and the outstanding balance of $9.0 million on its revolving line of credit.  The Company intends to use the remaining net proceeds from this offering for general corporate purposes, including the pursuit of opportunistic acquisitions of similar or complementary financial service organizations, repaying indebtedness, financing investments and capital expeditures, repurchasing shares of the Company’s common stock, investing in the subsidiary banks or other strategic opportunities that may arise in the future.

As part of the merger with Springfield Bancshares, the Company assumed two subordinated debentures with a fair value of $4.8 million.  The interest rate on the subordinated debentures is fixed for the first five years of the term and then converts to floating for the remaining term, at a rate of Prime floating daily.  The debentures may be called after a minimum of five years following issuance and at the prior approval of the appropriate regulatory agencies. These subordinated debentures are unsecured.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Junior Subordinated Debentures

Junior subordinated debentures are summarized as of December 31, 2019 and 2018 as follows:

	2019	2018
	(dollars in thousands)

Note Payable to QCR Holdings Capital Trust II	$10,310	$10,310
Note Payable to QCR Holdings Capital Trust III	8,248	8,248
Note Payable to QCR Holdings Capital Trust V	10,310	10,310
Note Payable to Community National Trust II	3,093	3,093
Note Payable to Community National Trust III	3,609	3,609
Note Payable to Guaranty Bankshares Statutory Trust I*	4,640	4,640
Market Value Discount per ASC 805**	(2,372)	(2,540)
	$37,838	$37,670

*     As part of the acquisition of Guaranty Bank, the Company assumed one junior subordinated debenture with a fair value of $3.9 million.

**   Market value discount includes discount on junior subordinated debt acquired in 2013 as part of the purchase of Community National and junior subordinated debt acquired in 2017 as part of the purchase of Guaranty Bank.

A schedule of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including the amounts outstanding as of December 31, 2019 and 2018, is as follows:

		Amount	Amount
		Outstanding	Outstanding
		December 31,	December 31,		Interest Rate as of	Interest Rate as of
Name	Date Issued	2019	2018	Interest Rate	December 31, 2019	December 31, 2018
		(dollars in thousands)

QCR Holdings Statutory Trust II*	February 2004	$10,310	$10,310	2.85% over 3-month LIBOR	4.79%	5.65%
QCR Holdings Statutory Trust III	February 2004	8,248	8,248	2.85% over 3-month LIBOR	4.79%	5.65%
QCR Holdings Statutory Trust V	February 2006	10,310	10,310	1.55% over 3-month LIBOR	3.54%	3.99%
Community National Statutory Trust II	September 2004	3,093	3,093	2.17% over 3-month LIBOR	4.08%	4.96%
Community National Statutory Trust III	March 2007	3,609	3,609	1.75% over 3-month LIBOR	3.64%	4.54%
Guaranty Bankshares Statutory Trust I	May 2005	4,640	4,640	1.75% over 3-month LIBOR	3.64%	4.54%
		$40,210	$40,210	Weighted Average Rate	4.18%	4.94%

*    Original amount issued for QCR Holdings Statutory Trust II was $12,372,000.

Securities issued by all of the trusts listed above mature 30 years from the date of issuance, but all are currently callable at par at any time. Interest rate reset dates vary by Trust.

The Company uses interest rate swaps for the purpose of hedging interest rate risk on the variable rate junior subordinated debt.  See Note 7 to the Consolidated Financial Statements for the details of these instruments.

Note 14. Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
	(dollars in thousands)

Current	$8,255	$2,723	$10,976
Deferred	6,364	6,292	(6,030)
	$14,619	$9,015	$4,946

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019		2018		2017
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(dollars in thousands)

Computed "expected" tax expense	$15,126	21.0%	$10,948	21.0%	$14,229	35%
Tax exempt income, net	(4,470)	(6.2)	(3,958)	(7.6)	(5,654)	(13.9)
Bank-owned life insurance	(360)	(0.5)	(343)	(0.6)	(631)	(1.5)
State income taxes, net of federal benefit, current year	3,668	5.1	2,681	5.2	1,765	4.3
Change in unrecognized tax benefits	(93)	(0.1)	(45)	(0.1)	(54)	(0.1)
Goodwill impairment	630	0.9	—	—	—	—
Intended liquidation of bank-owned life insurance	790	1.1	—	—	—	—
Tax credits	(705)	(1.0)	(154)	(0.3)	(341)	(0.8)
Acquisition costs	—	—	227	0.4	—	—
Excess tax benefit on stock options exercised and restricted stock awards vested	(287)	(0.4)	(425)	(0.8)	(1,220)	(3.0)
Re-measurement of deferred tax asset to incorporate newly enacted tax rates	—	—	—	—	(2,919)	(7.2)
Other	320	0.4	84	0.1	(229)	(0.6)
Federal and state income tax expense	$14,619	20.3%	$9,015	17.3%	$4,946	12.2%

Changes in the unrecognized tax benefits included in other liabilities are as follows for the years ended December 31, 2019 and 2018:

	2019	2018
	(dollars in thousands)

Balance, beginning	$1,249	$1,293
Impact of tax positions taken during current year	375	287
Gross increase (decrease) related to tax positions of prior years	44	(178)
Reduction as a result of a lapse of the applicable statute of limitations	(414)	(153)
Balance, ending	$1,254	$1,249

Included in the unrecognized tax benefits liability at December 31, 2019 are potential benefits of approximately $1.1 million that, if recognized, would affect the effective tax rate.

The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At December 31, 2019 and 2018, accrued interest on uncertain tax positions was approximately $232 thousand and $205 thousand, respectively. Estimated interest related to the underpayment of income taxes is classified as a component of “income tax expense” in the statements of income.

The Company’s federal income tax returns are open and subject to examination from the 2016 tax return year and later. Various state franchise and income tax returns are generally open from the 2015 and later tax return years based on individual state statutes of limitations.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Federal and State Income Taxes (continued)

The net deferred tax liabilities consisted of the following as of December 31, 2019 and 2018:

	2019	2018
	(dollars in thousands)
Deferred tax assets:
Alternative minimum tax credits	$—	$2,911
Historic tax credits	68	1,937
Net unrealized losses on securities available for sale and derivative instruments	126	1,687
Compensation	8,433	6,772
Loan/lease losses	11,332	9,549
Net operating loss carryforwards, federal and state	739	849
Other	605	53
	21,303	23,758
Deferred tax liabilities:
Premises and equipment	4,616	2,717
Equipment financing leases	16,252	18,329
Acquisition fair value adjustments	3,963	2,739
Intended liquidation of bank-owned life insurance	850	—
Gain on sale of assets and liabilities of subsidiary	794	—
Investment accretion	28	31
Deferred loan origination fees, net	704	482
Other	832	424
	28,039	24,722
Net deferred tax liabilities	$(6,736)	$(964)

At December 31, 2019, the Company had $3.5 million of federal tax net operating loss carryforwards which are set to expire in varying amounts between 2029 and 2033. At December 31, 2019, the Company had $2.1 million of state tax net operating loss carryforwards which are set to expire in varying amounts between 2023 and 2028. All of the federal tax net operating loss carryforwards and the state tax net operating loss carryforwards were acquired from Community National and CNB.

The change in deferred income taxes was reflected in the Consolidated Financial Statements as follows for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
	(dollars in thousands)

Provision for income taxes	$6,364	$6,292	$(6,030)
Net deferred tax asset resulting from market value adjustments of acquisitions	(381)	(52)	243
Net deferred tax liabilities resulting from sale of bank subsidiary	(1,644)	—	—
Re-measurement of deferred tax asset to incorporate newly enacted tax rates	—	—	2,919
Statement of stockholders' equity- Other comprehensive income (loss)	1,433	(1,000)	668
	$5,772	$5,240	$(2,200)

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Employee Benefit Plans

The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. Substantially all employees who are at least 18 years of age are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee’s compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. There were no discretionary contributions for the years ended December 31, 2019, 2018 and 2017. Company matching contributions for the years ended December 31, 2019, 2018, and 2017 were as follows:

	2019	2018	2017
	(dollars in thousands)

Matching contribution	$2,443	$2,000	$1,663

The Company has entered into nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified retirement plan. Changes in the liability related to the SERPs, included in other liabilities, are as follows for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(dollars in thousands)

Balance, beginning	$4,623	$4,330	$4,093
Expense accrued	701	457	401
Cash payments made	(164)	(164)	(164)
Balance, ending	$5,160	$4,623	$4,330

The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements, the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution varies by officer and is a maximum of between $8 thousand and $25 thousand annually as set forth in each officer’s participation agreement. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate subject to a minimum of 4% and a maximum of 12% with such limits differing by officer. The Company has also entered into deferred compensation agreements with certain other officers. Under the provisions of the agreements, the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution differs by officer and is a maximum between 4% and 10% of the officer’s compensation. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate plus one percentage point, and has a minimum of 4% and shall not exceed 8%.

Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. As of December 31, 2019 and 2018, the liability related to the agreements totaled $19.5 million and $15.0 million, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Employee Benefit Plans (continued)

Changes in the deferred compensation agreements, included in other liabilities, are as follows for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
	(dollars in thousands)

Balance, beginning	$15,029	$12,347	$10,455
Employee deferrals	2,474	1,407	933
Company match and interest	2,072	1,367	1,025
Cash payments made	(101)	(92)	(66)
Balance, ending	$19,474	$15,029	$12,347

Note 16. Stock-Based Compensation

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

The 2008 Equity Incentive Plan, the 2010 Equity Incentive Plan, the 2013 Equity Incentive Plan, and the 2016 Equity Incentive Plan (collectively, the “Equity Plans”) are administered by the Compensation Committee of the Board of Directors (the “Committee”). As of December 31, 2019, there were 219,305 remaining shares of common stock available for the grant of future awards under the Equity Plans; however, such future awards may be granted only under the 2016 Equity Incentive Plan.

The number and exercise price of options granted under the Equity Plans are determined by the Committee at the time the option is granted. In no event can the exercise price be less than the value of the common stock at the date of the grant for stock options. All options have a 10‑year life and will vest and become exercisable from 3‑to‑7 years after the date of the grant.

Stock-based compensation expense was reflected in the Consolidated Financial Statements as follows for the years ended December 31, 2019, 2018, and 2017.

	2019	2018	2017
	(dollars in thousands)

Stock options	$475	$472	$554
Restricted stock awards	1,850	857	553
Stock purchase plan	144	114	80
	$2,469	$1,443	$1,187

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensastion (continued)

Stock options:

A summary of the stock option plans as of December 31, 2019, 2018, and 2017 and changes during the years then ended is presented below:

	December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning	469,572	$18.52	513,554	$17.13	587,961	$14.83
Granted	20,200	36.00	16,315	44.02	43,250	43.86
Exercised	(59,393)	12.11	(60,127)	13.56	(114,100)	15.12
Forfeited	(3,466)	31.59	(170)	16.81	(3,557)	26.74
Outstanding, ending	426,913	20.14	469,572	18.52	513,554	17.13

Exercisable, ending	365,084		358,270		354,269

Weighted average fair value per option granted	$11.29		$14.68		$14.75

A further summary of options outstanding as of December 31, 2019 is presented below:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$7.99 to $8.93	18,405	1.11	$8.10	18,405	$8.10
$9.00 to $9.30	88,490	1.47	9.21	88,490	9.21
$15.50 to $15.65	67,541	3.24	15.64	66,741	15.64
$17.10 to $18.00	115,645	4.56	17.31	114,633	17.30
$21.71 to $22.64	59,905	6.08	22.63	46,309	22.63
$36.00 to $48.50	76,927	7.91	41.84	30,506	43.73
	426,913			365,084

Restricted stock awards:

A summary of changes in the Company’s nonvested restricted stock, restricted stock unit and performance stock unit awards as of December 31, 2019, 2018 and 2017 is presented below:

	December 31,
	2019	2018	2017
Outstanding, beginning	64,099	46,389	39,438
Granted*	85,961	37,315	28,289
Released	(37,624)	(19,605)	(21,338)
Forfeited	(5,610)	—	—
Outstanding, ending	106,826	64,099	46,389

Weighted average fair value per share granted	$20.14	$43.50	$44.44

*  At December 31, 2019, includes 18,634 shares of restricted stock, 49,269 restricted stock units and 18,058 performance share units.

   At December 31, 2018, includes 22,660 shares of restricted stock and 14,655 restricted stock units.

   At December 31, 2017, includes 28,289 shares of restricted stock.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (continued)

The total grant value of restricted stock and restricted stock unit awards that were released during the years ended December 31, 2019, 2018 and 2017 was $1.3 million, $622 thousand and $509 thousand, respectively.

Stock purchase plan:

The Company’s Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). On May 2, 2012, the Company’s stockholders approved a complete amendment and restatement of the Purchase Plan. As of January 1, 2019, there were 128,320 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 85% of the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in an offering period is $10 thousand. Additionally, the maximum percentage that any one participant can elect to contribute is 15% of his or her compensation for the year ended December 31, 2019.  The maximum percentage that any one participant could elect to contributes was 10% of his or her compensation for the years ended December 31, 2018 and 2017. Information for the stock purchase plan for the years ended December 31, 2019, 2018, and 2017 is presented below:

	2019	2018	2017
Shares granted	29,882	17,305	12,414
Shares purchased	28,775	15,528	13,318
Weighted average fair value per share granted	$4.81	$6.63	$6.42

Note 17. Regulatory Capital Requirements and Restrictions on Dividends

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of December 31, 2019 and 2018, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2019 and 2018 are also presented in the following table (dollars in thousands). As of December 31, 2019 and 2018, the subsidiary banks met the requirements to be “well capitalized”.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17. Regulatory Capital Requirements and Restrictions on Dividends (continued)

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer*			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2019:
Company:
Total risk-based capital	$581,234	13.33%	$348,937	>	8.00%	$457,980	>	10.50%	$436,171	>	10.00%
Tier 1 risk-based capital	481,702	11.04	261,703	>	6.00	370,746	>	8.50	348,937	>	8.00
Tier 1 leverage	481,702	9.53	202,207	>	4.00	202,207	>	4.00	252,758	>	5.00
Common equity Tier 1	443,864	10.18	196,277	>	4.50	305,320	>	7.00	283,511	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$183,855	11.83%	$124,362	>	8.00%	$163,225	>	10.50%	$155,452	>	10.00%
Tier 1 risk-based capital	170,137	10.94	93,271	>	6.00	132,134	>	8.50	124,362	>	8.00
Tier 1 leverage	170,137	9.94	68,479	>	4.00	68,479	>	4.00	85,598	>	5.00
Common equity Tier 1	170,137	10.94	69,953	>	4.50	108,817	>	7.00	101,044	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$175,498	11.90%	$117,953	>	8.00%	$154,813	>	10.50%	$147,441	>	10.00%
Tier 1 risk-based capital	162,127	11.00	88,465	>	6.00	125,325	>	8.50	117,953	>	8.00
Tier 1 leverage	162,127	10.41	62,286	>	4.00	62,286	>	4.00	77,857	>	5.00
Common equity Tier 1	162,127	11.00	66,349	>	4.50	103,209	>	7.00	95,837	>	6.50
Community State Bank:
Total risk-based capital	$92,095	12.32%	$59,813	>	8.00%	$78,504	>	10.50%	$74,766	>	10.00%
Tier 1 risk-based capital	85,437	11.43	44,860	>	6.00	63,551	>	8.50	59,813	>	8.00
Tier 1 leverage	85,437	10.39	32,902	>	4.00	32,902	>	4.00	41,128	>	5.00
Common equity Tier 1	85,437	11.43	33,645	>	4.50	52,336	>	7.00	48,598	>	6.50
Springfield First Community Bank:
Total risk-based capital	$71,074	12.72%	$44,704	>	8.00%	$58,674	>	10.50%	$55,880	>	10.00%
Tier 1 risk-based capital	63,956	11.45	33,528	>	6.00	47,498	>	8.50	44,704	>	8.00
Tier 1 leverage	63,956	9.70	26,379	>	4.00	26,379	>	4.00	32,974	>	5.00
Common equity Tier 1	63,956	11.45	25,146	>	4.50	39,116	>	7.00	36,322	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2018:
Company:
Total risk-based capital	$460,416	10.69%	$344,551	>	8.00%	$425,305	>	9.875%	$430,689	>	10.00%
Tier 1 risk-based capital	420,569	9.77	258,413	>	6.00	339,168	>	7.875	344,551	>	8.00
Tier 1 leverage	420,569	8.87	189,858	>	4.00	189,858	>	4.000	237,322	>	5.00
Common equity Tier 1	382,899	8.89	193,810	>	4.50	274,564	>	6.375	279,948	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$162,009	11.38%	$113,900	>	8.00%	$140,596	>	9.875%	$142,376	>	10.00%
Tier 1 risk-based capital	148,529	10.43	85,425	>	6.00	112,121	>	7.875	113,900	>	8.00
Tier 1 leverage	148,529	9.04	65,744	>	4.00	65,744	>	4.000	82,180	>	5.00
Common equity Tier 1	148,529	10.43	64,069	>	4.50	90,764	>	6.375	92,544	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$146,292	11.55%	$101,310	>	8.00%	$125,054	>	9.875%	$126,637	>	10.00%
Tier 1 risk-based capital	133,982	10.58	75,982	>	6.00	99,727	>	7.875	101,310	>	8.00
Tier 1 leverage	133,982	9.98	53,682	>	4.00	53,682	>	4.000	67,103	>	5.00
Common equity Tier 1	133,982	10.58	56,987	>	4.50	80,731	>	6.375	82,314	>	6.50
Community State Bank:
Total risk-based capital	$75,233	11.24%	$53,567	>	8.00%	$66,122	>	9.875%	$66,959	>	10.00%
Tier 1 risk-based capital	69,101	10.32	40,175	>	6.00	52,730	>	7.875	53,567	>	8.00
Tier 1 leverage	69,101	9.19	30,070	>	4.00	30,070	>	4.000	37,588	>	5.00
Common equity Tier 1	69,101	10.32	30,131	>	4.50	42,686	>	6.375	43,523	>	6.50
Springfield First Community Bank:
Total risk-based capital	$57,051	12.24%	$37,278	>	8.00%	$46,016	>	9.875%	$46,598	>	10.00%
Tier 1 risk-based capital	51,279	11.00	27,959	>	6.00	36,696	>	7.875	37,278	>	8.00
Tier 1 leverage	51,279	9.39	21,849	>	4.00	21,849	>	4.000	27,312	>	5.00
Common equity Tier 1	51,279	11.00	20,969	>	4.50	29,706	>	6.375	30,289	>	6.50
Rockford Bank & Trust
Total risk-based capital	$50,648	10.89%	$37,208	>	8.00%	$45,929	>	9.875%	$46,511	>	10.00%
Tier 1 risk-based capital	44,821	9.64	27,906	>	6.00	36,627	>	7.875	37,208	>	8.00
Tier 1 leverage	44,821	8.93	20,081	>	4.00	20,081	>	4.000	25,101	>	5.00
Common equity Tier 1	44,821	9.64	20,930	>	4.50	29,650	>	6.375	30,232	>	6.50

*   December 31, 2019 minimums reflect the fully phased-in ratios (including the capital conservation buffer).

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17. Regulatory Capital Requirements and Restrictions on Dividends (continued)

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in four private placements and assumed three issues of junior subordinated debentures in connection with the acquisitions. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. These circumstances did not exist at December 31, 2019 or 2018.

In February 2019, the Company completed a subordinated notes offering.  See Note 12 of the Consolidated Financial Statements for further information on this subordinated notes offering.

On February 18, 2020, the Company announced a share repurchase program, permitting the repurchase of up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and 10b-18 of the SEC.  The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requiremets and other factors.  The repurchase program does not obligate the Company to purchase any particular number of shares.

Note 18. Earnings per Share

The following information was used in the computation of basic and diluted EPS for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
	(dollars in thousands, except per share data)

Net income	$57,408	$43,120	$35,707

Basic EPS	$3.65	$2.92	$2.68
Diluted EPS	$3.60	$2.86	$2.61

Weighted average common shares outstanding*	15,730,016	14,768,687	13,325,128
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	237,759	296,043	355,344
Weighted average common and common equivalent shares outstanding**	15,967,775	15,064,730	13,680,472

*   The increase in weighted average common shares outstanding from 2017 to 2018 and 2019 was primarily due to the common stock issuances that occurred in conjunction with the Springfield Bancshares merger and Guaranty Bank acquisition.

                 **  Excludes anti-dilutive shares of 80,437, 91,954 and 49,919  at December 31, 2019, 2018 and 2017, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19. Commitments and Contingencies

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2019 and 2018, no amounts had been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.

As of December 31, 2019 and 2018, commitments to extend credit aggregated $1.2 billion. As of December 31, 2019 and 2018, standby letters of credit aggregated $23.8 million and $20.3 million, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $3.7 million and $1.3 million as of December 31, 2019 and 2018, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates of insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $24.5 million and $12.4 million of sold residential mortgage loans with recourse provisions still in effect at December 31, 2019 and 2018, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2019, 2018, and 2017. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19. Commitments and Contingencies (continued)

Aside from cash on-hand and in-vault, the majority of the Company’s cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $34.6 million and $52.6 million as of December 31, 2019 and 2018, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

Note 20. Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2019
	March	June	September	December
	2019	2019	2019	2019
	(dollars in thousands)

Total interest income	$52,101	$54,181	$56,817	$52,977
Total interest expense	15,193	16,168	16,098	13,058
Net interest income	36,908	38,013	40,719	39,919
Provision for loan/lease losses	2,134	1,941	2,012	979
Noninterest income	11,992	17,065	19,906	29,805
Noninterest expense	32,435	36,560	39,945	46,294
Income before taxes	14,331	16,577	18,668	22,451
Federal and state income tax expense (benefit)	1,413	3,073	3,573	6,560
Net income	$12,918	$13,504	$15,095	$15,891

EPS:
Basic	$0.82	$0.86	$0.96	$1.01
Diluted	$0.81	$0.85	$0.94	$0.99

	Year Ended December 31, 2018
	March	June	September	December
	2018	2018	2018	2018
	(dollars in thousands)

Total interest income	$39,546	$40,799	$49,830	$52,704
Total interest expense	7,143	8,714	11,516	13,109
Net interest income	32,403	32,085	38,314	39,595
Provision for loan/lease losses	2,540	2,301	6,206	1,612
Noninterest income	8,541	8,912	8,809	15,278
Noninterest expense	25,863	26,370	30,500	36,410
Income before taxes	12,541	12,326	10,417	16,851
Federal and state income tax expense	1,991	1,881	1,608	3,535
Net income	$10,550	$10,445	$8,809	$13,316

EPS:
Basic	$0.76	$0.75	$0.56	$0.85
Diluted	$0.74	$0.73	$0.55	$0.84

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

Condensed Balance Sheets
December 31, 2019 and 2018

	2019	2018
	(dollars in thousands)
Assets
Cash and due from banks	$59,529	$6,606
Interest-bearing deposits at financial institutions	5,601	1,001
Investment in bank subsidiaries	570,698	532,164
Investment in nonbank subsidiaries	13,239	4,880
Premises and equipment, net	9,424	6,956
Goodwill	682	3,766
Intangibles	1,503	1,855
Other assets	15,150	14,794
Total assets	$675,826	$572,022

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$—	$32,250
Subordinated notes	63,531	—
Junior subordinated debentures	37,838	37,670
Other liabilities	39,106	28,964
Total liabilities	140,475	98,884

Stockholders' Equity:
Common stock	15,828	15,718
Additional paid-in capital	274,785	270,761
Retained earnings	245,836	192,203
Accumulated other comprehensive loss	(1,098)	(5,544)
Total stockholders' equity	535,351	473,138
Total liabilities and stockholders' equity	$675,826	$572,022

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Parent Company Only Financial Statements (continued)

Condensed Statements of Income
Years Ended December 31, 2019, 2018, and 2017

	2019	2018	2017
	(dollars in thousands)

Total interest income	$77	$88	$13
Equity in net income of bank subsidiaries	69,966	55,209	45,104
Equity in net income of nonbank subsidiaries	6,797	(436)	75
Securities gains	—	—	6
Other	314	(322)	3
Total income	77,154	54,539	45,201

Interest expense	5,836	3,637	2,658
Salaries and employee benefits	8,739	6,598	5,022
Professional fees	1,545	1,872	1,345
Acquisition costs	—	1,654	1,069
Post-acquisition compensation, transition and integration costs	3,171	165	3,151
Disposition costs	1,606	—	—
Goodwill impairment	3,000	—	—
Other	2,147	1,026	1,134
Total expenses	26,044	14,952	14,379

Income before income tax benefit	51,110	39,587	30,822

Income tax benefit	6,298	3,533	4,885
Net income	$57,408	$43,120	$35,707

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Parent Company Only Financial Statements (continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2019, 2018, and 2017

	2019	2018	2017
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$57,408	$43,120	$35,707
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of bank subsidiaries	(69,966)	(55,209)	(45,104)
Earnings (losses) of nonbank subsidiaries	(6,797)	436	(75)
Distributions from bank subsidiaries	—	34,500	21,000
Distributions from nonbank subsidiaries	45,058	63	39
Accretion of acquisition fair value adjustments	305	183	149
Depreciation	327	249	225
Stock-based compensation expense	2,469	1,443	1,187
Securities gains, net	—	—	(6)
Goodwill impairment	3,000	—	—
Decrease (increase) in other assets	26	2,232	(969)
(Decrease) increase in other liabilities	7,814	(7,226)	(6,919)
Net cash provided by operating activities	39,644	19,791	5,234

Cash Flows from Investing Activities:
Net increase (decrease) in interest-bearing deposits at financial institutions	(4,600)	(1,000)	—
Activity in securities portfolio:
Calls, maturities and redemptions	—	—	6
Sales	—	—	32
Capital infusion, bank subsidiaries	(8,600)	(3,500)	—
Capital infusion, non-bank subsidiaries	(100)	—	—
Net cash paid for acquisitions	—	(5,183)	(3,369)
Purchase of premises and equipment	(2,861)	(2,257)	(69)
Net cash (used in) investing activities	(16,161)	(11,940)	(3,400)

Cash Flows from Financing Activities:
Activity in other borrowings:
Proceeds from other borrowings	—	9,000	7,000
Paydown on revolving line of credit	(9,000)	—	—
Prepayments	(21,313)	—	—
Calls, maturities and scheduled payments	(1,799)	(12,550)	(11,000)
Proceeds from subordinated notes	63,393	—	—
Payment of cash dividends on common and preferred stock	(3,767)	(3,300)	(2,494)
Proceeds from issuance of common stock, net	1,926	1,279	2,056
Net cash provided by (used in) financing activities	29,440	(5,571)	(4,438)

Net increase (decrease) in cash and due from banks	52,923	2,280	(2,604)

Cash and due from banks:
Beginning	6,606	4,326	6,930
Ending	$59,529	$6,606	$4,326

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

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis comprised the following at December 31, 2019 and 2018:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
December 31, 2019:
Securities AFS:
U.S. govt. sponsored agency securities	$20,078	$—	$20,078	$—
Residential mortgage-backed and related securities	120,587	—	120,587	—
Municipal securities	48,257	—	48,257	—
Other securities	21,773	—	21,773	—
Interest rate caps	3,148	—	3,148	—
Interest rate swaps - assets	84,679	—	84,679	—
Total assets measured at fair value	$298,522	$—	$298,522	$—

Interest rate swaps - liabilities	$88,437	$—	$88,437	$—
Total liabilities measured at fair value	$88,437	$—	$88,437	$—

December 31, 2018:
Securities AFS:
U.S. govt. sponsored agency securities	$36,411	$—	$36,411	$—
Residential mortgage-backed and related securities	159,249	—	159,249	—
Municipal securities	58,546	—	58,546	—
Other securities	6,850	—	6,850	—
Interest rate caps	459	—	459	—
Interest rate swaps - assets	22,196	—	22,196	—
Total assets measured at fair value	$283,711	$—	$283,711	$—

Interest rate swaps - liabilities	$23,347	$—	$23,347	$—
Total liabilities measured at fair value	$23,347	$—	$23,347	$—

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy during the years ended December 31, 2019 or 2018.

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

Interest rate swaps are used for the purpose of hedging interest rate risk on junior subordinated debt.  See Note 7 to the Consolidated Financial Statements for the details of these instruments. The fair values are determined by comparing the contract rate on the swap with the then-current market rate for the remaining term of the transaction (Level 2 inputs).

Interest rate swaps are also executed for select commercial customers. See Note 7 to the Consolidated Financial Statements for the detail of these instruments. The fair values are determined by comparing the contractual rate on the swap with the then-current market rate for the remaining term of the transaction (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprised the following at December 31, 2019 and 2018:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
December 31, 2019:
Impaired loans/leases	$3,394	$—	$—	$3,394
OREO	4,459	—	—	4,459
	$7,853	$—	$—	$7,853

December 31, 2018:
Impaired loans/leases	$9,657	$—	$—	$9,657
OREO	10,128	—	—	10,128
	$19,785	$—	$—	$19,785

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22. Fair Value (continued)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	December 31,	December 31,
	2019	2018	Valuation Technique	Unobservable Input	Range
	(dollars in thousands)

Impaired loans/leases	$3,394	$9,657	Appraisal of collateral	Appraisal adjustments	(10.00)%	to	(30.00)%
OREO	4,459	10,128	Appraisal of collateral	Appraisal adjustments	0.00%	to	(35.00)%

For impaired loans/leases and other real estate owned, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the years ended December 31, 2019 or 2018.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of December 31, 2019		As of December 31, 2018
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
		(dollars in thousands)

Cash and due from banks	Level 1	$76,254	$76,254	$85,523	$85,523
Federal funds sold	Level 2	9,800	9,800	26,398	26,398
Interest-bearing deposits at financial institutions	Level 2	147,891	147,891	133,198	133,198
Investment securities:
HTM	Level 2	400,646	426,545	401,913	400,770
AFS	*	210,695	210,695	261,056	261,056
Loans/leases receivable, net	Level 3	3,143	3,394	8,942	9,657
Loans/leases receivable, net	Level 2	3,651,061	3,606,520	3,683,965	3,639,329
Interest rate caps	Level 2	3,148	3,148	459	459
Interest rate swaps - assets	Level 2	84,679	84,679	22,196	22,196

Deposits:
Nonmaturity deposits	Level 2	3,184,726	3,184,726	3,002,327	3,002,327
Time deposits	Level 2	726,325	742,444	974,704	968,906
Short-term borrowings	Level 2	13,423	13,423	28,774	28,774
FHLB advances	Level 2	159,300	159,193	266,492	265,926
Other borrowings	Level 2	—	—	67,250	67,770
Subordinated notes	Level 2	68,394	68,563	4,782	4,933
Junior subordinated debentures	Level 2	37,838	30,477	37,670	29,992
Interest rate swaps - liabilities	Level 2	88,437	88,437	23,347	23,347

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23. Business Segment Information

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

The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the four subsidiary banks wholly-owned by the Company: QCBT, CRBT, CSB and SFC Bank. Each of these secondary segments offer similar products and services, but are managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

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

The Company’s All Other segment includes the corporate operations of the parent and operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds. The financial results for RB&T prior to the sale of the majority of its assets and liabilities at November 30, 2019 are also included in the Company’s All Other segment as are the assets held for sale at December 31, 2019.

Selected financial information on the Company’s business segments, with all intercompany accounts and transactions eliminated, is presented as follows as of and for the years ended December 31, 2019, 2018, and 2017:

	Commercial Banking				Wealth		Intercompany	Consolidated
	QCBT	CRBT*	CSB	SFC Bank	Management	All other*	Eliminations	Total
	(dollars in thousands)
Twelve Months Ended December 31, 2019
Total revenue	$79,418	$93,147	$41,589	$31,569	$16,553	$32,791	$(223)	$294,844
Net interest income	52,097	44,310	31,370	21,422	—	6,360	—	155,559
Provision	3,433	1,080	679	1,315	—	559	—	7,066
Net income (loss) from continuing operations	19,006	26,940	10,824	8,243	3,567	(11,172)	—	57,408
Goodwill	3,223	14,980	9,888	45,975	—	682	—	74,748
Intangibles	—	2,684	3,980	6,802	—	1,504	—	14,970
Total assets	1,682,477	1,572,324	853,834	748,753	—	116,968	(65,306)	4,909,050

Twelve Months Ended December 31, 2018
Total revenue	$69,691	$69,864	$36,069	$15,152	$13,433	$21,082	$(871)	$224,420
Net interest income	48,682	43,038	28,763	11,835	—	10,077	—	142,395
Provision	3,693	1,833	1,523	990	—	4,619	—	12,658
Net income (loss) from continuing operations	18,347	20,044	8,389	4,816	2,952	(11,428)	—	43,120
Goodwill	3,223	14,980	9,888	45,975	—	3,766	—	77,832
Intangibles	—	3,186	4,675	7,735	—	1,854	—	17,450
Total assets	1,623,369	1,379,222	785,364	632,849	—	555,293	(26,387)	4,949,710

Twelve Months Ended December 31, 2017
Total revenue	$58,056	$45,367	$31,944	$—	$11,058	$20,074	$(500)	$165,999
Net interest income	46,407	31,042	27,021	—	—	11,595	—	116,065
Provision for loan/lease losses	3,909	1,050	2,783	—	—	728	—	8,470
Net income (loss)	22,095	10,712	7,048	—	2,241	(6,389)	—	35,707
Goodwill	3,223	15,223	9,888	—	—	—	—	28,334
Intangibles	—	3,694	5,385	—	—	—	—	9,079
Total assets	1,541,778	1,307,377	670,516	—	—	489,918	(26,924)	3,982,665

*    Includes financial results for Guaranty Bank for the period from October 1, 2017 through December 2, 2017, when Guaranty Bank was merged into CRBT and financial results for RB&T for the years 2017, 2018 and the period from January 1, 2019 through November 30, 2019, prior to the sale of the majority of its assets and liabilities.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d – 15(e) promulgated under the Exchange Act) as of December 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was: (1) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures; and (2) recorded, processed, summarized and reported as and when required.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2019. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.

RSM US LLP, the Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019, which is included on the following pages of this Form 10‑K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QCR Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited QCR Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of

December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019  and our report dated March 13, 2020 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Davenport, Iowa

March 13, 2020

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

Item 9B.    Other Information

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

The table below sets forth the following information as of December 31, 2019 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	The number of securities to be issued upon the exercise of outstanding options, warrants, and rights;
(b)	The weighted-average exercise price of such outstanding options, warrants, and rights; and
(c)	Other than securities to be issued upon the exercise of such outstanding options, warrants, and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Number of securities remaining
	Number of securities to be			available for future issuance
	issued upon exercise of		Weighted-average exercise price	under equity compensation
	outstanding options, warrants,		of outstanding options,	plans (excluding securities
Plan category	and rights		warrants, and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	503,884	(2)	$20.24	347,625	(3)

Equity compensation plans not approved by stockholders	—		—	—

Total	503,884	(2)	$20.24	347,625	(3)

(1)	The weighted average exercise price only relates to outstanding option awards.
(2)	Includes 426,913 outstanding option awards, 53,360 outstanding restricted stock units and 18,058 outstanding performance share units granted under the Stock Option Plans.
(3) Includes 219,305 and 128,320 shares available under the QCR Holdings, Inc. 2016 Equity Incentive Plan and QCR Holdings, Inc.

        Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management and Directors” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

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

2.1*

Purchase and Assumption Agreement by and among Illinois Bank & Trust, Rockford Bank and Trust Company and QCR Holdings, Inc. (solely for the purposes of the sections defined therein), dated August 13, 2019 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on August 13, 2019).

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

4.2	Description of the Company’s Securities (filed herewith).

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

10.11+

Amended and Restated Executive Deferred Compensation Plan Participation Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 19, 2013 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014).

10.12+

Amended and Restated Executive Deferred Compensation Plan Participation Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 19, 2013 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014).

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

10.34+

Transitional Employment Agreement, dated November 19, 2018, between QCR Holdings, Inc. and Douglas M. Hultquist (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 19, 2018).

10.35+

Employment Agreement, dated November 19, 2018, between QCR Holdings, Inc. and Larry Helling (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 19, 2018).

10.36+

Employment Agreement, dated November 19, 2018, between QCR Holdings, Inc. and Todd Gipple (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed November 19, 2018).

10.37+	Employment Agreement, dated January 9, 2019, between QCR Holdings, Inc., Quad City Bank and Trust Company, and John Anderson (filed herewith).

10.38+	Executive Deferred Compensation Plan Participation Agreement, dated December 16, 2016, between Quad City Bank and Trust Company and John Anderson (filed herewith).

10.39+	Executive Deferred Compensation Plan Participation Agreement, dated November 24, 2014, between QCR Holdings, Inc. and Dana Nichols (filed herewith).

10.40+	First Amendment to the Employment Agreement, dated December 31, 2008, between Cedar Rapids Bank and Trust Company and Dana Nichols (filed herewith).

10.41+	Employment Agreement, dated April 17, 2018, between Springfield First Community Bank and Robert Fulp (filed herewith).

10.42+	Executive Deferred Compensation Plan Participation Agreement, dated January 1, 2019, between Springfield First Community Bank and Robert Fulp (filed herewith).

10.43+	QCR Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A dated March 25, 2008).

10.44+	QCR Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A dated March 22, 2010).

10.45	Employment Agreement, dated January 1, 2004, between Cedar Rapids Bank and Trust and Dana Nichols (filed herewith).

21.1	Subsidiaries of QCR Holdings, Inc. (exhibit is being filed herewith).

23.1	Consent of Independent Registered Pubic Accounting Firm - RSM US LLP (exhibit is being filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) (exhibit is being filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) (exhibit is being filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

101	Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, December 31, 2018, and December 31, 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; and (vi) Notes to Consolidated Financial Statements.

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

QCR HOLDINGS, INC.

Dated: March 13, 2020	By:	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Dated: March 13, 2020	By:	/s/ Todd A. Gipple
Todd A. Gipple
President, Chief Operating Officer and Chief Financial Officer

Dated: March 13, 2020	By:	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES

Signature	Title	Date

/s/ Patrick S. Baird	Chair of the Board of Directors	March 13, 2020
Patrick S. Baird

/s/ Marie Z. Ziegler	Vice-Chair of the Board of Directors	March 13, 2020
Marie Z. Ziegler

/s/ Larry J. Helling	Chief Executive Officer and Director	March 13, 2020
Larry J. Helling

/s/ John Paul E. Besong	Director	March 13, 2020
John Paul E. Besong

/s/ Todd A. Gipple	President, Chief Operating Officer	March 13, 2020
Todd A. Gipple	Chief Financial Officer and Director

/s/ Mary Kay Bates	Director	March 13, 2020
Mary Kay Bates

/s/ Mark C. Kilmer	Director	March 13, 2020
Mark C. Kilmer

/s/ James Field	Director	March 13, 2020
James Field

/s/ Michael L. Peterson	Director	March 13, 2020
Michael L. Peterson

/s/ Timothy O’Reilly	Director	March 13, 2020
Timothy O’Reilly

/s/ George T. Ralph III	Director	March 13, 2020
George T. Ralph III

/s/ Donna J. Sorensen, J.D.	Director	March 13, 2020
Donna J. Sorensen, J.D.

Appendix A

SUPERVISION AND REGULATION

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Division of Banking, the Missouri Division of Finance, the Federal Reserve, the FDIC and the CFPB. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the Treasury have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Banks may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Banks’ insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. However, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Regulatory Relief Act”) was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms are favorable to its operations.

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

Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets”. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets.  Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions.  A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, were excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as capital but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

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

The Basel III Rule.  In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $3 billion) and certain qualifying banking organizations that may elect a simplified framework (which the Company has not done.) Thus, the Company and the Banks are each currently subject to the Basel III Rule as described below.

The Basel III Rule increased the required quantity and quality of capital and for nearly every class of assets, it requires a more complex, detailed and calibrated assessment of risk and calculation of risk-weight amounts.

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

The Basel III Rule requires minimum capital ratios as follows:

•	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•	A minimum required amount of Tier 1 Capital equal to 6% of risk-weighted assets;
•	A minimum required amount of Total Capital (Tier 1 plus Tier 2) equal to 8% of risk-weighted assets; and
•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

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

Under the capital regulations of the Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
•	A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2019: (i) none of the Banks were subject to a directive from the Iowa Division of Banking, the Missouri Division of Finance, or the Federal Reserve, as applicable, to increase its capital and (ii) the Banks were well-capitalized, as defined by Federal Reserve regulations.  As of December 31, 2019, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company is also in compliance with the capital conservation buffer.

Prompt Corrective Action.  The concept of an institution being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of institutions based on the capital level of each particular institution.    The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

             Community Bank Capital Simplification.    Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule.  In response, Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The Company may elect the CBLR framework at any time but has not currently determined to do so.

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

Acquisitions, Activities and Financial Holding Company Election.  The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the U.S.. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “--The Role of Capital” above.

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

Supervision and Regulation of the Banks

General. The Company owns four subsidiary banks: QCBT, CRBT and CSB are chartered under Iowa law (collectively, the “Iowa Banks”) and SFC Bank is chartered under Missouri law. The deposit accounts of the Banks are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. All four of the Company’s subsidiary banks are members of the Federal Reserve System (“member banks”).  In 2019, the Company sold RB&T and it no longer has a bank subsidiary chartered under Illinois law.  QCBT owns Quad Cities Investment Advisers, a registered investment advisor (“QCIA”), as a wholly-owned subsidiary.

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15 % to 1.35 % of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36 % as of September 30, 2018, exceeding the statutory required minimum reserve ratio of 1.35%.  As a result, the FDIC is providing assessment credits to insured depository institutions, like the Banks, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15 % and 1.35%. The share of the aggregate small bank credits allocated to each insured institution is proportional to its credit base, defined as the average of its regular assessment base during the credit calculation period. The FDIC is currently applying the credits for quarterly assessment periods beginning July 1, 2019, and, as long as the reserve ratio is at least 1.35%, the FDIC will remit the full nominal value of any remaining credits in a lump-sum payment.

Supervisory Assessments.  Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 31, 2019, the Iowa Banks paid supervisory assessments to the Iowa Division of Banking totaling $310,117, RB&T paid supervisory assessments to the IDFPR totaling $17,526 and SFC Bank paid supervisory assessments to the Missouri Division of Finance totaling $47,899.

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

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these rules do not, and will not, apply to the Banks, they continue to review their liquidity risk management policies in light of developments.

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

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2019. Notwithstanding the availability of funds for dividends, however, the Federal Reserve, the FDIC, the Missouri Division of Finance or the Iowa Division of Banking, as applicable, may prohibit the payment of dividends by one of the Banks if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

State Bank Investments and Activities.  The Banks are permitted to make investments and engage in activities directly or through subsidiaries as authorized by Iowa or Missouri law, as applicable. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Banks.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2020 are: (i) elevated operational risk as banks adapt to an evolving technology environment and persistent cybersecurity risks;  (ii) the need for banks to prepare for a cyclical change in credit risk while credit performance is strong;  (iii) elevated interest rate risk due to lower rates continuing to compress net interest margins; and (iv) strategic risks from non-depository financial institutions, use of innovative and evolving technology, and progressive data analysis capabilities.  Each Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity. The Banks are subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require each Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact each Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Banks are required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

Branching Authority.  The Iowa Banks have the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals. In 1997, the Company formed a de novo Illinois bank that was merged into QCBT, resulting in QCBT establishing a branch office in Illinois. Under Illinois law, QCBT may continue to establish offices in Illinois to the same extent permitted for an Illinois bank (subject to certain conditions, including certain regulatory notice requirements). Similarly, SFC Bank has the authority under Missouri law to establish branches anywhere in the State of Missouri, subject to receipt of all required regulatory approvals.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2020, the first $16.9 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2019, QCBT, CRBT, CSB and SFC Bank were in compliance with the 300% guideline for commercial real estate loans.

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

 The CFPB’s rules have not had a significant impact on the operations of the Banks, except for higher compliance costs.

Regulation of the Bates Companies and QCIA

The Bates Companies and QCIA provide financial investment services as part of the wealth management operations of the Company. Bates Financial Advisors, Inc. and QCIA are investment advisers registered with the SEC. The SEC has supervisory, examination and enforcement authority over their respective operations. The SEC's focus is primarily for the protection of investors under the federal securities laws. Bates Securities, Inc. is a broker-dealer that executes trades in investment products primarily for customers of Bates Financial Advisors, Inc. It is a member of FINRA and is regulated by the SEC. FINRA is a non-governmental organization that regulates member brokerage firms with an emphasis on investor protection and market integrity.

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

I. Distribution of Assets, Liabilities and Stockholders Equity; Interest Rates and Interest Differential

A. and B. Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

The information requested is disclosed in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2019.

C. Analysis of Changes of Interest Income/Interest Expense

The information requested is disclosed in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2019.

II. Investment Portfolio

A.	Investment Securities

The following tables present the amortized cost and fair value of investment securities as of December 31, 2019, 2018, and 2017.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
December 31, 2019

Securities held to maturity:
Municipal securities	$399,596	$26,042	$(143)	$425,495
Other securities	1,050	—	—	1,050

Totals	$400,646	$26,042	$(143)	$426,545

Securities available for sale:
U.S. gov't.sponsored agency securities	$19,872	$283	$(77)	$20,078
Residential mortgage-backed and related securities	118,724	2,045	(182)	120,587
Municipal securities	46,659	1,602	(4)	48,257
Other securities	21,707	138	(72)	21,773

Totals	$206,962	$4,068	$(335)	$210,695

December 31, 2018

Securities held to maturity:
Municipal securities	$400,863	$5,661	$(6,803)	$399,721
Other securities	1,050	—	(1)	1,049

Totals	$401,913	$5,661	$(6,804)	$400,770

Securities available for sale:
U.S. gov't.sponsored agency securities	$37,150	$39	$(778)	$36,411
Residential mortgage-backed and related securities	163,698	182	(4,631)	159,249
Municipal securities	59,069	180	(703)	58,546
Other securities	6,754	100	(4)	6,850

Totals	$266,671	$501	$(6,116)	$261,056

December 31, 2017

Securities held to maturity:
Municipal securities	$378,424	$2,764	$(2,488)	$378,700
Other securities	1,050	—	—	1,050

Totals	$379,474	$2,764	$(2,488)	$379,750

Securities available for sale:
U.S. gov't.sponsored agency securities	$38,409	$37	$(349)	$38,097
Residential mortgage-backed and related securities	165,460	155	(2,313)	163,301
Municipal securities	66,176	660	(211)	66,625
Other securities	4,014	897	(27)	4,885

Totals	$274,059	$1,749	$(2,900)	$272,908

NOTE: Stock of the Federal Home Loan Bank and Federal Reserve Bank are NOT included in the above. The Company carries these investments within restricted investment securities on the consolidated balance sheets. Following is a summary of the carrying value of all of the Company's restricted investment securities as of December 31, 2019, 2018, and 2017:

	As of December 31,
	2019	2018	2017
	(dollars in thousands)

Federal Home Loan Bank	$11,702	$15,732	$11,697
Federal Reserve Bank	11,496	9,903	8,032
Other	54	54	54
Totals	$23,252	$25,689	$19,783

B. Investment Securities, Maturities, and Yields

The following table presents the maturity of securities held on December 31, 2019 and the weighted average stated coupon rates by range of maturity:

		Weighted
	Amortized	Average
	Cost	Yield
	(dollars in thousands)

U.S. gov't.sponsored agency securities:
Within 1 year	$—	—%
After 1 but within 5 years	3,500	2.13%
After 5 but within 10 years	895	4.00%
After 10 years	15,477	2.71%

Total	$19,872	2.66%

Residential mortgage-backed and related securities:
After 1 but within 5 years	$22,442	2.33%
After 5 but within 10 years	51,053	2.66%
After 10 years	45,229	2.54%

Total	$118,724	2.55%

Municipal securities:
Within 1 year	$4,055	3.20%
After 1 but within 5 years	45,844	3.25%
After 5 but within 10 years	76,754	3.26%
After 10 years	319,602	3.81%

Total	$446,255	3.65%

Other securities:
Within 1 year	$249	2.49%
After 1 but within 5 years	1,050	3.62%
After 5 but within 10 years	4,500	5.76%
After 10 years	16,958	3.31%

Total	$22,757	3.62%

NOTE: Yields above are NOT computed on a tax equivalent basis

C. As of December 31, 2019, there were no securities with aggregate book value and market value purchased from a single issuer (as defined by Section 2(4) of the Securities Act of 1933) that exceeded 10% of stockholders' equity.

III. Loan/Lease Portfolio

A. Types of Loans/Leases

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2019.

B. Maturities and Sensitivities of Loans/Leases to Changes in Interest Rates

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2019.

C. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans/Leases

The gross interest income that would have been recorded if nonaccrual loans/leases and performing troubled debt restructurings had been current in accordance with their original terms was $428 thousand and none, respectively, for the year ended December 31, 2019. The amount of interest collected on nonaccrual loans/leases and performing troubled debt restructurings that was included in interest income was none and $88 thousand, respectively, for the year ended December 31, 2019.

The remaining information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2019.

2. Potential Problem Loans/Leases.

To management's best knowledge, there are no such significant loans/leases that have not been disclosed in the table presented in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2019.

3. Foreign Outstandings. None.

4. Loan/Lease Concentrations.

As of December 31, 2019, there were two concentrations of loans/leases exceeding 10% of total loans/leases, which is not otherwise disclosed in Item III. A. Those concentrations are Lessors of Non-Residential Buildings & Dwellings at 17% and Lessors of Residential Buildings & Dwellings at 22%.

D. Other Interest-Bearing Assets

As of December 31, 2019, there are no interest-bearing assets required to be disclosed in this Appendix.

IV. Summary of Loan/Lease Loss Experience

A. Analysis of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2019.

B. Allocation of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2019.

V. Deposits.

The average amount of and average rate paid for the categories of deposits for the years ended December 31, 2019, 2018, and 2017 are included in the consolidated average balance sheets and can be found in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2019.

The Company has no deposits by foreign depositors in domestic offices as of December 31, 2019.

Included in interest bearing deposits at December 31, 2019, were certificates of deposit totaling $515 million that were $100,000 or greater. Maturities of these certificates were as follows:

December 31,
2019
(dollars in thousands)

One to three months	$144,090
Three to six months	95,887
Six to twelve months	127,123
Over twelve months	148,137

Total certificates of deposit greater than or equal to $100,000	$515,237

VI. Return on Equity and Assets.

The following tables present the return on assets and equity and the equity to assets ratio of the Company:

	Years ended
	December 31,
	2019	2018	2017
	(dollars in thousands)

Average total assets	$5,102,980	$4,392,121	$3,519,848
Average equity	507,409	405,973	310,210
Net income	57,408	43,120	35,707
Return on average assets	1.12%	0.98%	1.01%
Return on average common equity	11.31%	10.62%	11.51%
Return on average total equity	11.31%	10.62%	11.51%
Dividend payout ratio	6.58%	8.22%	7.46%
Average equity to average assets ratio	9.94%	9.24%	8.81%

VII. Short Term Borrowings.

The following tables present the information requested on short-term borrowings of the Company:

Short-term borrowings as of December 31, 2019, 2018, and 2017 are summarized as follows:

	2019	2018	2017
	(dollars in thousands)

Overnight repurchase agreements with customers	$2,193	$2,084	$7,003
Federal funds purchased	11,230	26,690	6,990
	$13,423	$28,774	$13,993

Information concerning overnight repurchase agreements with customers is summarized as follows:

	2019	2018	2017
	(dollars in thousands)

Average daily balance during the period	$4,231	$7,831	$7,476
Average daily interest rate during the period	0.73%	0.38%	0.08%
Maximum month-end balance during the period	$4,177	$10,392	$11,829
Weighted average rate as of end of period	1.00%	0.90%	0.15%

Securities underlying the agreements as of end of period:
Carrying value	$4,110	$24,316	$20,894
Fair value	4,110	24,316	20,894

Information concerning federal funds purchased is summarized as follows:

	2019	2018	2017
	(dollars in thousands)

Average daily balance during the period	$12,594	$13,059	$13,486
Average daily interest rate during the period	2.56%	2.18%	1.31%
Maximum month-end balance during the period	$17,010	$32,330	$33,650
Weighted average rate as of end of period	1.50%	2.46%	1.24%