Form 10-Q
period 2020-03-31
QCR HOLDINGS INC
filed 2020-05-08
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 2020, the Registrant had outstanding 15,773,518 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 31, 2020 and December 31, 2019

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Assets
Cash and due from banks	$169,827	$76,254
Federal funds sold	4,695	9,800
Interest-bearing deposits at financial institutions	202,013	147,891

Securities held to maturity, at amortized cost	431,283	400,646
Securities available for sale, at fair value	253,288	210,695
Total securities	684,571	611,341

Loans receivable held for sale	3,994	3,673
Loans/leases receivable held for investment	3,700,674	3,686,532
Gross loans/leases receivable	3,704,668	3,690,205
Less allowance for estimated losses on loans/leases	(42,233)	(36,001)
Net loans/leases receivable	3,662,435	3,654,204

Bank-owned life insurance	59,098	58,834
Premises and equipment, net	73,319	73,859
Restricted investment securities	21,209	23,252
Other real estate owned, net	3,298	4,129
Goodwill	74,248	74,748
Intangibles	14,421	14,970
Derivatives	195,973	87,827
Assets held for sale	10,758	11,966
Other assets	56,210	59,975
Total assets	$5,232,075	$4,909,050

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$829,782	$777,224
Interest-bearing	3,340,696	3,133,827
Total deposits	4,170,478	3,911,051

Short-term borrowings	43,067	13,423
Federal Home Loan Bank advances	95,000	159,300
Subordinated notes	68,455	68,394
Junior subordinated debentures	37,877	37,838
Derivatives	203,744	88,437
Liabilities held for sale	3,130	5,003
Other liabilities	71,185	90,253
Total liabilities	4,692,936	4,373,699

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 March 2020 and December 2019 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 March 2020 - 15,773,736 shares issued and outstanding December 2019 - 15,828,098 shares issued and outstanding	15,774	15,828
Additional paid-in capital	273,867	274,785
Retained earnings	254,287	245,836
Accumulated other comprehensive income (loss):
Securities available for sale	4,697	2,817
Derivatives	(9,486)	(3,915)
Total stockholders' equity	539,139	535,351
Total liabilities and stockholders' equity	$5,232,075	$4,909,050

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended March 31, 2020 and 2019

	2020	2019
	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$43,159	$45,568
Securities:
Taxable	1,727	1,666
Nontaxable	3,459	3,545
Interest-bearing deposits at financial institutions	361	923
Restricted investment securities	258	307
Federal funds sold	18	93
Total interest and dividend income	48,982	52,102

Interest expense:
Deposits	9,206	12,479
Short-term borrowings	64	71
Federal Home Loan Bank advances	449	903
Other borrowings	—	605
Subordinated notes	994	564
Junior subordinated debentures	571	572
Total interest expense	11,284	15,194
Net interest income	37,698	36,908
Provision for loan/lease losses	8,367	2,134
Net interest income after provision for loan/lease losses	29,331	34,774

Noninterest income:
Trust department fees	2,312	2,493
Investment advisory and management fees	1,727	1,736
Deposit service fees	1,477	1,554
Gains on sales of residential real estate loans, net	652	369
Gains on sales of government guaranteed portions of loans, net	—	31
Swap fee income	6,804	3,198
Earnings on bank-owned life insurance	329	540
Debit card fees	758	792
Correspondent banking fees	215	216
Other	922	1,064
Total noninterest income	15,196	11,993

Noninterest expense:
Salaries and employee benefits	18,519	20,879
Occupancy and equipment expense	4,032	3,694
Professional and data processing fees	3,369	2,750
Post-acquisition compensation, transition and integration costs	151	134
Disposition costs	517	—
FDIC insurance, other insurance and regulatory fees	683	964
Loan/lease expense	228	214
Net cost of and gains/losses on operations of other real estate	13	298
Advertising and marketing	682	785
Bank service charges	504	483
Losses on debt extinguishment	147	—
Correspondent banking expense	216	204
Intangibles amortization	549	532
Goodwill impairment	500	—
Other	1,305	1,498
Total noninterest expense	31,415	32,435
Net income before income taxes	13,112	14,332
Federal and state income tax expense	1,884	1,414
Net income	$11,228	$12,918

Basic earnings per common share	$0.71	$0.82
Diluted earnings per common share	$0.70	$0.81

Weighted average common shares outstanding	15,796,796	15,693,345
Weighted average common and common equivalent shares outstanding	16,011,456	15,922,940

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three months ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)

Net income	$11,228	$12,918

Other comprehensive income (loss):

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	2,481	4,144
	2,481	4,144
Unrealized losses on derivatives:
Unrealized holding losses arising during the period before tax	(7,161)	(1,162)
Less reclassification adjustment for caplet amortization before tax	(110)	(157)
	(7,051)	(1,005)

Other comprehensive income (loss), before tax	(4,570)	3,139
Tax expense (benefit)	(879)	795
Other comprehensive income (loss), net of tax	(3,691)	2,344

Comprehensive income	$7,537	$15,262

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three months ended March 31, 2020 and 2019

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total
	(dollars in thousands)

Balance December 31, 2019	$15,828	$274,785	$245,836	$(1,098)	$535,351
Net income	—	—	11,228	—	11,228
Other comprehensive income, net of tax	—	—	—	(3,691)	(3,691)
Common cash dividends declared, $0.06 per share	—	—	(942)	—	(942)
Repurchase and cancellation of 100,932 shares of common stock
as a result of a share repurchase program	(101)	(1,844)	(1,835)	—	(3,780)
Issuance of 5,553 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	6	208	—	—	214
Issuance of 31,729 shares of common stock as a result of
stock options exercised	32	274	—	—	306
Stock-based compensation expense	—	641	—	—	641
Restricted stock awards and restricted stock units- 10,300 shares of common stock , net of restricted stock units
withheld for payment for taxes	10	(8)	—	—	2
Exchange of 1,012 shares of common stock in connection
with payroll taxes for restricted stock and in connection
with stock options exercised	(1)	(189)	—	—	(190)
Balance, March 31, 2020	$15,774	$273,867	$254,287	$(4,789)	$539,139

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total
	(dollars in thousands)

Balance December 31, 2018	$15,718	$270,761	$192,203	$(5,544)	$473,138
Net income	—	—	12,918	—	12,918
Other comprehensive income, net of tax	—	—	—	2,344	2,344
Common cash dividends declared, $0.06 per share	—	—	(942)	—	(942)
Issuance of 4,446 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	4	124	—	—	128
Issuance of 25,238 shares of common stock as a result of
stock options exercised	25	263	—	—	288
Stock-based compensation expense	—	722	—	—	722
Restricted stock awards and restricted stock units - 12,719
shares of common stock, net of restricted stock units
withheld for payment of taxes	13	(50)	—	—	(37)
Exchange of 5,169 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	(5)	(147)	—	—	(152)
Balance, March 31, 2019	$15,755	$271,673	$204,179	$(3,200)	$488,407

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three months ended March 31, 2020 and 2019

	2020	2019
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,228	$12,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,338	1,235
Provision for loan/lease losses	8,367	2,134
Stock-based compensation expense	641	722
Deferred compensation expense accrued	913	733
Losses on other real estate owned, net	4	224
Amortization of premiums on securities, net	159	448
Caplet amortization	110	—
Loans originated for sale	(34,459)	(18,034)
Proceeds on sales of loans	34,790	17,735
Gains on sales of residential real estate loans	(652)	(369)
Gains on sales of government guaranteed portions of loans	—	(31)
Loss on debt extinguishment, net	147	—
Gains on sales of premises and equipment	(8)	(47)
Amortization of intangibles	549	532
Accretion of acquisition fair value adjustments, net	(625)	(1,069)
Increase in cash value of bank-owned life insurance	(329)	(540)
Goodwill impairment	500	—
Decrease in other assets	5,917	1,121
Decrease in other liabilities	(21,998)	(9,110)
Net cash provided by operating activities	$6,592	$8,602

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	5,105	24,526
Net increase in interest-bearing deposits at financial institutions	(54,122)	(80,962)
Proceeds from sales of other real estate owned	827	202
Activity in securities portfolio:
Purchases	(83,987)	(4,079)
Calls, maturities and redemptions	3,872	4,510
Paydowns	9,182	10,426
Activity in restricted investment securities:
Purchases	(1,874)	(3,110)
Redemptions	3,917	5,895
Net increase in loans/leases originated and held for investment	(15,596)	(65,777)
Purchase of premises and equipment	(798)	(3,970)
Proceeds from sales of premises and equipment	8	117
Net cash (used in) investing activities	$(133,466)	$(112,222)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	259,310	217,257
Net increase (decrease) in short-term borrowings	29,644	(12,888)
Activity in Federal Home Loan Bank advances:
Term advances	45,000	5,000
Calls and maturities	—	(15,000)
Net change in short-term and overnight advances	(109,300)	(130,365)
Activity in other borrowings:
Calls, maturities and scheduled principal payments	—	(1,937)
Prepayments	—	(21,313)
Paydown of revolving line of credit	—	(9,000)
Proceeds from subordinated notes	—	63,393
Payment of cash dividends on common stock	(947)	(939)
Proceeds from issuance of common stock, net	520	416
Repurchase and cancellation of shares	(3,780)	—
Net cash provided by financing activities	$220,447	$94,624

Net increase (decrease) in cash and due from banks	93,573	(8,996)

Cash and due from banks, beginning	76,254	85,523
Cash and due from banks, ending	$169,827	$76,527

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Three months ended March 31, 2020 and 2019

Supplemental disclosure of cash flow information, cash payments (receipts) for:
Interest	$11,534	$14,146
Income/franchise taxes	(2,134)	(590)

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	(3,691)	2,344
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	(190)	(152)
Transfers of loans to other real estate owned	—	158
Increase (decrease) in the fair value of back-to-back interest rate swap assets and liabilities	110,545	13,882
Dividends payable	942	942

                                                                       See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The interim unaudited Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2019, included in the Company's Annual Report on Form 10‑K filed with the SEC on March 13, 2020. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited Consolidated Financial Statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10‑Q and Rule 10‑01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended March 31, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10‑Q. It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	Guaranty: Guaranty Bancshares, Ltd.
AOCI: Accumulated other comprehensive income (loss)	Guaranty Bank: Guaranty Bank and Trust Company
AFS: Available for sale	HTM: Held to maturity
ASC: Accounting Standards Codification	IB&T: Illinois Bank & Trust
ASU: Accounting Standards Update	m2: m2 Lease Funds, LLC
Bates Companies: Bates Financial Advisors, Inc., Bates	MSELF: Main Street Expanded Loan Facility
Financial Services, Inc., Bates Securities, Inc. and	MSNLF: Main Street New Loan Facility
Bates Financial Group, Inc.	NIM: Net interest margin
BOLI: Bank-owned life insurance	NPA: Nonperforming asset
Caps: Interest rate cap derivatives	NPL: Nonperforming loan
CARES Act: Coronavirus Aid, Relief and Economy	OREO: Other real estate owned
Security Act	OTTI: Other-than-temporary impairment
CDI: Core deposit intangible	PCI: Purchased credit impaired
CECL: Current Expected Credit Losses	PPP: Paycheck Protection Program
Community National: Community National Bancorporation	Provision: Provision for loan/lease losses
COVID-19: Coronavirus Disease 2019	QCBT: Quad City Bank & Trust Company
CRBT: Cedar Rapids Bank & Trust Company	RB&T: Rockford Bank & Trust Company
CRE: Commercial real estate	ROAA: Return on Average Assets
CSB: Community State Bank	SBA: U.S. Small Business Administration
C&I: Commercial and industrial	SEC: Securities and Exchange Commission
EPS: Earnings per share	SFC Bank: Springfield First Community Bank
Exchange Act: Securities Exchange Act of 1934, as	Springfield Bancshares: Springfield Bancshares, Inc.
amended	TA: Tangible assets
FASB: Financial Accounting Standards Board	TCE: Tangible common equity
FDIC: Federal Deposit Insurance Corporation	TDRs: Troubled debt restructurings
FHLB: Federal Home Loan Bank	TEY: Tax equivalent yield
FRB: Federal Reserve Bank of Chicago	The Company: QCR Holdings, Inc.
GAAP: Generally Accepted Accounting Principles	USDA: U.S. Department of Agriculture

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries which include the accounts of four commercial banks:  QCBT, CRBT, CSB and SFC Bank. All are state-chartered commercial banks and all are members of the Federal Reserve system. The Company engages in direct financing lease contracts through m2, a wholly-owned subsidiary of QCBT. The Company also engages in wealth management services through its banking subsidiaries and its subsidiaries, the Bates Companies. All material intercompany transactions and balances have been eliminated in consolidation.

On November 30, 2019, the Company sold substantially all of the assets and transferred substantially all of the deposits and certain other liabilities of the Company’s wholly-owned subsidiary, RB&T. The financial results of RB&T prior to its sale are included in this report.  See Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information about the sale.

Recent accounting developments:  In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses.  Under the standard, assets measured at amortized cost (including loans, leases and AFS securities) will be presented at the net amount expected to be collected.  Rather than the “incurred” model that is currently being utilized, the standard will require the use of a forward-looking approach to recognizing all expected credit losses at the beginning of an asset’s life.  For public companies, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including items periods within those fiscal years.  On March 27, 2020, the CARES Act, a stimulus package designed in response to the economic disruption created by COVID-19, was signed into law.  The CARES Act includes provisions that, if elected,  temporarily delay the required implementation date of ASU 2016-13.  Section 4014 of the CARES Act stipulates that no insured depository institution, bank holding company, or affiliate will be required to comply with ASU 2016-13, beginning on the date of the enactment, March 27, 2020 until the earlier of the two following dates: (1) the date on which the national emergency related to the COVID-19 outbreak is terminated or (2) December 31, 2020.    The Company has elected to defer its implementation of ASU 2016-13 as allowed by the CARES Act.  The Company has developed a CECL allowance model which calculates allowances over the life of the loan and is largely driven by portfolio characteristics, risk-grading, economic outlook, and other key methodology assumptions.  Those assumptions are based upon the existing probability of default and loss given default framework.  The Company will utilize economic and other forecasts over a four quarter reasonable and supportable forecast period and then fully revert back to average historical losses.  The Company’s credit administration team will periodically refine the model as needed and is running parallel calculations. The Company anticipates increases in the allowance for credit losses on longer dated portfolios and decreases in the shorter dated portfolios.  The Company estimates a $7 million and  $10 million increase in the allowance for estimated losses on loans/leases upon adoption of CECL at January 1, 2020 and March 31, 2020, respectively. The Company is in the process of finalizing the review of the most recent model run and finalizing assumptions including qualitative adjustments and economic forecasts.

Risks and Uncertainties: On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic.  Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. On March 27, 2020, the CARES Act was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic.  The Company currently expects that the COVID-19 pandemic and the specific developments referred to above will have a significant impact on its business.  In particular, the Company anticipates that a significant portion of the subsidiary banks’ borrowers in the hotel, restaurant, entertainment and retail industries will continue to endure significant economic distress, and could adversely affect their ability and willingness to repay existing indebtedness, and could adversely impact the value of collateral pledged to the banks.  These developments, together with economic conditions generally, are also expected to impact the Company’s commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, the Company’s equipment leasing business and loan portfolio, the Company’s consumer loan business and loan portfolio, and the value of certain collateral securing the Company’s loans.  As a result,

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

the Company anticipates that its financial condition, capital levels, asset quality and results of operations will be adversely affected, as described in further detail on this report.

Due to the economic impact that COVID-19 has had on the Company, management concluded that factors such as the decline in macroeconomic conditions have led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of March 31, 2020.  When such an assessment is performed, should the Company conclude that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.  Such a charge would have no impact on tangible capital or regulatory capital.  Based upon the results of the interim goodwill assessment, the Company concluded that an impairment did not exist as of the time of the assessment.

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of March 31, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
March 31, 2020:
Securities HTM:
Municipal securities	$430,233	$21,886	$(2,768)	$449,351
Other securities	1,050	—	—	1,050
	$431,283	$21,886	$(2,768)	$450,401

Securities AFS:
U.S. govt. sponsored agency securities	$18,998	$502	$(43)	$19,457
Residential mortgage-backed and related securities	116,768	6,149	(64)	122,853
Municipal securities	61,432	2,004	(5)	63,431
Asset-backed securities	31,076	—	(2,577)	28,499
Other securities	18,800	252	(4)	19,048
	$247,074	$8,907	$(2,693)	$253,288

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
December 31, 2019:
Securities HTM:
Municipal securities	$399,596	$26,042	$(143)	$425,495
Other securities	1,050	—	—	1,050
	$400,646	$26,042	$(143)	$426,545

Securities AFS:
U.S. govt. sponsored agency securities	$19,872	$283	$(77)	$20,078
Residential mortgage-backed and related securities	118,724	2,045	(182)	120,587
Municipal securities	46,659	1,602	(4)	48,257
Asset-backed securities	16,958	—	(71)	16,887
Other securities	4,749	138	(1)	4,886
	$206,962	$4,068	$(335)	$210,695

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2020 and December 31, 2019, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
March 31, 2020:
Securities HTM:
Municipal securities	$52,609	$(2,762)	$531	$(6)	$53,140	$(2,768)
Other securities	1,050	—	—	—	1,050	—
	$53,659	$(2,762)	$531	$(6)	$54,190	$(2,768)

Securities AFS:
U.S. govt. sponsored agency securities	$1,449	$(2)	$1,920	$(41)	$3,369	$(43)
Residential mortgage-backed and related securities	2,509	(14)	1,875	(50)	4,384	(64)
Municipal securities	386	(1)	336	(4)	722	(5)
Asset-backed securities	23,752	(2,577)	—	—	23,752	(2,577)
Other securities	246	(4)	—	—	246	(4)
	$28,342	$(2,598)	$4,131	$(95)	$32,473	$(2,693)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2019:
Securities HTM:
Municipal securities	$509	$(1)	$10,047	$(142)	$10,556	$(143)
Other securities	550	—	—	—	550	—
	$1,059	$(1)	$10,047	$(142)	$11,106	$(143)
Securities AFS:
U.S. govt. sponsored agency securities	$1,431	$(21)	$2,117	$(56)	$3,548	$(77)
Residential mortgage-backed and related securities	2,263	(17)	17,862	(165)	20,125	(182)
Municipal securities	—	—	724	(4)	724	(4)
Asset-backed securities	16,886	(71)	—	—	16,886	(71)
Other securities	249	(1)	—	—	249	(1)
	$20,829	$(110)	$20,703	$(225)	$41,532	$(335)

At March 31, 2020, the investment portfolio included 581 securities. Of this number, 53 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 0.8% of the total amortized cost of the portfolio. Of these 53 securities, five securities had an unrealized loss for twelve months or more. Asset-backed securities are comprised of collateralized loan obligations, which are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At March 31, 2020, the Company only owned collateralized loan obligations that were AAA rated. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.

The Company did not recognize OTTI on any investment securities for the three months ended March 31, 2020 and 2019.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

There were no sales of securities for the three months ended March 31, 2020 and March 31, 2019.

The amortized cost and fair value of securities as of March 31, 2020 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and asset-backed securities and related securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value
	(dollars in thousands)
Securities HTM:
Due in one year or less	$3,016	$3,023
Due after one year through five years	34,967	35,545
Due after five years	393,300	411,833
	$431,283	$450,401
Securities AFS:
Due in one year or less	$1,370	$1,387
Due after one year through five years	15,804	16,131
Due after five years	82,056	84,418
	99,230	101,936
Residential mortgage-backed and related securities	116,768	122,853
Asset-backed securities	31,076	28,499
	$247,074	$253,288

Portions of the U.S. government sponsored agency securities, municipal securities and other securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity. These callable securities are summarized as follows:

	Amortized Cost	Fair Value
	(dollars in thousands)
Securities HTM:
Municipal securities	$199,843	$201,706

Securities AFS:
Municipal securities	47,044	48,483
Other securities	18,550	18,802
	$65,594	$67,285

As of March 31, 2020, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 91 issuers with fair values totaling $74.4 million and revenue bonds issued by 162 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $438.4 million. The Company held investments in general obligation bonds in 21 states, including six states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 18 states, including seven states in which the aggregate fair value exceeded $5.0 million.

As of December 31, 2019, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 93 issuers with fair values totaling $77.2 million and revenue bonds issued by 154 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $396.6 million. The Company held investments in general obligation bonds in 22 states, including six states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 17 states, including nine states in which the aggregate fair value exceeded $5.0 million.

Both general obligation and revenue bonds are diversified across many issuers. As of March 31, 2020 and December 31, 2019, the Company held revenue bonds of one single issuer, located in Ohio, of which the aggregate book or market value

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

exceeded 5% of the Company’s stockholders’ equity. The issuer’s financial condition is strong and the source of repayment is diversified. The Company monitors the investment and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by each of the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually, and as of March 31, 2020, all were well within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of March 31, 2020, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of March 31, 2020 and December 31, 2019 is presented as follows:

	2020	2019
	(dollars in thousands)

C&I loans*	$1,484,979	$1,507,825
CRE loans
Owner-occupied CRE	454,955	443,989
Commercial construction, land development, and other land	410,383	378,797
Other non owner-occupied CRE	917,748	913,610
	1,783,086	1,736,396

Direct financing leases **	83,324	87,869
Residential real estate loans ***	237,742	239,904
Installment and other consumer loans	106,728	109,352
	3,695,859	3,681,346
Plus deferred loan/lease origination costs, net of fees	8,809	8,859
	3,704,668	3,690,205
Less allowance	(42,233)	(36,001)
	$3,662,435	$3,654,204
** Direct financing leases:
Net minimum lease payments to be received	$92,139	$97,025
Estimated unguaranteed residual values of leased assets	616	547
Unearned lease/residual income	(9,431)	(9,703)
	83,324	87,869
Plus deferred lease origination costs, net of fees	1,649	1,892
	84,973	89,761
Less allowance	(1,303)	(1,464)
	$83,670	$88,297

*     Includes equipment financing agreements outstanding at m2, totaling $145.3 million and $142.0 million as of March 31, 2020 and December 31, 2019, respectively.

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

*** Includes residential real estate loans held for sale totaling $4.0 million and $3.7 million as of March 31, 2020 and December 31, 2019, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Changes in accretable yield for acquired loans were as follows:

	Three months ended March 31, 2020
	PCI	Performing
	Loans	Loans	Total

Balance at the beginning of the period	$(57)	$(6,378)	$(6,435)
Reclassification of nonaccretable discount to accretable	(30)	—	(30)
Accretion recognized	28	653	681
Balance at the end of the period	$(59)	$(5,725)	$(5,784)

	Three months ended March 31, 2019
	PCI	Performing
	Loans	Loans	Total

Balance at the beginning of the period	$(667)	$(9,656)	$(10,323)
Accretion recognized	348	826	1,174
Balance at the end of the period	$(319)	$(8,830)	$(9,149)

The aging of the loan/lease portfolio by classes of loans/leases as of March 31, 2020 and December 31, 2019 is presented as follows:

	As of March 31, 2020
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total
	(dollars in thousands)

C&I	$1,479,395	$3,445	$612	$—	$1,527	$1,484,979
CRE
Owner-Occupied CRE	454,670	—	186	—	99	454,955
Commercial Construction, Land Development, and Other Land	408,392	767	—	1,224	—	410,383
Other Non Owner-Occupied CRE	905,607	4,577	—	—	7,564	917,748
Direct Financing Leases	81,459	487	213	—	1,165	83,324
Residential Real Estate	231,288	5,047	667	82	658	237,742
Installment and Other Consumer	105,677	319	4	113	615	106,728
	$3,666,488	$14,642	$1,682	$1,419	$11,628	$3,695,859

As a percentage of total loan/lease portfolio	99.20%	0.40%	0.05%	0.04%	0.31%	100.00%

	As of December 31, 2019
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total
	(dollars in thousands)

C&I	$1,499,891	$6,126	$572	$—	$1,236	$1,507,825
CRE
Owner-Occupied CRE	443,707	177	71	—	34	443,989
Commercial Construction, Land Development, and Other Land	375,940	2,857	—	—	—	378,797
Other Non Owner-Occupied CRE	909,684	73	—	—	3,853	913,610
Direct Financing Leases	85,636	463	253	—	1,517	87,869
Residential Real Estate	235,845	2,939	414	—	706	239,904
Installment and Other Consumer	108,750	3	10	33	556	109,352
	$3,659,453	$12,638	$1,320	$33	$7,902	$3,681,346

As a percentage of total loan/lease portfolio	99.41%	0.34%	0.04%	0.00%	0.21%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NPLs by classes of loans/leases as of March 31, 2020 and December 31, 2019 are presented as follows:

	As of March 31, 2020
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More	Loans/Leases **	Accruing TDRs	Total NPLs	Total NPLs
	(dollars in thousands)

C&I	$—	$1,527	$359	$1,886	13.88%
CRE
Owner-Occupied CRE	—	99	—	99	0.73%
Commercial Construction, Land Development, and Other Land	1,224	—	—	1,224	9.01%
Other Non Owner-Occupied CRE	—	7,564	—	7,564	55.64%
Direct Financing Leases	—	1,165	186	1,351	9.94%
Residential Real Estate	82	658	—	740	5.44%
Installment and Other Consumer	113	615	—	728	5.36%
	$1,419	$11,628	$545	$13,592	100.00%

**   Nonaccrual loans/leases included $298 thousand of TDRs, including $50 thousand in commercial and industrial loans, $163 thousand in direct financing leases, $31 thousand in residential real estate loans, and $54 thousand in installment loans.

	As of December 31, 2019
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

**   Nonaccrual loans/leases included $747 thousand of TDRs, including $98 thousand in C&I loans, $269 thousand in CRE loans, $294 thousand in direct financing leases, $31 thousand in residential real estate loans, and $55 thousand in installment loans.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Changes in the allowance by portfolio segment for the three months ended March 31, 2020 and 2019, respectively, are presented as follows:

	Three Months Ended March 31, 2020
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Balance, beginning	$16,072	$15,379	$1,464	$1,948	$1,138	$36,001
Provisions (credits) charged to expense	3,697	3,816	394	336	124	8,367
Loans/leases charged off	(1,639)	—	(600)	—	(96)	(2,335)
Recoveries on loans/leases previously charged off	21	74	45	29	31	200
Balance, ending	$18,151	$19,269	$1,303	$2,313	$1,197	$42,233

	Three Months Ended March 31, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Balance, beginning	$16,420	$17,719	$1,792	$2,557	$1,359	$39,847
Provisions (credits) charged to expense	1,007	534	445	(18)	166	2,134
Loans/leases charged off	(334)	—	(652)	—	(74)	(1,060)
Recoveries on loans/leases previously charged off	166	50	21	—	6	243
Balance, ending	$17,259	$18,303	$1,606	$2,539	$1,457	$41,164

The allowance by impairment evaluation and by portfolio segment as of March 31, 2020 and December 31, 2019 is presented as follows:

	As of March 31, 2020
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Allowance for impaired loans/leases	$86	$1,228	$20	$15	$78	$1,427
Allowance for nonimpaired loans/leases	18,065	18,041	1,283	2,298	1,119	40,806
	$18,151	$19,269	$1,303	$2,313	$1,197	$42,233

Impaired loans/leases	$2,346	$7,681	$1,574	$603	$615	$12,819
Nonimpaired loans/leases	1,482,633	1,775,405	81,750	237,139	106,113	3,683,040
	$1,484,979	$1,783,086	$83,324	$237,742	$106,728	$3,695,859

Allowance as a percentage of impaired loans/leases	3.67%	15.99%	1.27%	2.49%	12.68%	11.13%
Allowance as a percentage of nonimpaired loans/leases	1.22%	1.02%	1.57%	0.97%	1.05%	1.11%
Total allowance as a percentage of total loans/leases	1.22%	1.08%	1.56%	0.97%	1.12%	1.14%

	As of December 31, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total
	(dollars in thousands)

Allowance for impaired loans/leases	$170	$125	$270	$15	$80	$660
Allowance for nonimpaired loans/leases	15,902	15,254	1,194	1,933	1,058	35,341
	$16,072	$15,379	$1,464	$1,948	$1,138	$36,001

Impaired loans/leases	$1,846	$3,585	$2,025	$649	$556	$8,661
Nonimpaired loans/leases	1,505,979	1,732,811	85,844	239,255	108,796	3,672,685
	$1,507,825	$1,736,396	$87,869	$239,904	$109,352	$3,681,346

Allowance as a percentage of impaired loans/leases	9.21%	3.49%	13.33%	2.31%	14.41%	7.62%
Allowance as a percentage of nonimpaired loans/leases	1.06%	0.88%	1.39%	0.81%	0.97%	0.96%
Total allowance as a percentage of total loans/leases	1.07%	0.89%	1.67%	0.81%	1.04%	0.98%

Information for impaired loans/leases is presented in the tables below.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease.  The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended March 31, 2020 are presented as follows:

	2020

						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received
	(dollars in thousands)

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$2,260	$2,332	$—	$1,895	$12	$12
CRE
Owner-Occupied CRE	99	115	—	102	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	1,054	1,054	—	662	7	7
Direct Financing Leases	1,515	1,515	—	1,440	6	6
Residential Real Estate	423	407	—	399	—	—
Installment and Other Consumer	538	538	—	507	—	—
	$5,889	$5,961	$—	$5,005	$25	$25

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$86	$86	$86	$43	$—	$—
CRE
Owner-Occupied CRE	—	—	—	—	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	6,528	6,528	1,228	4,698	—	—
Direct Financing Leases	59	59	20	61	—	—
Residential Real Estate	180	180	15	180	—	—
Installment and Other Consumer	77	77	78	79	—	—
	$6,930	$6,930	$1,427	$5,061	$—	$—

Total Impaired Loans/Leases:
C&I	$2,346	$2,418	$86	$1,938	$12	$12
CRE
Owner-Occupied CRE	99	115	—	102	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	7,582	7,582	1,228	5,360	7	7
Direct Financing Leases	1,574	1,574	20	1,501	6	6
Residential Real Estate	603	587	15	579	—	—
Installment and Other Consumer	615	615	78	586	—	—
	$12,819	$12,891	$1,427	$10,066	$25	$25

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Loans/leases, by classes of financing receivable, considered to be impaired as of December 31, 2019 are presented as follows:

		Unpaid
	Recorded	Principal	Related
Classes of Loans/Leases	Investment	Balance	Allowance
	(dollars in thousands)
Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,607	$1,647	$—
CRE
Owner-Occupied CRE	34	50	—
Commercial Construction, Land Development, and Other Land	—	—	—
Other Non Owner-Occupied CRE	684	686	—
Direct Financing Leases	1,642	1,642	—
Residential Real Estate	469	614	—
Installment and Other Consumer	476	476	—
	$4,912	$5,115	$—

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$239	$239	$170
CRE
Owner-Occupied CRE	—	—	—
Commercial Construction, Land Development, and Other Land	—	—	—
Other Non Owner-Occupied CRE	2,867	2,867	125
Direct Financing Leases	383	383	270
Residential Real Estate	180	180	15
Installment and Other Consumer	80	80	80
	$3,749	$3,749	$660

Total Impaired Loans/Leases:
C&I	$1,846	$1,886	$170
CRE
Owner-Occupied CRE	34	50	—
Commercial Construction, Land Development, and Other Land	—	—	—
Other Non Owner-Occupied CRE	3,551	3,553	125
Direct Financing Leases	2,025	2,025	270
Residential Real Estate	649	794	15
Installment and Other Consumer	556	556	80
	$8,661	$8,864	$660

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
		CRE
			Non-Owner Occupied
			Commercial
			Construction,
			Land
		Owner-Occupied	Development,			As a % of
Internally Assigned Risk Rating	C&I	CRE	and Other Land	Other CRE	Total	Total
	(dollars in thousands)

Pass (Ratings 1 through 5)	$1,309,540	$449,463	$408,341	$884,112	$3,051,456	97.72%
Special Mention (Rating 6)	11,805	3,665	722	18,546	34,738	1.11%
Substandard (Rating 7)	18,375	1,827	1,320	15,090	36,612	1.17%
Doubtful (Rating 8)	—	—	—	—	—	—%
	$1,339,720	$454,955	$410,383	$917,748	$3,122,806	100.00%

	As of March 31, 2020
		Direct Financing	Residential Real	Installment and		As a % of
Delinquency Status *	C&I	Leases	Estate	Other Consumer	Total	Total
	(dollars in thousands)

Performing	$144,148	$81,973	$237,002	$106,000	$569,123	99.31%
Nonperforming	1,111	1,351	740	728	3,930	0.69%
	$145,259	$83,324	$237,742	$106,728	$573,053	100.00%

	As of December 31, 2019
		CRE
			Non-Owner Occupied
			Commercial
			Construction,
			Land
		Owner-Occupied	Development,			As a % of
Internally Assigned Risk Rating	C&I	CRE	and Other Land	Other CRE	Total	Total
	(dollars in thousands)

Pass (Ratings 1 through 5)	$1,334,446	$439,418	$378,572	$896,206	$3,048,642	98.28%
Special Mention (Rating 6)	12,962	3,044	41	3,905	19,952	0.65%
Substandard (Rating 7)	18,439	1,527	184	13,499	33,649	1.09%
Doubtful (Rating 8)	—	—	—	—	—	0.01%
	$1,365,847	$443,989	$378,797	$913,610	$3,102,243	100.00%

	As of December 31, 2019
		Direct Financing	Residential Real	Installment and		As a % of
Delinquency Status *	C&I	Leases	Estate	Other Consumer	Total	Total
	(dollars in thousands)

Performing	$140,992	$86,019	$239,198	$108,763	$574,972	99.29%
Nonperforming	986	1,850	706	589	4,131	0.71%
	$141,978	$87,869	$239,904	$109,352	$579,103	100.00%

*     Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing TDRs.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

As of March 31,2020 and December 31, 2019, TDRs totaled $843 thousand and $1.7 million, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three months ended March 31, 2020 and 2019. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended March 31, 2020
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance

CONCESSION - Significant Payment Delay
C&I	2	$111	$111	$—
Direct Financing Leases	1	68	68	—
	3	$179	$179	$—

	For the three months ended March 31, 2019
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance

CONCESSION - Significant Payment Delay
Direct Financing Leases	4	122	122	—
	4	$122	$122	$—

Of the loans restructured during the three months ended March 31, 2020 and 2019, none were on nonaccrual.

For the three months ended March 31, 2020, one of the Company's TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. This TDR was related to one customer whose lease was restructured in the fourth quarter of 2019 with pre-modification balances totaling $55 thousand.

For the three months ended March 31, 2019, none of the Company's TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Not included in the table above, the Company had four TDRs that were restructured and charged off for the three months ended March 31, 2020, totaling $296 thousand. The Company had two TDRs that were restructured and charged off for the three months ended March 31, 2019, totaling $56 thousand.

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES

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

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	March 31, 2020	December 31, 2019
(dollars in thousands)

Deposits	1/1/2020	1/1/2023	Other Assets	$25,000	1.75%	$18	$112
Deposits	1/1/2020	1/1/2023	Other Assets	50,000	1.57	35	218
Deposits	1/1/2020	1/1/2023	Other Assets	25,000	1.90	16	96
Deposits	1/1/2020	1/1/2023	Other Assets	25,000	1.80	17	109
Deposits	1/1/2020	1/1/2024	Other Assets	25,000	1.75	47	214
Deposits	1/1/2020	1/1/2024	Other Assets	50,000	1.57	85	401
Deposits	2/1/2020	2/1/2024	Other Assets	25,000	1.90	44	202
Deposits	1/1/2020	1/1/2024	Other Assets	25,000	1.80	42	201
Deposits	1/1/2020	1/1/2025	Other Assets	25,000	1.75	94	337
Deposits	1/1/2020	1/1/2025	Other Assets	50,000	1.57	171	617
Deposits	3/1/2020	3/1/2025	Other Assets	25,000	1.90	94	332
Deposits	1/1/2020	1/1/2025	Other Assets	25,000	1.80	86	309
				$375,000		$749	$3,148

The Company has entered into interest rate swaps to hedge against the risk of rising rates on its rolling fixed rate short-term FHLB advances or brokered CDs and its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	March 31, 2020	December 31, 2019
(dollars in thousands)
CRBT - FHLB Advances or Brokered CDs	3/16/2020	3/16/2023	Derivatives - Liabilities	$30,000	0.89%	1.12%	$(644)	$-
SFCB - FHLB Advances or Brokered CDs	3/16/2020	3/16/2023	Derivatives - Liabilities	10,000	0.74%	0.95%	(162)	$-
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Liabilities	10,000	4.30%	5.85%	(1,992)	$(971)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Liabilities	8,000	4.30%	5.85%	(1,594)	(777)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Liabilities	10,000	3.54%	4.54%	(1,935)	(944)
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Liabilities	3,000	3.29%	5.17%	(597)	(291)
Community National Statutory Trust III	9/15//2018	9/15/2028	Derivatives - Liabilities	3,500	2.49%	4.75%	(698)	(339)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Liabilities	4,500	2.49%	4.75%	(898)	(436)
				$79,000	3.66%	5.24%	$(8,520)	$(3,758)

Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent that they are included in the assessment of effectiveness, are recorded as a component of AOCI.

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

The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements.  The Company assesses the credit risk of its financial institution counterparties by monitoring

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

publicly available credit rating and financial information.  Additionally, the Company enters into interest rate derivatives only with primary and highly rated counterparties, and uses ISDA master agreements,  central clearing mechanisms and counterparty limits.  The ISDA master agreements contain bilateral collateral agreements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps.  The Company manages the risk of default by its borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures.  The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	March 31, 2020		December 31, 2019
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$915,109	$195,224	$787,221	$84,679
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$915,109	$195,224	$787,221	$84,679

Swap fee income totaled $6.8 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively.  Swap fee income totaled $28.3 million for the year ended December 31, 2019.

NOTE 5 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended
	March 31,
	2020	2019

Net income	$11,228	$12,918

Basic EPS	$0.71	$0.82
Diluted EPS	$0.70	$0.81

Weighted average common shares outstanding	15,796,796	15,693,345
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	214,660	229,595
Weighted average common and common equivalent shares outstanding	16,011,456	15,922,940

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

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at March 31, 2020 and December 31, 2019:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
March 31, 2020:
Securities AFS:
U.S. govt. sponsored agency securities	$19,457	$—	$19,457	$—
Residential mortgage-backed and related securities	122,853	—	122,853	—
Municipal securities	63,431	—	63,431	—
Asset-backed securities	28,499		28,499
Other securities	19,048	—	19,048	—
Derivatives	195,973	—	195,973	—
Total assets measured at fair value	$449,261	$—	$449,261	$—

Derivatives	$203,744	$—	$203,744	$—
Total liabilities measured at fair value	$203,744	$—	$203,744	$—

December 31, 2019:
Securities AFS:
U.S. govt. sponsored agency securities	$20,078	$—	$20,078	$—
Residential mortgage-backed and related securities	120,587	—	120,587	—
Municipal securities	48,257	—	48,257	—
Asset-backed securities	16,887		16,887
Other securities	4,886	—	4,886	—
Derivatives	87,827	—	87,827	—
Total assets measured at fair value	$298,522	$—	$298,522	$—

Derivatives	$88,437	$—	$88,437	$—
Total liabilities measured at fair value	$88,437	$—	$88,437	$—

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

Interest rate swaps are also used for the purpose of hedging interest rate risk on FHLB advances, brokered deposits and junior subordinated debt. The interest rate swaps are further described in Note 4 to the Consolidated Financial Statements. The fair values are determined by comparing the contract rate on the swap with the then-current market rate for the remaining term of the transaction (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprise the following at March 31, 2020 and December 31, 2019:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
March 31, 2020:
Impaired loans/leases	$6,062	$—	$—	$6,062
OREO	3,562	—	—	3,562
	$9,624	$—	$—	$9,624

December 31, 2019:
Impaired loans/leases	$3,394	$—	$—	$3,394
OREO	4,459	—	—	4,459
	$7,853	$—	$—	$7,853

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	March 31,	December 31,
	2020	2019	Valuation Technique	Unobservable Input	Range
	(dollars in thousands)

Impaired loans/leases	$6,062	$3,394	Appraisal of collateral	Appraisal adjustments	(10.00)%	to	(30.00)%
OREO	3,562	4,459	Appraisal of collateral	Appraisal adjustments	0.00%	to	(35.00)%

For the impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three months ended March 31, 2020 and 2019.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of March 31, 2020		As of December 31, 2019
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
		(dollars in thousands)

Cash and due from banks	Level 1	$169,827	$169,827	$76,254	$76,254
Federal funds sold	Level 2	4,695	4,695	9,800	9,800
Interest-bearing deposits at financial institutions	Level 2	202,013	202,013	147,891	147,891
Investment securities:
HTM	Level 2	431,283	450,401	400,646	426,545
AFS	*	253,288	253,288	210,695	210,695
Loans/leases receivable, net	Level 3	5,613	6,062	3,143	3,394
Loans/leases receivable, net	Level 2	3,656,822	3,624,689	3,651,061	3,606,520
Derivatives	Level 2	195,973	195,973	87,827	87,827

Deposits:
Nonmaturity deposits	Level 2	3,292,795	3,292,795	3,184,726	3,184,726
Time deposits	Level 2	877,683	887,294	726,325	742,444
Short-term borrowings	Level 2	43,067	43,067	13,423	13,423
FHLB advances	Level 2	95,000	96,515	159,300	159,193
Subordinated notes	Level 2	68,455	68,673	68,394	68,563
Junior subordinated debentures	Level 2	37,877	30,541	37,838	30,477
Derivatives	Level 2	203,744	203,744	88,437	88,437

*See previous table in Note 2.

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

The Company's Wealth Management segment represents the trust, asset management, investment management and advisory services offered at the Company's subsidiary banks and the Bates Companies in aggregate. This segment generates income primarily from fees charged based on assets under administration for corporate and personal trusts, custodial services, and investments managed. No assets of the subsidiary banks have been allocated to the Wealth Management segment.

The Company's All Other segment includes the corporate operations of the parent and operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds.  The financial results for RB&T prior to the sale of the majority of its assets and liabilities at November 30, 2019 are also included in the Company’s All Other Segment as are the assets held for sale at March 31, 2020.

Selected financial information on the Company's business segments is presented as follows as of and for the three months ended March 31, 2020 and 2019.

	Commercial Banking				Wealth		Intercompany	Consolidated
	QCBT	CRBT	CSB	SFC Bank	Management	All other	Eliminations	Total
	(dollars in thousands)
Three Months Ended March 31, 2020
Total revenue	$19,499	$21,995	$10,051	$8,691	$4,039	$15,618	$(15,715)	$64,178
Net interest income	14,428	11,386	7,500	5,642	—	(1,488)	230	37,698
Provision	3,183	2,250	1,964	970	—	—	—	8,367
Net income (loss) from continuing operations	4,903	6,377	1,038	2,207	821	11,137	(15,255)	11,228
Goodwill	3,223	14,980	9,888	45,975	—	182	—	74,248
Intangibles	—	2,560	3,812	6,573	—	1,476	—	14,421
Total assets	1,914,785	1,719,773	863,903	708,735	—	695,511	(670,632)	5,232,075

Three Months Ended March 31, 2019
Total revenue	$18,544	$19,244	$9,270	$7,288	$4,229	$20,178	$(14,658)	$64,095
Net interest income	12,139	10,407	6,966	5,227	—	2,169	—	36,908
Credit loss expense	1,020	425	150	500	—	39	—	2,134
Net income (loss)	4,185	5,100	2,157	1,653	1,158	13,115	(14,450)	12,918
Goodwill	3,223	14,980	9,888	45,975	—	3,806	—	77,872
Intangibles	—	3,061	4,501	7,501	—	1,855	—	16,918
Total assets	1,660,374	1,446,637	785,076	638,542	—	1,137,465	(601,432)	5,066,662

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of March 31, 2020 and December 31, 2019, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks' actual capital amounts and ratios as of March 31, 2020 and December 31, 2019 are presented in the following table (dollars in thousands). As of March 31, 2020 and December 31, 2019, each of the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2020:
Company:
Total risk-based capital	$601,259	13.54%	$355,226	>	8.00%	$466,233	>	10.50%	$444,032	>	10.00%
Tier 1 risk-based capital	495,455	11.16	266,419	>	6.00	377,427	>	8.50	355,226	>	8.00
Tier 1 leverage	495,455	10.19	194,477	>	4.00	194,477	>	4.00	243,097	>	5.00
Common equity Tier 1	457,578	10.31	199,814	>	4.50	310,822	>	7.00	288,621	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$191,590	12.03%	$127,429	>	8.00%	$167,251	>	10.50%	$159,287	>	10.00%
Tier 1 risk-based capital	175,861	11.04	95,572	>	6.00	135,394	>	8.50	127,429	>	8.00
Tier 1 leverage	175,861	10.07	69,825	>	4.00	69,825	>	4.00	87,282	>	5.00
Common equity Tier 1	175,861	11.04	71,679	>	4.50	111,501	>	7.00	103,536	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$184,319	12.21%	$120,785	>	8.00%	$158,531	>	10.50%	$150,982	>	10.00%
Tier 1 risk-based capital	168,693	11.17	90,589	>	6.00	128,334	>	8.50	120,785	>	8.00
Tier 1 leverage	168,693	10.53	64,084	>	4.00	64,084	>	4.00	80,105	>	5.00
Common equity Tier 1	168,693	11.17	67,942	>	4.50	105,687	>	7.00	98,138	>	6.50
Community State Bank:
Total risk-based capital	$94,289	12.59%	$59,930	>	8.00%	$78,658	>	10.50%	$74,912	>	10.00%
Tier 1 risk-based capital	86,636	11.57	44,947	>	6.00	63,675	>	8.50	59,930	>	8.00
Tier 1 leverage	86,636	10.25	33,808	>	4.00	33,808	>	4.00	42,261	>	5.00
Common equity Tier 1	86,636	11.57	33,710	>	4.50	52,439	>	7.00	48,693	>	6.50
Springfield First Community Bank:
Total risk-based capital	$74,501	12.49%	$47,723	>	8.00%	$62,636	>	10.50%	$59,654	>	10.00%
Tier 1 risk-based capital	66,392	11.13	35,792	>	6.00	50,706	>	8.50	47,723	>	8.00
Tier 1 leverage	66,392	10.43	25,470	>	4.00	25,470	>	4.00	31,838	>	5.00
Common equity Tier 1	66,392	11.13	26,844	>	4.50	41,758	>	7.00	38,775	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2019:
Company:
Total risk-based capital	$581,234	13.33%	$348,937	>	8.00%	$457,980	>	10.500%	$436,171	>	10.00%
Tier 1 risk-based capital	481,702	11.04	261,703	>	6.00	370,746	>	8.500	348,937	>	8.00
Tier 1 leverage	481,702	9.53	202,207	>	4.00	202,207	>	4.000	252,758	>	5.00
Common equity Tier 1	443,864	10.18	196,277	>	4.50	305,320	>	7.000	283,511	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$183,855	11.83%	$124,362	>	8.00%	$163,225	>	10.500%	$155,452	>	10.00%
Tier 1 risk-based capital	170,137	10.94	93,271	>	6.00	132,134	>	8.500	124,362	>	8.00
Tier 1 leverage	170,137	9.94	68,479	>	4.00	68,479	>	4.000	85,598	>	5.00
Common equity Tier 1	170,137	10.94	69,953	>	4.50	108,817	>	7.000	101,044	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$175,498	11.90%	$117,953	>	8.00%	$154,813	>	10.500%	$147,441	>	10.00%
Tier 1 risk-based capital	162,127	11.00	88,465	>	6.00	125,325	>	8.500	117,953	>	8.00
Tier 1 leverage	162,127	10.41	62,286	>	4.00	62,286	>	4.000	77,857	>	5.00
Common equity Tier 1	162,127	11.00	66,349	>	4.50	103,209	>	7.000	95,837	>	6.50
Community State Bank:
Total risk-based capital	$92,095	12.32%	$59,813	>	8.00%	$78,504	>	10.500%	$74,766	>	10.00%
Tier 1 risk-based capital	85,437	11.43	44,860	>	6.00	63,551	>	8.500	59,813	>	8.00
Tier 1 leverage	85,437	10.39	32,902	>	4.00	32,902	>	4.000	41,128	>	5.00
Common equity Tier 1	85,437	11.43	33,645	>	4.50	52,336	>	7.000	48,598	>	6.50
Springfield First Community Bank:
Total risk-based capital	$71,074	12.72%	$44,704	>	8.00%	$58,674	>	10.500%	$55,880	>	10.00%
Tier 1 risk-based capital	63,956	11.45	33,528	>	6.00	47,498	>	8.500	44,704	>	8.00
Tier 1 leverage	63,956	9.70	26,379	>	4.00	26,379	>	4.000	32,974	>	5.00
Common equity Tier 1	63,956	11.45	25,146	>	4.50	39,116	>	7.000	36,322	>	6.50

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 9 – SUBSEQUENT EVENT

On April 2, 2020, the Company entered into a stock purchase agreement to sell all the issued and outstanding capital stock of the Bates Companies. The aggregate consideration to be paid to the Company shall be an amount equal to $500,000 plus cancellation of all future amounts otherwise to become payable to the purchaser by the Company under an earn-out agreement entered into between the same parties in 2018 with a non-discounted value of approximately $1.6 million at March 31, 2020.

This transaction is subject to regulatory approval and is expected to close late in the second quarter of 2020.

Goodwill impairment related to the execution of the agreement to sell the Bates Companies was $500,000 in the first quarter of 2020.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ending March 31, 2020. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. The page locations and specific sections and notes that are referred to in this discussion are presented in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

QCR Holdings, Inc. is a financial holding company and the parent company of QCBT, CRBT, CSB and SFC Bank. QCBT, CRBT and CSB are Iowa-chartered commercial banks and SFC Bank is a Missouri-chartered commercial bank. All four charters are members of the Federal Reserve system with depository accounts insured to the maximum amount permitted by the FDIC.

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

•

SFC Bank became a subsidiary of the Company in 2018 and provides full-service commercial and consumer banking services to the Springfield, Missouri area through its main office located on Glenstone Avenue in Springfield, Missouri.

IMPACT OF COVID-19

The progression of the COVID-19 pandemic in the United States has had an adverse impact on the Company’s financial condition and results of operations as of and for the three months ended March 31, 2020, and is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on the Company’s Market Areas

The Company offers commercial and consumer banking products and services primarily in Illinois, Missouri and Iowa.  In Illinois, Governor J.B Pritzker has ordered individuals to stay at home and non-essential businesses to cease all activities, in each case subject to limited exceptions.  This order went into effect on March 21, 2020 and is currently effective through

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

May 30, 2020.  In Missouri, Governor Mike Parson has ordered individuals to stay at home, and imposed limitations on gathering sizes applicable to businesses.  This order went into effect on April 3, 2020 and expired May 3, 2020, with the gradual reopening of certain businesses.  In Iowa, Governor Kim Reynolds recently issued a series of orders, including orders for many retail establishments to close and imposing limitations on gathering sizes in certain parts of the state.  Such orders are generally currently effective through May 15, 2020.  All of the subsidiary banks’ branches have been permitted to remain open under the orders, although the banks have maintained limited lobby access at all branches since March 13, 2020.

Each state has experienced rapidly increasing unemployment levels as a result of the curtailment of business activities, rising from an average of 4.0% in Illinois in January 2020 to an average of 4.6% in March 2020, according to the Illinois Department of Employment Security. Unemployment rose from an average of 3.5% in Missouri in January 2020 to 4.5% in March 2020, according to the Missouri Department of Labor and Industrial Relations. In Iowa, unemployment rose from an average of 2.8% in January 2020 to 3.7% in March 2020, according to the Iowa Workforce Development.  These levels are expected to rise further.  To date, many of the public health and economic effects of COVID-19 have been concentrated in large cities, but we anticipate that these effects will occur on a more delayed basis in smaller communities, where the Company’s banking operations are focused.

Policy and Regulatory Developments

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.
•

On March 27, 2020, President Trump signed the CARES Act, which established a $2.0 trillion economic stimulus package, which provides for cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the PPP.  On April 24, 2020, President Trump signed the Paycheck Protection Program and Health Care Enhancement Act, which authorized an additional $310 billion of PPP loans. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to limitations and eligibility criteria.  The subsidiary banks are participating as lenders in the PPP.

•

In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.  See Note 3 of the Consolidated Financial Statements for additional discussion on TDRs.

•

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs, and the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.  See Note 3 of the Consolidated Financial Statements for additional discussion on TDRs.

•

On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: the MSNLF and the MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve has provided additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to such a facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion.

Effects on the Company’s Business

The Company currently expects that the COVID-19 pandemic and the specific developments referred to above will have a significant impact on its business.  In particular, the Company anticipates that a significant portion of the subsidiary banks’ borrowers in the hotel, restaurant, entertainment and retail industries will continue to endure significant economic distress, and could adversely affect their ability and willingness to repay existing indebtedness, and could adversely impact the value of collateral pledged to the banks.  These developments, together with economic conditions generally, are also expected to impact the Company’s commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, the Company’s equipment leasing business and loan portfolio, the Company’s consumer loan business and loan portfolio, and the value of certain collateral securing the Company’s loans.  In addition, the Company’s loan and lease growth could slow exclusive of the PPP loans, while deposit growth could accelerate as businesses and consumers navigate the impact.  As a result, the Company anticipates that its financial condition, capital levels, asset quality and results of operations will be adversely affected, as described in further detail below.

The Company’s Response

The Company has taken numerous steps in response to the COVID-19 pandemic, including the following:

•

The Company implemented a loan relief program offering to extend qualifying customers’ payments for 90 days.  The program has provided 2,158 modifications of loans totaling $497.0 million to commercial and consumer clients as of May 1, 2020.

•

As the Company moved to limited lobby access to protect the health and safety of its employees and clients, digital collaboration and digital banking applications have become business critical.  The Company is using virtual meetings to stay connected with its clients and customers are leveraging the Company’s mobile banking capabilities.  The Company’s digital communications tool is a modern enterprise video application, with an easy, reliable and secure cloud platform for video and audio conferencing, chat and web conferencing across mobile, desktop and room systems.   It has enabled the Company to continue to collaborate in real-time across the enterprise and to meet face-to-face with our clients while working remotely to adhere to the Center for Disease Control’s physical distancing guidelines.  Clients are using the Company’s existing mobile banking and mobile payment capabilities including: on-line banking, remote deposit, on-line retail loan applications and person-to-person payment applications that are available across multiple form factors.  These applications have enabled customers to engage with the Company virtually to meet their community banking needs.  The Company proactively reached out to customers to make sure that they knew how to use these tools and increased their mobile deposit limits to enable expanded use of remote deposit

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

features.  The Company also worked with primary digital banking solution providers to make adjustments to their hosting capabilities to accommodate the unprecedented levels of volume through this digital channel.

•

The Company began to execute on its Public Emergency Preparedness Plan (“PEP”) mid-February.  The PEP was created to coordinate resources in an organized manner to respond to any public emergency that may significantly affect staffing. One of the situations specifically called out in the plan is a health-related event such as a specific threat of influenza, or other disease, creating pandemic conditions.  This program is an important part of the Company’s Business Continuity Program, which specifically addresses rapid recovery from an occurrence that would disable any entity for a period exceeding 48 hours.  The goal of the plan is to protect employees, customers, facilities, systems, property and operations during any public emergency and maintain normal operations, to the extent possible, consistent with those goals. In the event that normal operations cannot be maintained, the goals will be to maximize the continuity of the essential services to our customers, protect the health and safety of employees and customers, and minimize adverse financial impact to our institutions. Finally, the plan will provide for a return to full operations and services as quickly as possible.  The plan was fully implemented during the first two weeks of March and the following strategies were executed:

o	Emergency Preparedness Response Team critical members were identified to direct the Company’s planning, preparedness, training and response to lead the recovery effort with the COVID-19 pandemic;

o	increased cash reserves at all charters were established and the charters began monitoring cash outflows;

o	IT testing began to ensure the Company’s systems were capable of handling traffic generated by employees working from home;

o	reviewed cross training lists for each department in case of staff shortages;

o	split specific departments into shifts so not all employees were working together at the same time; and

o	communication sites were activated in case emergency information needed to be communicated to employees.

•

The PPP was approved as part of the CARES Act and authorized up to $349 billion in forgivable loans to small businesses to pay their employees and for other operating expenses, during the COVID-19 crisis, and an additional $310 billion of loans were authorized to be made under the PPP in a second phase of funding. The Company has processed 1,627 loans for a total of $355.6 million as of May 1, 2020.  The Company is continuing to take PPP applications and is currently processing new loans under newly approved additional funding.

•	The Company has implemented a number of actions to support a healthy workforce, including:
o	adopting alternative work practices such as working in shifts, social distancing in our facilities and adding remote work options for approximately half of our workforce;
o	discontinued business travel, large events and meetings; and
o	utilizing online meeting platforms.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

•

On February 28, 2020, the Company’s Board of Directors authorized a share repurchase program, permitting the repurchase of up to 800,000 shares of the Company’s outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if the Company does not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The Company suspended the repurchase of shares on March 16, 2020 due to the uncertainties related to the COVID-19 pandemic.

EXECUTIVE OVERVIEW

The Company reported net income of $11.2 million and diluted EPS of $0.70 for the quarter ended March 31, 2020. By comparison, for the quarter ended December 31, 2019, the Company reported net income of $15.9 million and diluted EPS of $0.99.  For the quarter ended March 31, 2019, the Company reported net income of $12.9 million, and diluted EPS of $0.81.

The first quarter of 2020 was also highlighted by the following results and events:

•	Net income of $11.2 million, or $0.70 per diluted share;
•	Adjusted net income (non-GAAP) of $12.4 million, or $0.77 per diluted share;
•	NIM increased by 4 bps and NIM (TEY)(non-GAAP) increased by 5 bps to 3.40% and 3.56%, respectively;
•	Noninterest income of $15.2 million;
•	Annualized loan and lease growth of 1.6% for the quarter;
•	Annualized deposit growth of 26.5% for the quarter; and
•	Provision expense of $8.4 million for the quarter, increasing ALLL by 16 bps to 1.14%.

Following is a table that represents various income measurements for the Company.

	For the three months ended
	March 31, 2020	December 31, 2019	March 31, 2019
	(dollars in thousands)

Net income	$11,228	$15,891	$12,918

Diluted earnings per common share	$0.70	$0.99	$0.81

Weighted average common and common equivalent shares outstanding	16,011,456	16,033,043	15,922,940

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended
	March 31, 2020	December 31, 2019	March 31, 2019
	(dollars in thousands)

Net interest income	$37,698	$39,919	$36,908
Provision expense	8,367	979	2,134
Noninterest income	15,196	29,805	11,993
Noninterest expense	31,415	46,294	32,435
Federal and state income tax expense	1,884	6,560	1,414
Net income	$11,228	$15,891	$12,918

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following are some noteworthy changes in the Company's financial results:

•

Net interest income in the first quarter of 2020 was down 6% compared to the fourth quarter of 2019.  Comparisons of net interest income were impacted by the sale of RB&T on November 30, 2019 and varying levels of acquisition-related net accretion.  While the sale of RB&T reduced average earning assets by 5.3% on a linked-quarter basis, net interest income was nearly static due to a significant increase in net interest margin in the first quarter of 2020. Net interest income increased 2% compared to the first quarter of 2019.  The increase was primarily due to strong loan growth during the full year 2019.

•

Provision expense in the first quarter of 2020 increased $7.4 million compared to the fourth quarter of 2019.  Provision expense increased $6.2 million compared to the first quarter of 2019. The increase was primarily due to increased qualitative allocations in response to deteriorating economic conditions as related to the effects of COVID-19. See the Provision for Loan Lease Losses section of this report for additional details.

•

Noninterest income in the first quarter of 2020 decreased 49% compared to the fourth quarter of 2019 primarily due to a gain on sale of assets and liabilities of RB&T totaling $12.3 million in the fourth quarter of 2019. Excluding this, noninterest income increased 27% compared to the first quarter of 2019.  This increase was primarily attributable to higher swap fee income.

•

Noninterest expense decreased 32% in the first quarter of 2020 compared to the fourth quarter of 2019. Salaries and employee benefits were $18.5 million in the first quarter of 2020 as compared to $24.2 million in the fourth quarter of 2019 primarily due to reduced bonus and incentive compensation as a result of the impact of COVID-19.  Post-acquisition, compensation, transition and integration costs were $151 thousand in the first quarter of 2020 as compared to $1.9 million in the fourth quarter of 2019 primarily due to data processing conversion costs at SFC Bank in the fourth quarter of 2019.  Disposition costs were $517 thousand in the first quarter of 2020 as compared to $3.3 million in the fourth quarter of 2019 primarily due to the sale of RB&T occurring in the fourth quarter of 2019.  The Company had $3.0 million of goodwill impairment in the fourth quarter related to the Bates Companies due to the exit of the Rockford market with the sale of RB&T.  Noninterest expense decreased 3% compared to the first quarter of 2019.

•

Federal and state income tax expense in the first quarter of 2020 decreased 71% compared to the fourth quarter of 2019. Federal and state income tax expense increased 33% compared to the first quarter of 2019. See the “Income Taxes” section of this report for additional details on these increases.

STRATEGIC FINANCIAL METRICS

The Company has established certain strategic financial metrics by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company's ability to achieve these metrics will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10‑K for the year ended December 31, 2019. The Company's long-term strategic financial metrics are as follows:

•	Organic loan and lease growth of 9% per year, funded by core deposits;
•	Grow fee-based income by at least 6% per year; and
•	Limit our annual operating expense growth to 5% per year.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table shows the evaluation of the Company’s strategic financial metrics:

			For the Quarter Ending
Strategic Financial Metric	Key Metric	Target	March 31, 2020*
Loans and leases growth organically	Loans and leases growth	> 9% annually	1.6%
Fee income growth	Fee income growth	> 6% annually	(8.3)%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	(13.7)%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period that are then annualized for   comparison.  The calculations provided exclude non-core noninterest income and noninterest expense for the quarter ended March 31, 2020.

It should be noted that these initiatives are long-term targets.  Due to the impact of the COVID-19 pandemic, the Company may not be able to achieve these goals for the full year 2020.

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the first quarter of 2020 to support its corporate strategy:

•

The Company grew loans and leases in the first quarter of 2020 by 1.6% on an annualized basis. Loan and lease growth was adversely impacted by scheduled payoffs early in the quarter and reduced economic activity across all markets as a result of the voluntary or mandatory closures of public venues, businesses, schools and government offices due to the COVID-19 pandemic.

•

Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Illinois, Wisconsin and Missouri. The Company acts as the correspondent bank for 195 downstream banks with average total noninterest bearing deposits of $185.6 million and average total interest bearing deposits of $355.4 million during the first three months of 2020. By comparison, the Company acted as the correspondent bank for 196 downstream banks with average total noninterest bearing deposits of $170.4 million and average total interest bearing deposits of $286.1 million during the first three months of 2019. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.

•

As a result of the relatively low interest rate environment including a flat to inverted yield curve, the Company has focused on executing interest rate swaps on select commercial loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent on the pricing. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for the borrowers and the Company. Swap fee income totaled $6.8 million for the three months ended March 31, 2020 as compared to $3.2 million for the three months ended March 31, 2019.

•

Noninterest expense for the first quarter of 2020 totaled $31.4 million as compared to $32.4 million in the first quarter of 2019.  The decrease was primarily due to a decline in salaries and employee benefits as a result of reduced bonus and incentive compensation due to the impact of COVID-19 and the sale of RB&T.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “adjusted net income”, “adjusted EPS”, “adjusted ROAA”, “pre-provision/pre-tax adjusted income”, “NIM (TEY)”, “adjusted NIM”, and “efficiency ratio”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

•	TCE/TA ratio (non-GAAP) is reconciled to stockholders' equity and total assets;
•	Adjusted net income, adjusted EPS and adjusted ROAA (all non-GAAP measures) are reconciled to net income;
•	Pre-provision/Pre-tax adjusted income is reconciled to net income;
•	NIM (TEY) (non-GAAP) and adjusted NIM (non-GAAP) are reconciled to NIM; and
•	Efficiency ratio (non-GAAP) is reconciled to noninterest expense, net interest income and noninterest income.

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

The pre-provision/pre-tax adjusted income is a measurement of the Company’s financial performance excluding provision and income taxes as well as non-recurring income and expense items.  The Company’s management believes this financial measure is important to investors as provision for the quarter ended March 31, 2020 was materially higher due to the impact of COVID-19 as well as its impact on income taxes.  By excluding the provision and income taxes as well as non-recurring income and expense items, the investor is provided a better comparison to prior periods for analysis.

NIM (TEY) is a financial measure that the Company's management utilizes to take into account the tax benefit associated with certain tax-exempt loans and securities. It is standard industry practice to measure net interest margin using tax-equivalent measures. In addition, the Company calculates NIM without the impact of acquisition accounting net accretion (adjusted NIM), as accretion amounts can fluctuate widely, making comparisons difficult.

The efficiency ratio is a ratio that management utilizes to compare the Company to its peers. It is a standard ratio used to calculate overhead as a percentage of revenue in the banking industry and is widely utilized by investors.

	As of
GAAP TO NON-GAAP	March 31,	December 31,	March 31,
RECONCILIATIONS	2020	2019	2019
	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$539,139	$535,351	$488,407
Less: Intangible assets	88,669	89,718	94,790
TCE (non-GAAP)	$450,470	$445,633	$393,617

Total assets (GAAP)	$5,232,075	$4,909,050	$5,066,662
Less: Intangible assets	88,669	89,718	94,790
TA (non-GAAP)	$5,143,406	$4,819,332	$4,971,872

TCE/TA ratio (non-GAAP)	8.76%	9.25%	7.92%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$11,228	$15,891	$12,918
Less nonrecurring items (post-tax) (*):
Income:
Securities gains (losses), net	—	21	—
Gain on sale of assets and liabilities of subsidiary	$—	$8,539	$—
Total nonrecurring income (non-GAAP)	$—	$8,560	$—
Expense:
Losses on debt extinguishment	$116	$228	$—
Goodwill impairment	500	3,000	—
Disposition costs	408	2,627	—
Tax expense on expected liquidation of RB&T BOLI	—	790	—
Post-acquisition compensation, transition and integration costs	119	1,465	106
Total nonrecurring expense (non-GAAP)	$1,144	$8,110	$106

Adjusted net income (non-GAAP)	$12,372	$15,441	$13,024

PRE-PROVISION/PRE-TAX ADJUSTED INCOME
Net income (GAAP)	$11,228	$15,891	$12,918
Less: Non-core income not tax-effected	—	12,313	—
Plus: Non-core expense not tax-effected	1,315	9,258	134
Provision expense	8,367	979	2,134
Federal and state income tax expense	1,884	6,560	1,414
Pre-provision/pre-tax adjusted income (non-GAAP)	$22,794	$20,375	$16,600

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$12,372	$15,441	$13,024

Weighted average common shares outstanding	15,796,796	15,772,703	15,693,345
Weighted average common and common equivalent shares outstanding	16,011,456	16,033,043	15,922,940

Adjusted EPS (non-GAAP):
Basic	$0.78	$0.98	$0.83
Diluted	$0.77	$0.96	$0.82

ADJUSTED ROAA
Adjusted net income (non-GAAP) (from above)	$12,372	$15,441	$13,024

Average Assets	$4,948,311	$5,147,754	$4,968,502

Adjusted ROAA (annualized) (non-GAAP)	1.00%	1.20%	1.05%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$37,698	$39,919	$36,908
Plus: Tax equivalent adjustment	1,790	1,783	1,794
Net interest income - tax equivalent (non-GAAP)	$39,488	$41,702	$38,702
Less: Acquisition accounting net accretion	625	931	1,069
Adjusted net interest income	38,863	40,771	37,633

Average earning assets	$4,461,018	$4,711,310	$4,612,553

NIM (GAAP)	3.40%	3.36%	3.25%
NIM (TEY) (non-GAAP)	3.56%	3.51%	3.40%
Adjusted NIM (TEY) (non-GAAP)	3.50%	3.43%	3.31%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$31,415	$46,294	$32,435

Net interest income (GAAP)	$37,698	$39,919	$36,908
Noninterest income (GAAP)	15,196	29,805	11,993
Total income	$52,894	$69,724	$48,901

Efficiency ratio (noninterest expense/total income) (non-GAAP)	59.39%	66.40%	66.33%

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 2% to $39.5 million for the quarter ended March 31, 2020 compared to the same quarter of the prior year. Excluding the tax equivalent adjustments, net interest income increased 2% for the quarter ended March 31, 2020 compared to the same quarter of the prior year. Net interest income improved due to the following factors:

•	Strong organic loan and deposit growth over the past 12 months;
•	Decreased cost of funds; and
•	Reduced borrowings.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis			GAAP
	For the Quarter Ended			For the Quarter Ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2020	2019	2019	2020	2019	2019
Average Yield on Interest-Earning Assets	4.58%	4.61%	4.74%	4.39%	4.46%	4.58%
Average Cost of Interest-Bearing Liabilities	1.33%	1.44%	1.72%	1.33%	1.44%	1.72%
Net Interest Spread	3.24%	3.17%	3.02%	3.07%	3.02%	2.86%
NIM	3.56%	3.51%	3.40%	3.40%	3.36%	3.25%
NIM Excluding Acquisition Accounting Net Accretion	3.50%	3.43%	3.31%	3.37%	3.28%	3.15%

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

	For the Quarter Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
	(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$625	$931	$1,069

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NIM on a tax equivalent basis was up 5 basis points on a linked quarter basis.  Excluding acquisition accounting net accretion, NIM was up 7 basis points on a linked quarter basis.  The increase in net interest margin during the quarter was due to an 11 basis point decrease in the total cost of funds (due to both mix and rate).

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

In response to the COVID-19 pandemic, the Federal Reserve decreased interest rates by a total of 150 basis points in March 2020.  These decreases impact the comparability of net interest income between 2019 and 2020.

The Company's average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended March 31,
	2020			2019
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$5,324	$18	1.36%	$15,736	$93	2.40%
Interest-bearing deposits at financial institutions	128,612	361	1.13%	155,463	923	2.41%
Investment securities (1)	619,307	6,080	3.95%	660,454	6,096	3.74%
Restricted investment securities	21,365	258	4.86%	21,285	307	5.85%
Gross loans/leases receivable (1) (2) (3)	3,686,410	44,056	4.81%	3,759,615	46,477	5.01%
Total interest earning assets	4,461,018	50,773	4.58%	4,612,553	53,896	4.74%

Noninterest-earning assets:
Cash and due from banks	99,426			78,631
Premises and equipment	73,906			76,523
Less allowance	(36,000)			(40,461)
Other	349,936			241,256
Total assets	$4,948,286			$4,968,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$2,379,635	5,327	0.90%	$2,288,109	7,174	1.27%
Time deposits	785,135	3,879	1.99%	1,012,459	5,305	2.12%
Short-term borrowings	19,315	64	1.33%	14,377	71	2.00%
FHLB advances	111,407	449	1.62%	147,355	903	2.49%
Other borrowings	—	—	—%	43,701	605	5.61%
Subordinated notes	68,418	994	5.84%	38,637	564	5.92%
Junior subordinated debentures	37,853	571	6.07%	37,686	572	6.16%
Total interest-bearing liabilities	3,401,763	11,284	1.33%	3,582,324	15,194	1.72%

Noninterest-bearing demand deposits	789,913			810,300
Other noninterest-bearing liabilities	210,932			93,455
Total liabilities	4,402,608			4,486,079

Stockholders' equity	545,678			482,423
Total liabilities and stockholders' equity	$4,948,286			$4,968,502
Net interest income		$39,489			$38,702
Net interest spread			3.24%			3.02%
Net interest margin			3.40%			3.25%
Net interest margin (TEY)(Non-GAAP)			3.56%			3.40%
Adjusted net interest margin (TEY)(Non-GAAP)			3.50%			3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities	131.14%			128.76%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended March 31, 2020

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume
	2020 vs. 2019
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(75)	$(30)	$(45)
Interest-bearing deposits at financial institutions	(562)	(424)	(138)
Investment securities (2)	(16)	1,435	(1,451)
Restricted investment securities	(49)	(58)	9
Gross loans/leases receivable (2) (3)	(2,421)	(1,645)	(776)
Total change in interest income	(3,123)	(722)	(2,401)

INTEREST EXPENSE
Interest-bearing deposits	(1,847)	(3,672)	1,825
Time deposits	(1,426)	(320)	(1,106)
Short-term borrowings	(7)	(101)	94
Federal Home Loan Bank advances	(454)	(267)	(187)
Other borrowings	(605)	(303)	(302)
Subordinated notes	430	—	430
Junior subordinated debentures	(1)	(16)	15
Total change in interest expense	(3,910)	(4,679)	769

Total change in net interest income	$787	$3,957	$(3,170)

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified the following as critical accounting policies:

GOODWILL

The Company records all assets and liabilities purchased in an acquisition, including intangibles, at fair value.  Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment.  In certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A more detailed discussion of this critical accounting policy can be found in the Company's Annual Report on Form 10‑K for the year ended December 31, 2019.

Due to the economic impact that COVID-19 has had on the Company, management concluded that factors such as the decline in macroeconomic conditions have led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of March 31, 2020.  When such an assessment is performed, should the Company conclude that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

recorded to earnings.  Such a charge would have no impact on tangible capital or regulatory capital.  Based upon the results of the interim goodwill assessment, the Company concluded that an impairment did not exist as of the time of the assessment.

During the first quarter of 2020, the Company incurred goodwill impairment expense of $500 thousand related to the Bates Companies.  This was the result of the announcement of a sale of the Bates Companies as discussed in Note 9 of the Consolidated Financial Statements.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company's allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. A more detailed discussion of this critical accounting policy can be found in the Company's Annual Report on Form 10‑K for the year ended December 31, 2019.

The Company believes the COVID-19 pandemic may have an adverse effect on the credit quality of its loan portfolio during the remainder of 2020. Disruption to the Company’s customers could result in increased loan delinquencies and defaults resulting in an increase in quantitative allocations. Management believes impaired loans may increase in the future as a result of the COVID-19 pandemic, having a direct impact on the specific component of the allowance for loan and lease losses.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income decreased 6%, comparing the first quarter of 2020 to the same period of 2019. This increase was primarily the result of a reduction in average yields on loans and leases and a decrease in average earning assets due to the sale of RB&T.

Overall, the Company's average earning assets decreased 3%, comparing the first quarter of 2020 to the first quarter of 2019. During the same time period, average gross loans and leases decreased 2%, while average investment securities decreased 6%. The decreases in average earning assets and average gross loans and leases were the result of the sale of RB&T.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the first quarter of 2020 decreased 26% from the first quarter of 2019.  The cost of funds on the Company’s average interest-bearing liabilities has decreased with the current rate environment.  During the last month of the first quarter, market interest rates fell as the Federal Reserve cut the Federal Funds rate by 150 bps to a range of 0%-0.25%. As a direct result, the Company’s interest expense declined modestly on a linked-quarter basis.

The Company's management intends to continue to shift the mix of funding from wholesale funds to well-priced core deposits, including noninterest-bearing deposits. Continuing this trend is expected to strengthen the Company's franchise value, reduce funding costs and increase fee income opportunities through deposit service charges. The Company also increased short-term wholesale funding at the end of the quarter to quickly generate on-balance liquidity in an abundance of caution as a response to the COVID-19 pandemic.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

PROVISION FOR LOAN/LEASE LOSSES

The Company’s provision for loan and lease losses totaled $8.4 million for the first quarter of 2020, up from $2.1 million in the first quarter of 2019. The increase in the provision for loan and lease losses was primarily due to increased qualitative allocations in response to deteriorating economic conditions related to the effects of COVID-19.

With the uncertainty regarding the severity and duration of the economic impacts caused by the effects of COVID-19, the Company is not providing specific forward guidance on future provisions.  The Company does anticipate the provision to be elevated in future periods due to the broad reach of COVID-19 across many individuals and industries impacted.  The dramatic slowdown in economic activity will likely negatively impact the credit quality of the Company’s loan portfolio with increased levels of loan defaults.  The CARES Act provides significant resources for individuals and industries that could lessen the impact of COVID-19, in addition to the Company’s own loan relief programs.

The Company has elected to defer its implementation of CECL as allowed by the CARES Act. See Note 1 of the Consolidated Financial Statements for further discussion.

The provision is established based on a number of factors, including the Company's historical loss experience, delinquencies and charge-off trends, the local, state and national economies and risk associated with the loans/leases and securities in the portfolio as described in more detail in the “Critical Accounting Policies” section.

In accordance with GAAP for business combination accounting, acquired loans are recorded at fair value; therefore, no allowance is associated with such loans at acquisition. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance through provision. This provision, when coupled with net charge-offs of $2.1 million for the first three months of 2020, increased the Company's allowance to $42.2 million at March 31, 2020. As of March 31, 2020, the Company's allowance to total loans/leases was 1.14%, which was up from 0.98% at December 31, 2019 and 1.08% at March 31, 2019. Management continues to evaluate the allowance needed on acquired loans factoring in the net remaining discount ($6.3 million and $10.4 million at March 31, 2020 and March 31, 2019, respectively).

The following table represents the current balance of loans to customers with concentrations in industries that management has deemed to have a higher risk of being impacted by COVID-19:

	As of March 31,
	2020
		% of Total Gross
	Amount	Loans and Leases
	(dollars in thousands)

Construction	$282,117	7.62%
Retail and Lessors of Property Secured by Retail Property, excluding Automotive	201,998	5.45
Manufacturing	138,782	3.75
Wholesale	105,880	2.86
Hotel	66,129	1.79
Nursing & Senior Care	65,644	1.77
Restaurants and Lessors of Property Secured by Restaurant Property	52,172	1.41
Arts & Entertainment	23,589	0.64
Educational Services	19,956	0.54
	$956,267	25.81%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table represents a breakdown of retail loans, excluding automotive related loans:

	As of March 31,
	2020
		% of Total Gross
	Amount	Loans and Leases
	(dollars in thousands)

Non-Owner Occupied Retail CRE	$172,376	4.65%
Owner Occupied Retail CRE	10,115	0.27
All Other Retail	19,507	0.53
	$201,998	5.45%

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,	March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)

Trust department fees	$2,312	$2,493	$(181)	(7.3)%
Investment advisory and management fees	1,727	1,736	(9)	(0.5)
Deposit service fees	1,477	1,554	(77)	(5.0)
Gains on sales of residential real estate loans, net	652	369	283	76.7
Gains on sales of government guaranteed portions of loans, net	—	31	(31)	(100.0)
Swap fee income	6,804	3,198	3,606	112.8
Earnings on bank-owned life insurance	329	540	(211)	(39.1)
Debit card fees	758	792	(34)	(4.3)
Correspondent banking fees	215	216	(1)	(0.5)
Other	922	1,064	(142)	(13.3)
Total noninterest income	$15,196	$11,993	$3,203	26.7%

In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. However, assets under management decreased $474.7 million in the first three months of 2020 with the deteriorating economic conditions. With the decrease in assets under management, trust department fees decreased 7%, comparing the first quarter of 2020 to the same period of the prior year.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts. The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations.

Investment advisory and management fees decreased 1%, comparing the first quarter of 2020 to the same period of the prior year.  Brokerage assets decreased $279.4 million in the first three months of 2020 with the deteriorating economic conditions. Similar to trust department fees, investment advisory and management fees are largely determined based on the value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations. The levels of trust and brokerage assets under management were negatively impacted by the decline in the market as a result of COVID-19.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Deposit service fees decreased 5% comparing the first quarter of 2020 to the same period of the prior year. This decrease was primarily due to the sale of RB&T, as well as lower transactional volume due to current economic conditions. The Company continues to emphasize shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans, net, increased 77% when comparing the first quarter of 2020 to the same period of the prior year. The increase was primarily due to the refinancing of residential real estate loans with lower interest rates in the first quarter of 2020.

The Company did not have any gains on the sale of government-guaranteed portions of loans for the first quarter of 2020 as compared to $31 thousand in the first quarter of 2019. As reflected by these gains, large fluctuations can occur from quarter-to-quarter and year-to-year. The Company continues to leverage its expertise by taking advantage of programs offered by the SBA and the USDA. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company's portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary.  Recently, competitors have been offering SBA loan candidates traditional financing without a guarantee and the Company is not willing to relax its structure for those lending opportunities.

As a result of the low interest rate environment and its continued focus across all subsidiary banks, the Company was able to execute numerous interest rate swaps on select commercial loans, including tax credit project loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrowers and the Company. An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from quarter to quarter. Swap fee income totaled $6.8 million for the first quarter of 2020, compared to $3.2 million for the first quarter of 2019.  The increase in swap fee income for the first three months of 2020, as compared to all prior periods, was due to both the volume and the size of the transactions executed.  Future levels of swap fee income are somewhat dependent upon prevailing interest rates.

Earnings on BOLI decreased 39% comparing the first quarter of 2020 to the first quarter of 2019.  There were no purchases of BOLI within the last 12 months. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity market and can lead to volatility in earnings. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees decreased 4% comparing the first quarter of 2020 to the first quarter of the prior year. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a retail deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees decreased 1% comparing the first quarter of 2020 to the first quarter of the prior year. The fees are generally included in the earnings credit rates which incent the correspondent bank to maintain higher levels of noninterest bearing deposits to offset the correspondent banking fees. Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 195 banks in Iowa, Illinois, Missouri and Wisconsin.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Other noninterest income decreased 13% comparing the first quarter of 2020 to the first quarter of the prior year.  This decrease was primarily due to the sale of RB&T.

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,	March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)

Salaries and employee benefits	$18,519	$20,879	$(2,360)	(11.3)%
Occupancy and equipment expense	4,032	3,694	338	9.1
Professional and data processing fees	3,369	2,750	619	22.5
Post-acquisition compensation, transition and integration costs	151	134	17	12.7
Disposition costs	517	—	517	100.0
FDIC insurance, other insurance and regulatory fees	683	964	(281)	(29.1)
Loan/lease expense	228	214	14	6.5
Net cost of and gains/losses on operations of other real estate	13	298	(285)	(95.6)
Advertising and marketing	682	785	(103)	(13.1)
Bank service charges	504	483	21	4.3
Loss on debt extinguishment	147	—	147	100.0
Correspondent banking expense	216	204	12	5.9
Intangibles amortization	549	532	17	3.2
Goodwill Impairment	500	—	500	100.0
Other	1,305	1,498	(193)	(12.9)
Total noninterest expense	$31,415	$32,435	$(1,020)	(3.1)%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, decreased from the first quarter of 2020 to the first quarter of 2019 by 11%.  This decrease was primarily related to the sale of RB&T and reduced bonus and incentive compensation due to the impact of COVID-19.

Occupancy and equipment expense increased 9% comparing the first quarter of 2020 to the same period of the prior year. The increased expense was due to higher information technology service contract costs and increases in repairs and maintenance costs to existing buildings.

Professional and data processing fees increased 23% comparing the first quarter of 2020 to the same period in 2019. This increased expense was mostly due to higher data processing costs. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.

Post-acquisition costs totaled $151 thousand for the first quarter of 2020 as compared to $134 thousand for the same period of the prior year.  These costs were comprised primarily of personnel costs, IT integration and data conversion costs related to mergers/acquisitions.

Disposition costs totaled $517 thousand for the first quarter of 2020. The costs were primarily legal, accounting, personnel costs and IT deconversion costs related to the sale of RB&T in the fourth quarter of 2019.  There were no disposition costs for the first quarter of 2019.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FDIC insurance, other insurance and regulatory fee expense decreased 29%, comparing the first quarter of 2020 to the first quarter of 2019. The decrease in expense was due to the award of assessment credits by the FDIC in September 2019 that carried forward into the first quarter of 2020.

Loan/lease expense increased 7% when comparing the first quarter of 2020 to the same quarter of 2019. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net cost of (income from) and gains/losses on operations of other real estate totaled $13 thousand for the first quarter of 2020, compared to $298 thousand for the first quarter of 2019.

Advertising and marketing expense decreased 13% comparing the first quarter of 2020 to the first quarter of 2019. The decrease in expense was primarily due to the sale of RB&T.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 4% when comparing the first quarter of 2020 to the same quarter of 2019.  As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses will also increase.

Losses on debt extinguishment were $147 thousand for the three months ended March 31, 2020.  These losses relate to the prepayment of certain high-cost brokered certificates of deposit.  There were no losses on debt extinguishment for the three ended March 31, 2019.

Correspondent banking expense increased 6% when comparing the first quarter of 2020 to the first quarter of 2019.  These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense increased 3% when comparing the first quarter of 2020 to the same quarter of 2019.

Goodwill impairment expense totaled $500 thousand in the first quarter of 2020 related to the sale of the Bates Companies.  There was no goodwill impairment expense in the first quarter of 2019.

Other noninterest expense was down 13% when comparing the first quarter of 2020 to the first quarter of 2019. This was primarily due to the sale of RB&T.  Included in other noninterest expense are items such as subscriptions, sales and use tax and expenses related to wealth management.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INCOME TAXES

In the first quarter of 2020, the Company incurred income tax expense of $1.9 million.  Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,
	2020		2019
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(dollars in thousands)

Computed "expected" tax expense	$2,754	21.0%	$3,010	21.0%
Tax exempt income, net	(1,225)	(9.3)	(1,107)	(7.7)
Bank-owned life insurance	(55)	(0.4)	(113)	(0.8)
State income taxes, net of federal benefit, current year	677	5.2	649	4.5
Tax credits	(116)	(0.9)	(39)	(0.3)
True-up adjustment to year-end provision	—	—	(715)	(5.0)
Excess tax benefit on stock options exercised and restricted stock awards vested	(264)	(2.0)	(100)	(0.7)
Other	113	0.8	(171)	(1.2)
Federal and state income tax expense	$1,884	14.4%	$1,414	9.9%

The effective tax rate for the quarter ended March 31, 2020 was 14.4%, which was an increase from the effective tax rate of 9.9% for the quarter ended March 31, 2019.   During the first quarter of 2019 and in conjunction with the Company’s year-end tax preparation process, the Company identified a one-time true-up adjustment of $715 thousand.  Excluding this, the Company’s effective tax rate was approximately 15.0% for the three months ended March 31, 2019.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.  On November 30, 2019, the Company sold substantially all of the assets and transferred substantially all of the deposits and certain other liabilities of the Company’s wholly-owned subsidiary, RB&T.  As a result, those assets and liabilities of RB&T are not included in the Company’s results of its financial condition as of March 31, 2020 and December 31, 2019, the removal of which impacts balance sheet comparisons to March 31, 2019.

	March 31, 2020		December 31, 2019		March 31, 2019

	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$376,535	7%	$233,945	5%	$292,559	6%
Securities	684,571	13%	611,341	12%	655,749	13%
Net loans/leases	3,662,435	70%	3,654,204	75%	3,758,268	74%
Derivatives	195,973	4%	87,827	2%	36,375	1%
Other assets	301,803	6%	309,767	6%	323,711	6%
Assets held for sale	10,758	0%	11,966	0%	—	-%
Total assets	$5,232,075	100%	$4,909,050	100%	$5,066,662	100%

Total deposits	$4,170,478	80%	$3,911,051	80%	$4,194,220	82%
Total borrowings	244,399	5%	278,955	5%	282,994	6%
Derivatives	203,744	4%	88,437	2%	38,229	1%
Other liabilities	71,185	1%	90,253	2%	62,812	1%
Liabilities held for sale	3,130	-%	5,003	-%	—	-%
Total stockholders' equity	539,139	10%	535,351	11%	488,407	10%
Total liabilities and stockholders' equity	$5,232,075	100%	$4,909,050	100%	$5,066,662	100%

During the first quarter of 2020, the Company's total assets increased $323.0 million, or 7% from December 31, 2019, to a total of $5.2 billion. The Company’s cash, federal funds sold, and interest-bearing deposits increased $142.6 million and total deposits increased $259.4 million in the first quarter of 2020 primarily due to an increase in noninterest-bearing demand deposits and short-term brokered CDs, the latter of which were accessed to build liquidity in an abundance of caution in light of current economic factors.  Borrowings decreased $34.6 million in the first quarter of 2020 which consisted primarily of allowing short-term FHLB advances to mature given the increase in deposits.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company's securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	March 31, 2020		December 31, 2019		March 31, 2019
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

U.S. govt. sponsored agency securities	$19,457	3%	$20,078	3%	$35,843	5%
Municipal securities	493,664	72%	447,853	73%	450,376	69%
Residential mortgage-backed and related securities	122,853	18%	120,587	20%	161,692	25%
Asset-backed securities	28,499	4%	16,887	3%	—	—%
Other securities	20,098	3%	5,936	1%	7,838	1%
	$684,571	100%	$611,341	100%	$655,749	100%

Securities as a % of Total Assets	13.11%		12.45%		12.94%
Net Unrealized Gains as a % of Amortized Cost	3.73%		4.88%		1.46%
Duration (in years)	6.7		6.7		6.6
Yield on investment securities (tax equivalent)	3.95%		3.80%		3.74%

Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in any of the periods presented.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities. The asset-backed securities, which are comprised of collateral loan obligations, are backed by pools of senior secured commercial loans and were AAA rated as of March 31, 2020.

See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases grew 1.6% on an annualized basis during the first quarter of 2020. The Company experienced several large payoffs during the quarter, which impacted loan growth, as well as slower growth in March due to the pandemic.  The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following table.

	As of
	March 31, 2020		December 31, 2019		March 31, 2019
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

C&I loans	$1,484,979	41%	$1,507,825	41%	$1,479,247	39%
CRE loans	1,783,086	48%	1,736,396	47%	1,790,845	47%
Direct financing leases	83,324	2%	87,869	2%	108,543	3%
Residential real estate loans	237,742	6%	239,904	7%	288,502	8%
Installment and other consumer loans	106,728	3%	109,352	3%	123,087	3%
Total loans/leases	$3,695,859	100%	$3,681,346	100%	$3,790,224	100%
Plus deferred loan/lease origination costs, net of fees	8,809		8,859		9,208
Less allowance	(42,233)		(36,001)		(41,164)
Net loans/leases	$3,662,435		$3,654,204		$3,758,268

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of March 31, 2020 and December 31, 2019, approximately 26% of the CRE loan portfolio was owner-occupied.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company's CRE loan portfolio:

	As of March 31,		As of December 31,		As of March 31,
	2020		2019		2019
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Lessors of Nonresidential Buildings	$546,384	31%	$553,142	32%	$613,024	33%
Lessors of Residential Buildings	500,871	28%	465,172	27%	355,850	19%
New Housing For-Sale Builders	56,916	3%	55,525	3%	47,276	3%
Hotels	56,573	3%	63,720	4%	81,107	4%
Land Subdivision	53,899	3%	46,318	3%	46,042	2%
Nonresidential Property Managers	48,069	3%	48,059	3%	65,736	4%
Lessors of Other Real Estate Property	42,260	2%	39,297	2%	34,212	2%
Other Activities Related to Real Estate	39,352	2%	42,060	2%	29,307	2%
Other *	438,762	25%	423,103	23%	581,810	30%
Total CRE Loans	$1,783,086	100%	$1,736,396	100%	$1,854,364	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $31.9 million, or approximately 1.8% of total CRE loans in the most recent period presented.

The Company's residential real estate loan portfolio includes the following:

•

Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid long-term interest rate risk.

•	A limited amount of 15‑year, 20-year and 30‑year fixed rate residential real estate loans that meet certain credit guidelines.

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

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of March 31,		As of December 31,		As of March 31,
	2020		2019		2019
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$57,225	25%	$55,749	24%	$43,489	20%
Food Processing Equipment	16,703	7%	16,742	7%	15,622	7%
Manufacturing - General	16,277	7%	15,847	7%	16,952	8%
Construction - General	15,038	7%	16,236	7%	16,295	7%
Computer Hardware	12,142	5%	11,509	5%	8,350	4%
Marine - Travelifts	10,908	5%	11,556	5%	11,819	5%
Trailers	9,469	4%	9,907	4%	9,603	4%
Other *	90,821	40%	92,301	41%	99,181	45%
Total m2 loans and leases	$228,583	100%	$229,847	100%	$221,311	100%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three months ended March  31, 2020 and 2019 are presented as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(dollars in thousands)

Balance, beginning	$36,001	$39,847
Provisions charged to expense	8,367	2,134
Loans/leases charged off	(2,335)	(1,060)
Recoveries on loans/leases previously charged off	200	243
Balance, ending	$42,233	$41,164

The adequacy of the allowance was determined by management based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, historical loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, government guarantees and other factors that, in management's judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed quarterly with specific detailed reviews completed on all credits risk-rated less than “fair quality”, as described in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report  on Form 10‑K for the year ended December 31, 2019, and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance is monitored by the credit administration staff and reported to management and the board of directors.

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	March 31, 2020	December 31, 2019	March 31, 2019
	(dollars in thousands)

Special Mention (Rating 6)	$34,738	$19,952	$24,769
Substandard (Rating 7)	36,612	33,649	43,696
Doubtful (Rating 8)	—	—	—
	$71,350	$53,601	$68,465

Criticized Loans **	$71,350	$53,601	$68,465
Classified Loans ***	$36,612	$33,649	$43,696

Criticized Loans as a % of Total Loans/Leases	1.93%	1.47%	1.80%
Classified Loans as a % of Total Loans/Leases	0.99%	0.92%	1.16%

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

Criticized loans increased 33% and classified loans increased 9% from December 31, 2019 to March 31, 2020.  The increase was due to a few isolated relationships.    The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

	As of
	March 31, 2020	December 31, 2019	March 31, 2019
Allowance / Gross Loans/Leases	1.14%	0.98%	1.08%
Allowance / NPLs	310.72%	403.87%	238.48%

Although management believes that the allowance at March 31, 2020 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Based on current economic indicators, the Company increased the economic allocations within the allowance for loan losses calculation.  The Company anticipates that the allowance for loan losses as a percent of total loans may increase in future periods based on the belief that the credit quality of the loan portfolio could decline and loan defaults may increase as a result of the COVID-19 pandemic.  Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's allowance.

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of March 31,	As of December 31,	As of March 31,
	2020	2019	2019
	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$11,628	$7,902	$13,406
Accruing loans/leases past due 90 days or more	1,419	33	61
TDRs - accruing	545	979	3,794
Total NPLs	13,592	8,914	17,261
OREO	3,298	4,129	9,110
Other repossessed assets	45	41	—
Total NPAs	$16,935	$13,084	$26,371

NPLs to total loans/leases	0.37%	0.24%	0.45%
NPAs to total loans/leases plus repossessed property	0.46%	0.35%	0.69%
NPAs to total assets	0.32%	0.27%	0.52%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $298 thousand at March 31, 2020, $747 thousand million at December 31, 2019, and $1.5 million at March 31, 2019.

NPAs at March 31, 2020 were $16.9 million, up $3.8 million from December 31, 2019 and down $9.5 million from March 31, 2019.  The increase in NPAs in the first quarter of 2020 was primarily due to one borrower relationship. The improvement from prior year was primarily attributed to the sale of RB&T.

The ratio of NPAs to total assets was 0.32% at March 31, 2020, up from 0.27% at December 31, 2019 and down from 0.52% at March 31, 2019.

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

Due to the economic impacts of COVID-19, the Company established a Loan Relief Program (“LRP”) for its clients.  The LRP allows borrowers to request the deferral of principal and interest payments for an agreed upon term.  Those deferred payments will be added to the end of the original term of the loan.  The CARES Act includes provisions that allow financial institutions to elect to not apply GAAP requirements to loan modifications related to COVID-19 that would otherwise be categorized as a TDR, including arrangements that defer or delay payments of principal or interest.  The relief from TDR

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur beginning on March 1, 2020 until the earlier of sixty days after the date on which the national emergency related to COVID-19 is terminated or December 31, 2020.  The Company expects that the majority of LRP participants will not be categorized as a TDR by meeting the CARES Act provisions.

DEPOSITS

Deposits increased $259.4 million during the first quarter of 2020, primarily due an increase in correspondent deposits, public deposits and short-term brokered CDs. The table below presents the composition of the Company's deposit portfolio.

	As of
	March 31, 2020		December 31, 2019		March 31, 2019
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Noninterest bearing demand deposits	$829,782	20%	$777,224	20%	$821,599	20%
Interest bearing demand deposits	2,440,907	58%	2,407,502	61%	2,334,474	55%
Time deposits	617,979	15%	571,343	15%	719,286	17%
Brokered deposits	281,810	7%	154,982	4%	318,861	8%
	$4,170,478	100%	$3,911,051	100%	$4,194,220	100%

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

	As of
	March 31, 2020	December 31, 2019	March 31, 2019
	(dollars in thousands)

Overnight repurchase agreements	$10,690	$2,193	$3,056
Federal funds purchased	2,377	11,230	12,830
Overnight federal reserve borrowings	30,000	—	—
	$43,067	$13,423	$15,886

The Company's federal funds purchased and Federal Reserve borrowings fluctuate based on the short-term funding needs of the Company's subsidiary banks.  The Company borrowed $30.0 million at the end of March to build on balance sheet liquidity in an abundance of caution as a response to the COVID-19 pandemic.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the Company's term and overnight FHLB advances.

	As of
	March 31, 2020	December 31, 2019	March 31, 2019
	(dollars in thousands)

Term FHLB advances	$55,000	$50,000	$66,380
Overnight FHLB advances	40,000	109,300	59,800
	$95,000	$159,300	$126,180

FHLB advances decreased $64.3 million in the current quarter, as compared to the prior quarter due to the increased levels of deposits.

The Company had subordinated notes totaling $68.5 million as of March 31, 2020.

It is management's intention to reduce its reliance on wholesale funding, including FHLB advances and brokered deposits. Replacement of this funding with core deposits helps to reduce interest expense as wholesale funding tends to be higher cost. However, the Company may choose to utilize advances and/or brokered deposits to supplement funding needs, as this is a way for the Company to effectively and efficiently manage interest rate risk.

The table below presents the maturity schedule including weighted average interest cost for the Company's combined wholesale funding portfolio (defined as FHLB advances and brokered deposits).

	March 31, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate
	(dollars in thousands)
Year ending December 31:
2020	$295,455	0.94%	$200,110	0.85%
2021	32,955	1.47	43,887	1.82
2022	28,400	1.65	50,285	1.79
2023	20,000	1.84	20,000	1.84
Total Wholesale Funding	$376,810	1.09%	$314,282	1.20%

During the first three months of 2020, wholesale funding increased $62.5 million as the Company accessed short-term brokered CDs to build on balance sheet liquidity in an abundance of caution as a response to the COVID-19 pandemic.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	March 31, 2020	December 31, 2019	March 31, 2019
	(dollars in thousands)

Common stock	$15,774	$15,828	$15,755
Additional paid in capital	273,867	274,785	271,673
Retained earnings	254,287	245,836	204,179
AOCI (loss)	(4,789)	(1,098)	(3,200)
Total stockholders' equity	$539,139	$535,351	$488,407

TCE / TA ratio (non-GAAP)	8.76%	9.25%	7.92%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

*     TCE is defined as total common stockholders' equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

Capital was impacted by several atypical factors this quarter. First, the Company repurchased approximately 101,000 shares of its common stock during the quarter at a total cost of $3.8 million.  Second, AOCI declined $3.7 million during the quarter for mark-to-market adjustments on interest rate caps and an interest rate swap on trust preferred securities partially offset by an increase in net unrealized gains on AFS securities portfolio.  Furthermore as it relates to the Company’s TCE/TA, the Company experienced net dilution as TCE/TA fell from 9.25% to 8.76% which was primarily driven by an inflated balance sheet at quarter-end.  Specifically, the balance sheet was inflated by mark-to-market gross ups on the commercial loan swap portfolio and the previously mentioned excess liquidity.  As the impact of COVID-19 on the economy escalated in mid-March, the Company suspended the stock repurchase program and has focused on preserving capital and growing tangible book value.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $133.4 million during the first quarter of 2020. The Company's on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

The Company believes there could be potential stresses on liquidity management as a direct result of the COVID-19 pandemic and the Company's participation in the PPP. As customers manage their own liquidity stress, the Company could experience an increase in the utilization of existing lines of credit. The Federal Reserve Bank has provided a lending facility that will allow the Company, if desired, to obtain funding specifically for loans that the Company makes under the PPP, which will allow the Company to retain existing sources of liquidity for traditional operations. PPP loans will be pledged as collateral on the Company's borrowings under the Federal Reserve Bank's lending facility.

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

At March 31, 2020, the subsidiary banks had 26 lines of credit totaling $370.2 million, of which $36.7 million was secured and $333.5 million was unsecured. At March 31, 2020, the $340.2 of the $370.2 million was available.

At December 31, 2019, the subsidiary banks had 27 lines of credit totaling $380.6 million, of which $45.3 million was secured and $335.3 million was unsecured. At December 31, 2019, the full $380.6 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $20.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2020. At March 31, 2020, the full $20.0 million was available.

As of March 31, 2020, the Company had $541.0 million in average correspondent banking deposits spread over 195 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Investing activities used cash of $133.5 million during the first three months of 2020, compared to $112.2 million for the same period of 2019. The net decrease in federal funds sold was $5.1 million for the first three months of 2020, compared to a net decrease of $24.5 million for the same period of 2019. The net decrease in interest-bearing deposits at financial institutions was $54.1 million for the first three months of 2020, compared to a net increase of $81.0 million for the same period of 2019. Proceeds from calls, maturities, and paydowns of securities were $13.1 million for the first three months of 2020, compared to $14.9 million for the same period of 2019. Purchases of securities used cash of $83.4 million for the first three months of 2020, compared to $4.1 million for the same period of 2019. There were no proceeds from sales of securities for the first three months of 2020 or 2019. The net increase in loans/leases used cash of $15.6 million for the first three months of 2020 compared to $65.8 million for the same period of 2019.

Financing activities provided cash of $220.4 million for the first three months of 2020, compared to $94.6 million for same period of 2019. Net increases in deposits totaled $259.3 million for the first three months of 2020, compared to $217.3 million for the same period of 2019. During the first three months of 2020, the Company's short-term borrowings increased $29.6 million, compared to $12.9 million for the same period of 2019. In the first three months of 2020, the Company decreased short-term and overnight FHLB advances by $109.3 million.  There were no maturities and principal payments on FHLB term advances in the first three months of 2020. In the first three months of 2019, the Company decreased short-term and overnight FHLB advances by $130.4 million and decreased other borrowings by $12.9 million.  Maturities and principal payments on borrowings totaled $47.3 million in the first three months of 2019. During the first three months of 2019, proceeds from subordinated notes were $63.4 million.

Total cash provided by operating activities was $6.6 million for the first three months of 2020, compared to $8.6 million for the same period of 2019.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

•

The strength of the local, state, and national economy (including the impact of the 2020 presidential election and the impact of tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulation).

•

The economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), or other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse events.

•

Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB (including the new CECL impairment standards, that will change how the Company estimates credit losses when implemented).

•	Changes in state and federal laws, regulations and governmental policies concerning the Company’s general business.
•	Changes in the interest rates and prepayment rates of the Company’s assets (including the impact of LIBOR phase-out.
•	Increased competition in the financial services sector and the inability to attract new customers.
•	Changes in technology and the ability to develop and maintain secure and reliable electronic systems.
•	Unexpected results of acquisitions, which may include failure to realize the anticipated benefits of acquisitions and the possibility that transaction costs may be greater than anticipated.
•	The loss of key executives or employees.
•	Changes in consumer spending.
•	The costs, effects and outcomes of existing or future litigation.
•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. For a discussion of the factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, see the “Risk Factors” section included under Item 1A of Part I of the Company's Annual Report on Form 10‑K for the year ended December 31, 2019.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of March 31,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2020	2019	2018

100 basis point downward shift	(10.0)%	0.7%	0.5%	0.7%
200 basis point upward shift	(10.0)%	(2.3)%	1.2%	(2.7)%
300 basis point upward shock	(25.0)%	(0.3)%	4.9%	(9.0)%

The simulation is well within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at March 31, 2020 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d‑15(e) promulgated under the Exchange Act of 1934) as of March 31, 2020. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 1A        Risk Factors

In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the following risk factors apply to the Company:

The outbreak of COVID-19 has adversely impacted, or an outbreak of other highly infectious or contagious diseases could adversely impact, certain industries in which the Company’s customers operate and could impair their ability to fulfill their obligations to the Company. Further, the spread of the outbreak is expected to lead to an economic recession and other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The spread of highly infectious or contagious diseases could cause, and the spread of COVID-19 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. The Company is starting to see the impact from COVID-19 on its business, and its believes that it may be significant, adverse and potentially material. Currently, COVID-19 is spreading through the United States and the world. The resulting concerns on the part of the U.S. and global populations have created the threat of a recession, reduced economic activity and caused a significant correction in the global stock markets. The Company expects that it may experience significant disruptions across the Company’s business due to these effects, leading to decreased earnings and significant slowdowns in loan collections or loan defaults.

COVID-19 may impact businesses’ and consumers’ financial ability to borrow money, which would negatively impact loan volumes. In addition, certain of the Company’s borrowers are in or have exposure to the hotel, restaurant, entertainment, long-term healthcare and retail  industries and/or are located in areas that are quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on the Company’s direct lease financing, commercial real estate and consumer loan portfolios. A prolonged quarantine or stay-at-home order would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

The outbreak of COVID-19 or an outbreak of other highly infectious or contagious diseases may result in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally, an increase in unemployment or a disruption in the services provided by the Company’s vendors. Disruptions to the Company’s customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy.

The Company relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Company with these services, it could negatively impact the Company’s ability to serve its customers. Furthermore, the outbreak could negatively impact the ability of the Company’s employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates and could create widespread business continuity issues for the Company. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in its market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

The Company believes that the economic impact from COVID-19 will be severe and could have a material and adverse impact on our business and that it could result in significant losses in its loan portfolio, all of which would adversely and materially impact the Company’s earnings and capital.

As a participating lender in the PPP, the Company and the subsidiary banks are subject to additional risks of litigation from their customers or other parties regarding the processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The subsidiary banks are participating as lenders in the PPP.  The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has authorized an additional $310 billion funding for PPP loans; however, it is unknown if and when this the additional authorized amount will be exhausted and whether Congress will again authorize additional PPP loan funding.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP.  The Company and the subsidiary banks may be exposed to the risk of similar litigation, from both customers and non‑customers that approached the banks regarding PPP loans, regarding their process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the subsidiary banks and is not resolved in a manner favorable to the Company or the banks, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The subsidiary banks also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the banks, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.   The share repurchase program suspended the repurchase of shares on March 16, 2020 due to the uncertainties related to the COVID-19 pandemic.  The shares were retired after purchased.

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

January 1-31, 2020	—	$—	—	800,000
February 1-29, 2020	35,732	40.09	35,732	764,268
March 1-31, 2020	65,200	35.96	100,932	699,068

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three months ended March 31, 2020 and March 31, 2019; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and March 31, 2019; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2020 and March 31, 2019; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	May 8, 2020	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	May 8, 2020	/s/ Todd A. Gipple
Todd A. Gipple, President
Chief Operating Officer
Chief Financial Officer

Date	May 8, 2020	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)