Form 10-Q
period 2020-06-30
QCR HOLDINGS INC
filed 2020-08-07
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 1, 2020, the Registrant had outstanding 15,791,536 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 30, 2020 and December 31, 2019

	June 30,	December 31,
	2020	2019

	(dollars in thousands)
Assets
Cash and due from banks	$88,577	$76,254
Federal funds sold	2,125	9,800
Interest-bearing deposits at financial institutions	140,775	147,891

Securities held to maturity, at amortized cost	425,976	400,646
Securities available for sale, at fair value	322,907	210,695
Total securities	748,883	611,341

Loans receivable held for sale	8,327	3,673
Loans/leases receivable held for investment	4,131,932	3,686,532
Gross loans/leases receivable	4,140,259	3,690,205
Less allowance for estimated losses on loans/leases	(60,827)	(36,001)
Net loans/leases receivable	4,079,432	3,654,204

Bank-owned life insurance	59,645	58,834
Premises and equipment, net	72,915	73,859
Restricted investment securities	23,209	23,252
Other real estate owned, net	157	4,129
Goodwill	74,248	74,748
Intangibles	13,872	14,970
Derivatives	225,164	87,827
Assets held for sale	10,765	11,966
Other assets	64,994	59,975
Total assets	$5,604,761	$4,909,050

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,177,482	$777,224
Interest-bearing	3,172,293	3,133,827
Total deposits	4,349,775	3,911,051

Short-term borrowings	124,818	13,423
Federal Home Loan Bank advances	145,000	159,300
Subordinated notes	68,516	68,394
Junior subordinated debentures	37,916	37,838
Derivatives	233,589	88,437
Liabilities held for sale	1,588	5,003
Other liabilities	87,539	90,253
Total liabilities	5,048,741	4,373,699

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 June 2020 and December 2019 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 June 2020 - 15,790,611 shares issued and outstanding December 2019 - 15,828,098 shares issued and outstanding	15,791	15,828
Additional paid-in capital	274,315	274,785
Retained earnings	267,081	245,836
Accumulated other comprehensive income (loss):
Securities available for sale	8,738	2,817
Derivatives	(9,905)	(3,915)
Total stockholders' equity	556,020	535,351
Total liabilities and stockholders' equity	$5,604,761	$4,909,050

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended June 30, 2020 and 2019

	2020	2019

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$42,614	$47,515
Securities:
Taxable	2,048	1,678
Nontaxable	3,565	3,474
Interest-bearing deposits at financial institutions	134	1,168
Restricted investment securities	288	290
Federal funds sold	1	56
Total interest and dividend income	48,650	54,181

Interest expense:
Deposits	5,766	13,825
Short-term borrowings	22	81
Federal Home Loan Bank advances	347	601
Other borrowings	—	92
Subordinated notes	994	993
Junior subordinated debentures	573	576
Total interest expense	7,702	16,168
Net interest income	40,948	38,013
Provision for loan/lease losses	19,915	1,941
Net interest income after provision for loan/lease losses	21,033	36,072

Noninterest income:
Trust department fees	2,227	2,361
Investment advisory and management fees	1,399	1,888
Deposit service fees	1,286	1,658
Gains on sales of residential real estate loans, net	1,196	489
Gains on sales of government guaranteed portions of loans, net	—	39
Swap fee income	19,927	7,891
Securities gains (losses), net	65	(52)
Earnings on bank-owned life insurance	612	412
Debit card fees	775	914
Correspondent banking fees	198	172
Other	941	1,293
Total noninterest income	28,626	17,065

Noninterest expense:
Salaries and employee benefits	21,304	22,749
Occupancy and equipment expense	3,748	3,533
Professional and data processing fees	3,646	3,031
Post-acquisition compensation, transition and integration costs	70	708
Disposition costs	(83)	—
FDIC insurance, other insurance and regulatory fees	908	926
Loan/lease expense	339	312
Net cost of (income from) and gains/losses on operations of other real estate	(332)	1,182
Advertising and marketing	552	1,037
Bank service charges	501	508
Losses on liability extinguishment	429	—
Correspondent banking expense	212	206
Intangibles amortization	548	615
Other	1,280	1,753
Total noninterest expense	33,122	36,560
Net income before income taxes	16,537	16,577
Federal and state income tax expense	2,798	3,073
Net income	$13,739	$13,504

Basic earnings per common share	$0.87	$0.86
Diluted earnings per common share	$0.86	$0.85

Weighted average common shares outstanding	15,747,056	15,714,588
Weighted average common and common equivalent shares outstanding	15,895,336	15,938,377

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Six Months Ended June 30, 2020 and 2019

	2020	2019

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$85,774	$93,082
Securities:
Taxable	3,775	3,344
Nontaxable	7,024	7,018
Interest-bearing deposits at financial institutions	495	2,091
Restricted investment securities	546	598
Federal funds sold	18	150
Total interest and dividend income	97,632	106,283

Interest expense:
Deposits	14,972	26,304
Short-term borrowings	86	152
Federal Home Loan Bank advances	796	1,662
Other borrowings	—	539
Subordinated notes	1,988	1,557
Junior subordinated debentures	1,144	1,148
Total interest expense	18,986	31,362
Net interest income	78,646	74,921
Provision for loan/lease losses	28,282	4,075
Net interest income after provision for loan/lease losses	50,364	70,846

Noninterest income:
Trust department fees	4,539	4,854
Investment advisory and management fees	3,126	3,624
Deposit service fees	2,763	3,212
Gains on sales of residential real estate loans, net	1,848	858
Gains on sales of government guaranteed portions of loans, net	—	70
Swap fee income	26,731	11,089
Securities gains (losses), net	65	(52)
Earnings on bank-owned life insurance	941	952
Debit card fees	1,533	1,706
Correspondent banking fees	413	388
Other	1,863	2,357
Total noninterest income	43,822	29,058

Noninterest expenses:
Salaries and employee benefits	39,823	43,628
Occupancy and equipment expense	7,780	7,227
Professional and data processing fees	7,015	5,781
Post-acquisition compensation, transition and integration costs	221	842
Disposition costs	434	—
FDIC insurance, other insurance and regulatory fees	1,591	1,890
Loan/lease expense	567	526
Net cost of (income from) and gains/losses on operations of other real estate	(319)	1,480
Advertising and marketing	1,234	1,822
Bank service charges	1,005	991
Losses on liability extinguishment	576	—
Correspondent banking expense	428	410
Intangibles amortization	1,097	1,147
Goodwill impairment	500	—
Other	2,585	3,251
Total noninterest expenses	64,537	68,995
Net income before income taxes	29,649	30,909
Federal and state income tax expense	4,682	4,487
Net income	$24,967	$26,422

Basic earnings per common share	$1.58	$1.68
Diluted earnings per common share	$1.56	$1.66

Weighted average common shares outstanding	15,771,926	15,703,967
Weighted average common and common equivalent shares outstanding	15,956,958	15,930,659

Cash dividends declared per common share	$0.12	$0.12

See Notes to Consolidated Financial Statements (Unaudited

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019

	(dollars in thousands)

Net income	$13,739	$13,504

Other comprehensive income (loss):

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	5,336	4,669
Less reclassification adjustment for gains (losses) included in net income before tax	65	(52)
	5,271	4,721
Unrealized losses on derivatives:
Unrealized holding losses arising during the period before tax	(654)	(1,780)
Less reclassification adjustment for caplet amortization before tax	(124)	(134)
	(530)	(1,646)

Other comprehensive income, before tax	4,741	3,075
Tax expense	1,119	833
Other comprehensive income, net of tax	3,622	2,242

Comprehensive income	$17,361	$15,746

	Six Months Ended June 30,
	2020	2019

	(dollars in thousands)

Net income	$24,967	$26,422

Other comprehensive income (loss):

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	7,817	8,813
Less reclassification adjustment for gains (losses) included in net income before tax	65	(52)
	7,752	8,865
Unrealized losses on derivatives:
Unrealized holding losses arising during the period before tax	(7,815)	(2,942)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(234)	(291)
	(7,581)	(2,651)

Other comprehensive income (loss), before tax	171	6,214
Tax expense	240	1,628
Other comprehensive income (loss), net of tax	(69)	4,586

Comprehensive income	$24,898	$31,008

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Six Months Ended June 30, 2020 and 2019

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2019	$15,828	$274,785	$245,836	$(1,098)	$535,351
Net income	—	—	11,228	—	11,228
Other comprehensive loss, net of tax	—	—	—	(3,691)	(3,691)
Common cash dividends declared, $0.06 per share	—	—	(942)	—	(942)
Repurchase and cancellation of 100,932 shares of common stock
as a result of a share repurchase program	(101)	(1,844)	(1,835)	—	(3,780)
Issuance of 5,553 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	6	208	—	—	214
Issuance of 31,729 shares of common stock as a result of
stock options exercised	32	274	—	—	306
Stock-based compensation expense	—	641	—	—	641
Restricted stock awards and restricted stock units- 10,300 shares of common stock , net of restricted stock units
withheld for payment for taxes	10	(8)	—	—	2
Exchange of 1,012 shares of common stock in connection
with payroll taxes for restricted stock and in connection
with stock options exercised	(1)	(189)	—	—	(190)
Balance, March 31, 2020	$15,774	$273,867	$254,287	$(4,789)	$539,139
Net income	—	—	13,739	—	13,739
Other comprehensive income, net of tax	—	—	—	3,622	3,622
Common cash dividends declared, $0.06 per share	—	—	(945)	—	(945)
Issuance of 16,413 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	16	462	—	—	478
Issuance of 975 shares of common stock as a result of
stock options exercised	1	9	—	—	10
Stock-based compensation expense	—	423	—	—	423
Exchange of 513 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	—	(446)	—	—	(446)
Balance, June 30, 2020	$15,791	$274,315	$267,081	$(1,167)	$556,020

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2018	$15,718	$270,761	$192,203	$(5,544)	$473,138
Net income	—	—	12,918	—	12,918
Other comprehensive income, net of tax	—	—	—	2,344	2,344
Common cash dividends declared, $0.06 per share	—	—	(942)	—	(942)
Issuance of 4,446 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	4	124	—	—	128
Issuance of 25,238 shares of common stock as a result of
stock options exercised	25	263	—	—	288
Stock-based compensation expense	—	722	—	—	722
Restricted stock awards and restricted stock units - 12,719
shares of common stock, net of restricted stock units
withheld for payment of taxes	13	(50)	—	—	(37)
Exchange of 5,169 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	(5)	(147)	—	—	(152)
Balance, March 31, 2019	$15,755	$271,673	$204,179	$(3,200)	$488,407
Net income	—	—	13,504	—	13,504
Other comprehensive income, net of tax	—	—	—	2,242	2,242
Common cash dividends declared, $0.06 per share	—	—	(942)	—	(942)
Issuance of 11,346 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	11	323	—	—	334
Issuance of 2,414 shares of common stock as a result of
stock options exercised	3	41	—	—	44
Stock-based compensation expense	—	719	—	—	719
Restricted stock awards and restricted stock units- 4,769
shares of common stock, net of restricted stock units
withheld for payment of taxes	5	(5)	—	—	—
Exchange of 1,032 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	(1)	(7)	—	—	(8)
Balance, June 30, 2019	$15,773	$272,744	$216,741	$(958)	$504,300

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2020 and 2019

	2020	2019

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,967	$26,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,690	2,518
Provision for loan/lease losses	28,282	4,075
Stock-based compensation expense	1,064	1,441
Deferred compensation expense accrued	1,705	1,323
Losses (gains) on other real estate owned, net	(369)	1,214
Amortization of premiums on securities, net	557	854
Caplet amortization	234	—
Securities (gains) losses, net	(65)	52
Loans originated for sale	(98,837)	(45,926)
Proceeds on sales of loans	96,031	43,969
Gains on sales of residential real estate loans	(1,848)	(858)
Gains on sales of government guaranteed portions of loans	—	(70)
Loss on liability extinguishment, net	576	—
Gains on sales of premises and equipment	(8)	(67)
Amortization of intangibles	1,097	1,147
Accretion of acquisition fair value adjustments, net	(1,361)	(2,145)
Increase in cash value of bank-owned life insurance	(941)	(952)
Goodwill impairment	500	—
Decrease (increase) in other assets	(2,255)	942
Decrease in other liabilities	(12,729)	(4,615)
Net cash provided by operating activities	$39,290	$29,324

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	7,675	16,183
Net decrease (increase) in interest-bearing deposits at financial institutions	7,116	(62,084)
Proceeds from sales of other real estate owned	4,341	539
Activity in securities portfolio:
Purchases	(166,743)	(10,709)
Calls, maturities and redemptions	11,946	5,958
Paydowns	22,541	27,088
Sales	4,592	4,661
Activity in restricted investment securities:
Purchases	(4,274)	(3,868)
Redemptions	4,317	7,362
Net increase in loans/leases originated and held for investment	(447,385)	(176,394)
Purchase of premises and equipment	(1,828)	(6,032)
Proceeds from sales of premises and equipment	88	146
Net cash (used in) investing activities	$(557,614)	$(197,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	408,849	345,614
Net increase (decrease) in short-term borrowings	111,395	(9,583)
Activity in Federal Home Loan Bank advances:
Term advances	85,000	5,000
Calls and maturities	(40,000)	(35,000)
Net change in short-term and overnight advances	(59,300)	(130,865)
Activity in other borrowings:
Calls, maturities and scheduled principal payments	—	(11,937)
Prepayments	—	(46,313)
Paydown of revolving line of credit	—	(9,000)
Prepayments on brokered and public time deposits	29,359	—
Proceeds from subordinated notes	—	63,393
Payment of cash dividends on common stock	(1,884)	(1,881)
Proceeds from issuance of common stock, net	1,008	794
Repurchase and cancellation of shares	(3,780)	—
Net cash provided by financing activities	$530,647	$170,222

Net increase in cash and due from banks	12,323	2,396

Cash and due from banks, beginning	76,254	85,523
Cash and due from banks, ending	$88,577	$87,919

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Six Months Ended June 30, 2020 and 2019

Supplemental disclosure of cash flow information, cash payments (receipts) for:
Interest	$19,377	$29,346
Income/franchise taxes	(1,099)	(1,032)

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	(69)	4,586
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	(636)	(160)
Transfers of loans to other real estate owned	—	1,012
Due to broker for purchases of securities	4,338	—
Due from broker for sales of securities	1,735	—
Increase (decrease) in the fair value of back-to-back interest rate swap assets and liabilities	140,048	43,628
Dividends payable	945	942

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The interim unaudited Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2019, included in the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2020. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited Consolidated Financial Statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended June 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	Guaranty: Guaranty Bancshares, Ltd.
AOCI: Accumulated other comprehensive income (loss)	Guaranty Bank: Guaranty Bank and Trust Company
AFS: Available for sale	HTM: Held to maturity
ASC: Accounting Standards Codification	LRP: Loan Relief Program
ASU: Accounting Standards Update	m2: m2 Lease Funds, LLC
Bates Companies: Bates Financial Advisors, Inc., Bates	MSELF: Main Street Expanded Loan Facility
Financial Services, Inc., Bates Securities, Inc. and	MSNLF: Main Street New Loan Facility
Bates Financial Group, Inc.	NIM: Net interest margin
BOLI: Bank-owned life insurance	NPA: Nonperforming asset
Caps: Interest rate cap derivatives	NPL: Nonperforming loan
CARES Act: Coronavirus Aid, Relief and Economy	OREO: Other real estate owned
Security Act	OTTI: Other-than-temporary impairment
CDI: Core deposit intangible	PCI: Purchased credit impaired
CECL: Current Expected Credit Losses	PPP: Paycheck Protection Program
Community National: Community National Bancorporation	Provision: Provision for loan/lease losses
COVID-19: Coronavirus Disease 2019	QCBT: Quad City Bank & Trust Company
CRBT: Cedar Rapids Bank & Trust Company	RB&T: Rockford Bank & Trust Company
CRE: Commercial real estate	ROAA: Return on Average Assets
CSB: Community State Bank	SBA: U.S. Small Business Administration
C&I: Commercial and industrial	SEC: Securities and Exchange Commission
EPS: Earnings per share	SFC Bank: Springfield First Community Bank
Exchange Act: Securities Exchange Act of 1934, as	Springfield Bancshares: Springfield Bancshares, Inc.
amended	TA: Tangible assets
FASB: Financial Accounting Standards Board	TCE: Tangible common equity
FDIC: Federal Deposit Insurance Corporation	TDRs: Troubled debt restructurings
FHLB: Federal Home Loan Bank	TEY: Tax equivalent yield
FRB: Federal Reserve Bank of Chicago	The Company: QCR Holdings, Inc.
GAAP: Generally Accepted Accounting Principles	USDA: U.S. Department of Agriculture

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

Recent accounting developments: In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses.  Under the standard, assets measured at amortized cost (including loans, leases and AFS securities) will be presented at the net amount expected to be collected.  Rather than the “incurred” model that is currently being utilized, the standard will require the use of a forward-looking approach to recognizing all expected credit losses at the beginning of an asset’s life.  For public companies, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including items periods within those fiscal years. On March 27, 2020, the CARES Act, a stimulus package designed in response to the economic disruption created by COVID-19, was signed into law.  The CARES Act includes provisions that, if elected,  temporarily delay the required implementation date of ASU 2016-13.  Section 4014 of the CARES Act stipulates that no insured depository institution, bank holding company, or affiliate will be required to comply with ASU 2016-13, beginning on the date of the enactment, March 27, 2020 until the earlier of the two following dates: (1) the date on which the national emergency related to the COVID-19 outbreak is terminated or (2) December 31, 2020.  The Company has elected to defer its implementation of ASU 2016-13 as allowed by the CARES Act. The Company has developed a CECL allowance model which calculates allowances over the life of the loan and is largely driven by portfolio characteristics, risk-grading, economic outlook, and other key methodology assumptions.  Those assumptions are based upon the existing probability of default and loss given default framework.  The Company will utilize economic and other forecasts over a four quarter reasonable and supportable forecast period and then fully revert back to average historical losses.  The Company’s credit administration team will periodically refine the model as needed and is running parallel calculations. The Company anticipates increases in the allowance for credit losses on longer dated portfolios and decreases in the shorter dated portfolios.  The Company estimates an increase in the allowance for estimated losses on loans/leases in the range of $4 million to $6 million upon adoption of CECL at both January 1, 2020 and June 30, 2020. The Company continues to work on the process of finalizing the review of the most recent model run and on finalizing the assumptions, including qualitative adjustments and economic forecasts, which has resulted in adjustments to previous estimates.

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

Due to the economic impact that COVID-19 has had on the Company, management concluded that factors such as the decline in macroeconomic conditions led to the occurrence of a triggering event during the first quarter of 2020, therefore an interim impairment test over goodwill was performed as of March 31, 2020.  When such an assessment is performed, should the Company conclude that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.  Such a charge would have no impact on tangible capital or regulatory capital.  Based upon the results of the interim goodwill assessment during the first quarter of 2020, the Company concluded that an impairment did not exist on the bank reporting units as of the time of the assessment.  There was no occurrence of a triggering event during the second quarter of 2020 therefore no impairment test over goodwill was needed.

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of June 30, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	(dollars in thousands)
June 30, 2020:
Securities HTM:
Municipal securities	$424,926	$21,323	$(2,231)	$444,018
Other securities	1,050	—	—	1,050
	$425,976	$21,323	$(2,231)	$445,068

Securities AFS:
U.S. govt. sponsored agency securities	$16,663	$809	$—	$17,472
Residential mortgage-backed and related securities	138,044	7,659	(31)	145,672
Municipal securities	98,388	2,962	(84)	101,266
Asset-backed securities	39,712	414	(329)	39,797
Other securities	18,550	173	(23)	18,700
	$311,357	$12,017	$(467)	$322,907

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2019:
Securities HTM:
Municipal securities	$399,596	$26,042	$(143)	$425,495
Other securities	1,050	—	—	1,050
	$400,646	$26,042	$(143)	$426,545

Securities AFS:
U.S. govt. sponsored agency securities	$19,872	$283	$(77)	$20,078
Residential mortgage-backed and related securities	118,724	2,045	(182)	120,587
Municipal securities	46,659	1,602	(4)	48,257
Asset-backed securities	16,958	—	(71)	16,887
Other securities	4,749	138	(1)	4,886
	$206,962	$4,068	$(335)	$210,695

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2020 and December 31, 2019, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
June 30, 2020:
Securities HTM:
Municipal securities	$47,822	$(2,231)	$—	$—	$47,822	$(2,231)
Other securities	1,050	—	—	—	1,050	—
	$48,872	$(2,231)	$—	$—	$48,872	$(2,231)

Securities AFS:
U.S. govt. sponsored agency securities	$—	$—	$—	$—	$—	$—
Residential mortgage-backed and related securities	19,127	(31)	—	—	19,127	(31)
Municipal securities	12,105	(84)	—	—	12,105	(84)
Asset-backed securities	16,611	(329)	—	—	16,611	(329)
Other securities	1,977	(23)	—	—	1,977	(23)
	$49,820	$(467)	$—	$—	$49,820	$(467)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2019:
Securities HTM:
Municipal securities	$509	$(1)	$10,047	$(142)	$10,556	$(143)
Other securities	550	—	—	—	550	—
	$1,059	$(1)	$10,047	$(142)	$11,106	$(143)
Securities AFS:
U.S. govt. sponsored agency securities	$1,431	$(21)	$2,117	$(56)	$3,548	$(77)
Residential mortgage-backed and related securities	2,263	(17)	17,862	(165)	20,125	(182)
Municipal securities	—	—	724	(4)	724	(4)
Asset-backed securities	16,886	(71)	—	—	16,886	(71)
Other securities	249	(1)	—	—	249	(1)
	$20,829	$(110)	$20,703	$(225)	$41,532	$(335)

At June 30, 2020, the investment portfolio included 609 securities. Of this number, 54 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 0.4% of the total amortized cost of the portfolio. Of these 54 securities, no securities had an unrealized loss for twelve months or more. Asset-backed securities are comprised of collateralized loan obligations, which are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At June 30, 2020, the Company only owned collateralized loan obligations that were AAA rated. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.

The Company did not recognize OTTI on any investment securities for the three or six months ended June 30, 2020 and 2019.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

All sales of securities for the three and six months ended June 30, 2020  and June 30, 2019 were securities identified as AFS.

	Three and Six Months Ended
	June 30, 2020	June 30, 2019

	(dollars in thousands)

Proceeds from sales of securities	$6,327	$4,661
Gross gains from sales of securities	134	—
Gross losses from sales of securities	(69)	(52)

The amortized cost and fair value of securities as of June 30, 2020 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$3,448	$3,469
Due after one year through five years	35,903	36,526
Due after five years	386,625	405,073
	$425,976	$445,068
Securities AFS:
Due in one year or less	$1,921	$1,903
Due after one year through five years	14,976	15,411
Due after five years	116,704	120,124
	133,601	137,438
Residential mortgage-backed and related securities	138,044	145,672
Asset-backed securities	39,712	39,797
	$311,357	$322,907

Portions of the U.S. government sponsored agency securities, municipal securities and other securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity. These callable securities are summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$202,436	$205,736

Securities AFS:
Municipal securities	84,011	86,534
Other securities	4,500	4,650
	$88,511	$91,184

As of June 30, 2020, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 97 issuers with fair values totaling $83.3 million and revenue bonds issued by 170 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $462.0 million. The Company held investments in general obligation bonds in 23 states, including seven states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 22 states, including 12 states in which the aggregate fair value exceeded $5.0 million.

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

Both general obligation and revenue bonds are diversified across many issuers. As of June 30, 2020 the Company did not hold any revenue bonds of one single issuer of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. As of December 31, 2019, the Company held revenue bonds of one single issuer, located in Ohio, of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. The issuer’s financial condition is strong and the source of repayment is diversified. The Company monitors the investment and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by each of the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually, and as of June 30, 2020, all were within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of June 30, 2020, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of June 30, 2020 and December 31, 2019 is presented as follows:

	2020	2019

	(dollars in thousands)

C&I loans*	$1,850,110	$1,507,825
CRE loans
Owner-occupied CRE	467,537	443,989
Commercial construction, land development, and other land	441,364	378,797
Other non owner-occupied CRE	960,261	913,610
	1,869,162	1,736,396

Direct financing leases **	79,105	87,869
Residential real estate loans ***	241,069	239,904
Installment and other consumer loans	99,150	109,352
	4,138,596	3,681,346
Plus deferred loan/lease origination costs, net of fees	1,663	8,859
	4,140,259	3,690,205
Less allowance	(60,827)	(36,001)
	$4,079,432	$3,654,204
** Direct financing leases:
Net minimum lease payments to be received	$87,389	$97,025
Estimated unguaranteed residual values of leased assets	616	547
Unearned lease/residual income	(8,900)	(9,703)
	79,105	87,869
Plus deferred lease origination costs, net of fees	1,448	1,892
	80,553	89,761
Less allowance	(1,639)	(1,464)
	$78,914	$88,297

*     Includes equipment financing agreements outstanding at m2, totaling $153.7 million and $142.0 million as of June 30, 2020 and December 31, 2019, respectively.

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

*** Includes residential real estate loans held for sale totaling $8.3 million and $3.7 million as of June 30, 2020 and December 31, 2019, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Changes in accretable yield for acquired loans were as follows:

	Three months ended June 30, 2020			Six months ended June 30, 2020
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total

	(dollars in thousands)

Balance at the beginning of the period	$(59)	$(5,725)	$(5,784)	$(57)	$(6,378)	$(6,435)
Reclassification of nonaccretable discount to accretable	—	—	—	(30)	—	(30)
Accretion recognized	1	790	791	29	1,443	1,472
Balance at the end of the period	$(58)	$(4,935)	$(4,993)	$(58)	$(4,935)	$(4,993)

	Three months ended June 30, 2019			Six months ended June 30, 2019
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total

	(dollars in thousands)

Balance at the beginning of the period	$(319)	$(9,301)	$(9,620)	$(667)	$(10,127)	$(10,794)
Reclassification of nonaccretable discount to accretable	(159)	—	(159)	(159)	—	(159)
Accretion recognized	327	812	1,139	675	1,638	2,313
Balance at the end of the period	$(151)	$(8,489)	$(8,640)	$(151)	$(8,489)	$(8,640)

The aging of the loan/lease portfolio by classes of loans/leases as of June 30, 2020 and December 31, 2019 is presented as follows:

	As of June 30, 2020
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I	$1,846,417	$1,650	$311	$62	$1,670	$1,850,110
CRE
Owner-Occupied CRE	467,032	—	185	—	320	467,537
Commercial Construction, Land Development, and Other Land	441,336	28	—	—	—	441,364
Other Non Owner-Occupied CRE	950,993	1,776	—	—	7,492	960,261
Direct Financing Leases	77,637	277	151	—	1,040	79,105
Residential Real Estate	239,729	—	404	—	936	241,069
Installment and Other Consumer	98,435	11	27	37	640	99,150
	$4,121,579	$3,742	$1,078	$99	$12,099	$4,138,596

As a percentage of total loan/lease portfolio	99.59%	0.09%	0.03%	—%	0.29%	100.00%

	As of December 31, 2019
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I	$1,499,891	$6,126	$572	$—	$1,236	$1,507,825
CRE
Owner-Occupied CRE	443,707	177	71	—	34	443,989
Commercial Construction, Land Development, and Other Land	375,940	2,857	—	—	—	378,797
Other Non Owner-Occupied CRE	909,684	73	—	—	3,853	913,610
Direct Financing Leases	85,636	463	253	—	1,517	87,869
Residential Real Estate	235,845	2,939	414	—	706	239,904
Installment and Other Consumer	108,750	3	10	33	556	109,352
	$3,659,453	$12,638	$1,320	$33	$7,902	$3,681,346

As a percentage of total loan/lease portfolio	99.41%	0.34%	0.04%	0.00%	0.21%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NPLs by classes of loans/leases as of June 30, 2020 and December 31, 2019 are presented as follows:

	As of June 30, 2020
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More	Loans/Leases **	Accruing TDRs	Total NPLs	Total NPLs

	(dollars in thousands)

C&I	$62	$1,670	$652	$2,384	18.17%
CRE
Owner-Occupied CRE	—	320	—	320	2.44%
Commercial Construction, Land Development, and Other Land	—	—	—	—	-%
Other Non Owner-Occupied CRE	—	7,492	—	7,492	57.12%
Direct Financing Leases	—	1,040	268	1,308	9.97%
Residential Real Estate	—	936	—	936	7.14%
Installment and Other Consumer	37	640	—	677	5.16%
	$99	$12,099	$920	$13,118	100.00%

**   Nonaccrual loans/leases included $352 thousand of TDRs, including $129 thousand in commercial and industrial loans, $138 thousand in direct financing leases, $31 thousand in residential real estate loans, and $54 thousand in installment loans.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Changes in the allowance by portfolio segment for the three and six months ended June 30, 2020 and 2019, respectively, are presented as follows:

	Three Months Ended June 30, 2020
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Balance, beginning	$18,151	$19,269	$1,303	$2,313	$1,197	$42,233
Provisions charged to expense	7,859	10,365	887	697	107	19,915
Loans/leases charged off	(340)	(511)	(595)	—	(4)	(1,450)
Recoveries on loans/leases previously charged off	78	—	44	—	7	129
Balance, ending	$25,748	$29,123	$1,639	$3,010	$1,307	$60,827

	Three Months Ended June 30, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Balance, beginning	$17,260	$18,303	$1,606	$2,538	$1,457	$41,164
Provisions (credits) charged to expense	1,116	414	331	86	(6)	1,941
Loans/leases charged off	(193)	(1,369)	(497)	(73)	(20)	(2,152)
Recoveries on loans/leases previously charged off	65	15	19	31	21	151
Balance, ending	$18,248	$17,363	$1,459	$2,582	$1,452	$41,104

	Six Months Ended June 30, 2020
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Balance, beginning	$16,072	$15,379	$1,464	$1,948	$1,138	$36,001
Provisions charged to expense	11,556	14,181	1,281	1,033	231	28,282
Loans/leases charged off	(1,979)	(511)	(1,195)	—	(100)	(3,785)
Recoveries on loans/leases previously charged off	99	74	89	29	38	329
Balance, ending	$25,748	$29,123	$1,639	$3,010	$1,307	$60,827

	Six Months Ended June 30, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Balance, beginning	$16,420	$17,719	$1,792	$2,557	$1,359	$39,847
Provisions (credits) charged to expense	2,123	948	776	68	160	4,075
Loans/leases charged off	(527)	(1,369)	(1,149)	(73)	(94)	(3,212)
Recoveries on loans/leases previously charged off	232	65	40	30	27	394
Balance, ending	$18,248	$17,363	$1,459	$2,582	$1,452	$41,104

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

The allowance by impairment evaluation and by portfolio segment as of June 30, 2020 and December 31, 2019 is presented as follows:

	As of June 30, 2020
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Allowance for impaired loans/leases	$341	$1,692	$20	$23	$78	$2,154
Allowance for nonimpaired loans/leases	25,407	27,431	1,619	2,987	1,229	58,673
	$25,748	$29,123	$1,639	$3,010	$1,307	$60,827

Impaired loans/leases	$2,547	$7,815	$1,419	$884	$640	$13,305
Nonimpaired loans/leases	1,847,563	1,861,347	77,686	240,185	98,510	4,125,291
	$1,850,110	$1,869,162	$79,105	$241,069	$99,150	$4,138,596

Allowance as a percentage of impaired loans/leases	13.39%	21.65%	1.41%	2.60%	12.19%	16.19%
Allowance as a percentage of nonimpaired loans/leases	1.38%	1.47%	2.08%	1.24%	1.25%	1.42%
Total allowance as a percentage of total loans/leases	1.39%	1.56%	2.07%	1.25%	1.32%	1.47%

	As of December 31, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Allowance for impaired loans/leases	$170	$125	$270	$15	$80	$660
Allowance for nonimpaired loans/leases	15,902	15,254	1,194	1,933	1,058	35,341
	$16,072	$15,379	$1,464	$1,948	$1,138	$36,001

Impaired loans/leases	$1,846	$3,585	$2,025	$649	$556	$8,661
Nonimpaired loans/leases	1,505,979	1,732,811	85,844	239,255	108,796	3,672,685
	$1,507,825	$1,736,396	$87,869	$239,904	$109,352	$3,681,346

Allowance as a percentage of impaired loans/leases	9.21%	3.49%	13.33%	2.31%	14.41%	7.62%
Allowance as a percentage of nonimpaired loans/leases	1.06%	0.88%	1.39%	0.81%	0.97%	0.96%
Total allowance as a percentage of total loans/leases	1.07%	0.89%	1.67%	0.81%	1.04%	0.98%

Information for impaired loans/leases is presented in the tables below.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease.  The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the six months ended June 30, 2020 are presented as follows:

	Six Months Ended June 30, 2020

						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received
	(dollars in thousands)

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,978	$2,051	$—	$1,512	$25	$25
CRE
Owner-Occupied CRE	320	577	—	128	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	965	965	—	742	14	14
Direct Financing Leases	1,364	1,364	—	1,379	11	11
Residential Real Estate	624	652	—	474	—	—
Installment and Other Consumer	562	562	—	525	—	—
	$5,813	$6,171	$—	$4,760	$50	$50

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$569	$569	$341	$479	$—	$—
CRE
Owner-Occupied CRE	—	—	—	—	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	6,530	6,530	1,692	5,329	—	—
Direct Financing Leases	55	55	20	59	—	—
Residential Real Estate	260	260	23	206	—	—
Installment and Other Consumer	78	78	78	67	—	—
	$7,492	$7,492	$2,154	$6,140	$—	$—

Total Impaired Loans/Leases:
C&I	$2,547	$2,620	$341	$1,991	$25	$25
CRE
Owner-Occupied CRE	320	577	—	128	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	7,495	7,495	1,692	6,071	14	14
Direct Financing Leases	1,419	1,419	20	1,438	11	11
Residential Real Estate	884	912	23	680	—	—
Installment and Other Consumer	640	640	78	592	—	—
	$13,305	$13,663	$2,154	$10,900	$50	$50

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended June 30, 2020 and 2019 are presented as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
			Interest Income			Interest Income
	Average		Recognized for	Average		Recognized for
	Recorded	Interest Income	Cash Payments	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Recognized	Received	Investment	Recognized	Received

	(dollars in thousands)

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,742	$13	$13	$1,683	$29	$29
CRE
Owner-Occupied CRE	174	—	—	194	7	7
Commercial Construction, Land Development, and Other Land	—	—	—	603	6	6
Other Non Owner-Occupied CRE	978	7	7	3,985	22	22
Direct Financing Leases	1,411	6	6	1,795	7	7
Residential Real Estate	524	—	—	801	—	—
Installment and Other Consumer	550	—	—	816	3	3
	$5,379	$26	$26	$9,877	$74	$74

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$568	$—	$—	$2,046	$9	$9
CRE
Owner-Occupied CRE	—	—	—	127	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	143	—	—
Other Non Owner-Occupied CRE	6,560	—	—	1,980	—	—
Direct Financing Leases	57	—	—	227	—	—
Residential Real Estate	220	—	—	822	1	1
Installment and Other Consumer	70	—	—	150	—	—
	$7,475	$—	$—	$5,495	$10	$10

Total Impaired Loans/Leases:
C&I	$2,310	$13	$13	$3,729	$38	$38
CRE
Owner-Occupied CRE	174	—	—	321	7	7
Commercial Construction, Land Development, and Other Land	—	—	—	746	6	6
Other Non Owner-Occupied CRE	7,538	7	7	5,965	22	22
Direct Financing Leases	1,468	6	6	2,022	7	7
Residential Real Estate	744	—	—	1,623	1	1
Installment and Other Consumer	620	—	—	966	3	3
	$12,854	$26	$26	$15,372	$84	$84

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
		CRE
			Non-Owner Occupied
			Commercial
			Construction,
			Land
		Owner-Occupied	Development,			As a % of
Internally Assigned Risk Rating	C&I	CRE	and Other Land	Other CRE	Total	Total

	(dollars in thousands)

Pass (Ratings 1 through 5)	$1,643,654	$463,570	$430,206	$883,724	$3,421,154	95.95%
Special Mention (Rating 6)	29,046	857	11,158	63,547	104,608	2.93%
Substandard (Rating 7)	23,755	3,110	—	12,990	39,855	1.12%
Doubtful (Rating 8)	—	—	—	—	—	—%
	$1,696,455	$467,537	$441,364	$960,261	$3,565,617	100.00%

	As of June 30, 2020
		Direct Financing	Residential Real	Installment and		As a % of
Delinquency Status *	C&I	Leases	Estate	Other Consumer	Total	Total

	(dollars in thousands)

Performing	$151,242	$77,797	$240,133	$98,472	$567,644	99.07%
Nonperforming	2,413	1,308	936	678	5,335	0.93%
	$153,655	$79,105	$241,069	$99,150	$572,979	100.00%

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

As of June 30, 2020 and December 31, 2019, TDRs totaled $1.3 million and $1.7 million, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three and six months ended June 30, 2020 and 2019. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended June 30, 2020				For the three months ended June 30, 2019
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number of	Recorded	Recorded	Specific	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance	Loans / Leases	Investment	Investment	Allowance

	(dollars in thousands)
CONCESSION - Significant Payment Delay
C&I	—	$—	$—	$—	1	$52	$52	$—
Direct Financing Leases	2	78	78	—	—	—	—	—
	2	$78	$78	$—	1	$52	$52	$—

CONCESSION - Forgiveness of Principal
C&I	—	$—	$—	$—	1	$587	$537	$—
	—	$—	$—	$—	1	$587	$537	$—

TOTAL	2	$78	$78	$—	2	$639	$589	$—

	For the six months ended June 30, 2020				For the six months ended June 30, 2019
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number of	Recorded	Recorded	Specific	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance	Loans / Leases	Investment	Investment	Allowance

	(dollars in thousands)
CONCESSION - Significant Payment Delay
C & I	2	$111	$111	$—	2	$71	$71	$—
Direct Financing Leases	3	145	145	—	3	103	103	5
	5	$256	$256	$—	5	$174	$174	$5

CONCESSION - Forgiveness of Principal
C & I	—	$—	$—	$—	1	587	537	—

TOTAL	5	$256	$256	$—	6	$761	$711	$5

Of the loans restructured during the six months ended June 30, 2020, none were on nonaccrual.  Of the loans restructured during the six months ended June 30, 2019, two with post-modification recorded balances of $65 thousand were on nonaccrual.

For the three months ended June 30, 2020, two of the Company's TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. These TDRs were related to one equipment financing agreement customer whose loans were restructured in fourth quarter of 2019 with pre-modification balances totaling $93 thousand.  For the six months ended June 30, 2020, three of the Company's TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. These TDRs included the two that defaulted in the current quarter as well as a lease that was restructured in the fourth quarter of 2019 with pre-modification balances totaling $55 thousand.

For the three and six months ended June 30, 2019, three of the Company's TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.  Two of these TDRs were related to one customer whose leases were restructured in the first quarter of 2019 with pre-modification balances totaling $66 thousand.  The other TDR related to a customer whose loan was restructured in the third quarter of 2018 with an original pre-modification balance of $2.9 million and a current pre-modification balance of $1.5 million and a partial charge off of $879 thousand in the second quarter of 2019.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Not included in the table above, the Company had seven TDRs that were restructured and charged off for the six months ended June 30, 2020, totaling $354 thousand. The Company had three TDRs that were restructured and charged off for the six months ended June 30, 2019, totaling $161 thousand.

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

In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. To be eligible, the modification must be related to COVID-19, existing loan could not be more than 30 days past due as of December 31, 2019 and modification executed between March 1, 2020 and earlier of 60 days after the termination of the National Emergency or December 31, 2020. If a modification does not meet the criteria of the CARES act, a deferral can still be excluded from TDR treatment as long as the modifications meet the FASB criteria discussed in the preceding paragraph.

The Company implemented its LRP offering to extend qualifying customers’ payments for 90 days.  As of June 30, 2020, the program has provided 1,466 Bank modifications of loans to commercial and consumer clients totaling $491 million and 935 m2 modifications of loans and leases totaling $53 million, representing 11.86% and 1.2% of the total loan and lease portfolio, respectively.

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

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	June 30, 2020	December 31, 2019
(dollars in thousands)

Deposits	1/1/2020	1/1/2023	Other Assets	$25,000	1.75%	$13	$112
Deposits	1/1/2020	1/1/2023	Other Assets	50,000	1.57	26	218
Deposits	1/1/2020	1/1/2023	Other Assets	25,000	1.90	12	96
Deposits	1/1/2020	1/1/2023	Other Assets	25,000	1.80	13	109
Deposits	1/1/2020	1/1/2024	Other Assets	25,000	1.75	26	214
Deposits	1/1/2020	1/1/2024	Other Assets	50,000	1.57	52	401
Deposits	2/1/2020	2/1/2024	Other Assets	25,000	1.90	26	202
Deposits	1/1/2020	1/1/2024	Other Assets	25,000	1.80	26	201
Deposits	1/1/2020	1/1/2025	Other Assets	25,000	1.75	48	337
Deposits	1/1/2020	1/1/2025	Other Assets	50,000	1.57	97	617
Deposits	3/1/2020	3/1/2025	Other Assets	25,000	1.90	50	332
Deposits	1/1/2020	1/1/2025	Other Assets	25,000	1.80	48	309
				$375,000		$437	$3,148

The Company has entered into interest rate swaps to hedge against the risk of rising rates on its rolling fixed rate short-term FHLB advances or brokered CDs and its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	June 30, 2020	December 31, 2019
(dollars in thousands)
CRBT - FHLB Advances or Brokered CDs	3/16/2020	3/16/2023	Derivatives - Liabilities	$30,000	0.31%	1.12%	$(730)	$-
SFCB - FHLB Advances or Brokered CDs	3/16/2020	3/16/2023	Derivatives - Liabilities	10,000	0.32%	0.95%	(200)	-
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Liabilities	10,000	3.16%	5.85%	(2,051)	(971)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Liabilities	8,000	3.16%	5.85%	(1,641)	(777)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Liabilities	10,000	2.77%	4.54%	(1,993)	(944)
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Liabilities	3,000	2.48%	5.17%	(613)	(291)
Community National Statutory Trust III	9/15//2018	9/15/2028	Derivatives - Liabilities	3,500	2.06%	4.75%	(715)	(339)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Liabilities	4,500	2.06%	4.75%	(919)	(436)
				$79,000	1.92%	5.24%	$(8,862)	$(3,758)

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

underlying derivative contracts, for the most part, offset each other and do not significantly impact the Company’s results of operations.

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	June 30, 2020		December 31, 2019
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$1,100,913	$224,727	$787,221	$84,679
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$1,100,913	$224,727	$787,221	$84,679

Swap fee income totaled $19.9 million and $7.9 million for the three months ended June 30, 2020 and 2019, respectively. Swap fee income totaled $26.7 million and $11.1 million for the six months ended June 30, 2020 and 2019, respectively.

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	June 30, 2020	December 31, 2019

	(dollars in thousands)

Cash	$80,250	$10,990
U.S govt. sponsored agency securities	3,657	3,541
Municipal securities	41,863	68,089
Residential mortgage-backed and related securities	107,190	27,027
	$232,960	$109,647

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

NOTE 5 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(dollars in thousands, except share data)

Net income	$13,739	$13,504	$24,967	$26,422

Basic EPS	$0.87	$0.86	$1.58	$1.68
Diluted EPS	$0.86	$0.85	$1.56	$1.66

Weighted average common shares outstanding	15,747,056	15,714,588	15,771,926	15,703,967
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	148,280	223,789	185,032	226,692
Weighted average common and common equivalent shares outstanding	15,895,336	15,938,377	15,956,958	15,930,659

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 6 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at June 30, 2020 and December 31, 2019:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
June 30, 2020:
Securities AFS:
U.S. govt. sponsored agency securities	$17,472	$—	$17,472	$—
Residential mortgage-backed and related securities	145,672	—	145,672	—
Municipal securities	101,266	—	101,266	—
Asset-backed securities	39,797	—	39,797	—
Other securities	18,700	—	18,700	—
Derivatives	225,164	—	225,164	—
Total assets measured at fair value	$548,071	$—	$548,071	$—

Derivatives	$233,589	$—	$233,589	$—
Total liabilities measured at fair value	$233,589	$—	$233,589	$—

December 31, 2019:
Securities AFS:
U.S. govt. sponsored agency securities	$20,078	$—	$20,078	$—
Residential mortgage-backed and related securities	120,587	—	120,587	—
Municipal securities	48,257	—	48,257	—
Asset-backed securities	16,887	—	16,887	—
Other securities	4,886	—	4,886	—
Derivatives	87,827	—	87,827	—
Total assets measured at fair value	$298,522	$—	$298,522	$—

Derivatives	$88,437	$—	$88,437	$—
Total liabilities measured at fair value	$88,437	$—	$88,437	$—

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

Interest rate swaps are used for the purpose of hedging interest rate risk on FHLB advances, brokered deposits and junior subordinated debt. The interest rate swaps are further described in Note 4 to the Consolidated Financial Statements. The fair values are determined by comparing the contract rate on the swap with the then-current market rate for the remaining term of the transaction (Level 2 inputs).

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

Assets measured at fair value on a non-recurring basis comprise the following at June 30, 2020 and December 31, 2019:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)
June 30, 2020:
Impaired loans/leases	$5,821	$—	$—	$5,821
OREO	170	—	—	170
	$5,991	$—	$—	$5,991

December 31, 2019:
Impaired loans/leases	$3,394	$—	$—	$3,394
OREO	4,459	—	—	4,459
	$7,853	$—	$—	$7,853

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	June 30,	December 31,
	2020	2019	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Impaired loans/leases	$5,821	$3,394	Appraisal of collateral	Appraisal adjustments	(10.00)%	to	(30.00)%
OREO	170	4,459	Appraisal of collateral	Appraisal adjustments	0.00%	to	(35.00)%

For the impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three and six months ended June 30, 2020 and 2019.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of June 30, 2020		As of December 31, 2019
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$88,577	$88,577	$76,254	$76,254
Federal funds sold	Level 2	2,125	2,125	9,800	9,800
Interest-bearing deposits at financial institutions	Level 2	140,775	140,775	147,891	147,891
Investment securities:
HTM	Level 2	425,976	445,068	400,646	426,545
AFS	*	322,907	322,907	210,695	210,695
Loans/leases receivable, net	Level 3	5,390	5,821	3,143	3,394
Loans/leases receivable, net	Level 2	4,074,042	4,049,076	3,651,061	3,606,520
Derivatives	Level 2	225,164	225,164	87,827	87,827

Deposits:
Nonmaturity deposits	Level 2	3,674,337	3,674,337	3,184,726	3,184,726
Time deposits	Level 2	675,438	682,827	726,325	742,444
Short-term borrowings	Level 2	124,818	124,818	13,423	13,423
FHLB advances	Level 2	145,000	146,788	159,300	159,193
Subordinated notes	Level 2	68,516	68,705	68,394	68,563
Junior subordinated debentures	Level 2	37,916	30,458	37,838	30,477
Derivatives	Level 2	233,589	233,589	88,437	88,437

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

The Company's All Other segment includes the corporate operations of the parent and operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds.  The financial results for RB&T prior to the sale of the majority of its assets and liabilities at November 30, 2019 are also included in the Company’s All Other Segment as are the assets held for sale at June 30, 2020.

Selected financial information on the Company's business segments is presented as follows as of and for the three and six months ended June 30, 2020 and 2019.

	Commercial Banking				Wealth		Intercompany	Consolidated
	QCBT	CRBT	CSB	SFC Bank	Management	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended June 30, 2020
Total revenue	$19,727	$34,612	$9,752	$9,533	$3,627	$17,813	$(17,788)	$77,276
Net interest income	15,653	12,820	7,538	6,201	—	(1,509)	245	40,948
Provision for loan/lease losses	7,539	7,160	2,811	2,405	—	—	—	19,915
Net income (loss) from continuing operations	3,307	10,580	591	1,899	986	13,797	(17,421)	13,739
Goodwill	3,223	14,980	9,888	45,975	—	182	—	74,248
Intangibles	—	2,437	3,643	6,344	—	1,448	—	13,872
Total assets	1,984,245	2,021,043	903,648	745,470	—	715,740	(765,385)	5,604,761

Three Months Ended June 30, 2019
Total revenue	$20,374	$23,575	$9,730	$7,757	$4,249	$23,431	$(17,870)	$71,246
Net interest income	12,632	10,785	7,294	5,425	—	1,877	—	38,013
Provision for loan/lease losses	973	300	151	485	—	32	—	1,941
Net income (loss) from continuing operations	4,505	6,928	2,207	2,079	583	14,369	(17,167)	13,504
Goodwill	3,223	14,980	9,888	45,975	—	3,682	—	77,748
Intangibles	—	2,935	4,328	7,268	—	1,558	—	16,089
Total assets	1,637,115	1,527,521	806,704	671,644	—	1,164,901	(613,033)	5,194,852

Six Months Ended June 30, 2020
Total revenue	$39,227	$56,607	$19,802	$18,224	$7,665	$33,431	$(33,502)	$141,454
Net interest income	30,080	24,206	15,038	11,843	—	(2,998)	477	78,646
Provision for loan/lease losses	10,722	9,410	4,775	3,375	—	—	—	28,282
Net income (loss)	8,210	16,957	1,629	4,105	1,806	24,934	(32,674)	24,967
Goodwill	3,223	14,980	9,888	45,975	—	182	—	74,248
Intangibles	—	2,437	3,643	6,344	—	1,448	—	13,872
Total assets	1,984,245	2,021,043	903,648	745,470	—	715,740	(765,385)	5,604,761

Six Months Ended June 30, 2019
Total revenue	$38,918	$42,819	$19,000	$15,045	$8,478	$43,609	$(32,528)	$135,341
Net interest income	24,771	21,193	14,260	10,651	—	4,046	—	74,921
Provision for loan/lease losses	1,993	725	301	985	—	71	—	4,075
Net income (loss) from continuing operations	8,690	12,028	4,363	3,732	1,741	27,485	(31,617)	26,422
Goodwill	3,223	14,980	9,888	45,975	—	3,682	—	77,748
Intangibles	—	2,935	4,328	7,268	—	1,558	—	16,089
Total assets	1,637,115	1,527,521	806,704	671,644	—	1,164,901	(613,033)	5,194,852

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of June 30, 2020 and December 31, 2019, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks' actual capital amounts and ratios as of June 30, 2020 and December 31, 2019 are presented in the following table (dollars in thousands). As of June 30, 2020 and December 31, 2019, each of the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2020:
Company:
Total risk-based capital	$630,347	13.71%	$367,866	>	8.00%	$482,824	>	10.50%	$459,832	>	10.00%
Tier 1 risk-based capital	509,216	11.07	275,899	>	6.00	390,858	>	8.50	367,866	>	8.00
Tier 1 leverage	509,216	8.91	228,572	>	4.00	228,572	>	4.00	285,716	>	5.00
Common equity Tier 1	471,300	10.25	206,925	>	4.50	321,883	>	7.00	298,891	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$200,053	12.40%	$129,068	>	8.00%	$169,401	>	10.50%	$161,335	>	10.00%
Tier 1 risk-based capital	179,859	11.15	96,801	>	6.00	137,134	>	8.50	129,068	>	8.00
Tier 1 leverage	179,859	7.57	95,014	>	4.00	95,014	>	4.00	118,767	>	5.00
Common equity Tier 1	179,859	11.15	72,601	>	4.50	112,934	>	7.00	104,867	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$200,479	12.15%	$132,034	>	8.00%	$173,295	>	10.50%	$165,043	>	10.00%
Tier 1 risk-based capital	179,841	10.90	99,026	>	6.00	140,287	>	8.50	132,034	>	8.00
Tier 1 leverage	179,841	9.66	74,475	>	4.00	74,475	>	4.00	93,094	>	5.00
Common equity Tier 1	179,841	10.90	74,269	>	4.50	115,530	>	7.00	107,278	>	6.50
Community State Bank:
Total risk-based capital	$96,839	12.76%	$60,732	>	8.00%	$79,710	>	10.50%	$75,915	>	10.00%
Tier 1 risk-based capital	87,338	11.50	45,549	>	6.00	64,527	>	8.50	60,732	>	8.00
Tier 1 leverage	87,338	9.86	35,430	>	4.00	35,430	>	4.00	44,287	>	5.00
Common equity Tier 1	87,338	11.50	34,162	>	4.50	53,140	>	7.00	49,344	>	6.50
Springfield First Community Bank:
Total risk-based capital	$79,054	13.43%	$47,106	>	8.00%	$61,827	>	10.50%	$58,883	>	10.00%
Tier 1 risk-based capital	68,519	11.64	35,330	>	6.00	50,050	>	8.50	47,106	>	8.00
Tier 1 leverage	68,519	9.29	29,494	>	4.00	29,494	>	4.00	36,867	>	5.00
Common equity Tier 1	68,519	11.64	26,497	>	4.50	41,218	>	7.00	38,274	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2019:
Company:
Total risk-based capital	$581,234	13.33%	$348,937	>	8.00%	$457,980	>	10.500%	$436,171	>	10.00%
Tier 1 risk-based capital	481,702	11.04	261,703	>	6.00	370,746	>	8.500	348,937	>	8.00
Tier 1 leverage	481,702	9.53	202,207	>	4.00	202,207	>	4.000	252,758	>	5.00
Common equity Tier 1	443,864	10.18	196,277	>	4.50	305,320	>	7.000	283,511	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$183,855	11.83%	$124,362	>	8.00%	$163,225	>	10.500%	$155,452	>	10.00%
Tier 1 risk-based capital	170,137	10.94	93,271	>	6.00	132,134	>	8.500	124,362	>	8.00
Tier 1 leverage	170,137	9.94	68,479	>	4.00	68,479	>	4.000	85,598	>	5.00
Common equity Tier 1	170,137	10.94	69,953	>	4.50	108,817	>	7.000	101,044	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$175,498	11.90%	$117,953	>	8.00%	$154,813	>	10.500%	$147,441	>	10.00%
Tier 1 risk-based capital	162,127	11.00	88,465	>	6.00	125,325	>	8.500	117,953	>	8.00
Tier 1 leverage	162,127	10.41	62,286	>	4.00	62,286	>	4.000	77,857	>	5.00
Common equity Tier 1	162,127	11.00	66,349	>	4.50	103,209	>	7.000	95,837	>	6.50
Community State Bank:
Total risk-based capital	$92,095	12.32%	$59,813	>	8.00%	$78,504	>	10.500%	$74,766	>	10.00%
Tier 1 risk-based capital	85,437	11.43	44,860	>	6.00	63,551	>	8.500	59,813	>	8.00
Tier 1 leverage	85,437	10.39	32,902	>	4.00	32,902	>	4.000	41,128	>	5.00
Common equity Tier 1	85,437	11.43	33,645	>	4.50	52,336	>	7.000	48,598	>	6.50
Springfield First Community Bank:
Total risk-based capital	$71,074	12.72%	$44,704	>	8.00%	$58,674	>	10.500%	$55,880	>	10.00%
Tier 1 risk-based capital	63,956	11.45	33,528	>	6.00	47,498	>	8.500	44,704	>	8.00
Tier 1 leverage	63,956	9.70	26,379	>	4.00	26,379	>	4.000	32,974	>	5.00
Common equity Tier 1	63,956	11.45	25,146	>	4.50	39,116	>	7.000	36,322	>	6.50

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – continued

NOTE 9 – PENDING SALE

On April 2, 2020, the Company entered into a stock purchase agreement to sell all the issued and outstanding capital stock of the Bates Companies. The aggregate consideration to be paid to the Company shall be an amount equal to $500,000 plus cancellation of all future amounts otherwise to become payable to the purchaser by the Company under an earn-out agreement entered into between the same parties in 2018 with a non-discounted value of approximately $1.6 million at June 30, 2020.

This transaction received regulatory approval and the closing date is scheduled for August 10, 2020.

Goodwill impairment related to the execution of the agreement to sell the Bates Companies was $500,000 in the first quarter of 2020.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three and six months ending June 30, 2020. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. The page locations and specific sections and notes that are referred to in this discussion are presented in the table of contents.

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

●	QCBT commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. QCBT also provides leasing services through its wholly-owned subsidiary, m2, located in Brookfield, Wisconsin. In addition, QCBT owns 100% of Quad City Investment Advisors, LLC, which is an investment management and advisory company.
●	CRBT commenced operations in 2001 and provides full-service commercial and consumer banking, and trust and asset management services to Cedar Rapids, Iowa and adjacent communities through its five offices located in Cedar Rapids and Marion, Iowa. Cedar Falls and Waterloo, Iowa and adjacent communities are served through three additional CRBT offices (one in Cedar Falls and two in Waterloo).
●	CSB was acquired by the Company in 2016 and provides full-service commercial and consumer banking services to the Des Moines, Iowa area and adjacent communities through its 10 offices, including its main office located on North Ankeny Boulevard in Ankeny, Iowa.
●	SFC Bank became a subsidiary of the Company in 2018 and provides full-service commercial and consumer banking services to the Springfield, Missouri area through its main office located on Glenstone Avenue in Springfield, Missouri.

IMPACT OF COVID-19

The progression of the COVID-19 pandemic in the United States has had an adverse impact on the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2020, and could have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on the Company’s Market Areas

The Company offers commercial and consumer banking products and services primarily in Illinois, Missouri and Iowa.  Each of these three states has recently taken different steps to reopen since COVID-19 thrust the country into lockdown starting in March 2020. In Illinois, Governor J.B Pritzker has moved the state into Phase 4 of Restore Illinois which allows

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

businesses to open with Illinois Department of Public Health approved safety guidance and requires certain businesses to open at reduced capacity.  This went into effect on June 26, 2020.  In Missouri, Governor Mike Parson announced the full opening of the state, effective June 16, 2020. In Iowa, Governor Kim Reynolds lifted all capacity limits on businesses effective June 10, 2020.  Despite these measures, the reopening of each jurisdiction is subject to change, delay and setbacks based on ongoing regional monitoring of the pandemic.  However, currently all of the subsidiary banks’ branches are open during normal business hours with the exception of four branch locations that are currently limiting lobby access to appointment only.

Each state has experienced rapidly increasing unemployment levels as a result of the curtailment of business activities, rising from an average of 4.6% in Illinois in March 2020 to an average of 15.2% in May 2020, according to the Illinois Department of Employment Security. The unemployment rate in Illinois improved slightly in June 2020 to an average of 14.6%.  Unemployment rose from an average of 4.5% in Missouri in March 2020 to 10.1% in May 2020, according to the Missouri Department of Labor and Industrial Relations.  The unemployment rate in Missouri improved in June 2020 to an average of 7.9%.  In Iowa, unemployment rose from an average of 3.7% in March 2020 to 10.0% in May 2020, according to the Iowa Workforce Development. The unemployment rate in Iowa improved in June 2020 to an average of 7.9%.

Policy and Regulatory Developments

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.
●	On March 27, 2020, President Trump signed the CARES Act, which established a $2.0 trillion economic stimulus package, which provided for cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the PPP. On April 24, 2020, President Trump signed the Paycheck Protection Program and Health Care Enhancement Act, which authorized an additional $310 billion of PPP loans. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to limitations and eligibility criteria. The original timeframe for PPP lending expired on June 30, 2020, but Congress acted on June 30, 2020 to provide a 5-week PPP extension for lending to allow small businesses additional time to apply for the remaining PPP funds allocated by Congress in connection with the CARES Act. The subsidiary banks are participating as lenders in the PPP.
●	In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. To be eligible, the modification must be related to COVID-19, existing loan could not be more than 30 days past due as of December 31, 2019 and modification executed between March 1, 2020 and earlier of 60 days after the termination of the National Emergency or December 31, 2020. If a modification does not meet the criteria of the CARES act, a deferral can still be excluded from TDR treatment as long as the modifications meet the FASB criteria discussed in Note 3 of the Consolidated Financial Statements.
●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs, and the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See Note 3 of the Consolidated Financial Statements for additional discussion on TDRs.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: the MSNLF and the MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve has provided additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to such a facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion. As of June 30, 2020, the Company is only participating in the PPP and not the Main Street Business Lending Program.

Effects on the Company’s Business

The Company currently expects that the COVID-19 pandemic and the specific developments referred to above could have a significant impact on its business.  In particular, the Company anticipates that a significant portion of the subsidiary banks’ borrowers in the hotel, restaurant, entertainment and retail industries will continue to endure significant economic distress, and could adversely affect their ability to repay existing indebtedness, and could adversely impact the value of collateral pledged to the banks.  These developments, together with economic conditions generally, may impact the Company’s commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, the Company’s equipment leasing business and loan portfolio, the Company’s consumer loan business and loan portfolio, and the value of certain collateral securing the Company’s loans.  In addition, the Company’s loan and lease growth could slow exclusive of the PPP loans, while deposit growth could accelerate as businesses and consumers navigate the impact.  As a result, the Company anticipates that its financial condition, capital levels, asset quality and results of operations could be adversely affected, as described in further detail below.

The Company’s Response

The Company has taken numerous steps in response to the COVID-19 pandemic, including the following:

●	The Company implemented its LRP offering to extend qualifying customers’ payments for 90 days. The program has provided 2,401 modifications of loans and leases totaling $544.0 million to commercial and consumer clients as of June 30, 2020.
●	As the Company moved to protect the health and safety of its employees and clients, digital collaboration and digital banking applications have become business critical. The Company is using virtual meetings to stay connected with its clients and customers are leveraging the Company’s mobile banking capabilities. The Company’s digital communications tool is a modern enterprise video application, with an easy, reliable and secure cloud platform for video and audio conferencing, chat and web conferencing across mobile, desktop and room systems. It has enabled the Company to continue to collaborate in real-time across the enterprise and to meet face-to-face with our clients while working remotely to adhere to the Center for Disease Control’s

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

physical distancing guidelines. Clients are using the Company’s existing mobile banking and mobile payment capabilities including: on-line banking, remote deposit, on-line retail loan applications and person-to-person payment applications that are available across multiple form factors. These applications have enabled customers to engage with the Company virtually to meet their community banking needs. The Company proactively reached out to customers to make sure that they knew how to use these tools and increased their mobile deposit limits to enable expanded use of remote deposit features. The Company also worked with primary digital banking solution providers to make adjustments to their hosting capabilities to accommodate the unprecedented levels of volume through this digital channel.
●	The Company began to execute on its Public Emergency Preparedness Plan (“PEP”) mid-February. The PEP was created to coordinate resources in an organized manner to respond to any public emergency that may significantly affect staffing. One of the situations specifically called out in the plan is a health-related event such as a specific threat of influenza, or other disease, creating pandemic conditions. This program is an important part of the Company’s Business Continuity Program, which specifically addresses rapid recovery from an occurrence that would disable any entity for a period exceeding 48 hours. The goal of the plan is to protect employees, customers, facilities, systems, property and operations during any public emergency and maintain normal operations, to the extent possible, consistent with those goals. In the event that normal operations cannot be maintained, the goals will be to maximize the continuity of the essential services to our customers, protect the health and safety of employees and customers, and minimize adverse financial impact to our institutions. Finally, the plan will provide for a return to full operations and services as quickly as possible. The plan was fully implemented during the first two weeks of March and the following strategies were executed:

o	Emergency Preparedness Response Team critical members were identified to direct the Company’s planning, preparedness, training and response to lead the recovery effort with the COVID-19 pandemic;

o	increased cash reserves at all charters were established and the charters began monitoring cash outflows;

o	IT testing began to ensure the Company’s systems were capable of handling traffic generated by employees working from home;

o	reviewed cross training lists for each department in case of staff shortages;

o	split specific departments into shifts so not all employees were working together at the same time; and

o	communication sites were activated in case emergency information needed to be communicated to employees.

●	The PPP was approved as part of the CARES Act and authorized up to $349 billion in forgivable loans to small businesses to pay their employees and for other operating expenses, during the COVID-19 crisis, and an additional $310 billion of loans were authorized to be made under the PPP in a second phase of funding. The Company has processed 1,655 loans for a total of $358.1 million as of June 30, 2020. The Company is continuing to take PPP applications and is currently processing new loans under newly approved additional funding. PPP loans are included in the C&I category of loans in Note 3 of the Consolidated Financial Statements.

●	The Company has implemented a number of actions to support a healthy workforce, including:

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

o	adopting alternative work practices such as working in shifts, social distancing in our facilities and adding remote work options for approximately half of our workforce;
o	discontinued business travel, large events and meetings; and
o	utilizing online meeting platforms.
●	On February 28, 2020, the Company’s Board of Directors authorized a share repurchase program, permitting the repurchase of up to 800,000 shares of the Company’s outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if the Company does not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The Company suspended the repurchase of shares on March 16, 2020 due to the uncertainties related to the COVID-19 pandemic and it is uncertain when the Company will resume the repurchase of shares as part of this program in the future.

EXECUTIVE OVERVIEW

The Company reported net income of $13.7 million and diluted EPS of $0.86 for the quarter ended June 30, 2020. By comparison, for the quarter ended March 31, 2020, the Company reported net income of $11.2 million and diluted EPS of $0.70.  For the quarter ended June 30, 2019, the Company reported net income of $13.5 million, and diluted EPS of $0.85.  For the six months ended June 30, 2020, the Company reported net income of $25.0 million, and diluted EPS of $1.56. By comparison, for the six months ended June 30, 2019, the Company reported net income of $26.4 million, and diluted EPS of $1.66.

The second quarter of 2020 was also highlighted by the following results and events:

●	Net income of $13.7 million, or $0.86 per diluted share;
●	Adjusted net income (non-GAAP) of $14.0 million, or $0.88 per diluted share;
●	Noninterest income of $28.6 million;
●	Net interest margin was stable, excluding the impact of excess liquidity;
●	Pre-Provision/Pre-Tax Adjusted Net Income (non-GAAP) of $36.8 million;
●	Provision expense of $19.9 million for the quarter, increasing ALLL to Loans by 33 bps to 1.47%;
●	Nonperforming assets to total assets of 0.24%, improving 8 basis points from the prior quarter;
●	Annualized core loan and lease growth of 8.4% for the quarter, excluding newly originated SBA PPP loans;
●	Annualized deposit growth of 17.2% for the quarter; and
●	PPP loan participation of 1,655 totaling $358.1 million to both new and existing clients.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a table that represents various income measurements for the Company.

	For the three months ended			For the six months ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019

	(dollars in thousands)

Net income	$13,739	$11,228	$13,504	$24,967	$26,422

Diluted earnings per common share	$0.86	$0.70	$0.85	$1.56	$1.66

Weighted average common and common equivalent shares outstanding	15,895,336	16,011,456	15,938,377	15,956,958	15,930,659

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended			For the six months ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019

	(dollars in thousands)
Net interest income	$40,948	$37,698	$38,013	$78,646	$74,921
Provision expense	19,915	8,367	1,941	28,282	4,075
Noninterest income	28,626	15,196	17,065	43,822	29,058
Noninterest expense	33,122	31,415	36,560	64,537	68,995
Federal and state income tax expense	2,798	1,884	3,073	4,682	4,487
Net income	$13,739	$11,228	$13,504	$24,967	$26,422

Following are some noteworthy changes in the Company's financial results:

●	Net interest income in the second quarter of 2020 was up 9% compared to the first quarter of 2020. The increase was primarily due to growth in average interest earning assets of $791.6 million, or 17.7% on a linked quarter basis, of which $404.9 million of the increase was due to excess cash derived from outsized deposit growth. Net interest income increased 8% compared to the second quarter of 2019 and 5% when comparing the first six months of 2020 to the same period of the prior year. The increase was primarily due to loan growth during the first six months of 2020.
●	Provision expense in the second quarter of 2020 increased $11.5 million compared to the first quarter of 2020. Provision expense increased $18.0 million compared to the second quarter of 2019 and $24.2 million when comparing the first six months of 2020 to the same period in the prior year. The increase was primarily due to increased qualitative allocations in response to deteriorating economic conditions as related to the effects of COVID-19. See the Provision for Loan Lease Losses section of this report for additional details.
●	Noninterest income in the second quarter of 2020 increased 88% compared to the first quarter of 2020 primarily due to higher swap fee income. Noninterest income increased 68% compared to the second quarter of 2019 and 51% when comparing the first six months of 2020 to the same period in the prior year. This increase was primarily attributable to higher swap fee income in the first six months of 2020.
●	Noninterest expense increased 5% in the second quarter of 2020 compared to the first quarter of 2020. Salaries and employee benefits were $21.3 million in the second quarter of 2020 as compared to $18.5 million in the first quarter of 2020 primarily due to higher incentive compensation as a result of the higher swap fee income. FDIC and other insurance, and regulatory fees were $908 thousand in the second quarter of 2020 as compared to $683 thousand in the first quarter of 2020 due to FDIC insurance assessment credits included in first quarter 2020 totals. Loss on liability extinguishment was $429 thousand in the second quarter of 2020 as compared to $147

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

thousand in the first quarter of 2020 due to increased early payoffs of brokered certificate of deposits in the second quarter. Noninterest expense decreased 9% compared to the second quarter of 2019 and decreased 6% when comparing the first six months of 2020 to the same period in the prior year. Salaries and employee benefits were down 9% from prior year primarily due to reduced bonus compensation as a result of the impact of COVID-19 and the sale of RB&T.
●	Federal and state income tax expense in the second quarter of 2020 increased 49% compared to the first quarter of 2020. Federal and state income tax expense decreased 9% compared to the second quarter of 2019 and increased 4% when comparing the first six months of 2020 to the same period in the prior year. See the “Income Taxes” section of this report for additional details on these increases.

STRATEGIC FINANCIAL METRICS

The Company has established certain strategic financial metrics by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company's ability to achieve these metrics will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company's long-term strategic financial metrics are as follows:

●	Organic loan and lease growth of 9% per year, funded by core deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date
Strategic Financial Metric	Key Metric	Target	June 30, 2020*
Loans and leases growth organically	Loans and leases growth	> 9% annually	5.0%
Fee income growth	Fee income growth	> 6% annually	31.7%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	(11.6)%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period that are then annualized for comparison. The calculations provided exclude non-core noninterest income and noninterest expense.

** Loans and leases growth excludes PPP loans.

It should be noted that these initiatives are long-term targets.  Due to the impact of the COVID-19 pandemic, the Company may not be able to achieve these goals for the full year 2020.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the second quarter of 2020 to support its corporate strategy:

●	The Company grew loans and leases organically in the second quarter of 2020 by 8.4% on an annualized basis, excluding PPP loans (non-GAAP), reflecting healthy demand across all markets.
●	Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Illinois, Wisconsin and Missouri. The Company acts as the correspondent bank for 191 downstream banks with average total noninterest bearing deposits of $249.2 million and average total interest bearing deposits of $505.2 million during the first six months of 2020. By comparison, the Company acted as the correspondent bank for 192 downstream banks with average total noninterest bearing deposits of $168.9 million and average total interest bearing deposits of $310.1 million during the first six months of 2019. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.
●	As a result of the relatively low interest rate environment including a flat to inverted yield curve, the Company has focused on executing interest rate swaps on select commercial loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent on the pricing. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for the borrowers and the Company. Swap fee income totaled $26.7 million for the six months ended June 30, 2020 as compared to $11.1 million for the six months ended June 30, 2019.
●	Noninterest expense for the first six months of 2020 totaled $64.5 million as compared to $69.0 million in the first six months of 2019. The decrease was primarily due to a decline in salaries and employee benefits as a result of reduced bonus and incentive compensation due to the impact of COVID-19.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “adjusted net income”, “adjusted EPS”, “adjusted ROAA”, “pre-provision/pre-tax adjusted income”, “NIM (TEY)”, “adjusted NIM”, “pre-provision/pre-tax adjusted ROAA”, “efficiency ratio”, “ALLL to total loans and leases excluding PPP loans” and “loan growth annualized excluding PPP loans”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

●	TCE/TA ratio (non-GAAP) is reconciled to stockholders' equity and total assets;
●	TCE/TA ratio excluding PPP loans (non-GAAP) is reconciled to stockholders’ equity and total assets;
●	Adjusted net income, adjusted EPS and adjusted ROAA (all non-GAAP measures) are reconciled to net income;
●	Pre-provision/Pre-tax adjusted income and pre-provision/pre-tax adjusted ROAA (all non-GAAP measures) are reconciled to net income;
●	NIM (TEY) (non-GAAP) and adjusted NIM (non-GAAP) are reconciled to NIM;
●	Efficiency ratio (non-GAAP) is reconciled to noninterest expense, net interest income and noninterest income; and

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	ALLL to total loans and leases excluding PPP loans and loan growth annualized excluding PPP loans are reconciled to ALLL and total loans and leases.

The TCE/TA non-GAAP ratio has been a focus for investors and management believes that this ratio may assist investors in analyzing the Company's capital position without regard to the effects of intangible assets.  The TCE/TA ratio excluding PPP loans non-GAAP ratio is provided as the Company’s management believes this financial measure is important to investors as total assets for the quarter ended June 30, 2020 was materially higher due to the addition of PPP loans.  By excluding the PPP loans, management believes the investor is provided a better comparison to prior periods for analysis.

The following tables also include several “adjusted” non-GAAP measurements of financial performance. The Company's management believes that these measures are important to investors as they exclude non-recurring income and expense items; therefore, they provide a better comparison for analysis and may provide a better indicator of future performance.

The pre-provision/pre-tax adjusted income and pre-provision/pre-tax adjusted ROAA are measurements of the Company’s financial performance excluding provision and income taxes as well as non-recurring income and expense items.  The Company’s management believes this financial measure is important to investors as provision for the quarter ended June 30, 2020 was materially higher due to the impact of COVID-19 as well as its impact on income taxes.  By excluding the provision and income taxes as well as non-recurring income and expense items, the investor is provided a better comparison to prior periods for analysis.

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

ALLL to total loans and leases, excluding PPP loans and loan growth annualized, excluding PPP loans are ratios that management utilizes to compare the Company to its peers. The Company’s management believes these financial measures are important to investors as total loans and leases for the quarter ended June 30, 2020 was materially higher due to the addition of PPP loans which are guaranteed by the government and therefore do not necessitate an increase in ALLL.  By excluding the PPP loans, the investor is provided a better comparison to prior periods for analysis.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	As of
GAAP TO NON-GAAP	June 30,	March 31,	June 30,
RECONCILIATIONS	2020	2020	2019

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$556,020	$539,139	$504,300
Less: Intangible assets	88,120	88,669	93,837
TCE (non-GAAP)	$467,900	$450,470	$410,463

Total assets (GAAP)	$5,604,761	$5,232,075	$5,194,852
Less: Intangible assets	88,120	88,669	93,837
TA (non-GAAP)	$5,516,641	$5,143,406	$5,101,015

TCE/TA ratio (non-GAAP)	8.48%	8.76%	8.05%

TCE/TA RATIO EXCLUDING PPP LOANS
Stockholders' equity (GAAP)	$556,020	$539,139	$504,300
Less: PPP loan interest income (post-tax)	2,085	—	—
Less: Intangible assets	88,120	88,669	93,837
TCE (non-GAAP)	$465,815	$450,470	$410,463

Total assets (GAAP)	$5,604,761	$5,232,075	$5,194,852
Less: PPP loans	358,052	—	—
Less: Intangible assets	88,120	88,669	93,837
TA (non-GAAP)	$5,158,589	$5,143,406	$5,101,015

TCE/TA ratio excluding PPP loans (non-GAAP)	9.03%	8.76%	8.05%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$13,739	$11,228	$13,504	$24,967	$26,422
Less non-core items (post-tax) (*):
Income:
Securities gains (losses), net	$51	$—	$(41)	$51	$(41)
Total non-core income (non-GAAP)	$51	$—	$—	$51	$(41)
Expense:
Losses on debt extinguishment	$339	$116	$—	$455	$—
Goodwill impairment	—	500	—	500	—
Disposition costs	(66)	408	—	343	—
Post-acquisition compensation, transition and integration costs	55	119	559	175	665
Total non-core expense (non-GAAP)	$329	$1,143	$559	$1,472	$2,281

Adjusted net income (non-GAAP)	$14,016	$12,371	$14,104	$26,388	$27,128

PRE-PROVISION/PRE-TAX ADJUSTED INCOME
Net income (GAAP)	$13,739	$11,228	$13,504	$24,967	$26,422
Less: Non-core income not tax-effected	65	—	(52)	65	(52)
Plus: Non-core expense not tax-effected	416	1,315	708	1,731	842
Provision expense	19,915	8,367	1,941	28,282	4,075
Federal and state income tax expense	2,798	1,884	3,073	4,682	4,487
Pre-provision/pre-tax adjusted income (non-GAAP)	$36,803	$22,794	$19,278	$59,597	$35,878

PRE-PROVISION/PRE-TAX ADJUSTED RETURN ON AVERAGE ASSETS (NON-GAAP)
Pre-provision/pre-tax adjusted income (non-GAAP)	$36,803	$22,794	$19,278	$59,597	$35,878

Average assets	5,800,164	4,948,311	5,077,900	5,374,224	5,023,201

Pre-provision/pre-tax adjusted return on average assets (non-GAAP)	2.54%	1.84%	1.52%	2.22%	1.43%

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$14,016	$12,371	$14,104	$26,388	$27,128

Weighted average common shares outstanding	15,747,056	15,796,796	15,714,588	15,771,926	15,703,967
Weighted average common and common equivalent shares outstanding	15,895,336	16,011,456	15,938,377	15,956,958	15,930,659

Adjusted EPS (non-GAAP):
Basic	$0.89	$0.78	$0.90	$1.67	$1.73
Diluted	$0.88	$0.77	$0.88	$1.65	$1.70

ADJUSTED ROAA
Adjusted net income (non-GAAP) (from above)	$14,016	$12,371	$14,104	$26,388	$27,128

Average Assets	$5,800,164	$4,948,311	$5,077,900	$5,374,224	$5,023,201

Adjusted ROAA (annualized) (non-GAAP)	0.97%	1.00%	1.11%	0.98%	1.08%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$40,948	$37,698	$38,013	$78,646	$74,921
Plus: Tax equivalent adjustment	1,728	1,790	1,808	3,517	3,509
Net interest income - tax equivalent (non-GAAP)	$42,676	$39,488	$39,821	$82,163	$78,430
Less: Acquisition accounting net accretion	736	625	1,076	1,361	2,145
Adjusted net interest income	41,940	38,863	38,745	80,802	76,285

Average earning assets	$5,252,663	$4,461,018	$4,698,021	$4,856,842	$4,655,288

NIM (GAAP)	3.14%	3.40%	3.25%	3.26%	3.25%
NIM (TEY) (non-GAAP)	3.27%	3.56%	3.40%	3.40%	3.40%
Adjusted NIM (TEY) (non-GAAP)	3.21%	3.50%	3.31%	3.35%	3.30%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$33,122	$31,415	$36,560	$64,537	$68,995

Net interest income (GAAP)	$40,948	$37,698	$38,013	$78,646	$74,921
Noninterest income (GAAP)	28,626	15,196	17,065	43,822	29,058
Total income	$69,574	$52,894	$55,078	$122,468	$103,979

Efficiency ratio (noninterest expense/total income) (non-GAAP)	47.61%	59.39%	66.38%	52.70%	66.35%

ALLLTO TOTAL LOANS AND LEASES, EXCLUDING PPP LOANS
ALLL	$60,827	$42,233	$41,104	$60,827	$41,104

Total loans and leases	$4,140,259	$3,704,668	$3,910,519	$4,140,259	$3,910,519
Less: PPP loans	358,052	—	—	358,052	—
Total loans and leases, excluding PPP loans	$3,782,207	$3,704,668	$3,910,519	$3,782,207	$3,910,519

ALLL to total loans and leases, excluding PPP loans	1.61%	1.14%	1.05%	1.61%	1.05%

LOAN GROWTH ANNUALIZED, EXCLUDING PPP LOANS
Total loans and leases	$4,140,259	$3,704,668	$3,910,519	$4,140,259	$3,910,519
Less: PPP loans	358,052	—	—	358,052	—
Total loans and leases, excluding PPP loans	$3,782,207	$3,704,668	$3,910,519	$3,782,207	$3,910,519

Loan growth annualized, excluding PPP loans	8.37%	1.57%	13.57%	4.99%	9.52%

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 7% to $42.7 million for the quarter ended June 30, 2020 compared to the same quarter of the prior year, and increased 5% to $82.2 million for the six months ended June 30, 2020 compared to the same period of the prior year. Excluding the tax equivalent adjustments, net interest income increased 8% for the quarter ended June 30, 2020 compared to the same quarter of the prior year, and increased 5% for the six months ended June 30, 2020 compared to the same period of the prior year. Net interest income improved due to the following factors:

●	Continued organic loan and deposit growth;
●	Significant growth in PPP loans in the early part of the second quarter of 2020;
●	Reduction in higher cost wholesale funds with strong core deposit growth including noninterest bearing deposits; and
●	Significant reduction in cost of funds.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis			GAAP
	For the Quarter Ended			For the Quarter Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2020	2020	2019	2020	2020	2019
Average Yield on Interest-Earning Assets	3.86%	4.58%	4.78%	3.70%	4.39%	4.63%
Average Cost of Interest-Bearing Liabilities	0.80%	1.33%	1.76%	0.79%	1.33%	1.76%
Net Interest Spread	3.06%	3.24%	3.02%	2.91%	3.07%	2.87%
NIM	3.27%	3.56%	3.40%	3.14%	3.40%	3.25%
NIM Excluding Acquisition Accounting Net Accretion	3.21%	3.50%	3.31%	3.10%	3.37%	3.15%

	Tax Equivalent Basis		GAAP
	For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Average Yield on Interest-Earning Assets	4.19%	4.76%	4.02%	4.60%
Average Cost of Interest-Bearing Liabilities	1.05%	1.74%	0.78%	1.74%
Net Interest Spread	3.14%	3.02%	3.24%	2.86%
NIM	3.40%	3.40%	3.26%	3.25%
NIM Excluding Acquisition Accounting Net Accretion	3.35%	3.30%	3.21%	3.15%

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

	For the Quarter Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
	(dollars in thousands)			(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$736	$625	$1,076	$1,361	$2,145

NIM on a tax equivalent basis was down 29 basis points on a linked quarter basis.  Excluding acquisition accounting net accretion, NIM was down 29 basis points on a linked quarter basis.  The decrease in net interest margin during the quarter was due to a 72 basis point decline in the yield on earning assets, partially offset by a 53 basis point decline in total cost of interest-bearing funds (due to both mix and rate).  Due to significant core deposit growth outpacing loans throughout

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

the quarter, the Company carried excess liquidity of approximately $400 million which contributed to 30 bps of the decline in NIM.   Excluding the impact of this excess liquidity, Adjusted NIM would have been stable with the first quarter.

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

The Company's average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended June 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$865	$1	0.46%	$9,690	$56	2.32%
Interest-bearing deposits at financial institutions	533,483	134	0.10%	182,651	1,168	2.56%
Investment securities (1)	697,559	6,536	3.77%	644,999	6,062	3.77%
Restricted investment securities	21,234	288	5.46%	21,007	290	5.54%
Gross loans/leases receivable (1) (2) (3)	3,999,522	43,417	4.37%	3,839,674	48,413	5.06%
Total interest earning assets	5,252,663	50,376	3.86%	4,698,021	55,989	4.78%

Noninterest-earning assets:
Cash and due from banks	82,171			82,394
Premises and equipment	73,376			78,008
Less allowance	(42,878)			(41,224)
Other	434,865			260,701
Total assets	$5,800,197			$5,077,900

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$2,840,860	2,429	0.34%	$2,461,768	8,271	1.35%
Time deposits	809,233	3,337	1.66%	1,013,391	5,554	2.20%
Short-term borrowings	25,064	22	0.35%	16,145	81	2.01%
FHLB advances	95,616	347	1.46%	76,154	601	3.17%
Other borrowings	—	—	—%	10,550	92	3.50%
Subordinated notes	68,480	994	5.84%	68,239	993	5.84%
Junior subordinated debentures	37,891	573	6.07%	37,731	576	6.12%
Total interest-bearing liabilities	3,877,144	7,702	0.80%	3,683,978	16,168	1.76%

Noninterest-bearing demand deposits	1,082,532			796,232
Other noninterest-bearing liabilities	284,461			99,427
Total liabilities	5,244,137			4,579,637

Stockholders' equity	556,060			498,263
Total liabilities and stockholders' equity	$5,800,197			$5,077,900
Net interest income		$42,674			$39,821
Net interest spread			3.06%			3.02%
Net interest margin			3.14%			3.25%
Net interest margin (TEY)(Non-GAAP)			3.27%			3.40%
Adjusted net interest margin (TEY)(Non-GAAP)			3.21%			3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities	135.48%			127.53%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended June 30, 2020

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2020 vs. 2019
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(55)	$(26)	$(29)
Interest-bearing deposits at financial institutions	(1,033)	(6,343)	5,310
Investment securities (2)	474	(14)	488
Restricted investment securities	(2)	(16)	14
Gross loans/leases receivable (2) (3)	(4,996)	(16,223)	11,227
Total change in interest income	(5,612)	(22,622)	17,010

INTEREST EXPENSE
Interest-bearing deposits	(5,842)	(13,308)	7,466
Time deposits	(2,217)	(1,218)	(999)
Short-term borrowings	(59)	(250)	191
Federal Home Loan Bank advances	(254)	(1,008)	754
Other borrowings	(92)	(46)	(46)
Subordinated notes	1	—	1
Junior subordinated debentures	(4)	(16)	12
Total change in interest expense	(8,467)	(15,846)	7,379

Total change in net interest income	$2,855	$(6,776)	$9,631

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Six Months Ended June 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$3,095	$18	1.17%	$12,713	$150	2.38%
Interest-bearing deposits at financial institutions	331,048	495	0.30%	169,057	2,091	2.49%
Investment securities (1)	658,433	12,616	3.85%	652,727	12,158	3.76%
Restricted investment securities	21,300	546	5.16%	21,146	598	5.70%
Gross loans/leases receivable (1) (2) (3)	3,842,966	87,474	4.58%	3,799,645	94,795	5.03%
Total interest earning assets	4,856,842	101,149	4.19%	4,655,288	109,792	4.76%

Noninterest-earning assets:
Cash and due from banks	90,799			80,513
Premises and equipment, net	73,641			77,266
Less allowance for estimated losses on loans/leases	(39,439)			(40,843)
Other	392,401			250,978
Total assets	$5,374,242			$5,023,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,610,248	7,756	0.60%	$2,374,939	15,445	1.31%
Time deposits	797,184	7,216	1.82%	1,012,925	10,859	2.16%
Short-term borrowings	22,190	86	0.78%	15,261	152	2.01%
Federal Home Loan Bank advances	103,512	796	1.55%	111,755	1,662	3.00%
Other borrowings	—	—	—%	27,126	539	4.01%
Subordinated notes	68,449	1,988	5.84%	53,438	1,557	5.88
Junior subordinated debentures	37,872	1,144	6.07%	37,709	1,148	6.14%
Total interest-bearing liabilities	3,639,455	18,986	1.05%	3,633,151	31,362	1.74%

Noninterest-bearing demand deposits	936,223			803,266
Other noninterest-bearing liabilities	247,697			96,441
Total liabilities	4,823,374			4,532,858

Stockholders' equity	550,869			490,343
Total liabilities and stockholders' equity	$5,374,242			$5,023,201
Net interest income		$82,163			$78,430
Net interest spread			3.14%			3.02%
Net interest margin			3.26%			3.25%
Net interest margin (TEY)(Non-GAAP)			3.40%			3.40%
Adjusted net interest margin (TEY)(Non-GAAP)			3.35%			3.30%
Ratio of average interest earning assets to average interest-bearing liabilities	133.45%			128.13%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the six months ended June 30, 2020

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2020 vs. 2019
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(132)	$(53)	$(79)
Interest-bearing deposits at other financial institutions	(1,596)	(4,631)	3,035
Investment securities (2)	458	342	116
Restricted investment securities	(52)	(65)	13
Gross loans/leases receivable (2) (3)	(7,321)	(10,368)	3,047
Total change in interest income	(8,643)	(14,775)	6,132

INTEREST EXPENSE
Interest-bearing demand deposits	(7,689)	(11,727)	4,038
Time deposits	(3,643)	(1,552)	(2,091)
Short-term borrowings	(66)	(198)	132
Federal Home Loan Bank advances	(866)	(752)	(114)
Other borrowings	(539)	(270)	(269)
Subordinated notes	431	—	431
Junior subordinated debentures	(4)	—	(4)
Total change in interest expense	(12,376)	(14,499)	2,123
Total change in net interest income	$3,733	$(276)	$4,009

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified the following as critical accounting policies:

GOODWILL

The Company records all assets and liabilities purchased in an acquisition, including intangibles, at fair value.  Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment.  In certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A more detailed discussion of this critical accounting policy can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Due to the economic impact of COVID-19 during the first quarter of 2020, management concluded that factors such as the decline in macroeconomic conditions led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of March 31, 2020.  There was no occurrence of a triggering event in the second quarter of 2020, therefore no impairment test of goodwill was performed as of June 30, 2020. When such an assessment is

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

performed, should the Company conclude that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.  Such a charge would have no impact on tangible capital or regulatory capital.  Based upon the results of the interim goodwill assessment during the first quarter of 2020, the Company concluded that an impairment did not exist on the bank reporting units as of the time of the assessment.

During the first quarter of 2020, the Company incurred goodwill impairment expense of $500 thousand related to the Bates Companies.  This was the result of the announcement of a sale of the Bates Companies as discussed in Note 9 of the Consolidated Financial Statements.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company's allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. A more detailed discussion of this critical accounting policy can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income decreased 10%, comparing the second quarter of 2020 to the same period of 2019, and decreased 8% comparing the first half of 2020 to the same period of 2019. This decrease was primarily the result of a reduction in average yields on loans and leases.

Overall, the Company's average earning assets increased 12%, comparing the second quarter of 2020 to the second quarter of 2019. During the same time period, excess liquidity increased by 15%.  Average gross loans and leases increased 4%, while average investment securities increased 8% during the same time period.   Average earning assets increased 4%, comparing the first half of 2020 to the same period of 2019.  Excess liquidity increased by $235 million comparing the first half of 2020 to the same period of 2019.  Average gross loans and leases and average investment securities both increased slightly during the same time period.  The increases in excess liquidity were the result of outsized growth in core deposits led by the Company’s correspondent banking client base.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the second quarter of 2020 decreased 52% from the second quarter of 2019 and decreased 39%, comparing the first half of 2020 to the same period of 2019.  The cost of funds on the Company’s average interest-bearing liabilities has decreased with the current rate environment.  During the last month of the first quarter, market interest rates fell as the Federal Reserve cut the Federal Funds rate by 150 bps to a range of 0%-0.25%. As a direct result, the Company’s interest expense declined sharply on a linked-quarter basis.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

PROVISION FOR LOAN/LEASE LOSSES

The Company’s provision for loan and lease losses totaled $19.9 million for the second quarter of 2020, which is significantly higher than $1.9 million for the second quarter of 2019.  Provision for the first six months of 2020 totaled $28.3 million, which was up from $4.1 million in the first six months of  2019. The increase in the provision for loan and lease losses was primarily due to increased qualitative allocations in response to deteriorating economic conditions related to the effects of COVID-19.

The Company anticipates the provision to be elevated in future periods due to the broad reach of COVID-19 across many impacted individuals and industries.  The dramatic slowdown in economic activity will likely negatively impact the credit quality of the Company’s loan portfolio with increased levels of loan defaults.  The CARES Act provides significant resources for individuals and industries that could lessen the impact of COVID-19, in addition to the Company’s own loan relief programs.

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

In accordance with GAAP for business combination accounting, acquired loans are recorded at fair value; therefore, no allowance is associated with such loans at acquisition. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance through provision. This provision, when coupled with net charge-offs of $3.46 million for the first six months of 2020, increased the Company's allowance to $60.8 million at June 30, 2020. As of June 30, 2020, the Company's allowance to total loans/leases was 1.47%, which was up from 1.14% at March 31, 2020 and 1.05% at June 30, 2019. Management continues to evaluate the allowance needed on acquired loans factoring in the net remaining discount ($5.5 million and $9.3 million at June 30, 2020 and June 30, 2019, respectively).

The following table represents the current balance of loans to customers with concentrations in industries that management has deemed to have a higher risk of being impacted by COVID-19:

	As of June 30,
	2020
		% of Total Gross
	Amount	Loans and Leases

	(dollars in thousands)

Retail and Lessors of Property Secured by Retail Property	$236,147	5.70%
Hotels	86,543	2.09
Restaurants (full service and limited service only)	41,077	0.99
Arts & Entertainment	30,513	0.74
Aviation	—	0.00
Energy	—	0.00
	$394,280	9.52%

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended
	June 30,	June 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)

Trust department fees	$2,227	$2,361	$(134)	(5.7)%
Investment advisory and management fees	1,399	1,888	(489)	(25.9)
Deposit service fees	1,286	1,658	(372)	(22.4)
Gains on sales of residential real estate loans, net	1,196	489	707	144.6
Gains on sales of government guaranteed portions of loans, net	—	39	(39)	(100.0)
Swap fee income	19,927	7,891	12,036	152.5
Securities gains (losses), net	65	(52)	117	(100.0)
Earnings on bank-owned life insurance	612	412	200	48.5
Debit card fees	775	914	(139)	(15.2)
Correspondent banking fees	198	172	26	15.1
Other	941	1,293	(352)	(27.2)
Total noninterest income	$28,626	$17,065	$11,561	67.7%

	Six Months Ended
	June 30,	June 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)

Trust department fees	$4,539	$4,854	$(315)	(6.5)%
Investment advisory and management fees	3,126	3,624	(498)	(13.7)
Deposit service fees	2,763	3,212	(449)	(14.0)
Gains on sales of residential real estate loans, net	1,848	858	990	115.4
Gains on sales of government guaranteed portions of loans, net	—	70	(70)	(100.0)
Swap fee income	26,731	11,089	15,642	141.1
Securities gains (losses), net	65	(52)	117	(100.0)
Earnings on bank-owned life insurance	941	952	(11)	(1.2)
Debit card fees	1,533	1,706	(173)	(10.1)
Correspondent banking fees	413	388	25	6.4
Other	1,863	2,357	(494)	(21.0)
Total noninterest income	$43,822	$29,058	$14,764	50.8%

In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management increased by $291.3 million in the second quarter of 2020, however assets under management decreased $183.4 million in the first six months of 2020 due to deteriorating economic conditions caused by the COVID-19 pandemic. With the decrease in assets under management, trust department fees decreased 7%, comparing the first six months of 2020 to the same period of the prior year.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts. The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations.

Investment advisory and management fees decreased 26%, comparing the second quarter of 2020 to the same period of the prior year and they decreased 14% when comparing the first half of 2020 to the first half of 2019.  Brokerage assets decreased $124.1 million in the first six months of 2020 due to deteriorating economic conditions caused by the COVID-

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

19 pandemic. Similar to trust department fees, investment advisory and management fees are largely determined based on the value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations. The levels of trust and brokerage assets under management were negatively impacted by the decline in the market as a result of COVID-19.

Deposit service fees decreased 22% comparing the second quarter of 2020 to the same period of the prior year, and decreased 14% when comparing the first half of 2020 to the same period of the prior year. This decrease was primarily due to the sale of RB&T, as well as lower transactional volume due to current economic conditions. The Company continues to emphasize shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans, net, increased 145% when comparing the second quarter of 2020 to the same period of the prior year, and increased 115% when comparing the first half of 2020 to the same period of the prior year. The increase was primarily due to the refinancing of residential real estate loans with lower interest rates in the first half of 2020.

The Company did not have any gains on the sale of government-guaranteed portions of loans for the three or six months ended June 30, 2020.  Large fluctuations can occur from quarter-to-quarter and year-to-year. The Company continues to leverage its expertise by taking advantage of programs offered by the SBA and the USDA. In some cases, it is more beneficial for the Company to sell the government-guaranteed portion on the secondary market for a premium rather than retain the loans in the Company's portfolio. Sales activity for government-guaranteed portions of loans tends to fluctuate depending on the demand for loans that fit the criteria for the government guarantee. Further, the size of the transactions can vary and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can vary.  Recently, competitors have been offering SBA loan candidates traditional financing without a guarantee and the Company is not willing to relax its structure for those lending opportunities.

As a result of the low interest rate environment and its continued focus across all subsidiary banks, the Company was able to execute numerous interest rate swaps on select commercial loans, including tax credit project loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrowers and the Company. An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from quarter to quarter. Swap fee income totaled $19.9 million for the second quarter of 2020, compared to $7.9 million for the second quarter of 2019.  Swap fee income totaled $26.7 million for the first half of 2020, compared to $11.1 million in the first half of 2020.  The increase in swap fee income for the first six months of 2020, as compared to all prior periods, was due to both the volume and the size of the transactions executed.  Future levels of swap fee income are somewhat dependent upon prevailing interest rates.

Securities gains totaled $65 thousand for the three and six months ended June 30, 2020.  By comparison, securities losses totaled $52 thousand for the three and six months ended June 30, 2019.

Earnings on BOLI increased 49% comparing the second quarter of 2020 to the second quarter of 2019, and decreased 1% comparing the first half of 2020 to the first half of 2019. There were no purchases of BOLI within the last 12 months. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets and can lead to volatility in earnings. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees decreased 15% comparing the second quarter of 2020 to the second quarter of the prior year, and decreased 10% comparing the first half

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

of 2020 to the first half of 2019. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a retail deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 15% comparing the second quarter of 2020 to the second quarter of the prior year, and increased 6% comparing the first half of 2020 to the first half of 2019. The fees are generally included in the earnings credit rates which incent the correspondent bank to maintain higher levels of noninterest bearing deposits to offset the correspondent banking fees. Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 191 banks in Iowa, Illinois, Missouri and Wisconsin.

Other noninterest income decreased 27% comparing the second quarter of 2020 to the second quarter of the prior year, and decreased 21% comparing the first half of 2020 to the first half of 2019.  This decrease was primarily due to the sale of RB&T.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended
	June 30,	June 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$21,304	$22,749	$(1,445)	(6.4)%
Occupancy and equipment expense	3,748	3,533	215	6.1
Professional and data processing fees	3,646	3,031	615	20.3
Post-acquisition compensation, transition and integration costs	70	708	(638)	(90.1)
Disposition costs	(83)	—	(83)	100.0
FDIC insurance, other insurance and regulatory fees	908	926	(18)	(1.9)
Loan/lease expense	339	312	27	8.7
Net cost of (income from) and gains/losses on operations of other real estate	(332)	1,182	(1,514)	(128.1)
Advertising and marketing	552	1,037	(485)	(46.8)
Bank service charges	501	508	(7)	(1.4)
Loss on liability extinguishment	429	—	429	100.0
Correspondent banking expense	212	206	6	2.9
Intangibles amortization	548	615	(67)	(10.9)
Other	1,280	1,753	(473)	(27.0)
Total noninterest expense	$33,122	$36,560	$(3,438)	(9.4)%

	Six Months Ended
	June 30,	June 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$39,823	$43,628	$(3,805)	(8.7)%
Occupancy and equipment expense	7,780	7,227	553	7.7
Professional and data processing fees	7,015	5,781	1,234	21.3
Post-acquisition compensation, transition and integration costs	221	842	(621)	(73.8)
Disposition costs	434	—	434	100.0
FDIC insurance, other insurance and regulatory fees	1,591	1,890	(299)	(15.8)
Loan/lease expense	567	526	41	7.8
Net cost of (income from) and gains/losses on operations of other real estate	(319)	1,480	(1,799)	(121.6)
Advertising and marketing	1,234	1,822	(588)	(32.3)
Bank service charges	1,005	991	14	1.4
Losses on liability extinguishment, net	576	—	576	100.0
Correspondent banking expense	428	410	18	4.4
Intangibles amortization	1,097	1,147	(50)	(4.4)
Goodwill Impairment	500	—	500	100.0
Other	2,585	3,251	(666)	(20.5)
Total noninterest expense	$64,537	$68,995	$(4,458)	(6.5)%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, decreased from the second quarter of 2019 to the second quarter of 2020 by 6%.  This line item also decreased 9% when comparing the first half of 2020 to the first half of 2019. This decrease was primarily related to the sale of RB&T, deferred costs due to PPP loans and reduced bonus and incentive compensation due to the impact of COVID-19.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Occupancy and equipment expense increased 6% comparing the second quarter of 2020 to the same period of the prior year, and increased 8% comparing the first half of 2020 to the same period of the prior year. The increased expense was due to higher information technology service contract costs and increases in repairs and maintenance costs to existing buildings.

Professional and data processing fees increased 20% comparing the second quarter of 2020 to the same period in 2019, and increased 21% comparing the first half of 2020 to the same period of the prior year. This increased expense was mostly due to higher data processing costs.

Post-acquisition costs totaled $70 thousand for the second quarter of 2020 as compared to $708 thousand for the same period of the prior year.  Post-acquisition costs totaled $221 thousand for the first half of 2020 as compared to $842 thousand for the same period of the prior year.  These costs were comprised primarily of personnel costs, IT integration and data conversion costs related to previous mergers/acquisitions.

Disposition costs totaled $434 thousand for the first half of 2020. The costs were primarily legal, accounting, personnel costs and IT deconversion costs related to the sale of RB&T in the fourth quarter of 2019.  There were no disposition costs for the first quarter or first half of 2019.

FDIC insurance, other insurance and regulatory fee expense decreased 2%, comparing the second quarter of 2020 to the second quarter of 2019, and decreased 16% comparing the first half of 2020 to the same period of the prior year. The decrease in expense was due to the award of assessment credits by the FDIC in September 2019 that carried forward into 2020.

Loan/lease expense increased 9% when comparing the second quarter of 2020 to the same quarter of 2019, and increased 8% comparing the first half of 2020 to the same period of the prior year. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net income from and gains/losses on operations of other real estate totaled $332 thousand for the second quarter of 2020, compared to net cost of and gains/losses on operations of other real estate of $1.2 million for the second quarter of 2019.  Net income from and gains/losses on operations of other real estate totaled $319 thousand for the first half of 2020 compared to net cost of and gains/losses on operations of other real estate of $1.5 million for the same period of the prior year.  In the first half of 2020, the Company has sold OREO property of $4 million with corresponding gains of $369 thousand.

Advertising and marketing expense decreased 47% comparing the second quarter of 2020 to the second quarter of 2019, and decreased 32% comparing the second half of 2020 to the same period of the prior year. The decrease in expense was primarily due to the sale of RB&T.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, decreased 1% when comparing the second quarter of 2020 to the same quarter of 2019, and increased 1% comparing the first half of 2020 to the same period of the prior year.  As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses will also increase.

Losses on liability extinguishment were $429 thousand for the second quarter of 2020 and $576 thousand for the first half of 2020.  These losses relate to the prepayment of certain high-cost brokered and public certificates of deposit.  There were no losses on debt extinguishment for the three and six months ended June 30, 2019.

Correspondent banking expense increased 3% when comparing the second quarter of 2020 to the second quarter of 2019 and increased 4% when comparing the first half of 2020 to the same period of the prior year.  These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Intangibles amortization expense decreased 11% when comparing the second quarter of 2020 to the same quarter of 2019 and decreased 4% when comparing the first half of 2020 to the same period of the prior year. The second quarter of 2019 included $82 thousand of intangible amortization expense related to the finalization of purchase accounting related to the acquisition of Bates Companies.

Goodwill impairment expense totaled $500 thousand in the first half of 2020 related to the sale of the Bates Companies.  There was no goodwill impairment expense in the first half of 2019.

Other noninterest expense decreased 27% when comparing the second quarter of 2020 to the second quarter of 2019, and decreased 21% when comparing the first half of 2020 to the same period of the prior year. This was primarily due to the sale of RB&T.  Included in other noninterest expense are items such as subscriptions, sales and use tax and expenses related to wealth management.

INCOME TAXES

In the second quarter of 2020, the Company incurred income tax expense of $2.8 million.  During the first half of the year, the Company incurred income tax expense of $4.7 million. Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$3,472	21.0%	$3,481	21.0%	$6,226	21.0%	$6,491	21.0%
Tax exempt income, net	(1,247)	(7.5)	(1,068)	(6.5)	(2,472)	(8.3)	(2,175)	(7.1)
Bank-owned life insurance	(115)	(0.7)	(87)	(0.5)	(170)	(0.6)	(200)	(0.6)
State income taxes, net of federal benefit, current year	776	4.7	772	4.7	1,453	4.9	1,421	4.6
Tax credits	(116)	(0.7)	(38)	(0.2)	(232)	(0.8)	(77)	(0.3)
True-up adjustment to year-end provision	—	—	—	—	—	—	(715)	(2.3)
Excess tax benefit on stock options exercised and restricted stock awards vested	2	—	(54)	(0.3)	(262)	(0.9)	(154)	(0.5)
Other	26	0.1	67	0.3	139	0.5	(104)	(0.3)
Federal and state income tax expense	$2,798	16.9%	$3,073	18.5%	$4,682	15.8%	$4,487	14.5%

The effective tax rate for the quarter ended June 30, 2020 was 16.9%, which was a decrease from the effective tax rate of 18.5% for the quarter ended June 30, 2019.   The effective tax rate for the six months ended June 30, 2020 was 15.8%, which was an increase over the effective tax rate of 14.5% for the six months ended June 30, 2019.  During the first quarter of 2019 and in conjunction with the Company’s year-end tax preparation process, the Company identified a one-time true-up adjustment of $715 thousand.  Excluding this, the Company’s effective tax rate was approximately 16.8% for the six months ended June 30, 2019.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.  On November 30, 2019, the Company sold substantially all of the assets and transferred substantially all of the deposits and certain other liabilities of the Company’s wholly-owned subsidiary, RB&T.  As a result, those assets and liabilities of RB&T are not included in the Company’s results of its financial condition as of June 30, 2020, March 31, 2020 and December 31, 2019, the removal of which impacts balance sheet comparisons to June 30, 2019.

	As of
	June 30, 2020		March 31, 2020		December 31, 2019		June 30, 2019
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$231,477	4%	$376,535	7%	$233,945	5%	$293,416	6%
Securities	748,883	13%	684,571	13%	611,341	12%	643,803	12%
Net loans/leases	4,079,432	73%	3,662,435	70%	3,654,204	75%	3,869,415	75%
Derivatives	225,164	4%	195,973	4%	87,827	2%	65,922	1%
Other assets	309,040	6%	301,803	6%	309,767	6%	322,296	6%
Assets held for sale	10,765	-%	10,758	-%	11,966	-%	—	-%
Total assets	$5,604,761	100%	$5,232,075	100%	$4,909,050	100%	$5,194,852	100%

Total deposits	$4,349,775	78%	$4,170,478	80%	$3,911,051	80%	$4,322,510	84%
Total borrowings	376,250	7%	244,399	5%	278,955	5%	230,953	4%
Derivatives	233,589	4%	203,744	4%	88,437	2%	69,556	1%
Other liabilities	87,539	1%	71,185	1%	90,253	2%	67,533	1%
Liabilities held for sale	1,588	-%	3,130	0%	5,003	-%	—	-%
Total stockholders' equity	556,020	10%	539,139	10%	535,351	11%	504,300	10%
Total liabilities and stockholders' equity	$5,604,761	100%	$5,232,075	100%	$4,909,050	100%	$5,194,852	100%

During the second quarter of 2020, the Company's total assets increased $372.7 million, or 7% from March 31, 2020, to a total of $5.6 billion. The Company’s loans increased $417.0 million in the second quarter of 2020.  Included in this amount was $358.1 million of PPP loans made to both new and existing customers. Total deposits increased $179.3 million in the second quarter of 2020 primarily due to an increase in noninterest-bearing demand deposits.  Borrowings increased $131.9 million in the second quarter of 2020 which consisted primarily of an increase in overnight FRB borrowings of $70.0 million and an increase in short-term FHLB advances of $50.0 million. During the quarter, the Company had significant core deposit growth mostly from its correspondent banking clients.  The outsized deposit growth exceeded the strong loan growth and led to the Company carrying excess liquidity during the quarter.  At the end of the quarter, a large portion of the outsized correspondent banking deposits shifted off balance sheet temporarily which prompted some overnight borrowing.  Subsequently, the majority of the balances have returned to the balance sheet.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company's securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	June 30, 2020		March 31, 2020		December 31, 2019		June 30, 2019
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. govt. sponsored agency securities	$17,472	2%	$19,457	3%	$20,078	3%	$35,762	6%
Municipal securities	526,192	71%	493,664	72%	447,853	73%	440,852	68%
Residential mortgage-backed and related securities	145,672	19%	122,853	18%	120,587	20%	159,228	25%
Asset-backed securities	39,797	5%	28,499	4%	16,887	3%	—	—%
Other securities	19,750	3%	20,098	3%	5,936	1%	7,961	1%
	$748,883	100%	$684,571	100%	$611,341	100%	$643,803	100%

Securities as a % of Total Assets	13.36%		13.11%		12.45%		12.39%
Net Unrealized Gains as a % of Amortized Cost	4.16%		3.73%		4.88%		3.23%
Duration (in years)	6.3		6.7		6.7		6.4
Yield on investment securities (tax equivalent)	3.77%		3.95%		3.80%		3.77%

Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in any of the periods presented.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities. The asset-backed securities, which are comprised of collateral loan obligations, are backed by pools of senior secured commercial loans and were AAA rated as of June 30, 2020.

See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases, excluding PPP loans (non-GAAP), grew 8.4% on an annualized basis during the second quarter of 2020 and 5.0% year-to-date. The Company experienced several large payoffs during the first quarter, which impacted loan growth, as well as slower growth in the first half of the year due to the pandemic.  The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following table.

	As of
	June 30, 2020		March 31, 2020		December 31, 2019		June 30, 2019
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I loans*	$1,850,110	45%	$1,484,979	41%	$1,507,825	41%	$1,548,657	40%
CRE loans	1,869,162	45%	1,783,086	48%	1,736,396	47%	1,837,473	46%
Direct financing leases	79,105	2%	83,324	2%	87,869	2%	101,180	3%
Residential real estate loans	241,069	6%	237,742	6%	239,904	7%	293,479	8%
Installment and other consumer loans	99,150	2%	106,728	3%	109,352	3%	120,947	3%
Total loans/leases	$4,138,596	100%	$3,695,859	100%	$3,681,346	100%	$3,901,736	100%
Plus deferred loan/lease origination costs, net of fees	1,663		8,809		8,859		8,783
Less allowance	(60,827)		(42,233)		(36,001)		(41,104)
Net loans/leases	$4,079,432		$3,662,435		$3,654,204		$3,869,415

*Excludes PPP loans totaling $358.1 million as of June 30, 2020.

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of June 30, 2020 and March 31, 2020, approximately 25% and 26% of the CRE loan portfolio was owner-occupied, respectively.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company's CRE loan portfolio:

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2020		2020		2019		2019
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Nonresidential Buildings	$593,063	32%	$546,384	31%	$553,142	32%	$612,526	33%
Lessors of Residential Buildings	545,026	29%	500,871	28%	465,172	27%	394,235	21%
Hotels	70,675	4%	56,573	3%	63,720	4%	82,180	5%
New Housing For-Sale Builders	56,229	3%	56,916	3%	55,525	3%	43,520	2%
Land Subdivision	55,555	3%	53,899	3%	46,318	2%	45,847	3%
Nonresidential Property Managers	44,887	2%	48,069	3%	48,059	3%	58,207	3%
Lessors of Other Real Estate Property	40,248	2%	42,260	2%	39,297	2%	36,706	2%
Other Activities Related to Real Estate	38,044	2%	39,352	2%	42,060	2%	32,652	2%
New Single-Family Housing Construction	36,837	2%	31,856	2%	28,708	2%	27,962	2%
Other *	388,598	21%	406,906	23%	394,395	22%	503,638	27%
Total CRE Loans	$1,869,162	100%	$1,783,086	100%	$1,736,396	100%	$1,837,473	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $23.8 million, or approximately 1.3% of total CRE loans in the most recent period presented.

The Company's residential real estate loan portfolio includes the following:

●	Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid long-term interest rate risk.
●	A limited amount of 15-year, 20-year and 30-year fixed rate residential real estate loans that meet certain credit guidelines.

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

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2020		2020		2019		2019
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$59,782	26%	$57,225	25%	$55,749	24%	$46,650	20%
Manufacturing - General	16,939	7%	16,277	7%	15,847	7%	17,879	8%
Food Processing Equipment	16,244	7%	16,703	7%	16,742	7%	15,863	7%
Construction - General	15,156	7%	15,038	7%	16,236	7%	16,026	7%
Marine - Travelifts	11,642	5%	10,908	5%	11,556	5%	11,659	5%
Computer Hardware	11,385	5%	12,142	5%	11,509	5%	6,282	3%
Trailers	9,541	4%	9,469	4%	9,907	4%	9,303	4%
Other *	92,071	39%	90,821	40%	92,301	41%	107,014	46%
Total m2 loans and leases	$232,760	100%	$228,583	100%	$229,847	100%	$230,676	100%

*     “Other” consists of all other equipment types. None of these had concentrations greater than 3% of total m2 loan and lease portfolio in the most recent period presented.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's loan and lease portfolio.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three and six months ended June 30, 2020 and 2019 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

	(dollars in thousands)

Balance, beginning	$42,233	$41,164	$36,001	$39,847
Provisions charged to expense	19,915	1,941	28,282	4,075
Loans/leases charged off	(1,450)	(2,152)	(3,785)	(3,212)
Recoveries on loans/leases previously charged off	129	151	329	394
Balance, ending	$60,827	$41,104	$60,827	$41,104

The adequacy of the allowance was determined by management based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, historical loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, government guarantees and other factors that, in management's judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed quarterly with specific detailed reviews completed on all credits risk-rated less than “fair quality”, as described in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report  on Form 10-K for the year ended December 31, 2019, and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance is monitored by the credit administration staff and reported to management and the board of directors.

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019

	(dollars in thousands)

Special Mention (Rating 6)	$104,608	$34,738	$19,952	$19,913
Substandard (Rating 7)	39,855	36,612	33,649	40,935
Doubtful (Rating 8)	—	—	—	—
	$144,463	$71,350	$53,601	$60,848

Criticized Loans **	$144,463	$71,350	$53,601	$60,848
Classified Loans ***	$39,855	$36,612	$33,649	$40,935

Criticized Loans as a % of Total Loans/Leases	3.49%	1.93%	1.45%	1.56%
Classified Loans as a % of Total Loans/Leases	0.96%	0.99%	0.91%	1.05%

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

Criticized loans increased 102% and classified loans increased 9% from March 31, 2020 to June 30, 2020.  Criticized loans increased 170% during the first six months of 2020 primarily due to loans related to borrowers in industries impacted by COVID-19 including hotels.  Classified loan increased 18% during the first six months of 2020.  The increase in classified

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

loans was due to a few isolated relationships.    The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

	As of
	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019
Allowance / Gross Loans/Leases	1.47%	1.14%	0.98%	1.05%
Allowance / NPLs	463.69%	310.72%	403.87%	283.10%

Although management believes that the allowance at June 30, 2020 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Based on current economic indicators, the Company increased the economic allocations within the allowance for loan losses calculation.  The Company anticipates that the allowance for loan losses as a percent of total loans may increase in future periods based on the belief that the credit quality of the loan portfolio could decline and loan defaults may increase as a result of the COVID-19 pandemic.  Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's allowance.

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of June 30,	As of March 31,	As of December 31,	As of June 30,
	2020	2020	2019	2019

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$12,099	$11,628	$7,902	$13,148
Accruing loans/leases past due 90 days or more	99	1,419	33	58
TDRs - accruing	920	545	979	1,313
Total NPLs	13,118	13,592	8,914	14,519
OREO	157	3,298	4,129	8,637
Other repossessed assets	25	45	41	—
Total NPAs	$13,300	$16,935	$13,084	$23,156

NPLs to total loans/leases	0.32%	0.37%	0.24%	0.37%
NPAs to total loans/leases plus repossessed property	0.32%	0.46%	0.35%	0.59%
NPAs to total assets	0.24%	0.32%	0.27%	0.45%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $352 thousand at June 30, 2020, $298 thousand at March 31, 2020, $747 thousand at December 31, 2019, and $2.8 million at June 30, 2019.

NPAs at June 30, 2020 were $13.3 million, down $3.6 million from March 31, 2020 and down $9.9 million from June 30, 2019.  The decrease in NPAs in the second quarter of 2020 was primarily due to the sale of one OREO property. The improvement from prior year was primarily attributed to the sale of RB&T.

The ratio of NPAs to total assets was 0.24% at June 30, 2020, down from 0.32% at March 31, 2020 and down from 0.45% at June 30, 2019.

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

Due to the economic impacts of COVID-19, the Company established its LRP for its clients.  The LRP allows borrowers to request the deferral of principal and interest payments for an agreed upon term.  Those deferred payments will be added to the end of the original term of the loan through a three month extension of the maturity date.  The CARES Act includes provisions that allow financial institutions to elect to not apply GAAP requirements to loan modifications related to COVID-19 that would otherwise be categorized as a TDR, including arrangements that defer or delay payments of principal or interest for up to 90 days.  The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur beginning on March 1, 2020 until the earlier of sixty days after the date on which the national emergency related to COVID-19 is terminated or December 31, 2020.  The Company expects that the majority of LRP participants will not be categorized as a TDR by meeting the CARES Act provisions. As of June 30, 2020, the program has provided 1,466 Bank modifications of loans to commercial and consumer clients totaling $491 million and 935 m2 modifications of loans and leases totaling $53 million, representing 11.86% and 1.2% of the total loan and lease portfolio, respectively.

DEPOSITS

Deposits increased $179.3 million during the second quarter of 2020, primarily due to an increase in noninterest bearing correspondent deposits, net of prepayment of large brokered certificates of deposits. The table below presents the composition of the Company's deposit portfolio.

	As of
	June 30, 2020		March 31, 2020		December 31, 2019		June 30, 2019
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$1,177,482	27%	$829,782	20%	$777,224	20%	$795,951	18%
Interest bearing demand deposits	2,488,755	57%	2,440,907	58%	2,407,502	61%	2,505,956	57%
Time deposits	560,982	13%	617,979	15%	571,343	15%	733,135	17%
Brokered deposits	122,556	3%	281,810	7%	154,982	4%	287,468	7%
	$4,349,775	100%	$4,170,478	100%	$3,911,051	100%	$4,322,510	100%

Quarter-end balances can greatly fluctuate due to large customer and correspondent bank activity. During the quarter, the Company had significant core deposit growth mostly from its correspondent banking clients.  The outsized deposit growth exceeded the strong loan growth and led to the Company carrying excess liquidity during the quarter.  At the end of the quarter, a large portion of the outsized correspondent banking deposits shifted off balance sheet temporarily which prompted some overnight borrowing.  Subsequently, the majority of the balances have returned to the balance sheet. As a result of strong core deposit growth, the Company reduced its reliance on higher cost CDs and brokered deposits.

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

	As of
	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019

	(dollars in thousands)

Overnight repurchase agreements	$2,368	$2,377	$2,193	$2,181
Federal funds purchased	22,450	10,690	11,230	17,010
Overnight federal reserve borrowings	100,000	30,000	—	—
	$124,818	$43,067	$13,423	$19,191

The Company's federal funds purchased and Federal Reserve borrowings fluctuate based on the short-term funding needs of the Company's subsidiary banks.  At the end of the quarter, a large portion of the outsized correspondent banking deposits shifted off balance sheet temporarily which prompted some overnight borrowing.  Subsequently, the majority of the balances have returned to the balance sheet.

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

The table below presents the Company's term and overnight FHLB advances.

	As of
	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019
	(dollars in thousands)

Term FHLB advances	$90,000	$55,000	$50,000	$46,433
Overnight FHLB advances	55,000	40,000	109,300	59,300
	$145,000	$95,000	$159,300	$105,733

FHLB advances increased $50.0 million in the current quarter compared to the prior quarter due to the temporary liquidity need from the aforementioned temporary shift of excess liquidity straddling quarter-end.  All of the net growth in advances were either overnight or shorter term with maximum maturities of 3 months.

The Company renewed its revolving credit note in the second quarter of 2020.  At renewal, the line amount was increased from $20.0 million to $25.0 million.  The interest on the revolving line of credit is now calculated at a rate per annum equal to the greater of (a) Prime less 0.50% and (b) 3.00% per annum.  Prior to the renewal, the interest on the revolving line of credit was calculated at the effective LIBOR rate plus 2.25% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.  There was no outstanding balance on the revolving line of credit at June 30, 2020.

The Company had subordinated notes totaling $68.5 million as of June 30, 2020, relatively unchanged from $68.4 million as of December 31, 2019.

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

	June 30, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

	(dollars in thousands)
Year ending December 31:
2020	$214,156	0.63%	$200,110	0.85%
2021	5,000	1.55	43,887	1.82
2022	28,400	1.65	50,285	1.79
2023	20,000	1.84	20,000	1.84
Total Wholesale Funding	$267,556	0.85%	$314,282	1.20%

During the first six months of 2020, wholesale funding decreased $46.7 million as the Company grew core deposits to build on balance sheet liquidity and the Company used a portion of that excess liquidity to prepay brokered certificates of deposits.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019

	(dollars in thousands)

Common stock	$15,791	$15,774	$15,828	$15,773
Additional paid in capital	274,315	273,867	274,785	272,744
Retained earnings	267,081	254,287	245,836	216,741
AOCI (loss)	(1,167)	(4,789)	(1,098)	(958)
Total stockholders' equity	$556,020	$539,139	$535,351	$504,300

TCE / TA ratio (non-GAAP)	8.48%	8.76%	9.25%	8.05%

*     TCE is defined as total common stockholders' equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

AOCI improved $3.6 million during the quarter for mark-to-market adjustments on interest rate caps and an interest rate swap on trust preferred securities and an increase in net unrealized gains on AFS securities portfolio.  Furthermore as it relates to the Company’s TCE/TA, the Company experienced net dilution as TCE/TA fell from 8.76% to 8.48% which was primarily driven by an inflated balance sheet at quarter-end.  Specifically, the balance sheet was inflated by PPP loans totaling $358.1 million. Excluding the impact of PPP loans, the adjusted TCE/TA at June 30, 2020 was 9.03% (non-GAAP).

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $534.3 million during the second quarter of 2020 and $334.1 million during the first six months of 2020. The Company's on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

The Federal Reserve Bank has provided a lending facility that will allow the Company, if desired, to obtain funding specifically for loans that the Company makes under the PPP, which will allow the Company to retain existing sources of liquidity for traditional operations. The Company has been able to access available funding sources to address liquidity needs during the COVID-19 pandemic.

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

At June 30, 2020, the subsidiary banks had 29 lines of credit totaling $627.9 million, of which $294.4 million was secured and $333.5 million was unsecured. At June 30, 2020, the Company had $527.9 million of the $627.9 million available.

At December 31, 2019, the subsidiary banks had 27 lines of credit totaling $380.6 million, of which $45.3 million was secured and $335.3 million was unsecured. At December 31, 2019, the full $380.6 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $25.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2021. At June 30, 2020, the full $25.0 million was available.

As of June 30, 2020, the Company had $754.4 million in average correspondent banking deposits spread over 191 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $560.2 million during the first six months of 2020, compared to $197.1 million for the same period of 2019. The net decrease in federal funds sold was $7.7 million for the first six months of 2020, compared to a net decrease of $16.2 million for the same period of 2019. The net decrease in interest-bearing deposits at financial institutions was $7.1 million for the first six months of 2020, compared to a net increase of $62.1 million for the same period of 2019. Proceeds from calls, maturities, and paydowns of securities were $34.5 million for the first six months of 2020, compared to $33.0 million for the same period of 2019. Purchases of securities used cash of $171.1 million for the first six months of 2020, compared to $10.7 million for the same period of 2019. Proceeds from sales of securities were $6.3 million for the first six months of 2020, compared to $4.7 million in proceed from sales of securities for the first six months of 2019. The net increase in loans/leases used cash of $447.4 million for the first six months of 2020 compared to $176.4 million for the same period of 2019.

Financing activities provided cash of $530.6 million for the first six months of 2020, compared to $170.2 million for same period of 2019. Net increases in deposits totaled $409.0 million for the first six months of 2020, compared to $345.6 million for the same period of 2019. During the first six months of 2020, the Company's short-term borrowings increased

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

$111.4 million, compared to a decrease in short-term borrowings of $9.6 million for the same period of 2019. Long-term FHLB advances increased $85.0 million during the first six months of 2020, compared to $5.0 million for the same period of 2020.  In the first six months of 2020, the Company decreased short-term and overnight FHLB advances by $59.3 million.  Maturities and principal payments on FHLB term advances totaled $40.0 million in the first six months of 2020. In the first six months of 2019, the Company decreased short-term and overnight FHLB advances by $130.9 million.  Maturities and principal payments on FHLB term advances totaled $35.0 million and on other borrowings totaled $11.9 million in the first six months of 2019.  Prepayments on other borrowings totaled $46.3 million in the first six months of 2019.  Prepayments on brokered and public time deposits totaled $29.2 million during the first six months of 2020.  During the first six months of 2019, proceeds from subordinated notes were $63.4 million.

Total cash provided by operating activities was $41.9 million for the first six months of 2020, compared to $29.3 million for the same period of 2019.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

●	The strength of the local, state, and national economy (including the impact of the 2020 presidential election and the impact of tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulation).
●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), or other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse events.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB (including the new CECL impairment standards, that will change how the Company estimates credit losses when implemented).
●	Changes in state and federal laws, regulations and governmental policies concerning the Company’s general business.
●	Changes in the interest rates and prepayment rates of the Company’s assets (including the impact of LIBOR phase-out.
●	Increased competition in the financial services sector and the inability to attract new customers.
●	Changes in technology and the ability to develop and maintain secure and reliable electronic systems.
●	Unexpected results of acquisitions, which may include failure to realize the anticipated benefits of acquisitions and the possibility that transaction costs may be greater than anticipated.
●	The loss of key executives or employees.
●	Changes in consumer spending.
●	The costs, effects and outcomes of existing or future litigation.
●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. For a discussion of the factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, see the “Risk Factors” section included under Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of June 30,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2020	2019	2018

100 basis point downward shift	(10.0)%	0.6%	0.5%	0.7%
200 basis point upward shift	(10.0)%	0.9%	1.2%	(2.7)%
300 basis point upward shock	(25.0)%	7.2%	4.9%	(9.0)%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at June 30, 2020 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of June 30, 2020. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

The outbreak of COVID-19 has led to an economic recession and other severe disruptions in the U.S. economy and has adversely disrupted banking and other financial activity and industries in the areas in which the Company operates.  As a result, we are starting to see the impact of COVID-19 on our business, and we believe that it could be significant, adverse and potentially material.

Currently, COVID-19 is spreading through the United States and the world. The spread of highly infectious or contagious diseases could cause, and the spread of COVID-19 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. The resulting concerns on the part of the U.S. and global populations have resulted in a recessionary environment, reduced economic activity and caused significant volatility in the global stock markets. The Company has experienced disruptions across the Company’s business due to these effects, leading to decreased earnings and slowdowns in loan collections.

The outbreak of COVID-19 has resulted in a decline in our clients’ businesses, a decrease in consumer confidence, an increase in unemployment and a disruption in the services provided by our vendors.  Continued disruption to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, declines in assets under management and wealth management revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy.  Although the U.S. government has introduced a number of programs designed to soften the impact of COVID-19 on small businesses, once these programs expire, our borrowers may not be able to satisfy their financial obligations to us.

COVID-19 has impacted and will likely continue to impact businesses’ and consumers’ financial ability to borrow money, which would negatively impact loan volumes. In addition, certain of the Company’s borrowers are in or have exposure to the hotel, restaurant, entertainment and retail  industries and are located in areas that are or were quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on the Company’s direct lease financing, commercial real estate and consumer loan portfolios. Any new or prolonged quarantine or stay-at-home orders would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

As a result of the COVID-19 pandemic we may experience adverse financial consequences due to a number of other factors, including, but not limited to:

●	a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill and other intangible assets that could result in an impairment charge being recorded for that period, and adversely impact our results of operations and the ability of our subsidiary banks to pay dividends to us;
●	the negative effect on earnings resulting from the subsidiary banks modifying loans and agreeing to loan payment deferrals due to the COVID-19 crisis;
●	increased demand on our liquidity as we meet borrowers’ needs and cover expenses related to our business continuity plan;
●	the potential for reduced liquidity and its negative effect on our capital and leverage ratios;
●	increased cyber and payment fraud risk due to increased online and remote activity; and
●	other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.

Overall, we believe that the economic impact from COVID-19 may be severe and could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital.  Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future.  There are no comparable recent events that provide guidance as to the effect of the spread of COVID-19 as a global pandemic may have, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

The U.S. government and banking regulators, including the Federal Reserve, have taken a number of unprecedented actions in response to the COVID-19 pandemic, which could ultimately have a material adverse effect on our business and results of operations.

On March 27, 2020, President Trump signed into law the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the PPP.  In addition to implementing the programs contemplated by the CARES Act, the federal bank regulatory agencies have issued a steady stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation:

●	requiring banks to focus on business continuity and pandemic planning;
●	adding pandemic scenarios to stress testing;
●	encouraging bank use of capital buffers and reserves in lending programs;
●	permitting certain regulatory reporting extensions;
●	reducing margin requirements on swaps;
●	permitting certain otherwise prohibited investments in investment funds;
●	issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and
●	providing credit under the CRA for certain pandemic-related loans, investments and public service.

The COVID-19 pandemic has significantly affected the financial markets, and the Federal Reserve has taken a number of actions in response. In March 2020, the Federal Reserve dramatically reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability. The Federal Reserve also launched the Main Street Lending Program, which will offer deferred interest on four-year loans to small and mid-sized businesses. The full impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory laws, policies, programs and guidelines, as well as market reactions to such activities, remains uncertain but may ultimately have a material adverse effect on our business and results of operations.

COVID-19 has disrupted banking and other financial activities in the areas in which we operate and could potentially create widespread business continuity issues for us.

The COVID-19 pandemic has negatively impacted the ability of our employees and clients to engage in banking and other financial transactions in the geographic area in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of an outbreak or escalation of the COVID-19 pandemic in our market area, including because of illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.  Further, we rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our clients.

As a participating lender in the PPP, the Company and the subsidiary banks are subject to additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The subsidiary banks are participating as lenders in the PPP.  The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has authorized an additional $310 billion funding for PPP loans; however, it is unknown if and when this the additional authorized amount will be exhausted and whether Congress will again authorize additional PPP loan funding.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees.  The Company and the subsidiary banks may be exposed to the risk of similar litigation, from both customers and non-customers that approached the banks regarding PPP loans, regarding their process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the subsidiary banks and is not resolved in a manner favorable to the Company or the banks, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  The Company suspended the repurchase of shares on March 16, 2020 due to the uncertainties related to the COVID-19 pandemic and it is uncertain when the Company will resume the repurchase of shares as part of this program in the future. All shares repurchased under the share repurchase program were retired.

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

April 1-30, 2020	—	—	100,932	699,068
May 1-31, 2020	—	—	100,932	699,068
June 1-30, 2020	—	—	100,932	699,068

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2020 and June 30, 2019; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and June 30, 2019; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and months ended June 30, 2020 and June 30, 2019; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	August 7, 2020	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	August 7, 2020	/s/ Todd A. Gipple
Todd A. Gipple, President
Chief Operating Officer
Chief Financial Officer

Date	August 7, 2020	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)