Form 10-Q
period 2020-09-30
QCR HOLDINGS INC
filed 2020-11-06
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 1, 2020, the Registrant had outstanding 15,793,357 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of September 30, 2020 and December 31, 2019

	September 30,	December 31,
	2020	2019

	(dollars in thousands)
Assets
Cash and due from banks	$68,932	$76,254
Federal funds sold	530	9,800
Interest-bearing deposits at financial institutions	302,138	147,891

Securities held to maturity, at amortized cost	434,892	400,646
Securities available for sale, at fair value	347,196	210,695
Total securities	782,088	611,341

Loans receivable held for sale	8,811	3,673
Loans/leases receivable held for investment	4,239,166	3,686,532
Gross loans/leases receivable	4,247,977	3,690,205
Less allowance for estimated losses on loans/leases	(79,582)	(36,001)
Net loans/leases receivable	4,168,395	3,654,204

Bank-owned life insurance	60,126	58,834
Premises and equipment, net	72,001	73,859
Restricted investment securities	19,009	23,252
Other real estate owned, net	125	4,129
Goodwill	74,066	74,748
Intangibles	11,902	14,970
Derivatives	236,381	87,827
Assets held for sale	—	11,966
Other assets	68,867	59,975
Total assets	$5,864,560	$4,909,050

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,175,085	$777,224
Interest-bearing	3,497,183	3,133,827
Total deposits	4,672,268	3,911,051

Short-term borrowings	30,430	13,423
Federal Home Loan Bank advances	40,000	159,300
Subordinated notes	118,577	68,394
Junior subordinated debentures	37,955	37,838
Derivatives	244,510	88,437
Liabilities held for sale	—	5,003
Other liabilities	148,207	90,253
Total liabilities	5,291,947	4,373,699

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 September 2020 and December 2019 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 September 2020 - 15,792,357 shares issued and outstanding December 2019 - 15,828,098 shares issued and outstanding	15,792	15,828
Additional paid-in capital	275,122	274,785
Retained earnings	283,480	245,836
Accumulated other comprehensive income (loss):
Securities available for sale	7,817	2,817
Derivatives	(9,598)	(3,915)
Total stockholders' equity	572,613	535,351
Total liabilities and stockholders' equity	$5,864,560	$4,909,050

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended September 30, 2020 and 2019

	2020	2019

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$44,768	$50,406
Securities:
Taxable	1,938	1,682
Nontaxable	3,842	3,443
Interest-bearing deposits at financial institutions	92	951
Restricted investment securities	249	293
Federal funds sold	1	42
Total interest and dividend income	50,890	56,817

Interest expense:
Deposits	4,484	13,394
Short-term borrowings	11	97
Federal Home Loan Bank advances	211	1,023
Subordinated notes	1,031	1,003
Junior subordinated debentures	572	581
Total interest expense	6,309	16,098
Net interest income	44,581	40,719
Provision for loan/lease losses	20,342	2,012
Net interest income after provision for loan/lease losses	24,239	38,707

Noninterest income:
Trust department fees	2,280	2,340
Investment advisory and management fees	1,266	1,782
Deposit service fees	1,403	1,813
Gains on sales of residential real estate loans, net	1,370	890
Gains on sales of government guaranteed portions of loans, net	—	519
Swap fee income	26,688	9,797
Securities gains (losses), net	1,802	(3)
Earnings on bank-owned life insurance	502	489
Debit card fees	946	886
Correspondent banking fees	220	189
Other	1,482	1,204
Total noninterest income	37,959	19,906

Noninterest expense:
Salaries and employee benefits	25,999	24,215
Occupancy and equipment expense	3,807	3,860
Professional and data processing fees	3,758	4,030
Post-acquisition compensation, transition and integration costs	—	884
Disposition costs	192	—
FDIC insurance, other insurance and regulatory fees	1,301	542
Loan/lease expense	403	221
Net cost of (income from) and gains/losses on operations of other real estate	16	2,078
Advertising and marketing	750	1,056
Bank service charges	488	502
Losses on liability extinguishment	1,874	148
Correspondent banking expense	205	209
Intangibles amortization	531	560
Loss on sale of subsidiary	305	—
Other	1,209	1,640
Total noninterest expense	40,838	39,945
Net income before income taxes	21,360	18,668
Federal and state income tax expense	4,016	3,573
Net income	$17,344	$15,095

Basic earnings per common share	$1.10	$0.96
Diluted earnings per common share	$1.09	$0.94

Weighted average common shares outstanding	15,767,152	15,739,430
Weighted average common and common equivalent shares outstanding	15,923,578	15,976,742

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Nine Months Ended September 30, 2020 and 2019

	2020	2019

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$130,542	$143,488
Securities:
Taxable	5,714	5,026
Nontaxable	10,865	10,461
Interest-bearing deposits at financial institutions	587	3,042
Restricted investment securities	795	891
Federal funds sold	19	191
Total interest and dividend income	148,522	163,099

Interest expense:
Deposits	19,457	39,697
Short-term borrowings	81	275
Federal Home Loan Bank advances	1,007	2,685
Other borrowings	—	512
Subordinated notes	3,019	2,561
Junior subordinated debentures	1,715	1,729
Total interest expense	25,279	47,459
Net interest income	123,243	115,640
Provision for loan/lease losses	48,624	6,087
Net interest income after provision for loan/lease losses	74,619	109,553

Noninterest income:
Trust department fees	6,819	7,194
Investment advisory and management fees	4,392	5,406
Deposit service fees	4,166	5,025
Gains on sales of residential real estate loans, net	3,218	1,748
Gains on sales of government guaranteed portions of loans, net	—	589
Swap fee income	53,419	20,886
Securities gains (losses), net	1,867	(56)
Earnings on bank-owned life insurance	1,443	1,441
Debit card fees	2,479	2,591
Correspondent banking fees	633	578
Other	3,345	3,562
Total noninterest income	81,781	48,964

Noninterest expenses:
Salaries and employee benefits	65,822	67,843
Occupancy and equipment expense	11,587	11,087
Professional and data processing fees	10,773	9,811
Post-acquisition compensation, transition and integration costs	189	1,727
Disposition costs	626	—
FDIC insurance, other insurance and regulatory fees	2,892	2,432
Loan/lease expense	970	748
Net cost of (income from) and gains/losses on operations of other real estate	(303)	3,557
Advertising and marketing	1,984	2,878
Bank service charges	1,493	1,494
Losses on liability extinguishment	2,450	148
Correspondent banking expense	633	619
Intangibles amortization	1,628	1,706
Goodwill impairment	500	—
Loss on sale of subsidiary	305	—
Other	3,842	4,891
Total noninterest expenses	105,391	108,941
Net income before income taxes	51,009	49,576
Federal and state income tax expense	8,698	8,059
Net income	$42,311	$41,517

Basic earnings per common share	$2.68	$2.64
Diluted earnings per common share	$2.65	$2.60

Weighted average common shares outstanding	15,770,335	15,715,788
Weighted average common and common equivalent shares outstanding	15,945,832	15,946,020

Cash dividends declared per common share	$0.18	$0.18

See Notes to Consolidated Financial Statements (Unaudited

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019

	(dollars in thousands)

Net income	$17,344	$15,095

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains arising during the period before tax	585	1,827
Less reclassification adjustment for gains (losses) included in net income before tax	1,802	(3)
	(1,217)	1,830
Unrealized gains (losses) on derivatives:
Unrealized holding losses arising during the period before tax	445	(1,159)
Less reclassification adjustment for caplet amortization before tax	(149)	—
	296	(1,159)
Unrealized gains (losses) on assets held for sale:
Unrealized holding gains (losses) arising during the period before tax on securities held for sale	—	48
Unrealized holding losses arising during the period before tax on derivatives held for sale	—	(31)
Less reclassification adjustment for caplet amortization before tax	—	(80)
	—	97

Other comprehensive income (loss), before tax	(921)	768
Tax expense	(307)	224
Other comprehensive income (loss), net of tax	(614)	544

Comprehensive income	$16,730	$15,639

	Nine Months Ended September 30,
	2020	2019

	(dollars in thousands)

Net income	$42,311	$41,517

Other comprehensive income (loss):

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	8,467	10,639
Less reclassification adjustment for gains (losses) included in net income before tax	1,867	(56)
	6,600	10,695
Unrealized losses on derivatives:
Unrealized holding losses arising during the period before tax	(7,903)	(4,101)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	(384)	(291)
	(7,519)	(3,810)
Unrealized gains (losses) on assets held for sale:
Unrealized holding gains (losses) arising during the period before tax on securities held for sale	—	48
Unrealized holding losses arising during the period before tax on derivatives held for sale	—	(31)
Less reclassification adjustment for ineffectiveness and caplet amortization before tax	—	(80)
	—	97

Other comprehensive income (loss), before tax	(919)	6,982
Tax expense	(236)	1,852
Other comprehensive income (loss), net of tax	(683)	5,130

Comprehensive income	$41,628	$46,647

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Nine Months Ended September 30, 2020 and 2019

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2019	$15,828	$274,785	$245,836	$(1,098)	$535,351
Net income	—	—	11,228	—	11,228
Other comprehensive loss, net of tax	—	—	—	(3,691)	(3,691)
Common cash dividends declared, $0.06 per share	—	—	(942)	—	(942)
Repurchase and cancellation of 100,932 shares of common stock
as a result of a share repurchase program	(101)	(1,844)	(1,835)	—	(3,780)
Issuance of 5,553 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	6	208	—	—	214
Issuance of 31,729 shares of common stock as a result of
stock options exercised	32	274	—	—	306
Stock-based compensation expense	—	641	—	—	641
Restricted stock awards and restricted stock units- 10,300 shares of common stock , net of restricted stock units
withheld for payment for taxes	10	(8)	—	—	2
Exchange of 1,012 shares of common stock in connection
with payroll taxes for restricted stock and in connection
with stock options exercised	(1)	(189)	—	—	(190)
Balance, March 31, 2020	$15,774	$273,867	$254,287	$(4,789)	$539,139
Net income	—	—	13,739	—	13,739
Other comprehensive income, net of tax	—	—	—	3,622	3,622
Common cash dividends declared, $0.06 per share	—	—	(945)	—	(945)
Issuance of 16,413 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	16	462	—	—	478
Issuance of 975 shares of common stock as a result of
stock options exercised	1	9	—	—	10
Stock-based compensation expense	—	423	—	—	423
Exchange of 513 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	—	(446)	—	—	(446)
Balance, June 30, 2020	$15,791	$274,315	$267,081	$(1,167)	$556,020
Net income	—	—	17,344	—	17,344
Other comprehensive loss, net of tax	—	—	—	(614)	(614)
Common cash dividends declared, $0.06 per share	—	—	(945)	—	(945)
Issuance of 6,310 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	6	161	—	—	167
Issuance of 1,123 shares of common stock as a result of
stock options exercised	1	23	—	—	24
Stock-based compensation expense	—	472	—	—	472
Exchange of 5,687 shares of common stock in connection
with payroll taxes for restricted stock and in connection
with stock options exercised	(6)	151	—	—	145
Balance, September 30, 2020	$15,792	$275,122	$283,480	$(1,781)	$572,613

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) - continued

Three and Nine Months Ended September 30, 2020 and 2019

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2018	$15,718	$270,761	$192,203	$(5,544)	$473,138
Net income	—	—	12,918	—	12,918
Other comprehensive income, net of tax	—	—	—	2,344	2,344
Common cash dividends declared, $0.06 per share	—	—	(942)	—	(942)
Issuance of 4,446 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	4	124	—	—	128
Issuance of 25,238 shares of common stock as a result of
stock options exercised	25	263	—	—	288
Stock-based compensation expense	—	722	—	—	722
Restricted stock awards and restricted stock units - 12,719
shares of common stock, net of restricted stock units
withheld for payment of taxes	13	(50)	—	—	(37)
Exchange of 5,169 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	(5)	(147)	—	—	(152)
Balance, March 31, 2019	$15,755	$271,673	$204,179	$(3,200)	$488,407
Net income	—	—	13,504	—	13,504
Other comprehensive income, net of tax	—	—	—	2,242	2,242
Common cash dividends declared, $0.06 per share	—	—	(942)	—	(942)
Issuance of 11,346 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	11	323	—	—	334
Issuance of 2,414 shares of common stock as a result of
stock options exercised	3	41	—	—	44
Stock-based compensation expense	—	719	—	—	719
Restricted stock awards and restricted stock units- 4,769
shares of common stock, net of restricted stock units
withheld for payment of taxes	5	(5)	—	—	—
Exchange of 1,032 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	(1)	(7)	—	—	(8)
Balance, June 30, 2019	$15,773	$272,744	$216,741	$(958)	$504,300
Net income	—	—	15,095	—	15,095
Other comprehensive income, net of tax	—	—	—	544	544
Common cash dividends declared, $0.06 per share	—	—	(944)	—	(944)
Issuance of 5,674 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	6	187	—	—	193
Issuance of 12,438 shares of common stock as a result of
stock options exercised	12	144	—	—	156
Stock-based compensation expense	—	428	—	—	428
Exchange of 589 shares of common stock in connection
with payroll taxes for restricted stock and in connection
with stock options exercised	(1)	(28)	—	—	(29)
Balance, September 30, 2019	$15,790	$273,475	$230,892	$(414)	$519,743

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2020 and 2019

	2020	2019

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,311	$41,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,006	3,889
Provision for loan/lease losses	48,624	6,087
Stock-based compensation expense	1,536	1,869
Deferred compensation expense accrued	2,660	2,087
Losses (gains) on other real estate owned, net	(298)	3,205
Amortization of premiums on securities, net	728	1,339
Caplet amortization	383	—
Securities (gains) losses, net	(1,867)	56
Loans originated for sale	(172,282)	(104,824)
Proceeds on sales of loans	170,362	97,916
Gains on sales of residential real estate loans	(3,218)	(1,748)
Gains on sales of government guaranteed portions of loans	—	(589)
Loss on liability extinguishment, net	2,450	148
Gains on sales of premises and equipment	(13)	(67)
Amortization of intangibles	1,628	1,706
Accretion of acquisition fair value adjustments, net	(2,194)	(3,413)
Increase in cash value of bank-owned life insurance	(1,443)	(1,441)
Loss on sale of subsidiary	305	—
Goodwill impairment	500	—
Increase in other assets	(8,351)	(1,953)
Decrease in other liabilities	43,489	336
Net cash provided by operating activities	$129,316	$46,120

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	9,270	17,098
Net increase in interest-bearing deposits at financial institutions	(154,247)	(57,180)
Proceeds from sales of other real estate owned	4,353	840
Activity in securities portfolio:
Purchases	(255,500)	(28,119)
Calls, maturities and redemptions	38,461	9,074
Paydowns	33,870	36,649
Sales	28,579	33,128
Activity in restricted investment securities:
Purchases	(4,600)	(5,682)
Redemptions	8,843	5,006
Proceeds from the liquidation of bank-owned life insurance	10,999	—
Net increase in loans/leases originated and held for investment	(555,315)	(237,286)
Purchase of premises and equipment	(2,250)	(8,755)
Proceeds from sales of premises and equipment	94	146
Net cash transfered in sale of subsidiary	(349)	—
Net cash (used in) investing activities	$(837,792)	$(235,081)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	731,374	276,960
Net increase (decrease) in short-term borrowings	17,007	(9,091)
Activity in Federal Home Loan Bank advances:
Term advances	125,000	25,000
Calls and maturities	(81,600)	(35,000)
Net change in short-term and overnight advances	(109,300)	(15,965)
Prepayments	(55,274)	(30,228)
Activity in other borrowings:
Calls, maturities and scheduled principal payments	—	(11,937)
Prepayments	—	(46,313)
Paydown of revolving line of credit	—	(9,000)
Prepayments on brokered and public time deposits	29,359	—
Proceeds from subordinated notes	50,000	63,393
Payment of cash dividends on common stock	(2,831)	(2,822)
Proceeds from issuance of common stock, net	1,199	1,143
Repurchase and cancellation of shares	(3,780)	—
Net cash provided by financing activities	$701,154	$206,140

Net increase (decrease) in cash and due from banks	(7,322)	17,179

Cash and due from banks, beginning	76,254	85,523
Cash and due from banks, ending	$68,932	$102,702

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Nine Months Ended September 30, 2020 and 2019

Supplemental disclosure of cash flow information, cash payments (receipts) for:
Interest	$26,920	$45,826
Income/franchise taxes	16,713	(769)

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	(683)	5,130
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	(491)	(189)
Transfers of loans to other real estate owned	51	1,049
Due to broker for purchases of securities	8,550	—
Increase in the fair value of back-to-back interest rate swap assets and liabilities	151,398	80,760
Dividends payable	945	944
Consideration received on sale of the Bates Companies	1,328	—

Supplemental disclosure of cash flow information for sale of the Bates Companies

Assets Sold:
Cash and due from banks	$349	$—
Premises and equipment, net	19	—
Other assets	2,211	—
Total assets sold	$2,579	$—

Liabilities Sold:
Other liabilities	$946	$—
Total liabilities sold	$946	$—

Net assets sold	$1,633	$—

Forgiveness of earn-out consideration	880	—
Note receivable consideration	448	—
Loss on sale of the Bates Companies	$(305)	$—

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

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

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended September 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases
AOCI: Accumulated other comprehensive income (loss)
AFS: Available for sale	HTM: Held to maturity
ASC: Accounting Standards Codification	LRP: Loan Relief Program
ASU: Accounting Standards Update	m2: m2 Lease Funds, LLC
Bates Companies: Bates Financial Advisors, Inc., Bates	MSELF: Main Street Expanded Loan Facility
Financial Services, Inc., Bates Securities, Inc. and	MSNLF: Main Street New Loan Facility
Bates Financial Group, Inc.	NIM: Net interest margin
BOLI: Bank-owned life insurance	NPA: Nonperforming asset
Caps: Interest rate cap derivatives	NPL: Nonperforming loan
CARES Act: Coronavirus Aid, Relief and Economy	OREO: Other real estate owned
Security Act	OTTI: Other-than-temporary impairment
CDI: Core deposit intangible	PCI: Purchased credit impaired
CECL: Current Expected Credit Losses	PPP: Paycheck Protection Program
Community National: Community National Bancorporation	Provision: Provision for loan/lease losses
COVID-19: Coronavirus Disease 2019	QCBT: Quad City Bank & Trust Company
CRBT: Cedar Rapids Bank & Trust Company	RB&T: Rockford Bank & Trust Company
CRE: Commercial real estate	ROAA: Return on Average Assets
CSB: Community State Bank	SBA: U.S. Small Business Administration
C&I: Commercial and industrial	SEC: Securities and Exchange Commission
EPS: Earnings per share	SFCB: Springfield First Community Bank
Exchange Act: Securities Exchange Act of 1934, as	Springfield Bancshares: Springfield Bancshares, Inc.
amended	TA: Tangible assets
FASB: Financial Accounting Standards Board	TCE: Tangible common equity
FDIC: Federal Deposit Insurance Corporation	TDRs: Troubled debt restructurings
FHLB: Federal Home Loan Bank	TEY: Tax equivalent yield
FRB: Federal Reserve Bank of Chicago	The Company: QCR Holdings, Inc.
GAAP: Generally Accepted Accounting Principles	USDA: U.S. Department of Agriculture

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries which include the accounts of four commercial banks:  QCBT, CRBT, CSB and SFCB. All are state-chartered commercial banks and all are members of the Federal Reserve system. The Company engages in direct financing lease contracts through m2, a wholly-owned subsidiary of QCBT. All material intercompany transactions and balances have been eliminated in consolidation.

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

On August 12, 2020, the Company sold of all the issued and outstanding capital stock of the Bates Companies, wholly-owned subsidiaries of the Company.  See Note 10 to the Consolidated Financial Statements for additional information about the sale.

Recent accounting developments: In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses.  Under the standard, assets measured at amortized cost (including loans, leases and AFS securities) will be presented at the net amount expected to be collected.  Rather than the “incurred” model that is currently being utilized, the standard will require the use of a forward-looking approach to recognizing all expected credit losses at the beginning of an asset’s life.  For public companies, ASU 2016-13 became effective for fiscal years beginning after December 15, 2019, including items periods within those fiscal years. On March 27, 2020, the CARES Act, a stimulus package designed in response to the economic disruption created by COVID-19, was signed into law.  The CARES Act includes provisions that, if elected,  temporarily delay the required implementation date of ASU 2016-13.  Section 4014 of the CARES Act stipulates that no insured depository institution, bank holding company, or affiliate will be required to comply with ASU 2016-13, beginning on the date of CARES Act’s enactment and continuing until the earlier of: (1) the date on which the national emergency related to the COVID-19 outbreak is terminated or (2) December 31, 2020.  The Company has elected to defer its implementation of ASU 2016-13 as allowed by the CARES Act. The Company has developed a CECL allowance model which calculates allowances over the life of a loan and is largely driven by portfolio characteristics, risk-grading, economic outlook, and other key methodology assumptions.  Those assumptions are based upon the existing probability of default and loss given default framework.  The Company will utilize economic and other forecasts over a four quarter reasonable and supportable forecast period and then fully revert back to average historical losses.  The Company’s credit administration team will periodically refine the model as needed and is running parallel calculations. The Company anticipates increases in the allowance for credit losses on longer dated portfolios and decreases in the shorter dated portfolios.  The Company estimates an increase in the allowance for estimated losses on loans/leases in the range of $3 million to $8 million upon adoption of CECL at both January 1, 2020 and September 30, 2020. The Company continues to work on the process of finalizing the review of the most recent model run and of finalizing certain assumptions, including qualitative adjustments and economic forecasts, which have resulted in adjustments to previous estimates.

Risks and Uncertainties: On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic.  Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. On March 27, 2020, the CARES Act was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic.  The Company currently expects that the COVID-19 pandemic will have a significant impact on its business.  In particular, the Company anticipates that a significant portion of the subsidiary banks’ borrowers in the hotel, restaurant, arts/entertainment/recreation and retail industries will continue to endure significant economic distress, and some borrowers’ ability and willingness to repay existing indebtedness have been adversely impacted.  Therefore, the value of certain collateral pledged to the banks have been adversely impacted.  These developments, together with economic conditions generally, have impacted and are expected to continue to impact the Company’s commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, the Company’s equipment leasing business and loan portfolio, the Company’s consumer loan business and loan portfolio, and the value of certain collateral securing the Company’s loans.  As a result, the Company anticipates that its asset quality and results of operations have been adversely affected, as described in further detail in this report.

In light of the economic impact that COVID-19 has had on the Company, management concluded that factors such as the decline in macroeconomic conditions led to the occurrence of a triggering event during the first quarter of 2020. Therefore an interim impairment test over goodwill was performed as of March 31, 2020.  When such an assessment is performed, if the Company conclude that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.  Such a charge would have no impact on tangible capital or regulatory capital.  Based upon the results of the interim goodwill assessment during the first quarter of 2020, the Company concluded that an impairment did not exist on the bank reporting units as of the time of the assessment.  There was no occurrence of a triggering event during the second or third quarter of 2020; therefore no impairment test over goodwill was required.

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of September 30, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	(dollars in thousands)
September 30, 2020:
Securities HTM:
Municipal securities	$433,842	$26,292	$(984)	$459,150
Other securities	1,050	—	(1)	1,049
	$434,892	$26,292	$(985)	$460,199

Securities AFS:
U.S. govt. sponsored agency securities	$17,791	$667	$(21)	$18,437
Residential mortgage-backed and related securities	128,281	6,158	(292)	134,147
Municipal securities	132,545	3,497	(809)	135,233
Asset-backed securities	39,696	1,108	(139)	40,665
Other securities	18,550	164	—	18,714
	$336,863	$11,594	$(1,261)	$347,196

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2019:
Securities HTM:
Municipal securities	$399,596	$26,042	$(143)	$425,495
Other securities	1,050	—	—	1,050
	$400,646	$26,042	$(143)	$426,545

Securities AFS:
U.S. govt. sponsored agency securities	$19,872	$283	$(77)	$20,078
Residential mortgage-backed and related securities	118,724	2,045	(182)	120,587
Municipal securities	46,659	1,602	(4)	48,257
Asset-backed securities	16,958	—	(71)	16,887
Other securities	4,749	138	(1)	4,886
	$206,962	$4,068	$(335)	$210,695

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2020 and December 31, 2019, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
September 30, 2020:
Securities HTM:
Municipal securities	$33,252	$(984)	$—	$—	$33,252	$(984)
Other securities	1,049	(1)	—	—	1,049	(1)
	$34,301	$(985)	$—	$—	$34,301	$(985)

Securities AFS:
U.S. govt. sponsored agency securities	$3,243	$(21)	$—	$—	$3,243	$(21)
Residential mortgage-backed and related securities	31,124	(292)	—	—	31,124	(292)
Municipal securities	27,277	(809)	—	—	27,277	(809)
Asset-backed securities	16,796	(139)	—	—	16,796	(139)
Other securities	—	—	—	—	—	—
	$78,440	$(1,261)	$—	$—	$78,440	$(1,261)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2019:
Securities HTM:
Municipal securities	$509	$(1)	$10,047	$(142)	$10,556	$(143)
Other securities	550	—	—	—	550	—
	$1,059	$(1)	$10,047	$(142)	$11,106	$(143)
Securities AFS:
U.S. govt. sponsored agency securities	$1,431	$(21)	$2,117	$(56)	$3,548	$(77)
Residential mortgage-backed and related securities	2,263	(17)	17,862	(165)	20,125	(182)
Municipal securities	—	—	724	(4)	724	(4)
Asset-backed securities	16,886	(71)	—	—	16,886	(71)
Other securities	249	(1)	—	—	249	(1)
	$20,829	$(110)	$20,703	$(225)	$41,532	$(335)

At September 30, 2020, the investment portfolio included 647 securities. Of this number, 73 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 0.3% of the total amortized cost of the portfolio. Of these 73 securities, there were no securities that had an unrealized loss for twelve months or more. Asset-backed securities are comprised of collateralized loan obligations, which are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At September 30, 2020, the Company only owned collateralized loan obligations that were AAA rated. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.

The Company did not recognize OTTI on any investment securities for the three or nine months ended September 30, 2020 and 2019.

All sales of securities for the three and nine months ended September 30, 2020 and 2019 were securities identified as AFS.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

	(dollars in thousands)

Proceeds from sales of securities	$22,252	$23,364	$28,579	$28,025
Gross gains from sales of securities	1,802	143	1,936	150
Gross losses from sales of securities	—	(146)	(69)	(206)

The amortized cost and fair value of securities as of September 30, 2020 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$3,509	$3,525
Due after one year through five years	32,354	32,909
Due after five years	399,029	423,765
	$434,892	$460,199
Securities AFS:
Due in one year or less	$7,795	$7,810
Due after one year through five years	14,010	14,423
Due after five years	147,081	150,151
	168,886	172,384
Residential mortgage-backed and related securities	128,281	134,147
Asset-backed securities	39,696	40,665
	$336,863	$347,196

Portions of the U.S. government sponsored agency securities, municipal securities and other securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity. These callable securities are summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$204	$203

Securities AFS:
Municipal securities	118,030	120,371
Other securities	4,500	4,664
	$122,530	$125,035

As of September 30, 2020, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 114 issuers with fair values totaling $110.3 million and revenue bonds issued by 182 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $484.1 million. The Company also held investments in general obligation bonds in 21 states, including nine states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 24 states, including 13 states in which the aggregate fair value exceeded $5.0 million.

As of December 31, 2019, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 93 issuers with fair values totaling $77.2 million and revenue bonds issued by 154 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $396.6 million. The Company also held investments in general obligation bonds in 22 states, including six states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 17 states, including nine states in which the aggregate fair value exceeded $5.0 million.

Both general obligation and revenue bonds are diversified across many issuers. As of September 30, 2020 the Company did not hold any revenue bonds of one single issuer of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. As of December 31, 2019, the Company held revenue bonds of one single issuer, located in Ohio, of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. The issuer’s financial condition is strong and the source of repayment is diversified. The Company monitors the investment and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of September 30, 2020, all were within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of September 30, 2020, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of September 30, 2020 and December 31, 2019 is presented as follows:

	2020	2019

	(dollars in thousands)

C&I loans*	$1,823,049	$1,507,825
CRE loans
Owner-occupied CRE	486,254	443,989
Commercial construction, land development, and other land	503,086	378,797
Other non owner-occupied CRE	1,010,375	913,610
	1,999,715	1,736,396

Direct financing leases **	73,011	87,869
Residential real estate loans ***	245,032	239,904
Installment and other consumer loans	102,471	109,352
	4,243,278	3,681,346
Plus deferred loan/lease origination costs, net of fees	4,699	8,859
	4,247,977	3,690,205
Less allowance	(79,582)	(36,001)
	$4,168,395	$3,654,204
** Direct financing leases:
Net minimum lease payments to be received	$80,560	$97,025
Estimated unguaranteed residual values of leased assets	616	547
Unearned lease/residual income	(8,165)	(9,703)
	73,011	87,869
Plus deferred lease origination costs, net of fees	1,270	1,892
	74,281	89,761
Less allowance	(1,902)	(1,464)
	$72,379	$88,297

*     Includes equipment financing agreements outstanding at m2, totaling $162.1 million and $142.0 million as of September 30, 2020 and December 31, 2019, respectively.

**   Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors, which is combined with management's expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The majority of leases with residual values contain a lease options rider, which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal.

*** Includes residential real estate loans held for sale totaling $8.8 million and $3.7 million as of September 30, 2020 and December 31, 2019, respectively.

Changes in accretable yield for acquired loans were as follows:

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total

	(dollars in thousands)

Balance at the beginning of the period	$(58)	$(4,935)	$(4,993)	$(57)	$(6,378)	$(6,435)
Reclassification of nonaccretable discount to accretable	—	—	—	(30)	—	(30)
Accretion recognized	1	941	942	30	2,384	2,414
Balance at the end of the period	$(57)	$(3,994)	$(4,051)	$(57)	$(3,994)	$(4,051)

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total

	(dollars in thousands)

Balance at the beginning of the period	$(151)	$(8,489)	$(8,640)	$(667)	$(10,127)	$(10,794)
Reclassification of nonaccretable discount to accretable	—	—	—	(159)	—	(159)
Accretion recognized	94	1,344	1,438	769	2,982	3,751
Balance at the end of the period	$(57)	$(7,145)	$(7,202)	$(57)	$(7,145)	$(7,202)

The aging of the loan/lease portfolio by classes of loans/leases as of September 30, 2020 and December 31, 2019 is presented as follows:

	As of September 30, 2020
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I	$1,816,454	$1,275	$339	$—	$4,981	$1,823,049
CRE
Owner-Occupied CRE	485,950	—	—	—	304	486,254
Commercial Construction, Land Development, and Other Land	503,086	—	—	—	—	503,086
Other Non Owner-Occupied CRE	999,369	378	—	—	10,628	1,010,375
Direct Financing Leases	71,692	619	51	—	649	73,011
Residential Real Estate	243,646	—	512	60	814	245,032
Installment and Other Consumer	102,107	34	83	26	221	102,471
	$4,222,304	$2,306	$985	$86	$17,597	$4,243,278

As a percentage of total loan/lease portfolio	99.52%	0.05%	0.02%	0.00%	0.41%	100.00%

	As of December 31, 2019
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I	$1,499,891	$6,126	$572	$—	$1,236	$1,507,825
CRE
Owner-Occupied CRE	443,707	177	71	—	34	443,989
Commercial Construction, Land Development, and Other Land	375,940	2,857	—	—	—	378,797
Other Non Owner-Occupied CRE	909,684	73	—	—	3,853	913,610
Direct Financing Leases	85,636	463	253	—	1,517	87,869
Residential Real Estate	235,845	2,939	414	—	706	239,904
Installment and Other Consumer	108,750	3	10	33	556	109,352
	$3,659,453	$12,638	$1,320	$33	$7,902	$3,681,346

As a percentage of total loan/lease portfolio	99.41%	0.34%	0.04%	0.00%	0.21%	100.00%

NPLs by classes of loans/leases as of September 30, 2020 and December 31, 2019 are presented as follows:

	As of September 30, 2020
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More	Loans/Leases **	Accruing TDRs	Total NPLs	Total NPLs

	(dollars in thousands)

C&I	$—	$4,981	$828	$5,809	30.99%
CRE
Owner-Occupied CRE	—	304	—	304	1.62%
Commercial Construction, Land Development, and Other Land	—	—	—	—	-%
Other Non Owner-Occupied CRE	—	10,628	—	10,628	56.70%
Direct Financing Leases	—	649	233	882	4.71%
Residential Real Estate	60	814	—	874	4.66%
Installment and Other Consumer	26	221	—	247	1.32%
	$86	$17,597	$1,061	$18,744	100.00%

**   Nonaccrual loans/leases included $204 thousand of TDRs, including $48 thousand in commercial and industrial loans, $50 in commercial real estate loans, and $106 thousand in installment loans.

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

Changes in the allowance by portfolio segment for the three and nine months ended September 30, 2020 and 2019, respectively, are presented as follows:

	Three Months Ended September 30, 2020
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Balance, beginning	$25,748	$29,123	$1,639	$3,010	$1,307	$60,827
Provisions charged to expense	9,008	10,428	608	253	45	20,342
Loans/leases charged off	(1,079)	(362)	(358)	—	(20)	(1,819)
Recoveries on loans/leases previously charged off	150	64	13	—	5	232
Balance, ending	$33,827	$39,253	$1,902	$3,263	$1,337	$79,582

	Three Months Ended September 30, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Balance, beginning	$18,248	$17,363	$1,459	$2,582	$1,452	$41,104
Reclassification of allowance related to held for sale assets	(2,814)	(2,392)	—	(628)	(288)	(6,122)
Provisions (credits) charged to expense*	998	220	80	241	45	1,584
Loans/leases charged off	(349)	—	(351)	(37)	(4)	(741)
Recoveries on loans/leases previously charged off	68	100	114	—	9	291
Balance, ending	$16,151	$15,291	$1,302	$2,158	$1,214	$36,116

	Nine Months Ended September 30, 2020
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Balance, beginning	$16,072	$15,379	$1,464	$1,948	$1,138	$36,001
Provisions charged to expense	20,564	24,609	1,890	1,286	275	48,624
Loans/leases charged off	(3,058)	(873)	(1,554)	—	(119)	(5,604)
Recoveries on loans/leases previously charged off	249	138	102	29	43	561
Balance, ending	$33,827	$39,253	$1,902	$3,263	$1,337	$79,582

	Nine Months Ended September 30, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Balance, beginning	$16,420	$17,719	$1,792	$2,557	$1,359	$39,847
Reclassification of allowance related to held for sale assets	(2,814)	(2,392)	—	(628)	(288)	(6,122)
Provisions (credits) charged to expense*	3,120	1,168	856	309	206	5,659
Loans/leases charged off	(876)	(1,369)	(1,501)	(109)	(99)	(3,953)
Recoveries on loans/leases previously charged off	300	164	155	31	36	685
Balance, ending	$16,151	$15,291	$1,302	$2,158	$1,214	$36,116

*Excludes provision related to loans included in assets held for sale of $428 thousand for the three and nine months ended September 30, 2019.

The allowance by impairment evaluation and by portfolio segment as of September 30, 2020 and December 31, 2019 is presented as follows:

	As of September 30, 2020
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Allowance for impaired loans/leases	$—	$3,210	$—	$21	$75	$3,306
Allowance for nonimpaired loans/leases	33,827	36,043	1,902	3,242	1,262	76,276
	$33,827	$39,253	$1,902	$3,263	$1,337	$79,582

Impaired loans/leases	$2,004	$14,669	$944	$766	$221	$18,604
Nonimpaired loans/leases	1,821,045	1,985,046	72,067	244,266	102,250	4,224,674
	$1,823,049	$1,999,715	$73,011	$245,032	$102,471	$4,243,278

Allowance as a percentage of impaired loans/leases	—%	21.88%	—%	2.74%	33.94%	17.77%
Allowance as a percentage of nonimpaired loans/leases	1.86%	1.82%	2.64%	1.33%	1.23%	1.81%
Total allowance as a percentage of total loans/leases	1.86%	1.96%	2.61%	1.33%	1.30%	1.88%

	As of December 31, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Allowance for impaired loans/leases	$170	$125	$270	$15	$80	$660
Allowance for nonimpaired loans/leases	15,902	15,254	1,194	1,933	1,058	35,341
	$16,072	$15,379	$1,464	$1,948	$1,138	$36,001

Impaired loans/leases	$1,846	$3,585	$2,025	$649	$556	$8,661
Nonimpaired loans/leases	1,505,979	1,732,811	85,844	239,255	108,796	3,672,685
	$1,507,825	$1,736,396	$87,869	$239,904	$109,352	$3,681,346

Allowance as a percentage of impaired loans/leases	9.21%	3.49%	13.33%	2.31%	14.41%	7.62%
Allowance as a percentage of nonimpaired loans/leases	1.06%	0.88%	1.39%	0.81%	0.97%	0.96%
Total allowance as a percentage of total loans/leases	1.07%	0.89%	1.67%	0.81%	1.04%	0.98%

Information for impaired loans/leases is presented in the tables below.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease.  The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the nine months ended September 30, 2020 are presented as follows:

	Nine Months Ended September 30, 2020

						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received
	(dollars in thousands)

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$2,004	$2,114	$—	$1,418	$35	$35
CRE
Owner-Occupied CRE	287	528	—	146	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	1,336	1,336	—	334	22	22
Direct Financing Leases	944	944	—	792	16	16
Residential Real Estate	507	507	—	416	—	—
Installment and Other Consumer	146	146	—	119	—	—
	$5,224	$5,575	$—	$3,225	$73	$73

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$—	$—	$—	$—	$—	$—
CRE
Owner-Occupied CRE	—	—	—	—	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	13,046	13,046	3,210	7,228	—	—
Direct Financing Leases	—	—	—	—	—	—
Residential Real Estate	259	259	21	220	—	—
Installment and Other Consumer	75	75	75	69	—	—
	$13,380	$13,380	$3,306	$7,517	$—	$—

Total Impaired Loans/Leases:
C&I	$2,004	$2,114	$—	$1,418	$35	$35
CRE
Owner-Occupied CRE	287	528	—	146	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	14,382	14,382	3,210	7,562	22	22
Direct Financing Leases	944	944	—	792	16	16
Residential Real Estate	766	766	21	636	—	—
Installment and Other Consumer	221	221	75	188	—	—
	$18,604	$18,955	$3,306	$10,742	$73	$73

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended September 30, 2020 and 2019 are presented as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
			Interest Income			Interest Income
	Average		Recognized for	Average		Recognized for
	Recorded	Interest Income	Cash Payments	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Recognized	Received	Investment	Recognized	Received

	(dollars in thousands)

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,825	$11	$11	$1,433	$6	$6
CRE
Owner-Occupied CRE	292	—	—	42	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	668	7	7	739	7	7
Direct Financing Leases	953	6	6	1,359	6	6
Residential Real Estate	512	—	—	540	—	—
Installment and Other Consumer	146	—	—	543	—	—
	$4,396	$24	$24	$4,656	$19	$19

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$—	$—	$—	$141	$—	$—
CRE
Owner-Occupied CRE	—	—	—	123	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	9,757	—	—	3,254	—	—
Direct Financing Leases	—	—	—	120	—	—
Residential Real Estate	260	—	—	390	—	—
Installment and Other Consumer	77	—	—	84	—	—
	$10,094	$—	$—	$4,112	$—	$—

Total Impaired Loans/Leases:
C&I	$1,825	$11	$11	$1,574	$6	$6
CRE
Owner-Occupied CRE	292	—	—	165	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	10,425	7	7	3,993	7	7
Direct Financing Leases	953	6	6	1,479	6	6
Residential Real Estate	772	—	—	930	—	—
Installment and Other Consumer	223	—	—	627	—	—
	$14,490	$24	$24	$8,768	$19	$19

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
		CRE
			Non-Owner Occupied
			Commercial
			Construction,
			Land
		Owner-Occupied	Development,			As a % of
Internally Assigned Risk Rating	C&I	CRE	and Other Land	Other CRE	Total	Total

	(dollars in thousands)

Pass (Ratings 1 through 5)	$1,610,503	$478,852	$491,928	$929,398	$3,510,681	95.91%
Special Mention (Rating 6)	25,547	2,211	680	51,149	79,587	2.17%
Substandard (Rating 7)	24,912	5,191	10,478	29,828	70,409	1.92%
Doubtful (Rating 8)	—	—	—	—	—	—%
	$1,660,962	$486,254	$503,086	$1,010,375	$3,660,677	100.00%

	As of September 30, 2020
		Direct Financing	Residential Real	Installment and		As a % of
Delinquency Status *	C&I	Leases	Estate	Other Consumer	Total	Total

	(dollars in thousands)

Performing	$162,043	$72,129	$244,157	$102,224	$580,553	99.65%
Nonperforming	44	882	875	247	2,048	0.35%
	$162,087	$73,011	$245,032	$102,471	$582,601	100.00%

	As of December 31, 2019
		CRE
			Non-Owner Occupied
			Commercial
			Construction,
			Land
		Owner-Occupied	Development,			As a % of
Internally Assigned Risk Rating	C&I	CRE	and Other Land	Other CRE	Total	Total

	(dollars in thousands)

Pass (Ratings 1 through 5)	$1,334,446	$439,418	$378,572	$896,206	$3,048,642	98.27%
Special Mention (Rating 6)	12,962	3,044	41	3,905	19,952	0.65%
Substandard (Rating 7)	18,439	1,527	184	13,499	33,649	1.08%
Doubtful (Rating 8)	—	—	—	—	—	—%
	$1,365,847	$443,989	$378,797	$913,610	$3,102,243	100.00%

	As of December 31, 2019
		Direct Financing	Residential Real	Installment and		As a % of
Delinquency Status *	C&I	Leases	Estate	Other Consumer	Total	Total

	(dollars in thousands)

Performing	$140,992	$86,019	$239,198	$108,763	$574,972	99.29%
Nonperforming	986	1,850	706	589	4,131	0.71%
	$141,978	$87,869	$239,904	$109,352	$579,103	100.00%

*     Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing TDRs.

As of September 30, 2020 and December 31, 2019, TDRs totaled $1.3 million and $1.7 million, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three and nine months ended September 30, 2020 and 2019. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended September 30, 2020				For the three months ended September 30, 2019
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number of	Recorded	Recorded	Specific	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance	Loans / Leases	Investment	Investment	Allowance

	(dollars in thousands)
CONCESSION - Significant Payment Delay
C&I	3	$197	$197	$—	—	$—	$—	$—
Direct Financing Leases	—	—	—	—	3	116	116	—
	3	$197	$197	$—	3	$116	$116	$—

CONCESSION - Extension of Maturity
Installment and Other Consumer	—	—	—	—	1	$56	$56	$56
	—	$—	$—	$—	1	$56	$56	$56

TOTAL	3	$197	$197	$—	4	$172	$172	$56

	For the nine months ended September 30, 2020				For the nine months ended September 30, 2019
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number of	Recorded	Recorded	Specific	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance	Loans / Leases	Investment	Investment	Allowance

	(dollars in thousands)
CONCESSION - Significant Payment Delay
C & I	5	$308	$308	$—	1	$19	$19	$—
Direct Financing Leases	3	145	145	—	6	219	219	20
	8	$453	$453	$—	7	$238	$238	$20

CONCESSION - Forgiveness of Principal
C & I	—	$—	$—	$—	1	587	537	—
	—	$—	$—	$—	1	$587	$537	$—

CONCESSION - Extension of Maturity
Installment and Other Consumer	—	$—	$—	$—	1	56	56	56
	—	$—	$—	$—	1	$56	$56	$56

TOTAL	8	$453	$453	$—	9	$881	$831	$76

Of the loans restructured during the nine months ended September 30, 2020, none were on nonaccrual.  Of the loans restructured during the nine months ended September 30, 2019, three with post-modification recorded balances of $121 thousand were on nonaccrual.

For the three months ended September 30, 2020, one of the Company's TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. This TDR was a lease restructured in the fourth quarter of 2019 with pre-modification balances totaling $32 thousand.  For the nine months ended September 30, 2020, three of the Company's TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. These TDRs included the TDR that defaulted in the third quarter of 2020 as well as a lease that was restructured in the fourth quarter of 2019 with pre-modification balance of $55 thousand and a commercial loan that that was restructured in the fourth quarter of 2019 with a pre-modification balance of $48 thousand.

For the nine months ended September 30, 2019, two of the Company's TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.  These TDRs were related to one customer whose leases were restructured in the first quarter of 2019 with pre-modification balances totaling $66 thousand.

Not included in the table above are 10 TDRs that were restructured and charged off for the nine months ended September 30, 2020, totaling $482 thousand. The Company had three TDRs that were restructured and charged off for the three months ended September 30, 2020, totaling $128 thousand The Company had three TDRs that were restructured and charged off for the nine months ended September 30, 2019, totaling $108 thousand.

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

In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. To be eligible, the modification must be related to COVID-19, the existing loan could not be more than 30 days past due as of December 31, 2019 and the modification must be executed between March 1, 2020 and the earlier of 60 days after the termination of the National Emergency or December 31, 2020. If a modification does not meet the criteria of the CARES Act, a deferral can still be excluded from TDR treatment as long as the modifications meet the banking regulatory criteria discussed in the preceding paragraph.

The Company implemented its LRP offering to extend qualifying customers’ payments for 90 days.  Since implementing the program, the Company has provided 1,498 bank modifications of loans to commercial and consumer clients totaling $522 million and 953 m2 modifications of loans and leases totaling $53 million for a combined 2,451 modifications totaling $575 million, representing 13.53% of the total loan and lease portfolio.  As of September 30, 2020, the majority of customers have resumed regularly scheduled payments with only 238 total loans/leases representing $83 million, or 1.95% of total loans/leases, receiving a second deferral under the LRP.

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

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	September 30, 2020	December 31, 2019
(dollars in thousands)

Deposits	1/1/2020	1/1/2023	Other Assets	$25,000	1.75%	$6	$112
Deposits	1/1/2020	1/1/2023	Other Assets	50,000	1.57	11	218
Deposits	1/1/2020	1/1/2023	Other Assets	25,000	1.90	5	96
Deposits	1/1/2020	1/1/2023	Other Assets	25,000	1.80	6	109
Deposits	1/1/2020	1/1/2024	Other Assets	25,000	1.75	17	214
Deposits	1/1/2020	1/1/2024	Other Assets	50,000	1.57	35	401
Deposits	2/1/2020	2/1/2024	Other Assets	25,000	1.90	17	202
Deposits	1/1/2020	1/1/2024	Other Assets	25,000	1.80	17	201
Deposits	1/1/2020	1/1/2025	Other Assets	25,000	1.75	37	337
Deposits	1/1/2020	1/1/2025	Other Assets	50,000	1.57	75	617
Deposits	3/1/2020	3/1/2025	Other Assets	25,000	1.90	40	332
Deposits	1/1/2020	1/1/2025	Other Assets	25,000	1.80	38	309
				$375,000		$304	$3,148

The Company has entered into interest rate swaps to hedge against the risk of rising rates on its rolling fixed rate short-term FHLB advances or brokered CDs and its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	September 30, 2020	December 31, 2019
(dollars in thousands)
CRBT - FHLB Advances or Brokered CDs	3/16/2020	3/16/2023	Derivatives - Liabilities	$30,000	0.23%	1.12%	$(660)	$-
SFCB - FHLB Advances or Brokered CDs	3/16/2020	3/16/2023	Derivatives - Liabilities	10,000	0.24%	0.95%	(181)	-
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Liabilities	10,000	3.07%	5.85%	(1,963)	(971)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Liabilities	8,000	3.07%	5.85%	(1,570)	(777)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Liabilities	10,000	1.83%	4.54%	(1,909)	(944)
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Liabilities	3,000	2.40%	5.17%	(587)	(291)
Community National Statutory Trust III	9/15//2018	9/15/2028	Derivatives - Liabilities	3,500	2.00%	4.75%	(684)	(339)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Liabilities	4,500	2.00%	4.75%	(879)	(436)
				$79,000	1.34%	5.24%	$(8,433)	$(3,758)

Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent that they are included in the assessment of effectiveness, are recorded as a component of AOCI.

The Company has also entered into interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an equal and offsetting interest rate swap with a third party financial institution counterparty. Additionally, the Company receives an upfront fee from the financial institution counterparty, dependent upon the pricing that is recognized upon receipt from the financial institution counterparty.  Because the Company acts as an intermediary for the customer, changes in the fair value of the underlying derivative contracts, for the most part, offset each other and do not significantly impact the Company’s results of operations.

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	September 30, 2020		December 31, 2019
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$1,435,379	$236,077	$787,221	$84,679
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$1,435,379	$236,077	$787,221	$84,679

Swap fee income totaled $26.7 million and $9.8 million for the three months ended September 30, 2020 and 2019, respectively. Swap fee income totaled $53.4 million and $20.9 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	September 30, 2020	December 31, 2019

	(dollars in thousands)

Cash	$81,373	$10,990
U.S govt. sponsored agency securities	3,650	3,541
Municipal securities	50,730	68,089
Residential mortgage-backed and related securities	105,631	27,027
	$241,384	$109,647

The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements.  The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information.  Additionally, the Company enters into interest rate derivatives only with primary and highly rated counterparties, and uses ISDA master agreements,  central clearing mechanisms and counterparty limits.  The ISDA master agreements contain bilateral collateral agreements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps.  The Company manages the risk of default by its borrower/customer counterparties through its normal loan underwriting and credit monitoring policies and procedures.  Specifically, the underwriting considers collateral value, including the excess collateral over the loan value and swap exposure, and debt service capacity for the underlying loan as well as the exposure from the interest rate swap.  Ongoing credit monitoring policies and procedures are current.  As of September 30, 2020, the Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

NOTE 5 – SUBORDINATED NOTES

On September 14, 2020, the Company completed a private offering of $50.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on September 15, 2030. The subordinated notes, which qualify as Tier 2 capital for the Company, will bear interest at a fixed rate of 5.125% per year, from and including September 14, 2020 to, but excluding September 15, 2025 or earlier redemption.  From and including September 15, 2025 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate, which is expected to be the then three-month Term SOFR, plus 500 basis points.  Interest on the subordinated notes is payable quarterly, commencing on December 15, 2020.  The notes are redeemable, in whole or in part, at any time upon the occurrence of certain events.  The subordinated notes may be redeemed at the Company’s option, in whole or in part, on any interest payment date on or after September 15, 2025, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

The details of the Company’s subordinated notes are as follows:

	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
	as of September 30, 2020	as of September 30, 2020	as of December 31, 2019	as of December 31, 2019	Maturity Date
	(dollars in thousands)

Subordinated debenture dated 9/14/20	$50,000	5.125%	$-	—%	9/15/2030
Subordinated debenture dated 2/1/19	65,000	5.375%	65,000	5.375%	9/15/2030
Subordinated debenture dated 4/30/16*	2,000	4.00%	2,000	4.00%	4/30/2026
Subordinated debenture dated 9/15/16*	3,000	4.00%	3,000	4.00%	9/15/2026
Debt issuance costs	(1,423)		(1,606)
Total Subordinated Debentures	$118,577		$68,394

*Assumed in acquisition of SFCB

NOTE 6 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands, except share data)

Net income	$17,344	$15,095	$42,311	$41,517

Basic EPS	$1.10	$0.96	$2.68	$2.64
Diluted EPS	$1.09	$0.94	$2.65	$2.60

Weighted average common shares outstanding	15,767,152	15,739,430	15,770,335	15,715,788
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	156,426	237,312	175,497	230,232
Weighted average common and common equivalent shares outstanding	15,923,578	15,976,742	15,945,832	15,946,020

NOTE 7 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at September 30, 2020 and December 31, 2019:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
September 30, 2020:
Securities AFS:
U.S. govt. sponsored agency securities	$18,437	$—	$18,437	$—
Residential mortgage-backed and related securities	134,147	—	134,147	—
Municipal securities	135,233	—	135,233	—
Asset-backed securities	40,665	—	40,665	—
Other securities	18,714	—	18,714	—
Derivatives	236,381	—	236,381	—
Total assets measured at fair value	$583,577	$—	$583,577	$—

Derivatives	$244,510	$—	$244,510	$—
Total liabilities measured at fair value	$244,510	$—	$244,510	$—

December 31, 2019:
Securities AFS:
U.S. govt. sponsored agency securities	$20,078	$—	$20,078	$—
Residential mortgage-backed and related securities	120,587	—	120,587	—
Municipal securities	48,257	—	48,257	—
Asset-backed securities	16,887	—	16,887	—
Other securities	4,886	—	4,886	—
Derivatives	87,827	—	87,827	—
Total assets measured at fair value	$298,522	$—	$298,522	$—

Derivatives	$88,437	$—	$88,437	$—
Total liabilities measured at fair value	$88,437	$—	$88,437	$—

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

Assets measured at fair value on a non-recurring basis comprise the following at September 30, 2020 and December 31, 2019:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)
September 30, 2020:
Impaired loans/leases	$11,226	$—	$—	$11,226
OREO	135	—	—	135
	$11,361	$—	$—	$11,361

December 31, 2019:
Impaired loans/leases	$3,394	$—	$—	$3,394
OREO	4,459	—	—	4,459
	$7,853	$—	$—	$7,853

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	September 30,	December 31,
	2020	2019	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Impaired loans/leases	$11,226	$3,394	Appraisal of collateral	Appraisal adjustments	(10.00)%	to	(30.00)%
OREO	135	4,459	Appraisal of collateral	Appraisal adjustments	0.00%	to	(35.00)%

For the impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three and nine months ended September 30, 2020 and 2019.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of September 30, 2020		As of December 31, 2019
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$68,932	$68,932	$76,254	$76,254
Federal funds sold	Level 2	530	530	9,800	9,800
Interest-bearing deposits at financial institutions	Level 2	302,138	302,138	147,891	147,891
Investment securities:
HTM	Level 2	434,892	460,199	400,646	426,545
AFS	*	347,196	347,196	210,695	210,695
Loans/leases receivable, net	Level 3	10,394	11,226	3,143	3,394
Loans/leases receivable, net	Level 2	4,158,001	4,142,232	3,651,061	3,606,520
Derivatives	Level 2	236,381	236,381	87,827	87,827

Deposits:
Nonmaturity deposits	Level 2	4,116,250	4,116,250	3,184,726	3,184,726
Time deposits	Level 2	556,018	562,068	726,325	742,444
Short-term borrowings	Level 2	30,430	30,430	13,423	13,423
FHLB advances	Level 2	40,000	40,182	159,300	159,193
Subordinated notes	Level 2	118,577	118,724	68,394	68,563
Junior subordinated debentures	Level 2	37,955	30,487	37,838	30,477
Derivatives	Level 2	244,510	244,510	88,437	88,437

*See previous table in Note 2.

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

The Company's primary segment, Commercial Banking, is geographically divided by markets into the secondary segments comprised of the four subsidiary banks wholly owned by the Company: QCBT, CRBT, CSB, and SFCB. Each of these secondary segments offers similar products and services, but is managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

The Company's Wealth Management segment represents the trust, asset management, investment management and advisory services offered at the Company's subsidiary banks and the Bates Companies in aggregate. The Bates Companies were sold on August 12, 2020 and the business segment information below reflects the activity of the Bates Companies through this date. This segment generates income primarily from fees charged based on assets under administration for corporate and personal trusts, custodial services, and investments managed. No assets of the subsidiary banks have been allocated to the Wealth Management segment.

The Company's All Other segment includes the corporate operations of the parent and operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds.  The financial results for RB&T prior to the sale of the majority of its assets and liabilities at November 30, 2019 are also included in the Company’s All Other Segment.

Selected financial information on the Company's business segments is presented as follows as of and for the three and nine months ended September 30, 2020 and 2019.

	Commercial Banking				Wealth		Intercompany	Consolidated
	QCBT	CRBT	CSB	SFCB	Management	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended September 30, 2020
Total revenue	$20,856	$43,331	$11,033	$10,266	$3,545	$21,657	$(21,839)	$88,849
Net interest income	16,648	14,432	8,593	6,159	—	(1,531)	280	44,581
Provision for loan/lease losses	7,861	8,878	2,493	1,110	—	—	—	20,342
Net income (loss) from continuing operations	2,455	13,221	1,867	2,869	1,053	17,362	(21,483)	17,344
Goodwill	3,223	14,980	9,888	45,975	—	—	—	74,066
Intangibles	—	2,313	3,474	6,115	—	—	—	11,902
Total assets	2,205,934	2,012,182	937,016	803,478	—	756,716	(850,766)	5,864,560

Three Months Ended September 30, 2019
Total revenue	$21,230	$25,707	$11,596	$8,351	$4,122	$27,753	$(22,036)	$76,723
Net interest income	13,357	11,478	8,894	5,056	—	1,934	—	40,719
Provision for loan/lease losses	948	150	150	276	—	488	—	2,012
Net income (loss) from continuing operations	4,870	7,900	3,482	2,116	926	15,081	(19,280)	15,095
Goodwill	3,223	14,980	9,888	45,975	—	3,682	—	77,748
Intangibles	—	2,810	4,154	7,034	—	1,531	—	15,529
Total assets	1,642,950	1,592,896	801,596	693,898	—	1,180,872	(619,830)	5,292,382

Nine Months Ended September 30, 2020
Total revenue	$60,083	$99,938	$30,836	$28,490	$11,211	$55,087	$(55,342)	$230,303
Net interest income	46,728	38,638	23,631	18,002	—	(4,514)	758	123,243
Provision for loan/lease losses	18,583	18,288	7,268	4,485	—	—	—	48,624
Net income (loss)	10,664	30,178	3,496	6,974	2,860	42,296	(54,157)	42,311
Goodwill	3,223	14,980	9,888	45,975	—	—	—	74,066
Intangibles	—	2,313	3,474	6,115	—	—	—	11,902
Total assets	2,205,934	2,012,182	937,016	803,478	—	756,716	(850,766)	5,864,560

Nine Months Ended September 30, 2019
Total revenue	$60,148	$68,526	$30,596	$23,396	$12,599	$71,361	$(54,563)	$212,063
Net interest income	38,129	32,671	23,154	15,707	—	5,979	—	115,640
Provision for loan/lease losses	2,941	875	451	1,261	—	559	—	6,087
Net income (loss) from continuing operations	13,560	19,928	7,845	5,848	2,667	42,566	(50,897)	41,517
Goodwill	3,223	14,980	9,888	45,975	—	3,682	—	77,748
Intangibles	—	2,810	4,154	7,034	—	1,531	—	15,529
Total assets	1,642,950	1,592,896	801,596	693,898	—	1,180,872	(619,830)	5,292,382

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of September 30, 2020 and December 31, 2019, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of September 30, 2020 and

December 31, 2019 are presented in the following table (dollars in thousands). As of September 30, 2020 and December 31, 2019, each of the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2020:
Company:
Total risk-based capital	$700,831	14.93%	$375,643	>	8.00%	$493,031	>	10.50%	$469,553	>	10.00%
Tier 1 risk-based capital	528,228	11.25	281,732	>	6.00	399,120	>	8.50	375,643	>	8.00
Tier 1 leverage	528,228	9.21	229,457	>	4.00	229,457	>	4.00	286,822	>	5.00
Common equity Tier 1	490,273	10.44	211,299	>	4.50	328,687	>	7.00	305,210	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$204,284	12.13%	$134,760	>	8.00%	$176,872	>	10.50%	$168,450	>	10.00%
Tier 1 risk-based capital	183,131	10.87	101,070	>	6.00	143,182	>	8.50	134,760	>	8.00
Tier 1 leverage	183,131	7.85	93,313	>	4.00	93,313	>	4.00	116,642	>	5.00
Common equity Tier 1	183,131	10.87	75,802	>	4.50	117,915	>	7.00	109,492	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$214,219	12.92%	$132,656	>	8.00%	$174,112	>	10.50%	$165,821	>	10.00%
Tier 1 risk-based capital	193,384	11.66	99,492	>	6.00	140,948	>	8.50	132,656	>	8.00
Tier 1 leverage	193,384	9.72	79,559	>	4.00	79,559	>	4.00	99,449	>	5.00
Common equity Tier 1	193,384	11.66	74,619	>	4.50	116,074	>	7.00	107,783	>	6.50
Community State Bank:
Total risk-based capital	$99,123	12.74%	$62,222	>	8.00%	$81,666	>	10.50%	$77,777	>	10.00%
Tier 1 risk-based capital	89,359	11.49	46,666	>	6.00	66,110	>	8.50	62,222	>	8.00
Tier 1 leverage	89,359	9.85	36,273	>	4.00	36,273	>	4.00	45,341	>	5.00
Common equity Tier 1	89,359	11.49	35,000	>	4.50	54,444	>	7.00	50,555	>	6.50
Springfield First Community Bank:
Total risk-based capital	$83,283	13.68%	$48,718	>	8.00%	$63,943	>	10.50%	$60,898	>	10.00%
Tier 1 risk-based capital	71,617	11.76	36,539	>	6.00	51,763	>	8.50	48,718	>	8.00
Tier 1 leverage	71,617	10.27	27,903	>	4.00	27,903	>	4.00	34,879	>	5.00
Common equity Tier 1	71,617	11.76	27,404	>	4.50	42,629	>	7.00	39,584	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2019:
Company:
Total risk-based capital	$581,234	13.33%	$348,937	>	8.00%	$457,980	>	10.500%	$436,171	>	10.00%
Tier 1 risk-based capital	481,702	11.04	261,703	>	6.00	370,746	>	8.500	348,937	>	8.00
Tier 1 leverage	481,702	9.53	202,207	>	4.00	202,207	>	4.000	252,758	>	5.00
Common equity Tier 1	443,864	10.18	196,277	>	4.50	305,320	>	7.000	283,511	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$183,855	11.83%	$124,362	>	8.00%	$163,225	>	10.500%	$155,452	>	10.00%
Tier 1 risk-based capital	170,137	10.94	93,271	>	6.00	132,134	>	8.500	124,362	>	8.00
Tier 1 leverage	170,137	9.94	68,479	>	4.00	68,479	>	4.000	85,598	>	5.00
Common equity Tier 1	170,137	10.94	69,953	>	4.50	108,817	>	7.000	101,044	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$175,498	11.90%	$117,953	>	8.00%	$154,813	>	10.500%	$147,441	>	10.00%
Tier 1 risk-based capital	162,127	11.00	88,465	>	6.00	125,325	>	8.500	117,953	>	8.00
Tier 1 leverage	162,127	10.41	62,286	>	4.00	62,286	>	4.000	77,857	>	5.00
Common equity Tier 1	162,127	11.00	66,349	>	4.50	103,209	>	7.000	95,837	>	6.50
Community State Bank:
Total risk-based capital	$92,095	12.32%	$59,813	>	8.00%	$78,504	>	10.500%	$74,766	>	10.00%
Tier 1 risk-based capital	85,437	11.43	44,860	>	6.00	63,551	>	8.500	59,813	>	8.00
Tier 1 leverage	85,437	10.39	32,902	>	4.00	32,902	>	4.000	41,128	>	5.00
Common equity Tier 1	85,437	11.43	33,645	>	4.50	52,336	>	7.000	48,598	>	6.50
Springfield First Community Bank:
Total risk-based capital	$71,074	12.72%	$44,704	>	8.00%	$58,674	>	10.500%	$55,880	>	10.00%
Tier 1 risk-based capital	63,956	11.45	33,528	>	6.00	47,498	>	8.500	44,704	>	8.00
Tier 1 leverage	63,956	9.70	26,379	>	4.00	26,379	>	4.000	32,974	>	5.00
Common equity Tier 1	63,956	11.45	25,146	>	4.50	39,116	>	7.000	36,322	>	6.50

NOTE 10 –SALE OF SUBSIDIARY

On August 12, 2020, the Company sold all the issued and outstanding capital stock of the Bates Companies. The aggregate consideration paid to the Company was a $500 thousand note receivable, less imputed interest of $52 thousand, plus cancellation of all future amounts otherwise to become payable to the purchaser by the Company under an earn-out agreement entered into between the same parties in 2018 with a non-discounted value of approximately $880 thousand at September 30, 2020.

Assets and liabilities of the Bates Companies sold are summarized as follows as of the date of closing:

As of
August 12, 2020
(dollars in thousands)

ASSETS
Cash and due from banks	$349
Premises and equipment, net	19
Other assets	2,211
Total assets sold	$2,579

LIABILITIES
Other liabilities	$946
Total liabilities sold	$946

Net assets sold	$1,633

Forgiveness of earn-out consideration	880
Note receivable consideration	448
Loss on sale of subsidiary	$305

Disposition costs related to the sale totaled $192 thousand and were comprised primarily of legal, accounting and personnel costs.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three and nine months ending September 30, 2020. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. The page locations and specific sections and notes that are referred to in this discussion are presented in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

QCR Holdings, Inc. is a financial holding company and the parent company of QCBT, CRBT, CSB and SFCB. QCBT, CRBT and CSB are Iowa-chartered commercial banks and SFCB is a Missouri-chartered commercial bank. All four charters are members of the Federal Reserve system with depository accounts insured to the maximum amount permitted by the FDIC.

●	QCBT commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services to customers in the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. QCBT also provides leasing services through its wholly-owned subsidiary, m2, located in Brookfield, Wisconsin. In addition, QCBT owns 100% of Quad City Investment Advisors, LLC, which is an investment management and advisory company.
●	CRBT commenced operations in 2001 and provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids, Iowa and adjacent communities through its five offices located in Cedar Rapids and Marion, Iowa. Cedar Falls and Waterloo, Iowa and adjacent communities are served through three additional CRBT offices (one in Cedar Falls and two in Waterloo).
●	CSB was acquired by the Company in 2016 and provides full-service commercial and consumer banking services to the Des Moines, Iowa area and adjacent communities through its 10 offices, including its main office located on North Ankeny Boulevard in Ankeny, Iowa.
●	SFCB became a subsidiary of the Company in 2018 and provides full-service commercial and consumer banking services to the Springfield, Missouri area through its main office located on Glenstone Avenue in Springfield, Missouri.

IMPACT OF COVID-19

The progression of the COVID-19 pandemic in the United States has had an adverse impact on the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2020, and could have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on the Company’s Market Areas

The Company offers commercial and consumer banking products and services primarily in Iowa, Missouri and Illinois.  Each of these three states has taken different steps to reopen since COVID-19 thrust the country into lockdown starting in March 2020.  In June 2020, the governors of Iowa, Missouri and Illinois each lifted or modified COVID-19 restrictions.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Although the reopening of each jurisdiction is subject to change and setback, currently all of the subsidiary banks’ branches are open during normal business hours.

Each state experienced rapidly increasing unemployment levels as a result of the curtailment of business activities, rising from an average of 4.6% in Illinois in March 2020 to an average of 11.0% in August 2020, according to the Illinois Department of Employment Security. The unemployment rate in Illinois has improved from its highest point this year in May 2020 of an average of 15.2%.  Unemployment rose from an average of 4.5% in Missouri in March 2020 to 4.9% in September 2020, according to the Missouri Department of Labor and Industrial Relations.  The unemployment rate in Missouri has improved from its highest point this year in May 2020 of an average of 10.1%.  In Iowa, unemployment rose from an average of 3.7% in March 2020 to 4.7% in September 2020, according to the Iowa Workforce Development. The unemployment rate in Iowa has improved from its highest point this year in May 2020 of an average of 10.0%.

Policy and Regulatory Developments

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.
●	On March 27, 2020, President Trump signed the CARES Act, which established a $2.0 trillion economic stimulus package, which provided for cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the PPP. On April 24, 2020, President Trump signed the Paycheck Protection Program and Health Care Enhancement Act, which authorized an additional $310 billion of PPP loans. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to limitations and eligibility criteria. The original timeframe for PPP lending expired on June 30, 2020, but Congress acted on June 30, 2020 to provide a 5-week PPP extension for lending to allow small businesses additional time to apply for the remaining PPP funds allocated by Congress in connection with the CARES Act. The subsidiary banks have participated as lenders in the PPP.
●	In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. To be eligible, the modification must be related to COVID-19, the existing loan could not be more than 30 days past due as of December 31, 2019 and the modification must be executed between March 1, 2020 and the earlier of 60 days after the termination of the National Emergency or December 31, 2020. If a modification does not meet the criteria of the CARES Act, a deferral can still be excluded from TDR treatment as long as the modifications meet the FASB criteria discussed in Note 3 of the Consolidated Financial Statements.
●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19 and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs. The agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See Note 3 of the Consolidated Financial Statements for additional discussion on TDRs.
●	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to

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
●	In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19, but then subsequently downgraded after March 22, 2020 to gain access to such a facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion. As of September 30, 2020, the Company is only participating in the PPP and not the Main Street Business Lending Program.

Effects on the Company’s Business

The Company currently expects that the COVID-19 pandemic and the specific developments referred to above could continue to have a significant impact on its business.  In particular, the Company anticipates that a significant portion of the subsidiary banks’ borrowers in the hotel, restaurant, arts/entertainment/recreation and retail industries could continue to endure significant economic distress, and some borrowers’ability to repay existing indebtedness have been adversely effected.  Therefore, the value of certain collateral pledged to the banks have been adversely impacted.  These developments, together with economic conditions generally, have impacted and are expected to continue to impact the Company’s commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, the Company’s equipment leasing business and loan portfolio, the Company’s consumer loan business and loan portfolio, and the value of certain collateral securing the Company’s loans.  In addition, the Company’s loan and lease growth, exclusive of PPP loans, could slow while deposit growth could accelerate as businesses and consumers navigate the continuing impact.  As a result, the Company anticipates that its asset quality and results of operations could be adversely affected, as described in further detail below.

The Company’s Response

The Company has taken numerous steps in response to the COVID-19 pandemic, including the following:

●	The Company implemented its LRP offering to extend qualifying customers’ payments for 90 days. The program has provided 2,451 modifications of loans and leases totaling $575.0 million to commercial and consumer clients as of September 30, 2020.
●	As the Company moved to protect the health and safety of its employees and clients, digital collaboration and digital banking applications have become business critical. The Company is using virtual meetings to stay connected with its clients and bank customers are leveraging the Company’s mobile banking capabilities. The Company’s digital communications tool is a modern enterprise video application, with an easy, reliable and secure cloud platform for video and audio conferencing, chat and web conferencing across mobile, desktop and room systems. It has enabled the Company to continue to collaborate in real-time across the enterprise and to meet face-to-face with clients while working remotely to adhere to the Center for Disease Control’s physical distancing guidelines. Clients are using the Company’s existing mobile banking

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
●	The Company began to execute on its Public Emergency Preparedness Plan (“PEP”) mid-February. The PEP was created to coordinate resources in an organized manner to respond to any public emergency that may significantly affect staffing. One of the situations specifically called out in the plan is a health-related event such as a specific threat of influenza, or other disease, creating pandemic conditions. This program is an important part of the Company’s Business Continuity Program, which specifically addresses rapid recovery from an occurrence that would disable any entity for a period exceeding 48 hours. The goal of the plan is to protect employees, customers, facilities, systems, property and operations during any public emergency and maintain normal operations, to the extent possible, consistent with those goals. In the event that normal operations cannot be maintained, the goals will be to maximize the continuity of the essential services to our customers, protect the health and safety of employees and customers, and minimize adverse financial impact to our institutions. Finally, the plan provides for a return to full operations and services as quickly as possible. The plan was fully implemented during the first two weeks of March and the following strategies were executed:

o	Emergency Preparedness Response Team critical members were identified to direct the Company’s planning, preparedness, training and response to lead the recovery effort with the COVID-19 pandemic;

o	increased cash reserves at all charters were established and the charters began monitoring cash outflows;

o	IT testing began to ensure the Company’s systems were capable of handling traffic generated by employees working from home;

o	cross training lists for each department were reviewed in case of staff shortages;

o	departments were split into specific shifts so not all employees were working together at the same time; and

o	communication sites were activated in case emergency information needed to be communicated to employees.

●	Under the PPP, the Company has processed 1,698 loans for a total of $357.5 million as of September 30, 2020. The Company is continuing to take PPP applications and is currently processing new loans under newly approved additional funding. PPP loans are included in the C&I category of loans in Note 3 of the Consolidated Financial Statements.

●	The Company has implemented a number of actions to support a healthy workforce, including:
o	adopting alternative work practices such as working in shifts, social distancing in our facilities and adding remote work options for approximately half of our workforce;
o	discontinued business travel, large events and meetings; and

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

o	utilizing online meeting platforms.
●	On February 28, 2020, the Company’s Board of Directors authorized a share repurchase program, permitting the repurchase of up to 800,000 shares of the Company’s outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if the Company does not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The Company suspended the repurchase of shares on March 16, 2020 due to the uncertainties related to the COVID-19 pandemic. It is undecided whether or when the Company will resume the repurchase of shares under this program in the future.

EXECUTIVE OVERVIEW

The Company reported net income of $17.3 million and diluted EPS of $1.09 for the quarter ended September 30, 2020. By comparison, for the quarter ended June 30, 2020, the Company reported net income of $13.7 million and diluted EPS of $0.86.  For the quarter ended September 30, 2019, the Company reported net income of $15.1 million, and diluted EPS of $0.94.  For the nine months ended September 30, 2020, the Company reported net income of $42.3 million, and diluted EPS of $2.65. By comparison, for the nine months ended September 30, 2019, the Company reported net income of $41.5 million, and diluted EPS of $2.60.

The third quarter of 2020 was also highlighted by the following results and events:

●	Record net income of $17.3 million, or $1.09 per diluted share;
●	Adjusted net income (non-GAAP) of $17.7 million, or $1.11 per diluted share;
●	Record noninterest income of $38.0 million;
●	Record pre-provision/pre-tax adjusted net income (non-GAAP) of $42.2 million;
●	NIM increased 22 bps and NIM (TEY)(non-GAAP) increased by 24 bps to 3.36% and 3.51%, respectively;
●	Annualized core loan and lease growth (non-GAAP) of 11.5% for the quarter, excluding SBA PPP loans;
●	Provision expense of $20.3 million for the quarter, increasing ALLL to Total Loans, excluding PPP loans (non-GAAP), by 44 bps to 2.05%
●	Annualized core deposit growth of 36.4% for the quarter; and
●	LRP participation down approximately 90% from the prior quarter to only 1.95% of total loans and leases.

Following is a table that represents various income measurements for the Company.

	For the three months ended			For the nine months ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

	(dollars in thousands)

Net income	$17,344	$13,739	$15,095	$42,311	$41,517

Diluted earnings per common share	$1.09	$0.86	$0.94	$2.65	$2.60

Weighted average common and common equivalent shares outstanding	15,923,578	15,895,336	15,976,742	15,945,832	15,946,020

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended			For the nine months ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

	(dollars in thousands)
Net interest income	$44,581	$40,948	$40,719	$123,243	$115,640
Provision expense	20,342	19,915	2,012	48,624	6,087
Noninterest income	37,959	28,626	19,906	81,781	48,964
Noninterest expense	40,838	33,122	39,945	105,391	108,941
Federal and state income tax expense	4,016	2,798	3,573	8,698	8,059
Net income	$17,344	$13,739	$15,095	$42,311	$41,517

Following are some noteworthy changes in the Company's financial results:

●	Net interest income in the third quarter of 2020 was up 9% compared to the second quarter of 2020. The increase was primarily due to an increase in net interest margin due to strong loan growth and significant declines in cost of funds, and to a lesser extent, the growth in average interest-earning assets of $25.6 million, or 0.5% on a linked quarter basis. Net interest income increased 9% compared to the third quarter of 2019 and 7% when comparing the first nine months of 2020 to the same period of the prior year. The increase was primarily due to loan growth led by Specialty Finance Group and new relationships from PPP loan customers during the first nine months of 2020.
●	Provision expense in the third quarter of 2020 increased $427 thousand compared to the second quarter of 2020. Provision expense increased $18.3 million compared to the third quarter of 2019 and $42.5 million when comparing the first nine months of 2020 to the same period in the prior year. The increase was primarily due to increased qualitative allocations in response to deteriorating economic conditions as related to the effects of COVID-19. See the Provision for Loan/Lease Losses section of this report for additional details.
●	Noninterest income in the third quarter of 2020 increased 33% compared to the second quarter of 2020 primarily due to higher swap fee income. Noninterest income increased 91% compared to the third quarter of 2019 and 67% when comparing the first nine months of 2020 to the same period in the prior year. This increase was also primarily attributable to higher swap fee income in the first nine months of 2020.
●	Noninterest expense increased 23% in the third quarter of 2020 compared to the second quarter of 2020. Salaries and employee benefits were $26.0 million in the third quarter of 2020 as compared to $21.3 million in the second quarter of 2020 primarily due to higher incentive compensation as a result of the higher swap fee income and strong financial results. FDIC and other insurance, and regulatory fees were $1.3 million in the third quarter of 2020 as compared to $908 thousand in the second quarter of 2020 due to increased asset growth in both loans and cash. Loss on liability extinguishment was $1.9 million in the third quarter of 2020 as compared to $429 thousand in the second quarter of 2020 due to increased early payoffs of FHLB advances in the third quarter. Noninterest expense increased 2% compared to the third quarter of 2019 and decreased 3% when comparing the first nine months of 2020 to the same period in the prior year. Salaries and employee benefits for the first nine months of 2020 were down 3% from prior year primarily due to the sale of RB&T and deferred costs due to PPP loans.
●	Federal and state income tax expense in the third quarter of 2020 increased 44% compared to the second quarter of 2020. Federal and state income tax expense increased 12% compared to the third quarter of 2019 and increased 8% when comparing the first nine months of 2020 to the same period in the prior year. See the “Income Taxes” section of this report for additional details on these increases.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STRATEGIC FINANCIAL METRICS

The Company has established certain strategic financial metrics by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company's ability to achieve these metrics will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company's long-term strategic financial metrics are as follows:

●	Organic loan and lease growth of 9% per year, funded by core deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date
Strategic Financial Metric*	Key Metric	Target	September 30, 2020*
Loans and leases growth organically **	Loans and leases growth	> 9% annually	11.5%
Fee income growth	Fee income growth	> 6% annually	61.1%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	(5.3)%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period that are then annualized for comparison. The calculations provided exclude non-core noninterest income and noninterest expense.

** Loans and leases growth excludes PPP loans.

It should be noted that these initiatives are long-term targets.  Due to the impact of the COVID-19 pandemic, among other factors, the Company may not be able to achieve these goals for the full year 2020.

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the third quarter of 2020 to support its corporate strategy:

●	The Company grew loans and leases organically in the third quarter of 2020 by 11.5% on an annualized basis, excluding PPP loans (non-GAAP), reflecting healthy demand across all markets.
●	Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. The Company acted as the correspondent bank for 192 downstream banks with average total noninterest bearing deposits of $307.0 million and average total interest bearing deposits of $542.6 million during the first nine months of 2020. By comparison, the Company acted as the correspondent bank for 195 downstream banks with average total noninterest bearing deposits of $170.5 million and average total interest bearing deposits of $330.5 million during the first nine months of 2019. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	As a result of the relatively low interest rate environment including a flat yield curve, the Company has focused on executing interest rate swaps on select commercial loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent on the pricing. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for the borrowers and the Company. Swap fee income totaled $53.4 million for the nine months ended September 30, 2020 as compared to $20.9 million for the nine months ended September 30, 2019.
●	Noninterest expense for the first nine months of 2020 totaled $105.4 million as compared to $108.9 million in the first nine months of 2019. Salaries and employee benefits for the first nine months of 2020 were down 3% from the same period of the prior year primarily due to the sale of RB&T and deferred costs due to PPP loans.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “TCE/TA ratio excluding PPP loans”, “adjusted net income”, “adjusted EPS”, “adjusted ROAA”, “pre-provision/pre-tax adjusted income”, “pre-provision/pre-tax adjusted ROAA”, “NIM (TEY)”, “adjusted NIM”, “efficiency ratio”, “ALLL to total loans and leases excluding PPP loans” and “loan growth annualized excluding PPP loans”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

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

The TCE/TA non-GAAP ratio has been a focus for investors and management believes that this ratio may assist investors in analyzing the Company's capital position without regard to the effects of intangible assets.  The TCE/TA ratio excluding PPP loans non-GAAP ratio is provided as the Company’s management believes this financial measure is important to investors as total assets for the quarter ended September 30, 2020 and June 30, 2020 were materially higher due to the addition of PPP loans.  By excluding the PPP loans, management believes the investor is provided a better comparison to prior periods for analysis.

The following tables also include several “adjusted” non-GAAP measurements of financial performance. The Company's management believes that these measures are important to investors as they exclude non-recurring income and expense items; therefore, they provide a better comparison for analysis and may provide a better indicator of future performance.

The pre-provision/pre-tax adjusted income and pre-provision/pre-tax adjusted ROAA are measurements of the Company’s financial performance excluding provision and income taxes as well as non-recurring income and expense items.  The

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Company’s management believes this financial measure is important to investors as the provision for the quarters ended September 30, 2020 and June 30, 2020 was materially higher due to the impact of COVID-19.  By excluding the provision and income taxes as well as non-recurring income and expense items, the investor is provided a better comparison to prior periods for analysis.

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

ALLL to total loans and leases, excluding PPP loans, and loan growth annualized, excluding PPP loans, are ratios that management utilizes to compare the Company to its peers. The Company’s management believes these financial measures are important to investors as total loans and leases for the quarters ended September 30, 2020 and June 30, 2020 were materially higher due to the addition of PPP loans which are guaranteed by the government and therefore do not necessitate an increase in ALLL.  By excluding the PPP loans, the investor is provided a better comparison to prior periods for analysis.

	As of
GAAP TO NON-GAAP	September 30,	June 30,	September 30,
RECONCILIATIONS	2020	2020	2019

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$572,613	$556,020	$519,743
Less: Intangible assets	85,968	88,120	93,277
TCE (non-GAAP)	$486,645	$467,900	$426,466

Total assets (GAAP)	$5,864,560	$5,604,761	$5,292,382
Less: Intangible assets	85,968	88,120	93,277
TA (non-GAAP)	$5,778,592	$5,516,641	$5,199,105

TCE/TA ratio (non-GAAP)	8.42%	8.48%	8.20%

TCE/TA RATIO EXCLUDING PPP LOANS
Stockholders' equity (GAAP)	$572,613	$556,020	$519,743
Less: PPP loan interest income (post-tax)	4,934	2,085	—
Less: Intangible assets	85,968	88,120	93,277
TCE (non-GAAP)	$481,711	$465,815	$426,466

Total assets (GAAP)	$5,864,560	$5,604,761	$5,292,382
Less: PPP loans	357,506	358,052	—
Less: Intangible assets	85,968	88,120	93,277
TA (non-GAAP)	$5,421,086	$5,158,589	$5,199,105

TCE/TA ratio excluding PPP loans (non-GAAP)	8.89%	9.03%	8.20%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$17,344	$13,739	$15,095	$42,311	$41,517
Less non-coore items (post-tax) (*):
Income:
Securities gains (losses), net	$1,424	$51	$(2)	$1,475	$(43)
Total non-core income (non-GAAP)	$1,424	$51	$(2)	$1,475	$(43)
Expense:
Losses on debt extinguishment	$1,480	$339	$117	$1,936	$117
Goodwill impairment	—	—	—	500	—
Disposition costs	152	(66)	—	495	—
Post-acquisition compensation, transition and integration costs	(25)	55	698	149	1,363
Loss on sale of subsidiary	212	—	—	212	—
Total non-core expense (non-GAAP)	$1,819	$328	$815	$3,291	$1,480

Adjusted net income (non-GAAP)	$17,739	$14,016	$15,912	$44,127	$43,040

PRE-PROVISION/PRE-TAX ADJUSTED INCOME
Net income (GAAP)	$17,344	$13,739	$15,095	$42,311	$41,517
Less: Non-core income not tax-effected	1,802	65	(3)	1,867	(54)
Plus: Non-core expense not tax-effected	2,339	416	1,032	4,070	1,873
Provision expense	20,342	19,915	2,012	48,624	6,087
Federal and state income tax expense	4,016	2,798	3,573	8,698	8,059
Pre-provision/pre-tax adjusted income (non-GAAP)	$42,239	$36,803	$21,714	$101,836	$57,591

PRE-PROVISION/PRE-TAX ADJUSTED RETURN ON AVERAGE ASSETS (NON-GAAP)
Pre-provision/pre-tax adjusted income (non-GAAP)	$42,239	$36,803	$21,714	$101,836	$57,591

Average assets	5,820,555	5,800,164	5,217,763	5,524,087	5,088,055

Pre-provision/pre-tax adjusted return on average assets (non-GAAP)	2.90%	2.54%	1.66%	2.46%	1.51%

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$17,739	$14,016	$15,912	$44,127	$43,040

Weighted average common shares outstanding	15,767,152	15,747,056	15,739,430	15,770,335	15,715,788
Weighted average common and common equivalent shares outstanding	15,923,578	15,895,336	15,976,742	15,945,832	15,946,020

Adjusted EPS (non-GAAP):
Basic	$1.13	$0.89	$1.01	$2.80	$2.74
Diluted	$1.11	$0.88	$1.00	$2.77	$2.70

ADJUSTED ROAA
Adjusted net income (non-GAAP) (from above)	$17,739	$14,016	$15,912	$44,127	$43,040

Average Assets	$5,820,555	$5,800,164	$5,217,763	$5,524,087	$5,088,055

Adjusted ROAA (annualized) (non-GAAP)	1.22%	0.97%	1.22%	1.07%	1.13%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$44,581	$40,948	$40,719	$123,243	$115,640
Plus: Tax equivalent adjustment	1,942	1,728	1,763	5,587	4,944
Net interest income - tax equivalent (non-GAAP)	$46,523	$42,676	$42,482	$128,830	$120,584
Less: Accquisition accounting net accretion	833	736	1,268	2,194	3,413
Adjusted net interest income	45,690	41,940	41,214	126,636	117,171

Average earning assets	$5,278,298	$5,252,663	$4,791,274	$4,998,352	$4,700,617

NIM (GAAP)	3.36%	3.14%	3.37%	3.29%	3.29%
NIM (TEY) (non-GAAP)	3.51%	3.27%	3.52%	3.44%	3.43%
Adjusted NIM (TEY) (non-GAAP)	3.44%	3.21%	3.41%	3.38%	3.33%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$40,838	$33,122	$39,945	$105,391	$108,941

Net interest income (GAAP)	$44,581	$40,948	$40,719	$123,243	$115,640
Noninterest income (GAAP)	37,959	28,626	19,906	81,781	48,964
Total income	$82,540	$69,574	$60,625	$205,024	$164,604

Efficiency ratio (noninterest expense/total income) (non-GAAP)	49.48%	47.61%	65.89%	51.40%	66.18%

ALLLTO TOTAL LOANS AND LEASES, EXCLUDING PPP LOANS
ALLL	$79,582	$60,827	$36,116	$79,582	$36,116

Total loans and leases	$4,247,977	$4,140,259	$3,610,270	$4,247,977	$3,610,270
Less: PPP loans	357,506	358,052	—	357,506	—
Total loans and leases, excluding PPP loans	$3,890,471	$3,782,207	$3,610,270	$3,890,471	$3,610,270

ALLL to total loans and leases, excluding PPP loans	2.05%	1.61%	1.00%	2.05%	1.00%

LOAN GROWTH ANNUALIZED, EXCLUDING PPP LOANS
Total loans and leases	$4,247,977	$4,140,259	$3,610,270	$4,247,977	$3,610,270
Less: PPP loans	357,506	358,052	—	357,506	—
Total loans and leases, excluding PPP loans	$3,890,471	$3,782,207	$3,610,270	$3,890,471	$3,610,270

Loan growth annualized, excluding PPP loans	11.45%	8.37%	(30.71)%	16.28%	(9.84)%

*     Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 21% with the exception of goodwill impairment which is not deductible for tax and gain/loss on sale of subsidiary which has an estimated effective tax rate of 30.5%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 9% to $46.5 million for the quarter ended September 30, 2020 compared to the same quarter of the prior year, and increased 7% to $128.8 million for the nine months ended September 30, 2020 compared to the same period of the prior year. Excluding the tax equivalent adjustments, net interest income increased 10% for the quarter ended September 30, 2020 compared to the same quarter of the prior year, and increased 7% for the nine months ended September 30, 2020 compared to the same period of the prior year. Net interest income improved due to the following factors:

●	Continued organic loan and deposit growth;
●	Significant growth in PPP loans in the early part of the second quarter of 2020;
●	Reduction in higher cost wholesale funds with strong core deposit growth including noninterest bearing deposits; and
●	Significant reduction in cost of funds.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis			GAAP
	For the Quarter Ended			For the Quarter Ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2020	2020	2019	2020	2020	2019
Average Yield on Interest-Earning Assets	3.99%	3.86%	4.85%	3.86%	3.70%	4.70%
Average Cost of Interest-Bearing Liabilities	0.66%	0.80%	1.71%	0.67%	0.79%	1.71%
Net Interest Spread	3.33%	3.06%	3.14%	3.19%	2.91%	2.99%
NIM	3.51%	3.27%	3.52%	3.36%	3.14%	3.37%
NIM Excluding Acquisition Accounting Net Accretion	3.44%	3.21%	3.41%	3.36%	3.10%	3.27%

	Tax Equivalent Basis		GAAP
	For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Average Yield on Interest-Earning Assets	4.12%	4.78%	3.96%	4.64%
Average Cost of Interest-Bearing Liabilities	0.91%	1.73%	0.67%	1.73%
Net Interest Spread	3.21%	3.05%	3.29%	2.91%
NIM	3.44%	3.43%	3.29%	3.29%
NIM Excluding Acquisition Accounting Net Accretion	3.38%	3.33%	3.24%	3.19%

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

	For the Quarter Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
	(dollars in thousands)			(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$833	$736	$1,268	$2,194	$3,413

NIM on a tax equivalent basis was up 24 basis points on a linked quarter basis.  Excluding acquisition accounting net accretion, NIM was up 23 basis points on a linked quarter basis.  The increase in net interest margin during the quarter

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

was due to a 13 basis point increase in the yield on earning assets combined with a 14 basis point decline in the total cost of interest-bearing funds (due to both mix and rate).

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

The Company's average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended September 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$2,205	$1	0.18%	$7,234	$42	2.30%
Interest-bearing deposits at financial institutions	321,679	92	0.11%	172,386	951	2.19%
Investment securities (1)	749,425	6,836	3.66%	626,471	6,080	3.85%
Restricted investment securities	19,714	249	4.94%	22,719	293	5.12%
Gross loans/leases receivable (1) (2) (3)	4,185,275	45,654	4.34%	3,962,464	51,214	5.13%
Total interest earning assets	5,278,298	52,832	3.99%	4,791,274	58,580	4.85%

Noninterest-earning assets:
Cash and due from banks	75,480			85,262
Premises and equipment	72,618			79,646
Less allowance	(61,892)			(41,673)
Other	456,051			303,254
Total assets	$5,820,555			$5,217,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$2,932,988	2,086	0.28%	$2,505,383	7,907	1.25%
Time deposits	638,031	2,399	1.50%	975,736	5,486	2.23%
Short-term borrowings	26,996	11	0.17%	17,333	98	2.24%
FHLB advances	57,078	211	1.45%	123,107	1,023	3.30%
Subordinated notes	77,783	1,031	5.30%	68,299	1,003	5.83%
Junior subordinated debentures	37,936	571	5.89%	37,774	581	6.10%
Total interest-bearing liabilities	3,770,812	6,309	0.66%	3,727,632	16,098	1.71%

Noninterest-bearing demand deposits	1,155,862			821,876
Other noninterest-bearing liabilities	318,890			152,060
Total liabilities	5,245,564			4,701,568

Stockholders' equity	574,991			516,195
Total liabilities and stockholders' equity	$5,820,555			$5,217,763
Net interest income		$46,523			$42,482
Net interest spread			3.33%			3.14%
Net interest margin			3.36%			3.37%
Net interest margin (TEY)(Non-GAAP)			3.51%			3.52%
Adjusted net interest margin (TEY)(Non-GAAP)			3.44%			3.41%
Ratio of average interest-earning assets to average interest-bearing liabilities	139.98%			128.53%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended September 30, 2020

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2020 vs. 2019
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(41)	$(23)	$(18)
Interest-bearing deposits at financial institutions	(859)	(3,864)	3,005
Investment securities (2)	756	(1,754)	2,510
Restricted investment securities	(44)	(9)	(35)
Gross loans/leases receivable (2) (3)	(5,560)	(20,816)	15,256
Total change in interest income	(5,748)	(26,466)	20,718

INTEREST EXPENSE
Interest-bearing deposits	(5,821)	(13,543)	7,722
Time deposits	(3,087)	(1,505)	(1,582)
Short-term borrowings	(87)	(325)	238
Federal Home Loan Bank advances	(812)	(415)	(397)
Subordinated notes	28	—	28
Junior subordinated debentures	(10)	(27)	17
Total change in interest expense	(9,789)	(15,815)	6,026

Total change in net interest income	$4,041	$(10,651)	$14,692

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Nine Months Ended September 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$2,795	$19	0.89%	$10,887	$191	2.35%
Interest-bearing deposits at financial institutions	327,902	587	0.24%	170,167	3,042	2.39%
Investment securities (1)	688,985	19,567	3.78%	643,975	18,237	3.79%
Restricted investment securities	20,767	795	5.03%	21,670	891	5.50%
Gross loans/leases receivable (1) (2) (3)	3,957,903	133,141	4.49%	3,853,918	145,682	5.05%
Total interest earning assets	4,998,352	154,109	4.12%	4,700,617	168,043	4.78%

Noninterest-earning assets:
Cash and due from banks	85,655			82,096
Premises and equipment, net	73,298			78,059
Less allowance for estimated losses on loans/leases	(46,978)			(41,119)
Other	413,760			268,403
Total assets	$5,524,087			$5,088,055

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,718,613	9,920	0.49%	$2,418,420	23,351	1.29%
Time deposits	743,746	9,537	1.71%	1,000,529	16,346	2.18%
Short-term borrowings	23,804	81	0.45%	15,952	275	2.30%
Federal Home Loan Bank advances	87,920	1,007	1.50%	115,539	2,685	3.11%
Other borrowings	—	—	—%	18,084	512	3.79%
Subordinated notes	71,582	3,019	5.63%	58,392	2,561	5.86%
Junior subordinated debentures	37,894	1,715	5.95%	37,730	1,729	6.13%
Total interest-bearing liabilities	3,683,559	25,279	0.91%	3,664,646	47,459	1.73%

Noninterest-bearing demand deposits	1,009,970			809,469
Other noninterest-bearing liabilities	271,639			114,980
Total liabilities	4,965,168			4,589,095

Stockholders' equity	558,919			498,960
Total liabilities and stockholders' equity	$5,524,087			$5,088,055
Net interest income		$128,830			$120,584
Net interest spread			3.21%			3.05%
Net interest margin			3.29%			3.29%
Net interest margin (TEY)(Non-GAAP)			3.44%			3.43%
Adjusted net interest margin (TEY)(Non-GAAP)			3.40%			3.33%
Ratio of average interest earning assets to average interest-bearing liabilities	135.69%			128.27%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the nine months ended September 30, 2020

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2020 vs. 2019
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(172)	$(78)	$(94)
Interest-bearing deposits at other financial institutions	(2,455)	(4,924)	2,469
Investment securities (2)	1,330	(49)	1,379
Restricted investment securities	(96)	(64)	(32)
Gross loans/leases receivable (2) (3)	(12,541)	(18,546)	6,005
Total change in interest income	(13,934)	(23,661)	9,727

INTEREST EXPENSE
Interest-bearing demand deposits	(13,431)	(17,660)	4,229
Time deposits	(6,809)	(3,110)	(3,699)
Short-term borrowings	(194)	(345)	151
Federal Home Loan Bank advances	(1,678)	(1,147)	(531)
Other borrowings	(512)	(256)	(256)
Subordinated notes	458	—	458
Junior subordinated debentures	(14)	—	(14)
Total change in interest expense	(22,180)	(22,518)	338
Total change in net interest income	$8,246	$(1,143)	$9,389

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

Due to the economic impact of COVID-19 during the first quarter of 2020, management concluded that factors such as the decline in macroeconomic conditions led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of March 31, 2020.  There was no occurrence of a triggering event in the second or third quarters of 2020. Therefore no impairment test of goodwill was performed as of June 30, 2020 or September 30, 2020.

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

During the first quarter of 2020, the Company incurred goodwill impairment expense of $500 thousand related to the Bates Companies.  This was the result of the announcement of a sale of the Bates Companies as discussed in Note 10 of the Consolidated Financial Statements.

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

The Company believes the COVID-19 pandemic could have an adverse effect on the credit quality of its loan portfolio during the remainder of 2020. Disruption to the Company’s customers could result in increased loan delinquencies and defaults resulting in an increase in quantitative allocations. Management believes impaired loans may increase in the future as a result of the COVID-19 pandemic, having a direct impact on the specific component of the allowance for loan and lease losses.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income decreased 10%, comparing the third quarter of 2020 to the same period of 2019, and decreased 9% comparing the first nine months of 2020 to the same period of 2019. This decrease was primarily the result of a reduction in average yields on loans and leases.  During the last month of the first quarter, market rates fell as the Federal Reserve cut the Federal Funds Rate by 150 basis points to a range of 0.00%-0.25%.

Overall, the Company's average earning assets increased 10%, comparing the third quarter of 2020 to the third quarter of 2019. During the same time period, average excess liquidity increased by 87%.  Average gross loans and leases increased 6%, while average investment securities increased 20% during the same time period.   Average earning assets increased 6%, comparing the first nine months of 2020 to the same period of 2019. Average excess liquidity increased by $158 million comparing the first nine months of 2020 to the same period of 2019.  Average gross loans and leases increased 3%, while average investment securities increased 7% during the same time period.  The increases in excess liquidity were the result of outsized growth in core deposits led by the Company’s correspondent banking client base.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the third quarter of 2020 decreased 61% from the third quarter of 2019 and decreased 47% comparing the first nine months of 2020 to the same period of 2019.  The cost of funds on the Company’s average interest-bearing liabilities declined sharply on a linked-quarter basis with the current interest rate environment.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

PROVISION FOR LOAN/LEASE LOSSES

The Company’s provision for loan and lease losses totaled $20.3 million for the third quarter of 2020, which is significantly higher than $2.0 million for the third quarter of 2019.  Provision for the first nine months of 2020 totaled $48.6 million, which was up from $6.1 million in the first nine months of  2019. The increase in the provision for loan and lease losses was primarily due to increased qualitative allocations in response to deteriorating economic conditions related to the effects of COVID-19.

The Company anticipates the provision could be elevated in future periods due to the broad reach of COVID-19 across many impacted individuals and industries.  The dramatic slowdown in economic activity will likely continue to negatively impact the credit quality of the Company’s loan portfolio with increased levels of loan defaults.  The CARES Act provides significant resources for individuals and industries that could lessen the impact of COVID-19, in addition to the Company’s own loan relief programs.

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

In accordance with GAAP for business combination accounting, acquired loans are recorded at fair value; therefore, no allowance is associated with such loans at acquisition. As acquired loans renew, the discount associated with those loans is eliminated and the Company must establish an allowance through provision. This provision, when coupled with net charge-offs of $5.0 million for the first nine months of 2020, increased the Company's allowance to $79.6 million at September 30, 2020. As of September 30, 2020, the Company's allowance to total loans/leases was 1.87%, which was up from 1.47% at June 30, 2020 and 1.00% at September 30, 2019. Management continues to evaluate the allowance needed on acquired loans factoring in the net remaining discount ($4.5 million and $7.7 million at September 30, 2020 and September 30, 2019, respectively).

The following table represents the current balance of loans to customers with concentrations in industries that management has deemed to have a higher risk of being impacted by COVID-19:

	As of September 30,
	2020
		% of Total Gross
	Amount	Loans and Leases

	(dollars in thousands)

Hotels	$83,759	1.97%
Restaurants (full service and limited service only)	40,393	0.95
Arts, Entertainment and Recreation	28,162	0.66
	$152,314	3.59%

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended
	September 30,	September 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)

Trust department fees	$2,280	$2,340	$(60)	(2.6)%
Investment advisory and management fees	1,266	1,782	(516)	(29.0)
Deposit service fees	1,403	1,813	(410)	(22.6)
Gains on sales of residential real estate loans, net	1,370	890	480	53.9
Gains on sales of government guaranteed portions of loans, net	—	519	(519)	(100.0)
Swap fee income	26,688	9,797	16,891	172.4
Securities gains (losses), net	1,802	(3)	1,805	60,166.7
Earnings on bank-owned life insurance	502	489	13	2.7
Debit card fees	946	886	60	6.8
Correspondent banking fees	220	189	31	16.4
Other	1,482	1,204	278	23.1
Total noninterest income	$37,959	$19,906	$18,053	90.7%

	Nine Months Ended
	September 30,	September 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)

Trust department fees	$6,819	$7,194	$(375)	(5.2)%
Investment advisory and management fees	4,392	5,406	(1,014)	(18.8)
Deposit service fees	4,166	5,025	(859)	(17.1)
Gains on sales of residential real estate loans, net	3,218	1,748	1,470	84.1
Gains on sales of government guaranteed portions of loans, net	—	589	(589)	(100.0)
Swap fee income	53,419	20,886	32,533	155.8
Securities gains (losses), net	1,867	(56)	1,923	3,433.9
Earnings on bank-owned life insurance	1,443	1,441	2	0.1
Debit card fees	2,479	2,591	(112)	(4.3)
Correspondent banking fees	633	578	55	9.5
Other	3,345	3,562	(217)	(6.1)
Total noninterest income	$81,781	$48,964	$32,817	67.0%

In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management increased by $164.3 million in the third quarter of 2020. However, assets under management decreased $19.1 million in the first nine months of 2020 due to deteriorating economic conditions caused by the COVID-19 pandemic. With the decrease in assets under management, trust department fees decreased 5%, comparing the first nine months of 2020 to the same period of the prior year.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts. The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations.

Investment advisory and management fees decreased 29%, comparing the third quarter of 2020 to the same period of the prior year, and decreased 19% when comparing the first nine months of 2020 to the same period of 2019.  Brokerage

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

assets, excluding brokerage assets of the Bates Companies, decreased $25.1 million in the first nine months of 2020 due to deteriorating economic conditions caused by the COVID-19 pandemic. Similar to trust department fees, investment advisory and management fees are largely determined based on the value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations. The levels of trust and brokerage assets under management were negatively impacted by the decline in the market as a result of COVID-19 as well as the sale of the Bates Companies in August 2020.

Deposit service fees decreased 23% comparing the third quarter of 2020 to the same period of the prior year, and decreased 17% when comparing the first nine months of 2020 to the same period of the prior year. This decrease was primarily due to the sale of RB&T, as well as lower transactional volume due to current economic conditions. The Company continues to emphasize shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans, net, increased 54% when comparing the third quarter of 2020 to the same period of the prior year, and increased 84% when comparing the first nine months of 2020 to the same period of the prior year. The increase was primarily due to the refinancing of residential real estate loans with lower interest rates in the first nine months of 2020.

The Company did not have any gains on the sale of government-guaranteed portions of loans for the three or nine months ended September 30, 2020.  Over the past few years, competitors have been offering SBA loan candidates traditional financing without a guarantee and the Company is not willing to relax its structure for those lending opportunities.  And, for USDA loans, the governmental regulations have tightened which has led to sharply reduced supply for non-governmental lenders.

As a result of the low interest rate environment and its continued focus across all subsidiary banks, the Company was able to execute numerous interest rate swaps on select commercial loans, including tax credit project loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrowers and the Company. An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from quarter to quarter. Swap fee income totaled $26.7 million for the third quarter of 2020, compared to $9.8 million for the third quarter of 2019.  Swap fee income totaled $53.4 million for the first nine months of 2020, compared to $20.9 million in the first nine months of 2019.  The increase in swap fee income for the first nine months of 2020, as compared to all prior periods, was due to both the volume and the size of the transactions executed.  Future levels of swap fee income are somewhat dependent upon prevailing interest rates.

Securities gains totaled $1.8 million and $1.9 million for the three and nine months ended September 30, 2020, respectively.  By comparison, securities losses totaled $3 thousand and $56 thousand for the three and nine months ended September 30, 2019.  As part of a balance sheet deleverage strategy in the third quarter 2020, the Company sold select securities at gains to help offset the cost of prepaying select high-cost borrowings.

Earnings on BOLI increased 3% comparing the third quarter of 2020 to the third quarter of 2019, and remained constant comparing the first nine months of 2020 to the first nine months of 2019. There were no purchases of BOLI within the last 12 months. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets and can lead to volatility in earnings.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 7% comparing the third quarter of 2020 to the third quarter of the prior year, and decreased 4% comparing the first nine months

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

of 2020 to the first nine months of 2019. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a retail deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 16% comparing the third quarter of 2020 to the third quarter of the prior year, and increased 10% comparing the first nine months of 2020 to the first nine months of 2019. The fees are generally included in the earnings credit rates which incent the correspondent bank to maintain higher levels of noninterest bearing deposits to offset the correspondent banking fees. Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 192 banks in Iowa, Illinois, Missouri and Wisconsin.

Other noninterest income increased 23% comparing the third quarter of 2020 to the third quarter of the prior year, and decreased 6% comparing the first nine months of 2020 to the first nine months of 2019.  The increase in the third quarter of 2020 was primarily due to one-time VISA conversion fee income.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended
	September 30,	September 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$25,999	$24,215	$1,784	7.4%
Occupancy and equipment expense	3,807	3,860	(53)	(1.4)
Professional and data processing fees	3,758	4,030	(272)	(6.7)
Post-acquisition compensation, transition and integration costs	(32)	884	(916)	(103.6)
Disposition costs	192	—	192	100.0
FDIC insurance, other insurance and regulatory fees	1,301	542	759	140.0
Loan/lease expense	403	221	182	82.4
Net cost of (income from) and gains/losses on operations of other real estate	16	2,078	(2,062)	(99.2)
Advertising and marketing	750	1,056	(306)	(29.0)
Bank service charges	488	502	(14)	(2.8)
Loss on liability extinguishment	1,874	148	1,726	1,166.2
Correspondent banking expense	205	209	(4)	(1.9)
Intangibles amortization	531	560	(29)	(5.2)
Loss on sale of subidiary	305	—	305	100.0
Other	1,241	1,640	(399)	(24.3)
Total noninterest expense	$40,838	$39,945	$893	2.2%

	Nine Months Ended
	September 30,	September 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$65,822	$67,843	$(2,021)	(3.0)%
Occupancy and equipment expense	11,587	11,087	500	4.5
Professional and data processing fees	10,773	9,811	962	9.8
Post-acquisition compensation, transition and integration costs	189	1,727	(1,538)	(89.1)
Disposition costs	626	—	626	100.0
FDIC insurance, other insurance and regulatory fees	2,892	2,432	460	18.9
Loan/lease expense	970	748	222	29.7
Net cost of (income from) and gains/losses on operations of other real estate	(303)	3,557	(3,860)	(108.5)
Advertising and marketing	1,984	2,878	(894)	(31.1)
Bank service charges	1,493	1,494	(1)	(0.1)
Losses on liability extinguishment, net	2,450	148	2,302	1,555.4
Correspondent banking expense	633	619	14	2.3
Intangibles amortization	1,628	1,706	(78)	(4.6)
Goodwill Impairment	500	—	500	100.0
Loss on sale of subsidiary	305	—	305	100.0
Other	3,842	4,891	(1,049)	(21.4)
Total noninterest expense	$105,391	$108,941	$(3,550)	(3.3)%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the third quarter of 2019 to the third quarter of 2020 by 7%.  The increased expense was primarily related to increased incentive compensation driven by strong financial results and higher swap fee income.   This line item decreased 3% when comparing the first nine months of 2020 to the first nine months of 2019. The decrease was primarily related to the sale of RB&T and deferred costs due to PPP loans.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Occupancy and equipment expense decreased 1% comparing the third quarter of 2020 to the same period of the prior year, and increased 5% comparing the first nine months of 2020 to the same period of the prior year. The increased expense for the nine months of 2020 was due to higher information technology service contract costs and increases in repairs and maintenance costs to existing buildings.

Professional and data processing fees decreased 7% comparing the third quarter of 2020 to the same period in 2019.  The decrease was primarily due to legal fees incurred in the third quarter of 2019 related to the sale of RB&T.  Professional and data processing fees increased 10% comparing the first nine months of 2020 to the same period of the prior year. This increased expense was mostly due to higher data processing costs.

Post-acquisition costs decreased 104% comparing the third quarter of 2020 to the same period in 2019.    Post-acquisition costs totaled $189 thousand for the first nine months of 2020 as compared to $1.7 million for the same period of the prior year.  These costs were comprised primarily of personnel costs, IT integration and data conversion costs related to previous mergers/acquisitions.

Disposition costs totaled $192 thousand for the third quarter of 2020 and $626 thousand for the first nine months of 2020. The costs were comprised primarily of legal, accounting, personnel costs and IT deconversion costs related to the sale of Bates Companies in the third quarter of 2020 and the sale of RB&T in the fourth quarter of 2019.  There were no disposition costs for the third quarter or first nine months of 2019.

FDIC insurance, other insurance and regulatory fee expense increased 140%, comparing the third quarter of 2020 to the third quarter of 2019, and increased 19% comparing the first nine months of 2020 to the same period of the prior year. The increase in expense was due to an increase in the asset size of the Company in 2020 as well as a credit to FDIC insurance assessments received in 2019.

Loan/lease expense increased 82% when comparing the third quarter of 2020 to the same quarter of 2019, and increased 30% comparing the first nine months of 2020 to the same period of the prior year. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net cost from and gains/losses on operations of other real estate totaled $16 thousand for the third quarter of 2020, compared to net cost of and gains/losses on operations of other real estate of $2.1 million for the third quarter of 2019.  Net income from and gains/losses on operations of other real estate totaled $303 thousand for the first nine months of 2020 compared to net cost of and gains/losses on operations of other real estate of $3.6 million for the same period of the prior year.  In the first nine months of 2020, the Company has sold OREO property of $4 million with corresponding gains of $369 thousand. In the third quarter of 2019, the Company wrote down an OREO property by $2.0 million.

Advertising and marketing expense decreased 29% comparing the third quarter of 2020 to the third quarter of 2019, and decreased 31% comparing the first nine months of 2020 to the same period of the prior year. The decrease in expense was primarily due to the sale of RB&T.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, decreased 3% when comparing the third quarter of 2020 to the same quarter of 2019, and remained stable when comparing the first nine months of 2020 to the same period of the prior year.  As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses is expected to also increase.

Losses on liability extinguishment were $1.9 million for the third quarter of 2020 and $2.5 million for the first nine months of 2020. These losses relate to the prepayment of certain FHLB advances, high-cost brokered and public certificates of deposit. Losses on liability extinguishment were $148 thousand for the three and nine months ended September 30, 2019. These losses relate to the prepayment of certain FHLB advances.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Correspondent banking expense decreased 2% when comparing the third quarter of 2020 to the third quarter of 2019 and increased 2% when comparing the first nine months of 2020 to the same period of the prior year.  These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense decreased 5% when comparing the third quarter of 2020 to the same quarter of 2019, and decreased 5% when comparing the first nine months of 2020 to the same period of the prior year. The first nine months  of 2019 included $109 thousand of an adjustment to intangible amortization expense related to the finalization of purchase accounting related to the acquisition of the Bates Companies.

Goodwill impairment expense totaled $500 thousand in the first nine months of 2020 related to the sale of the Bates Companies.  There was no goodwill impairment expense in the first nine months of 2019.

Loss on sale of subsidiary totaled $305 thousand in the first three and nine months of 2020 related to the sale of the Bates Companies.  See Note 10 to the Consolidated Financial Statements for further discussion on the sale of the Bates Companies.  There was no loss on sale of subsidiary in the first nine months of 2020.

Other noninterest expense decreased 24% when comparing the third quarter of 2020 to the third quarter of 2019, and decreased 21% when comparing the first nine months of 2020 to the same period of the prior year. This was primarily due to the sale of RB&T.  Included in other noninterest expense are items such as subscriptions, sales and use tax and expenses related to wealth management.

INCOME TAXES

In the third quarter of 2020, the Company incurred income tax expense of $4.0 million.  During the first nine months of the year, the Company incurred income tax expense of $8.7 million. Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$4,486	21.0%	$3,920	21.0%	$10,712	21.0%	$10,411	21.0%
Tax exempt income, net	(1,350)	(6.3)	(1,169)	(6.3)	(3,822)	(7.5)	(3,344)	(6.7)
Bank-owned life insurance	(101)	(0.5)	(103)	(0.6)	(271)	(0.5)	(303)	(0.6)
State income taxes, net of federal benefit, current year	1,003	4.7	964	5.2	2,456	4.8	2,384	4.8
Tax credits	(116)	(0.5)	(39)	(0.2)	(348)	(0.7)	(116)	(0.2)
True-up adjustment to year-end provision	—	—	—	—	—	—	(715)	(1.4)
Excess tax benefit on stock options exercised and restricted stock awards vested	14	0.1	(54)	(0.3)	(248)	(0.5)	(208)	(0.4)
Other	80	0.4	54	0.3	219	0.5	(50)	(0.2)
Federal and state income tax expense	$4,016	18.8%	$3,573	19.1%	$8,698	17.1%	$8,059	16.3%

The effective tax rate for the quarter ended September 30, 2020 was 18.8%, which was a modest decrease from the effective tax rate of 19.1% for the quarter ended September 30, 2019.   The effective tax rate for the nine months ended September 30, 2020 was 17.1%, which was an modest increase over the effective tax rate of 16.3% for the nine months ended September 30, 2019.  During the first quarter of 2019 and in conjunction with the Company’s year-end tax preparation process, the Company identified a one-time true-up adjustment of $715 thousand.  Excluding this, the Company’s effective tax rate was approximately 17.7% for the nine months ended September 30, 2019.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.  On November 30, 2019, the Company sold substantially all of the assets and transferred substantially all of the deposits and certain other liabilities of the Company’s wholly-owned subsidiary, RB&T.  As a result, those assets and liabilities of RB&T are not included in the Company’s results of its financial condition as of September 30, 2020, June 30, 2020 and December 31, 2019, the removal of which impacts balance sheet comparisons to September 30, 2019.

	As of
	September 30, 2020		June 30, 2020		December 31, 2019		September 30, 2019
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$371,600	6%	$231,477	4%	$233,945	5%	$288,934	5%
Securities	782,088	13%	748,883	13%	611,341	12%	555,409	10%
Net loans/leases	4,168,395	72%	4,079,432	73%	3,654,204	75%	3,574,154	68%
Derivatives	236,381	4%	225,164	4%	87,827	2%	104,418	2%
Other assets	306,096	5%	309,040	6%	309,767	6%	303,920	6%
Assets held for sale	—	-%	10,765	-%	11,966	-%	465,547	9%
Total assets	$5,864,560	100%	$5,604,761	100%	$4,909,050	100%	$5,292,382	100%

Total deposits	$4,672,268	79%	$4,349,775	78%	$3,911,051	80%	$3,802,241	72%
Total borrowings	226,962	4%	376,250	7%	278,955	5%	320,457	6%
Derivatives	244,510	4%	233,589	4%	88,437	2%	109,242	2%
Other liabilities	148,207	3%	87,539	1%	90,253	2%	70,169	1%
Liabilities held for sale	—	-%	1,588	0%	5,003	-%	470,530	9%
Total stockholders' equity	572,613	10%	556,020	10%	535,351	11%	519,743	10%
Total liabilities and stockholders' equity	$5,864,560	100%	$5,604,761	100%	$4,909,050	100%	$5,292,382	100%

During the third quarter of 2020, the Company's total assets increased $259.8 million, or 5% from June 30, 2020, to a total of $5.9 billion. The Company’s net loans/leases increased $89.0 million in the third quarter of 2020. Total deposits increased $322.5 million in the third quarter of 2020 primarily due to an increase in noninterest-bearing demand deposits.  Borrowings decreased $149.3 million in the third quarter of 2020 which consisted primarily of a decrease in FRB borrowings of $100.0 million, a decrease in overnight FHLB advances of $55.0 million and a decrease in short-term FHLB advances of $50.0 million of which all were offset by an issuance of $50.0 million of subordinated notes. During the quarter, the Company had significant core deposit growth mostly from its correspondent banking clients.  The outsized deposit growth exceeded the strong loan growth and led to the Company carrying excess liquidity during the quarter.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company's securities portfolio by type, the percentage of unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	September 30, 2020		June 30, 2020		December 31, 2019		September 30, 2019
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. govt. sponsored agency securities	$18,437	2%	$17,472	2%	$20,078	3%	$21,268	4%
Municipal securities	569,075	73%	526,192	71%	447,853	73%	391,329	71%
Residential mortgage-backed and related securities	134,147	17%	145,672	19%	120,587	20%	123,880	22%
Asset-backed securities	40,665	5%	39,797	5%	16,887	3%	10,957	2%
Other securities	19,764	3%	19,750	3%	5,936	1%	7,975	1%
	$782,088	100%	$748,883	100%	$611,341	100%	$555,409	100%

Securities as a % of Total Assets	13.34%		13.36%		12.45%		11.51%
Net Unrealized Gains as a % of Amortized Cost	4.62%		4.16%		4.88%		4.54%
Duration (in years)	6.6		6.3		6.7		6.5
Yield on investment securities (tax equivalent)	3.66%		3.77%		3.80%		3.85%

Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in any of the periods presented.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities. The asset-backed securities, which are comprised of collateral loan obligations, are backed by pools of senior secured commercial loans and were AAA rated as of September 30, 2020.

See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases, excluding PPP loans (non-GAAP), grew 11.5% on an annualized basis during the third quarter of 2020 and 7.2% year-to-date.  The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following table.

	As of
	September 30, 2020		June 30, 2020		December 31, 2019		September 30, 2019
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I loans*	$1,823,049	43%	$1,850,110	45%	$1,507,825	41%	$1,469,978	41%
CRE loans	1,999,715	47%	1,869,162	45%	1,736,396	47%	1,687,922	46%
Direct financing leases	73,011	2%	79,105	2%	87,869	2%	92,307	3%
Residential real estate loans	245,032	6%	241,069	6%	239,904	7%	245,667	7%
Installment and other consumer loans	102,471	2%	99,150	2%	109,352	3%	106,540	3%
Total loans/leases	$4,243,278	100%	$4,138,596	100%	$3,681,346	100%	$3,602,414	100%
Plus deferred loan/lease origination costs, net of fees	4,699		1,663		8,859		7,856
Less allowance	(79,582)		(60,827)		(36,001)		(36,116)
Net loans/leases	$4,168,395		$4,079,432		$3,654,204		$3,574,154

*Includes PPP loans totaling $357.5 million and $358.1 million as of September 30, 2020 and June 30, 2020, respectively.

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of  September 30, 2020 and June 30, 2020, approximately 24% and 25% of the CRE loan portfolio was owner-occupied, respectively.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company's CRE loan portfolio:

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2020		2020		2019		2019
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Residential Buildings	$661,562	33%	545,026	29%	$465,172	27%	$403,766	24%
Lessors of Nonresidential Buildings	578,837	29%	$593,063	32%	553,142	32%	544,337	32%
Hotels	71,435	4%	70,675	4%	63,720	4%	61,199	4%
New Housing For-Sale Builders	47,733	2%	56,229	3%	55,525	3%	45,419	3%
Land Subdivision	46,877	2%	55,555	3%	46,318	2%	46,144	3%
Nonresidential Property Managers	44,293	2%	44,887	2%	48,059	3%	53,581	3%
Lessors of Other Real Estate Property	41,883	2%	40,248	2%	39,297	2%	38,492	2%
Other Activities Related to Real Estate	41,403	2%	38,044	2%	42,060	2%	36,212	2%
Other *	465,692	24%	425,435	23%	423,103	23%	458,772	27%
Total CRE Loans	$1,999,715	100%	$1,869,162	100%	$1,736,396	99%	$1,687,922	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $34.8 million, or approximately 1.7% of total CRE loans in the most recent period presented.

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

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2020		2020		2019		2019
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$59,906	25%	$59,782	26%	$55,749	24%	$43,489	19%
Manufacturing - General	18,914	8%	16,939	7%	15,847	7%	16,952	7%
Food Processing Equipment	16,219	7%	16,244	7%	16,742	7%	15,622	7%
Construction - General	14,198	6%	15,156	7%	16,236	7%	16,295	7%
Marine - Travelifts	12,666	5%	11,642	5%	11,556	5%	11,819	5%
Computer Hardware	10,930	5%	11,385	5%	11,509	5%	8,350	4%
Trailers	9,071	4%	9,541	4%	9,907	4%	9,603	4%
Other *	93,194	40%	92,071	39%	92,301	41%	107,931	47%
Total m2 loans and leases	$235,098	100%	$232,760	100%	$229,847	100%	$230,061	100%

*     “Other” consists of all other equipment types. None of these had concentrations greater than 3% of total m2 loan and lease portfolio in the most recent period presented.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's loan and lease portfolio.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

Changes in the allowance for the three and nine months ended September 30, 2020 and 2019 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

	(dollars in thousands)

Balance, beginning	$60,827	$41,104	$36,001	$39,847
Reclassification of allowance related to held for sale loans	—	(6,122)	—	(6,122)
Provisions charged to expense	20,342	1,584	48,624	5,659
Loans/leases charged off	(1,819)	(741)	(5,604)	(3,953)
Recoveries on loans/leases previously charged off	232	291	561	685
Balance, ending	$79,582	$36,116	$79,582	$36,116

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

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	September 30, 2020	June 30, 2020	December 31, 2019	September 30, 2019

	(dollars in thousands)

Special Mention (Rating 6)	$79,587	$104,608	$19,952	$23,195
Substandard (Rating 7)	70,409	39,855	33,649	31,386
Doubtful (Rating 8)	—	—	—	—
	$149,996	$144,463	$53,601	$54,581

Criticized Loans **	$149,996	$144,463	$53,601	$54,581
Classified Loans ***	$70,409	$39,855	$33,649	$31,386

Criticized Loans as a % of Total Loans/Leases	3.53%	3.49%	1.45%	1.51%
Classified Loans as a % of Total Loans/Leases	1.66%	0.96%	0.91%	0.87%

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

Criticized loans increased 4% and classified loans increased 77% from June 30, 2020 to September 30, 2020.  Criticized loans increased 180% during the first nine months of 2020 primarily due to loans related to borrowers in industries impacted by COVID-19.  Classified loan increased 109% during the first nine months of 2020.  The increase in classified loans was primarily due to loans related to borrowers in industries impacted by COVID-19.    The Company continues its strong focus on improving credit quality in an effort to limit NPLs. See further discussion on industries impacted by COVID-19 in the “Provision for Loan/Lease Losses” section of this report.

	As of
	September 30, 2020	June 30, 2020	December 31, 2019	September 30, 2019
Allowance / Gross Loans/Leases	1.87%	1.47%	0.98%	1.00%
Allowance / NPLs	424.57%	463.69%	403.87%	401.56%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Although management believes that the allowance at September 30, 2020 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Based on current economic indicators, the Company increased the economic allocations within the allowance for loan losses calculation.  The Company anticipates that the allowance for loan losses as a percent of total loans may increase in future periods based on the belief that the credit quality of the loan portfolio could decline and loan defaults may increase as a result of the COVID-19 pandemic.  Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's allowance.

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of September 30,	As of June 30,	As of December 31,	As of September 30,
	2020	2020	2019	2019

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$17,597	$12,099	$7,902	$8,231
Accruing loans/leases past due 90 days or more	86	99	33	—
TDRs - accruing	1,061	920	979	763
Total NPLs	18,744	13,118	8,914	8,994
OREO	125	157	4,129	4,248
Other repossessed assets	110	25	41	—
Total NPAs	$18,979	$13,300	$13,084	$13,242

NPLs to total loans/leases	0.44%	0.32%	0.24%	0.25%
NPAs to total loans/leases plus repossessed property	0.45%	0.32%	0.35%	0.37%
NPAs to total assets	0.32%	0.24%	0.27%	0.27%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $204 thousand at September 30, 2020, $352 thousand at June 30, 2020, $747 thousand at December 31, 2019, and $933 thousand at September 30, 2019.

NPAs at September 30, 2020 were $19.0 million, up $5.7 million from June 30, 2020 and up $5.7 million from September 30, 2019.  The increase in NPAs in the third quarter of 2020 was primarily due to several isolated relationships that experienced degradation not directly related to COVID-19. The ratio of NPAs to total assets was 0.32% at September 30, 2020, up from 0.24% at June 30, 2020 and up from 0.27% at September 30, 2019.

The large majority of the NPAs consist of nonaccrual loans/leases and accruing TDRs. For nonaccrual loans/leases and accruing TDRs, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.

OREO is carried at the lower of carrying amount or fair value less costs to sell.

The Company's lending/leasing practices remain unchanged and asset quality remains a priority for management.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Due to the economic impacts of COVID-19, the Company established its LRP for its clients.  The LRP allows borrowers to request the deferral of principal and interest payments for an agreed upon term.  Those deferred payments will be added to the end of the original term of the loan through a three month extension of the maturity date.  The CARES Act includes provisions that allow financial institutions to elect to not apply GAAP requirements to loan modifications related to COVID-19 that would otherwise be categorized as a TDR, including arrangements that defer or delay payments of principal or interest for up to 90 days.  The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur beginning on March 1, 2020 until the earlier of sixty days after the date on which the national emergency related to COVID-19 is terminated or December 31, 2020.  The Company expects that the majority of LRP participants will not be categorized as a TDR by meeting the CARES Act provisions. Since implementing the program, the Company has provided 1,498 bank modifications of loans to commercial and consumer clients totaling $522 million and 953 m2 modifications of loans and leases totaling $53 million for a combined 2,451 modifications totaling $575 million, representing 13.53% of the total loan and lease portfolio.  As of September 30, 2020, the majority of customers have resumed regularly scheduled payments with only 238 total loans/leases representing $83 million, or 1.95% of total loans/leases, receiving a second deferral under the LRP.

DEPOSITS

Deposits increased $322.5 million during the third quarter of 2020, primarily due to an increase in interest bearing correspondent deposits, net of prepayment of large brokered certificates of deposits. The table below presents the composition of the Company's deposit portfolio.

	As of
	September 30, 2020		June 30, 2020		December 31, 2019		September 30, 2019
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$1,175,085	25%	$1,177,482	27%	$777,224	20%	$782,232	21%
Interest bearing demand deposits	2,938,194	63%	2,488,755	57%	2,407,502	61%	2,245,557	59%
Time deposits	499,021	11%	560,982	13%	571,343	15%	536,352	14%
Brokered deposits	59,968	1%	122,556	3%	154,982	4%	238,100	6%
	$4,672,268	100%	$4,349,775	100%	$3,911,051	100%	$3,802,241	100%

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

	As of
	September 30, 2020	June 30, 2020	December 31, 2019	September 30, 2019

	(dollars in thousands)

Overnight repurchase agreements	$—	$2,368	$2,193	$2,421
Federal funds purchased	30,430	22,450	11,230	16,105
Overnight federal reserve borrowings	—	100,000	—	—
	$30,430	$124,818	$13,423	$18,526

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

The table below presents the Company's term and overnight FHLB advances.

	As of
	September 30, 2020	June 30, 2020	December 31, 2019	September 30, 2019
	(dollars in thousands)

Term FHLB advances	$40,000	$90,000	$50,000	$60,000
Overnight FHLB advances	—	55,000	109,300	135,800
	$40,000	$145,000	$159,300	$195,800

FHLB advances decreased $105.0 million in the current quarter compared to the prior quarter due to the increase in core deposits that allowed for overnight and term FHLB advances to mature without renewal.

The Company renewed its revolving credit note in the second quarter of 2020.  At renewal, the line amount was increased from $20.0 million to $25.0 million.  The interest on the revolving line of credit is now calculated at a rate per annum equal to the greater of (a) Prime less 0.50% and (b) 3.00% per annum.  Prior to the renewal, the interest on the revolving line of credit was calculated at the effective LIBOR rate plus 2.25% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.  There was no outstanding balance on the revolving line of credit at September 30, 2020.

On September 14, 2020, the Company completed a private offering of $50.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on September 15, 2030.  The subordinated notes, which qualify as Tier 2 capital for the Company, will bear interest at a fixed rate of 5.125% per year, from and including September 14, 2020 to, but excluding September 15, 2025 or earlier redemption.  From and including September 15, 2025 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate, which is expected to be the then three-month Term SOFR, plus 500 basis points.  Interest on the subordinated notes is payable quarterly, commencing on December 15, 2020.  The notes are redeemable, in whole or in part, at any time upon the occurrence of certain events.  The subordinated notes may be redeemed at the Company’s option, in whole or in part, on any interest payment date on or after September 15, 2025, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.  The

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Company had subordinated notes totaling $118.6 million as of September 30, 2020, up from $68.4 million as of December 31, 2019.

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

	September 30, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

	(dollars in thousands)
Year ending December 31:
2020	$99,968	0.27%	$200,110	0.85%
2021	—	—	43,887	1.82
2022	—	—	50,285	1.79
2023	—	—	20,000	1.84
Total Wholesale Funding	$99,968	0.27%	$314,282	1.20%

During the first nine months of 2020, wholesale funding decreased $214.3 million as the Company grew core deposits to build on balance sheet liquidity and the Company used a portion of that excess liquidity to prepay FHLB advances and brokered certificates of deposits.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	September 30, 2020	June 30, 2020	December 31, 2019	September 30, 2019

	(dollars in thousands)

Common stock	$15,792	$15,791	$15,828	$15,790
Additional paid in capital	275,122	274,315	274,785	273,475
Retained earnings	283,480	267,081	245,836	230,892
AOCI (loss)	(1,781)	(1,167)	(1,098)	(414)
Total stockholders' equity	$572,613	$556,020	$535,351	$519,743

TCE / TA ratio (non-GAAP)	8.42%	8.48%	9.25%	8.20%

*     TCE is defined as total common stockholders' equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

As it relates to the Company’s TCE/TA, the Company experienced modest net dilution as TCE/TA fell slightly from 8.48% to 8.42%, which was primarily driven by an inflated balance sheet at quarter-end.  Excluding the impact of PPP loans, the adjusted TCE/TA at September 30, 2020 was 8.89% (non-GAAP).

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $321.7 million during the third quarter of 2020 and $327.9 million during the first nine months of 2020. The Company's on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

The Company has been able to access available funding sources to address liquidity needs during the COVID-19 pandemic.  In addition, the Company has been able to pledge the PPP loans to the Federal Reserve as part of its operational line of credit.

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

At September 30, 2020, the subsidiary banks had 28 lines of credit totaling $749.9 million, of which $293.9 million was secured and $456.0 million was unsecured. At September 30, 2020, the Company had $749.9 million of the $749.9 million available.

At December 31, 2019, the subsidiary banks had 27 lines of credit totaling $380.6 million, of which $45.3 million was secured and $335.3 million was unsecured. At December 31, 2019, the full $380.6 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $25.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2021. At September 30, 2020, the full $25.0 million was available.

As of September 30, 2020, the Company had $849.6 million in average correspondent banking deposits spread over 192 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $837.8 million during the first nine months of 2020, compared to $235.1 million for the same period of 2019. The net decrease in federal funds sold was $9.3 million for the first nine months of 2020, compared to a net decrease of $17.1 million for the same period of 2019. The net increase in interest-bearing deposits at financial institutions was $154.2 million for the first nine months of 2020, compared to a net increase of $57.2 million for the same period of 2019. Proceeds from calls, maturities, and paydowns of securities were $72.3 million for the first nine months of 2020, compared to $45.7 million for the same period of 2019. Purchases of securities used cash of $255.5 million for the first nine months of 2020, compared to $28.1 million for the same period of 2019. Proceeds from sales of securities were $28.6 million for the first nine months of 2020, compared to $33.1 million in proceed from sales of securities for the first nine months of 2019. The net increase in loans/leases used cash of $555.3 million for the first nine months of 2020 compared to $237.3 million for the same period of 2019.

Financing activities provided cash of $701.2 million for the first nine months of 2020, compared to $206.1 million for same period of 2019. Net increases in deposits totaled $731.4 million for the first nine months of 2020, compared to $277.0 million for the same period of 2019. During the first nine months of 2020, the Company's short-term borrowings increased

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

$17.0 million, compared to a decrease in short-term borrowings of $9.1 million for the same period of 2019. Long-term FHLB advances increased $125.0 million during the first nine months of 2020, compared to $25.0 million for the same period of 2019.  In the first nine months of 2020, the Company decreased short-term and overnight FHLB advances by $109.3 million.  Maturities and principal payments on FHLB term advances totaled $81.6 million in the first nine months of 2020.  Prepayments of FHLB advances totaled $55.3 million in the first nine months of 2020.  In the first nine months of 2019, the Company decreased short-term and overnight FHLB advances by $16.0 million.  Maturities and principal payments on FHLB term advances totaled $35.0 million and on other borrowings totaled $20.99 million in the first nine months of 2019.  Prepayments on FHLB term advances totaled $33.2 million and on other borrowings totaled $46.3 million in the first nine months of 2019.  Prepayments on brokered and public time deposits totaled $29.4 million during the first nine months of 2020.  During the first nine months of 2020, proceeds from subordinated notes were $50.0 million. During the first nine months of 2019, proceeds from subordinated notes were $63.4 million.

Total cash provided by operating activities was $129.3 million for the first nine months of 2020, compared to $46.1 million for the same period of 2019.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of September 30,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2020	2019	2018

100 basis point downward shift	(10.0)%	0.3%	0.5%	0.7%
200 basis point upward shift	(10.0)%	2.1%	1.2%	(2.7)%
300 basis point upward shock	(25.0)%	11.4%	4.9%	(9.0)%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at September 30, 2020 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of September 30, 2020. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

The outbreak of COVID-19 has led to an economic recession and other severe disruptions in the U.S. economy and has adversely disrupted banking and other financial activity and industries in the areas in which the Company operates.  As a result, we are seeing the impact of COVID-19 on our business, and we believe that it could be significant, adverse and potentially material.

Currently, COVID-19 is continuing to spread through the United States and the world. The spread of highly infectious or contagious diseases could cause, and the spread of COVID-19 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. The resulting concerns on the part of the U.S. and global populations have resulted in a recessionary environment, reduced economic activity and caused significant volatility in the global stock markets. The Company has experienced disruptions across the Company’s business due to these effects, leading to decreased earnings and slowdowns in loan collections.

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

COVID-19 has impacted and will likely continue to impact businesses’ and consumers’ financial ability to borrow money, which would negatively impact loan volumes. In addition, certain of the Company’s borrowers are in or have exposure to the hotel, restaurant, arts/entertainment/recreation and retail  industries and are located in areas that are or were quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on the Company’s direct lease financing, commercial real estate and consumer loan portfolios. Any new or prolonged quarantine or stay-at-home orders would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

As a result of the COVID-19 pandemic we may experience adverse financial consequences due to a number of other factors, including, but not limited to:

●	increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures;

●	ratings downgrades, credit deterioration and defaults in many industries, including hotel, restaurant, transportation, long-term healthcare, retail and commercial real estate, which may lead to increased provision expense;
●	a sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets;
●	as a result of the decline in the Federal Reserve’s target federal funds rate to near 0% (or possibly below 0% in the future), the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and reducing net income;
●	a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill and other intangible assets that could result in an impairment charge being recorded for that period, and adversely impact our results of operations and the ability of our subsidiary banks to pay dividends to us;
●	the negative effect on earnings resulting from the subsidiary banks modifying loans and agreeing to loan payment deferrals due to the COVID-19 crisis;
●	a decrease in fees for customer services;
●	a reduction in the value of the assets that the Company manages or otherwise administers or services for others, affecting related fee income and demand for the Company’s services;
●	increased demand on our liquidity as we meet borrowers’ needs and cover expenses related to our business continuity plan;
●	the potential for reduced liquidity and its negative effect on our capital and leverage ratios;
●	federal and state taxes may increase, including as a result of the effects of the pandemic on governmental budgets, which could reduce our net income;
●	FDIC premiums could increase if the agency experiences additional resolution costs;
●	increased cyber and payment fraud risk due to increased online and remote activity; and
●	other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.

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

The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The subsidiary banks are participating as lenders in the PPP.  The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Although Congress authorized an additional $310 billion funding for PPP loans, the program was closed on August 8, 2020 prior to the exhaustion of these additional funds. It is unknown whether Congress will again authorize additional PPP loan funding.

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

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  The Company suspended the repurchase of shares on March 16, 2020 due to the uncertainties related to the COVID-19 pandemic. It is undecided whether or when the Company will resume the repurchase of shares under this program in the future. All shares repurchased under the share repurchase program were retired.

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

July 1-31, 2020	—	—	100,932	699,068
August 1-31, 2020	—	—	100,932	699,068
September 1-30, 2020	—	—	100,932	699,068

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2020 and September 30, 2019; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and September 30, 2019; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2020 and September 30, 2019; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	November 6, 2020	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	November 6, 2020	/s/ Todd A. Gipple
Todd A. Gipple, President
Chief Operating Officer
Chief Financial Officer

Date	November 6, 2020	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)