Form 10-K
period 2020-12-31
QCR HOLDINGS INC
filed 2021-03-12
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  [   ]  No  [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The Nasdaq Global Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $474,998,914.

As of February 28, 2021 the Registrant had outstanding 15,826,953 shares of common stock, $1.00 par value per share.

Documents incorporated by reference:

Part III of Form 10-K  incorporates by reference portions of the proxy statement for annual meeting of stockholders to be held in May 2021.

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

Part I

Item 1.    Business

General. QCR Holdings, Inc. is a multi-bank holding company headquartered in Moline, Illinois, that was formed in February 1993 under the laws of the state of Delaware. In 2016, the Company elected to operate as a financial holding company under the BHCA. The Company serves the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, Des Moines/Ankeny and Springfield communities through the following four wholly-owned banking subsidiaries (collectively, the “Banks”), which provide full-service commercial and consumer banking and trust and asset management services:

●	Quad City Bank & Trust (QCBT), which is based in Bettendorf, Iowa, and commenced operations in 1994;
●	Cedar Rapids Bank & Trust (CRBT), which is based in Cedar Rapids, Iowa, and commenced operations in 2001;
●	Community State Bank (CSB), which is based in Ankeny, Iowa, and was acquired in 2016; and
●	Springfield First Community Bank (SFCB), which is based in Springfield, Missouri, and was acquired in 2018.

On August 12, 2020, the Company sold the Bates Companies, headquartered in Rockford, Illinois.  Since October 1, 2018, the date of acquisition, the Company provided wealth management services to the Rockford community through the Bates Companies.

On November 30, 2019, the Company sold substantially all of the assets and transferred substantially all of the deposits and certain other liabilities of the Company’s wholly-owned subsidiary, RB&T.  Prior to this time, the Company provided full service banking services to the Rockford community through RB&T.

On July 1, 2018, the Company merged with Springfield Bancshares, the holding company of SFCB, headquartered in Springfield, Missouri.  From that time, the Company has operated SFCB as an independent banking subsidiary.

See Note 2 to the Consolidated Financial Statements for further discussion on mergers, acquisitions and sales.

The Company engages in direct financing lease contracts through m2, a wholly-owned subsidiary of QCBT based in Brookfield, Wisconsin.

Subsidiary Banks. Segments of the Company have been established by management as defined by the structure of the Company’s internal organization, focusing on the financial information that the Company’s operating decision-makers routinely use to make decisions about operating matters. The Company’s Commercial Banking business is geographically divided by markets into the operating segments corresponding to the four subsidiary banks wholly-owned by the Company: QCBT, CRBT, CSB and SFCB. See the Consolidated Financial Statements incorporated herein generally, and Note 23 to the Consolidated Financial Statements specifically, for additional business segment information.

QCBT was capitalized on October 13, 1993, and commenced operations on January 7, 1994. QCBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. QCBT provides full service commercial, correspondent, and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices located in Bettendorf and Davenport, Iowa and in Moline, Illinois. QCBT, on a consolidated basis with m2, had total segment assets of $2.15 billion and $1.68 billion as of December 31, 2020 and 2019, respectively.

CRBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. The Company commenced operations in Cedar Rapids in June 2001, operating as a branch of QCBT. The Cedar Rapids branch operation then began functioning under the CRBT charter in September of 2001. Acquired branches of CNB operate as a division of CRBT under the name “Community Bank & Trust.”  CRBT provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids, Marion and Waterloo/Cedar Falls, Iowa and adjacent communities through its eight facilities. The headquarters for CRBT is located in downtown Cedar Rapids with three other branches located in Cedar Rapids, one branch in Marion, two branches located in Waterloo and one branch located in Cedar Falls. CRBT had total segment assets of $1.95 billion and $1.57 billion as of December 31, 2020 and 2019, respectively.

CSB is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. CSB was acquired by the Company in 2016. CSB provides full-service commercial and consumer banking to Des Moines, Iowa and adjacent communities through its headquarters located in Ankeny, Iowa and its nine other branch facilities throughout the greater Des Moines area. CSB had total segment assets of $1.0 billion and $853.8 million as of December 31, 2020 and 2019, respectively.

SFCB is a Missouri-chartered commercial bank that is a member of the Federal Reserve System. SFCB was acquired by the Company in 2018 through a merger with Springfield Bancshares.  SFCB provides full-service commercial and consumer banking to the Springfield, Missouri area through its headquarters located on Glenstone Avenue in Springfield and its branch facility located on East Primrose in Springfield.  SFCB had total segment assets of $780.0 million and $748.8 million as of December 31, 2020 and 2019, respectively.

Other Operating Subsidiaries. m2, which is based in Brookfield, Wisconsin, is engaged in the business of leasing machinery and equipment to C&I businesses under direct financing lease contracts.

Trust Preferred Subsidiaries. Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2020 and 2019:

		Amount Outstanding	Amount Outstanding		Interest	Interest
		as of	as of		Rate as of	Rate as of
Name	Date Issued	December 31, 2020	December 31, 2019	Interest Rate	December 31, 2020	December 31, 2019
QCR Holdings Statutory Trust II	February 2004	$10,310	$10,310	2.85% over 3-month LIBOR	3.10%	4.79%
QCR Holdings Statutory Trust III	February 2004	8,248	8,248	2.85% over 3-month LIBOR	3.10%	4.79%
QCR Holdings Statutory Trust V	February 2006	10,310	10,310	1.55% over 3-month LIBOR	1.79%	3.54%
Community National Statutory Trust II	September 2004	3,093	3,093	2.17% over 3-month LIBOR	2.41%	4.08%
Community National Statutory Trust III	March 2007	3,609	3,609	1.75% over 3-month LIBOR	1.97%	3.64%
Guaranty Bankshares Statutory Trust I	May 2005	4,640	4,640	1.75% over 3-month LIBOR	1.97%	3.64%
		$40,210	$40,210	Weighted Average Rate	2.48%	4.18%

Securities issued by all of the trusts listed above mature 30 years from the date of issuance, but are all currently callable at par at any time. Interest rate reset dates vary by trust.

Business. The Company’s principal business consists of attracting deposits and investing those deposits in loans/leases and securities. The deposits of the subsidiary banks are insured to the maximum amount allowable by the FDIC. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans/leases and securities and the interest paid on deposits and borrowings. The Company’s operating results are affected by economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities, as described more fully in this Form 10-K, including in Appendix A “Supervision and Regulation.”  Its operating results also can be affected by trust fees, investment advisory and management fees, deposit service charge fees, swap fee income, gains on the sale of residential real estate and government guaranteed loans, earnings from BOLI and other noninterest income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses, bank service charges, FDIC and other insurance, loan/lease expenses and other administrative expenses.

The Company and its subsidiaries collectively employed 714 and 697 FTEs at December 31, 2020 and 2019, respectively. The increase in FTEs during 2020 was primarily due to the addition of new positions created to build scale.

The Federal Reserve is the primary federal regulator of the Company, QCBT, CRBT, CSB and SFCB.  QCBT, CRBT and CSB are also regulated by the Iowa Superintendent of Banking and SFCB is regulated by the Missouri Division of Finance. The FDIC, as administrator of the DIF, also has regulatory authority over the subsidiary banks. See Appendix A “Supervision and Regulation” for more information on the federal and state statutes and regulations that are applicable to the Company and its subsidiaries.

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

In accordance with Iowa regulation, the legal lending limit to one borrower for QCBT, CRBT and CSB, calculated as 15% of aggregate capital, was $31.4 million, $36.5 million, and $17.3 million, respectively, as of December 31, 2020. In accordance with Missouri regulation, the legal lending limit to one borrower for SFCB, calculated as 15% of aggregate capital, totaled $13.6 million as of December 31, 2020.

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

	High Quality	Medium Quality	Low Quality
	(Risk Ratings 1-3)	(Risk Rating 4)	(Risk Ratings 5-8)

	(dollars in thousands)
QCBT	$17,250	$14,750	$10,000
CRBT	$16,000	$13,500	$9,250
CSB	$9,500	$8,000	$5,500
SFCB	$9,000	$7,500	$5,000
QCRH Consolidated	$25,000	$19,000	$12,500

The QCRH Consolidated amount represents the maximum amount of credit that all affiliated banks, when combined, will extend to a single borrowing entity or group of related entities, subject to certain exceptions.

In addition, m2’s in-house lending limit is $2.5 million to a single leasing entity or group of related entities, subject to certain exceptions.

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

Specifically, each subsidiary bank’s total loans as a percentage of average assets may not exceed 85%. In addition, following are established policy limits and the actual allocations for the subsidiary banks as of December 31, 2020 for the loan portfolio organized by loan type, reflected as a percentage of the subsidiary bank’s gross loans:

	QCBT		CRBT		CSB		SFCB
	Maximum		Maximum		Maximum		Maximum
	Percentage	As of	Percentage	As of	Percentage	As of	Percentage	As of
	per Loan	December 31,	per Loan	December 31,	per Loan	December 31,	per Loan	December 31,
Type of Loan *	Policy	2020	Policy	2020	Policy	2020	Policy	2020
One-to-four family residential	30%	11%	25%	7%	35%	10%	30%	14%
Multi-family	15%	5%	15%	11%	15%	8%	20%	11%
Farmland	5%	—%	5%	—%	15%	1%	5%	1%
Non-farm, nonresidential	50%	20%	50%	24%	50%	25%	50%	37%
Construction and land development	20%	11%	15%	13%	35%	22%	15%	10%
C&I	60%	34%	60%	36%	50%	25%	20%	20%
Loans to individuals	10%	1%	10%	1%	10%	1%	5%	1%
Lease financing	30%	4%	5%	—%	5%	—%	5%	—%
Bank stock loans	**	—	10%	—%	—%	—%	20%	—%
All other loans	15%	14%	10%	8%	15%	8%	15%	6%
		100%		100%		100%		100%

*   The loan types above are as defined and reported in the subsidiary banks’ quarterly Reports of Condition and Income (also known as Call Reports).

** QCBT’s maximum percentage for bank stock loans is 150% of risk-based capital (bank stock loan commitments are limited to 200% of risk-based capital). At December 31, 2020, QCBT’s bank stock loans totaled 41% of risk-based capital.

The following table presents total loans/leases by major loan/lease type and subsidiary as of December 31, 2020 and 2019. Residential real estate loans held for sale are included in residential real estate loans below.

									Consolidated
	QCBT		CRBT		CSB		SFCB		Total
	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
As of December 31, 2020
C&I loans	$732,363	46%	$601,387	44%	$230,835	32%	$162,138	26%	$1,726,723	41%
CRE loans	588,167	38%	690,539	51%	423,029	60%	405,894	65%	2,107,629	50%
Direct financing leases	66,016	4%	—	—%	—	—%	—	—%	66,016	1%
Residential real estate loans	134,712	9%	45,493	3%	41,673	6%	30,243	5%	252,121	6%
Installment and other consumer loans	26,916	2%	25,986	2%	12,376	2%	26,024	4%	91,302	2%
Deferred loan/lease origination costs, net of fees	8,588	1%	(1,349)	—%	(231)	—%	330	—%	7,338	—%
	$1,556,762	100%	$1,362,056	100%	$707,682	100%	$624,629	100%	$4,251,129	100%

As of December 31, 2019
C&I loans	$616,241	43%	$536,294	46%	$234,527	37%	$120,763	22%	$1,507,825	41%
CRE loans	455,389	42%	554,101	47%	350,159	55%	376,747	69%	1,736,396	47%
Direct financing leases	87,869	—%	—	—%	—	—%	—	—%	87,869	2%
Residential real estate loans	122,675	11%	49,544	4%	40,224	6%	27,461	5%	239,904	7%
Installment and other consumer loans	38,706	4%	35,362	3%	14,272	2%	21,012	4%	109,352	3%
Deferred loan/lease origination costs, net of fees	8,786	—%	(338)	—%	88	—%	323	—%	8,859	—%
	$1,329,666	100%	$1,174,963	100%	$639,270	100%	$546,306	100%	$3,690,205	100%

Proper pricing of loans is necessary to provide adequate return to the Company’s stockholders. Loan pricing, as established by the subsidiary banks’ internal loan committees, includes consideration for the cost of funds, loan maturity and risk, origination and maintenance costs, appropriate stockholder return, competitive factors, and the economic environment. The portfolio contains a mix of loans with fixed and floating interest rates. Management attempts to maximize the use of interest rate floors on its variable rate loan portfolio. Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk for more discussion on the Company’s management of interest rate risk.

In an effort to manage interest rate risk, the subsidiary banks will consider entering into back-to-back interest rate swaps with select commercial borrowers. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent on the pricing. The Banks enter an interest rate swap with the commercial borrower and an equal and offsetting interest rate swap with a larger financial institution counterparty. The Company has increased its focus on this business which has led to significantly increased noninterest income, stronger overall loan growth, and improved management of its interest rate risk.  The Company will continue to review opportunites to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company.  An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from year to year.  Future levels of swap fee income can be dependent upon prevailing interest rates and other market activity.

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

Following is a summary of the five largest industry concentrations within the C&I portfolio as of December 31, 2020 and 2019:

	2020	2019
	Amount	Amount
	(dollars in thousands)

Administration of urban planning & rural development	$138,514	$133,157
Bank holding companies	80,383	92,185
Hotels & motels	76,194	64,867
Offices of physicians	38,569	25,090
Skilled nursing care facilities	35,867	39,881

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

In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied CRE loans. Owner-occupied CRE loans are generally considered to have less risk. As of December 31, 2020 and 2019, approximately 24% and 26%, respectively, of the CRE loan portfolio was owner-occupied.

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

Following is a listing of the significant industries within the Company’s CRE loan portfolio as of December 31, 2020 and 2019:

	2020		2019
	Amount	%	Amount	%
	(dollars in thousands)

Lessors of Residential Buildings	$786,066	37%	$465,172	27%
Lessors of Nonresidential Buildings	567,759	27%	553,142	32%
Hotels	72,718	4%	63,720	4%
Nonresidential Property Managers	46,764	2%	48,059	3%
New Housing For-Sale Builders	45,619	2%	55,525	3%
Other Activities Related to Real Estate	41,197	2%	42,060	2%
Land Subdivision	40,720	2%	46,318	3%
Lessors of Other Real Estate Property	39,344	2%	39,297	2%
Other *	467,442	22%	423,103	23%
Total CRE Loans	$2,107,629	100%	$1,736,396	100%

*   “Other” consists of all other industries. None of these had concentrations greater than $29.6 million, or 1.4%, of total CRE loans as of December 31, 2020.

Following is a breakdown of non owner-occupied income-producing CRE by property type as of December 31, 2020 and 2019:

	2020		2019
	Amount	%	Amount	%
	(dollars in thousands)

Multi-family	$599,774	38%	$359,469	29%
Office	174,578	11%	193,381	15%
Retail	156,589	10%	175,602	14%
Industrial/warehouse	82,568	5%	68,978	6%
Hotel/motel	77,165	5%	71,611	6%
Other	480,292	31%	381,762	31%
Total income-producing CRE	$1,570,966	100%	$1,250,803	100%

A portion of the Company’s construction portfolio is considered non-residential construction. Following is a summary of industry concentrations within that category as of December 31, 2020 and 2019:

	2020		2019
	Amount	%	Amount	%
	(dollars in thousands)

Multi-family	$281,986	57%	$169,523	50%
Office	17,126	3%	24,950	7%
Industrial/warehouse	10,884	2%	8,388	2%
Retail	8,665	2%	14,584	4%
Hotel/motel	5,715	1%	5,715	2%
Other	170,153	35%	115,349	33%
Total non-residential construction loans	$494,529	100%	$338,509	100%

Additionally, the Company had approximately $48.8 million and $48.4 million of residential construction loans outstanding as of December 31, 2020 and 2019, respectively. Of this amount, approximately 54% was considered speculative, while 46% was pre-sold at December 31, 2020, and approximately 66% was considered speculative, while 34% was pre-sold at December 31, 2019.

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

	For the year ended December 31,
	2020	2019	2018
	(dollars in thousands)

Originations of residential real estate loans	$281,662	$183,491	$87,133
Sales of residential real estate loans	$234,512	$141,195	$51,010
Percentage of sales to originations	83%	77%	59%

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

Human Capital Resources. As of December 31, 2020, the Company employed 668 full-time employees and 71 part-time employees across all locations.  The employees are not represented by a collective bargaining unit. The Company is a relationship driven company and its ability to attract and retain exceptional employees is key to its success.

The Company encourages and supports the growth and development of its employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs and external training opportunities. Educational reimbursement is available to employees enrolled in degree or certification programs and for seminars, conferences, and other training events employees attend in connection with their job duties.

As part of its compensation philosophy, the Company believes that it must offer and maintain market competitive total rewards programs for its employees in order to attract and retain exceptional talent. In addition to competitive base wages, additional programs include annual bonus opportunities, an Employee Stock Purchase Plan, Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, sabbaticals, flexible work schedules, an employee assistance program, and various wellness programs.

The Company is committed to fostering and preserving a culture of diversity, equity, and inclusion, and believe its differences of every kind make the company and its communities better.  During the year, the Company focused on  several initiatives to promote diversity, equity, and inclusion across its organization.  A few specific actions were adding inclusion as a core value for the organization, rolling out a diversity assessment to gather feedback from all employees, and a company-wide training on unconscious bias.  Additionally the Company provided webcasts and videos to raise awareness and educate its employees on diversity and inclusion.

The safety, health and wellness of the Company’s employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of management and staff, the Company was able to quickly transition half of its employees to effectively work from remote locations and incorporated safety measures in its locations for employees performing customer-facing activities. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness.  In addition, the Company incorporated frequent communication updates using a variety of methods to ensure that all employees were kept informed of updates regarding the ongoing pandemic.

Competition. The Company currently operates in the highly competitive Quad Cities, Cedar Rapids, Marion, Waterloo/Cedar Falls, Des Moines, Iowa and Springfield, Missouri markets. Competitors include not only other commercial banks, credit unions, thrift institutions, and mutual funds, but also insurance companies, FinTech companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Many of these competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to traditional banking services. The Company also competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits.

Appendices. The commercial banking business is a highly regulated business. See Appendix A “Supervision and Regulation” for a discussion of the federal and state statutes and regulations that are applicable to the Company and its subsidiaries.

See Appendix B for tables and schedules that show selected financial statistical information relating to the business of the Company required to be presented pursuant to federal securities laws. Consistent with the information presented in this Annual Report on Form 10-K, results are presented as of and for the fiscal years ended December 31, 2020, 2019, and 2018, as applicable.

Internet Site, Securities Filings and Governance Documents. The Company maintains an Internet site at www.qcrh.com. The Company makes available free of charge through this site its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. These filings are available at http://www.snl.com/IRW/Docs/1024092. Also available are many of the Company’s corporate governance documents, including its Business Code of Conduct and Ethics Policy (https://qcrh.q4ir.com/governance/documents/default.aspx).

Item 1A.    Risk Factors

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

COVID-19 Pandemic-Related Risks

The COVID-19 pandemic has had an adverse impact on our business, financial condition and results of operations, and the duration and extent of this impact is subject to a high degree of uncertainty.

COVID-19 is continuing to spread through the United States and the world. The spread of highly infectious or contagious diseases could cause, and the spread of COVID-19 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. The resulting concerns on the part of the U.S. and global populations have resulted in a recessionary environment, reduced economic activity and caused significant volatility in the global stock markets. The Company has experienced disruptions across the Company’s business due to these effects, leading to slowdowns in loan collections.

The outbreak of COVID-19 has resulted in a decline in certain of our clients’ businesses, a decrease in consumer confidence, an increase in unemployment and a disruption in the services provided by our vendors. Certain of the Company’s borrowers are in or have exposure to the hotel, restaurant, arts/entertainment/recreation and retail industries and are located in areas that are or were quarantined or under stay-at-home orders  Continued disruption to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, declines in assets under management and wealth management revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy.

The initial distribution of vaccines has been slow, and there may continue to be challenges with producing and distributing sufficient quantities of the vaccines. If the general public is unwilling or unable to access effective vaccines and therapies, this may also prolong the COVID-19 pandemic. In addition, new variants of COVID-19 may increase the spread or severity of COVID-19 and previously developed vaccines and therapies may not be as effective against new COVID-19 variants.

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

Overall, we believe that the economic impact from COVID-19 may be severe and could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital. The speed and strength of any economic recovery from the pandemic is subject to a high degree of uncertainty, but is expected to be affected by further developments in the pandemic.  Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our markets, the development, distribution and supply of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets in response to the recent surge in the number of COVID-19 cases.  Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect of the spread of COVID-19 as a global pandemic may have, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

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

Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. The Company and the subsidiary banks may be exposed to the risk of similar litigation, from both customers and non-customers that approached the banks regarding PPP loans, regarding their process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the subsidiary banks and is not resolved in a manner favorable to the Company or the banks, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

Economic and Market Risks

Conditions in the financial market and economic conditions, including conditions in the markets in which we operate, generally may adversely affect our business.

We operate primarily in the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, Des Moines/Ankeny, Iowa and Springfield, Missouri markets.  Our general financial performance is highly dependent upon the business environment in the markets where we operate and in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services it offers. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, pandemics or a combination of these or other factors.

Uncertainty regarding economic conditions may result in changes in consumer and business spending, borrowing and savings habits. Downturns in the markets where our banking operations occur could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures and reduced wealth management fees resulting from lower asset values. Such conditions could adversely affect the credit quality of our loans, financial condition and results of operations.

Interest rates and other conditions impact our results of operations.

Our profitability is in large part a function of the spread between the interest rates earned on investments and loans/leases and the interest rates paid on deposits and other interest bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan/lease terms, and the mix of adjustable and fixed rate loans/leases in our portfolio, the length of time deposits and borrowings and the rate sensitivity of our deposit customers could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at "Quantitative and Qualitative Disclosures about Market Risk" included under Item 7A of Part II of this Annual Report on Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

In March 2020, the Federal Reserve reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest it pays on excess reserves. The reductions in interest rates, especially if prolonged, is likely to continue to have an adverse effect our net interest income and margins and our profitability. In December 2020, the Federal Open Market Committee held the target rate at its effective floor of 0.00-0.25% with panelists projecting the target rate to remain at these levels through 2021 and potentially 2022. There is potential that the rate cuts could pose additional risks to the economy primarily through higher inflation and financial-stability concerns driven by low borrowing costs. There is a possibility that labor markets could tighten causing inflationary pressures to build faster than the expected gradual pace. There is additional risk that persistently low interest rates could lead consumers and firms to take on riskier financial investments in search of better returns, increasing asset prices to unsustainable levels. The potential rise in asset prices to unsustainable levels could pose potential financial-stability risks in the commercial real estate and corporate borrowing sectors. Sustained low interest rate periods were something that preceded the 1990 and 2007 recessions, placing significant pressure on real estate asset prices through reach-for-yield investor behavior.

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

The market value of investments in our securities portfolio has become increasingly volatile in recent years, and as of December 31, 2020, we had gross unrealized losses of $772 thousand, or 0.9% of amortized cost, in our investment portfolio (offset by gross unrealized gains of $57.8 million). The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we formally evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the OTTI, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur. Based on management's evaluation, it was determined that the gross unrealized losses at December 31, 2020 were temporary and primarily a function of the changes in certain market interest rates.

The stock market can be volatile, and fluctuations in our operating results and other factors could cause our stock price to decline.

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

Regulatory and Legal Risks

We may be materially and adversely affected by the highly regulated environment in which we operate.

The Company and its bank subsidiaries are subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors' funds, FDIC funds, customers and the banking system as a whole, rather than stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.

As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve. QCBT, CRBT and CSB, as Iowa-chartered state member banks, are subject to regulation and supervision primarily by both the Iowa Superintendent and the Federal Reserve. SFCB, as a Missouri-chartered commercial bank, is subject to regulation by both the Missouri Division of Finance and the Federal Reserve. We and our banks undergo periodic examinations by these regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.  The primary federal and state banking laws and regulations that affect us are described in Appendix A “Supervision and Regulation” to this report. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.

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

Evolving law impacting cannabis-related businesses in Illinois may have an impact on the Company's operations and risk profile.

The Controlled Substances Act makes it illegal under federal law to manufacture, distribute, or dispense marijuana. Starting January 1, 2020, however, the Illinois Cannabis Regulation and Tax Act began permitting adults to legally purchase marijuana for recreational use from licensed dispensaries. It is the Banks' current policy to avoid knowingly providing banking products or services to entities or individuals that: (i) directly or indirectly manufacture, distribute, or dispense marijuana or hemp products, or those who have a significant financial interest in such entities; and (ii) derive a significant percentage of revenue from providing products or services to, or other involvement with, such entities. The Banks are taking reasonable measures, including appropriate new account screening and customer due diligence measures, to ensure that existing and potential customers do not engage in any such activities. Nonetheless, the shift in Illinois law is increasing the number of direct and indirect cannabis-related businesses in Illinois, and therefore increasing the likelihood that the Banks could interact with such businesses, as well as their owners and employees. Such interactions could create additional legal, regulatory, strategic, and reputational risk to the Banks and the Company.

Credit and Lending Risks

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

The majority of our subsidiary banks' loan portfolios are invested in C&I and CRE loans, and we focus on lending to small to medium-sized businesses. The size of the loans we can offer to commercial customers is less than the size of the loans that our competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area's largest businesses. Smaller companies tend to be at a competitive disadvantage and generally have limited operating histories, less sophisticated internal record keeping and financial planning capabilities and fewer financial resources than larger companies. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger, more established businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to C&I and CRE loans, our subsidiary banks are also active in residential mortgage and consumer lending. Our borrowers may experience financial difficulties, and the level of nonperforming loans, charge-offs and delinquencies could rise, which could negatively impact our business through increased provision, reduced interest income on loans/leases, and increased expenses incurred to carry and resolve problem loans/leases.

C&I loans make up a large portion of our loan/lease portfolio.

C&I loans were $1.7 billion, or approximately 41% of our total loan/lease portfolio, as of December 31, 2020. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment and real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee or cosigner on commercial loans. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may lose value over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. In addition, a prolonged recovery period could harm or continue to harm the businesses of our C&I customers and reduce the value of the collateral securing these loans.

Our loan/lease portfolio has a significant concentration of CRE loans, which involve risks specific to real estate values.

CRE lending comprises a significant portion of our lending business. Specifically, CRE loans were $2.1 billion, or approximately 50% of our total loan/lease portfolio, as of December 31, 2020. Of this amount, $496.5 million, or approximately 24%, was owner-occupied. The market value of real estate securing our CRE loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

Capital and Liquidity Risks

Liquidity risks could affect operations and jeopardize our business, results of operations and financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of securities and/or loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, deposits, investment maturities, repayments, and calls, and loan/lease repayments. Additional liquidity is provided by federal funds purchased from the FRB or other correspondent banks, FHLB advances, wholesale and customer repurchase agreements, brokered deposits, and the ability to borrow at the FRB's Discount Window. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

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

We are a bank holding company, and our operations are primarily conducted by our subsidiary banks, which are subject to significant federal and state regulation. When available, cash to pay dividends to our stockholders is derived primarily from dividends received from our subsidiary banks. Our ability to receive dividends or loans from our subsidiary banks is restricted. Dividend payments by our subsidiaries to us in the future will require generation of future earnings by them and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, our right to participate in the assets of our subsidiary banks in the event of a liquidation or reorganization of any of the banks would be subject to the claims of the creditors of such bank, including depositors, which would take priority except to the extent we may be a creditor with a recognized claim. As of December 31, 2020, our subsidiary banks had deposits, borrowings and other liabilities in the aggregate of approximately $5.2 billion.

Our allowance may prove to be insufficient to absorb losses in our loan/lease portfolio.

We establish our allowance for loan and lease losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2020, our allowance as a percentage of total gross loans/leases was 1.98%, and as a percentage of total NPLs was 574.61%. In accordance with GAAP for acquisition accounting, the loans acquired through the acquisitions of SFCB, Guaranty Bank and CSB were recorded at fair value; therefore, there was no allowance associated with SFCB's, Guaranty Bank's and CSB's loans at acquisition. Management continues to evaluate the allowance needed on the acquired loans factoring in the net remaining discount ($3.1 million at December 31, 2020).

In addition, we had net charge-offs as a percentage of gross average loans/leases of 0.18% for the year ended December 31, 2020. Because of the concentration of C&I and CRE loans in our loan portfolio, which tend to be larger in amount than residential real estate and installment loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance as of December 31, 2020 was adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance will prove sufficient to cover actual loan/lease losses in the future, particularly if economic conditions are more difficult than what management currently expects. Additional provisions and loan/lease losses in excess of our allowance may adversely affect our business, financial condition and results of operations.

Competitive and Strategic Risks

We face intense competition in all phases of our business from other banks and financial institutions.

The banking and financial services businesses in our markets are highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, Fintech companies, money market mutual funds, credit unions, online lenders and other non-bank financial services providers. Many of these competitors are not subject to the same regulatory restrictions as we are. Many of our unregulated competitors compete across geographic boundaries and are able to provide customers with a feasible alternative to traditional banking services.

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

Accounting and Tax Risks

The FASB has issued an accounting standard update that will result in a significant change in how the Company recognizes credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the FASB issued an accounting standard update, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaced the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. Under the CECL model, the Company will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity investment securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information from past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset initially recorded on the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The CECL model may create more volatility in the level of the allowance for loan losses.

The new CECL standard became effective for the Company for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. On March 27, 2020, the CARES Act, a stimulus package designed in response to the economic disruption created by COVID-19, was signed into law.  The CARES Act includes provisions that, if elected, temporarily delay the required implementation date of ASU 2016-13.  Section 4014 of the CARES Act stipulates that no insured depository institution, bank holding company, or affiliate will be required to comply with ASU 2016-13, beginning on the date of the enactment, March 27, 2020 until the earlier of the two following dates: (1) the date on which the national emergency related to the COVID-19 outbreak is terminated or (2) December 31, 2020.  The Company elected to defer its implementation of ASU 2016-13 as allowed by the CARES Act. On December 27, 2020, former President Trump signed the Consolidated Appropriations Act, which extended this relief to the earlier of the first day of the Company’s fiscal year after the date of the national emergency terminates or January 1, 2022. The Company anticipates recognizing a one-time cumulative-effect adjustment to retained earnings and our allowance for loan losses as of January 1, 2021, as allowed by guidance in 2020. The Company incurred transition costs and expects to incur ongoing costs in maintaining the additional CECL models and methodology, including acquiring forecasts used within the models, which will result in increased capital costs upon initial adoption and over time. The Company estimates an increase in the allowance for estimated losses on loans/leases in the range of $1 million to $3 million upon adoption of CECL at January 1, 2021. See Note 1 to the Consolidated Financial Statements “Summary of Significant Accounting Policies,” for additional information on the Company’s impact of adopting CECL.

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

Operational Risks

The transition to an alternative reference rate could cause instability and have a negative effect on financial market conditions.

LIBOR represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021 (the "July 27th Announcement"). The July 27th Announcement indicated that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, and on November 30, 2020 the Federal Reserve Board, the FDIC and the OCC issued supervisory guidance encouraging banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to U.S. dollar-LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has proposed a paced-market transition plan to SOFR from U.S. dollar-LIBOR and organizations are working on industry-wide and company-specific transition plans relating to derivatives and cash markets exposed to LIBOR.

At this time, it is not possible to predict whether and to what extent any additional reforms to LIBOR may be enacted. Similarly, it is not possible to predict whether SOFR or another rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of LIBOR-linked securities.

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

The Company's information systems may experience an interruption or breach in security and cyber-attacks, all of which could have a material adverse effect on the Company's business.

The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business. Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company's reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company's customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attacks (such as unauthorized access to the Company's systems). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have also increased. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions, retailers and government agencies, particularly denial of service attacks that are designed to disrupt key business or government services, such as customer-facing web sites. The Company is not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. It is also possible that a cyber incident, such as a security breach, may remain undetected for a period of time, further exposing the Company to technology-related risks.

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company's customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that the Company does not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact the Company through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them. Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in increased costs, all of which could have a material adverse effect on the Company's business. To the extent we are involved in any future cyber-attacks or other breaches, the Company's reputation could be affected, which could also have a material adverse effect on the Company's business, financial condition or results of operations.

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

We are subject to certain operational risks, including, but not limited to, customer or employee misconduct or fraud and data processing system failures and errors.

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

As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose other restrictions, including revocation of the lender's SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose our ability to compete effectively with other SBA Preferred Lenders, and as a result we would experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guaranty provided by the federal government on SBA loans or changes to the level of funds appropriated by the federal government to the various SBA programs, may also have an adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2020, we had approximately $151.7 million of total indebtedness outstanding at the holding company level. In the future, it is possible that we may not generate sufficient revenues to service or repay our debt, and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, and to pay dividends to our common stockholders.  Moreover, the degree to which we are leveraged could have important consequences for our stockholders, including:

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	making it more difficult for us to satisfy our debt and other obligations;
●	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;
●	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and
●	placing us at a competitive disadvantage compared to our competitors that have less debt.

Severe weather, natural disasters, pandemic, acts of terrorism or war or other adverse external events could significantly impact the Company's business.

As the Company's operating and market footprint continues to grow, severe weather, natural disasters, pandemic, acts of terrorism or war and other adverse external events could have a significant impact on the Company's ability to conduct business. The Company's current footprint poses a wide variety of potential weather, natural disaster, or other adverse events that could impact the Company in various ways. In addition, such events could affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event could have a material adverse effect on the Company's business, which in turn, could have a material adverse effect on the financial condition and results of operation.

Item 1B.    Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.    Properties

The Company’s headquarters is located at 3551 7th Street, Moline, Illinois. The Company and its subsidiaries maintain numerous other facilities, including bank branch locations, which are occupied by the Company and its subsidiaries and which house the executive and primary administrative offices of each respective entity or otherwise facilitate the business operations of the Company and its subsidiaries. Each such property is leased or owned by the Company or its subsidiaries and no such property is subject to any material encumbrance.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  The common stock, par value $1.00 per share, of the Company is listed on The Nasdaq Global Market under the symbol “QCRH”. The stock began trading on Nasdaq on October 6, 1993. As of February 28, 2021, there were 15,826,953 shares of common stock outstanding held by 684 holders of record. Additionally, there are an estimated 3,500 beneficial holders whose stock was held in the street name by brokerage houses and other nominees as of that date.

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued debt securities in public offerings and in private placements. Under the terms of the securities, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances existed through the date of filing of this Annual Report on Form 10-K. See Note 17 to the Consolidated Financial Statements for additional information regarding dividend restrictions.

Purchase of Equity Securities by the Company. On February 18, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.   The Company suspended the repurchase of shares on March 16, 2020 due to the uncertainties related to the COVID-19 pandemic and it is uncertain whether or when the Company will resume the repurchase of shares as part of this program in the future.  All shares that were repurchased under the share repurchase program were retired. There were no repurchases of common stock by the Company during the fourth quarter of 2020.

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

October 1-31, 2020	—	—	100,932	699,068
November 1-30, 2020	—	—	100,932	699,068
December 1-31, 2020	—	—	100,932	699,068

There were no purchases of common stock by the Company during the years ended December 31, 2019 and 2018.

Stockholder Return Performance Graph. The following graph indicates, for the period commencing December 31, 2015 and ending December 31, 2020, a comparison of cumulative total returns for the Company, the Nasdaq Composite Index, and the SNL Bank Nasdaq Index prepared by S&P Global, Charlottesville, Virginia. The graph was prepared at the Company’s request by S&P Global. The information assumes that $100 was invested at the closing price on December 31, 2015 in the common stock of the Company and in each index, and that all dividends were reinvested.

QCR Holdings, Inc.

Total Return Performance
300
250
200
150
100
50
Index Value
QCR Holdings, Inc.
NASDAQ Composite Index
SNL Bank NASDAQ Index
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
QCR Holdings, Inc.	100.00	179.22	178.16	134.20	184.62	167.92
Nasdaq Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL Bank Nasdaq Index	100.00	138.65	145.97	123.04	154.47	132.56

Item 6.    Selected Financial Data

The following “Selected Financial Data” of the Company is derived in part from, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto. See Item 8. Financial Statements. Results for past periods are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands, except per share data)
STATEMENT OF INCOME DATA
Interest income	$198,373	$216,076	$182,879	$135,517	$106,468
Interest expense	31,423	60,517	40,484	19,452	11,951
Net interest income	166,950	155,559	142,395	116,065	94,517
Provision for loan/lease losses	55,704	7,066	12,658	8,470	7,478
Non-interest income	113,798	78,768	41,541	30,482	31,037
Non-interest expense (1)	151,755	155,234	119,143	97,424	81,486
Income tax expense	12,707	14,619	9,015	4,946	8,903
Net income	60,582	57,408	43,120	35,707	27,687

PER COMMON SHARE DATA
Net income - Basic (2)	$3.84	$3.65	$2.92	$2.68	$2.20
Net income - Diluted (2)	3.80	3.60	2.86	2.61	2.17
Cash dividends declared	0.24	0.24	0.24	0.20	0.16
Dividend payout ratio	6.25%	6.58%	8.22%	7.46%	7.27%
Closing stock price	$39.59	$43.86	$32.09	$42.85	$43.30

BALANCE SHEET DATA
Total assets	$5,682,797	$4,909,050	$4,949,710	$3,982,665	$3,301,944
Securities	838,131	611,341	662,969	652,382	574,022
Total loans/leases	4,251,129	3,690,205	3,732,754	2,964,485	2,405,487
Allowance	84,376	36,001	39,847	34,356	30,757
Deposits	4,599,137	3,911,051	3,977,031	3,266,655	2,669,261
Borrowings	177,114	278,955	404,968	309,480	290,952
Stockholders' equity: common	593,793	535,351	473,138	353,287	286,041

KEY RATIOS
ROAA (2)	1.08%	1.12%	0.98%	1.01%	0.97%
ROACE (2)	10.70	11.31	10.62	11.51	10.56
ROAE (2)	10.70	11.31	10.62	11.51	10.56
Loans/leases to assets	74.81	75.36	75.41	74.43	72.85
Loans/leases to deposits	92.43	94.35	93.86	90.75	90.12
NPAs to total assets	0.26	0.27	0.56	0.81	0.82
Allowance to total loans/leases	1.98	0.98	1.07	1.16	1.28
Allowance to NPLs	574.61	403.87	214.79	184.28	144.85
Net charge-offs to average loans/leases	0.18	0.11	0.21	0.19	0.14
Average total stockholders' equity to average total assets	10.10	9.94	9.24	8.81	9.21
(1)	Non-interest expense includes several one-time expenses - most notably, $904 thousand, $6.9 million and $3.9 million of acquisition, disposition and post-acquisition compensation, transition and integration costs for 2020, 2019 and 2018, respectively. See Note 2 to the Consolidated Financial Statements for additional information regarding sales/mergers/acquisitions. In addition, $500 thousand and $3.0 million of goodwill impairment expense is included in non-interest expense for 2020 and 2019, respectively. See Note 6 to the Consolidated Financial Statements for additional information. Additionally, non-interest expense includes $3.9 million and $4.6 million of losses on liability extinguishment were related to the prepayment of certain borrowings and deposits for 2020 and 2016, respectively.
(2)	Numerator is net income.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses 2020 and 2019 items and annual comparison between our fiscal 2020 performance compared to our fiscal 2019 performance.  A detailed review of our fiscal 2019 performance compared to our fiscal 2018 performance can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  This discussion should be read in conjunction with Part II, Item 6 hereof, “Selected Financial Data” and our Consolidated Financial Statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT. Over the past twenty-seven years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries. As of December 31, 2020, the Company had $5.7 billion in consolidated assets, including $4.3 billion in total loans/leases, and $4.6 billion in deposits. The financial results of acquired/merged entities for the periods since their acquisition/merger are included in this report. Further information related to acquired/merged entities has been presented in the Annual Reports previously filed with the SEC corresponding to the year of each acquisition/merger.

IMPACT OF COVID-19

The progression of the COVID-19 pandemic in the United States has had an adverse impact on the Company’s financial condition and results of operations as of and for the year ended December 31, 2020, and could continue to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on the Company’s Market Areas

The Company offers commercial and consumer banking products and services primarily in Iowa, Missouri and Illinois.  Each of these three states has recently taken different steps to reopen since COVID-19 thrust the country into lockdown starting in March 2020. The continuation and scope of re-openings in each jurisdiction are subject to change, delay and setbacks based on ongoing regional monitoring of the pandemic. Currently all of the subsidiary banks’ branches are limiting lobby access to appointment only.

Each state experienced rapidly increasing unemployment levels as a result of the curtailment of business activities, rising from an average of 4.6% in Illinois in March 2020 to an average of 7.5% in December 2020, according to the Illinois Department of Employment Security. The unemployment rate in Illinois has improved from its highest point this year in May 2020 of an average of 15.2%.  Unemployment rose from an average of 4.5% in Missouri in March 2020 to 5.8% in December 2020, according to the Missouri Department of Labor and Industrial Relations.  The unemployment rate in Missouri has improved from its highest point this year in May 2020 of an average of 10.1%.  In Iowa, the unemployment rate dropped to pre-pandemic levels from an average of 3.7% in March 2020 to 3.1% in December 2020, according to the Iowa Workforce Development. The unemployment rate in Iowa improved from its highest point this year in May 2020 of an average of 10.0%.

Policy and Regulatory Developments

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.
●	On March 27, 2020, former President Trump signed the CARES Act, which established a $2.0 trillion economic stimulus package, which provided for cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the PPP. On April 24, 2020, President Trump signed the Paycheck Protection Program and Health Care Enhancement Act, which authorized an additional $310 billion of PPP loans. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to limitations and eligibility criteria. In December 2020, former President Trump signed into law a $900 billion pandemic relief bill to extend several aid programs in the CARES Act that were set to expire on December 31, 2020. The SBA reopened the PPP in January 2021 to allow certain eligible borrowers that previously received a PPP loan to apply for a second draw PPP loan. At least $25 billion has been set aside from second draw PPP loans. The subsidiary banks are participating as lenders in the PPP.
●	In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. To be eligible, the modification must be related to COVID-19, existing loan could not be more than 30 days past due as of December 31, 2019 and modification executed between March 1, 2020 and earlier of 60 days after the termination of the National Emergency or December 31, 2020. On December 27, 2020, former President Trump signed the Consolidated Appropriations Act, which extended this relief to the earlier of the first day of the Company’s fiscal year after the date of the national emergency terminates or January 1, 2022. If a modification does not meet the criteria of the CARES act, a deferral can still be excluded from TDR treatment as long as the modifications meet the regulatory criteria discussed in Note 4 of the Consolidated Financial Statements.
●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs, and the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. The regulators have clarified that this guidance may continue to be applied in 2021.
●	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: the MSNLF and the MSELF. The combined size of the program will be up to $600 billion. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion. As of December 31, 2020, the Company is only participating in the PPP and not the Main Street Business Lending Program.

Effects on the Company’s Business

The Company currently expects that the COVID-19 pandemic and the specific developments referred to above could have a significant impact on its business.  In particular, the Company anticipates that a significant portion of the subsidiary banks’ borrowers in the hotel, restaurant, arts/entertainment/recreation and retail industries could continue to endure significant economic distress, and could adversely affect their ability to repay existing indebtedness, and could adversely impact the value of collateral pledged to the banks.  These developments, together with economic conditions generally, may impact the Company’s commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, the Company’s equipment leasing business and loan portfolio, the Company’s consumer loan business and loan portfolio, and the value of certain collateral securing the Company’s loans.  In addition, the Company’s loan and lease growth could slow exclusive of the PPP loans, while deposit growth could accelerate as businesses and consumers navigate the impact.  As a result, the Company anticipates that its asset quality and results of operations could be adversely affected, as described in further detail below.

The Company’s Response

The Company has taken numerous steps in response to the COVID-19 pandemic, including the following:

●	The Company implemented its LRP offering to extend qualifying customers’ payments for 90 days. As of December 31, 2020 there were 126 Bank modifications of loans to commercial and consumer clients totaling $21 million and 71 m2 modifications of loans and leases totaling $7 million for a combined 197 modifications totaling $28 million, representing 0.66% of the total loan and lease portfolio that were currently on deferral.
●	As the Company moved to protect the health and safety of its employees and clients, digital collaboration and digital banking applications have become business critical. The Company is using virtual meetings to stay connected with its clients and customers are leveraging the Company’s mobile banking capabilities. The Company’s digital communications tool is a modern enterprise video application, with an easy, reliable and secure cloud platform for video and audio conferencing, chat and web conferencing across mobile, desktop and room systems. It has enabled the Company to continue to collaborate in real-time across the enterprise and to meet face-to-face with our clients while working remotely to adhere to the Center for Disease Control’s physical distancing guidelines. Clients are using the Company’s existing mobile banking and mobile payment capabilities including: on-line banking, remote deposit, on-line retail loan applications and person-to-person payment applications that are available across multiple form factors. These applications have enabled customers to engage with the Company virtually to meet their community banking needs. The Company proactively reached out to customers to make sure that they knew how to use these tools and increased their mobile deposit limits to enable expanded use of remote deposit features. The Company also worked with primary digital banking solution providers to make adjustments to their hosting capabilities to accommodate the unprecedented levels of volume through this digital channel.
●	The Company implemented its Public Emergency Preparedness Plan (“PEP”). The PEP was created to coordinate resources in an organized manner to respond to any public emergency that may significantly affect staffing. One of the situations specifically called out in the plan is a health-related event such as a specific threat of influenza, or other disease, creating pandemic conditions. The goals were to maximize the continuity of the essential services to our customers, protect the health and safety of employees and customers, and minimize adverse financial impact to our institutions. The following strategies were executed:

o	Emergency Preparedness Response Team critical members were identified to direct the Company’s planning, preparedness, training and response to lead the recovery effort with the COVID-19 pandemic;

o	increased cash reserves at all charters were established and the charters began monitoring cash outflows;

o	IT testing began to ensure the Company’s systems were capable of handling traffic generated by employees working from home;

o	reviewed cross training lists for each department in case of staff shortages;

o	split specific departments into shifts so not all employees were working together at the same time; and

o	communication sites were activated in case emergency information needed to be communicated to employees.

●	The Company has processed 1,698 loans for a total of $357.5 million as of December 31, 2020 under the PPP. The Company is continuing to take PPP applications and is currently processing new loans under newly approved additional funding. PPP loans are included in the C&I category of loans in Note 3 of the Consolidated Financial Statements.

●	The Company has implemented a number of actions to support a healthy workforce, including:

o	adopting alternative work practices such as working in shifts, social distancing in our facilities and adding remote work options for approximately half of our workforce;
o	discontinued business travel, large events and meetings; and
o	utilizing online meeting platforms.
●	On February 28, 2020, the Company’s Board of Directors authorized a share repurchase program, permitting the repurchase of up to 800,000 shares of the Company’s outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if the Company does not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The Company suspended the repurchase of shares on March 16, 2020 due to the uncertainties related to the COVID-19 pandemic and it is uncertain whether or when the Company will resume the repurchase of shares as part of this program in the future.

EXECUTIVE OVERVIEW

The Company reported net income of $60.6 million for the year ended December 31, 2020, and diluted EPS of $3.80. For the same period in 2019 the Company reported net income of $57.4 million and diluted EPS of $3.60.

The year ended December 31, 2020 was highlighted by several significant items:

●	Record net income of $60.6 million, or $3.80 per diluted share
●	Adjusted net income (non-GAAP) of $63.2 million, or $3.96 per diluted share;
●	Adjusted NIM (TEY)(non-GAAP) at 3.38%;
●	Noninterest income of $113.8 million for the year;
●	Core deposit growth of 22.3% for the year;
●	Core loan and lease growth of 7.8% for the year, excluding PPP loans;
●	Provision expense of $55.7 million for the year, increasing ALLL to total loans and leases, excluding PPP loans (non-GAAP) by 114 basis points to 2.12%; and
●	Nonperforming assets to total assets improved to 0.26% at December 31, 2020.

Following is a table that represents the various net income measurements for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
	(dollars in thousands, except per share data)

Net income	$60,582	$57,408

Diluted earnings per common share	$3.80	$3.60

Weighted average common and common equivalent shares outstanding	15,952,637	15,967,775

The Company reported adjusted net income (non-GAAP) of $63.2 million, with adjusted diluted EPS of $3.96. See section titled “GAAP to Non-GAAP Reconciliations” for additional information. Adjusted net income for the year excludes a number of non-recurring items, after-tax, most significantly:

●	$3.1 million of liability extinguishment losses;
●	$2.0 million of securities gains;
●	$545 thousand of disposition costs; and
●	$500 thousand of goodwill impairment expense.

Following is a table that represents the major income and expense categories.

	Year Ended December 31,
	2020	2019
	(dollars are in thousands)

Net interest income	$166,950	$155,559
Provision expense	55,704	7,066
Noninterest income	113,798	78,768
Noninterest expense	151,755	155,234
Federal and state income tax expense	12,707	14,619
Net income	$60,582	$57,408

The following are some noteworthy developments in the Company’s financial results:

●	Net interest income grew $11.4 million, or 7.3%, in 2020 compared to the prior year. The increase in 2020 was primarily due to loan growth led by the Company’s specialty finance group and new relationships from PPP loan customers.

●	Provision expense increased $48.6 million when comparing 2020 to 2019. The increase in 2020 was primarily attributable to increased qualitative allocations in response to deteriorating economic conditions as related to the effects of COVID-19. See the “Provision for Loan/Lease Losses” section of this report for additional details.

●	Noninterest income increased $35.0 million, or 44%, when compared to the prior year. The increase in 2020 was primarily attributable to higher swap fee income.

●	Noninterest expense decreased $3.5 million, or 2.2%, in 2020 compared to the prior year, primarily due to a decrease in post-acquisition compensation, transition and integration costs as well as disposition costs, goodwill impairment expense and net cost and gains/losses on operations of other real estate.

STRATEGIC FINANCIAL METRICS

The Company has established strategic financial metrics by which it manages its business and measures its performance. The goals are periodically updated to reflect business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company’s ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of this Annual Report on Form 10-K. The Company’s strategic financial metrics are as follows:

●	Organic loan and lease growth of 9% per year, funded by core deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date
Strategic Financial Metric*	Key Metric	Target	December 31, 2020*
Loans and leases growth organically **	Loans and leases growth	> 9% annually	7.8%
Fee income growth	Fee income growth	> 6% annually	67.8%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	1.5%

* The calculations provided exclude non-core noninterest income and noninterest expense.

** Loans and leases growth excludes PPP loans.

STRATEGIC DEVELOPMENTS

The Company took the following actions in 2020 to support our corporate strategy and further the strategic financial metrics shown above:

●	The Company grew loans and leases organically in 2020 by 7.8%, excluding PPP loans (non-GAAP), reflecting healthy demand across all markets.

●	Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states it currently serves – Iowa, Wisconsin, Missouri and Illinois. The Company acts as the correspondent bank for 192 downstream banks with total average noninterest bearing deposits of $280.4 million and total average interest bearing deposits of $547.6 million for 2020. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.

●	As a result of the relatively low interest rate environment including a flat yield curve, the Company is focused on executing interest rate swaps on select commercial loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company.

●	Noninterest expense in 2020 totaled $151.8 million as compared to $155.2 million in 2019. Post-acquisition compensation, transition and integration costs were $3.4 million higher in 2019 from the acquisition of SFCB. Disposition expenses from the sale of RB&T were $3.3 million in 2019 as compared to disposition costs in 2020 of $690 thousand from the sale of the Bates Companies. Goodwill impairment expense decreased $2.5 million in 2020 as compared to 2019 for goodwill impairment related to the Bates Companies. Net cost of (income from) and gains/losses on operations of other real estate decreased $4.1 million in 2020 as compared to 2019 from a write-down of OREO property in 2019.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “TCE/TA ratios excluding PPP loans”, “adjusted net income”, “adjusted EPS”, “adjusted ROAA”, “pre-provision/pre-tax adjusted income”, “pre-provision/pre-tax adjusted ROAA”, “NIM (TEY)”, “adjusted NIM”, “efficiency ratio”, “ALLL to total loans and leases excluding PPP loans” and “loan growth annualized excluding PPP loans”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

●	TCE/TA ratio (non-GAAP) is reconciled to stockholders’ equity and total assets;

●	TCE/TA ratio excluding PPP loans (non-GAAP) is reconciled to stockholders’ equity and total assets;

●	Adjusted net income, adjusted EPS and adjusted ROAA (all non-GAAP measures) are reconciled to net income;

●	Pre-provision/pre-tax adjusted income and pre-provision/pre-tax adjusted ROAA (all non-GAAP measures) are reconciled to net income;

●	NIM (TEY) (non-GAAP) and adjusted NIM (non-GAAP) are reconciled to NIM;

●	Efficiency ratio (non-GAAP) is reconciled to noninterest expense, net interest income and noninterest income; and
●	ALLL to total loans and leases excluding PPP loans and loan growth annualized excluding PPP loans (all non-GAAP measures) are reconciled to ALLL and total loans and leases.

The TCE/TA non-GAAP ratio has been a focus for our investors and management believes that this ratio may assist investors in analyzing the Company’s capital position without regard to the effects of intangible assets.  The TCE/TA ratio excluding PPP loans non-GAAP ratio is provided as the Company’s management believes this financial measure is important to investors as total assets for the year 2020 were materially higher due to the addition of PPP loans.  By excluding the PPP loans, management believes the investor is provided a better comparison to prior periods for analysis.

The following tables also include several “adjusted” non-GAAP measurements of financial performance.  The Company’s management believes that these measures are important to investors as they exclude non-recurring income and expense items; therefore, they provide a better comparison for analysis and may provide a better indicator of future performance.

The pre-provision/pre-tax adjusted income and pre-provision/pre-tax adjusted ROAA are measurements of the Company’s financial performance excluding provision and income taxes as well as non-recurring income and expense items.  The Company’s management believes this financial measure is important to investors as the provision for the year ended December 31, 2020 was materially higher due to the impact of COVID-19.  By excluding the provision and income taxes as well as non-recurring income and expense items, the investor is provided a better comparison to prior periods for analysis.

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

ALLL to total loans and leases, excluding PPP loans, and loan growth annualized, excluding PPP loans, are ratios that management utilizes to compare the Company to its peers.  The Company’s management believes these financial measures are important to investors as total loans and leases for the year ended December 31, 2020 were materially higher due to the addition of PPP loans which are guaranteed by the government and therefore do not necessitate an increase in ALLL.  By excluding the PPP loans, the investor is provided a better comparison to prior years for analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

	As of
GAAP TO NON-GAAP	December 31,	December 31,
RECONCILIATIONS	2020	2019

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$593,793	$535,351
Less: Intangible assets	85,447	89,717
TCE (non-GAAP)	$508,346	$445,634

Total assets (GAAP)	$5,682,797	$4,909,050
Less: Intangible assets	85,447	89,717
TA (non-GAAP)	$5,597,350	$4,819,333

TCE/TA ratio (non-GAAP)	9.08%	9.25%

TCE/TA RATIO EXCLUDING PPP LOANS
Stockholders' equity (GAAP)	593,793	535,351
Less: PPP loan interest income (post-tax)	7,691	—
Less: Intangible assets	85,447	89,717
TCE (non-GAAP)	500,655	445,634

Total assets (GAAP)	5,682,797	4,909,050
Less: PPP loans	273,146	—
Less: Intangible assets	85,447	89,717
TA (non-GAAP)	5,324,204	4,819,333

TCE/TA ratio excluding PPP loans (non-GAAP)	9.40%	9.25%

	For the Year Ended
	December 31,	December 31,
	2020	2019

ADJUSTED NET INCOME
Net income (GAAP)	$60,582	$57,408
Less non-coore items (post-tax) (*):
Income:
Securities gains (losses), net	$1,962	$(22)
Loss on syndicated loan	(210)	—
Gain on sale of assets and liabilities of subsidiary	—	8,539
Total non-core income (non-GAAP)	$1,752	$8,517
Expense:
Losses on liability extinguishment	$3,087	$345
Goodwill impairment	500	3,000
Disposition costs	545	2,627
Tax expense on expected liquidation of RB&T BOLI	—	790
Post-acquisition compensation, transition and integration costs	169	2,828
Loss on sale of subsidiary	110	—
Total non-core expense (non-GAAP)	$4,411	$9,590

Adjusted net income (non-GAAP)	$63,240	$58,480

PRE-PROVISION/PRE-TAX ADJUSTED INCOME
Net income (GAAP)	$60,582	$57,408
Less: Non-core income not tax-effected	2,218	12,258
Plus: Non-core expense not tax-effected	5,469	11,132
Provision expense	55,704	7,066
Federal and state income tax expense	12,707	14,619
Pre-provision/pre-tax adjusted income (non-GAAP)	$132,244	$77,966

PRE-PROVISION/PRE-TAX ADJUSTED RETURN ON AVERAGE ASSETS (NON-GAAP)
Pre-provision/pre-tax adjusted income (non-GAAP)	$132,244	$77,966

Average assets	5,604,074	5,102,980

Pre-provision/pre-tax adjusted return on average assets (non-GAAP)	2.36%	1.53%

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$63,240	$58,480

Weighted average common shares outstanding	15,771,650	15,730,016
Weighted average common and common equivalent shares outstanding	15,952,637	15,967,775

Adjusted EPS (non-GAAP):
Basic	$4.01	$3.72
Diluted	$3.96	$3.66

ADJUSTED ROAA
Adjusted net income (non-GAAP) (from above)	$63,240	$58,480

Average Assets	$5,604,074	$5,102,980

Adjusted ROAA (annualized) (non-GAAP)	1.13%	1.15%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$166,950	$155,559
Plus: Tax equivalent adjustment	8,216	6,727
Net interest income - tax equivalent (non-GAAP)	$175,166	$162,286
Less: Accquisition accounting net accretion	3,271	4,344
Adjusted net interest income	171,895	157,942

Average earning assets	$5,085,659	$4,703,289

NIM (GAAP)	3.28%	3.31%
NIM (TEY) (non-GAAP)	3.44%	3.45%
Adjusted NIM (TEY) (non-GAAP)	3.38%	3.36%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$151,755	$155,234

Net interest income (GAAP)	$166,950	$155,559
Noninterest income (GAAP)	113,798	78,768
Total income	$280,748	$234,327

Efficiency ratio (noninterest expense/total income) (non-GAAP)	54.05%	66.25%

ALLLTO TOTAL LOANS AND LEASES, EXCLUDING PPP LOANS
ALLL	$84,376	$36,001

Total loans and leases	$4,251,129	$3,690,205
Less: PPP loans	273,146	—
Total loans and leases, excluding PPP loans	$3,977,983	$3,690,205

ALLL to total loans and leases, excluding PPP loans	2.12%	0.98%

LOAN GROWTH ANNUALIZED, EXCLUDING PPP LOANS
Total loans and leases	$4,251,129	$3,690,205
Less: PPP loans	273,146	—
Total loans and leases, excluding PPP loans	$3,977,983	$3,690,205

Loan growth annualized, excluding PPP loans	7.80%	(0.07)%

*    Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 21% with the exception of goodwill impairment which is not deductible for tax and gain on sale of subsidiary which has an estimated effective tax rate of 30.5%.

NET INTEREST INCOME AND MARGIN (TAX EQUIVALENT BASIS) (Non-GAAP)

Net interest income, on a tax equivalent basis, increased 8% to $175.2 million for the year ended December 31, 2020, as compared to the prior year. Excluding the tax equivalent adjustments, net interest income increased 7% for the year ended December 31, 2020 compared to the prior year. Net interest income improved due to several factors:

●	Continued organic loan and deposit growth;
●	Significant growth in PPP loans in 2020;
●	Reduction in higher cost wholesale funds with strong core deposit growth including noninterest bearing deposits; and
●	Significant reduction in cost of funds.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis		GAAP
	For the Year Ended		For the Year Ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Average Yield on Interest-Earning Assets	4.06%	4.74%	3.97%	4.46%
Average Cost of Interest-Bearing Liabilities	0.85%	1.66%	0.63%	1.44%
Net Interest Spread	3.21%	3.08%	3.34%	3.02%
NIM	3.44%	3.45%	3.28%	3.31%
NIM Excluding Acquisition Accounting Net Accretion	3.38%	3.36%	3.27%	3.28%

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

	For the Year Ended
	December 31,	December 31,
	2020	2019
	(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$3,271	$4,344

NIM on a tax equivalent basis was down one basis point on a linked-year basis.  Excluding acquisition accounting net accretion, NIM was up two basis points on a linked-year basis.

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

In response to the COVID-19 pandemic, the Federal Reserve decreased interest rates by a total of 150 basis points in March 2020.  These decreases impact the comparability of net interest income between 2020 and 2019.

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories are presented in the following table:

	Year Ended December 31,
	2020			2019			2018
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$2,398	$19	0.79%	$8,898	$203	2.29%	$20,472	$338	1.65%
Interest-bearing deposits at financial institutions	315,616	669	0.21	179,635	3,910	2.18	66,275	1,267	1.91
Investment securities (1)	715,808	26,773	3.74	635,650	24,151	3.80	659,017	23,621	3.58
Restricted investment securities	20,270	1,031	5.00	21,559	1,174	5.45	22,023	1,093	4.96
Gross loans/leases receivable (1) (2) (3)	4,031,567	178,097	4.42	3,857,547	193,365	5.01	3,352,357	163,197	4.87
Total interest earning assets	$5,085,659	206,589	4.06	$4,703,289	222,803	4.74	$4,120,144	189,516	4.60

Noninterest-earning assets:
Cash and due from banks	$80,208			$81,645			$72,920
Premises and equipment	73,063			78,189			68,602
Less allowance	(55,275)			(40,953)			(38,200)
Other	420,419			280,810			168,655
Total assets	$5,604,074			$5,102,980			$4,392,121

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$2,797,669	11,980	0.43%	$2,443,989	29,898	1.22%	$2,043,314	18,651	0.91%
Time deposits	690,222	11,289	1.64	966,745	20,977	2.17	766,020	12,024	1.57
Short-term borrowings	22,625	84	0.37	16,837	363	2.16	19,458	293	1.51
FHLB advances	74,167	1,087	1.44	108,536	2,895	2.67	202,715	4,768	2.35
Other borrowings	—	—	—	13,563	512	3.77	69,623	2,749	3.95
Subordinated notes	83,404	4,697	5.63	60,883	3,564	5.85	—	—	—
Junior subordinated debentures	37,913	2,286	5.93	37,751	2,308	6.11	37,578	1,999	5.32
Total interest-bearing liabilities	$3,706,000	31,423	0.85	$3,648,304	60,517	1.66	$3,138,708	40,484	1.29

Noninterest-bearing demand deposits	$1,052,375			$817,473			$792,885
Other noninterest-bearing liabilities	279,459			129,794			54,555
Total liabilities	$5,037,834			$4,595,571			$3,986,148

Stockholders' equity	566,240			507,409			405,973
Total liabilities and stockholders' equity	$5,604,074			$5,102,980			$4,392,121
Net interest income		$175,166			$162,286			$149,032
Net interest spread			3.21%			3.08%			3.31%
Net interest margin			3.28%			3.31%			3.46%
Net interest margin (TEY)(Non-GAAP)			3.44%			3.45%			3.62%
Adjusted net interest margin (TEY)(Non-GAAP)			3.38%			3.36%			3.48%
Ratio of average interest-earning assets to average interest-bearing liabilities	137.23%			128.92%			131.27%

(1)	Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

The Company’s components of change in net interest income are presented in the following table:

	For the years ended December 31, 2020 and 2019
	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Year	Rate	Volume

	2020 vs. 2019
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(184)	$(88)	$(96)
Interest-bearing deposits at financial institutions	(3,241)	(4,985)	1,744
Investment securities (2)	2,622	(382)	3,004
Restricted investment securities	(143)	(83)	(60)
Gross loans/leases receivable (2) (3)	(15,268)	(23,679)	8,411
Total change in interest income	$(16,214)	$(29,217)	$13,003

INTEREST EXPENSE
Interest-bearing deposits	$(17,918)	$(21,725)	$3,807
Time deposits	(9,688)	(4,462)	(5,226)
Short-term borrowings	(279)	(372)	93
Federal Home Loan Bank advances	(1,808)	(1,071)	(737)
Other borrowings	(512)	(256)	(256)
Subordinated notes	1,133	—	1,133
Junior subordinated debentures	(22)	—	(22)
Total change in interest expense	$(29,094)	$(27,886)	$(1,208)

Total change in net interest income	$12,880	$(1,331)	$14,211
(1)	The column "Inc/(Dec) from Prior Year" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

The Company’s operating results are also impacted by various sources of noninterest income, including trust department fees, investment advisory and management fees, deposit service fees, swap fee income, gains from the sales of residential real estate loans and government guaranteed loans, earnings on BOLI and other income. Offsetting these items, the Company incurs noninterest expenses, which include salaries and employee benefits, occupancy and equipment expense, professional and data processing fees, FDIC and other insurance expense, loan/lease expense and other administrative expenses.

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

The Company assesses the impairment of goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following:

●	Significant under-performance relative to expected historical or projected future operating results;
●	Significant changes in the manner of use of the acquired assets or the strategy for the overall business;
●	Significant negative industry or economic trends;
●	Significant decline in the market price for our common stock over a sustained period; or
●	Market capitalization relative to net book value.

Due to the economic impact of COVID-19 during the first quarter of 2020, management concluded that factors such as the decline in macroeconomic conditions led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of March 31, 2020.  Based upon the results of the interim goodwill assessment during the first quarter of 2020, the Company concluded that an impairment did not exist on the bank reporting units as of the time of the assessment. There was no occurrence of a triggering event in the second or third quarter of 2020, therefore no impairment test of goodwill was performed as of June 30, 2020 or September 30, 2020. When such an assessment is performed, should the Company conclude that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.  Such a charge would have no impact on tangible capital or regulatory capital.

During the first quarter of 2020, the Company incurred goodwill impairment expense of $500 thousand related to the Bates Companies.  This was the result of the announcement of the sale of the Bates Companies as discussed in the Company’s financial statements and the accompanying notes presented elsewhere in this Annual Report on Form 10-K.

As of November 30, 2020 the Company’s management performed an annual assessment at the reporting unit level and determined no goodwill impairment existedfo.

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

Management may report a materially different amount for the provision in the statement of operations to change the allowance if its assessment of the above factors were different. The discussion regarding the Company’s allowance should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere in this Annual Report on Form 10-K, as well as the portion of this MD&A section entitled “Financial Condition – Allowance for Estimated Losses on Loans/Leases.”

The Company believes that as a result of the COVID-19 pandemic losses have been incurred that are not yet known and this could have an adverse effect in the future.  Disruption to the Company’s customers could result in increased loan delinquencies and defaults resulting in an increase in quantitative allocations.  Management believes impaired loans may increase in the future as a result of the COVID-19 pandemic, having a direct impact on the specific component of the allowance for loan and lease losses.

Although management believes the level of the allowance as of December 31, 2020 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

INTEREST INCOME

For 2020, interest income decreased $17.7 million, or 8% primarily due to a decline in the yield of average loans/leases of 59 basis points. In total, the Company’s average interest-earning assets increased $382.4 million, or 8%, year-over-year. Average loans/leases grew 5%, while average securities increased 13%.

In 2020, the Company continued to grow its securities portfolio with increases in its portfolio of tax exempt municipal securities. The large majority of these securities are privately placed debt issuances by municipalities located in the Midwest and require a thorough underwriting process before investment. Execution of this strategy has led to increased interest income on a tax equivalent basis over the past several years. Management understands that this strategy has extended the duration of its securities portfolio and continually evaluates the combined benefit of increased interest income and reduced effective income tax rate and the impact on interest rate risk.

The Company intends to continue to grow quality loans and leases as well as diversify the securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Comparing 2020 to 2019, interest expense decreased $29.1 million, or 48%, year-over-year. Average interest-bearing liabilities increased 2% in 2020. The Company has grown organically at a significant pace over the past several years. Loan growth has been funded by core deposits and has also allowed the Company to prepay brokered deposits and FHLB advances.  In the second half of 2019 and the full year of 2020, the Company’s cost of funds declined in conjunction with the now declining rate environment.  The Company’s cost of funds was 0.85% at December 31, 2020, which was down from 1.66% at December 31, 2019.

Cost of funds decreased 81 basis points when comparing cost of funds in 2020 to cost of funds in 2019.

The Company’s management intends to continue to shift the mix of funding from wholesale funds to core deposits, including noninterest-bearing deposits. Continuing this trend is expected to strengthen the Company’s franchise value, reduce funding costs and increase fee income opportunities through deposit service charges.

PROVISION FOR LOAN/LEASE LOSSES

The Company’s provision totaled $55.7 million for 2020, an increase of $48.6 million from 2019. The increase in 2020 was primarily attributable to increased qualitative allocations in response to deteriorating economic conditions as related to the effects of COVID-19 and new qualitative allocations on acquired loans that previously had no allowance. The Company anticipates the provision could remain elevated in future periods due to the broad reach of COVID-19 across many impacted individuals and industries.  The dramatic slowdown in economic activity will likely continue to negatively impact the credit quality of the Company’s loan portfolio with increased levels of loan defaults.  The CARES Act provides significant resources for individuals and industries that could lessen the impact of COVID-19, in addition to the Company’s own loan relief programs.

The allowance for loan/lease losses is established based on a number of factors, including the Company’s historical loss experience, delinquencies and charge-off trends, the local and national economy and the risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company had an allowance of 1.98% of total gross loans/leases at December 31, 2020, compared to 0.98% of total gross loans/leases at December 31, 2019.  Management evaluates the allowance needed on the acquired loans factoring in the remaining discount, which was $3.1 million and $7.0 million at December 31, 2020 and 2019, respectively.

The Company’s allowance to total NPLs was 574.61% at December 31, 2020, which was up from 403.87% at December 31, 2019.

The fluctuations in these ratios were the result of the increase in ALLL related to the effects of COVID-19.

The Company estimates an increase in the allowance for estimated losses on loans/leases in the range of $1 million to $3 million upon adoption of CECL at January 1, 2021. The after-tax charge will result in an adjustment to the stockholders' equity effective January 1, 2021. See Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements for additional information on the Company’s impact of adoption.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the years ended December 31, 2020 and 2019.

	Year Ended
	December 31,	December 31,
	2020	2019	$ Change	% Change

Trust department fees	$9,207	$9,559	$(352)	(3.7)%
Investment advisory and management fees	5,318	6,995	(1,677)	(24.0)
Deposit service fees	6,041	6,812	(771)	(11.3)
Gains on sales of residential real estate loans, net	4,680	2,571	2,109	82.0
Gains on sales of government guaranteed portions of loans, net	224	748	(524)	(70.1)
Swap fee income	74,821	28,295	46,526	164.4
Securities gains (losses), net	2,484	(30)	2,514	8380.0
Earnings on bank-owned life insurance	1,904	1,973	(69)	(3.5)
Debit card fees	3,402	3,357	45	1.3
Correspondent banking fees	903	773	130	16.8
Gain on sale of assets and liabilities of subsidiary	—	12,286	(12,286)	(100.0)
Other	4,814	5,429	(615)	(11.3)
Total noninterest income	$113,798	$78,768	$35,030	44.5%

In recent years, the Company has been successful in expanding its wealth management customer base. Trust department fees continue to be a significant contributor to noninterest income. Trust department fees decreased 4% in 2020 as compared to 2019 due to the sale of RB&T.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts. The Company added $300.8 million of new trust assets in 2020.

Investment advisory and management fees decreased 24% in 2020 as compared to 2019. Similar to trust department fees, fees from these services are largely determined based on the value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.  The levels of assets under management were negatively impacted by the decline in the market as a result of COVID-19 as well as the sale of the Bates Companies in August 2020.

Deposit service fees decreased 11% in 2020 as compared to 2019. The decrease was primarily due to the sale of RB&T, as well as lower transactional volume due to current economic conditions. The Company continues to emphasize shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans, net, increased 82% in 2020 as compared to 2019. The increase was largely due to SFCB which recognized gains on sales of residential real estate of $3.5 million and $1.7 million in 2020 and 2019, respectively.  Also, residential real estate loan rates reached historical lows during 2020 driving an increase in refinance activity.

The Company’s gains on the sale of government-guaranteed portions of loans for 2020 decreased 70% as compared to 2019. Over the past few years, competitors have been offering SBA and USDA loan candidates traditional financing without such a guarantee and the Company is not willing to relax its structure for those lending opportunities.

As a result of the relatively low interest rate environment, the Company was able to execute numerous interest rate swaps on select commercial loans, including tax credit project loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from year to year. Swap fee income totaled $74.8 million in 2020 as compared to $28.3 million in 2019. The increase in swap fee income was due to both the volume and the size of the transactions executed as the Company focused on creating a sustainable revenue source. Future levels of swap fee income can be dependent upon prevailing interest rates and other market activity.

Securities gains, net of losses totaled $2.5 million in 2020 as compared to $30 thousand in securities losses, net of gains for 2019. Manaement sold select overvalued securities and utilized the gains to offset the cost of prepaying certain high cost wholesale funds.

Earnings on BOLI decreased 4% in 2020 primarily due to liquidation of BOLI policies after the sale of RB&T. There were no purchases of BOLI in 2020. Yields on BOLI (based on a simple average and excluding the impact of the federal income tax exemption) were 2.87% for 2020 and 2.10% for 2019. Notably, a small portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity market. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 1% in 2020. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 17% in 2020. The fees are generally included in the earnings credit rates which incent the correspondent bank to maintain higher levels of noninterest bearing deposits to offset the correspondent banking fees.  Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund loan growth as well as a steady source of fee income.  The Company now serves 192 banks in Iowa, Illinois, Missouri and Wisconsin.

There were no gains on sale of assets and liabilities of subsidiary in 2020. Gain on sale of assets and liabilities of subsidiary totaled $12.3 million in 2019 due to the sale of the assets and liabilities of RB&T on November 30, 2019.  See Note 2 of the Consolidated Financial Statements for further detail.

Other noninterest income decreased 11% in 2020. The decrease due to the sale of RB&T.

NONINTEREST EXPENSES

The following tables set forth the various categories of noninterest expenses for the years ended December 31, 2020 and 2019.

	Year Ended
	December 31,	December 31,
	2020	2019	$ Change	% Change

Salaries and employee benefits	$96,268	$92,063	$4,205	4.6%
Occupancy and equipment expense	16,504	15,106	1,398	9.3
Professional and data processing fees	14,644	13,381	1,263	9.4
Post-acquisition compensation, transition and integration costs	214	3,582	(3,368)	(94.0)
Disposition costs	690	3,325	(2,635)	(79.2)
FDIC insurance, other insurance and regulatory fees	4,164	2,955	1,209	40.9
Loan/lease expense	1,435	1,097	338	30.8
Net cost of (income from) and gains/losses on operations of other real estate	(307)	3,789	(4,096)	(108.1)
Advertising and marketing	3,260	4,548	(1,288)	(28.3)
Bank service charges	2,016	2,009	7	0.3
Loss on liability extinguishment	3,907	436	3,471	796.1
Correspondent banking expense	838	836	2	0.2
Intangibles amortization	2,149	2,266	(117)	(5.2)
Goodwill impairment	500	3,000	(2,500)	(83.3)
Loss on sale of subsidiary	158	—	158	100.0
Other	5,315	6,841	(1,526)	(22.3)
Total noninterest expense	$151,755	$155,234	$(3,479)	(2.2)%

Management places strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency. One-time charges relating to acquisitions, dispositions and goodwill impairment impacted expense in 2020 and 2019.  In 2019, there was a $4.0 million write-down of a single OREO property.

Salaries and employee benefits, which is the largest component of noninterest expense, increased 5% in 2020 as compared to 2019. This increase was primarily related to increased incentive compensation driven by record financial results.

Occupancy and equipment expense increased 9% in 2020 as compared to 2019. This increase was due to higher investments in information technology, increases in repairs and maintenance costs and renovations to existing buildings.

Professional and data processing fees increased 9% in 2020 as compared to 2019. This increased expense was mostly due to legal costs associated with the sale of the Bates Companies. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

Post-acquisition compensation, transition and integration costs totaled $214 thousand and $3.6 million for 2020 and 2019, respectively. These costs were comprised primarily of personnel costs, IT integration, and conversion costs related to the acquisitions as described in Note 2 to the Consolidated Financial Statements.  The increased costs in 2019 related to conversion of data processing software at SFCB.

Disposition costs totaled $690 thousand for 2020 as compared to $3.3 million for 2019. The costs were comprised primarily of legal, accounting, disposal of fixed assets and prepaids, personnel costs and IT deconversion costs related to the sale of the Bates Companies in 2020 and the sale of RB&T in 2019.    See Note 2 to the Consolidated Financial Statements for further discussion.

FDIC insurance, other insurance and regulatory fee expense increased 41% in 2020.  The increase in expense was due to an increase in the asset size of the Company in 2020 as well as a credit to FDIC insurance assessments received in 2019.

Loan/lease expense increased 31% in 2020 as compared to 2019. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net income from operations totaled $307 thousand for 2020 as compared to net cost of operations of $3.8 million for 2019. The higher amount in 2019 is due primarily to $3.4 million of subsequent write-down of one OREO property.

Advertising and marketing expense decreased 28% in 2020 as compared to 2019. The decrease in expense was primarily due to the sale of RB&T and the change in general environment due to COVID.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, remained flat in 2020 as compared to 2019.

Losses on liability extinguishment were $3.9 million in 2020 as compared to $436 thousand in 2019. These losses relate to the prepayment of certain brokered certificates of deposit and FHLB advances as well as terminations and changes in designation on certain derivatives.

Correspondent banking expense remained flat in 2020. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services.

Intangible amortization expense decreased 5% in 2020 as compared to 2019. Included in 2019 was a $109 thousand adjustment to intangible amortization expense related to the finalization of purchase accounting related to the acquisition of the Bates Companies.

Goodwill impairment expense totaled $500 thousand in 2020 and $3.0 million in 2019 related to the Bates Companies.  See Note 6 to the Consolidated Financial Statements for further discussion.

Loss on sale of subsidiary totaled $158 thousand in 2020 due to the sale of Bates Companies.  See Note 2 to the Consolidated Financial Statements for further discussion. There was no loss on sale of a subsidiary in 2019.

Other noninterest expense decreased 22% in 2020 as compared to 2019. This was primarily due to the sale of RB&T.  Included in other noninterest expense are items such as subscriptions, sales and use tax and expenses related to wealth management.

INCOME TAX EXPENSE

The provision for income taxes was $12.7 million for 2020, or an effective tax rate of 17.3%, compared to $14.6 million for 2019, or an effective tax rate of 20.3%.  Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 14 to the Consolidated Financial Statements for additional details.

FINANCIAL CONDITION AS OF DECEMBER 31, 2020 AND 2019

OVERVIEW

Following is a table that represents the major categories of the Company’s balance sheet.  On November 30, 2019, the Company sold substantially all of the assets and transferred substantially all of the deposits and certain other liabilities of the Company’s wholly owned subsidiary, RB&T. As a result, those assets and liabilities of RB&T are not included in the Company’s results of its financial condition as of December 31, 2019, the removal of which impacts balance sheet comparisons to the prior period.

	As of December 31,
	2020		2019

	(dollars in thousands)

	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$157,005	3%	$233,945	5%
Securities	838,131	15%	611,341	12%
Net loans/leases	4,166,753	73%	3,654,204	74%
Derivatives	222,757	4%	87,827	2%
Other assets	298,151	5%	309,767	7%
Assets held for sale	—	-%	11,966	-%
Total assets	$5,682,797	100%	$4,909,050	100%

Total deposits	$4,599,137	82%	$3,911,051	79%
Total borrowings	177,114	3%	278,955	6%
Derivatives	229,270	4%	88,437	2%
Other liabilities	83,483	1%	90,253	2%
Liabilities held for sale	—	-%	5,003	-%
Total stockholders' equity	593,793	10%	535,351	11%
Total liabilities and stockholders' equity	$5,682,797	100%	$4,909,050	100%

In 2020, total assets increased $773.7 million, or 16%. The Company’s securities portfolio increased $226.8 million, or 37%, during 2020.  The Company’s loan/lease portfolio increased $512.5 million, or 14%, during 2020. The increase in the loan/lease portfolio was partially related to the addition of PPP loans (further described in Note 1 to the Consolidated Financial Statements). Excluding the PPP loans (non-GAAP), the Company’s loan/lease portfolio grew organically $287.8 million, or 7.8%, during 2020, which was funded by deposit growth. Deposits grew $688.1 million, or 18% during 2020. Borrowings decreased $101.8 million, or 37%, during 2020.

As of December 31, 2019, there were $12.0 million of assets held for sale, primarily comprised of bank-owned life insurance that was retained from the RB&T sale.  There were $5.0 million of liabilities held for sale, primarily comprised of deferred compensation obligations to former RB&T employees as part of the sale transaction. These assets and liabilities were liquidated in 2020.

INVESTMENT SECURITIES

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk and maximizing return, while minimizing credit risk. Over the recent years, the Company has continued to change the mix of the portfolio by decreasing U.S government sponsored agency securities, while increasing residential mortgage-backed and related securities and tax-exempt municipal securities. Of the latter, the large majority are privately placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company’s existing markets) that require a thorough underwriting process before investment.

Following is a breakdown of the Company’s securities portfolio by type, the percentage of net unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration as of December 31, 2020 and 2019.

	2020		2019
	Amount	%	Amount	%
	(dollars in thousands)

U.S. govt. sponsored agency securities	$15,336	2%	$20,078	3%
Municipal securities	627,523	75%	447,853	73%
Residential mortgage-backed and related securities	132,842	16%	120,587	20%
Asset-backed securities	40,683	4%	16,887	3%
Other securities	21,747	3%	5,936	1%
	$838,131	100%	$611,341	100%

Securities as a % of Total Assets	14.75%		12.45%
Net Unrealized Gains as a % of Amortized Cost	6.90%		4.88%
Duration (in years)	7.0		6.7
Yield on investment securities (tax equivalent)	3.74%		3.80%

Management monitors the level of unrealized gains/losses including performing quarterly reviews of individual securities for evidence of OTTI. Management identified no OTTI in 2020 or 2019.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s investment securities.

LOANS/LEASES

Total loans/leases, excluding PPP loans (non-GAAP), grew 7.8% in 2020 over 2019. The mix of loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I loans*	$1,726,723	41%	$1,507,825	41%	$1,429,410	38%	$1,134,516	38%	$827,637	34%
CRE loans	2,107,629	50%	1,736,396	47%	1,766,111	48%	1,303,492	44%	1,093,459	46%
Direct financing leases	66,016	1%	87,869	2%	117,969	3%	141,448	5%	165,419	7%
Residential real estate loans	252,121	6%	239,904	7%	290,759	8%	258,646	9%	229,233	10%
Installment and other consumer loans	91,302	2%	109,352	3%	119,381	3%	118,611	4%	81,666	3%
Total loans/leases	$4,243,791	100%	$3,681,346	100%	$3,723,630	100%	$2,956,713	100%	$2,397,414	100%
Plus deferred loan/lease origination costs, net of fees	7,338		8,859		9,124		7,773		8,073
Less allowance	(84,376)		(36,001)		(39,847)		(34,356)		(30,757)
Net loans/leases	$4,166,753		$3,654,204		$3,692,907		$2,930,130		$2,374,730

*Includes PPP loans totaling $273.1 million at December 31, 2020.

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

The following tables set forth the remaining maturities by loan/lease type as of December 31, 2020 and 2019. Maturities are based on contractual dates.

	As of December 31, 2020
				Maturities After One Year
	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates
	(dollars in thousands)

C&I loans	$362,104	$942,702	$421,917	$995,910	$368,709
CRE loans	277,248	866,614	963,767	788,442	1,041,939
Direct financing leases	3,617	61,504	895	62,399	—
Residential real estate loans	19,717	12,335	220,069	200,028	32,376
Installment and other consumer loans	17,671	41,634	31,997	30,975	42,656
	$680,357	$1,924,789	$1,638,645	$2,077,754	$1,485,680
Percentage of total loans/leases	16%	45%	39%	58%	42%

	As of December 31, 2019
				Maturities After One Year
	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates
	(dollars in thousands)

C&I loans	$448,045	$660,687	$399,093	$701,633	$358,147
CRE loans	269,687	876,481	590,228	890,149	576,560
Direct financing leases	7,612	76,297	3,960	80,257	—
Residential real estate loans	16,352	15,143	208,409	186,853	36,699
Installment and other consumer loans	28,786	44,534	36,032	38,970	41,596
	$770,482	$1,673,142	$1,237,722	$1,897,862	$1,013,002
Percentage of total loans/leases	21%	45%	34%	65%	35%

As CRE loans have historically been one of the Company’s larger portfolio segments, management places a strong emphasis on monitoring the composition of the Company’s CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non owner-occupied loans because owner-occupied loans are generally considered to have less risk. As of December 31, 2020 and 2019, respectively, approximately 24% and 26% of the CRE loan portfolio was owner-occupied.

See Note 4 to the Consolidated Financial Statements for additional information on the Company’s loan/lease portfolio.

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES

The allowance totaled $84.4 million at December 31, 2020, which was an increase of $48.4 million, or 134%, from $36.0 million at December 31, 2019. Provision totaled $55.7 million for 2020 and outpaced net charge-offs of $7.3 million (or 18 basis points of average loans/leases outstanding).

The following table summarizes the activity in the allowance.

	Year ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)

Average amount of loans/leases outstanding, before allowance	$4,031,567	$3,857,547	$3,352,357	$2,611,888	$2,042,555

Allowance:
Balance, beginning of fiscal year	$36,001	$39,847	$34,356	$30,757	$26,141

Reclassification of allowance related to held for sale loans	—	(6,122)	—	—	—

Charge-offs:
C&I	(4,199)	(1,476)	(5,359)	(1,150)	(527)
CRE	(2,071)	(1,722)	(387)	(1,795)	(24)
Direct financing leases	(1,993)	(1,647)	(2,002)	(2,285)	(2,503)
Residential real estate	—	(191)	(127)	(102)	(77)
Installment and other consumer	(120)	(98)	(44)	(41)	(113)
Subtotal charge-offs	(8,383)	(5,134)	(7,919)	(5,373)	(3,244)

Recoveries:
C&I	649	276	295	191	109
CRE	182	208	50	43	33
Direct financing leases	145	190	344	186	93
Residential real estate	29	47	23	29	1
Installment and other consumer	49	51	40	53	146
Subtotal recoveries	1,054	772	752	502	382
Net charge-offs	(7,329)	(4,362)	(7,167)	(4,871)	(2,862)
Provision charged to expense	55,704	6,638	12,658	8,470	7,478
Balance, end of fiscal year	$84,376	$36,001	$39,847	$34,356	$30,757

Net charge-offs to average loans/leases outstanding	0.18%	0.11%	0.21%	0.19%	0.14%

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

The following is a table that reports the criticized and classified loan totals as of December 31, 2020 and 2019.

	As of December 31,
Internally Assigned Risk Rating *	2020	2019

	(dollars in thousands)

Special Mention (Rating 6)	$71,481	$19,952
Substandard (Rating 7)	66,081	33,649
Doubtful (Rating 8)	—	—
	$137,562	$53,601

Criticized Loans **	$137,562	$53,601
Classified Loans ***	$66,081	$33,649

Criticized Loans as a % of Total Loans/Leases	3.24%	1.45%
Classified Loans as a % of Total Loans/Leases	1.55%	0.91%

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

Criticized loans increased 157% and classified loans increased 96% in 2020 as compared to 2019.  The changes were primarily due to the downgrading of $105.4 million of loans from pass to criticized during the year.

NPLs (consisting of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing TDRs) increased $5.8 million, or 65%, during 2020. See the table in the following section for further detail on NPLs and NPAs.

In accordance with GAAP for acquisition accounting, acquired loans were recorded at fair value; therefore, there was no allowance associated with these loans at acquisition. Management continues to evaluate the allowance needed on the acquired loans factoring in the net remaining discount ($3.1 million and $7.0 million at December 31, 2020 and 2019, respectively).

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs as of December 31, 2020 and 2019.

	As of December 31,
	2020	2019
Allowance / Gross Loans/Leases	1.98%	0.98%
Allowance / NPLs	574.61%	403.87%

The following table presents the allowance by type and the percentage of loan/lease type to total loans/leases.

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

C&I loans	35,421	41%	16,072	41%	16,420	38%	14,323	38%	12,545	34%
CRE loans	42,161	50%	15,379	47%	17,719	48%	13,963	44%	11,671	46%
Direct financing leases	1,764	1%	1,464	2%	1,792	3%	2,382	5%	3,112	7%
Residential real estate loans	3,732	6%	1,948	7%	2,557	8%	2,466	9%	2,342	10%
Installment and other consumer loans	1,298	2%	1,138	3%	1,359	3%	1,222	4%	1,087	3%
	$84,376	100%	$36,001	100%	$39,847	100%	$34,356	100%	$30,757	100%

% Represents the percentage of the certain type of loan/lease to total loans/leases

Although management believes that the allowance at December 31, 2020 is at a level adequate to absorb probable losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require additional increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and its leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 4 to the Consolidated Financial Statements for additional information on the Company’s allowance.

NONPERFORMING ASSETS

The table below presents the amounts of NPAs.

	As of December 31,
	2020	2019	2018	2017	2016

Nonaccrual loans/leases (1) (2)	$13,940	$7,902	$14,260	$11,441	$13,919
Accruing loans/leases past due 90 days or more	3	33	632	89	967
TDRs - accruing	741	979	3,659	7,113	6,347
Total NPLs	14,684	8,914	18,551	18,643	21,233
OREO	20	4,129	9,378	13,558	5,523
Other repossessed assets	135	41	8	80	202
Total NPAs	$14,839	$13,084	$27,937	$32,281	$26,958

NPLs to total loans/leases	0.35%	0.24%	0.50%	0.63%	0.88%
NPAs to total loans/leases plus repossessed property	0.35%	0.35%	0.75%	1.08%	1.12%
NPAs to total assets	0.26%	0.27%	0.56%	0.81%	0.82%

(1)	Includes government guaranteed portions of loans, if applicable.
(2)	Includes TDRs of $984 thousand at December 31, 2020 and $747 thousand at December 31, 2019.

Generally, the large majority of the Company’s NPAs consists of nonaccrual loans/leases, accruing TDRs and OREO. For nonaccrual loans/leases, management thoroughly reviewed these loans/leases and provided specific allowances as appropriate. OREO is carried at the lower of carrying amount or fair value less costs to sell.

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

In 2020, the Company’s NPAs increased $1.8 million, or 13% as compared to $13.1 million in 2019.   The increase in NPAs in 2020 was primarily due to several isolated relationships that experienced degradation.  OREO decreased $4.1 million as we effectively sold all of our OREO in 2020.

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

Due to the economic impacts of COVID-19, the Company established its LRP for its clients.  The LRP allows borrowers to request the deferral of principal and interest payments for an agreed upon term.  Those deferred payments will be added to the end of the original term of the loan through a three-month extension of the maturity date.  The CARES Act includes provisions that allow financial institutions to elect to not apply GAAP requirements to loan modifications related to COVID-19 that would otherwise be categorized as a TDR, including arrangements that defer or delay payments of principal or interest for up to 90 days.  The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur beginning on March 1, 2020 until the earlier of sixty days after the date on which the national emergency related to COVID-19 is terminated or December 31, 2020. On December 27, 2020, former President Trump signed the Consolidated Appropriations Act, which extended this relief to the earlier of the first day of the Company’s fiscal year after the date of the national emergency terminates or January 1, 2022. The Company expects that the majority of LRP participants will not be categorized as a TDR by meeting the CARES Act provisions. The Company implemented its LRP offerings to extend qualifying customers’ payments for 90 days.  As of December 31, 2020 there were 126 Bank modifications of loans to commercial and consumer clients totaling $21 million and 71 m2 modifications of loans and leases totaling $7 million for a combined 197 modifications totaling $28 million  and representing 0.66% of the total loan and lease portfolio currently on deferral. The Company intends to allow qualifying commercial and consumer clients to defer payments under the new guidance.

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.  The regulators have clarified that this guidance may continue to be applied in 2021.

DEPOSITS

Deposits grew $688.1 million, or 17.6%, during 2020, primarily due to an increase in both non-interest bearing and interest bearing commercial clients and correspondent deposits, net of prepayment of large brokered certificates of deposits.  The table below presents the composition of the Company’s deposit portfolio.

	As of December 31,
	2020		2019
	Amount	%	Amount	%
	(dollars in thousands)

Noninterest bearing demand deposits	$1,145,378	25%	$777,224	20%
Interest bearing demand deposits	2,987,469	65%	2,407,502	61%
Time deposits	460,659	10%	571,343	15%
Brokered deposits	5,631	—%	154,982	4%
	$4,599,137	100%	$3,911,051	100%

The Company has been successful in growing its noninterest-bearing deposit portfolio over the past several years, growing average balances 29% in 2020. Year-end balances can fluctuate a great deal due to large customer and correspondent bank activity. During the year, the Company had significant core deposit growth mostly from its correspondent banking clients.  The outsized deposit growth exceeded the strong loan growth and led to the Company carrying excess liquidity during the year. As a result of strong core deposit growth, the Company reduced its reliance on higher cost CDs and brokered deposits.

Management will continue to focus on growing its core deposit portfolio, including its correspondent banking business at QCBT, as well as shifting the mix from brokered and other higher cost deposits to lower cost core deposits. With the significant success achieved by QCBT in growing its correspondent banking business, QCBT has developed procedures to proactively monitor this industry concentration of deposits and loans. Other deposit-related industry concentrations and large accounts are monitored by the internal asset liability management committee. See discussion regarding policy limits on bank stock loans in the Lending/Leasing section under Item 1 – Business in Part I of this Annual Report on Form 10-K.

SHORT-TERM BORROWINGS

The subsidiary banks purchase federal funds for short-term funding needs from the FRB or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of, December 31,
	2020	2019
	(dollars in thousands)

Overnight repurchase agreements	$—	$2,193
Federal funds purchased	5,430	11,230

	$5,430	$13,423

As of December 31, 2020, the Company is no longer offering overnight repurchase agreements with customers.

The Company’s federal funds purchased fluctuates based on the short-term funding needs of the Company’s subsidiary banks. See Note 9 to the Consolidated Financial Statements for additional information on the Company’s short-term borrowings.

FHLB ADVANCES AND OTHER BORROWINGS

As a result of their membership in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. The subsidiary banks can utilize FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provide a less costly source of funds than customer deposits. For 2020, FHLB advances decreased $144.3 million, or 91%, primarily due to core deposit growth that allowed for overnight and term FHLB advances to be prepaid or mature without renewal.

	As of December 31,
	2020	2019
	(dollars in thousands)

FHLB Advances	$15,000	$159,300
Weighted Average Interest Rate at Year-End	0.29%	1.74%

During 2019, the Company prepaid $25 million of wholesale structured repurchase agreements and the other $10 million matured without replacement.  For the term notes and revolving line of credit, these were paid off with the proceeds from the issuance of subordinated notes in the first quarter of 2019. See Notes 10 and 11 to the Consolidated Financial Statements for additional information regarding FHLB advances, and other borrowings.

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

SUBORDINATED NOTES

On September 14, 2020, the Company completed a private offering of $50.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on September 15, 2030.  The subordinated notes, which qualify as Tier 2 capital for the Company, are at a fixed rate of 5.125% per year, from and including September 14, 2020 to, but excluding, September 15, 2025 or earlier redemption date.  From and including September 15, 2025 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate, which is expected to be the then current three-month Term SOFR plus 500 basis points.  Interest on the subordinated notes is payable quarterly, commencing on December 15, 2020.  The subordinated notes are redeemable by the Company at its option, in whole or in part, on any interest payment date on or after September 15, 2025.  The subordinated notes are redeemable by the Company in whole but not in part, under certain limited circumstances set forth in the subordinated notes.  Any redemption by the Compay would be at a redemption price equal to 100% of the principal amount of the notes to be redeemed, together with an accrued and unpaid interest on the subordinated notes being redeemed to, but excluding, the date of redemption. The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

During 2019, the Company issued subordinated notes of $65.0 million.  Net proceeds, after deducting the underwriting discount and estimated expenses, were $63.4 million.  The Company used a portion of the net proceeds from the offering to prepay term notes totaling $21.3 million and the outstanding balance of $9.0 million on its revolving line of credit.  The term notes and revolving line of credit had been used to fund the acquisition of Springfield Bancshares, as described in Note 2 to the Consolidated Financial Statements.

See Note 12 to the Consolidated Financial Statements for additional information regarding subordinated notes.

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of December 31,
	2020	2019
	(dollars in thousands)

Common stock	$15,806	$15,828
Additional paid in capital	275,807	274,785
Retained earnings	300,804	245,836
AOCI (loss)	1,376	(1,098)
Total stockholders' equity	$593,793	$535,351

TCE / TA ratio (non-GAAP)	9.08%	9.25%

*   TCE/TA ratio is a non-GAAP measure. Refer to the GAAP to Non-GAAP Reconciliations section of this report for more information.

As of December 31, 2020 and 2019, no preferred stock was outstanding.

The following table presents the rollforward of stockholders’ equity for the years ended December 31, 2020 and 2019, respectively.

	For the Year Ended December 31,
	2020	2019

	(dollars in thousands)

Beginning balance	$535,351	$473,138
Net income	60,582	57,408
Other comprehensive income, net of tax	2,474	4,446
Common cash dividends declared	(3,779)	(3,775)
Repurchase and cancellation of 100,932 shares of common stock as a result of a share repurchase program	(3,779)	—
Other *	2,944	4,134
Ending balance	$593,793	$535,351

*   Includes primarily common stock issued for options exercised and the employee stock purchase plans, as well as stock-based compensation.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks, cash and due from banks and federal funds sold, which averaged $398.2 million and $270.2 million during 2020 and 2019, respectively. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

The Federal Reserve Bank has provided a lending facility that will allow the Company, if desired, to obtain funding specifically for loans that the Company makes under the PPP, which will allow the Company to retain existing sources of liquidity for traditional operations. The Company has been able to access other available funding sources to address liquidity needs during the COVID-19 pandemic.

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

At December 31, 2020, the subsidiary banks had 28 lines of credit totaling $743.1 million, of which $287.1 million was secured and $456.0 million was unsecured. At December 31, 2020, all of the $743.1 million was available.

At December 31, 2019, the subsidiary banks had 27 lines of credit totaling $380.6 million, of which $45.3 million was secured and $335.3 million was unsecured. At December 31, 2019, all of the $380.6 million was available.

The Company maintains a $25.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2021. At December 31, 2020, the full $25.0 million was available. See Note 11 to the Consolidated Financial Statements for additional information.

Investing activities used cash of $704.5 million during 2020 compared to $308.7 million during 2019. Proceeds from calls, maturities, pay downs, and sales of securities were $138.9 million for 2020 compared to $106.1 million for 2019. Purchases of securities used cash of $356.1 million for 2020 compared to $72.0 million for 2019. The net increase in loans/leases used cash of $564.7 million for 2020 compared to $320.4 million for 2019. The Company received net cash of $42.6 million related to the sale of RB&T assets and liabilities for 2019. Purchases of derivatives used cash of $4.3 million for 2019. There were no purchases of derivatives in 2020.

Financing activities provided cash of $577.4 million for 2020 compared to $222.9 million for 2019. Net increases in deposits totaled $658.6 million for 2020 as compared to $355.6 million for 2019. Net short-term borrowings decreased $8.0 million for 2020 and decreased $14.2 million for 2019. In 2020 the Company used $55.3 million to prepay select FHLB advances and $29.2 million to prepay brokered and public time deposits. In 2019 the Company used $30.3 million to prepay select FHLB advances and $46.3 million to prepay other borrowings.  Short-term FHLB advances decreased $94.3 million in 2020 and decreased $52.5 million in 2019.

Total cash provided by operating activities was $112.2 million for 2020 compared to $76.5 million for 2019.

Throughout its history, the Company has secured additional capital through various resources, including common and preferred stock and the issuance of trust preferred securities and subordinated notes.

As of December 31, 2020 and 2019, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. See Note 17 to the Consolidated Financial Statements for detail of the capital amounts and ratios for the Company and its subsidiary banks.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2020 and 2019, no amounts had been recorded as liabilities for the banks’ potential obligations under these guarantees.

As of December 31, 2020 and 2019, commitments to extend credit aggregated $1.7 billion and $1.2 billion, respectively. As of December 31, 2020 and 2019, standby letters of credit aggregated $24.8 million and $23.8 million, respectively. Management does not expect that all of these commitments will be funded.

Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 19 to the Consolidated Financial Statements.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following table presents, as of December 31, 2020, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements.

	Financial	Payments Due by Period
	Statement		One Year
Description	Note Reference	Total	or Less	2 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)

Deposits without a stated maturity	N/A	$4,138,478	$4,138,478	$—	$—	$—
Certificates of deposit	8	460,659	228,257	75,098	20,479	136,825
Short-term borrowings	9	5,430	5,430	—	—	—
FHLB advances	10	15,000	15,000	—	—	—
Other borrowings	11	—	—	—	—	—
Subordinated debentures	12	118,691	—	—	—	118,691
Junior subordinated debentures	13	37,993	—	—	—	37,993
Rental commitments	5	1,779	323	456	297	703
Operating contracts	N/A	50,285	24,378	11,748	9,600	4,559
Total contractual cash obligations		$4,828,315	$4,411,866	$87,302	$30,376	$298,771

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Annual Report on Form 10-K. In addition to the risk factors described in that section, there are other factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

●	The strength of the local, state, national and international economies (including the impact of the new presidential administration).

●	The economic impact of past and any future terrorist attacks, widespread disease or pandemics (including the COVID-19 pandemic), acts of war or threats thereof and other adverse events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse events.

●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB, including FASB’s CECL impairment standards.

●	Changes in state and federal laws, regulations and governmental policies concerning the Company’s general business.

●	Changes in the interest rates and prepayment rates of the Company’s assets (including the impact of LIBOR phase-out).

●	Increased competition in the financial services sector and the inability to attract new customers.

●	Changes in technology and the ability to develop and maintain secure and reliable electronic systems.

●	Unexpected results of acquisitions which may include failure to realize the anticipated benefits of the acquisition.

●	The loss of key executives and employees.

●	The costs, effects and outcomes of existing or future litigation.

●	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.

●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

Application of the simulation model analysis for select interest rate scenarios at December 31, 2020 and 2019 demonstrated the following:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2020	2019

100 basis point downward shift	(10.0)%	—%	0.5%
200 basis point upward shift	(10.0)%	2.5%	1.2%
300 basis point upward shock	(30.0)%	10.3%	4.9%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at December 31, 2020 were well within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Item 8.    Financial Statements

QCR HOLDINGS, INC.

● Note 20: Quarterly Results of Operations (Unaudited)	132
● Note 21: Parent Company Only Financial Statements	134
● Note 22: Fair Value	137
● Note 23: Business Segment Information	140

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QCR Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for estimated losses on loans/leases

As explained in Note 1 and Note 4 of the consolidated financial statements, the allowance for estimated losses on loans/leases (allowance), totaling $84.4 million at December 31, 2020, is an estimate based upon management’s periodic review of the collectability of the loans/leases in light of historical experience, the nature and volume of the loan/lease portfolio, adverse situations that may affect the borrower’s/lessee’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The evaluation by the Company is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of two components: the valuation allowance for loans/leases individually evaluated for impairment (specific component), which represents $2.7 million, and the valuation allowance for loans/leases collectively evaluated for impairment (general component), which represents $81.7 million. The Company’s general component includes a quantitative allowance based upon historical charge-off experience derived from the Company’s internal risk rating process, as well as a qualitative component for factors not reflected in the historical loss experience. The qualitative factors are determined based on an assessment of internal and/or external influences on credit quality that are not fully reflected in the historical loss or risk rating data. The evaluation of these qualitative factors requires that management make significant judgements regarding these factors, which may significantly impact the estimated allowance.

We identified the qualitative factors applied to the general component of the allowance as a critical audit matter as auditing management’s determination of these involved a high degree of auditor judgement given the highly subjective nature of management’s judgments.

Our audit procedures related to the Company’s qualitative factors in the general component of the allowance included the following, among others:

●	We obtained an understanding of the relevant controls related to the qualitative factors of the general component and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of the qualitative factors and the data used in determining those factors.

●	We tested management’s process and evaluated the reasonableness of their judgements and assumptions to develop the qualitative factors, which included:

o	Testing the accuracy of the data inputs used by management as a basis for the adjustments for qualitative factors by comparing to internal and external source data and assessing the reasonableness of the magnitude and directional consistency of the adjustments for such.

o	Evaluating whether management’s conclusions were consistent with Company provided internal data and external, independently sourced data and agreeing the impact to the allowance calculation.

Goodwill impairment

At December 31, 2020, the Company’s goodwill totaled $74.1 million. As explained in Note 1 of the consolidated financial statements, impairment testing is performed annually at November 30th, with additional tests, if necessary, due to certain triggering events. The initial recognition of goodwill and subsequent impairment analysis requires the Company to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods, which may include using the current market price of stock or discounted cash flow analyses. The Company assesses the valuation of goodwill at the reporting unit level. The assessment of goodwill impairment is complex due to the judgments and assumptions used in the reporting unit impairment tests as well as the inputs to the valuation models. Management’s decision on the inputs and assumptions in the valuations could have a significant effect on the consolidated balance sheets and net income if impairment is recognized.

We identified the valuation of goodwill as a critical audit matter because of certain significant assumptions management makes in determining the estimate, including cash flow projections, the discount rate, public market comparables, multiples of recent mergers and acquisitions of similar businesses and the control premium. Auditing management’s estimates of these assumptions involved a high degree of auditor judgment and increased audit effort, including the use of internal valuation specialists, as changes in these assumptions could have a significant impact on the fair value of the applicable reporting unit(s) and potential impairment charges.

Our audit procedures related to the Company’s impairment tests of goodwill included the following, among others:

●	We obtained an understanding of the relevant controls related to the review of the fair value of the various reporting units and potential impairment charges, which included the development of cash flow projections, the discount rate, public market comparables, multiples of recent merger and acquisitions of similar businesses and the control premium, and tested such controls for design and operating effectiveness.

●	We evaluated the reasonableness of management’s cash flow projections by comparing management’s prior projections to historical results for the Company.

●	We utilized an internal valuation specialist to assist, as applicable, for the interim and annual impairment tests, as follows in:

o	Reviewing the calculations for mathematical accuracy and evaluating if the computation methods were appropriate.

o	Developing estimates of the discount rate, public market comparables, multiples of recent mergers and acquisitions and the control premium based on publicly available market data, incorporating into the valuation and comparing the resulting reporting unit fair values to management’s estimates.

/s/ RSM US LLP

We have served as the Company's auditor since 1993.

Davenport, Iowa

March 12, 2021

QCR Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019

	(dollars in thousands)
Assets
Cash and due from banks	$61,329	$76,254
Federal funds sold	9,080	9,800
Interest-bearing deposits at financial institutions	86,596	147,891

Securities held to maturity, at amortized cost	476,165	400,646
Securities available for sale, at fair value	361,966	210,695
Total securities	838,131	611,341

Loans receivable held for sale	3,758	3,673
Loans/leases receivable held for investment	4,247,371	3,686,532
Gross loans/leases receivable	4,251,129	3,690,205
Less allowance for estimated losses on loans/leases	(84,376)	(36,001)
Net loans/leases receivable	4,166,753	3,654,204

Bank-owned life insurance	60,586	58,834
Premises and equipment, net	72,693	73,859
Restricted investment securities	18,103	23,252
Other real estate owned, net	20	4,129
Goodwill	74,066	74,748
Intangibles	11,381	14,970
Derivatives	222,757	87,827
Assets held for sale	—	11,966
Other assets	61,302	59,975
Total assets	$5,682,797	$4,909,050

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,145,378	$777,224
Interest-bearing	3,453,759	3,133,827
Total deposits	4,599,137	3,911,051

Short-term borrowings	5,430	13,423
Federal Home Loan Bank advances	15,000	159,300
Subordinated notes	118,691	68,394
Junior subordinated debentures	37,993	37,838
Derivatives	229,270	88,437
Liabilities held for sale	—	5,003
Other liabilities	83,483	90,253
Total liabilities	5,089,004	4,373,699

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 December 2020 and December 2019 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 December 2020 - 15,805,711 shares issued and outstanding December 2019 - 15,828,098 shares issued and outstanding	15,806	15,828
Additional paid-in capital	275,807	274,785
Retained earnings	300,804	245,836
Accumulated other comprehensive income (loss):
Securities available for sale	9,008	2,817
Derivatives	(7,632)	(3,915)
Total stockholders' equity	593,793	535,351
Total liabilities and stockholders' equity	$5,682,797	$4,909,050

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2020, 2019, and 2018

	2020	2019	2018

	(dollars in thousands)
Interest and dividend income:
Loans/leases, including fees	$173,967	$190,324	$160,160
Securities:
Taxable	7,787	6,607	6,353
Nontaxable	14,900	13,858	13,668
Interest-bearing deposits at financial institutions	669	3,910	1,267
Restricted investment securities	1,031	1,174	1,093
Federal funds sold	19	203	338
Total interest and dividend income	198,373	216,076	182,879

Interest expense:
Deposits	23,269	50,875	30,675
Short-term borrowings	84	363	271
Federal Home Loan Bank advances	1,087	2,894	4,193
Other borrowings	—	513	3,207
Subordinated notes	4,697	3,564	139
Junior subordinated debentures	2,286	2,308	1,999
Total interest expense	31,423	60,517	40,484
Net interest income	166,950	155,559	142,395
Provision for loan/lease losses	55,704	7,066	12,658
Net interest income after provision for loan/lease losses	111,246	148,493	129,737

Noninterest income:
Trust department fees	9,207	9,559	8,707
Investment advisory and management fees	5,318	6,995	4,726
Deposit service fees	6,041	6,812	6,420
Gains on sales of residential real estate loans, net	4,680	2,571	901
Gains on sales of government guaranteed portions of loans, net	224	748	405
Swap fee income	74,821	28,295	10,787
Securities gains (losses), net	2,484	(30)	—
Earnings on bank-owned life insurance	1,904	1,973	1,632
Debit card fees	3,402	3,357	3,263
Correspondent banking fees	903	773	852
Gain on sale of assets and liabilities of subsidiary	—	12,286	—
Other	4,814	5,429	3,848
Total noninterest income	113,798	78,768	41,541

Noninterest expense:
Salaries and employee benefits	96,268	92,063	68,994
Occupancy and equipment expense	16,504	15,106	12,884
Professional and data processing fees	14,644	13,381	11,452
Acquisition costs	—	—	1,795
Post-acquisition compensation, transition and integration costs	214	3,582	2,086
Disposition costs	690	3,325	—
FDIC insurance, other insurance and regulatory fees	4,164	2,955	3,594
Loan/lease expense	1,435	1,097	1,544
Net cost of (income from) and gains/losses on operations of other real estate	(307)	3,789	2,489
Advertising and marketing	3,260	4,548	3,552
Bank service charges	2,016	2,009	1,838
Losses on liability extinguishment	3,907	436	—
Correspondent banking expense	838	836	821
Intangibles amortization	2,149	2,266	1,692
Goodwill impairment	500	3,000	—
Loss on sale of subsidiary	158	—	—
Other	5,315	6,841	6,402
Total noninterest expense	151,755	155,234	119,143
Net income before income taxes	73,289	72,027	52,135
Federal and state income tax expense	12,707	14,619	9,015
Net income	$60,582	$57,408	$43,120

Basic earnings per common share	$3.84	$3.65	$2.92
Diluted earnings per common share	$3.80	$3.60	$2.86

Weighted average common shares outstanding	15,771,650	15,730,016	14,768,687
Weighted average common and common equivalent shares outstanding	15,952,637	15,967,775	15,064,730

Cash dividends declared per common share	$0.24	$0.24	$0.24

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2020, 2019, and 2018

	2020	2019	2018

	(dollars in thousands)

Net income	$60,582	$57,408	$43,120

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	10,657	8,761	(4,464)
Less reclassification adjustment for gains (losses) included in net income before tax	2,484	(30)	—
Less reclassification adjustment for adoption of ASU 2016-01	—	—	855
	8,173	8,791	(3,609)
Unrealized gains (losses) on derivatives:
Unrealized holding losses arising during the period before tax	(6,854)	(3,806)	(1,199)
Less reclassification adjustment for unhedging caplet	(649)	—	—
Less reclassification adjustment for swap termination	(792)	—	—
Less reclassification adjustment for caplet amortization before tax	(551)	—	—
Less reclassification adjustment for caplet ineffectiveness before tax	—	—	(602)
	(4,862)	(3,806)	(597)
Unrealized gains (losses) on assets held for sale:
Unrealized holding gains (losses) arising during the period before tax on securities held for sale	—	587	—
Less realized holding gains on securities sold	—	(61)	—
Unrealized holding losses arising during the period before tax on derivatives held for sale	—	(446)	—
Less reclassification adjustment for caplet ineffectiveness before tax	—	422	—
Less realized holding losses on derivatives sold	—	392	—
	—	894	—

Other comprehensive income (loss), before tax	3,311	5,879	(4,206)
Tax expense (credit)	837	1,433	(1,000)
Other comprehensive income (loss), net of tax	2,474	4,446	(3,206)

Comprehensive income	$63,056	$61,854	$39,914

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2020, 2019, and 2018

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

	(dollars in thousands)

Balance December 31, 2017	$13,918	$189,078	$151,962	$(1,671)	$353,287
Net income	—	—	43,120	—	43,120
Other comprehensive loss, net of tax	—	—	—	(3,206)	(3,206)
Impact of adoption of ASU 2016-01	—	—	667	(667)	—
Common cash dividends declared, $0.24 per share	—	—	(3,546)	—	(3,546)
Issuance of 1,699,414 shares of common stock as a result of merger
with Springfield Bancshares, net of issuance costs of $106,327	1,699	78,832	—	—	80,531
Issuance of 23,501 shares of common stock as a result of
acquisition of Bates Companies	24	976	—	—	1,000
Issuance of 15,528 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	15	576	—	—	591
Issuance of 60,127 shares of common stock as a result of
stock options exercised	60	734	—	—	794
Stock-based compensation expense	—	1,443	—	—	1,443
Restricted stock awards and restricted stock units- 22,660 shares of common stock , net of restricted stock units
withheld for payment for taxes	23	(23)	—	—	—
Exchange of 21,190 shares of common stock in connection
with payroll taxes for restricted stock vested and in connection
with stock options exercised	(21)	(855)	—	—	(876)
Balance, December 31, 2018	$15,718	$270,761	$192,203	$(5,544)	$473,138
Net income	—	—	57,408	—	57,408
Other comprehensive income, net of tax	—	—	—	4,446	4,446
Common cash dividends declared, $0.24 per share	—	—	(3,775)	—	(3,775)
Issuance of 9,400 shares of common stock as a result of
the acquisition of the Bates Companies	9	390	—	—	399
Issuance of 28,775 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	29	779	—	—	808
Issuance of 59,393 shares of common stock as a result of
stock options exercised	59	660	—	—	719
Stock-based compensation expense	—	2,469	—	—	2,469
Restricted stock awards and restricted stock units- 19,869 shares
of common stock , net of restricted stock units withheld for payment of taxes	20	(63)	—	—	(43)
Exchange of 7,547 shares of common stock in connection
with payroll taxes for restricted stock vested and in
connection with stock options exercised	(7)	(211)	—	—	(218)
Balance, December 31, 2019	$15,828	$274,785	$245,836	$(1,098)	$535,351
Net income	—	—	60,582	—	60,582
Other comprehensive income, net of tax	—	—	—	2,474	2,474
Repurchase and cancellation of 100,932 shares of common stock
as a result of a share repurchase program	(101)	(1,843)	(1,835)	—	(3,779)
Common cash dividends declared, $0.24 per share	—	—	(3,779)	—	(3,779)
Issuance of 37,114 shares of common stock as a result of
stock purchased under the Employee Stock Purchase Plan	37	878	—	—	915
Issuance of 41,650 shares of common stock as a result of
stock options exercised	42	403	—	—	445
Stock-based compensation expense	—	2,150	—	—	2,150
Restricted stock awards and restricted stock units- 8,838 shares of common stock , net of restricted stock units
withheld for payment for taxes	9	304	—	—	313
Exchange of 9,057 shares of common stock in connection
with payroll taxes for restricted stock vested and in connection
with stock options exercised	(9)	(870)	—	—	(879)
Balance, December 31, 2020	$15,806	$275,807	$300,804	$1,376	$593,793

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2020, 2019, and 2018

	2020	2019	2018

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,582	$57,408	$43,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,333	5,225	4,451
Provision for loan/lease losses	55,704	7,066	12,658
Deferred income taxes	(14,530)	6,364	6,292
Stock-based compensation expense	2,150	2,469	1,443
Deferred compensation expense accrued	3,821	2,773	1,824
Losses (gains) on other real estate owned, net	(317)	3,361	2,585
Amortization of premiums on securities, net	969	1,561	1,614
Caplet amortization	551	—	—
Securities (gains) losses, net	(2,484)	30	—
Loans originated for sale	(236,734)	(151,692)	(57,698)
Proceeds on sales of loans	241,553	152,633	58,353
Gains on sales of residential real estate loans	(4,680)	(2,571)	(901)
Gains on sales of government guaranteed portions of loans	(224)	(748)	(405)
Loss on liability extinguishment, net	3,907	436	—
Losses (gains) on sales of premises and equipment	(19)	753	—
Amortization of intangibles	2,149	2,266	1,692
Accretion of acquisition fair value adjustments, net	(3,271)	(4,344)	(5,527)
Increase in cash value of bank-owned life insurance	(1,904)	(1,973)	(1,632)
Loss (gain) on sale of subsidiary/certain assets and liabilities of subsidiary	158	(12,286)	—
Goodwill impairment	500	3,000	—
Decrease (increase) in other assets	12,802	(19,152)	(11,137)
Increase (decrease) in other liabilities	(13,839)	23,915	7,539
Net cash provided by operating activities	112,177	76,494	64,271

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	720	16,598	3,799
Net decrease (increase) in interest-bearing deposits at financial institutions	61,295	(69,984)	(14,508)
Proceeds from sales of other real estate owned	4,477	840	2,539
Activity in securities portfolio:
Purchases	(356,127)	(71,963)	(84,045)
Calls, maturities and redemptions	53,007	25,193	23,931
Paydowns	47,313	50,830	44,287
Sales	38,562	30,055	1,938
Activity in restricted investment securities:
Purchases	(4,600)	(5,859)	(5,409)
Redemptions	9,749	7,621	3,157
Proceeds from the liquidation of assets held for sale	10,999	—	—
Net increase in loans/leases originated and held for investment	(564,748)	(320,368)	(292,697)
Purchase of premises and equipment	(4,268)	(12,429)	(11,457)
Proceeds from sales of premises and equipment	101	2,562	—
Purchase of derivatives	—	(4,347)	—
Payment for ermination of derivative	(808)	—	—
Net cash received (transferred) for sale of subsidiary/certain assets and liabilities of subsidiary	(154)	42,587	—
Net cash paid for acquisition	—	—	(5,183)
Net cash (used in) investing activities	(704,482)	(308,664)	(333,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	658,592	335,580	271,266
Net increase (decrease) in short-term borrowings	(7,993)	(14,193)	13,638
Activity in Federal Home Loan Bank advances:
Term advances	125,000	25,000	15,080
Calls and maturities	(121,600)	(35,000)	(40,000)
Net change in short-term and overnight advances	(94,300)	(52,465)	24,765
Prepayments	(55,274)	(30,323)	—
Activity in other borrowings:
Proceeds from other borrowings	—	—	9,000
Calls, maturities and scheduled principal payments	—	(11,937)	(12,550)
Prepayments	—	(46,313)	—
Paydown of revolving line of credit	—	(9,000)	—
Prepayments on brokered and public time deposits	29,153	—	—
Proceeds from subordinated notes	50,000	63,393	—
Payment of cash dividends on common stock	(3,779)	(3,767)	(3,300)
Proceeds from issuance of common stock, net	1,360	1,926	1,279
Repurchase and cancellation of shares	(3,779)	—	—

Net cash provided by financing activities	577,380	222,901	279,178

Net increase (decrease) in cash and due from banks	(14,925)	(9,269)	9,801

Cash and due from banks, beginning	76,254	85,523	75,722
Cash and due from banks, ending	$61,329	$76,254	$85,523

QCR Holdings, Inc. and Subsidiaries - Continued

Consolidated Statements of Cash Flows

Years Ended December 31, 2020, 2019, and 2018

Supplemental disclosure of cash flow information, cash payments for:
Interest	$32,178	$59,292	$38,782
Income/franchise taxes	24,567	2,719	30

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	2,474	4,446	(3,206)
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	(740)	(218)	(876)
Transfers of loans to other real estate owned	51	1,086	943
Increase in the fair value of back-to-back interest rate swap assets and liabilities	137,752	62,483	17,798
Dividends payable	947	947	939
Consideration received on sale of the Bates Companies	1,523	—	—
Transfer of equity securities from securities available for sale to other assets at fair value	—	—	2,614

Supplemental disclosure of cash flow information for sale of subsidiary/certain assets and certain liabilities of subsidiary:
Cash proceeds**	$195	$46,560	$—
Assets Sold:
Cash and due from banks	$349	$3,973	$—
Interest-bearing deposits at financial institutions	—	55,291	—
Securities held to maturity, at amortized cost	—	3,243	—
Securities available for sale, at fair value	—	21,874	—
Loans/leases receivable held for investment, net	—	357,931	—
Premises and equipment, net	19	5,612	—
Restricted investment securities	—	675	—
Other real estate owned, net	—	2,134	—
Other assets	2,259	3,228	—
Total assets sold	$2,627	$453,961	$—
Liabilities Sold:
Noninterest-bearing deposits	$—	$69,802	$—
Interest-bearing deposits	—	331,486	—
Short-term borrowings	—	1,158	—
Federal Home Loan Bank advances	—	15,000	—
Other liabilities	946	2,241	—
Total liabilities sold	$946	$419,687	$—

Net Assets Sold	$1,681	34,274	—

Forgiveness of earn-out consideration	$880	$—	$—
Note receivable consideration	448	—	—
Gain (loss) on sale of subsidiary and certain assets and certain liabilities of subsidiary:	$(158)	$12,286	$—

Supplemental disclosure of cash flow information for acquisitions:
Fair value of assets acquired:
Cash and due from banks	$—	$—	$4,651
Interest-bearing deposits at financial institutions	—	—	62,924
Securities	—	—	4,845
Loans receivable, net	—	—	477,337
Bank-owned life insurance	—	—	7,092
Premises and equipment, net	—	—	6,092
Restricted investment securities	—	—	3,654
Intangibles	—	—	10,064
Other assets	—	—	2,255
Total assets acquired	$—	$—	$578,914

Fair value of liabilities assumed:
Deposits	$—	$—	$439,579
Short-term borrowings	—	—	1,143
FHLB advances	—	—	74,540
Other borrowings	—	—	9,544
Junior subordinated debentures	—	—	—
Other liabilities	—	—	8,878
Total liabilities assumed	—	—	533,684
Net assets acquired	$—	$—	$45,230

Consideration paid:
Cash paid *	$—	$—	$9,834
Promissory note	—	—	1,500
Contingent commitment	—	—	2,000
Common stock	—	—	81,637
Total consideration paid	—	—	94,971
Goodwill	$—	$—	$49,741

*Net cash paid at closing totaled $1.4 million for acquisition of the Bates Companies in 2018.

Net cash paid at closing totaled $3.7 million for merger with Springfield Bancshares in 2018.

**Net cash received at closing totaled $42.6 million for the sale of certain assets and certain liabilities of RB&T in 2019.

Net cash transferred at closing totaled $154 thousand for the sale of the Bates Companies in 2020.

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Basis of presentation:

The acronyms and abbreviations identified below are used in the Notes to the Consolidated Financial Statements, as well as in the other sections of this Annual Report on Form 10-K (including appendices). It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for estimated losses on loans/leases	Guaranty Bank: Guaranty Bank and Trust Company
AOCI: Accumulated other comprehensive income (loss)	IB&T: Illinois Bank & Trust
AFS: Available for sale	Iowa Superintendent: Iowa Superintendent of Banking
ASC: Accounting Standards Codification	LCR: Liquidity Coverage Ratio
ASC 805: Business Combination Standard	LIBOR: London Inter-Bank Offered Rate
ASU: Accounting Standards Update	LRP: Loan Relief Program
Bates Companies: Bates Financial Advisors, Inc., Bates	m2: m2 Equipment Finance, LLC
Financial Services, Inc., Bates Securities, Inc. and Bates	MD&A: Management’s Discussion & Analysis
Financial Group, Inc.	Missouri Division of Finance: Missouri Department of
BBA: British Bankers’ Association	Commerce and Insurance
BHCA: Bank Holding Company Act of 1956	MSA: Metropolitan Statistical Area
BOLI: Bank-owned life insurance	NIM: Net interest margin
Caps: Interest rate cap derivatives	NPA: Nonperforming asset
CARES Act: Coronavirus Aid, Relief and Economy Security Act CECL: Current Expected Credit Losses	NPL: Nonperforming loan NSFR: Net Stable Funding Ratio OREO: Other real estate owned
CFPB: Bureau of Consumer Financial Protection	OTTI: Other-than-temporary impairment
CDI: Core deposit intangible CNB: Community National Bank	PCAOB: Public Company Accounting Oversight Board PCI: Purchased credit impaired
Community National: Community National Bancorporation	PPP: Paycheck Protection Program
COVID-19: Coronavirus Disease 2019	Provision: Provision for loan/lease losses
CRA: Community Reinvestment Act	PUD LOC: Public Unit Deposit Letter of Credit

CRBT: Cedar Rapids Bank & Trust Company	QCBT: Quad City Bank & Trust Company
CRE: Commercial real estate	QCIA: Quad Cities Investment Advisors
CRE Guidance: Interagency Concentrations in Commercial	RB&T: Rockford Bank & Trust Company
Real Estate Lending, Sound Risk Management Practices	ROAA: Return on Average Assets
guidance	ROACE: Return on Average Common Equity
CSB: Community State Bank	ROAE: Return on Average Equity
C&I: Commercial and industrial	SBA: U.S. Small Business Administration
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	SEC: Securities and Exchange Commission
Consumer Protection Act	SFCB: Springfield First Community Bank
DGCL: Delaware General Corporation Law	SERPs: Supplemental Executive Retirement Plans
DIF: Deposit Insurance Fund	Springfield Bancshares: Springfield Bancshares, Inc.
EPS: Earnings per share	TA: Tangible assets
Exchange Act: Securities Exchange Act of 1934, as	Tax Act: Tax Cuts and Jobs Act
amended	TCE: Tangible common equity
FASB: Financial Accounting Standards Board	TDRs: Troubled debt restructurings
FDIC: Federal Deposit Insurance Corporation	TEY: Tax equivalent yield
Federal Reserve: Board of Governors of the Federal Reserve	The Company: QCR Holdings, Inc.
System	Treasury: U.S. Department of the Treasury
FHLB: Federal Home Loan Bank	USA Patriot Act: Uniting and Strengthening America by
FRB: Federal Reserve Bank of Chicago	Providing Appropriate Tools Required to Intercept
FTEs: Full-time equivalents	and Obstruct Terrorism Act of 2001
GAAP: Generally Accepted Accounting Principles	USDA: U.S. Department of Agriculture
Goldman Sachs: Goldman Sachs and Company
Guaranty: Guaranty Bankshares, Ltd.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Nature of business:

QCR Holdings, Inc. is a bank holding company that has elected to operate as a financial holding company under the BHCA. The Company provides bank and bank-related services through its banking subsidiaries, QCBT, CRBT, CSB and SFCB. The Company also engages in direct financing lease contracts through its wholly-owned equity investment by QCBT in m2, headquartered in Brookfield, Wisconsin.  The Company also engages in wealth management services through its banking subsidiaries.

On August 12, 2020, the Company sold the Company’s wholly-owned subsidiaries, the Bates Companies, which were originally acquired on October 1, 2018. On November 30, 2019, the Company sold substantially all of the assets and transferred substantially all of the deposits and certain other liabilities of the Company’s wholly-owned subsidiary, RB&T. On July 1, 2018, the Company merged with Springfield Bancshares, the holding company of SFCB, headquartered in Springfield, Missouri.  The financial results of the Bates Companies and RB&T prior to their respective sales are included in this report.  The financial results of acquired/merged entities for the periods since acquisition/merger are included in this report. See Note 2 to the Consolidated Financial Statements for additional information.

QCBT is a commercial bank that serves the Iowa and Illinois Quad Cities and adjacent communities. CRBT is a commercial bank that serves Cedar Rapids, Iowa, and adjacent communities including Cedar Falls and Waterloo, Iowa. CSB is a commercial bank that serves Des Moines, Iowa, and adjacent communities. SFCB is a commercial bank that serves Springfield, Missouri.

QCBT, CRBT, and CSB are chartered and regulated under the laws of the state of Iowa. SFCB is chartered and regulated under the laws of the state of Missouri. All four subsidiary banks are insured and subject to regulation by the FDIC.  All four subsidiary banks are members of and regulated by the Federal Reserve System.

The remaining direct subsidiaries of the Company consist of six non-consolidated subsidiaries formed for the issuance of trust preferred securities. See Note 13 for a listing of these subsidiaries and additional information.

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

Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. There was no reserve requirement as of December 31, 2020.  The reserve requirement was approximately $38,060,000 as of December 31, 2019.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

The Company discloses the allowance for loan losses (also known as the allowance) by portfolio segment, and credit quality information, impaired financing receivables, nonaccrual status, and TDRs by class of financing receivable. A portfolio segment is the level at which the Company develops and documents a systematic methodology to determine its allowance for loan losses. A class of financing receivable is a further disaggregation of a portfolio segment based on risk characteristics and the Company’s method for monitoring and assessing credit risk. See the following information and Note 4.

The Company’s portfolio segments are as follows:

●	C&I
●	CRE
●	Residential real estate
●	Installment and other consumer

Direct financing leases are considered a segment within the overall loan/lease portfolio.

The Company’s classes of loans receivable are as follows:

●	C&I
●	Owner-occupied CRE
●	Commercial construction, land development, and other land loans that re not owner-occupied CRE
●	Other non-owner-occupied CRE
●	Residential real estate
●	Installment and other consumer

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

The Company defers and amortizes fees and certain incremental direct costs over the contractual term of the lease as an adjustment to the yield. In periods prior to and including December 31, 2018, these initial direct leasing costs approximated 5.5% of the leased asset’s cost. With the adoption of ASU 2016-02 on January 1, 2019, a portion of these costs were expensed instead of deferred.  Initial direct leasing costs were 3.2% and 3.9% of the leased asset’s cost in 2020 and 2019, respectively. The unamortized direct costs are recorded as a reduction of unearned lease income.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

The following criteria, related to granting a concession, together or separately, create a TDR:

●	A modification of terms of a debt such as one or a combination of:
o	The reduction of the stated interest rate to a rate lower than the current market rate for new debt with similar risk.
o	The extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.
o	The reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.
o	The reduction of accrued interest.
●	A transfer from the borrower/lessee to the Company of receivables from third parties, real estate, other assets, or an equity position in the borrower to fully or partially satisfy a loan.
●	The issuance or other granting of an equity position to the Company to fully or partially satisfy a debt unless the equity position is granted pursuant to existing terms for converting the debt into an equity position.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

The Company’s lending policy specifies maximum term limits for C&I loans. For term loans, the maximum term is generally seven years with average terms ranging from three to five years. For low-income housing tax credit permanent loans, the maximum term is generally up to 20 years. For lines of credit, the maximum term is generally 365 days.

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

In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied loans. Owner-occupied loans are generally considered to have less risk. As of December 31, 2020 and 2019, approximately 26% and 26%, respectively, of the CRE loan portfolio was owner-occupied.

The Company’s lending policy incorporates regulatory guidelines which stipulate that non-owner occupied CRE lending in excess of 300% of total risk-based capital, and construction, land development, and other land loans in excess of 100% of total risk-based capital warrant the use of heightened risk management practices. As of December 31, 2020 and 2019, QCBT and CRBT were in compliance with these limits. Although CSB’s and SFCB’s loan portfolio have historically been real estate dominated and the real estate portfolio levels at each bank exceed these policy limits, a Credit Risk Committee has been established to routinely monitor their real estate loan portfolios. CSB’s real estate levels, while still elevated at December 31, 2020, have declined since December 31, 2019.

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

The general component consists of quantitative and qualitative factors and covers non-impaired loans. The quantitative factors are based on historical charge-off experience derived from the Company’s internal risk rating process. See below for a detailed description of the Company’s internal risk rating scale. The qualitative factors are determined based on an assessment of internal and/or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

Goodwill: The Company has recorded goodwill from various business combinations. The goodwill is not being amortized, but is evaluated at least annually for impairment.  The Company’s most recent analysis was performed internally as of November 30, 2020 and it was determined no goodwill impairment existed.

In 2019 and prior years, the goodwill evaluation was performed as of September 30th.  In 2019, that September 30th evaluation was then reassessed at November 30th to facilitate a change in the annual impairment testing date going forward.  An impairment charge is recognized when the calculated fair value of the reporting unit, including goodwill, is less than its carrying amount. The Company engaged an external specialist to assess the goodwill at the reporting unit level for the Banks in 2019.  As of November 30, 2019, the Company performed an internal assessment of the goodwill for the Bates Companies reporting unit.  As a result of this internal assessment, the Company determined an impairment charge of $3 million was required for the Bates Companies reporting unit.  See further discussion in Note 6. Based upon internal assessments, there was no impairment recognized during 2018.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Customer list intangible: The Company has recorded a customer list intangible from the Bates Companies acquisition.  The customer list intangible was the portion of the acquisition purchase price which represented the value assigned to the existing customer base at acquisition.  See Notes 2 and 6 to the Consolidated Financial Statements for addition information.  The customer list intangible had a finite life and was to be amortized over the estimated useful life (estimated to be fifteen years). With the sale of the Bates Companies in August 2020, the remaining balance of the customer list intangible was written off.

Assets and liabilities held for sale: Assets and liabilities held for sale are carried at the lower of cost or estimated market value in the aggregate.  See Note 2 for further information.

Swap transactions: The Company offers a loan swap program to certain commercial loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the swap customer will then enter into a fixed interest rate swap. Separately, an identical offsetting swap is entered into by the Company with a counterparty. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. Additionally, the Company receives an upfront fee from the counterparty, dependent upon the pricing, that is recognized upon receipt from the counterparty.

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

Preferred stock: The Company currently has 250,000 shares of preferred stock authorized, but none outstanding as of December 31, 2020 and 2019. Should the Company have preferred stock outstanding in the future, dividends declared on those shares would be deducted from net income to arrive at net income available to common stockholders. Net income available to common stockholders would then be used in the earnings per share computation.

Stock-based compensation plans: The Company accounts for stock-based compensation with measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation over the requisite service period for awards expected to vest.

As discussed in Note 16, during the years ended December 31, 2020, 2019, and 2018, the Company recognized stock-based compensation expense for the grant-date fair value of stock based awards that are expected to vest over the requisite service period of $2.2 million, $2.5 million and $1.4 million, respectively. As required, management made

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2020	2019	2018
Dividend yield	0.60% to 0.81%	0.67%	0.45% to 0.48%
Expected volatility	25.49% to 25.70%	28.28%	29.51% to 29.59%
Risk-free interest rate	0.79% to 1.31%	2.90%	2.60% to 2.94%
Expected life of option grants	6.25 years	6.25 years	6 years
Weighted-average grant date fair value	$10.07	$11.29	$14.68

The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2020	2019	2018
Dividend yield	0.55% to 0.81%	0.69% to 0.75%	0.37% to 0.51%
Expected volatility	24.59% to 36.38%	20.15% to 21.06%	20.90% to 21.40%
Risk-free interest rate	0.15% to 1.65%	2.02 % to 2.46%	1.59% to 2.22%
Expected life of purchase grants	3 to 6 months	3 to 6 months	3 to 6 months
Weighted-average grant date fair value	$6.03	$4.81	$6.63

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

As of December 31, 2020, there was $399 thousand of unrecognized compensation cost related to stock options granted, which is expected to be recognized over a weighted average period of 1.59 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 329,736 options that were in-the-money at December 31, 2020. The aggregate intrinsic value at December 31, 2020 was $7.3 million on options outstanding and $7.3 million on options exercisable. During the years ended December 31, 2020, 2019 and 2018, the aggregate intrinsic value of options exercised under the Company’s stock-based compensation was $270 thousand, $303 thousand, and $365 thousand, respectively, and determined as of the date of the option exercise.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

As of December 31, 2020, there was $2.8 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 1.9 years.

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

On March 27, 2020, the CARES Act, a stimulus package designed in response to the economic disruption created by COVID-19, was signed into law.  The CARES Act includes provisions that, if elected, temporarily delay the required implementation date of ASU 2016-13.  Section 4014 of the CARES Act stipulates that no insured depository institution, bank holding company, or affiliate will be required to comply with ASU 2016-13, beginning on the date of the enactment, March 27, 2020 until the earlier of the two following dates: (1) the date on which the national emergency related to the COVID-19 outbreak is terminated or (2) December 31, 2020.  The Company elected to defer its implementation of ASU 2016-13 as allowed by the CARES Act.

On December 27, 2020, former President Trump signed the Consolidated Appropriations Act, which extended this relief to the earlier of the first day of the Company’s fiscal year after the date of the national emergency terminates or January 1, 2022. Based upon guidance from regulators it was determined the Company could also adopt on January 1, 2021, and the Company intends to do so. The Company has developed a CECL allowance model which calculates allowances over the life of the loan and is largely driven by portfolio characteristics, risk-grading, economic outlook, and other key methodology assumptions.  Those assumptions are based upon the existing probability of default and loss given default framework.  The Company will utilize economic and other forecasts over a reasonable and supportable forecast period and then fully revert back to average historical losses.  The Company’s credit administration team will periodically refine the model as needed and is running parallel calculations. The Company anticipates increases in the allowance for credit losses on longer dated portfolios and decreases in the shorter dated portfolios.  The Company estimates an increase in the allowance for estimated losses on loans/losses in the range of $1 million to $3 million upon adoption of CECL at January 1, 2021.

Risks and Uncertainties: On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic.  Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. On March 27, 2020, the CARES Act was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic.  The Company currently expects that the COVID-19 pandemic and the specific developments referred to above will have a significant impact on its business.  In particular, the Company anticipates that a significant portion of the subsidiary banks’ borrowers in the hotel, restaurant,

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

arts/entertainment/recreation and retail industries will continue to endure significant economic distress, and could adversely affect their ability and willingness to repay existing indebtedness, and could adversely impact the value of collateral pledged to the banks.  These developments, together with economic conditions generally, are also expected to impact the Company’s commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, the Company’s equipment leasing business and loan portfolio, the Company’s consumer loan business and loan portfolio, and the value of certain collateral securing the Company’s loans.  The Company believes that losses have been incurred that are not yet known and anticipates that its asset quality and results of operations will be adversely affected in the future, as described in further detail on this report.

Note 2. Sales/Mergers/Acquisitions

Sale of the Bates Companies

On August 12, 2020, the Company sold all the issued and outstanding capital stock of the Bates Companies.  The aggregate consideration paid to the Company was a $500 thousand note receivable, less imputed interest of $52 thousand, plus cancellation of all future amounts otherwise to become payable to the purchaser by the Company under an earn-out agreement entered into between the same parties in 2018 with a non-discounted value of approximately $880 thousand at the sale date.

Assets and liabilities of the Bates Companies sold are summarized as follows as of the date of closing:

As of
August 12, 2020
(dollars in thousands)

ASSETS
Cash and due from banks	$349
Premises and equipment, net	19
Other assets	2,259
Total assets sold	$2,627

LIABILITIES
Other liabilities	$946
Total liabilities sold	$946

Net assets sold	$1,681

Cash consideration	$195
Forgiveness of earn-out consideration	880
Note receivable consideration	448
Loss on sale of subsidiary	$158

Disposition costs in 2020 related to the sale totaled $227 thousand and were comprised primarily of legal, accounting and personnel costs.

Sale of Assets and Liabilities of Rockford Bank & Trust

On November 30, 2019, the Company sold substantially all of the assets and transferred substantially all of the deposits and certain other liabilities of the Company’s wholly-owned subsidiary, RB&T, to IB&T, a wholly-owned subsidiary of Heartland Financial USA, Inc., for a cash payment.  The cash payment amount was determined substantially by the following formula: (i) the “Purchase Price Premium”, plus (ii) the aggregate net book value of the acquired assets,

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Sales/Mergers/Acquisitions (continued)

minus (iii) the aggregate book value of the assumed liabilities.  The Purchase Price Premium was equal to: (a) 8% of RB&T’s tangible assets, multiplied by (b) 0.345.  The Purchase Price Premium totaled $12.5 million and the total payment by IB&T to the Company at closing was $46.6 million.

Assets and liabilities of RB&T sold are summarized as follows as of the date of closing:

As of
11/30/2019
(dollars in thousands)
ASSETS
Cash and due from banks	$3,973
Interest-bearing deposits at financial institutions	55,291
Securities held to maturity, at amortized cost	3,243
Securities available for sale, at fair value	21,874
Loans/leases receivable held for investment, net	357,931
Premises and equipment, net	5,612
Restricted investment securities	675
Other real estate owned, net	2,134
Other assets	3,228
Total assets acquired	$453,961

LIABILITIES
Noninterest-bearing deposits	$69,802
Interest-bearing deposits	331,486
Short-term borrowings	1,158
FHLB advances	15,000
Other liabilities	2,241
Total liabilities assumed	$419,687

Net assets sold	$34,274

Cash consideration received	$46,560
Gain on sale of assets and liabilities	$12,286

The Company retained certain assets, mainly comprised of BOLI, and certain liabilities, mainly comprised of deferred compensation and income tax accruals. These assets and liabilities totaling $12.0 million and $5.0 million, respectively, as of December 31, 2019, were liquidated in 2020 and are included within assets and liabilities held for sale on the consolidated balance sheets.

Disposition costs in 2019 related to the sale totaled $3.3 million and were comprised primarily of legal and accounting costs, costs in connection with the disposal of fixed assets and prepaids, personnel costs and IT deconversion costs related to the sale of RB&T.

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

Acquisition of the Bates Companies

On October 1, 2018, the Company acquired the Bates Companies, headquartered in Rockford, Illinois. The acquisition added approximately $704 million of assets under management at acquisition. In the acquisition, the Company acquired 100% of the Bates Companies’ outstanding common stock for aggregate consideration of $3.0 million cash and up to $3.0 million of the Company’s common stock.  Of the total cash consideration, $1.5 million in cash was paid at closing funded through operating cash.  The additional $1.5 million was recorded as a promissory note to be repaid in five equal, annual installments of $300,000 each on the first through fifth anniversaries of the closing date.  Interest was to be paid at a rate of 2.18% per annum, based on the applicable federal rate as of the closing date.  This $1.5 million promissory note is included in Other Liabilities on the Consolidated Balance Sheet.  Additionally, in a private placement exempt from registration with the SEC, the Company issued 23,501 shares of Company stock in December 2018.  Assuming all future performance based targets were to be met, total stock consideration could have reached $3.0 million, which would result in the Company issuing approximately 47,003 additional common shares based on the 10-day volume weighted average of the closing stock price of the Company ending five days prior to closing.  The contingent consideration for the additional common shares, totaling $2.0 million, as of December 31, 2018, is included in Other Liabilities on the Consolidated Balance Sheet. Required performance targets were met during 2019 and the Company issued 9,400 shares of common stock in December 2019 as described above.

During 2018, the Company incurred $394 thousand of expenses related to the acquisition, comprised primarily of legal and accounting costs.

The Company recorded a customer list intangible totaling $1.6 million, which is the portion of the acquisition purchase price that represents the value assigned to the existing customer base. The customer list intangible has a finite life and is amortized over the estimated useful life of the customer base. The Company recorded goodwill totaling $3.7 million, which is the excess of the consideration paid over the fair value of the net assets acquired. This goodwill is not deductible for tax purposes.  See Note 6 to the Consolidated Financial Statements for additional information.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Sales/Mergers/Acquisitions (continued)

Unaudited pro forma combined operating results for the year ended December 31, 2018, giving effect to the Bates Companies acquisition as if it had occurred as of January 1, 2017, are as follows:

For the Year Ended
December 31, 2018
(dollars in thousands, except per share data)

Net interest income	$142,368
Noninterest income	$44,455
Net income	$44,032

Earnings per common share:
Basic	$2.98
Diluted	$2.92

The pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the merger occurred on January 1, 2017 or of future results of operations of the consolidated entities.

Springfield Bancshares, Inc.

On July 1, 2018, the Company merged with Springfield Bancshares, the holding company of SFCB, headquartered in Springfield, Missouri.  The Company acquired 100% of Springfield Bancshares common stock in the merger.  SFCB is a Missouri-chartered bank that operates one location in the Springfield, Missouri market. As a result of the transaction, SFCB became an independent charter of the Company.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Sales/Mergers/Acquisitions (continued)

Changes in accretable yield for the loans acquired are as follows:

	Year ended December 31, 2020
	PCI	Performing
	Loans	Loans	Total

	(dollars in thousands)

Balance at the beginning of the period	$(51)	$(3,524)	$(3,575)
Reclassification of nonaccretable discount to accretable	(512)	—	(512)
Accretion recognized	563	2,048	2,611
Balance at the end of the period	$—	$(1,476)	$(1,476)

	For the year ended December 31, 2019
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$(659)	$(5,849)	$(6,508)
Reclassification of nonaccretable discount to accretable	(159)	—	(159)
Accretion recognized	767	2,325	3,092
Balance at the end of the period	$(51)	$(3,524)	$(3,575)

	For the year ended December 31, 2018
	PCI	Performing
	Loans	Loans	Total
Balance at the beginning of the period	$—	$—	$—
Discount added at acquisition	(293)	(7,800)	(8,093)
Reclassification of nonaccretable discount to accretable	(892)	—	(892)
Accretion recognized	526	1,951	2,477
Balance at the end of the period	$(659)	$(5,849)	$(6,508)

During 2020, there was no nonaccretable discount that was recognized due to the repayment of PCI loans. However, $512 thousand of nonaccretable discount was reclassified to accretable due to significant improvement on specific credits subsequent to the merger date and all of this amount was accreted to income in 2020.

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

During 2018, the Company incurred $1.4 million of expenses related to the merger comprised primarily of legal, accounting, and investment banking costs. These costs are presented on their own line within the consolidated statements of income. SFCB results are included in the consolidated statements of income effective on the merger date. For the period July 1, 2018 to December 31, 2018, SFCB reported revenues of $15.2 million and net income of $4.8 million, which included $391 thousand of after tax post-acquisition, compensation, transition and integration costs.

Unaudited pro forma combined operating results for the year ended December 31, 2018, giving effect to the merger with Springfield Bancshares as if it had occurred as of January 1, 2017, are as follows:

For the Year Ended
December 31, 2018
(dollars in thousands, except per share data)

Net interest income	$153,229
Noninterest income	$42,538
Net income	$49,542

Earnings per common share:
Basic	$3.17
Diluted	$3.11

The pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the merger occurred on January 1, 2017 or of future results of operations of the consolidated entities.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities

The amortized cost and fair value of investment securities as of December 31, 2020 and 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2020:
Securities HTM:
Municipal securities	$475,115	$45,360	$(248)	$520,227
Other securities	1,050	—	—	1,050
	$476,165	$45,360	$(248)	$521,277

Securities AFS:
U.S. govt. sponsored agency securities	$14,936	$447	$(47)	$15,336
Residential mortgage-backed and related securities	127,670	5,510	(338)	132,842
Municipal securities	147,241	5,215	(48)	152,408
Asset-backed securities	39,663	1,111	(91)	40,683
Other securities	20,550	147	—	20,697
	$350,060	$12,430	$(524)	$361,966

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2019:
Securities HTM:
Municipal securities	$399,596	$26,042	$(143)	$425,495
Other securities	1,050	—	—	1,050
	$400,646	$26,042	$(143)	$426,545

Securities AFS:
U.S. govt. sponsored agency securities	$19,872	$283	$(77)	$20,078
Residential mortgage-backed and related securities	118,724	2,045	(182)	120,587
Municipal securities	46,659	1,602	(4)	48,257
Asset-backed securities	16,958	—	(71)	16,887
Other securities	4,749	138	(1)	4,886
	$206,962	$4,068	$(335)	$210,695

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2020 and 2019, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2020:
Securities HTM:
Municipal securities	$8,407	$(248)	$—	$—	$8,407	$(248)

Securities AFS:
U.S. govt. sponsored agency securities	$3,199	$(47)	$—	$—	$3,199	$(47)
Residential mortgage-backed and related securities	37,549	(338)	—	—	37,549	(338)
Municipal securities	10,110	(48)	—	—	10,110	(48)
Asset-backed securities	6,884	(52)	9,945	(39)	16,829	(91)
	$57,742	$(485)	$9,945	$(39)	$67,687	$(524)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2019:
Securities HTM:
Municipal securities	$509	$(1)	$10,047	$(142)	$10,556	$(143)

Securities AFS:
U.S. govt. sponsored agency securities	$1,431	$(21)	$2,117	$(56)	$3,548	$(77)
Residential mortgage-backed and related securities	2,263	(17)	17,862	(165)	20,125	(182)
Municipal securities	—	—	724	(4)	724	(4)
Asset-backed securities	16,886	(71)	—	—	16,886	(71)
Other securities	249	(1)	—	—	249	(1)
	$20,829	$(110)	$20,703	$(225)	$41,532	$(335)

At December 31, 2020, the investment portfolio included 668 securities. Of this number, 41 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 0.1% of the total aggregate amortized cost. Of these 41 securities, five securities had an unrealized loss for 12 months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. The Company did not recognize OTTI on any investment securities for the years ended December 31, 2020, 2019 or 2018.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

All sales of securities for the years ended December 31, 2020, 2019 and 2018, respectively, were from securities identified as AFS. Information on proceeds received, as well as the gains and losses from the sale of those securities are as follows:

	2020	2019	2018

	(dollars in thousands)

Proceeds from sales of securities	$38,562	$30,055	$1,938
Gross gains from sales of securities	2,553	176	—
Gross losses from sales of securities	(69)	(206)	—

The amortized cost and fair value of securities as of December 31, 2020, by contractual maturity are shown below. Expected maturities of mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$3,417	$3,443
Due after one year through five years	34,396	35,103
Due after five years	438,352	482,731
	$476,165	$521,277
Securities AFS:
Due in one year or less	$2,369	$2,373
Due after one year through five years	13,970	14,328
Due after five years	166,388	171,740
	182,727	188,441
Residential mortgage-backed and related securities	127,670	132,842
Asset-backed securities	39,663	40,683
	$350,060	$361,966

Portions of the U.S. government sponsored agencies and municipal securities contain call options, at the discretion of the issuer, to terminate the security at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$227,773	$236,134

Securities AFS:
Municipal securities	138,688	143,536
Other securities	6,500	6,647
	$145,188	$150,183

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

As of December 31, 2020 and 2019, investment securities with a carrying value of $212.8 million and $113.4 million, respectively, were pledged on public deposits, FHLB advances, customer repurchase agreements, derivative liabilities, Goldman Sachs cash management program and for other purposes as required or permitted by law.

As of December 31, 2020, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 117 issuers with fair values totaling $116.7 million and revenue bonds issued by 191 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $555.9 million. The Company held investments in general obligation bonds in 21 states, including eight states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 26 states, including 12 states in which the aggregate fair value exceeded $5.0 million.

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

As of December 31, 2020 and 2019, the Company held revenue bonds of two issuers and one single issuer, respectively, located in Ohio, the aggregate book or market value of which exceeded 5% of the Company’s stockholders’ equity.  The issuers’ financial condition is strong and the source of repayment is diversified.  The Company monitors the investment and concentration closely. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services (water, sewer, education, medical facilities).

The Company’s municipal securities are owned by each of the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually and as of December 31, 2020, all were within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of total risk-based capital.

As of December 31, 2020, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credits ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable

The composition of the loan/lease portfolio as of December 31, 2020 and 2019 is presented as follows:

	2020	2019

	(dollars in thousands)

C&I loans*	$1,726,723	$1,507,825
CRE loans
Owner-occupied CRE	496,471	443,989
Commercial construction, land development, and other land	541,455	378,797
Other non owner-occupied CRE	1,069,703	913,610
	2,107,629	1,736,396

Direct financing leases **	66,016	87,869
Residential real estate loans ***	252,121	239,904
Installment and other consumer loans	91,302	109,352
	4,243,791	3,681,346
Plus deferred loan/lease origination costs, net of fees	7,338	8,859
	4,251,129	3,690,205
Less allowance	(84,376)	(36,001)
	$4,166,753	$3,654,204
** Direct financing leases:
Net minimum lease payments to be received	$72,940	$97,025
Estimated unguaranteed residual values of leased assets	239	547
Unearned lease/residual income	(7,163)	(9,703)
	66,016	87,869
Plus deferred lease origination costs, net of fees	1,072	1,892
	67,088	89,761
Less allowance	(1,764)	(1,464)
	$65,324	$88,297

*   Includes equipment financing agreements outstanding at m2, totaling $171.5 million and $142.0 million as of December 31, 2020 and 2019, respectively.

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

At December 31, 2020, the Company had three leases remaining with residual values totaling $239 thousand that were not protected with a lease end options rider. At December 31, 2019, the Company had six leases remaining with residual values totaling approximately $547 thousand that were not protected with a lease end options rider. Management has performed specific evaluations of these unguaranteed residual values and determined that the valuations are appropriate. There were no losses related to unguaranteed residual values during the years ended December 31, 2020, 2019, and 2018.

***Includes residential real estate loans held for sale totaling $3.8 million and $3.7 million as of December 31, 2020 and 2019, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Changes in accretable yield for the loans acquired in the mergers and acquisitions are as follows:

	For the year ended December 31, 2020
	PCI	Performing
	Loans	Loans	Total

	(dollars in thousands)

Balance at the beginning of the period	$(57)	$(6,378)	$(6,435)
Reclassification of nonaccretable discount to accretable	(530)	—	(530)
Reclassification of nonaccretable discount to allowance	—	353	353
Accretion recognized	587	2,886	3,473
Balance at the end of the period	$—	$(3,139)	$(3,139)

	For the year ended December 31, 2019
	PCI	Performing
	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(667)	$(10,127)	$(10,794)
Reclassification of nonaccretable discount to accretable	(275)	—	(275)
Accretion recognized	885	3,749	4,634
Balance at the end of the period	$(57)	$(6,378)	$(6,435)

	For the year ended December 31, 2018
	PCI	Performing
	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(191)	$(6,280)	$(6,471)
Discount added at acquisition	(293)	(7,800)	(8,093)
Reclassification of nonaccretable discount to accretable	(892)	(470)	(1,362)
Accretion recognized	709	4,423	5,132
Balance at the end of the period	$(667)	$(10,127)	$(10,794)

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2020 and 2019 is presented as follows:

	2020
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I	$1,720,058	$1,535	$323	$—	$4,807	$1,726,723
CRE
Owner-Occupied CRE	496,459	—	—	—	12	496,471
Commercial Construction, Land Development, and Other Land	541,455	—	—	—	—	541,455
Other Non Owner-Occupied CRE	1,062,215	—	—	—	7,488	1,069,703
Direct Financing Leases	64,918	501	191	—	406	66,016
Residential Real Estate	249,364	1,512	223	—	1,022	252,121
Installment and Other Consumer	91,047	43	4	3	205	91,302
	$4,225,516	$3,591	$741	$3	$13,940	$4,243,791

As a percentage of total loan/lease portfolio	99.57%	0.08%	0.02%	0.00%	0.33%	100.00%

	2019
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I	$1,499,891	$6,126	$572	$—	$1,236	$1,507,825
CRE
Owner-Occupied CRE	443,707	177	71	—	34	443,989
Commercial Construction, Land Development, and Other Land	375,940	2,857	—	—	—	378,797
Other Non Owner-Occupied CRE	909,684	73	—	—	3,853	913,610
Direct Financing Leases	85,636	463	253	—	1,517	87,869
Residential Real Estate	235,845	2,939	414	—	706	239,904
Installment and Other Consumer	108,750	3	10	33	556	109,352
	$3,659,453	$12,638	$1,320	$33	$7,902	$3,681,346

As a percentage of total loan/lease portfolio	99.41%	0.34%	0.04%	0.00%	0.21%	100.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

NPLs by classes of loans/leases as of December 31, 2020 and 2019 is presented as follows:

	2020
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More	Loans/Leases *	Accruing TDRs	Total NPLs	Total NPLs

	(dollars in thousands)

C&I	$—	$4,807	$606	$5,413	36.87%
CRE
Owner-Occupied CRE	—	12	—	12	0.08%
Commercial Construction, Land Development, and Other Land	—	—	—	—	-%
Other Non Owner-Occupied CRE	—	7,488	—	7,488	50.99%
Direct Financing Leases	—	406	135	541	3.68%
Residential Real Estate	—	1,022	—	1,022	6.96%
Installment and Other Consumer	3	205	—	208	1.42%
	$3	$13,940	$741	$14,684	100.00%

*     At December 31, 2020, nonaccrual loans/leases included $984 thousand of TDRs, including $836 thousand in CRE loans, $100 thousand in direct financing leases, and $48 thousand in installment loans.

	2019
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More	Loans/Leases *	Accruing TDRs	Total NPLs	Total NPLs

	(dollars in thousands)

C&I	$—	$1,236	$646	$1,882	21.12%
CRE
Owner-Occupied CRE	—	34	—	34	0.38%
Commercial Construction, Land Development, and Other Land	—	—	—	—	-%
Other Non Owner-Occupied CRE	—	3,853	—	3,853	43.22%
Direct Financing Leases	—	1,517	333	1,850	20.75%
Residential Real Estate	—	706	—	706	7.92%
Installment and Other Consumer	33	556	—	589	6.61%
	$33	$7,902	$979	$8,914	100.00%

*  At December 31, 2019, accruing past due 90 days or more included $747 thousand of TDRs, including $98 thousand in C&I loans and $269 thousand in CRE loans, $294 thousand in direct financing leases, $31 thousand in residential real estate loans and $55 thousand in installment loans.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Changes in the allowance by portfolio segment for the years ended December 31, 2020, 2019, and 2018 are presented as follows:

	Year Ended December 31, 2020
			Direct Financing	Residential Real
	C&I	CRE	Leases	Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$16,072	$15,379	$1,464	$1,948	$1,138	$36,001
Provisions charged to expense	22,899	28,671	2,148	1,755	231	55,704
Loans/leases charged off	(4,199)	(2,071)	(1,993)	—	(120)	(8,383)
Recoveries on loans/leases previously charged off	649	182	145	29	49	1,054
Balance, ending	$35,421	$42,161	$1,764	$3,732	$1,298	$84,376

	Year Ended December 31, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Balance, beginning	$16,420	$17,719	$1,792	$2,557	$1,359	$39,847
Reclassification of allowance related to held for sale assets	(2,814)	(2,392)	—	(628)	(288)	(6,122)
Provisions (credits) charged to expense*	3,666	1,566	1,129	163	114	6,638
Loans/leases charged off	(1,476)	(1,722)	(1,647)	(191)	(98)	(5,134)
Recoveries on loans/leases previously charged off	276	208	190	47	51	772
Balance, ending	$16,072	$15,379	$1,464	$1,948	$1,138	$36,001

*Excludes provision related to loans included in assets held for sale during the year of $428 thousand for the year ending December 31, 2019.

	Year Ended December 31, 2018
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Balance, beginning	$14,323	$13,963	$2,382	$2,466	$1,222	$34,356
Provisions charged to expense	7,161	4,094	1,068	193	142	12,658
Loans/leases charged off	(5,359)	(387)	(2,002)	(127)	(44)	(7,919)
Recoveries on loans/leases previously charged off	295	49	344	25	39	752
Balance, ending	$16,420	$17,719	$1,792	$2,557	$1,359	$39,847

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The allowance by impairment evaluation and by portfolio segment as of December 31, 2020 and 2019 is presented as follows:

	2020
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Allowance for impaired loans/leases	$650	$1,938	$—	$20	$72	$2,680
Allowance for nonimpaired loans/leases	34,771	40,223	1,764	3,712	1,226	81,696
	$35,421	$42,161	$1,764	$3,732	$1,298	$84,376

Impaired loans/leases	$5,381	$7,487	$578	$977	$205	$14,628
Nonimpaired loans/leases	1,721,342	2,100,142	65,438	251,144	91,097	4,229,163
	$1,726,723	$2,107,629	$66,016	$252,121	$91,302	$4,243,791

Allowance as a percentage of impaired loans/leases	12.08%	25.88%	—%	2.05%	35.12%	18.32%
Allowance as a percentage of nonimpaired loans/leases	2.02%	1.92%	2.70%	1.48%	1.35%	1.93%
Total allowance as a percentage of total loans/leases	2.05%	2.00%	2.67%	1.48%	1.42%	1.99%

	2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Allowance for impaired loans/leases	$170	$125	$270	$15	$80	$660
Allowance for nonimpaired loans/leases	15,902	15,254	1,194	1,933	1,058	35,341
	$16,072	$15,379	$1,464	$1,948	$1,138	$36,001

Impaired loans/leases	$1,846	$3,585	$2,025	$649	$556	$8,661
Nonimpaired loans/leases	1,505,979	1,732,811	85,844	239,255	108,796	3,672,685
	$1,507,825	$1,736,396	$87,869	$239,904	$109,352	$3,681,346

Allowance as a percentage of impaired loans/leases	9.21%	3.49%	13.33%	2.31%	14.39%	7.62%
Allowance as a percentage of nonimpaired loans/leases	1.06%	0.88%	1.39%	0.81%	0.97%	0.96%
Total allowance as a percentage of total loans/leases	1.07%	0.89%	1.67%	0.81%	1.04%	0.98%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the years ended December 31, 2020, 2019, and 2018 are presented below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

	2020

						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received
	(dollars in thousands)

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,361	$1,441	$—	$1,002	$33	$33
CRE
Owner-Occupied CRE	—	—	—	—	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	1,133	1,933	—	494	29	29
Direct Financing Leases	578	578	—	483	17	17
Residential Real Estate	719	719	—	476	—	—
Installment and Other Consumer	133	133	—	121	—	—
	$3,924	$4,804	$—	$2,576	$79	$79

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$4,020	$4,020	$650	$1,555	$—	$—
CRE
Owner-Occupied CRE	—	—	—	—	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	6,354	6,354	1,938	5,726	—	—
Direct Financing Leases	—	—	—	—	—	—
Residential Real Estate	258	258	20	227	—	—
Installment and Other Consumer	72	72	72	70	—	—
	$10,704	$10,704	$2,680	$7,578	$—	$—

Total Impaired Loans/Leases:
C&I	$5,381	$5,461	$650	$2,557	$33	$33
CRE
Owner-Occupied CRE	—	—	—	—	—	—
Commercial Construction, Land Development, and Other Land	—	—	—	—	—	—
Other Non Owner-Occupied CRE	7,487	8,287	1,938	6,220	29	29
Direct Financing Leases	578	578	—	483	17	17
Residential Real Estate	977	977	20	703	—	—
Installment and Other Consumer	205	205	72	191	—	—
	$14,628	$15,508	$2,680	$10,154	$79	$79

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of December 31, 2020 and 2019:

	2020
		CRE
			Non-Owner Occupied
			Commercial
			Construction,
Internally Assigned			Land
Risk Rating		Owner-Occupied	Development,			As a % of
	C&I	CRE	and Other Land	Other CRE	Total	Total

	(dollars in thousands)
Pass (Ratings 1 through 5)	$1,506,578	$488,478	$530,297	$999,931	$3,525,284	96%
Special Mention (Rating 6)	23,929	3,087	680	43,785	71,481	1.95
Substandard (Rating 7)	24,710	4,906	10,478	25,987	66,081	1.80
Doubtful (Rating 8)	—	—	—	—	—	—
Total	$1,555,217	$496,471	$541,455	$1,069,703	$3,662,846	100.00%

	2020
		Direct Financing	Residential Real	Installment and		As a % of
Delinquency Status *	C&I	Leases	Estate	Other Consumer	Total	Total

	(dollars in thousands)

Performing	$170,712	$65,475	$251,099	$91,094	$578,380	99.56%
Nonperforming	794	541	1,022	208	2,565	0.44
	$171,506	$66,016	$252,121	$91,302	$580,945	100.00%

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

TDRs totaled $1.7 million as of December 31, 2020 and 2019, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the years ended December 31, 2020 and 2019. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of restructuring. The specific allowance is as of December 31, 2020 and 2019, respectively. The following excludes any TDRs that were restructured and paid off or charged off in the same year.

	2020
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance

	(dollars in thousands)
CONCESSION - Significant Payment Delay
C&I	1	$75	$75	$—
Direct Financing Leases	2	112	112	—
	3	$187	$187	$—

CONCESSION - Extension of Maturity
CRE Other	1	$835	$835	$—

TOTAL	4	$1,022	$1,022	$—

	2019
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance

	(dollars in thousands)
CONCESSION - Significant Payment Delay
C & I	3	$112	$112	$—
Direct Financing Leases	10	388	388	35
	13	$500	$500	$35
CONCESSION - Forgiveness of Principal
C & I	1	$587	$537	$—

CONCESSION - Extension of Maturity
Installment and Other Consumer	1	$56	$56	$54

TOTAL	15	$1,143	$1,093	$89

Of the TDRs reported above, two with a post-modification recorded investment totaling $880 thousand were on nonaccrual as of December 31, 2020 and three with a post-modification recorded investment totaling $121 thousand were on nonaccrual as of December 31, 2019.

For the year ended December 31, 2020, the Company had one TDR totaling $44 thousand that redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. For the year ended December 31, 2019, the Company had two TDRs totaling $66 thousand that redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Not included in the table above, the Company had five TDRs that were restructured and charged off in 2020, totaling $266 thousand. There was one TDR that was both restructured and charged off in 2019, totaling $52 thousand.

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. The regulators have clarified that this guidance may continue to be applied in 2021.

In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. To be eligible, the modification must be (1) related to COVID-19, (2) executed on a loan that was not more than 30 days past due as of December 31, 2019 and (3) executed between March 1, 2020 and the earlier of (A) 60 days after the termination of the presidentially-declared emergency or (B) December 31, 2020. If a modification does not meet the criteria of the CARES act, a deferral can still be excluded from TDR treatment as long as the modifications meet the banking regulatory criteria discussed in the preceding paragraph.

The Company implemented its LRP offering to extend qualifying customers’ payments for 90 days.  As of December 31, 2020, there were 126 bank modifications of loans to commercial and consumer clients totaling $21 million and 71 m2 modifications of loans and leases totaling $7 million for a combined 197 modifications totaling $28 million, representing 0.66% of the total loan and lease portfolio that were on deferral as of such date.

On December 27, 2020, former President Trump signed the Consolidated Appropriations Act, which extended the Loan Relief Program to the earlier of 60 days after the national emergency termination date or January 1, 2022. The Company intends to allow qualifying commercial and consumer clients to defer payments under the new guidance.

Loans are made in the normal course of business to directors, executive officers, and their related interests. All such loans, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lenders and did not involve more than the normal risk of collectability or present other unfavorable features. An analysis of the changes in the aggregate committed amount of loans to insiders greater than or equal to $60,000 during the years ended December 31, 2020, 2019, and 2018, is as follows:

	2020	2019	2018

	(dollars in thousands)

Balance, beginning	$112,830	$125,496	$66,442
Net increase (decrease) due to change in related parties	(1,601)	(12,161)	41,797
Advances	43,238	98,708	43,453
Repayments	(54,106)	(99,213)	(26,196)
Balance, ending	$100,361	$112,830	$125,496

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio includes a concentration of loans in certain industries as of December 31, 2020 and 2019 as follows:

	2020		2019
		Percentage of		Percentage of
		Total		Total
Industry Name	Balance	Loans/Leases	Balance	Loans/Leases

	(dollars in thousands)

Lessors of Residential Buildings	$1,134,178	27%	$745,770	22%
Lessors of Non-Residential Buildings	591,398	14%	574,058	17%
Administration of Urban Planning & Community & Rural Development	138,514	3%	133,157	4%

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

Note 5. Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2020 and 2019:

	2020	2019

	(dollars in thousands)

Land	$13,403	$13,632
Buildings (useful lives 15 to 50 years)	67,844	66,070
Furniture and equipment (useful lives 3 to 10 years)	42,667	40,228
Premises and equipment	123,914	119,930
Less accumulated depreciation	51,221	46,071
Premises and equipment, net	$72,693	$73,859

As a lessee, the Company has entered into operating leases for certain branch locations.  Total lease expenses were $662 thousand and $732 thousand for the year ended December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, the Company’s ROU assets (included in other assets on the consolidated balance sheets) and operating lease liabilities (included in other liabilities on the consolidated balance sheets) were both $1.7 million and $1.9 million, respectively. No new ROU assets were capitalized during the year ended December 31, 2020 or 2019.

At December 31, 2020, the contractual maturities of operating lease liabilities were as follows:

Amount
Year ending December 31:	(dollars in thousands)
2021	323
2022	256
2023	200
2024	144
2025	153
Thereafter	703
$1,779

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Premises and Equipment (continued)

As a lessor, the Company leases certain types of commercial vehicles and industrial equipment to its customers. The Company recognized lease-related revenue, primarily interest income from direct financing leases of $5.1 million and $6.1 million for the year ended December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company’s net investment in direct financing leases was $65.3 million and $88.3 million, respectively.

As of December 31, 2020, the contractual maturities of sales-type and direct financing lease receivables were as follows:

Amount
Year ending December 31:	(dollars in thousands)
2021	3,879
2022	14,983
2023	21,059
2024	17,248
2025	14,780
Thereafter	991
Total lease payments receivable	$72,940
Unguaranteed residual values	239
Unearned lease/residual income	(7,163)
$66,016
Plus deferred origination costs, net of fees	1,072
$67,088
Less allowance	(1,764)
Total lease payments receivable	$65,324

The The

Note 6. Goodwill and Intangibles

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018

	(dollars in thousands)

Balance at the beginning of period	$74,748	$77,832	$28,334
Merger with Springfield Bancshares	—	—	45,975
Acquisition of Bates Companies	—	—	3,766
Acquisition of Guaranty Bank - measurement period adjustment	—	—	(243)
Acquisition of Bates Companies - measurement period adjustment	—	(84)	—
Sale of Bates Companies	(182)	—	—
Goodwill impairment - Bates Companies	(500)	(3,000)	—
Balance at the end of period	$74,066	$74,748	$77,832

The following table presents the goodwill by reportable segment:

	December 31, 2020	December 31, 2019	December 31, 2018

	(dollars in thousands)
Commercial banking:
QCBT	$3,223	$3,223	$3,223
CRBT	14,980	14,980	14,980
CSB	9,888	9,888	9,888
SFCB	45,975	45,975	45,975
Other, Parent Company Only	—	682	3,766
	$74,066	$74,748	$77,832

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Goodwill and Intangibles (continued)

At November 30, 2020 the Company’s management performed an annual internal assessment at the reporting unit level  and determined no goodwill impairment existed.

Due to the economic impact that COVID-19 has had on the Company, management concluded that factors such as the decline in macroeconomic conditions led to the occurrence of a triggering event during the first quarter of 2020, and therefore an interim impairment test over goodwill was performed as of March 31, 2020.   Based upon the results of the interim goodwill assessment during the first quarter of 2020, the Company concluded that an impairment did not exist on the bank reporting units as of the time of the assessment.  There was no occurrence of a triggering event during the second or third quarter of 2020 and therefore no impairment test over goodwill was needed.

During the first quarter of 2020, the Company incurred goodwill impairment expense of $500 thousand related to the Bates Companies reporting unit.  This was the result of the announcement of a sale of the Bates Companies, as discussed in Note 2.

As of November 30, 2019, the Company’s management performed an internal assessment of the goodwill for the Bates Companies reporting unit.  With the Bates Companies located in Rockford, Illinois, the Company had intended to achieve synergies and cross-selling opportunities that significantly enhanced the value of the Bates Companies.  With the sale of the assets and liabilities of RB&T, which was the Company’s bank subsidiary located in Rockford, Illinois, the Company’s valuation analysis determined the value had declined and the goodwill was impaired.  Specifically, the Company determined a goodwill impairment charge of $3 million was required for the Bates Companies.  The Company used a combination of methods to determine the value and related goodwill impairment charge.  The methods included prices of comparable businesses as well as recent discussions with existing wealth management providers in the surrounding Rockford market.

The following table presents the changes in core deposit intangibles (included in Intangibles on the consolidated balance sheets) during the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(dollars in thousands)

Balance at the beginning of the period	$13,466	$15,595	$9,079
Merger with Springfield Bancshares	—	—	8,208
Amortization expense	(2,085)	(2,129)	(1,692)
Balance at the end of the period	$11,381	$13,466	$15,595

Gross carrying amount	$19,255	$19,255	$19,255
Accumulated amortization	(7,874)	(5,789)	(3,660)
Net book value	$11,381	$13,466	$15,595

The following table presents the core deposit intangibles by reportable segment:

	December 31, 2020	December 31, 2019	December 31, 2018

	(dollars in thousands)
Commercial Banking:
CRBT	$2,189	$2,684	$3,186
CSB	3,305	3,980	4,675
SFCB	5,887	6,802	7,734
	$11,381	$13,466	$15,595

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Goodwill and Intangibles (continued)

The following table presents the estimated amortization of the core deposit intangibles:

Amount
Years ending December 31,	(dollars in thousands)
2021	$2,032
2022	1,971
2023	1,776
2024	1,623
2025	1,535
Thereafter	2,444
$11,381

The following table presents the changes in customer list intangible (included in Intangibles on the Consolidated Balance Sheets) during the years ended December 31, 2020 and 2019:

	2020	2019
	(dollars in thousands)
Balance at the beginning of period	$1,504	$1,855
Acquisition of Bates Companies - measurement period adjustment	—	(214)
Sale of Bates Companies	(1,440)	—
Amortization	(64)	(137)
Balance at the end of period	—	1,504

The customer list intangible relates to the Parent Company Only (“All Other”) reportable segment.

Note 7. Derivatives and Hedging Activities

Derivatives are summarized as follows as of December 31, 2020 and 2019:

	2020	2019

	(dollars in thousands)
Assets:
Interest rate caps - hedged	$259	$3,148
Interest rate caps	67	—
Interest rate swaps	222,431	84,679
	$222,757	$87,827

Liabilities:
Interest rate swaps - hedged	$(6,839)	$(3,758)
Interest rate swaps	(222,431)	(84,679)
	$(229,270)	$(88,437)

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Derivatives and Hedging Activities (continued)

The Company uses interest rate swap and cap instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.

The Company entered into interest rate caps to hedge against the risk of rising interest rates on liabilities.  The liabilities consist of $300.0 million of deposits and the benchmark rates hedged vary at 1-month LIBOR, 3-month LIBOR and the Prime Rate. The interest rate caps are designated as cash flow hedges in accordance with ASC 815.  An initial premium of $3.5 million was paid upfront for the caps summarized below.    The details of the interest rate caps are as follows:

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	December 31, 2020	December 31, 2019
(dollars in thousands)

Deposits	1/1/2020	1/1/2023	Other Assets	$25,000	1.75%	$3	$112
Deposits	1/1/2020	1/1/2023	Other Assets	50,000	1.57	5	218
Deposits	1/1/2020	1/1/2023	Other Assets	25,000	1.80	3	109
Deposits	1/1/2020	1/1/2024	Other Assets	25,000	1.75	15	214
Deposits	1/1/2020	1/1/2024	Other Assets	50,000	1.57	31	401
Deposits	1/1/2020	1/1/2024	Other Assets	25,000	1.80	15	201
Deposits	1/1/2020	1/1/2025	Other Assets	25,000	1.75	46	337
Deposits	1/1/2020	1/1/2025	Other Assets	50,000	1.57	94	617
Deposits	1/1/2020	1/1/2025	Other Assets	25,000	1.80	47	309
				$300,000		$259	$2,518

In December 2020, the Company redesignated three of its interest rate caps, which had been purchased in 2019 for $800 thousand.  The caps, which were designated as cash flow hedges at the time of purchase, are now designated as unhedged.  A loss of $649 thousand was recognized due to the change in designation as the underlying hedged item no longer exists. For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings.  There was no change in value recognized into current earnings for 2020 as the change in designation was effective December 31, 2020. The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	December 31, 2020	December 31, 2019

(dollars in thousands)

1/1/2020	1/1/2023	Other Assets	$25,000	1.90%	$2	$96
2/1/2020	2/1/2024	Other Assets	25,000	1.90	15	202
3/1/2020	3/1/2025	Other Assets	25,000	1.90	50	332
			$75,000		$67	$630

The Company entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities.  All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	December 31, 2020	December 31, 2019
(dollars in thousands)
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Liabilities	10,000	3.10%	5.85%	(1,767)	(971)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Liabilities	8,000	3.10%	5.85%	(1,414)	(777)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Liabilities	10,000	1.79%	4.54%	(1,721)	(944)
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Liabilities	3,000	2.41%	5.17%	(529)	(291)
Community National Statutory Trust III	9/15//2018	9/15/2028	Derivatives - Liabilities	3,500	1.97%	4.75%	(616)	(339)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Liabilities	4,500	1.97%	4.75%	(792)	(436)

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

$39,000	2.48%	5.24%	$(6,839)	$(3,758)

Note 7. Derivatives and Hedging Activities (continued)

In the first quarter of 2020, the Company entered into $40 million of interest rate swaps which were then terminated in the fourth quarter of 2020, resulting in a loss of $808 thousand.

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges to the extent they are included in the assessment of effectiveness, are recorded as a component of AOCI. The following is a summary of how AOCI was impacted during the reporting periods:

	Year Ended
	December 31, 2020	December 31, 2019

	(dollars in thousands)

Unrealized loss at beginning of period, net of tax	$(3,915)	$(1,276)
Amount reclassified from accumulated other comprehensive income to noninterest expense related to unhedging caplet	513	—
Amount reclassified from accumulated other comprehensive income to noninterest expense related to swap termination	625	—
Amount reclassified from accumulated other comprehensive income to interest expense related to caplet amortization	551	422
Amount of loss recognized in other comprehensive income, net of tax	(5,406)	(3,061)
Unrealized loss at end of period, net of tax	$(7,632)	$(3,915)

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

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	December 31, 2020		December 31, 2019
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$1,539,602	$222,431	$787,221	$84,679
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$1,539,602	$222,431	$787,221	$84,679

Swap fee income totaled $74.8 million, $28.3 million and $10.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	December 31, 2020	December 31, 2019

	(dollars in thousands)

Cash	$45,719	$—
U.S govt. sponsored agency securities	3,628	3,541
Municipal securities	85,937	22,924
Residential mortgage-backed and related securities	89,646	72,090
	$224,930	$98,555

The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements.  The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information.  Additionally, the Company manages financial institution counterparty credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of ISDA master agreements, central clearing mechanisms and counterparty limits.  The agreements contain bilateral collateral arrangements with the amount of collateral to be posted generally governed by the settlement value

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

of outstanding swaps.  The Company manages the risk of default by its borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures.  The Company underwrites the combination of the

Note 7. Derivatives and Hedging Activities (continued)

base loan amount and potential swap exposure and focuses on high quality borrowers with strong collateral values.  For the large majority of the Company’s swapped loan portfolio, the loan-to-value including the potential swap exposure is below 65%.  The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

Note 8. Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $250,000, was $169.1 million and $293.4 million as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, the scheduled maturities of certificates of deposit were as follows:

Amount
Year ending December 31:	(dollars in thousands)
2021	$228,257
2022	61,450
2023	13,648
2024	12,684
2025	7,795
Thereafter	136,825
$460,659

The Company has public entity interest-bearing demand deposits and certificates of deposit that are collateralized by investment securities with carrying values as follows:

	2020	2019
	(dollars in thousands)

U.S. govt. sponsored agency securities	$3,668	$6,135
Residential mortgage-backed and related securities	4,772	3,782
	$8,440	$9,917

The Company had a $110.5 million PUD LOC with the FHLB of Des Moines for the purpose of providing additional collateral on public deposits as of December 31, 2020. As of December 31, 2019, the Company had a $47.4 million PUD LOC with the FHLB of Des Moines. There were no amounts outstanding under these letters of credit as of December 31, 2020 or 2019.

The Company prepaid brokered and public time deposits totaling $29.2 million in 2020 resulting in a loss of $576 thousand.  There were no prepayments of brokered certificates of deposits in 2019.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Short-Term Borrowings

Short-term borrowings as of December 31, 2020 and 2019 are summarized as follows:

	2020	2019
	(dollars in thousands)

Overnight repurchase agreements with customers	$—	$2,193
Federal funds purchased	5,430	11,230
	$5,430	$13,423

As of December 31, 2020, the Company is no longer offering overnight repurchase agreements with customers.

The Company’s overnight repurchase agreements with customers were collateralized by investment securities with carrying values as follows:

	2020	2019
	(dollars in thousands)

U.S. govt. sponsored agency securities	$—	$1,964
Residential mortgage-backed and related securities	517	1,456
Total securities pledged to overnight customer repurchase agreements	517	3,420
Less: overcollateralized position	517	1,227
	$—	$2,193

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

The securities underlying the agreements as of December 31, 2019 were under the Company’s control in safekeeping at third-party financial institutions.

Information concerning overnight repurchase agreements with customers is summarized as follows for the years ended December 31, 2020 and 2019:

	2020	2019
	(dollars in thousands)

Average daily balance	$1,495	$4,231
Average daily interest rate	0.40%	0.73%
Maximum month-end balance	$2,377	$4,177
Weighted average rate as of December 31	—%	1.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Short-Term Borrowings (continued)

Information concerning federal funds purchased is summarized as follows for the years ended December 31, 2020 and 2019:

	2020	2019
	(dollars in thousands)

Average daily balance	$19,573	$12,594
Average daily interest rate	0.36%	2.56%
Maximum month-end balance	$30,430	$17,010
Weighted average rate as of December 31	0.06%	1.50%

Note 10. FHLB Advances

The subsidiary banks are members of the FHLB of Des Moines. Maturity and interest rate information on advances from the FHLB as of December 31, 2020 and 2019 is as follows:

	December 31, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End

	(dollars in thousands)
Maturity:
Year ending December 31:
2020	$—	—%	$110,900	1.73%
2021	15,000	0.29	5,000	1.55
2022	—	—	23,400	1.73
2023	—	—	20,000	1.84
2024	—	—	—	—
Total FHLB advances	$15,000	0.29%	$159,300	1.74%

The Company prepaid $55.3 million of FHLB advances in 2020 and $30.3 million in 2019 with excess funds generated by strong deposit growth. The loss on the prepayment of the FHLB advances totaled $1.9 million and $386 thousand for the year ended December 31, 2020 and 2019, respectively.

Advances are collateralized by loans of $1.1 billion as of December 31, 2020 and 2019, in aggregate. On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type. Advances are also collateralized by securities of $590 thousand and $1.4 million as of December 31, 2020 and 2019, respectively, in aggregate. The Company continues to pledge loans under blanket liens to provide off balance sheet liquidity.

As of December 31, 2020 and included within the 2021 maturity grouping above are $15.0 million of short-term advances from the FHLB. These advances have maturities ranging from 1 day to 1 month. Short-term and overnight advances totaled $109.3 million as of December 31, 2019 and had maturities ranging from 1 day to 1 month.

As of December 31, 2020 and 2019, the subsidiary banks held $6.6 million and $11.7 million, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheet.

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

The Company had two term notes totaling $23.3 million at December 31, 2018 with original maturity dates of December 31, 2021. Interest on the term notes were calculated at the effective LIBOR rate plus 3.00% per annum (5.52% at December 31, 2018). The collateral on both borrowings was 100% of the outstanding capital stock of the Company’s bank subsidiaries. In February 2019, immediately following the subordinated note issuance, the Company repaid the term notes.

In the second quarter of 2020, the Company renewed its revolving line of credit.  At renewal, the line amount was increased from $20.0 million to $25.0 million for which there is no outstanding balance as of December 31, 2020. Interest on the revolving line of credit is calculated at the effective Prime Rate plus 2.25% per annum (5.50% at December 31, 2020). The collateral on the revolving line of credit is 100% of the outstanding capital stock of the Company’s bank subsidiaries.

Unused lines of credit of the subsidiary banks as of December 31, 2020 and 2019 are summarized as follows:

	2020	2019
	(dollars in thousands)

Secured	$287,076	$45,342
Unsecured	456,000	335,300
	$743,076	$380,642

The Company pledges select C&I, CRE and PPP loans to the Federal Reserve Bank of Chicago for borrowing as part of the Borrower-In-Custody program.

Note 12. Subordinated Notes

Subordinated notes as of December 31, 2020 and 2019 are summarized as follows:

	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
	as of December 31, 2020	as of December 31, 2020	as of December 31, 2019	as of December 31, 2019	Maturity Date
	(dollars in thousands)

Subordinated debenture dated 9/14/20	$50,000	5.125%	$-	—%	9/15/2030
Subordinated debenture dated 2/1/19	65,000	5.375%	65,000	5.375%	2/15/2029
Subordinated debenture dated 4/30/16*	2,000	4.00%	2,000	4.00%	4/30/2026
Subordinated debenture dated 9/15/16*	3,000	4.00%	3,000	4.00%	9/15/2026
Debt issuance costs	(1,309)		(1,606)
Total Subordinated Debentures	$118,691		$68,394

*Assumed in acquisition of SFCB

On September 14, 2020, the Company completed a private offering of $50.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on September 15, 2030. The subordinated notes, which qualify as Tier 2 capital for the Company, bear interest at a fixed rate of 5.125% per year, from and including September 14, 2020 to, but excluding, September 15, 2025 or earlier redemption date.  From and including September 15, 2025 to,

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Subordinated Notes (continued)

but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate, which is expected to be the then current three-month term SOFR plus 500 basis points.  Interest on the subordinated notes is payable quarterly, commencing on December 15, 2020. The subordinated notes are redeemable by the Company at its option, in whole or in part, on any interest payment date on or after September 15, 2025. The subordinated notes are redeemable by the Company in whole but not in part, under certain limited circumstances set forth in the subordinated notes. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the subordinated notes being redeemed, together with any accrued and unpaid interest on the subordinated notes being redeemed to, but excluding, the date of redemption. The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

On February 12, 2019, the Company completed an underwritten public offering of $65.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on February 15, 2029. Net proceeds, after deducting the underwriting discount and estimated expenses, were $63.4 million.  The subordinated notes, which qualify as Tier 2 capital for the Company, bear interest at a fixed rate of 5.375% per year from and after February 12, 2019 to, but excluding, February 15, 2024 or earlier redemption date.  From and after February 15, 2024 to, but excluding, the maturity date or earlier redemption date, the interest will reset quarterly to the then current three-month LIBOR plus 282 basis points.  Interest on the subordinated notes is payable semi-annually, commencing on August 15, 2019 during the five year fixed term and thereafter quarterly, commencing on February 15, 2024.  The subordinated notes are redeemable by the Company at its option, in whole or in part, on any interest payment date on or after February 15, 2024.  The subordinated notes are redeemable by the Company in whole but not in part, under certain limited circumstances set forth in the subordinated notes.  Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the subordinated notes being redeemed, together with any accrued and unpaid interest on the subordinated notes being redeemed to, but excluding, the date of redemption.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.  Unamortized debt issuance costs related to the subordinated notes totaled $1.3 million and $1.6 million at December 31, 2020 and 2019, respectively.  The Company used a portion of the net proceeds from the offering to repay term notes totaling $21.3 million and the outstanding balance of $9.0 million on its revolving line of credit.

As part of the merger with Springfield Bancshares, the Company assumed two subordinated debentures with a fair value of $4.8 million.  The interest rate on the subordinated debentures is fixed for the first five years of the term and then converts to floating for the remaining term, at the prime rate floating daily.  The debentures may be called after a minimum of five years following issuance and at the prior approval of the appropriate regulatory agencies. These subordinated debentures are unsecured.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Junior Subordinated Debentures

Junior subordinated debentures are summarized as of December 31, 2020 and 2019 as follows:

	2020	2019
	(dollars in thousands)

Note Payable to QCR Holdings Capital Trust II	$10,310	$10,310
Note Payable to QCR Holdings Capital Trust III	8,248	8,248
Note Payable to QCR Holdings Capital Trust V	10,310	10,310
Note Payable to Community National Trust II*	3,093	3,093
Note Payable to Community National Trust III*	3,609	3,609
Note Payable to Guaranty Bankshares Statutory Trust I**	4,640	4,640
Market Value Discount per ASC 805***	(2,217)	(2,372)
	$37,993	$37,838

*      As part of the acquisition of Community National, the Company assumed two junior subordinated debentures with fair value of $4.2 million.

**   As part of the acquisition of Guaranty Bank, the Company assumed one junior subordinated debenture with a fair value of $3.9 million.

***  Market value discount includes discount on junior subordinated debt acquired in 2013 as part of the purchase of Community National and junior subordinated debt acquired in 2017 as part of the purchase of Guaranty Bank.

A schedule of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including the amounts outstanding as of December 31, 2020 and 2019, is as follows:

		Amount	Amount
		Outstanding	Outstanding
		December 31,	December 31,		Interest Rate as of	Interest Rate as of
Name	Date Issued	2020	2019	Interest Rate	December 31, 2020	December 31, 2019

		(dollars in thousands)

QCR Holdings Statutory Trust II*	February 2004	$10,310	$10,310	2.85% over 3-month LIBOR	3.10%	4.79%
QCR Holdings Statutory Trust III	February 2004	8,248	8,248	2.85% over 3-month LIBOR	3.10%	4.79%
QCR Holdings Statutory Trust V	February 2006	10,310	10,310	1.55% over 3-month LIBOR	1.79%	3.54%
Community National Statutory Trust II	September 2004	3,093	3,093	2.17% over 3-month LIBOR	2.41%	4.08%
Community National Statutory Trust III	March 2007	3,609	3,609	1.75% over 3-month LIBOR	1.97%	3.64%
Guaranty Bankshares Statutory Trust I	May 2005	4,640	4,640	1.75% over 3-month LIBOR	1.97%	3.64%
		$40,210	$40,210	Weighted Average Rate	2.48%	4.18%

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
	(dollars in thousands)

Current	$27,237	$8,255	$2,723
Deferred	(14,530)	6,364	6,292
	$12,707	$14,619	$9,015

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020		2019		2018
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$15,391	21.0%	$15,126	21.0%	$10,948	21.0%
Tax exempt income, net	(5,943)	(8.1)	(4,470)	(6.2)	(3,958)	(7.6)
Bank-owned life insurance	(308)	(0.4)	(360)	(0.5)	(343)	(0.6)
State income taxes, net of federal benefit, current year	3,622	4.9	3,668	5.1	2,681	5.2
Change in unrecognized tax benefits	546	0.7	(93)	(0.1)	(45)	(0.1)
Goodwill impairment	105	0.1	630	0.9	—	—
Intended liquidation of bank-owned life insurance	—	—	790	1.1	—	—
Tax credits	(456)	(0.6)	(705)	(1.0)	(154)	(0.3)
Acquisition costs	—	—	—	—	227	0.4
Excess tax benefit on stock options exercised and restricted stock awards vested	(242)	(0.3)	(287)	(0.4)	(425)	(0.8)
Other	(215)	(0.3)	320	0.4	84	0.1
Federal and state income tax expense	$12,707	17.3%	$14,619	20.3%	$9,015	17.3%

Changes in the unrecognized tax benefits included in other liabilities are as follows for the years ended December 31, 2020 and 2019:

	2020	2019
	(dollars in thousands)

Balance, beginning	$1,254	$1,249
Impact of tax positions taken during current year	787	375
Gross increase (decrease) related to tax positions of prior years	39	44
Reduction as a result of a lapse of the applicable statute of limitations	(187)	(414)
Balance, ending	$1,893	$1,254

Included in the unrecognized tax benefits liability at December 31, 2020 are potential benefits of approximately $1.4 million that, if recognized, would affect the effective tax rate.

The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Federal and State Income Taxes (continued)

claimed or expected to be claimed on an income tax return. At December 31, 2020 and 2019, accrued interest on uncertain tax positions was approximately $277 thousand and $232 thousand, respectively. Estimated interest related to the underpayment of income taxes is classified as a component of “income tax expense” in the statements of income.

The Company’s federal income tax returns are open and subject to examination from the 2017 tax return year and later. Various state franchise and income tax returns are generally open from the 2016 and later tax return years based on individual state statutes of limitations.

The net deferred tax liabilities consisted of the following as of December 31, 2020 and 2019:

	2020	2019
	(dollars in thousands)
Deferred tax assets:
Historic tax credits	$68	$68
Net unrealized losses on securities available for sale and derivative instruments	—	126
Compensation	10,288	8,433
Loan/lease losses	20,016	11,332
Net operating loss carryforwards, federal and state	628	739
Other	71	605
	31,071	21,303
Deferred tax liabilities:
Net unrealized gains on securities available for sale and derivative instruments	869	—
Premises and equipment	5,737	4,616
Equipment financing leases	13,373	16,252
Acquisition fair value adjustments	3,351	3,963
Intended liquidation of bank-owned life insurance	—	850
Gain on sale of assets and liabilities of subsidiary	—	794
Investment accretion	28	28
Deferred loan origination fees, net	197	704
Other	922	832
	24,477	28,039
Net deferred tax liabilities	$6,594	$(6,736)

At December 31, 2020, the Company had $3.0 million of federal tax net operating loss carryforwards which are set to expire in varying amounts between 2029 and 2033. At December 31, 2020, the Company had $2.1 million of state tax net operating loss carryforwards which are set to expire in varying amounts between 2023 and 2028. All of the federal tax net operating loss carryforwards and the state tax net operating loss carryforwards were acquired from Community National and CNB.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Federal and State Income Taxes (continued)

The change in deferred income taxes was reflected in the Consolidated Financial Statements as follows for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
	(dollars in thousands)

Provision for income taxes	$(14,530)	$6,364	$6,292
Net deferred tax asset resulting from market value adjustments of acquisitions	—	(381)	(52)
Net deferred tax assets resulting from sale of other subsidiary	363	—	—
Net deferred tax liabilities resulting from sale of bank subsidiary	—	(1,644)	—
Statement of stockholders' equity- Other comprehensive income (loss)	837	1,433	(1,000)
	$(13,330)	$5,772	$5,240

Note 15. Employee Benefit Plans

The Company has a profit sharing plan, which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. Substantially all employees who are at least 18 years of age are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee’s compensation. Additionally, at its discretion, the Company may make additional contributions to the plan, which are allocated to the accounts of participants in the plan based on relative compensation. There were no discretionary contributions for the years ended December 31, 2020, 2019 and 2018. Company matching contributions for the years ended December 31, 2020, 2019, and 2018 were as follows:

	2020	2019	2018
	(dollars in thousands)

Matching contribution	$2,520	$2,443	$2,000

The Company has entered into nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified retirement plan. Changes in the liability related to the SERPs, included in other liabilities, are as follows for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(dollars in thousands)

Balance, beginning	$5,160	$4,623	$4,330
Expense accrued	1,193	701	457
Cash payments made	(164)	(164)	(164)
Balance, ending	$6,189	$5,160	$4,623

The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements, the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution varies by officer and is a maximum of between $10 thousand and $25 thousand annually as set forth in each officer’s participation agreement. Interest on the deferred amounts is earned at prime rate subject to a minimum of 4% and a maximum of 12%, with such limits differing by

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Employee Benefit Plans (continued)

officer. The Company has also entered into deferred compensation agreements with certain other officers. Under the provisions of the agreements, the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution differs by officer and is a maximum between 4% and 10% of compensation. Interest on the deferred amounts is earned at prime rate plus one percentage point, and has a minimum of 4% and shall not exceed 8%.

Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. As of December 31, 2020 and 2019, the liability related to the agreements totaled $24.7 million and $19.5 million, respectively.

Changes in the deferred compensation agreements, included in other liabilities, are as follows for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
	(dollars in thousands)

Balance, beginning	$19,474	$15,029	$12,347
Employee deferrals	3,959	2,474	1,407
Company match and interest	2,628	2,072	1,367
Cash payments made	(1,348)	(101)	(92)
Balance, ending	$24,713	$19,474	$15,029

Note 16. Stock-Based Compensation

The Company’s Board of Directors adopted in February 2010, and the stockholders approved in May 2010, the QCR Holdings, Inc. 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”). The Company’s Board of Directors adopted in February 2013, and the stockholders approved in May 2013, the QCR Holdings, Inc. 2013 Equity Incentive Plan (“2013 Equity Incentive Plan”). The Company’s Board of Directors adopted in February 2016, and the stockholders approved in May 2016, the QCR Holdings, Inc. 2016 Equity Incentive Plan (“2016 Equity Incentive Plan”). Up t 350,000, 350,000, and 400,000 shares of common stock, respectively, may be issued to employees and directors of the Company and its subsidiaries pursuant to equity incentive awards granted under these plans.

The 2010 Equity Incentive Plan, the 2013 Equity Incentive Plan, and the 2016 Equity Incentive Plan (collectively, the “Equity Plans”) are administered by the Compensation Committee of the Board of Directors (the “Committee”). As of December 31, 2020, there were 170,833 remaining shares of common stock available for the grant of future awards under the Equity Plans; however, such future awards may be granted only under the 2016 Equity Incentive Plan.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (continued)

Stock-based compensation expense was reflected in the Consolidated Financial Statements as follows for the years ended December 31, 2020, 2019, and 2018.

	2020	2019	2018
	(dollars in thousands)

Stock options	$297	$475	$472
Restricted stock awards	1,619	1,850	857
Stock purchase plan	234	144	114
	$2,150	$2,469	$1,443

Stock options:

A summary of the stock option plans as of December 31, 2020, 2019, and 2018 and changes during the years then ended is presented below:

	December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning	426,913	$20.14	469,572	$18.52	513,554	$17.13
Granted	23,350	39.12	20,200	36.00	16,315	44.02
Exercised	(41,650)	10.67	(59,393)	12.11	(60,127)	13.56
Forfeited	(850)	19.94	(3,466)	31.59	(170)	16.81
Outstanding, ending	407,763	22.24	426,913	20.14	469,572	18.52

Exercisable, ending	354,899		365,084		358,270

Weighted average fair value per option granted	$10.07		$11.29		$14.68

A further summary of options outstanding as of December 31, 2020 is presented below:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$7.99 to $8.93	11,325	0.14	$8.15	11,325	$8.15
$9.00 to $9.30	60,328	1.08	9.30	60,328	9.30
$15.50 to $15.65	66,491	2.24	15.64	66,491	15.64
$17.10 to $18.00	113,527	3.56	17.31	113,527	17.31
$21.71 to $22.64	58,115	5.22	22.88	56,115	22.63
$36.00 to $48.50	97,977	7.39	41.45	47,113	42.98
	407,763			354,899

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (continued)

Restricted stock awards:

A summary of changes in the Company’s nonvested restricted stock, restricted stock unit and performance stock unit awards as of December 31, 2020, 2019 and 2018 is presented below:

	December 31,
	2020	2019	2018
Outstanding, beginning	106,826	64,099	46,389
Granted*	34,559	85,961	37,315
Released	(37,296)	(37,624)	(19,605)
Forfeited	(1,600)	(5,610)	—
Outstanding, ending	102,489	106,826	64,099

Weighted average fair value per share granted	$39.39	$20.14	$43.50

*  At December 31, 2020, includes 8,913 shares of restricted stock, 25,646 restricted stock units.

At December 31, 2019, includes 18,634 shares of restricted stock, 49,269 restricted stock units and 18,058 performance share units.

At December 31, 2018, includes 22,660 shares of restricted stock and 14,655 restricted stock units.

The total grant value of restricted stock, restricted stock unit and performance share unit awards that were released during the years ended December 31, 2020, 2019 and 2018 was $1.4 million, $1.3 million and $622 thousand, respectively.

Stock purchase plan:

The Company’s Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). On May 2, 2012, the Company’s stockholders approved a complete amendment and restatement of the Purchase Plan. As of January 1, 2020, there were 89,582 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 85% or the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in an offering period is $10 thousand. Additionally, the maximum percentage that any one participant can elect to contribute is 15% of his or her compensation for the years ended December 31, 2020 and 2019.  The maximum percentage that any one participant could elect to contribute was 10% of his or her compensation for the year ended December 31, 2018. Information for the stock purchase plan for the years ended December 31, 2020, 2019 and 2018 is presented below:

	2020	2019	2018
Shares granted	38,738	29,882	17,305
Shares purchased	37,114	28,775	15,528
Weighted average fair value per share granted	$6.01	$4.81	$6.63

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of December 31, 2020 and 2019, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2020 and 2019 are also presented in the following table (dollars in thousands). As of December 31, 2020 and 2019, the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2020:
Company:
Total risk-based capital	$721,004	14.95%	$385,832	>	8.00%	$506,404	>	10.50%	$482,290	>	10.00%
Tier 1 risk-based capital	546,729	11.34	289,374	>	6.00	409,946	>	8.50	385,832	>	8.00
Tier 1 leverage	546,729	9.49	230,345	>	4.00	230,345	>	4.00	287,931	>	5.00
Common equity Tier 1	508,736	10.55	217,030	>	4.50	337,603	>	7.00	313,488	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$213,608	12.24%	$139,581	>	8.00%	$183,200	>	10.50%	$174,477	>	10.00%
Tier 1 risk-based capital	191,693	10.99	104,686	>	6.00	148,305	>	8.50	139,581	>	8.00
Tier 1 leverage	191,693	8.48	90,430	>	4.00	90,430	>	4.00	113,038	>	5.00
Common equity Tier 1	191,693	10.99	78,514	>	4.50	122,134	>	7.00	113,410	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$217,227	13.14%	$132,269	>	8.00%	$173,603	>	10.50%	$165,336	>	10.00%
Tier 1 risk-based capital	196,438	11.88	99,202	>	6.00	140,536	>	8.50	132,269	>	8.00
Tier 1 leverage	196,438	10.01	78,535	>	4.00	78,535	>	4.00	98,169	>	5.00
Common equity Tier 1	196,438	11.88	74,401	>	4.50	115,735	>	7.00	107,469	>	6.50
Community State Bank:
Total risk-based capital	$108,040	12.69%	$68,117	>	8.00%	$89,404	>	10.50%	$85,146	>	10.00%
Tier 1 risk-based capital	97,350	11.43	51,088	>	6.00	72,374	>	8.50	68,117	>	8.00
Tier 1 leverage	97,350	10.27	37,930	>	4.00	37,930	>	4.00	47,412	>	5.00
Common equity Tier 1	97,350	11.43	38,316	>	4.50	59,602	>	7.00	55,345	>	6.50
Springfield First Community Bank:
Total risk-based capital	$90,334	14.35%	$50,357	>	8.00%	$66,094	>	10.50%	$62,947	>	10.00%
Tier 1 risk-based capital	77,668	12.34	37,768	>	6.00	53,505	>	8.50	50,357	>	8.00
Tier 1 leverage	77,668	10.87	28,575	>	4.00	28,575	>	4.00	35,719	>	5.00
Common equity Tier 1	77,668	12.34	28,326	>	4.50	44,063	>	7.00	40,915	>	6.50

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17. Regulatory Capital Requirements and Restrictions on Dividends (continued)

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2019:
Company:
Total risk-based capital	$581,234	13.33%	$348,937	>	8.00%	$457,980	>	10.50%	$436,171	>	10.00%
Tier 1 risk-based capital	481,702	11.04	261,703	>	6.00	370,746	>	8.50	348,937	>	8.00
Tier 1 leverage	481,702	9.53	202,207	>	4.00	202,207	>	4.00	252,758	>	5.00
Common equity Tier 1	443,864	10.18	196,277	>	4.50	305,320	>	7.00	283,511	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$183,855	11.83%	$124,362	>	8.00%	$163,225	>	10.50%	$155,452	>	10.00%
Tier 1 risk-based capital	170,137	10.94	93,271	>	6.00	132,134	>	8.50	124,362	>	8.00
Tier 1 leverage	170,137	9.94	68,479	>	4.00	68,479	>	4.00	85,598	>	5.00
Common equity Tier 1	170,137	10.94	69,953	>	4.50	108,817	>	7.00	101,044	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$175,498	11.90%	$117,953	>	8.00%	$154,813	>	10.50%	$147,441	>	10.00%
Tier 1 risk-based capital	162,127	11.00	88,465	>	6.00	125,325	>	8.50	117,953	>	8.00
Tier 1 leverage	162,127	10.41	62,286	>	4.00	62,286	>	4.00	77,857	>	5.00
Common equity Tier 1	162,127	11.00	66,349	>	4.50	103,209	>	7.00	95,837	>	6.50
Community State Bank:
Total risk-based capital	$92,095	12.32%	$59,813	>	8.00%	$78,504	>	10.50%	$74,766	>	10.00%
Tier 1 risk-based capital	85,437	11.43	44,860	>	6.00	63,551	>	8.50	59,813	>	8.00
Tier 1 leverage	85,437	10.39	32,902	>	4.00	32,902	>	4.00	41,128	>	5.00
Common equity Tier 1	85,437	11.43	33,645	>	4.50	52,336	>	7.00	48,598	>	6.50
Springfield First Community Bank:
Total risk-based capital	$71,074	12.72%	$44,704	>	8.00%	$58,674	>	10.50%	$55,880	>	10.00%
Tier 1 risk-based capital	63,956	11.45	33,528	>	6.00	47,498	>	8.50	44,704	>	8.00
Tier 1 leverage	63,956	9.70	26,379	>	4.00	26,379	>	4.00	32,974	>	5.00
Common equity Tier 1	63,956	11.45	25,146	>	4.50	39,116	>	7.00	36,322	>	6.50

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in four private placements and assumed three issues of junior subordinated debentures in connection with the acquisitions. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. These circumstances did not exist at December 31, 2020 or 2019.

In September 2020 and in February 2019, the Company completed subordinated notes offerings.  See Note 12 of the Consolidated Financial Statements for further information.

On February 18, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  The Company suspended the repurchase of shares on March 16, 2020 due to the uncertainties related to the COVID-19 pandemic and it is uncertain when the Company will resume the repurchase of shares as part of this program in the future.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18. Earnings per Share

The following information was used in the computation of basic and diluted EPS for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
	(dollars in thousands, except per share data)

Net income	$60,582	$57,408	$43,120

Basic EPS	$3.84	$3.65	$2.92
Diluted EPS	$3.80	$3.60	$2.86

Weighted average common shares outstanding*	15,771,650	15,730,016	14,768,687
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	180,987	237,759	296,043
Weighted average common and common equivalent shares outstanding**	15,952,637	15,967,775	15,064,730

*   The increase in weighted average common shares outstanding from 2018 to 2019 was primarily due to the common stock issuances that occurred in conjunction with the Springfield Bancshares merger.

                 **  Excludes anti-dilutive shares of 104,636, 80,437 and 91,954 at December 31, 2020, 2019 and 2018, respectively.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2020 and 2019, no amounts had been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.

As of December 31, 2020 and 2019, commitments to extend credit aggregated $1.7 billion and $1.2 billion, respectively. As of December 31, 2020 and 2019, standby letters of credit aggregated $24.8 million and $23.8 million, respectively. Management does not expect that all of these commitments will be funded.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19. Commitments and Contingencies (continued)

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $3.8 million and $3.7 million as of December 31, 2020 and 2019, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates of insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $32.4 million and $24.5 million of sold residential mortgage loans with recourse provisions still in effect at December 31, 2020 and 2019, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2020, 2019, and 2018. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

Aside from cash on-hand and in-vault, the majority of the Company’s cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $59.4 million and $34.6 million as of December 31, 2020 and 2019, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

In an arrangement with Goldman Sachs, CRBT offers a cash management program for select customers. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund administered by Goldman Sachs. At December 31, 2020 and 2019, the Company had $103.8 million and $148.3 million, respectively of customer funds invested in this cash management program. In the opinion of management, no material risk of loss exists due to the financial condition of Goldman Sachs. As of December 31, 2020, there were $24.0 million of investment securities pledged on Goldman Sachs and none were pledged as of December 31, 2019.

Note 20. Quarterly Results of Operations (Unaudited)

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Year Ended December 31, 2020
	March	June	September	December
	2020	2020	2020	2020
	(dollars in thousands)

Total interest income	$48,982	$48,650	$50,890	$49,851
Total interest expense	11,276	7,694	6,309	6,144
Net interest income	37,706	40,956	44,581	43,707
Provision for loan/lease losses	8,367	19,915	20,342	7,080
Noninterest income	15,196	28,626	37,959	32,017
Noninterest expense	31,423	33,130	40,838	46,364
Income before taxes	13,112	16,537	21,360	22,280
Federal and state income tax expense	1,884	2,798	4,016	4,009
Net income	$11,228	$13,739	$17,344	$18,271

EPS:
Basic	$0.71	$0.87	$1.10	$1.16
Diluted	$0.70	$0.86	$1.09	$1.14

	Year Ended December 31, 2019
	March	June	September	December
	2019	2019	2019	2019
	(dollars in thousands)

Total interest income	$52,101	$54,181	$56,817	$52,977
Total interest expense	15,193	16,168	16,098	13,058
Net interest income	36,908	38,013	40,719	39,919
Provision for loan/lease losses	2,134	1,941	2,012	979
Noninterest income	11,992	17,065	19,906	29,805
Noninterest expense	32,435	36,560	39,945	46,294
Income before taxes	14,331	16,577	18,668	22,451
Federal and state income tax expense	1,413	3,073	3,573	6,560
Net income	$12,918	$13,504	$15,095	$15,891

EPS:
Basic	$0.82	$0.86	$0.96	$1.01
Diluted	$0.81	$0.85	$0.94	$0.99

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

Condensed Balance Sheets
December 31, 2020 and 2019

	2020	2019
	(dollars in thousands)
Assets
Cash and due from banks	$88,610	$59,529
Interest-bearing deposits at financial institutions	7,200	5,601
Investment in bank subsidiaries	655,232	570,698
Investment in nonbank subsidiaries	4,540	13,239
Premises and equipment, net	9,242	9,424
Goodwill	—	682
Intangibles	—	1,503
Other assets	7,225	15,150
Total assets	$772,049	$675,826

Liabilities and Stockholders' Equity
Liabilities:
Subordinated notes	$113,691	$63,531
Junior subordinated debentures	37,993	37,838
Other liabilities	26,572	39,106
Total liabilities	178,256	140,475

Stockholders' Equity:
Common stock	15,806	15,828
Additional paid-in capital	275,807	274,785
Retained earnings	300,804	245,836
Accumulated other comprehensive loss	1,376	(1,098)
Total stockholders' equity	593,793	535,351
Total liabilities and stockholders' equity	$772,049	$675,826

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Parent Company Only Financial Statements (continued)

Condensed Statements of Income
Years Ended December 31, 2020, 2019, and 2018

	2020	2019	2018
	(dollars in thousands)

Total interest income	$29	$77	$88
Equity in net income of bank subsidiaries	79,624	69,966	55,209
Equity in net income of nonbank subsidiaries	(261)	6,797	(436)
Other	289	314	(322)
Total income	79,681	77,154	54,539

Interest expense	6,662	5,836	3,637
Salaries and employee benefits	11,825	8,739	6,598
Professional fees	2,558	1,545	1,872
Acquisition costs	—	—	1,654
Post-acquisition compensation, transition and integration costs	145	3,171	165
Disposition costs	312	1,606	—
Goodwill impairment	500	3,000	—
Other	2,505	2,147	1,026
Total expenses	24,507	26,044	14,952

Income before income tax benefit	55,174	51,110	39,587

Income tax benefit	5,408	6,298	3,533
Net income	$60,582	$57,408	$43,120

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Parent Company Only Financial Statements (continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2020, 2019, and 2018

	2020	2019	2018
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$60,582	$57,408	$43,120
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of bank subsidiaries	(79,624)	(69,966)	(55,209)
Earnings (losses) of nonbank subsidiaries	261	(6,797)	436
Distributions from bank subsidiaries	—	—	34,500
Distributions from nonbank subsidiaries	40	45,058	63
Deferred income taxes	6,909	2,498	1,292
Accretion of acquisition fair value adjustments	378	305	183
Depreciation	454	327	249
Stock-based compensation expense	2,150	2,469	1,443
Loss on sale of subsidiary	158	—	—
Goodwill impairment	500	3,000	—
Decrease (increase) in other assets	1,663	(2,472)	940
Increase (decrease) in other liabilities	(14,966)	7,814	(7,226)
Net cash provided by (used in) operating activities	(21,495)	39,644	19,791

Cash Flows from Investing Activities:
Net increase in interest-bearing deposits at financial institutions	(1,599)	(4,600)	(1,000)
Capital infusion, bank subsidiaries	—	(8,600)	(3,500)
Capital infusion, non-bank subsidiaries	—	(100)	—
Net cash received in dissolution of subsidiary	8,450	—	—
Net cash paid for acquisitions	—	—	(5,183)
Net cash received in sale of subsidiary	195	—	—
Purchase of premises and equipment	(272)	(2,861)	(2,257)
Net cash provided by (used in) investing activities	6,774	(16,161)	(11,940)

Cash Flows from Financing Activities:
Activity in other borrowings:
Proceeds from other borrowings	—	—	9,000
Paydown on revolving line of credit	—	(9,000)	—
Prepayments	—	(21,313)	—
Calls, maturities and scheduled payments	—	(1,799)	(12,550)
Proceeds from subordinated notes	50,000	63,393	—
Payment of cash dividends on common and preferred stock	(3,779)	(3,767)	(3,300)
Proceeds from issuance of common stock, net	1,360	1,926	1,279
Repurchase and cancellation of shares	(3,779)	—	—
Net cash provided by (used in) financing activities	43,802	29,440	(5,571)

Net increase in cash and due from banks	29,081	52,923	2,280

Cash and due from banks:
Beginning	59,529	6,606	4,326
Ending	$88,610	$59,529	$6,606

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22. Fair Value

Accounting guidance on fair value measurements uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis comprised the following at December 31, 2020 and 2019:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
December 31, 2020:
Securities AFS:
U.S. govt. sponsored agency securities	$15,336	$—	$15,336	$—
Residential mortgage-backed and related securities	132,842	—	132,842	—
Municipal securities	152,408	—	152,408	—
Asset-backed securities	40,683	—	40,683	—
Other securities	20,697	—	20,697	—
Derivatives	222,757	—	222,757	—
Total assets measured at fair value	$584,723	$—	$584,723	$—

Derivatives	$229,270	$—	$229,270	$—
Total liabilities measured at fair value	$229,270	$—	$229,270	$—

December 31, 2019:
Securities AFS:
U.S. govt. sponsored agency securities	$20,078	$—	$20,078	$—
Residential mortgage-backed and related securities	120,587	—	120,587	—
Municipal securities	48,257	—	48,257	—
Asset-backed securities	16,887	—	16,887	—
Other securities	4,886	—	4,886	—
Derivatives	87,827	—	87,827	—
Total assets measured at fair value	$298,522	$—	$298,522	$—

Derivatives	$88,437	$—	$88,437	$—
Total liabilities measured at fair value	$88,437	$—	$88,437	$—

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

Assets measured at fair value on a non-recurring basis comprised the following at December 31, 2020 and 2019:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)
December 31, 2020:
Impaired loans/leases	$9,926	$—	$—	$9,926
OREO	22	—	—	22
	$9,948	$—	$—	$9,948

December 31, 2019:
Impaired loans/leases	$3,394	$—	$—	$3,394
OREO	4,459	—	—	4,459
	$7,853	$—	$—	$7,853

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22. Fair Value (continued)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	December 31,	December 31,
	2020	2019	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Impaired loans/leases	$9,926	$3,394	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
OREO	22	4,459	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For impaired loans/leases and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the years ended December 31, 2020 or 2019.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of December 31, 2020		As of December 31, 2019
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$61,329	$61,329	$76,254	$76,254
Federal funds sold	Level 2	9,080	9,080	9,800	9,800
Interest-bearing deposits at financial institutions	Level 2	86,596	86,596	147,891	147,891
Investment securities:
HTM	Level 2	476,165	521,277	400,646	426,545
AFS	Level 2	361,966	361,966	210,695	210,695
Loans/leases receivable, net	Level 3	9,191	9,926	3,143	3,394
Loans/leases receivable, net	Level 2	4,157,562	4,112,735	3,651,061	3,606,520
Derivatives	Level 2	222,757	222,757	87,827	87,827

Deposits:
Nonmaturity deposits	Level 2	4,138,478	4,138,478	3,184,726	3,184,726
Time deposits	Level 2	460,659	465,681	726,325	742,444
Short-term borrowings	Level 2	5,430	5,430	13,423	13,423
FHLB advances	Level 2	15,000	14,998	159,300	159,193
Subordinated notes	Level 2	118,691	122,406	68,394	68,563
Junior subordinated debentures	Level 2	37,993	30,618	37,838	30,477
Derivatives	Level 2	229,270	229,270	88,437	88,437

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

The Company’s Commercial Banking business is geographically divided by markets into the operating segments which are the four subsidiary banks wholly-owned by the Company: QCBT, CRBT, CSB and SFCB. Each of these operating segments offer similar products and services, but are managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

The Company's All Other segment includes the corporate operations of the parent and operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds.

Selected financial information on the Company’s business segments, with all intercompany accounts and transactions eliminated, is presented as follows as of and for the years ended December 31, 2020, 2019, and 2018:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	SFCB	All other	Eliminations	Total

	(dollars in thousands)
Twelve Months Ended December 31, 2020*
Total revenue	$92,336	$125,416	$50,448	$42,036	$2,197	$(262)	$312,171
Net interest income	63,366	52,857	31,570	24,759	(6,633)	1,031	166,950
Provision for loan/lease losses	21,612	19,438	9,243	5,411	—	—	55,704
Net income (loss) from continuing operations	21,557	33,890	11,379	12,797	(19,041)	—	60,582
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	2,189	3,305	5,887	—	—	11,381
Total assets	2,149,469	1,952,308	1,000,670	779,956	125,365	(324,971)	5,682,797

Twelve Months Ended December 31, 2019*
Total revenue	$87,433	$96,631	$42,059	$31,569	$38,758	$(1,606)	$294,844
Net interest income	52,097	44,310	31,370	21,422	6,360	—	155,559
Provision for loan/lease losses	3,433	1,080	679	1,315	559	—	7,066
Net income (loss) from continuing operations	21,607	27,716	10,787	8,244	(10,946)	—	57,408
Goodwill	3,223	14,980	9,888	45,975	682	—	74,748
Intangibles	—	2,684	3,980	6,802	1,504	—	14,970
Total assets	1,682,477	1,572,324	853,833	748,753	116,968	(65,305)	4,909,050

Twelve Months Ended December 31, 2018*
Total revenue	$77,129	$73,208	$36,649	$15,153	$23,152	$(871)	$224,420
Net interest income	48,682	43,038	28,763	11,835	10,077	—	142,395
Provision for loan/lease losses	3,693	1,833	1,523	990	4,619	—	12,658
Net income (loss)	20,559	20,680	8,449	4,816	(11,384)	—	43,120
Goodwill	3,223	14,980	9,888	45,975	3,766	—	77,832
Intangibles	—	3,186	4,675	7,734	1,855	—	17,450
Total assets	1,623,369	1,379,222	785,364	632,849	555,293	(26,387)	4,949,710

*    Includes financial results for RB&T for the year 2018 and the period from January 1, 2019 through November 30, 2019, prior to the sale of the majority of its assets and liabilities. Includes financial results for the Bates Companies for the years October 1, 2018 through December 31, 2018 after the purchase of the companies, the year 2019 and the period from January 1, 2020 through August 12, 2020, prior to the sale of the companies.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) promulgated under the Exchange Act) as of December 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was: (1) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures; and (2) recorded, processed, summarized and reported as and when required.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2020. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.

RSM US LLP, the Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020, which is included on the following pages of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QCR Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited QCR Holdings, Inc. and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements and our report dated March 12, 2021 expressed an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

Davenport, Iowa

March 12, 2021

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

Item 9B.    Other Information

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

The table below sets forth the following information as of December 31, 2020 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	The number of securities to be issued upon the exercise of outstanding options, warrants, and rights;
(b)	The weighted-average exercise price of such outstanding options, warrants, and rights; and
(c)	Other than securities to be issued upon the exercise of such outstanding options, warrants, and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Number of securities remaining
	Number of securities to be			available for future issuance
	issued upon exercise of		Weighted-average exercise price	under equity compensation
	outstanding options, warrants,		of outstanding options,	plans (excluding securities
Plan category	and rights		warrants, and rights (1)	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	494,191	(2)	$22.23	260,415	(3)

Equity compensation plans not approved by stockholders	—		—	—

Total	494,191	(2)	$22.23	260,415	(3)
(1)	The weighted average exercise price only relates to outstanding option awards.
(2)	Includes 407,763 outstanding option awards and 65,181outstanding restricted stock units and 14,070 performance share units granted under the Equity Plans.
(3)Includes 170,833 and 89,582 shares available under the QCR Holdings, Inc. 2016 Equity Incentive Plan and QCR Holdings, Inc.

Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management and Directors” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

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

3.1

Certificate of Incorporation of QCR Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the period ended September 30, 2011).

3.2	Bylaws of QCR Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on February 19, 2019).

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

4.2	Description of the Company’s Securities (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the period ended December 30, 2019).

10.1	Dividend Reinvestment Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 99.1 of Company’s Form S-3D, File No. 333-102699 dated January 24, 2003).

10.2

Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht dated August 26, 2005 (incorporated by reference to Exhibit 10.1 of Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.3+

Amended and Restated Executive Deferred Compensation Plan Participation Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 19, 2013 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.4+

Amended and Restated Executive Deferred Compensation Plan Participation Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 19, 2013 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.5+

Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 31, 2008 (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.6+

Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 31, 2008 (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.7	+	QCR Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A dated March 21, 2012).

10.8

Amendment No. 1 to the Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht, dated August 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.9	+	QCR Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A dated March 20, 2013).

10.10	+

Form of Participation Agreement under the QCR Holdings, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.11	+	QCR Holdings, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2016).

10.12+

QCR Holdings, Inc., Non-Qualified Supplemental Executive Retirement Plan, as amended and restated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 28, 2016).

10.13+

Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between Quad City Bank and Trust Company and John H. Anderson dated December 22, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 28, 2016).

10.14+

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.5 of the Company’s Form S-8 filed on October 27, 2016 (File No. 333-214282)).

10.15+

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on October 27, 2016 (File No. 333-214282)).

10.16+

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on October 27, 2016 (File No. 333-214282)).

10.17+

Employment Agreement, dated November 19, 2018, between QCR Holdings, Inc. and Larry Helling (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 19, 2018).

10.18+

Employment Agreement, dated November 19, 2018, between QCR Holdings, Inc. and Todd Gipple (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed November 19, 2018).

10.19+

Employment Agreement, dated January 9, 2019, between QCR Holdings, Inc., Quad City Bank and Trust Company, and John Anderson (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2019).

10.20+

Executive Deferred Compensation Plan Participation Agreement, dated December 16, 2016, between Quad City Bank and Trust Company and John Anderson (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2019).

10.21+

Executive Deferred Compensation Plan Participation Agreement, dated November 24, 2014, between QCR Holdings, Inc. and Dana Nichols (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2019).

10.22+

Employment Agreement, dated January 1, 2004, between Cedar Rapid Bank and Trust and Dana Nichols (incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2019).

10.23+

First Amendment to the Employment Agreement, dated December 31, 2008, between Cedar Rapids Bank and Trust Company and Dana Nichols (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2019).

10.24+

Employment Agreement, dated April 17, 2018, between Springfield First Community Bank and Robert Fulp (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2019).

10.25+

Executive Deferred Compensation Plan Participation Agreement, dated January 1, 2019, between Springfield First Community Bank and Robert Fulp (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2019).

10.26+		QCR Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A dated March 22, 2010).

10.27	+	Separation Agreement and General Release of Claims, dated January 15, 2021, between QCR Holdings, Inc. and Robert Fulp (filed herewith).

21.1		Subsidiaries of QCR Holdings, Inc. (filed herewith).

23.1	Consent of Independent Registered Pubic Accounting Firm - RSM US LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the years ended December 31, 2020, December 31, 2019 and December 31, 2018; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, December 31, 2019, and December 31, 2018; (iv) Consolidated Statements of Changes in Stockholders; Equity for the years ended December 31, 2020, December 31, 2019 and December 31, 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, December 31, 2019 and December 31, 2018; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).
+	A compensatory arrangement.

Item 16.    Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.

Dated: March 12, 2021	By:	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Dated: March 12, 2021	By:	/s/ Todd A. Gipple
Todd A. Gipple
President, Chief Operating Officer and Chief Financial Officer

Dated: March 12, 2021	By:	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES

Signature	Title	Date

/s/ Patrick S. Baird	Chair of the Board of Directors	March 12, 2021
Patrick S. Baird

/s/ Marie Z. Ziegler	Vice-Chair of the Board of Directors	March 12, 2021
Marie Z. Ziegler

/s/ Larry J. Helling	Chief Executive Officer and Director	March 12, 2021
Larry J. Helling

/s/ John Paul E. Besong	Director	March 12, 2021
John Paul E. Besong

/s/ Todd A. Gipple	President, Chief Operating Officer	March 12, 2021
Todd A. Gipple	Chief Financial Officer and Director

/s/ Mary Kay Bates	Director	March 12, 2021
Mary Kay Bates

/s/ Mark C. Kilmer	Director	March 12, 2021
Mark C. Kilmer

/s/ James Field	Director	March 12, 2021
James Field

/s/ Brent R. Cobb	Director	March 12, 2021
Brent R. Cobb

/s/ Timothy O’Reilly	Director	March 12, 2021
Timothy O’Reilly

/s/ Elizabeth S. Jacobs	Director	March 12, 2021
Elizabeth S. Jacobs

/s/ Donna J. Sorensen, J.D.	Director	March 12, 2021
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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Banks may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Banks’ insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. Then, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Regulatory Relief Act”) was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms are favorable to its operations.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Banks, beginning with a discussion of the impact of the COVID-19 pandemic on the banking industry. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

COVID-19 Pandemic

The federal bank regulatory agencies, along with their state counterparts, have issued a steady stream of guidance responding to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the CRA for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews.

Moreover, the Federal Reserve issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC also has acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Reference is made to the discussion of Operational, Strategic and Reputational Risks in the Risk Factors section of the Company’s Form 10-K for information on the CARES Act, PPP program and the Federal Reserve’s lending facilities and for discussions of the economic impact of the COVID-19 pandemic. In addition, information as to selected topics, such as the impact on capital requirements, dividend payments, reserves and CRA, is contained in the relevant sections of this Supervision and Regulation discussion provided below.

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

Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets". The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as “Basel” rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the

Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of binding regulations by each of the regulatory agencies. The Basel III Rule increased the required quantity and quality of capital and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally certain holding companies with consolidated assets of less than $3 billion) and certain qualifying banking organizations that may elect a simplified framework (which the Company has not done). Thus, the Company and the Banks are each currently subject to the Basel III Rule as described below.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital in the event that such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios as follows:

●	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
●	A ratio of minimum Tier 1 Capital equal to 6% of risk-weighted assets;
●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
●	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The federal bank regulators released a joint statement in response to the COVID-19 pandemic reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that the agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.

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

As of December 31, 2020: (i) none of the Banks were subject to a directive from the Iowa Division of Banking, the Missouri Division of Finance, or the Federal Reserve, as applicable, to increase its capital and (ii) the Banks were well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2020, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company is also in compliance with the capital conservation buffer.

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

Community Bank Capital Simplification.  Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule.  In response, Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID-19 pandemic. The Company may elect the CBLR framework at any time but has not currently determined to do so.

Supervision and Regulation of the Company

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

In order to maintain its status as a financial holding company, the Company and the Banks must be well-capitalized, well-managed, and the Banks must have a least a satisfactory CRA rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but, during the period of noncompliance, the Federal Reserve may place any additional limitations on the Company that it deems appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. These factors have come into consideration in the industry as a result of the COVID-19 pandemic. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

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

Supervision and Regulation of the Banks

General. The Company owns four subsidiary banks: QCBT, CRBT and CSB are chartered under Iowa law (collectively, the “Iowa Banks”) and SFCB is chartered under Missouri law. The deposit accounts of the Banks are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. All four of the Company’s subsidiary banks are members of the Federal Reserve System (“member banks”). In 2019, the Company sold Rockford Bank & Trust Company and it no longer owns a bank in Illinois. QCBT owns QCIA, a registered investment advisor, as a wholly-owned subsidiary.

As Iowa-chartered, FDIC-insured banks, the Iowa Banks are subject to the examination, supervision, reporting and enforcement requirements of the Iowa Division of Banking, as the chartering authority for Iowa banks. As a Missouri-chartered, FDIC-insured bank, SFCB is subject to the examination, supervision, reporting and enforcement requirements of the Missouri Division of Finance, as the chartering authority for Missouri banks. All four of the Company’s subsidiary banks are also subject to the examination, reporting and enforcement requirements of the Federal Reserve, as the primary federal regulator of member banks. In addition, the FDIC, as administrator of the DIF, has regulatory authority over the Banks.

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum. As a result, the FDIC provided assessment credits to insured depository institutions, like the Banks, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio then fell to 1.30% in 2020 as a result of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits to the Banks as of September 30, 2020.

Supervisory Assessments. Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 31, 2020, the Iowa Banks paid supervisory assessments to the Iowa Division of Banking totaling $317,413 and SFCB paid supervisory assessments to the Missouri Division of Finance totaling $51,003.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

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

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2020. Notwithstanding the availability of funds for dividends, however, the Federal Reserve, the FDIC, the Missouri Division of Finance or the Iowa Division of Banking, as applicable, may prohibit the payment of dividends by one of the Banks if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay unrestricted dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. Bank regulators have identified key risk themes for 2021 as: (i) credit risk management given projected weaker economic conditions and (ii) commercial and residential real estate concentration risk management. The agencies will also be monitoring banks for their transition away from LIBOR (London Interbank Offered Rate) as a reference rate, compliance risk management related to COVID-19 pandemic-related activities, Bank Secrecy Act/anti-money laundering compliance, cybersecurity, planning for and implementation of the CECL accounting standard, and CRA performance. Each Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity. The Banks are subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require each Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact each Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Banks are required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across all businesses and geographic locations.

Branching Authority. The Iowa Banks have the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals. Similarly, SFCB has the authority under Missouri law to establish branches anywhere in the State of Missouri, subject to receipt of all required regulatory approvals. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments. In addition, federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.

Transaction Account Reserves. Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. Reserves are maintained on deposit at the Federal Reserve Banks. The reserve requirements are subject to annual adjustment by the Federal Reserve, and, for 2020, the Federal Reserve had determined that the first $16.9 million of otherwise reservable balances had a zero percent reserve requirement; for transaction accounts aggregating between $16.9  million to $127.5 million, the reserve requirement was 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement was 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the reserve maintenance requirement. The action permits the Banks to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

Federal Home Loan Bank System. The Banks are each a member of the FHLB, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Community Reinvestment Act Requirements. The Community Reinvestment Act requires the Banks to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess each Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements. In a joint statement responding to the COVID-19 pandemic, the bank regulatory agencies announced favorable CRA consideration for banks providing retail banking services and lending activities in their assessment areas, consistent with safe and sound banking practices, that are responsive to the needs of low- and moderate-income individuals, small businesses, and small farms affected by the pandemic. Those activities include waiving certain fees, easing restrictions on out-of-state and non-customer checks, expanding credit products, increasing credit limits for creditworthy borrowers, providing alternative service options, and offering prudent payment accommodations. The joint statement also provided favorable CRA consideration for certain pandemic-related community development activities.

Anti-Money Laundering. The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, along with other authority, mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The CRE Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2020, QCBT, CRBT and SFCB were in compliance with the 300% guideline for commercial real estate loans. Although CSB’s loan portfolio has historically been real estate dominated and its real estate portfolio levels exceed these policy limits, it has established a Credit Risk Committee to routinely monitor its real estate portfolio.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has from time to time released additional rules as to qualified mortgages and the borrower’s ability to repay, most recently in October of 2020. The CFPB’s rules have not had a significant impact on each Bank’s operations, except for higher compliance costs.

Regulation of QCIA

QCIA provides financial investment services as part of the wealth management operations of the Company. QCIA is an investment adviser registered with the SEC.  The SEC has supervisory, examination and enforcement authority over its operations. The SEC’s focus is primarily for the protection of investors under the federal securities laws.

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

I. Distribution of Assets, Liabilities and Stockholders Equity; Interest Rates and Interest Differential

A. and B. Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

The information requested is disclosed in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2020.

C. Analysis of Changes of Interest Income/Interest Expense

The information requested is disclosed in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2020.

II. Investment Portfolio

A.	Investment Securities

The following tables present the amortized cost and fair value of investment securities as of December 31, 2020, 2019, and 2018.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2020

Securities held to maturity:
Municipal securities	$475,115	$45,360	$(248)	$520,227
Other securities	1,050	—	—	1,050

Totals	$476,165	$45,360	$(248)	$521,277

Securities available for sale:
U.S. gov't. sponsored agency securities	$14,936	$447	$(47)	$15,336
Residential mortgage-backed and related securities	127,670	5,510	(338)	132,842
Municipal securities	147,241	5,215	(48)	152,408
Asset-backed securities	39,663	1,111	(91)	40,683
Other securities	20,550	147	—	20,697

Totals	$350,060	$12,430	$(524)	$361,966

December 31, 2019

Securities held to maturity:
Municipal securities	$399,596	$26,042	$(143)	$425,495
Other securities	1,050	—	—	1,050

Totals	$400,646	$26,042	$(143)	$426,545

Securities available for sale:
U.S. gov't. sponsored agency securities	$19,872	$283	$(77)	$20,078
Residential mortgage-backed and related securities	118,724	2,045	(182)	120,587
Municipal securities	46,659	1,602	(4)	48,257
Other securities	21,707	138	(72)	21,773

Totals	$206,962	$4,068	$(335)	$210,695

December 31, 2018

Securities held to maturity:
Municipal securities	$400,863	$5,661	$(6,803)	$399,721
Other securities	1,050	—	(1)	1,049

Totals	$401,913	$5,661	$(6,804)	$400,770

Securities available for sale:
U.S. gov't. sponsored agency securities	$37,150	$39	$(778)	$36,411
Residential mortgage-backed and related securities	163,698	182	(4,631)	159,249
Municipal securities	59,069	180	(703)	58,546
Other securities	6,754	100	(4)	6,850

Totals	$266,671	$501	$(6,116)	$261,056

NOTE: Stock of the Federal Home Loan Bank and Federal Reserve Bank are NOT included in the above. The Company carries these investments within restricted investment securities on the consolidated balance sheets. Following is a summary of the carrying value of all of the Company's restricted investment securities as of December 31, 2020, 2019, and 2018:

	As of December 31,
	2020	2019	2018

	(dollars in thousands)

Federal Home Loan Bank	$6,553	$11,702	$15,732
Federal Reserve Bank	11,496	11,496	9,903
Other	54	54	54
Totals	$18,103	$23,252	$25,689

B. Investment Securities, Maturities, and Yields

The following table presents the maturity of securities held on December 31, 2020 and the weighted average stated coupon rates by range of maturity:

		Weighted
	Amortized	Average
	Cost	Yield

	(dollars in thousands)

U.S. gov't. sponsored agency securities:
Within 1 year	$—	—%
After 1 but within 5 years	3,607	2.15%
After 5 but within 10 years	452	2.30%
After 10 years	10,877	2.30%

Total	$14,936	2.27%

Residential mortgage-backed and related securities:
After 1 but within 5 years	$21,537	2.46%
After 5 but within 10 years	20,493	2.71%
After 10 years	85,640	1.64%

Total	$127,670	1.95%

Municipal securities:
Within 1 year	$5,786	3.13%
After 1 but within 5 years	43,709	3.11%
After 5 but within 10 years	89,393	3.50%
After 10 years	483,468	3.57%

Total	$622,356	3.53%

Asset-backed securities:
Within 1 year	$—	—%
After 1 but within 5 years	—	—%
After 5 but within 10 years	14,300	3.25%
After 10 years	25,363	1.67%

Total	$39,663	2.24%

Other securities:
Within 1 year	$—	—%
After 1 but within 5 years	1,050	3.62%
After 5 but within 10 years	6,500	5.53%
After 10 years	14,050	0.18%

Total	$21,600	0.29%

NOTE: Yields above are NOT computed on a tax equivalent basis

C. As of December 31, 2020, there were no securities with aggregate book value and market value purchased from a single issuer (as defined by Section 2(4) of the Securities Act of 1933) that exceeded 10% of stockholders' equity.

III. Loan/Lease Portfolio

A. Types of Loans/Leases

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2020.

B. Maturities and Sensitivities of Loans/Leases to Changes in Interest Rates

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2020.

C. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans/Leases

The gross interest income that would have been recorded if nonaccrual loans/leases and performing troubled debt restructurings had been current in accordance with their original terms was $589 thousand, for the year ended December 31, 2020. The amount of interest collected on nonaccrual loans/leases and performing troubled debt restructurings that was included in interest income was $79 thousand, for the year ended December 31, 2020.

The remaining information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2020.

2. Potential Problem Loans/Leases.

To management's best knowledge, there are no such significant loans/leases that have not been disclosed in the table presented in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2020.

3. Foreign Outstandings. None.

4. Loan/Lease Concentrations.

As of December 31, 2020, there were two concentrations of loans/leases exceeding 10% of total loans/leases, which is not otherwise disclosed in Item III. A. Those concentrations are Lessors of Non-Residential Buildings & Dwellings at 14% and Lessors of Residential Buildings & Dwellings at 27%.

D. Other Interest-Bearing Assets

As of December 31, 2020, there are no interest-bearing assets required to be disclosed in this Appendix.

IV. Summary of Loan/Lease Loss Experience

A. Analysis of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2020.

B. Allocation of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2020.

V. Deposits.

The average amount of and average rate paid for the categories of deposits for the years ended December 31, 2020, 2019, and 2018 are included in the consolidated average balance sheets and can be found in the MD&A section of the Company's Form 10-K for the fiscal year ended December 31, 2020.

The Company has no deposits by foreign depositors in domestic offices as of December 31, 2020.

Included in interest bearing deposits at December 31, 2020, were certificates of deposit totaling $301 million that were $100,000 or greater. Maturities of these certificates were as follows:

December 31,
2020
(dollars in thousands)

One to three months	$102,893
Three to six months	45,472
Six to twelve months	93,052
Over twelve months	59,626

Total certificates of deposit greater than or equal to $100,000	$301,043

VI. Return on Equity and Assets.

The following tables present the return on assets and equity and the equity to assets ratio of the Company:

	Years ended
	December 31,
	2020	2019	2018

	(dollars in thousands)

Average total assets	$5,604,074	$5,102,980	$4,392,121
Average equity	566,240	507,409	405,973
Net income	60,582	57,408	43,120
Return on average assets	1.08%	1.12%	0.98%
Return on average common equity	10.70%	11.31%	10.62%
Return on average total equity	10.70%	11.31%	10.62%
Dividend payout ratio	6.24%	6.58%	8.22%
Average equity to average assets ratio	10.10%	9.94%	9.24%

VII. Short Term Borrowings.

The following tables present the information requested on short-term borrowings of the Company:

Short-term borrowings as of December 31, 2020, 2019, and 2018 are summarized as follows:

	2020	2019	2018

	(dollars in thousands)

Overnight repurchase agreements with customers	$—	$2,193	$2,084
Federal funds purchased	5,430	11,230	26,690
	$5,430	$13,423	$28,774

Information concerning overnight repurchase agreements with customers is summarized as follows:

	2020	2019	2018

	(dollars in thousands)

Average daily balance during the period	$1,495	$4,231	$7,831
Average daily interest rate during the period	0.40%	0.73%	0.38%
Maximum month-end balance during the period	$2,377	$4,177	$10,392
Weighted average rate as of end of period	—%	1.00%	0.90%

Securities underlying the agreements as of end of period:
Carrying value	$517	$3,420	$24,316
Fair value	517	3,420	24,316

Information concerning federal funds purchased is summarized as follows:

	2020	2019	2018

	(dollars in thousands)

Average daily balance during the period	$19,573	$12,594	$13,059
Average daily interest rate during the period	0.36%	2.56%	2.18%
Maximum month-end balance during the period	$30,430	$17,010	$32,330
Weighted average rate as of end of period	0.06%	1.50%	2.46%