Form 10-Q
period 2021-03-31
QCR HOLDINGS INC
filed 2021-05-07
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 2021, the Registrant had outstanding 15,846,918 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 31, 2021 and December 31, 2020

	March 31,	December 31,
	2021	2020

	(dollars in thousands)
Assets
Cash and due from banks	$78,814	$61,329
Federal funds sold	1,350	9,080
Interest-bearing deposits at financial institutions	53,706	86,596

Securities held to maturity, at amortized cost, net of allowance for credit losses	452,952	476,165
Securities available for sale, at fair value	346,873	361,966
Total securities	799,825	838,131

Loans receivable held for sale	5,664	3,758
Loans/leases receivable held for investment	4,355,387	4,247,371
Gross loans/leases receivable	4,361,051	4,251,129
Less allowance for credit losses	(81,831)	(84,376)
Net loans/leases receivable	4,279,220	4,166,753

Bank-owned life insurance	61,057	60,586
Premises and equipment, net	73,162	72,693
Restricted investment securities	19,724	18,103
Other real estate owned, net	173	20
Goodwill	74,066	74,066
Intangibles	10,873	11,381
Derivatives	122,668	222,757
Other assets	70,509	61,302
Total assets	$5,645,147	$5,682,797

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,269,578	$1,145,378
Interest-bearing	3,362,204	3,453,759
Total deposits	4,631,782	4,599,137

Short-term borrowings	6,840	5,430
Federal Home Loan Bank advances	25,000	15,000
Subordinated notes	118,731	118,691
Junior subordinated debentures	38,030	37,993
Derivatives	125,863	229,270
Other liabilities	90,182	83,483
Total liabilities	5,036,428	5,089,004

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 March 2021 and December 2020 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 March 2021 - 15,843,732 shares issued and outstanding December 2020 - 15,805,711 shares issued and outstanding	15,844	15,806
Additional paid-in capital	276,350	275,807
Retained earnings	316,900	300,804
Accumulated other comprehensive income (loss):
Securities available for sale	4,583	9,008
Derivatives	(4,958)	(7,632)
Total stockholders' equity	608,719	593,793
Total liabilities and stockholders' equity	$5,645,147	$5,682,797

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended March 31, 2021 and 2020

	2021	2020

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$41,333	$43,159
Securities:
Taxable	2,042	1,727
Nontaxable	3,934	3,459
Interest-bearing deposits at financial institutions	37	361
Restricted investment securities	219	258
Federal funds sold	—	18
Total interest and dividend income	47,565	48,982

Interest expense:
Deposits	3,427	9,206
Short-term borrowings	1	64
Federal Home Loan Bank advances	9	449
Subordinated notes	1,594	994
Junior subordinated debentures	559	571
Total interest expense	5,590	11,284
Net interest income	41,975	37,698
Provision for credit losses	6,713	8,367
Net interest income after provision for loan/lease losses	35,262	29,331

Noninterest income:
Trust department fees	2,801	2,312
Investment advisory and management fees	940	1,727
Deposit service fees	1,408	1,477
Gains on sales of residential real estate loans, net	1,337	652
Swap fee income	13,557	6,804
Earnings on bank-owned life insurance	471	329
Debit card fees	975	758
Correspondent banking fees	314	215
Other	1,686	922
Total noninterest income	23,489	15,196

Noninterest expense:
Salaries and employee benefits	24,847	18,519
Occupancy and equipment expense	4,108	4,032
Professional and data processing fees	3,443	3,369
Post-acquisition compensation, transition and integration costs	—	151
Disposition costs	8	517
FDIC insurance, other insurance and regulatory fees	1,065	683
Loan/lease expense	300	228
Net cost of (income from) and gains/losses on operations of other real estate	39	13
Advertising and marketing	627	682
Bank service charges	523	504
Losses on liability extinguishment	—	147
Correspondent banking expense	200	216
Intangibles amortization	508	549
Goodwill impairment	—	500
Other	1,560	1,305
Total noninterest expense	37,228	31,415
Net income before income taxes	21,523	13,112
Federal and state income tax expense	3,541	1,884
Net income	$17,982	$11,228

Basic earnings per common share	$1.14	$0.71
Diluted earnings per common share	$1.12	$0.70

Weighted average common shares outstanding	15,803,643	15,796,796
Weighted average common and common equivalent shares outstanding	16,025,548	16,011,456

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)

Net income	$17,982	$11,228

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(5,759)	2,481

Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	3,153	(7,161)
Less reclassification adjustment for caplet amortization before tax	(151)	(110)
	3,304	(7,051)

Other comprehensive loss, before tax	(2,455)	(4,570)
Tax benefit	(704)	(879)
Other comprehensive loss, net of tax	(1,751)	(3,691)

Comprehensive income	$16,231	$7,537

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three Months Ended March 31, 2021 and 2020

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

	(dollars in thousands)

Balance December 31, 2020	$15,806	$275,807	$300,804	$1,376	$593,793
Net income	—	—	17,982	—	17,982
Other comprehensive loss, net of tax	—	—	—	(1,751)	(1,751)
Impact of adoption of ASU 2016-13	—	—	(937)	—	(937)
Common cash dividends declared, $0.06 per share	—	—	(949)	—	(949)
Stock-based compensation expense	—	841	—	—	841
Issuance of common stock under employee benefit plans	38	(298)	—	—	(260)
Balance, March 31, 2021	$15,844	$276,350	$316,900	$(375)	$608,719

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2019	$15,828	$274,785	$245,836	$(1,098)	$535,351
Net income	—	—	11,228	—	11,228
Other comprehensive income, net of tax	—	—	—	(3,691)	(3,691)
Common cash dividends declared, $0.06 per share	—	—	(942)	—	(942)
Repurchase and cancellation of 100,932 shares of common stock
as a result of a share repurchase program	(101)	(1,844)	(1,835)	—	(3,780)
Stock-based compensation expense	—	641	—	—	641
Issuance of common stock under employee benefit plans	47	285	—	—	332
Balance, March 31, 2020	$15,774	$273,867	$254,287	$(4,789)	$539,139

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2021 and 2020

	2021	2020

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,982	$11,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,331	1,338
Provision for credit losses	6,713	8,367
Stock-based compensation expense	841	641
Deferred compensation expense accrued	1,289	913
Losses (gains) on other real estate owned, net	(1)	4
Amortization of premiums on securities, net	597	159
Caplet amortization	151	110
Mark to market gains on unhedged derivatives, net	(164)	—
Loans originated for sale	(59,785)	(34,459)
Proceeds on sales of loans	59,216	34,790
Gains on sales of residential real estate loans	(1,337)	(652)
Loss on liability extinguishment, net	—	147
Gains on sales of premises and equipment	(21)	(8)
Amortization of intangibles	508	549
Accretion of acquisition fair value adjustments, net	(504)	(625)
Increase in cash value of bank-owned life insurance	(471)	(329)
Goodwill impairment	—	500
Decrease (increase) in other assets	(8,243)	5,917
Decrease in other liabilities	(6,959)	(21,998)
Net cash provided by operating activities	$11,143	$6,592

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	7,730	5,105
Net decrease (increase) in interest-bearing deposits at financial institutions	32,890	(54,122)
Proceeds from sales of other real estate owned	1	827
Activity in securities portfolio:
Purchases	(53,567)	(83,987)
Calls, maturities and redemptions	48,988	3,872
Paydowns	19,308	9,182
Sales	19,540	—
Activity in restricted investment securities:
Purchases	(1,680)	(1,874)
Redemptions	59	3,917
Net increase in loans/leases originated and held for investment	(107,996)	(15,596)
Purchase of premises and equipment	(1,800)	(798)
Proceeds from sales of premises and equipment	21	8
Net cash (used in) investing activities	$(36,506)	$(133,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	32,645	259,310
Net increase in short-term borrowings	1,410	29,644
Activity in Federal Home Loan Bank advances:
Term advances	—	45,000
Net change in short-term and overnight advances	10,000	(109,300)
Payment of cash dividends on common stock	(947)	(947)
Proceeds (payment) from issuance of common stock, net	(260)	520
Repurchase and cancellation of shares	—	(3,780)
Net cash provided by financing activities	$42,848	$220,447

Net increase in cash and due from banks	17,485	93,573

Cash and due from banks, beginning	61,329	76,254
Cash and due from banks, ending	$78,814	$169,827

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Three Months Ended March 31, 2021 and 2020

Supplemental disclosure of cash flow information, cash payments for:
Interest	$7,674	$11,534
Income/franchise taxes	35	(2,134)

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale and derivative instruments, net	(1,751)	(3,691)
Change in retained earnings from adoption of ASU 2016-13	(937)	—
Transfers of loans to other real estate owned	153	—
Due to broker for purchases of securities	2,568	—
Increase (decrease) in the fair value of back-to-back interest rate swap assets and liabilities	(100,886)	110,545
Dividends payable	949	942

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The interim unaudited Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2020, included in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2021. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited Consolidated Financial Statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended March 31, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

ACL: Allowance for credit losses Allowance: Allowance for credit losses	GAAP: Generally Accepted Accounting Principles HTM: Held to maturity
AOCI: Accumulated other comprehensive income (loss)	LIBOR: London Inter-Bank Offered Rate
AFS: Available for sale	LRP: Loan Relief Program
ASC: Accounting Standards Codification	m2: m2 Equipment Finance, LLC
ASU: Accounting Standards Update	MSELF: Main Street Expanded Loan Facility
Bates Companies: Bates Financial Advisors, Inc., Bates	MSNLF: Main Street New Loan Facility
Financial Services, Inc., Bates Securities, Inc. and	NIM: Net interest margin
Bates Financial Group, Inc.	NPA: Nonperforming asset
BOLI: Bank-owned life insurance	NPL: Nonperforming loan
OBS: Off-balance sheet
Caps: Interest rate cap derivatives	OREO: Other real estate owned
CARES Act: Coronavirus Aid, Relief and Economy	OTTI: Other-than-temporary impairment
Security Act	PCAOB: Public Company Accounting Oversight Board
CECL: Current Expected Credit Losses	PCD: Purchased credit deteriorated loan
Community National: Community National Bancorporation	PCI: Purchased credit impaired
COVID-19: Coronavirus Disease 2019	PPP: Paycheck Protection Program
CRBT: Cedar Rapids Bank & Trust Company	Provision: Provision for credit losses
CRE: Commercial real estate	QCBT: Quad City Bank & Trust Company
CSB: Community State Bank	RB&T: Rockford Bank & Trust Company
C&I: Commercial and industrial	ROAA: Return on Average Assets
EPS: Earnings per share	SBA: U.S. Small Business Administration
Exchange Act: Securities Exchange Act of 1934, as	SEC: Securities and Exchange Commission
amended	SFCB: Springfield First Community Bank
FASB: Financial Accounting Standards Board	Springfield Bancshares: Springfield Bancshares, Inc.
FDIC: Federal Deposit Insurance Corporation	TA: Tangible assets
Federal Reserve: Board of Governors of the Federal	TCE: Tangible common equity
Reserve System	TDRs: Troubled debt restructurings
FHLB: Federal Home Loan Bank	TEY: Tax equivalent yield
FRB: Federal Reserve Bank of Chicago	The Company: QCR Holdings, Inc.

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

Recent accounting developments: In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  Under the standard, assets measured at amortized cost (including loans, leases and HTM securities) will be presented at the net amount expected to be collected.  Rather than the “incurred” model that is currently being utilized, the standard will require the use of a forward-looking approach to recognizing all expected credit losses at the beginning of an asset’s life.  For public companies, ASU 2016-13 became effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

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

On December 27, 2020, former President Trump signed the Consolidated Appropriations Act, which extended this relief to the earlier of the first day of the Company’s fiscal year after the date the national emergency terminates or January 1, 2022.  Based upon guidance from regulators, it was determined the Company could adopt ASU 2016-13 on January 1, 2021, and the Company did adopt on January 1, 2021.  The Company has developed a CECL allowance model which calculates allowances over the life of a loan and is largely driven by portfolio characteristics, risk-grading, economic outlook, and other key methodology assumptions.  Those assumptions are based upon the existing probability of default and loss given the default framework.  The Company utilizes economic and other forecasts over a reasonable and supportable forecast period and then fully reverts back to average historical losses.

Results for reporting periods beginning after December 31, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP, which includes a change in terminology from “Allowance for estimated losses on loans/leases” to “Allowance for credit losses.” The Company adopted the standard using a modified retrospective approach and recorded an after tax decrease to retained earnings of $937 thousand as of January 1, 2021 due to the adoption of ASU 2016-13. This transition adjustment included an $8.1 million decrease in the allowance related to loans and leases, an established ACL on held to maturity debt securities of $183 thousand and the established ACL on OBS credit exposures of $9.1 million. The company did not record an ACL on available for sale securities upon adoption of ASU 2016-13.

The company elected to not measure an ACL on accrued interest as such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. The Company elected not to include accrued interest within the presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the financial statements and notes included on the following pages of this Form 10-Q.

The Company elected not to utilize the regulatory transition relief issued by federal regulatory authorities in the first quarter of 2020, which allowed banking institutions to delay the impact of CECL on regulatory capital, because the impact on the capital ratios of the Company and its subsidiary banks was not significant.

The following table illustrates the impact of ASU 2016-13  as of January 1, 2021:

	As Reported	Pre-	Impact of
	Under	ASU 2016-13	ASU 2016-13
Assets:	ASU 2016-13	Adoption	Adoption

Allowance for credit losses HTM securities	$183	$—	$183

Loans*:
C&I	—	35,421	(35,421)
C&I - revolving	2,982	—	2,982
C&I - other	29,130	—	29,130
CRE	—	42,161	(42,161)
CRE - owner occupied	8,696	—	8,696
CRE - non owner occupied	11,428	—	11,428
Construction & Land Development	11,999	—	11,999
Multi-family	5,836	—	5,836
Direct financing leases	—	1,764	(1,764)
1-4 family real estate	5,042	—	5,042
Residential real estate	—	3,732	(3,732)
Consumer	1,161	1,298	(137)
Allowance for credit losses on loans	76,274	84,376	(8,102)

Liabilities:
Allowance for credit losses on OBS credit exposures	9,117	—	9,117

*     Loan segmentation under ASU 2016-13 follows different methodology where that segmentation is collateral driven, causing certain segments to contain commercial and non-commercial borrowers, wheras pre ASU 2016-13 segments were borrower driven.

Further discussion contained in this quarterly report regarding the loan and lease portfolio as well as ACL on HTM securities and OBS exposures is only relevant for the year 2021 and forward. Discission in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 is still applicable for years prior to 2021.

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

Loans receivable, held for investment: Loans that management has the intent and ability to hold for the foreseeable future, or until pay-off or maturity occurs, are classified as held for investment. These loans are reported at amortized cost, net of the ACL. Amortized cost is the amount of unpaid principal adjusted for charge-offs, any discounts or premiums, and any deferred fees and/or costs on originated loans. Accrued interest receivable totaled $19 million at March 31, 2021 and was reported in other assets on the consolidated balance sheet. Interest is credited to earnings as earned based on the principal amount outstanding. Deferred direct loan origination fees and/or costs are amortized as an adjustment of the related loan’s yield. As assets held for and used in the production of services, the origination and collection of these loans are classified as investing activities in the statement of cash flows.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. The Company discloses the ACL (also known as the allowance) by portfolio segment, and credit quality information, nonaccrual status, and past due status by class of financing receivable. A portfolio segment is the level at which the Company develops and documents a systematic methodology to determine its ACL. A class of financing receivable is a further disaggregation of a portfolio segment based on risk characteristics and the Company’s method for monitoring and assessing credit risk. See the following information and Note 3.

The Company’s portfolio segments and class of loans receivable are as follows:

●	C&I – revolving
●	C&I – other
●	CRE – owner occupied
●	CRE – non-owner occupied

●	Construction and land development
●	Multi-family
●	1-4 family real estate
●	Consumer

The Company’s classes of loans receivable are as follows:

●	C&I – revolving
●	C&I – other
●	CRE – owner occupied
●	CRE – non-owner occupied
●	Construction and land development
●	Multi-family
●	Direct financing leases
●	1-4 family real estate
●	Consumer

Direct financing leases are considered a class of financing receivable within the overall loan/lease portfolio and are included in the C&I other loan segments for ACL. The accounting policies for direct financing leases are disclosed below.

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

Lease income is recognized on the interest method. Residual value is the estimated fair market value of the equipment on lease at the lease termination. In estimating the equipment’s fair value at lease termination, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends.

The Company’s estimates are reviewed continuously to ensure reasonableness; however, the amounts the Company will ultimately realize could differ from the estimated amounts. If the review results in a lower estimate than had been previously established, a determination is made as to whether the decline in estimated residual value is other-than temporary. If the decline in estimated unguaranteed residual value is judged to be other-than-temporary, the accounting for the transaction is revised using the changed estimate. The resulting reduction in the investment is recognized as a loss in the period in which the estimate is changed. An upward adjustment of the estimated residual value is not recorded.

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

Allowance:

Allowance for Credit Losses on Loans and Leases

The ACL on loans is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the eight portfolio segments at which the allowance will be measured. For all portfolio segments, the allowance is established as losses are estimated to have occurred through a provision that is charged to earnings. Credit losses on loans and leases, for all portfolio segments, are charged against the allowance when management believes the uncollectibility of a loan/lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The Company’s methodologies for estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information -- adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions that are expected to exist through the contractual lives of the financial assets and that are reasonable and supportable -- to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. The Company will immediately and fully revert back to average historical losses when it can no longer develop reasonable and supportable forecasts.

A discussion of the risk characteristics and the allowance by each loan portfolio segment follows:

For C&I loans, both revolving lines of credit and other C&I, the Company focuses on small and mid-sized businesses with primary operations as wholesalers, manufacturers, building contractors, business services companies, other banks, and retailers. The Company provides a wide range of C&I loans, including lines of credit for working capital and operational purposes, and term loans for the acquisition of facilities, equipment and other purposes. Approval is generally based on the following factors:

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

CRE is segmented into the following categories generally based on source of repayment: Owner occupied CRE, non-owner occupied CRE and multi-family. CRE loans are also embedded in the following segments: construction and land development and 1-4 family real estate. CRE loans are subject to underwriting standards and processes similar to C&I loans, in addition to those standards and processes specific to real estate loans. Collateral for CRE loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower. The Company’s lending policy specifies maximum loan-to-value limits based on the category of CRE (CRE loans on improved property, raw land, land development, and commercial construction). These limits are the same limits established by regulatory authorities.

Multi-family loans provide a source of repayment from rental income.

The Company’s lending policy also includes guidelines for real estate appraisals, including minimum appraisal standards based on certain transactions. In addition, the Company often takes personal guarantees to help assure repayment.

Construction loans include any loans to finance the construction of any new residential property, CRE property or major rehabilitation or expansion of existing commercial structures. Construction lending carries a high degree of risk because of the difficulty of protecting the bank against a myriad of pitfalls. The following factors are evaluated when underwriting these types of loans:

●	Borrowers/contractors experience and ability is analyzed with the type and size of project being considered.
●	Financial ability to cover cost overruns.
●	Reliability and thoroughness of cost projections and reasonable assurance that significant provisions are made for contingencies for soft costs especially interest and operating deficits.
●	Reliability of the estimate of time to complete the project.

The land development portfolio also includes other land loans such as raw land. The raw land component involves considerable risk to the bank and is reserved for the Bank’s most credit worthy borrowers. Land development loans are typically only made to experienced local developers with successful track records.

For all loans the allowance consists of pooled and individually analyzed components. Pooled loan allowances consist of quantitative and qualitative factors and cover loan classes that share similar risk characteristics with other assets in the segmented pool.

Quantitative Factors:

The quantitative factors are based on the probability of default and loss given default derived from historical net charge-off experience, repayment activity and default, remaining life, and current economic conditions as well as economic outlook.

Qualitative Factors:

The Company’s allowance methodology also has a qualitative component, the purpose of which is to provide management with a means to take into consideration changes in current conditions that could potentially have an effect, up or down, on the level of recognized loan losses, that, for whatever reason, fail to show up in the quantitative analysis performed in determining its base loan loss rates.

The Company utilizes the following qualitative factors:

●	National and local economy
●	Loan volume and trend
●	Loan quality
●	Loan policies and procedures
●	Management and staff experience
●	Concentrations
●	Collateral
●	Loan review system
●	Regulatory environment and oversight

The qualitative adjustments are based on the current condition and applied as a percentage adjustment in addition to the calculated historical loss rates. The adjustment amount can be either positive or negative depending whether or not the current condition is better or worse than the historical average. These adjustments reflect the extent to which the Company expects current conditions to differ from the conditions that existed for the period over which historical information was evaluated.

Economic Forecasting:

The Company uses reasonable and supportable forecasts over the contractual term of the financial assets for each entity.  This measurement is based upon relevant past events, historical experience and current conditions to determine the forecasted data which requires significant judgement. When management no longer has sufficient information to make a reasonable and supportable forecast, the data will then immediately revert back to the average historical performance for each entity.

It is expected that actual economic conditions will, in many circumstances, turn out differently than forecasted because the ultimate outcomes during the forecast period may be affected by events that were unforeseen, such as economic disruption and fiscal or monetary policy actions, which are exacerbated by longer forecasting periods. This uncertainty would be relevant to the entity’s confidence level as to the outcomes being forecasted. That is, an entity is likely less confident in the ultimate outcome of events that will occur at the end of the forecast period as compared to the beginning. As a result, actual future economic conditions may not be an effective indicator of the quality of the Company’s forecasting process, including the length of the forecast period.

Loans are determined to no longer share similar risk characteristics with other assets in the segmented pool when their scheduled payments of principal and interest according to the contractual terms of the loan agreement, have a greater probability of uncollectibility based on current information and events.  Such events include past due status of 90 days or more, non-accrual status or classification of a substandard or doubtful risk rating.  Factors considered by management in determining risk rating and non-accrual status include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered low quality. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Allowances for these low quality loans are measured on a case-by-case basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Some loans that are determined to no longer share risk characteristics with other assets in the segmented pool, may be deemed collateral dependent. A financial asset is collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. When it is determined that foreclosure is probable, the collateral’s fair value is used to estimate the financial assets expected credit losses for the current reporting period. This fair value is then reduced by the present value of estimated costs to sell. If it is determined that the asset is collateral-dependent but foreclosure is not probable, an institution can elect to apply the practical expedient to use the collateral’s fair value to estimate the asset’s expected credit loss. The Company is choosing to utilize the practical expedient. When using the practical expedient on a collateral dependent loan where repayment is reliant upon the sale of the collateral, the fair value of that collateral will be adjusted for estimated costs to sell.  However if the repayment is dependent on the operations of the company the fair market value less estimated cost to sell cannot be used.  Thus the net present value of the cash-flow will be utilized.

For non-homogenous loans, the Company utilizes the following internal risk rating scale:

1.	Highest Quality (Pass) – loans of the highest quality with no credit risk, including those fully secured by subsidiary bank certificates of deposit and U.S. government securities.

2.	Superior Quality (Pass) – loans with very strong credit quality. Borrowers have exceptionally strong earnings, liquidity, capital, cash flow coverage, and management ability. Includes loans secured by high quality marketable securities, certificates of deposit from other institutions, and cash value of life insurance. Also includes loans supported by U.S. government, state, or municipal guarantees.

3.	Satisfactory Quality (Pass) – loans with satisfactory credit quality. Established borrowers with satisfactory financial condition, including credit quality, earnings, liquidity, capital and cash flow coverage. Management is capable and experienced. Collateral coverage and guarantor support, if applicable, are more than adequate. Includes loans secured by personal assets and business assets, including equipment, accounts receivable, inventory, and real estate.

4.	Fair Quality (Pass) – loans with moderate but still acceptable credit quality. The primary repayment source remains adequate; however, management’s ability to maintain consistent profitability is unproven or uncertain. Borrowers exhibit acceptable leverage and liquidity. May include new businesses with inexperienced management or unproven performance records in relation to peers, or borrowers operating in highly cyclical or declining industries.

5.	Early Warning (Pass) – loans where the borrowers have generally performed as agreed, however unfavorable financial trends exist or are anticipated. Earnings may be erratic, with marginal cash flow or declining sales. Borrowers reflect leveraged financial condition and/or marginal liquidity. Management may be new and a track record of performance has yet to be developed. Financial information may be incomplete, and reliance on secondary repayment sources may be increasing.

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

7.	Substandard – loans which are inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged, if applicable. These loans have a well-defined weakness or weaknesses which jeopardize repayment according to the contractual terms. There is distinct loss potential if the weaknesses are not corrected. Includes loans with insufficient cash flow coverage which are collateral dependent, other real estate owned, and repossessed assets.

8.	Doubtful – loans which have all the weaknesses inherent in a Substandard loan, with the added characteristic that existing weaknesses make full principal collection, on the basis of current facts, conditions and values, highly doubtful. The possibility of loss is extremely high, but because of pending factors, recognition of a loss is deferred until a more exact status can be determined. All doubtful loans will be placed on non-accrual, with all payments, including principal and interest, applied to principal reduction.

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

The Company leases machinery and equipment to C&I customers under direct financing leases. All lease requests are subject to the credit requirements and criteria as set forth in the lending/leasing policy. In all cases, a formal independent credit analysis of the lessee is performed. Direct financing leases are included in the C&I – Other segment and allowance is established in the same manner as C&I loans.

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

For residential real estate loans, and installment and other consumer loans, these large groups of smaller balance homogenous loans follow the same methodology as commercial loans in terms of evaluation of risk characteristics, other than these may not be risk rated due to homogenous nature.

TDRs follow the same allowance methodology as described above for all loans. Once a loan is classified as a TDR, it will remain a TDR until the loan is paid off, charged off, moved to OREO or restructured into a new note without a concession. TDR status may also be removed if the TDR was restructured in a prior calendar year, is current, accruing interest and shows sustained performance.

Allowance for Credit Losses on Off-Balance Sheet Exposures

The Company estimates expected credit losses over the contractual term of the loan for the unfunded portion of the loan commitment that is not unconditionally cancellable by the Company. Management uses an estimated average utilization rate to determine the exposure of default. The allowance on unfunded commitments is calculated using probability of default and loss given default using the same segmentation and qualitative factors used for loans and leases.  The allowance for OBS exposures is recorded in the Accrued Expenses and Other Liabilities section of the consolidated balance sheet.

Allowance for Credit Losses on Held to Maturity Debt Securities

The Company measures expected credit losses on held to maturity debt securities on a collective basis based on security type. The estimate of expected credit losses considers historical credit information from external sources. The Company’s held to maturity debt securities consist primarily of investment grade obligations of states and political subdivisions.

Allowance for Credit Losses on Available for Sale Debt Securities

ASU 2016-13 modifies the impairment model for available for sale debt securities. Available for sale debt securities in unrealized loss positions are evaluated for credit related loss at least quarterly. The decline in fair value of an available for sale debt security due to credit loss results in recording an ACL to the extent the fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through an ACL, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally considered to not be related to credit when the fair value of the security is below the carrying value primarily due to changes in risk-free interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company does not intend to sell nor does it believe it will be required to sell the security before the recovery of its cost basis.

The Company did not record an allowance for credit losses on AFS debt securities upon adoption of ASU 2016-13.

Risks and Uncertainties:

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic.  Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. On March 27, 2020, the CARES Act was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic.  The Company currently expects that the COVID-19 pandemic will have a significant impact on its business.  In particular, the Company anticipates that a significant portion of the subsidiary banks’ borrowers in the hotel, restaurant, arts/entertainment/recreation and retail industries will continue to endure significant economic distress, and could adversely affect their ability and willingness to repay existing indebtedness, and could adversely impact the value of  collateral pledged to the banks.  These developments, together with economic conditions generally, have impacted and are expected to continue to impact the Company’s commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, the Company’s equipment leasing business and loan portfolio, the Company’s consumer loan business and loan portfolio, and the value of certain collateral securing the Company’s loans. The Company believes that losses have been incurred that are not yet known and anticipates that its asset quality and results of operations could be adversely affected in the future, as described in further detail in this report.

In March 2020, the FASB issued ASU 2020-4,  “Reference Rate Reform,” which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Management is currently assessing the impacts of ASU 2020-04 and the related opportunities and risks involved in the LIBOR transition.

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of March 31, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost*	Gains	(Losses)	Value

	(dollars in thousands)
March 31, 2021:
Securities HTM:
Municipal securities	$452,076	$38,312	$(91)	$490,297
Other securities	1,050	—	—	1,050
	$453,126	$38,312	$(91)	$491,347

Securities AFS:
U.S. govt. sponsored agency securities	$14,494	$352	$(265)	$14,581
Residential mortgage-backed and related securities	115,230	3,742	(920)	118,052
Municipal securities	160,703	3,492	(1,622)	162,573
Asset-backed securities	38,620	1,197	(2)	39,815
Other securities	11,679	173	—	11,852
	$340,726	$8,956	$(2,809)	$346,873

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2020:
Securities HTM:
Municipal securities	$475,115	$45,360	$(248)	$520,227
Other securities	1,050	—	—	1,050
	$476,165	$45,360	$(248)	$521,277

Securities AFS:
U.S. govt. sponsored agency securities	$14,936	$447	$(47)	$15,336
Residential mortgage-backed and related securities	127,670	5,510	(338)	132,842
Municipal securities	147,241	5,215	(48)	152,408
Asset-backed securities	39,663	1,111	(91)	40,683
Other securities	20,550	147	—	20,697
	$350,060	$12,430	$(524)	$361,966

*     HTM securities are shown on the balance sheet at amortized cost, net of allowance for credit losses of $174 thousand as of March 31, 2021.

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
March 31, 2021:
Securities HTM:
Municipal securities	$—	$—	$8,019	$(91)	$8,019	$(91)

Securities AFS:
U.S. govt. sponsored agency securities	$2,963	$(265)	$—	$—	$2,963	$(265)
Residential mortgage-backed and related securities	35,721	(919)	157	(1)	35,878	(920)
Municipal securities	68,407	(1,622)	—	—	68,407	(1,622)
Asset-backed securities	—	—	1,998	(2)	1,998	(2)
	$107,091	$(2,806)	$2,155	$(3)	$109,246	$(2,809)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2020:
Securities HTM:
Municipal securities	$8,407	$(248)	$—	$—	$8,407	$(248)

Securities AFS:
U.S. govt. sponsored agency securities	$3,199	$(47)	$—	$—	$3,199	$(47)
Residential mortgage-backed and related securities	37,549	(338)	—	—	37,549	(338)
Municipal securities	10,110	(48)	—	—	10,110	(48)
Asset-backed securities	6,884	(52)	9,945	(39)	16,829	(91)
	$57,742	$(485)	$9,945	$(39)	$67,687	$(524)

At March 31, 2021, the investment portfolio included 644 securities. Of this number, 101 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 0.4% of the total amortized cost of the portfolio. Of these 101 securities, there were eight securities that had an unrealized loss for twelve months or more. Asset-backed securities are comprised of collateralized loan obligations, which are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At March 31, 2021, the Company only owned collateralized loan obligations that were AAA rated. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.

On January 1, 2021, the Company adopted ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment (“OTTI”) model with a credit loss model. ASU 2016-13 requires an allowance on lifetime expected credit losses on held to maturity debt securities. The following table presents the activity in the allowance for credit losses for held to maturity securities by major security type for the three months ended March 31, 2021.

	Three Months Ended March 31, 2021

	Municipal securities	Other securities	Total

	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$—	$—	$—
Impact of adopting ASU 2016-13	182	1	183
Provision for credit loss expense	(9)	—	(9)
Balance, ending	$173	$1	$174

The credit loss model under ASU 2016-13, applicable to AFS debt securities, requires the recognition of credit losses through an allowance account, but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. See Note 1, “Summary of Significant  Accounting Policies” to the consolidated financial statement included in this Form 10-Q, for a discussion of the impact of the adoption of ASU 2016-13.

There were proceeds of $19.5 million from sales of securities, that resulted in no gains or losses, for the three months ended March 31, 2021. There were no sales of securities for the three months ended March 31, 2020.

The amortized cost and fair value of securities as of March 31, 2021 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$3,592	$3,611
Due after one year through five years	32,784	33,424
Due after five years	416,750	454,312
	$453,126	$491,347
Securities AFS:
Due in one year or less	$2,152	$2,182
Due after one year through five years	12,888	13,175
Due after five years	171,836	173,649
	186,876	189,006
Residential mortgage-backed and related securities	115,230	118,052
Asset-backed securities	38,620	39,815
	$340,726	$346,873

Portions of the U.S. government sponsored agency securities, municipal securities and other securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity. These callable securities are summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$246,515	$255,969

Securities AFS:
Municipal securities	154,432	156,016
Other securities	11,679	11,852
	$166,111	$167,868

As of March 31, 2021, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 117 issuers with fair values totaling $117.6 million and revenue bonds issued by 192 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $535.3 million. The Company also held investments in general obligation bonds in 21 states, including eight states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 26 states, including 13 states in which the aggregate fair value exceeded $5.0 million.

As of December 31, 2020, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 117 issuers with fair values totaling $116.7 million and revenue bonds issued by 191 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $555.9 million. The Company also held investments in general obligation bonds in 21 states, including eight states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 26 states, including 12 states in which the aggregate fair value exceeded $5.0 million.

Both general obligation and revenue bonds are diversified across many issuers. As of March 31, 2021 and as of December 31, 2020, the Company held revenue bonds of two issuers, located in Ohio, of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. The issuer’s financial condition is strong and the source of repayment is diversified. The Company monitors the investments and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of March 31, 2021, all were within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of March 31, 2021, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of March 31, 2021 and December 31, 2020 is presented as follows:

2021
(dollars in thousands)

C&I:
C&I - revolving	$168,842
C&I - other *	1,616,144
1,784,986

CRE - owner occupied	461,272
CRE - non-owner occupied	610,582
Construction and land development	607,798
Multi-family	396,272
Direct financing leases**	60,134
1-4 family real estate***	368,927
Consumer	71,080
4,361,051
Allowance for credit losses	(81,831)
$4,279,220
** Direct financing leases:
Net minimum lease payments to be received	$66,182
Estimated unguaranteed residual values of leased assets	239
Unearned lease/residual income	(6,287)
60,134
Plus deferred lease origination costs, net of fees	905
61,039
Less allowance for credit losses	(2,192)
$58,847

2020

C&I loans*	$1,726,723
CRE loans
Owner-occupied CRE	496,471
Commercial construction, land development, and other land	541,455
Other non owner-occupied CRE	1,069,703
2,107,629

Direct financing leases **	66,016
Residential real estate loans ***	252,121
Installment and other consumer loans	91,302
4,243,791
Plus deferred loan/lease origination costs, net of fees	7,338
4,251,129
Less allowance	(84,376)
$4,166,753
** Direct financing leases:
Net minimum lease payments to be received	$72,940
Estimated unguaranteed residual values of leased assets	239
Unearned lease/residual income	(7,163)
66,016
Plus deferred lease origination costs, net of fees	1,072
67,088
Less allowance	(1,764)
$65,324

*     Includes equipment financing agreements outstanding at m2, totaling $189.3  million and $171.5 million as of March 31, 2021 and December 31, 2020, respectively and PPP loans totaling $243.9  million and $273.1  million as of March 31, 2021 and December 31, 2020, respectively

**   Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors, which is combined with management's expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The majority of leases with residual values contain a lease options rider, which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal.

*** Includes residential real estate loans held for sale totaling $5.7 million and $3.8 million as of March 31, 2021 and December 31, 2020, respectively.

Changes in accretable yield for acquired loans were as follows:

	Three months ended March 31, 2021
	PCI	Performing
	Loans	Loans	Total

	(dollars in thousands)

Balance at the beginning of the period	$—	$(3,139)	$(3,139)
Accretion recognized	—	609	609
Balance at the end of the period	$—	$(2,530)	$(2,530)

	Three months ended March 31, 2020
	PCI	Performing
	Loans	Loans	Total

	(dollars in thousands)

Balance at the beginning of the period	$(57)	$(6,378)	$(6,435)
Reclassification of nonaccretable discount to accretable	(30)	—	(30)
Accretion recognized	28	653	681
Balance at the end of the period	$(59)	$(5,725)	$(5,784)

The aging of the loan/lease portfolio by classes of loans/leases as of March 31, 2021 and December 31, 2020 is presented as follows:

	As of March 31, 2021
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C& I:
C&I - revolving	$168,809	$33	$—	$—	$—	$168,842
C&I - other	1,607,456	3,048	425	—	5,215	1,616,144
CRE - owner occupied	460,965	307	—	—	—	461,272
CRE - non-owner occupied	606,073	—	—	—	4,509	610,582
Construction and land development	607,721	—	—	—	77	607,798
Multi-family	396,122	—	—	—	150	396,272
Direct financing leases	59,482	194	138	—	320	60,134
1-4 family real estate	364,114	1,366	—	—	3,447	368,927
Consumer	70,856	79	—	—	145	71,080
	$4,341,598	$5,027	$563	$—	$13,863	$4,361,051

As a percentage of total loan/lease portfolio	99.55%	0.12%	0.01%	—%	0.32%	100.00%

	As of December 31, 2020

				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I	$1,720,058	$1,535	$323	$—	$4,807	$1,726,723
CRE
Owner-occupied CRE	496,459	—	—	—	12	496,471
Commercial construction, land development, and other land	541,455	—	—	—	—	541,455
Other non-owner occupied CRE	1,062,215	—	—	—	7,488	1,069,703
Direct financing leases	64,918	501	191	—	406	66,016
Residential real estate	249,364	1,512	223	—	1,022	252,121
Installment and other consumer	91,047	43	4	3	205	91,302
	$4,225,516	$3,591	$741	$3	$13,940	$4,243,791

As a percentage of total loan/lease portfolio	99.57%	0.08%	0.02%	0.00%	0.33%	100.00%

NPLs by classes of loans/leases as of March 31, 2021 and December 31, 2020 are presented as follows:

	As of March 31, 2021
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL*	without an ACL*	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	—	4,998	217	5,215	37.61
CRE - owner occupied	—	—	—	—	-
CRE - non-owner occupied	—	3,715	794	4,509	32.53
Construction and land development	—	77	—	77	0.56
Multi-family	—	150	—	150	1.08
Direct financing leases	—	193	127	320	2.31
1-4 family real estate	—	3,423	24	3,447	24.86
Consumer	—	145	—	145	1.05
	$—	$12,701	$1,162	$13,863	100.00%

The Company did not recognize any interest income on nonaccrual loans during the quarter ended March 31, 2021.

	As of December 31, 2020
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More	Loans/Leases *	Accruing TDRs	Total NPLs	Total NPLs

	(dollars in thousands)

C&I	$—	$4,807	$606	$5,413	36.87%
CRE
Owner-occupied CRE	—	12	—	12	0.08%
Commercial construction, land development, and other land	—	—	—	—	-%
Other non-owner occupied CRE	—	7,488	—	7,488	50.99%
Direct financing leases	—	406	135	541	3.68%
Residential real estate	—	1,022	—	1,022	6.96%
Installment and other consumer	3	205	—	208	1.42%
	$3	$13,940	$741	$14,684	100.00%

**   Nonaccrual loans/leases included $984 thousand of TDRs, including $836 thousand in CRE loans, $100 thousand in direct financing leases, $48 thousand in installment loans.

Changes in the ACL-loans/leases by portfolio segment for the three months ended March 31, 2021 and 2020, respectively, are presented as follows:

	Three Months Ended March 31, 2021
					CRE	CRE	Construction		Direct	Residential	1-4
		C&I -	C&I -		Owner	Non-Owner	and Land	Multi-	Financing	Real	Family
	C&I	Revolving	Other	CRE	Occupied	Occupied	Development	Family	Leases	Estate	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$35,421	$—	$—	$42,161	$—	$—	$—	$—	$1,764	$3,732	$—	$1,298	$84,376
Adoption of ASU 2016-13	(35,421)	2,982	29,130	(42,161)	8,696	11,428	11,999	5,836	(1,764)	(3,732)	5,042	(137)	(8,102)
Provision	—	565	4,549	—	451	(286)	328	442	—	—	161	(217)	5,993
Charge-offs	—	—	(668)	—	—	—	—	—	—	—	(44)	(1)	(713)
Recoveries	—	—	156	—	—	13	—	—	—	—	6	102	277
Balance, ending	$—	$3,547	$33,167	$—	$9,147	$11,155	$12,327	$6,278	$—	$—	$5,165	$1,045	$81,831

*   Included within the C&I – Other column are leases with adoption impact of $685 thousand, provision of $135 thousand ,charge-offs of $198 thousand and recoveries of $76 thousand. ACL on leases was $2.2 million as of March 31, 2021.

	Three Months Ended March 31, 2020
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Balance, beginning	$16,072	$15,379	$1,464	$1,948	$1,138	$36,001
Provision	3,697	3,816	394	336	124	8,367
Charge-offs	(1,639)	—	(600)	—	(96)	(2,335)
Recoveries	21	74	45	29	31	200
Balance, ending	$18,151	$19,269	$1,303	$2,313	$1,197	$42,233

The composition of the ACL-loans/leases by portfolio segment based on evaluation method are as follows:

	As of March 31, 2021
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - Revolving	$2,987	$165,855	$168,842	$450	$3,097	$3,547
C&I - Other*	41,690	1,634,588	1,676,278	4,397	28,770	33,167
	44,677	1,800,443	1,845,120	4,847	31,867	36,714
CRE - owner occupied	5,487	455,785	461,272	287	8,860	9,147
CRE - non-owner occupied	23,309	587,273	610,582	1,843	9,312	11,155
Construction and Land Development	10,554	597,244	607,798	11	12,316	12,327
Multi-family	150	396,122	396,272	13	6,265	6,278
1-4 family real wstate	5,305	363,622	368,927	651	4,514	5,165
Consumer	300	70,780	71,080	36	1,009	1,045
	$89,782	$4,271,269	$4,361,051	$7,688	$74,143	$81,831

*   Included within the C&I – Other category are leases individually evaluated of $320 thousand with a related allowance for credit losses of $59 thousand and leases collectively evaluated of $59.8 million with a related allowance for credit losses of $2.1 million.

Information for impaired loans/leases prior to adoption of ASU 2016-13 on January 1, 2021, is presented in the tables below.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease.  The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended March 31, 2020 are presented as follows:

						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received
	(dollars in thousands)
Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$2,260	$2,332	$—	$1,895	$12	$12
CRE
Owner-occupied CRE	99	115	—	102	—	—
Commercial construction, land development, and other land	—	—	—	—	—	—
Other non-owner occupied CRE	1,054	1,054	—	662	7	7
Direct financing leases	1,515	1,515	—	1,440	6	6
Residential real estate	423	407	—	399	—	—
Installment and other consumer	538	538	—	507	—	—
	$5,889	$5,961	$—	$5,005	$25	$25

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$86	$86	$86	$43	$—	$—
CRE
Owner-occupied CRE	—	—	—	—	—	—
Commercial construction, land development, and other land	—	—	—	—	—	—
Other non-owner occupied CRE	6,528	6,528	1,228	4,698	—	—
Direct financing leases	59	59	20	61	—	—
Residential real estate	180	180	15	180	—	—
Installment and other consumer	77	77	78	79	—	—
	$6,930	$6,930	$1,427	$5,061	$—	$—

Total Impaired Loans/Leases:
C&I	$2,346	$2,418	$86	$1,938	$12	$12
CRE
Owner-occupied CRE	99	115	—	102	—	—
Commercial construction, land development, and other land	—	—	—	—	—	—
Other non-owner occupied CRE	7,582	7,582	1,228	5,360	7	7
Direct financing leases	1,574	1,574	20	1,501	6	6
Residential real estate	603	587	15	579	—	—
Installment and other consumer	615	615	78	586	—	—
	$12,819	$12,891	$1,427	$10,066	$25	$25

Loans/leases, by classes of financing receivable, considered to be impaired as of December 31, 2020 are presented as follows:

	December 31, 2020

	Recorded	Unpaid Principal	Related
Classes of Loans/Leases	Investment	Balance	Allowance
	(dollars in thousands)

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,607	$1,647	$—
CRE
Owner-occupied CRE	34	50	—
Commercial construction, land development, and other land	—	—	—
Other non-owner occupied CRE	684	686	—
Direct financing leases	1,642	1,642	—
Residential real estate	469	614	—
Installment and other consumer	476	476	—
	$4,912	$5,115	$—

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$239	$239	$170
CRE
Owner-occupied CRE	—	—	—
Commercial construction, land development, and other land	—	—	—
Other non-owner occupied CRE	2,867	2,867	125
Direct financing leases	383	383	270
Residential real estate	180	180	15
Installment and other consumer	80	80	80
	$3,749	$3,749	$660

Total Impaired Loans/Leases:
C&I	$1,846	$1,886	$170
CRE
Owner-occupied CRE	34	50	—
Commercial construction, land development, and other land	—	—	—
Other non-owner occupied CRE	3,551	3,553	125
Direct financing leases	2,025	2,025	270
Residential real estate	649	794	15
Installment and other consumer	556	556	80
	$8,661	$8,864	$660

Impaired loans/leases prior to adoption of ASU 2016-13 and those individually evaluated under ASU 2016-13 for which no allowance has been provided have adequate collateral, based on management’s current estimates.

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses:

	As of March 31, 2021
		Non
	Commercial	Owner-Occupied	Owner Occupied
	Assets	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - Revolving	$2,513	$—	$—	$—	$474	$—	$2,987
C&I - Other*	1,030	—	2,630	6,235	31,783	12	41,690
	3,543	—	2,630	6,235	32,257	12	44,677
CRE - owner occupied	—	—	5,487	—	—	—	5,487
CRE - non-owner occupied	—	23,309	—	—	—	—	23,309
Construction and Land Development	—	10,477	77	—	—	—	10,554
Multi-family	—	150	—	—	—	—	150
1-4 Family Real Estate	—	2,719	2,586	—	—	—	5,305
Consumer	—	—	298	—	—	2	300
	$3,543	$36,655	$11,078	$6,235	$32,257	$14	$89,782

*   Included within the C&I – Other category are leases individually evaluated of $320 thousand with primary collateral of equipment.

For commercial loans, certain construction and land development loans, all multifamily loans and certain 1-4 family residential loans, the Company’s credit quality indicator consists of internally assigned risk ratings.  Each such loan is assigned a risk rating upon origination. The risk rating is reviewed every 15 months, at a minimum, and on an as-needed basis depending on the specific circumstances of the loan.w

For certain C&I loans (including equipment financing agreements and direct financing leases), certain construction and land development, certain 1-4 family real estate loans, and all consumer loans, the Company’s credit quality indicator is performance determined by delinquency status. Prior to adoption of ASU 2016-13, this included C&I equipment financing agreements, direct financing leases, residential real estate loans, and installment and other consumer loans.  Delinquency status is updated daily by the Company’s loan system.

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of March 31, 2021:

	As of March 31, 2021
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2021	2020	2019	2018	2017	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass (Ratings 1 through 5)	$—	$—	$—	$—	$—	$—	$162,696	$162,696
Special Mention (Rating 6)	—	—	—	—	—	—	3,159	3,159
Substandard (Rating 7)	—	—	—	—	—	—	2,987	2,987
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$168,842	$168,842

C&I - other
Pass (Ratings 1 through 5)	$235,962	$585,345	$236,279	$135,169	$126,353	$65,041	$—	$1,384,149
Special Mention (Rating 6)	155	717	—	—	542	1,401	—	2,815
Substandard (Rating 7)	58	7,109	25,844	434	167	6,224	—	39,836
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - other	$236,175	$593,171	$262,123	$135,603	$127,062	$72,666	$—	$1,426,800

CRE - owner occupied
Pass (Ratings 1 through 5)	$45,903	$176,851	$66,254	$46,025	$32,743	$75,721	$9,216	$452,713
Special Mention (Rating 6)	604	57	180	264	676	1,297	—	3,078
Substandard (Rating 7)	224	1,000	929	1,270	2,058	—	—	5,481
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$46,731	$177,908	$67,363	$47,559	$35,477	$77,018	$9,216	$461,272

CRE - non-owner occupied
Pass (Ratings 1 through 5)	$36,894	$180,112	$98,515	$76,057	$79,124	$64,414	$8,625	$543,741
Special Mention (Rating 6)	3,481	8,825	3,265	15,424	4,242	7,307	997	43,541
Substandard (Rating 7)	438	794	19,233	504	963	700	668	23,300
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$40,813	$189,731	$121,013	$91,985	$84,329	$72,421	$10,290	$610,582

Construction and land development
Pass (Ratings 1 through 5)	$53,842	$207,167	$174,028	$124,718	$12,765	$3,141	$9,960	$585,621
Special Mention (Rating 6)	—	—	—	680	—	—	—	680
Substandard (Rating 7)	—	—	10,478	—	—	—	—	10,478
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Construction and land development	$53,842	$207,167	$184,506	$125,398	$12,765	$3,141	$9,960	$596,779

Multi-family
Pass (Ratings 1 through 5)	$49,494	$213,302	$64,817	$47,082	$7,496	$13,666	$265	$396,122
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	—	—	—	150	—	—	—	150
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Multi-family	$49,494	$213,302	$64,817	$47,232	$7,496	$13,666	$265	$396,272

1-4 family real estate
Pass (Ratings 1 through 5)	$10,273	$37,895	$22,631	$15,897	$8,273	$13,523	$5,862	$114,354
Special Mention (Rating 6)	38	—	—	—	154	1	—	193
Substandard (Rating 7)	—	—	—	137	2,537	76	—	2,750
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$10,311	$37,895	$22,631	$16,034	$10,964	$13,600	$5,862	$117,297

Total	$437,366	$1,419,174	$722,453	$463,811	$278,093	$252,512	$204,435	$3,777,844

	As of March 31, 2021
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2021	2020	2019	2018	2017	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$32,767	$70,614	$49,733	$24,868	$9,052	$1,153	$—	$188,187
Nonperforming	—	123	683	198	136	17	—	1,157
Total C&I - other	$32,767	$70,737	$50,416	$25,066	$9,188	$1,170	$—	$189,344

Direct financing leases
Performing	$304	$16,671	$16,717	$14,678	$7,873	$3,571	$—	$59,814
Nonperforming	—	—	19	139	78	84	—	320
Total Direct financing leases	$304	$16,671	$16,736	$14,817	$7,951	$3,655	$—	$60,134

Construction and land development
Performing	$1,270	$8,723	$429	$520	$—	$—	$—	$10,942
Nonperforming	—	—	—	—	77	—	—	77
Total Construction and land development	$1,270	$8,723	$429	$520	$77	$—	$—	$11,019

1-4 family real estate
Performing	$36,985	$91,997	$27,115	$15,035	$15,774	$63,932	$64	$250,902
Nonperforming	—	31	72	—	—	625	—	728
Total 1-4 family real estate	$36,985	$92,028	$27,187	$15,035	$15,774	$64,557	$64	$251,630

Consumer
Performing	$2,446	$7,760	$3,337	$2,810	$997	$3,789	$49,796	$70,935
Nonperforming	—	—	47	49	17	32	—	145
Total Consumer	$2,446	$7,760	$3,384	$2,859	$1,014	$3,821	$49,796	$71,080

Total	$73,772	$195,919	$98,152	$58,297	$34,004	$73,203	$49,860	$583,207

* Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of December 31, 2020:

	As of December 31, 2020
		CRE
			Non-Owner Occupied
			Commercial
			Construction,
			Land
		Owner-Occupied	Development,			As a % of
Internally Assigned Risk Rating	C&I	CRE	and Other Land	Other CRE	Total	Total

	(dollars in thousands)

Pass (Ratings 1 through 5)	$1,506,578	$488,478	$530,297	$999,931	$3,525,284	96.25%
Special Mention (Rating 6)	23,929	3,087	680	43,785	71,481	1.95%
Substandard (Rating 7)	24,710	4,906	10,478	25,987	66,081	1.80%
Doubtful (Rating 8)	—	—	—	—	—	—%
	$1,555,217	$496,471	$541,455	$1,069,703	$3,662,846	100.00%

	As of December 31, 2020
		Direct Financing	Residential Real	Installment and		As a % of
Delinquency Status *	C&I	Leases	Estate	Other Consumer	Total	Total

	(dollars in thousands)

Performing	$170,712	$65,475	$251,099	$91,094	$578,380	99.56%
Nonperforming	794	541	1,022	208	2,565	0.44%
	$171,506	$66,016	$252,121	$91,302	$580,945	100.00%

* Prior to Adoption of ASU 2016-13: Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing TDRs.

As of March 31, 2021 and December 31, 2020, TDRs totaled $1.5 million and $1.7 million, respectively.

There were no TDRs restructured during the first three months of 2021. For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three months ended March 31, 2020. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended March 31, 2020
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance

	(dollars in thousands)
CONCESSION - Significant Payment Delay
C & I	2	$111	$111	$—
Direct Financing Leases	1	68	68	—
TOTAL	3	$179	$179	$—

Of the loans restructured during the three months ended March 31, 2020, none were on nonaccrual.

For the three months ended March 31, 2021, none of the Company's TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

For the three months ended March 31, 2020, one of the Company's TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.  This TDR was related to one customer whose leases were restructured in the fourth quarter of 2019 with pre-modification balances totaling $55 thousand.

Not included in the table above are four TDRs that were restructured and charged off for the three months ended March 31, 2020, totaling $296 thousand.

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. The regulators clarified that this guidance may continue to be applied in 2021.

In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. To be eligible, the modification must be (1) related to COVID-19,  (2) executed on a loan that was not more than 30 days past due as of December 31, 2019 and (3) executed between March 1, 2020 and the earlier of (A) 60 days after the termination of the National Emergency or (B) December 31, 2020. If a modification does not meet the criteria of the CARES Act, a deferral can still be excluded from TDR treatment as long as the modifications meet the banking regulatory criteria discussed in the preceding paragraph.

The Company implemented its LRP offering to extend qualifying customers’ payments for 90 days.  As of March 31, 2021, there was one bank modification totaling $96 thousand and 68 m2 modifications of loans and leases totaling $6.9 million for a combined 69 modifications totaling $6.9 million, representing 0.16% of the total loan and lease portfolio, that were on deferral as of such date.

On December 27, 2020, former President Trump signed the Consolidated Appropriations Act, which extended the debt relief program to the earlier of 60 days after the national emergency termination date or January 1, 2022.  The Company intends to allow qualifying commercial and consumer clients to defer payments under the new guidance.

The adoption of ASU 2016-13 required an allowance for OBS exposures, specifically on unfunded commitments. Changes in the ACL for OBS exposures for the three months ended March 31, 2021 and 2020 are presented as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020

	(dollars in thousands)

Balance, beginning	$—	$—
Impact of adopting ASU 2016-13	9,117	—
Provisions charged to expense	729	—
Balance, ending	$9,846	$—

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES

Derivatives are summarized as follows as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

	(dollars in thousands)
Assets:
Interest rate caps - hedged	$892	$259
Interest rate caps	231	67
Interest rate swaps	121,545	222,431
	$122,668	$222,757

Liabilities:
Interest rate swaps - hedged	$(4,318)	$(6,839)
Interest rate swaps	(121,545)	(222,431)
	$(125,863)	$(229,270)

The Company uses interest rate swap and cap instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.

The Company entered into interest rate caps to hedge against the risk of rising interest rates on liabilities.  The liabilities consist of $300.0 million of deposits and the benchmark rates hedged vary at 1-month LIBOR, 3-month LIBOR and the Prime Rate. The interest rate caps are designated as cash flow hedges in accordance with ASC 815. An initial premium of $3.5 million was paid upfront for the caps executed.  The details of the interest rate caps are as follows:

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	March 31, 2021	December 31, 2020
(dollars in thousands)

Deposits	1/1/2020	1/1/2023	Other Assets	$25,000	1.75%	$8	$3
Deposits	1/1/2020	1/1/2023	Other Assets	50,000	1.57	17	5
Deposits	1/1/2020	1/1/2023	Other Assets	25,000	1.80	8	3
Deposits	1/1/2020	1/1/2024	Other Assets	25,000	1.75	52	15
Deposits	1/1/2020	1/1/2024	Other Assets	50,000	1.57	108	31
Deposits	1/1/2020	1/1/2024	Other Assets	25,000	1.80	54	15
Deposits	1/1/2020	1/1/2025	Other Assets	25,000	1.75	159	46
Deposits	1/1/2020	1/1/2025	Other Assets	50,000	1.57	324	94
Deposits	1/1/2020	1/1/2025	Other Assets	25,000	1.80	162	47
				$300,000		$892	$259

In December 2020, the Company redesignated three of its interest rate caps, which had been purchased in 2019 for $800 thousand.  The caps, which were designated as cash flow hedges at the time of purchase, were redesignated as unhedged.  For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings.  The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	March 31, 2021	December 31, 2020

(dollars in thousands)

1/1/2020	1/1/2023	Other Assets	$25,000	1.90%	$7	$2
2/1/2020	2/1/2024	Other Assets	25,000	1.90	52	15
3/1/2020	3/1/2025	Other Assets	25,000	1.90	172	50
			$75,000		$231	$67

The Company has entered into interest rate swaps to hedge against the risk of rising rates on its rolling fixed rate short-term FHLB advances or brokered CDs and its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	March 31, 2021	December 31, 2020
(dollars in thousands)
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Liabilities	10,000	3.05%	5.85%	(1,113)	(1,767)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Liabilities	8,000	3.05%	5.85%	(891)	(1,414)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Liabilities	10,000	1.79%	4.54%	(1,091)	(1,721)
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Liabilities	3,000	2.36%	5.17%	(334)	(529)
Community National Statutory Trust III	9/15//2018	9/15/2028	Derivatives - Liabilities	3,500	1.93%	4.75%	(389)	(616)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Liabilities	4,500	1.93%	4.75%	(500)	(792)
				$39,000	2.45%	5.24%	$(4,318)	$(6,839)

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

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	March 31, 2021		December 31, 2020
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$3,062,090	$121,545	$1,539,602	$222,431
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$3,062,090	$121,545	$1,539,602	$222,431

Swap fee income totaled $13.6 million and $6.8 million for the three months ended March 31, 2021 and 2020, respectively.

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	March 31, 2021	December 31, 2020

	(dollars in thousands)

Cash	$6,790	$45,719
U.S govt. sponsored agency securities	3,612	3,628
Municipal securities	85,895	85,937
Residential mortgage-backed and related securities	78,733	89,646
	$175,030	$224,930

The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements.  The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information.  Additionally, the Company enters into interest rate derivatives only with primary and highly rated counterparties, and uses ISDA master agreements,  central clearing mechanisms and counterparty limits.  The ISDA master agreements contain bilateral collateral agreements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps.  The Company manages the risk of default by its borrower/customer counterparties through its normal loan underwriting and credit monitoring policies and procedures.  The Company underwrites the combination of the base loan amount and potential swap exposure and focuses on high quality borrowers with strong collateral values.  For the majority of the Company’s swapped loan portfolio, the loan-to-value including the potential swap exposure is below 65%.  The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

NOTE 5 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three months ended March 31, 2021 and March 31, 2020:

	For the Three Months Ended March 31,
	2021		2020
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$4,520	21.0%	$2,754	21.0%
Tax exempt income, net	(1,719)	(8.0)	(1,225)	(9.3)
Bank-owned life insurance	(99)	(0.5)	(55)	(0.4)
State income taxes, net of federal benefit, current year	1,024	4.8	677	5.2
Tax credits	(57)	(0.3)	(116)	(0.9)
Excess tax benefit on stock options exercised and restricted stock awards vested	(164)	(0.8)	(264)	(2.0)
Other	36	0.2	113	0.8
Federal and state income tax expense	$3,541	16.4%	$1,884	14.4%

NOTE 6 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended
	March 31,
	2021	2020

	(dollars in thousands, except share data)

Net income	$17,982	$11,228

Basic EPS	$1.14	$0.71
Diluted EPS	$1.12	$0.70

Weighted average common shares outstanding	15,803,643	15,796,796
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	221,905	214,660
Weighted average common and common equivalent shares outstanding	16,025,548	16,011,456

NOTE 7 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at March 31, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
March 31, 2021:
Securities AFS:
U.S. govt. sponsored agency securities	$14,581	$—	$14,581	$—
Residential mortgage-backed and related securities	118,052	—	118,052	—
Municipal securities	162,573	—	162,573	—
Asset-backed securities	39,815	—	39,815	—
Other securities	11,852	—	11,852	—
Derivatives	122,668	—	122,668	—
Total assets measured at fair value	$469,541	$—	$469,541	$—

Derivatives	$125,863	$—	$125,863	$—
Total liabilities measured at fair value	$125,863	$—	$125,863	$—

December 31, 2020:
Securities AFS:
U.S. govt. sponsored agency securities	$15,336	$—	$15,336	$—
Residential mortgage-backed and related securities	132,842	—	132,842	—
Municipal securities	152,408	—	152,408	—
Asset-backed securities	40,683	—	40,683	—
Other securities	20,697	—	20,697	—
Derivatives	222,757	—	222,757	—
Total assets measured at fair value	$584,723	$—	$584,723	$—

Derivatives	$229,270	$—	$229,270	$—
Total liabilities measured at fair value	$229,270	$—	$229,270	$—

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

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when a loan/lease is collaterally dependent).

Assets measured at fair value on a non-recurring basis comprise the following at March 31, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

March 31, 2021:
Loans/leases evaluated individually	$31,472	$—	$—	$31,472
OREO	187	—	—	187
	$31,659	$—	$—	$31,659

December 31, 2020:
Loans/leases evaluated individually	$9,926	$—	$—	$9,926
OREO	22	—	—	22
	$9,948	$—	$—	$9,948

The increase in loans/leases evaluated individually is due to the change in ACL methodology with the adoption of ASU 2016-13 as well as the downgrading of one large relationship.

Loans/leases evaluated individually are valued at the lower of cost or fair value, and are classified as Level 3 in the fair value hierarchy. Fair value is measured based on the value of the collateral securing these loans/leases. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values are discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	March 31,	December 31,
	2021	2020	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$31,472	$9,926	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
OREO	187	22	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the loans/leases evaluated individually and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three months ended March 31, 2021 and 2020.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of March 31, 2021		As of December 31, 2020
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$78,814	$78,814	$61,329	$61,329
Federal funds sold	Level 2	1,350	1,350	9,080	9,080
Interest-bearing deposits at financial institutions	Level 2	53,706	53,706	86,596	86,596
Investment securities:
HTM	Level 2	452,952	491,347	476,165	521,277
AFS	Level 2	346,873	346,873	361,966	361,966
Loans/leases receivable, net	Level 3	29,141	31,472	9,191	9,926
Loans/leases receivable, net	Level 2	4,250,079	4,200,051	4,157,562	4,112,735
Derivatives	Level 2	122,668	122,668	222,757	222,757

Deposits:
Nonmaturity deposits	Level 2	4,185,632	4,182,630	4,138,478	4,138,478
Time deposits	Level 2	446,150	447,790	460,659	465,681
Short-term borrowings	Level 2	6,840	6,840	5,430	5,430
FHLB advances	Level 2	25,000	24,998	15,000	14,998
Subordinated notes	Level 2	118,731	121,545	118,691	112,406
Junior subordinated debentures	Level 2	38,030	30,744	37,993	30,618
Derivatives	Level 2	125,863	125,863	229,270	229,270

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

The Company's Commercial Banking business, is geographically divided by markets into the operating segments which are the four subsidiary banks wholly owned by the Company: QCBT, CRBT, CSB, and SFCB. Each of these operating segments offers similar products and services, but is managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

The Company's All Other segment includes the corporate operations of the parent and operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds.

Selected financial information on the Company's business segments is presented as follows as of and for the three months ended March 31, 2021 and 2020.

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	SFCB	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended March 31, 2021
Total revenue	$21,284	$30,357	$10,423	$8,746	$366	$(122)	$71,054
Net interest income	15,786	13,606	8,368	6,069	(2,102)	248	41,975
Provision for credit losses	2,112	2,184	1,366	1,051	—	—	6,713
Net income (loss) from continuing operations	7,164	11,396	2,062	2,269	17,948	(22,857)	17,982
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	2,067	3,143	5,663	—	—	10,873
Total assets	2,101,634	1,847,070	1,041,861	818,605	791,254	(955,277)	5,645,147

Three Months Ended March 31, 2020
Total revenue	$21,686	$22,879	$10,221	$8,691	$16,416	$(15,715)	$64,178
Net interest income	14,428	11,386	7,500	5,642	(1,488)	230	37,698
Provision for loan/lease losses	3,183	2,250	1,964	970	—	—	8,367
Net income (loss) from continuing operations	5,725	6,461	1,065	2,207	11,025	(15,255)	11,228
Goodwill	3,223	14,980	9,888	45,975	182	—	74,248
Intangibles	—	2,560	3,812	6,573	1,476	—	14,421
Total assets	1,914,785	1,719,773	863,903	708,735	695,511	(670,632)	5,232,075

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of March 31, 2021 and December 31, 2020, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of March 31, 2021 and

December 31, 2020 are presented in the following tables (dollars in thousands).  As of March 31, 2021 and December 31, 2020, each of the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2021:
Company:
Total risk-based capital	$740,281	14.85%	$398,804	>	8.00%	$523,430	>	10.50%	$498,505	>	10.00%
Tier 1 risk-based capital	563,872	11.31	299,103	>	6.00	423,729	>	8.50	398,804	>	8.00
Tier 1 leverage	563,872	10.10	223,424	>	4.00	223,424	>	4.00	279,280	>	5.00
Common equity Tier 1	525,842	10.55	224,327	>	4.50	348,953	>	7.00	324,028	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$219,423	12.70%	$138,239	>	8.00%	$181,439	>	10.50%	$172,799	>	10.00%
Tier 1 risk-based capital	197,676	11.44	103,679	>	6.00	146,879	>	8.50	138,239	>	8.00
Tier 1 leverage	197,676	9.17	86,225	>	4.00	86,225	>	4.00	107,781	>	5.00
Common equity Tier 1	197,676	11.44	77,759	>	4.50	120,959	>	7.00	112,319	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$231,341	13.59%	$136,200	>	8.00%	$178,762	>	10.50%	$170,250	>	10.00%
Tier 1 risk-based capital	209,954	12.33	102,150	>	6.00	144,712	>	8.50	136,200	>	8.00
Tier 1 leverage	209,954	11.27	74,536	>	4.00	74,536	>	4.00	93,170	>	5.00
Common equity Tier 1	209,954	12.33	76,612	>	4.50	119,175	>	7.00	110,662	>	6.50
Community State Bank:
Total risk-based capital	$110,491	12.39%	$71,343	>	8.00%	$93,637	>	10.50%	$89,178	>	10.00%
Tier 1 risk-based capital	99,284	11.13	53,507	>	6.00	75,801	>	8.50	71,343	>	8.00
Tier 1 leverage	99,284	9.90	40,116	>	4.00	40,116	>	4.00	50,144	>	5.00
Common equity Tier 1	99,284	11.13	40,130	>	4.50	62,425	>	7.00	57,966	>	6.50
Springfield First Community Bank:
Total risk-based capital	$92,355	13.29%	$55,576	>	8.00%	$72,944	>	10.50%	$69,470	>	10.00%
Tier 1 risk-based capital	78,645	11.32	41,682	>	6.00	59,050	>	8.50	55,576	>	8.00
Tier 1 leverage	78,645	10.66	29,499	>	4.00	29,499	>	4.00	36,874	>	5.00
Common equity Tier 1	78,645	11.32	31,262	>	4.50	48,629	>	7.00	45,156	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2020:
Company:
Total risk-based capital	$721,004	14.95%	$385,832	>	8.00%	$506,404	>	10.50%	$482,290	>	10.00%
Tier 1 risk-based capital	546,729	11.34	289,374	>	6.00	409,946	>	8.50	385,832	>	8.00
Tier 1 leverage	546,729	9.49	230,345	>	4.00	230,345	>	4.00	287,931	>	5.00
Common equity Tier 1	508,736	10.55	217,030	>	4.50	337,603	>	7.00	313,488	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$213,608	12.24%	$139,581	>	8.00%	$183,200	>	10.50%	$174,477	>	10.00%
Tier 1 risk-based capital	191,693	10.99	104,686	>	6.00	148,305	>	8.50	139,581	>	8.00
Tier 1 leverage	191,693	8.48	90,430	>	4.00	90,430	>	4.00	113,038	>	5.00
Common equity Tier 1	191,693	10.99	78,514	>	4.50	122,134	>	7.00	113,410	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$217,227	13.14%	$132,269	>	8.00%	$173,603	>	10.50%	$165,336	>	10.00%
Tier 1 risk-based capital	196,438	11.88	99,202	>	6.00	140,536	>	8.50	132,269	>	8.00
Tier 1 leverage	196,438	10.01	78,535	>	4.00	78,535	>	4.00	98,169	>	5.00
Common equity Tier 1	196,438	11.88	74,401	>	4.50	115,735	>	7.00	107,469	>	6.50
Community State Bank:
Total risk-based capital	$108,040	12.69%	$68,117	>	8.00%	$89,404	>	10.50%	$85,146	>	10.00%
Tier 1 risk-based capital	97,350	11.43	51,088	>	6.00	72,374	>	8.50	68,117	>	8.00
Tier 1 leverage	97,350	10.27	37,930	>	4.00	37,930	>	4.00	47,412	>	5.00
Common equity Tier 1	97,350	11.43	38,316	>	4.50	59,602	>	7.00	55,345	>	6.50
Springfield First Community Bank:
Total risk-based capital	$90,334	14.35%	$50,357	>	8.00%	$66,094	>	10.50%	$62,947	>	10.00%
Tier 1 risk-based capital	77,668	12.34	37,768	>	6.00	53,505	>	8.50	50,357	>	8.00
Tier 1 leverage	77,668	10.87	28,575	>	4.00	28,575	>	4.00	35,719	>	5.00
Common equity Tier 1	77,668	12.34	28,326	>	4.50	44,063	>	7.00	40,915	>	6.50

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ending March 31, 2021. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. The page locations and specific sections and notes that are referred to in this discussion are presented in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past twenty-eight years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of March 31, 2021, the Company had $5.6 billion in consolidated assets, including $4.4 billion in total loans/leases, and $4.6 billion in deposits.  The financial results of acquired/merged entities for the periods since their acquisition/merger are included in this report.  Further information related to acquired/merged entities has been presented in the Annual Reports previously filed with the SEC corresponding to the year of each acquisition/merger.

IMPACT OF COVID-19

The progression of the COVID-19 pandemic in the United States has had an impact on the Company’s financial condition and results of operations as of and for the three months ended March 31, 2021, and could continue to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

eligibility criteria. In December 2020, former President Trump signed into law a $900 billion pandemic relief bill to extend several aid programs in the CARES Act that were set to expire on December 31, 2020. The SBA reopened the PPP in January 2021 to allow certain eligible borrowers that previously received a PPP loan to apply for a second draw PPP loan. At least $25 billion has been set aside from second draw PPP loans. On March 11, 2021, President Biden signed into law the American Rescue Plan Act, which allocated an additional $7.25 billion in funds to the PPP. The subsidiary banks have participated as lenders in the PPP.
●	In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. To be eligible, the modification must be related to COVID-19, the existing loan could not be more than 30 days past due as of December 31, 2019 and the modification must be executed between March 1, 2020 and the earlier of 60 days after the termination of the National Emergency or December 31, 2020. On December 27, 2020, former President Trump signed the Consolidated Appropriations Act, which extended this relief to the earlier of the first day of the Company’s fiscal year after the date of the national emergency terminates or January 1, 2022. If a modification does not meet the criteria of the CARES Act, a deferral can still be excluded from TDR treatment as long as the modifications meet the FASB criteria discussed in Note 3 of the Consolidated Financial Statements.
●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19 and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs. The agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. The regulators have clarified that this guidance may continue to be applied in 2021. See Note 3 of the Consolidated Financial Statements for additional discussion on TDRs.
●	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: the MSNLF and the MSELF. The combined size of the program will be up to $600 billion. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion. As of March 31, 2021, the Company is only participating in the PPP and not the Main Street Business Lending Program.

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

The Company’s Response

The Company has taken numerous steps in response to the COVID-19 pandemic, including the following:

●	The Company implemented its LRP offering to extend qualifying customers’ payments for 90 days. As of March 31, 2021 there was one bank modification totaling $96 thousand and 68 m2 modifications of loans and leases totaling $6.9 million for a combined 69 modifications totaling $6.9 million, representing 0.16% of the total loan and lease portfolio, that were currently on deferral.
●	As the Company moved to protect the health and safety of its employees and clients, digital collaboration and digital banking applications have become business critical. These applications have enabled customers to engage with the Company virtually to meet their community banking needs. The Company proactively reached out to customers to make sure that they knew how to use these tools and increased their mobile deposit limits to enable expanded use of remote deposit features. The Company also worked with primary digital banking solution providers to make adjustments to their hosting capabilities to accommodate the unprecedented levels of volume through this digital channel.
●	The Company implemented its Public Emergency Preparedness Plan (“PEP”). The PEP was created to coordinate resources in an organized manner to respond to any public emergency that may significantly affect staffing. One of the situations specifically called out in the plan is a health-related event such as a specific threat of influenza, or other disease, creating pandemic conditions. The goals were to maximize the continuity of the essential services to our customers, protect the health and safety of employees and customers, and minimize adverse financial impact to our institutions. The following strategies were executed:

o	Emergency Preparedness Response Team critical members were identified to direct the Company’s planning, preparedness, training and response to lead the recovery effort with the COVID-19 pandemic;

o	increased cash reserves at all charters were established and the charters began monitoring cash outflows;

o	IT testing began to ensure the Company’s systems were capable of handling traffic generated by employees working from home;

o	adopted alternative work practices such as working in shifts, social distancing in our facilities and adding remote work options for our workforce; and
o	communication sites were activated in case emergency information needed to be communicated to employees.

●	The Company has processed 2,394 loans for a total of $451 million as of March 31, 2021 under the PPP. The Company is continuing to take PPP applications and is currently processing new loans under newly approved additional funding. PPP loans are included in the C&I - other category of loans in Note 3 of the Consolidated Financial Statements.

●	On February 28, 2020, the Company’s Board of Directors authorized a share repurchase program, permitting the repurchase of up to 800,000 shares of the Company’s outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019. The Company suspended the repurchase of shares on March 16, 2020 due to the uncertainties related to the COVID-19 pandemic. The Company continues to

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

evaluate economic conditions along with capital needs and will continue to consider the resumption of the repurchase of shares under this program in the future.

EXECUTIVE OVERVIEW

The Company reported net income of $18.0 million and diluted EPS of $1.12 for the quarter ended March 31, 2021. By comparison, for the quarter ended December 31, 2020, the Company reported net income of $18.3 million and diluted EPS of $1.14.  For the quarter ended March 31, 2020, the Company reported net income of $11.2 million, and diluted EPS of $0.70.

The first quarter of 2021 was also highlighted by the following results and events:

●	Net income of $18.0 million, or $1.12 per diluted share;
●	Adjusted net income (non-GAAP) of $18.6 million, or $1.16 per diluted share;
●	Noninterest income continues to be strong at $23.5 million;
●	NIM increased one basis point and Adjusted NIM (TEY)(non-GAAP) increased by 3 basis points to 3.26% and 3.40%, respectively;
●	Annualized core loan and lease growth (non-GAAP) of 14.0% for the quarter, excluding SBA PPP loans;
●	Annualized core deposit growth of 3.2% for the quarter;
●	Provision for credit losses of $6.7 million for the quarter and ACL for loans/leases to total loans/leases of 1.99%, excluding PPP loans (non-GAAP); and
●	Nonperforming assets remained stable for the quarter and represent 0.25% of total assets.

Following is a table that represents various income measurements for the Company.

	For the three months ended
	March 31, 2021	December 31, 2020	March 31, 2020

	(dollars in thousands)

Net income	$17,982	$18,271	$11,228

Diluted earnings per common share	$1.12	$1.14	$0.70

Weighted average common and common equivalent shares outstanding	16,025,548	15,973,054	16,011,456

The Company reported adjusted net income (non-GAAP) of $18.6 million, with adjusted diluted EPS of $1.16.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended
	March 31, 2021	December 31, 2020	March 31, 2020

	(dollars in thousands)

Net interest income	$41,975	$43,707	$37,698
Provision for credit losses	6,713	7,080	8,367
Noninterest income	23,489	32,017	15,196
Noninterest expense	37,228	46,364	31,415
Federal and state income tax expense	3,541	4,009	1,884
Net income	$17,982	$18,271	$11,228

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following are some noteworthy changes in the Company's financial results:

●	Net interest income in the first quarter of 2021 was down 4% compared to the fourth quarter of 2020. Excluding the impact of acquisition-related net accretion and PPP income (non-GAAP), net interest income was stable on a linked quarter basis. Net interest income increased 11% compared to the first quarter of 2020. The increase was due to strong loan growth funded by even stronger core deposit growth allowing for improved mix in funding driving modest NIM expansion.
●	Provision expense in the first quarter of 2021 decreased $367 thousand compared to the fourth quarter of 2020. Provision expense decreased $1.7 million compared to the first quarter of 2020. The decrease was primarily due to continued strong credit quality and improving economic conditions. In addition, the provision amounts for each year were calculated under different accounting standards due to the CECL adoption on January 1, 2021. See the Provision for Credit Losses section of this report for additional details.
●	Noninterest income in the first quarter of 2021 decreased $8.5 million or 27% compared to the fourth quarter of 2020. This decrease was primarily due to a reduction in swap fee income from the strong fourth quarter. Noninterest income increased $8.3 million or 55% compared to the first quarter of 2020. This increase was primarily attributable to higher swap fee income.
●	Noninterest expense decreased $9.1 million or 20% in the first quarter of 2021 compared to the fourth quarter of 2020. This decrease was due to several factors, but was primarily the result of lower salary and benefits expense of $5.6 million, driven by lower commission and incentive compensation expense in the quarter due to lower swap fee income and lower incentive compensation accruals. In addition, there was a $1.5 million decline in losses on liability extinguishment in the first quarter of 2021. Noninterest expense increased $5.8 million or 18% compared to the first quarter of 2020. The increase was primarily due to an increase in salary and benefits expense of $6.3 million due to higher incentive compensation as a result of higher swap fee income.

STRATEGIC FINANCIAL METRICS

The Company has established certain strategic financial metrics by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company's ability to achieve these metrics will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company's long-term strategic financial metrics are as follows:

●	Organic loan and lease growth of 9% per year, funded by core deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	31-Mar-21	December 31, 2020	March 31, 2020
Loan and lease growth organically **	Loans and leases growth	> 9% annually	14.0%	7.8%	1.6%
Fee income growth	Fee income growth	> 6% annually	(15.9)%	67.8%	(8.3)%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	1.2%	1.5%	(13.7)%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period that are then annualized for comparison. The calculations provided exclude non-core noninterest income and noninterest expense.

** Loan and lease growth excludes PPP loans.

It should be noted that these initiatives are long-term targets.  Due to the impact of the COVID-19 pandemic, among other factors, the Company may not be able to achieve these goals for the full year 2021.

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the first quarter of 2021 to support its corporate strategy:

●	The Company grew loans and leases organically in the first quarter of 2021 by 14.0% on an annualized basis, excluding PPP loans (non-GAAP), reflecting healthy demand across all markets.
●	Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. The Company acted as the correspondent bank for 188 downstream banks with average total noninterest bearing deposits of $327.0 million and average total interest bearing deposits of $398.2 million during the first quarter of 2021. By comparison, the Company acted as the correspondent bank for 195 downstream banks with average total noninterest bearing deposits of $185.6 million and average total interest bearing deposits of $355.4 million during the first quarter of 2020. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.
●	As a result of the relatively low interest rate environment including a stable yield curve, the Company is focused on executing interest rate swaps on select commercial loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for the borrowers and the Company.
●	Noninterest expense for the first three months of 2021 totaled $37.2 million as compared to $31.4 million in the first three months of 2020. Salaries and employee benefits for the first three months of 2021 were up 34.2% from the same period of the prior year primarily due to the higher commission and incentive compensation due to higher fee income.
●	In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management increased by $456.7 million in the first quarter of 2021. There were 82 new relationships added in the first quarter of 2021 totaling $80.5 million of new assets under management. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts.

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

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “TCE/TA ratio excluding PPP loans”, “adjusted net income”, “adjusted EPS”, “adjusted ROAA”, “pre-provision/pre-tax adjusted income”, “pre-provision/pre-tax adjusted ROAA”, “NIM (TEY)”, “adjusted NIM”, “efficiency ratio”, “ALLL to total loans and leases excluding PPP loans” and “loan growth annualized excluding PPP loans”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

●	TCE/TA ratio (non-GAAP) is reconciled to stockholders' equity and total assets;
●	TCE/TA ratio excluding PPP loans (non-GAAP) is reconciled to stockholders’ equity and total assets;
●	Adjusted net income, adjusted EPS and adjusted ROAA (all non-GAAP measures) are reconciled to net income;
●	Pre-provision/Pre-tax adjusted income and pre-provision/pre-tax adjusted ROAA (all non-GAAP measures) are reconciled to net income;
●	NIM (TEY) (non-GAAP) and adjusted NIM (non-GAAP) are reconciled to NIM;
●	Efficiency ratio (non-GAAP) is reconciled to noninterest expense, net interest income and noninterest income; and
●	ACL to total loans and leases excluding PPP loans and loan growth annualized excluding PPP loans are reconciled to ACL and total loans and leases.

The TCE/TA non-GAAP ratio has been a focus for investors and management believes that this ratio may assist investors in analyzing the Company's capital position without regard to the effects of intangible assets.  The TCE/TA ratio excluding PPP loans non-GAAP ratio is provided as the Company’s management believes this financial measure is important to investors as total assets for the quarter ended March 31, 2021 and December 31, 2020 were materially higher due to the addition of PPP loans.  By excluding the PPP loans, management believes the investor is provided a better comparison to prior periods for analysis.

The following tables also include several “adjusted” non-GAAP measurements of financial performance. The Company's management believes that these measures are important to investors as they exclude non-recurring income and expense items; therefore, they provide a better comparison for analysis and may provide a better indicator of future performance.

The pre-provision/pre-tax adjusted income and pre-provision/pre-tax adjusted ROAA are measurements of the Company’s financial performance excluding provision and income taxes as well as non-recurring income and expense items.  The Company’s management believes this financial measure is important to investors as the provision for the quarters ended March 31, 2021 and December 31, 2020 was materially higher due to the impact of COVID-19.  By excluding the provision and income taxes as well as non-recurring income and expense items, the investor is provided a better comparison to prior periods for analysis.

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

ACL to total loans and leases, excluding PPP loans, and loan growth annualized, excluding PPP loans, are ratios that management utilizes to compare the Company to its peers. The Company’s management believes these financial measures are important to investors as total loans and leases for the quarters ended March 31, 2021 and December 31, 2020 were materially higher due to the addition of PPP loans which are guaranteed by the government and therefore do not necessitate an increase in ACL.  By excluding the PPP loans, the investor is provided a better comparison to prior periods for analysis.

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

	As of
GAAP TO NON-GAAP	March 31,	December 31,	March 31,
RECONCILIATIONS	2021	2020	2020

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$608,719	$593,793	$539,139
Less: Intangible assets	84,939	85,447	88,669
TCE (non-GAAP)	$523,780	$508,346	$450,470

Total assets (GAAP)	$5,645,147	$5,682,797	$5,232,075
Less: Intangible assets	84,939	85,447	88,669
TA (non-GAAP)	$5,560,208	$5,597,350	$5,143,406

TCE/TA ratio (non-GAAP)	9.42%	9.08%	8.76%

TCE/TA RATIO EXCLUDING PPP LOANS
Stockholders' equity (GAAP)	$608,719	$593,793	$539,139
Less: PPP loan interest income (post-tax)	9,479	7,691	—
Less: Intangible assets	84,939	85,447	88,669
TCE (non-GAAP)	$514,301	$500,655	$450,470

Total assets (GAAP)	$5,645,147	$5,682,797	$5,232,075
Less: PPP loans	243,860	273,146	—
Less: Intangible assets	84,939	85,447	88,669
TA (non-GAAP)	$5,316,348	$5,324,204	$5,143,406

TCE/TA ratio excluding PPP loans (non-GAAP)	9.67%	9.40%	8.76%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended
	March 31,	December 31,	March 31,
	2021	2020	2020

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$17,982	$18,271	$11,228
Less non-core items (post-tax) (*):
Income:
Securities gains (losses), net	$—	$487	$—
Mark to market gains (losses) on unhedged derivatives, net	129	—	—
Loss on syndicated loan	—	(210)	—
Total non-core income (non-GAAP)	$129	$277	$—
Expense:
Losses on liability extinguishment	$—	$1,151	$116
Goodwill impairment	—	—	500
Disposition costs	7	51	408
Post-acquisition compensation, transition and integration costs	—	20	119
Separation agreement	734	—	—
Loss on sale of subsidiary	—	(102)	—
Total non-core expense (non-GAAP)	$741	$1,119	$1,144

Adjusted net income (non-GAAP)	$18,594	$19,113	$12,372

PRE-PROVISION/PRE-TAX ADJUSTED INCOME
Net income (GAAP)	$17,982	$18,271	11,228
Less: Non-core income not tax-effected	164	351	—
Plus: Non-core expense not tax-effected	937	1,399	1,315
Provision for credit losses	6,713	7,080	8,367
Federal and state income tax expense	3,541	4,009	1,884
Pre-provision/pre-tax adjusted income (non-GAAP)	$29,009	$30,408	$22,794

PRE-PROVISION/PRE-TAX ADJUSTED RETURN ON AVERAGE ASSETS (NON-GAAP)
Pre-provision/pre-tax adjusted income (non-GAAP)	$29,009	$30,408	$12,372

Average assets	5,668,850	5,842,299	$4,948,311

Pre-provision/pre-tax adjusted return on average assets (non-GAAP)	2.05%	2.08%	1.00%

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$18,594	$19,113	$12,372

Weighted average common shares outstanding	15,803,643	15,775,596	15,796,796
Weighted average common and common equivalent shares outstanding	16,025,548	15,973,054	16,011,456

Adjusted EPS (non-GAAP):
Basic	$1.18	$1.21	$0.78
Diluted	$1.16	$1.20	$0.77

ADJUSTED ROAA
Adjusted net income (non-GAAP) (from above)	$18,594	$19,113	$12,372

Average Assets	$5,668,850	$5,842,299	$4,948,311

Adjusted ROAA (annualized) (non-GAAP)	1.31%	1.31%	1.00%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$41,975	$43,707	$37,698
Plus: Tax equivalent adjustment	2,267	2,631	1,790
Net interest income - tax equivalent (non-GAAP)	$44,242	$46,338	$39,488
Less: Acquisition accounting net accretion	504	1,077	625
Adjusted net interest income	43,738	45,261	38,863

Average earning assets	$5,218,198	$5,345,677	$4,461,018

NIM (GAAP)	3.26%	3.25%	3.40%
NIM (TEY) (non-GAAP)	3.43%	3.45%	3.56%
Adjusted NIM (TEY) (non-GAAP)	3.40%	3.37%	3.50%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$37,228	$46,364	$31,415

Net interest income (GAAP)	$41,975	$43,707	$37,698
Noninterest income (GAAP)	23,489	32,017	15,196
Total income	$65,464	$75,724	$52,894

Efficiency ratio (noninterest expense/total income) (non-GAAP)	56.87%	61.23%	59.39%

ACL TO TOTAL LOANS AND LEASES, EXCLUDING PPP LOANS
ACL	$81,831	$84,376	$42,233

Total loans and leases	$4,361,051	$4,251,129	$3,704,668
Less: PPP loans	243,860	273,146	-
Total loans and leases, excluding PPP loans	$4,117,191	$3,977,983	$3,704,668

ACL to total loans and leases, excluding PPP loans	1.99%	2.12%	1.14%

LOAN GROWTH ANNUALIZED, EXCLUDING PPP LOANS
Total loans and leases	$4,361,051	$4,251,129	$3,704,668
Less: PPP loans	243,860	273,146	—
Total loans and leases, excluding PPP loans	$4,117,191	$3,977,983	$3,704,668

Loan growth annualized, excluding PPP loans	14.00%	9.00%	1.57%

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 12% to $44.2 million for the quarter ended March 31, 2021 compared to the same quarter of the prior year. Excluding the tax equivalent adjustments, net interest income increased 11% for the quarter ended March 31, 2021 compared to the same quarter of the prior year. Net interest income improved due to the following factors:

●	Continued organic loan and deposit growth;
●	Significant growth in PPP loans in 2020;
●	Reduction in higher cost wholesale funds with strong core deposit growth including noninterest bearing deposits; and
●	Significant reduction in cost of funds.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis			GAAP
	For the Quarter Ended			For the Quarter Ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2021	2020	2020	2021	2020	2020
Average Yield on Interest-Earning Assets	3.86%	3.91%	4.58%	3.65%	3.73%	4.39%
Average Cost of Interest-Bearing Liabilities	0.63%	0.64%	1.33%	0.62%	0.65%	1.33%
Net Interest Spread	3.23%	3.27%	3.24%	3.03%	3.08%	3.07%
NIM	3.43%	3.45%	3.56%	3.26%	3.25%	3.40%
NIM Excluding Acquisition Accounting Net Accretion	3.40%	3.37%	3.50%	3.21%	3.00%	3.37%

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

	For the Quarter Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
	(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$504	$1,077	$625

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

In response to the COVID-19 pandemic, the Federal Reserve decreased interest rates by a total of 150 basis points in March 2020.  These decreases impact the comparability of net interest income between 2021 and 2020.

The Company's average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended March 31,
	2021			2020
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$1,847	$1	0.05%	$5,324	$18	1.36%
Interest-bearing deposits at financial institutions	116,446	37	0.13%	128,612	361	1.13%
Investment securities (1)	810,059	7,050	3.48%	619,307	6,080	3.95%
Restricted investment securities	18,064	219	4.84%	21,365	258	4.86%
Gross loans/leases receivable (1) (2) (3)	4,271,782	42,525	4.04%	3,686,410	44,056	4.81%
Total interest earning assets	5,218,198	49,832	3.86%	4,461,018	50,773	4.58%

Noninterest-earning assets:
Cash and due from banks	66,627			99,426
Premises and equipment	73,170			73,906
Less allowance	(86,418)			(36,000)
Other	397,273			349,936
Total assets	$5,668,850			$4,948,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$2,981,306	1,986	0.27%	$2,379,635	5,327	0.90%
Time deposits	448,035	1,441	1.30%	785,135	3,879	1.99%
Short-term borrowings	7,141	1	0.07%	19,315	64	1.33%
FHLB advances	13,078	9	0.28%	111,407	449	1.62%
Subordinated notes	118,706	1,594	5.37%	68,418	994	5.84%
Junior subordinated debentures	38,007	559	5.88%	37,853	571	6.07%
Total interest-bearing liabilities	3,606,273	5,590	0.63%	3,401,763	11,284	1.33%

Noninterest-bearing demand deposits	1,199,548			789,913
Other noninterest-bearing liabilities	259,017			210,932
Total liabilities	5,064,838			4,402,608

Stockholders' equity	604,012			545,678
Total liabilities and stockholders' equity	$5,668,850			$4,948,286
Net interest income		$44,242			$39,489
Net interest spread			3.23%			3.24%
Net interest margin			3.26%			3.40%
Net interest margin (TEY)(Non-GAAP)			3.43%			3.56%
Adjusted net interest margin (TEY)(Non-GAAP)			3.40%			3.50%
Ratio of average interest-earning assets to average interest-bearing liabilities	144.70%			131.14%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended March 31, 2021

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2021 vs. 2020
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(17)	$(10)	$(7)
Interest-bearing deposits at financial institutions	(324)	(293)	(31)
Investment securities (2)	970	(3,920)	4,890
Restricted investment securities	(39)	(1)	(38)
Gross loans/leases receivable (2) (3)	(1,531)	(28,966)	27,435
Total change in interest income	(941)	(33,190)	32,249

INTEREST EXPENSE
Interest-bearing deposits	(3,341)	(10,413)	7,072
Time deposits	(2,438)	(1,084)	(1,354)
Short-term borrowings	(63)	(38)	(25)
Federal Home Loan Bank advances	(440)	(213)	(227)
Subordinated notes	600	—	600
Junior subordinated debentures	(12)	(27)	15
Total change in interest expense	(5,694)	(11,775)	6,081

Total change in net interest income	$4,753	$(21,415)	$26,168

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified the following as critical accounting policies:

GOODWILL

The Company records all assets and liabilities purchased in an acquisition, including intangibles, at fair value.  Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment.  In certain situations, interim impairment

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A more detailed discussion of this critical accounting policy can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

During the first quarter of 2020, the Company incurred goodwill impairment expense of $500 thousand related to the Bates Companies.  This was the result of the announcement of a sale of the Bates Companies as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

As of November 30, 2020 the Company’s management performed an annual assessment at the reporting unit level and determined no goodwill impairment existed.

ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES AND OFF-BALANCE SHEET EXPOSURES

On January 1, 2021, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic326),” which replaces the incurrent loss methodology with a current expected credit loss methodology, known as CECL. Additionally, CECL required an allowance for OBS exposures to be calculated using a current expected credit loss methodology.

The Company's allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. A more detailed discussion of this critical accounting policy can be found in Note 1 to the Consolidated Financial Statements for March 31, 2021.

The Company believes that COVID-19 pandemic losses have been incurred that are not yet known and this could have an adverse effect on the Company’s ACL in the future. Disruption to the Company’s customers could result in increased loan delinquencies and defaults resulting in an increase in quantitative allocations. Management believes impaired loans may increase in the future as a result of the COVID-19 pandemic, having a direct impact on the specific component of the ACL.

Although management believes the level of the ACL as of March 31, 2021 was adequate to absorb losses inherent in the loan/lease portfolio and OBS exposures, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income decreased 3%, comparing the first quarter of 2021 to the same period of 2020. This decrease was primarily due to a decline in the yield of average loans/leases of 77 basis points which was driven mostly by the downward rate adjustment of 150 bps in late March 2020.  Partially offsetting the yield decline, the Company’s average earning assets increased 17%, comparing the first quarter of 2021 to the first quarter of 2020. Average gross loans and leases increased 16%, while average investment securities increased 31% during the same time period.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the first quarter of 2021 decreased 50% from the first quarter of 2020.  The Company has grown organically at a significant pace over the past several years.  Outsized core deposit growth has funded loan growth and has allowed the Company to prepay higher cost brokered deposits and FHLB advances.  The cost of funds on the Company’s average interest-bearing liabilities declined in conjunction with the declining rate environment. The Company’s cost of funds was 0.63% at March 31, 2021, which was down from 1.33% at March 31, 2020.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's management intends to continue to minimize its level of wholesale funds with a focus on well-priced core deposits, including noninterest-bearing deposits. Continuing this trend is expected to strengthen the Company's franchise value, reduce funding costs and increase fee income opportunities through deposit service charges.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,	March 31,
	2021	2020

	(dollars in thousands)

Provision for credit losses - loans and leases (1)	$5,993	$8,367
Provision for credit losses - off-balance sheet exposures (2)	729	N/A
Provision for credit losses - held to maturity securities (3)	(9)	N/A
Total provision for credit losses	$6,713	$8,367

(1)	2021 and years forward are evaluated using ASU 2016-13 and years prior to 2021 were calculated under an incurred loss model.
(2)	Prior to adoption of ASU 2016-13, there were no requirements to record provision for off-balance sheet exposures.
(3)	Prior to the adoption of ASU 2016-13, there was no requirement to record provision for credit losses for held to maturity securities.

The Company’s provision for credit losses totaled $6.7 million for the first quarter of 2021, which is down from $8.4 million for the first quarter of 2020.  The adoption of ASU 2016-13 now requires an allowance on held to maturity debt securities and OBS exposures, specifically unfunded commitments. The provision related to HTM debt securities was negative due to the decrease in the balance of those HTM debt securities. Unfunded commitments required an additional provision of $729 thousand and loans/leases saw a decrease in provision from the first quarter of 2020. The decrease in provision on loans and leases was substantially driven by the change in methodology as related to ASU 2016-13. There were also decreased qualitative allocations in response to improving economic conditions related to the effects of COVID-19.

The ACL for loans and leases is established based on a number of factors, including the Company's historical loss experience, delinquencies and charge-off trends, economic and other forecasts, the local, state and national economies and risk associated with the loans/leases and securities in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company had an ACL of 1.88% of total gross loans/leases at March 31, 2021, compared to 1.98% of total gross loans/leases at December 31, 2020.  Management evaluates the allowance needed on the acquired loans factoring in the remaining discount, which was $2.5 million and $3.1 million at March 31, 2021 and December 31, 2020, respectively.

The following table represents the current balance of loans to customers with concentrations in industries that management has deemed to have a higher risk of being impacted by COVID-19:

	As of March 31,
	2021
		% of Total Gross
	Amount	Loans and Leases

	(dollars in thousands)

Hotels	$79,937	1.83%
Restaurants (full service and limited service only)	35,698	0.82
Arts, Entertainment and Recreation	26,863	0.62
	$142,498	3.27%

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,	March 31,
	2021	2020	$ Change	% Change

Trust department fees	$2,801	$2,312	$489	21.2%
Investment advisory and management fees	940	1,727	(787)	(45.6)
Deposit service fees	1,408	1,477	(69)	(4.7)
Gains on sales of residential real estate loans, net	1,337	652	685	105.1
Swap fee income	13,557	6,804	6,753	99.3
Earnings on bank-owned life insurance	471	329	142	43.2
Debit card fees	975	758	217	28.6
Correspondent banking fees	314	215	99	46.0
Other	1,686	922	764	82.9
Total noninterest income	$23,489	$15,196	$8,293	54.6%

In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management increased by $456.7 million in the first quarter of 2021.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts. The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations.

Investment advisory and management fees decreased 46%, comparing the first quarter of 2021 to the same period of the prior year. Similar to trust department fees, investment advisory and management fees are largely determined based on the value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations. The levels of trust and brokerage assets under management were negatively impacted by the decline in the market in 2020 as a result of COVID-19 as well as the sale of the Bates Companies in August 2020.

Deposit service fees decreased 5% comparing the first quarter of 2021 to the same period of the prior year. This decrease was primarily due to lower transactional volume due to recent economic conditions. The Company continues to emphasize shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans, net, increased 105% when comparing the first quarter of 2021 to the same period of the prior year. The increase was primarily due to the refinancing of residential real estate loans with lower interest rates in the first three months of 2021.

As a result of the low interest rate environment and its continued focus across all subsidiary banks, the Company was able to execute numerous interest rate swaps on select commercial loans, including tax credit project loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrowers and the Company. An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from quarter to quarter. Swap fee income totaled $13.6 million for the first quarter of 2021, compared to $6.8 million for the first quarter of 2020.   The increase in swap fee income for the first three months of 2021, as compared to all prior periods, was due to

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

both the volume and the size of the transactions executed.  Future levels of swap fee income are somewhat dependent upon prevailing interest rates.

There were no realized securities gains or losses for the three months ended March 31, 2021 or March 31, 2020.

Earnings on BOLI increased 43% comparing the first quarter of 2021 to the first quarter of 2020. There were no purchases of BOLI within the last 12 months. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 29% comparing the first quarter of 2021 to the first quarter of the prior year. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 46% comparing the first quarter of 2021 to the first quarter of the prior year. The fees are generally included in the earnings credit rates which incent the correspondent bank to maintain higher levels of noninterest bearing deposits to offset the correspondent banking fees. Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 188 banks in Iowa, Illinois, Missouri and Wisconsin.

Other noninterest income increased 83% comparing the first quarter of 2021 to the first quarter of the prior year.  The increase in the first quarter of 2021 was primarily due to equity investment income and mark to market gains on derivatives.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,	March 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$24,847	$18,519	$6,328	34.2%
Occupancy and equipment expense	4,108	4,032	76	1.9
Professional and data processing fees	3,443	3,369	74	2.2
Post-acquisition compensation, transition and integration costs	—	151	(151)	(100.0)
Disposition costs	8	517	(509)	(98.5)
FDIC insurance, other insurance and regulatory fees	1,065	683	382	55.9
Loan/lease expense	300	228	72	31.6
Net cost of (income from) and gains/losses on operations of other real estate	39	13	26	200.0
Advertising and marketing	627	682	(55)	(8.1)
Bank service charges	523	504	19	3.8
Loss on liability extinguishment	—	147	(147)	(100.0)
Correspondent banking expense	200	216	(16)	(7.4)
Intangibles amortization	508	549	(41)	(7.5)
Goodwill impairment	—	500	(500)	(100.0)
Other	1,560	1,305	255	19.5
Total noninterest expense	$37,228	$31,415	$5,813	18.5%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency. One time charges relating to acquisitions, dispositions and goodwill impairment impacted expense in 2021 and 2020.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the first quarter of 2020 to the first quarter of 2021 by 34%.  The increased expense was primarily related to increased incentive compensation driven by strong financial results and higher swap fee income.

Occupancy and equipment expense increased 2% comparing the first quarter of 2021 to the same period of the prior year. The increase was due to higher investments for information technology and repair and maintenance costs.

Professional and data processing fees increased 2% comparing the first quarter of 2021 to the same period in 2020.  The decrease was primarily due to accounting and audit fees.  Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

There were no post-acquisition costs incurred in the first quarter of 2021.  There were $151 thousand of post-acquisition costs incurred in the first quarter of 2020. These costs were comprised primarily of personnel costs, IT integration and data conversion costs related to previous mergers/acquisitions.

Disposition costs totaled $8 thousand for the first quarter of 2021 and $517 thousand for the first quarter of 2020. The costs were comprised primarily of legal, accounting, personnel costs and IT deconversion costs related to the sale of Bates Companies in the third quarter of 2020 and the sale of RB&T in the fourth quarter of 2019.

FDIC insurance, other insurance and regulatory fee expense increased 56%, comparing the first quarter of 2021 to the first quarter of 2020. The increase in expense was due to an increase in the asset size of the Company in 2020.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Loan/lease expense increased 32% when comparing the first quarter of 2021 to the same quarter of 2020. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net cost from and gains/losses on operations of other real estate totaled $39 thousand for the first quarter of 2021, compared to net cost of and gains/losses on operations of other real estate of $13 thousand for the first quarter of 2020.

Advertising and marketing expense decreased 8% comparing the first quarter of 2021 to the first quarter of 2020. The decrease in expense was primarily due to the change in general environment due to COVID-19.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 4% when comparing the first quarter of 2021 to the same quarter of 2020.  As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses is expected to also increase.

There were no losses on liability extinguishment during the first quarter of 2021. Losses on liability extinguishment were $147 thousand for the first quarter of 2020. These losses relate to the prepayment of certain FHLB advances.

Correspondent banking expense decreased 7% when comparing the first quarter of 2021 to the first quarter of 2020.  These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense decreased 8% when comparing the first quarter of 2021 to the same quarter of 2020.

There was no goodwill impairment expense in the first three months of 2021.  Goodwill impairment expense totaled $500 thousand in the first three months of 2020 related to the sale of the Bates Companies.

Other noninterest expense increased 20% when comparing the first quarter of 2021 to the first quarter of 2020.  Included in other noninterest expense are items such as subscriptions, sales and use tax and expenses related to wealth management.

INCOME TAXES

In the first quarter of 2021, the Company incurred income tax expense of $3.5 million.  Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
	2021		2020
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$4,520	21.0%	$2,754	21.0%
Tax exempt income, net	(1,719)	(8.0)	(1,225)	(9.3)
Bank-owned life insurance	(99)	(0.5)	(55)	(0.4)
State income taxes, net of federal benefit, current year	1,024	4.8	677	5.2
Tax credits	(57)	(0.3)	(116)	(0.9)
Excess tax benefit on stock options exercised and restricted stock awards vested	(164)	(0.8)	(264)	(2.0)
Other	36	0.2	113	0.8
Federal and state income tax expense	$3,541	16.4%	$1,884	14.4%

The effective tax rate for the quarter ended March 31, 2021 was 16.4%, which was a modest increase from the effective tax rate of 14.4% for the quarter ended March 31, 2020.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	March 31, 2021		December 31, 2020		March 31, 2020
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$133,870	2%	$157,005	3%	$376,535	7%
Securities	799,825	14%	838,131	15%	684,571	13%
Net loans/leases	4,279,220	77%	4,166,753	73%	3,662,435	70%
Derivatives	122,668	2%	222,757	4%	195,973	4%
Other assets	309,564	5%	298,151	5%	301,803	6%
Assets held for sale	—	-%	—	-%	10,758	-%
Total assets	$5,645,147	100%	$5,682,797	100%	$5,232,075	100%

Total deposits	$4,631,782	82%	$4,599,137	82%	$4,170,478	80%
Total borrowings	188,601	3%	177,114	3%	244,399	5%
Derivatives	125,863	2%	229,270	4%	203,744	4%
Other liabilities	90,182	2%	83,483	1%	71,185	1%
Liabilities held for sale	—	-%	—	-%	3,130	-%
Total stockholders' equity	608,719	11%	593,793	10%	539,139	10%
Total liabilities and stockholders' equity	$5,645,147	100%	$5,682,797	100%	$5,232,075	100%

During the first quarter of 2021, the Company's total assets decreased $37.7 million, or 1% from December 31, 2020, to a total of $5.6 billion. The Company’s net loans/leases increased $112.5 million in the first quarter of 2021. Total deposits increased $32.6 million in the first quarter of 2021 primarily due to an increase in noninterest-bearing demand deposits.  Borrowings increased $11.5 million in the first quarter of 2021 which consisted primarily of an increase in FHLB overnight borrowings of $10.0 million.

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

Following is a breakdown of the Company's securities portfolio by type, the percentage of unrealized gains (losses) to carrying value, net of allowance for credit losses, on the total portfolio, and the portfolio duration:

	As of
	March 31, 2021		December 31, 2020		March 31, 2020
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. govt. sponsored agency securities	$14,581	2%	$15,336	2%	$19,457	3%
Municipal securities	614,476	76%	627,523	75%	493,664	72%
Residential mortgage-backed and related securities	118,052	15%	132,842	16%	122,853	18%
Asset-backed securities	39,815	5%	40,683	4%	28,499	4%
Other securities	12,901	2%	21,747	3%	20,098	3%
	$799,825	100%	$838,131	100%	$684,571	100%

Securities as a % of Total Assets	14.17%		14.75%		13.11%
Net Unrealized Gains as a % of Amortized Cost	5.59%		6.90%		3.73%
Duration (in years)	7.6		7.0		6.7
Yield on investment securities (tax equivalent)	3.48%		3.74%		3.95%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

At January 1, 2021, the Company adopted ASU 2016-13, which requies an allowance for credit losses related to HTM securities. Additionally, ASU 2016-13 replaced the legacy GAAP other-than-temporary-impairment (“OTTI”) model with a credit loss model. The credit loss model under ASU 2016-13, applicable to AFS debt securities, requires the recognition of credit losses through an allowance account, but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. See Note 1, “Summary of Significant Accounting Policies” to the consolidated financial statement included in this Form 10-Q, for a discussion of the impact of the adoption of ASU 2016-13.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities.

See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases, excluding PPP loans (non-GAAP), grew 14.0% on an annualized basis during the first quarter of 2021.  The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following tables. Adoption of ASU 2016-13 resulted in a change in loans and lease segments and those segments for years prior to 2021 are shown in a separate table.

	As of
	March 31, 2021
	Amount	%

	(dollars in thousands)

C&I - revolving	$168,842	4%
C&I - other *	1,616,144	37%
CRE - owner occupied	461,272	11%
CRE - non-owner occupied	610,582	14%
Construction and land development	607,798	14%
Multi-family	396,272	9%
Direct financing leases	60,134	1%
1-4 family real estate	368,927	8%
Consumer	71,080	2%
Total loans/leases	$4,361,051	100%
Less allowance	(81,831)
Net loans/leases	$4,279,220

	December 31, 2020		March 31, 2020
	Amount	%	Amount	%

C&I loans*	$1,726,723	41%	$1,484,979	41%
CRE loans	2,107,629	50%	1,783,086	48%
Direct financing leases	66,016	1%	83,324	2%
Residential real estate loans	252,121	6%	237,742	6%
Installment and other consumer loans	91,302	2%	106,728	3%
Total loans/leases	$4,243,791	100%	$3,695,859	100%
Plus deferred loan/lease origination costs, net of fees	7,338		8,809
Less allowance	(84,376)		(42,233)
Net loans/leases	$4,166,753		$3,662,435

*Includes PPP loans totaling $243.9 million and $273.1 million as of March 31, 2021 and December 31, 2020, respectively.

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. As of  March 31, 2021 and December 31, 2020, approximately 28% and 24% of the CRE loan portfolio was owner-occupied, respectively.

Following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of March 31, 2021:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate.

	As of March 31,		As of December 31,		As of March 31,
	2021		2020		2020
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Residential Buildings	$845,547	39%	$786,066	37%	$546,384	31%
Lessors of Nonresidential Buildings	573,026	26%	567,759	27%	500,871	28%
Hotels	67,072	3%	72,718	4%	56,573	3%
New Housing For-Sale Builders	46,867	2%	45,619	2%	56,916	3%
Other Activities Related to Real Estate	43,411	2%	41,197	2%	39,352	2%
Land Subdivision	40,767	2%	40,720	2%	53,899	3%
Nonresidential Property Managers	39,933	2%	46,764	2%	48,069	3%
Lessors of Other Real Estate Property	39,580	2%	39,344	2%	42,260	2%
Other *	485,999	22%	467,442	22%	438,762	25%
Total CRE Loans	$2,182,202	100%	$2,107,629	100%	$1,783,086	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $33.1 million, or approximately 1.5% of total CRE loans in the most recent period presented.

The Company's 1-4 family real estate loan portfolio includes the following:

●	Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid long-term interest rate risk.
●	A limited amount of 15-year, 20-year and 30-year fixed rate residential real estate loans that meet certain credit guidelines.

The remaining 1-4 family real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans above. The Company has not originated any subprime, Alt-A, no documentation, or stated income residential real estate loans throughout its history.

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of March 31,		As of December 31,		As of March 31,
	2021		2020		2020
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$63,643	26%	$61,044	26%	$57,225	25%
Manufacturing - General	18,196	7%	18,599	8%	16,277	7%
Food Processing Equipment	14,873	6%	16,110	7%	16,703	7%
Construction - General	13,128	5%	14,052	6%	15,038	7%
Marine - Travelifts	12,188	5%	12,682	5%	10,908	5%
Computer Hardware	11,942	5%	10,790	4%	12,142	5%
Trailers	10,109	4%	9,008	4%	9,469	4%
Other *	105,399	42%	95,237	40%	90,821	40%
Total m2 loans and leases	$249,478	100%	$237,522	100%	$228,583	100%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ALLOWANCE FOR CREDIT LOSSES ON LOANS/LEASES AND OFF-BALANCE SHEET EXPOSURES

On January 1, 2021, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)," which replaces the incurred loss methodology with the CECL methodology. Additionally, CECL required an ACL for OBS exposures to be calculated using a current expected credit loss methodology.

The adequacy of the ACL was determined by management based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, historical loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, government guarantees and other factors that, in management's judgment, deserved evaluation. To ensure that an adequate ACL was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed quarterly with specific detailed reviews completed on all credits risk-rated less than “fair quality”, as described in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report  on Form 10-K for the year ended December 31, 2020, and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance is monitored by the credit administration staff and reported to management and the board of directors.

Changes in the ACL for loans/leases for the three months ended March 31, 2021 and 2020 are presented as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020

	(dollars in thousands)

Balance, beginning	$84,376	$36,001
Impact of adopting ASU 2016-13	(8,102)	—
Provision	5,993	8,367
Charge-offs	(713)	(2,335)
Recoveries	277	200
Balance, ending	$81,831	$42,233

Changes in the ACL for OBS exposures for the three months ended March 31, 2021 and 2020 are presented as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020

	(dollars in thousands)

Balance, beginning (1)	$—	$—
Impact of adopting ASU 2016-13	9,117	—
Provisions charged to expense	729	—
Balance, ending	$9,846	$—

(1) Prior to the adoption of ASU 2016-13, the Company did not calculate an ACL for OBS exposures, and therefore prior periods have not been shown in this table.

The ACL for OBS exposures totaled $9.1 million after the adoption of CECL on January 1, 2021. Prior to January 1, 2021, the allowance for OBS exposures was not required. The Company recorded $729 thousand of provision for credit losses related to OBS exposures, specifically unfunded commitments, in the first quarter of 2021. At March 31, 2021, the allowance for OBS exposures was $9.8 million.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	March 31, 2021	December 31, 2020	March 31, 2020

	(dollars in thousands)

Special Mention (Rating 6)	$53,466	$71,482	$34,738
Substandard (Rating 7)	84,982	66,081	36,612
Doubtful (Rating 8)	—	—	—
	$138,448	$137,563	$71,350

Criticized Loans **	$138,448	$137,563	$71,350
Classified Loans ***	$84,982	$66,081	$36,612

Criticized Loans as a % of Total Loans/Leases	3.17%	3.24%	1.93%
Classified Loans as a % of Total Loans/Leases	1.95%	1.55%	0.99%

*      Amounts above include the government guaranteed portion, if any. For the calculation of ACL, the Company assigns internal risk ratings of Pass (Rating 2) for the government guaranteed portion.

**    Criticized loans are defined as non homogeneous loans with internally assigned risk ratings of 6, 7, or 8, regardless of performance.

***  Classified loans are defined as non homogeneous loans with internally assigned risk ratings of 7 or 8, regardless of performance.

Criticized loans remained steady and classified loans increased 29% from December 31, 2020 to March 31, 2021. The increase in classified loans was primarily due to one borrower. The Company continues its strong focus on improving credit quality in an effort to limit NPLs. See further discussion on industries impacted by COVID-19 in the “Provision for Loan/Lease Losses” section of this report.

	As of
	March 31, 2021	December 31, 2020	March 31, 2020
ACL on loans/leases / Gross loans/leases	1.88%	1.98%	1.14%
ACL on loans/leases / NPLs	590.28%	574.61%	310.72%

Although management believes that the ACL at March 31, 2021 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Based on current economic indicators, the Company increased the economic allocations within the ACL calculation.  The Company anticipates that the ACL as a percent of total loans may increase in future periods based on the belief that the credit quality of the loan portfolio could decline and loan defaults may increase as a result of the COVID-19 pandemic.  Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of March 31,	As of December 31,	As of March 31,
	2021	2020	2020

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$13,863	$13,940	$11,628
Accruing loans/leases past due 90 days or more	—	3	1,419
Total NPLs	13,863	13,943	13,047
OREO	173	20	3,298
Other repossessed assets	50	135	45
Total NPAs	$14,086	$14,098	$16,390

NPLs to total loans/leases	0.32%	0.35%	0.37%
NPAs to total loans/leases plus repossessed property	0.32%	0.35%	0.46%
NPAs to total assets	0.25%	0.26%	0.32%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $1.5 million at March 31, 2021, $984 thousand at December 31, 2020 and $298 thousand at March 31, 2020.

NPAs at March 31, 2021 were $14.1 million, down $12 thousand from December 31, 2020 and down $2.3 million from March 31, 2020.  The ratio of NPAs to total assets was 0.25% at March 31, 2021, down from 0.26% at December 31, 2020 and up from 0.32% at March 31, 2020.

The large majority of the NPAs consist of nonaccrual loans/leases. For nonaccrual loans/leases, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.

OREO is carried at the lower of carrying amount or fair value less costs to sell.

The Company's lending/leasing practices remain unchanged and asset quality remains a priority for management.

Due to the economic impacts of COVID-19, the Company established its LRP for its clients.  The LRP allows borrowers to request the deferral of principal and interest payments for an agreed upon term.  Those deferred payments will be added to the end of the original term of the loan through a three month extension of the maturity date.  The CARES Act includes provisions that allow financial institutions to elect to not apply GAAP requirements to loan modifications related to COVID-19 that would otherwise be categorized as a TDR, including arrangements that defer or delay payments of principal or interest for up to 90 days.  The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur beginning on March 1, 2020 until the earlier of sixty days after the date on which the national emergency related to COVID-19 is terminated or December 31, 2020.  On December 27, 2020, former President Trump signed the Consolidated Appropriations Act, which extended this relief to the earlier of the first day of the Company’s fiscal year after the date the national emergency terminates or January 1, 2022.  The Company expects that the majority of LRP participants will not be categorized as a TDR by meeting the CARES Act provisions. The Company implemented its LRP offerings to extend qualifying customers’ payments for 90 days. As of March 31, 2021 there was one Bank modification totaling $96 thousand and 68 m2 modifications of loans and leases totaling $6.9 million for a combined 69 modifications totaling $6.9 million and representing 0.16% of the total loan and lease portfolio currently on deferral.  The Company intends to allow qualifying commercial and consumer clients to defer payments under the new guidance.

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

DEPOSITS

Deposits increased $32.6 million during the first quarter of 2021, primarily due to an increase in non-interest bearing deposits. The table below presents the composition of the Company's deposit portfolio.

	As of
	March 31, 2021		December 31, 2020		March 31, 2020
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$1,269,578	27%	$1,145,378	25%	$829,782	20%
Interest bearing demand deposits	2,916,054	63%	2,987,469	65%	2,440,907	58%
Time deposits	445,067	10%	460,659	10%	617,979	15%
Brokered deposits	1,084	0%	5,631	0%	281,810	7%
	$4,631,782	100%	$4,599,137	100%	$4,170,478	100%

Quarter-end balances can greatly fluctuate due to large customer and correspondent bank activity. During the quarter, the Company had core deposit growth mostly from its non-interest bearing demand deposits.  As a result of strong core deposit growth, the Company reduced its reliance on higher cost CDs and brokered deposits.

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

	As of
	March 31, 2021	December 31, 2020	March 31, 2020

	(dollars in thousands)

Overnight repurchase agreements	$—	$—	$10,690
Federal funds purchased	6,840	5,430	2,377
Overnight federal reserve borrowings	—	—	30,000
	$6,840	$5,430	$43,067

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the Company's term and overnight FHLB advances.

	As of
	March 31, 2021	December 31, 2020	March 31, 2020
	(dollars in thousands)

Term FHLB advances	$—	$—	$55,000
Overnight FHLB advances	25,000	15,000	40,000
	$25,000	$15,000	$95,000

FHLB advances increased $10.0 million in the current quarter compared to the prior quarter due to temporary changes in liquidity.

The Company renewed its revolving credit note in the second quarter of 2020.  At renewal, the line amount was increased from $20.0 million to $25.0 million.  Interest on the revolving line of credit was calculated at the effective Prime Rate plus 2.25% per annum (5.50% at March 31, 2021).  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.  There was no outstanding balance on the revolving line of credit at March 31, 2021.

The Company had subordinated notes totaling $118.7 million as of March 31, 2021 and December 31, 2020.

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

	March 31, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

(dollars in thousands)
Year ending December 31:
2021	$26,084	0.27%	$20,631	0.21%
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
Total Wholesale Funding	$26,084	0.27%	$20,631	0.21%

During the first three months of 2021, wholesale funding increased $5.5 million due to temporary changes in liquidity.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	March 31, 2021	December 31, 2020	March 31, 2020

	(dollars in thousands)

Common stock	$15,844	$15,806	$15,774
Additional paid in capital	276,350	275,807	273,867
Retained earnings	316,900	300,804	254,287
AOCI (loss)	(375)	1,376	(4,789)
Total stockholders' equity	$608,719	$593,793	$539,139

TCE / TA ratio (non-GAAP)	9.42%	9.08%	8.76%

*     TCE is defined as total common stockholders' equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

Excluding the impact of PPP loans, the adjusted TCE/TA at March 31, 2021 was 9.67% (non-GAAP).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $184.9 million during the first quarter of 2021. The Company's on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At March 31, 2021, the subsidiary banks had 28 lines of credit totaling $697.1 million, of which $241.1 million was secured and $456.0 million was unsecured. At March 31, 2021, the Company had $697.1 million of the $697.1 million available.

At December 31, 2020, the subsidiary banks had 28 lines of credit totaling $743.1 million, of which $287.1 million was secured and $456.0 million was unsecured. At December 31, 2020, the full $743.1 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $25.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2021. At March 31, 2021, the full $25.0 million was available.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

As of March 31, 2021, the Company had $725.2 million in average correspondent banking deposits spread over 188 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $36.5 million during the first three months of 2021, compared to $133.5 million for the same period of 2020. The net decrease in federal funds sold was $7.7 million for the first three months of 2021, compared to a net decrease of $5.1 million for the same period of 2020. The net decrease in interest-bearing deposits at financial institutions was $32.9 million for the first three months of 2021, compared to a net increase of $54.1 million for the same period of 2020. Proceeds from calls, maturities, and paydowns of securities were $68.3 million for the first three months of 2021, compared to $13.1 million for the same period of 2020. Purchases of securities used cash of $53.6 million for the first three months of 2021, compared to $83.4 million for the same period of 2020. Proceeds from sales of securities were $19.5 million for the first three months of 2021.  There were no proceeds from sales of securities for the first three months of 2020. The net increase in loans/leases used cash of $108.0 million for the first three months of 2021 compared to $15.6 million for the same period of 2020.

Financing activities provided cash of $42.8 million for the first three months of 2021, compared to $220.4 million for same period of 2020. Net increases in deposits totaled $32.6 million for the first three months of 2021, compared to $259.3 million for the same period of 2020. During the first three months of 2021, the Company's short-term borrowings increased $1.4 million, compared to an increase in short-term borrowings of $29.6 million for the same period of 2020. There were no long-term FHLB advances during the first three months of 2021.  There were no maturities and principal payments on FHLB term advances in the first three months of 2021. Net increase in overnight advances totaled $10.0 million for the first three months of 2021.  In the first three months of 2020, the Company decreased short-term and overnight FHLB advances by $109.3 million.  There were no maturities and principal payments on FHLB term advances in the first three months of 2020.

Total cash provided by operating activities was $11.1 million for the first three months of 2021, compared to $6.6 million for the same period of 2020.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

●	The strength of the local, state, and national and international economies (including the impact of the new presidential administration).
●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), acts of war or threats thereof and other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse events.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB, including FASB’s CECL impairment standards.
●	Changes in state and federal laws, regulations and governmental policies concerning the Company’s general business.
●	Changes in the interest rates and prepayment rates of the Company’s assets (including the impact of LIBOR phase-out.
●	Increased competition in the financial services sector and the inability to attract new customers.
●	Changes in technology and the ability to develop and maintain secure and reliable electronic systems.
●	Unexpected results of acquisitions which may include failure to realize the anticipated benefits of acquisition.
●	The loss of key executives or employees.
●	The costs, effects and outcomes of existing or future litigation.
●	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.
●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. For a discussion of the factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, see the “Risk Factors” section included under Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of March 31,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2021	2020	2019

100 basis point downward shift	(10.0)%	(0.2)%	—%	0.5%
200 basis point upward shift	(10.0)%	2.7%	2.5%	1.2%
300 basis point upward shock	(30.0)%	10.5%	10.3%	4.9%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at March 31, 2021 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of March 31, 2021. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 1A        Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

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

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

January 1-31, 2021	—	—	—	699,068
February 1-28, 2021	—	—	—	699,068
March 1-31, 2021	—	—	—	699,068

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three months ended March 31, 2021 and March 31, 2020; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and March 31, 2020; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2021 and March 31, 2020; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and March 31, 2020; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	May 7, 2021	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	May 7, 2021	/s/ Todd A. Gipple
Todd A. Gipple, President
Chief Operating Officer
Chief Financial Officer

Date	May 7, 2021	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)