Form 10-Q
period 2021-06-30
QCR HOLDINGS INC
filed 2021-08-06
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 1, 2021, the Registrant had outstanding 15,769,161 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 30, 2021 and December 31, 2020

	June 30,	December 31,
	2021	2020

	(dollars in thousands)
Assets
Cash and due from banks	$55,598	$61,329
Federal funds sold	1,340	9,080
Interest-bearing deposits at financial institutions	87,440	86,596

Securities held to maturity, at amortized cost, net of allowance for credit losses	473,159	476,165
Securities available for sale, at fair value	337,286	361,966
Total securities	810,445	838,131

Loans receivable held for sale	4,459	3,758
Loans/leases receivable held for investment	4,413,246	4,247,371
Gross loans/leases receivable	4,417,705	4,251,129
Less allowance for credit losses	(78,894)	(84,376)
Net loans/leases receivable	4,338,811	4,166,753

Bank-owned life insurance	61,509	60,586
Premises and equipment, net	74,765	72,693
Restricted investment securities	20,337	18,103
Other real estate owned, net	1,820	20
Goodwill	74,066	74,066
Intangibles	10,365	11,381
Derivatives	193,395	222,757
Other assets	75,274	61,302
Total assets	$5,805,165	$5,682,797

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,258,885	$1,145,378
Interest-bearing	3,430,050	3,453,759
Total deposits	4,688,935	4,599,137

Short-term borrowings	7,070	5,430
Federal Home Loan Bank advances	40,000	15,000
Subordinated notes	113,771	118,691
Junior subordinated debentures	38,067	37,993
Derivatives	196,092	229,270
Other liabilities	90,754	83,483
Total liabilities	5,174,689	5,089,004

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 June 2021 and December 2020 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 June 2021 - 15,763,522 shares issued and outstanding December 2020 - 15,805,711 shares issued and outstanding	15,764	15,806
Additional paid-in capital	275,485	275,807
Retained earnings	335,424	300,804
Accumulated other comprehensive income (loss):
Securities available for sale	8,244	9,008
Derivatives	(4,441)	(7,632)
Total stockholders' equity	630,476	593,793
Total liabilities and stockholders' equity	$5,805,165	$5,682,797

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended June 30, 2021 and 2020

	2021	2020

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$42,448	$42,614
Securities:
Taxable	2,132	2,048
Nontaxable	4,052	3,565
Interest-bearing deposits at financial institutions	34	134
Restricted investment securities	237	288
Federal funds sold	—	1
Total interest and dividend income	48,903	48,650

Interest expense:
Deposits	3,235	5,766
Short-term borrowings	2	22
Federal Home Loan Bank advances	16	347
Subordinated notes	1,570	994
Junior subordinated debentures	564	573
Total interest expense	5,387	7,702
Net interest income	43,516	40,948
Provision for credit losses	—	19,915
Net interest income after provision for loan/lease losses	43,516	21,033

Noninterest income:
Trust department fees	2,848	2,227
Investment advisory and management fees	1,039	1,399
Deposit service fees	1,492	1,286
Gains on sales of residential real estate loans, net	1,184	1,196
Swap fee income/capital markets revenue	9,568	19,927
Securities gains (losses), net	(88)	65
Earnings on bank-owned life insurance	451	612
Debit card fees	1,084	775
Correspondent banking fees	269	198
Other	1,449	941
Total noninterest income	19,296	28,626

Noninterest expense:
Salaries and employee benefits	23,044	21,304
Occupancy and equipment expense	3,965	3,748
Professional and data processing fees	3,702	3,646
Post-acquisition compensation, transition and integration costs	—	70
Disposition costs	—	(83)
FDIC insurance, other insurance and regulatory fees	986	908
Loan/lease expense	457	339
Net income from and gains/losses on operations of other real estate	(113)	(332)
Advertising and marketing	853	552
Bank service charges	572	501
Losses on liability extinguishment	—	429
Correspondent banking expense	198	212
Intangibles amortization	508	548
Other	1,503	1,280
Total noninterest expense	35,675	33,122
Net income before income taxes	27,137	16,537
Federal and state income tax expense	4,788	2,798
Net income	$22,349	$13,739

Basic earnings per common share	$1.41	$0.87
Diluted earnings per common share	$1.39	$0.86

Weighted average common shares outstanding	15,813,932	15,747,056
Weighted average common and common equivalent shares outstanding	16,045,239	15,895,336

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Six Months Ended June 30, 2021 and 2020

	2021	2020

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$83,781	$85,774
Securities:
Taxable	4,174	3,775
Nontaxable	7,986	7,024
Interest-bearing deposits at financial institutions	71	495
Restricted investment securities	456	546
Federal funds sold	—	18
Total interest and dividend income	96,468	97,632

Interest expense:
Deposits	6,662	14,972
Short-term borrowings	3	86
Federal Home Loan Bank advances	25	796
Subordinated notes	3,164	1,988
Junior subordinated debentures	1,123	1,144
Total interest expense	10,977	18,986
Net interest income	85,491	78,646
Provision for credit losses	6,713	28,282
Net interest income after provision for loan/lease losses	78,778	50,364

Noninterest income:
Trust department fees	5,649	4,539
Investment advisory and management fees	1,979	3,126
Deposit service fees	2,900	2,763
Gains on sales of residential real estate loans, net	2,521	1,848
Swap fee income/capitals markets revenue	23,125	26,731
Securities gains (losses), net	(88)	65
Earnings on bank-owned life insurance	922	941
Debit card fees	2,059	1,533
Correspondent banking fees	583	413
Other	3,135	1,863
Total noninterest income	42,785	43,822

Noninterest expenses:
Salaries and employee benefits	47,891	39,823
Occupancy and equipment expense	8,073	7,780
Professional and data processing fees	7,145	7,015
Post-acquisition compensation, transition and integration costs	—	221
Disposition costs	8	434
FDIC insurance, other insurance and regulatory fees	2,051	1,591
Loan/lease expense	757	567
Net income from and gains/losses on operations of other real estate	(74)	(319)
Advertising and marketing	1,480	1,234
Bank service charges	1,095	1,005
Losses on liability extinguishment	—	576
Correspondent banking expense	398	428
Intangibles amortization	1,016	1,097
Goodwill impairment	—	500
Other	3,063	2,585
Total noninterest expenses	72,903	64,537
Net income before income taxes	48,660	29,649
Federal and state income tax expense	8,329	4,682
Net income	$40,331	$24,967

Basic earnings per common share	$2.55	$1.58
Diluted earnings per common share	$2.52	$1.56

Weighted average common shares outstanding	15,808,788	15,771,926
Weighted average common and common equivalent shares outstanding	16,035,394	15,956,958

Cash dividends declared per common share	$0.12	$0.12

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020

	(dollars in thousands)

Net income	$22,349	$13,739

Other comprehensive income:

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains arising during the period before tax	4,663	5,336
Less reclassification adjustment for gains (losses) included in net income before tax	(88)	65
	4,751	5,271

Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	492	(654)
Less reclassification adjustment for caplet amortization before tax	(163)	(124)
	655	(530)

Other comprehensive income, before tax	5,406	4,741
Tax expense	1,227	1,119
Other comprehensive income, net of tax	4,179	3,622

Comprehensive income	$26,528	$17,361

	Six Months Ended June 30,
	2021	2020

	(dollars in thousands)

Net income	$40,331	$24,967

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(1,096)	7,817
Less reclassification adjustment for gains (losses) included in net income before tax	(88)	65
	(1,008)	7,752
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	3,725	(7,815)
Less reclassification adjustment for caplet amortization before tax	(314)	(234)
	4,039	(7,581)

Other comprehensive income, before tax	3,031	171
Tax expense	603	240
Other comprehensive income (loss), net of tax	2,428	(69)

Comprehensive income	$42,759	$24,898

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Six Months Ended June 30, 2021 and 2020

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

	(dollars in thousands)

Balance December 31, 2020	$15,806	$275,807	$300,804	$1,376	$593,793
Net income	—	—	17,982	—	17,982
Other comprehensive loss, net of tax	—	—	—	(1,751)	(1,751)
Impact of adoption of ASU 2016-13	—	—	(937)	—	(937)
Common cash dividends declared, $0.06 per share	—	—	(949)	—	(949)
Stock-based compensation expense	—	841	—	—	841
Issuance of common stock under employee benefit plans	38	(298)	—	—	(260)
Balance, March 31, 2021	$15,844	$276,350	$316,900	$(375)	$608,719
Net income	—	—	22,349	—	22,349
Other comprehensive income, net of tax	—	—	—	4,179	4,179
Common cash dividends declared, $0.06 per share	—	—	(951)	—	(951)
Repurchase and cancellation of 100,000 shares of common stock
as a result of a share repurchase program	(100)	(1,826)	(2,874)	—	(4,800)
Stock-based compensation expense	—	520	—	—	520
Issuance of common stock under employee benefit plans	20	440	—	—	460
Balance, June 30, 2021	$15,764	$275,485	$335,424	$3,803	$630,476

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2019	$15,828	$274,785	$245,836	$(1,098)	$535,351
Net income	—	—	11,228	—	11,228
Other comprehensive loss, net of tax	—	—	—	(3,691)	(3,691)
Common cash dividends declared, $0.06 per share	—	—	(942)	—	(942)
Repurchase and cancellation of 100,932 shares of common stock
as a result of a share repurchase program	(101)	(1,844)	(1,835)	—	(3,780)
Stock-based compensation expense	—	641	—	—	641
Issuance of common stock under employee benefit plans	47	285	—	—	332
Balance, March 31, 2020	$15,774	$273,867	$254,287	$(4,789)	$539,139
Net income	—	—	13,739	—	13,739
Other comprehensive income, net of tax	—	—	—	3,622	3,622
Common cash dividends declared, $0.06 per share	—	—	(945)	—	(945)
Stock-based compensation expense	—	423	—	—	423
Issuance of common stock under employee benefit plans	17	25	—	—	42
Balance, June 30, 2020	$15,791	$274,315	$267,081	$(1,167)	$556,020

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2021 and 2020

	2021	2020

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,331	$24,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,701	2,690
Provision for credit losses	6,713	28,282
Stock-based compensation expense	1,361	1,064
Deferred compensation expense accrued	2,302	1,705
Gains on other real estate owned, net	(389)	(369)
Amortization of premiums on securities, net	1,092	557
Caplet amortization	314	234
Mark to market gains on unhedged derivatives, net	(91)	—
Securities (gains) losses, net	88	(65)
Loans originated for sale	(115,649)	(98,837)
Proceeds on sales of loans	117,469	96,031
Gains on sales of residential real estate loans	(2,521)	(1,848)
Loss on liability extinguishment, net	—	576
Gains on sales of premises and equipment	(22)	(8)
Amortization of intangibles	1,016	1,097
Accretion of acquisition fair value adjustments, net	(795)	(1,361)
Increase in cash value of bank-owned life insurance	(922)	(941)
Goodwill impairment	—	500
Increase in other assets	(14,322)	(2,255)
Decrease in other liabilities	(5,941)	(12,729)
Net cash provided by operating activities	$32,735	$39,290

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	7,740	7,675
Net decrease (increase) in interest-bearing deposits at financial institutions	(844)	7,116
Proceeds from sales of other real estate owned	1,407	4,341
Activity in securities portfolio:
Purchases	(108,565)	(166,743)
Calls, maturities and redemptions	70,539	11,946
Paydowns	40,395	22,541
Sales	23,874	4,592
Activity in restricted investment securities:
Purchases	(2,280)	(4,274)
Redemptions	46	4,317
Net increase in loans/leases originated and held for investment	(170,969)	(447,385)
Purchase of premises and equipment	(4,773)	(1,828)
Proceeds from sales of premises and equipment	22	88
Net cash used in investing activities	$(143,408)	$(557,614)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	89,798	408,849
Net increase in short-term borrowings	1,640	111,395
Activity in Federal Home Loan Bank advances:
Term advances	—	85,000
Calls and maturities	—	(40,000)
Net change in short-term and overnight advances	25,000	(59,300)
Prepayments on brokered and public time deposits	—	29,359
Prepayments of subordinated notes	(5,000)	—
Payment of cash dividends on common stock	(1,896)	(1,884)
Proceeds from issuance of common stock, net	200	1,008
Repurchase and cancellation of shares	(4,800)	(3,780)
Net cash provided by financing activities	$104,942	$530,647

Net increase (decrease) in cash and due from banks	(5,731)	12,323

Cash and due from banks, beginning	61,329	76,254
Cash and due from banks, ending	$55,598	$88,577

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Six Months Ended June 30, 2021 and 2020

Supplemental disclosure of cash flow information, cash payments for:
Interest	$12,257	$19,377
Income/franchise taxes	21,310	(1,099)

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale and derivative instruments, net	2,427	(69)
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	—	(636)
Transfers of loans to other real estate owned	2,812	—
Due to broker for purchases of securities	1,000	4,338
Due from broker for sales of securities	—	1,735
Increase (decrease) in the fair value of back-to-back interest rate swap assets and liabilities	(31,297)	140,048
Dividends payable	951	945

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2021

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

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended June 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

ACL: Allowance for credit losses Allowance: Allowance for credit losses	GAAP: Generally Accepted Accounting Principles HTM: Held to maturity
AOCI: Accumulated other comprehensive income (loss)	LIBOR: London Inter-Bank Offered Rate
AFS: Available for sale	LRP: Loan Relief Program
ASC: Accounting Standards Codification	m2: m2 Equipment Finance, LLC
ASU: Accounting Standards Update	MSELF: Main Street Expanded Loan Facility
Bates Companies: Bates Financial Advisors, Inc., Bates	MSNLF: Main Street New Loan Facility
Financial Services, Inc., Bates Securities, Inc. and	NIM: Net interest margin
Bates Financial Group, Inc.	NPA: Nonperforming asset
BOLI: Bank-owned life insurance	NPL: Nonperforming loan
Caps: Interest rate cap derivatives	OBS: Off-balance sheet
CARES Act: Coronavirus Aid, Relief and Economy	OREO: Other real estate owned
Security Act	OTTI: Other-than-temporary impairment
CECL: Current Expected Credit Losses	PCAOB: Public Company Accounting Oversight Board
Community National: Community National Bancorporation	PCD: Purchased credit deteriorated loan
COVID-19: Coronavirus Disease 2019	PCI: Purchased credit impaired
CRBT: Cedar Rapids Bank & Trust Company	PPP: Paycheck Protection Program
CRE: Commercial real estate	Provision: Provision for credit losses
CSB: Community State Bank	QCBT: Quad City Bank & Trust Company
C&I: Commercial and industrial	RB&T: Rockford Bank & Trust Company
EPS: Earnings per share	ROAA: Return on average assets
Exchange Act: Securities Exchange Act of 1934, as	SBA: U.S. Small Business Administration
amended	SEC: Securities and Exchange Commission
FASB: Financial Accounting Standards Board	SFCB: Springfield First Community Bank
FDIC: Federal Deposit Insurance Corporation	Springfield Bancshares: Springfield Bancshares, Inc.
Federal Reserve: Board of Governors of the Federal	TA: Tangible assets
Reserve System	TCE: Tangible common equity
FHLB: Federal Home Loan Bank	TDRs: Troubled debt restructurings
FRB: Federal Reserve Bank of Chicago	TEY: Tax equivalent yield
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

Recent accounting developments: In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  Under the standard, assets measured at amortized cost (including loans, leases and HTM securities) are presented at the net amount expected to be collected.  Rather than the “incurred” model previously utilized, the standard requires the use of a forward-looking approach to recognizing all expected credit losses at the beginning of an asset’s life.  For public companies, ASU 2016-13 became effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

On March 27, 2020, the CARES Act, a stimulus package designed in response to the economic disruption created by COVID-19, was signed into law.  The CARES Act includes provisions that, if elected, temporarily delay the required implementation date of ASU 2016-13.  Section 4014 of the CARES Act stipulates that no insured depository institution, bank holding company, or affiliate would be required to comply with ASU 2016-13, beginning on the date of CARES Act’s enactment and continuing until the earlier of: (1) the date on which the national emergency related to the COVID-19 outbreak is terminated or (2) December 31, 2020.

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

Results for reporting periods beginning after December 31, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP, which includes a change in terminology from “Allowance for estimated losses on loans/leases” to “Allowance for credit losses.” The Company adopted the standard using a modified retrospective approach and recorded an after tax decrease to retained earnings of $937 thousand as of January 1, 2021 due to the adoption of ASU 2016-13. This transition adjustment included an $8.1 million decrease in the allowance related to loans and leases, established an ACL on held to maturity debt securities of $183 thousand and established an ACL on OBS credit exposures of $9.1 million. The company did not record an ACL on available for sale securities upon adoption of ASU 2016-13.

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

The following table illustrates the impact of ASU 2016-13  as of January 1, 2021:

	As Reported	Pre-	Impact of
	Under	ASU 2016-13	ASU 2016-13
	ASU 2016-13	Adoption	Adoption
Assets:
Allowance for credit losses HTM securities	$183	$—	$183

Loans*:
C&I	—	35,421	(35,421)
C&I - revolving	2,982	—	2,982
C&I - other	29,130	—	29,130
CRE	—	42,161	(42,161)
CRE - owner occupied	8,696	—	8,696
CRE - non owner occupied	11,428	—	11,428
Construction & Land Development	11,999	—	11,999
Multi-family	5,836	—	5,836
Direct financing leases	—	1,764	(1,764)
1-4 family real estate	5,042	—	5,042
Residential real estate	—	3,732	(3,732)
Consumer	1,161	1,298	(137)
Allowance for credit losses on loans	76,274	84,376	(8,102)

Liabilities:
Allowance for credit losses on OBS credit exposures	9,117	—	9,117

*     Loan segmentation under ASU 2016-13 follows different methodology where that segmentation is collateral driven, causing certain segments to contain commercial and non-commercial borrowers, whereas pre-ASU 2016-13 segments were borrower driven.

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

Loans receivable, held for investment: Loans that management has the intent and ability to hold for the foreseeable future, or until pay-off or maturity occurs, are classified as held for investment. These loans are reported at amortized cost, net of the ACL. Amortized cost is the amount of unpaid principal adjusted for charge-offs, any discounts or premiums, and any deferred fees and/or costs on originated loans. Accrued interest receivable totaled $17 million at June 30, 2021 and was reported in other assets on the consolidated balance sheet. Interest is credited to earnings as earned based on the principal amount outstanding. Deferred direct loan origination fees and/or costs are amortized as an adjustment of the related loan’s yield. As assets held for and used in the production of services, the origination and collection of these loans are classified as investing activities in the statement of cash flows.

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

The Company’s methodologies for estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions that are expected to exist through the contractual lives of the financial assets and that are reasonable and supportable -- to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. The Company will immediately and fully revert back to average historical losses when it can no longer develop reasonable and supportable forecasts.

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

Risks and Uncertainties:

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic.  Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. On March 27, 2020, the CARES Act was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic.  The Company currently expects that the COVID-19 pandemic will continue to have a significant impact on its business.  In particular, the Company anticipates that a significant portion of the subsidiary banks’ borrowers in the hotel, restaurant, arts/entertainment/recreation and retail industries will continue to endure significant economic distress, and could adversely affect their ability and willingness to repay existing indebtedness, and could adversely impact the value of  collateral pledged to the banks.  These developments, together with economic conditions generally, have impacted and are expected to continue to impact the Company’s commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, the Company’s equipment leasing business and loan portfolio, the Company’s consumer loan business and loan portfolio, and the value of certain collateral securing the Company’s loans. The Company believes that losses have been incurred that are not yet known and anticipates that its asset quality and results of operations could be adversely affected in the future, as described in further detail in this report.

Pending accounting developments:

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

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of June 30, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost*	Gains	(Losses)	Value

	(dollars in thousands)
June 30, 2021:
Securities HTM:
Municipal securities	$472,283	$50,129	$(20)	$522,392
Other securities	1,050	—	—	1,050
	$473,333	$50,129	$(20)	$523,442

Securities AFS:
U.S. govt. sponsored agency securities	$14,310	$504	$(144)	$14,670
Residential mortgage-backed and related securities	102,625	4,094	(581)	106,138
Municipal securities	163,607	5,861	(148)	169,320
Asset-backed securities	30,707	1,072	—	31,779
Other securities	15,139	250	(10)	15,379
	$326,388	$11,781	$(883)	$337,286

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2020:
Securities HTM:
Municipal securities	$475,115	$45,360	$(248)	$520,227
Other securities	1,050	—	—	1,050
	$476,165	$45,360	$(248)	$521,277

Securities AFS:
U.S. govt. sponsored agency securities	$14,936	$447	$(47)	$15,336
Residential mortgage-backed and related securities	127,670	5,510	(338)	132,842
Municipal securities	147,241	5,215	(48)	152,408
Asset-backed securities	39,663	1,111	(91)	40,683
Other securities	20,550	147	—	20,697
	$350,060	$12,430	$(524)	$361,966

*     HTM securities shown on the balance sheet of $473.2 million represents amortized cost of $473.3 million, net of allowance for credit losses of $174 thousand as of June 30, 2021.

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
June 30, 2021:
Securities HTM:
Municipal securities	$14,440	$(20)	$—	$—	$14,440	$(20)

Securities AFS:
U.S. govt. sponsored agency securities	$3,067	$(144)	$—	$—	$3,067	$(144)
Residential mortgage-backed and related securities	26,967	(580)	153	(1)	27,120	(581)
Municipal securities	13,608	(148)	—	—	13,608	(148)
Other securities	4,207	(10)	—	—	4,207	(10)
	$47,849	$(882)	$153	$(1)	$48,002	$(883)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2020:
Securities HTM:
Municipal securities	$8,407	$(248)	$—	$—	$8,407	$(248)

Securities AFS:
U.S. govt. sponsored agency securities	$3,199	$(47)	$—	$—	$3,199	$(47)
Residential mortgage-backed and related securities	37,549	(338)	—	—	37,549	(338)
Municipal securities	10,110	(48)	—	—	10,110	(48)
Asset-backed securities	6,884	(52)	9,945	(39)	16,829	(91)
	$57,742	$(485)	$9,945	$(39)	$67,687	$(524)

At June 30, 2021, the investment portfolio included 630 securities. Of this number, 44 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 0.11% of the total amortized cost of the portfolio. Of these 44 securities, there were four securities that had an unrealized loss for twelve months or more. Asset-backed securities are comprised of collateralized loan obligations, which are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At June 30, 2021, the Company only owned collateralized loan obligations that were AAA rated. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.

On January 1, 2021, the Company adopted ASU 2016-13, which replaced the legacy GAAP OTTI model with a credit loss model. ASU 2016-13 requires an allowance on lifetime expected credit losses on held to maturity debt securities. The following table presents the activity in the allowance for credit losses for held to maturity securities by major security type for the six months ended June 30, 2021.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Municipal	Other		Municipal	Other
	securities	securities	Total	securities	securities	Total

Allowance for credit losses:
Beginning balance	$173	$1	$174	$—	$—	$—
Impact of adopting ASU 2016-13	—	—	—	182	1	183
Provision for credit loss expense	—	—	—	(9)	—	(9)
Balance, ending	$173	$1	$174	$173	$1	$174

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

All sales of securities for the three and six months ended June 30, 2021 and June 30, 2020 were securities identified as AFS.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

	(dollars in thousands)

Proceeds from sales of securities	$4,334	$6,327	$23,874	$6,327
Gross gains from sales of securities	—	134	—	134
Gross losses from sales of securities	(88)	(69)	(88)	(69)

The amortized cost and fair value of securities as of June 30, 2021 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$2,882	$2,910
Due after one year through five years	29,592	30,281
Due after five years	440,859	490,251
	$473,333	$523,442
Securities AFS:
Due in one year or less	$1,471	$1,492
Due after one year through five years	11,927	12,175
Due after five years	179,658	185,702
	193,056	199,369
Residential mortgage-backed and related securities	102,625	106,139
Asset-backed securities	30,707	31,778
	$326,388	$337,286

Portions of the U.S. government sponsored agency securities, municipal securities and other securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity. These callable securities are summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$272,039	$283,607

Securities AFS:
Municipal securities	158,149	163,595
Other securities	15,139	15,379
	$173,288	$178,974

As of June 30, 2021, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 117 issuers with fair values totaling $116.6 million and revenue bonds issued by 175 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $575.1 million. The Company also held investments in general obligation bonds in 21 states, including eight states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 25 states, including 13 states in which the aggregate fair value exceeded $5.0 million.

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

Both general obligation and revenue bonds are diversified across many issuers. As of June 30, 2021 and as of December 31, 2020, the Company held revenue bonds of two issuers, located in Ohio, of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. The issuer’s financial condition is strong and the source of repayment is diversified. The Company monitors the investments and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of June 30, 2021, all were within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of June 30, 2021, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio by classes of loans/leases as of June 30, 2021 and December 31, 2020 is presented as follows:

June 30, 2021
(dollars in thousands)

C&I:
C&I - revolving	$182,882
C&I - other *	1,505,384
1,688,266

CRE - owner occupied	427,734
CRE - non-owner occupied	618,879
Construction and land development	708,289
Multi-family	466,804
Direct financing leases**	56,153
1-4 family real estate***	382,142
Consumer	69,438
4,417,705
Allowance for credit losses	(78,894)
$4,338,811
** Direct financing leases:
Net minimum lease payments to be received	$61,781
Estimated unguaranteed residual values of leased assets	165
Unearned lease/residual income	(5,793)
56,153
Plus deferred lease origination costs, net of fees	783
56,936
Less allowance for credit losses	(1,976)
$54,960

December 31, 2020

C&I loans*	$1,726,723
CRE loans
Owner-occupied CRE	496,471
Commercial construction, land development, and other land	541,455
Other non owner-occupied CRE	1,069,703
2,107,629

Direct financing leases **	66,016
Residential real estate loans ***	252,121
Installment and other consumer loans	91,302
4,243,791
Plus deferred loan/lease origination costs, net of fees	7,338
4,251,129
Less allowance	(84,376)
$4,166,753
** Direct financing leases:
Net minimum lease payments to be received	$72,940
Estimated unguaranteed residual values of leased assets	239
Unearned lease/residual income	(7,163)
66,016
Plus deferred lease origination costs, net of fees	1,072
67,088
Less allowance	(1,764)
$65,324

*     Includes equipment financing agreements outstanding at m2, totaling $202.4 million and $171.5 million as of June 30, 2021 and December 31, 2020, respectively and PPP loans totaling $147.5 million and $273.1 million as of June 30, 2021 and December 31, 2020, respectively.

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

*** Includes residential real estate loans held for sale totaling $4.5 million and $3.8 million as of June 30, 2021 and December 31, 2020, respectively.

Changes in accretable yield for acquired loans were as follows:

	Three months ended June 30, 2021			Six months ended June 30, 2021
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total

	(dollars in thousands)

Balance at the beginning of the period	$—	$(2,530)	$(2,530)	$—	$(3,139)	$(3,139)
Accretion recognized	—	341	341	—	950	950
Balance at the end of the period	$—	$(2,189)	$(2,189)	$—	$(2,189)	$(2,189)

	Three months ended June 30, 2020			Six months ended June 30, 2020
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total

	(dollars in thousands)

Balance at the beginning of the period	$(59)	$(5,725)	$(5,784)	$(57)	$(6,378)	$(6,435)
Reclassification of nonaccretable discount to accretable	—	—	—	(30)	—	(30)
Accretion recognized	1	790	791	29	1,443	1,472
Balance at the end of the period	$(58)	$(4,935)	$(4,993)	$(58)	$(4,935)	$(4,993)

The aging of the loan/lease portfolio by classes of loans/leases as of June 30, 2021 and December 31, 2020 is presented as follows:

	As of June 30, 2021
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$182,882	$—	$—	$—	$—	$182,882
C&I - other	1,498,911	1,252	205	57	4,959	1,505,384
CRE - owner occupied	426,603	865	266	—	—	427,734
CRE - non-owner occupied	618,483	—	396	—	—	618,879
Construction and land development	708,214	—	—	—	75	708,289
Multi-family	466,804	—	—	—	—	466,804
Direct financing leases	55,779	76	137	—	161	56,153
1-4 family real estate	378,314	228	631	—	2,969	382,142
Consumer	69,320	52	—	—	66	69,438
	$4,405,310	$2,473	$1,635	$57	$8,230	$4,417,705

As a percentage of total loan/lease portfolio	99.72%	0.05%	0.04%	0.00%	0.19%	100.00%

	As of December 31, 2020
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I	$1,720,058	$1,535	$323	$—	$4,807	$1,726,723
CRE
Owner-occupied CRE	496,459	—	—	—	12	496,471
Commercial construction, land development, and other land	541,455	—	—	—	—	541,455
Other non-owner occupied CRE	1,062,215	—	—	—	7,488	1,069,703
Direct financing leases	64,918	501	191	—	406	66,016
Residential real estate	249,364	1,512	223	—	1,022	252,121
Installment and other consumer	91,047	43	4	3	205	91,302
	$4,225,516	$3,591	$741	$3	$13,940	$4,243,791

As a percentage of total loan/lease portfolio	99.57%	0.08%	0.02%	0.00%	0.33%	100.00%

NPLs by classes of loans/leases as of June 30, 2021 and December 31, 2020 are presented as follows:

	As of June 30, 2021
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	57	4,736	223	5,016	60.52
CRE - owner occupied	—	—	—	—	-
CRE - non-owner occupied	—	—	—	—	-
Construction and land development	—	75	—	75	0.91
Multi-family	—	—	—	—	-
Direct financing leases	—	110	51	161	1.94
1-4 family real estate	—	2,969	—	2,969	35.83
Consumer	—	66	—	66	0.80
	$57	$7,956	$274	$8,287	100.00%

The Company did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2021.

	As of December 31, 2020
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More	Loans/Leases *	Accruing TDRs	Total NPLs	Total NPLs

	(dollars in thousands)

C&I	$—	$4,807	$606	$5,413	36.87%
CRE
Owner-occupied CRE	—	12	—	12	0.08%
Commercial construction, land development, and other land	—	—	—	—	-%
Other non-owner occupied CRE	—	7,488	—	7,488	50.99%
Direct financing leases	—	406	135	541	3.68%
Residential real estate	—	1,022	—	1,022	6.96%
Installment and other consumer	3	205	—	208	1.42%
	$3	$13,940	$741	$14,684	100.00%

*   Nonaccrual loans/leases included $984 thousand of TDRs, including $836 thousand in CRE loans, $100 thousand in direct financing leases, $48 thousand in installment loans.

Changes in the ACL-loans/leases by portfolio segment for the three and six months ended June 30, 2021 and 2020, respectively, are presented as follows:

	Three Months Ended June 30, 2021
					CRE	CRE	Construction		Direct	Residential	1-4
		C&I -	C&I -		Owner	Non-Owner	and Land	Multi-	Financing	Real	Family
	C&I	Revolving	Other*	CRE	Occupied	Occupied	Development	Family	Leases	Estate	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$—	$3,547	$33,167	$—	$9,147	$11,155	$12,327	$6,278	$—	$—	$5,165	$1,045	$81,831
Provision	—	(370)	(2)	—	(1,121)	(376)	1,313	849	—	—	(105)	(329)	(141)
Charge-offs	—	—	(998)	—	—	(1,876)	—	(150)	—	—	(646)	(4)	(3,674)
Recoveries	—	—	158	—	(6)	8	—	—	—	—	511	207	878
Balance, ending	$—	$3,177	$32,325	$—	$8,020	$8,911	$13,640	$6,977	$—	$—	$4,925	$919	$78,894

	Six Months Ended June 30, 2021
					CRE -	CRE -	Construction		Direct	Residential
		C&I -	C&I -		Owner	Non-Owner	and Land	Multi	Financing	Real	1-4
	C&I	Revolving	Other**	CRE	Occupied	Occupied	Development	Family	Leases	Estate	Family	Consumer	Total

	(dollars in thousands)

Balance, beginning	$35,421	$—	$—	$42,161	$—	$—	$—	$—	$1,764	$3,732	$—	$1,298	$84,376
Adoption of ASU 2016-13	(35,421)	2,982	29,130	(42,161)	8,696	11,428	11,999	5,836	(1,764)	(3,732)	5,042	(137)	(8,102)
Provision	—	195	4,547	—	(670)	(662)	1,641	1,291	—	—	56	(546)	5,852
Charge-offs	—	—	(1,666)	—	—	(1,876)	—	(150)	—	—	(690)	(5)	(4,387)
Recoveries	—	—	314	—	(6)	21	—	—	—	—	517	309	1,155
Balance, ending	$—	$3,177	$32,325	$—	$8,020	$8,911	$13,640	$6,977	$—	$—	$4,925	$919	$78,894

*   Included within the C&I – Other column are ACL on leases with a beginning balance of $2.2 million, negative provision of $144 thousand, charge-offs of $130 thousand and recoveries of $58 thousand. ACL on leases was $2.0 million as of June 30, 2021.

**   Included within the C&I – Other column are ACL on leases with a beginning balance of $1.8 million, adoption impact of $685 thousand, negative provision of $279 thousand, charge-offs of $328 thousand and recoveries of $134 thousand. ACL on leases was $2.0 million as of June 30, 2021.

	Three Months Ended June 30, 2020
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Balance, beginning	$18,151	$19,269	$1,303	$2,313	$1,197	$42,233
Provision	7,859	10,365	887	697	107	19,915
Charge-offs	(340)	(511)	(595)	—	(4)	(1,450)
Recoveries	78	—	44	—	7	129
Balance, ending	$25,748	$29,123	$1,639	$3,010	$1,307	$60,827

	Six Months Ended June 30, 2020
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Balance, beginning	$16,072	$15,379	$1,464	$1,948	$1,138	$36,001
Provisions	11,556	14,181	1,281	1,033	231	28,282
Charge-offs	(1,979)	(511)	(1,195)	—	(100)	(3,785)
Recoveries	99	74	89	29	38	329
Balance, ending	$25,748	$29,123	$1,639	$3,010	$1,307	$60,827

The composition of the ACL-loans/leases by portfolio segment based on evaluation method are as follows:

	As of June 30, 2021
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I – Revolving	$2,725	$180,157	$182,882	$189	$2,988	$3,177
C&I - Other*	40,175	1,521,362	1,561,537	3,762	28,563	32,325
	42,900	1,701,519	1,744,419	3,951	31,551	35,502
CRE - owner occupied	5,425	422,309	427,734	283	7,737	8,020
CRE - non-owner occupied	19,879	599,000	618,879	46	8,865	8,911
Construction and Land Development	10,553	697,736	708,289	12	13,628	13,640
Multi-family	—	466,804	466,804	—	6,977	6,977
1-4 family real estate	4,683	377,459	382,142	491	4,434	4,925
Consumer	271	69,167	69,438	36	883	919
	$83,711	$4,333,994	$4,417,705	$4,819	$74,075	$78,894

*   Included within the C&I – Other category are leases individually evaluated of $161 thousand with a related allowance for credit losses of $33 thousand and leases collectively evaluated of $56.0 million with a related allowance for credit losses of $1.9 million.

Information for impaired loans/leases prior to adoption of ASU 2016-13 on January 1, 2021, is presented in the tables below.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease.  The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the six months ended June 30, 2020 are presented as follows:

						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received
	(dollars in thousands)
Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,978	$2,051	$—	$1,512	$25	$25
CRE
Owner-occupied CRE	320	577	—	128	—	—
Commercial construction, land development, and other land	—	—	—	—	—	—
Other non-owner occupied CRE	965	965	—	742	14	14
Direct financing leases	1,364	1,364	—	1,379	11	11
Residential real estate	624	652	—	474	—	—
Installment and other consumer	562	562	—	525	—	—
	$5,813	$6,171	$—	$4,760	$50	$50

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$569	$569	$341	$479	$—	$—
CRE
Owner-occupied CRE	—	—	—	—	—	—
Commercial construction, land development, and other land	—	—	—	—	—	—
Other non-owner occupied CRE	6,530	6,530	1,692	5,329	—	—
Direct financing leases	55	55	20	59	—	—
Residential real estate	260	260	23	206	—	—
Installment and other consumer	78	78	78	67	—	—
	$7,492	$7,492	$2,154	$6,140	$—	$—

Total Impaired Loans/Leases:
C&I	$2,547	$2,620	$341	$1,991	$25	$25
CRE
Owner-occupied CRE	320	577	—	128	—	—
Commercial construction, land development, and other land	—	—	—	—	—	—
Other non-owner occupied CRE	7,495	7,495	1,692	6,071	14	14
Direct financing leases	1,419	1,419	20	1,438	11	11
Residential real estate	884	912	23	680	—	—
Installment and other consumer	640	640	78	592	—	—
	$13,305	$13,663	$2,154	$10,900	$50	$50

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended June 30, 2020 are presented as follows:

	Three Months Ended June 30, 2020
			Interest Income
	Average		Recognized for
	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Recognized	Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,742	$13	$13
CRE
Owner-Occupied CRE	174	—	—
Commercial Construction, Land Development, and Other Land	—	—	—
Other Non Owner-Occupied CRE	978	7	7
Direct Financing Leases	1,411	6	6
Residential Real Estate	524	—	—
Installment and Other Consumer	550	—	—
	$5,379	$26	$26

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$568	$—	$—
CRE
Owner-Occupied CRE	—	—	—
Commercial Construction, Land Development, and Other Land	—	—	—
Other Non Owner-Occupied CRE	6,560	—	—
Direct Financing Leases	57	—	—
Residential Real Estate	220	—	—
Installment and Other Consumer	70	—	—
	$7,475	$—	$—

Total Impaired Loans/Leases:
C&I	$2,310	$13	$13
CRE
Owner-Occupied CRE	174	—	—
Commercial Construction, Land Development, and Other Land	—	—	—
Other Non Owner-Occupied CRE	7,538	7	7
Direct Financing Leases	1,468	6	6
Residential Real Estate	744	—	—
Installment and Other Consumer	620	—	—
	$12,854	$26	$26

Loans/leases, by classes of financing receivable, considered to be impaired as of December 31, 2020 are presented as follows:

	December 31, 2020

						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received
	(dollars in thousands)

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,361	$1,441	$—	$1,002	$33	$33
CRE
Owner-occupied CRE	—	—	—	—	—	—
Commercial construction, land development, and other land	—	—	—	—	—	—
Other non-owner occupied CRE	1,133	1,933	—	494	29	29
Direct financing leases	578	578	—	483	17	17
Residential real estate	719	719	—	476	—	—
Installment and other consumer	133	133	—	121	—	—
	$3,924	$4,804	$—	$2,576	$79	$79

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$4,020	$4,020	$650	$1,555	$—	$—
CRE
Owner-occupied CRE	—	—	—	—	—	—
Commercial construction, land development, and other land	—	—	—	—	—	—
Other non-owner occupied CRE	6,354	6,354	1,938	5,726	—	—
Direct financing leases	—	—	—	—	—	—
Residential real estate	258	258	20	227	—	—
Installment and other consumer	72	72	72	70	—	—
	$10,704	$10,704	$2,680	$7,578	$—	$—

Total Impaired Loans/Leases:
C&I	$5,381	$5,461	$650	$2,557	$33	$33
CRE
Owner-occupied CRE	—	—	—	—	—	—
Commercial construction, land development, and other land	—	—	—	—	—	—
Other non-owner occupied CRE	7,487	8,287	1,938	6,220	29	29
Direct financing leases	578	578	—	483	17	17
Residential real estate	977	977	20	703	—	—
Installment and other consumer	205	205	72	191	—	—
	$14,628	$15,508	$2,680	$10,154	$79	$79

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

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses:

	As of June 30, 2021
		Non
	Commercial	Owner-Occupied	Owner Occupied
	Assets	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - Revolving	$2,475	$—	$—	$—	$250	$—	$2,725
C&I - Other*	852	—	2,591	6,224	30,508	—	40,175
	3,327	—	2,591	6,224	30,758	—	42,900
CRE - owner occupied	—	—	5,425	—	—	—	5,425
CRE - non-owner occupied	—	19,879	—	—	—	—	19,879
Construction and Land Development	—	10,478	75	—	—	—	10,553
Multi-family	—	—	—	—	—	—	—
1-4 Family Real Estate	—	2,532	2,151	—	—	—	4,683
Consumer	—	—	248	—	—	23	271
	$3,327	$32,889	$10,490	$6,224	$30,758	$23	$83,711

*   Included within the C&I – Other category are leases individually evaluated of $161 thousand with primary collateral of equipment.

For certain C&I loans, all CRE loans, certain construction and land development loans, all multifamily loans and certain 1-4 family residential loans, the Company’s credit quality indicator consists of internally assigned risk ratings.  Each such loan is assigned a risk rating upon origination. The risk rating is reviewed every 15 months, at a minimum, and on an as-needed basis depending on the specific circumstances of the loan.

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

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of June 30, 2021:

	As of June 30, 2021
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2021	2020	2019	2018	2017	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass (Ratings 1 through 5)	$—	$—	$—	$—	$—	$—	$177,045	$177,045
Special Mention (Rating 6)	—	—	—	—	—	—	3,112	3,112
Substandard (Rating 7)	—	—	—	—	—	—	2,725	2,725
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$182,882	$182,882

C&I - other
Pass (Ratings 1 through 5)	$316,725	$437,339	$208,611	$125,116	$117,406	$56,478	$—	$1,261,675
Special Mention (Rating 6)	146	693	—	69	495	1,259	—	2,662
Substandard (Rating 7)	8,481	6,952	16,690	366	60	6,131	—	38,680
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - other	$325,352	$444,984	$225,301	$125,551	$117,961	$63,868	$—	$1,303,017

CRE - owner occupied
Pass (Ratings 1 through 5)	$65,781	$159,219	$63,344	$32,677	$23,452	$64,232	$10,344	$419,049
Special Mention (Rating 6)	901	—	178	244	672	1,266	—	3,261
Substandard (Rating 7)	214	—	1,921	1,261	2,028	—	—	5,424
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$66,896	$159,219	$65,443	$34,182	$26,152	$65,498	$10,344	$427,734

CRE - non-owner occupied
Pass (Ratings 1 through 5)	$81,897	$177,081	$91,579	$76,121	$72,401	$51,555	$6,570	$557,204
Special Mention (Rating 6)	5,019	8,617	1,846	15,288	4,201	5,673	1,151	41,795
Substandard (Rating 7)	419	—	17,000	499	957	—	1,005	19,880
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$87,335	$185,698	$110,425	$91,908	$77,559	$57,228	$8,726	$618,879

Construction and land development
Pass (Ratings 1 through 5)	$144,416	$231,399	$171,796	$117,381	$7,770	$2,613	$8,634	$684,009
Special Mention (Rating 6)	—	—	—	593	—	—	—	593
Substandard (Rating 7)	—	—	10,478	—	—	—	—	10,478
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Construction and land development	$144,416	$231,399	$182,274	$117,974	$7,770	$2,613	$8,634	$695,080

Multi-family
Pass (Ratings 1 through 5)	$125,743	$206,255	$66,161	$47,105	$7,420	$11,359	$2,761	$466,804
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	—	—	—	—	—	—	—	—
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Multi-family	$125,743	$206,255	$66,161	$47,105	$7,420	$11,359	$2,761	$466,804

1-4 family real estate
Pass (Ratings 1 through 5)	$27,769	$33,721	$19,874	$12,928	$7,333	$8,990	$6,122	$116,737
Special Mention (Rating 6)	38	—	—	—	152	—	—	190
Substandard (Rating 7)	2,532	—	—	—	—	—	—	2,532
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$30,339	$33,721	$19,874	$12,928	$7,485	$8,990	$6,122	$119,459

Total	$780,081	$1,261,276	$669,478	$429,648	$244,347	$209,556	$219,469	$3,813,855

	As of June 30, 2021
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2021	2020	2019	2018	2017	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$63,299	$65,043	$43,563	$21,207	$7,542	$751	$—	$201,405
Nonperforming	69	290	423	72	85	23	—	962
Total C&I - other	$63,368	$65,333	$43,986	$21,279	$7,627	$774	$—	$202,367

Direct financing leases
Performing	$4,358	$15,240	$15,002	$12,725	$6,349	$2,318	$—	$55,992
Nonperforming	—	—	—	57	31	73	—	161
Total Direct financing leases	$4,358	$15,240	$15,002	$12,782	$6,380	$2,391	$—	$56,153

Construction and land development
Performing	$3,111	$9,299	$213	$511	$—	$—	$—	$13,134
Nonperforming	—	—	—	—	75	—	—	75
Total Construction and land development	$3,111	$9,299	$213	$511	$75	$—	$—	$13,209

1-4 family real estate
Performing	$67,843	$86,487	$24,356	$13,340	$13,954	$56,239	$28	$262,247
Nonperforming	—	—	72	—	—	364	—	436
Total 1-4 family real estate	$67,843	$86,487	$24,428	$13,340	$13,954	$56,603	$28	$262,683

Consumer
Performing	$3,418	$6,882	$2,788	$2,321	$848	$3,034	$50,081	$69,372
Nonperforming	47	—	—	—	17	1	1	66
Total Consumer	$3,465	$6,882	$2,788	$2,321	$865	$3,035	$50,082	$69,438

Total	$142,145	$183,241	$86,417	$50,233	$28,901	$62,803	$50,110	$603,850

* Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

For each class of financing receivable, the following table presents the recorded investment by credit quality indicator as of December 31, 2020:

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

As of June 30, 2021 and December 31, 2020, TDRs totaled $3.1 million and $1.7 million, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three and six months ended June 30, 2021 and June 30, 2020. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended June 30, 2021				For the six months ended June 30, 2021
		Pre-	Post-			Pre-	Post-
	Number of	Modification	Modification		Number of	Modification	Modification
	Loans/	Recorded	Recorded	Specific	Loans/	Recorded	Recorded	Specific
Classes of Loans/Leases	Leases	Investment	Investment	Allowance	Leases	Investment	Investment	Allowance

	(dollars in thousands)
CONCESSION - Extension of Maturity
Consumer	1	$2,532	$2,532	$182	1	$2,532	$2,532	$182

CONCESSION - Interest Rate Adjusted Below Market
1-4 Family	1	$54	$54	$6	1	$54	$54	$6
Consumer	1	13	13	1	1	13	13	1
	2	$67	$67	$7	2	$67	$67	$7

TOTAL	3	$2,599	$2,599	$189	3	$2,599	$2,599	$189

	For the three months ended June 30, 2020				For the six months ended June 30, 2020
		Pre-	Post-			Pre-	Post-
	Number of	Modification	Modification		Number of	Modification	Modification
	Loans/	Recorded	Recorded	Specific	Loans/	Recorded	Recorded	Specific
Classes of Loans/Leases	Leases	Investment	Investment	Allowance	Leases	Investment	Investment	Allowance

	(dollars in thousands)
CONCESSION - Significant Payment Delay
C&I	—	$—	$—	$—	2	$111	$111	$—
Direct Financing Leases	2	78	78	—	3	145	145	—
	2	$78	$78	$—	5	$256	$256	$—

TOTAL	2	$78	$78	$—	5	$256	$256	$—

Of the loans restructured during the three and six months ended June 30, 2021, two with a post-modification recorded investment totaling $2.6 million were on nonaccrual and of the loans restructured during the three and six months ended June 30, 2020, none were on nonaccrual.

For the three and six months ended June 30, 2021, none of the Company's TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

For the three months ended June 30, 2020, two of the Company's TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.  These TDRs were related to one equipment financing agreement customer whose loans were restructured in fourth quarter of 2019 with pre-modification balances totaling $93 thousand.  For the six months ended June 30, 2020, three of the Company’s TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.  These TDRs included the two that defaulted in the three months ended June 30, 2020 as well as a lease that was restructured in the fourth quarter of 2019 with pre-modification balances totaling $55 thousand.

Not included in the table above are seven TDRs that were restructured and charged off for the six months ended June 30, 2020, totaling $354 thousand.

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

The Company implemented its LRP offering to extend qualifying customers’ payments for 90 days.  As of  June 30, 2021, there were no bank modifications and 29 m2 modifications of loans and leases totaling $4.7 million, representing 0.11% of the total loan and lease portfolio, that were on deferral as of such date.

On December 27, 2020, former President Trump signed the Consolidated Appropriations Act, which extended the debt relief program to the earlier of 60 days after the national emergency termination date or January 1, 2022.  The Company intends to allow qualifying commercial and consumer clients to defer payments under the new guidance.

The adoption of ASU 2016-13 required an allowance for OBS exposures, specifically on unfunded commitments. Changes in the ACL for OBS exposures for the three and six months ended June 30, 2021 and 2020 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

	(dollars in thousands)

Balance, beginning	$9,846	$—	$—	$—
Impact of adopting ASU 2016-13	—	—	9,117	—
Provisions charged to expense	141	—	870	—
Balance, ending	$9,987	$—	$9,987	$—

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES

Derivatives are summarized as follows as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

	(dollars in thousands)
Assets:
Interest rate caps - hedged	$613	$259
Interest rate caps	158	67
Interest rate swaps - hedged	1,490	—
Interest rate swaps	191,134	222,431
	$193,395	$222,757

Liabilities:
Interest rate swaps - hedged	$(4,958)	$(6,839)
Interest rate swaps	(191,134)	(222,431)
	$(196,092)	$(229,270)

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

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	June 30, 2021	December 31, 2020
(dollars in thousands)

Deposits	1/1/2020	1/1/2023	Derivatives - Assets	$25,000	1.75%	$3	$3
Deposits	1/1/2020	1/1/2023	Derivatives - Assets	50,000	1.57	8	5
Deposits	1/1/2020	1/1/2023	Derivatives - Assets	25,000	1.80	3	3
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.75	35	15
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	50,000	1.57	73	31
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.80	37	15
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.75	110	46
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	50,000	1.57	229	94
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.80	115	47
				$300,000		$613	$259

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

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	June 30, 2021	December 31, 2020

(dollars in thousands)

1/1/2020	1/1/2023	Derivatives - Assets	$25,000	1.90%	$3	$2
2/1/2020	2/1/2024	Derivatives - Assets	25,000	1.90	35	15
3/1/2020	3/1/2025	Derivatives - Assets	25,000	1.90	120	50
			$75,000		$158	$67

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.    All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	June 30, 2021	December 31, 2020
(dollars in thousands)
QCBT - Loans	7/1/2021	7/1/2031	Derivatives - Assets	35,000	1.40%	2.81%	351		N/A
CRBT - Loans	7/1/2021	7/1/2031	Derivatives - Assets	50,000	1.40%	2.81%	502		N/A
CSB - Loans	7/1/2021	7/1/2031	Derivatives - Assets	40,000	1.40%	2.81%	386		N/A
SFCB - Loans	7/1/2021	7/1/2031	Derivatives - Assets	25,000	1.40%	2.81%	251		N/A
				$150,000			$1,490	$	N/A

The Company has entered into interest rate swaps to hedge against the risk of rising rates on its rolling fixed rate short-term FHLB advances or brokered CDs and its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	June 30, 2021	December 31, 2020
(dollars in thousands)
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Liabilities	10,000	3.00%	5.85%	(1,282)	(1,767)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Liabilities	8,000	3.00%	5.85%	(1,025)	(1,414)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Liabilities	10,000	1.74%	4.54%	(1,246)	(1,721)
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Liabilities	3,000	2.30%	5.17%	(383)	(529)
Community National Statutory Trust III	9/15//2018	9/15/2028	Derivatives - Liabilities	3,500	1.87%	4.75%	(447)	(616)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Liabilities	4,500	1.87%	4.75%	(575)	(792)
				$39,000			$(4,958)	$(6,839)

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

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	June 30, 2021		December 31, 2020
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$3,149,265	$191,134	$1,539,602	$222,431
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$3,149,265	$191,134	$1,539,602	$222,431

Swap fee income totaled $9.6 million and $19.9 million for the three months ended June 30, 2021 and 2020, respectively.  Swap fee income totaled $23.1 million and $26.7 million for the six months ended June 30, 2021 and 2020, respectively.

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	June 30, 2021	December 31, 2020

	(dollars in thousands)

Cash	$22,660	$45,719
U.S govt. sponsored agency securities	3,612	3,628
Municipal securities	85,895	85,937
Residential mortgage-backed and related securities	78,733	89,646
	$190,900	$224,930

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

NOTE 5 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three and six months ended June 30, 2021 and June 30, 2020:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$5,699	21.0%	$3,472	21.0%	$10,219	21.0%	$6,226	21.0%
Tax exempt income, net	(1,802)	(6.6)	(1,247)	(7.5)	(3,521)	(7.2)	(2,472)	(8.3)
Bank-owned life insurance	(95)	(0.4)	(115)	(0.7)	(194)	(0.4)	(170)	(0.6)
State income taxes, net of federal benefit, current year	1,247	4.6	776	4.7	2,271	4.7	1,453	4.9
Tax credits	(57)	(0.2)	(116)	(0.7)	(114)	(0.2)	(232)	(0.8)
Excess tax benefit on stock options exercised and restricted stock awards vested	(40)	(0.1)	2	—	(204)	(0.4)	(262)	(0.9)
Other	(164)	(0.6)	26	0.1	(128)	(0.3)	139	0.5
Federal and state income tax expense	$4,788	17.6%	$2,798	16.9%	$8,329	17.2%	$4,682	15.8%

NOTE 6 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands, except share data)

Net income	$22,349	$13,739	$40,331	$24,967

Basic EPS	$1.41	$0.87	$2.55	$1.58
Diluted EPS	$1.39	$0.86	$2.52	$1.56

Weighted average common shares outstanding	15,813,932	15,747,056	15,808,788	15,771,926
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	231,307	148,280	226,606	185,032
Weighted average common and common equivalent shares outstanding	16,045,239	15,895,336	16,035,394	15,956,958

NOTE 7 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at June 30, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
June 30, 2021:
Securities AFS:
U.S. govt. sponsored agency securities	$14,670	$—	$14,670	$—
Residential mortgage-backed and related securities	106,138	—	106,138	—
Municipal securities	169,320	—	169,320	—
Asset-backed securities	31,779	—	31,779	—
Other securities	15,379	—	15,379	—
Derivatives	193,395	—	193,395	—
Total assets measured at fair value	$530,681	$—	$530,681	$—

Derivatives	$196,092	$—	$196,092	$—
Total liabilities measured at fair value	$196,092	$—	$196,092	$—

December 31, 2020:
Securities AFS:
U.S. govt. sponsored agency securities	$15,336	$—	$15,336	$—
Residential mortgage-backed and related securities	132,842	—	132,842	—
Municipal securities	152,408	—	152,408	—
Asset-backed securities	40,683	—	40,683	—
Other securities	20,697	—	20,697	—
Derivatives	222,757	—	222,757	—
Total assets measured at fair value	$584,723	$—	$584,723	$—

Derivatives	$229,270	$—	$229,270	$—
Total liabilities measured at fair value	$229,270	$—	$229,270	$—

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

Interest rate swaps are used for the purpose of hedging interest rate risk on loans, FHLB advances, brokered deposits and junior subordinated debt. The interest rate swaps are further described in Note 4 to the Consolidated Financial Statements.

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

Assets measured at fair value on a non-recurring basis comprise the following at June 30, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

June 30, 2021:
Loans/leases evaluated individually	$85,276	$—	$—	$85,276
OREO	1,966	—	—	1,966
	$87,242	$—	$—	$87,242

December 31, 2020:
Loans/leases evaluated individually	$9,926	$—	$—	$9,926
OREO	22	—	—	22
	$9,948	$—	$—	$9,948

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	June 30,	December 31,
	2021	2020	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$85,276	$9,926	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
OREO	1,966	22	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the loans/leases evaluated individually and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three and six months ended June 30, 2021 and 2020.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of June 30, 2021		As of December 31, 2020
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$55,598	$55,598	$61,329	$61,329
Federal funds sold	Level 2	1,340	1,340	9,080	9,080
Interest-bearing deposits at financial institutions	Level 2	87,440	87,440	86,596	86,596
Investment securities:
HTM	Level 2	473,159	523,442	476,165	521,277
AFS	Level 2	337,286	337,286	361,966	361,966
Loans/leases receivable, net	Level 3	78,959	85,276	9,191	9,926
Loans/leases receivable, net	Level 2	4,259,852	4,174,761	4,157,562	4,112,735
Derivatives	Level 2	193,395	193,395	222,757	222,757

Deposits:
Nonmaturity deposits	Level 2	4,232,439	4,232,439	4,138,478	4,138,478
Time deposits	Level 2	456,496	453,483	460,659	465,681
Short-term borrowings	Level 2	7,070	7,070	5,430	5,430
FHLB advances	Level 2	40,000	39,996	15,000	14,998
Subordinated notes	Level 2	113,771	116,441	118,691	112,406
Junior subordinated debentures	Level 2	38,067	30,799	37,993	30,618
Derivatives	Level 2	196,092	196,092	229,270	229,270

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

Selected financial information on the Company's business segments is presented as follows as of and for the three and six months ended June 30, 2021 and 2020.

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	SFCB	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended June 30, 2021
Total revenue	$21,676	$26,498	$10,809	$9,181	$137	$(102)	$68,199
Net interest income	16,152	14,005	8,672	6,479	(2,119)	327	43,516
Provision for credit losses	136	(692)	756	(200)	—	—	—
Net income (loss) from continuing operations	8,679	11,145	3,109	3,685	22,320	(26,589)	22,349
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	1,946	2,979	5,440	—	—	10,365
Total assets	2,059,634	1,913,761	1,079,930	850,067	81,076	(179,303)	5,805,165

Three Months Ended June 30, 2020
Total revenue	$21,712	$35,505	$9,853	$9,533	$18,461	$(17,788)	$77,276
Net interest income	15,653	12,820	7,538	6,201	(1,509)	245	40,948
Provision for loan/lease losses	7,539	7,160	2,811	2,405	—	—	19,915
Net income (loss) from continuing operations	3,999	11,043	569	1,899	13,650	(17,421)	13,739
Goodwill	3,223	14,980	9,888	45,975	182	—	74,248
Intangibles	—	2,437	3,643	6,344	1,448	—	13,872
Total assets	1,984,245	2,021,043	903,648	745,470	715,740	(765,385)	5,604,761

Six Months Ended June 30, 2021
Total revenue	$42,960	$56,855	$21,232	$17,927	$503	$(224)	$139,253
Net interest income	31,938	27,611	17,040	12,548	(4,221)	575	85,491
Provision for loan/lease losses	2,248	1,492	2,122	851	—	—	6,713
Net income (loss)	15,843	22,541	5,171	5,954	40,268	(49,446)	40,331
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	1,946	2,979	5,440	—	—	10,365
Total assets	2,059,634	1,913,761	1,079,930	850,067	81,076	(179,303)	5,805,165

Six Months Ended June 30, 2020
Total revenue	$43,399	$58,384	$20,074	$18,224	$34,875	$(33,502)	$141,454
Net interest income	30,080	24,206	15,038	11,843	(2,998)	477	78,646
Provision for loan/lease losses	10,722	9,410	4,775	3,375	—	—	28,282
Net income (loss) from continuing operations	9,723	17,504	1,635	4,105	24,674	(32,674)	24,967
Goodwill	3,223	14,980	9,888	45,975	182	—	74,248
Intangibles	—	2,437	3,643	6,344	1,448	—	13,872
Total assets	1,984,245	2,021,043	903,648	745,470	715,740	(765,385)	5,604,761

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of June 30, 2021 and December 31, 2020, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of June 30, 2021 and

December 31, 2020 are presented in the following tables (dollars in thousands).  As of June 30, 2021 and December 31, 2020, each of the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2021:
Company:
Total risk-based capital	$760,593	14.72%	$413,445	>	8.00%	$542,647	>	10.50%	$516,806	>	10.00%
Tier 1 risk-based capital	581,919	11.26	310,084	>	6.00	439,285	>	8.50	413,445	>	8.00
Tier 1 leverage	581,919	10.29	226,250	>	4.00	226,250	>	4.00	282,812	>	5.00
Common equity Tier 1	543,852	10.52	232,563	>	4.50	361,764	>	7.00	335,924	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$228,180	13.15%	$138,799	>	8.00%	$182,174	>	10.50%	$173,499	>	10.00%
Tier 1 risk-based capital	206,355	11.89	104,099	>	6.00	147,474	>	8.50	138,799	>	8.00
Tier 1 leverage	206,355	9.75	84,699	>	4.00	84,699	>	4.00	105,874	>	5.00
Common equity Tier 1	206,355	11.89	78,075	>	4.50	121,449	>	7.00	112,774	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$243,211	13.86%	$140,431	>	8.00%	$184,316	>	10.50%	$175,539	>	10.00%
Tier 1 risk-based capital	221,202	12.60	105,323	>	6.00	149,208	>	8.50	140,431	>	8.00
Tier 1 leverage	221,202	11.95	74,072	>	4.00	74,072	>	4.00	92,590	>	5.00
Common equity Tier 1	221,202	12.60	78,992	>	4.50	122,877	>	7.00	114,100	>	6.50
Community State Bank:
Total risk-based capital	$114,512	11.99%	$76,389	>	8.00%	$100,261	>	10.50%	$95,487	>	10.00%
Tier 1 risk-based capital	102,521	10.74	57,292	>	6.00	81,164	>	8.50	76,389	>	8.00
Tier 1 leverage	102,521	9.78	41,943	>	4.00	41,943	>	4.00	52,429	>	5.00
Common equity Tier 1	102,521	10.74	42,969	>	4.50	66,841	>	7.00	62,066	>	6.50
Springfield First Community Bank:
Total risk-based capital	$91,663	12.60%	$58,189	>	8.00%	$76,373	>	10.50%	$72,736	>	10.00%
Tier 1 risk-based capital	82,554	11.35	43,641	>	6.00	61,825	>	8.50	58,189	>	8.00
Tier 1 leverage	82,554	10.53	31,351	>	4.00	31,351	>	4.00	39,189	>	5.00
Common equity Tier 1	82,554	11.35	32,731	>	4.50	50,915	>	7.00	47,278	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2020:
Company:
Total risk-based capital	$721,004	14.95%	$385,832	>	8.00%	$506,404	>	10.50%	$482,290	>	10.00%
Tier 1 risk-based capital	546,729	11.34	289,374	>	6.00	409,946	>	8.50	385,832	>	8.00
Tier 1 leverage	546,729	9.49	230,345	>	4.00	230,345	>	4.00	287,931	>	5.00
Common equity Tier 1	508,736	10.55	217,030	>	4.50	337,603	>	7.00	313,488	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$213,608	12.24%	$139,581	>	8.00%	$183,200	>	10.50%	$174,477	>	10.00%
Tier 1 risk-based capital	191,693	10.99	104,686	>	6.00	148,305	>	8.50	139,581	>	8.00
Tier 1 leverage	191,693	8.48	90,430	>	4.00	90,430	>	4.00	113,038	>	5.00
Common equity Tier 1	191,693	10.99	78,514	>	4.50	122,134	>	7.00	113,410	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$217,227	13.14%	$132,269	>	8.00%	$173,603	>	10.50%	$165,336	>	10.00%
Tier 1 risk-based capital	196,438	11.88	99,202	>	6.00	140,536	>	8.50	132,269	>	8.00
Tier 1 leverage	196,438	10.01	78,535	>	4.00	78,535	>	4.00	98,169	>	5.00
Common equity Tier 1	196,438	11.88	74,401	>	4.50	115,735	>	7.00	107,469	>	6.50
Community State Bank:
Total risk-based capital	$108,040	12.69%	$68,117	>	8.00%	$89,404	>	10.50%	$85,146	>	10.00%
Tier 1 risk-based capital	97,350	11.43	51,088	>	6.00	72,374	>	8.50	68,117	>	8.00
Tier 1 leverage	97,350	10.27	37,930	>	4.00	37,930	>	4.00	47,412	>	5.00
Common equity Tier 1	97,350	11.43	38,316	>	4.50	59,602	>	7.00	55,345	>	6.50
Springfield First Community Bank:
Total risk-based capital	$90,334	14.35%	$50,357	>	8.00%	$66,094	>	10.50%	$62,947	>	10.00%
Tier 1 risk-based capital	77,668	12.34	37,768	>	6.00	53,505	>	8.50	50,357	>	8.00
Tier 1 leverage	77,668	10.87	28,575	>	4.00	28,575	>	4.00	35,719	>	5.00
Common equity Tier 1	77,668	12.34	28,326	>	4.50	44,063	>	7.00	40,915	>	6.50

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three and six months ending June 30, 2021. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. Page locations and specific sections and notes that are referred to in this discussion are listed in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past twenty-eight years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of June 30, 2021, the Company had $5.8 billion in consolidated assets, including $4.3 billion in net loans/leases, and $4.7 billion in deposits.  The financial results of acquired/merged entities for the periods since their acquisition/merger are included in this report.  Further information related to acquired/merged entities has been presented in the Annual Reports previously filed with the SEC corresponding to the year of each acquisition/merger.

IMPACT OF COVID-19

The progression of the COVID-19 pandemic in the United States has had an impact on the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2021, and could continue to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

eligibility criteria. In December 2020, former President Trump signed into law a $900 billion pandemic relief bill to extend several aid programs in the CARES Act that were set to expire on December 31, 2020. The SBA reopened the PPP in January 2021 to allow certain eligible borrowers that did not previously receive a PPP loan to apply for a second draw PPP loan. At least $15 billion and $25 billion, respectively, was set aside from first draw and second draw PPP loans. On March 11, 2021, President Biden signed into law the American Rescue Plan Act, which allocated an additional $7.25 billion in funds to the PPP. The subsidiary banks have participated as lenders in the PPP. The PPP ended May 31, 2021.
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

Effects on the Company’s Business

The Company currently expects that the COVID-19 pandemic and the specific developments referred to above could have an on-going impact on its business.  In particular, the Company anticipates that a portion of the subsidiary banks’ borrowers in the hotel, restaurant, arts/entertainment/recreation and retail industries could continue to experience economic distress, and could adversely affect their ability to repay existing indebtedness, and could adversely impact the value of collateral pledged to the banks.  These developments, together with economic conditions generally, may impact the Company’s commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, the Company’s equipment leasing business and loan portfolio, the Company’s consumer loan business and loan portfolio, and the value of certain collateral securing the Company’s loans.  As a result, the Company anticipates that its asset quality and results of operations could be adversely affected, as described in further detail below.

The Company’s Response

As previously disclosed, the Company has taken numerous steps in response to the COVID-19 pandemic, including the following:

●	The Company implemented its LRP offering to extend qualifying customers’ payments for 90 days. As of June 30, 2021 there were no bank and 29 m2 modifications of loans and leases totaling $4.7 million representing 0.11% of the total loan and lease portfolio, that were currently on deferral.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	The Company has processed 2,633 loans for a total of $484 million as of June 30, 2021 under the PPP. PPP loans are included in the C&I - other category of loans in Note 3 of the Consolidated Financial Statements and total $147.5 million at June 30, 2021 compared to $273.1 million at December 31, 2020.

EXECUTIVE OVERVIEW

The Company reported net income of $22.3 million and diluted EPS of $1.39 for the quarter ended June 30, 2021. By comparison, for the quarter ended March 31, 2021 the Company reported net income of $18.0 million and diluted EPS of $1.12.  For the quarter ended June 30, 2020, the Company reported net income of $13.7 million, and diluted EPS of $0.86.  For the six months ended June 30, 2021, the Company reported net income of $40.3 million, and diluted EPS of $2.52.  By comparison, for the six months ended June 30, 2020, the Company reported net income of $25.0 million and diluted EPS of $1.56.

The second quarter of 2021 was also highlighted by the following results and events:

●	Record net income of $22.3 million, or $1.39 per diluted share;
●	Adjusted net income (non-GAAP) of $22.5 million, or $1.40 per diluted share;
●	NIM increased 2 basis points and Adjusted NIM (TEY)(non-GAAP) increased by 4 basis points to 3.28% and 3.44%, respectively;
●	Adjusted net interest income (non-GAAP) increased by $1.9 million, or 4.4%;
●	Annualized core loan and lease growth (non-GAAP) of 14.9% for the quarter, excluding SBA PPP loans;
●	Annualized core deposit growth of 4.9% for the quarter;
●	ACL for loans/leases to total loans/leases of 1.85%, excluding PPP loans (non-GAAP); and
●	Nonperforming assets improved by 28% for the quarter and now represent only 0.17% of total assets.

Following is a table that represents various income measurements for the Company.

	For the three months ended			For the six months ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020

	(dollars in thousands)

Net income	$22,349	$17,982	$13,739	$40,331	$24,967

Diluted earnings per common share	$1.39	$1.12	$0.86	$2.52	$1.56

Weighted average common and common equivalent shares outstanding	16,045,239	16,025,548	15,895,336	16,035,394	15,956,958

The Company reported adjusted net income (non-GAAP) of $22.5 million, with adjusted diluted EPS of $1.40.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended			For the six months ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020

	(dollars in thousands)

Net interest income	$43,516	$41,975	$40,948	$85,491	$78,646
Provision for credit losses	—	6,713	19,915	6,713	28,282
Noninterest income	19,296	23,489	28,626	42,785	43,822
Noninterest expense	35,675	37,228	33,122	72,903	64,537
Federal and state income tax expense	4,788	3,541	2,798	8,329	4,682
Net income	$22,349	$17,982	$13,739	$40,331	$24,967

Following are some noteworthy changes in the Company's financial results:

●	Net interest income in the second quarter of 2021 increased 4% compared to the first quarter of 2021. Net interest income increased 6% compared to the second quarter of 2020 and 9% when comparing the first six months of 2021 to the same period of the prior year. The increase was due to strong loan growth funded by even stronger core deposit growth allowing for improved mix in funding and minimizing loan yield reductions, driving NIM expansion.
●	There was no provision expense in the second quarter of 2021. Provision expense decreased $21.6 million when comparing the first six months of 2021 to the same period in the prior year. The decrease was primarily due to continued strong credit quality, a reduction in NPLs and improving economic conditions. Note that the provision amounts for prior years were calculated under different accounting standards due to the adoption of CECL on January 1, 2021. See the Provision for Credit Losses section of this report for additional details.
●	Noninterest income in the second quarter of 2021 decreased $4.2 million or 18% compared to the first quarter of 2021. Noninterest income decreased $9.3 million or 33% compared to the second quarter of 2020 and decreased $1.0 million or 2% when comparing the first six months of 2021 to the same period of the prior year. The decrease was primarily due to a $4 million reduction in swap fee income/capital market revenue as certain loans scheduled to close in the second quarter will now close in the third quarter due to factors outside of the Company’s control.
●	Noninterest expense decreased $1.6 million or 4% in the second quarter of 2021 compared to the first quarter of 2021. This decrease was due to several factors but was primarily the result of lower salary and benefits expense of $1.8 million, driven by lower incentive compensation and commission expense in the quarter due to lower swap fee income/capital market revenue and lower incentive compensation accruals. Partially offsetting this decrease was a $259 thousand increase in professional and data processing fees and a $226 thousand increase in advertising and marketing expense, both returning to more normalized levels from their lower levels in the first quarter. Noninterest expense increased $2.6 million or 8% compared to the second quarter of 2020 and increased $8.4 million or 13% when comparing the first six months of 2021 to the same period in the prior year. The increase was primarily due to increased incentive compensation with improved financial performance of the Company.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Report on Form 10-K for the year ended December 31, 2020. The Company's long-term strategic financial metrics are as follows:

●	Organic loan and lease growth of 9% per year, funded by core deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	June 30, 2021	March 31, 2021	June 30, 2020
Loan and lease growth organically **	Loans and leases growth	> 9% annually	14.7%	14.0%	5.0%
Fee income growth	Fee income growth	> 6% annually	(23.3)%	(15.9)%	31.7%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	(1.0)%	1.2%	(11.6)%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period that are then annualized for comparison. The calculations provided exclude non-core noninterest income and noninterest expense.

** Loan and lease growth excludes PPP loans.

It should be noted that these initiatives are long-term targets.

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the second quarter of 2021 to support its corporate strategy:

●	The Company grew loans and leases organically in the second quarter of 2021 by 14.9% on an annualized basis, excluding PPP loans (non-GAAP), driven by both our specialty finance group and our core commercial lending and leasing business.
●	Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. The Company acted as the correspondent bank for 186 downstream banks with average total noninterest bearing deposits of $348.4 million and average total interest bearing deposits of $335.6 million during the six months of 2021. By comparison, the Company acted as the correspondent bank for 191 downstream banks with average total noninterest bearing deposits of $249.2 million and average total interest bearing deposits of $505.2 million during the six months of 2020. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.
●	As a result of the low interest rate environment, the Company is focused on executing interest rate swaps on select commercial loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for the borrowers and the Company.
●	Noninterest expense for the first six months of 2021 totaled $72.9 million as compared to $64.5 million in the first six months of 2020. Salaries and employee benefits for the first six months of 2021 were up 20.3% from the same period of the prior year primarily due to the higher incentive compensation due to strong financial results.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management increased by $730.4 million in the first six months of 2021. There were 154 new relationships added in the first six months of 2021 totaling $191.3 million of new assets under management. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts. The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “TCE/TA ratio excluding PPP loans”, “adjusted net income”, “adjusted EPS”, “adjusted ROAA”, “NIM (TEY)”, “adjusted NIM”, “efficiency ratio”, “ACL to total loans and leases excluding PPP loans” and “loan growth annualized excluding PPP loans”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

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

The TCE/TA non-GAAP ratio has been a focus for investors and management believes that this ratio may assist investors in analyzing the Company's capital position without regard to the effects of intangible assets.  The TCE/TA ratio excluding PPP loans non-GAAP ratio is provided as the Company’s management believes this financial measure is important to investors as total assets for the quarters ended June 30, 2021 and March 31, 2021 were materially higher due to the addition of PPP loans.  By excluding the PPP loans, management believes the investor is provided a better comparison to prior periods for analysis.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ACL to total loans and leases, excluding PPP loans, and loan growth annualized, excluding PPP loans, are ratios that management utilizes to compare the Company to its peers. The Company’s management believes these financial measures are important to investors as total loans and leases for the quarters ended June 30, 2021 and March 31, 2021 were materially higher due to the addition of PPP loans which are guaranteed by the government and therefore do not necessitate an increase in ACL.  By excluding the PPP loans, the investor is provided a better comparison to prior periods for analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

	As of
GAAP TO NON-GAAP	June 30,	March 31,	June 30,
RECONCILIATIONS	2021	2021	2020

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$630,476	$608,719	$556,020
Less: Intangible assets	84,431	84,939	88,120
TCE (non-GAAP)	$546,045	$523,780	$467,900

Total assets (GAAP)	$5,805,165	$5,645,147	$5,604,761
Less: Intangible assets	84,431	84,939	88,120
TA (non-GAAP)	$5,720,734	$5,560,208	$5,516,641

TCE/TA ratio (non-GAAP)	9.55%	9.42%	8.48%

TCE/TA RATIO EXCLUDING PPP LOANS
Stockholders' equity (GAAP)	$630,476	$608,719	$556,020
Less: PPP loan interest income (post-tax)	10,788	9,479	2,085
Less: Intangible assets	84,431	84,939	88,120
TCE (non-GAAP)	$535,257	$514,301	$465,815

Total assets (GAAP)	$5,805,165	$5,645,147	$5,604,761
Less: PPP loans	147,506	243,860	358,052
Less: Intangible assets	84,431	84,939	88,120
TA (non-GAAP)	$5,573,228	$5,316,348	$5,158,589

TCE/TA ratio excluding PPP loans (non-GAAP)	9.60%	9.67%	9.03%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$22,349	$17,982	$13,739	$40,331	$24,967
Less non-core items (post-tax) (*):
Income:
Securities gains (losses), net	$(69)	$—	$51	$(69)	$51
Mark to market gains (losses) on unhedged derivatives, net	(58)	129	—	71	—
Total non-core income (non-GAAP)	$(127)	$129	$51	$2	$51
Expense:
Losses on liability extinguishment	$—	$—	$339	$—	$455
Goodwill impairment	—	—	—	—	500
Disposition costs	—	7	(66)	7	343
Post-acquisition compensation, transition and integration costs	—	—	55	—	175
Separation agreement	—	734	—	734	—
Total non-core expense (non-GAAP)	$—	$741	$329	$741	$1,472

Adjusted net income (non-GAAP)	$22,476	$18,594	$14,016	$41,070	$26,388

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$22,476	$18,594	$14,016	$41,070	$26,388

Weighted average common shares outstanding	15,813,932	15,803,643	15,747,056	15,808,788	15,771,926
Weighted average common and common equivalent shares outstanding	16,045,239	16,025,548	15,895,336	16,035,394	15,956,958

Adjusted EPS (non-GAAP):
Basic	$1.42	$1.18	$0.89	$2.60	$1.67
Diluted	$1.40	$1.16	$0.88	$2.56	$1.65

ADJUSTED ROAA
Adjusted net income (non-GAAP) (from above)	$22,476	$18,594	$14,016	$41,070	$26,388

Average Assets	$5,739,067	$5,668,850	$5,800,164	$5,704,151	$5,374,224

Adjusted ROAA (annualized) (non-GAAP)	1.57%	1.31%	0.97%	1.44%	0.98%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$43,516	$41,975	$40,948	$85,491	$78,646
Plus: Tax equivalent adjustment	2,444	2,267	1,728	4,702	3,517
Net interest income - tax equivalent (non-GAAP)	$45,960	$44,242	$42,676	$90,193	$82,163
Less: Acquisition accounting net accretion	291	504	736	795	1,361
Adjusted net interest income	45,669	43,738	41,940	89,398	80,802

Average earning assets	$5,320,881	$5,218,198	$5,252,663	$5,269,820	$4,856,842

NIM (GAAP)	3.28%	3.26%	3.14%	3.27%	3.26%
NIM (TEY) (non-GAAP)	3.46%	3.43%	3.27%	3.45%	3.40%
Adjusted NIM (TEY) (non-GAAP)	3.44%	3.40%	3.21%	3.42%	3.35%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$35,675	$37,228	$33,122	$72,903	$64,537

Net interest income (GAAP)	$43,516	$41,975	$40,948	$85,491	$78,646
Noninterest income (GAAP)	19,296	23,489	28,626	42,785	43,822
Total income	$62,812	$65,464	$69,574	$128,276	$122,468

Efficiency ratio (noninterest expense/total income) (non-GAAP)	56.80%	56.87%	47.61%	56.83%	52.70%

ACL TO TOTAL LOANS AND LEASES, EXCLUDING PPP LOANS
ACL	$78,894	$81,831	$60,827	$78,894	$60,827

Total loans and leases	$4,417,705	$4,361,051	$4,140,259	$4,417,705	$4,140,259
Less: PPP loans	147,506	243,860	358,052	147,506	358,052
Total loans and leases, excluding PPP loans	$4,270,199	$4,117,191	$3,782,207	$4,270,199	$3,782,207

ACL to total loans and leases, excluding PPP loans	1.85%	1.99%	1.61%	1.85%	1.61%

LOAN GROWTH ANNUALIZED, EXCLUDING PPP LOANS
Total loans and leases	$4,417,705	$4,361,051	$4,140,259	$4,417,705	$4,140,259
Less: PPP loans	147,506	243,860	358,052	147,506	358,052
Total loans and leases, excluding PPP loans	$4,270,199	$4,117,191	$3,782,207	$4,270,199	$3,782,207

Loan growth annualized, excluding PPP loans	14.87%	14.00%	8.37%	12.90%	4.99%

*     Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 21% with the exception of goodwill impairment which is not deductible for tax and gain/loss on sale of subsidiary which has an estimated effective tax rate of 30.5%.

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 8% to $46.0 million for the quarter ended June 30, 2021 compared to the same quarter of the prior year and increased 10% to $90.2 million for the six months ended June 30, 2021 as compared to the same period of the prior year. Net interest income, on a GAAP basis, increased 6% for the quarter ended June 30, 2021 compared to the same quarter of the prior year, and increased 9% for the six months ended June 30, 2021 compared to the same period of the prior year. Net interest income improved due to the following factors:

●	Continued organic loan and deposit growth;

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	Significant growth in PPP loans in 2020 and 2021;
●	Reduction in higher cost wholesale funds with strong core deposit growth including noninterest bearing deposits; and
●	Significant reduction in cost of funds.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis			GAAP
	For the Quarter Ended			For the Quarter Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2021	2021	2020	2021	2021	2020
Average Yield on Interest-Earning Assets	3.87%	3.86%	3.86%	3.68%	3.65%	3.70%
Average Cost of Interest-Bearing Liabilities	0.60%	0.63%	0.80%	0.60%	0.62%	0.79%
Net Interest Spread	3.27%	3.23%	3.06%	3.08%	3.03%	2.91%
NIM (TEY) (Non-GAAP)	3.46%	3.43%	3.27%	3.28%	3.26%	3.14%
NIM Excluding Acquisition Accounting Net Accretion	3.44%	3.40%	3.21%	3.27%	3.21%	3.10%

	Tax Equivalent Basis		GAAP
	For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Average Yield on Interest-Earning Assets	3.87%	4.19%	1.83%	4.02%
Average Cost of Interest-Bearing Liabilities	0.61%	1.05%	0.21%	0.78%
Net Interest Spread	3.26%	3.14%	1.62%	3.24%
NIM (TEY) (Non-GAAP)	3.45%	3.40%	3.27%	3.26%
NIM Excluding Acquisition Accounting Net Accretion	3.42%	3.35%	1.61%	3.21%

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

	For the Quarter Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
	(dollars in thousands)			(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$291	$504	$736	$795	$1,361

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

The Company's average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended June 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$1,817	$1	0.06%	$865	$1	0.46%
Interest-bearing deposits at financial institutions	88,396	35	0.16%	533,483	135	0.10%
Investment securities (1)	798,732	7,294	3.66%	697,559	6,536	3.77%
Restricted investment securities	19,614	238	4.79%	21,234	288	5.46%
Gross loans/leases receivable (1) (2) (3)	4,412,322	43,776	3.98%	3,999,522	43,417	4.37%
Total interest earning assets	5,320,881	51,344	3.87%	5,252,663	50,377	3.86%

Noninterest-earning assets:
Cash and due from banks	62,876			82,171
Premises and equipment	74,328			73,376
Less allowance	(80,603)			(42,878)
Other	361,585			434,865
Total assets	$5,739,067			$5,800,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$2,978,382	2,050	0.28%	$2,840,860	2,429	0.34%
Time deposits	440,599	1,184	1.08%	809,233	3,337	1.66%
Short-term borrowings	10,883	1	0.05%	25,064	22	0.35%
FHLB advances	21,802	15	0.28%	95,616	347	1.46%
Subordinated notes	115,339	1,570	5.45%	68,480	994	5.84%
Junior subordinated debentures	38,044	564	5.86%	37,891	572	6.07%
Total interest-bearing liabilities	3,605,049	5,384	0.60%	3,877,144	7,701	0.80%

Noninterest-bearing demand deposits	1,290,751			1,082,532
Other noninterest-bearing liabilities	219,267			284,461
Total liabilities	5,115,067			5,244,137

Stockholders' equity	624,000			556,060
Total liabilities and stockholders' equity	$5,739,067			$5,800,197
Net interest income		$45,960			$42,676
Net interest spread			3.27%			3.06%
Net interest margin			3.28%			3.14%
Net interest margin (TEY)(Non-GAAP)			3.46%			3.27%
Adjusted net interest margin (TEY)(Non-GAAP)			3.44%			3.21%
Ratio of average interest-earning assets to average interest-bearing liabilities	147.60%			135.48%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended June 30, 2021

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2021 vs. 2020
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$—	$(4)	$4
Interest-bearing deposits at financial institutions	(100)	324	(424)
Investment securities (2)	758	(1,112)	1,870
Restricted investment securities	(50)	(31)	(19)
Gross loans/leases receivable (2) (3)	359	(16,480)	16,839
Total change in interest income	967	(17,303)	18,270

INTEREST EXPENSE
Interest-bearing deposits	(379)	(1,064)	685
Time deposits	(2,153)	(936)	(1,217)
Short-term borrowings	(21)	76	(97)
Federal Home Loan Bank advances	(332)	(170)	(162)
Subordinated notes	576	—	576
Junior subordinated debentures	(8)	(23)	15
Total change in interest expense	(2,317)	(2,117)	(200)

Total change in net interest income	$3,284	$(15,186)	$18,470

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Six Months Ended June 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$1,830	$1	0.05%	$3,095	$18	1.17%
Interest-bearing deposits at financial institutions	102,343	71	0.14%	331,048	495	0.30%
Investment securities (1)	804,364	14,344	3.57%	658,433	12,616	3.85%
Restricted investment securities	18,843	456	4.81%	21,300	546	5.16%
Gross loans/leases receivable (1) (2) (3)	4,342,440	86,299	4.01%	3,842,966	87,474	4.58%
Total interest earning assets	5,269,820	101,171	3.87%	4,856,842	101,149	4.19%

Noninterest-earning assets:
Cash and due from banks	64,741			90,799
Premises and equipment, net	73,752			73,641
Less allowance for estimated losses on loans/leases	(83,494)			(39,439)
Other	379,332			392,401
Total assets	$5,704,151			$5,374,242

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,979,835	4,036	0.27%	$2,610,248	7,756	0.60%
Time deposits	444,297	2,625	1.19%	797,184	7,216	1.82%
Short-term borrowings	9,021	3	0.06%	22,190	86	0.78%
Federal Home Loan Bank advances	17,464	25	0.28%	103,512	796	1.55%
Subordinated notes	117,014	3,164	5.41%	68,449	1,988	5.84%
Junior subordinated debentures	38,026	1,125	5.87%	37,872	1,144	6.07%
Total interest-bearing liabilities	3,605,657	10,978	0.61%	3,639,455	18,986	1.05%

Noninterest-bearing demand deposits	1,245,401			936,223
Other noninterest-bearing liabilities	239,032			247,697
Total liabilities	5,090,090			4,823,374

Stockholders' equity	614,061			550,869
Total liabilities and stockholders' equity	$5,704,151			$5,374,242
Net interest income		$90,193			$82,163
Net interest spread			3.26%			3.14%
Net interest margin			3.27%			3.26%
Net interest margin (TEY)(Non-GAAP)			3.45%			3.40%
Adjusted net interest margin (TEY)(Non-GAAP)			3.42%			3.35%
Ratio of average interest earning assets to average interest-bearing liabilities	146.15%			133.45%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the six months ended June 30, 2021

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2021 vs. 2020
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(17)	$(12)	$(5)
Interest-bearing deposits at other financial institutions	(424)	(185)	(239)
Investment securities (2)	1,728	(2,371)	4,099
Restricted investment securities	(90)	(33)	(57)
Gross loans/leases receivable (2) (3)	(1,175)	(22,896)	21,721
Total change in interest income	22	(25,497)	25,519

INTEREST EXPENSE
Interest-bearing demand deposits	(3,720)	(6,466)	2,746
Time deposits	(4,591)	(2,015)	(2,576)
Short-term borrowings	(83)	(50)	(33)
Federal Home Loan Bank advances	(771)	(383)	(388)
Subordinated notes	1,176	—	1,176
Junior subordinated debentures	(19)	—	(19)
Total change in interest expense	(8,008)	(8,914)	906
Total change in net interest income	$8,030	$(16,583)	$24,613

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

The Company’s operating results are also impacted by various sources of noninterest income, including trust department fees, investment advisory and management fees, deposit service fees, swap fee income/capital market revenue, gains from the sales of residential real estate loans and government guaranteed loans, earnings on BOLI and other income.  Offsetting these items, the Company incurs noninterest expenses, which include salaries and employee benefits, occupancy and equipment expense, professional and data processing fees, FDIC and other insurance expense, loan/lease expense and other administrative expenses.

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

There was no occurrence of a triggering event during the three and six months ended June 30, 2021, therefore no impairment test of goodwill was performed as of June 30, 2021.

As of November 30, 2020 the Company’s management performed an annual assessment at the reporting unit level and determined no goodwill impairment existed.

During the first quarter of 2020, the Company incurred goodwill impairment expense of $500 thousand related to the Bates Companies.  This was the result of the announcement of a sale of the Bates Companies.

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

The Company's allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. A more detailed discussion of this critical accounting policy can be found in Note 1 to the Consolidated Financial Statements for June 30, 2021.

The Company believes that COVID-19 pandemic losses have been incurred that are not yet known and this could have an adverse effect on the Company’s ACL in the future. Disruption to the Company’s customers could result in increased loan delinquencies and defaults resulting in an increase in quantitative allocations. Management believes individually analyzed loans may increase in the future as a result of the COVID-19 pandemic, having a direct impact on the specific component of the ACL.

Although management believes the level of the ACL as of June 30, 2021 was adequate to absorb losses inherent in the loan/lease portfolio and OBS exposures, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased 1%, comparing the second quarter of 2021 to the same period of 2020, and was down 1% when comparing the first half of 2021 to the same period of 2020. This was primarily due to an increase in the volume of average securities and average loans/leases offset by a decline in yields in those categories with a downward fed rate adjustment of 150 bps in late March 2020. Average gross loans and leases increased 10%, while average investment securities increased 15%, when comparing the quarter ended June 30, 2021 to June 30, 2020. Average gross loans and leases increased 13%, while average investment securities increased 22%, when comparing the six months ended June 30, 2021 to June 30, 2020.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the second quarter of 2021 decreased 30% from the second quarter of 2020, and decreased 42% comparing the first half of 2021 to the same period of 2020.  The Company has grown organically at a significant pace over the past several years.  Outsized core deposit growth has funded loan growth and has allowed the Company to prepay

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

higher cost brokered deposits and FHLB advances.  The cost of funds on the Company’s average interest-bearing liabilities declined in conjunction with the declining rate environment. The Company’s cost of funds was 0.60% for the quarter ended June 30, 2021, which was down from 0.80% for the quarter ended June 30, 2020.  The Company’s cost of funds was 0.61% for the six months ended June 30, 2021, which was down from 1.05% for the six months ended June 30, 2020.

The Company's management intends to continue to minimize its level of wholesale funds with a focus on well-priced core deposits, including noninterest-bearing deposits. Continuing this trend is expected to strengthen the Company's franchise value, reduce funding costs and increase fee income opportunities through deposit service charges.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)

Provision for credit losses - loans and leases (1)	$(141)	$19,915	$5,852	$28,282
Provision for credit losses - off-balance sheet exposures (2)	141	N/A	870	N/A
Provision for credit losses - held to maturity securities (3)	—	N/A	(9)	N/A
Total provision for credit losses	$—	$19,915	$6,713	$28,282

(1)	2021 and years forward are evaluated using ASU 2016-13 and years prior to 2021 were calculated under an incurred loss model.
(2)	Prior to adoption of ASU 2016-13 on January 1, 2021, there were no requirements to record provision for off-balance sheet exposures.
(3)	Prior to the adoption of ASU 2016-13 on January 1, 2021, there was no requirement to record provision for credit losses for held to maturity securities.

The Company’s total provision for credit losses was zero for the second quarter of 2021, compared to $19.9 million for the second quarter of 2020.  Provision for the first six months of 2021 totaled $6.7 million, which was down from $28.3 million in the first six months of 2020.  The adoption of ASU 2016-13 now requires an allowance on held to maturity debt securities and OBS exposures, specifically unfunded commitments. For the six months ended June 30, 2021, the provision related to HTM debt securities was negative due to the decrease in the balance of those HTM debt securities. OBS required an additional provision of $141 thousand in the second quarter of 2021 and loans/leases saw a decrease in provision from the second quarter of 2020. OBS required a provision of $870 thousand in the first six months of 2021 and loans/leases saw a decrease in provision from the first six months of 2020.  The decrease in provision on loans and leases was substantially driven by decreased qualitative allocations in response to improving economic conditions related to the effects of COVID-19 as well as the change in methodology as related to ASU 2016-13.

The ACL for loans and leases is established based on a number of factors, including the Company's historical loss experience, delinquencies and charge-off trends, economic and other forecasts, the local, state and national economies and risk associated with the loans/leases and securities in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company had an ACL on loans/leases of 1.79% of total gross loans/leases at June 30, 2021, compared to 1.88% of total gross loans/leases at March 31, 2021 and 1.47% at June 30, 2020.  Management evaluates the allowance needed on the acquired loans factoring in the remaining discount, which was $2.2 million and $5.5 million at June 30, 2021 and June 30, 2020, respectively.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table represents the current balance of loans to customers with concentrations in industries that management has deemed to have a higher risk of being impacted by COVID-19:

	As of June 30,
	2021
		% of Total Gross
	Amount	Loans and Leases

	(dollars in thousands)

Hotels	$79,764	1.80%
Restaurants (full service and limited service only)	30,074	0.68
Arts, Entertainment and Recreation	28,634	0.65
	$138,472	3.13%

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended
	June 30,	June 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)

Trust department fees	$2,848	$2,227	$621	27.9%
Investment advisory and management fees	1,039	1,399	(360)	(25.7)
Deposit service fees	1,492	1,286	206	16.0
Gains on sales of residential real estate loans, net	1,184	1,196	(12)	(1.0)
Swap fee income/capital markets revenue	9,568	19,927	(10,359)	(52.0)
Securities gains (losses), net	(88)	65	(153)	(235.4)
Earnings on bank-owned life insurance	451	612	(161)	(26.3)
Debit card fees	1,084	775	309	39.9
Correspondent banking fees	269	198	71	35.9
Other	1,449	941	508	54.0
Total noninterest income	$19,296	$28,626	$(9,330)	(32.6)%

	Six Months Ended
	June 30,	June 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)

Trust department fees	$5,649	$4,539	$1,110	24.5%
Investment advisory and management fees	1,979	3,126	(1,147)	(36.7)
Deposit service fees	2,900	2,763	137	5.0
Gains on sales of residential real estate loans, net	2,521	1,848	673	36.4
Swap fee income/capital markets revenue	23,125	26,731	(3,606)	(13.5)
Securities gains (losses), net	(88)	65	(153)	(235.4)
Earnings on bank-owned life insurance	922	941	(19)	(2.0)
Debit card fees	2,059	1,533	526	34.3
Correspondent banking fees	583	413	170	41.2
Other	3,135	1,863	1,272	68.3
Total noninterest income	$42,785	$43,822	$(1,037)	(2.4)%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management increased by $273.7 million in the second quarter of 2021 and increased by $730.4 million in the first half of 2021.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts. Trust department fees increased 28%, comparing the second quarter of 2021 to the same period of the prior year and they increased 25% when comparing the first half of 2021 to the first half of 2020.   The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.

Investment advisory and management fees decreased 26%, comparing the second quarter of 2021 to the same period of the prior year and they decreased 37% when comparing the first half of 2021 to the first half of 2020. Similar to trust department fees, investment advisory and management fees are largely determined based on the value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations. The sale of the Bates Companies in August 2020 negatively impacted the results compared to 2020.  Excluding the impact of the Bates Companies sale, investment advisory and management fees increased 18% when comparing the first half of 2021 to the first half of 2020.

Deposit service fees increased 16% comparing the second quarter of 2021 to the same period of the prior year, and increased 5% when comparing the first half of 2021 to the same period of the prior year. This increase was primarily due to higher transactional volume due to improving economic conditions. The Company continues to emphasize shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in-service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans, net, decreased 1% when comparing the second quarter of 2021 to the same period of the prior year, but increased 36% when comparing the first half of 2021 to the same period of the prior year. The increase was primarily due to increased residential real estate purchase and the refinancing of residential real estate loans with lower interest rates in the first six months of 2021.

As a result of the low interest rate environment and its continued focus across all subsidiary banks, the Company was able to execute numerous interest rate swaps on select commercial loans, including tax credit project loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrowers and the Company. An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from quarter to quarter. Swap fee income/capital markets revenue totaled $9.6 million for the second quarter of 2021, compared to $19.9 million for the second quarter of 2020. Swap fee income/capital markets revenue totaled $23.1 million for the first half of 2021, compared to $26.7 million for the first half of 2020. The decrease was primarily due to a $4 million reduction in swap fee income/capital markets revenue as certain loans scheduled to close in the second quarter will now close in the third quarter due to factors outside of the Company’s control. Future levels of swap fee income/capital markets revenue are somewhat dependent upon prevailing interest rates.

Securities losses totaled $88 thousand for the three and six months ended June 30, 2021.  By comparison, securities gains totaled $65 thousand for the three and six months ended June 30, 2020.

Earnings on BOLI decreased 26% comparing the second quarter of 2021 to the second quarter of 2020 and decreased 2% comparing the first half of 2021 to the first half of 2020. There were no purchases of BOLI within the last 12 months. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 40% comparing the second quarter of 2021 to the second quarter of the prior year, and increased 34% comparing the first half of 2021 to the first half of 2020. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 36% comparing the second quarter of 2021 to the second quarter of the prior year, and increased 41% comparing the first half of 2021 to the first half of 2020. The fees are generally included in the earnings credit rates which incent the correspondent bank to maintain higher levels of noninterest bearing deposits to offset the correspondent banking fees. Correspondent bank deposit volumes are higher on average in 2021 than in 2020 which is driving the higher fee income.  Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 186 banks in Iowa, Illinois, Missouri and Wisconsin.

Other noninterest income increased 54% comparing the second quarter of 2021 to the second quarter of the prior year, and increased 68% comparing the first half of 2021 to the first half of 2020.  The increase in the second quarter and first half of 2021 was primarily due to equity investment income and gains on disposal of leased assets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three months ended June 30, 2021 and 2020.

	Three Months Ended
	June 30,	June 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$23,044	$21,304	$1,740	8.2%
Occupancy and equipment expense	3,965	3,748	217	5.8
Professional and data processing fees	3,702	3,646	56	1.5
Post-acquisition compensation, transition and integration costs	—	70	(70)	(100.0)
Disposition costs	—	(83)	83	(100.0)
FDIC insurance, other insurance and regulatory fees	986	908	78	8.6
Loan/lease expense	457	339	118	34.8
Net (income from) and gains/losses on operations of other real estate	(113)	(332)	219	(66.0)
Advertising and marketing	853	552	301	54.5
Bank service charges	572	501	71	14.2
Loss on liability extinguishment	—	429	(429)	(100.0)
Correspondent banking expense	198	212	(14)	(6.6)
Intangibles amortization	508	548	(40)	(7.3)
Other	1,503	1,280	223	17.4
Total noninterest expense	$35,675	$33,122	$2,553	7.7%

	Six Months Ended
	June 30,	June 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$47,891	$39,823	$8,068	20.3%
Occupancy and equipment expense	8,073	7,780	293	3.8
Professional and data processing fees	7,145	7,015	130	1.9
Post-acquisition compensation, transition and integration costs	—	221	(221)	(100.0)
Disposition costs	8	434	(426)	(98.2)
FDIC insurance, other insurance and regulatory fees	2,051	1,591	460	28.9
Loan/lease expense	757	567	190	33.5
Net (income from) and gains/losses on operations of other real estate	(74)	(319)	245	(76.8)
Advertising and marketing	1,480	1,234	246	19.9
Bank service charges	1,095	1,005	90	9.0
Losses on liability extinguishment, net	—	576	(576)	(100.0)
Correspondent banking expense	398	428	(30)	(7.0)
Intangibles amortization	1,016	1,097	(81)	(7.4)
Goodwill Impairment	—	500	(500)	(100.0)
Other	3,063	2,585	478	18.5
Total noninterest expense	$72,903	$64,537	$8,366	13.0%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency. One time charges relating to acquisitions, dispositions and goodwill impairment impacted expense in 2021 and 2020.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the second quarter of 2020 to the second quarter of 2021 by 8%, and increased from the first half of 2020 to the first half of 2021 by 20%.  The increased expense was primarily related to increased incentive compensation driven by strong financial results.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Occupancy and equipment expense increased 6% comparing the second quarter of 2021 to the same period of the prior year, and increased 4% comparing the first half of 2021 to the first half of 2020. The increase was due to higher investments for information technology and repair and maintenance costs.

Professional and data processing fees increased 2% comparing both the second quarter of 2021 to the same period in 2020, and the first half of 2021 to the first half of 2020.  The increase was primarily due to accounting and audit fees.  Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

There were no post-acquisition costs incurred in the three and six months of 2021.  There were $70 thousand and $221 thousand of post-acquisition costs incurred in the second quarter of 2020 and first half of 2020, respectively. These costs were comprised primarily of personnel costs, IT integration and data conversion costs related to previous mergers/acquisitions.

There were no disposition costs for the second quarter of 2021 and $8 thousand for the first half of 2021.   Disposition costs totaled $434 thousand for the first half of 2020. The costs were comprised primarily of legal, accounting, personnel costs and IT deconversion costs related to the sale of the Bates Companies in the third quarter of 2020 and the sale of RB&T in the fourth quarter of 2019.

FDIC insurance, other insurance and regulatory fee expense increased 9%, comparing the second quarter of 2021 to the second quarter of 2020, and increased 29% comparing the first half of 2021 to the first half of 2020.  The increase in expense was due to an increase in the asset size of the Company in 2020 and 2021 as well as FDIC insurance assessment credits applied in 2020.

Loan/lease expense increased 35% when comparing the second quarter of 2021 to the same quarter of 2020, and increased 34% comparing the first half of 2021 to the same period of the prior year. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net income from and gains/losses on operations of other real estate totaled $113 thousand for the second quarter of 2021, compared to net income from and gains/losses on operations of other real estate of $332 thousand for the second quarter of 2020.   Net income from and gains/losses on operations of other real estate totaled $74 thousand for the first half of 2021, compared to net income from and gains/losses on operations of other real estate of $319 thousand for the first half of 2020.

Advertising and marketing expense increased 55% comparing the second quarter of 2021 to the second quarter of 2020, and increased 20% comparing the first half of 2021 to the first half of 2020. The increase in expense was primarily due to the return to more normal operations during 2021 after improvements in the general environment due to COVID-19 as compared to 2020.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 14% when comparing the second quarter of 2021 to the same quarter of 2020,  and increased 9% when comparing the first half of 2021 to the same period of 2020.  As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses is expected to also increase.

There were no losses on liability extinguishment during the three and six months of 2021. Losses on liability extinguishment were $429 thousand for the second quarter of 2020 and $576 thousand for the first half of 2020. These losses relate to the prepayment of certain FHLB advances.

Correspondent banking expense decreased 7% when comparing the second quarter of 2021 to the second quarter of 2020 and decreased 7% when comparing the first half of 2021 to the same period of the prior year.  These are direct costs

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense decreased 7% when comparing both the second quarter of 2021 to the same quarter of 2020 and the first half of 2021 to the same period of the prior year. These expenses naturally decrease unless there is an addition to intangible assets.

There was no goodwill impairment expense in the three and six months ended June 30, 2021.  Goodwill impairment expense totaled $0 and $500 thousand for the three and six months ended June 30, 2020 related to the sale of the Bates Companies.

Other noninterest expense increased 17% when comparing the second quarter of 2021 to the second quarter of 2020 and increased 19% when comparing the first half of 2021 to the same period of the prior year.  Included in other noninterest expense are items such as credit card processing expenses.

INCOME TAXES

In the second quarter of 2021, the Company incurred income tax expense of $4.8 million.  During the first half of the year, the Company incurred income tax expense of $8.3 million.  Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three and months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$5,699	21.0%	$3,472	21.0%	$10,219	21.0%	$6,226	21.0%
Tax exempt income, net	(1,802)	(6.6)	(1,247)	(7.5)	(3,521)	(7.2)	(2,472)	(8.3)
Bank-owned life insurance	(95)	(0.4)	(115)	(0.7)	(194)	(0.4)	(170)	(0.6)
State income taxes, net of federal benefit, current year	1,247	4.6	776	4.7	2,271	4.7	1,453	4.9
Tax credits	(57)	(0.2)	(116)	(0.7)	(114)	(0.2)	(232)	(0.8)
Excess tax benefit on stock options exercised and restricted stock awards vested	(40)	(0.1)	2	—	(204)	(0.4)	(262)	(0.9)
Other	(164)	(0.6)	26	0.1	(128)	(0.3)	139	0.5
Federal and state income tax expense	$4,788	17.6%	$2,798	16.9%	$8,329	17.2%	$4,682	15.8%

The effective tax rate for the quarter ended June 30, 2021 was 17.6%, which was a modest increase from the effective tax rate of 16.9% for the quarter ended June 30, 2020.  The effective tax rate for the six months ended June 30, 2021 was 17.2%, which was an increase from the effective tax rate of 15.8% for the six months ended June 30, 2020.  The increase for both periods was due to a decrease in tax exempt income as compared to total pretax income.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	June 30, 2021		March 31, 2021		December 31, 2020		June 30, 2020
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$144,378	2%	$133,870	2%	$157,005	3%	$231,477	4%
Securities	810,445	14%	799,825	14%	838,131	15%	748,883	13%
Net loans/leases	4,338,811	76%	4,279,220	77%	4,166,753	73%	4,079,432	73%
Derivatives	193,395	3%	122,668	2%	222,757	4%	225,164	4%
Other assets	318,136	5%	309,564	5%	298,151	5%	309,040	6%
Assets held for sale	—	-%	—	-%	—	-%	10,765	-%
Total assets	$5,805,165	100%	$5,645,147	100%	$5,682,797	100%	$5,604,761	100%

Total deposits	$4,688,935	81%	$4,631,782	82%	$4,599,137	82%	$4,349,775	78%
Total borrowings	198,908	3%	188,601	3%	177,114	3%	376,250	7%
Derivatives	196,092	3%	125,863	2%	229,270	4%	233,589	4%
Other liabilities	90,754	2%	90,182	2%	83,483	1%	87,539	1%
Liabilities held for sale	—	-%	—	-%	—	-%	1,588	0%
Total stockholders' equity	630,476	11%	608,719	11%	593,793	10%	556,020	10%
Total liabilities and stockholders' equity	$5,805,165	100%	$5,645,147	100%	$5,682,797	100%	$5,604,761	100%

During the second quarter of 2021, the Company's total assets increased $160.0 million, or 3% from March 31, 2021, to a total of $5.8 billion. The Company’s net loans/leases increased $59.6 million in the second quarter of 2021. Total deposits increased $57.2 million in the second quarter of 2021 primarily due to an increase in interest-bearing demand deposits.  Borrowings increased $10.3 million in the second quarter of 2021 which consisted primarily of an increase in FHLB overnight borrowings of $15.0 million.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company's securities portfolio by type, the percentage of unrealized gains (losses) to carrying value, net of allowance for credit losses, on the total portfolio, and the portfolio duration:

	As of
	June 30, 2021		March 31, 2021		December 31, 2020		June 30, 2020
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. govt. sponsored agency securities	$14,670	2%	$14,581	2%	$15,336	2%	$17,472	2%
Municipal securities	641,430	79%	614,476	76%	627,523	75%	526,192	71%
Residential mortgage-backed and related securities	106,138	13%	118,052	15%	132,842	16%	145,672	19%
Asset-backed securities	31,779	4%	39,815	5%	40,683	4%	39,797	5%
Other securities	16,428	2%	12,901	2%	21,747	3%	19,750	3%
	$810,445	100%	$799,825	100%	$838,131	100%	$748,883	100%

Securities as a % of Total Assets	13.96%		14.17%		14.75%		13.36%
Net Unrealized Gains as a % of Amortized Cost	7.63%		5.59%		6.90%		4.16%
Duration (in years)	8.1		7.6		7.0		6.3
Yield on investment securities (tax equivalent)	3.66%		3.48%		3.74%		3.77%

At January 1, 2021, the Company adopted ASU 2016-13, which requires an allowance for credit losses related to HTM securities. Additionally, ASU 2016-13 replaced the legacy GAAP OTTI model with a credit loss model. The credit loss model under ASU 2016-13, applicable to AFS debt securities, requires the recognition of credit losses through an allowance account, but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. See Note 1, “Summary of Significant Accounting Policies” to the consolidated financial statement included in this Form 10-Q, for a discussion of the impact of the adoption of ASU 2016-13.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities.

See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases, excluding PPP loans (non-GAAP), grew 14.9% on an annualized basis during the first quarter of 2021.  The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following tables. Adoption of ASU 2016-13 resulted in a change in loans and lease segments and those segments for years prior to 2021 are shown in a separate table.

	As of
	June 30, 2021		March 31, 2021
	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$182,882	4%	$168,842	4%
C&I - other *	1,505,384	34%	1,616,144	37%
CRE - owner occupied	427,734	10%	461,272	11%
CRE - non-owner occupied	618,879	14%	610,582	14%
Construction and land development	708,289	16%	607,798	14%
Multi-family	466,804	10%	396,272	9%
Direct financing leases	56,153	1%	60,134	1%
1-4 family real estate	382,142	9%	368,927	8%
Consumer	69,438	2%	71,080	2%
Total loans/leases	$4,417,705	100%	$4,361,051	100%
Less allowance	(78,894)		(81,831)
Net loans/leases	$4,338,811		$4,279,220

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	December 31, 2020		June 30, 2020
	Amount	%	Amount	%

C&I loans*	$1,726,723	41%	$1,850,110	45%
CRE loans	2,107,629	50%	1,869,162	45%
Direct financing leases	66,016	1%	79,105	2%
Residential real estate loans	252,121	6%	241,069	6%
Installment and other consumer loans	91,302	2%	99,150	2%
Total loans/leases	$4,243,791	100%	$4,138,596	100%
Plus deferred loan/lease origination costs, net of fees	7,338		1,663
Less allowance	(84,376)		(60,827)
Net loans/leases	$4,166,753		$4,079,432

*Includes PPP loans totaling $147.5 million, $243.9 million, $273.1 million and $358.1 million as of June 30, 2021, March 31, 2021, December 31, 2020 and June 30, 2020, respectively.

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. As of June 30, 2021 and March 31, 2021, approximately 18% and 28% of the CRE loan portfolio was owner-occupied, respectively.

Following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of June 30, 2021:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate.

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2021		2021		2020		2020
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Residential Buildings	$1,002,902	43%	845,547	39%	$786,066	37%	$593,063	32%
Lessors of Nonresidential Buildings	557,786	24%	$573,026	26%	567,759	27%	545,026	29%
Hotels	75,850	3%	67,072	3%	72,718	4%	70,675	4%
New Housing For-Sale Builders	56,143	2%	46,867	2%	45,619	2%	56,229	3%
Lessors of Other Real Estate Property	41,707	2%	39,580	2%	39,344	2%	40,248	2%
Nonresidential Property Managers	39,502	2%	39,933	2%	46,764	2%	44,887	2%
Other Activities Related to Real Estate	39,057	2%	43,411	2%	41,197	2%	38,044	2%
Land Subdivision	36,603	2%	40,767	2%	40,720	2%	55,555	3%
Other *	478,406	20%	485,999	22%	467,442	22%	425,435	23%
Total CRE Loans	$2,327,956	100%	$2,182,202	100%	$2,107,629	100%	$1,869,162	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $42.9 million, or approximately 1.8% of total CRE loans in the most recent period presented.

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

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2021		2021		2020		2020
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$65,063	25%	$63,643	26%	$61,044	26%	$59,782	26%
Manufacturing - General	18,474	7%	18,196	7%	18,599	8%	16,939	7%
Food Processing Equipment	14,569	6%	14,873	6%	16,110	7%	16,244	7%
Marine - Travelifts	13,279	5%	12,188	5%	12,682	5%	11,642	5%
Construction - General	12,918	5%	13,128	5%	14,052	6%	15,156	7%
Computer Hardware	12,745	5%	11,942	5%	10,790	4%	11,385	5%
Trailers	10,715	4%	10,109	4%	9,008	4%	9,541	4%
Tractor	8,478	3%	6,739	3%	3,679	2%	1,529	1%
Other *	102,279	40%	98,660	39%	91,558	38%	90,542	38%
Total m2 loans and leases	$258,520	100%	$249,478	100%	$237,522	100%	$232,760	100%

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

Changes in the ACL for loans/leases for the three and six months ended June 30, 2021 and 2020 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

	(dollars in thousands)

Balance, beginning	$81,831	$42,233	$84,376	$36,001
Impact of adopting ASU 2016-13	—	—	(8,102)	—
Provision	(141)	19,915	5,852	28,282
Charge-offs	(3,674)	(1,450)	(4,387)	(3,785)
Recoveries	878	129	1,155	329
Balance, ending	$78,894	$60,827	$78,894	$60,827
Balance, ending

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Changes in the ACL for OBS exposures for the three and six months ended June 30, 2021 and 2020 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

	(dollars in thousands)

Balance, beginning (1)	$9,846	$—	$—	$—
Impact of adopting ASU 2016-13	—	—	9,117	—
Provisions charged to expense	141	—	870	—
Balance, ending	$9,987	$—	$9,987	$—

(1) Prior to the adoption of ASU 2016-13, the Company did not calculate an ACL for OBS exposures, and therefore prior periods have not been shown in this table.

The ACL for OBS exposures totaled $9.1 million after the adoption of CECL on January 1, 2021. Prior to January 1, 2021, the allowance for OBS exposures was not required. The Company recorded $141 thousand and $870 thousand of provision for credit losses related to OBS exposures, specifically unfunded commitments, in the second quarter of 2021 and first half of 2021, respectively. At June 30, 2021, the allowance for OBS exposures was $10.0 million.

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020

	(dollars in thousands)

Special Mention (Rating 6)	$51,613	$53,466	$71,482	$104,608
Substandard (Rating 7)	79,719	84,982	66,081	39,855
Doubtful (Rating 8)	—	—	—	—
	$131,332	$138,448	$137,563	$144,463

Criticized Loans **	$131,332	$138,448	$137,563	$144,463
Classified Loans ***	$79,719	$84,982	$66,081	$39,855

Criticized Loans as a % of Total Loans/Leases	2.97%	3.17%	3.24%	3.49%
Classified Loans as a % of Total Loans/Leases	1.80%	1.95%	1.55%	0.96%

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

Criticized loans decreased 5% and classified loans decreased 6% from March 31, 2021 to June 30, 2021. The Company continues its strong focus on improving credit quality in an effort to limit NPLs. See further discussion on industries impacted by COVID-19 in the “Provision for Loan/Lease Losses” section of this report.

	As of
	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020
ACL on loans/leases / Gross loans/leases	1.79%	1.88%	1.98%	1.47%
ACL on loans/leases / NPLs	952.02%	590.28%	605.15%	498.66%

Although management believes that the ACL at June 30, 2021 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Based on current economic indicators, the Company increased the economic allocations within the ACL calculation.  The Company anticipates that the ACL as a percent of total loans may increase in future periods based on the belief that the credit quality of the loan portfolio could decline and loan defaults may increase as a result of the COVID-19 pandemic.  Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of June 30,	As of March 31,	As of December 31,	As of June 30,
	2021	2021	2020	2020

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$8,230	$13,863	$13,940	$12,099
Accruing loans/leases past due 90 days or more	57	—	3	99
Total NPLs	8,287	13,863	13,943	12,198
OREO	1,820	173	20	157
Other repossessed assets	—	50	135	25
Total NPAs	$10,107	$14,086	$14,098	$12,380

NPLs to total loans/leases	0.19%	0.32%	0.35%	0.32%
NPAs to total loans/leases plus repossessed property	0.23%	0.32%	0.35%	0.32%
NPAs to total assets	0.17%	0.25%	0.25%	0.22%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $2.7 million at June 30, 2021, $1.5 million at March 31, 2021, $984 thousand at December 31, 2020 and $352 thousand at June 30, 2020.

NPAs at June 30, 2021 were $10.1 million, down $4.0 million from March 31, 2021, and down $2.3 million from June 30, 2020.  The ratio of NPAs to total assets was 0.17% at June 30, 2021, down from 0.25% at March 31, 2021, and down from 0.22% at June 30, 2020.

The large majority of the NPAs consist of nonaccrual loans/leases. For nonaccrual loans/leases, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.

OREO is carried at the lower of carrying amount or fair value less costs to sell. Increase in OREO was from a single property.

The Company's lending/leasing practices remain unchanged and asset quality remains a priority for management.

Due to the economic impacts of COVID-19, the Company established its LRP for its clients.  The LRP allows borrowers to request the deferral of principal and interest payments for an agreed upon term.  Those deferred payments will be added to the end of the original term of the loan through a three month extension of the maturity date.  The CARES Act includes provisions that allow financial institutions to elect to not apply GAAP requirements to loan modifications related to COVID-19 that would otherwise be categorized as a TDR, including arrangements that defer or delay payments of principal or interest for up to 90 days.  The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur beginning on March 1, 2020 until the earlier of sixty days after the date on which the national emergency related to COVID-19 is terminated or December 31, 2020.  On December 27, 2020, former President Trump signed the Consolidated Appropriations Act, which extended this relief to the earlier of the first day of the Company’s fiscal year after the date the national emergency terminates or January 1, 2022.  The Company expects that the majority of LRP participants will not be categorized as a TDR by meeting the CARES Act provisions. The Company implemented its LRP offerings to extend qualifying customers’ payments for 90 days. As of June 30, 2021, there were no Bank modifications and 29 m2 modifications of loans and leases totaling $4.7 million

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

representing 0.11% of the total loan and lease portfolio currently on deferral.  The Company intends to allow qualifying commercial and consumer clients to defer payments under the new guidance.

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

DEPOSITS

Deposits increased $57.2 million during the second quarter of 2021, primarily due to an increase in interest bearing deposits. The table below presents the composition of the Company's deposit portfolio.

	As of
	June 30, 2021		March 31, 2021		December 31, 2020		June 30, 2020
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$1,258,885	27%	$1,269,578	27%	$1,145,378	25%	$1,177,482	27%
Interest bearing demand deposits	2,976,696	63%	2,916,054	63%	2,987,469	65%	2,488,755	57%
Time deposits	452,171	10%	445,067	10%	460,659	10%	560,982	13%
Brokered deposits	1,183	0%	1,084	0%	5,631	0%	122,556	3%
	$4,688,935	100%	$4,631,782	100%	$4,599,137	100%	$4,349,775	100%

Quarter-end balances can greatly fluctuate due to large customer and correspondent bank activity. During the quarter, the Company had core deposit growth mostly from its interest-bearing demand deposits.  As a result of strong core deposit growth since June 2020, the Company reduced its reliance on higher cost CDs and brokered deposits.

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

	As of
	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020

	(dollars in thousands)

Overnight repurchase agreements	$—	$—	$—	$2,368
Federal funds purchased	7,070	6,840	5,430	22,450
Overnight federal reserve borrowings	—	—	—	100,000
	$7,070	$6,840	$5,430	$124,818

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

The table below presents the Company's term and overnight FHLB advances.

	As of
	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020
	(dollars in thousands)

Term FHLB advances	$—	$—	$—	$90,000
Overnight FHLB advances	40,000	25,000	15,000	55,000
	$40,000	$25,000	$15,000	$145,000

FHLB advances increased $15.0 million in the current quarter compared to the prior quarter due to temporary changes in liquidity.

The Company renewed its revolving credit note in the second quarter of 2021.  At renewal, the line amount was $25.0 million.  Interest on the revolving line of credit was calculated at the effective Prime Rate plus 2.25% per annum (5.50% at June 30, 2021).  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.  There was no outstanding balance on the revolving line of credit at June 30, 2021.

The Company had subordinated notes totaling $113.8 million and $118.7 million as of June 30, 2021 and March 31, 2021, respectively.  The Company prepaid $5.0 million in subordinated debt in the second quarter of 2021 with no gain/loss.

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

	June 30, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

(dollars in thousands)
Year ending December 31:
2021	$41,183	0.26%	$20,631	0.21%
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
Total Wholesale Funding	$41,183	0.26%	$20,631	0.21%

During the first six months of 2021, wholesale funding increased $20.6 million due to temporary changes in liquidity, $15.0 million of which was overnight FHLB advances.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020

	(dollars in thousands)

Common stock	$15,764	$15,844	$15,806	$15,791
Additional paid in capital	275,485	276,350	275,807	274,315
Retained earnings	335,424	316,900	300,804	267,081
AOCI (loss)	3,803	(375)	1,376	(1,167)
Total stockholders' equity	$630,476	$608,719	$593,793	$556,020

TCE / TA ratio (non-GAAP)	9.55%	9.42%	9.08%	8.48%

*     TCE is defined as total common stockholders' equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

Excluding the impact of PPP loans, the adjusted TCE/TA at June 30, 2021 was 9.60% (non-GAAP).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $90.2 million during the second quarter of 2021 and $104.2 million during the first six months of 2021. The Company's on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At June 30, 2021, the subsidiary banks had 28 lines of credit totaling $639.8 million, of which $183.8 million was secured and $456.0 million was unsecured. At June 30, 2021, the full $639.8 million was available.

At December 31, 2020, the subsidiary banks had 28 lines of credit totaling $743.1 million, of which $287.1 million was secured and $456.0 million was unsecured. At December 31, 2020, the full $743.1 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $25.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2022. At June 30, 2021, the full $25.0 million was available.

As of June 30, 2021, the Company had $684.0 million in average correspondent banking deposits spread over 186 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $143.4 million during the first six months of 2021, compared to $557.6 million for the same period of 2020. The net increase in interest-bearing deposits at financial institutions was $844 thousand for the first six months of 2021, compared to a net decrease of $7.1 million for the same period of 2020. Proceeds from calls, maturities, and paydowns of securities were $110.9 million for the first six months of 2021, compared to $34.5 million for the same period of 2020. Purchases of securities used cash of $108.6 million for the first six months of 2021, compared to $166.7 million for the same period of 2020. Proceeds from sales of securities were $23.9 million for the first six months of 2021, compared to $4.6 million for the same period of 2020. The net increase in loans/leases used cash of $171.0 million for the first six months of 2021 compared to $447.4 million for the same period of 2020.

Financing activities provided cash of $104.9 million for the first six months of 2021, compared to $530.6 million for same period of 2020. Net increases in deposits totaled $89.8 million for the first six months of 2021, compared to $409.0 million for the same period of 2020. During the first six months of 2021, the Company's short-term borrowings increased $1.6 million, compared to an increase in short-term borrowings of $111.4 million for the same period of 2020. There were no long-term FHLB advances during the first six months of 2021.  There were no maturities and principal payments on FHLB term advances in the first six months of 2021. Net increase in overnight advances totaled $25.0 million for the first six months of 2021.  In the first six months of 2020, the Company decreased short-term and overnight FHLB advances by $40.0 million.  Prepayments on brokered and public time deposits totaled $29.2 million during the first six months of 2020. Prepayment of subordinated notes totaled $5.0 million during the first six months of 2021.

Total cash provided by operating activities was $32.7 million for the first six months of 2021, compared to $39.3 million for the same period of 2020.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of June 30,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2021	2020	2019

100 basis point downward shift	(10.0)%	(0.1)%	—%	0.5%
200 basis point upward shift	(10.0)%	2.1%	2.5%	1.2%
300 basis point upward shock	(30.0)%	9.5%	10.3%	4.9%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at June 30, 2021 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of June 30, 2021. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  The program was paused for a period of time during the pandemic and then restarted on May 24, 2021. All shares repurchased under the share repurchase program during the second quarter were retired.

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

April 1-30, 2021	—	—	—	699,068
May 1-31, 2021	12,000	47.45	12,000	687,068
June 1-30, 2021	88,000	48.04	100,000	599,068

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2021 and June 30, 2020; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and June 30, 2020; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2021 and June 30, 2020; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	August 6, 2021	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	August 6, 2021	/s/ Todd A. Gipple
Todd A. Gipple, President
Chief Operating Officer
Chief Financial Officer

Date	August 6, 2021	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)