Form 10-Q
period 2021-09-30
QCR HOLDINGS INC
filed 2021-11-05
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 1, 2021, the Registrant had outstanding 15,596,681 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of September 30, 2021 and December 31, 2020

	September 30,	December 31,
	2021	2020

	(dollars in thousands)
Assets
Cash and due from banks	$57,310	$61,329
Federal funds sold	6,985	9,080
Interest-bearing deposits at financial institutions	63,841	86,596

Securities held to maturity, at amortized cost, net of allowance for credit losses	484,003	476,165
Securities available for sale, at fair value	344,716	361,966
Total securities	828,719	838,131

Loans receivable held for sale	3,452	3,758
Loans/leases receivable held for investment	4,596,278	4,247,371
Gross loans/leases receivable	4,599,730	4,251,129
Less allowance for credit losses	(80,670)	(84,376)
Net loans/leases receivable	4,519,060	4,166,753

Bank-owned life insurance	61,955	60,586
Premises and equipment, net	74,993	72,693
Restricted investment securities	19,936	18,103
Other real estate owned, net	—	20
Goodwill	74,066	74,066
Intangibles	9,857	11,381
Derivatives	198,393	222,757
Other assets	99,393	61,302
Total assets	$6,014,508	$5,682,797

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,342,273	$1,145,378
Interest-bearing	3,529,555	3,453,759
Total deposits	4,871,828	4,599,137

Short-term borrowings	1,600	5,430
Federal Home Loan Bank advances	30,000	15,000
Subordinated notes	113,811	118,691
Junior subordinated debentures	38,103	37,993
Derivatives	201,450	229,270
Other liabilities	107,902	83,483
Total liabilities	5,364,694	5,089,004

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 September 2021 and December 2020 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 September 2021 - 15,590,428 shares issued and outstanding December 2020 - 15,805,711 shares issued and outstanding	15,590	15,806
Additional paid-in capital	272,964	275,807
Retained earnings	360,003	300,804
Accumulated other comprehensive income (loss):
Securities available for sale	5,825	9,008
Derivatives	(4,568)	(7,632)
Total stockholders' equity	649,814	593,793
Total liabilities and stockholders' equity	$6,014,508	$5,682,797

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended September 30, 2021 and 2020

	2021	2020

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$44,858	$44,768
Securities:
Taxable	2,347	1,938
Nontaxable	4,160	3,842
Interest-bearing deposits at financial institutions	39	92
Restricted investment securities	262	249
Federal funds sold	1	1
Total interest and dividend income	51,667	50,890

Interest expense:
Deposits	3,273	4,484
Short-term borrowings	1	11
Federal Home Loan Bank advances	41	211
Subordinated notes	1,554	1,031
Junior subordinated debentures	569	572
Total interest expense	5,438	6,309
Net interest income	46,229	44,581
Provision for credit losses	—	20,342
Net interest income after provision for loan/lease losses	46,229	24,239

Noninterest income:
Trust department fees	2,714	2,280
Investment advisory and management fees	1,054	1,266
Deposit service fees	1,588	1,403
Gains on sales of residential real estate loans, net	954	1,370
Swap fee income/capital markets revenue	24,885	26,688
Securities gains (losses), net	—	1,802
Earnings on bank-owned life insurance	446	502
Debit card fees	1,085	946
Correspondent banking fees	265	220
Other	1,661	1,482
Total noninterest income	34,652	37,959

Noninterest expense:
Salaries and employee benefits	28,207	25,999
Occupancy and equipment expense	4,122	3,807
Professional and data processing fees	3,568	3,758
Disposition costs	—	192
FDIC insurance, other insurance and regulatory fees	1,108	1,301
Loan/lease expense	308	403
Net income from and gains/losses on operations of other real estate	(1,346)	16
Advertising and marketing	1,095	750
Bank service charges	525	488
Losses on liability extinguishment	—	1,874
Correspondent banking expense	201	205
Intangibles amortization	508	531
Loss on sale of subsidiary	—	305
Other	3,091	1,209
Total noninterest expense	41,387	40,838
Net income before income taxes	39,494	21,360
Federal and state income tax expense	7,929	4,016
Net income	$31,565	$17,344

Basic earnings per common share	$2.02	$1.10
Diluted earnings per common share	$1.99	$1.09

Weighted average common shares outstanding	15,635,123	15,767,152
Weighted average common and common equivalent shares outstanding	15,869,798	15,923,578

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Nine Months Ended September 30, 2021 and 2020

	2021	2020

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$128,639	$130,542
Securities:
Taxable	6,521	5,714
Nontaxable	12,146	10,865
Interest-bearing deposits at financial institutions	110	587
Restricted investment securities	718	795
Federal funds sold	1	19
Total interest and dividend income	148,135	148,522

Interest expense:
Deposits	9,935	19,457
Short-term borrowings	4	81
Federal Home Loan Bank advances	66	1,007
Subordinated notes	4,718	3,019
Junior subordinated debentures	1,692	1,715
Total interest expense	16,415	25,279
Net interest income	131,720	123,243
Provision for credit losses	6,713	48,624
Net interest income after provision for loan/lease losses	125,007	74,619

Noninterest income:
Trust department fees	8,363	6,819
Investment advisory and management fees	3,033	4,392
Deposit service fees	4,488	4,166
Gains on sales of residential real estate loans, net	3,475	3,218
Swap fee income/capitals markets revenue	48,010	53,419
Securities gains (losses), net	(88)	1,867
Earnings on bank-owned life insurance	1,368	1,443
Debit card fees	3,144	2,479
Correspondent banking fees	848	633
Other	4,796	3,345
Total noninterest income	77,437	81,781

Noninterest expenses:
Salaries and employee benefits	76,098	65,822
Occupancy and equipment expense	12,195	11,587
Professional and data processing fees	10,713	10,773
Post-acquisition compensation, transition and integration costs	—	189
Disposition costs	8	626
FDIC insurance, other insurance and regulatory fees	3,159	2,892
Loan/lease expense	1,065	970
Net income from and gains/losses on operations of other real estate	(1,420)	(303)
Advertising and marketing	2,575	1,984
Bank service charges	1,620	1,493
Losses on liability extinguishment	—	2,450
Correspondent banking expense	599	633
Intangibles amortization	1,524	1,628
Goodwill impairment	—	500
Loss on sale of subsidiary	—	305
Other	6,154	3,842
Total noninterest expenses	114,290	105,391
Net income before income taxes	88,154	51,009
Federal and state income tax expense	16,258	8,698
Net income	$71,896	$42,311

Basic earnings per common share	$4.54	$2.68
Diluted earnings per common share	$4.48	$2.65

Weighted average common shares outstanding	15,829,124	15,770,335
Weighted average common and common equivalent shares outstanding	16,058,420	15,945,832

Cash dividends declared per common share	$0.18	$0.18

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020

	(dollars in thousands)

Net income	$31,565	$17,344

Other comprehensive loss:

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(3,194)	585
Less reclassification adjustment for gains included in net income before tax	—	1,802
	(3,194)	(1,217)

Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	(342)	445
Less reclassification adjustment for caplet amortization before tax	(181)	149
	(161)	296

Other comprehensive loss, before tax	(3,355)	(921)
Tax expense	(809)	(307)
Other comprehensive loss, net of tax	(2,546)	(614)

Comprehensive income	$29,019	$16,730

	Nine Months Ended September 30,
	2021	2020

	(dollars in thousands)

Net income	$71,896	$42,311

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(4,290)	8,467
Less reclassification adjustment for gains (losses) included in net income before tax	(88)	1,867
	(4,202)	6,600
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	3,383	(7,903)
Less reclassification adjustment for caplet amortization before tax	(495)	(384)
	3,878	(7,519)

Other comprehensive loss, before tax	(324)	(919)
Tax expense	(206)	(236)
Other comprehensive loss, net of tax	(118)	(683)

Comprehensive income	$71,778	$41,628

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Nine Months Ended September 30, 2021 and 2020

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

	(dollars in thousands)

Balance December 31, 2020	$15,806	$275,807	$300,804	$1,376	$593,793
Net income	—	—	17,982	—	17,982
Other comprehensive loss, net of tax	—	—	—	(1,751)	(1,751)
Impact of adoption of ASU 2016-13	—	—	(937)	—	(937)
Common cash dividends declared, $0.06 per share	—	—	(949)	—	(949)
Stock-based compensation expense	—	841	—	—	841
Issuance of common stock under employee benefit plans	38	(298)	—	—	(260)
Balance, March 31, 2021	$15,844	$276,350	$316,900	$(375)	$608,719
Net income	—	—	22,349	—	22,349
Other comprehensive income, net of tax	—	—	—	4,179	4,179
Common cash dividends declared, $0.06 per share	—	—	(951)	—	(951)
Repurchase and cancellation of 100,000 shares of common stock
as a result of a share repurchase program	(100)	(1,826)	(2,874)	—	(4,800)
Stock-based compensation expense	—	520	—	—	520
Issuance of common stock under employee benefit plans	20	440	—	—	460
Balance, June 30, 2021	$15,764	$275,485	$335,424	$3,803	$630,476
Net income	—	—	31,565	—	31,565
Other comprehensive loss, net of tax	—	—	—	(2,546)	(2,546)
Repurchase and cancellation of 193,153 shares of common stock
as a result of a share repurchase program	(193)	(3,134)	(6,040)	—	(9,367)
Common cash dividends declared, $0.06 per share	—	—	(946)	—	(946)
Stock-based compensation expense	—	504	—	—	504
Issuance of common stock under employee benefit plans	19	109	—	—	128
Balance, September 30, 2021	$15,590	$272,964	$360,003	$1,257	$649,814

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2019	$15,828	$274,785	$245,836	$(1,098)	$535,351
Net income	—	—	11,228	—	11,228
Other comprehensive loss, net of tax	—	—	—	(3,691)	(3,691)
Common cash dividends declared, $0.06 per share	—	—	(942)	—	(942)
Repurchase and cancellation of 100,932 shares of common stock
as a result of a share repurchase program	(101)	(1,844)	(1,835)	—	(3,780)
Stock-based compensation expense	—	641	—	—	641
Issuance of common stock under employee benefit plans	47	285	—	—	332
Balance, March 31, 2020	$15,774	$273,867	$254,287	$(4,789)	$539,139
Net income	—	—	13,739	—	13,739
Other comprehensive income, net of tax	—	—	—	3,622	3,622
Common cash dividends declared, $0.06 per share	—	—	(945)	—	(945)
Stock-based compensation expense	—	423	—	—	423
Issuance of common stock under employee benefit plans	17	25	—	—	42
Balance, June 30, 2020	$15,791	$274,315	$267,081	$(1,167)	$556,020
Net income	—	—	17,344	—	17,344
Other comprehensive loss, net of tax	—	—	—	(614)	(614)
Common cash dividends declared, $0.06 per share	—	—	(945)	—	(945)
Stock-based compensation expense	—	472	—	—	472
Issuance of common stock under employee benefit plans	1	335	—	—	336
Balance, September 30, 2020	$15,792	$275,122	$283,480	$(1,781)	$572,613

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2021 and 2020

	2021	2020

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,896	$42,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,087	4,006
Provision for credit losses	6,713	48,624
Stock-based compensation expense	1,865	1,536
Deferred compensation expense accrued	3,288	2,660
Gains on other real estate owned, net	(1,754)	(298)
Amortization of premiums on securities, net	1,506	728
Caplet amortization	495	383
Mark to market gains on unhedged derivatives, net	(74)	—
Securities (gains) losses, net	88	(1,867)
Loans originated for sale	(157,392)	(172,282)
Proceeds on sales of loans	161,173	170,362
Gains on sales of residential real estate loans	(3,475)	(3,218)
Loss on liability extinguishment, net	—	2,450
Losses (gains) on sales and disposals of premises and equipment	1,457	(13)
Amortization of intangibles	1,524	1,628
Accretion of acquisition fair value adjustments, net	(1,251)	(2,194)
Increase in cash value of bank-owned life insurance	(1,369)	(1,443)
Loss on sale of subsidiary/certain assets and liabilities of subsidiary	—	305
Goodwill impairment	—	500
Increase in other assets	(37,630)	(8,351)
Decrease in other liabilities	13,161	43,489
Net cash provided by operating activities	$64,308	$129,316

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	2,095	9,270
Net decrease (increase) in interest-bearing deposits at financial institutions	22,755	(154,247)
Proceeds from sales of other real estate owned	4,592	4,353
Activity in securities portfolio:
Purchases	(151,702)	(255,500)
Calls, maturities and redemptions	81,000	38,461
Paydowns	50,177	33,870
Sales	23,874	28,579
Activity in restricted investment securities:
Purchases	(4,280)	(4,600)
Redemptions	2,447	8,843
Proceeds from the liquidation of bank-owned life insurance	—	10,999
Net increase in loans/leases originated and held for investment	(353,616)	(555,315)
Purchase of premises and equipment	(7,866)	(2,250)
Proceeds from sales of premises and equipment	22	94
Net cash transferred In sale of subsidiary	—	(349)
Net cash used in investing activities	$(330,502)	$(837,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	272,691	731,374
Net increase (decrease) in short-term borrowings	(3,830)	17,007
Activity in Federal Home Loan Bank advances:
Term advances	—	125,000
Calls and maturities	—	(81,600)
Net change in short-term and overnight advances	15,000	(109,300)
Prepayments	—	(55,274)
Prepayments on brokered and public time deposits	—	29,359
Prepayments of subordinated notes	(5,000)	—
Proceeds from subordinated notes	—	50,000
Payment of cash dividends on common stock	(2,847)	(2,831)
Proceeds from issuance of common stock, net	328	1,199
Repurchase and cancellation of shares	(14,167)	(3,780)
Net cash provided by financing activities	$262,175	$701,154

Net increase (decrease) in cash and due from banks	(4,019)	(7,322)

Cash and due from banks, beginning	61,329	76,254
Cash and due from banks, ending	$57,310	$68,932

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Nine Months Ended September 30, 2021 and 2020

Supplemental disclosure of cash flow information, cash payments for:
Interest	$18,617	$26,920
Income/franchise taxes	36,987	16,713

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized losses on securities available for sale and derivative instruments, net	(118)	(683)
Transfers of loans to other real estate owned	2,812	51
Due to broker for purchases of securities	—	8,550
Increase (decrease) in the fair value of back-to-back interest rate swap assets and liabilities	(25,503)	151,398
Dividends payable	946	945
Consideration received on sale of the Bates Companies	—	1,328

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2021

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

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended September 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021, or for any other period.

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

On December 27, 2020, the Consolidated Appropriations Act was established, which extended this relief to the earlier of the first day of the Company’s fiscal year after the date the national emergency terminates or January 1, 2022.  Based upon guidance from regulators, it was determined the Company could adopt ASU 2016-13 on January 1, 2021, and the Company did adopt on January 1, 2021.  The Company has developed a CECL allowance model which calculates allowances over the life of a loan and is largely driven by portfolio characteristics, risk-grading, economic outlook, and other key methodology assumptions.  Those assumptions are based upon the existing probability of default and loss given the default framework.  The Company utilizes economic and other forecasts over a reasonable and supportable forecast period and then fully reverts back to average historical losses.

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

Further discussion contained in this quarterly report regarding the loan and lease portfolio as well as ACL on HTM securities and OBS exposures is only relevant for the year 2021 and forward. Discussion in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 is still applicable for years prior to 2021.

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

Loans receivable, held for investment: Loans that management has the intent and ability to hold for the foreseeable future, or until pay-off or maturity occurs, are classified as held for investment. These loans are reported at amortized cost, net of the ACL. Amortized cost is the amount of unpaid principal adjusted for charge-offs, any discounts or premiums, and any deferred fees and/or costs on originated loans. Accrued interest receivable totaled $20 million at September 30, 2021 and was reported in other assets on the consolidated balance sheet. Interest is credited to earnings as earned based on the principal amount outstanding. Deferred direct loan origination fees and/or costs are amortized as an adjustment of the related loan’s yield. As assets held for and used in the production of services, the origination and collection of these loans are classified as investing activities in the statement of cash flows.

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

Risks and Uncertainties:

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic.  Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. On March 27, 2020, the CARES Act was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic.  The Company currently expects that the COVID-19 pandemic will continue to have a significant impact on its business.  In particular, the Company anticipates that a significant portion of the subsidiary banks’ borrowers in the hotel, restaurant, arts/entertainment/recreation and retail industries will continue to endure economic distress, and could adversely affect their ability and willingness to repay existing indebtedness, and could adversely impact the value of  collateral pledged to the banks.  These developments, together with economic conditions generally, have impacted and are expected to continue to impact the Company’s commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, the Company’s equipment leasing business and loan portfolio, the Company’s consumer loan business and loan portfolio, and the value of certain collateral securing the Company’s loans. The Company believes that losses have been incurred that are not yet known and anticipates that its asset quality and results of operations could be adversely affected in the future, as described in further detail in this report.

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

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of September 30, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost*	Gains	(Losses)	Value

	(dollars in thousands)
September 30, 2021:
Securities HTM:
Municipal securities	$483,127	$47,122	$(20)	$530,229
Other securities	1,050	—	—	1,050
	$484,177	$47,122	$(20)	$531,279

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$23,616	$413	$(340)	$23,689
Residential mortgage-backed and related securities	97,762	3,627	(645)	100,744
Municipal securities	162,964	4,124	(729)	166,359
Asset-backed securities	29,622	985	—	30,607
Other securities	23,048	299	(30)	23,317
	$337,012	$9,448	$(1,744)	$344,716

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2020:
Securities HTM:
Municipal securities	$475,115	$45,360	$(248)	$520,227
Other securities	1,050	—	—	1,050
	$476,165	$45,360	$(248)	$521,277

Securities AFS:
U.S. govt. sponsored agency securities	$14,936	$447	$(47)	$15,336
Residential mortgage-backed and related securities	127,670	5,510	(338)	132,842
Municipal securities	147,241	5,215	(48)	152,408
Asset-backed securities	39,663	1,111	(91)	40,683
Other securities	20,550	147	—	20,697
	$350,060	$12,430	$(524)	$361,966

*     HTM securities shown on the balance sheet of $484.0 million represents amortized cost of $484.2 million, net of allowance for credit losses of $174 thousand as of September 30, 2021.

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
September 30, 2021:
Securities HTM:
Municipal securities	$14,880	$(20)	$—	$—	$14,880	$(20)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$9,809	$(148)	$3,001	$(192)	$12,810	$(340)
Residential mortgage-backed and related securities	18,422	(593)	8,629	(52)	27,051	(645)
Municipal securities	50,754	(689)	966	(40)	51,720	(729)
Other securities	3,970	(30)	—	—	3,970	(30)
	$82,955	$(1,460)	$12,596	$(284)	$95,551	$(1,744)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2020:
Securities HTM:
Municipal securities	$8,407	$(248)	$—	$—	$8,407	$(248)

Securities AFS:
U.S. govt. sponsored agency securities	$3,199	$(47)	$—	$—	$3,199	$(47)
Residential mortgage-backed and related securities	37,549	(338)	—	—	37,549	(338)
Municipal securities	10,110	(48)	—	—	10,110	(48)
Asset-backed securities	6,884	(52)	9,945	(39)	16,829	(91)
	$57,742	$(485)	$9,945	$(39)	$67,687	$(524)

At September 30, 2021, the investment portfolio included 629 securities. Of this number, 91 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 0.22% of the total amortized cost of the portfolio. Of these 91 securities, there were nine securities that had an unrealized loss for twelve months or more. Asset-backed securities are comprised of collateralized loan obligations, which are debt securities backed by pools of senior secured commercial loans to a diverse group of companies across a broad spectrum of industries. At September 30, 2021, the Company only owned collateralized loan obligations that were AAA rated. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.

On January 1, 2021, the Company adopted ASU 2016-13, which replaced the legacy GAAP OTTI model with a credit loss model. ASU 2016-13 requires an allowance on lifetime expected credit losses on held to maturity debt securities. The following table presents the activity in the allowance for credit losses for held to maturity securities by major security type for the nine months ended September 30, 2021.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Municipal	Other		Municipal	Other
	securities	securities	Total	securities	securities	Total

Allowance for credit losses:
Beginning balance	$173	$1	$174	$—	$—	$—
Impact of adopting ASU 2016-13	—	—	—	182	1	183
Provision for credit loss expense	—	—	—	(9)	—	(9)
Balance, ending	$173	$1	$174	$173	$1	$174

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

All sales of securities for the three and nine months ended September 30, 2021 and September 30, 2020 were securities identified as AFS.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

	(dollars in thousands)

Proceeds from sales of securities	$—	$22,252	$23,874	$28,579
Gross gains from sales of securities	—	1,802	—	1,936
Gross losses from sales of securities	—	—	(88)	(69)

The amortized cost and fair value of securities as of September 30, 2021 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$3,171	$3,188
Due after one year through five years	26,563	27,189
Due after five years	454,443	500,902
	$484,177	$531,279
Securities AFS:
Due in one year or less	$1,280	$1,295
Due after one year through five years	12,409	12,694
Due after five years	195,939	199,376
	209,628	213,365
Residential mortgage-backed and related securities	97,762	100,744
Asset-backed securities	29,622	30,607
	$337,012	$344,716

Portions of the U.S. government sponsored agency securities, municipal securities and other securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity. These callable securities are summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$285,608	$297,413

Securities AFS:
Municipal securities	157,961	161,122
Other securities	23,048	23,317
	$181,009	$184,439

As of September 30, 2021, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 113 issuers with fair values totaling $115.0 million and revenue bonds issued by 168 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $581.6 million. The Company also held investments in general obligation bonds in 20 states, including eight states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 25 states, including 13 states in which the aggregate fair value exceeded $5.0 million.

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

Both general obligation and revenue bonds are diversified across many issuers. As of September 30, 2021 and as of December 31, 2020, the Company held revenue bonds of two issuers, located in Ohio, of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. The issuer’s financial condition is strong and the source of repayment is diversified. The Company monitors the investments and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of September 30, 2021, all were within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of September 30, 2021, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio by classes of loans/leases as of September 30, 2021 and December 31, 2020 is presented as follows:

September 30, 2021
(dollars in thousands)

C&I:
C&I - revolving	$175,155
C&I - other *	1,465,580
1,640,735

CRE - owner occupied	434,014
CRE - non-owner occupied	644,850
Construction and land development	852,418
Multi-family	529,727
Direct financing leases**	50,237
1-4 family real estate***	376,067
Consumer	71,682
4,599,730
Allowance for credit losses	(80,670)
$4,519,060
** Direct financing leases:
Net minimum lease payments to be received	$55,042
Estimated unguaranteed residual values of leased assets	165
Unearned lease/residual income	(4,970)
50,237
Plus deferred lease origination costs, net of fees	652
50,889
Less allowance for credit losses	(1,744)
$49,145

December 31, 2020

C&I loans*	$1,726,723
CRE loans
Owner-occupied CRE	496,471
Commercial construction, land development, and other land	541,455
Other non owner-occupied CRE	1,069,703
2,107,629

Direct financing leases **	66,016
Residential real estate loans ***	252,121
Installment and other consumer loans	91,302
4,243,791
Plus deferred loan/lease origination costs, net of fees	7,338
4,251,129
Less allowance	(84,376)
$4,166,753
** Direct financing leases:
Net minimum lease payments to be received	$72,940
Estimated unguaranteed residual values of leased assets	239
Unearned lease/residual income	(7,163)
66,016
Plus deferred lease origination costs, net of fees	1,072
67,088
Less allowance	(1,764)
$65,324

*     Includes equipment financing agreements outstanding at m2, totaling $212.7 million and $171.5 million as of September 30, 2021 and December 31, 2020, respectively and PPP loans totaling $83.6 million and $273.1 million as of September 30, 2021 and December 31, 2020, respectively.

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

*** Includes residential real estate loans held for sale totaling $3.5 million and $3.8 million as of September 30, 2021 and December 31, 2020, respectively.

Changes in accretable yield for acquired loans were as follows:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total

	(dollars in thousands)

Balance at the beginning of the period	$—	$(2,189)	$(2,189)	$—	$(3,139)	$(3,139)
Accretion recognized	—	505	505	—	1,455	1,455
Balance at the end of the period	$—	$(1,684)	$(1,684)	$—	$(1,684)	$(1,684)

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	PCI	Performing		PCI	Performing
	Loans	Loans	Total	Loans	Loans	Total

	(dollars in thousands)

Balance at the beginning of the period	$(58)	$(4,935)	$(4,993)	$(57)	$(6,378)	$(6,435)
Reclassification of nonaccretable discount to accretable	—	—	—	(30)	—	(30)
Accretion recognized	1	941	942	30	2,384	2,414
Balance at the end of the period	$(57)	$(3,994)	$(4,051)	$(57)	$(3,994)	$(4,051)

The aging of the loan/lease portfolio by classes of loans/leases as of September 30, 2021 and December 31, 2020 is presented as follows:

	As of September 30, 2021
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$175,155	$—	$—	$—	$—	$175,155
C&I - other	1,459,194	874	137	14	5,361	1,465,580
CRE - owner occupied	433,361	653	—	—	—	434,014
CRE - non-owner occupied	638,613	—	6,237	—	—	644,850
Construction and land development	852,343	—	—	—	75	852,418
Multi-family	529,727	—	—	—	—	529,727
Direct financing leases	49,215	167	11	—	844	50,237
1-4 family real estate	375,366	96	130	—	475	376,067
Consumer	71,606	13	—	—	63	71,682
	$4,584,580	$1,803	$6,515	$14	$6,818	$4,599,730

As a percentage of total loan/lease portfolio	99.67%	0.04%	0.14%	0.00%	0.15%	100.00%

	As of December 31, 2020
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I	$1,720,058	$1,535	$323	$—	$4,807	$1,726,723
CRE
Owner-occupied CRE	496,459	—	—	—	12	496,471
Commercial construction, land development, and other land	541,455	—	—	—	—	541,455
Other non-owner occupied CRE	1,062,215	—	—	—	7,488	1,069,703
Direct financing leases	64,918	501	191	—	406	66,016
Residential real estate	249,364	1,512	223	—	1,022	252,121
Installment and other consumer	91,047	43	4	3	205	91,302
	$4,225,516	$3,591	$741	$3	$13,940	$4,243,791

As a percentage of total loan/lease portfolio	99.57%	0.08%	0.02%	0.00%	0.33%	100.00%

NPLs by classes of loans/leases as of September 30, 2021 and December 31, 2020 are presented as follows:

	As of September 30, 2021
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	14	5,024	337	5,375	78.68
CRE - owner occupied	—	—	—	—	-
CRE - non-owner occupied	—	—	—	—	-
Construction and land development	—	75	—	75	1.10
Multi-family	—	—	—	—	-
Direct financing leases	—	112	732	844	12.35
1-4 family real estate	—	475	—	475	6.95
Consumer	—	63	—	63	0.92
	$14	$5,749	$1,069	$6,832	100.00%

The Company did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2021.

	As of December 31, 2020
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More	Loans/Leases *	Accruing TDRs	Total NPLs	Total NPLs

	(dollars in thousands)

C&I	$—	$4,807	$606	$5,413	36.87%
CRE
Owner-occupied CRE	—	12	—	12	0.08%
Commercial construction, land development, and other land	—	—	—	—	-%
Other non-owner occupied CRE	—	7,488	—	7,488	50.99%
Direct financing leases	—	406	135	541	3.68%
Residential real estate	—	1,022	—	1,022	6.96%
Installment and other consumer	3	205	—	208	1.42%
	$3	$13,940	$741	$14,684	100.00%

*   Nonaccrual loans/leases included $984 thousand of TDRs, including $836 thousand in CRE loans, $100 thousand in direct financing leases, $48 thousand in installment loans.

Changes in the ACL-loans/leases by portfolio segment for the three and nine months ended September 30, 2021 and 2020, respectively, are presented as follows:

	Three Months Ended September 30, 2021
					CRE	CRE	Construction		Direct	Residential	1-4
		C&I -	C&I -		Owner	Non-Owner	and Land	Multi-	Financing	Real	Family
	C&I	Revolving	Other*	CRE	Occupied	Occupied	Development	Family	Leases	Estate	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$—	$3,177	$32,325	$—	$8,020	$8,911	$13,640	$6,977	$—	$—	$4,925	$919	$78,894
Provision	—	(262)	(276)	—	(62)	25	2,141	923	—	—	(558)	(36)	1,895
Charge-offs	—	—	(283)	—	—	—	—	—	—	—	—	(4)	(287)
Recoveries	—	—	109	—	4	50	—	—	—	—	—	5	168
Balance, ending	$—	$2,915	$31,875	$—	$7,962	$8,986	$15,781	$7,900	$—	$—	$4,367	$884	$80,670

	Nine Months Ended September 30, 2021
					CRE -	CRE -	Construction		Direct	Residential
		C&I -	C&I -		Owner	Non-Owner	and Land	Multi	Financing	Real	1-4
	C&I	Revolving	Other**	CRE	Occupied	Occupied	Development	Family	Leases	Estate	Family	Consumer	Total

	(dollars in thousands)

Balance, beginning	$35,421	$—	$—	$42,161	$—	$—	$—	$—	$1,764	$3,732	$—	$1,298	$84,376
Adoption of ASU 2016-13	(35,421)	2,982	29,130	(42,161)	8,696	11,428	11,999	5,836	(1,764)	(3,732)	5,042	(137)	(8,102)
Provision	—	(67)	4,271	—	(732)	(637)	3,782	2,214	—	—	(502)	(582)	7,747
Charge-offs	—	—	(1,949)	—	—	(1,876)	—	(150)	—	—	(690)	(9)	(4,674)
Recoveries	—	—	423	—	(2)	71	—	—	—	—	517	314	1,323
Balance, ending	$—	$2,915	$31,875	$—	$7,962	$8,986	$15,781	$7,900	$—	$—	$4,367	$884	$80,670

*   Included within the C&I – Other column are ACL on leases with a beginning balance of $2.0 million, negative provision of $212 thousand, charge-offs of $72 thousand and recoveries of $52 thousand. ACL on leases was $1.7 million as of September 30, 2021.

**   Included within the C&I – Other column are ACL on leases with a beginning balance of $1.8 million, adoption impact of $685 thousand, negative provision of negative $491 thousand, charge-offs of $400 thousand and recoveries of $186 thousand. ACL on leases was $1.7 million as of September 30, 2021.

	Three Months Ended September 30, 2020
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Balance, beginning	$25,748	$29,123	$1,639	$3,010	$1,307	$60,827
Provision	9,008	10,428	608	253	45	20,342
Charge-offs	(1,079)	(362)	(358)	—	(20)	(1,819)
Recoveries	150	64	13	—	5	232
Balance, ending	$33,827	$39,253	$1,902	$3,263	$1,337	$79,582

	Nine Months Ended September 30, 2020
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Balance, beginning	$16,072	$15,379	$1,464	$1,948	$1,138	$36,001
Provisions charged to expense	20,564	24,609	1,890	1,286	275	48,624
Loans/leases charged off	(3,058)	(873)	(1,554)	—	(119)	(5,604)
Recoveries on loans/leases previously charged off	249	138	102	29	43	561
Balance, ending	$33,827	$39,253	$1,902	$3,263	$1,337	$79,582

The composition of the ACL-loans/leases by portfolio segment based on evaluation method are as follows:

	As of September 30, 2021
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$2,650	$172,505	$175,155	$188	$2,727	$2,915
C&I - other*	26,124	1,489,693	1,515,817	3,173	28,702	31,875
	28,774	1,662,198	1,690,972	3,361	31,429	34,790
CRE - owner occupied	3,883	430,131	434,014	287	7,675	7,962
CRE - non-owner occupied	19,183	625,667	644,850	—	8,986	8,986
Construction and land development	10,507	841,911	852,418	12	15,769	15,781
Multi-family	—	529,727	529,727	—	7,900	7,900
1-4 family real estate	1,527	374,540	376,067	203	4,164	4,367
Consumer	227	71,455	71,682	28	856	884
	$64,101	$4,535,629	$4,599,730	$3,891	$76,779	$80,670

*   Included within the C&I – Other category are leases individually evaluated of $844 thousand with a related allowance for credit losses of $34 thousand and leases collectively evaluated of $49.4 million with a related allowance for credit losses of $1.7 million.

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

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the nine months ended September 30, 2020 are presented as follows:

						Interest Income
				Average		Recognized for
	Recorded	Unpaid Principal	Related	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Balance	Allowance	Investment	Recognized	Received
	(dollars in thousands)
Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$2,004	$2,114	$—	$1,418	$35	$35
CRE
Owner-occupied CRE	287	528	—	146	—	—
Commercial construction, land development, and other land	—	—	—	—	—	—
Other non-owner occupied CRE	1,336	1,336	—	334	22	22
Direct financing leases	944	944	—	792	16	16
Residential real estate	507	507	—	416	—	—
Installment and other consumer	146	146	—	119	—	—
	$5,224	$5,575	$—	$3,225	$73	$73

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$—	$—	$—	$—	$—	$—
CRE
Owner-occupied CRE	—	—	—	—	—	—
Commercial construction, land development, and other land	—	—	—	—	—	—
Other non-owner occupied CRE	13,046	13,046	3,210	7,228	—	—
Direct financing leases	—	—	—	—	—	—
Residential real estate	259	259	21	220	—	—
Installment and other consumer	75	75	75	69	—	—
	$13,380	$13,380	$3,306	$7,517	$—	$—

Total Impaired Loans/Leases:
C&I	$2,004	$2,114	$—	$1,418	$35	$35
CRE
Owner-occupied CRE	287	528	—	146	—	—
Commercial construction, land development, and other land	—	—	—	—	—	—
Other non-owner occupied CRE	14,382	14,382	3,210	7,562	22	22
Direct financing leases	944	944	—	792	16	16
Residential real estate	766	766	21	636	—	—
Installment and other consumer	221	221	75	188	—	—
	$18,604	$18,955	$3,306	$10,742	$73	$73

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended September 30, 2020 are presented as follows:

	Three Months Ended September 30, 2020
			Interest Income
	Average		Recognized for
	Recorded	Interest Income	Cash Payments
Classes of Loans/Leases	Investment	Recognized	Received

Impaired Loans/Leases with No Specific Allowance Recorded:
C&I	$1,825	$11	$11
CRE
Owner-Occupied CRE	292	—	—
Commercial Construction, Land Development, and Other Land	—	—	—
Other Non Owner-Occupied CRE	668	7	7
Direct Financing Leases	953	6	6
Residential Real Estate	512	—	—
Installment and Other Consumer	146	—	—
	$4,396	$24	$24

Impaired Loans/Leases with Specific Allowance Recorded:
C&I	$—	$—	$—
CRE
Owner-Occupied CRE	—	—	—
Commercial Construction, Land Development, and Other Land	—	—	—
Other Non Owner-Occupied CRE	9,757	—	—
Direct Financing Leases	—	—	—
Residential Real Estate	260	—	—
Installment and Other Consumer	77	—	—
	$10,094	$—	$—

Total Impaired Loans/Leases:
C&I	$1,825	$11	$11
CRE
Owner-Occupied CRE	292	—	—
Commercial Construction, Land Development, and Other Land	—	—	—
Other Non Owner-Occupied CRE	10,425	7	7
Direct Financing Leases	953	6	6
Residential Real Estate	772	—	—
Installment and Other Consumer	223	—	—
	$14,490	$24	$24

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

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses:

	As of September 30, 2021
		Non
	Commercial	Owner-Occupied	Owner Occupied
	Assets	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$2,400	$—	$—	$—	$250	$—	$2,650
C&I - other*	746	—	2,530	145	22,404	299	26,124
	3,146	—	2,530	145	22,654	299	28,774
CRE - owner occupied	—	—	3,883	—	—	—	3,883
CRE - non-owner occupied	—	19,183	—	—	—	—	19,183
Construction and land development	—	10,431	76	—	—	—	10,507
Multi-family	—	—	—	—	—	—	—
1-4 family real estate	—	—	1,527	—	—	—	1,527
Consumer	—	—	207	—	—	20	227
	$3,146	$29,614	$8,223	$145	$22,654	$319	$64,101

*   Included within the C&I – Other category are leases individually evaluated of $844 thousand with primary collateral of equipment.

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

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of September 30, 2021:

	As of September 30, 2021
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2021	2020	2019	2018	2017	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass (Ratings 1 through 5)	$—	$—	$—	$—	$—	$—	$171,646	$171,646
Special Mention (Rating 6)	—	—	—	—	—	—	859	859
Substandard (Rating 7)	—	—	—	—	—	—	2,650	2,650
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$175,155	$175,155

C&I - other
Pass (Ratings 1 through 5)	$389,930	$414,997	$158,888	$109,194	$91,950	$58,973	$—	$1,223,932
Special Mention (Rating 6)	3,572	381	—	67	381	1,263	—	5,664
Substandard (Rating 7)	411	6,439	15,945	355	59	50	—	23,259
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - other	$393,913	$421,817	$174,833	$109,616	$92,390	$60,286	$—	$1,252,855

CRE - owner occupied
Pass (Ratings 1 through 5)	$99,294	$154,383	$57,484	$30,136	$19,636	$52,166	$12,616	$425,715
Special Mention (Rating 6)	889	—	177	237	1,875	1,234	—	4,412
Substandard (Rating 7)	197	—	1,913	1,250	527	—	—	3,887
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$100,380	$154,383	$59,574	$31,623	$22,038	$53,400	$12,616	$434,014

CRE - non-owner occupied
Pass (Ratings 1 through 5)	$142,226	$168,609	$90,613	$67,934	$62,429	$38,946	$8,336	$579,093
Special Mention (Rating 6)	6,807	15,462	2,226	12,299	4,144	5,627	19	46,584
Substandard (Rating 7)	386	628	15,605	1,126	950	—	478	19,173
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$149,419	$184,699	$108,444	$81,359	$67,523	$44,573	$8,833	$644,850

Construction and land development
Pass (Ratings 1 through 5)	$304,504	$244,267	$155,738	$110,633	$4,904	$182	$6,860	$827,088
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	—	—	10,433	—	—	—	—	10,433
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Construction and land development	$304,504	$244,267	$166,171	$110,633	$4,904	$182	$6,860	$837,521

Multi-family
Pass (Ratings 1 through 5)	$191,982	$203,030	$69,276	$48,093	$5,719	$8,638	$2,989	$529,727
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	—	—	—	—	—	—	—	—
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Multi-family	$191,982	$203,030	$69,276	$48,093	$5,719	$8,638	$2,989	$529,727

1-4 family real estate
Pass (Ratings 1 through 5)	$34,087	$30,604	$18,906	$8,462	$6,001	$6,744	$6,267	$111,071
Special Mention (Rating 6)	37	179	—	545	354	—	—	1,115
Substandard (Rating 7)	—	—	—	—	—	—	—	—
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$34,124	$30,783	$18,906	$9,007	$6,355	$6,744	$6,267	$112,186

Total	$1,174,322	$1,238,979	$597,204	$390,331	$198,929	$173,823	$212,720	$3,986,308

	As of September 30, 2021
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2021	2020	2019	2018	2017	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$90,454	$59,480	$38,136	$17,435	$5,160	$515	$—	$211,180
Nonperforming	90	236	722	435	47	15	—	1,545
Total C&I - other	$90,544	$59,716	$38,858	$17,870	$5,207	$530	$—	$212,725

Direct financing leases
Performing	$5,448	$13,473	$13,211	$10,874	$5,026	$1,361	$—	$49,393
Nonperforming	—	732	—	41	23	48	—	844
Total Direct financing leases	$5,448	$14,205	$13,211	$10,915	$5,049	$1,409	$—	$50,237

Construction and land development
Performing	$7,131	$6,697	$212	$502	$—	$—	$280	$14,822
Nonperforming	—	—	—	—	75	—	—	75
Total Construction and land development	$7,131	$6,697	$212	$502	$75	$—	$280	$14,897

1-4 family real estate
Performing	$85,172	$82,206	$20,469	$12,210	$12,232	$51,088	$28	$263,405
Nonperforming	—	—	72	—	—	404	—	476
Total 1-4 family real estate	$85,172	$82,206	$20,541	$12,210	$12,232	$51,492	$28	$263,881

Consumer
Performing	$4,218	$6,190	$2,517	$2,132	$674	$2,391	$53,497	$71,619
Nonperforming	45	—	—	—	16	2	—	63
Total Consumer	$4,263	$6,190	$2,517	$2,132	$690	$2,393	$53,497	$71,682

Total	$192,558	$169,014	$75,339	$43,629	$23,253	$55,824	$53,805	$613,422

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

As of September 30, 2021 and December 31, 2020, TDRs totaled $591 thousand and $1.7 million, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the nine months ended September 30, 2021 and during the three and nine months ended September 30, 2020. There were no loans restructured during the three months ended September 30, 2021. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended September 30, 2021				For the nine months ended September 30, 2021
		Pre-	Post-			Pre-	Post-
	Number of	Modification	Modification		Number of	Modification	Modification
	Loans/	Recorded	Recorded	Specific	Loans/	Recorded	Recorded	Specific
Classes of Loans/Leases	Leases	Investment	Investment	Allowance	Leases	Investment	Investment	Allowance

	(dollars in thousands)
CONCESSION - Extension of Maturity
1-4 family real estate	—	$—	$—	$—	1	$2,532	$2,532	$—

CONCESSION - Interest Rate Adjusted Below Market
1-4 family real estate	—	$—	$—	$—	1	$54	$54	$6
Consumer	—	—	—	—	1	13	13	6
	—	$—	$—	$—	2	$67	$67	$12

TOTAL	—	$—	$—	$—	3	$2,599	$2,599	$12

	For the three months ended September 30, 2020				For the nine months ended September 30, 2020
		Pre-	Post-			Pre-	Post-
	Number of	Modification	Modification		Number of	Modification	Modification
	Loans/	Recorded	Recorded	Specific	Loans/	Recorded	Recorded	Specific
Classes of Loans/Leases	Leases	Investment	Investment	Allowance	Leases	Investment	Investment	Allowance

	(dollars in thousands)
CONCESSION - Significant Payment Delay
C&I	3	$197	$197	$—	5	$308	$308	$—
Direct financing leases	—	—	—	—	3	145	145	—
	3	$197	$197	$—	8	$453	$453	$—

TOTAL	3	$197	$197	$—	8	$453	$453	$—

Of the loans restructured during the nine months ended September 30, 2021, one with a post-modification recorded investment totaling $54 thousand was on nonaccrual and of the loans restructured during the three and nine months ended September 30, 2020, none were on nonaccrual.

For the three and nine months ended September 30, 2021, none of the Company's TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

For the three months ended September 30, 2020, one of the Company's TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.  This TDR was a lease restructured in the fourth quarter of 2019 with a pre-modification balance totaling $32 thousand.  For the nine months ended September 30, 2020, three of the Company’s TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.  These TDRs included the TDR that defaulted in the three months ended September 30, 2020 as well as a lease that was restructured in the fourth quarter of 2019 with pre-modification balance totaling $55 thousand and a commercial loan that was restructured in the fourth quarter of 2019 with a pre-modification balance of $48 thousand.

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

The Company implemented its LRP offering to extend qualifying customers’ payments for 90 days.  As of  September 30, 2021, there were no bank modifications and eight m2 modifications of loans and leases totaling $2.9 million, representing 0.06% of the total loan and lease portfolio, that were on deferral as of such date.

On December 27, 2020, former President Trump signed the Consolidated Appropriations Act, which extended the debt relief program to the earlier of 60 days after the national emergency termination date or January 1, 2022.  The Company intends to allow qualifying commercial and consumer clients to defer payments under the new guidance.

The adoption of ASU 2016-13 required an allowance for OBS exposures, specifically on unfunded commitments. Changes in the ACL for OBS exposures for the three and nine months ended September 30, 2021 and 2020 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

	(dollars in thousands)

Balance, beginning	$9,987	$—	$—	$—
Impact of adopting ASU 2016-13	—	—	9,117	—
Provisions credited to expense	(1,895)	—	(1,025)	—
Balance, ending	$8,092	$—	$8,092	$—

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES

Derivatives are summarized as follows as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

	(dollars in thousands)
Assets:
Interest rate caps - hedged	$517	$259
Interest rate caps	141	67
Interest rate swaps - hedged	807	—
Interest rate swaps	196,928	222,431
	$198,393	$222,757

Liabilities:
Interest rate swaps - hedged	$(4,522)	$(6,839)
Interest rate swaps	(196,928)	(222,431)
	$(201,450)	$(229,270)

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

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	September 30, 2021	December 31, 2020
(dollars in thousands)

Deposits	1/1/2020	1/1/2023	Derivatives - Assets	$25,000	1.75%	$1	$3
Deposits	1/1/2020	1/1/2023	Derivatives - Assets	50,000	1.57	2	5
Deposits	1/1/2020	1/1/2023	Derivatives - Assets	25,000	1.80	1	3
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.75	26	15
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	50,000	1.57	53	31
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.80	26	15
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.75	101	46
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	50,000	1.57	205	94
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.80	102	47
				$300,000		$517	$259

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

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	September 30, 2021	December 31, 2020

(dollars in thousands)

1/1/2020	1/1/2023	Derivatives - Assets	$25,000	1.90%	$1	$2
2/1/2020	2/1/2024	Derivatives - Assets	25,000	1.90	26	15
3/1/2020	3/1/2025	Derivatives - Assets	25,000	1.90	114	50
			$75,000		$141	$67

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.    All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	September 30, 2021	December 31, 2020
(dollars in thousands)
QCBT - Loans	7/1/2021	7/1/2031	Derivatives - Assets	35,000	1.40%	2.81%	192		N/A
CRBT - Loans	7/1/2021	7/1/2031	Derivatives - Assets	50,000	1.40%	2.81%	274		N/A
CSB - Loans	7/1/2021	7/1/2031	Derivatives - Assets	40,000	1.40%	2.81%	204		N/A
SFCB - Loans	7/1/2021	7/1/2031	Derivatives - Assets	25,000	1.40%	2.81%	137		N/A
				$150,000			$807	$	N/A

The Company has entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	September 30, 2021	December 31, 2020
(dollars in thousands)
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Liabilities	10,000	2.98%	5.85%	(1,169)	(1,767)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Liabilities	8,000	2.98%	5.85%	(936)	(1,414)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Liabilities	10,000	1.68%	4.54%	(1,135)	(1,721)
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Liabilities	3,000	2.29%	5.17%	(350)	(529)
Community National Statutory Trust III	9/15//2018	9/15/2028	Derivatives - Liabilities	3,500	1.87%	4.75%	(408)	(616)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Liabilities	4,500	1.87%	4.75%	(524)	(792)
				$39,000			$(4,522)	$(6,839)

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

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	September 30, 2021		December 31, 2020
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$3,609,566	$196,928	$1,539,602	$222,431
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$3,609,566	$196,928	$1,539,602	$222,431

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three months ended September 30, 2021 and September 30, 2020 are as follows:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)
Income and expense line items presented in the consolidated statements of income	$51,667	$5,438	$50,890	$6,309

The effects of cash flow hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	-	-	-	79
Interest rate swap on variable rate loans	502	-	-	-
Interest rate cap on deposits	-	181	-	128

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the nine months ended September 30, 2021 and September 30, 2020 are as follows:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)
Income and expense line items presented in the consolidated statements of income	$148,135	$16,415	$148,522	$25,279

The effects of cash flow hedging:

Gain (loss) on cash flow hedges:
Interest rate swap on wholesale funding	-	-	-	114
Interest rate swap on variable rate loans	502	-	-	-
Interest rate cap on deposits	-	495	-	336

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	September 30, 2021	December 31, 2020

	(dollars in thousands)

Cash	$13,220	$45,719
U.S treasuries and govt. sponsored agency securities	3,579	3,628
Municipal securities	69,397	85,937
Residential mortgage-backed and related securities	122,606	89,646
	$208,802	$224,930

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

NOTE 5 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three and nine months ended September 30, 2021 and September 30, 2020:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$8,293	21.0%	$4,486	21.0%	$18,512	21.0%	$10,712	21.0%
Tax exempt income, net	(2,032)	(5.1)	(1,350)	(6.3)	(5,553)	(6.3)	(3,822)	(7.5)
Bank-owned life insurance	(93)	(0.2)	(101)	(0.5)	(287)	(0.3)	(271)	(0.5)
State income taxes, net of federal benefit, current year	1,799	4.6	1,003	4.7	4,070	4.6	2,456	4.8
Tax credits	(57)	(0.1)	(116)	(0.5)	(171)	(0.2)	(348)	(0.7)
Excess tax benefit on stock options exercised and restricted stock awards vested	(107)	(0.3)	14	0.1	(311)	(0.4)	(248)	(0.5)
Other	126	0.2	80	0.4	(2)	—	219	0.5
Federal and state income tax expense	$7,929	20.1%	$4,016	18.9%	$16,258	18.4%	$8,698	17.1%

NOTE 6 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(dollars in thousands, except share data)

Net income	$31,565	$17,344	$71,896	$42,311

Basic EPS	$2.02	$1.10	$4.54	$2.68
Diluted EPS	$1.99	$1.09	$4.48	$2.65

Weighted average common shares outstanding	15,635,123	15,767,152	15,829,124	15,770,335
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	234,675	156,426	229,296	175,497
Weighted average common and common equivalent shares outstanding	15,869,798	15,923,578	16,058,420	15,945,832

NOTE 7 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at September 30, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
September 30, 2021:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$23,689	$—	$23,689	$—
Residential mortgage-backed and related securities	100,744	—	100,744	—
Municipal securities	166,359	—	166,359	—
Asset-backed securities	30,607	—	30,607	—
Other securities	23,317	—	23,317	—
Derivatives	198,393	—	198,393	—
Total assets measured at fair value	$543,109	$—	$543,109	$—

Derivatives	$201,450	$—	$201,450	$—
Total liabilities measured at fair value	$201,450	$—	$201,450	$—

December 31, 2020:
Securities AFS:
U.S. govt. sponsored agency securities	$15,336	$—	$15,336	$—
Residential mortgage-backed and related securities	132,842	—	132,842	—
Municipal securities	152,408	—	152,408	—
Asset-backed securities	40,683	—	40,683	—
Other securities	20,697	—	20,697	—
Derivatives	222,757	—	222,757	—
Total assets measured at fair value	$584,723	$—	$584,723	$—

Derivatives	$229,270	$—	$229,270	$—
Total liabilities measured at fair value	$229,270	$—	$229,270	$—

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

Assets measured at fair value on a non-recurring basis comprise the following at September 30, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

September 30, 2021:
Loans/leases evaluated individually	$65,027	$—	$—	$65,027
OREO	—	—	—	—
	$65,027	$—	$—	$65,027

December 31, 2020:
Loans/leases evaluated individually	$9,926	$—	$—	$9,926
OREO	22	—	—	22
	$9,948	$—	$—	$9,948

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	September 30,	December 31,
	2021	2020	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$65,027	$9,926	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
OREO	—	22	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the loans/leases evaluated individually and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three and nine months ended September 30, 2021 and 2020.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of September 30, 2021		As of December 31, 2020
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$57,310	$57,310	$61,329	$61,329
Federal funds sold	Level 2	6,985	6,985	9,080	9,080
Interest-bearing deposits at financial institutions	Level 2	63,841	63,841	86,596	86,596
Investment securities:
HTM	Level 2	484,003	531,279	476,165	521,277
AFS	Level 2	344,716	344,716	361,966	361,966
Loans/leases receivable, net	Level 3	60,210	65,027	9,191	9,926
Loans/leases receivable, net	Level 2	4,458,850	4,361,433	4,157,562	4,112,735
Derivatives	Level 2	198,393	198,393	222,757	222,757

Deposits:
Nonmaturity deposits	Level 2	4,426,844	4,426,844	4,138,478	4,138,478
Time deposits	Level 2	444,984	440,549	460,659	465,681
Short-term borrowings	Level 2	1,600	1,600	5,430	5,430
FHLB advances	Level 2	30,000	30,000	15,000	14,998
Subordinated notes	Level 2	113,811	116,321	118,691	112,406
Junior subordinated debentures	Level 2	38,103	30,912	37,993	30,618
Derivatives	Level 2	201,450	201,450	229,270	229,270

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

Selected financial information on the Company's business segments is presented as follows as of and for the three and nine months ended September 30, 2021 and 2020.

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	SFCB	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended September 30, 2021
Total revenue	$22,630	$41,415	$11,445	$10,886	$36,749	$(36,806)	$86,319
Net interest income	16,862	14,784	9,303	7,058	(2,121)	343	46,229
Provision for credit losses	247	(733)	596	(110)	—	—	—
Net income (loss) from continuing operations	8,704	19,730	3,243	4,590	31,740	(36,442)	31,565
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	1,824	2,816	5,217	—	—	9,857
Total assets	2,106,631	2,019,018	1,140,933	880,143	828,808	(961,025)	6,014,508

Three Months Ended September 30, 2020
Total revenue	$22,971	$44,164	$11,159	$10,266	$22,128	$(21,839)	$88,849
Net interest income	16,648	14,432	8,593	6,159	(1,531)	280	44,581
Provision for loan/lease losses	7,861	8,878	2,493	1,110	—	—	20,342
Net income (loss) from continuing operations	3,273	13,437	1,888	2,869	17,360	(21,483)	17,344
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	2,313	3,474	6,115	—	—	11,902
Total assets	2,205,934	2,012,182	937,016	803,478	756,716	(850,766)	5,864,560

Nine Months Ended September 30, 2021
Total revenue	$65,590	$98,270	$32,677	$28,813	$86,699	$(86,477)	$225,572
Net interest income	48,800	42,395	26,343	19,606	(6,342)	918	131,720
Provision for loan/lease losses	2,495	759	2,718	741	—	—	6,713
Net income (loss)	24,547	42,271	8,414	10,544	72,008	(85,888)	71,896
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	1,824	2,816	5,217	—	—	9,857
Total assets	2,106,631	2,019,018	1,140,933	880,143	828,808	(961,025)	6,014,508

Nine Months Ended September 30, 2020
Total revenue	$66,370	$102,548	$31,234	$28,490	$57,003	$(55,342)	$230,303
Net interest income	46,728	38,638	23,631	18,002	(4,514)	758	123,243
Provision for loan/lease losses	18,583	18,288	7,268	4,485	—	—	48,624
Net income (loss) from continuing operations	12,995	30,941	3,523	6,714	42,295	(54,157)	42,311
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	2,313	3,474	6,115	—	—	11,902
Total assets	2,205,934	2,012,182	937,016	803,478	756,716	(850,766)	5,864,560

NOTE 9 – REGULATORY CAPITAL REQUIREMENTS

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the subsidiary banks' financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of September 30, 2021 and December 31, 2020, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of September 30, 2021 and

December 31, 2020 are presented in the following tables (dollars in thousands).  As of September 30, 2021 and December 31, 2020, each of the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2021:
Company:
Total risk-based capital	$785,424	14.64%	$429,282	>	8.00%	$563,433	>	10.50%	$536,603	>	10.00%
Tier 1 risk-based capital	604,268	11.26	321,962	>	6.00	456,113	>	8.50	429,282	>	8.00
Tier 1 leverage	604,268	10.28	235,118	>	4.00	235,118	>	4.00	293,897	>	5.00
Common equity Tier 1	566,165	10.55	241,471	>	4.50	375,622	>	7.00	348,792	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$237,936	13.07%	$145,613	>	8.00%	$191,117	>	10.50%	$182,017	>	10.00%
Tier 1 risk-based capital	215,059	11.82	109,210	>	6.00	154,714	>	8.50	145,613	>	8.00
Tier 1 leverage	215,059	10.33	83,257	>	4.00	83,257	>	4.00	104,071	>	5.00
Common equity Tier 1	215,059	11.82	81,907	>	4.50	127,412	>	7.00	118,311	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$264,015	14.39%	$146,780	>	8.00%	$192,649	>	10.50%	$183,475	>	10.00%
Tier 1 risk-based capital	241,037	13.14	110,085	>	6.00	155,954	>	8.50	146,780	>	8.00
Tier 1 leverage	241,037	12.20	79,004	>	4.00	79,004	>	4.00	98,755	>	5.00
Common equity Tier 1	241,037	13.14	82,564	>	4.50	128,433	>	7.00	119,259	>	6.50
Community State Bank:
Total risk-based capital	$118,637	11.69%	$81,208	>	8.00%	$106,585	>	10.50%	$101,510	>	10.00%
Tier 1 risk-based capital	105,894	10.43	60,906	>	6.00	86,283	>	8.50	81,208	>	8.00
Tier 1 leverage	105,894	9.80	43,204	>	4.00	43,204	>	4.00	54,005	>	5.00
Common equity Tier 1	105,894	10.43	45,679	>	4.50	71,057	>	7.00	65,981	>	6.50
Springfield First Community Bank:
Total risk-based capital	$96,864	12.77%	$60,706	>	8.00%	$79,676	>	10.50%	$75,882	>	10.00%
Tier 1 risk-based capital	87,367	11.51	45,529	>	6.00	64,500	>	8.50	60,706	>	8.00
Tier 1 leverage	87,367	10.67	32,751	>	4.00	32,751	>	4.00	40,939	>	5.00
Common equity Tier 1	87,367	11.51	34,147	>	4.50	53,117	>	7.00	49,223	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2020:
Company:
Total risk-based capital	$721,004	14.95%	$385,832	>	8.00%	$506,404	>	10.50%	$482,290	>	10.00%
Tier 1 risk-based capital	546,729	11.34	289,374	>	6.00	409,946	>	8.50	385,832	>	8.00
Tier 1 leverage	546,729	9.49	230,345	>	4.00	230,345	>	4.00	287,931	>	5.00
Common equity Tier 1	508,736	10.55	217,030	>	4.50	337,603	>	7.00	313,488	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$213,608	12.24%	$139,581	>	8.00%	$183,200	>	10.50%	$174,477	>	10.00%
Tier 1 risk-based capital	191,693	10.99	104,686	>	6.00	148,305	>	8.50	139,581	>	8.00
Tier 1 leverage	191,693	8.48	90,430	>	4.00	90,430	>	4.00	113,038	>	5.00
Common equity Tier 1	191,693	10.99	78,514	>	4.50	122,134	>	7.00	113,410	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$217,227	13.14%	$132,269	>	8.00%	$173,603	>	10.50%	$165,336	>	10.00%
Tier 1 risk-based capital	196,438	11.88	99,202	>	6.00	140,536	>	8.50	132,269	>	8.00
Tier 1 leverage	196,438	10.01	78,535	>	4.00	78,535	>	4.00	98,169	>	5.00
Common equity Tier 1	196,438	11.88	74,401	>	4.50	115,735	>	7.00	107,469	>	6.50
Community State Bank:
Total risk-based capital	$108,040	12.69%	$68,117	>	8.00%	$89,404	>	10.50%	$85,146	>	10.00%
Tier 1 risk-based capital	97,350	11.43	51,088	>	6.00	72,374	>	8.50	68,117	>	8.00
Tier 1 leverage	97,350	10.27	37,930	>	4.00	37,930	>	4.00	47,412	>	5.00
Common equity Tier 1	97,350	11.43	38,316	>	4.50	59,602	>	7.00	55,345	>	6.50
Springfield First Community Bank:
Total risk-based capital	$90,334	14.35%	$50,357	>	8.00%	$66,094	>	10.50%	$62,947	>	10.00%
Tier 1 risk-based capital	77,668	12.34	37,768	>	6.00	53,505	>	8.50	50,357	>	8.00
Tier 1 leverage	77,668	10.87	28,575	>	4.00	28,575	>	4.00	35,719	>	5.00
Common equity Tier 1	77,668	12.34	28,326	>	4.50	44,063	>	7.00	40,915	>	6.50

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three and nine months ending September 30, 2021. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. Page locations and specific sections and notes that are referred to in this discussion are listed in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past twenty-eight years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of September 30, 2021, the Company had $6.0 billion in consolidated assets, including $4.5 billion in net loans/leases, and $4.9 billion in  deposits.  The financial results of acquired/merged entities for the periods since their acquisition/merger are included in this report.  Further information related to acquired/merged entities has been presented in the Annual Reports previously filed with the SEC corresponding to the year of each acquisition/merger.

IMPACT OF COVID-19

The progression of the COVID-19 pandemic in the United States has had an impact on the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2021, and could continue to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

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

Effects on the Company’s Business

The Company currently expects that the COVID-19 pandemic and the specific developments referred to above could have an on-going impact on its business.  In particular, the Company anticipates that a portion of the subsidiary banks’ borrowers in the hotel, restaurant, arts/entertainment/recreation and retail industries could continue to experience economic challenges, and could adversely affect their ability to repay existing indebtedness, and could adversely impact the value of collateral pledged to the banks.  These developments, together with economic conditions generally, may impact the Company’s commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, the Company’s equipment leasing business and loan portfolio, the Company’s consumer loan business and loan portfolio, and the value of certain collateral securing the Company’s loans.  As a result, the Company anticipates that its asset quality and results of operations could be adversely affected, as described in further detail below.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s Response

As previously disclosed, the Company has taken numerous steps in response to the COVID-19 pandemic, including the following:

●	The Company implemented its LRP offering to extend qualifying customers’ payments for 90 days. As of September 30, 2021 there were no bank and eight m2 modifications of loans and leases totaling $2.9 million representing 0.06% of the total loan and lease portfolio, that were currently on deferral.
●	The Company has processed 2,633 loans for a total of $484 million as of September 30, 2021 under the PPP. PPP loans are included in the C&I - other category of loans in Note 3 of the Consolidated Financial Statements and total $83.6 million at September 30, 2021 compared to $273.1 million at December 31, 2020.

EXECUTIVE OVERVIEW

The Company reported net income of $31.6 million and diluted EPS of $1.99 for the quarter ended September 30, 2021. By comparison, for the quarter ended June 30, 2021 the Company reported net income of $22.3 million and diluted EPS of $1.39.  For the quarter ended September 30, 2020, the Company reported net income of $17.3 million, and diluted EPS of $1.09.  For the nine months ended September 30, 2021, the Company reported net income of $71.9 million, and diluted EPS of $4.48.  By comparison, for the nine months ended September 30, 2020, the Company reported net income of $42.3 million and diluted EPS of $2.65.

The third quarter of 2021 was also highlighted by the following results and events:

●	Record net income of $31.6 million, or $1.99 per diluted share;
●	NIM increased 8 basis points and Adjusted NIM (TEY)(non-GAAP) increased by 9 basis points to 3.36% and 3.53%, respectively;
●	Adjusted net interest income (non-GAAP) increased by $2.8 million, or 6.2%;
●	Annualized traditional loan and lease growth (non-GAAP) of 23.0% for the quarter and 18.0% year-to-date, excluding SBA PPP loans;
●	Annualized core deposit growth of 15.6% for the quarter;
●	Nonperforming assets improved by 32% for the quarter and now represent only 0.11% of total assets; and
●	ACL for loans/leases to total loans/leases of 1.79%, excluding PPP loans (non-GAAP).

Following is a table that represents various income measurements for the Company.

	For the three months ended			For the nine months ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

	(dollars in thousands)

Net income	$31,565	$22,349	$17,344	$71,896	$42,311

Diluted earnings per common share	$1.99	$1.39	$1.09	$4.48	$2.65

Weighted average common and common equivalent shares outstanding	15,869,798	16,045,239	15,923,578	16,058,420	15,945,832

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company reported adjusted net income (non-GAAP) of $31.6 million, with adjusted diluted EPS of $1.99.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended			For the nine months ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

	(dollars in thousands)

Net interest income	$46,229	$43,516	$44,581	$131,720	$123,243
Provision for credit losses	—	—	20,342	6,713	48,624
Noninterest income	34,652	19,296	37,959	77,437	81,781
Noninterest expense	41,387	35,675	40,838	114,290	105,391
Federal and state income tax expense	7,929	4,788	4,016	16,258	8,698
Net income	$31,565	$22,349	$17,344	$71,896	$42,311

Following are some noteworthy changes in the Company's financial results:

●	Net interest income in the third quarter of 2021 increased 6% compared to the second quarter of 2021. Net interest income increased 4% compared to the third quarter of 2020 and 7% when comparing the first nine months of 2021 to the same period of the prior year. The increase was due to strong loan growth funded by core deposit growth while maintaining modest excess liquidity. The Company had success holding on to earning asset yield while moving cost of funds lower which helped to drive NIM expansion.
●	There was no provision expense in the third or second quarter of 2021. Provision expense decreased $41.9 million when comparing the first nine months of 2021 to the same period in the prior year. The decrease was primarily due to continued strong credit quality, a reduction in NPLs and improving economic conditions. The provision amounts for prior years were calculated under different accounting standards due to the adoption of CECL on January 1, 2021. See the Provision for Credit Losses section of this report for additional details.
●	Noninterest income in the third quarter of 2021 increased $15.4 million or 80% compared to the second quarter of 2021. Noninterest income decreased $3.3 million or 9% compared to the third quarter of 2020 and decreased $4.3 million or 5% when comparing the first nine months of 2021 to the same period of the prior year. The increase in the third quarter of 2021 was primarily due to swap fee income/capital market revenue for certain loans that closed in the third quarter that were scheduled to close in the second quarter due to factors outside of the Company’s control.
●	Noninterest expense increased $5.7 million or 16% in the third quarter of 2021 compared to the second quarter of 2021. This increase was due to several factors but was primarily the result of higher salary and benefits expense of $5.2 million, driven by higher incentive compensation and commission expense in the quarter due to higher swap fee income/capital market revenue and higher incentive compensation accruals. In addition, there was a $1.2 million increase in net income from and gains/losses on operations of other real estate due to the sale of one large other real estate owned property. Noninterest expense increased $549 thousand or 1% compared to the third quarter of 2020 and increased $8.9 million or 8% when comparing the first nine months of 2021 to the same period in the prior year. The increase was primarily due to increased incentive compensation with improved financial performance of the Company.

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

●	Generate organic loan and lease growth of 9% per year, funded by core deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	September 30, 2021	June 30, 2021	September 30, 2020
Loan and lease growth organically **	Loans and leases growth	> 9% annually	18.0%	14.7%	11.5%
Fee income growth	Fee income growth	> 6% annually	(7.5)%	(23.3)%	61.1%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	3.3%	(1.0)%	(5.3)%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period that are then annualized for comparison. The calculations provided exclude non-core noninterest income and noninterest expense.

** Loan and lease growth excludes PPP loans.

It should be noted that these initiatives are long-term targets.

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the third quarter of 2021 to support its corporate strategy:

●	The Company grew loans and leases organically in the third quarter of 2021 by 23.0% on an annualized basis, excluding PPP loans (non-GAAP), driven by both our specialty finance group and our traditional commercial lending and leasing business.
●	Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. The Company acted as the correspondent bank for 186 downstream banks with average total noninterest bearing deposits of $350.0 million and average total interest bearing deposits of $317.5 million during the nine months of 2021. By comparison, the Company acted as the correspondent bank for 192 downstream banks with average total noninterest bearing deposits of $307.0 million and average total interest bearing deposits of $542.6 million during the nine months of 2020. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.
●	As a result of the low interest rate environment, the Company is focused on executing interest rate swaps on select commercial loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for the borrowers and the Company. Capital markets revenue totaled $24.9 million for the quarter, which benefited from a number of swap transactions that were scheduled to close in the second quarter carrying over into the third quarter. Capital markets revenue averaged $16 million per quarter for the first nine months of 2021 and $16.3

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

million for the last eight quarters. Future levels of swap fee income/capital markets revenue are somewhat dependent upon prevailing interest rates.
●	Noninterest expense for the first nine months of 2021 totaled $114.3 million as compared to $105.4 million in the first nine months of 2020. Salaries and employee benefits for the first nine months of 2021 were up 15.6% from the same period of the prior year primarily due to the higher incentive compensation due to strong financial results.
●	In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management increased by $687.5 million in the first nine months of 2021. There were 233 new relationships added in the first nine months of 2021 totaling $319.0 million of new assets under management. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts. The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.

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

The TCE/TA non-GAAP ratio has been a focus for investors and management believes that this ratio may assist investors in analyzing the Company's capital position without regard to the effects of intangible assets.  The TCE/TA ratio excluding PPP loans non-GAAP ratio is provided as the Company’s management believes this financial measure is important to investors as total assets for the quarters ended September 30, 2021 and June 30, 2021 were materially higher due to the addition of PPP loans.  By excluding the PPP loans, management believes the investor is provided a better comparison to prior periods for analysis.

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

ACL to total loans and leases, excluding PPP loans, and loan growth annualized, excluding PPP loans, are ratios that management utilizes to compare the Company to its peers. The Company’s management believes these financial measures are important to investors as total loans and leases for the quarters ended September 30, 2021 and June 30, 2021 were materially higher due to the addition of PPP loans which are guaranteed by the government and therefore do not necessitate an increase in ACL.  By excluding the PPP loans, the investor is provided a better comparison to prior periods for analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

	As of
GAAP TO NON-GAAP	September 30,	June 30,	September 30,
RECONCILIATIONS	2021	2021	2020

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$649,814	$630,476	$572,613
Less: Intangible assets	83,923	84,431	85,968
TCE (non-GAAP)	$565,891	$546,045	$486,645

Total assets (GAAP)	$6,014,508	$5,805,165	$5,864,560
Less: Intangible assets	83,923	84,431	85,968
TA (non-GAAP)	$5,930,585	$5,720,734	$5,778,592

TCE/TA ratio (non-GAAP)	9.54%	9.55%	8.42%

TCE/TA RATIO EXCLUDING PPP LOANS
Stockholders' equity (GAAP)	$649,814	$630,476	$572,613
Less: PPP loan interest income (post-tax)	12,297	10,788	4,934
Less: Intangible assets	83,923	84,431	85,968
TCE (non-GAAP)	$553,594	$535,257	$481,711

Total assets (GAAP)	$6,014,508	$5,805,165	$5,864,560
Less: PPP loans	83,575	147,506	357,506
Less: Intangible assets	83,923	84,431	85,968
TA (non-GAAP)	$5,847,010	$5,573,228	$5,421,086

TCE/TA ratio excluding PPP loans (non-GAAP)	9.47%	9.60%	8.89%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$31,565	$22,349	$17,344	$71,896	$42,311
Less non-core items (post-tax) (*):
Income:
Securities gains (losses), net	$—	$(69)	$1,424	$(69)	$1,475
Mark to market gains (losses) on unhedged derivatives, net	(13)	(58)	—	58	—
Gain on sale of loan	$28	$—	$—	28	—
Total non-core income (non-GAAP)	$15	$(127)	$1,424	$17	$1,475
Expense:
Losses on liability extinguishment	$—	$—	$1,480	$—	$1,936
Goodwill impairment	—	—	—	—	500
Disposition costs	—	—	152	7	495
Post-acquisition compensation, transition and integration costs	—	—	(25)	—	149
Separation agreement	—	—	—	734	—
Loss on sale of subsidiary	—	—	212	—	212
Total non-core expense (non-GAAP)	$—	$—	$1,819	$741	$3,291

Adjusted net income (non-GAAP)	$31,550	$22,476	$17,739	$72,620	$44,127

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$31,550	$22,476	$17,739	$72,620	$44,127

Weighted average common shares outstanding	15,635,123	15,813,932	15,767,152	15,829,124	15,770,335
Weighted average common and common equivalent shares outstanding	15,869,768	16,045,239	15,923,578	16,058,420	15,945,832

Adjusted EPS (non-GAAP):
Basic	$2.02	$1.42	$1.13	$4.59	$2.80
Diluted	$1.99	$1.40	$1.11	$4.52	$2.77

ADJUSTED ROAA
Adjusted net income (non-GAAP) (from above)	$31,550	$22,476	$17,739	$72,620	$44,127

Average Assets	$5,960,336	$5,739,067	$5,820,555	$5,789,753	$5,524,087

Adjusted ROAA (annualized) (non-GAAP)	2.12%	1.57%	1.22%	1.67%	1.07%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$46,229	$43,516	$44,581	$131,720	$123,243
Plus: Tax equivalent adjustment	2,708	2,444	1,942	7,411	5,587
Net interest income - tax equivalent (non-GAAP)	$48,937	$45,960	$46,523	$139,131	$128,830
Less: Acquisition accounting net accretion	456	291	833	1,251	2,194
Adjusted net interest income	48,481	45,669	45,690	137,880	126,636

Average earning assets	$5,451,571	$5,320,881	$5,278,298	$5,330,338	$4,998,352

NIM (GAAP)	3.36%	3.28%	3.36%	3.30%	3.29%
NIM (TEY) (non-GAAP)	3.56%	3.46%	3.51%	3.49%	3.44%
Adjusted NIM (TEY) (non-GAAP)	3.53%	3.44%	3.44%	3.46%	3.38%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$41,387	$35,675	$40,838	$114,290	$105,391

Net interest income (GAAP)	$46,229	$43,516	$44,581	$131,720	$123,243
Noninterest income (GAAP)	34,652	19,296	37,959	77,437	81,781
Total income	$80,881	$62,812	$82,540	$209,157	$205,024

Efficiency ratio (noninterest expense/total income) (non-GAAP)	51.17%	56.80%	49.48%	54.64%	51.40%

ACL TO TOTAL LOANS AND LEASES, EXCLUDING PPP LOANS
ACL	$80,670	$78,894	$79,582	$80,670	$79,582

Total loans and leases	$4,599,730	$4,417,705	$4,247,977	$4,599,730	$4,247,977
Less: PPP loans	83,575	147,506	357,506	83,575	357,506
Total loans and leases, excluding PPP loans	$4,516,155	$4,270,199	$3,890,471	$4,516,155	$3,890,471

ACL to total loans and leases, excluding PPP loans	1.79%	1.85%	2.05%	1.79%	2.05%

LOAN GROWTH ANNUALIZED, EXCLUDING PPP LOANS
Total loans and leases	$4,599,730	$4,417,705	$4,247,977	$4,599,730	$4,247,977
Less: PPP loans	83,575	147,506	357,506	83,575	357,506
Total loans and leases, excluding PPP loans	$4,516,155	$4,270,199	$3,890,471	$4,516,155	$3,890,471

Loan growth annualized, excluding PPP loans	23.04%	14.87%	11.45%	16.08%	16.28%

*     Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 21% with the exception of goodwill impairment which is not deductible for tax and gain/loss on sale of subsidiary which has an estimated effective tax rate of 30.5%.

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 5% to $48.9 million for the quarter ended September 30, 2021 compared to the same quarter of the prior year and increased 8% to $139.1 million for the nine months ended September 30, 2021 as compared to the same period of the prior year. Net interest income, on a GAAP basis, increased 4% for the quarter ended September 30, 2021 compared to the same quarter of the prior year, and increased 7% for the nine months

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ended September 30, 2021 compared to the same period of the prior year. Net interest income improved due to the following factors:

●	Strong organic loan and deposit growth;
●	Significant growth in PPP loans in 2020 and 2021;
●	Reduction in higher cost wholesale funds with strong core deposit growth including noninterest bearing deposits; and
●	Reduction in cost of funds.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis			GAAP
	For the Quarter Ended			For the Quarter Ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2021	2021	2020	2021	2021	2020
Average Yield on Interest-Earning Assets	3.96%	3.87%	3.99%	3.79%	3.68%	3.86%
Average Cost of Interest-Bearing Liabilities	0.58%	0.60%	0.66%	0.59%	0.60%	0.67%
Net Interest Spread	3.38%	3.27%	3.33%	3.21%	3.08%	3.19%
NIM (TEY) (Non-GAAP)	3.56%	3.46%	3.51%	3.36%	3.28%	3.36%
NIM Excluding Acquisition Accounting Net Accretion	3.53%	3.44%	3.44%	3.38%	3.27%	3.36%

	Tax Equivalent Basis		GAAP
	For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Average Yield on Interest-Earning Assets	3.90%	4.12%	3.71%	3.96%
Average Cost of Interest-Bearing Liabilities	0.60%	0.91%	0.60%	0.67%
Net Interest Spread	3.30%	3.21%	3.11%	3.29%
NIM (TEY) (Non-GAAP)	3.49%	3.44%	3.30%	3.29%
NIM Excluding Acquisition Accounting Net Accretion	3.46%	3.38%	3.26%	3.24%

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

	For the Quarter Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
	(dollars in thousands)			(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$456	$291	$833	$1,251	$2,194

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

The Company's average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended September 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$3,030	$1	0.10%	$2,205	$1	0.18%
Interest-bearing deposits at financial institutions	99,024	39	0.16%	321,679	92	0.11%
Investment securities (1)	799,471	7,646	3.82%	749,425	6,836	3.66%
Restricted investment securities	20,910	262	4.97%	19,714	249	4.94%
Gross loans/leases receivable (1) (2) (3)	4,529,136	46,427	4.07%	4,185,275	45,654	4.34%
Total interest earning assets	5,451,571	54,375	3.96%	5,278,298	52,832	3.99%

Noninterest-earning assets:
Cash and due from banks	55,359			75,480
Premises and equipment	75,712			72,618
Less allowance	(78,884)			(61,892)
Other	456,578			456,051
Total assets	$5,960,336			$5,820,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$3,041,941	2,183	0.28%	$2,932,988	2,086	0.28%
Time deposits	461,210	1,090	0.94%	638,031	2,399	1.50%
Short-term borrowings	6,858	1	0.10%	26,996	11	0.17%
FHLB advances	54,293	41	0.30%	57,078	211	1.45%
Subordinated notes	113,789	1,554	5.46%	77,783	1,031	5.30%
Junior subordinated debentures	38,084	569	5.84%	37,936	571	5.89%
Total interest-bearing liabilities	3,716,175	5,438	0.58%	3,770,812	6,309	0.66%

Noninterest-bearing demand deposits	1,276,725			1,155,862
Other noninterest-bearing liabilities	313,250			318,890
Total liabilities	5,306,150			5,245,564

Stockholders' equity	654,186			574,991
Total liabilities and stockholders' equity	$5,960,336			$5,820,555
Net interest income		$48,937			$46,523
Net interest spread			3.38%			3.33%
Net interest margin			3.36%			3.36%
Net interest margin (TEY)(Non-GAAP)			3.56%			3.51%
Adjusted net interest margin (TEY)(Non-GAAP)			3.53%			3.44%
Ratio of average interest-earning assets to average interest-bearing liabilities	146.70%			139.98%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended September 30, 2021

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2021 vs. 2020
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$—	$(1)	$1
Interest-bearing deposits at financial institutions	(53)	168	(221)
Investment securities (2)	810	320	490
Restricted investment securities	13	1	12
Gross loans/leases receivable (2) (3)	773	(12,517)	13,290
Total change in interest income	1,543	(12,029)	13,572

INTEREST EXPENSE
Interest-bearing deposits	97	(113)	210
Time deposits	(1,309)	(750)	(559)
Short-term borrowings	(10)	(4)	(6)
Federal Home Loan Bank advances	(170)	(160)	(10)
Subordinated notes	523	—	523
Junior subordinated debentures	(2)	(14)	12
Total change in interest expense	(871)	(1,041)	170

Total change in net interest income	$2,414	$(10,988)	$13,402

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Nine Months Ended September 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$1,503	$1	0.13%	$2,795	$19	0.89%
Interest-bearing deposits at financial institutions	101,225	110	0.15%	327,902	587	0.24%
Investment securities (1)	802,715	21,989	3.65%	688,985	19,567	3.78%
Restricted investment securities	19,540	718	4.85%	20,767	795	5.03%
Gross loans/leases receivable (1) (2) (3)	4,405,355	132,728	4.03%	3,957,903	133,141	4.49%
Total interest earning assets	5,330,338	155,546	3.90%	4,998,352	154,109	4.12%

Noninterest-earning assets:
Cash and due from banks	61,579			85,655
Premises and equipment, net	74,413			73,298
Less allowance for estimated losses on loans/leases	(81,941)			(46,978)
Other	405,364			413,760
Total assets	$5,789,753			$5,524,087

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,000,766	6,219	0.28%	$2,718,613	9,920	0.49%
Time deposits	449,996	3,716	1.10%	743,746	9,537	1.71%
Short-term borrowings	7,560	4	0.08%	23,804	81	0.45%
Federal Home Loan Bank advances	29,875	66	0.29%	87,920	1,007	1.50%
Subordinated notes	115,927	4,718	5.43%	71,582	3,019	5.63%
Junior subordinated debentures	38,045	1,692	5.86%	37,894	1,715	5.95%
Total interest-bearing liabilities	3,642,169	16,415	0.60%	3,683,559	25,279	0.91%

Noninterest-bearing demand deposits	1,255,957			1,009,970
Other noninterest-bearing liabilities	264,044			271,639
Total liabilities	5,162,170			4,965,168

Stockholders' equity	627,583			558,919
Total liabilities and stockholders' equity	$5,789,753			$5,524,087
Net interest income		$139,131			$128,830
Net interest spread			3.30%			3.21%
Net interest margin			3.30%			3.29%
Net interest margin (TEY)(Non-GAAP)			3.49%			3.44%
Adjusted net interest margin (TEY)(Non-GAAP)			3.46%			3.38%
Ratio of average interest earning assets to average interest-bearing liabilities	146.35%			135.69%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the nine months ended September 30, 2021

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2021 vs. 2020
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(18)	$(12)	$(6)
Interest-bearing deposits at other financial institutions	(477)	(167)	(310)
Investment securities (2)	2,422	(1,065)	3,487
Restricted investment securities	(77)	(29)	(48)
Gross loans/leases receivable (2) (3)	(413)	(19,381)	18,968
Total change in interest income	1,437	(20,654)	22,091

INTEREST EXPENSE
Interest-bearing demand deposits	(3,701)	(5,186)	1,485
Time deposits	(5,821)	(2,767)	(3,054)
Short-term borrowings	(77)	(42)	(35)
Federal Home Loan Bank advances	(941)	(518)	(423)
Subordinated notes	1,699	—	1,699
Junior subordinated debentures	(23)	—	(23)
Total change in interest expense	(8,864)	(8,513)	(351)
Total change in net interest income	$10,301	$(12,141)	$22,442

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

There was no occurrence of a triggering event during the three and nine months ended September 30, 2021, therefore no impairment test of goodwill was performed as of September 30, 2021.

ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES AND OFF-BALANCE SHEET EXPOSURES

On January 1, 2021, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic326),” which replaces the incurred loss methodology with a current expected credit loss methodology, known as CECL. Additionally, CECL required an allowance for OBS exposures to be calculated using a current expected credit loss methodology.

The Company's allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. A more detailed discussion of this critical accounting policy can be found in Note 1 to the Consolidated Financial Statements for September 30, 2021.

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

Although management believes the level of the ACL as of September 30, 2021 was adequate to absorb losses inherent in the loan/lease portfolio and OBS exposures, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased 2%, comparing the third quarter of 2021 to the same period of 2020, and was unchanged when comparing the first nine months of 2021 to the same period of 2020. This was primarily due to an increase in the volume of average securities and average loans/leases offset by a decline in yields on loans/leases. Average gross loans and leases increased 8%, while average investment securities increased 7%, when comparing the quarter ended September 30, 2021 to September 30, 2020. Average gross loans and leases increased 11%, while average investment securities increased 17%, when comparing the nine months ended September 30, 2021 to September 30, 2020.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the third quarter of 2021 decreased 14% from the third quarter of 2020, and decreased 35% comparing the first nine months of 2021 to the same period of 2020.  The Company has grown organically at a significant pace over the past several years.  Core deposit growth has funded loan growth and has allowed the Company to prepay higher cost brokered deposits and FHLB advances.  The cost of funds on the Company’s average interest-bearing liabilities declined

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

in conjunction with the declining rate environment. The Company’s cost of funds was 0.58% for the quarter ended September 30, 2021, which was down from 0.66% for the quarter ended September 30, 2020.  The Company’s cost of funds was 0.60% for the nine months ended September 30, 2021, which was down from 0.91% for the nine months ended September 30, 2020.

The Company's management intends to continue to minimize its level of wholesale funds with a focus on well-priced core deposits, including noninterest-bearing deposits. Continuing this trend is expected to strengthen the Company's franchise value, reduce funding costs and increase fee income opportunities through deposit service charges.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)

Provision for credit losses - loans and leases (1)	$1,895	$20,342	$7,747	$48,624
Provision for credit losses - off-balance sheet exposures (2)	(1,895)	N/A	(1,025)	N/A
Provision for credit losses - held to maturity securities (3)	—	N/A	(9)	N/A
Total provision for credit losses	$—	$20,342	$6,713	$48,624

(1)	2021 and years forward are evaluated using ASU 2016-13 and years prior to 2021 were calculated under an incurred loss model.
(2)	Prior to adoption of ASU 2016-13 on January 1, 2021, there were no requirements to record provision for off-balance sheet exposures.
(3)	Prior to the adoption of ASU 2016-13 on January 1, 2021, there was no requirement to record provision for credit losses for held to maturity securities.

The Company’s total provision for credit losses was zero for the third quarter of 2021, compared to $20.3 million for the third quarter of 2020.  Provision for the first nine months of 2021 totaled $6.7 million, which was down from $48.6 million in the first nine months of 2020.  The adoption of ASU 2016-13 now requires an allowance on held to maturity debt securities and OBS exposures, specifically unfunded commitments. For the nine months ended September 30, 2021, the provision related to HTM debt securities was negative due to the decrease in the balance of those HTM debt securities. For the three and nine months ended September 30, 2021, the provision related to OBS was negative due to the decrease in the balance of those OBS exposures with increase of line of credit usage. In the three and nine months ended September 30, 2021, loans/leases saw a decrease in provision from the same periods in the prior year.  The decrease in provision on loans and leases was substantially driven by decreased qualitative allocations in response to improving economic conditions related to the effects of COVID-19.

The ACL for loans and leases is established based on a number of factors, including the Company's historical loss experience, delinquencies and charge-off trends, economic and other forecasts, the local, state and national economies and risk associated with the loans/leases and securities in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company had an ACL on loans/leases of 1.75% of total gross loans/leases at September 30, 2021, compared to 1.79% of total gross loans/leases at June 30, 2021 and 1.87% at September 30, 2020.  Management evaluates the allowance needed on the acquired loans factoring in the remaining discount, which was $1.7 million and $4.0 million at September 30, 2021 and September 30, 2020, respectively.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table represents the current balance of loans to customers with concentrations in industries that management has deemed to have a higher risk of being impacted by COVID-19:

	As of September 30,
	2021
		% of Total Gross
	Amount	Loans and Leases

	(dollars in thousands)

Hotels	$78,478	1.71%
Restaurants (full service and limited service only)	24,465	0.53
Arts, Entertainment and Recreation	25,551	0.55
	$128,494	2.79%

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended
	September 30,	September 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)

Trust department fees	$2,714	$2,280	$434	19.0%
Investment advisory and management fees	1,054	1,266	(212)	(16.7)
Deposit service fees	1,588	1,403	185	13.2
Gains on sales of residential real estate loans, net	954	1,370	(416)	(30.4)
Swap fee income/capital markets revenue	24,885	26,688	(1,803)	(6.8)
Securities gains (losses), net	—	1,802	(1,802)	(100.0)
Earnings on bank-owned life insurance	446	502	(56)	(11.2)
Debit card fees	1,085	946	139	14.7
Correspondent banking fees	265	220	45	20.5
Other	1,661	1,482	179	12.1
Total noninterest income	$34,652	$37,959	$(3,307)	(8.7)%

	Nine Months Ended
	September 30,	September 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)

Trust department fees	$8,363	$6,819	$1,544	22.6%
Investment advisory and management fees	3,033	4,392	(1,359)	(30.9)
Deposit service fees	4,488	4,166	322	7.7
Gains on sales of residential real estate loans, net	3,475	3,218	257	8.0
Swap fee income/capital markets revenue	48,010	53,419	(5,409)	(10.1)
Securities gains (losses), net	(88)	1,867	(1,955)	(104.7)
Earnings on bank-owned life insurance	1,368	1,443	(75)	(5.2)
Debit card fees	3,144	2,479	665	26.8
Correspondent banking fees	848	633	215	34.0
Other	4,796	3,345	1,451	43.4
Total noninterest income	$77,437	$81,781	$(4,344)	(5.3)%

In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management decreased by $42.8 million in the

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

third quarter of 2021 due to market volatility but increased by $687.5 million in the first nine months of 2021.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts. Trust department fees increased 19%, comparing the third quarter of 2021 to the same period of the prior year and they increased 23% when comparing the first nine months of 2021 to the same period of 2020.   The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.

Investment advisory and management fees decreased 17%, comparing the third quarter of 2021 to the same period of the prior year and decreased 31% when comparing the first nine months of 2021 to the same period of 2020. Similar to trust department fees, investment advisory and management fees are largely determined based on the value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations. The sale of the Bates Companies in August 2020 negatively impacted the results compared to 2020.  Excluding the impact of the Bates Companies sale, investment advisory and management fees increased 80% when comparing the first nine months of 2021 to the same period of 2020.

Deposit service fees increased 13% comparing the third quarter of 2021 to the same period of the prior year, and increased 8% when comparing the first nine months of 2021 to the same period of the prior year. This increase was primarily due to higher transactional volume due to improving economic conditions. The Company continues to emphasize shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in-service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans, net, decreased 30% when comparing the third quarter of 2021 to the same period of the prior year, but increased 8% when comparing the first nine months of 2021 to the same period of the prior year. The increase was primarily due to increased residential real estate purchase and the refinancing of residential real estate loans with lower interest rates in the first nine months of 2021.

As a result of the low interest rate environment and its continued focus across all subsidiary banks, the Company was able to execute numerous interest rate swaps on select commercial loans, including tax credit project loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrowers and the Company. An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from quarter to quarter. Capital markets revenue totaled $24.9 million for the third quarter of 2021, compared to $26.7 million for the third quarter of 2020. Capital markets revenue totaled $48.0 million for the first nine months of 2021, compared to $53.4 million for the first nine months of 2020. Future levels of capital markets revenue are somewhat dependent upon prevailing interest rates.

There were no securities gains or losses for the three months ended September 30, 2021.  Securities losses totaled $88 thousand for the nine months ended September 30, 2021.  By comparison, securities gains totaled $1.8 million and $1.9 million for the three and nine months ended September 30, 2020, respectively.

Earnings on BOLI decreased 11% comparing the third quarter of 2021 to the third quarter of 2020 and decreased 5% comparing the first nine months of 2021 to the same period of 2020. There were no purchases of BOLI within the last 12 months. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 15% comparing the third quarter of 2021 to the third quarter of the prior year, and increased 27% comparing the first nine

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

months of 2021 to the same period of 2020. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 21% comparing the third quarter of 2021 to the third quarter of the prior year, and increased 34% comparing the first nine months of 2021 to the same period of 2020. The fees are generally included in the earnings credit rates which incent the correspondent bank to maintain higher levels of noninterest bearing deposits to offset the correspondent banking fees. Correspondent bank deposit volumes are higher on average in 2021 than in 2020 which is driving the higher fee income.  Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 186 banks in Iowa, Illinois, Missouri and Wisconsin.

Other noninterest income increased 12% comparing the third quarter of 2021 to the third quarter of the prior year, and increased 43% comparing the first nine months of 2021 to the same period of 2020.  The increase in the third quarter and first nine months of 2021 was primarily due to equity investment income and gains on disposal of leased assets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended
	September 30,	September 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$28,207	$25,999	$2,208	8.5%
Occupancy and equipment expense	4,122	3,807	315	8.3
Professional and data processing fees	3,568	3,758	(190)	(5.1)
Disposition costs	—	192	(192)	(100.0)
FDIC insurance, other insurance and regulatory fees	1,108	1,301	(193)	(14.8)
Loan/lease expense	308	403	(95)	(23.6)
Net (income from) and gains/losses on operations of other real estate	(1,346)	16	(1,362)	(8,512.5)
Advertising and marketing	1,095	750	345	46.0
Bank service charges	525	488	37	7.6
Loss on liability extinguishment	—	1,874	(1,874)	(100.0)
Correspondent banking expense	201	205	(4)	(2.0)
Intangibles amortization	508	531	(23)	(4.3)
Loss on sale of subsidiary	—	305	(305)	(100.0)
Other	3,091	1,209	1,882	155.7
Total noninterest expense	$41,387	$40,838	$549	1.3%

	Nine Months Ended
	September 30,	September 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$76,098	$65,822	$10,276	15.6%
Occupancy and equipment expense	12,195	11,587	608	5.2
Professional and data processing fees	10,713	10,773	(60)	(0.6)
Post-acquisition compensation, transition and integration costs	—	189	(189)	(100.0)
Disposition costs	8	626	(618)	(98.7)
FDIC insurance, other insurance and regulatory fees	3,159	2,892	267	9.2
Loan/lease expense	1,065	970	95	9.8
Net (income from) and gains/losses on operations of other real estate	(1,420)	(303)	(1,117)	368.6
Advertising and marketing	2,575	1,984	591	29.8
Bank service charges	1,620	1,493	127	8.5
Losses on liability extinguishment, net	—	2,450	(2,450)	(100.0)
Correspondent banking expense	599	633	(34)	(5.4)
Intangibles amortization	1,524	1,628	(104)	(6.4)
Goodwill Impairment	—	500	(500)	(100.0)
Loss on sale of subsidiary	—	305	(305)	(100.0)
Other	6,154	3,842	2,312	60.2
Total noninterest expense	$114,290	$105,391	$8,899	8.4%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency. One-time charges relating to acquisitions, dispositions and goodwill impairment impacted expense in 2021 and 2020.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the third quarter of 2020 to the third quarter of 2021 by 9%, and increased from the first nine months of 2020 to the first nine months of 2021 by 16%.  The increased expense was primarily related to increased incentive compensation driven by strong financial results.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Occupancy and equipment expense increased 8% comparing the third quarter of 2021 to the same period of the prior year, and increased 5% comparing the first nine months of 2021 to the same period of 2020. The increase was due to higher investments for information technology and repair and maintenance costs.

Professional and data processing fees decreased 5% comparing both the third quarter of 2021 to the same period in 2020, and decreased 1% comparing the first nine months of 2021 to the same period of 2020.  Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

There were no post-acquisition costs incurred in the three and nine months of 2021.  Post-acquisition costs totaled $189 thousand for the first nine months of 2020. These costs were comprised primarily of personnel costs, IT integration and data conversion costs related to previous mergers/acquisitions.

There were no disposition costs for the third quarter of 2021 and there were $8 thousand for the first nine months of 2021.   Disposition costs totaled $192 thousand for the third quarter of 2020 and $626 thousand for the first nine months of 2020. The costs were comprised primarily of legal, accounting, personnel costs and IT deconversion costs related to the sale of the Bates Companies in the third quarter of 2020 and the sale of RB&T in the fourth quarter of 2019.

FDIC insurance, other insurance and regulatory fee expense decreased 15%, comparing the third quarter of 2021 to the third quarter of 2020, and increased 9% comparing the first nine months of 2021 to the same period of 2020.  The increase in expense was due to an increase in the asset size of the Company in 2020 and 2021 as well as FDIC insurance assessment credits applied in 2020.

Loan/lease expense decreased 24% when comparing the third quarter of 2021 to the same quarter of 2020, and increased 10% comparing the first nine months of 2021 to the same period of the prior year. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net income from and gains/losses on operations of other real estate totaled $1.3 million for the third quarter of 2021, compared to net expense from and gains/losses on operations of other real estate of $16 thousand for the third quarter of 2020.   Net income from and gains/losses on operations of other real estate totaled $1.4 million for the first nine months of 2021, compared to $303 thousand for the first nine months of 2020.   The increase in the third quarter of 2021 was due primarily to the sale of one commercial other real estate property.

Advertising and marketing expense increased 46% comparing the third quarter of 2021 to the third quarter of 2020, and increased 30% comparing the first nine months of 2021 to the same period of 2020. The increase in expense was primarily due to the return to more normal operations during 2021 after improvements in the general environment due to COVID-19 as compared to 2020.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 8% when comparing the third quarter of 2021 to the same quarter of 2020, and increased 9% when comparing the first nine months of 2021 to the same period of 2020.  As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses is expected to also increase.

There were no losses on liability extinguishment during the three and nine months of 2021. Losses on liability extinguishment were $1.9 million for the third quarter of 2020 and $2.5 million for the first nine months of 2020. These losses relate to the prepayment of certain FHLB advances.

Correspondent banking expense decreased 2% when comparing the third quarter of 2021 to the third quarter of 2020 and decreased 5% when comparing the first nine months of 2021 to the same period of the prior year.  These are direct costs

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense decreased 4% when comparing the third quarter of 2021 to the same quarter of 2020 and decreased 6% when comparing the first nine months of 2021 to the same period of the prior year. These expenses naturally decrease unless there is an addition to intangible assets.

There was no goodwill impairment expense in the three and nine months ended September 30, 2021.  Goodwill impairment expense totaled $0 and $500 thousand for the three and nine months ended September 30, 2020 related to the sale of the Bates Companies.

There was no loss on sale of subsidiary in the first three and nine months of 2021.  Loss on sale of subsidiary totaled $305 thousand in the first three and nine months of 2020 related to the sale of the Bates Companies.

Other noninterest expense increased 156% when comparing the third quarter of 2021 to the third quarter of 2020 and increased 60% when comparing the first nine months of 2021 to the same period of the prior year.  The increase was due primarily to the write-off of certain fixed assets which resulted in a $1.4 million loss on disposal of fixed assets.

INCOME TAXES

In the third quarter of 2021, the Company incurred income tax expense of $7.9 million.  During the first nine months of the year, the Company incurred income tax expense of $16.3 million.  Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$8,293	21.0%	$4,486	21.0%	$18,512	21.0%	$10,712	21.0%
Tax exempt income, net	(2,032)	(5.1)	(1,350)	(6.3)	(5,553)	(6.3)	(3,822)	(7.5)
Bank-owned life insurance	(93)	(0.2)	(101)	(0.5)	(287)	(0.3)	(271)	(0.5)
State income taxes, net of federal benefit, current year	1,799	4.6	1,003	4.7	4,070	4.6	2,456	4.8
Tax credits	(57)	(0.1)	(116)	(0.5)	(171)	(0.2)	(348)	(0.7)
Excess tax benefit on stock options exercised and restricted stock awards vested	(107)	(0.3)	14	0.1	(311)	(0.4)	(248)	(0.5)
Other	126	0.2	80	0.4	(2)	—	219	0.5
Federal and state income tax expense	$7,929	20.1%	$4,016	18.9%	$16,258	18.4%	$8,698	17.1%

The effective tax rate for the quarter ended September 30, 2021 was 20.1%, which was an increase from the effective tax rate of 18.8% for the quarter ended September 30, 2020.  The effective tax rate for the nine months ended September 30, 2021 was 18.4%, which was an increase from the effective tax rate of 17.1% for the nine months ended September 30, 2020.  The increase for both periods was due to increased levels of taxable income as compared to tax exempt income.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	September 30, 2021		June 30, 2021		December 31, 2020		September 30, 2020
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$128,136	2%	$144,378	2%	$157,005	3%	$371,600	6%
Securities	828,719	14%	810,445	14%	838,131	15%	782,088	13%
Net loans/leases	4,519,060	75%	4,338,811	76%	4,166,753	73%	4,168,395	72%
Derivatives	198,393	3%	193,395	3%	222,757	4%	236,381	4%
Other assets	340,200	6%	318,136	5%	298,151	5%	306,096	5%
Total assets	$6,014,508	100%	$5,805,165	100%	$5,682,797	100%	$5,864,560	100%

Total deposits	$4,871,828	81%	$4,688,935	81%	$4,599,137	82%	$4,672,268	79%
Total borrowings	183,514	3%	198,908	3%	177,114	3%	226,962	4%
Derivatives	201,450	3%	196,092	3%	229,270	4%	244,510	4%
Other liabilities	107,902	2%	90,754	2%	83,483	1%	148,207	3%
Total stockholders' equity	649,814	11%	630,476	11%	593,793	10%	572,613	10%
Total liabilities and stockholders' equity	$6,014,508	100%	$5,805,165	100%	$5,682,797	100%	$5,864,560	100%

During the third quarter of 2021, the Company's total assets increased $209.3 million, or 4% from June 30, 2021, to a total of $6.0 billion. The Company’s net loans/leases increased $180.2 million in the third quarter of 2021. Total deposits increased $182.9 million in the third quarter of 2021 primarily due to an increase in interest-bearing demand deposits.  Borrowings decreased $15.4 million in the third quarter of 2021 which consisted primarily of a decrease in FHLB overnight borrowings of $10.0 million.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company's securities portfolio by type, the percentage of unrealized gains (losses) to carrying value, net of allowance for credit losses, on the total portfolio, and the portfolio duration:

	As of
	September 30, 2021		June 30, 2021		December 31, 2020		September 30, 2020
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. treasuries and govt. sponsored agency securities	$23,689	3%	$14,670	2%	$15,336	2%	$18,437	2%
Municipal securities	649,312	78%	641,430	79%	627,523	75%	569,075	73%
Residential mortgage-backed and related securities	100,744	12%	106,138	13%	132,842	16%	134,147	17%
Asset-backed securities	30,607	4%	31,779	4%	40,683	4%	40,665	5%
Other securities	24,367	3%	16,428	2%	21,747	3%	19,764	3%
	$828,719	100%	$810,445	100%	$838,131	100%	$782,088	100%

Securities as a % of Total Assets	13.78%		13.96%		14.75%		13.34%
Net Unrealized Gains as a % of Amortized Cost	6.67%		7.63%		6.90%		4.62%
Duration (in years)	8.2		8.1		7.0		6.6
Yield on investment securities (tax equivalent)	3.82%		3.66%		3.74%		3.66%

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

LOANS/LEASES

Total loans/leases, excluding PPP loans (non-GAAP), grew 23% on an annualized basis during the third quarter of 2021.  The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following tables. Adoption of ASU 2016-13 resulted in a change in loans and lease segments and those segments for years prior to 2021 are shown in a separate table.

	As of
	September 30, 2021		June 30, 2021
	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$175,155	4%	$182,882	4%
C&I - other *	1,465,580	32%	1,505,384	34%
CRE - owner occupied	434,014	9%	427,734	10%
CRE - non-owner occupied	644,850	14%	618,879	14%
Construction and land development	852,418	19%	708,289	16%
Multi-family	529,727	11%	466,804	10%
Direct financing leases	50,237	1%	56,153	1%
1-4 family real estate	376,067	8%	382,142	9%
Consumer	71,682	2%	69,438	2%
Total loans/leases	$4,599,730	100%	$4,417,705	100%
Less allowance	(80,670)		(78,894)
Net loans/leases	$4,519,060		$4,338,811

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	December 31, 2020		September 30, 2020
	Amount	%	Amount	%

C&I loans*	$1,726,723	41%	$1,823,049	43%
CRE loans	2,107,629	50%	1,999,715	47%
Direct financing leases	66,016	1%	73,011	2%
Residential real estate loans	252,121	6%	245,032	6%
Installment and other consumer loans	91,302	2%	102,471	2%
Total loans/leases	$4,243,791	100%	$4,243,278	100%
Plus deferred loan/lease origination costs, net of fees	7,338		4,699
Less allowance	(84,376)		(79,582)
Net loans/leases	$4,166,753		$4,168,395

*Includes PPP loans totaling $83.6 million, $147.5 million, $273.1 million and $357.5 million as of September 30, 2021, June 30, 2021, December 31, 2020 and September 30, 2020, respectively.

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. As of September 30, 2021 and June 30, 2021, approximately 17% of the CRE loan portfolio was owner-occupied.

Following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of September 30, 2021:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate.

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2021		2021		2020		2020
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Residential Buildings	$1,194,234	46%	$1,002,902	43%	$786,066	37%	$661,562	33%
Lessors of Nonresidential Buildings	569,477	22%	557,786	24%	567,759	27%	578,837	29%
Hotels	75,212	3%	75,850	3%	72,718	4%	71,435	4%
New Housing For-Sale Builders	56,936	2%	56,143	2%	45,619	2%	47,733	2%
Lessors of Other Real Estate Property	50,576	2%	41,707	2%	39,344	2%	46,877	2%
Other Activities Related to Real Estate	41,185	2%	39,057	2%	41,197	2%	41,883	2%
New Single-Family Housing Construction	40,426	2%	42,919	2%	29,559	1%	37,797	2%
Nonresidential Property Managers	39,195	2%	39,502	2%	46,764	2%	44,293	2%
Other *	491,057	19%	472,090	19%	478,603	23%	469,298	24%
Total CRE Loans	$2,558,298	100%	$2,327,956	100%	$2,107,629	100%	$1,999,715	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $36.4 million, or approximately 1.4% of total CRE loans in the most recent period presented.

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

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2021		2021		2020		2020
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$68,387	26%	$65,063	25%	$61,044	26%	$59,906	26%
Manufacturing - General	18,274	7%	18,474	7%	18,599	8%	18,914	8%
Food Processing Equipment	14,717	6%	14,569	6%	16,110	7%	16,219	7%
Marine - Travelifts	14,629	6%	13,279	5%	12,682	5%	12,266	5%
Construction - General	12,482	5%	12,918	5%	14,052	6%	14,198	6%
Computer Hardware	11,781	4%	12,745	5%	10,790	4%	10,930	5%
Trailers	11,308	4%	10,715	4%	9,008	4%	9,071	4%
Tractor	9,188	3%	8,478	3%	3,679	2%	—	—%
Other *	102,196	39%	102,279	40%	91,558	38%	93,194	40%
Total m2 loans and leases	$262,962	100%	$258,520	100%	$237,522	100%	$234,698	101%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Changes in the ACL for loans/leases for the three and nine months ended September 30, 2021 and 2020 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

	(dollars in thousands)

Balance, beginning	$78,894	$60,827	$84,376	$36,001
Impact of adopting ASU 2016-13	—	—	(8,102)	—
Provision	1,895	20,342	7,747	48,624
Charge-offs	(287)	(1,819)	(4,674)	(5,604)
Recoveries	168	232	1,323	561
Balance, ending	$80,670	$79,582	$80,670	$79,582

Changes in the ACL for OBS exposures for the three and nine months ended September 30, 2021 and 2020 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

	(dollars in thousands)

Balance, beginning (1)	$9,987	$—	$—	$—
Impact of adopting ASU 2016-13	—	—	9,117	—
Provisions credited to expense	(1,895)	—	(1,025)	—
Balance, ending	$8,092	$—	$8,092	$—

(1) Prior to the adoption of ASU 2016-13, the Company did not calculate an ACL for OBS exposures, and therefore prior periods have not been shown in this table.

The ACL for OBS exposures totaled $9.1 million after the adoption of CECL on January 1, 2021. Prior to January 1, 2021, the allowance for OBS exposures was not required. The Company recorded negative $1.9 million and negative $1.0 million of provision for credit losses related to OBS exposures, specifically unfunded commitments, in the third quarter of 2021 and first nine months of 2021, respectively. At September 30, 2021, the allowance for OBS exposures was $8.1 million.

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2020

	(dollars in thousands)

Special Mention (Rating 6)	$58,634	$51,613	$71,482	$79,587
Substandard (Rating 7)	59,402	79,719	66,081	70,409
Doubtful (Rating 8)	—	—	—	—
	$118,036	$131,332	$137,563	$149,996

Criticized Loans **	$118,036	$131,332	$137,563	$149,996
Classified Loans ***	$59,402	$79,719	$66,081	$70,409

Criticized Loans as a % of Total Loans/Leases	2.57%	2.97%	3.24%	3.53%
Classified Loans as a % of Total Loans/Leases	1.29%	1.80%	1.55%	1.66%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Criticized loans decreased 10% and classified loans decreased 25% from June 30, 2021 to September 30, 2021. The Company continues its strong focus on improving credit quality in an effort to limit NPLs. See further discussion on industries impacted by COVID-19 in the “Provision for Loan/Lease Losses” section of this report.

	As of
	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2020
ACL on loans/leases / Gross loans/leases	1.75%	1.79%	1.98%	1.87%
ACL on loans/leases / NPLs	1,180.77%	952.02%	605.15%	450.05%

Although management believes that the ACL at September 30, 2021 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Based on current economic indicators, the Company increased the economic allocations within the ACL calculation.  The Company anticipates that the ACL as a percent of total loans may increase in future periods based on the belief that the credit quality of the loan portfolio could decline and loan defaults may increase as a result of the COVID-19 pandemic.  Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of September 30,	As of June 30,	As of December 31,	As of September 30,
	2021	2021	2020	2020

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$6,818	$8,230	$13,940	$17,597
Accruing loans/leases past due 90 days or more	14	57	3	86
Total NPLs	6,832	8,287	13,943	17,683
OREO	—	1,820	20	125
Other repossessed assets	—	—	135	110
Total NPAs	$6,832	$10,107	$14,098	$17,918

NPLs to total loans/leases	0.15%	0.19%	0.35%	0.42%
NPAs to total loans/leases plus repossessed property	0.15%	0.23%	0.35%	0.42%
NPAs to total assets	0.11%	0.17%	0.25%	0.32%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes TDRs of $152 thousand at September 30, 2021, $2.7 million at June 30, 2021, $984 thousand at December 31, 2020 and $204 thousand at September 30, 2020.

NPAs at September 30, 2021 were $6.8 million, down $3.3 million from June 30, 2021, and down $11.1 million from September 30, 2020.  The ratio of NPAs to total assets was 0.11% at September 30, 2021, down from 0.17% at June 30, 2021, and down from 0.32% at September 30, 2020.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The majority of the NPAs consist of nonaccrual loans/leases. For nonaccrual loans/leases, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.

OREO is carried at the lower of carrying amount or fair value less costs to sell. Increase in OREO was from a single property.

The Company's lending/leasing practices remain unchanged and asset quality remains a priority for management.

Due to the economic impacts of COVID-19, the Company established its LRP for its clients.  The LRP allows borrowers to request the deferral of principal and interest payments for an agreed upon term.  Those deferred payments will be added to the end of the original term of the loan through a three month extension of the maturity date.  The CARES Act includes provisions that allow financial institutions to elect to not apply GAAP requirements to loan modifications related to COVID-19 that would otherwise be categorized as a TDR, including arrangements that defer or delay payments of principal or interest for up to 90 days.  The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur beginning on March 1, 2020 until the earlier of sixty days after the date on which the national emergency related to COVID-19 is terminated or December 31, 2020.  On December 27, 2020, this relief was extended to the earlier of the first day of the Company’s fiscal year after the date the national emergency terminates or January 1, 2022.  The Company expects that the majority of LRP participants will not be categorized as a TDR by meeting the CARES Act provisions. The Company implemented its LRP offerings to extend qualifying customers’ payments for 90 days. As of September 30, 2021, there were no Bank modifications and eight m2 modifications of loans and leases totaling $2.9 million representing 0.06% of the total loan and lease portfolio currently on deferral.  The Company intends to allow qualifying commercial and consumer clients to defer payments under the new guidance.

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

DEPOSITS

Deposits increased $182.9 million during the third quarter of 2021, primarily due to increases in both noninterest bearing and interest bearing deposits. The table below presents the composition of the Company's deposit portfolio.

	As of
	September 30, 2021		June 30, 2021		December 31, 2020		September 30, 2020
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$1,342,273	28%	$1,258,885	27%	$1,145,378	25%	$1,175,085	25%
Interest bearing demand deposits	3,086,711	63%	2,976,696	63%	2,987,469	65%	2,938,194	63%
Time deposits	441,743	9%	452,171	10%	460,659	10%	499,021	11%
Brokered deposits	1,101	0%	1,183	0%	5,631	0%	59,968	1%
	$4,871,828	100%	$4,688,935	100%	$4,599,137	100%	$4,672,268	100%

Quarter-end balances can greatly fluctuate due to large customer and correspondent bank activity. During the quarter, the Company had core deposit growth mostly from its noninterest bearing and interest bearing demand deposits.  As a result

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

of strong core deposit growth since September 2020, the Company reduced its reliance on higher cost CDs and brokered deposits.

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

	As of
	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2020

	(dollars in thousands)

Federal funds purchased	$1,600	$7,070	$5,430	$30,430

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

The table below presents the Company's term and overnight FHLB advances.

	As of
	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2020
	(dollars in thousands)

Term FHLB advances	$—	$—	$—	$40,000
Overnight FHLB advances	30,000	40,000	15,000	—
	$30,000	$40,000	$15,000	$40,000

FHLB advances decreased $10.0 million in the current quarter compared to the prior quarter due to temporary changes in liquidity.

The Company renewed its revolving credit note in the second quarter of 2021.  At renewal, the line amount was $25.0 million.  Interest on the revolving line of credit was calculated at the effective Prime Rate plus 2.25% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.  There was no outstanding balance on the revolving line of credit at September 30, 2021.

The Company had subordinated notes totaling $113.8 million as of September 30, 2021 and June 30, 2021.  The Company prepaid $5.0 million in subordinated debt in the second quarter of 2021 with no gain/loss.

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

	September 30, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

(dollars in thousands)
Year ending December 31:
2021	$31,101	0.29%	$20,631	0.21%
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
Total Wholesale Funding	$31,101	0.29%	$20,631	0.21%

During the first nine months of 2021, wholesale funding increased $10.5 million due to temporary changes in liquidity, $15.0 million of which was overnight FHLB advances offset by decrease in brokered deposits of $4.5 million.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2020

	(dollars in thousands)

Common stock	$15,590	$15,764	$15,806	$15,792
Additional paid in capital	272,964	275,485	275,807	275,122
Retained earnings	360,003	335,424	300,804	283,480
AOCI (loss)	1,257	3,803	1,376	(1,781)
Total stockholders' equity	$649,814	$630,476	$593,793	$572,613

TCE / TA ratio (non-GAAP)	9.54%	9.55%	9.08%	8.42%

*     TCE is defined as total common stockholders' equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

Excluding the impact of PPP loans, the adjusted TCE/TA at September 30, 2021 was 9.47% (non-GAAP).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $102.1 million during the third quarter of 2021 and $102.7 million during the first nine months of 2021. The Company's on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At September 30, 2021, the subsidiary banks had 31 lines of credit totaling $560.6 million, of which $104.6 million was secured and $456.0 million was unsecured. At September 30, 2021, the full $560.6 million was available.

At December 31, 2020, the subsidiary banks had 28 lines of credit totaling $743.1 million, of which $287.1 million was secured and $456.0 million was unsecured. At December 31, 2020, the full $743.1 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $25.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2022. At September 30, 2021, the full $25.0 million was available.

As of September 30, 2021, the Company had $667.4 million in average correspondent banking deposits spread over 186 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $330.5 million during the first nine months of 2021, compared to $837.8 million for the same period of 2020. The net decrease in interest-bearing deposits at financial institutions was $22.8 million for the first nine months of 2021, compared to a net increase of $154.2 million for the same period of 2020. Proceeds from calls, maturities, and paydowns of securities were $131.1 million for the first nine months of 2021, compared to $72.3 million for the same period of 2020. Purchases of securities used cash of $151.7 million for the first nine months of 2021, compared to $255.5 million for the same period of 2020. Proceeds from sales of securities were $23.8 million for the first nine months of 2021, compared to $28.6 million for the same period of 2020. The net increase in loans/leases used cash of $353.6 million for the first nine months of 2021 compared to $555.3 million for the same period of 2020.

Financing activities provided cash of $262.2 million for the first nine months of 2021, compared to $701.2 million for same period of 2020. Net increases in deposits totaled $272.7 million for the first nine months of 2021, compared to $731.4 million for the same period of 2020. During the first nine months of 2021, the Company's short-term borrowings decreased $3.8 million, compared to an increase in short-term borrowings of $17.0 million for the same period of 2020. There were no long-term FHLB advances during the first nine months of 2021.  There were no maturities and principal payments on FHLB term advances in the first nine months of 2021. Net increase in overnight advances totaled $15.0 million for the first nine months of 2021.  In the first nine months of 2020, the Company decreased short-term and overnight FHLB advances by $16.0 million.  Prepayments on brokered and public time deposits totaled $29.4 million during the first nine months of 2020. Prepayment of subordinated notes totaled $5.0 million during the first nine months of 2021.

Total cash provided by operating activities was $64.3 million for the first nine months of 2021, compared to $129.3 million for the same period of 2020.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

●	The strength of the local, state, and national and international economies (including the impact of the current presidential administration).
●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), acts of war or threats thereof and other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse events.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB, including FASB’s CECL impairment standards.
●	Changes in state and federal laws, regulations and governmental policies concerning the Company’s general business.
●	Changes in the interest rates and prepayment rates of the Company’s assets (including the impact of LIBOR phase-out.
●	Increased competition in the financial services sector and the inability to attract new customers.
●	Changes in technology and the ability to develop and maintain secure and reliable electronic systems.
●	Unexpected results of acquisitions which may include failure to realize the anticipated benefits of the acquisition.
●	The loss of key executives or employees.
●	The costs, effects and outcomes of existing or future litigation.
●	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.
●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of September 30,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2021	2020	2019

100 basis point downward shift	(10.0)%	(0.1)%	—%	0.5%
200 basis point upward shift	(10.0)%	2.1%	2.5%	1.2%
300 basis point upward shock	(30.0)%	9.4%	10.3%	4.9%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at September 30, 2021 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of September 30, 2021. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  The program was paused for a period of time during the pandemic and then restarted on May 24, 2021. All shares repurchased under the share repurchase program during the second and third quarter were retired.

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

July 1-31, 2021	84,000	47.21	284,932	515,068
August 1-31, 2021	84,904	49.32	369,836	430,164
September 1-30, 2021	24,249	49.82	394,085	405,915

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2021 and September 30, 2020; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and September 30, 2020; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2021 and September 30, 2020; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	November 5, 2021	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	November 5, 2021	/s/ Todd A. Gipple
Todd A. Gipple, President
Chief Operating Officer
Chief Financial Officer

Date	November 5, 2021	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)