Form 10-K
period 2021-12-31
QCR HOLDINGS INC
filed 2022-03-11
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The Nasdaq Global Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $730,269,379.

As of February 18, 2022 the Registrant had outstanding 15,641,927 shares of common stock, $1.00 par value per share.

Documents incorporated by reference:

Part III of Form 10-K  incorporates by reference portions of the proxy statement for annual meeting of stockholders to be held in May 2022.

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

On November 9, 2021, the Company announced the signing of a definitive agreement whereby the Company will acquire Guaranty Federal Bancshares, Inc. (GFED) and merge Guaranty Bank, the banking subsidiary of GFED into SFCB.  The combined bank will operate under the Guaranty Bank name in all Springfield and southwest Missouri markets.  As of December 31, 2021, GFED had $1.2 billion in assets, $815 million in loans and $1.0 billion in deposits.

Under the terms of the merger agreement, stockholders of GFED will have the right to receive for each share of GFED common stock owned, at the election of each stockholder, and subject to proration and adjustment, (1) $30.50 in cash, (2) 0.58775 shares of the Company’s common stock, or (3) mixed consideration of $6.10 in cash and 0.4702 shares of the Company’s common stock, with total consideration to consist of approximately 80% stock and 20% cash.  Based upon the $59.99 closing price of the Company’s common stock as of November 5, 2021, the transaction is valued at approximately $151.6 million.  The transaction is subject to regulatory approvals, approval by GFED’s stockholders and certain customary closing conditions.  The transaction is expected to close late in the first quarter or early in the second quarter of 2022.

On August 12, 2020, the Company sold the Bates Companies, headquartered in Rockford, Illinois.  From October 1, 2018, through the date of the disposition, the Company provided wealth management services to the Rockford community through the Bates Companies.

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

The Company engages in direct financing lease contracts and equipment financing agreements through m2, a wholly owned subsidiary of QCBT based in Brookfield, Wisconsin.

Subsidiary Banks. Segments of the Company have been established by management as defined by the structure of the Company’s internal organization, focusing on the financial information that the Company’s operating decision-makers routinely use to make decisions about operating matters. The Company’s Commercial Banking business is geographically divided by markets into the operating segments corresponding to the four subsidiary banks wholly owned by the Company: QCBT, CRBT, CSB and SFCB. See the Consolidated Financial Statements incorporated herein generally, and Note 23 to the Consolidated Financial Statements specifically, for additional business segment information.

QCBT was capitalized on October 13, 1993, and commenced operations on January 7, 1994. QCBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. QCBT provides full service commercial, correspondent, and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices located in Bettendorf and Davenport, Iowa and in Moline, Illinois. QCBT, on a consolidated basis with m2, had total segment assets of $2.14 billion and $2.15 billion as of December 31, 2021 and 2020, respectively.

CRBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. The Company commenced operations in Cedar Rapids in June 2001, operating as a branch of QCBT. The Cedar Rapids branch operation then began functioning under the CRBT charter in September of 2001. Acquired branches of CNB operate as a division of CRBT under the name “Community Bank & Trust.”  CRBT provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids, Marion and Waterloo/Cedar Falls, Iowa and adjacent communities through its eight facilities. The headquarters for CRBT is located in downtown Cedar Rapids with three other branches located in Cedar Rapids, one branch in Marion, two branches located in Waterloo and one branch located in Cedar Falls. CRBT had total segment assets of $2.03 billion and $1.96 billion as of December 31, 2021 and 2020, respectively.

CSB is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. CSB was acquired by the Company in 2016. CSB provides full-service commercial and consumer banking to Des Moines, Iowa and adjacent communities through its headquarters located in Ankeny, Iowa and its eight other branch facilities throughout the greater Des Moines area. CSB had total segment assets of $1.17 billion and $1.0 billion as of December 31, 2021 and 2020, respectively.

SFCB is a Missouri-chartered commercial bank that is a member of the Federal Reserve System. SFCB was acquired by the Company in 2018 through a merger with Springfield Bancshares.  SFCB provides full-service commercial and consumer banking to the Springfield, Missouri area through its headquarters located on Glenstone Avenue in Springfield and its branch facility located on East Primrose in Springfield.  SFCB had total segment assets of $882.88 million and $779.96 million as of December 31, 2021 and 2020, respectively.

Other Operating Subsidiaries. m2, which is based in Brookfield, Wisconsin, is engaged in the business of lending and leasing machinery and equipment to C&I businesses under direct financing lease contracts and equipment financing agreements.

Trust Preferred Subsidiaries. Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2021 and 2020:

		Amount Outstanding	Amount Outstanding		Interest	Interest
		as of	as of		Rate as of	Rate as of
Name	Date Issued	December 31, 2021	December 31, 2020	Interest Rate	December 31, 2021	December 31, 2020

		(dollars in thousands)

QCR Holdings Statutory Trust II	February 2004	$10,310	$10,310	2.85% over 3-month LIBOR	3.07%	3.10%
QCR Holdings Statutory Trust III	February 2004	8,248	8,248	2.85% over 3-month LIBOR	3.07%	3.10%
QCR Holdings Statutory Trust V	February 2006	10,310	10,310	1.55% over 3-month LIBOR	1.67%	1.79%
Community National Statutory Trust II	September 2004	3,093	3,093	2.17% over 3-month LIBOR	2.38%	2.41%
Community National Statutory Trust III	March 2007	3,609	3,609	1.75% over 3-month LIBOR	1.95%	1.97%
Guaranty Bankshares Statutory Trust I	May 2005	4,640	4,640	1.75% over 3-month LIBOR	1.95%	1.97%
		$40,210	$40,210	Weighted Average Rate	2.43%	2.48%

Securities issued by all of the trusts listed above mature 30 years from the date of issuance, but are all currently callable at par at any time. Interest rate reset dates vary by trust.

Business. The Company’s principal business consists of attracting deposits and investing those deposits in loans/leases and securities. The deposits of the subsidiary banks are insured to the maximum amount allowable by the FDIC. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans/leases and securities and the interest paid on deposits and borrowings. The Company’s operating results are affected by economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities, as described more fully in this Form 10-K, including in Appendix A “Supervision and Regulation.”  Its operating results also can be affected by trust fees, investment advisory and management fees, deposit service charge fees, swap fee income/capital markets revenue, gains on the sale of residential real estate and government guaranteed loans, earnings from BOLI and other noninterest income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses, bank service charges, FDIC and other insurance, loan/lease expenses and other administrative expenses.

The Company and its subsidiaries collectively employed 726 and 714 FTEs at December 31, 2021 and 2020, respectively. The increase in FTEs during 2021 was primarily due to the addition of new positions created to build scale.

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

In accordance with Iowa regulation, the legal lending limit to one borrower for QCBT, CRBT and CSB, calculated as 15% of aggregate capital, was $35.9 million, $42.7 million, and $19.9 million, respectively, as of December 31, 2021. In accordance with Missouri regulation, the legal lending limit to one borrower for SFCB, calculated as 15% of aggregate capital, totaled $15.3 million as of December 31, 2021.

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

	High Quality	Medium Quality	Low Quality
	(Risk Ratings 1-3)	(Risk Rating 4)	(Risk Ratings 5-8)

	(dollars in thousands)

QCBT	$20,500	$17,000	$12,000
CRBT	$20,000	$17,000	$11,500
CSB	$11,000	$9,500	$6,500
SFCB	$10,000	$8,000	$6,000
QCRH Consolidated	$30,000	$24,000	$15,000

The QCRH Consolidated amount represents the maximum amount of credit that all affiliated banks, when combined, will extend to a single borrowing entity or group of related entities, subject to certain exceptions.

In addition, m2’s in-house lending limit is $2.5 million to a single lending/leasing entity or group of related entities, subject to certain exceptions.

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

Specifically, each subsidiary bank’s total loans as a percentage of average assets may not exceed 85%. In addition, following are established policy limits and the actual allocations for the subsidiary banks as of December 31, 2021 for the loan portfolio organized by loan type, reflected as a percentage of the subsidiary bank’s gross loans:

	QCBT		CRBT		CSB		SFCB
	Maximum		Maximum		Maximum		Maximum
	Percentage	As of	Percentage	As of	Percentage	As of	Percentage	As of
	per Loan	December 31,	per Loan	December 31,	per Loan	December 31,	per Loan	December 31,
Type of Loan *	Policy	2021	Policy	2021	Policy	2021	Policy	2021
One-to-four family residential	30%	12%	25%	6%	35%	9%	30%	11%
Multi-family	15%	9%	15%	16%	15%	11%	20%	16%
Farmland	5%	1%	5%	—%	15%	1%	5%	1%
Non-farm, nonresidential	50%	16%	50%	24%	50%	22%	50%	32%
Construction and land development	20%	18%	15%	17%	35%	28%	15%	20%
C&I	60%	30%	60%	31%	50%	23%	20%	16%
Loans to individuals	10%	1%	10%	—%	10%	—%	5%	1%
Lease financing	30%	3%	5%	—%	5%	—%	5%	—%
Bank stock loans	**	—	10%	—%	—%	—%	20%	—%
All other loans	15%	10%	10%	6%	15%	6%	15%	3%
		100%		100%		100%		100%

*   The loan types above are as defined and reported in the subsidiary banks’ quarterly Reports of Condition and Income (also known as Call Reports).

** QCBT’s maximum percentage for bank stock loans is 150% of risk-based capital (bank stock loan commitments are limited to 200% of risk-based capital). At December 31, 2021, QCBT’s bank stock loans totaled 32% of risk-based capital.

*** Policy limits are compared to average loan balances rather than the current balance for monitoring purposes.

The following table presents total loans/leases by major loan/lease type and subsidiary as of December 31, 2021 and 2020. Residential real estate loans held for sale are included in residential real estate loans below. Loan segmentation under ASU 2016-13 follows different methodology where that segmentation is collateral driven, causing certain segments to contain commercial and non-commercial borrowers, whereas pre-ASU 2016-13 segments were borrower driven. Class of receivable and segment detail post-ASU 2016-03 do not break out CRE loans separately.

									Consolidated
	QCBT		CRBT		CSB		SFCB		Total
	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
As of December 31, 2021
C & I - Revolving Lines of Credit	$69,179	4%	$92,757	7%	$56,072	7%	$30,475	4%	$248,483	5%
C & I - Other	602,451	37%	437,200	30%	194,357	22%	112,594	16%	1,346,602	29%
CRE - Owner Occupied	114,927	7%	145,895	10%	75,322	9%	85,557	12%	421,701	9%
CRE - Non Owner Occupied	171,444	9%	202,051	14%	122,690	14%	150,315	21%	646,500	14%
Construction & Land Development	291,000	18%	240,790	17%	243,126	28%	143,655	20%	918,571	19%
Multi-Family	153,977	9%	228,083	16%	100,186	12%	118,166	16%	600,412	13%
Direct financing leases	45,191	3%	—	—%	—	—%	—	—%	45,191	1%
1-4 Family	177,227	11%	73,821	5%	64,767	7%	61,546	8%	377,361	8%
Consumer	24,837	2%	17,211	1%	10,432	1%	22,831	3%	75,311	2%
	$1,650,233	100%	$1,437,808	100%	$866,952	100%	$725,139%	100%	$4,680,132	100%

As of December 31, 2020
C&I loans	$732,363	46%	$601,387	44%	$230,835	33%	$162,138	26%	$1,726,723	40%
CRE loans	588,167	38%	690,539	51%	423,029	59%	405,894	65%	2,107,629	50%
Direct financing leases	66,016	4%	—	—%	—	—%	—	—%	66,016	2%
Residential real estate loans	134,712	9%	45,493	3%	41,673	6%	30,243	5%	252,121	6%
Installment and other consumer loans	26,916	2%	25,986	2%	12,376	2%	26,024	4%	91,302	2%
Deferred loan/lease origination costs, net of fees	8,588	1%	(1,349)	—%	(231)	—%	330	—%	7,338	—%
	$1,556,762	100%	$1,362,056	100%	$707,682	100%	$624,629	100%	$4,251,129	100%

Proper pricing of loans is necessary to provide adequate return to the Company’s stockholders. Loan pricing, as established with guidance from the subsidiary banks’ senior management and asset/liability management committees, includes consideration for the cost of funds, loan maturity and risk, origination and maintenance costs, appropriate stockholder return, competitive factors, and the economic environment. The portfolio contains a mix of loans with fixed and floating interest rates. Management attempts to maximize the use of interest rate floors on its variable rate loan portfolio. Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for more discussion on the Company’s management of interest rate risk.

In an effort to manage interest rate risk, the subsidiary banks will consider entering into back-to-back interest rate swaps with select commercial borrowers. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the banks receive a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. The banks enter an interest rate swap with the commercial borrower and an equal and offsetting interest rate swap with a larger financial institution counterparty. The Company has increased its focus on this business which has led to significantly increased noninterest income, stronger overall loan growth, and improved management of its interest rate risk.  The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company.  An optimal interest rate swap candidate must be of a certain size and sophistication which can lead to volatility in activity from year to year.  Future levels of swap fee income can be somewhat dependent upon prevailing interest rates and other market activity.

C&I Lending

As noted above, the subsidiary banks are active C&I lenders. The current areas of emphasis include loans to small and mid-sized businesses with a wide range of operations such as wholesalers, manufacturers, building contractors, business services companies, other banks, and retailers. The subsidiary banks provide a wide range of business loans, including lines of credit for working capital and operational purposes, and term loans for the acquisition of facilities, equipment and other purposes. Since 2010, the subsidiary banks have been active in participating in lending programs offered by the SBA and USDA. Under these programs, the government entities will generally provide a guarantee of repayment ranging from 50% to 85% of the principal amount of the qualifying loan.

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

Collateral for these loans generally includes accounts receivable, inventory and equipment.  The Company’s lending policy specifies approved collateral types and corresponding maximum advance percentages. The value of collateral pledged on loans must exceed the loan amount by a margin sufficient to absorb potential erosion of its value in the event of foreclosure and cover the loan amount plus costs incurred to convert it to cash. Approved non-real estate collateral types and corresponding maximum advance percentages for each collateral type are listed below.

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

Following is a summary of the five largest industry concentrations within the C&I portfolio as of December 31, 2021 and 2020:

	2021	2020
	Amount	Amount
	(dollars in thousands)

Lessors of Residential Buildings and Dwellings	$387,818	$346,177
Administration of Urban Planning and Rural Development	120,416	138,514
Bank Holding Companies	65,080	80,383
Lessors of Nonresidential Buildings	28,821	16,408
Industrial Machinery and Equipment Merchant Wholesalers	28,123	14,533

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

		Maximum
CRE Loan Types	Maximum Advance Rate **	Term
CRE Loans on Improved Property *	80%	7 years***
Raw Land	Lesser of 90% of project cost, or 65% of "as is" appraised value	12 months
Land Development	Lesser of 85% of project cost, or 75% of "as-completed" appraised value	24 months
Commercial Construction Loans	Lesser of 85% of project cost, or 80% of "as-completed" appraised value	24 months
Residential Construction Loans to Builders****	Lesser of 90% of project cost, or 80% of "as-completed" appraised value	15 months
LIHTC construction Loans	80%	3 years
LIHTC permanent Loans	80%	20 ears

*       Generally, the debt service coverage ratio must be a minimum of 1.25x for non-owner occupied loans and 1.15x for owner-occupied loans that are subject to a DSCR covenant. For loans greater than $500 thousand, the subsidiary banks sensitize this ratio for deteriorated economic conditions, major changes in interest rates, and/or significant increases in vacancy rates.

**     These maximum rates are consistent with, or in some situations, more conservative than those established by regulatory authorities.

***   Some real estate transactions may offer a swap option whereby the maximum term is 20 years.

**** Generally, the maximum term is 12 months but can be 15 months with credit risk committee monthly review.

The Company’s lending policy also includes guidelines for real estate appraisals and evaluations, including minimum appraisal and evaluation standards based on certain transactions. In addition, the subsidiary banks often take personal guarantees to help assure repayment.

In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied CRE loans. Owner-occupied CRE loans are generally considered to have less risk. As of December 31, 2021 and 2020, approximately 16% and 24%, respectively, of the CRE loan portfolio was owner-occupied.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied CRE lending exceeds 300% of total risk-based capital and outstanding balances have increased 50% or more during the prior 36 months or construction, land development and other land loans exceed 100% of total risk-based capital.

In addition, the banks have established policy limits around non-owner occupied CRE and total construction, land development and other land loans.

	Non-owner CRE Loans/TRBC	Total Construction, Land Development and Other Land Loans/TRBC
QCBT	300%	100%
CRBT	400%	100%
CSB	400%	150%
SFC	450%	100%

Although CSB’s loan portfolio has historically been real estate dominated and its total construction, land development and other land loans levels exceed these policy limits, it has established a Credit Risk Committee to routinely monitor its real estate loan portfolio.

Following is a listing of the significant industries within the Company’s CRE loan portfolio as of December 31, 2021 and 2020:

	2021		2020
	Amount	%	Amount	%
	(dollars in thousands)

Lessors of Residential Buildings	$1,316,851	49%	$786,066	37%
Lessors of Nonresidential Buildings	557,859	21%	567,759	27%
Hotels	73,639	3%	72,718	4%
New Housing For-Sale Builders	61,028	2%	46,764	2%
Lessors of Other Real Estate Property	60,605	2%	45,619	2%
Other Activities Related to Real Estate	42,507	2%	41,197	2%
Other *	568,784	21%	547,506	26%
Total CRE Loans	$2,681,273	100%	$2,107,629	100%

*   “Other” consists of all other industries. None of these had concentrations greater than $40.9 million, or 1.5%, of total CRE loans as of December 31, 2021.

Following is a breakdown of non owner-occupied income-producing CRE by property type as of December 31, 2021 and 2020:

	2021		2020
	Amount	%	Amount	%
	(dollars in thousands)

Multi-family	$1,231,937	58%	$599,774	38%
Office	175,890	8%	174,578	11%
Retail	147,327	7%	156,589	10%
Industrial/warehouse	104,035	5%	82,568	5%
Hotel/motel	77,758	4%	77,165	5%
Other	373,872	18%	480,292	31%
Total income-producing CRE	$2,110,819	100%	$1,570,966	100%

Included in Multi-family is $445.6 million of LIHTC permanent loans which are permanent financing for low-income housing tax credit real estate projects.  These loans have a maximum term of 20 years.  Considering the longer duration, the subsidiary banks often enter into a back-to-back interest rate swap to provide the borrower a long-term fixed interest rate while the subsidiary banks receive a variable interest rate and an upfront nonrefundable fee dependent on market pricing.  In addition, the financing structure of the LIHTC permanent loans includes tax credit equity investment that strengthens the overall credit profile.  Including the value of the real estate and the LIHTCs, the loan-to-values of the LIHTC permanent loans are typically in the range of 25% to 65%.  Lastly, the Company has policy limits on maximum exposure amounts to single developers.

A portion of the Company’s construction portfolio is considered non-residential construction. Following is a summary of industry concentrations within that category as of December 31, 2021 and 2020:

	2021		2020
	Amount	%	Amount	%
	(dollars in thousands)

Multi-family	$627,101	77%	$281,986	57%
Industrial/warehouse	28,191	4%	10,884	2%
Office	23,714	3%	17,126	3%
Retail	11,798	1%	8,665	2%
Hotel/motel	6,804	1%	5,715	1%
Other	113,786	14%	170,153	35%
Total non-residential construction loans	$811,394	100%	$494,529	100%

Included in Multi-family is $587.2 million of LIHTC construction loans which provide financing for the construction of both new LIHTC real estate projects and the rehabilitation of existing LIHTC real estate projects.  Many of these will convert to LIHTC permanent loans upon completion of construction.

Additionally, the Company had approximately $78.0 million and $48.8 million of residential construction loans outstanding as of December 31, 2021 and 2020, respectively. Of this amount, approximately 52% was considered speculative, while 48% was pre-sold at December 31, 2021, and approximately 54% was considered speculative, while 46% was pre-sold at December 31, 2020.

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

Residential Real Estate Lending

Generally, the subsidiary banks residential real estate loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell loans in the secondary market. The subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that adjust in one to five years, and then retain these loans in their portfolios. Servicing rights are generally not retained on the loans sold in the secondary market. The Company’s lending policy establishes minimum appraisal and other credit guidelines.

The following table presents the originations and sales of residential real estate loans for the Company. Included in originations is activity related to the refinancing of previously held in-house mortgages.

	For the year ended December 31,
	2021	2020	2019
	(dollars in thousands)

Originations of residential real estate loans	$249,892	$281,662	$183,491
Sales of residential real estate loans	$201,638	$234,512	$141,195
Percentage of sales to originations	81%	83%	77%

Installment and Other Consumer Lending

The consumer lending department of each subsidiary bank provides many types of consumer loans, including home improvement, home equity, motor vehicle, signature loans and small personal credit lines. The Company’s lending policy addresses specific credit guidelines by consumer loan type. In particular, for home equity loans and home equity lines of credit, the minimum credit bureau score is 650. For both home equity loans and lines of credit, the maximum advance rate is 90% of value for primary residences and 80% for second/vacation homes. The maximum term on home equity loans is 10 years and maximum amortization is 15 years. The maximum term on home equity lines of credit is 10 years.

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

Human Capital Resources. As of December 31, 2021, the Company employed 693 full-time employees and 63 part-time employees across all locations.  The employees are not represented by a collective bargaining unit. The Company is a relationship driven company and its ability to attract and retain exceptional employees is key to its success.

The Company encourages and supports the growth and development of its employees and, wherever possible, seeks to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs and external training opportunities. Educational reimbursement is available to employees enrolled in degree or certification programs and for seminars, conferences, and other training events employees attend in connection with their job duties.

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

The Company is committed to fostering and preserving a culture of diversity, equity, and inclusion, and believes its differences, of every kind, make the company and its communities better.  During recent years, the Company focused on  several initiatives to promote diversity, equity, and inclusion across its organization.  A few specific actions included hiring a Diversity Officer, rolling out a diversity survey for the second year to gather feedback from all employees, and several diversity and inclusion sessions and workshops across our different entities.

The safety, health and wellness of the Company’s employees is a top priority. The COVID-19 pandemic continues to present a unique challenge with regard to maintaining employee safety while continuing successful operations.  The Company offers remote working alternatives and enforces safety measures for all employees working in locations across the Company.  All employees are encouraged to get vaccinated and are asked not to come in to the office to work when they are experiencing symptoms of COVID-19 or other communicable illnesses.  The Company provided frequent communication using a variety of methods to ensure that all employees were kept informed regarding the ongoing pandemic.

The Company strives to maintain a culture in which employees feel valued and, to that end, regularly solicits feedback from employees to understand their views about their work environment and the Company’s culture. The results from employee engagement surveys are used to implement programs and processes designed to enhance engagement and improve the employee experience. In 2021, 88% of employees participated in the annual employee engagement survey, exceeding the Company goal of 80%, and the Company received a strong employee engagement score of 81%, above the national benchmark of 74%.

The regions in which the subsidiary banks operate primarily – the Quad Cities, Cedar Rapids, Marion, Waterloo/Cedar Falls, Des Moines, Iowa and Springfield, Missouri – generally have strong labor markets, with unemployment rates of 3.7% and 3.3% in Iowa and Missouri, respectively.

ESG Commitment. The Company is built on relationships and integrity.  We adhere to those principles in all areas of our business and in our communities and believe that meaningful environmental, social and governance programs will drive shareholder value and make us a better company.  With numerous programs and activities aligned with the ESG framework, we continue to develop and enhance our long-term plan for the future.  We are advancing standard reporting processes and gathering benchmarking data to generate meaningful ESG goals for our company.

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

Our profitability is in large part a function of the spread between the interest rates earned on investments and loans/leases and the interest rates paid on deposits and other interest bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan/lease terms, and the mix of adjustable and fixed rate loans/leases in our portfolio, the length of time deposits and borrowings and the rate sensitivity of our deposit customers could have a positive or negative effect on our net income, capital and liquidity. In addition, the size of nonrefundable swap fees earned in connection with our LIHTC permanent loans may fluctuate depending on the interest rate environment. We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at "Quantitative and Qualitative Disclosures about Market Risk" included under Item 7A of Part II of this Annual Report on Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

In March 2020, the Federal Reserve reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic and reduced the interest it pays on excess reserves. The prolong reduction in interest rates is likely to continue to have an adverse effect our net interest income and margins and our profitability. There is potential that reduced rates could pose additional risks to the economy primarily through higher inflation and financial-stability concerns driven by low borrowing costs. There is also a possibility that labor markets could tighten causing inflationary pressures to build faster than the expected gradual pace. Persistently low interest rates could lead consumers and firms to take on riskier financial investments in search of better returns, increasing asset prices to unsustainable levels. The potential rise in asset prices to unsustainable levels could pose potential financial-stability risks in the commercial real estate and corporate borrowing sectors. Sustained low interest rate periods were something that preceded the 1990 and 2007 recessions, placing significant pressure on real estate asset prices through reach-for-yield investor behavior.

The Federal Reserve has signaled that it will begin to increase rates, taper its quantitative easing program, and reduce its balance sheet of bonds and other assets in 2022, but will do so with the goal of avoiding abrupt or unpredictable changes in economic or financial conditions so as not to disrupt the financial systems, also known as “shocks;” despite this, the impact of these changes cannot be certain.  Vulnerabilities in the financial system can amplify the impact of an initial shock following rate increases, potentially leading to unintended volatility, as well to disruptions in the provision of financial services, such as clearing payments, the provision of liquidity, and the availability of credit.  Furthermore, asset liquidation pressures can be amplified by liquidity mismatches and the leverage of certain nonbank financial intermediaries such as hedge funds.  The financial downturn in March 2020 also demonstrated that pressures on dealer intermediation can limit the availability of liquidity during times of market stress.  Given the interconnectedness of the global financial system, these vulnerabilities could impact the Company’s business operations and financial condition.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

The market value of investments in our securities portfolio has become increasingly volatile in recent years, and as of December 31, 2021, we had gross unrealized losses of $1.3 million, or 0.2% of amortized cost, in our investment portfolio (offset by gross unrealized gains of $58.9 million). The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we formally evaluate investments and other assets for impairment indicators. Reduction in the value, or impairment of our investment securities, can impact our earnings and common stockholders' equity. We maintained a balance of $810.2 million, or 13% of our assets, in investment securities at December 31, 2021. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we may have to record provision expense to establish an allowance for credit losses on our carried at fair value debt securities, and we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the value of investment securities is impaired, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Based on management's evaluation, it was determined that the gross unrealized losses at December 31, 2021 were primarily a function of the changes in certain market interest rates.

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

The interest rate swap market is dependent upon market conditions. If interest rates move, interest rate swap transactions may no longer make sense for the Company and/or its customers. Interest rate swaps are generally appropriate for commercial customers with a certain level of expertise and comfort with derivatives, so our success is dependent upon the ability to make loans to these types of commercial customers. Additionally, our ability to execute interest rate swaps is also dependent upon counterparties that are willing to enter into the interest rate swap that is equal and offsetting to the interest rate swap we enter into with the commercial customer.  The mix of loans with interest rate swaps are heavily weighted towards LIHTC permanent loans.  Future levels of swap fee income are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate on the interest rate environment.

The COVID-19 pandemic continues to create disruptions that affect our business, financial condition, liquidity, and results of operations.

The extent to which COVID-19 will continue to affect business operations, financial condition, credit quality, and results of operations will depend on future developments that cannot be predicted, including the duration and scope of the pandemic.  The direct or indirect impact on employees, customers, counterparties, and service providers, as well as other market participants, is likely to continue through 2022 as the world attempts to gain control over the virus and emerging variants. The impact that the virus continues to have on global markets, the economy, business restrictions, and employment is ongoing as a projected return to pre-pandemic operating conditions is unknown.

In the past year, the United States economy began to rebound from severe disruptions caused by the onset of the pandemic in March 2020.  Economic conditions have begun to normalize with the availability of vaccines and treatments, increasing workforce employment and participation, the lessening of business and education restrictions, and demand for services beginning to return.  The financial conditions of households and businesses was bolstered significantly by government stimulus, which contributed to the economic recovery but also brought about growing pains as evidenced by supply chain problems and rising prices.  Although current economic conditions are more favorable than the prior year, the outlook for continued growth is characterized by elevated uncertainty with potential for unevenness across markets and sectors.  Although household and business credit and liquidity is strong currently, further pandemic-related disruptions could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans; declines in assets under management, affecting wealth management revenues; negative impacts on regional economic conditions resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations, and deposit availability; and impacts on the implementation of our growth strategy.  While the recovery this past year has been strong, the pace of growth in the United States and globally could decline as a result of rising inflation, the pervasiveness of supply chain challenges across industries, and the persistence of the virus in variant forms.

Overall, we believe that the economic impact from COVID-19 will continue for some time and could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital.  Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity, and any recession that has occurred or may occur in the future.  There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, nor are there historical indicators to rely on in terms of how markets will react, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

Continued elevated levels of inflation could adversely impact our business and results of operations.

The United States has recently experienced elevated levels of inflation, with the consumer price index climbing approximately 7.0% in 2021.  Continued levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse.  For example, if interest rates were to rise in response to, or as a result of, elevated levels of inflation, the value of our securities portfolio would be negatively impacted.  In addition, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations.  Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

Labor shortages and failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, decreased labor force size and participation rates as a result of the COVID-19 pandemic, expanded unemployment benefits offered in response to the ongoing COVID-19 pandemic, and other government actions. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.

In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

Evolving law impacting cannabis-related businesses in Illinois and other states may have an impact on the Company's operations and risk profile.

The Controlled Substances Act makes it illegal under federal law to manufacture, distribute, or dispense marijuana. Starting January 1, 2020, however, the Illinois Cannabis Regulation and Tax Act began permitting adults to legally purchase marijuana for recreational use from licensed dispensaries. It is the Banks' current policy to avoid knowingly providing banking products or services to entities or individuals that: (i) directly or indirectly manufacture, distribute, or dispense marijuana or hemp products, or those with a significant financial interest in such entities; or (ii) derive a significant percentage of revenue from providing products or services to, or other involvement with, such entities. The Banks are taking reasonable measures, including appropriate new account screening and customer due diligence measures, to ensure that existing and potential customers do not engage in any such activities. Nonetheless, the shift in Illinois law legalizing cannabis use has increased the number of direct and indirect cannabis-related businesses in Illinois, and therefore has increased the likelihood that the Banks could interact with such businesses, as well as their owners and employees. Such interactions could create additional legal, regulatory, strategic, and reputational risk to the Banks and the Company.

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

C&I loans were $1.6 billion, or approximately 34% of our total loan/lease portfolio, as of December 31, 2021. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment and real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee or cosigner on commercial loans. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may lose value over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. In addition, a prolonged recovery period could harm or continue to harm the businesses of our C&I customers and reduce the value of the collateral securing these loans.

Our loan/lease portfolio has a significant concentration of CRE loans, which involve risks specific to real estate values.

CRE lending comprises a significant portion of our lending business. Specifically, CRE loans were $2.7 billion, or approximately 57% of our total loan/lease portfolio, as of December 31, 2021. Of this amount, $421.7 million, or approximately 16%, was owner-occupied. The market value of real estate securing our CRE loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

Included in our CRE lending portfolio are our LIHTC construction and permanent loans, which have the same inherent risks as our other non-owner occupied CRE loans.  However, the LIHTC construction and permanent loans, and related nonrefundable swap fee income, rely on federal LIHTCs to help finance the overall real estate projects and are dependent on the continued availability of such LIHTC programs.  Changes to the LIHTC programs, including changes to the level of tax credits provided by the federal government on low income housing, may have an adverse effect on our business, results of operations and financial condition.

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

We are a bank holding company, and our operations are primarily conducted by our subsidiary banks, which are subject to significant federal and state regulation. When available, cash to pay dividends to our stockholders is derived primarily from dividends received from our subsidiary banks. Our ability to receive dividends or loans from our subsidiary banks is restricted. Dividend payments by our subsidiaries to us in the future will require generation of future earnings by them and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, our right to participate in the assets of our subsidiary banks in the event of a liquidation or reorganization of any of the banks would be subject to the claims of the creditors of such bank, including depositors, which would take priority except to the extent we may be a creditor with a recognized claim. As of December 31, 2021, our subsidiary banks had deposits, borrowings and other liabilities in the aggregate of approximately $5.5 billion.

Our allowance may prove to be insufficient to absorb losses in our loan/lease portfolio.

We establish our allowance for credit losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2021, our allowance as a percentage of total gross loans/leases was 1.68%, and as a percentage of total NPLs was 2,852.21%.

In addition, we had net charge-offs as a percentage of gross average loans/leases of 0.00% for the year ended December 31, 2021. Because of the concentration of C&I and CRE loans in our loan portfolio, which tend to be larger in amount than residential real estate and installment loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance as of December 31, 2021 was adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance will prove sufficient to cover actual loan/lease losses in the future, particularly if economic conditions are more difficult than what management currently expects. Additional provisions and loan/lease losses in excess of our allowance may adversely affect our business, financial condition and results of operations.

Competitive and Strategic Risks

We face intense competition in all phases of our business from other banks, financial institutions and non-bank financial services providers.

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

Accounting and Tax Risks

The FASB has issued an accounting standard update that has resulted in a significant change in how the Company recognizes credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the FASB issued an accounting standard update, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaced the "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. The new CECL standard became effective for us on January 1, 2021.  Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. CECL also requires that an allowance for credit losses be established for any unfunded loan commitments that are not cancelable.  The measurement of expected credit losses is to be based on information from past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, including anticipated losses resulting from deteriorating economic conditions as a result of events such as the COVID-19 pandemic. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the incurred loss model previously required under GAAP, which delayed recognition until it is probable a loss has been incurred. Accordingly, the adoption of the CECL model materially affected how we determine our allowance for credit losses and could require us to significantly increase our allowance in future periods.   Moreover, the CECL model may create more volatility in the level of the allowance for credit losses.  If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.  See Note 1 “Nature of Business and Significant Accounting Policies” of the notes to the consolidated financial statements for additional information on the impact of the adoption of this standard.

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

LIBOR represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021.  End dates for LIBOR have now been set, and U.S. Regulators have issued guidance as of October 2021 that urges market participants to address their existing LIBOR exposures and transition to robust and sustainable alternative rates. The Alternative Reference Rate Committee has proposed that the SOFR is the rate that represents best practice as the alternative to U.S. dollar-LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR but has also advised participants to conduct a comprehensive evaluation of any alternative reference rates being considered for use.

Contracts linked to LIBOR are vast in number and value, are intertwined with numerous financial products and services, and have diverse parties. Although the Company has actively worked to plan for the transition away from LIBOR, the transition is both complex and challenging and the downstream effect of unwinding or transitioning such contracts could cause instability and negatively impact financial markets and individual institutions. If the Company’s selected alternative rate is based on small transaction volume, it could be susceptible to volatility and disruption during times of market stress.  Furthermore, if the Company fails to properly address legacy contracts by adding robust fallback positions, it will be exposed to interest rate risks and potential loss of yields.  Finally, if the Company or other market participants fail to properly plan to implement alternative rates other than LIBOR it could have an adverse effect on the Company and the financial system as a whole.

The Company's information systems may experience an interruption or breach in security and cyber-attacks, all of which could have a material adverse effect on the Company's business.

The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business. Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company's reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company's customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attacks (such as unauthorized access to the Company's systems). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have also increased.  In addition, cyber attackers have taken advantage of the pandemic to create campaigns to leverage individuals fears and uncertainties as well as capitalize on the increased number of transactions occurring on digital channels.  Industry trends in ransomware, phishing, and other intrusion methods have increased significantly and will continue to pose increased risk while the Company’s operations remain partially remote.

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

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card, debit card and other payment related transactions that typically involve the transmission of sensitive information regarding the Company's customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that the Company does not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact the Company through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them. Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in increased costs, all of which could have a material adverse effect on the Company's business. To the extent we are involved in any future cyber-attacks or other breaches, the Company's reputation could be affected, which could also have a material adverse effect on the Company's business, financial condition or results of operations.

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

We rely heavily on the success of our bank subsidiaries' independent management teams. Accordingly, much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain the executive officers and current management teams of our operating subsidiaries will continue to be important to the successful implementation of our strategy. It is also critical, as we manage our existing portfolio and grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. Recent changes in labor market conditions have contributed to heightened levels of employee attrition and increased competition for talent, which has in turn driven wage rates higher and may contribute to an increase in operating expenses. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

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

As of December 31, 2021, we had $152.0 million of total indebtedness outstanding at the holding company level. In the future, it is possible that we may not generate sufficient revenues to service or repay our debt, and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, and to pay dividends to our common stockholders. Moreover, the degree to which we are leveraged could have important consequences for our stockholders, including:

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  The common stock, par value $1.00 per share, of the Company is listed on The Nasdaq Global Market under the symbol “QCRH”. The stock began trading on Nasdaq on October 6, 1993. As of February 18, 2022, there were 15,641,927 shares of common stock outstanding held by 656 holders of record. Additionally, there are an estimated 3,700 beneficial holders whose stock was held in the street name by brokerage houses and other nominees as of that date.

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

Purchase of Equity Securities by the Company. On February 18, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.     All shares that were repurchased under the share repurchase program were retired. There were no repurchases of common stock by the Company during the fourth quarter of 2021.

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

January 1-31, 2021	—	—	100,932	699,068
February 1-28, 2021	—	—	100,932	699,068
March 1-31, 2021	—	—	100,932	699,068
April 1-30, 2021	—	—	100,932	699,068
May 1-31, 2021	12,000	47.45	112,932	687,068
June 1-30, 2021	88,000	48.04	200,932	599,068
July 1-31, 2021	84,000	47.21	284,932	515,068
August 1-31, 2021	84,904	49.32	369,836	430,164
September 1-30, 2021	24,249	49.82	394,085	405,915
October 1-31, 2021	—	—	394,085	405,915
November 1-30, 2021	—	—	394,085	405,915
December 1-31, 2021	—	—	394,085	405,915

There were 100,932 shares of common stock purchased by the Company during the year ended December 31, 2020.  There were no purchases of common stock by the Company during the year ended December 31, 2019.

Stockholder Return Performance Graph. The following graph indicates, for the period commencing December 31, 2016 and ending December 31, 2021, a comparison of cumulative total returns for the Company, the Nasdaq Composite Index, and the SNL Bank Nasdaq Index prepared by S&P Global, Charlottesville, Virginia. The graph was prepared at the Company’s request by S&P Global. The information assumes that $100 was invested at the closing price on December 31, 2016 in the common stock of the Company and in each index, and that all dividends were reinvested.

QCR Holdings, Inc.

Total Return Performance
Index Value
350
300
250
200
150
100
50
QCR Holdings, Inc.
NASDAQ Composite Index
KBW NASDAQ Bank Index
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
QCR Holdings, Inc.	100.00	99.40	74.88	103.01	93.71	133.19
Nasdaq Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
SNL Bank Nasdaq Index	100.00	118.59	97.58	132.84	119.14	164.80

Item 6. [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses 2021 and 2020 items and annual comparison between our fiscal 2021 performance compared to our fiscal 2020 performance.  A detailed review of our fiscal 2020 performance compared to our fiscal 2019 performance can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  This discussion should be read in conjunction with our Consolidated Financial Statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT. Over the past twenty-eight years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries. As of December 31, 2021, the Company had $6.1 billion in consolidated assets, including $4.7 billion in total loans/leases, and $4.9 billion in deposits. The financial results of acquired/merged entities for the periods since their acquisition/merger are included in this report. Further information related to acquired/merged entities has been presented in the Annual Reports previously filed with the SEC corresponding to the year of each acquisition/merger.

IMPACT OF COVID-19

The progression of the COVID-19 pandemic in the United States has not had a materially adverse impact on the Company’s financial condition and results of operations as of and for the year ended December 31, 2021, but continues to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

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

Effects on the Company’s Business

The extent to which COVID-19 will continue to affect business operations, financial condition, credit quality, and results of operations will depend on future developments that cannot be predicted, including the duration and scope of the pandemic.  The direct or indirect impact on employees, customers, counterparties, and service providers, as well as other market participants, is likely to continue through 2022 as the world attempts to gain control over the virus and emerging variants. The impact that the virus continues to have on global markets, the economy, business restrictions, and employment is ongoing as a projected return to pre-pandemic operating conditions is unknown.

The Company currently expects that the economic impact from COVID-19 will continue for some time and could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity, and any recession that has occurred or may occur in the future.  There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, nor are there historical indicators to rely on in terms of how markets will react, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

CRITICAL ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance, impairment of goodwill and the fair value of financial instruments. A more detailed discussion of these critical accounting policies and estimates can be found in Note 1 to the Consolidated Financial Statements.

Based on its consideration of accounting policies and estimates that involve the most complex and subjective decisions and assessments, management has identified the following as critical accounting policies and estimates:

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

As of November 30, 2021 the Company’s management performed an annual assessment at the reporting unit level and determined no goodwill impairment existed.

ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES AND OFF-BALANCE SHEET EXPOSURES

On January 1, 2021, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which replaces the incurred loss methodology with a current expected credit loss methodology, known as CECL.  Additionally, CECL required an allowance for OBS exposures and HTM securities to be calculated using a current expected credit loss methodology.

The Company’s allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts.  The methodologies apply historical loss information adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions that are expected to exist through the contractual lives of the financial assets and that are reasonable and supportable – to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed.  If a loan is determined to no longer share similar risk characteristics with other assets in the segmented pool, it is evaluated on an individual basis.

The Company believes that as a result of the COVID-19 pandemic, losses have been incurred that are not yet known and this could have an adverse effect in the future on the Company’s ACL in the future.  Disruption to the Company’s customers could result in increased loan delinquencies and defaults resulting in an increase in quantitative allocations.  Management believes individually analyzed loans may increase in the future as a result of the COVID-19 pandemic, having a direct impact on the specific component of the ACL.

The Company also estimates expected credit losses over the contractual term of the loan for the unfunded portion of the loan commitment that is not unconditionally cancellable by the Company.  Management uses an estimated average utilization rate to determine the exposure of default.  The allowance for OBS exposures is calculated using probability of default and loss given default using the same segmentation and qualitative factors used for loans and leases.

Although management believes the level of the ACL as of December 31, 2021 was adequate to absorb losses inherent in the loan/lease portfolio and OBS exposures, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. A framework has been established for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and includes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the measurement date. The Company estimates the fair value of financial instruments using a variety of valuation methods. When financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value and are classified as Level 1. When financial instruments, such as investment securities and derivatives, are not actively traded the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar instruments where a price for the identical instrument is not observable. The fair values of these financial instruments, which are classified as Level 2, are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from external market data providers and/or nonbinding broker-dealer quotations. When observable inputs do not exist, the Company estimates fair value based on available market data, and these values are classified as Level 3.

FAIR VALUE OF SECURITIES

The fair value of securities is determined monthly and the securities are stated at fair value. For available for sale securities, unrealized gains and losses are reported as a component of stockholders’ equity, net of the related tax effect. For both available for sale and held to maturity debt securities, any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit related component being recognized in other comprehensive income.

EXECUTIVE OVERVIEW

The Company reported net income of $98.9 million for the year ended December 31, 2021, and diluted EPS of $6.20. For the same period in 2020 the Company reported net income of $60.6 million and diluted EPS of $3.80.

The year ended December 31, 2021 was highlighted by several significant items:

●	Record annual net income of $98.9 million, or $6.20 per diluted share;
●	Reported NIM at 3.30%;
●	Noninterest income of $100.4 million for the year;
●	Core deposit growth of 7.2% for the year*;

●	Loan and lease growth of 16.9% for the year, excluding PPP loans (non-GAAP);
●	ACL to total loans/leases of 1.69%, excluding PPP loans (non-GAAP); and
●	Nonperforming assets to total assets improved by 80% for the full year and now represent only 0.05% of total assets at December 31, 2021.

* Core deposits are total deposits less brokered deposits

Following is a table that represents the various net income measurements for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
	(dollars in thousands, except per share data)

Net income	$98,905	$60,582

Diluted earnings per common share	$6.20	$3.80

Weighted average common and common equivalent shares outstanding	15,944,708	15,952,637

The Company reported adjusted net income (non-GAAP) of $100.0 million, with adjusted diluted EPS of $6.27. See section titled “GAAP to Non-GAAP Reconciliations” for additional information. Adjusted net income for the year excludes a number of non-recurring items, after-tax, most significantly:

●	$135 thousand of mark to market gains on unhedged derivatives;
●	$493 thousand of acquisition costs; and
●	$734 thousand of separation agreement expense.

Following is a table that represents the major income and expense categories.

	Year Ended December 31,
	2021	2020
	(dollars are in thousands)

Net interest income	$178,233	$166,950
Provision for credit losses	3,486	55,704
Noninterest income	100,422	113,798
Noninterest expense	153,702	151,755
Federal and state income tax expense	22,562	12,707
Net income	$98,905	$60,582

The following are some noteworthy developments in the Company’s financial results:

●	Net interest income grew $11.3 million, or 6.8%, in 2021 compared to the prior year. The increase in 2021 was primarily due to strong loan/lease growth funded by core deposit growth while maintaining modest excess liquidity. The Company had success moving cost of funds lower which helped to drive NIM expansion of 4% compared to the fourth quarter of 2020.

●	Provision expense decreased $52.2 million when comparing 2021 to 2020. The decrease in 2021 was primarily due to continued strong credit quality, a reduction in NPLs and improving economic conditions. Additionally, the provision amounts for prior years were calculated under different accounting standards due to the adoption of CECL on January 1, 2021. See the “Provision for Credit Losses” section of this report for additional details.

●	Noninterest income decreased $13.4 million, or 11.8%, when compared to the prior year. The decrease in 2021 was primarily attributable to lower swap fee income/capital market revenue.

●	Noninterest expense increased $1.9 million, or 1.3%, in 2021 compared to the prior year, primarily due to an increase in salaries and benefits expense, a write-off of certain fixed assets which resulted in a $1.4 million loss on disposal of fixed assets and increase in advertising and marketing expense. In addition, there was a $1.1 million increase in net income from and gain/losses on operations of other real estate due to the sale of one large OREO property at a gain.

STRATEGIC FINANCIAL METRICS

The Company has established strategic financial metrics by which it manages its business and measures its performance. The goals are periodically updated to reflect business developments. While the Company is determined to work prudently to achieve these goals, there is no assurance that they will be met. Moreover, the Company’s ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of this Annual Report on Form 10-K. The Company’s strategic financial metrics are as follows:

●	Generate organic loan and lease growth of 9% per year, funded by core deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			For the Year Ending
Strategic Financial Metric*	Key Metric	Target	December 31, 2021	December 31, 2020
Loan and lease growth organically **	Loans and leases growth	> 9% annually	16.9%	7.8%
Fee income growth	Fee income growth	> 6% annually	(10.1)%	67.8%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	4.0%	1.5%

* The calculations provided exclude non-core noninterest income and noninterest expense.

** Loans and leases growth excludes PPP loans.

It should be noted that these initiatives are long-term targets.

STRATEGIC DEVELOPMENTS

The Company took the following actions in 2021 to support our corporate strategy and further the strategic financial metrics shown above:

●	The Company grew loans and leases organically in 2021 by 16.9%, excluding PPP loans (non-GAAP), driven by both our specialty finance group and our traditional lending and leasing business.

●	Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states it currently serves – Iowa, Wisconsin, Missouri and Illinois. The Company acts as the correspondent bank for 187 downstream banks with total average noninterest bearing deposits of $349.0 million and total average interest bearing deposits of $305.3 million for 2021. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.

●	The Company is focused on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. Future levels of swap fees are somewhat dependent upon prevailing interest rates. Swap fee income/capital markets revenue totaled $61.0 million in 2021 as compared to $74.8 million in 2020. Swap fee income relative to the increase in notional amount of the non-hedging interest rate swap contracts was 11.5% in 2021 and 10.6% in 2020.

●	In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management increased by $1.0 billion in 2021. There were 321 new relationships added in 2021 totaling $450.2 million of new assets under management. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts. The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.
●	Noninterest expense in 2021 totaled $153.7 million as compared to $151.8 million in 2020. Salaries and employee benefits expense increased 5% in 2021. This increase was primarily related to increased performance-based incentive compensation driven by strong financial results. Advertising and marketing expenses increased 31% primarily due to the return to more normal operations during 2021 after improvements in the general environment due to COVID-19 as compared to 2020. In addition, there were $624 thousand of acquisition costs in 2021 related to the pending acquisition of GFED as discussed in the Company’s financial statements and the accompanying notes presented elsewhere in this Annual Report on Form 10-K. Net cost of (income from) and gains/losses on operations of other real estate totaled $1.4 million for 2021 due primarily to the sale of one commercial OREO property at a gain. There were no losses on liability extinguishment in 2021 as compared to $3.9 million in 2020 from the prepayment of certain FHLB advances. Other noninterest expense increased 44% in 2021 due primarily to the write-off of certain fixed assets which resulted in a $1.4 million loss on disposal of fixed assets.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “adjusted net income”, “adjusted EPS”, “adjusted ROAA”, “NIM (TEY)”, “adjusted NIM”, “efficiency ratio”, “ACL to total loans and leases excluding PPP loans” and “loan growth excluding PPP loans”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

●	TCE/TA ratio (non-GAAP) is reconciled to stockholders’ equity and total assets;
●	Adjusted net income, adjusted EPS and adjusted ROAA (all non-GAAP measures) are reconciled to net income;
●	NIM (TEY) (non-GAAP) and adjusted NIM (non-GAAP) are reconciled to NIM;
●	Efficiency ratio (non-GAAP) is reconciled to noninterest expense, net interest income and noninterest income; and
●	ACL to total loans and leases excluding PPP loans and loan growth excluding PPP loans (all non-GAAP measures) are reconciled to ACL and total loans and leases.

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

ACL to total loans and leases, excluding PPP loans, and loan growth, excluding PPP loans, are ratios that management utilizes to compare the Company to its peers.  The Company’s management believes these financial measures are important to investors as total loans and leases for the years ended December 31, 2021 and 2020 were materially higher due to the addition of PPP loans which are guaranteed by the government and therefore do not necessitate an increase in ACL.  By excluding the PPP loans, the investor is provided a better comparison to prior years for analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

	As of
GAAP TO NON-GAAP	December 31,	December 31,
RECONCILIATIONS	2021	2020

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$677,010	$593,793
Less: Intangible assets	83,415	85,447
TCE (non-GAAP)	$593,595	$508,346

Total assets (GAAP)	$6,096,132	$5,705,043
Less: Intangible assets	83,415	85,447
TA (non-GAAP)	$6,012,717	$5,619,596

TCE/TA ratio (non-GAAP)	9.87%	9.05%

	For the Year Ended
	December 31,	December 31,
	2021	2020

ADJUSTED NET INCOME
Net income (GAAP)	$98,905	$60,582
Less non-core items (post-tax) (*):
Income:
Securities gains (losses), net	$(69)	$1,962
Mark to market gains on unhedged derivatives, net	135	—
Gain on sale of loan	28	—
Loss on syndicated loan	—	(210)
Total non-core income (non-GAAP)	$94	$1,752
Expense:
Losses on liability extinguishment	$—	$3,087
Goodwill impairment	—	500
Disposition costs	10	545
Acquisition costs	493	—
Post-acquisition compensation, transition and integration costs	—	169
Separation agreement	734	—
Loss on sale of subsidiary	—	110
Total non-core expense (non-GAAP)	$1,237	$4,411

Adjusted net income (non-GAAP)	$100,048	$63,241

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$100,048	$63,241

Weighted average common shares outstanding	15,708,744	15,771,650
Weighted average common and common equivalent shares outstanding	15,944,708	15,952,637

Adjusted EPS (non-GAAP):
Basic	$6.37	$4.01
Diluted	$6.27	$3.96

ADJUSTED ROAA
Adjusted net income (non-GAAP) (from above)	$100,048	$63,241

Average Assets	$5,890,042	$5,604,074

Adjusted ROAA (non-GAAP)	1.70%	1.13%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$178,233	$166,950
Plus: Tax equivalent adjustment	10,211	8,216
Net interest income - tax equivalent (non-GAAP)	$188,444	$175,166
Less: Acquisition accounting net accretion	1,340	3,271
Adjusted net interest income	$187,104	$171,895

Average earning assets	$5,398,868	$5,085,659

NIM (GAAP)	3.30%	3.28%
NIM (TEY) (non-GAAP)	3.49%	3.44%
Adjusted NIM (TEY) (non-GAAP)	3.47%	3.38%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$153,702	$151,755

Net interest income (GAAP)	$178,233	$166,950
Noninterest income (GAAP)	100,422	113,798
Total income	$278,655	$280,748

Efficiency ratio (noninterest expense/total income) (non-GAAP)	55.16%	54.05%

ACL TO TOTAL LOANS AND LEASES, EXCLUDING PPP LOANS
ACL, loans and leases	$78,721	$84,376

Total loans and leases	4,680,132	4,251,129
Less: PPP loans	28,181	273,146
Total loans and leases, excluding PPP loans	$4,651,951	$3,977,983

ACL to total loans and leases, excluding PPP loans	1.69%	2.12%

LOAN GROWTH, EXCLUDING PPP LOANS
Total loans and leases	$4,680,132	$4,251,129
Less: PPP loans	28,181	273,146
Total loans and leases, excluding PPP loans	$4,651,951	$3,977,983

Loan growth, excluding PPP loans	16.94%	7.80%

*    Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 21% with the exception of goodwill impairment which is not deductible for tax and gain on sale of subsidiary which has an estimated effective tax rate of 30.5%.

NET INTEREST INCOME AND MARGIN (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis (non-GAAP), increased 8% to $188.4 million for the year ended December 31, 2021, as compared to the prior year. Excluding the tax equivalent adjustments, net interest income increased 7% for the year ended December 31, 2021 compared to the prior year. Net interest income improved due to several factors:

●	Strong organic loan and deposit growth;
●	Significant growth and forgiveness of PPP loans in 2021 and 2020;
●	Reduction in higher cost wholesale funds with strong core deposit growth including noninterest bearing deposits; and
●	Reduction in cost of funds.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

GAAP
For the Year Ended
December 31,
2020
Average Yield on Interest-Earning Assets	3.97%
Average Cost of Interest-Bearing Liabilities	0.63%
Net Interest Spread	3.34%
NIM (TEY) (Non-GAAP)	3.28%
NIM Excluding Acquisition Accounting Net Accretion	3.27%

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

	For the Year Ended
	December 31,	December 31,
	2021	2020
	(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$1,340	$3,271

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

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories are presented in the following table:

	Year Ended December 31,
	2021			2020			2019
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$1,964	$2	0.10%	$2,398	$19	0.79%	$8,898	$203	2.29%
Interest-bearing deposits at financial institutions	116,421	173	0.15	315,616	669	0.21	179,635	3,910	2.18
Investment securities (1)	804,636	29,504	3.66	715,808	26,773	3.74	635,650	24,151	3.80
Restricted investment securities	19,386	950	4.83	20,270	1,031	5.00	21,559	1,174	5.45
Gross loans/leases receivable (1) (2) (3)	4,456,461	179,738	4.03	4,031,567	178,097	4.42	3,857,547	193,365	5.01
Total interest earning assets	$5,398,868	210,367	3.90	$5,085,659	206,589	4.06	$4,703,289	222,803	4.74

Noninterest-earning assets:
Cash and due from banks	$60,298			$80,208			$81,645
Premises and equipment	75,015			73,063			78,189
Less allowance	(81,633)			(55,275)			(40,953)
Other	420,809			420,419			280,810
Total assets	$5,873,357			$5,604,074			$5,102,980

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$3,058,917	8,621	0.28%	$2,797,669	11,980	0.43%	$2,443,989	29,898	1.22%
Time deposits	448,191	4,679	1.04	690,222	11,289	1.64	966,745	20,977	2.17
Short-term borrowings	6,281	5	0.08	22,625	84	0.37	16,837	363	2.16
FHLB advances	23,389	70	0.30	74,167	1,087	1.44	108,536	2,895	2.67
Other borrowings	—	—	—	—	—	—	13,563	512	3.77
Subordinated notes	115,398	6,272	5.44	83,404	4,697	5.63	60,883	3,564	5.85
Junior subordinated debentures	38,067	2,276	5.90	37,913	2,286	5.93	37,751	2,308	6.11
Total interest-bearing liabilities	$3,690,243	21,923	0.59	$3,706,000	31,423	0.85	$3,648,304	60,517	1.66

Noninterest-bearing demand deposits	$1,269,467			$1,052,375			$817,473
Other noninterest-bearing liabilities	276,457			279,459			129,794
Total liabilities	$5,236,167			$5,037,834			$4,595,571

Stockholders' equity	637,190			566,240			507,409
Total liabilities and stockholders' equity	$5,873,357			$5,604,074			$5,102,980
Net interest income		$188,444			$175,166			$162,286
Net interest spread			3.31%			3.21%			3.08%
Net interest margin			3.30%			3.28%			3.31%
Net interest margin (TEY)(Non-GAAP)			3.49%			3.44%			3.45%
Adjusted net interest margin (TEY)(Non-GAAP)			3.47%			3.38%			3.36%
Ratio of average interest-earning assets to average interest-bearing liabilities	146.30%			137.23%			128.92%

(1)	Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

The Company’s components of change in net interest income are presented in the following table:

	For the years ended December 31, 2021 and 2020
	Inc./(Dec.)	Components		Inc./(Dec.)	Components
	from	of Change (1)		from	of Change (1)
	Prior Year	Rate	Volume	Prior Year	Rate	Volume

	2021 vs. 2020			2020 vs. 2019
	(dollars in thousands)			(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(17)	$(14)	$(3)	$(184)	$(88)	$(96)
Interest-bearing deposits at financial institutions	(496)	(154)	(342)	(3,241)	(4,985)	1,744
Investment securities (2)	2,731	(576)	3,307	2,622	(382)	3,004
Restricted investment securities	(81)	(35)	(46)	(143)	(83)	(60)
Gross loans/leases receivable (2) (3)	1,641	(16,368)	18,009	(15,268)	(23,679)	8,411
Total change in interest income	$3,778	$(17,147)	$20,925	$(16,214)	$(29,217)	$13,003

INTEREST EXPENSE
Interest-bearing deposits	$(3,359)	$(4,422)	$1,063	$(17,918)	$(21,725)	$3,807
Time deposits	(6,610)	(3,375)	(3,235)	(9,688)	(4,462)	(5,226)
Short-term borrowings	(79)	(41)	(38)	(279)	(372)	93
Federal Home Loan Bank advances	(1,017)	(546)	(471)	(1,808)	(1,071)	(737)
Other borrowings	—	—	—	(512)	(256)	(256)
Subordinated notes	1,575	—	1,575	1,133	—	1,133
Junior subordinated debentures	(10)	—	(10)	(22)	—	(22)
Total change in interest expense	$(9,500)	$(8,384)	$(1,116)	$(29,094)	$(27,886)	$(1,208)

Total change in net interest income	$13,278	$(8,763)	$22,041	$12,880	$(1,331)	$14,211
(1)	The column "Inc/(Dec) from Prior Year" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

INTEREST INCOME

For 2021, interest income increased $1.8 million, or 1%, primarily due to an increase in the volume of average securities and average loans/leases partially offset by a decline in yields on average loans/leases and average securities. In total, the Company’s average interest-earning assets increased $313.2 million, or 6%, year-over-year. Average loans/leases grew 11%, while average securities increased 12%.

The Company intends to continue to grow quality loans and leases as well as diversify the securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Comparing 2021 to 2020, interest expense decreased $9.5 million, or 30%, year-over-year. The Company has grown organically at a significant pace over the past several years. Loan growth has been funded by core deposits and has also allowed the Company to prepay higher cost brokered deposits and FHLB advances.  In the second half of 2020 and the full year of 2021, the Company’s cost of funds declined in conjunction with the declining rate environment.  The

Company’s cost of funds was 0.59% for the year ending December 31, 2021, which was down from 0.85% for the year ending December 31, 2020.

The Company’s management intends to continue to shift the mix of funding from wholesale funds to core deposits, including noninterest-bearing deposits. Continuing this trend is expected to strengthen the Company’s franchise value, reduce funding costs and increase fee income opportunities through deposit service charges.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision for credit losses expense to provide an estimated ACL.  The following table shows the components for the provision for credit losses for the years ended December 31, 2021 and 2020.

	Year Ended
	December 31,	December 31,
	2021	2020

	(dollars in thousands)

Provision for credit losses - loans and leases (1)	$5,702	$55,704
Provision for credit losses - off-balance sheet exposures (2)	(2,231)	N/A
Provision for credit losses - held to maturity securities (3)	15	N/A
Total provision for credit losses	$3,486	$55,704

(1)	2021 and years forward are evaluated using ASU 2016-13 and years prior to 2021 were calculated under an incurred loss model.
(2)	Prior to adoption of ASU 2016-13 on January 1, 2021, there were no requirements to record provision for off-balance sheet exposures.
(3)	Prior to the adoption of ASU 2016-13 on January 1, 2021, there was no requirement to record provision for credit losses for held to maturity securities.

The Company’s total provision for credit losses was $3.5 million for 2021, a decrease of $52.2 million from 2020. The adoption of ASU 2016-13 now requires an allowance on HTM debt securities and OBS exposures, specifically unfunded commitments.  For the year ended December 31, 2021, the provision related to OBS was negative due to the decrease in the balance of those OBS exposures with an increase in line of credit usage. The decrease in provision on loans and leases was substantially driven by decreased qualitative allocations in response to improving economic conditions related to the effects of COVID-19.

The ACL for loans and leases is established based on a number of factors, including the Company’s historical loss experience, delinquencies and charge-off trends, economic and other forecasts, the local, state and national economies and the risk associated with the loans/leases and securities in the portfolio as described in more detail in the “Critical Accounting Policies and Critical Accounting Estimates” section.

The Company had an ACL on loans/leases of 1.68% of total gross loans/leases at December 31, 2021, compared to 1.98% of total gross loans/leases at December 31, 2020.  Management evaluates the allowance needed on the acquired loans factoring in the remaining discount, which was $1.5 million and $3.1 million at December 31, 2021 and 2020, respectively.

The following table represents the current balance of loans to customers with concentrations in industries that management has deemed to have a higher risk of being impacted by COVID-19:

	As of December 31,
	2021
		% of Total Gross
	Amount	Loans and Leases

	(dollars in thousands)

Hotels	$76,628	1.64%
Arts, Entertainment and Recreation	21,918	0.47
Restaurants (full service and limited service only)	21,162	0.45
	$119,708	2.56%

Additional discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the years ended December 31, 2021 and 2020.

	Year Ended
	December 31,	December 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)

Trust department fees	$11,206	$9,207	$1,999	21.7%
Investment advisory and management fees	4,080	5,318	(1,238)	(23.3)
Deposit service fees	6,132	6,041	91	1.5
Gains on sales of residential real estate loans, net	4,397	4,680	(283)	(6.0)
Gains on sales of government guaranteed portions of loans, net	227	224	3	1.3
Swap fee income/capital markets revenue	60,992	74,821	(13,829)	(18.5)
Securities gains (losses), net	(88)	2,484	(2,572)	(103.5)
Earnings on bank-owned life insurance	1,838	1,904	(66)	(3.5)
Debit card fees	4,216	3,402	814	23.9
Correspondent banking fees	1,114	903	211	23.4
Other	6,308	4,814	1,494	31.0
Total noninterest income	$100,422	$113,798	$(13,376)	(11.8)%

In recent years, the Company has been successful in expanding its wealth management customer base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management increased by $1.0 billion in 2021.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts. Trust department fees increased 22% in 2021 as compared to 2020.  The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuation.

Investment advisory and management fees decreased 23% in 2021 as compared to 2020. Similar to trust department fees, fees from these services are largely determined based on the value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.  The sale of the Bates Companies in August 2020 negatively impacted the fee income from this line of business compared to 2020.  Excluding the impact of the Bates Companies sale, investment advisory and management fees increased 22% when comparing 2021 to 2020.

Deposit service fees increased 2% in 2021 as compared to 2020. The increase was primarily due to higher transactional volume with improving current economic conditions and new accounts. The Company continues to emphasize shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans, net, decreased 6% in 2021 as compared to 2020. The decrease was primarily due to decreased residential real estate purchases impacted by availability and the refinancing of residential real estate loans as volumes peaked in 2020 when rates declined.

The Company’s gains on the sale of government-guaranteed portions of loans for 2021 increased 1% as compared to 2020. Over the past few years, competitors have been offering SBA and USDA loan candidates traditional financing without such a guarantee and the Company is not willing to relax its structure for those lending opportunities.

The Company has grown its interest rate swap program significantly over the past several years.  The Company’s interest rate swap program consists of back-to-back interest rate swaps with two types of commercial borrowers: (1) traditional commercial loans of a certain minimum size and sophistication, and (2) LIHTC permanent loans.  Most of the growth has been in the latter category as the Company has grown relationships with strong LIHTC developers with many years of experience.  The LIHTC industry is strong and growing with an increased need for affordable housing.  The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent upon the pricing. Swap fee income/capital markets revenue totaled $61.0 million in 2021 as compared to $74.8 million in 2020. Swap fee income relative to the increase in notional amount of the non-hedging interest rate swap contracts was 11.5% in 2021 and 10.6% in 2020.  In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans.  The mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans. Future levels of swap fee income are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

Securities losses, net of gains totaled $88 thousand in 2021 as compared to $2.5 million in securities gains, net of losses in 2020. In 2020, management sold select overvalued securities and utilized the gains to offset the cost of prepaying certain high-cost wholesale funds.

Earnings on BOLI decreased 4% in 2021. There were no purchases of BOLI in 2021 or 2020. Yields on BOLI (based on a simple average and excluding the impact of the federal income tax exemption) were 2.94% for 2021 and 2.87% for 2020. Notably, a small portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity market. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 24% in 2021. These fees improved alongside improving economic conditions and more normalized spending patterns. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 23% in 2021. The fees are generally included in the earnings credit rates which incent the correspondent bank to maintain higher levels of noninterest bearing deposits to offset the correspondent banking fees.  Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund loan growth as well as a steady source of fee income.  The Company now serves 187 banks in Iowa, Illinois, Missouri and Wisconsin.

Other noninterest income increased 31% in 2021 primarily due to equity investment income and gains on disposal of leased assets.

NONINTEREST EXPENSES

The following tables set forth the various categories of noninterest expenses for the years ended December 31, 2021 and 2020.

	Year Ended
	December 31,	December 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$100,907	$96,268	$4,639	4.8%
Occupancy and equipment expense	15,918	16,504	(586)	(3.6)
Professional and data processing fees	14,579	14,644	(65)	(0.4)
Acquisition costs	624	—	624	100.0
Post-acquisition compensation, transition and integration costs	—	214	(214)	(100.0)
Disposition costs	13	690	(677)	(98.1)
FDIC insurance, other insurance and regulatory fees	4,475	4,164	311	7.5
Loan/lease expense	1,671	1,435	236	16.4
Net (income from) and gains/losses on operations of other real estate	(1,420)	(307)	(1,113)	362.5
Advertising and marketing	4,254	3,260	994	30.5
Bank service charges	2,173	2,016	157	7.8
Loss on liability extinguishment	—	3,907	(3,907)	(100.0)
Correspondent banking expense	799	838	(39)	(4.7)
Intangibles amortization	2,032	2,149	(117)	(5.4)
Goodwill impairment	—	500	(500)	(100.0)
Loss on sale of subsidiary	—	158	(158)	(100.0)
Other	7,677	5,315	2,362	44.4
Total noninterest expense	$153,702	$151,755	$1,947	1.3%

Management places strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency. One-time charges relating to acquisitions and separation agreement expenses impacted expense in 2021. In

2020, one-time charges relating to losses on liability extinguishment, dispositions and goodwill impairments impacted expenses.

Salaries and employee benefits, which is the largest component of noninterest expense, increased 5% in 2021 as compared to 2020. This increase was primarily related to increased incentive compensation driven by record financial results, and higher salary costs due to a higher number of FTEs.

Occupancy and equipment expense decreased 4% in 2021 as compared to 2020. This decrease was due to reduced service contract costs.

Professional and data processing fees remained flat in 2021 as compared to 2020. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

Acquisition costs totaled $624 thousand in 2021.  These costs were comprised of primarily legal, accounting and investment banking costs related to the pending acquisition described in Note 24 to the Consolidated Financial Statements.

There were no post-acquisition compensation, transition and integration costs in 2021.  Post-acquisition compensation, transition and integration costs totaled $214 thousand for 2020. These costs were comprised primarily of personnel costs, IT integration, and conversion costs related to the previous mergers/acquisitions as described in Note 2 to the Consolidated Financial Statements.

Disposition costs totaled $13 thousand for 2021 as compared to $690 thousand for 2020. The costs were comprised primarily of legal, accounting, disposal of fixed assets and prepaids, personnel costs and IT deconversion costs related to the sale of the Bates Companies.    See Note 2 to the Consolidated Financial Statements for further discussion.

FDIC insurance, other insurance and regulatory fee expense increased 8% in 2021.  The increase in expense was due to an increase in the asset size of the Company in 2021 as well as FDIC insurance assessment credits applied in 2020.

Loan/lease expense increased 16% in 2021 as compared to 2020. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net income from operations totaled $1.4 million for 2021 as compared to net income of operations of $307 thousand for 2020. The higher amount in 2021 is due primarily to the gain on sale of one commercial OREO property.

Advertising and marketing expense increased 31% in 2021 as compared to 2020. The increase in expense was primarily due to the return to more normal operations during 2021 after improvements in the general environment due to COVID-19 as compared to 2020.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased 8% in 2021 as compared to 2020.   As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses is expected to also increase.

There were no losses on liability extinguishment in 2021.  Losses on liability extinguishment were $3.9 million in 2020. These losses relate to the prepayment of certain FHLB advances.

Correspondent banking expense decreased 5% in 2021 as compared to 2020. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services. In 2021, the Company made a strategic decision to discontinue maintenance of a cash vault to supply correspondents and correspondents were successfully moved to ordering cash directly through the Federal Reserve Bank.  This resulted in a cost savings for the Company.

Intangible amortization expense decreased 5% in 2021 as compared to 2020. These expenses naturally decrease unless there is an addition to intangible assets.

There was no goodwill impairment expense in 2021. Goodwill impairment expense totaled $500 thousand in 2020 related to the Bates Companies.  See Note 6 to the Consolidated Financial Statements for further discussion.

There was no loss on sale of a subsidiary in 2021.  Loss on sale of a subsidiary totaled $158 thousand in 2020 due to the sale of the Bates Companies.  See Note 2 to the Consolidated Financial Statements for further discussion. There was no loss on sale of a subsidiary in 2021.

Other noninterest expense increased 44% in 2021 as compared to 2020.  The increase was due primarily to the write-off of certain fixed assets which resulted in a $1.4 million loss on disposal of fixed assets and $993 of credit card processing expenses.

INCOME TAX EXPENSE

The provision for income taxes was $22.6 million for 2021, or an effective tax rate of 18.6%, compared to $12.7 million for 2020, or an effective tax rate of 17.3%.  Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 14 to the Consolidated Financial Statements for additional details.

FINANCIAL CONDITION AS OF DECEMBER 31, 2021 AND 2020

OVERVIEW

Following is a table that represents the major categories of the Company’s balance sheet.

	As of December 31,
	2021		2020

	(dollars in thousands)

	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$125,152	2%	$157,005	3%
Securities	810,215	13%	838,131	15%
Net loans/leases	4,601,411	75%	4,166,753	73%
Derivatives	222,220	4%	222,757	4%
Other assets	337,134	6%	320,397	6%
Total assets	$6,096,132	100%	$5,705,043	100%

Total deposits	$4,922,772	80%	$4,599,137	81%
Total borrowings	170,805	3%	177,114	3%
Derivatives	225,135	4%	229,270	4%
Other liabilities	100,410	2%	105,729	2%
Total stockholders' equity	677,010	11%	593,793	10%
Total liabilities and stockholders' equity	$6,096,132	100%	$5,705,043	100%

In 2021, total assets increased $391.1 million, or 7%. The Company’s securities portfolio decreased $27.9 million, or 3%, during 2021.  The Company’s loan/lease portfolio increased $434.7 million, or 10%, during 2021. The increase in the loan/lease portfolio was due to traditional commercial lending and SFG. Excluding PPP loans (non-GAAP), the Company’s loan/lease portfolio grew organically $674.0 million, or 16.9%, during 2021, which was funded by deposit growth and excess cash. Deposits grew $323.6 million, or 7%,  during 2021. Borrowings decreased $6.3 million, or 4%, during 2021.

INVESTMENT SECURITIES

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk and maximizing return, while minimizing credit risk. Over the recent years, the Company has continued to change the mix of the portfolio by decreasing U.S government sponsored agency securities, while increasing residential mortgage-backed and related securities and tax-exempt municipal securities. Of the latter, the large majority are privately placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company’s existing markets) that require a thorough underwriting process before investment and are generated by our specialty finance group.

Following is a breakdown of the Company’s securities portfolio by type, the percentage of net unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration as of December 31, 2021 and 2020.

	2021		2020
	Amount	%	Amount	%
	(dollars in thousands)

U.S. treasuries and govt. sponsored agency securities	$23,328	3%	$15,336	2%
Municipal securities	639,601	79%	627,523	75%
Residential mortgage-backed and related securities	94,323	12%	132,842	16%
Asset-backed securities	27,124	3%	40,683	4%
Other securities	25,839	3%	21,747	3%
	$810,215	100%	$838,131	100%

Securities as a % of Total Assets	13.29%		14.69%
Net Unrealized Gains as a % of Amortized Cost	7.17%		6.90%
Duration (in years)	8.2		7.0
Yield on investment securities (tax equivalent)	3.66%		3.74%

At January 1, 2021, the Company adopted ASU 2016-13, which requires an ACL related to HTM securities.  Additionally, ASU 2016-13 replaced the legacy GAAP OTTI model with a credit loss model.  The credit loss model under ASU 2016-13, applicable to AFS debt securities, requires the recognition of credit losses through an allowance account, but retains the concept from the OTTI model that credit losses are recognized once securities become impaired.  See Note 1, “Summary of Significant Accounting Policies” to the consolidated financial statement for a discussion of the impact of the adoption of ASU 2016-13.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities.

The following is a breakdown of the weighted-average yield for each range of maturities by category of debt securities that are not held at fair value:

		Weighted
	Amortized	Average
	Cost*	Yield

	(dollars in thousands)
Municipal securities:
Within 1 year	$2,622	2.08%
After 1 but within 5 years	22,746	3.34%
After 5 but within 10 years	48,402	3.43%
After 10 years	397,763	3.87%
Total	$471,533	3.79%

Other securities:
Within 1 year	$550	2.92%
After 1 but within 5 years	500	4.39%
Total	$1,050	3.62%

Total HTM Securities	$472,583

* Amortized cost above excludes ACL of $198 thousand.

The weighted-average yield is calculated by dividing the total interest for each security per maturity range by the total amortized cost within that maturity range. Yields are not computed on a tax equivalent basis.

There have been no major changes within the tax exempt portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s investment securities.

LOANS/LEASES

Total loans/leases, excluding PPP loans (non-GAAP), grew 16.9% in 2021 over 2020. The mix of loan/lease types within the Company’s loan/lease portfolio is presented in the following tables. Adoption of ASU 2016-13 resulted in a change in loans and lease segments and those segments for prior to 2021 are shown in a separate table.

	As of
	December 31, 2021
	Amount	%

	(dollars in thousands)

C&I - revolving	$248,483	5%
C&I - other *	1,346,602	29%
CRE - owner occupied	421,701	9%
CRE - non-owner occupied	646,500	14%
Construction and land development	918,571	20%
Multi-family	600,412	12%
Direct financing leases	45,191	1%
1-4 family real estate	377,361	8%
Consumer	75,311	2%
Total loans/leases	$4,680,132	100%
Less allowance	(78,721)
Net loans/leases	$4,601,411

	2020
	Amount	%

	(dollars in thousands)

C&I loans*	$1,726,723	41%
CRE loans	2,107,629	50%
Direct financing leases	66,016	1%
Residential real estate loans	252,121	6%
Installment and other consumer loans	91,302	2%
Total loans/leases	$4,243,791	100%
Plus deferred loan/lease origination costs, net of fees	7,338
Less allowance	(84,376)
Net loans/leases	$4,166,753

*Includes PPP loans totaling $28.2 million and $273.1 million at December 31, 2021 and 2020, respectively.

The Company experienced strong loan growth in 2021.  The growth was broad-based with some stronger growth in multi-family and construction related to our increased focus on LIHTC lending.

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

The following tables set forth the remaining maturities by loan/lease type as of December 31, 2021 and 2020. Maturities are based on contractual dates.

	As of December 31, 2021
					Maturities After One Year
	Due in one	Due after one	Due after 5	Due after	Predetermined	Adjustable
	year or less	through 5 years	through 15 years	15 years	interest rates	interest rates
	(dollars in thousands)

C&I - revolving	$198,861	$44,927	$4,695	$—	$10,852	$38,770
C&I - other	320,932	591,103	222,408	212,159	725,568	300,102
CRE - owner occupied	39,959	188,408	163,862	29,472	228,247	153,495
CRE - non-owner occupied	97,300	347,215	156,558	45,427	342,349	206,851
Construction and land development	144,624	159,408	45,608	568,931	161,195	612,752
Multi-family	27,483	67,407	134,919	370,603	67,055	505,874
Direct financing leases	2,514	42,253	424	—	42,677	—
1-4 family real estate	21,190	92,443	113,049	150,679	316,356	39,815
Consumer	8,968	32,787	32,654	902	17,860	48,483
	$861,831	$1,565,951	$874,177	$1,378,173	$1,912,159	$1,906,142

	As of December 31, 2020
				Maturities After One Year
	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates
	(dollars in thousands)

C&I loans	$362,104	$942,702	$421,917	$995,910	$368,709
CRE loans	277,248	866,614	963,767	788,442	1,041,939
Direct financing leases	3,617	61,504	895	62,399	—
Residential real estate loans	19,717	12,335	220,069	200,028	32,376
Installment and other consumer loans	17,671	41,634	31,997	30,975	42,656
	$680,357	$1,924,789	$1,638,645	$2,077,754	$1,485,680

See Note 4 to the Consolidated Financial Statements for additional information on the Company’s loan/lease portfolio.

ALLOWANCE FOR CREDIT LOSSES ON LOANS/LEASES AND OFF-BALANCE SHEET EXPOSURES

On January 1, 2021, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which replaces the incurred loss methodology with the CECL methodology.  Additionally, CECL required an ACL for OBS exposures to be calculated using a current expected credit loss methodology.

The adequacy of the allowance was determined by management based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, historical loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, government guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate ACL was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed quarterly with specific detailed reviews completed on all credits risk-rated less than “fair quality” as described in Note 1 to the Consolidated Financial Statements and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance is monitored by the credit administration staff and reported to management and the Board of Directors.

Changes in the ACL for loans/leases for the years ended December 31, 2021, 2020 and 2019 are presented as follows:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

	(dollars in thousands)

Balance, beginning	$84,376	$36,001	$39,847
Impact of adopting ASU 2016-13	(8,102)	—	—
Reclassification of allowance related to held for sale loans	—	—	(6,122)
Provision	5,702	55,704	6,638
Charge-offs	(4,538)	(8,383)	(5,134)
Recoveries	1,283	1,054	772
Balance, ending	$78,721	$84,376	$36,001

Net charge-offs by segment and their percentage of average loans and leases are as follows:

	Year ended December 31,
	2021		2020
	Amount	% of Average Loans	Amount	% of Average Loans

	(dollars in thousands)

Average amount of loans/leases outstanding, before allowance	$4,456,461		$4,031,567

Net charge-offs:
C&I	$—	0.00%	$(3,550)	0.09%
C&I - Revolving	—	0.00	—	0.00
C&I - Other	(1,697)	0.04	—	0.00
CRE	—	0.00	(1,889)	0.05
CRE owner occupied	3	0.00	—	0.00
CRE non-owner occupied	(1,791)	0.04	—	0.00
Construction and land development	—	0.00	—	0.00
Multi-family	(150)	0.00	—	0.00
Direct financing leases	—	0.00	(1,848)	0.05
Residential real estate	—	0.00	29	0.00
1-4 family real estate	102	0.00	—	0.00
Consumer	278	(0.01)	(71)	0.00
Total net charge-offs	$(3,255)		$(7,329)

Changes in the ACL for OBS exposures for the year ended December 31, 2021:

Year Ended
December 31, 2021
(dollars in thousands)

Balance, beginning (1)	$—
Impact of adopting ASU 2016-13	9,117
Provisions credited to expense	(2,231)
Balance, ending	$6,886

(1)	Prior to the adoption of ASU 2016-13, the Company did not calculate an ACL for OBS exposures, and therefore prior periods have not been shown in this table.

The ACL for OBS exposures totaled $9.1 million at the adoption of CECL on January 1, 2021.  Prior to January 1, 2021, the allowance for OBS exposures was not required.  The Company recorded negative $2.2 million of provision for credit losses related to OBS exposures, specifically unfunded commitments, in 2021 primarily due to increased line of credit usage resulting in lower exposure.  At December 31, 2021, the allowance for OBS exposures was $6.9 million.

The following is a table that reports the criticized and classified loan totals as of December 31, 2021 and 2020.

	As of December 31,
Internally Assigned Risk Rating *	2021	2020

	(dollars in thousands)

Special Mention (Rating 6)	$62,510	$71,481
Substandard (Rating 7)	53,296	66,081
Doubtful (Rating 8)	—	—
	$115,806	$137,562

Criticized Loans **	$115,806	$137,562
Classified Loans ***	$53,296	$66,081

Criticized Loans as a % of Total Loans/Leases	2.47%	3.24%
Classified Loans as a % of Total Loans/Leases	1.14%	1.55%

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

Criticized loans decreased 16% and classified loans decreased 20% in 2021 as compared to 2020.  The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs as of December 31, 2021 and 2020.

	As of December 31,
	2021	2020
ACL on loans/leases / Gross loans/leases	1.68%	1.98%
ACL on loans/leases / NPLs	2,825.21%	574.61%

The following table presents the allowance by type and the percentage of loan/lease type to total loans/leases.

	As of December 31,
	2021
	Amount	%
	(dollars in thousands)

C&I - revolving	3,907	5%
C&I - other	25,982	30%
CRE - owner occupied	8,501	9%
CRE - non-owner occupied	8,549	14%
Construction and land development	16,972	20%
Multi-family	9,339	12%
1-4 family real estate	4,541	8%
Consumer	930	2%
	$78,721	100%

* Included within the C&I – Other segment is an ACL on leases of $1.5 million. Leases represent 1% of to total loans/leases.

	As of December 31,
	2020
	Amount	%
	(dollars in thousands)

C&I loans	35,421	41%
CRE loans	42,161	50%
Direct financing leases	1,764	1%
Residential real estate loans	3,732	6%
Installment and other consumer loans	1,298	2%
	$84,376	100%

% Represents the percentage of the certain type of loan/lease to total loans/leases

Although management believes that the ACL for loans/leases at December 31, 2021 is at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and may require additional increases in the provision for credit losses. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and its leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 4 to the Consolidated Financial Statements for additional information on the Company’s ACL.

NONPERFORMING ASSETS

The table below presents the amounts of NPAs and related ratios.

	As of December 31,
	2021	2020
	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$2,759	$13,940
Accruing loans/leases past due 90 days or more	1	3
Total NPLs	2,760	13,943
OREO	—	20
Other repossessed assets	—	135
Total NPAs	$2,760	$14,098

NPLs to total loans/leases	0.06%	0.33%
NPAs to total loans/leases plus repossessed property	0.06%	0.33%
NPAs to total assets	0.05%	0.25%
Nonccrual loans/leases to total loans/leases	0.06%	0.33%
ACL to nonaccrual loans	2853.24%	605.28%

(1)	Includes government guaranteed portions of loans, if applicable.
(2)	Includes TDRs of $65 thousand, $984 thousand and $747 thousand at December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

The majority of the Company’s NPAs consists of nonaccrual loans/leases. For nonaccrual loans/leases, management thoroughly reviewed these loans/leases and provided specific allowances as appropriate.

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

In 2021, the Company’s NPAs decreased $11.3 million, or 80% as compared to $14.1 million in 2020.   The decrease in NPAs in 2021 was primarily due to several isolated relationships that paid off in 2021 as well as one loan that was charged off to OREO and subsequently sold.

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

Due to the economic impacts of COVID-19, the Company established its LRP for its clients.  The LRP allows borrowers to request the deferral of principal and interest payments for an agreed upon term.  Those deferred payments will be added to the end of the original term of the loan through a three-month extension of the maturity date.  The CARES Act includes provisions that allow financial institutions to elect to not apply GAAP requirements to loan modifications related to COVID-19 that would otherwise be categorized as a TDR, including arrangements that defer or delay payments of principal or interest for up to 90 days.  The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur beginning on March 1, 2020 until the earlier of sixty days after the date on which the national emergency related to COVID-19 is terminated or December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act was established, which extended this relief to the earlier of the first day of the Company’s fiscal year after the date of the national emergency terminates or January 1, 2022. The Company believes that the majority of LRP participants will not be categorized as a TDR by meeting the CARES Act provisions. The Company implemented its LRP offerings to extend qualifying customers’ payments for 90 days.  As of December 31, 2021 there were no Bank modifications of loans to commercial and consumer clients and six m2 modifications of loans and leases totaling $2.4 million representing 0.05% of the total loan and lease portfolio currently on deferral. The Company intends to allow qualifying commercial and consumer clients to defer payments under the new guidance.

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. The regulators clarified that this guidance could continue to be applied through December 31, 2021.

DEPOSITS

Deposits grew $323.6 million, or 7.0%, during 2021, primarily due to an increase in both non-interest bearing and interest bearing deposits.  The table below presents the composition of the Company’s deposit portfolio.

	As of December 31,
	2021		2020
	Amount	%	Amount	%
	(dollars in thousands)

Noninterest bearing demand deposits	$1,268,788	26%	$1,145,378	25%
Interest bearing demand deposits	3,232,633	65%	2,987,469	65%
Time deposits	421,348	9%	460,659	10%
Brokered deposits	3	—%	5,631	—%
	$4,922,772	100%	$4,599,137	100%

The Company has been successful in growing its noninterest-bearing deposit portfolio over the past several years, growing average balances 21% in 2021. Year-end balances can fluctuate a great deal due to large customer and correspondent bank activity. During the year, the Company had significant core deposit growth mostly from its correspondent banking clients.  The outsized deposit growth exceeded the strong loan growth and led to the Company carrying excess liquidity during the year. As a result of strong core deposit growth, the Company reduced its reliance on higher cost CDs and brokered deposits.

The Company’s correspondent bank deposits have grown significantly over the past two years.  The correspondent bank deposit portfolio consists of the following:

●	Noninterest-bearing deposits which represent the correspondent banks’ operating cash used for processing transactions with the Federal Reserve,
●	Money market deposits which represent some excess liquidity, and
●	The correspondent banks’ EBA at the FRB.

The Company has modified the structure and interest rates paid for those correspondent bank deposits on the balance sheet which are the noninterest bearing deposits and the money market deposits.  This has led to more of the correspondent bank portfolio’s excess liquidity to shift to the EBAs at the FRB which is managed by the Company, but is off the Company’s balance sheet.  On average, over the past two years, the correspondent banks’ EBA ranges from $1.3 billion to $1.5 billion which is approximately $1 billion more than pre-pandemic levels.

The Company had total uninsured deposits of $1.9 billion and $1.8 billion as of December 31, 2021 and 2020 respectively. The table below represents the time deposits in FDIC uninsured accounts by maturity:

	As of December 31,	As of December 31,
	2021	2020

	(dollars in thousands)

U.S. Time Deposits in Amounts in Excess of FDIC insurance limit:
One to three months	$61,278	$88,295
Three to six months	45,451	35,977
Six to twelve months	81,290	76,478
Over twelve months	37,038	46,939
	$225,058	$247,690

There were no other time deposits otherwise uninsured. The Company had no deposits by foreign depositors in domestic offices as of December 31, 2021 and 2020.

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

	As of, December 31,
	2021	2020
	(dollars in thousands)

Federal funds purchased	3,800	5,430
	$3,800	$5,430

The Company’s federal funds purchased fluctuates based on the short-term funding needs of the Company’s subsidiary banks. See Note 9 to the Consolidated Financial Statements for additional information on the Company’s short-term borrowings.

FHLB ADVANCES AND OTHER BORROWINGS

As a result of their membership in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. The subsidiary banks can utilize FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provide a less costly source of funds than customer deposits. There was no change in FHLB advances from 2020 to 2021.

	As of December 31,
	2021	2020
	(dollars in thousands)

FHLB Advances	$15,000	$15,000
Weighted Average Interest Rate at Year-End	0.31%	0.29%

See Notes 10 and 11 to the Consolidated Financial Statements for additional information regarding FHLB advances and other borrowings.

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

SUBORDINATED NOTES

The Company had subordinated notes totaling $113.9 million and $118.7 million as of December 31, 2021 and 2020, respectively. The Company prepaid $5.0 million in subordinated debt in 2021 with no gain/loss.

See Note 12 to the Consolidated Financial Statements for additional information regarding the subordinated notes.

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of December 31,
	2021	2020
	(dollars in thousands)

Common stock	$15,613	$15,806
Additional paid in capital	273,768	275,807
Retained earnings	386,077	300,804
AOCI	1,552	1,376
Total stockholders' equity	$677,010	$593,793

TCE / TA ratio (non-GAAP)	9.87%	9.05%

*   TCE/TA ratio is a non-GAAP measure. Refer to the GAAP to Non-GAAP Reconciliations section of this report for more information.

As of December 31, 2021 and 2020, no preferred stock was outstanding.

The following table presents the rollforward of stockholders’ equity for the years ended December 31, 2021 and 2020, respectively.

	For the Year Ended December 31,
	2021	2020

	(dollars in thousands)

Beginning balance	$593,793	$535,351
Impact of adoption of ASU 2016-13	(937)	—
Net income	98,905	60,582
Other comprehensive income, net of tax	176	2,474
Repurchase and cancellation of shares of common stock as a result of a share repurchase program	(14,168)	(3,779)
Common cash dividends declared	(3,781)	(3,779)
Other *	3,022	2,944
Ending balance	$677,010	$593,793

*   Includes primarily common stock issued for options exercised and the employee stock purchase plans, as well as stock-based compensation.

On February 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019. To date, the Company has purchased 394,085 shares under the program and all shares purchased have been retired.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks, cash and due from banks and federal funds sold, which averaged $178.7 million and $398.2 million during 2021 and 2020, respectively. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At December 31, 2021, the subsidiary banks had 31 lines of credit totaling $517.7 million, of which $61.7 million was secured and $456.0 million was unsecured. At December 31, 2021, all of the $517.7 million was available.

At December 31, 2020, the subsidiary banks had 28 lines of credit totaling $743.1 million, of which $287.1 million was secured and $456.0 million was unsecured. At December 31, 2020, all of the $743.1 million was available.

The Company maintains a $25.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2022. At December 31, 2021, the full $25.0 million was available. See Note 11 to the Consolidated Financial Statements for additional information.

Investing activities used cash of $411.8 million during 2021 compared to $704.5 million during 2020. Proceeds from calls, maturities, pay downs, and sales of securities were $195.7 million for 2021 compared to $138.9 million for 2020. Purchases of securities used cash of $173.2 million for 2021 compared to $356.1 million for 2020. The net increase in loans/leases used cash of $433.5 million for 2021 compared to $564.7 million for 2020.

Financing activities provided cash of $299.7 million for 2021 compared to $577.4 million for 2020. Net increases in deposits totaled $323.6 million for 2021 as compared to $716.9 million for 2020. Net short-term borrowings decreased $1.6 million for 2021 and decreased $8.0 million for 2020. In 2021 the Company used $5.0 million to prepay select subordinated notes. In 2020 the Company used $55.3 million to prepay select FHLB advances and $29.2 million to prepay brokered and public time deposits.  Short-term FHLB advances decreased $94.3 million in 2020.

Total cash provided by operating activities was $88.2 million for 2021 compared to $112.2 million for 2020.

Throughout its history, the Company has secured additional capital through various resources, including common and preferred stock and the issuance of trust preferred securities and subordinated notes.

As of December 31, 2021 and 2020, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. See Note 17 to the Consolidated Financial Statements for detail of the capital amounts and ratios for the Company and its subsidiary banks.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2021 and 2020, no amounts had been recorded as liabilities for the banks’ potential obligations under these guarantees.

As of December 31, 2021 and 2020, commitments to extend credit aggregated $1.2 billion and $1.4 billion, respectively. As of December 31, 2021 and 2020, standby letters of credit aggregated $21.7 million and $24.8 million, respectively. Management does not expect that all of these commitments will be funded.

Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 19 to the Consolidated Financial Statements.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The significant fixed and determinable contractual obligations to third parties are deposits without a stated maturity, certificates of deposit, short-term borrowings, subordinated notes, and junior subordinated debentures and totaled $5.1 billion as of December 31, 2021.

The Company’s operating contract obligations represent short and long-term contractual payments for data processing equipment and services, software, and other equipment and professional services and totaled $49.8 million as of December 31, 2021.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Annual Report on Form 10-K. In addition to the risk factors described in that section, there are other factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

●	The strength of the local, state, national and international economies.

●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), acts of war or threats thereof and other adverse events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse events.

●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB, including FASB’s CECL impairment standards.

●	Changes in state and federal laws, regulations and governmental policies concerning the Company’s general business.

●	Changes in the interest rates and prepayment rates of the Company’s assets (including the impact of LIBOR phase-out).

●	Increased competition in the financial services sector and the inability to attract new customers.

●	Changes in technology and the ability to develop and maintain secure and reliable electronic systems.

●	Unexpected results of acquisitions which may include failure to realize the anticipated benefits of the acquisitions and the possibility that transaction costs may be greater than anticipated.

●	The loss of key executives and employees.

●	Changes in consumer spending.

●	The costs, effects and outcomes of existing or future litigation.

●	Unexpected outcomes of existing or new litigation involving the Company.

●	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.

●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

In an attempt to manage the Company’s exposure to changes in interest rates, management monitors the Company’s interest rate risk. Each subsidiary bank has an asset/liability management committee of its board of directors that meets quarterly to review the bank’s interest rate risk position and profitability, and to make or recommend adjustments, as necessary, for consideration by the full board of each bank.

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

Application of the simulation model analysis for select interest rate scenarios at December 31, 2021 and 2020 demonstrated the following:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2021	2020

100 basis point downward shift	(10.0)%	(0.1)%	—%
200 basis point upward shift	(10.0)%	3.1%	2.5%
300 basis point upward shock	(30.0)%	11.6%	10.3%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at December 31, 2021 were well within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Item 8.    Financial Statements

QCR HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QCR Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight

Board (United States) (PCAOB), the Company's internal control over financial reporting as of

December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses on financial instruments in 2021 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses).

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

Allowance for credit losses on loans and leases

As described in Notes 1 and 4 to the consolidated financial statements, the allowance for credit losses on loans and leases (allowance) totaled $78.7 million at December 31, 2021. On January 1, 2021, the

Company adopted ASU 2016-13, which changes the impairment model from an incurred loss model to an expected loss model. Under the expected loss model, the allowance is measured on a collective (pool)

basis when similar risk characteristics exist (general reserve). Loans that do not share similar risk characteristics are evaluated on an individual basis at the balance sheet date (specific reserve). At

December 31, 2021 the general reserve on loans and leases collectively evaluated for impairment totaled $76.2 million and the specific reserve on loans and leases individually evaluated totaled $2.5 million.

The measurement of the general reserve is based on relevant past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability. The Company’s reserve on collectively evaluated loans and leases includes a quantitative allowance based upon estimates of losses over the life of the loans and leases that is calculated using an existing probability of default and loss given default framework, as well as a qualitative component for factors not reflected in the historical loss experience. The qualitative component is determined based on an assessment of internal and external influences on credit quality at the present time (qualitative factors), as well as a projection of the impact in the future (future factors). Qualitative factors of significant influence include the general economic environment in the Company’s markets, both locally and nationally, as well as the impact of economic conditions on certain industries, the impact of the COVID-19 pandemic, and credit quality indicators. The Company’s future factors represent an estimate of forecasted economic conditions. The calculation also contemplates that the Company may not have sufficient information to make reasonable and supportable forecasts for the entire life of the loans and leases, which would result in a reversion to historical credit loss information. The evaluation of these qualitative factors and future factors requires that management make significant judgments, which may significantly impact the estimated allowance.

We identified the implementation of ASU 2016-13 and both the qualitative and future factors, applied to the general reserve of the allowance as critical audit matters because auditing management’s implementation of the new standard as well as auditing management’s determination of the qualitative and future factors required significant auditor judgement as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the implementation of ASU 2016-13 included the following, among others:

●	We obtained an understanding of the relevant controls related to implementation of the new accounting guidance and tested such controls for design and operating effectiveness, including management’s review and approval of the methodology and assumptions in its model.

●	We evaluated the reasonableness of managements assumptions and methodology as well as model selection and validation over the implementation of ASU 2016-13.

●	We tested the completeness and accuracy of the data used in the initial calculations by management by agreeing the data to internal or external sources.

Our audit procedures related to the Company’s qualitative factors and future factors in the general reserve included the following, among others:

●	We obtained an understanding of the relevant controls related to the qualitative and future factors of the general reserve and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of the qualitative and future factors and the underlying data used in determining those factors.

●	We tested management’s process and evaluated the reasonableness of their judgments and assumptions to develop the qualitative and future factors, which included:

o	Testing the accuracy and relevancy of the data inputs used by management as a basis for the adjustments for qualitative and future factors by comparing to internal and external source data.

o	Evaluating the magnitude and directional consistency of the adjustments for such.

o	Evaluating whether management’s conclusions were consistent with Company provided internal data and external, independently sourced data and agreeing the impact to the allowance calculation.

/s/ RSM US LLP

We have served as the Company's auditor since 1993.

Davenport, Iowa

March 11, 2022

QCR Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020

	(dollars in thousands)
Assets
Cash and due from banks	$37,490	$61,329
Federal funds sold	12,370	9,080
Interest-bearing deposits at financial institutions	75,292	86,596

Securities held to maturity, at amortized cost, net of allowance for credit losses	472,385	476,165
Securities available for sale, at fair value	337,830	361,966
Total securities	810,215	838,131

Loans receivable held for sale	3,828	3,758
Loans/leases receivable held for investment	4,676,304	4,247,371
Gross loans/leases receivable	4,680,132	4,251,129
Less allowance for credit losses	(78,721)	(84,376)
Net loans/leases receivable	4,601,411	4,166,753

Bank-owned life insurance	62,424	60,586
Premises and equipment, net	78,530	72,693
Restricted investment securities	19,353	18,103
Other real estate owned, net	—	20
Goodwill	74,066	74,066
Intangibles	9,349	11,381
Derivatives	222,220	222,757
Other assets	93,412	83,548
Total assets	$6,096,132	$5,705,043

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,268,788	$1,145,378
Interest-bearing	3,653,984	3,453,759
Total deposits	4,922,772	4,599,137

Short-term borrowings	3,800	5,430
Federal Home Loan Bank advances	15,000	15,000
Subordinated notes	113,850	118,691
Junior subordinated debentures	38,155	37,993
Derivatives	225,135	229,270
Other liabilities	100,410	105,729
Total liabilities	5,419,122	5,111,250

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 December 2021 and December 2020 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 December 2021 - 15,613,460 shares issued and outstanding December 2020 - 15,805,711 shares issued and outstanding	15,613	15,806
Additional paid-in capital	273,768	275,807
Retained earnings	386,077	300,804
Accumulated other comprehensive income (loss):
Securities available for sale	5,925	9,008
Derivatives	(4,373)	(7,632)
Total stockholders' equity	677,010	593,793
Total liabilities and stockholders' equity	$6,096,132	$5,705,043

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2021, 2020, and 2019

	2021	2020	2019

	(dollars in thousands)
Interest and dividend income:
Loans/leases, including fees	$173,940	$173,967	$190,324
Securities:
Taxable	8,923	7,787	6,607
Nontaxable	16,167	14,900	13,858
Interest-bearing deposits at financial institutions	173	669	3,910
Restricted investment securities	950	1,031	1,174
Federal funds sold	2	19	203
Total interest and dividend income	200,155	198,373	216,076

Interest expense:
Deposits	13,300	23,269	50,875
Short-term borrowings	5	84	363
Federal Home Loan Bank advances	70	1,087	2,894
Other borrowings	—	—	513
Subordinated notes	6,272	4,697	3,564
Junior subordinated debentures	2,275	2,286	2,308
Total interest expense	21,922	31,423	60,517
Net interest income	178,233	166,950	155,559
Provision for credit losses	3,486	55,704	7,066
Net interest income after provision for credit losses	174,747	111,246	148,493

Noninterest income:
Trust department fees	11,206	9,207	9,559
Investment advisory and management fees	4,080	5,318	6,995
Deposit service fees	6,132	6,041	6,812
Gains on sales of residential real estate loans, net	4,397	4,680	2,571
Gains on sales of government guaranteed portions of loans, net	227	224	748
Swap fee income/capital markets revenue	60,992	74,821	28,295
Securities gains (losses), net	(88)	2,484	(30)
Earnings on bank-owned life insurance	1,838	1,904	1,973
Debit card fees	4,216	3,402	3,357
Correspondent banking fees	1,114	903	773
Gain on sale of assets and liabilities of subsidiary	—	—	12,286
Other	6,308	4,814	5,429
Total noninterest income	100,422	113,798	78,768

Noninterest expense:
Salaries and employee benefits	100,907	96,268	92,063
Occupancy and equipment expense	15,918	16,504	15,106
Professional and data processing fees	14,579	14,644	13,381
Acquisition costs	624	—	—
Post-acquisition compensation, transition and integration costs	—	214	3,582
Disposition costs	13	690	3,325
FDIC insurance, other insurance and regulatory fees	4,475	4,164	2,955
Loan/lease expense	1,671	1,435	1,097
Net income from and gains/losses on operations of other real estate	(1,420)	(307)	3,789
Advertising and marketing	4,254	3,260	4,548
Bank service charges	2,173	2,016	2,009
Losses on liability extinguishment	—	3,907	436
Correspondent banking expense	799	838	836
Intangibles amortization	2,032	2,149	2,266
Goodwill impairment	—	500	3,000
Loss on sale of subsidiary	—	158	—
Other	7,677	5,315	6,841
Total noninterest expense	153,702	151,755	155,234
Net income before income taxes	121,467	73,289	72,027
Federal and state income tax expense	22,562	12,707	14,619
Net income	$98,905	$60,582	$57,408

Basic earnings per common share	$6.30	$3.84	$3.65
Diluted earnings per common share	$6.20	$3.80	$3.60

Weighted average common shares outstanding	15,708,744	15,771,650	15,730,016
Weighted average common and common equivalent shares outstanding	15,944,708	15,952,637	15,967,775

Cash dividends declared per common share	$0.24	$0.24	$0.24

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2021, 2020, and 2019

	2021	2020	2019

	(dollars in thousands)

Net income	$98,905	$60,582	$57,408

Other comprehensive income:

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(4,158)	10,657	8,761
Less reclassification adjustment for gains (losses) included in net income before tax	(88)	2,484	(30)
	(4,070)	8,173	8,791

Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	3,427	(6,854)	(3,806)
Less reclassification adjustment for unhedging caplet	—	(649)	—
Less reclassification adjustment for swap termination	—	(792)	—
Less reclassification adjustment for caplet amortization before tax	(697)	(551)	—
	4,124	(4,862)	(3,806)
Unrealized gains on assets held for sale:
Unrealized holding gains arising during the period before tax on securities held for sale	—	—	587
Less realized holding gains on securities sold	—	—	(61)
Unrealized holding losses arising during the period before tax on derivatives held for sale	—	—	(446)
Less reclassification adjustment for caplet ineffectiveness before tax	—	—	422
Less realized holding losses on derivatives sold	—	—	392
	—	—	894

Other comprehensive income, before tax	54	3,311	5,879
Tax expense (benefit)	(122)	837	1,433
Other comprehensive income, net of tax	176	2,474	4,446

Comprehensive income	$99,081	$63,056	$61,854

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2021, 2020, and 2019

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

	(dollars in thousands)

Balance December 31, 2018	$15,718	$270,761	$192,203	$(5,544)	$473,138
Net income	—	—	57,408	—	57,408
Other comprehensive income, net of tax	—	—	—	4,446	4,446
Issuance of 9,400 shares of common stock as a result of the acquisition of the Bates Companies	9	390	—	—	399
Impact of adoption of ASU 2016-13	—	—	—	—	—
Common cash dividends declared, $0.24 per share	—	—	(3,775)	—	(3,775)
Stock-based compensation expense	—	2,469	—	—	2,469
Issuance of common stock under employee benefit plans	101	1,165	—	—	1,266
Balance, December 31, 2019	$15,828	$274,785	$245,836	$(1,098)	$535,351
Net income	—	—	60,582	—	60,582
Other comprehensive income, net of tax	—	—	—	2,474	2,474
Common cash dividends declared, $0.24 per share	—	—	(3,779)	—	(3,779)
Repurchase and cancellation of 100,932 shares of common stock
as a result of a share repurchase program	(101)	(1,843)	(1,835)	—	(3,779)
Stock-based compensation expense	—	2,150	—	—	2,150
Issuance of common stock under employee benefit plans	79	714	—	—	794
Balance, December 31, 2020	$15,806	$275,807	$300,804	$1,376	$593,793
Impact of adoption of ASU 2016-13	—	—	(937)	—	(937)
Net income	—	—	98,905	—	98,905
Other comprehensive income, net of tax	—	—	—	176	176
Repurchase and cancellation of 293,153 shares of common stock
as a result of a share repurchase program	(293)	(4,961)	(8,914)	—	(14,168)
Common cash dividends declared, $0.24 per share	—	—	(3,781)	—	(3,781)
Stock-based compensation expense	—	2,352	—	—	2,352
Issuance of common stock under employee benefit plans	100	570	—	—	670
Balance, December 31, 2021	$15,613	$273,768	$386,077	$1,552	$677,010

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2021, 2020, and 2019

	2021	2020	2019

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$98,905	$60,582	$57,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,359	5,333	5,225
Provision for credit losses	3,486	55,704	7,066
Deferred income taxes	15,272	(14,530)	6,364
Stock-based compensation expense	2,352	2,150	2,469
Deferred compensation expense accrued	4,580	3,821	2,773
(Gains) losses on other real estate owned, net	(1,754)	(317)	3,361
Amortization of premiums on securities, net	1,933	969	1,561
Caplet amortization	697	551	—
Mark to market gains on unhedged derivatives, net	(170)	—	—
Securities (gains) losses, net	88	(2,484)	30
Loans originated for sale	(204,449)	(236,734)	(151,692)
Proceeds on sales of loans	209,003	241,553	152,633
Gains on sales of residential real estate loans	(4,397)	(4,680)	(2,571)
Gains on sales of government guaranteed portions of loans	(227)	(224)	(748)
Loss on liability extinguishment, net	—	3,907	436
Losses (gains) on sales and disposals of premises and equipment	1,059	(19)	753
Amortization of intangibles	2,032	2,149	2,266
Accretion of acquisition fair value adjustments, net	(1,340)	(3,271)	(4,344)
Increase in cash value of bank-owned life insurance	(1,838)	(1,904)	(1,973)
Loss (gain) on sale of subsidiary/certain assets and liabilities of subsidiary	—	158	(12,286)
Goodwill impairment	—	500	3,000
Increase in other assets	(47,006)	(9,445)	(19,152)
Increase in other liabilities	4,633	8,408	23,915
Net cash provided by operating activities	88,218	112,177	76,494

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold	(3,290)	720	16,598
Net decrease (increase) in interest-bearing deposits at financial institutions	11,304	61,295	(69,984)
Proceeds from sales of other real estate owned	4,742	4,477	840
Activity in securities portfolio:
Purchases	(173,204)	(356,127)	(71,963)
Calls, maturities and redemptions	106,442	53,007	25,193
Paydowns	65,410	47,313	50,830
Sales	23,874	38,562	30,055
Activity in restricted investment securities:
Purchases	(1,280)	(4,600)	(5,859)
Redemptions	30	9,749	7,621
Proceeds from the liquidation of bank-owned life insurance	—	10,999	—
Net increase in loans/leases originated and held for investment	(433,544)	(564,748)	(320,368)
Purchase of premises and equipment	(13,981)	(4,268)	(12,429)
Proceeds from sales of premises and equipment	1,726	101	2,562
Purchase of derivatives	—	—	(4,347)
Payment for termination of derivative	—	(808)	—
Net cash (transferred out) transferred in sale of subsidiary	—	(154)	42,587
Net cash used in investing activities	(411,771)	(704,482)	(308,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	323,635	716,898	335,580
Net decrease in short-term borrowings	(1,630)	(7,993)	(14,193)
Activity in Federal Home Loan Bank advances:
Term advances	—	125,000	25,000
Calls and maturities	—	(121,600)	(35,000)
Net change in short-term and overnight advances	—	(94,300)	(52,465)
Prepayments	—	(55,274)	(30,323)
Activity in other borrowings:
Calls, maturities and scheduled principal payments	—	—	(11,937)
Prepayments	—	—	(46,313)
Paydown of revolving line of credit	—	—	(9,000)
Prepayments on brokered and public time deposits	—	(29,153)	—
Prepayments of subordinated notes	(5,000)	—	—
Proceeds from subordinated notes		50,000	63,393
Payment of cash dividends on common stock	(3,793)	(3,779)	(3,767)
Proceeds from issuance of common stock, net	670	1,360	1,926
Repurchase and cancellation of shares	(14,168)	(3,779)	—
Net cash provided by financing activities	299,714	577,380	222,901

Net decrease in cash and due from banks	(23,839)	(14,925)	(9,269)

Cash and due from banks, beginning	61,329	76,254	85,523
Cash and due from banks, ending	$37,490	$61,329	$76,254

QCR Holdings, Inc. and Subsidiaries - Continued

Consolidated Statements of Cash Flows

Years Ended December 31, 2021, 2020, and 2019

	2021	2020	2019
Supplemental disclosure of cash flow information, cash payments for:
Interest	$23,373	$32,178	$59,292
Income/franchise taxes	48,988	24,567	2,719

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized losses on securities available for sale and derivative instruments, net	176	2,474	4,446
Change in retained earnings from adoption of ASU 2016-13	(937)	—	—
Transfers of loans to other real estate owned	2,962	51	1,086
Due to broker for purchases of securities	1,000	—	—
Increase (decrease) in the fair value of back-to-back interest rate swap assets and liabilities	(1,376)	137,752	62,483
Dividends payable	935	947	947
Consideration received on sale of the Bates Companies	—	1,523	—

Supplemental disclosure of cash flow information for sale of subsidiary/certain assets and certain liabilities of subsidiary:
Cash proceeds**	$—	$195	$46,560
Assets Sold:
Cash and due from banks	$—	$349	$3,973
Interest-bearing deposits at financial institutions	—	—	55,291
Securities held to maturity, at amortized cost	—	—	3,243
Securities available for sale, at fair value	—	—	21,874
Loans/leases receivable held for investment, net	—	—	357,931
Premises and equipment, net	—	19	5,612
Restricted investment securities	—	—	675
Other real estate owned, net	—	—	2,134
Other assets	—	2,259	3,228
Total assets sold	$—	$2,627	$453,961
Liabilities Sold:
Noninterest-bearing deposits	$—	$—	$69,802
Interest-bearing deposits	—	—	331,486
Short-term borrowings	—	—	1,158
Federal Home Loan Bank advances	—	—	15,000
Other liabilities	—	946	2,241
Total liabilities sold	$—	$946	$419,687

Net Assets Sold	$—	1,681	34,274

Forgiveness of earn-out consideration	$—	$880	$—
Note receivable consideration	—	448	—
Gain (loss) on sale of subsidiary and certain assets and certain liabilities of subsidiary:	$—	$(158)	$12,286

**Net cash paid at closing totaled $42.6 million for the sale of certain assets and certain liabilities of RB&T in 2019.

**Net cash transferred at closing totaled $154 thousand for the sale of the Bates Companies in 2020.

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

able of Contents

Note 1. Nature of Business and Significant Accounting Policies

Basis of presentation:

The acronyms and abbreviations identified below are used in the Notes to the Consolidated Financial Statements, as well as in the other sections of this Annual Report on Form 10-K (including appendices). It may be helpful to refer back to this page as you read this report.

ACL: Allowance for credit losses AFS: Available for sale	HTM: Held to maturity
Allowance: Allowance for credit losses	Iowa Superintendent: Iowa Superintendent of Banking
AOCI: Accumulated other comprehensive income (loss)	LCR: Liquidity Coverage Ratio
ARRC: Alternative Reference Rate Committee	LIBOR: London Inter-Bank Offered Rate
ASC: Accounting Standards Codification	LIHTC: Low-income housing tax credit
ASC 805: Business Combination Standard	LRP: Loan Relief Program
ASU: Accounting Standards Update	m2: m2 Equipment Finance, LLC
Bates Companies: Bates Financial Advisors, Inc., Bates	MD&A: Management’s Discussion & Analysis
Financial Services, Inc., Bates Securities, Inc. and Bates	Missouri Division of Finance: Missouri Department of
Financial Group, Inc.	Commerce and Insurance
BHCA: Bank Holding Company Act of 1956	NIM: Net interest margin
BOLI: Bank-owned life insurance	NPA: Nonperforming asset
Caps: Interest rate cap derivatives	NPL: Nonperforming loan
CARES Act: Coronavirus Aid, Relief and Economy Security Act CECL: Current Expected Credit Losses CFPB: Bureau of Consumer Financial Protection	NSFR: Net Stable Funding Ratio OBS: Off-balance sheet OREO: Other real estate owned OTTI: Other-than-temporary impairment
CNB: Community National Bank	PCAOB: Public Company Accounting Oversight Board
Community National: Community National Bancorporation COVID-19: Coronavirus Disease 2019 CRA: Community Reinvestment Act	PCD: Purchased credit deteriorated loan PCI: Purchased credit impaired PPP: Paycheck Protection Program
CRBT: Cedar Rapids Bank & Trust Company	Provision: Provision for credit losses
CRE: Commercial real estate	PUD LOC: Public Unit Deposit Letter of Credit
CRE Guidance: Interagency Concentrations in Commercial	QCBT: Quad City Bank & Trust Company
Real Estate Lending, Sound Risk Management Practices	RB&T: Rockford Bank & Trust Company
guidance	ROAA: Return on Average Assets
CSB: Community State Bank	ROACE: Return on Average Common Equity
C&I: Commercial and industrial	ROAE: Return on Average Equity
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	ROU: Right of use
Consumer Protection Act	SBA: U.S. Small Business Administration
DGCL: Delaware General Corporation Law	SEC: Securities and Exchange Commission
DIF: Deposit Insurance Fund	SERPs: Supplemental Executive Retirement Plans
EBA: Excess Balance Account	SFCB: Springfield First Community Bank
EPS: Earnings per share	SFG: Specialty Finance Group
ESG: Environmental, Social and Governance	SOFR: Secured Overnight Financing Rate
Exchange Act: Securities Exchange Act of 1934, as amended	Springfield Bancshares: Springfield Bancshares, Inc.
FASB: Financial Accounting Standards Board	TA: Tangible assets
FDIC: Federal Deposit Insurance Corporation	TCE: Tangible common equity
Federal Reserve: Board of Governors of the Federal Reserve	TDRs: Troubled debt restructurings
System	TEY: Tax equivalent yield
FHLB: Federal Home Loan Bank	The Company: QCR Holdings, Inc.
FRB: Federal Reserve Bank of Chicago	TRBC: Total risk-based capital
FTEs: Full-time equivalents	Treasury: U.S. Department of the Treasury
GAAP: Generally Accepted Accounting Principles	USA Patriot Act: Uniting and Strengthening America by
GFED: Guaranty Federal Bancshares	Providing Appropriate Tools Required to Intercept
Goldman Sachs: Goldman Sachs and Company	and Obstruct Terrorism Act of 2001
Guaranty: Guaranty Bankshares, Ltd.	USDA: U.S. Department of Agriculture
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

The remaining direct subsidiaries of the Company consist of a consolidated subsidiary formed during 2021 for the risk management of insurance and six non-consolidated subsidiaries formed for the issuance of trust preferred securities. See Note 13 to the Consolidated Financial Statements for a listing of these subsidiaries and additional information.

Significant accounting policies:

Accounting estimates: The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance, impairment of goodwill, fair value of financial instruments, and the fair value of securities.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. There was no reserve requirement as of December 31, 2021 and 2020.

Investment securities: Investment securities HTM are those debt securities that the Company has the ability and intent to hold until maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. Such securities are carried at cost, net of ACL, adjusted for amortization of premiums and accretion of discounts.  If the ability or intent to hold to maturity is not present for certain specified securities, such securities are considered AFS as the Company intends to hold them for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other factors. Securities AFS are carried at fair value. Unrealized gains or losses, net of taxes, are reported as increases or decreases in AOCI. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

All debt securities are evaluated to determine whether declines in fair value below their amortized cost require an allowance.  See further discussion in the Allowance section following.

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

Loans receivable, held for investment: Loans that management has the intent and ability to hold for the foreseeable future, or until pay-off or maturity occurs, are classified as held for investment. These loans are reported at amortized cost, net of the ACL.  Amortized cost is the amount of unpaid principal adjusted for charge-offs, any discounts or premiums, and any deferred fees and/or costs on originated loans.  Accrued interest receivable totaled $15 million at December 31, 2021 and was reported in other assets on the consolidated balance sheet.  Interest is credited to earnings as earned based on the principal amount outstanding. Deferred direct loan origination fees and/or costs are amortized as an adjustment of the related loan’s yield. As assets held for and used in the production of services, the origination and collection of these loans are classified as investing activities in the statement of cash flows.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist.  The Company discloses the ACL (also known as the allowance) by portfolio segment, and credit quality information, nonaccrual status, and past due status by class of financing receivable. A portfolio segment is the level at which the Company develops and documents a systematic methodology to determine its ACL. A class of financing receivable is a further disaggregation of a portfolio segment based on risk characteristics and the Company’s method for monitoring and assessing credit risk. See the following information and Note 4 to the Consolidated Financial Statements.

The Company’s portfolio segments are as follows:

●	C&I – revolving
●	C&I - other
●	CRE – owner occupied
●	CRE – non-owner occupied
●	Construction and land development
●	Multi-family
●	1-4 family real estate
●	Consumer

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

The Company’s classes of loans receivable are as follows:

●	C&I – revolving
●	C&I - other
●	CRE – owner occupied
●	CRE – non-owner occupied
●	Construction and land development
●	Multi-family
●	Direct financing leases
●	1-4 family real estate
●	Consumer

Direct financing leases are considered a class of financing receivable within the overall loan/lease portfolio and are included in the C&I – other loan segments for ACL. The accounting policies for direct financing leases are disclosed below.

Generally, for all classes of loans receivable, loans are considered past due when contractual payments are delinquent for 30 days or greater.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Allowance:

Allowance for Credit Losses on Loans and Leases

The ACL on loans/leases is measured on a collective (pool) basis when similar risk characteristics exist.  The Company has identified the eight portfolio segments at which the allowance will be measured.  For all portfolio segments, the allowance is established as losses are estimated to have occurred through a provision that is charged to earnings. Credit losses on loans and leases, for all portfolio segments, are charged against the allowance when management believes the uncollectability of a loan/lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts.  The methodologies apply historical loss information adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions that are expected to exist through the contractual lives of the financial assets and that are reasonable and supportable – to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed.  The Company will immediately and fully revert back to average historical losses when it can no longer develop reasonable and supportable forecasts.

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

Collateral for C&I loans generally includes accounts receivable, inventory and equipment. The Company’s lending policy specifies approved collateral types and corresponding maximum advance percentages. The value of collateral pledged on loans must exceed the loan amount by a margin sufficient to absorb potential erosion of its value in the event of foreclosure and cover the loan amount plus costs incurred to convert it to cash.

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

CRE is segmented into the following categories generally based on source of repayment: Owner occupied CRE, non-owner occupied CRE and multi-family.  CRE loans are also embedded in the following segments: construction and land development and 1-4 family real estate.  The Company is an active lender of LIHTC project loans which includes both the construction and permanent loan. CRE loans are subject to underwriting standards and processes similar

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

to C&I loans, in addition to those standards and processes specific to real estate loans. Collateral for CRE loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower. The Company’s lending policy specifies maximum loan-to-value limits based on the category of CRE (CRE loans on improved property, raw land, land development, and commercial construction). These limits are the same limits, or in some situations, more conservative than those established by regulatory authorities.

Multi-family loans are typically repaid from rental income. LIHTC permanent loans are included in multi-family loans and the maximum term is generally up to 20 years.

The Company’s lending policy also includes guidelines for real estate appraisals, including minimum appraisal standards based on certain transactions. In addition, the Company often takes personal guarantees to help assure repayment.

Construction loans include any loans to finance the construction of any new residential property, CRE property, low-income housing project or major rehabilitation or expansion of existing commercial structures.  Construction lending carries a higher degree of risk because of the difficulty of protecting the bank against various factors.  The following components are evaluated when underwriting these types of loans:

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

Qualitative Factors:

The Company’s allowance methodology also has a qualitative component, the purpose of which is to take into consideration changes in current conditions that are not reflected in the quantitative analysis performed in determining its base credit loss rates.

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

The Company also provides for unique circumstances with qualitative adjustments as needed.  The Company has been providing a separate qualitative allocation for the COVID-19 pandemic since the second quarter of 2020. The qualitative adjustments are based on the current conditions and applied as a percentage adjustment in addition to the calculated historical loss rates.  The adjustment amount can be either positive or negative.  These adjustments reflect the extent to which the Company expects current conditions to differ from the conditions that existed for the period over which historical information was evaluated.

Economic forecasting:

The Company uses reasonable and supportable forecasts over the contractual term of the financial assets for each entity.  This measurement is based upon relevant past events, historical experience and current conditions to determine the forecasted data which requires significant judgement.  When management no longer has sufficient information to make a reasonable and supportable forecast, the data will then immediately revert back to the average historical performance for each entity.  These forecasted adjustments are added to the qualitative adjustments and applied as a percentage adjustment in addition to the historical loss rates.

It is expected that actual economic conditions will, in many circumstances, turn out differently than forecasted because the ultimate outcomes during the forecast period may be affected by events that were unforeseen, such as, but not limited to, economic disruption and fiscal or monetary policy actions, which are exacerbated by longer forecasting periods.  This uncertainty would be relevant to the entity’s confidence level as to the outcomes being forecasted.  That is, an entity is likely less confident in the ultimate outcome of events that will occur at the end of the forecast period as compared to the beginning.  As a result, actual future economic conditions may not be an effective indicator of the quality of the Company’s forecasting process, including the length of the forecast period.

Loans are determined to no longer share similar risk characteristics with other assets in the segmented pool when their scheduled payments of principal and interest according to the contractual terms of the loan agreement, have a greater probability of uncollectability based on current information and events.  Such events include past due status of 90 days or more, non-accrual status or classification of a substandard or doubtful risk rating.

Factors considered by management in determining risk rating and non-accrual status include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not considered low quality.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Allowances for these low quality loans with outstanding principal balances greater than $250,000 are measured on a case-by-case basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Low quality loans with principal balances equal to or less than $250,000 are placed into a unique pool and have the overall effective loss rate for that period applied to this low quality pool.  However, should an asset within the low quality pool no longer have the same risk characteristic of the unique pool, it will be removed and individually analyzed as described above.

Some loans that are determined to no longer share risk characteristics with other assets in the segmented pool, may be deemed collateral dependent.  A financial asset is collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral.  When it is determined that foreclosure is probable, the collateral’s fair value is used to estimate the financial assets expected credit losses for the current reporting period.  This fair value is then reduced by the present value of estimated costs to sell.  If it is determined that the asset is collateral-dependent but foreclosure is not probable, an institution can elect to apply the practical expedient to use the collateral’s fair value to estimate the asset’s expected credit loss.  The Company is choosing to utilize the practical expedient.  When using the practical expedient on a collateral dependent loan where repayment is reliant upon the sale of the collateral, the fair value of that collateral will be adjusted for estimated costs to sell.  However, if the repayment is dependent on the operations of the company, the fair market value less estimated cost to sell cannot be used.  Thus, the net present value of the cash-flow will be utilized.

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

7.	Substandard – loans which are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if applicable. These loans have a well-defined weakness or weaknesses which jeopardize repayment according to the contractual terms. There is distinct loss potential if the weaknesses are not corrected. Includes loans with insufficient cash flow coverage which are collateral dependent, OREO, and repossessed assets.
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

For term C&I and CRE loans equal to or greater than $1,000,000, the subsidiary banks with an asset size of $1.0 billion or less as of the most recent fiscal year-end require a term loan review within 15 months of the most recent credit review. For the subsidiary banks with an asset size of over $1.0 billion as of the most recent fiscal year-end, a term loan review is required within 15 months of the most recent credit review for term C&I and CRE loans of $2.0 million or more. A credit review encompasses any new debt issuances or renewed debt facilities that are part of the borrower’s credit relationship. The term loan/credit review is completed in enough detail to, at a minimum, validate the risk rating. Additionally, the review shall include an analysis of debt service requirements, covenant compliance, if applicable, and collateral adequacy. The frequency of the review is generally accelerated for loans with poor risk ratings.

The Company’s Loan Quality area performs a documentation review of a sampling of C&I and CRE loans, the primary purpose of which is to ensure the credit is properly documented and closed in accordance with approval authorities and conditions. A review is also performed by the Company’s Internal Audit Department of a sampling of C&I and CRE loans for proper documentation, according to an approved schedule. Validation of the risk rating is also part of Internal Audit’s review (performed by Internal Loan Review). Additionally, the Company has contracted an independent outside third party to review a sampling of C&I and CRE loans. Validation of the risk rating is part of this review as well.

The Company leases machinery and equipment to C&I customers under direct financing leases. All lease requests are subject to the credit requirements and criteria as set forth in the lending/leasing policy. In all cases, a formal independent credit analysis of the lessee is performed.  Direct financing leases are included in the C&I-other segment and allowance is established in the same manner as C&I loans.

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

Allowance for Credit Losses on Off-Balance Sheet Exposures

The Company estimates expected credit losses over the contractual term of the loan for the unfunded portion of the loan commitment that is not unconditionally cancellable by the Company.  Management uses an estimated average utilization rate to determine the exposure of default.  The allowance on OBS exposures is calculated using probability of default and loss given default using the same segmentation and qualitative factors used for loans and leases.  The allowance for OBS exposures is recorded in the Other Liabilities section of the consolidated balance sheet.  The Company recorded an ACL on OBS exposures upon adoption of ASU 2016-13.  See Note 4.

Allowance for Credit Losses on Held to Maturity Debt Securities

The Company measures expected credit losses on held to maturity debt securities on a collective basis based on security type.  The estimate of expected credit losses considers historical credit information from external sources.  The Company’s held to maturity debt securities consist primarily of investment grade obligations of states and political subdivisions.  The Company recorded an ACL on HTM debt securities upon adoption of ASU 2016-13.  See Note 3.

Allowance for Credit Losses on Available for Sale Debt Securities

Available for sale debt securities in unrealized loss positions are evaluated for credit related loss at least quarterly.  The decline in fair value of an available for sale debt security due to credit loss results in recording an ACL to the extent the fair value is less than the amortized cost basis.  Declines in fair value that have not been recorded through an ACL, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes.  Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally considered to not be related to credit when the fair value of the security is below the carrying value primarily due to the changes in risk-free interest rates, there has not been significant deterioration in the financial condition of the issues, and the Company does not intend to sell nor does it believe it will be required to sell the security before the recovery of its cost basis.   The Company did not record an ACL on AFS debt securities upon adoption of ASU 2016-13.  See Note 3.

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

OREO: Real estate acquired through, or in lieu of, loan foreclosures, is held for sale and initially recorded at fair value less costs to sell, establishing a new cost basis. Any write down to fair value taken at the time of foreclosure is charged to the allowance. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Subsequent write-downs to fair value are charged to earnings.

Goodwill: The Company has recorded goodwill from various business combinations. The goodwill is not being amortized, but is evaluated at least annually for impairment.  The Company’s most recent analysis was performed as of November 30, 2021 and it was determined no goodwill impairment existed.  See further information in Note 6 to the Consolidated Financial Statements.

Core deposit intangible: The Company has recorded a core deposit intangible from historical acquisitions. The core deposit intangible was the portion of the acquisition purchase price which represented the value assigned to the existing deposit base at acquisition. See Notes 2 and 6 to the Consolidated Financial Statements for additional information. The core deposit intangibles have a finite life and are amortized over the estimated useful life of the deposits (estimated to be 10 years).

Customer list intangible: The Company had recorded a customer list intangible from the Bates Companies acquisition.  The customer list intangible was the portion of the acquisition purchase price which represented the value assigned to the existing customer base at acquisition.  See Notes 2 and 6 to the Consolidated Financial Statements for addition information.  The customer list intangible had a finite life and was to be amortized over the estimated useful life

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

(estimated to be fifteen years). With the sale of the Bates Companies in August 2020, the remaining balance of the customer list intangible was written off.

Swap transactions: The Company offers a loan swap program to certain commercial loan customers including C&I, CRE, and multi-family which includes LIHTC permanent loans. Through this program, the Company originates a variable rate loan with the customer. The Company and the swap customer will then enter into a fixed interest rate swap. Separately, an identical offsetting swap is entered into by the Company with a counterparty. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities.

Additionally, the Company receives an upfront, non-refundable fee from the counterparty, dependent upon the pricing, that is recognized upon receipt from the counterparty. This upfront, non-refundable fee is recorded as noninterest income and classified as swap fee income/capital markets revenue.

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

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market (although this type of derivative is negligible); (2) interest rate caps to manage the interest rate risk of certain variable rate deposits and short-term fixed rate liabilities; and (3) interest rate swaps on variable rate trust preferred securities and floating rate loans.

Interest rate caps and interest rate swaps are valued by a third party monthly and corroborated by the transaction counterparty. The Company uses the hypothetical derivative method to assess and measure effectiveness in accordance with ASC 815, Derivative and Hedging.

Preferred stock: The Company currently has 250,000 shares of preferred stock authorized, but none outstanding as of December 31, 2021 and 2020. Should the Company have preferred stock outstanding in the future, dividends declared on those shares would be deducted from net income to arrive at net income available to common stockholders. Net income available to common stockholders would then be used in the earnings per share computation.

Stock-based compensation plans: The Company accounts for stock-based compensation with measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation over the requisite service period for awards expected to vest.

As discussed in Note 16 to the Consolidated Financial Statements, during the years ended December 31, 2021, 2020, and 2019, the Company recognized stock-based compensation expense for the grant-date fair value of stock based awards that are expected to vest over the requisite service period of $2.4 million, $2.2 million and $2.5 million, respectively. As required, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2021	2020	2019
Dividend yield	0.55%	0.60% to 0.81%	0.67%
Expected volatility	23.57%	25.49% to 25.70%	28.28%
Risk-free interest rate	1.62%	0.79% to 1.31%	2.90%
Expected life of option grants	6.25 years	6.25 years	6.25 years
Weighted-average grant date fair value	$10.85	$10.07	$11.29

The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2021	2020	2019
Dividend yield	0.49% to 0.61%	0.55% to 0.81%	0.69% to 0.75%
Expected volatility	37.51% to 38.65%	24.59% to 36.38%	20.15% to 21.06%
Risk-free interest rate	0% to 0.06%	0.15% to 1.65%	2.02 % to 2.46%
Expected life of purchase grants	3 to 6 months	3 to 6 months	3 to 6 months
Weighted-average grant date fair value	$7.67	$6.03	$4.81

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

As of December 31, 2021, there was $382 thousand of unrecognized compensation cost related to stock options granted, which is expected to be recognized over a weighted average period of 1.98 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 367,998 options that were in-the-money at December 31, 2021. The aggregate intrinsic value at December 31, 2021 was $11.6 million on options outstanding and $10.8 million on options exercisable. During the years ended December 31, 2021, 2020 and 2019, the aggregate intrinsic value of options exercised under the Company’s stock-based compensation was $419 thousand, $270 thousand, and $303 thousand, respectively, and determined as of the date of the option exercise.

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

As of December 31, 2021, there was $2.7 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 1.7 years.

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

Earnings per share: See Note 18 to the Consolidated Financial Statements for a complete description and calculation of basic and diluted earnings per share.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Correspondent banking fees: This is a contract between the Company and its correspondent banks for corresponding banking services. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans. Correspondent banking fee income is tied to transaction activity and revenue is recognized monthly as earned for services provided.

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

On March 27, 2020, the CARES Act, a stimulus package designed in response to the economic disruption created by COVID-19, was signed into law.  The CARES Act includes provisions that, if elected, temporarily delay the required implementation date of ASU 2016-13.  Section 4014 of the CARES Act stipulates that no insured depository institution, bank holding company, or affiliate will be required to comply with ASU 2016-13, beginning on the date of the CARES Act’s enactment and continuing until the earlier of: (1) the date on which the national emergency related to the COVID-19 outbreak is terminated or (2) December 31, 2020.

On December 27, 2020, the Consolidated Appropriations Act was established, which extended this relief to the earlier of the first day of the Company’s fiscal year after the date of the national emergency terminates or January 1, 2022. Based upon guidance from regulators it was determined the Company could adopt ASU 2016-13 on January 1, 2021, which the Company did on January 1, 2021.

Results for reporting periods beginning after December 31, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP, which includes a change in terminology from “Allowance for estimated losses on loans/leases” to “Allowance for credit losses.”  The Company adopted the standard using a modified retrospective approach and recorded an after-tax decrease to retained earnings of $937 thousand as of January 1, 2021 due to the adoption of ASU 2016-13. This transition adjustment included an $8.1 million decrease in the allowance related to loans and leases, established an ACL on held to maturity debt securities of $183 thousand and established an ACL on OBS credit exposures of $9.1 million.  The Company did not record an ACL on available for sale securities upon adoption of ASU 2016-13.

The Company elected to not measure an ACL on accrued interest as such accrued interest is written off in a timely manner when deemed uncollectible.  Any such write-off of accrued interest will reverse previously recognized interest income.  The Company elected not to include accrued interest within the presentation and disclosures of the carrying amount of financial assets held at amortized cost.  This election is applicable to the various disclosures included within the financial statements and notes included on the following pages of this Form 10-K.

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

The following table illustrated the impact of ASU 2016-13 as of January 1, 2021:

	As Reported	Pre-	Impact of
	Under	ASU 2016-13	ASU 2016-13
	ASU 2016-13	Adoption	Adoption

	(dollars in thousands)
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

*Loan segmentation under ASU 2016-13 follows different methodology where that segmentation is collateral driven, causing certain segments to contain commercial and non-commercial borrowers, whereas pre-ASU 2016-13 segments were borrower driven.

Further discussion contained in this report regarding the loan and lease portfolio as well as ACL on HTM securities and OBS exposures is only relevant for the year 2021 and forward.  Discussion in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 is still applicable for years prior to 2021.

Pending accounting developments:

In March 2020, the FASB issued ASU 2020-4, “Reference Rate Reform,” which provides optional expedients and exceptions for applying GAAP to loan and lease arrangements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks.  ASU 2020-04 is effective March 12, 2020 through December 31, 2022.  An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.

Management has assessed the impacts of ASU 2020-4 and the related opportunities and risks involved in the LIBOR transition.  Specifically, management has identified all of the financial instruments with LIBOR exposure which includes certain commercial loans, interest rate swaps, interest rate caps, and certain securities.  In all cases, management has determined a plan of transition from LIBOR to a different index.  The transition will happen prior to the expiration of published LIBOR rates on June 30, 2023.  Management expects the transition to have a minimal impact to the Company’s financial statements.

Risks and uncertainties:

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic.  Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses.  COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates.  On March 27, 2020, the CARES Act was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

19 pandemic. The extent to which COVID-19 will continue to affect business operations, financial condition, credit quality, and results of operations will depend on future developments that cannot be predicted, including the duration and scope of the pandemic.

In the past year, the United States economy began to rebound from severe disruptions caused by the onset of the pandemic in March 2020.  Economic conditions have begun to normalize with the availability of vaccines and treatments, increasing workforce employment and participation, the lessening of business and education restrictions, and demand for services beginning to return.  The financial conditions of households and businesses was bolstered significantly by government stimulus, which contributed to the economic recovery but also brought about growing pains as evidenced by supply chain problems and rising prices.  Although current economic conditions are more favorable than the prior year, the outlook for continued growth is characterized by elevated uncertainty with potential for unevenness across markets and sectors.  Although household and business credit and liquidity is strong currently, further pandemic-related disruptions could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans; declines in assets under management, affecting wealth management revenues; negative impacts on regional economic conditions resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations, and deposit availability; and impacts on the implementation of our growth strategy.  While the recovery this past year has been strong, the pace of growth in the United States and globally could decline as a result of rising inflation, the pervasiveness of supply chain challenges across industries, and the persistence of the virus in variant forms.

Overall, we believe that the economic impact from COVID-19 will continue for some time and could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital.  Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity, and any recession that has occurred or may occur in the future.  There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, nor are there historical indicators to rely on in terms of how markets will react, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

Note 2. Sales/Mergers/Acquisitions

Sale of the Bates Companies

On August 12, 2020, the Company sold all of the issued and outstanding capital stock of the Bates Companies.  The aggregate consideration paid to the Company was a $500 thousand note receivable, less imputed interest of $52 thousand, plus cancellation of all future amounts otherwise to become payable to the purchaser by the Company under an earn-out agreement entered into between the same parties in 2018 with a non-discounted value of approximately $880 thousand at the sale date.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Sale of Assets and Liabilities of Rockford Bank & Trust Company

On November 30, 2019, the Company sold substantially all of the assets and transferred substantially all of the deposits and certain other liabilities of the Company’s wholly-owned subsidiary, RB&T, to IB&T, a wholly-owned subsidiary of Heartland Financial USA, Inc., for a cash payment.  The cash payment amount was determined substantially by the following formula: (1) the “Purchase Price Premium”, plus (2) the aggregate net book value of the acquired assets, minus (3) the aggregate book value of the assumed liabilities.  The Purchase Price Premium was equal to: (A) 8% of RB&T’s tangible assets, multiplied by (B) 0.345.  The Purchase Price Premium totaled $12.5 million and the total payment by IB&T to the Company at closing was $46.6 million.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Sales/Mergers/Acquisitions (continued)

The Company retained certain assets, mainly comprised of BOLI, and certain liabilities, mainly comprised of deferred compensation and income tax accruals. These assets and liabilities totaling $12.0 million and $5.0 million, respectively, as of December 31, 2019, were liquidated in 2020.

Disposition costs in 2019 related to the sale totaled $3.3 million and were comprised primarily of legal and accounting costs, costs in connection with the disposal of fixed assets and prepaids, personnel costs and IT deconversion costs related to the sale of RB&T.

Note 3. Investment Securities

The amortized cost and fair value of investment securities as of December 31, 2021 and 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost*	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2021:
Securities HTM:
Municipal securities	$471,533	$49,715	$—	$521,248
Other securities	1,050	—	(1)	1,049
	$472,583	$49,715	$(1)	$522,297

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$23,370	$254	$(296)	$23,328
Residential mortgage-backed and related securities	92,431	2,672	(780)	94,323
Municipal securities	163,253	5,228	(215)	168,266
Asset-backed securities	26,372	752	—	27,124
Other securities	24,568	251	(30)	24,789
	$329,994	$9,157	$(1,321)	$337,830

* HTM securities shown on the balance sheet of $472.4 million represent amortized cost of $472.6 million, net of allowance for credit losses of $198 thousand as of December 31, 2021.

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2021 and 2020, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2021:
Securities HTM:
Other securities	$1,049	$(1)	$—	$—	$1,049	$(1)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$9,802	$(156)	$3,035	$(140)	$12,837	$(296)
Residential mortgage-backed and related securities	5,363	(67)	19,406	(713)	24,769	(780)
Municipal securities	13,287	(211)	1,001	(4)	14,288	(215)
Other securities	4,528	(30)	—	—	4,528	(30)
	$32,980	$(464)	$23,442	$(857)	$56,422	$(1,321)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2020:
Securities HTM:
Municipal securities	$8,407	$(248)	$—	$—	$8,407	$(248)

Securities AFS:
U.S. govt. sponsored agency securities	$3,199	$(47)	$—	$—	$3,199	$(47)
Residential mortgage-backed and related securities	37,549	(338)	—	—	37,549	(338)
Municipal securities	10,110	(48)	—	—	10,110	(48)
Asset-backed securities	6,884	(52)	9,945	(39)	16,829	(91)
	$57,742	$(485)	$9,945	$(39)	$67,687	$(524)

At December 31, 2021, the investment portfolio included 622 securities. Of this number, 42 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 0.17% of the total aggregate amortized cost. Of these 42 securities, 13 securities had an unrealized loss for 12 months or more.

On January 1, 2021, the Company adopted ASU 2016-13, which replaced the legacy GAAP OTTI model with a credit loss model.  ASU 2016-13 requires an allowance on lifetime expected credit losses on held to maturity debt securities.  The following table presents the activity in the allowance for credit losses held to maturity securities by major security type for the year ended December 31, 2021.

	Year Ended December 31, 2021
	Municipal	Other
	securities	securities	Total

	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$—	$—	$—
Impact of adopting ASU 2016-13	182	1	183
Provision for credit loss expense	16	(1)	15
Balance, ending	$198	$—	$198

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

The credit loss model under ASU 2016-13, applicable to AFS debt securities, requires the recognition of credit losses through an allowance account, but retains the concept from the OTTI model that credit losses are recognized once securities become impaired.  See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in this Form 10-K, for a discussion of the impact of the adoption of ASU 2016-13.

All sales of securities for the years ended December 31, 2021, 2020 and 2019, respectively, were from securities identified as AFS. Information on proceeds received, as well as the gains and losses from the sale of those securities are as follows:

	2021	2020	2019

	(dollars in thousands)

Proceeds from sales of securities	$23,874	$38,562	$30,055
Gross gains from sales of securities	—	2,553	176
Gross losses from sales of securities	(88)	(69)	(206)

The amortized cost and fair value of securities as of December 31, 2021, by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$2,636	$2,651
Due after one year through five years	23,246	23,800
Due after five years	446,701	495,846
	$472,583	$522,297
Securities AFS:
Due in one year or less	$5,873	$5,943
Due after one year through five years	5,600	5,764
Due after five years	199,718	204,676
	211,191	216,383
Residential mortgage-backed and related securities	92,431	94,323
Asset-backed securities	26,372	27,124
	$329,994	$337,830

Portions of the U.S. government sponsored agencies and municipal securities contain call options, at the discretion of the issuer, to terminate the security at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$278,699	$289,939

Securities AFS:
Municipal securities	158,262	163,070
Other securities	24,568	24,789
	$182,830	$187,859

As of December 31, 2021 and 2020, investment securities with a carrying value of $246.5 million and $212.8 million, respectively, were pledged on public deposits, FHLB advances, customer repurchase agreements, derivative liabilities, in connection with a Goldman Sachs cash management program and for other purposes as required or permitted by law.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

As of December 31, 2021, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 113 issuers with fair values totaling $114.5 million and revenue bonds issued by 165 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $575.0 million. The Company held investments in general obligation bonds in 20 states, including seven states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 25 states, including 13 states in which the aggregate fair value exceeded $5.0 million.

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

Both general obligation and revenue bonds are diversified across many issuers.  As of December 31, 2021 and 2020, the Company held revenue bonds of two issuers, located in Ohio, the aggregate book or market value of which exceeded 5% of the Company’s stockholders’ equity.  The issuers’ financial condition is strong and the source of repayment is diversified.  The Company monitors the investment and concentration closely. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services (water, sewer, education, medical facilities).

The Company’s municipal securities are owned by each of the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. Each charter is monitored individually and as of December 31, 2021, all were within policy limitations approved by the charter’s board of directors. Policy limits are calculated as a percentage of total risk-based capital.

As of December 31, 2021, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credits ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable

The composition of the loan/lease portfolio as of December 31, 2021 and 2020 is presented as follows:

December 31, 2021
(dollars in thousands)

C&I:
C&I - revolving	$248,483
C&I - other *	1,346,602
1,595,085

CRE - owner occupied	421,701
CRE - non-owner occupied	646,500
Construction and land development	918,571
Multi-family	600,412
Direct financing leases**	45,191
1-4 family real estate***	377,361
Consumer	75,311
4,680,132
Allowance for credit losses	(78,721)
$4,601,411
** Direct financing leases:
Net minimum lease payments to be received	$49,362
Estimated unguaranteed residual values of leased assets	165
Unearned lease/residual income	(4,336)
45,191
Plus deferred lease origination costs, net of fees	568
45,759
Less allowance for credit losses	(1,546)
$44,213

December 31, 2020
(dollars in thousands)

C&I loans*	$1,726,723
CRE loans
Owner-occupied CRE	496,471
Commercial construction, land development, and other land	541,455
Other non owner-occupied CRE	1,069,703
2,107,629

Direct financing leases **	66,016
Residential real estate loans ***	252,121
Installment and other consumer loans	91,302
4,243,791
Plus deferred loan/lease origination costs, net of fees	7,338
4,251,129
Less allowance	(84,376)
$4,166,753
** Direct financing leases:
Net minimum lease payments to be received	$72,940
Estimated unguaranteed residual values of leased assets	239
Unearned lease/residual income	(7,163)
66,016
Plus deferred lease origination costs, net of fees	1,072
67,088
Less allowance	(1,764)
$65,324

*   Includes equipment financing agreements outstanding at m2, totaling $225.1 million and $171.5 million as of December 31, 2021 and 2020, respectively and PPP loans totaling $28.2 million and $273.1 million as of December 31, 2021 and December 31, 2020, respectively.

**

Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors and management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The majority of leases with residual values contain a lease options rider which requires the lessee to pay the residual

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal.

At December 31, 2021, the Company had two leases remaining with residual values totaling $165 thousand that were not protected with a lease end options rider. At December 31, 2020, the Company had three leases remaining with residual values totaling approximately $239 thousand that were not protected with a lease end options rider. Management has performed specific evaluations of these unguaranteed residual values and determined that the valuations are appropriate. There were no losses related to unguaranteed residual values during the years ended December 31, 2021, 2020, and 2019.

***Includes residential real estate loans held for sale totaling $3.8 million as of December 31, 2021 and 2020.

Changes in accretable yield for the loans acquired in mergers and acquisitions are as follows:

	For the year ended December 31, 2021
	PCI	Performing
	Loans	Loans	Total

	(dollars in thousands)

Balance at the beginning of the period	$—	$(3,139)	$(3,139)
Accretion recognized	—	1,606	1,606
Balance at the end of the period	$—	$(1,533)	$(1,533)

	For the year ended December 31, 2020
	PCI	Performing
	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(57)	$(6,378)	$(6,435)
Reclassification of nonaccretable discount to accretable	(530)	—	(530)
Reclassification of nonaccretable discount to allowance	—	353	353
Accretion recognized	587	2,886	3,473
Balance at the end of the period	$—	$(3,139)	$(3,139)

	For the year ended December 31, 2019
	PCI	Performing
	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(667)	$(10,127)	$(10,794)
Reclassification of nonaccretable discount to accretable	(275)	—	(275)
Accretion recognized	885	3,749	4,634
Balance at the end of the period	$(57)	$(6,378)	$(6,435)

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2021 and 2020 is presented as follows:

	2021
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$248,483	$—	$—	$—	$—	$248,483
C&I - other	1,337,034	859	7,308	1	1,400	1,346,602
CRE - owner occupied	421,701	—	—	—	—	421,701
CRE - non-owner occupied	646,500	—	—	—	—	646,500
Construction and land development	918,498	—	—	—	73	918,571
Multi-family	600,412	—	—	—	—	600,412
Direct financing leases	44,174	10	160	—	847	45,191
1-4 family real estate	374,912	1,325	716	—	408	377,361
Consumer	75,272	8	—	—	31	75,311
	$4,666,986	$2,202	$8,184	$1	$2,759	$4,680,132

As a percentage of total loan/lease portfolio	99.72%	0.05%	0.17%	0.00%	0.06%	100.00%

	2020
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I	$1,720,058	$1,535	$323	$—	$4,807	$1,726,723
CRE
Owner-occupied CRE	496,459	—	—	—	12	496,471
Commercial construction, land development, and other land	541,455	—	—	—	—	541,455
Other non-owner occupied CRE	1,062,215	—	—	—	7,488	1,069,703
Direct financing leases	64,918	501	191	—	406	66,016
Residential real estate	249,364	1,512	223	—	1,022	252,121
Installment and other consumer	91,047	43	4	3	205	91,302
	$4,225,516	$3,591	$741	$3	$13,940	$4,243,791

As a percentage of total loan/lease portfolio	99.57%	0.08%	0.02%	0.00%	0.33%	100.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

NPLs by classes of loans/leases as of December 31, 2021 and 2020 is presented as follows:

	2021
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	1	1,130	270	1,401	50.77
CRE - owner occupied	—	—	—	—	-
CRE - non-owner occupied	—	—	—	—	-
Construction and land development	—	73	—	73	2.64
Multi-family	—	—	—	—	-
Direct financing leases	—	115	732	847	30.69
1-4 family real estate	—	408	—	408	14.78
Consumer	—	31	—	31	1.12
	$1	$1,757	$1,002	$2,760	100.00%

The Company did not recognize any interest income on nonaccrual loans during the year ended December 31, 2021.

	2020
	Accruing Past
	Due 90 Days or	Nonaccrual			Percentage of
Classes of Loans/Leases	More	Loans/Leases *	Accruing TDRs	Total NPLs	Total NPLs

	(dollars in thousands)

C&I	$—	$4,807	$606	$5,413	36.87%
CRE
Owner-occupied CRE	—	12	—	12	0.08%
Commercial construction, land development, and other land	—	—	—	—	-%
Other non-owner occupied CRE	—	7,488	—	7,488	50.99%
Direct financing leases	—	406	135	541	3.68%
Residential real estate	—	1,022	—	1,022	6.96%
Installment and other consumer	3	205	—	208	1.42%
	$3	$13,940	$741	$14,684	100.00%

*  At December 31, 2020, accruing past due 90 days or more included $984 thousand of TDRs, including $836 thousand in CRE loans, $100 thousand in direct financing leases, and $48 thousand in installment loans.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Changes in the ACL loans/leases by portfolio segment for the years ended December 31, 2021, 2020, and 2019 are presented as follows:

	Year Ended December 31, 2021
					CRE	CRE	Construction		Direct	Residential	1-4
		C&I -	C&I -		Owner	Non-Owner	and Land	Multi-	Financing	Real	Family
	C&I	Revolving	Other*	CRE	Occupied	Occupied	Development	Family	Leases	Estate	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$35,421	$—	$—	$42,161	$—	$—	$—	$—	$1,764	$3,732	$—	$1,298	$84,376
Adoption of ASU 2016-13	(35,421)	2,982	29,130	(42,161)	8,696	11,428	11,999	5,836	(1,764)	(3,732)	5,042	(137)	(8,102)
Provision	—	925	(1,451)	—	(198)	(1,088)	4,973	3,653	—	—	(603)	(509)	5,702
Charge-offs	—	—	(2,287)	—	—	(1,876)	—	(150)	—	—	(179)	(46)	(4,538)
Recoveries	—	—	590	—	3	85	—	—	—	—	281	324	1,283
Balance, ending	$—	$3,907	$25,982	$—	$8,501	$8,549	$16,972	$9,339	$—	$—	$4,541	$930	$78,721

*Included within the C&I-other column are ACL on leases with a beginning balance of $1.78 million, adoption impact of $685 thousand, negative provision of negative $703 thousand, charge-offs of $458 thousand and recoveries of $258 thousand. ACL on leases was $1.5 million as of December 31, 2021.

	Year Ended December 31, 2020
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Balance, beginning	$16,072	$15,379	$1,464	$1,948	$1,138	$36,001
Provision	22,899	28,671	2,148	1,755	231	55,704
Charge-offs	(4,199)	(2,071)	(1,993)	—	(120)	(8,383)
Recoveries	649	182	145	29	49	1,054
Balance, ending	$35,421	$42,161	$1,764	$3,732	$1,298	$84,376

	Year Ended December 31, 2019
			Direct Financing	Residential Real	Installment and
	C&I	CRE	Leases	Estate	Other Consumer	Total

	(dollars in thousands)

Balance, beginning	$16,420	$17,719	$1,792	$2,557	$1,359	$39,847
Reclassification of allowance related to held for sale assets	(2,814)	(2,392)	—	(628)	(288)	(6,122)
Provision	3,666	1,566	1,129	163	114	6,638
Loans/leases charged off	(1,476)	(1,722)	(1,647)	(191)	(98)	(5,134)
Recoveries on loans/leases previously charged off	276	208	190	47	51	772
Balance, ending	$16,072	$15,379	$1,464	$1,948	$1,138	$36,001

*Excludes provision related to loans included in assets held for sale during the year of $428 thousand for the year ending December 31, 2019.

The composition of the ACL loans/leases by portfolio segment based on evaluation method are as follows:

	2021
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$2,638	$245,845	$248,483	$168	$3,739	$3,907
C&I - other*	13,456	1,378,337	1,391,793	743	25,239	25,982
	16,094	1,624,182	1,640,276	911	28,978	29,889
CRE - owner occupied	3,841	417,860	421,701	1,264	7,237	8,501
CRE - non-owner occupied	25,006	621,494	646,500	—	8,549	8,549
Construction and land development	10,436	908,135	918,571	11	16,961	16,972
Multi-family	—	600,412	600,412	—	9,339	9,339
1-4 family real estate	2,950	374,411	377,361	329	4,212	4,541
Consumer	350	74,961	75,311	39	891	930
	$58,677	$4,621,455	$4,680,132	$2,554	$76,167	$78,721

*Included within the C&I – other category are leases individually evaluated of $847 thousand with a related allowance for credit losses of $35 thousand and leases collectively evaluated of $44.4 million with a related allowance for credit losses of $1.5 million.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the year ended December 31, 2020 and 2019 are presented as follows:

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

*Impaired loans/leases prior to adoption of ASU 2016-13 and those individually evaluated under ASU 2016-13 for which no allowance has been provided have adequate collateral, based on management’s current estimates.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The following table present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses:

	2021
		Non
	Commercial	Owner-Occupied	Owner Occupied
	Assets	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$2,518	$—	$—	$—	$120	$—	$2,638
C&I - other*	683	—	2,471	134	9,877	291	13,456
	3,201	—	2,471	134	9,997	291	16,094
CRE - owner occupied	—	—	3,841	—	—	—	3,841
CRE - non-owner occupied	—	25,006	—	—	—	—	25,006
Construction and land development	—	10,362	74	—	—	—	10,436
Multi-family	—	—	—	—	—	—	—
1-4 family real estate	—	817	2,133	—	—	—	2,950
Consumer	—	—	340	—	1	9	350
	$3,201	$36,185	$8,859	$134	$9,998	$300	$58,677

*Included within the C&I – other category are leases individually evaluated of $847 thousand with primary collateral of equipment.

For certain C&I loans, all CRE loans, certain construction and land development loans, all multifamily loans and certain 1-4 family real estate loans, the Company’s credit quality indicator consists of internally assigned risk ratings.  Each such loan is assigned a risk rating upon origination.  The risk rating is reviewed every 15 months, at a minimum, and on an as-needed basis depending on the specific circumstances of the loan.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The following tables show the credit quality indicator of  loans by class of receivable and year of origination as of December 31, 2021;

	2021
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2021	2020	2019	2018	2017	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass (Ratings 1 through 5)	$—	$—	$—	$—	$—	$—	$245,212	$245,212
Special Mention (Rating 6)	—	—	—	—	—	—	633	633
Substandard (Rating 7)	—	—	—	—	—	—	2,638	2,638
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$248,483	$248,483

C&I - other
Pass (Ratings 1 through 5)	$391,532	$362,256	$133,678	$82,177	$83,419	$53,310	$—	$1,106,372
Special Mention (Rating 6)	3,580	373	349	—	336	2	—	4,640
Substandard (Rating 7)	506	2,366	7,138	396	55	46	—	10,507
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - other	$395,618	$364,995	$141,165	$82,573	$83,810	$53,358	$—	$1,121,519

CRE - owner occupied
Pass (Ratings 1 through 5)	$118,014	$143,045	$47,660	$30,523	$17,038	$46,185	$11,477	$413,942
Special Mention (Rating 6)	637	—	—	233	1,846	1,202	—	3,918
Substandard (Rating 7)	—	—	2,080	1,239	522	—	—	3,841
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$118,651	$143,045	$49,740	$31,995	$19,406	$47,387	$11,477	$421,701

CRE - non-owner occupied
Pass (Ratings 1 through 5)	$176,813	$145,712	$88,697	$63,849	$55,752	$28,808	$8,592	$568,223
Special Mention (Rating 6)	7,295	20,881	1,802	12,230	5,494	5,580	—	53,282
Substandard (Rating 7)	1,105	6,297	15,563	1,087	943	—	—	24,995
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$185,213	$172,890	$106,062	$77,166	$62,189	$34,388	$8,592	$646,500

Construction and land development
Pass (Ratings 1 through 5)	$394,045	$248,360	$126,941	$106,790	$3,012	$—	$13,277	$892,425
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	10,362	—	—	—	—	—	—	10,362
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Construction and land development	$404,407	$248,360	$126,941	$106,790	$3,012	$—	$13,277	$902,787

Multi-family
Pass (Ratings 1 through 5)	$266,120	$197,224	$74,033	$47,486	$5,609	$7,376	$2,564	$600,412
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	—	—	—	—	—	—	—	—
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Multi-family	$266,120	$197,224	$74,033	$47,486	$5,609	$7,376	$2,564	$600,412

1-4 family real estate
Pass (Ratings 1 through 5)	$47,097	$24,029	$16,188	$7,569	$5,845	$5,213	$3,079	$109,020
Special Mention (Rating 6)	37	—	—	—	—	—	—	37
Substandard (Rating 7)	—	178	—	437	201	—	—	816
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$47,134	$24,207	$16,188	$8,006	$6,046	$5,213	$3,079	$109,873

Consumer
Pass (Ratings 1 through 5)	$1,558	$487	$108	$216	$—	$824	$2,031	$5,224
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	—	—	—	137	—	—	—	137
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Consumer	$1,558	$487	$108	$353	$—	$824	$2,031	$5,361

Total	$1,418,701	$1,151,208	$514,237	$354,369	$180,072	$148,546	$289,503	$4,056,636

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

	2021
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2021	2020	2019	2018	2017	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$117,163	$54,261	$33,390	$14,274	$4,200	$455	$—	$223,743
Nonperforming	95	177	644	368	42	14	—	1,340
Total C&I - other	$117,258	$54,438	$34,034	$14,642	$4,242	$469	$—	$225,083

Direct financing leases
Performing	$6,690	$12,130	$11,638	$9,235	$3,695	$956	$—	$44,344
Nonperforming	—	732	—	52	18	45	—	847
Total Direct financing leases	$6,690	$12,862	$11,638	$9,287	$3,713	$1,001	$—	$45,191

Construction and land development
Performing	$12,857	$2,080	$—	$494	$—	$—	$280	$15,711
Nonperforming	—	—	—	—	73	—	—	73
Total Construction and land development	$12,857	$2,080	$—	$494	$73	$—	$280	$15,784

1-4 family real estate
Performing	$104,005	$78,713	$19,001	$10,784	$10,533	$43,976	$68	$267,080
Nonperforming	—	—	—	106	—	302	—	408
Total 1-4 family real estate	$104,005	$78,713	$19,001	$10,890	$10,533	$44,278	$68	$267,488

Consumer
Performing	$4,891	$4,020	$2,114	$1,660	$593	$1,230	$55,411	$69,919
Nonperforming	—	—	15	—	15	1	—	31
Total Consumer	$4,891	$4,020	$2,129	$1,660	$608	$1,231	$55,411	$69,950

Total	$245,701	$152,113	$66,802	$36,973	$19,169	$46,979	$55,759	$623,496

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

TDRs totaled $494 thousand and $1.7 million as of December 31, 2021 and 2020, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the years ended December 31, 2021 and 2020. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of restructuring.

	2021
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance

	(dollars in thousands)
CONCESSION - Extension of Maturity
1-4 family real estate	1	$2,532	$2,532	$182

CONCESSION - Interest Rate Adjusted Below Market
1-4 family real estate	1	$54	$54	$6
Consumer	1	13	13	1
	2	$67	$67	$7

TOTAL	3	$2,599	$2,599	$189

	2020
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance

	(dollars in thousands)
CONCESSION - Significant Payment Delay
C&I	1	$75	$75	$—
Direct Financing Leases	2	112	112	—
	3	$187	$187	$—

CONCESSION - Extension of Maturity
CRE Other	1	$835	$835	$—

TOTAL	4	$1,022	$1,022	$—

Of the loans restructured reported above, one with a post-modification recorded investment totaling $54 thousand was on nonaccrual as of December 31, 2021 and two with a post-modification recorded investment totaling $880 thousand were on nonaccrual as of December 31, 2020.

For the year ended December 31, 2021, the Company did not have any TDRs that redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. For the year ended December 31, 2020, the Company had one TDR totaling $44 thousand that redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

The Company did not have any TDRs that were restructured and charged off in 2021. There were five TDRs that were both restructured and charged off in 2020, totaling $266 thousand.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. The regulators clarified that this guidance could continue to be applied through December 31, 2021.

In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. To be eligible, the modification must be (1) related to COVID-19, (2) executed on a loan that was not more than 30 days past due as of December 31, 2019 and (3) executed between March 1, 2020 and the earlier of (A) 60 days after the termination of the presidentially-declared emergency or (B) December 31, 2020. If a modification does not meet the criteria of the CARES act, a deferral can still be excluded from TDR treatment as long as the modifications meet the banking regulatory criteria discussed in the preceding paragraph. On December 27, 2020, the Consolidated Appropriations Act was established, which extended the eligibility window for TDR relief to the earlier of (A) 60 days after the termination of the presidentially-declared emergency or (B) January 1, 2022.  Accordingly, the Company has ended the LRP.

The Company implemented its LRP during the first quarter of 2020 offering to extend qualifying customers’ payments for 90 days.  As of December 31, 2021, there were no bank modifications of loans and six m2 modifications of loans and leases totaling $2.4 million, representing 0.05% of the total loan and lease portfolio that remained on deferral as of such date.

The adoption of ASU 2016-13 on January 1, 2021 required an allowance for OBS exposures, specifically on unfunded commitments.  Changes in the ACL for OBS exposures for the year ended December 31, 2021 is presented as follows:

For the Year Ended
December 31, 2021
(dollars in thousands)

Balance, beginning	$—
Impact of adopting ASU 2016-13	9,117
Provisions credited to expense	(2,231)
Balance, ending	$6,886

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Loans are made in the normal course of business to directors, executive officers, and their related interests. All such loans, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lenders and did not involve more than the normal risk of collectability or present other unfavorable features. An analysis of the changes in the aggregate committed amount of loans to insiders greater than or equal to $60,000 during the years ended December 31, 2021, 2020, and 2019, is as follows:

	2021	2020	2019

	(dollars in thousands)

Balance, beginning	$100,361	$112,830	$125,496
Net decrease due to change in related parties	(18,832)	(1,601)	(12,161)
Advances	42,817	43,238	98,708
Repayments	(23,448)	(54,106)	(99,213)
Balance, ending	$100,898	$100,361	$112,830

The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio includes a concentration of loans in certain industries as of December 31, 2021 and 2020 as follows:

	2021		2020
		Percentage of		Percentage of
		Total		Total
Industry Name	Balance	Loans/Leases	Balance	Loans/Leases

	(dollars in thousands)

Lessors of Residential Buildings*	$1,706,092	36%	$1,134,178	27%
Lessors of Non-Residential Buildings	586,672	13%	591,398	14%
Administration of Urban Planning & Community & Rural Development	120,416	3%	138,514	3%

* Includes loans on LIHTC projects

Note 5. Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2021 and 2020:

	2021	2020

	(dollars in thousands)

Land	$12,513	$13,403
Buildings (useful lives 15 to 39 years)	70,555	67,844
Furniture and equipment (useful lives 3 to 15 years)	47,822	42,667
Premises and equipment	130,890	123,914
Less accumulated depreciation	52,360	51,221
Premises and equipment, net	$78,530	$72,693

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Premises and Equipment (continued)

As a lessee, the Company has entered into operating leases for certain branch locations.  Total lease expenses were $636 thousand and $662 thousand for the year ended December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, the Company’s ROU assets (included in other assets on the consolidated balance sheets) and operating lease liabilities (included in other liabilities on the consolidated balance sheets) were both $1.3 million and $1.7 million, respectively. No new ROU assets were capitalized during the year ended December 31, 2021 or 2020.

At December 31, 2021, the contractual maturities of operating lease liabilities were as follows:

Amount
Year ending December 31:	(dollars in thousands)
2022	269
2023	200
2024	144
2025	153
2026	159
Thereafter	544
$1,469

As a lessor, the Company leases certain types of commercial vehicles and industrial equipment to its customers.  The Company recognized lease-related revenue, primarily interest income from direct financing leases of $4.0 million and $5.1 million for the years ended December 31, 2021 and 2020, respectively.  At December 31, 2021 and 2020, the Company’s net investment in direct financing leases was $44.2 million and $65.3 million, respectively.

As of December 31, 2021, the contractual maturities of sales-type and direct financing lease receivables were as follows:

Amount
Year ending December 31:	(dollars in thousands)
2022	2,590
2023	12,461
2024	14,319
2025	14,508
2026	5,019
Thereafter	465
Total lease payments receivable	$49,362
Unguaranteed residual values	165
Unearned lease/residual income	(4,336)
$45,191
Plus deferred origination costs, net of fees	568
$45,759
Less allowance	(1,546)
Total lease payments receivable	$44,213

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The

Note 6. Goodwill and Intangibles

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019

	(dollars in thousands)

Balance at the beginning of period	$74,066	$74,748	$77,832
Acquisition of Bates Companies - measurement period adjustment	—	—	(84)
Sale of Bates Companies	—	(182)	—
Goodwill impairment - Bates Companies	—	(500)	(3,000)
Balance at the end of period	$74,066	$74,066	$74,748

The following table presents the goodwill by reportable segment:

	December 31, 2021	December 31, 2020	December 31, 2019

	(dollars in thousands)
Commercial banking:
QCBT	$3,223	$3,223	$3,223
CRBT	14,980	14,980	14,980
CSB	9,888	9,888	9,888
SFCB	45,975	45,975	45,975
Other, Parent Company Only	—	—	682
	$74,066	$74,066	$74,748

At November 30, 2021 and 2020 the Company’s management performed an annual internal assessment at the reporting unit level and determined no goodwill impairment existed.

Due to the economic impact that COVID-19 had on the Company during 2020, management concluded that factors such as the decline in macroeconomic conditions led to the occurrence of a triggering event during the first quarter of 2020, and therefore an interim impairment test over goodwill was performed as of March 31, 2020.   Based upon the results of the interim goodwill assessment during the first quarter of 2020, the Company concluded that an impairment did not exist on the bank reporting units as of the time of the assessment.  There was no occurrence of a triggering event during the second or third quarter of 2020 and therefore no impairment test over goodwill was needed.

During the first quarter of 2020, the Company incurred goodwill impairment expense of $500 thousand related to the Bates Companies reporting unit.  This was the result of the announcement of a sale of the Bates Companies, as discussed in Note 2 to the Consolidated Financial Statements.

As of November 30, 2019, the Company’s management performed an internal assessment of the goodwill for the Bates Companies reporting unit.  With the Bates Companies located in Rockford, Illinois, the Company had intended to achieve synergies and cross-selling opportunities that significantly enhanced the value of the Bates Companies.  With the sale of the assets and liabilities of RB&T, which was the Company’s bank subsidiary located in Rockford, Illinois, the Company’s valuation analysis determined the value had declined and the goodwill was impaired.  Specifically, the Company determined a goodwill impairment charge of $3 million was required for the Bates Companies.  The Company used a combination of methods to determine the value and related goodwill impairment charge.  The methods included prices of comparable businesses as well as discussions with existing wealth management providers in the surrounding Rockford market.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Goodwill and Intangibles (continued)

The following table presents the changes in core deposit intangibles (included in Intangibles on the consolidated balance sheets) during the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(dollars in thousands)

Balance at the beginning of the period	$11,381	$13,466	$15,595
Amortization expense	(2,032)	(2,085)	(2,129)
Balance at the end of the period	$9,349	$11,381	$13,466

Gross carrying amount	$19,255	$19,255	$19,255
Accumulated amortization	(9,906)	(7,874)	(5,789)
Net book value	$9,349	$11,381	$13,466

The following table presents the core deposit intangibles by reportable segment:

	December 31, 2021	December 31, 2020	December 31, 2019

	(dollars in thousands)
Commercial Banking:
CRBT	$1,702	$2,189	$2,684
CSB	2,653	3,305	3,980
SFCB	4,994	5,887	6,802
	$9,349	$11,381	$13,466

The following table presents the estimated amortization of the core deposit intangibles:

Amount
Years ending December 31,	(dollars in thousands)
2022	$1,971
2023	1,776
2024	1,623
2025	1,535
2026	1,284
Thereafter	1,160
$9,349

The following table presents the changes in customer list intangible (included in Intangibles on the Consolidated Balance Sheets) during the years ended December 31, 2020 and 2019.  There was no activity during the year ended December 31, 2021.

	2020	2019

Balance at the beginning of period	$1,504	$1,855
Acquisition of Bates Companies - measurement period adjustment	—	(214)
Sale of Bates Companies	(1,440)	—
Amortization	(64)	(137)
Balance at the end of period	$—	$1,504

The customer list intangible relates to the Parent Company Only (“All Other”) reportable segment.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Derivatives and Hedging Activities

Derivatives are summarized as follows as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

	(dollars in thousands)
Assets:
Interest rate caps - hedged	$927	$259
Interest rate caps	238	67
Interest rate swaps	221,055	222,431
	$222,220	$222,757

Liabilities:
Interest rate swaps - hedged	$(4,080)	$(6,839)
Interest rate swaps	(221,055)	(222,431)
	$(225,135)	$(229,270)

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

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	December 31, 2021	December 31, 2020
(dollars in thousands)

Deposits	1/1/2020	1/1/2023	Derivatives - Assets	$25,000	1.75%	$5	$3
Deposits	1/1/2020	1/1/2023	Derivatives - Assets	50,000	1.57	11	5
Deposits	1/1/2020	1/1/2023	Derivatives - Assets	25,000	1.80	5	3
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.75	60	15
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	50,000	1.57	125	31
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.80	62	15
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.75	161	46
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	50,000	1.57	332	94
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.80	166	47
				$300,000		$927	$259

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

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	December 31, 2021	December 31, 2020

(dollars in thousands)

1/1/2020	1/1/2023	Derivatives - Assets	$25,000	1.90%	$3	$2
2/1/2020	2/1/2024	Derivatives - Assets	25,000	1.90	62	15
3/1/2020	3/1/2025	Derivatives - Assets	25,000	1.90	173	50
			$75,000		$238	$67

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Derivatives and Hedging Activities (continued)

The Company entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.  All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	December 31, 2021	December 31, 2020
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	35,000	1.40%	2.81%	(17)		N/A
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	2.81%	(25)		N/A
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	2.81%	(34)		N/A
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	25,000	1.40%	2.81%	(13)		N/A
				$150,000			$(89)	$	N/A

The Company entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities.  All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	December 31, 2021	December 31, 2020

		(dollars in thousands)

QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Liabilities	10,000	3.07%	5.85%	(1,035)	(1,767)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Liabilities	8,000	3.07%	5.85%	(828)	(1,414)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Liabilities	10,000	1.67%	4.54%	(996)	(1,721)
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Liabilities	3,000	2.38%	5.17%	(309)	(529)
Community National Statutory Trust III	9/15//2018	9/15/2028	Derivatives - Liabilities	3,500	1.95%	4.75%	(360)	(616)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Liabilities	4,500	1.95%	4.75%	(463)	(792)
				$39,000			$(3,991)	$(6,839)

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

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges to the extent they are included in the assessment of effectiveness, are recorded as a component of AOCI. The following is a summary of how AOCI was impacted during the reporting periods:

	Year Ended
	December 31, 2021	December 31, 2020

	(dollars in thousands)

Unrealized loss at beginning of period, net of tax	$(7,632)	$(3,915)
Amount reclassified from accumulated other comprehensive income to noninterest expense related to unhedging caplet	—	513
Amount reclassified from accumulated other comprehensive income to noninterest expense related to swap termination	—	625
Amount reclassified from accumulated other comprehensive income to interest expense related to caplet amortization	697	551
Amount of gain (loss) recognized in other comprehensive income, net of tax	2,562	(5,406)
Unrealized loss at end of period, net of tax	$(4,373)	$(7,632)

As discussed under “Swap Transactions” in Note 1 to the Consolidated Financial Statements, the Company has also entered into interest rate swap contracts that are not designated as hedging instruments.  These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with a third party financial institution. Additionally, the Company receives an upfront, non-refundable fee from the counterparty, dependent upon the pricing that is recognized upon receipt from the counterparty. Because the Company acts as an intermediary for the customer, changes in the fair value of the underlying derivative contracts, for the most part, offset each other and do not significantly impact the Company’s results of operations.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Derivatives and Hedging Activities (continued)

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	December 31, 2021		December 31, 2020
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$2,024,599	$221,055	$1,495,251	$222,431
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$2,024,599	$221,055	$1,495,251	$222,431

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
	Interest and	Interest	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)

Income and expense line items presented in the consolidated statements of income	$200,155	$21,922	$198,373	$31,423	$216,076	$60,517

The effects of cash flow hedging:

Gain (loss) on cash flow hedges:
Interest rate caps on deposits	-	697	-	551	-	-
Interest rate swaps on variable rate loans	1,006	-	-	185	-	-
Interest rate swaps on TRUPS	-	1,114	-	832	-	215

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	December 31, 2021	December 31, 2020

	(dollars in thousands)

Cash	$21,100	$45,719
U.S treasuries and govt. sponsored agency securities	3,555	3,628
Municipal securities	65,104	85,937
Residential mortgage-backed and related securities	139,166	89,646
	$228,925	$224,930

The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements.  The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information.  Additionally, the Company manages financial institution counterparty credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of ISDA master agreements, central clearing mechanisms and counterparty limits.  The agreements contain bilateral collateral arrangements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps.  The Company manages the risk of default by its borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures.  The Company underwrites the combination of the base loan amount and potential swap exposure and focuses on high quality borrowers with strong collateral values.  The majority of the Company’s swapped loan portfolio consists of loans on projects, with loan-to-values including the potential swap exposure well below 65%.  The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $250,000, was $169.0 million and $175.6 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, the scheduled maturities of certificates of deposit were as follows:

Amount
(dollars in thousands)
Year ending December 31:
2022	$334,214
2023	57,712
2024	16,747
2025	9,802
2026	2,873
Thereafter	—
$421,348

The Company has public entity interest-bearing demand deposits and certificates of deposit that are collateralized by investment securities with carrying values as follows:

	2021	2020
	(dollars in thousands)

U.S. govt. sponsored agency securities	$3,080	$3,668
Residential mortgage-backed and related securities	3,270	4,772
	$6,350	$8,440

The Company had a $129.5 million PUD LOC with the FHLB of Des Moines for the purpose of providing additional collateral on public deposits as of December 31, 2021. As of December 31, 2020, the Company had a $110.5 million PUD LOC with the FHLB of Des Moines. There were no amounts outstanding under these letters of credit as of December 31, 2021 or 2020.

There were no prepayments of brokered certificates of deposits in 2021. The Company prepaid brokered and public time deposits totaling $29.2 million in 2020 resulting in a loss of $576 thousand.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Short-Term Borrowings

Short-term borrowings as of December 31, 2021 and 2020 are summarized as follows:

	2021	2020
	(dollars in thousands)

Federal funds purchased	3,800	5,430
	$3,800	$5,430

Information concerning federal funds purchased is summarized as follows for the years ended December 31, 2021 and 2020:

	2021	2020
	(dollars in thousands)

Average daily balance	$6,280	$19,573
Average daily interest rate	0.08%	0.36%
Maximum month-end balance	$11,320	$30,430
Weighted average rate as of December 31	0.08%	0.06%

Note 10. FHLB Advances

The subsidiary banks are members of the FHLB of Des Moines. Maturity and interest rate information on advances from the FHLB as of December 31, 2021 and 2020 is as follows:

	December 31, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End

	(dollars in thousands)
Maturity:
Year ending December 31:
2021	$—	—%	$15,000	0.29%
2022	15,000	0.31	—	—
Total FHLB advances	$15,000	0.31%	$15,000	0.29%

The Company prepaid $55.3 million of FHLB advances in 2020 with excess funds generated by strong deposit growth. The loss on the prepayment of the FHLB advances totaled $1.9 million for the year ended December 31, 2020.

Advances are collateralized by loans of $1.3 billion and $1.1 billion as of December 31, 2021 and 2020, respectively, in aggregate. On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type. Advances are also collateralized by securities of $334 thousand and $590 thousand as of December 31, 2021 and 2020, respectively, in aggregate. The Company continues to pledge loans under blanket liens to provide off balance sheet liquidity.

All advances outstanding as of December 31, 2021 and 2020 are short-term advances from the FHLB. These advances have maturities ranging from 1 day to 1 month.

As of December 31, 2021 and 2020, the subsidiary banks held $7.8 million and $6.6 million, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheet.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Other Borrowings and Unused Lines of Credit

In the second quarter of 2021, the Company renewed its revolving line of credit.  At renewal, the line amount remained unchanged at $25.0 million for which there was no outstanding balance as of December 31, 2021. Interest on the revolving line of credit is calculated at the effective Prime Rate plus 2.25% per annum (5.50% at December 31, 2021). The collateral on the revolving line of credit is 100% of the outstanding capital stock of the Company’s bank subsidiaries.

Unused lines of credit of the subsidiary banks as of December 31, 2021 and 2020 are summarized as follows:

	2021	2020
	(dollars in thousands)

Secured	$61,657	$287,076
Unsecured	456,000	456,000
	$517,657	$743,076

Included in the Secured category above, the Company pledges select C&I, CRE and PPP loans to the Federal Reserve Bank of Chicago for borrowing as part of the Borrower-In-Custody program.

Note 12. Subordinated Notes

Subordinated notes as of December 31, 2021 and 2020 are summarized as follows:

	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
	as of December 31, 2021	as of December 31, 2021	as of December 31, 2020	as of December 31, 2020	Maturity Date
	(dollars in thousands)

Subordinated debenture dated 9/14/20	$50,000	5.125%	$50,000	5.125%	9/15/2030
Subordinated debenture dated 2/1/19	65,000	5.375%	65,000	5.375%	2/15/2029
Subordinated debenture dated 4/30/16*	-	—%	2,000	4.00%	4/30/2026
Subordinated debenture dated 9/15/16*	-	—%	3,000	4.00%	9/15/2026
Debt issuance costs	(1,150)		(1,309)
Total Subordinated Debentures	$113,850		$118,691

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

In addition, the Company has $65.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on February 15, 2029. Net proceeds, after deducting the underwriting discount and estimated expenses, were $63.4 million.  The subordinated notes, which qualify as Tier 2 capital for the Company, bear interest at a fixed rate of 5.375% per year from and after February 12, 2019 to, but excluding, February 15, 2024 or earlier redemption date.  From and after February 15, 2024 to, but excluding, the maturity date or earlier redemption date, the interest

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Subordinated Notes (continued)

will reset quarterly to the then current three-month LIBOR plus 282 basis points.  Interest on the subordinated notes is payable semi-annually, commencing on August 15, 2019 during the five year fixed term and thereafter quarterly, commencing on February 15, 2024.  The subordinated notes are redeemable by the Company at its option, in whole or in part, on any interest payment date on or after February 15, 2024.  The subordinated notes are redeemable by the Company in whole but not in part, under certain limited circumstances set forth in the subordinated notes.  Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the subordinated notes being redeemed, together with any accrued and unpaid interest on the subordinated notes being redeemed to, but excluding, the date of redemption.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.  Unamortized debt issuance costs related to the subordinated notes totaled $1.2 million and $1.3 million at December 31, 2021 and 2020, respectively.  The Company used a portion of the net proceeds from the offering to repay term notes totaling $21.3 million and the outstanding balance of $9.0 million on its revolving line of credit.

As part of the merger with Springfield Bancshares, the Company assumed two subordinated debentures with a fair value of $4.8 million which were prepaid in full in 2021 with no resulting gain or loss.

Note 13. Junior Subordinated Debentures

Junior subordinated debentures are summarized as of December 31, 2021 and 2020 as follows:

	2021	2020
	(dollars in thousands)

Note Payable to QCR Holdings Capital Trust II	$10,310	$10,310
Note Payable to QCR Holdings Capital Trust III	8,248	8,248
Note Payable to QCR Holdings Capital Trust V	10,310	10,310
Note Payable to Community National Trust II*	3,093	3,093
Note Payable to Community National Trust III*	3,609	3,609
Note Payable to Guaranty Bankshares Statutory Trust I**	4,640	4,640
Market Value Discount per ASC 805***	(2,055)	(2,217)
	$38,155	$37,993

*      As part of the acquisition of Community National in 2013, the Company assumed two junior subordinated debentures with a total fair value of $4.2 million.

**   As part of the acquisition of Guaranty Bank in 2017, the Company assumed one junior subordinated debenture with a fair value of $3.9 million.

***  Market value discount includes discount on junior subordinated debt acquired as described in * and **.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Junior Subordinated Debentures (continued)

A schedule of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including the amounts outstanding as of December 31, 2021 and 2020, is as follows:

		Amount	Amount
		Outstanding	Outstanding
		December 31,	December 31,		Interest Rate as of	Interest Rate as of
Name	Date Issued	2021	2020	Interest Rate	December 31, 2021	December 31, 2020

		(dollars in thousands)

QCR Holdings Statutory Trust II*	February 2004	$10,310	$10,310	2.85% over 3-month LIBOR	3.07%	3.10%
QCR Holdings Statutory Trust III	February 2004	8,248	8,248	2.85% over 3-month LIBOR	3.07%	3.10%
QCR Holdings Statutory Trust V	February 2006	10,310	10,310	1.55% over 3-month LIBOR	1.67%	1.79%
Community National Statutory Trust II	September 2004	3,093	3,093	2.17% over 3-month LIBOR	2.38%	2.41%
Community National Statutory Trust III	March 2007	3,609	3,609	1.75% over 3-month LIBOR	1.95%	1.97%
Guaranty Bankshares Statutory Trust I	May 2005	4,640	4,640	1.75% over 3-month LIBOR	1.95%	1.97%
		$40,210	$40,210	Weighted Average Rate	2.43%	2.48%

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
	(dollars in thousands)

Current	$7,290	$27,237	$8,255
Deferred	15,272	(14,530)	6,364
	$22,562	$12,707	$14,619

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021		2020		2019
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$25,508	21.0%	$15,391	21.0%	$15,126	21.0%
Tax exempt income, net	(7,537)	(6.2)	(5,943)	(8.1)	(4,470)	(6.2)
Bank-owned life insurance	(386)	(0.3)	(308)	(0.4)	(360)	(0.5)
State income taxes, net of federal benefit, current year	5,089	4.2	3,622	4.9	3,668	5.1
Change in unrecognized tax benefits	578	0.5	546	0.7	(93)	(0.1)
Goodwill impairment	—	—	105	0.1	630	0.9
Intended liquidation of bank-owned life insurance	—	—	—	—	790	1.1
Tax credits	34	—	(456)	(0.6)	(705)	(1.0)
Acquisition costs	95	0.1	—	—	—	—
Excess tax benefit on stock options exercised and restricted stock awards vested	(436)	(0.4)	(242)	(0.3)	(287)	(0.4)
Re-measurement of deferred tax asset to incorporate newly enacted tax rates	—	—	207	0.3	—	—
Other	(383)	(0.3)	(215)	(0.3)	320	0.4
Federal and state income tax expense	$22,562	18.6%	$12,707	17.3%	$14,619	20.3%

Changes in the unrecognized tax benefits included in other liabilities are as follows for the years ended December 31, 2021 and 2020:

	2021	2020
	(dollars in thousands)

Balance, beginning	$1,893	$1,254
Impact of tax positions taken during current year	1,326	787
Gross increase (decrease) related to tax positions of prior years	(646)	39
Reduction as a result of a lapse of the applicable statute of limitations	(391)	(187)
Balance, ending	$2,182	$1,893

Included in the unrecognized tax benefits liability at December 31, 2021 are potential benefits of approximately $1.7 million that, if recognized, would affect the effective tax rate.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Federal and State Income Taxes (continued)

The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At December 31, 2021 and 2020, accrued interest on uncertain tax positions was approximately $236 thousand and $277 thousand, respectively. Estimated interest related to the underpayment of income taxes is classified as a component of “income tax expense” in the statements of income.

The Company’s federal income tax returns are open and subject to examination from the 2018 tax return year and later. Various state franchise and income tax returns are generally open from the 2017 and later tax return years based on individual state statutes of limitations.

The net deferred tax liabilities consisted of the following as of December 31, 2021 and 2020:

	2021	2020
	(dollars in thousands)
Deferred tax assets:
Historic tax credits	$68	$68
Compensation	11,912	10,288
Loan/lease losses	19,023	20,016
Net operating loss carryforwards, federal and state	1,354	628
Premises and equipment	—	16,509
Other	17	71
	32,374	47,580
Deferred tax liabilities:
Net unrealized gains on securities available for sale and derivative instruments	747	869
Premises and equipment	6,099	—
Equipment financing leases	6,462	13,373
Acquisition fair value adjustments	3,269	3,351
Investment accretion	27	28
Deferred loan origination fees, net	1,403	197
Other	677	922
	18,684	18,740
Net deferred tax assets	$13,690	$28,840

During the third quarter of 2021, effective January 1, 2020, the Company elected a tax accounting method change for identifying costs for self-constructed assets.  The change resulted in an increase in capitalized costs for tax purposes in the amount of $88.0 million as of January 1, 2020, which, in turn, resulted in the recording of a deferred tax asset.  A change from one generally accepted accounting principle to another is applied retrospectively, therefore deferred income taxes as of December 31, 2020, shown in the table above, have been adjusted retrospectively to reflect this change.  The impact of the change was an increase in the deferred tax asset for premises and equipment in the amount of $22.2 million. The Company has concluded it qualifies for another automatic federal income tax accounting method change for self-constructed assets and intends to elect such, effective January 1, 2021, with the filing of its 2021 income tax return.  This resulted in a reversal of the deferred tax asset as of January 1, 2021.

At December 31, 2021, the Company had $4.8 million of federal tax net operating loss carryforwards and $10.9 million of state tax net operating loss carryforwards.  $3.0 million of the federal tax net operating loss carryforwards are related to the acquisition of Community National and CNB and these losses are set to expire in varying amounts between 2029 and 2033.  $2.1 million of the state tax net operating loss carryforwards are also related to the acquisition of Community National and CNB and are set to expire in varying amounts between 2023 and 2028.  An additional

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Federal and State Income Taxes (continued)

$1.8 million of federal tax net operating loss carryforwards and an additional $8.8 million of state tax net operating loss carryforwards were generated in 2021.  All of these net operating losses generated in 2021 are expected to be utilized in 2022.

The change in deferred income taxes was reflected in the Consolidated Financial Statements as follows for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
	(dollars in thousands)

Provision for income taxes	$15,272	$(14,530)	$6,364
Net deferred tax asset resulting from market value adjustments of acquisitions	—	—	(381)
Net deferred tax assets resulting from sale of other subsidiary	—	363	—
Net deferred tax liabilities resulting from sale of bank subsidiary	—	—	(1,644)
Statement of stockholders' equity- Other comprehensive income (loss)	(122)	837	1,433
	$15,150	$(13,330)	$5,772

Note 15. Employee Benefit Plans

The Company has a profit sharing plan, which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. Substantially all employees who are at least 18 years of age are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee’s compensation. Additionally, at its discretion, the Company may make additional contributions to the plan, which are allocated to the accounts of participants in the plan based on relative compensation. There were no discretionary contributions for the years ended December 31, 2021, 2020 and 2019. Company matching contributions for the years ended December 31, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
	(dollars in thousands)

Matching contribution	$2,446	$2,520	$2,443

The Company has entered into nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified retirement plan. Changes in the liability related to the SERPs, included in other liabilities, are as follows for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(dollars in thousands)

Balance, beginning	$6,189	$5,160	$4,623
Expense accrued	1,532	1,193	701
Cash payments made	(448)	(164)	(164)
Balance, ending	$7,273	$6,189	$5,160

The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements, the officers may defer compensation and the Company matches the deferral up to certain

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Employee Benefit Plans (continued)

maximums. The Company’s matching contribution varies by officer and is a maximum of between $10 thousand and $25 thousand annually as set forth in each officer’s participation agreement. Interest on the deferred amounts is earned at prime rate subject to a minimum of 4% and a maximum of 12%, with such limits differing by officer.  The Company has also entered into deferred compensation agreements with certain other officers. Under the provisions of the agreements, the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution differs by officer and is a maximum between 4% and 10% of compensation. Interest on the deferred amounts is earned at prime rate plus one percentage point, and has a minimum of 4% and shall not exceed 8%.

Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. As of December 31, 2021 and 2020, the liability related to the agreements totaled $32.3 million and $24.7 million, respectively.

Changes in the deferred compensation agreements, included in other liabilities, are as follows for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
	(dollars in thousands)

Balance, beginning	$24,713	$19,474	$15,029
Employee deferrals	4,900	3,959	2,474
Company match and interest	3,048	2,628	2,072
Cash payments made	(308)	(1,348)	(101)
Balance, ending	$32,353	$24,713	$19,474

Note 16. Stock-Based Compensation

The Company’s Board of Directors adopted in February 2010, and the stockholders approved in May 2010, the QCR Holdings, Inc. 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”). The Company’s Board of Directors adopted in February 2013, and the stockholders approved in May 2013, the QCR Holdings, Inc. 2013 Equity Incentive Plan (“2013 Equity Incentive Plan”). The Company’s Board of Directors adopted in February 2016, and the stockholders approved in May 2016, the QCR Holdings, Inc. 2016 Equity Incentive Plan (“2016 Equity Incentive Plan”). Up to 350,000, 350,000, and 400,000 shares of common stock, respectively, may be issued to employees and directors of the Company and its subsidiaries pursuant to equity incentive awards granted under these plans.

The 2010 Equity Incentive Plan, the 2013 Equity Incentive Plan, and the 2016 Equity Incentive Plan (collectively, the “Equity Plans”) are administered by the Compensation Committee of the Board of Directors (the “Committee”). As of December 31, 2021, there were 132,375 remaining shares of common stock available for the grant of future awards under the Equity Plans; however, such future awards may be granted only under the 2016 Equity Incentive Plan.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (continued)

Stock-based compensation expense was reflected in the Consolidated Financial Statements as follows for the years ended December 31, 2021, 2020, and 2019.

	2021	2020	2019
	(dollars in thousands)

Stock options	$270	$297	$475
Restricted stock awards	1,864	1,619	1,850
Stock purchase plan	218	234	144
	$2,352	$2,150	$2,469

Stock options:

A summary of the stock option plans as of December 31, 2021, 2020, and 2019 and changes during the years then ended is presented below:

	December 31,
	2021		2020		2019
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning	407,763	$22.24	426,913	$20.14	469,572	$18.52
Granted	22,150	43.61	23,350	39.12	20,200	36.00
Exercised	(60,317)	15.76	(41,650)	10.67	(59,393)	12.11
Forfeited	(1,598)	38.50	(850)	19.94	(3,466)	31.59
Outstanding, ending	367,998	24.46	407,763	22.24	426,913	20.14

Exercisable, ending	318,266		354,899		365,084

Weighted average fair value per option granted	$10.85		$10.07		$11.29

A further summary of options outstanding as of December 31, 2021 is presented below:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$9.30	29,406	0.08	$9.30	29,406	$9.30
$15.50 to $15.65	64,106	1.25	15.64	64,066	15.64
$17.10 to $18.00	110,499	2.57	17.31	110,459	17.31
$22.64 to $29.77	55,216	4.20	22.83	53,716	22.64
$36.00 to $41.95	37,834	7.66	38.25	14,360	37.84
$42.65 to $48.50	70,937	6.59	43.78	46,259	43.84
	367,998			318,266

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (continued)

Restricted stock awards:

A summary of changes in the Company’s nonvested restricted stock, restricted stock unit and performance stock unit awards as of December 31, 2021, 2020 and 2019 is presented below:

	December 31,
	2021	2020	2019
Outstanding, beginning	102,489	106,826	64,099
Granted*	38,360	34,559	85,961
Released	(43,691)	(37,296)	(37,624)
Forfeited	(51)	(1,600)	(5,610)
Outstanding, ending	97,107	102,489	106,826

Weighted average fair value per share granted	$45.18	$39.39	$20.14

*  At December 31, 2021, includes 12,412 shares of restricted stock, 25,948 restricted stock units.

At December 31, 2020, includes 8,913 shares of restricted stock and 25,646 restricted stock units.

At December 31, 2019, includes 18,634 shares of restricted stock, 49,269 restricted stock units and 18,058 restricted stock units.

The total grant value of restricted stock, restricted stock unit and performance share unit awards that were released during the years ended December 31, 2021, 2020 and 2019 was $1.9 million, $1.4 million and $1.3 million, respectively.

Stock purchase plan:

The Company’s Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). On May 2, 2012, the Company’s stockholders approved a complete amendment and restatement of the Purchase Plan. As of January 1, 2021, there were 61,186 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 85% or the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in an offering period is $10 thousand. Additionally, the maximum percentage that any one participant can elect to contribute is 15% of his or her compensation for the years ended December 31, 2021, 2020 and 2019.  Information for the stock purchase plan for the years ended December 31, 2021, 2020 and 2019 is presented below:

	2021	2020	2019
Shares granted	28,396	38,738	29,882
Shares purchased	30,543	37,114	28,775
Weighted average fair value per share granted	$7.67	$6.03	$4.81

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of December 31, 2021 and 2020, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2021 and 2020 are also presented in the following table (dollars in thousands). As of December 31, 2021 and 2020, the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2021:
Company:
Total risk-based capital	$814,629	14.77%	$441,100	>	8.00%	$578,944	>	10.50%	$551,375	>	10.00%
Tier 1 risk-based capital	631,649	11.46	330,825	>	6.00	468,669	>	8.50	441,100	>	8.00
Tier 1 leverage	631,649	10.46	241,579	>	4.00	241,579	>	4.00	301,974	>	5.00
Common equity Tier 1	593,494	10.76	248,119	>	4.50	385,962	>	7.00	358,394	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$247,658	13.29%	$149,126	>	8.00%	$195,727	>	10.50%	$186,407	>	10.00%
Tier 1 risk-based capital	224,253	12.03	111,844	>	6.00	158,446	>	8.50	149,126	>	8.00
Tier 1 leverage	224,253	10.45	85,873	>	4.00	85,873	>	4.00	107,341	>	5.00
Common equity Tier 1	224,253	12.03	83,883	>	4.50	130,485	>	7.00	121,164	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$277,673	14.85%	$149,595	>	8.00%	$196,343	>	10.50%	$186,993	>	10.00%
Tier 1 risk-based capital	254,279	13.60	112,196	>	6.00	158,944	>	8.50	149,595	>	8.00
Tier 1 leverage	254,279	12.59	80,777	>	4.00	80,777	>	4.00	100,971	>	5.00
Common equity Tier 1	254,279	13.60	84,147	>	4.50	130,895	>	7.00	121,546	>	6.50
Community State Bank:
Total risk-based capital	$123,365	11.95%	$82,601	>	8.00%	$108,413	>	10.50%	$103,251	>	10.00%
Tier 1 risk-based capital	110,410	10.69	61,951	>	6.00	87,763	>	8.50	82,601	>	8.00
Tier 1 leverage	110,410	9.67	45,676	>	4.00	45,676	>	4.00	57,095	>	5.00
Common equity Tier 1	110,410	10.69	46,463	>	4.50	72,276	>	7.00	67,113	>	6.50
Springfield First Community Bank:
Total risk-based capital	$101,067	13.39%	$60,369	>	8.00%	$79,235	>	10.50%	$75,462	>	10.00%
Tier 1 risk-based capital	91,625	12.14	45,277	>	6.00	64,142	>	8.50	60,369	>	8.00
Tier 1 leverage	91,625	11.08	33,088	>	4.00	33,088	>	4.00	41,360	>	5.00
Common equity Tier 1	91,625	12.14	33,958	>	4.50	52,823	>	7.00	49,050	>	6.50

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17. Regulatory Capital Requirements and Restrictions on Dividends (continued)

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2020:
Company:
Total risk-based capital	$721,004	14.95%	$385,832	>	8.00%	$506,404	>	10.50%	$482,290	>	10.00%
Tier 1 risk-based capital	546,729	11.34	289,374	>	6.00	409,946	>	8.50	385,832	>	8.00
Tier 1 leverage	546,729	9.49	230,345	>	4.00	230,345	>	4.00	287,931	>	5.00
Common equity Tier 1	508,736	10.55	217,030	>	4.50	337,603	>	7.00	313,488	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$213,608	12.24%	$139,581	>	8.00%	$183,200	>	10.50%	$174,477	>	10.00%
Tier 1 risk-based capital	191,693	10.99	104,686	>	6.00	148,305	>	8.50	139,581	>	8.00
Tier 1 leverage	191,693	8.48	90,430	>	4.00	90,430	>	4.00	113,038	>	5.00
Common equity Tier 1	191,693	10.99	78,514	>	4.50	122,134	>	7.00	113,410	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$217,227	13.14%	$132,269	>	8.00%	$173,603	>	10.50%	$165,336	>	10.00%
Tier 1 risk-based capital	196,438	11.88	99,202	>	6.00	140,536	>	8.50	132,269	>	8.00
Tier 1 leverage	196,438	10.01	78,535	>	4.00	78,535	>	4.00	98,169	>	5.00
Common equity Tier 1	196,438	11.88	74,401	>	4.50	115,735	>	7.00	107,469	>	6.50
Community State Bank:
Total risk-based capital	$108,040	12.69%	$68,117	>	8.00%	$89,404	>	10.50%	$85,146	>	10.00%
Tier 1 risk-based capital	97,350	11.43	51,088	>	6.00	72,374	>	8.50	68,117	>	8.00
Tier 1 leverage	97,350	10.27	37,930	>	4.00	37,930	>	4.00	47,412	>	5.00
Common equity Tier 1	97,350	11.43	38,316	>	4.50	59,602	>	7.00	55,345	>	6.50
Springfield First Community Bank:
Total risk-based capital	$90,334	14.35%	$50,357	>	8.00%	$66,094	>	10.50%	$62,947	>	10.00%
Tier 1 risk-based capital	77,668	12.34	37,768	>	6.00	53,505	>	8.50	50,357	>	8.00
Tier 1 leverage	77,668	10.87	28,575	>	4.00	28,575	>	4.00	35,719	>	5.00
Common equity Tier 1	77,668	12.34	28,326	>	4.50	44,063	>	7.00	40,915	>	6.50

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in four private placements and assumed three issues of junior subordinated debentures in connection with the acquisitions. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. These circumstances did not exist at December 31, 2021 or 2020.

In September 2020 and in February 2019, the Company completed subordinated notes offerings.  See Note 12 to the Consolidated Financial Statements for further information.

On February 18, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  There were 293,153 and 100,932 shares of common stock purchased by the Company during the year ended December 31, 2021 and 2020, respectively.  There are 405,915 shares of common stock remaining for repurchase as of December  31, 2021.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18. Earnings per Share

The following information was used in the computation of basic and diluted EPS for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
	(dollars in thousands, except per share data)

Net income	$98,905	$60,582	$57,408

Basic EPS	$6.30	$3.84	$3.65
Diluted EPS	$6.20	$3.80	$3.60

Weighted average common shares outstanding	15,708,744	15,771,650	15,730,016
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	235,964	180,987	237,759
Weighted average common and common equivalent shares outstanding	15,944,708	15,952,637	15,967,775

*  Excludes anti-dilutive shares of 0, 104,636 and 80,437  at December 31, 2021, 2020 and 2019, respectively.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2021 and 2020, no amounts had been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.

As of December 31, 2021 and 2020, commitments to extend credit aggregated $1.2 billion and $1.4 billion, respectively. As of December 31, 2021 and 2020, standby letters of credit aggregated $21.7 million and $24.8 million, respectively. Management does not expect that all of these commitments will be funded.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19. Commitments and Contingencies (continued)

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $3.8 million as of December 31, 2021 and 2020. These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates of insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $20.8 million and $32.4 million of sold residential mortgage loans with recourse provisions still in effect at December 31, 2021 and 2020, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2021, 2020, and 2019. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

Aside from cash on-hand and in-vault, the majority of the Company’s cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $48.2 million and $59.4 million as of December 31, 2021 and 2020, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

In an arrangement with Goldman Sachs, CRBT offers a cash management program for select customers. Based on a predetermined minimum balance, which must be maintained in the customer’s account, excess funds are automatically swept daily to an institutional money market fund administered by Goldman Sachs. At December 31, 2021 and 2020, the Company had $107.0 million and $103.8 million, respectively of customer funds invested in this cash management program. In the opinion of management, no material risk of loss exists due to the financial condition of Goldman Sachs. As of December 31, 2021 and 2020, there were $31.5 million and $24.0 million of investment securities pledged on the Goldman Sachs program, respectively, as a cover to the swap exposure.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

Condensed Balance Sheets
December 31, 2021 and 2020

	2021	2020
	(dollars in thousands)
Assets
Cash and due from banks	$41,531	$88,610
Interest-bearing deposits at financial institutions	5,750	7,200
Investment in bank subsidiaries	769,628	655,232
Investment in nonbank subsidiaries	5,341	4,540
Premises and equipment, net	8,632	9,242
Other assets	7,716	16,268
Total assets	$838,598	$781,092

Liabilities and Stockholders' Equity
Liabilities:
Subordinated notes	$113,850	$113,691
Junior subordinated debentures	38,155	37,993
Other liabilities	9,583	35,615
Total liabilities	161,588	187,299

Stockholders' Equity:
Common stock	15,613	15,806
Additional paid-in capital	273,768	275,807
Retained earnings	386,077	300,804
Accumulated other comprehensive income	1,552	1,376
Total stockholders' equity	677,010	593,793
Total liabilities and stockholders' equity	$838,598	$781,092

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements (continued)

Condensed Statements of Income
Years Ended December 31, 2021, 2020, and 2019

	2021	2020	2019
	(dollars in thousands)

Total interest income	$3	$29	$77
Equity in net income of bank subsidiaries	117,408	79,624	69,966
Equity in net income (loss) of nonbank subsidiaries	456	(261)	6,797
Other	853	289	314
Total income	118,720	79,681	77,154

Interest expense	8,482	6,662	5,836
Salaries and employee benefits	12,446	11,825	8,739
Professional fees	1,983	2,558	1,545
Acquisition costs	624	—	—
Post-acquisition compensation, transition and integration costs	—	145	3,171
Disposition costs	13	312	1,606
Goodwill impairment	—	500	3,000
Other	2,784	2,505	2,147
Total expenses	26,332	24,507	26,044

Income before income tax benefit	92,388	55,174	51,110

Income tax benefit	6,517	5,408	6,298
Net income	$98,905	$60,582	$57,408

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements (continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2021, 2020, and 2019

	2021	2020	2019
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$98,905	$60,582	$57,408
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings of bank subsidiaries	(117,408)	(79,624)	(69,966)
(Earnings) losses of nonbank subsidiaries	(456)	261	(6,797)
Distributions from nonbank subsidiaries	30	40	45,058
Deferred income taxes	(1,093)	6,909	2,498
Accretion of acquisition fair value adjustments	321	378	305
Depreciation	486	454	327
Deferred compensation expense accrued	573	—	—
Stock-based compensation expense	2,352	2,150	2,469
Loss on sale of subsidiary	—	158	—
Gain on sale of fixed assets	155	—	—
Goodwill impairment	—	500	3,000
Decrease (increase) in other assets	5	(7,380)	(2,472)
Increase (decrease) in other liabilities	(14,702)	(5,923)	7,814
Net cash provided by (used in) operating activities	(30,832)	(21,495)	39,644

Cash Flows from Investing Activities:
Net increase (decrease) in interest-bearing deposits at financial institutions	1,450	(1,599)	(4,600)
Capital infusion, bank subsidiaries	—	—	(8,600)
Capital infusion, non-bank subsidiaries	(375)	—	(100)
Net cash received in dissolution of subsidiary	—	8,450	—
Net cash received in sale of subsidiary	—	195	—
Purchase of premises and equipment	(31)	(272)	(2,861)
Net cash provided by (used in) investing activities	1,044	6,774	(16,161)

Cash Flows from Financing Activities:
Activity in other borrowings:
Paydown on revolving line of credit	—	—	(9,000)
Prepayments	—	—	(21,313)
Calls, maturities and scheduled payments	—	—	(1,799)
Proceeds from subordinated notes	—	50,000	63,393
Payment of cash dividends	(3,793)	(3,779)	(3,767)
Proceeds from issuance of common stock, net	670	1,360	1,926
Repurchase and cancellation of shares	(14,168)	(3,779)	—
Net cash provided by (used in) financing activities	(17,291)	43,802	29,440

Net increase (decrease) in cash and due from banks	(47,079)	29,081	52,923

Cash and due from banks:
Beginning	88,610	59,529	6,606
Ending	$41,531	$88,610	$59,529

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Fair Value

Accounting guidance on fair value measurements uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis comprised the following at December 31, 2021 and 2020:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
December 31, 2021:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$23,328	$—	$23,328	$—
Residential mortgage-backed and related securities	94,323	—	94,323	—
Municipal securities	168,266	—	168,266	—
Asset-backed securities	27,124	—	27,124	—
Other securities	24,789	—	24,789	—
Derivatives	222,220	—	222,220	—
Total assets measured at fair value	$560,050	$—	$560,050	$—

Derivatives	$225,135	$—	$225,135	$—
Total liabilities measured at fair value	$225,135	$—	$225,135	$—

December 31, 2020:
Securities AFS:
U.S. govt. sponsored agency securities	$15,336	$—	$15,336	$—
Residential mortgage-backed and related securities	132,842	—	132,842	—
Municipal securities	152,408	—	152,408	—
Asset-backed securities	40,683	—	40,683	—
Other securities	20,697	—	20,697	—
Derivatives	222,757	—	222,757	—
Total assets measured at fair value	$584,723	$—	$584,723	$—

Derivatives	$229,270	$—	$229,270	$—
Total liabilities measured at fair value	$229,270	$—	$229,270	$—

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Fair Value (continued)

Interest rate caps are used for the purpose of hedging interest rate risk on deposits. See Note 7 to the Consolidated Financial Statements for the details of these instruments. The fair values are determined by pricing models that consider observable market data for derivative instruments with similar structures (Level 2 inputs).

Interest rate swaps are used for the purpose of hedging interest rate risk on loans and junior subordinated debt.  See Note 7 to the Consolidated Financial Statements for the details of these instruments. The fair values are determined by comparing the contract rate on the swap with the observable then-current market rate for the remaining term of the transaction (Level 2 inputs).

Interest rate swaps are also executed for select commercial customers. See Note 7 to the Consolidated Financial Statements for the detail of these instruments. The fair values are determined by comparing the contractual rate on the swap with the observable then-current market rate for the remaining term of the transaction (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprised the following at December 31, 2021 and 2020:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

December 31, 2021:
Loans/leases evaluated individually	$6,618	$—	$—	$6,618

December 31, 2020:
Loans/leases evaluated individually	$9,926	$—	$—	$9,926
OREO	22	—	—	22
	$9,948	$—	$—	$9,948

Loans/leases evaluated individually are valued at the lower of cost or fair value and are classified as a Level 3 in the fair value hierarchy. Fair value is measured based on the value of the collateral securing these loans/leases. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Fair Value (continued)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	December 31,	December 31,
	2021	2020	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$6,618	$9,926	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
OREO	—	22	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For loans/leases evaluated individually and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the years ended December 31, 2021 or 2020.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of December 31, 2021		As of December 31, 2020
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$37,490	$37,490	$61,329	$61,329
Federal funds sold	Level 2	12,370	12,370	9,080	9,080
Interest-bearing deposits at financial institutions	Level 2	75,292	75,292	86,596	86,596
Investment securities:
HTM	Level 2	472,385	522,297	476,165	521,277
AFS	Level 2	337,830	337,830	361,966	361,966
Loans/leases receivable, net	Level 3	6,128	6,618	9,191	9,926
Loans/leases receivable, net	Level 2	4,595,283	4,478,899	4,157,562	4,112,735
Derivatives	Level 2	222,220	222,220	222,757	222,757

Deposits:
Nonmaturity deposits	Level 2	4,501,424	4,501,424	4,138,478	4,138,478
Time deposits	Level 2	421,348	419,453	460,659	465,681
Short-term borrowings	Level 2	3,800	3,800	5,430	5,430
FHLB advances	Level 2	15,000	15,000	15,000	14,998
Subordinated notes	Level 2	113,850	116,203	118,691	112,406
Junior subordinated debentures	Level 2	38,155	31,072	37,993	30,618
Derivatives	Level 2	225,135	225,135	229,270	229,270

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

Selected financial information on the Company’s business segments is presented as follows as of and for the years ended December 31, 2021, 2020, and 2019:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	SFCB	All other	Eliminations	Total

	(dollars in thousands)
Year Ended December 31, 2021
Total revenue	$88,689	$129,080	$43,945	$38,342	$119,451	$(118,930)	$300,577
Net interest income	66,232	57,354	35,512	26,351	(8,479)	1,263	178,233
Provision for credit losses	1,519	(697)	2,219	445	—	—	3,486
Net income (loss)	34,616	55,411	12,802	14,579	99,331	(117,834)	98,905
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	1,702	2,653	4,994	—	—	9,349
Total assets	2,142,344	2,030,279	1,168,606	882,885	845,120	(973,102)	6,096,132

Year Ended December 31, 2020*
Total revenue	$92,336	$125,416	$50,448	$42,036	$2,197	$(262)	$312,171
Net interest income	63,366	52,857	31,570	24,759	(6,633)	1,031	166,950
Provision for loan/lease losses	21,612	19,438	9,243	5,411	—	—	55,704
Net income (loss) from continuing operations	21,557	33,890	11,379	12,797	(19,041)	—	60,582
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	2,189	3,305	5,887	—	—	11,381
Total assets	2,153,773	1,957,695	1,004,183	779,956	134,407	(324,971)	5,705,043

Year Ended December 31, 2019*
Total revenue	$87,433	$96,631	$42,059	$31,569	$38,758	$(1,606)	$294,844
Net interest income	52,097	44,310	31,370	21,422	6,360	—	155,559
Provision for loan/lease losses	3,433	1,080	679	1,315	559	—	7,066
Net income (loss) from continuing operations	21,607	27,716	10,787	8,244	(10,946)	—	57,408
Goodwill	3,223	14,980	9,888	45,975	682	—	74,748
Intangibles	—	2,684	3,980	6,802	1,504	—	14,970
Total assets	1,682,477	1,572,324	853,833	748,753	116,968	(65,305)	4,909,050

*Includes financial results for RB&T for the period from January 1, 2019 through November 30, 2019, prior to the sale of the majority of  its assets and liabilities.  Includes financial results for the Bates Companies for the year 2019 and the period from January 1, 2020 through August 12, 2020, prior to the sale of the companies.

Note 23. Pending Acquisition

On November 9, 2021, the Company announced the signing of a definitive agreement whereby the Company will acquire GFED and merge Guaranty Bank, the banking subsidiary of GFED into SFCB, the Company’s Springfield-based charter.  The combined bank will operate under the Guaranty Bank name in all Springfield and southwest Missouri markets.  As of December 31, 2021, GFED had $1.2 billion in assets, $815 million in loans and $1.0 billion in deposits.

Under the terms of the merger agreement, stockholders of GFED will have the right to receive for each share of GFED common stock owned, at the election of each stockholder, and subject to proration and adjustment, (1) $30.50 in cash, (2) 0.58775 shares of the Company’s common stock, or (3) mixed consideration of $6.10 in cash and 0.4702 shares of the Company’s common stock, with total consideration to consist of approximately 80% stock and 20% cash.  Based upon the $59.99 closing price of the Company’s common stock as of November 5, 2021, the transaction is valued at approximately $151.6 million.  The transaction is subject to regulatory approvals, approval by GFED’s stockholders and certain customary closing conditions.  The transaction is expected to close late in the first quarter or early in the second quarter of 2022.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) promulgated under the Exchange Act) as of December 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was: (1) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures; and (2) recorded, processed, summarized and reported as and when required.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2021. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021.

RSM US LLP, the Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021, which is included on the following pages of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QCR Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited QCR Holdings, Inc. and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements of the Company and our report dated March 11, 2022 expressed an unqualified opinion.

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

March 11, 2022

Changes in Internal Control over Financial Reporting. There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably like to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

The table below sets forth the following information as of December 31, 2021 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	The number of securities to be issued upon the exercise of outstanding options, warrants, and rights;
(b)	The weighted-average exercise price of such outstanding options, warrants, and rights; and
(c)	Other than securities to be issued upon the exercise of such outstanding options, warrants, and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Number of securities remaining
	Number of securities to be			available for future issuance
	issued upon exercise of		Weighted-average exercise price	under equity compensation
	outstanding options, warrants,		of outstanding options,	plans (excluding securities
Plan category	and rights		warrants, and rights (1)	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	452,586	(2)	$24.65	193,561	(3)

Equity compensation plans not approved by stockholders	—		—	—

Total	452,586	(2)	$24.65	193,561	(3)

(1)	The weighted average exercise price only relates to outstanding option awards.
(2)	Includes 367,998 outstanding option awards and 69,476 outstanding restricted stock units and 10,082 performance share units granted under the Equity Plans.
(3)Includes 132,375 and 61,186 shares available under the QCR Holdings, Inc. 2016 Equity Incentive Plan and QCR Holdings, Inc.

Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management and Directors” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

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

2.1

Agreement and Plan of Merger, dated as of November 9, 2021, by and between QCR Holdings, Inc. and Guaranty Federal Bancshares, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 9, 2021).*

3.1

Certificate of Incorporation of QCR Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the period ended September 30, 2011).

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

10.2+

Amended and Restated Executive Deferred Compensation Plan Participation Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 19, 2013 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.3+

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

10.5+

Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 31, 2008 (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.6+	QCR Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A dated March 21, 2012).

10.7+	QCR Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A dated March 20, 2013).

10.8+

Form of Participation Agreement under the QCR Holdings, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.9+	QCR Holdings, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2016).

10.10+

QCR Holdings, Inc., Non-Qualified Supplemental Executive Retirement Plan, as amended and restated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 28, 2016).

10.11+

Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between Quad City Bank and Trust Company and John H. Anderson dated December 22, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 28, 2016).

10.12+

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.5 of the Company’s Form S-8 filed on October 27, 2016 (File No. 333-214282)).

10.13+

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on October 27, 2016 (File No. 333-214282)).

10.14+

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

10.16+

Employment Agreement, dated November 19, 2018, between QCR Holdings, Inc. and Todd Gipple (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed November 19, 2018).

10.17+

Employment Agreement, dated January 9, 2019, between QCR Holdings, Inc., Quad City Bank and Trust Company, and John Anderson (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2019).

10.18+

Executive Deferred Compensation Plan Participation Agreement, dated December 16, 2016, between Quad City Bank and Trust Company and John Anderson (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2019).

10.19+

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

10.22+	QCR Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A dated March 22, 2010).

10.23+	Separation Agreement and General Release of Claims, dated January 15, 2021, between QCR Holdings, Inc. and Robert Fulp.

21.1	Subsidiaries of QCR Holdings, Inc. (filed herewith).

23.1	Consent of Independent Registered Pubic Accounting Firm - RSM US LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, December 31, 2020, and December 31, 2019; (iv) Consolidated Statements of Changes in Stockholders; Equity for the years ended December 31, 2021, December 31, 2020 and December 31, 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, December 31, 2020 and December 31, 2019; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

+	A compensatory arrangement.

*

QCR Holdings, Inc. has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. QCR Holdings, Inc. will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

Item 16.    Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.

Dated: March 11, 2022	By:	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Dated: March 11, 2022	By:	/s/ Todd A. Gipple
Todd A. Gipple
President, Chief Operating Officer and Chief Financial Officer

Dated: March 11, 2022	By:	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES

Signature	Title	Date

/s/ Marie Ziegler	Chair of the Board of Directors	March 11, 2022
Marie Ziegler

/s/ James Field	Vice-Chair of the Board of Directors	March 11, 2022
James Field

/s/ Larry J. Helling	Chief Executive Officer and Director	March 11, 2022
Larry J. Helling

/s/ John Paul E. Besong	Director	March 11, 2022
John Paul E. Besong

/s/ Todd A. Gipple	President, Chief Operating Officer	March 11, 2022
Todd A. Gipple	Chief Financial Officer and Director

/s/ Mary Kay Bates	Director	March 11, 2022
Mary Kay Bates

/s/ Mark C. Kilmer	Director	March 11, 2022
Mark C. Kilmer

/s/ Patrick S. Baird	Director	March 11, 2022
Patrick S. Baird

/s/ Brent R. Cobb	Director	March 11, 2022
Brent R. Cobb

/s/ Elizabeth S. Jacobs	Director	March 11, 2022
Elizabeth S. Jacobs

/s/ Donna J. Sorensen, J.D.	Director	March 11, 2022
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

In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“Regulatory Relief Act”) eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. These reforms have been favorable to the Company’s operations.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Banks. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

COVID-19 Pandemic

The federal bank regulatory agencies, along with their state counterparts, issued a steady stream of guidance responding to the COVID-19 pandemic and they took a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These included, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the CRA for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews, and they have continued using virtual bank examinations in 2022.

Reference is made to the discussion of Economic Risks in the Risk Factors section and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Form 10-K for discussions of the impact of the COVID-19 pandemic. In addition, information as to selected topics is contained in the relevant sections of this Supervision and Regulation discussion provided below.

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions generally are required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as “Basel” rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. The United States bank regulatory agencies adopted the Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015 (the “Basel III Rule”). Basel III established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously: it increased the required quantity and quality of capital; and it required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings.

The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and the Banks are each subject to the Basel III Rule.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital in the event that such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios as follows:

●	A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
●	A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
●	A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

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

Well-Capitalized Requirements. The ratios described above are minimum standards for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

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

As of December 31, 2021: (i) none of the Banks was subject to a directive from the Iowa Division of Banking, the Missouri Division of Finance, or the Federal Reserve, as applicable, to increase its capital and (ii) the Banks were well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2021, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company also is in compliance with the capital conservation buffer.

Prompt Corrective Action. The concept of an institution being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of depository institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

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

Supervision and Regulation of the Company

General. The Company, as the sole stockholder of the Banks, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation, supervision and enforcement by, the Federal Reserve under the BHCA. The Company is legally obligated to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999, to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has elected to operate as a financial holding company.

In order to maintain its status as a financial holding company, the Company and the Banks must be well-capitalized, well-managed, and the Banks must have a least a satisfactory CRA rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but, during the period of noncompliance, the Federal Reserve may place any limitations on the Company that it deems appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company but may arise under certain circumstances between 10% and 24.99% ownership.

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

The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Smaller banking organizations, like the Company, that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.

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

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Supervision and Regulation of the Banks

General. The Company owns four subsidiary banks: QCBT, CRBT and CSB are chartered under Iowa law (collectively, the “Iowa Banks”) and SFCB is chartered under Missouri law. The deposit accounts of the Banks are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. All four of the Company’s subsidiary banks are members of the Federal Reserve System (“member banks”). In 2019, the Company sold RB&T and it no longer owns a bank in Illinois. QCBT owns QCIA, a registered investment adviser, as a wholly owned subsidiary.

As Iowa-chartered, FDIC-insured banks, the Iowa Banks are subject to the examination, supervision, reporting and enforcement requirements of the Iowa Division of Banking, as the chartering authority for Iowa banks. As a Missouri-chartered, FDIC-insured bank, SFCB is subject to the examination, supervision, reporting and enforcement requirements of the Missouri Division of Finance, as the chartering authority for Missouri banks. All four of the Company’s subsidiary banks also are subject to the examination, reporting and enforcement requirements of the Federal Reserve, as the primary federal regulator of member banks. In addition, the FDIC, as administrator of the DIF, has regulatory authority over the Banks.

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018. As a result, the FDIC provided assessment credits to insured depository institutions, like the Banks, with total consolidated assets of less than $10 billion, for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio fell to 1.30% in 2020 because of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits to the Banks as of September 30, 2020.

The DIF balance was $121.9 billion on September 30, 2021, up $1.4 billion from the end of the second quarter.  The reserve ratio remained at 1.27%, as growth in the fund balance kept pace with growth in insured deposits. The FDIC staff continues to closely monitor the factors that affect the reserve ratio, and any change could impact FDIC assessments.

Supervisory Assessments. Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 31, 2021, the Iowa Banks paid supervisory assessments to the Iowa Division of Banking totaling $312,943 and SFCB paid supervisory assessments to the Missouri Division of Finance totaling $52,710.

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

Dividend Payments. The primary source of funds for the Company is dividends from the Banks. In general, the Banks may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made or out of their retained earnings. The Federal Reserve Act also imposes limitations on the amount of dividends paid by state member banks, such as the Banks. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank’s calendar year-to-date net income plus the bank’s retained income for the two preceding calendar years.

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2021. Notwithstanding the availability of funds for dividends, however, the Federal Reserve, the FDIC, the Missouri Division of Finance or the Iowa Division of Banking, as applicable, may prohibit the payment of dividends by one of the Banks if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay unrestricted dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Certain limitations and reporting requirements are also placed on extensions of credit by each Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms on which any person who is a director or officer of the Company or the Banks, or a principal stockholder of the Company, may obtain credit from banks with which any of the Banks maintains a correspondent relationship.

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

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. Although regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-

insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates that the institution pays on deposits, or require the institution to take any action that the regulator deems appropriate under the circumstances. Noncompliance with safety and soundness also may constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions that they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. Each Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves. Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. The amount of reserves is established by the Federal Reserve based on tranches of zero, three and ten percent of a bank’s transaction account deposits. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the legally mandated reserve maintenance requirement. The action permits the Banks to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

Federal Home Loan Bank System. The Banks are each a member of the FHLB, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Community Reinvestment Act Requirements. The CRA requires the Banks to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess each Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements. In a joint statement responding to the COVID-19 pandemic, the bank regulatory agencies announced favorable CRA consideration for banks providing retail banking services and lending activities in their assessment areas, consistent with safe and sound banking practices, that are responsive to the needs of low- and moderate-income individuals, small businesses, and small farms affected by the pandemic. Those activities include waiving certain fees, easing restrictions on out-of-state and non-customer checks, expanding credit products, increasing credit limits for creditworthy borrowers, providing alternative service options, and offering prudent payment accommodations. The joint statement also provided favorable CRA consideration for certain pandemic-related community development activities.

Anti-Money Laundering. The USA PATRIOT Act, the Bank Secrecy Act and other similar laws are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. These laws mandate financial services companies to have policies and procedures with respect to measures designed to address the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate (“CRE”) is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2021, QCBT, CRBT and SFCB were in compliance with the 300% guideline for commercial real estate loans. Although CSB’s loan portfolio has historically been real estate dominated and its real estate portfolio levels exceed these policy limits, it has established a Credit Risk Committee to routinely monitor its real estate portfolio.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many rules issued by the CFPB, as required by the Dodd-Frank Act, addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act and the CFPB’s enabling rules imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The CFPB’s rules have not had a significant impact on any Bank operations, except for higher compliance costs.

Regulation of QCIA

QCIA provides financial investment services as part of the wealth management operations of the Company. QCIA is an investment adviser registered with the SEC.  The SEC has supervisory, examination and enforcement authority over its operations. The SEC’s focus is primarily for the protection of investors under the federal securities laws.