Form 10-Q
period 2022-03-31
QCR HOLDINGS INC
filed 2022-05-09
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 2022, the Registrant had outstanding 17,651,425 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 31, 2022 and December 31, 2021

	March 31,	December 31,
	2022	2021

	(dollars in thousands)
Assets
Cash and due from banks	$50,540	$37,490
Federal funds sold	9,635	12,370
Interest-bearing deposits at financial institutions	56,755	75,292

Securities held to maturity, at amortized cost, net of allowance for credit losses	476,625	472,385
Securities available for sale, at fair value	346,686	337,830
Total securities	823,311	810,215

Loans receivable held for sale	2,968	3,828
Loans/leases receivable held for investment	4,824,900	4,676,304
Gross loans/leases receivable	4,827,868	4,680,132
Less allowance for credit losses	(74,786)	(78,721)
Net loans/leases receivable	4,753,082	4,601,411

Bank-owned life insurance	62,770	62,424
Premises and equipment, net	80,634	78,530
Restricted investment securities	30,722	19,353
Goodwill	74,066	74,066
Intangibles	8,856	9,349
Derivatives	107,326	222,220
Other assets	118,122	93,412
Total assets	$6,175,819	$6,096,132

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,275,493	$1,268,788
Interest-bearing	3,564,196	3,653,984
Total deposits	4,839,689	4,922,772

Short-term borrowings	1,190	3,800
Federal Home Loan Bank advances	290,000	15,000
Subordinated notes	113,890	113,850
Junior subordinated debentures	38,190	38,155
Derivatives	116,193	225,135
Other liabilities	108,743	100,410
Total liabilities	5,507,895	5,419,122

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 March 2022 and December 2021 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 March 2022 - 15,579,605 shares issued and outstanding December 2021 - 15,613,460 shares issued and outstanding	15,580	15,613
Additional paid-in capital	272,370	273,768
Retained earnings	405,762	386,077
Accumulated other comprehensive income (loss):
Securities available for sale	(16,171)	5,925
Derivatives	(9,617)	(4,373)
Total stockholders' equity	667,924	677,010
Total liabilities and stockholders' equity	$6,175,819	$6,096,132

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended March 31, 2022 and 2021

	2022	2021

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$44,196	$41,333
Securities:
Taxable	2,398	2,042
Nontaxable	4,150	3,934
Interest-bearing deposits at financial institutions	35	37
Restricted investment securities	281	219
Federal funds sold	2	—
Total interest and dividend income	51,062	47,565

Interest expense:
Deposits	3,137	3,427
Short-term borrowings	—	1
Federal Home Loan Bank advances	82	9
Subordinated notes	1,554	1,594
Junior subordinated debentures	556	559
Total interest expense	5,329	5,590
Net interest income	45,733	41,975
Provision for credit losses	(2,916)	6,713
Net interest income after provision for credit losses	48,649	35,262

Noninterest income:
Trust department fees	2,963	2,801
Investment advisory and management fees	1,036	940
Deposit service fees	1,555	1,408
Gains on sales of residential real estate loans, net	493	1,337
Gains on sales of government guaranteed portions of loans, net	19	—
Swap fee income/capital markets revenue	6,422	13,557
Earnings on bank-owned life insurance	346	471
Debit card fees	1,007	975
Correspondent banking fees	277	314
Other	1,515	1,686
Total noninterest income	15,633	23,489

Noninterest expense:
Salaries and employee benefits	23,627	24,847
Occupancy and equipment expense	3,937	4,108
Professional and data processing fees	3,671	3,443
Acquisition costs	1,851	—
Disposition costs	—	8
FDIC insurance, other insurance and regulatory fees	1,310	1,065
Loan/lease expense	267	300
Net cost of (income from) and gains/losses on operations of other real estate	(1)	39
Advertising and marketing	761	627
Bank service charges	541	523
Correspondent banking expense	199	200
Intangibles amortization	493	508
Other	1,669	1,560
Total noninterest expense	38,325	37,228
Net income before income taxes	25,957	21,523
Federal and state income tax expense	2,333	3,541
Net income	$23,624	$17,982

Basic earnings per common share	$1.51	$1.14
Diluted earnings per common share	$1.49	$1.12

Weighted average common shares outstanding	15,625,112	15,803,643
Weighted average common and common equivalent shares outstanding	15,852,256	16,025,548

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)

Net income	$23,624	$17,982

Other comprehensive income (loss):

Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period before tax	(29,170)	(5,759)

Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	(6,858)	3,153
Less reclassification adjustment for caplet amortization before tax	(221)	(151)
	(6,637)	3,304

Other comprehensive loss, before tax	(35,807)	(2,455)
Tax benefit	(8,467)	(704)
Other comprehensive loss, net of tax	(27,340)	(1,751)

Comprehensive income (loss)	$(3,716)	$16,231

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three Months Ended March 31, 2022 and 2021

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

	(dollars in thousands)

Balance December 31, 2021	$15,613	$273,768	$386,077	$1,552	$677,010
Net income	—	—	23,624	—	23,624
Other comprehensive (loss), net of tax	—	—	—	(27,340)	(27,340)
Common cash dividends declared, $0.06 per share	—	—	(939)	—	(939)
Repurchase and cancellation of 77,500 shares of common stock
as a result of a share repurchase program	(77)	(1,338)	(3,000)	—	(4,415)
Stock-based compensation expense	—	751	—	—	751
Issuance of common stock under employee benefit plans	44	(811)	—	—	(767)
Balance, March 31, 2022	$15,580	$272,370	$405,762	$(25,788)	$667,924

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2020	$15,806	$275,807	$300,804	$1,376	$593,793
Impact of adoption of ASU 2016-13	—	—	(937)	—	(937)
Net income	—	—	17,982	—	17,982
Other comprehensive loss, net of tax	—	—	—	(1,751)	(1,751)
Common cash dividends declared, $0.06 per share	—	—	(949)	—	(949)
Stock-based compensation expense	—	841	—	—	841
Issuance of common stock under employee benefit plans	38	(298)	—	—	(260)
Balance, March 31, 2021	$15,844	$276,350	$316,900	$(375)	$608,719

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2022 and 2021

	2022	2021

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,624	$17,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,297	1,331
Provision for credit losses	(2,916)	6,713
Stock-based compensation expense	751	841
Deferred compensation expense accrued	1,026	1,289
Gains on other real estate owned, net	—	(1)
Amortization of premiums on securities, net	336	597
Caplet amortization	221	151
Mark to market gains on unhedged derivatives, net	(906)	(164)
Loans originated for sale	(25,749)	(59,785)
Proceeds on sales of loans	27,121	59,216
Gains on sales of residential real estate loans	(493)	(1,337)
Gains on sales of government guaranteed portions of loans	(19)	—
Gains on sales and disposals of premises and equipment	(10)	(21)
Amortization of intangibles	493	508
Accretion of acquisition fair value adjustments, net	(118)	(504)
Increase in cash value of bank-owned life insurance	(346)	(471)
Increase in other assets	(16,243)	(8,243)
Decrease in other liabilities	(1,123)	(6,959)
Net cash provided by operating activities	$6,946	$11,143

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	2,735	7,730
Net decrease in interest-bearing deposits at financial institutions	18,537	32,890
Proceeds from sales of other real estate owned	—	1
Activity in securities portfolio:
Purchases	(52,403)	(53,567)
Calls, maturities and redemptions	7,213	48,988
Paydowns	10,113	19,308
Sales	—	19,540
Activity in restricted investment securities:
Purchases	(11,389)	(1,680)
Redemptions	20	59
Net increase in loans/leases originated and held for investment	(148,521)	(107,996)
Purchase of premises and equipment	(3,428)	(1,800)
Proceeds from sales of premises and equipment	37	21
Net cash used in investing activities	$(177,086)	$(36,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(83,083)	32,645
Net increase (decrease) in short-term borrowings	(2,610)	1,410
Activity in Federal Home Loan Bank advances:
Net change in short-term and overnight advances	275,000	10,000
Payment of cash dividends on common stock	(935)	(947)
Payment from issuance of common stock, net	(767)	(260)
Repurchase and cancellation of shares	(4,415)	—
Net cash provided by financing activities	$183,190	$42,848

Net increase in cash and due from banks	13,050	17,485

Cash and due from banks, beginning	37,490	61,329
Cash and due from banks, ending	$50,540	$78,814

Supplemental disclosure of cash flow information, cash payments for:
Interest	$6,271	$7,674
Income/franchise taxes	38	35

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized losses on securities available for sale and derivative instruments, net	(27,340)	(1,751)
Change in retained earnings from adoption of ASU 2016-13	—	(937)
Transfers of loans to other real estate owned	—	153
Due to broker for purchases of securities	7,533	2,568
Decrease in the fair value of back-to-back interest rate swap assets and liabilities	(119,357)	(100,886)
Dividends payable	939	949

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2022

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The interim unaudited Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2022. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited Consolidated Financial Statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended March 31, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

ACL: Allowance for credit losses AFS: Available for sale	FTEs: Full-time equivalents GAAP: Generally Accepted Accounting Principles
Allowance: Allowance for credit losses	GFED: Guaranty Federal Bancshares
AOCI: Accumulated other comprehensive income (loss)	HTM: Held to maturity
ASC: Accounting Standards Codification	LIBOR: London Inter-Bank Offered Rate
ASU: Accounting Standards Update	LIHTC: Low-income housing tax credit
Bates Companies: Bates Financial Advisors, Inc., Bates	m2: m2 Equipment Finance, LLC
Financial Services, Inc., Bates Securities, Inc. and	NIM: Net interest margin
Bates Financial Group, Inc.	NPA: Nonperforming asset
BOLI: Bank-owned life insurance	NPL: Nonperforming loan
Caps: Interest rate cap derivatives	OBS: Off-balance sheet
CARES Act: Coronavirus Aid, Relief and Economy	OREO: Other real estate owned
Security Act	OTTI: Other-than-temporary impairment
CECL: Current Expected Credit Losses	PCAOB: Public Company Accounting Oversight Board
Community National: Community National Bancorporation	PCD: Purchased credit deteriorated loan
COVID-19: Coronavirus Disease 2019	PCI: Purchased credit impaired
CRBT: Cedar Rapids Bank & Trust Company	PPP: Paycheck Protection Program
CRE: Commercial real estate	Provision: Provision for credit losses
CSB: Community State Bank	QCBT: Quad City Bank & Trust Company
C&I: Commercial and industrial	ROAA: Return on average assets
EBA: Excess balance account	ROAE: Return on average equity
EPS: Earnings per share	SBA: U.S. Small Business Administration
Exchange Act: Securities Exchange Act of 1934, as	SEC: Securities and Exchange Commission
amended	SFCB: Guaranty Bank, formerly known as Springfield First
FASB: Financial Accounting Standards Board	Community Bank
FDIC: Federal Deposit Insurance Corporation	SFG: Specialty Finance Group
Federal Reserve: Board of Governors of the Federal	TA: Tangible assets
Reserve System	TCE: Tangible common equity
FHLB: Federal Home Loan Bank	TDRs: Troubled debt restructurings
FRB: Federal Reserve Bank of Chicago	TEY: Tax equivalent yield
The Company: QCR Holdings, Inc.

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries which include the accounts of four commercial banks: QCBT, CRBT, CSB and SFCB. All are state-chartered commercial banks and all are members of the Federal Reserve system. On April 1, 2022, the Company completed its acquisition of GFED and on April 2, 2022 merged Guaranty Bank, the banking subsidiary of GFED, into SFCB, the Company’s Springfield-based charter. The combined bank changed its name to Guaranty Bank. The Company engages in direct financing lease contracts through m2, a wholly-owned subsidiary of QCBT. All material intercompany transactions and balances have been eliminated in consolidation.

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

Management has assessed the impacts of ASU 2020-04 and the related opportunities and risks involved in the LIBOR transition. Specifically, management has identified all of the financial instruments with LIBOR exposure which includes certain commercial loans, interest rate swaps, interest rate caps, and certain securities.  In all cases, management has determined a plan of transition from LIBOR to a different index.  The transition will happen prior to the expiration of published LIBOR rates on June 30, 2023.  Management expects the transition to have a minimal impact to the Company’s financial statements.

In April 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures.  Under the standard, the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 is eliminated and guidance on “vintage disclosures” is amended to require disclosure of current-period gross write-offs by year of origination.  The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.  For public companies that have adopted ASC 326, the changes take effect in reporting periods beginning after December 15, 2022.  Management is currently analyzing the impact of the statement on the Company’s financial statements.

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of March 31, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost*	Gains	(Losses)	Value

	(dollars in thousands)
March 31, 2022:
Securities HTM:
Municipal securities	$475,773	$10,649	$(3,095)	$483,327
Other securities	1,050	—	—	1,050
	$476,823	$10,649	$(3,095)	$484,377

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$22,655	$37	$(1,312)	$21,380
Residential mortgage-backed and related securities	88,935	207	(2,762)	86,380
Municipal securities	209,052	701	(18,280)	191,473
Asset-backed securities	22,859	449	(76)	23,232
Other securities	24,519	142	(440)	24,221
	$368,020	$1,536	$(22,870)	$346,686

*     HTM securities shown on the balance sheet of $476.6 million represents amortized cost of $476.8 million, net of allowance for credit losses of $198 thousand as of March 31, 2022.

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

*     HTM securities shown on the balance sheet of $472.4 million represents amortized cost of $472.6 million, net of allowance for credit losses of $198 thousand as of December 31, 2021.

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
March 31, 2022:
Securities HTM:
Municipal securities	$87,662	$(3,095)	$—	$—	$87,662	$(3,095)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$13,725	$(850)	$2,675	$(462)	$16,400	$(1,312)
Residential mortgage-backed and related securities	40,124	(869)	18,455	(1,893)	58,579	(2,762)
Municipal securities	139,706	(17,719)	4,914	(561)	144,620	(18,280)
Asset-backed securities	10,853	(76)	—	—	10,853	(76)
Other securities	13,267	(440)	—	—	13,267	(440)
	$217,675	$(19,954)	$26,044	$(2,916)	$243,719	$(22,870)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2021:
Securities HTM:
Other securities	$1,049	$(1)	$—	$—	$1,049	$(1)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$9,802	$(156)	$3,035	$(140)	$12,837	$(296)
Residential mortgage-backed and related securities	5,363	(67)	19,406	(713)	24,769	(780)
Municipal securities	13,287	(211)	1,001	(4)	14,288	(215)
Other securities	4,528	(30)	—	—	4,528	(30)
	$32,980	$(464)	$23,442	$(857)	$56,422	$(1,321)

At March 31, 2022, the investment portfolio included 649 securities. Of this number, 286 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 3.07% of the total amortized cost of the portfolio. Of these 286 securities, there were 19 securities that had an unrealized loss for twelve months or more.

The following table presents the activity in the allowance for credit losses for held to maturity securities by major security type for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Municipal	Other		Municipal	Other
	securities	securities	Total	securities	securities	Total

Allowance for credit losses:
Beginning balance	$198	$—	$198	$—	$—	$—
Impact of adopting ASU 2016-13	—	—	—	182	1	183
Provision for credit loss expense	—	—	—	(9)	—	(9)
Balance, ending	$198	$—	$198	$173	$1	$174

There were no proceeds or gains/losses from the sales of securities in the first quarter of 2022.  There were $19.5 million in proceeds during the first quarter of 2021 with no gains/losses from those sales.

The amortized cost and fair value of securities as of March 31, 2022 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$3,666	$3,672
Due after one year through five years	20,506	20,571
Due after five years	452,651	460,134
	$476,823	$484,377
Securities AFS:
Due in one year or less	$5,259	$5,282
Due after one year through five years	5,809	5,878
Due after five years	245,158	225,914
	256,226	237,074
Residential mortgage-backed and related securities	88,935	86,380
Asset-backed securities	22,859	23,232
	$368,020	$346,686

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$281,122	$281,819

Securities AFS:
Municipal securities	204,976	187,341
Other securities	24,519	24,220
	$229,495	$211,561

As of March 31, 2022, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 113 issuers with fair values totaling $112.5 million and revenue bonds issued by 174 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $562.3 million. The Company also held investments in general obligation bonds in 22 states, including seven states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 28 states, including 14 states in which the aggregate fair value exceeded $5.0 million.

As of December 31, 2021, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 113 issuers with fair values totaling $114.5 million and revenue bonds issued by 165 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $575.0 million. The Company also held investments in general obligation bonds in 20 states, including seven states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 28 states, including 13 states in which the aggregate fair value exceeded $5.0 million.

Both general obligation and revenue bonds are diversified across many issuers. As of March 31, 2022 and as of December 31, 2021, the Company held revenue bonds of two issuers, located in Ohio, of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. The issuer’s financial condition is strong and the source of repayment is diversified. The Company monitors the investments and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of March 31, 2022, all were within policy limitations approved by the board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of March 31, 2022, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of March 31, 2022 and December 31, 2021 is presented as follows:

	March 31, 2022	December 31, 2021

	(dollars in thousands)

C&I:
C&I - revolving	$263,441	$248,483
C&I - other *	1,374,221	1,346,602
	1,637,662	1,595,085

CRE - owner occupied	439,257	421,701
CRE - non-owner occupied	679,898	646,500
Construction and land development	863,116	918,571
Multi-family	711,682	600,412
Direct financing leases**	43,330	45,191
1-4 family real estate***	379,613	377,361
Consumer	73,310	75,311
	4,827,868	4,680,132
Allowance for credit losses	(74,786)	(78,721)
	$4,753,082	$4,601,411
** Direct financing leases:
Net minimum lease payments to be received	$47,410	$49,362
Estimated unguaranteed residual values of leased assets	165	165
Unearned lease/residual income	(4,245)	(4,336)
	43,330	45,191
Plus deferred lease origination costs, net of fees	484	568
	43,814	45,759
Less allowance for credit losses	(1,465)	(1,546)
	$42,349	$44,213

*     Includes equipment financing agreements outstanding at m2, totaling $242.5 million and $225.1 million as of March 31, 2022 and December 31, 2021, respectively and PPP loans totaling $6.3 million and $28.2 million as of March 31, 2022 and December 31, 2021, respectively.

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

*** Includes residential real estate loans held for sale totaling $3.0 million and $3.8 million as of March 31, 2022 and December 31, 2021, respectively.

Changes in accretable yield for the loans acquired in mergers and acquisitions are as follows:

	Three months ended
	March 31, 2022	March 31, 2021
	Performing	Performing
	Loans	Loans

Balance at the beginning of the period	$(1,533)	$(3,139)
Accretion recognized	161	609
Balance at the end of the period	$(1,372)	$(2,530)

The aging of the loan/lease portfolio by classes of loans/leases as of March 31, 2022 and December 31, 2021 is presented as follows:

	As of March 31, 2022
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$263,441	$—	$—	$—	$—	$263,441
C&I - other	1,370,189	2,083	476	4	1,469	1,374,221
CRE - owner occupied	439,257	—	—	—	—	439,257
CRE - non-owner occupied	679,898	—	—	—	—	679,898
Construction and land development	863,095	—	21	—	—	863,116
Multi-family	711,682	—	—	—	—	711,682
Direct financing leases	42,253	136	121	—	820	43,330
1-4 family real estate	378,032	1,156	—	—	425	379,613
Consumer	73,278	2	—	—	30	73,310
	$4,821,125	$3,377	$618	$4	$2,744	$4,827,868

As a percentage of total loan/lease portfolio	99.86%	0.07%	0.01%	0.00%	0.06%	100.00%

	As of December 31, 2021
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I
C&I - revolving	$248,483	$—	$—	$—	$—	$248,483
C&I - other	1,337,034	859	7,308	1	1,400	1,346,602
CRE - owner occupied	421,701	—	—	—	—	421,701
CRE - non-owner occupied	646,500	—	—	—	—	646,500
Construction and land development	918,498	—	—	—	73	918,571
Multi-family	600,412	—	—	—	—	600,412
Direct financing leases	44,174	10	160	—	847	45,191
1-4 family real estate	374,912	1,325	716	—	408	377,361
Consumer	75,272	8	—	—	31	75,311
	$4,666,986	$2,202	$8,184	$1	$2,759	$4,680,132

As a percentage of total loan/lease portfolio	99.57%	0.05%	0.17%	0.00%	0.06%	100.00%

NPLs by classes of loans/leases as of March 31, 2022 and December 31, 2021 are presented as follows:

	As of March 31, 2022
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	4	1,212	257	1,473	53.60
CRE - owner occupied	—	—	—	—	-
CRE - non-owner occupied	—	—	—	—	-
Construction and land development	—	—	—	—	-
Multi-family	—	—	—	—	-
Direct financing leases	—	820	—	820	29.84
1-4 family real estate	—	425	—	425	15.47
Consumer	—	30	—	30	1.09
	$4	$2,487	$257	$2,748	100.00%

	As of December 31, 2021
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)

C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	1	1,130	270	1,401	50.77
CRE - owner occupied	—	—	—	—	-
CRE - non-owner occupied	—	—	—	—	-
Construction and land development	—	73	—	73	2.64
Multi-family	—	—	—	—	-
Direct financing leases	—	115	732	847	30.69
1-4 family real estate	—	408	—	408	14.78
Consumer	—	31	—	31	1.12
	$1	$1,757	$1,002	$2,760	100.00%

The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2022 and 2021.

Changes in the ACL loans/leases by portfolio segment for the three months ended March 31, 2022 and 2021, respectively, are presented as follows:

	Three Months Ended March 31, 2022
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,907	$25,982	$8,501	$8,549	$16,972	$9,339	$4,541	$930	$78,721
Provision	(288)	(331)	(609)	(820)	(2,301)	997	(387)	(110)	(3,849)
Charge-offs	—	(449)	—	—	—	—	—	(7)	(456)
Recoveries	—	235	5	128	—	—	—	2	370
Balance, ending	$3,619	$25,437	$7,897	$7,857	$14,671	$10,336	$4,154	$815	$74,786

*   Included within the C&I – Other column are ACL on leases with a beginning balance of $1.5 million, negative provision of $27 thousand, charge-offs of $114 thousand and recoveries of $60 thousand. ACL on leases was $1.5 million as of March 31, 2022.

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

*   Included within the C&I – Other column are ACL on leases with adoption impact of $685 thousand, provision of $135 thousand, charge-offs of $198 thousand and recoveries of $76 thousand. ACL on leases was $2.2 million as of March 31, 2021.

The composition of the ACL loans/leases by portfolio segment based on evaluation method are as follows:

	As of March 31, 2022
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$2,801	$260,640	$263,441	$181	$3,438	$3,619
C&I - other*	14,806	1,402,745	1,417,551	2,185	23,252	25,437
	17,607	1,663,385	1,680,992	2,366	26,690	29,056
CRE - owner occupied	3,567	435,690	439,257	1,253	6,644	7,897
CRE - non-owner occupied	24,765	655,133	679,898	—	7,857	7,857
Construction and land development	10,362	852,754	863,116	1	14,670	14,671
Multi-family	—	711,682	711,682	—	10,336	10,336
1-4 family real estate	3,166	376,447	379,613	361	3,793	4,154
Consumer	385	72,925	73,310	47	768	815
	$59,852	$4,768,016	$4,827,868	$4,028	$70,758	$74,786

*   Included within the C&I – Other category are leases individually evaluated of $820 thousand with a related allowance for credit losses of $128 thousand and leases collectively evaluated of $42.5 million with a related allowance for credit losses of $1.5 million.

	As of December 31, 2021
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

*   Included within the C&I – Other category are leases individually evaluated of $847 thousand with a related allowance for credit losses of $35 thousand and leases collectively evaluated of $44.4 million with a related allowance for credit losses of $1.5 million.

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
		Non
	Commercial	Owner-Occupied	Owner Occupied
	Assets	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$2,681	$—	$—	$—	$120	$—	$2,801
C&I - other*	1,427	—	2,467	128	8,412	2,372	14,806
	4,108	—	2,467	128	8,532	2,372	17,607
CRE - owner occupied	—	—	3,567	—	—	—	3,567
CRE - non-owner occupied	—	24,765	—	—	—	—	24,765
Construction and land development	—	10,362	—	—	—	—	10,362
Multi-family	—	—	—	—	—	—	—
1-4 family real estate	—	804	2,362	—	—	—	3,166
Consumer	—	1	376	—	—	8	385
	$4,108	$35,932	$8,772	$128	$8,532	$2,380	$59,852

*   Included within the C&I – Other category are leases individually evaluated of $820 thousand with primary collateral of equipment.

	As of December 31, 2021
		Non
	Commercial	Owner-Occupied	Owner Occupied
	Assets	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$2,518	$—	$—	$—	$120	$—	$2,638
C&I - other*	683	—	2,471	134	9,877	291	13,456
	3,201	—	2,471	134	9,997	291	16,094
CRE - owner occupied	—	—	3,841	—	—	—	3,841
CRE - non-owner occupied	—	25,006	—	—	—	—	25,006
Construction and land development	—	10,362	74	—	—	—	10,436
Multi-family	—	—	—	—	—	—	—
1-4 family real estate	—	817	2,133	—	—	—	2,950
Consumer	—	—	340	—	1	9	350
	$3,201	$36,185	$8,859	$134	$9,998	$300	$58,677

*   Included within the C&I – Other category are leases individually evaluated of $847 thousand with primary collateral of equipment.

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

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of March 31, 2022:

	As of March 31, 2022
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2022	2021	2020	2019	2018	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass (Ratings 1 through 5)	$—	$—	$—	$—	$—	$—	$260,449	$260,449
Special Mention (Rating 6)	—	—	—	—	—	—	191	191
Substandard (Rating 7)	—	—	—	—	—	—	2,801	2,801
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$263,441	$263,441

C&I - other
Pass (Ratings 1 through 5)	$134,078	$329,424	$317,610	$127,119	$79,548	$127,637	$—	$1,115,416
Special Mention (Rating 6)	255	3,578	7	25	—	329	—	4,194
Substandard (Rating 7)	—	2,519	2,969	6,107	377	99	—	12,071
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - other	$134,333	$335,521	$320,586	$133,251	$79,925	$128,065	$—	$1,131,681

CRE - owner occupied
Pass (Ratings 1 through 5)	$41,459	$99,653	$140,078	$49,753	$31,419	$59,392	$10,745	$432,499
Special Mention (Rating 6)	56	—	—	—	148	2,987	—	3,191
Substandard (Rating 7)	576	—	—	1,246	1,229	516	—	3,567
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$42,091	$99,653	$140,078	$50,999	$32,796	$62,895	$10,745	$439,257

CRE - non-owner occupied
Pass (Ratings 1 through 5)	$70,649	$164,063	$149,524	$83,183	$65,477	$72,195	$3,417	$608,508
Special Mention (Rating 6)	1,169	4,873	18,713	1,780	12,150	7,951	—	46,636
Substandard (Rating 7)	—	1,054	6,240	15,476	1,048	936	—	24,754
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$71,818	$169,990	$174,477	$100,439	$78,675	$81,082	$3,417	$679,898

Construction and land development
Pass (Ratings 1 through 5)	$67,369	$366,918	$246,856	$95,054	$34,661	$452	$15,112	$826,422
Special Mention (Rating 6)	800	7,070	717	—	—	—	—	8,587
Substandard (Rating 7)	—	10,362	—	—	—	—	—	10,362
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Construction and land development	$68,169	$384,350	$247,573	$95,054	$34,661	$452	$15,112	$845,371

Multi-family
Pass (Ratings 1 through 5)	$45,350	$252,544	$196,255	$97,500	$106,138	$11,329	$2,515	$711,631
Special Mention (Rating 6)	—	51	—	—	—	—	—	51
Substandard (Rating 7)	—	—	—	—	—	—	—	—
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Multi-family	$45,350	$252,595	$196,255	$97,500	$106,138	$11,329	$2,515	$711,682

1-4 family real estate
Pass (Ratings 1 through 5)	$14,717	$43,640	$22,315	$14,481	$6,154	$7,755	$2,159	$111,221
Special Mention (Rating 6)	—	329	223	—	220	—	—	772
Substandard (Rating 7)	—	—	177	—	430	198	—	805
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$14,717	$43,969	$22,715	$14,481	$6,804	$7,953	$2,159	$112,798

Consumer
Pass (Ratings 1 through 5)	$—	$984	$473	$100	$210	$780	$2,915	$5,462
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	—	—	—	—	131	—	—	131
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Consumer	$—	$984	$473	$100	$341	$780	$2,915	$5,593

Total	$376,478	$1,287,062	$1,102,157	$491,824	$339,340	$292,556	$300,304	$4,189,721

	As of March 31, 2022
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2022	2021	2020	2019	2018	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$90,552	$92,958	$37,588	$14,734	$4,689	$755	$—	$241,276
Nonperforming	—	1,021	157	86	—	—	—	1,264
Total C&I - other	$90,552	$93,979	$37,745	$14,820	$4,689	$755	$—	$242,540

Direct financing leases
Performing	$15,181	$6,535	$8,554	$6,874	$4,093	$1,273	$—	$42,510
Nonperforming	—	801	19	—	—	—	—	820
Total Direct financing leases	$15,181	$7,336	$8,573	$6,874	$4,093	$1,273	$—	$43,330

Construction and land development
Performing	$5,626	$10,768	$707	$—	$484	$—	$160	$17,745
Nonperforming	—	—	—	—	—	—	—	—
Total Construction and land development	$5,626	$10,768	$707	$—	$484	$—	$160	$17,745

1-4 family real estate
Performing	$19,739	$92,023	$77,036	$18,020	$10,009	$49,489	$74	$266,390
Nonperforming	—	—	—	—	96	329	—	425
Total 1-4 family real estate	$19,739	$92,023	$77,036	$18,020	$10,105	$49,818	$74	$266,815

Consumer
Performing	$2,048	$3,834	$3,733	$1,816	$1,460	$1,489	$53,307	$67,687
Nonperforming	—	—	—	14	—	16	—	30
Total Consumer	$2,048	$3,834	$3,733	$1,830	$1,460	$1,505	$53,307	$67,717

Total	$133,146	$207,940	$127,794	$41,544	$20,831	$53,351	$53,541	$638,147

* Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of December 31, 2021:

	As of December 31, 2021
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

	As of December 31, 2021
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

As of March 31, 2022 and December 31, 2021, TDRs totaled $120 thousand and $494 thousand, respectively.

There were no TDRs restructured during the first three months of 2022 or 2021. For the three months ended March 31, 2022 and March 31, 2021, none of the Company's TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. There were no TDRs that were restructured and charged off for the three months ended March 31, 2022.

Changes in the ACL for OBS exposures for the three months ended March 31, 2022 and 2021 are presented as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021

	(dollars in thousands)

Balance, beginning	$6,886	$—
Impact of adopting ASU 2016-13	—	9,117
Provisions credited to expense	933	729
Balance, ending	$7,819	$9,846

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES

Derivatives are summarized as follows as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

	(dollars in thousands)
Assets:
Interest rate caps - hedged	$4,484	$927
Interest rate caps	1,144	238
Interest rate swaps	101,698	221,055
	$107,326	$222,220

Liabilities:
Interest rate swaps - hedged	$(14,495)	$(4,080)
Interest rate swaps	(101,698)	(221,055)
	$(116,193)	$(225,135)

The Company uses interest rate swap and cap instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.

The Company has entered into interest rate caps to hedge against the risk of rising interest rates on liabilities.  The liabilities consist of $300.0 million of deposits and the benchmark rates hedged vary at 1-month LIBOR, 3-month LIBOR and the Prime Rate. The interest rate caps are designated as cash flow hedges in accordance with ASC 815. An initial premium of $3.5 million was paid upfront for the caps executed.  The details of the interest rate caps are as follows:

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	March 31, 2022	December 31, 2021
(dollars in thousands)

Deposits	1/1/2020	1/1/2023	Derivatives - Assets	$25,000	1.75%	$48	$5
Deposits	1/1/2020	1/1/2023	Derivatives - Assets	50,000	1.57	97	11
Deposits	1/1/2020	1/1/2023	Derivatives - Assets	25,000	1.80	48	5
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.75	355	60
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	50,000	1.57	723	125
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.80	361	62
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.75	695	161
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	50,000	1.57	1,438	332
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.80	719	166
				$300,000		$4,484	$927

For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings. The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	March 31, 2022	December 31, 2021

(dollars in thousands)

1/1/2020	1/1/2023	Derivatives - Assets	$25,000	1.90%	$41	$3
2/1/2020	2/1/2024	Derivatives - Assets	25,000	1.90	369	62
3/1/2020	3/1/2025	Derivatives - Assets	25,000	1.90	734	173
			$75,000		$1,144	$238

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.    All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	March 31, 2022	December 31, 2021
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	35,000	1.40%	0.23%	(2,387)	(17)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	0.23%	(3,411)	(25)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	0.23%	(2,742)	(34)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	25,000	1.40%	0.23%	(1,705)	(13)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	N/A	(281)	N/A
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	N/A	(938)	N/A
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	N/A	(656)	N/A
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	N/A	(939)	N/A
				$300,000			$(13,059)	$(89)

The Company has entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	March 31, 2022	December 31, 2021

		(dollars in thousands)

QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Liabilities	10,000	3.86%	5.85%	(375)	(1,035)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Liabilities	8,000	3.86%	5.85%	(300)	(828)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Liabilities	10,000	1.79%	4.54%	(350)	(996)
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Liabilities	3,000	3.10%	5.17%	(112)	(309)
Community National Statutory Trust III	9/15//2018	9/15/2028	Derivatives - Liabilities	3,500	2.58%	4.75%	(131)	(360)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Liabilities	4,500	2.58%	4.75%	(168)	(463)
				$39,000			$(1,436)	$(3,991)

Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent that they are included in the assessment of effectiveness, are recorded as a component of AOCI.

The Company has also entered into interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an equal and offsetting interest rate swap with a third-party financial institution. Additionally, the Company receives an upfront, non-refundable fee from the counterparty, dependent upon the pricing that is recognized upon receipt from the counterparty.  Because the Company acts as an intermediary for the customer, changes in the fair value of the underlying derivative contracts, for the most part, offset each other and do not significantly impact the Company’s results of operations.

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	March 31, 2022		December 31, 2021
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$2,069,977	$101,698	$2,024,599	$221,055
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$2,069,977	$101,698	$2,024,599	$221,055

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three months ended March 31, 2022 and March 31, 2021 are as follows:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)
Income and expense line items presented in the consolidated statements of income	$51,062	$5,329	$47,565	$5,590

The effects of cash flow hedging:

Gain (loss) on cash flow hedges:
Interest rate caps on deposits	-	221	-	151
Interest rate swaps on variable rate loans	471	-	-	-
Interest rate swaps on junior subordinated debentures	-	267	-	269

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	March 31, 2022	December 31, 2021

	(dollars in thousands)

Cash	$4,193	$21,100
U.S treasuries and govt. sponsored agency securities	3,518	3,555
Municipal securities	123,763	139,166
Residential mortgage-backed and related securities	59,683	65,104
	$191,157	$228,925

The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements.  The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information.  Additionally, the Company manages financial institution counterparty credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, and uses ISDA master agreements, central clearing mechanisms and counterparty limits.  The agreements contain bilateral collateral agreements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps.

The Company manages the risk of default by its borrower/customer counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company underwrites the combination of the base loan amount and potential swap exposure and focuses on high quality borrowers with strong collateral values.   The majority of the Company’s swapped loan portfolio consists of loans on projects, with loan-to-values including the potential swap exposure that is below 65%.  The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

NOTE 5 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three months ended March 31, 2022 and March 31, 2021:

	For the Three Months Ended March 31,
	2022		2021
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$5,451	21.0%	$4,520	21.0%
Tax exempt income, net	(2,222)	(8.6)	(1,719)	(8.0)
Bank-owned life insurance	(73)	(0.3)	(99)	(0.5)
State income taxes, net of federal benefit, current year	1,291	5.0	1,024	4.8
Provision adjustment from accounting method change	(1,181)	(4.5)	—	—
Tax credits	(242)	(0.9)	(57)	(0.3)
Income from tax credit equity investments	(301)	(1.2)	—	—
Acquisition costs	130	0.5	—	—
Excess tax benefit on stock options exercised and restricted stock awards vested	(434)	(1.7)	(164)	(0.8)
Other	(86)	(0.3)	36	0.2
Federal and state income tax expense	$2,333	9.0%	$3,541	16.4%

NOTE 6 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended
	March 31,
	2022	2021

	(dollars in thousands, except share data)

Net income	$23,624	$17,982

Basic EPS	$1.51	$1.14
Diluted EPS	$1.49	$1.12

Weighted average common shares outstanding	15,625,112	15,803,643
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	227,144	221,905
Weighted average common and common equivalent shares outstanding	15,852,256	16,025,548

NOTE 7 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at March 31, 2022 and December 31, 2021:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
March 31, 2022:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$21,380	$—	$21,380	$—
Residential mortgage-backed and related securities	86,380	—	86,380	—
Municipal securities	191,473	—	191,473	—
Asset-backed securities	23,232	—	23,232	—
Other securities	24,221	—	24,221	—
Derivatives	107,326	—	107,326	—
Total assets measured at fair value	$454,012	$—	$454,012	$—

Derivatives	$116,193	$—	$116,193	$—
Total liabilities measured at fair value	$116,193	$—	$116,193	$—

December 31, 2021:
Securities AFS:
U.S. govt. sponsored agency securities	$23,328	$—	$23,328	$—
Residential mortgage-backed and related securities	94,323	—	94,323	—
Municipal securities	168,266	—	168,266	—
Asset-backed securities	27,124	—	27,124	—
Other securities	24,789	—	24,789	—
Derivatives	222,220	—	222,220	—
Total assets measured at fair value	$560,050	$—	$560,050	$—

Derivatives	$225,135	$—	$225,135	$—
Total liabilities measured at fair value	$225,135	$—	$225,135	$—

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

Interest rate swaps are used for the purpose of hedging interest rate risk on loans and subordinated debt.  The interest rate swaps are further described in Note 4 to the Consolidated Financial Statements. The fair values are determined by comparing the contract rate on the swap with the then-current market rate for the remaining term of the transaction (Level 2 inputs).

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

Assets measured at fair value on a non-recurring basis comprise the following at March 31, 2022 and December 31, 2021:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

(dollars in thousands)

March 31, 2022:
Loans/leases evaluated individually	$19,913	$—	$—	$19,913

December 31, 2021:
Loans/leases evaluated individually	$6,618	$—	$—	$6,618

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	March 31,	December 31,
	2022	2021	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$19,913	$6,618	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%

For the loans/leases evaluated individually, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three months ended March 31, 2022 and 2021.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of March 31, 2022		As of December 31, 2021
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$50,540	$50,540	$37,490	$37,490
Federal funds sold	Level 2	9,635	9,635	12,370	12,370
Interest-bearing deposits at financial institutions	Level 2	56,755	56,755	75,292	75,292
Investment securities:
HTM	Level 2	476,625	484,377	472,385	522,297
AFS	Level 2	346,686	346,686	337,830	337,830
Loans/leases receivable, net	Level 3	18,438	19,913	6,128	6,618
Loans/leases receivable, net	Level 2	4,734,644	4,670,679	4,595,283	4,478,899
Derivatives	Level 2	107,326	107,326	222,220	222,220

Deposits:
Nonmaturity deposits	Level 2	4,454,329	4,454,329	4,501,424	4,501,424
Time deposits	Level 2	385,360	376,546	421,348	419,453
Short-term borrowings	Level 2	1,190	1,190	3,800	3,800
FHLB advances	Level 2	290,000	290,000	15,000	15,000
Subordinated notes	Level 2	113,890	116,113	113,850	116,203
Junior subordinated debentures	Level 2	38,190	31,350	38,155	31,072
Derivatives	Level 2	116,193	116,193	225,135	225,135

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

Selected financial information on the Company's business segments is presented as follows as of and for the three months ended March 31, 2022 and 2021:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	SFCB	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended March 31, 2022
Total revenue	$22,480	$25,211	$11,316	$7,844	$28,912	$(29,068)	$66,695
Net interest income	17,314	14,323	9,331	6,528	(2,109)	346	45,733
Provision for credit losses	(1,259)	(770)	(385)	(502)	—	—	(2,916)
Net income (loss) from continuing operations	9,970	11,129	4,126	3,104	23,827	(28,532)	23,624
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	1,583	2,497	4,776	—	—	8,856
Total assets	2,195,894	1,947,737	1,184,708	956,345	839,362	(948,227)	6,175,819

Three Months Ended March 31, 2021
Total revenue	$21,284	$30,357	$10,423	$8,746	$23,223	$(22,979)	$71,054
Net interest income	15,786	13,606	8,368	6,069	(2,102)	248	41,975
Provision for loan/lease losses	2,112	2,184	1,366	1,051	—	—	6,713
Net income (loss) from continuing operations	7,164	11,396	2,062	2,269	17,948	(22,857)	17,982
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	2,067	3,143	5,663	—	—	10,873
Total assets	2,101,634	1,847,070	1,041,861	818,605	791,254	(955,277)	5,645,147

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of March 31, 2022 and December 31, 2021, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of March 31, 2022 and December 31, 2021 are presented in the following tables (dollars in thousands).  As of March 31, 2022 and December 31, 2021, each of the subsidiary banks met such capital requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of March 31, 2022:
Company:
Total risk-based capital	$836,493	14.50%	$461,539	>	8.00%	$605,770	>	10.50%	$576,924	>	10.00%
Tier 1 risk-based capital	650,356	11.27	346,154	>	6.00	490,385	>	8.50	461,539	>	8.00
Tier 1 leverage	650,356	10.78	241,343	>	4.00	241,343	>	4.00	301,679	>	5.00
Common equity Tier 1	612,166	10.61	259,616	>	4.50	403,847	>	7.00	375,000	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$259,332	13.42%	$154,616	>	8.00%	$202,934	>	10.50%	$193,270	>	10.00%
Tier 1 risk-based capital	235,098	12.16	115,962	>	6.00	164,280	>	8.50	154,616	>	8.00
Tier 1 leverage	235,098	10.81	86,996	>	4.00	86,996	>	4.00	108,745	>	5.00
Common equity Tier 1	235,098	12.16	86,972	>	4.50	135,289	>	7.00	125,626	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$269,223	14.18%	$151,921	>	8.00%	$199,396	>	10.50%	$189,901	>	10.00%
Tier 1 risk-based capital	245,509	12.93	113,941	>	6.00	161,416	>	8.50	151,921	>	8.00
Tier 1 leverage	245,509	12.36	79,428	>	4.00	79,428	>	4.00	99,285	>	5.00
Common equity Tier 1	245,509	12.93	85,456	>	4.50	132,921	>	7.00	123,436	>	6.50
Community State Bank:
Total risk-based capital	$128,273	11.81%	$86,889	>	8.00%	$114,042	>	10.50%	$108,612	>	10.00%
Tier 1 risk-based capital	114,660	10.56	65,167	>	6.00	92,320	>	8.50	86,889	>	8.00
Tier 1 leverage	114,660	10.00	45,868	>	4.00	45,868	>	4.00	57,336	>	5.00
Common equity Tier 1	114,660	10.56	48,875	>	4.50	76,028	>	7.00	70,597	>	6.50
Springfield First Community Bank:
Total risk-based capital	$104,588	12.91%	$64,795	>	8.00%	$85,043	>	10.50%	$80,994	>	10.00%
Tier 1 risk-based capital	94,945	11.72	48,596	>	6.00	68,845	>	8.50	64,795	>	8.00
Tier 1 leverage	94,945	11.21	33,886	>	4.00	33,886	>	4.00	42,357	>	5.00
Common equity Tier 1	94,945	11.72	36,447	>	4.50	56,696	>	7.00	52,646	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2021:
Company:
Total risk-based capital	$814,629	14.77%	$441,100	>	8.00%	$578,944	>	10.50%	$551,375	>	10.00%
Tier 1 risk-based capital	631,649	11.46	330,825	>	6.00	468,669	>	8.50	441,100	>	8.00
Tier 1 leverage	631,649	10.46	241,579	>	4.00	241,579	>	4.00	301,974	>	5.00
Common equity Tier 1	593,494	10.76	248,119	>	4.50	385,962	>	7.00	358,394	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$247,658	13.29%	$149,126	>	8.00%	$195,727	>	10.50%	$186,407	>	10.00%
Tier 1 risk-based capital	224,253	12.03	111,844	>	6.00	158,446	>	8.50	149,126	>	8.00
Tier 1 leverage	224,253	10.45	85,873	>	4.00	85,873	>	4.00	107,341	>	5.00
Common equity Tier 1	224,253	12.03	83,883	>	4.50	130,485	>	7.00	121,164	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$277,673	14.85%	$149,595	>	8.00%	$196,343	>	10.50%	$186,993	>	10.00%
Tier 1 risk-based capital	254,279	13.60	112,196	>	6.00	158,944	>	8.50	149,595	>	8.00
Tier 1 leverage	254,279	12.59	80,777	>	4.00	80,777	>	4.00	100,971	>	5.00
Common equity Tier 1	254,279	13.60	84,147	>	4.50	130,895	>	7.00	121,546	>	6.50
Community State Bank:
Total risk-based capital	$123,365	11.95%	$82,601	>	8.00%	$108,413	>	10.50%	$103,251	>	10.00%
Tier 1 risk-based capital	110,410	10.69	61,951	>	6.00	87,763	>	8.50	82,601	>	8.00
Tier 1 leverage	110,410	9.67	45,676	>	4.00	45,676	>	4.00	57,095	>	5.00
Common equity Tier 1	110,410	10.69	46,463	>	4.50	72,276	>	7.00	67,113	>	6.50
Springfield First Community Bank:
Total risk-based capital	$101,067	13.39%	$60,369	>	8.00%	$79,235	>	10.50%	$75,462	>	10.00%
Tier 1 risk-based capital	91,625	12.14	45,277	>	6.00	64,142	>	8.50	60,369	>	8.00
Tier 1 leverage	91,625	11.08	33,088	>	4.00	33,088	>	4.00	41,360	>	5.00
Common equity Tier 1	91,625	12.14	33,958	>	4.50	52,823	>	7.00	49,050	>	6.50

NOTE 10 –ACQUISITION

On April 1, 2022, the Company completed its acquisition of GFED and on April 2, 2022 merged Guaranty Bank, the banking subsidiary of GFED, into SFCB, the Company’s Springfield-based charter. The combined bank changed its name to Guaranty Bank.

Stockholders of GFED received for each share of GFED common stock owned, at the election of each stockholder, and subject to proration and adjustment, (1) $30.50 in cash, (2) 0.58775 shares of the Company’s common stock, or (3) mixed consideration of $6.10 in cash and 0.4702 shares of the Company’s common stock. On March 31, 2022, the last trading date before the closing, the Company’s common stock closed at $56.59, resulting in stock consideration valued at $117.2 million and total cash consideration paid by the Company of $26.9 million. The Company funded the cash portion of the purchase price through operating cash.

As of the acquisition date, GFED had $1.2 billion in assets, $821 million in loans and $1.1 billion in deposits. The Company is in the process of determining the fair value of the individual assets and liabilities purchased/assumed, including goodwill and core deposit intangible.

Acquisition costs totaled $1.9 million in the first quarter of 2022. These acquisition costs are primarily comprised of legal, accounting and other professional expenses.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ending March 31, 2022. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. Page locations and specific sections and notes that are referred to in this discussion are listed in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past twenty-nine years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of March 31, 2022, the Company had $6.2 billion in consolidated assets, including $4.8 billion in net loans/leases, and $4.8 billion in  deposits.  The financial results of acquired/merged entities for the periods since their acquisition/merger are included in this report.  Further information related to acquired/merged entities has been presented in the Annual Reports previously filed with the SEC corresponding to the year of each acquisition/merger.  On April 1, 2022, the Company completed its acquisition of GFED and on April 2, 2022 merged Guaranty Bank, the banking subsidiary of GFED, into SFCB, the Company’s Springfield-based charter.  The combined bank changed its name to Guaranty Bank.  The financial results of GFED are not included in this report.

IMPACT OF COVID-19

The progression of the COVID-19 pandemic in the United States has had an impact on the Company’s financial condition and results of operations as of and for the three months ended March 31, 2022 and could continue to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on the Company’s Business

The extent to which COVID-19 will continue to affect business operations, financial condition, credit quality, and results of operations will depend on future developments that cannot be predicted, including the duration and scope of the pandemic.  The direct or indirect impact on employees, customers, counterparties, and service providers, as well as other market participants, is likely to continue through 2022 as the world attempts to continue to gain control over the virus and emerging variants. The impact that the virus continues to have on global markets, the economy, the Company’s market areas, business restrictions, and employment is ongoing as a projected return to pre-pandemic operating conditions is unknown.

The Company currently expects that the economic impact from COVID-19 will continue for some time and could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital.  Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity, and any recession that has occurred or may as a global pandemic may have, nor are there historical indicators to rely on in terms of how markets will react, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

CRITICAL ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

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

GOODWILL

The Company records all assets and liabilities purchased in an acquisition, including intangibles, at fair value.  Goodwill is not amortized but is subject, at a minimum, to annual tests for impairment.  In certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A more detailed discussion of this critical accounting policy can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

As of November 30, 2021 the Company’s management performed an annual assessment at the reporting unit level and determined no goodwill impairment existed.

ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES AND OFF-BALANCE SHEET EXPOSURES

On January 1, 2021, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic326),” which replaces the incurred loss methodology with a current expected credit loss methodology, known as CECL. Additionally, CECL required an allowance for OBS exposures to be calculated using a current expected credit loss methodology. A more detailed discussion of this critical accounting policy can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business.  A framework has been established for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities.  A more detailed discussion of this critical accounting estimate can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

FAIR VALUE OF SECURITIES

The fair value of securities is determined monthly and the securities are stated at fair value.  A more detailed discussion of this critical accounting estimate can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

EXECUTIVE OVERVIEW

The Company reported net income of $23.6 million and diluted EPS of $1.49 for the quarter ended March 31, 2022. By comparison, for the quarter ended December 31, 2021 the Company reported net income of $27.0 million and diluted EPS of $1.71.  For the quarter ended March 31, 2021, the Company reported net income of $18.0 million, and diluted EPS of $1.12.

The first quarter of 2022 was also highlighted by the following results and events:

●	Adjusted net income (non-GAAP) of $24.4 million, or $1.54 per diluted share;
●	NIM of 3.30% and Adjusted NIM (TEY)(non-GAAP) of 3.50%:
●	Annualized loan and lease growth (non-GAAP) of 14.6% for the quarter, excluding SBA PPP loans (non-GAAP);
●	Nonperforming assets improved slightly during the quarter and represent a record low 0.04% of total assets; and
●	ACL to total loans/leases of 1.55%.

Following is a table that represents various net income measurements for the Company.

	For the three months ended
	March 31, 2022	December 31, 2021	March 31, 2021

	(dollars in thousands)

Net income	$23,624	$27,009	$17,982

Diluted earnings per common share	$1.49	$1.71	$1.12

Weighted average common and common equivalent shares outstanding	15,852,256	15,838,246	16,025,548

The Company reported adjusted net income (non-GAAP) of $24.4 million, with adjusted diluted EPS of $1.54.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.  Adjusted net income for the three months ended excludes a number of non-recurring items, after-tax, most significantly $1.5 million of acquisition costs.

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended
	March 31, 2022	December 31, 2021	March 31, 2021

	(dollars in thousands)

Net interest income	$45,733	$46,513	$41,975
Provision for credit losses	(2,916)	(3,227)	6,713
Noninterest income	15,633	22,985	23,489
Noninterest expense	38,325	39,412	37,228
Federal and state income tax expense	2,333	6,304	3,541
Net income	$23,624	$27,009	$17,982

Following are some noteworthy changes in the Company's financial results:

●	Net interest income in the first quarter of 2022 decreased 2% compared to the fourth quarter of 2021 due entirely to lower PPP loan forgiveness fees. Net interest income increased 9% when comparing the first three months of 2022 to the same period of the prior year. The increase was due to strong loan growth, an expanding net interest margin, well managed expenses and continued strong credit quality. The Company had success maintaining earning asset yield while moving cost of funds lower which helped to drive NIM expansion.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	Provision expense in the first quarter of 2022 decreased $311 thousand compared to the fourth quarter of 2021. Provision expense decreased $9.6 million when comparing the first three months of 2022 to the same period in the prior year. The decrease was primarily due to continued strong credit quality and a corresponding reduction in the qualitative factor related to the pandemic.
●	Noninterest income in the first quarter of 2022 decreased $7.4 million or 32% compared to the fourth quarter of 2021. Noninterest income decreased $7.9 million or 33% compared to the first quarter of 2021. The decrease was primarily due to lower capital markets revenue from swap fee income due to client project delays caused by ongoing supply chain disruptions and inflationary pressures.
●	Noninterest expense decreased $1.1 million or 3% in the first quarter of 2022 compared to the fourth quarter of 2021. This decrease was primarily due to lower salary and benefits expense of $1.2 million, the result of a decrease in variable compensation related to lower than expected capital markets revenue from swap fee income. Noninterest expense increased $1.1 million or 3% compared to the first quarter of 2021. The increase was primarily due to acquisition costs of $1.9 million associated with the acquisition of GFED. See Note 10 of the Consolidated Financial Statements for further discussion.

STRATEGIC FINANCIAL METRICS

The Company has established certain strategic financial metrics by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company's ability to achieve these metrics will be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company's long-term strategic financial metrics are as follows:

●	Generate loan and lease growth of 9% per year, funded by core deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	March 31, 2022	December 31, 2021	March 31, 2021
Loan and lease growth organically **	Loans and leases growth	> 9% annually	14.6%	16.9%	14.0%
Fee income growth	Fee income growth	> 6% annually	(41.3)%	(10.1)%	(15.9)%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	(4.1)%	4.0%	1.2%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period that are then annualized for comparison. The calculations provided exclude non-core noninterest income and noninterest expense.

** Loan and lease growth excludes PPP loans.

It should be noted that these initiatives are long-term targets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the first quarter of 2022 to support its corporate strategy:

●	The Company grew loans and leases in the first quarter of 2022 by 14.6% on an annualized basis, excluding PPP loans (non-GAAP), driven by both our specialty finance group and our traditional commercial lending and leasing business.
●	Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. The Company acted as the correspondent bank for 188 downstream banks with average total noninterest bearing deposits of $356.3 million and average total interest-bearing deposits of $264.5 million during the first quarter of 2022. By comparison, the Company acted as the correspondent bank for 188 downstream banks with average total noninterest bearing deposits of $327.0 million and average total interest-bearing deposits of $398.2 million during the first quarter of 2021. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans.
●	The Company is focused on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for the borrowers and the Company. Future levels of capital markets revenue from swap fee income are dependent upon prevailing interest rates. Capital markets revenue from swap fee income totaled $6.4 million for the quarter. Capital markets revenue from swap fees averaged $15.2 million per quarter for the year 2021 and $16.9 million for the last eight quarters.
●	In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management decreased by $389.3 million in the first quarter of 2022 due to market value fluctuations. There were 97 new relationships added in the first quarter of 2022 totaling $80.6 million of new assets under management. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts. The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.
●	Noninterest expense for the first quarter of 2022 totaled $38.3 million as compared to $37.2 million in the first quarter of 2021. The increase was due to $1.9 million of acquisition costs in 2022 related to the acquisition of GFED as discussed in the Company’s financial statements and the accompanying notes.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “adjusted net income”, “adjusted EPS”, “adjusted ROAA”, “NIM (TEY)”, “adjusted NIM”, “efficiency ratio” and “loan growth annualized excluding PPP loans”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

●	TCE/TA ratio (non-GAAP) is reconciled to stockholders' equity and total assets;
●	Adjusted net income, adjusted EPS and adjusted ROAA (all non-GAAP measures) are reconciled to net income;
●	NIM (TEY) (non-GAAP) and adjusted NIM (non-GAAP) are reconciled to NIM;
●	Efficiency ratio (non-GAAP) is reconciled to noninterest expense, net interest income and noninterest income; and
●	Loan growth annualized excluding PPP loans is reconciled to total loans and leases.

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

Loan growth annualized, excluding PPP loans, is a ratio that management utilizes to compare the Company to its peers. The Company’s management believes this financial measure is important to investors as total loans and leases for the quarters ended March 31, 2021 were materially higher due to the addition of PPP loans.  By excluding the PPP loans, the investor is provided a better comparison to prior periods for analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

	As of
GAAP TO NON-GAAP	March 31,	December 31,	March 31,
RECONCILIATIONS	2022	2021	2021

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$667,924	$677,010	$608,719
Less: Intangible assets	82,922	83,415	84,939
TCE (non-GAAP)	$585,002	$593,595	$523,780

Total assets (GAAP)	$6,175,819	$6,096,132	$5,645,147
Less: Intangible assets	82,922	83,415	84,939
TA (non-GAAP)	$6,092,897	$6,012,717	$5,560,208

TCE/TA ratio (non-GAAP)	9.60%	9.87%	9.42%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended
	March 31,	December 31,	March 31,
	2022	2021	2021

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$23,624	$27,009	$17,982
Less non-core items (post-tax) (*):
Income:
Mark to market gains on unhedged derivatives, net	715	77	129
Total non-core income (non-GAAP)	$715	$77	$129
Expense:
Disposition costs	—	3	7
Acquisition costs	1,462	493	$—
Separation agreement	—	—	734
Total non-core expense (non-GAAP)	$1,462	$496	$741

Adjusted net income (non-GAAP)	$24,371	$27,428	$18,594

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$24,371	$27,428	$18,594

Weighted average common shares outstanding	15,625,112	15,582,276	15,803,643
Weighted average common and common equivalent shares outstanding	15,852,256	15,838,246	16,025,548

Adjusted EPS (non-GAAP):
Basic	$1.56	$1.76	$1.18
Diluted	$1.54	$1.73	$1.16

ADJUSTED ROAA
Adjusted net income (non-GAAP) (from above)	$24,371	$27,428	$18,594

Average Assets	$6,115,127	$6,121,446	$5,668,850

Adjusted ROAA (non-GAAP)	1.59%	1.79%	1.31%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$45,733	$46,513	$41,975
Plus: Tax equivalent adjustment	2,933	2,800	2,267
Net interest income - tax equivalent (non-GAAP)	$48,666	$49,313	$44,242
Less: Acquisition accounting net accretion	118	88	504
Adjusted net interest income	48,548	49,225	43,738

Average earning assets	$5,625,813	$5,602,222	$5,218,198

NIM (GAAP)	3.30%	3.29%	3.26%
NIM (TEY) (non-GAAP)	3.50%	3.50%	3.43%
Adjusted NIM (TEY) (non-GAAP)	3.50%	3.49%	3.40%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$38,325	$39,412	$37,228

Net interest income (GAAP)	$45,733	$46,513	$41,975
Noninterest income (GAAP)	15,633	22,985	23,489
Total income	$61,366	$69,498	$65,464

Efficiency ratio (noninterest expense/total income) (non-GAAP)	62.45%	56.71%	56.87%

LOAN GROWTH, EXCLUDING PPP LOANS
Total loans and leases	$4,827,868	$4,680,132	$4,361,051
Less: PPP loans	6,340	28,181	243,860
Total loans and leases, excluding PPP loans	$4,821,528	$4,651,951	$4,117,191

Loan growth, excluding PPP loans	14.58%	12.03%	14.00%

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 10% to $48.7 million for the quarter ended March 31, 2022 compared to the same quarter of the prior year. Net interest income, on a GAAP basis, increased 9% to $45.7 million for the quarter ended March 31, 2022 compared to the same quarter of the prior year. Net interest income improved due to lower sequential PPP loan forgiveness fees, a favorable mix in our interest earning assets, lower deposit costs and a rotation of excess liquidity into higher average loan/lease balances.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis			GAAP
	For the Quarter Ended			For the Quarter Ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2022	2021	2021	2022	2021	2021
Average Yield on Interest-Earning Assets	3.88%	3.89%	3.86%	3.63%	3.71%	3.65%
Average Cost of Interest-Bearing Liabilities	0.56%	0.57%	0.63%	0.55%	0.57%	0.62%
Net Interest Spread	3.32%	3.32%	3.23%	3.08%	3.14%	3.03%
NIM (TEY) (Non-GAAP)	3.50%	3.50%	3.43%	3.30%	3.29%	3.26%
NIM Excluding Acquisition Accounting Net Accretion	3.50%	3.49%	3.40%	3.25%	3.32%	3.21%

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

	For the Quarter Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
	(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	118	$88	$504

The Company’s management closely monitors and manages NIM.  From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is focusing on quality growth in conjunction with the improvement of their NIMs.  Management continually addresses this issue with pricing and other balance sheet strategies which include better loan pricing, reducing reliance on very rate-sensitive funding, closely managing deposit rate changes and finding additional ways to manage cost of funds through derivatives.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended March 31,
	2022			2021
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$4,564	$2	0.15%	$1,847	$1	0.05%
Interest-bearing deposits at financial institutions	69,328	35	0.20%	116,446	37	0.13%
Investment securities (1)	802,260	7,682	3.83%	810,059	7,050	3.48%
Restricted investment securities	22,183	281	5.06%	18,064	219	4.84%
Gross loans/leases receivable (1) (2) (3)	4,727,478	45,995	3.95%	4,271,782	42,525	4.04%
Total interest earning assets	5,625,813	53,995	3.88%	5,218,198	49,832	3.86%

Noninterest-earning assets:
Cash and due from banks	53,684			66,627
Premises and equipment	79,501			73,170
Less allowance	(78,899)			(86,418)
Other	435,028			397,273
Total assets	$6,115,127			$5,668,850

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$3,228,083	2,338	0.29%	$2,981,306	1,986	0.27%
Time deposits	398,897	799	0.81%	448,035	1,441	1.30%
Short-term borrowings	1,951	—	0.05%	7,141	1	0.07%
FHLB advances	85,778	82	0.38%	13,078	9	0.28%
Subordinated notes	113,868	1,554	5.46%	118,706	1,594	5.37%
Junior subordinated debentures	38,171	556	5.83%	38,007	559	5.88%
Total interest-bearing liabilities	3,866,748	5,329	0.56%	3,606,273	5,590	0.63%

Noninterest-bearing demand deposits	1,276,374			1,199,548
Other noninterest-bearing liabilities	287,879			259,017
Total liabilities	5,431,001			5,064,838

Stockholders' equity	684,126			604,012
Total liabilities and stockholders' equity	$6,115,127			$5,668,850
Net interest income		$48,666			$44,242
Net interest spread			3.32%			3.23%
Net interest margin			3.30%			3.26%
Net interest margin (TEY)(Non-GAAP)			3.50%			3.43%
Adjusted net interest margin (TEY)(Non-GAAP)			3.50%			3.40%
Ratio of average interest-earning assets to average interest-bearing liabilities	145.49%			144.70%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended March 31, 2022

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2022 vs. 2021
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$1	$1	$—
Interest-bearing deposits at financial institutions	(2)	69	(71)
Investment securities (2)	632	632	—
Restricted investment securities	62	10	52
Gross loans/leases receivable (2) (3)	3,470	(5,762)	9,232
Total change in interest income	4,163	(5,050)	9,213

INTEREST EXPENSE
Interest-bearing deposits
Time deposits	352	165	187
Short-term borrowings	(642)	(498)	(144)
Federal Home Loan Bank advances	(1)	—	(1)
Other borrowings	73	5	68
Subordinated notes	(40)	—	(40)
Junior subordinated debentures	(3)	(15)	12
Total change in interest expense	(261)	(343)	82

Total change in net interest income	$4,424	$(4,707)	$9,131

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income (tax equivalent) increased 8%, comparing the first quarter of 2022 to the same period of 2021. This was primarily due to an increase in the yield of average securities and volume of average loans/leases partially offset by a decline in yields on loans/leases. Average gross loans and leases increased 11% when comparing the quarter ended March 31, 2022 to March 31, 2021.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INTEREST EXPENSE

Interest expense (tax equivalent) for the first quarter of 2022 decreased 5% from the first quarter of 2021.  The Company has grown organically at a significant pace over the past several years and core deposit growth has funded that growth.  The cost of funds on the Company’s average interest-bearing liabilities declined in conjunction with the declining rate environment. The Company’s cost of funds was 0.56% for the quarter ended March 31, 2022, which was down from 0.63% for the quarter ended March 31, 2021.

The Company's management intends to continue to shift the mix of funding from wholesale funds to core deposits, including noninterest-bearing deposits. Continuing this trend is expected to strengthen the Company's franchise value, reduce funding costs and increase fee income opportunities through deposit service charges.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,	March 31,
	2022	2021

	(dollars in thousands)

Provision for credit losses - loans and leases	$(3,849)	$5,993
Provision for credit losses - off-balance sheet exposures	933	729
Provision for credit losses - held to maturity securities	—	(9)
Total provision for credit losses	$(2,916)	$6,713

The Company’s total provision for credit losses was a negative $2.9 million for the first quarter of 2022, compared to $6.7 million for the first quarter of 2021, primarily due to continued strong asset quality and a corresponding reduction in the qualitative factor related to the pandemic. The adoption of ASU 2016-13 now requires an allowance on HTM debt securities and OBS exposures, specifically unfunded commitments. For the first quarter of 2022, there was no provision related to HTM debt securities. The provision related to HTM debt securities in the first quarter of 2021 was negative due to the decrease in the balance of those HTM debt securities. For the three months ended March 31, 2022, the provision related to OBS was $933 thousand, compared to $729 thousand for the three months ended March 31, 2021.  The increase was due to the increase in the balance of those OBS exposures with increase of line of credit usage. In the three months ended March 31, 2022, loans/leases saw a decrease in provision from the same periods in the prior year.  The decrease in provision on loans and leases was substantially driven by continued strong asset quality and decreased qualitative allocations in response to improving economic conditions related to the effects of COVID-19.

The ACL for loans and leases is established based on a number of factors, including the Company's historical loss experience, delinquencies and charge-off trends, economic and other forecasts, the local, state and national economies and risk associated with the loans/leases and securities in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company had an ACL on loans/leases of 1.55% of total gross loans/leases at March 31, 2022, compared to 1.68% of total gross loans/leases at December 31, 2021 and 1.88% at March 31, 2021.

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,	March 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)

Trust department fees	$2,963	$2,801	$162	5.8%
Investment advisory and management fees	1,036	940	96	10.2
Deposit service fees	1,555	1,408	147	10.4
Gains on sales of residential real estate loans, net	493	1,337	(844)	(63.1)
Gains on sales of government guaranteed portions of loans, net	19	—	19	100.0
Swap fee income/capital markets revenue	6,422	13,557	(7,135)	(52.6)
Earnings on bank-owned life insurance	346	471	(125)	(26.5)
Debit card fees	1,007	975	32	3.3
Correspondent banking fees	277	314	(37)	(11.8)
Other	1,515	1,686	(171)	(10.1)
Total noninterest income	$15,633	$23,489	$(7,856)	(33.4)%

In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management decreased by $389.3 million in the first quarter of 2022 due to market volatility but increased by $192.1 million since March 31, 2021.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts. Trust department fees increased 6%, comparing the first quarter of 2022 to the same period of the prior year.  The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.

Investment advisory and management fees increased 10%, comparing the first quarter of 2022 to the same period of the prior year. Similar to trust department fees, investment advisory and management fees are largely determined based on the value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Deposit service fees increased 10% comparing the first quarter of 2022 to the same period of the prior year. This increase was primarily due to higher transactional volume due to improving economic conditions. The Company continues to emphasize shifting the mix of deposits from retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in-service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans, net, decreased 63% when comparing the first quarter of 2022 to the same period of the prior year. The decrease was primarily due to decreased residential real estate purchase and the refinancing of residential real estate loans with higher interest rates in 2022.

The Company has grown its interest rate swap program significantly over the past several years.  The Company’s interest rate swap program consists of back-to-back interest rate swaps with two types of commercial borrowers: (1) traditional commercial loans of a certain minimum size and sophistication, and (2) LIHTC permanent loans.  Most of the growth has been in the latter category as the Company has grown relationships with strong LIHTC developers with many years of experience.  The LIHTC industry is strong and growing with an increased need for affordable housing.  The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent upon the pricing. Swap fee income/capital markets revenue totaled $6.4 million for the first quarter of 2022, compared to $13.6 million for the first quarter of 2021. Swap fee income relative to the

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

increase in notional amount of the non-hedging interest rate swap contracts was 14.1% for the three months ended March 31, 2022 and 10.1% for the same period of the prior year.  The decrease was primarily due to project delays caused by ongoing supply chain disruptions and inflationary pressures. In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans.  The mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans.  Future levels of swap fee income are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

There were no securities gains or losses for the three months ended March 31, 2022 or March 31, 2021.

Earnings on BOLI decreased 27% comparing the first quarter of 2022 to the first quarter of 2021. There were no purchases of BOLI within the last 12 months. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 3% comparing the first quarter of 2022 to the first quarter of the prior year. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees decreased 12% comparing the first quarter of 2022 to the first quarter of the prior year. The fees are generally included in the earnings credit rates which incent the correspondent bank to maintain higher levels of noninterest bearing deposits to offset the correspondent banking fees.  Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 188 banks in Iowa, Illinois, Missouri and Wisconsin.

Other noninterest income decreased 10% comparing the first quarter of 2022 to the first quarter of the prior year.  The decrease was primarily due to lower equity investment income and lower gains on disposal of leased assets in the first quarter of 2022 as compared to the first quarter of 2021.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,	March 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$23,627	$24,847	$(1,220)	(4.9)%
Occupancy and equipment expense	3,937	4,108	(171)	(4.2)
Professional and data processing fees	3,671	3,443	228	6.6
Acquisition costs	1,851	—	1,851	100.0
Disposition costs	—	8	(8)	(100.0)
FDIC insurance, other insurance and regulatory fees	1,310	1,065	245	23.0
Loan/lease expense	267	300	(33)	(11.0)
Net cost of (income from) and gains/losses on operations of other real estate	(1)	39	(40)	(102.6)
Advertising and marketing	761	627	134	21.4
Bank service charges	541	523	18	3.4
Correspondent banking expense	199	200	(1)	(0.5)
Intangibles amortization	493	508	(15)	(3.0)
Other	1,669	1,560	109	7.0
Total noninterest expense	$38,325	$37,228	$1,097	2.9%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency. One-time charges relating to acquisitions and employment separation expenses impacted expense in 2022 and 2021.

Salaries and employee benefits, which is the largest component of noninterest expense, decreased from the first quarter of 2021 to the first quarter of 2022 by 5%.  The decreased expense was primarily related to lower performance compensation from swap fee income/capital markets revenue.

Occupancy and equipment expense decreased 4% comparing the first quarter of 2022 to the same period of the prior year. The decrease was due to lower repair and maintenance costs.

Professional and data processing fees increased 7% comparing both the first quarter of 2022 to the same period in 2021.  Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

Acquisition costs totaled $1.9 million in the first quarter of 2022.  There were no acquisition costs incurred in the first quarter of 2021.  The acquisition costs, which were primarily legal, accounting and other professional fees, relate to the acquisition of GFED as discussed in Note 10 of the consolidated financial statements.

There were no disposition costs for the first quarter of 2022 and there were $8 thousand for the first quarter of 2021.   The costs were comprised primarily of legal, accounting and personnel costs related to the sale of the Bates Companies in the third quarter of 2020.

FDIC insurance, other insurance and regulatory fee expense increased 23%, comparing the first quarter of 2022 to the first quarter of 2021.  The increase in expense was due to an increase in the asset size of the Company in 2021, which increased the Company’s rates.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Loan/lease expense decreased 11% when comparing the first quarter of 2022 to the same quarter of 2021. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net income from and gains/losses on operations of other real estate totaled $1 thousand for the first quarter of 2022, compared to net cost from and gains/losses on operations of other real estate of $39 thousand for the first quarter of 2021.

Advertising and marketing expense increased 21% comparing the first quarter of 2022 to the first quarter of 2021. The increase in expense was primarily due to the return to more normal operations during the second half of 2021 and first quarter of 2022 after improvements in the general environment due to COVID-19 as compared to the first quarter of 2021.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 3% when comparing the first quarter of 2022 to the same quarter of 2021.  As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses are expected to also increase.

Correspondent banking expense decreased 1% when comparing the first quarter of 2022 to the first quarter of 2021.  These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense decreased 3% when comparing the first quarter of 2022 to the same quarter of 2021. These expenses naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

Other noninterest expense increased 7% when comparing the first quarter of 2022 to the first quarter of 2021 primarily due to increased travel.  Also included in other noninterest expense are other items such as subscriptions, sales and use tax and expenses related to wealth management.

INCOME TAXES

In the first quarter of 2022, the Company incurred income tax expense of $2.3 million. Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
	2022		2021
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$5,451	21.0%	$4,520	21.0%
Tax exempt income, net	(2,222)	(8.6)	(1,719)	(8.0)
Bank-owned life insurance	(73)	(0.3)	(99)	(0.5)
State income taxes, net of federal benefit, current year	1,291	5.0	1,024	4.8
Provision adjustment from accounting method change	(1,181)	(4.5)	—	—
Tax credits	(242)	(0.9)	(57)	(0.3)
Income from tax credit equity investments	(301)	(1.2)	—	—
Acquisition costs	130	0.5	—	—
Excess tax benefit on stock options exercised and restricted stock awards vested	(434)	(1.7)	(164)	(0.8)
Other	(86)	(0.3)	36	0.2
Federal and state income tax expense	$2,333	9.0%	$3,541	16.4%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The effective tax rate for the quarter ended March 31, 2022 was 9.0%, which was a decrease from the effective tax rate of 16.4% for the quarter ended March 31, 2021. The decrease was primarily due to a $1.2 million provision adjustment from an accounting method change and excess tax benefit on stock compensation in the first quarter of 2022.

FINANCIAL CONDITION

	As of
	March 31, 2022		December 31, 2021		March 31, 2021
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$116,930	2%	$125,152	2%	$133,870	2%
Securities	823,311	13%	810,215	13%	799,825	14%
Net loans/leases	4,753,082	77%	4,601,411	75%	4,279,220	77%
Derivatives	107,326	2%	222,220	4%	122,668	2%
Other assets	375,170	6%	337,134	6%	309,564	5%
Total assets	$6,175,819	100%	$6,096,132	100%	$5,645,147	100%

Total deposits	$4,839,689	78%	$4,922,772	80%	$4,631,782	82%
Total borrowings	443,270	7%	170,805	3%	188,601	3%
Derivatives	116,193	2%	225,135	4%	125,863	2%
Other liabilities	108,743	2%	100,410	2%	90,182	2%
Total stockholders' equity	667,924	11%	677,010	11%	608,719	11%
Total liabilities and stockholders' equity	$6,175,819	100%	$6,096,132	100%	$5,645,147	100%

During the first quarter of 2022, the Company's total assets increased $79.7 million, or 1% from December 31, 2021, to a total of $6.2 billion. The Company’s net loans/leases increased $151.7 million in the first quarter of 2022. Total deposits decreased $83.1 million in the first quarter of 2022 primarily due to a decrease in interest-bearing demand deposits and time deposits.  Borrowings increased $272.5 million in the first quarter of 2022 which consisted primarily of an increase in FHLB overnight borrowings of $275.0 million.

INVESTMENT SECURITIES

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk, maximizing return and minimizing credit risk. Over the years, the Company has further diversified the portfolio by decreasing U.S government sponsored agency securities and increasing residential mortgage-backed and related securities and tax-exempt municipal securities. Of the latter, the majority are privately placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company's existing markets) and require a thorough underwriting process before investment and are generated by our specialty finance group.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company's securities portfolio by type, the percentage of unrealized gains (losses) to carrying value, net of allowance for credit losses, on the total portfolio, and the portfolio duration:

	As of
	March 31, 2022		December 31, 2021		March 31, 2021
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. treasuries and govt. sponsored agency securities	$21,380	3%	$23,328	3%	$14,581	2%
Municipal securities	667,048	81%	639,601	79%	614,476	76%
Residential mortgage-backed and related securities	86,380	10%	94,323	12%	118,052	15%
Asset-backed securities	23,232	3%	27,124	3%	39,815	5%
Other securities	25,271	3%	25,839	3%	12,901	2%
	$823,311	100%	$810,215	100%	$799,825	100%

Securities as a % of total assets	13.33%		13.29%		14.17%
Net unrealized gains (losses) as a % of Amortized Cost	(1.63)%		7.17%		5.59%
Duration (in years)	7.9		8.2		7.6
Yield on investment securities (tax equivalent)	3.83%		3.66%		3.48%

Due to the sharp increase in intermediate and long-term interest rates during the first quarter ended March 31, 2022, the valuation of the Company’s AFS portfolio declined significantly. As a result, the Company’s net unrealized gain as a percentage of amortized cost changed from 7.17% as of December 31, 2021 to a net unrealized loss as a percentage of amortized cost of -1.63% as of March 31, 2022.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities.

See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases, excluding PPP loans (non-GAAP), grew 14.6% on an annualized basis during the first quarter of 2022.  The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following tables.

	As of
	March 31, 2022		December 31, 2021		March 31, 2021
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$263,441	5%	$248,483	5%	$168,842	4%
C&I - other *	1,374,221	28%	1,346,602	29	1,616,144	37
CRE - owner occupied	439,257	9%	421,701	9	461,272	11
CRE - non-owner occupied	679,898	14%	646,500	14	610,582	14
Construction and land development	863,116	18%	918,571	20	607,798	14
Multi-family	711,682	15%	600,412	12	396,272	9
Direct financing leases	43,330	1%	45,191	1	60,134	1
1-4 family real estate	379,613	8%	377,361	8	368,927	8
Consumer	73,310	2%	75,311	2	71,080	2
Total loans/leases	$4,827,868	100%	$4,680,132	100%	$4,361,051	100%
Less allowance	(74,786)		(78,721)		(81,831)
Net loans/leases	$4,753,082		$4,601,411		$4,279,220

*Includes PPP loans totaling $6.3 million, $28.2 million and $243.9 million as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively.

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. As of March 31, 2022 and December 31, 2021, approximately 22% and 19% of the CRE loan portfolio was owner-occupied, respectively.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of March 31, 2022:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate.

	As of March 31,		As of December 31,		As of March 31,
	2022		2021		2021
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Residential Buildings	$1,383,986	49%	$1,316,851	49%	$845,547	39%
Lessors of Nonresidential Buildings	578,399	20%	557,859	21%	573,026	26%
Hotels	71,448	3%	73,639	3%	67,072	3%
New Housing For-Sale Builders	71,285	3%	61,028	2%	46,867	2%
Lessors of Other Real Estate Property	63,759	2%	60,605	2%	39,580	2%
Other Activities Related to Real Estate	42,035	2%	42,507	2%	43,411	2%
Other *	578,094	21%	568,784	21%	566,699	26%
Total CRE Loans	$2,789,006	100%	$2,681,273	100%	$2,182,202	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $39.1 million, or approximately 1.4% of total CRE loans in the most recent period presented.

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

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of March 31,		As of December 31,		As of March 31,
	2022		2021		2021
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$70,241	25%	$69,392	26%	$63,643	25%
Manufacturing - General	17,350	6%	17,320	6%	18,196	7%
Trailers	15,702	6%	12,832	5%	10,109	4%
Marine - Travelifts	15,513	5%	14,498	5%	12,188	5%
Food Processing Equipment	14,846	5%	14,907	6%	14,873	6%
Freightliners	14,224	5%	10,386	4%	1,231	1%
Construction - General	13,851	5%	13,560	5%	13,128	5%
Tractor	12,858	4%	10,508	4%	6,739	3%
Computer Hardware	10,792	4%	11,223	4%	11,942	5%
Other *	100,493	35%	95,648	35%	97,429	39%
Total m2 loans and leases	$285,870	100%	$270,274	100%	$249,478	100%

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ALLOWANCE FOR CREDIT LOSSES ON LOANS/LEASES AND OFF-BALANCE SHEET EXPOSURES

The adequacy of the ACL was determined by management based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, historical loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, government guarantees and other factors that, in management's judgment, deserved evaluation. To ensure that an adequate ACL was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed quarterly with specific detailed reviews completed on all credits risk-rated less than “fair quality”, as described in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report  on Form 10-K for the year ended December 31, 2021, and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance is monitored by the credit administration staff and reported to management and the board of directors.

Changes in the ACL for loans/leases for the three months ended March 31, 2022 and 2021 are presented as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021

	(dollars in thousands)

Balance, beginning	$78,721	$84,376
Impact of adopting ASU 2016-13	—	(8,102)
Provision	(3,849)	5,993
Charge-offs	(456)	(713)
Recoveries	370	277
Balance, ending	$74,786	$81,831

Changes in the ACL for OBS exposures for the three months ended March 31, 2022 and 2021 are presented as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021

	(dollars in thousands)

Balance, beginning	$6,886	$—
Impact of adopting ASU 2016-13	—	9,117
Provisions credited to expense	933	729
Balance, ending	$7,819	$9,846

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	March 31, 2022	December 31, 2021	March 31, 2021

	(dollars in thousands)

Special Mention (Rating 6)	$63,622	$62,510	$53,466
Substandard (Rating 7)	54,491	53,296	84,982
Doubtful (Rating 8)	—	—	—
	$118,113	$115,806	$138,448

Criticized Loans **	$118,113	$115,806	$138,448
Classified Loans ***	$54,491	$53,296	$84,982

Criticized Loans as a % of Total Loans/Leases	2.45%	2.47%	3.17%
Classified Loans as a % of Total Loans/Leases	1.13%	1.14%	1.95%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Criticized loans increased 2% and classified loans increased 2% from December 31, 2021 to March 31, 2022. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

	As of
	March 31, 2022	December 31, 2021	March 31, 2021
ACL on loans/leases / Gross loans/leases	1.55%	1.68%	1.88%
ACL on loans/leases / NPLs	2,721.47%	2,825.21%	590.28%

Although management believes that the ACL at March 31, 2022 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision for credit losses.  Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of March 31,	As of December 31,	As of March 31,
	2022	2021	2021

	(dollars in thousands)

Nonaccrual loans/leases (1)	$2,744	$2,759	$13,863
Accruing loans/leases past due 90 days or more	4	1	—
Total NPLs	2,748	2,760	13,863
OREO	—	—	173
Other repossessed assets	—	—	50
Total NPAs	$2,748	$2,760	$14,086

NPLs to total loans/leases	0.06%	0.06%	0.32%
NPAs to total loans/leases plus repossessed property	0.06%	0.06%	0.32%
NPAs to total assets	0.04%	0.05%	0.25%
Nonccrual loans/leases to total loans/leases	0.06	0.06%	0.32%
ACL to nonaccrual loans	2,725.44%	2,853.24%	590.28%

(1)	Includes government guaranteed portion of loans, as applicable.

NPAs at March 31, 2022 and December 31, 2021 were $2.7 million, down $11.3 million from March 31, 2021.  The ratio of NPAs to total assets was 0.04% at March 31, 2022, down from 0.05% at December 31, 2021, and down from 0.25% at March 31, 2021.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS

Deposits decreased $83.1 million during the first quarter of 2022, driven by typical seasonality with our commercial client base and further rotation from time deposits to interest-bearing demand deposits.

The table below presents the composition of the Company's deposit portfolio.

	As of
	March 31, 2022		December 31, 2021		March 31, 2021
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$1,275,493	26%	$1,268,788	26%	$1,269,578	27%
Interest bearing demand deposits	3,181,685	66%	3,232,633	65%	2,916,054	63%
Time deposits	382,268	8%	421,348	9%	445,067	10%
Brokered deposits	243	0%	3	0%	1,084	0%
	$4,839,689	100%	$4,922,772	100%	$4,631,782	100%

The Company has been successful in growing its noninterest-bearing deposit portfolio over the past several years, growing average balances 21% in 2021.  Balances can fluctuate a great deal due to large customer and correspondent bank activity.  During the past year, the Company had significant core deposit growth mostly from its correspondent banking clients.    As a result of strong core deposit growth, the Company reduced its reliance on higher cost CDs and brokered deposits.

The Company’s correspondent bank deposit portfolio and funds managed consists of the following:

●	Noninterest-bearing deposits which represent the correspondent banks’ operating cash used for processing transactions with the Federal Reserve,
●	Money market deposits which represent some excess liquidity, and
●	The correspondent banks’ EBA at the FRB.

The Company has modified the structure and interest rates paid for those correspondent bank deposits on the balance sheet which are the noninterest-bearing deposits and the money market deposits.  This has led to more of the correspondent bank portfolio’s excess liquidity to shift to the EBAs at the FRB which is managed by the Company, but is off the Company’s balance sheet.  On average, over the past two years, the correspondent banks’ EBA portfolio ranges from $1.3 billion to $1.5 billion which is approximately $1 billion more than pre-pandemic levels.

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

	As of
	March 31, 2022	December 31, 2021	March 31, 2021

	(dollars in thousands)

Federal funds purchased	$1,190	$3,800	$6,840

The Company's federal funds purchased fluctuate based on the short-term funding needs of the Company's subsidiary banks.

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

The table below presents the Company's overnight FHLB advances. The Company did not have any term FHLB advances for the dates in the table below.

	As of
	March 31, 2022	December 31, 2021	March 31, 2021
	(dollars in thousands)

Overnight FHLB advances	$290,000	$15,000	$25,000

FHLB advances (all overnight) increased $275.0 million in the current quarter compared to the prior quarter due to strong loan growth and a decrease in core deposits driven by typical seasonality with our commercial client base.

The Company renewed its revolving credit note in the second quarter of 2021.  At renewal, the line amount was $25.0 million.  Interest on the revolving line of credit was calculated at the effective Prime Rate plus 2.25% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.  There was no outstanding balance on the revolving line of credit at March 31, 2022.

The Company had subordinated notes totaling $113.9 million as of both March 31, 2022 and December 31, 2021.  The Company prepaid $5.0 million in subordinated debt in the second quarter of 2021 with no gain/loss.

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

	March 31, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

(dollars in thousands)
Year ending December 31:
2022	$290,243	0.53%	$15,003	0.31%
2023	—	—	—	—
2024	—	—	—	—
2025	—	—	—	—
Total Wholesale Funding	$290,243	0.53%	$15,003	0.31%

During the first quarter of 2022, wholesale funding, primarily overnight FHLB advances, increased $275.2 million due to strong loan growth and decreased deposits.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	March 31, 2022	December 31, 2021	March 31, 2021

	(dollars in thousands)

Common stock	$15,580	$15,613	$15,844
Additional paid in capital	272,370	273,768	276,350
Retained earnings	405,762	386,077	316,900
AOCI	(25,788)	1,552	(375)
Total stockholders' equity	$667,924	$677,010	$608,719

TCE / TA ratio (non-GAAP)	9.60%	9.87%	9.42%

*     TCE is defined as total common stockholders' equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

Due to the sharp increase in intermediate and long-term interest rates, the valuation of the Company’s AFS securities portfolio and certain hedged financial instruments declined significantly.  The valuation change, net of taxes, that flows through the Company’s AOCI was a net decline of $27.3 million for the first quarter of 2022.

On February 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  As of March 31, 2022, the Company has purchased 471,585 shares under the program and all shares purchased have been retired.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $73.9 million during the first quarter of 2022. The Company's on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At March 31, 2022, the subsidiary banks had 27 lines of credit totaling $482.5 million, of which $31.5 million was secured and $451.0 million was unsecured. At March 31, 2022, the full $451.0 million was available.

At December 31, 2021, the subsidiary banks had 31 lines of credit totaling $517.7 million, of which $61.7 million was secured and $456.0 million was unsecured. At December 31, 2021, the full $517.7 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $25.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2022. At March 31, 2022, the full $25.0 million was available.

As of March 31, 2022, the Company had $620.8 million in average correspondent banking deposits spread over 188 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $177.1 million during the first quarter of 2022, compared to $36.5 million for the same period of 2021. The net decrease in interest-bearing deposits at financial institutions was $18.5 million for the first quarter of 2022, compared to a net increase of $32.9 million for the same period of 2021. Proceeds from calls, maturities, and paydowns of securities were $17.3 million for the first three months of 2022, compared to $68.3 million for the same period of 2021. Purchases of securities used cash of $52.4 million for the first three months of 2022, compared to $53.6 million for the same period of 2021. There were no proceeds from the sales of securities in the first three months of 2022.  Proceeds from sales of securities were $19.5 million for the first three months of  2021.  The net increase in loans/leases used cash of $148.5 million for the first three months of 2022 compared to $108.0 million for the same period of 2021.

Financing activities provided cash of $183.2 million for the first three months of 2022, compared to $42.8 million for same period of 2021. Net increases in deposits totaled $83.1 million for the first three months of 2022, compared to $32.6 million for the same period of 2021. During the first three months of 2022, the Company's short-term borrowings decreased $2.6 million, compared to an increase in short-term borrowings of $1.4 million for the same period of 2021. There were no long-term FHLB advances during the first three months of 2022 and 2021.  There were no maturities and principal payments on FHLB term advances in the first three months of 2022 and 2021. Net increase in overnight advances totaled $275.0 million for the first three months of 2022.  In the first three months of 2021, the Company increased overnight FHLB advances by $10.0 million.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Total cash provided by operating activities was $6.9 million for the first three months of 2022, compared to $11.1 million for the same period of 2021.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

●	The strength of the local, state, and national and international economies (including effects of inflationary pressures and supply chain constraints).
●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), acts of war or threats thereof and other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.
●	Changes in state and federal laws, regulations and governmental policies concerning the Company’s general business.
●	Changes in the interest rates and prepayment rates of the Company’s assets (including the impact of LIBOR phase-out.
●	Increased competition in the financial services sector and the inability to attract new customers.
●	Changes in technology and the ability to develop and maintain secure and reliable electronic systems.
●	Unexpected results of acquisitions which may include failure to realize the anticipated benefits of acquisitions and the possibility that transaction costs may be greater than anticipated.
●	The loss of key executives or employees.
●	Changes in consumer spending.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	Unexpected outcomes of existing or new litigation involving the Company.
●	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.
●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. For a discussion of the factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, see the “Risk Factors” section included under Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of March 31,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2022	2021	2020

100 basis point downward shift	(10.0)%	(0.8)%	(0.1)%	—%
200 basis point upward shift	(10.0)%	0.9%	3.1%	2.5%
300 basis point upward shock	(30.0)%	6.2%	11.6%	10.3%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at March 31, 2022 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of March 31, 2022. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 1A        Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  The program was paused for a period of time during the pandemic and then restarted in March 2022. All shares repurchased under the share repurchase program during the first quarter were retired.

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

January 1-31, 2022	—	—	—	405,915
February 1-28, 2022	—	—	—	405,915
March 1-31, 2022	77,500	$ 56.98	77,500	328,415
Total	77,500	$ 56.98	77,500	328,415

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three months ended March 31, 2022 and March 31, 2021; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and March 31, 2021; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2022 and March 31, 2021; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2021; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	May 9, 2022	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	May 9, 2022	/s/ Todd A. Gipple
Todd A. Gipple, President
Chief Operating Officer
Chief Financial Officer

Date	May 9, 2022	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)