Form 10-Q
period 2022-06-30
QCR HOLDINGS INC
filed 2022-08-08
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 1, 2022, the Registrant had outstanding 17,067,732 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 30, 2022 and December 31, 2021

	June 30,	December 31,
	2022	2021

	(dollars in thousands)
Assets
Cash and due from banks	$92,379	$37,490
Federal funds sold	2,150	12,370
Interest-bearing deposits at financial institutions	54,382	75,292

Securities held to maturity, at amortized cost, net of allowance for credit losses	508,505	472,385
Securities available for sale, at fair value	371,413	337,830
Total securities	879,918	810,215

Loans receivable held for sale	1,186	3,828
Loans/leases receivable held for investment	5,796,717	4,676,304
Gross loans/leases receivable	5,797,903	4,680,132
Less allowance for credit losses	(92,425)	(78,721)
Net loans/leases receivable	5,705,478	4,601,411

Bank-owned life insurance	95,220	62,424
Premises and equipment, net	115,023	78,530
Restricted investment securities	41,928	19,353
Other real estate owned, net	205	—
Goodwill	137,607	74,066
Intangibles	18,333	9,349
Derivatives	97,455	222,220
Other assets	152,863	93,412
Total assets	$7,392,941	$6,096,132

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,514,005	$1,268,788
Interest-bearing	4,306,652	3,653,984
Total deposits	5,820,657	4,922,772

Short-term borrowings	1,070	3,800
Federal Home Loan Bank advances	400,000	15,000
Subordinated notes	133,562	113,850
Junior subordinated debentures	48,534	38,155
Derivatives	113,305	225,135
Other liabilities	132,675	100,410
Total liabilities	6,649,803	5,419,122

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 June 2022 and December 2021 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 June 2022 - 17,064,347 shares issued and outstanding December 2021 - 15,613,460 shares issued and outstanding	17,064	15,613
Additional paid-in capital	375,358	273,768
Retained earnings	400,790	386,077
Accumulated other comprehensive income (loss):
Securities available for sale	(34,787)	5,925
Derivatives	(15,287)	(4,373)
Total stockholders' equity	743,138	677,010
Total liabilities and stockholders' equity	$7,392,941	$6,096,132

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended June 30, 2022 and 2021

	2022	2021

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$59,804	$42,448
Securities:
Taxable	3,090	2,132
Nontaxable	4,645	4,052
Interest-bearing deposits at financial institutions	169	34
Restricted investment securities	485	237
Federal funds sold	12	—
Total interest and dividend income	68,205	48,903

Interest expense:
Deposits	5,524	3,235
Short-term borrowings	3	2
Federal Home Loan Bank advances	781	16
Subordinated notes	1,816	1,570
Junior subordinated debentures	681	564
Total interest expense	8,805	5,387
Net interest income	59,400	43,516
Provision for credit losses	11,200	—
Net interest income after provision for credit losses	48,200	43,516

Noninterest income:
Trust department fees	2,497	2,848
Investment advisory and management fees	983	1,039
Deposit service fees	2,223	1,492
Gains on sales of residential real estate loans, net	809	1,184
Swap fee income/capital markets revenue	13,004	9,568
Securities losses, net	—	(88)
Earnings on bank-owned life insurance	350	451
Debit card fees	1,499	1,084
Correspondent banking fees	244	269
Other	1,173	1,449
Total noninterest income	22,782	19,296

Noninterest expense:
Salaries and employee benefits	29,972	23,044
Occupancy and equipment expense	5,978	3,965
Professional and data processing fees	4,365	3,702
Acquisition costs	1,973	—
Post-acquisition compensation, transition and integration costs	4,796	—
FDIC insurance, other insurance and regulatory fees	1,394	986
Loan/lease expense	761	457
Net cost of (income from) and gains/losses on operations of other real estate	59	(113)
Advertising and marketing	1,198	853
Bank service charges	610	572
Correspondent banking expense	213	198
Intangibles amortization	787	508
Other	2,142	1,503
Total noninterest expense	54,248	35,675
Net income before income taxes	16,734	27,137
Federal and state income tax expense	1,492	4,788
Net income	$15,242	$22,349

Basic earnings per common share	$0.88	$1.41
Diluted earnings per common share	$0.87	$1.39

Weighted average common shares outstanding	17,345,324	15,813,932
Weighted average common and common equivalent shares outstanding	17,549,107	16,045,239

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Six Months Ended June 30, 2022 and 2021

	2022	2021

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$104,000	$83,781
Securities:
Taxable	5,488	4,174
Nontaxable	8,795	7,986
Interest-bearing deposits at financial institutions	204	71
Restricted investment securities	766	456
Federal funds sold	14	—
Total interest and dividend income	119,267	96,468

Interest expense:
Deposits	8,661	6,662
Short-term borrowings	3	3
Federal Home Loan Bank advances	863	25
Subordinated notes	3,370	3,164
Junior subordinated debentures	1,237	1,123
Total interest expense	14,134	10,977
Net interest income	105,133	85,491
Provision for credit losses	8,284	6,713
Net interest income after provision for loan/lease losses	96,849	78,778

Noninterest income:
Trust department fees	5,460	5,649
Investment advisory and management fees	2,019	1,979
Deposit service fees	3,778	2,900
Gains on sales of residential real estate loans, net	1,302	2,521
Gains on sales of government guaranteed portions of loans, net	19	—
Swap fee income/capitals markets revenue	19,426	23,125
Securities losses, net	—	(88)
Earnings on bank-owned life insurance	696	922
Debit card fees	2,506	2,059
Correspondent banking fees	521	583
Other	2,688	3,135
Total noninterest income	38,415	42,785

Noninterest expenses:
Salaries and employee benefits	53,599	47,891
Occupancy and equipment expense	9,915	8,073
Professional and data processing fees	8,036	7,145
Acquisition costs	3,824	—
Post-acquisition compensation, transition and integration costs	4,796	—
Disposition costs	—	8
FDIC insurance, other insurance and regulatory fees	2,704	2,051
Loan/lease expense	1,028	757
Net cost of (income from) and gains/losses on operations of other real estate	58	(74)
Advertising and marketing	1,959	1,480
Bank service charges	1,151	1,095
Correspondent banking expense	412	398
Intangibles amortization	1,280	1,016
Other	3,811	3,063
Total noninterest expenses	92,573	72,903
Net income before income taxes	42,691	48,660
Federal and state income tax expense	3,825	8,329
Net income	$38,866	$40,331

Basic earnings per common share	$2.36	$2.55
Diluted earnings per common share	$2.33	$2.52

Weighted average common shares outstanding	16,485,218	15,808,788
Weighted average common and common equivalent shares outstanding	16,700,682	16,035,394

Cash dividends declared per common share	$0.12	$0.12

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021

	(dollars in thousands)

Net income	$15,242	$22,349

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(24,575)	4,663
Less reclassification adjustment for losses included in net income before tax	—	(88)
	(24,575)	4,751

Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	(7,414)	492
Less reclassification adjustment for caplet amortization before tax	(241)	(163)
	(7,173)	655

Other comprehensive income (loss), before tax	(31,748)	5,406
Tax expense (benefit)	(7,462)	1,227
Other comprehensive income (loss), net of tax	(24,286)	4,179

Comprehensive income (loss)	$(9,044)	$26,528

	Six Months Ended June 30,
	2022	2021

	(dollars in thousands)

Net income	$38,866	$40,331

Other comprehensive income (loss):

Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period before tax	(53,745)	(1,096)
Less reclassification adjustment for losses included in net income before tax	—	(88)
	(53,745)	(1,008)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	(14,272)	3,725
Less reclassification adjustment for caplet amortization before tax	(462)	(314)
	(13,810)	4,039

Other comprehensive income (loss), before tax	(67,555)	3,031
Tax expense (benefit)	(15,929)	603
Other comprehensive income (loss), net of tax	(51,626)	2,428

Comprehensive income (loss)	$(12,760)	$42,759

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Six Months Ended June 30, 2022 and 2021

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

	(dollars in thousands)

Balance December 31, 2021	$15,613	$273,768	$386,077	$1,552	$677,010
Net income	—	—	23,624	—	23,624
Other comprehensive (loss), net of tax	—	—	—	(27,340)	(27,340)
Common cash dividends declared, $0.06 per share	—	—	(939)	—	(939)
Repurchase and cancellation of 77,500 shares of common stock
as a result of a share repurchase program	(77)	(1,338)	(3,000)	—	(4,415)
Stock-based compensation expense	—	751	—	—	751
Issuance of common stock under employee benefit plans	44	(811)	—	—	(767)
Balance, March 31, 2022	$15,580	$272,370	$405,762	$(25,788)	$667,924
Net income	—	—	15,242	—	15,242
Other comprehensive (loss), net of tax	—	—	—	(24,286)	(24,286)
Common cash dividends declared, $0.06 per share	—	—	(1,059)	—	(1,059)
Issuance of 2,071,291 shares of common stock
as a result of acquisition of Guaranty Federal Bancshares	2,071	115,143	—	—	117,214
Repurchase and cancellation of 602,500 shares of common stock
as a result of a share repurchase program	(603)	(13,258)	(19,155)	—	(33,016)
Stock-based compensation expense	—	545	—	—	545
Issuance of common stock under employee benefit plans	16	558	—	—	574
Balance, June 30, 2022	$17,064	$375,358	$400,790	$(50,074)	$743,138

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2020	$15,806	$275,807	$300,804	$1,376	$593,793
Impact of adoption of ASU 2016-13	—	—	(937)	—	(937)
Net income	—	—	17,982	—	17,982
Other comprehensive loss, net of tax	—	—	—	(1,751)	(1,751)
Common cash dividends declared, $0.06 per share	—	—	(949)	—	(949)
Stock-based compensation expense	—	841	—	—	841
Issuance of common stock under employee benefit plans	38	(298)	—	—	(260)
Balance, March 31, 2021	$15,844	$276,350	$316,900	$(375)	$608,719
Net income	—	—	22,349	—	22,349
Other comprehensive income, net of tax	—	—	—	4,179	4,179
Common cash dividends declared, $0.06 per share	—	—	(951)	—	(951)
Repurchase and cancellation of 100,000 shares of common stock
as a result of a share repurchase program	(100)	(1,826)	(2,874)	—	(4,800)
Stock-based compensation expense	—	520	—	—	520
Issuance of common stock under employee benefit plans	20	440	—	—	460
Balance, June 30, 2021	$15,764	$275,485	$335,424	$3,803	$630,476

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2022 and 2021

	2022	2021

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,866	$40,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,619	2,701
Provision for credit losses	8,284	6,713
Stock-based compensation expense	1,296	1,361
Deferred compensation expense accrued	1,939	2,302
Gains on other real estate owned, net	—	(389)
Amortization of premiums on securities, net	575	1,092
Caplet amortization	462	314
Mark to market gains on unhedged derivatives, net	(1,338)	(91)
Securities losses, net	—	88
Loans originated for sale	(53,057)	(115,649)
Proceeds on sales of loans	60,235	117,469
Gains on sales of residential real estate loans	(1,302)	(2,521)
Gains on sales of government guaranteed portions of loans	(19)	—
(Gains) losses on sales and disposals of premises and equipment	60	(22)
Amortization of intangibles	1,280	1,016
Accretion of acquisition fair value adjustments, net	(1,813)	(795)
Increase in cash value of bank-owned life insurance	(696)	(922)
Increase in other assets	(19,837)	(14,322)
Increase (decrease) in other liabilities	15,076	(5,941)
Net cash provided by operating activities	$53,630	$32,735

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	10,220	7,740
Net (increase) decrease in interest-bearing deposits at financial institutions	38,044	(844)
Proceeds from sales of other real estate owned	—	1,407
Activity in securities portfolio:
Purchases	(134,700)	(108,565)
Calls, maturities and redemptions	18,111	70,539
Paydowns	24,166	40,395
Sales	111,375	23,874
Activity in restricted investment securities:
Purchases	(22,514)	(2,280)
Redemptions	2,159	46
Net increase in loans/leases originated and held for investment	(314,744)	(170,969)
Purchase of premises and equipment	(23,965)	(4,773)
Proceeds from sales of premises and equipment	50	22
Net cash acquired from acquisition	144,973	—
Net cash used in investing activities	$(146,825)	$(143,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(178,688)	89,798
Net increase (decrease) in short-term borrowings	(2,730)	1,640
Activity in Federal Home Loan Bank advances:
Net change in short-term and overnight advances	385,000	25,000
Prepayments	(16,000)	—
Prepayments of subordinated notes	—	(5,000)
Payment of cash dividends on common stock	(1,874)	(1,896)
Proceeds (payment) from issuance of common stock, net	(193)	200
Repurchase and cancellation of shares	(37,431)	(4,800)
Net cash provided by financing activities	$148,084	$104,942

Net increase (decrease) in cash and due from banks	54,889	(5,731)

Cash and due from banks, beginning	37,490	61,329
Cash and due from banks, ending	$92,379	$55,598

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

Six Months Ended June 30, 2022 and 2021

	2022	2021

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments (receipts) for:
Interest	$13,779	$12,257
Income/franchise taxes	(190)	21,310

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized losses on securities available for sale and derivative instruments, net	(51,626)	2,427
Transfers of loans to other real estate owned	150	2,812
Due to broker for purchases of securities	—	1,000
Decrease in the fair value of back-to-back interest rate swap assets and liabilities	(131,410)	(31,297)
Dividends payable	1,059	951

Supplemental disclosure of cash flow information for acquisitions:
Fair value of assets acquired:
Cash and due from banks	$171,844	$—
Interest-bearing deposits at financial institutions	17,134	—
Securities	143,017	—
Loans receivable, net	801,697	—
Bank-owned life insurance	32,100	—
Premises and equipment, net	16,257	—
Restricted investment securities	2,220	—
Other real estate owned	55	—
Intangibles	10,264	—
Other assets	23,685	—
Total assets acquired	$1,218,273	$—

Fair value of liabilities assumed:
Deposits	$1,076,573	$—
FHLB advances	16,000	—
Subordinated debentures	19,621
Junior subordinated debentures	10,310	—
Other liabilities	15,225	—
Total liabilities assumed	1,137,729	—
Net assets acquired	$80,544	$—

Consideration paid:
Cash paid *	$26,871	$—
Common stock	117,214	—
Total consideration paid	144,085	—
Goodwill	$63,541	$—

*Net cash acquired at closing totaled $145.0 million for acquisition of Guaranty Bank in 2022.
See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2022

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

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended June 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

Allowance: Allowance for credit losses	GB: Guaranty Bank, formerly known as Springfield First
AOCI: Accumulated other comprehensive income (loss)	Community Bank
ASC: Accounting Standards Codification	GFED: Guaranty Federal Bancshares, Inc.
ASU: Accounting Standards Update	HTM: Held to maturity
Bates Companies: Bates Financial Advisors, Inc., Bates	LIBOR: London Inter-Bank Offered Rate
Financial Services, Inc., Bates Securities, Inc. and	LIHTC: Low-income housing tax credit
Bates Financial Group, Inc.	m2: m2 Equipment Finance, LLC
BOLI: Bank-owned life insurance	NIM: Net interest margin
Caps: Interest rate cap derivatives	NPA: Nonperforming asset
CARES Act: Coronavirus Aid, Relief and Economy	NPL: Nonperforming loan
Security Act	OBS: Off-balance sheet
CECL: Current Expected Credit Losses	OREO: Other real estate owned
Community National: Community National Bancorporation	OTTI: Other-than-temporary impairment
COVID-19: Coronavirus Disease 2019	PCAOB: Public Company Accounting Oversight Board
CRBT: Cedar Rapids Bank & Trust Company	PCD: Purchased credit deteriorated loan
CRE: Commercial real estate	PCI: Purchased credit impaired
CSB: Community State Bank	PPP: Paycheck Protection Program
C&I: Commercial and industrial	Provision: Provision for credit losses
EBA: Excess balance account	QCBT: Quad City Bank & Trust Company
EPS: Earnings per share	ROAA: Return on average assets
Exchange Act: Securities Exchange Act of 1934, as	ROAE: Return on average equity
amended	SBA: U.S. Small Business Administration
FASB: Financial Accounting Standards Board	SEC: Securities and Exchange Commission
FDIC: Federal Deposit Insurance Corporation	SFCB: Springfield First Community Bank
Federal Reserve: Board of Governors of the Federal	SFG: Specialty Finance Group
Reserve System	TA: Tangible assets
FHLB: Federal Home Loan Bank	TCE: Tangible common equity
FRB: Federal Reserve Bank of Chicago	TDRs: Troubled debt restructurings
TEY: Tax equivalent yield
The Company: QCR Holdings, Inc.

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries which include the accounts of four commercial banks:  QCBT, CRBT, CSB and GB. All are state-chartered commercial banks and all are members of the Federal Reserve system. On April 1, 2022, the Company completed its previously announced acquisition of GFED.  See Note 2 to the Consolidated Financial Statements for further discussion.  The combined bank changed its name to Guaranty Bank. The Company also engages in direct financing lease contracts through m2, a wholly-owned subsidiary of QCBT. All material intercompany transactions and balances have been eliminated in consolidation.

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

In April 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures.  Under the standard, the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 is eliminated and guidance on “vintage disclosures” is amended to require disclosure of current-period gross write-offs by year of origination.  The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.  For public companies that have adopted ASC 326, the changes take effect in reporting periods beginning after December 15, 2022.  Management is currently analyzing the anticipated impact of the statement on the Company’s financial statements.

NOTE 2 – ACQUISITION

On April 1, 2022, the Company completed its previously announced acquisition of GFED and on April 2, 2022 merged Guaranty Bank into SFCB, the Company’s Springfield-based charter.  The combined bank changed its name to Guaranty Bank.

Stockholders of GFED received for each share of GFED common stock owned, at the election of each stockholder,  subject to proration and adjustment, (1) $30.50 in cash, (2) 0.58775 shares of the Company’s common stock, or (3) mixed consideration of $6.10 in cash and 0.4702 shares of the Company’s common stock.  On March 31, 2022, the last trading date before the closing, the Company’s common stock closed at $56.59, resulting in stock consideration valued at $117.2 million and total cash consideration paid by the Company of $26.9 million.  The Company funded the cash portion of the purchase price through operating cash.

The acquisition of GFED supports the strategic goals of the Company. It allows for increased product and service capabilities of the combined bank and it will result in strong growth in Springfield, MO and its surrounding communities.

The Company accounted for the business combination under the acquisition method of accounting in accordance with ASC 805.  The Company recognized the full fair value of the assets acquired and liabilities assumed at the acquisition date, net of applicable income tax effects.  The Company considers all purchase accounting adjustments as provisional and fair values are subject to refinement for up to one year after the closing date due to timing of third party reports and management’s reviews of reports.

The excess of the consideration paid over the fair value of the net assets acquired is recorded as goodwill.  This goodwill is not deductible for tax purpose.

The fair values of the assets acquired and liabilities assumed including the consideration paid and resulting goodwill is as follows:

As of
April 1, 2022
(dollars in thousands)
ASSETS
Cash and due from banks	$171,844
Interest-bearing deposits at financial institutions	17,134
Securities	143,017
Loans/leases receivable, net	801,697
Bank-owned life insurance	32,100
Premises and equipment	16,257
Restricted investment securities	2,220
Other real estate owned	55
Intangibles	10,264
Other assets	23,685
Total assets acquired	$1,218,273

LIABILITIES
Deposits	$1,076,573
FHLB advances	16,000
Subordinated notes	19,621
Junior subordinated debentures	10,310
Other liabilities	15,225
Total liabilities assumed	$1,137,729
Net assets acquired	$80,544

CONSIDERATION PAID:
Cash	$26,871
Common stock	117,214
Total consideration paid	$144,085
Goodwill	$63,541

The Company acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution’s previously recorded allowance for loan and lease losses. Acquired loans are accounted for under ASC 326, Financial Instruments – Credit Losses.

The fair value of acquired loans recorded at the time of acquisition is based upon several factors, including the timing and payment of expected cash flows, as adjusted for estimated credit losses and prepayments, and then discounting these cash flows using comparable market rates. The resulting fair value adjustment is recorded in the form of a premium or discount to the unpaid principal balance of the respective loans. As it relates to acquired loans that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination (“PCD”), the net premium or net discount is adjusted to reflect the Company’s allowance for credit losses recorded for PCD loans at the time of acquisition, and the remaining fair value adjustment is accreted or amortized into interest income over the remaining life of the respective loans. As it relates to loans not classified as PCD (“non-PCD”) loans, the credit loss and yield components of their fair value adjustment are aggregated, and the resulting net premium or net discount is accreted or amortized into interest income over the remaining life of the respective loans. The Company recorded an accretable discount of $12.0 million on the non-PCD loans. The Company also recorded an ACL for non-PCD loans at the time of acquisition through provision expense of $11.0 million.

The carrying amount of loans acquired and classified as PCD is as follows:

Guaranty Bank
April 1, 2022
(dollars in thousands)

Principal balance of PCD loans at acquisition	$38,711
Allowance for credit losses at acquisition	(5,902)
Non-credit discount at acquisition	(1,366)
Fair value of PCD loans at acquisition	$31,443

Premises and equipment acquired with a fair value of $16.3 million includes sixteen branch locations. The fair value was determined with the assistance of a third party appraiser.  The assets and related fair value adjustments will be recognized as an increase in depreciation expense over 39 years.

The Company recorded a core deposit intangible totaling $10.3 million which is the portion of the acquisition purchase price that represents the value assigned to the existing deposit base.  The core deposit intangible has a finite life and is amortized using an accelerated method over the estimated useful life of the deposits (estimated to be ten years).

The following table presents the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value:

June 30, 2022
(dollars in thousands)
Balance at acquisition	$10,264
Amortization expense	(294)
Balance at the end of the period	$9,970

Gross carrying amount	$10,264
Accumulated amortization	(294)
Net book value	$9,970

The following presents the remaining estimated amortization of the core deposit intangible:

Year ending, December 31,	Amount
(dollars in thousands)
2022	$589
2023	1,162
2024	1,138
2025	1,109
2026	1,076
Thereafter	4,896
$9,970

The following table presents the assumed borrowings as of the acquisition date:

	Amount	Rate	Terms	Maturity Date	Collateral
	(dollars in thousands)
FHLB advance	6,500	0.59%	monthly interest payments; principal due at maturity	5/15/2023	commercial and residential real estate loans
FHLB advance	6,500	0.82%	monthly interest payments; principal due at maturity	5/15/2025	commercial and residential real estate loans
FHLB advance	3,000	1.12%	monthly interest payments; principal due at maturity	5/17/2027	commercial and residential real estate loans
Subordinated notes	19,621	5.25%	monthly interest payments; principal due at maturity	9/30/2030	unsecured
Junior subordinated debentures	10,310	4.09%	monthly interest payments; principal due at maturity	2/23/2036	unsecured
Fair value of borrowings assumed	$ 45,931

The Company prepaid the $16.0 million of FHLB advances in full shortly after closing.

During the first six months of 2022, the Company incurred $3.8 million of expenses related to the acquisition, comprised primarily of legal, accounting, investment banking costs and personnel costs and $4.8 million of post-acquisition, compensation, transition and integration costs, comprised primarily of personnel costs, IT integration and data conversion costs related to the acquisition. GB results are included in the consolidated statements of income effective on the acquisition date.

Unaudited pro forma combined operating results for the three and six months ended June 30, 2022 and 2021, giving effect to the GFED acquisition as if it had occurred as of January 1, 2021, are as follow:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands, except per share data)

Net interest income	$59,400	$53,324	$115,136	$104,650
Noninterest income	$22,782	$22,112	$40,652	$48,216
Net income	$15,242	$25,609	$41,365	$46,549

Earnings per common share:
Basic	$0.88	$1.43	$2.23	$2.60
Diluted	$0.87	$1.41	$2.20	$2.57

NOTE 3– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of June 30, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost*	Gains	(Losses)	Value

	(dollars in thousands)
June 30, 2022:
Securities HTM:
Municipal securities	$507,653	$5,359	$(16,108)	$496,904
Other securities	1,050	—	—	1,050
	$508,703	$5,359	$(16,108)	$497,954

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$22,424	$22	$(1,998)	$20,448
Residential mortgage-backed and related securities	86,000	42	(4,795)	81,247
Municipal securities	241,074	122	(38,211)	202,985
Asset-backed securities	20,056	112	(212)	19,956
Other securities	47,768	93	(1,084)	46,777
	$417,322	$391	$(46,300)	$371,413

*     HTM securities shown on the balance sheet of $508.5 million represents amortized cost of $508.7 million, net of allowance for credit losses of $198 thousand as of June 30, 2022.

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2022 and December 31, 2021, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
June 30, 2022:
Securities HTM:
Municipal securities	$68,468	$(7,786)	$95,070	$(8,322)	$163,538	$(16,108)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$16,574	$(1,359)	$2,482	$(639)	$19,056	$(1,998)
Residential mortgage-backed and related securities	59,731	(2,073)	18,215	(2,722)	77,946	(4,795)
Municipal securities	185,244	(37,071)	3,828	(1,140)	189,072	(38,211)
Asset-backed securities	10,722	(212)	—	—	10,722	(212)
Other securities	32,950	(1,084)	—	—	32,950	(1,084)
	$305,221	$(41,799)	$24,525	$(4,501)	$329,746	$(46,300)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2021:
Securities HTM:
Other securities	$1,049	$(1)	$—	$—	$1,049	$(1)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$9,802	$(156)	$3,035	$(140)	$12,837	$(296)
Residential mortgage-backed and related securities	5,363	(67)	19,406	(713)	24,769	(780)
Municipal securities	13,287	(211)	1,001	(4)	14,288	(215)
Other securities	4,528	(30)	—	—	4,528	(30)
	$32,980	$(464)	$23,442	$(857)	$56,422	$(1,321)

At June 30, 2022, the investment portfolio included 699 securities. Of this number, 463 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 6.74% of the total amortized cost of the portfolio. Of these 463 securities, there were 91 securities that had an unrealized loss for twelve months or more.

The following table presents the activity in the allowance for credit losses for held to maturity securities by major security type for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021			Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Municipal	Other		Municipal	Other		Municipal	Other		Municipal	Other
	securities	securities	Total	securities	securities	Total	securities	securities	Total	securities	securities	Total

Allowance for credit losses:
Beginning balance	$198	$—	$198	$173	$1	$174	$198	$—	$198	$—	$—	$—
Impact of adopting ASU 2016-13	—	—	—	—	—	—	—	—	—	182	1	183
Provision for credit loss expense	—	—	—	—	—	—	—	—	—	(9)	—	(9)
Balance, ending	$198	$—	$198	$173	$1	$174	$198	$—	$198	$173	$1	$174

All sales of securities for the three and six months ended June 30, 2022 and June 30, 2021 were securities identified as AFS.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Proceeds from sales of securities	$111,375	$4,334	$111,375	$23,874
Gross gains from sales of securities	—	—	—	—
Gross losses from sales of securities	—	(88)	—	(88)

Upon the GFED acquisition, the Company sold a large portion of the acquired securities portfolio to improve the efficiency of the combined balance sheets.

The amortized cost and fair value of securities as of June 30, 2022 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$2,968	$2,974
Due after one year through five years	16,632	16,589
Due after five years	489,103	478,391
	$508,703	$497,954
Securities AFS:
Due in one year or less	$6,773	$6,772
Due after one year through five years	4,129	4,162
Due after five years	300,364	259,276
	311,266	270,210
Residential mortgage-backed and related securities	86,000	81,247
Asset-backed securities	20,056	19,956
	$417,322	$371,413

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$309,349	$305,321

Securities AFS:
Municipal securities	236,628	198,515
Other securities	46,347	45,405
	$282,975	$243,920

As of June 30, 2022, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 119 issuers with fair values totaling $116.4 million and revenue bonds issued by 185 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $583.5 million. The Company also held investments in general obligation bonds in 22 states, including eight states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 29 states, including 12 states in which the aggregate fair value exceeded $5.0 million.

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

Both general obligation and revenue bonds are diversified across many issuers. As of June 30, 2022 and as of December 31, 2021, the Company held revenue bonds of one issuer, located in Ohio, of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. The issuer’s financial condition is strong and the source of repayment is diversified. The Company monitors the investments and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of June 2022, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of June 30, 2022, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

NOTE 4 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of June 30, 2022 and December 31, 2021 is presented as follows:

	June 30, 2022	December 31, 2021

	(dollars in thousands)

C&I:
C&I - revolving	$322,258	$248,483
C&I - other *	1,403,689	1,346,602
	1,725,947	1,595,085

CRE - owner occupied	628,565	421,701
CRE - non-owner occupied	889,530	646,500
Construction and land development	1,080,372	918,571
Multi-family	860,742	600,412
Direct financing leases**	40,050	45,191
1-4 family real estate***	473,141	377,361
Consumer	99,556	75,311
	5,797,903	4,680,132
Allowance for credit losses	(92,425)	(78,721)
	$5,705,478	$4,601,411
** Direct financing leases:
Net minimum lease payments to be received	$43,888	$49,362
Estimated unguaranteed residual values of leased assets	165	165
Unearned lease/residual income	(4,003)	(4,336)
	40,050	45,191
Plus deferred lease origination costs, net of fees	387	568
	40,437	45,759
Less allowance for credit losses	(1,589)	(1,546)
	$38,848	$44,213

*     Includes equipment financing agreements outstanding at m2, totaling $253.4 million and $225.1 million as of June 30, 2022 and December 31, 2021, respectively and PPP loans totaling $79 thousand and $28.2 million as of June 30, 2022 and December 31, 2021, respectively.

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

*** Includes residential real estate loans held for sale totaling $1.2 million and $3.8 million as of June 30, 2022 and December 31, 2021, respectively.

Included in the amortized cost of the loan portfolio is $13.0 million of remaining discounts on acquired loans. Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $19.4 million and $15.0 million at June 30, 2022 and December 31, 2021, respectively, and was included in other assets on the consolidated balance sheets.

The aging of the loan/lease portfolio by classes of loans/leases as of June 30, 2022 and December 31, 2021 is presented as follows:

	As of June 30, 2022
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$322,258	$—	$—	$—	$—	$322,258
C&I - other	1,397,799	3,136	1,038	1	1,715	1,403,689
CRE - owner occupied	626,209	—	—	—	2,356	628,565
CRE - non-owner occupied	882,587	—	—	—	6,943	889,530
Construction and land development	1,071,748	—	63	—	8,561	1,080,372
Multi-family	860,742	—	—	—	—	860,742
Direct financing leases	38,940	213	43	—	854	40,050
1-4 family real estate	469,737	96	165	267	2,876	473,141
Consumer	99,194	50	43	—	269	99,556
	$5,769,214	$3,495	$1,352	$268	$23,574	$5,797,903

As a percentage of total loan/lease portfolio	99.51%	0.06%	0.02%	0.00%	0.41%	100.00%

	As of December 31, 2021
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I
C&I - revolving	$248,483	$—	$—	$—	$—	$248,483
C&I - other	1,337,034	859	7,308	1	1,400	1,346,602
CRE - owner occupied	421,701	—	—	—	—	421,701
CRE - non-owner occupied	646,500	—	—	—	—	646,500
Construction and land development	918,498	—	—	—	73	918,571
Multi-family	600,412	—	—	—	—	600,412
Direct financing leases	44,174	10	160	—	847	45,191
1-4 family real estate	374,912	1,325	716	—	408	377,361
Consumer	75,272	8	—	—	31	75,311
	$4,666,986	$2,202	$8,184	$1	$2,759	$4,680,132

As a percentage of total loan/lease portfolio	99.57%	0.05%	0.17%	0.00%	0.06%	100.00%

NPLs by classes of loans/leases as of June 30, 2022 and December 31, 2021 are presented as follows:

	As of June 30, 2022
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	1	1,547	168	1,716	7.20
CRE - owner occupied	—	1,859	497	2,356	9.88
CRE - non-owner occupied	—	70	6,873	6,943	29.12
Construction and land development	—	6,879	1,682	8,561	35.91
Multi-family	—	—	—	—	-
Direct financing leases	—	854	—	854	3.58
1-4 family real estate	267	1,575	1,301	3,143	13.18
Consumer	—	269	—	269	1.13
	$268	$13,053	$10,521	$23,842	100.00%

	As of December 31, 2021
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)

C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	1	1,130	270	1,401	50.77
CRE - owner occupied	—	—	—	—	-
CRE - non-owner occupied	—	—	—	—	-
Construction and land development	—	73	—	73	2.64
Multi-family	—	—	—	—	-
Direct financing leases	—	115	732	847	30.69
1-4 family real estate	—	408	—	408	14.78
Consumer	—	31	—	31	1.12
	$1	$1,757	$1,002	$2,760	100.00%

The Company did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2022 and 2021.

Changes in the ACL loans/leases by portfolio segment for the three and six months ended June 30, 2022 and 2021, respectively, are presented as follows:

	Three Months Ended June 30, 2022
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,619	$25,437	$7,897	$7,857	$14,671	$10,336	$4,154	$815	$74,786
Initial ACL recorded for PCD loans	600	7	2,481	1,076	1,100	481	137	20	5,902
Provision**	960	2,864	686	3,309	617	1,966	1,222	517	12,141
Charge-offs	—	(426)	—	(193)	—	—	—	(1)	(620)
Recoveries	—	211	1	—	—	—	—	4	216
Balance, ending	$5,179	$28,093	$11,065	$12,049	$16,388	$12,783	$5,513	$1,355	$92,425

	Six Months Ended June 30, 2022
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other***	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,907	$25,982	$8,501	$8,549	$16,972	$9,339	$4,541	$930	$78,721
Initial ACL recorded for PCD loans	600	7	2,481	1,076	1,100	481	137	20	5,902
Provision**	672	2,533	77	2,489	(1,684)	2,963	835	407	8,292
Charge-offs	—	(875)	—	(193)	—	—	—	(8)	(1,076)
Recoveries	—	446	6	128	—	—	—	6	586
Balance, ending	$5,179	$28,093	$11,065	$12,049	$16,388	$12,783	$5,513	$1,355	$92,425

*   Included within the C&I – Other column are ACL on leases with a beginning balance of $1.5 million, provision of $185 thousand, charge-offs of $109 thousand and recoveries of $48 thousand. ACL on leases was $1.6 million as of June 30, 2022.

**  Provision for the three and six months ended June 30, 2022, included $11.0 million related to the acquired Guaranty Bank non-PCD loans.

*** Included within the C&I - Other column are ACL on leases with a beginning balance of $1.5 million, provision of $158 thousand, charge-offs of $223 thousand and recoveries of $108 thousand.  ACL on leases was $1.6 million as of June 30, 2022.

	Three Months Ended June 30, 2021
					CRE	CRE	Construction		Direct	Residential	1-4
		C&I -	C&I -		Owner	Non-Owner	and Land	Multi-	Financing	Real	Family
	C&I	Revolving	Other*	CRE	Occupied	Occupied	Development	Family	Leases	Estate	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$—	$3,547	$33,167	$—	$9,147	$11,155	$12,327	$6,278	$—	$—	$5,165	$1,045	$81,831
Provision	—	(370)	(2)	—	(1,121)	(376)	1,313	849	—	—	(105)	(329)	(141)
Charge-offs	—	—	(998)	—	—	(1,876)	—	(150)	—	—	(646)	(4)	(3,674)
Recoveries	—	—	158	—	(6)	8	—	—	—	—	511	207	878
Balance, ending	$—	$3,177	$32,325	$—	$8,020	$8,911	$13,640	$6,977	$—	$—	$4,925	$919	$78,894

	Six Months Ended June 30, 2021
					CRE	CRE	Construction		Direct	Residential	1-4
		C&I -	C&I -		Owner	Non-Owner	and Land	Multi-	Financing	Real	Family
	C&I	Revolving	Other**	CRE	Occupied	Occupied	Development	Family	Leases	Estate	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$35,421	$—	$—	$42,161	$—	$—	$—	$—	$1,764	$3,732	$—	$1,298	$84,376
Adoption of ASU 2016-13	(35,421)	2,982	29,130	(42,161)	8,696	11,428	11,999	5,836	(1,764)	(3,732)	5,042	(137)	(8,102)
Provision	—	195	4,547	—	(670)	(662)	1,641	1,291	—	—	56	(546)	5,852
Charge-offs	—	—	(1,666)	—	—	(1,876)	—	(150)	—	—	(690)	(5)	(4,387)
Recoveries	—	—	314	—	(6)	21	—	—	—	—	517	309	1,155
Balance, ending	$—	$3,177	$32,325	$—	$8,020	$8,911	$13,640	$6,977	$—	$—	$4,925	$919	$78,894

*   Included within the C&I – Other column are ACL on leases with adoption impact of $2.2 million, negative provision of $144 thousand, charge-offs of $130 thousand and recoveries of $58 thousand. ACL on leases was $2.0 million as of June 30, 2021.

** Included within the C&I – Other column are ACL on leases with a beginning balance of $1.8 million, adoption impact of $685 thousand, negative provision of $279 thousand, charge-offs of $328 thousand and recoveries of $134 thousand.  ACL on leases was $2.0 million as of June 30, 2021.

The composition of the ACL loans/leases by portfolio segment based on evaluation method are as follows:

	As of June 30, 2022
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$3,458	$318,800	$322,258	$933	$4,246	$5,179
C&I - other*	12,569	1,431,170	1,443,739	2,410	25,683	28,093
	16,027	1,749,970	1,765,997	3,343	29,929	33,272
CRE - owner occupied	24,440	604,125	628,565	3,046	8,019	11,065
CRE - non-owner occupied	28,618	860,912	889,530	826	11,223	12,049
Construction and land development	18,986	1,061,386	1,080,372	1,669	14,719	16,388
Multi-family	1,300	859,442	860,742	393	12,390	12,783
1-4 family real estate	4,978	468,163	473,141	418	5,095	5,513
Consumer	609	98,947	99,556	59	1,296	1,355
	$94,958	$5,702,945	$5,797,903	$9,754	$82,671	$92,425

*   Included within the C&I – Other category are leases individually evaluated of $854 thousand with a related allowance for credit losses of $351 thousand and leases collectively evaluated of $39.3 million with a related allowance for credit losses of $1.2 million.

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

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$3,353	$—	$—	$—	$—	$105	$—	$3,458
C&I - other*	2,063	214	—	—	122	7,637	2,533	12,569
	5,416	214	—	—	122	7,742	2,533	16,027
CRE - owner occupied	—	24,374	—	66	—	—	—	24,440
CRE - non-owner occupied	—	—	28,618	—	—	—	—	28,618
Construction and land development	—	—	18,986	—	—	—	—	18,986
Multi-family	—	—	1,300	—	—	—	—	1,300
1-4 family real estate	—	—	2,017	2,961	—	—	—	4,978
Consumer	—	—	—	602	—	—	7	609
	$5,416	$24,802	$50,921	$3,629	$122	$7,742	$2,540	$94,958

*   Included within the C&I – Other category are leases individually evaluated of $854 thousand with primary collateral of equipment.

	As of December 31, 2021
		Non
	Commercial	Owner-Occupied	Owner Occupied
	Assets	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$2,518	$—	$—	$—	$120	$—	$2,638
C&I - other*	683	—	2,471	134	9,877	291	13,456
	3,201	—	2,471	134	9,997	291	16,094
CRE - owner occupied	—	—	3,841	—	—	—	3,841
CRE - non-owner occupied	—	25,006	—	—	—	—	25,006
Construction and land development	—	10,362	74	—	—	—	10,436
Multi-family	—	—	—	—	—	—	—
1-4 family real estate	—	817	2,133	—	—	—	2,950
Consumer	—	—	340	—	1	9	350
	$3,201	$36,185	$8,859	$134	$9,998	$300	$58,677

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

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of June 30, 2022:

	As of June 30, 2022
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2022	2021	2020	2019	2018	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass (Ratings 1 through 5)	$—	$—	$—	$—	$—	$—	$316,980	$316,980
Special Mention (Rating 6)	—	—	—	—	—	—	1,820	1,820
Substandard (Rating 7)	—	—	—	—	—	—	3,458	3,458
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$322,258	$322,258

C&I - other
Pass (Ratings 1 through 5)	$250,926	$298,050	$275,254	$116,262	$78,628	$120,831	$—	$1,139,951
Special Mention (Rating 6)	365	20	19	20	—	323	—	747
Substandard (Rating 7)	2,396	205	763	5,729	348	165	—	9,606
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - other	$253,687	$298,275	$276,036	$122,011	$78,976	$121,319	$—	$1,150,304

CRE - owner occupied
Pass (Ratings 1 through 5)	$91,565	$184,453	$168,819	$48,013	$31,918	$58,119	$16,268	$599,155
Special Mention (Rating 6)	1,730	—	2,915	—	145	1,786	—	6,576
Substandard (Rating 7)	1,981	1,073	16,802	1,260	1,218	500	—	22,834
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$95,276	$185,526	$188,536	$49,273	$33,281	$60,405	$16,268	$628,565

CRE - non-owner occupied
Pass (Ratings 1 through 5)	$178,954	$216,956	$203,144	$92,322	$60,792	$58,123	$6,379	$816,670
Special Mention (Rating 6)	1,825	4,244	13,809	1,757	15,733	7,205	—	44,573
Substandard (Rating 7)	—	720	11,895	15,391	—	—	281	28,287
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$180,779	$221,920	$228,848	$109,470	$76,525	$65,328	$6,660	$889,530

Construction and land development
Pass (Ratings 1 through 5)	$184,842	$358,523	$254,180	$77,982	$34,553	$—	$19,253	$929,333
Special Mention (Rating 6)	328	163	—	—	—	—	—	491
Substandard (Rating 7)	4,794	11,814	—	—	—	25	—	16,633
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Construction and land development	$189,964	$370,500	$254,180	$77,982	$34,553	$25	$19,253	$946,457

Multi-family
Pass (Ratings 1 through 5)	$139,369	$266,098	$233,484	$102,945	$104,833	$10,066	$2,598	$859,393
Special Mention (Rating 6)	—	49	—	—	—	—	—	49
Substandard (Rating 7)	—	—	1,300	—	—	—	—	1,300
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Multi-family	$139,369	$266,147	$234,784	$102,945	$104,833	$10,066	$2,598	$860,742

1-4 family real estate
Pass (Ratings 1 through 5)	$23,427	$41,055	$18,981	$13,400	$5,895	$6,567	$2,297	$111,622
Special Mention (Rating 6)	—	302	—	—	—	—	—	302
Substandard (Rating 7)	—	—	177	—	430	198	—	805
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$23,427	$41,357	$19,158	$13,400	$6,325	$6,765	$2,297	$112,729

Consumer
Pass (Ratings 1 through 5)	$168	$859	$465	$92	$206	$716	$1,650	$4,156
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	—	—	—	—	—	125	—	125
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Consumer	$168	$859	$465	$92	$206	$841	$1,650	$4,281

Total	$882,670	$1,384,584	$1,202,007	$475,173	$334,699	$264,749	$370,984	$4,914,866

	As of June 30, 2022
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2022	2021	2020	2019	2018	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$117,018	$85,405	$33,432	$12,475	$3,539	$390	$—	$252,259
Nonperforming	47	1,007	62	10	—	—	—	1,126
Total C&I - other	$117,065	$86,412	$33,494	$12,485	$3,539	$390	$—	$253,385

Construction and land development
Performing	$61,963	$57,234	$6,234	$4,747	$218	$471	$757	$131,624
Nonperforming	524	—	1,767	—	—	—	—	2,291
Total Construction and land development	$62,487	$57,234	$8,001	$4,747	$218	$471	$757	$133,915

Direct financing leases
Performing	$15,481	$6,173	$7,528	$5,914	$3,234	$866	$—	$39,196
Nonperforming	—	779	75	—	—	—	—	854
Total Direct financing leases	$15,481	$6,952	$7,603	$5,914	$3,234	$866	$—	$40,050

1-4 family real estate
Performing	$46,135	$119,804	$100,058	$20,613	$13,705	$57,076	$950	$358,341
Nonperforming	—	85	1,728	7	—	251	—	2,071
Total 1-4 family real estate	$46,135	$119,889	$101,786	$20,620	$13,705	$57,327	$950	$360,412

Consumer
Performing	$6,124	$5,263	$4,333	$1,992	$1,588	$1,742	$73,964	$95,006
Nonperforming	149	12	13	14	33	48	—	269
Total Consumer	$6,273	$5,275	$4,346	$2,006	$1,621	$1,790	$73,964	$95,275

Total	$247,441	$275,762	$155,230	$45,772	$22,317	$60,844	$75,671	$883,037

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

As of June 30, 2022 and December 31, 2021, TDRs totaled $164 thousand and $494 thousand, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three and six months ended June 30, 2022 and June 30, 2021.  The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of restructuring.

	For the three months ended June 30, 2022				For the six months ended June 30, 2022
		Pre-	Post-			Pre-	Post-
	Number of	Modification	Modification		Number of	Modification	Modification
	Loans/	Recorded	Recorded	Specific	Loans/	Recorded	Recorded	Specific
Classes of Loans/Leases	Leases	Investment	Investment	Allowance	Leases	Investment	Investment	Allowance

(dollars in thousands)
CONCESSION - Significant Payment Delay
Direct Financing Leases	1	$51	$51	$—	1	$51	$51	$—

	For the three months ended June 30, 2021				For the six months ended June 30, 2021
		Pre-	Post-			Pre-	Post-
	Number of	Modification	Modification		Number of	Modification	Modification
	Loans/	Recorded	Recorded	Specific	Loans/	Recorded	Recorded	Specific
Classes of Loans/Leases	Leases	Investment	Investment	Allowance	Leases	Investment	Investment	Allowance

	(dollars in thousands)
CONCESSION - Extension of Maturity
Consumer	1	$2,532	$2,532	$182	1	$2,532	$2,532	$182

CONCESSION - Interest Rate Adjusted Below Market
1-4 family real estate	1	$54	$54	$6	1	$54	$54	$6
Consumer	1	13	13	1	1	13	13	1
	2	$67	$67	$7	2	$67	$67	$7

TOTAL	3	$2,599	$2,599	$189	3	$2,599	$2,599	$189

For the three and six months ended June 30, 2022 and June 30, 2021, none of the Company's TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. There were no TDRs that were restructured and charged off for the three and six months ended June 30, 2022.

Changes in the ACL for OBS exposures for the three and six months ended June 30, 2022 and 2021 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(dollars in thousands)

Balance, beginning	$7,819	$9,846	$6,886	$—
Impact of adopting ASU 2016-13	—	—	—	9,117
Provisions (credited) to expense	(941)	141	(8)	870
Balance, ending	$6,878	$9,987	$6,878	$9,987

* Provision for the three and six months ended June 30, 2022, included $1.4 million related to the acquired Guaranty Bank OBS exposures

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES

Derivatives are summarized as follows as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(dollars in thousands)
Assets:
Interest rate caps - hedged	$6,108	$927
Interest rate caps	1,576	238
Interest rate swaps - hedged	126	—
Interest rate swaps	89,645	221,055
	$97,455	$222,220

Liabilities:
Interest rate swaps - hedged	$(23,660)	$(4,080)
Interest rate swaps	(89,645)	(221,055)
	$(113,305)	$(225,135)

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

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	June 30, 2022	December 31, 2021
(dollars in thousands)

Deposits	1/1/2020	1/1/2023	Derivatives - Assets	$25,000	1.75%	$122	$5
Deposits	1/1/2020	1/1/2023	Derivatives - Assets	50,000	1.57%	219	11
Deposits	1/1/2020	1/1/2023	Derivatives - Assets	25,000	1.80%	109	5
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.75%	529	60
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	50,000	1.57%	1,081	125
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.80%	540	62
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.75%	861	161
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	50,000	1.57%	1,765	332
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.80%	882	166
				$300,000		$6,108	$927

For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings. The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	June 30, 2022	December 31, 2021

(dollars in thousands)

1/1/2020	1/1/2023	Derivatives - Assets	$25,000	1.90%	$119	$3
2/1/2020	2/1/2024	Derivatives - Assets	25,000	1.90%	555	62
3/1/2020	3/1/2025	Derivatives - Assets	25,000	1.90%	902	173
			$75,000		$1,576	$238

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.    All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	June 30, 2022	December 31, 2021
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	1.79%	$(4,038)	$(17)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	1.79%	(5,768)	(25)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	1.79%	(4,627)	(34)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	25,000	1.40%	1.79%	(2,884)	(13)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	1.79%	(630)	N/A
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	1.79%	(2,100)	N/A
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	1.79%	(1,470)	N/A
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	1.79%	(2,100)	N/A
				$300,000			$(23,617)	$(89)

The Company has entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	June 30, 2022	December 31, 2021

		(dollars in thousands)

QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Liabilities	$10,000	3.86%	5.85%	$(12)	$(1,035)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Liabilities	8,000	3.86%	5.85%	(9)	(828)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Liabilities	10,000	1.79%	4.54%	(3)	(996)
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Liabilities	3,000	3.10%	5.17%	(4)	(309)
Community National Statutory Trust III	9/15//2018	9/15/2028	Derivatives - Liabilities	3,500	2.58%	4.75%	(7)	(360)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Liabilities	4,500	2.58%	4.75%	(8)	(463)
Guaranty Statutory Trust II*	12/15/2005	2/23/2036	Derivatives - Liabilities	10,310	2.95%	4.09%	126	N/A
				$49,310			$83	$(3,991)

*Acquired on 4/1/2022 with GFED acquisition.

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

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	June 30, 2022		December 31, 2021
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$2,213,781	$89,645	$2,024,599	$221,055
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$2,213,781	$89,645	$2,024,599	$221,055

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and six  months ended June 30, 2022 and June 30, 2021 are as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)
Income and expense line items presented in the consolidated statements of income	$68,205	$8,805	$48,903	$5,387

The effects of cash flow hedging:

Gain (loss) on cash flow hedges:
Interest rate caps on deposits	-	241	-	163
Interest rate swaps on variable rate loans	671	-	-	-
Interest rate swaps on junior subordinated debentures	-	196	-	276

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)

Income and expense line items presented in the consolidated statements of income	$119,267	$14,134	$96,468	$10,977

The effects of cash flow hedging:

Gain (loss) on cash flow hedges:
Interest rate caps on deposits	-	462		314
Interest rate swaps on variable rate loans	1,142	-	-	-
Interest rate swaps on junior subordinated debentures	-	463	-	545

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	June 30, 2022	December 31, 2021

	(dollars in thousands)

Cash	$1,720	$21,100
U.S treasuries and govt. sponsored agency securities	3,497	3,555
Municipal securities	109,018	139,166
Residential mortgage-backed and related securities	55,895	65,104
	$170,130	$228,925

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

NOTE 6 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three and six months ended June 30, 2022 and June 30, 2021:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$3,514	21.0%	$5,699	21.0%	$8,965	21.0%	$10,219	21.0%
Tax exempt income, net	(2,476)	(14.8)	(1,802)	(6.6)	(4,698)	(11.0)	(3,521)	(7.2)
Bank-owned life insurance	(73)	(0.4)	(95)	(0.4)	(146)	(0.3)	(194)	(0.4)
State income taxes, net of federal benefit, current year	982	5.9	1,247	4.6	2,273	5.3	2,271	4.7
Provision adjustment from accounting method change	—	—	—	—	(1,181)	(2.8)	—	—
Tax credits	(289)	(1.7)	(57)	(0.2)	(531)	(1.2)	(114)	(0.2)
Income from tax credit equity investments	158	0.9	—	—	(143)	(0.3)	—	—
Acquisition costs	242	1.4	—	—	372	0.9	—	—
Excess tax benefit on stock options exercised and restricted stock awards vested	(40)	(0.2)	(40)	(0.1)	(474)	(1.1)	(204)	(0.4)
Other	(526)	(3.2)	(164)	(0.7)	(612)	(1.5)	(128)	(0.3)
Federal and state income tax expense	$1,492	8.9%	$4,788	17.6%	$3,825	9.0%	$8,329	17.2%

NOTE 7 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands, except share data)

Net income	$15,242	$22,349	$38,866	$40,331

Basic EPS	$0.88	$1.41	$2.36	$2.55
Diluted EPS	$0.87	$1.39	$2.33	$2.52

Weighted average common shares outstanding	17,345,324	15,813,932	16,485,218	15,808,788
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	203,783	231,307	215,464	226,606
Weighted average common and common equivalent shares outstanding	17,549,107	16,045,239	16,700,682	16,035,394

NOTE 8 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at June 30, 2022 and December 31, 2021:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
June 30, 2022:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$20,448	$—	$20,448	$—
Residential mortgage-backed and related securities	81,247	—	81,247	—
Municipal securities	202,985	—	202,985	—
Asset-backed securities	19,956	—	19,956	—
Other securities	46,777	—	46,777	—
Derivatives	97,455	—	97,455	—
Total assets measured at fair value	$468,868	$—	$468,868	$—

Derivatives	$113,305	$—	$113,305	$—
Total liabilities measured at fair value	$113,305	$—	$113,305	$—

December 31, 2021:
Securities AFS:
U.S. govt. sponsored agency securities	$23,328	$—	$23,328	$—
Residential mortgage-backed and related securities	94,323	—	94,323	—
Municipal securities	168,266	—	168,266	—
Asset-backed securities	27,124	—	27,124	—
Other securities	24,789	—	24,789	—
Derivatives	222,220	—	222,220	—
Total assets measured at fair value	$560,050	$—	$560,050	$—

Derivatives	$225,135	$—	$225,135	$—
Total liabilities measured at fair value	$225,135	$—	$225,135	$—

The securities AFS portfolio consists of securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Interest rate caps are used for the purpose of hedging interest rate risk on deposits.  The interest rate caps are further described in Note 5 to the Consolidated Financial Statements.  The fair values are determined by pricing models that consider observable market data for derivative instruments with similar structures (Level 2 inputs).

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

Assets measured at fair value on a non-recurring basis comprise the following at June 30, 2022 and December 31, 2021:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

June 30, 2022:
Loans/leases evaluated individually	$49,334	$—	$—	$49,334
OREO	221	—	—	221
	$49,555	$—	$—	$49,555

December 31, 2021:
Loans/leases evaluated individually	$6,618	$—	$—	$6,618

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	June 30,	December 31,
	2022	2021	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$49,334	$6,618	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%

For the loans/leases evaluated individually, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three months ended June 30, 2022 and 2021.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of June 30, 2022		As of December 31, 2021
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$92,379	$92,379	$37,490	$37,490
Federal funds sold	Level 2	2,150	2,150	12,370	12,370
Interest-bearing deposits at financial institutions	Level 2	54,382	54,382	75,292	75,292
Investment securities:
HTM	Level 2	508,505	497,954	472,385	522,297
AFS	Level 2	371,413	371,413	337,830	337,830
Loans/leases receivable, net	Level 3	45,680	49,334	6,128	6,618
Loans/leases receivable, net	Level 2	5,659,798	5,662,328	4,595,283	4,478,899
Derivatives	Level 2	97,455	97,455	222,220	222,220

Deposits:
Nonmaturity deposits	Level 2	5,259,509	5,259,509	4,501,424	4,501,424
Time deposits	Level 2	561,148	546,315	421,348	419,453
Short-term borrowings	Level 2	1,070	1,070	3,800	3,800
FHLB advances	Level 2	400,000	400,000	15,000	15,000
Subordinated notes	Level 2	133,562	136,175	113,850	116,203
Junior subordinated debentures	Level 2	48,534	41,970	38,155	31,072
Derivatives	Level 2	113,305	113,305	225,135	225,135

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

The Company’s Commercial Banking business is geographically divided by markets into the operating segments which are the four subsidiary banks wholly owned by the Company:  QCBT, CRBT, CSB, and GB. Each of these operating segments offers similar products and services, but is managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

The Company's All Other segment includes the corporate operations of the parent and operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds.

Selected financial information on the Company's business segments is presented as follows as of and for the three and six months ended June 30, 2022 and 2021:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB*	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended June 30, 2022
Total revenue	$23,722	$31,715	$12,091	$23,669	$26,795	$(27,005)	$90,987
Net interest income	18,540	15,093	9,851	18,065	(2,494)	345	59,400
Provision for credit losses	617	(165)	100	10,648	—	—	11,200
Net income (loss) from continuing operations	8,425	13,256	3,374	1,027	15,612	(26,452)	15,242
Goodwill	3,223	14,980	9,888	109,516	—	—	137,607
Intangibles	—	1,463	2,340	14,530	—	—	18,333
Total assets	2,122,852	1,985,198	1,221,406	2,037,364	949,955	(923,834)	7,392,941

Three Months Ended June 30, 2021
Total revenue	$21,676	$26,498	$10,809	$9,181	$137	$(102)	$68,199
Net interest income	16,152	14,005	8,672	6,479	(2,119)	327	43,516
Provision for loan/lease losses	136	(692)	756	(200)	—	—	—
Net income (loss) from continuing operations	8,679	11,145	3,109	3,685	22,320	(26,589)	22,349
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	1,946	2,979	5,440	—	—	10,365
Total assets	2,059,634	1,913,761	1,079,930	850,067	81,076	(179,303)	5,805,165

Six Months Ended June 30, 2022
Total revenue	$46,202	$56,926	$23,407	$31,513	$55,707	$(56,073)	$157,682
Net interest income	35,854	29,416	19,182	24,593	(4,603)	691	105,133
Provision for loan/lease losses	(642)	(936)	(285)	10,147	—	—	8,284
Net income (loss) from continuing operations	18,395	24,385	7,500	4,131	39,439	(54,984)	38,866
Goodwill	3,223	14,980	9,888	109,516	—	—	137,607
Intangibles	—	1,463	2,340	14,530	—	—	18,333
Total assets	2,122,852	1,985,198	1,221,406	2,037,364	949,955	(923,834)	7,392,941

Six Months Ended June 30, 2021
Total revenue	$42,960	$56,855	$21,232	$17,927	$503	$(224)	$139,253
Net interest income	31,938	27,611	17,040	12,548	(4,221)	575	85,491
Provision for loan/lease losses	2,248	1,492	2,122	851	—	—	6,713
Net income (loss) from continuing operations	15,843	22,541	5,171	5,954	40,268	(49,446)	40,331
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	1,946	2,979	5,440	—	—	10,365
Total assets	2,059,634	1,913,761	1,079,930	850,067	81,076	(179,303)	5,805,165

* On April 1, 2022, the Company acquired GFED and merged its subsidiary bank, Guaranty Bank, into Springfield First Community Bank with the combined bank operating under the Guaranty Bank name.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of June 30, 2022 and December 31, 2021, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of June 30, 2022 and

December 31, 2021 are presented in the following tables (dollars in thousands).  As of June 30, 2022 and December 31, 2021, each of the subsidiary banks met such capital requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of June 30, 2022:
Company:
Total risk-based capital	$907,484	13.40%	$543,913	>	8.00%	$713,885	>	10.50%	$679,891	>	10.00%
Tier 1 risk-based capital	689,200	10.18	407,934	>	6.00	577,907	>	8.50	543,913	>	8.00
Tier 1 leverage	689,200	9.61	286,877	>	4.00	286,877	>	4.00	358,596	>	5.00
Common equity Tier 1	640,666	9.46	305,951	>	4.50	475,923	>	7.00	441,929	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$257,008	13.73%	$149,733	>	8.00%	$196,525	>	10.50%	$187,166	>	10.00%
Tier 1 risk-based capital	233,523	12.48	112,300	>	6.00	159,091	>	8.50	149,733	>	8.00
Tier 1 leverage	233,523	10.74	87,009	>	4.00	87,009	>	4.00	108,761	>	5.00
Common equity Tier 1	233,523	12.48	84,225	>	4.50	131,016	>	7.00	121,658	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$276,943	14.39%	$153,929	>	8.00%	$202,032	>	10.50%	$192,412	>	10.00%
Tier 1 risk-based capital	252,865	13.14	115,447	>	6.00	163,550	>	8.50	153,929	>	8.00
Tier 1 leverage	252,865	12.99	77,854	>	4.00	77,854	>	4.00	97,318	>	5.00
Common equity Tier 1	252,865	13.14	86,585	>	4.50	134,688	>	7.00	125,067	>	6.50
Community State Bank:
Total risk-based capital	$132,136	11.84%	$89,251	>	8.00%	$117,142	>	10.50%	$111,563	>	10.00%
Tier 1 risk-based capital	118,157	10.59	66,938	>	6.00	94,829	>	8.50	89,251	>	8.00
Tier 1 leverage	118,157	9.92	47,630	>	4.00	47,630	>	4.00	59,537	>	5.00
Common equity Tier 1	118,157	10.59	50,204	>	4.50	78,094	>	7.00	72,516	>	6.50
Guaranty Bank:
Total risk-based capital	$220,292	12.08%	$148,137	>	8.00%	$194,429	>	10.50%	$185,171	>	10.00%
Tier 1 risk-based capital	197,467	10.83	111,103	>	6.00	157,395	>	8.50	148,137	>	8.00
Tier 1 leverage	197,467	10.62	74,370	>	4.00	74,370	>	4.00	92,963	>	5.00
Common equity Tier 1	197,467	10.83	83,327	>	4.50	129,620	>	7.00	120,361	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2021:
Company:
Total risk-based capital	$814,629	14.77%	$441,100	>	8.00%	$578,944	>	10.50%	$551,375	>	10.00%
Tier 1 risk-based capital	631,649	11.46	330,825	>	6.00	468,669	>	8.50	441,100	>	8.00
Tier 1 leverage	631,649	10.46	241,579	>	4.00	241,579	>	4.00	301,974	>	5.00
Common equity Tier 1	593,494	10.76	248,119	>	4.50	385,962	>	7.00	358,394	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$247,658	13.29%	$149,126	>	8.00%	$195,727	>	10.50%	$186,407	>	10.00%
Tier 1 risk-based capital	224,253	12.03	111,844	>	6.00	158,446	>	8.50	149,126	>	8.00
Tier 1 leverage	224,253	10.45	85,873	>	4.00	85,873	>	4.00	107,341	>	5.00
Common equity Tier 1	224,253	12.03	83,883	>	4.50	130,485	>	7.00	121,164	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$277,673	14.85%	$149,595	>	8.00%	$196,343	>	10.50%	$186,993	>	10.00%
Tier 1 risk-based capital	254,279	13.60	112,196	>	6.00	158,944	>	8.50	149,595	>	8.00
Tier 1 leverage	254,279	12.59	80,777	>	4.00	80,777	>	4.00	100,971	>	5.00
Common equity Tier 1	254,279	13.60	84,147	>	4.50	130,895	>	7.00	121,546	>	6.50
Community State Bank:
Total risk-based capital	$123,365	11.95%	$82,601	>	8.00%	$108,413	>	10.50%	$103,251	>	10.00%
Tier 1 risk-based capital	110,410	10.69	61,951	>	6.00	87,763	>	8.50	82,601	>	8.00
Tier 1 leverage	110,410	9.67	45,676	>	4.00	45,676	>	4.00	57,095	>	5.00
Common equity Tier 1	110,410	10.69	46,463	>	4.50	72,276	>	7.00	67,113	>	6.50
Springfield First Community Bank:
Total risk-based capital	$101,067	13.39%	$60,369	>	8.00%	$79,235	>	10.50%	$75,462	>	10.00%
Tier 1 risk-based capital	91,625	12.14	45,277	>	6.00	64,142	>	8.50	60,369	>	8.00
Tier 1 leverage	91,625	11.08	33,088	>	4.00	33,088	>	4.00	41,360	>	5.00
Common equity Tier 1	91,625	12.14	33,958	>	4.50	52,823	>	7.00	49,050	>	6.50

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ending June 30, 2022. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. Page locations and specific sections and notes that are referred to in this discussion are listed in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past twenty-nine years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of June 30, 2022, the Company had $7.4 billion in consolidated assets, including $5.7 billion in net loans/leases, and $5.8 billion in  deposits.  The financial results of acquired/merged entities for the periods since their acquisition/merger are included in this report.  Further information related to acquired/merged entities has been presented in the annual reports previously filed with the SEC corresponding to the year of each acquisition/merger.  On April 1, 2022, the Company completed its acquisition of GFED and on April 2, 2022 merged Guaranty Bank, the banking subsidiary of GFED, into the Company’s Springfield-based charter, Springfield First Community Bank.  The combined bank changed its name to Guaranty Bank.

IMPACT OF COVID-19

The progression of the COVID-19 pandemic in the United States has had an impact on the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2022 and could continue to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

EXECUTIVE OVERVIEW

The Company reported net income of $15.2 million and diluted EPS of $0.87 for the quarter ended June 30, 2022. By comparison, for the quarter ended March 31, 2022 the Company reported net income of $23.6 million and diluted EPS of $1.49.  For the quarter ended June 30, 2021, the Company reported net income of $22.3 million, and diluted EPS of $1.39.  For the six months ended Juned 30, 2022, the Company reported net income of $38.9 million, and diluted EPS of $2.33.  By comparison, for the six months ended June 30, 2021, the Company reported net income of $40.3 million and diluted EPS of $2.52.

The second quarter of 2022 was also highlighted by the following results and events:

●	Completed the acquisition of GFED adding approximately $1.2 billion in assets, $808 million in gross loans and $1.1 billion in deposits;
●	Reported net income of $15.2 million, or $0.87 per diluted share;
●	Adjusted net income (non-GAAP) of $30.4 million, or $1.73 per diluted share;
●	Acquisition/Post-acquisition related expenses and the CECL Day 2 provision totaled $15.5 million, post-tax, or $0.88 per diluted share;
●	NIM of 3.53% and Adjusted NIM (TEY)(non-GAAP) of 3.74% expanded significantly from the prior quarter by 23 and 24 basis points, respectively;
●	Capital markets revenue from swap fees of $13.0 million doubled from the first quarter of 2022
●	Annualized loan and lease growth (non-GAAP) of 14.0% for the quarter, excluding initial loan balances acquired from the GFED transaction and SBA PPP loans (non-GAAP); and
●	Repurchased 602,500 shares at an average price of $54.80 per share.

Following is a table that represents various net income measurements for the Company.

	For the three months ended			For the six months ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(dollars in thousands)

Net income	$15,242	$23,624	$22,349	$38,866	$40,331

Diluted earnings per common share	$0.87	$1.49	$1.39	$2.33	$2.52

Weighted average common and common equivalent shares outstanding	17,549,107	15,852,256	16,045,239	16,700,682	16,035,394

The Company reported adjusted net income (non-GAAP) of $30.4 million, with adjusted diluted EPS of $1.73 for the three months ended June 30, 2022.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.  Adjusted net income for the three months ended excludes a number of non-recurring items, after-tax, most significantly $1.9 million of acquisition costs, $3.8 million of post-acquisition compensation, transition and integration costs and $12.4 million of CECL Day 2 provision.  The Company reported adjusted net income (non-GAAP) of $54.8 million, with adjusted diluted EPS of $3.28 for the six months ended June 30, 2022.  Adjusted net income for the six months ended excludes a number of non-recurring items, after-tax, most significantly $3.4 million of acquisition costs, $3.8 million of post-acquisition compensation, transition and integration costs and $12.4 million of CECL Day 2 provision.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended			For the six months ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(dollars in thousands)

Net interest income	$59,400	$45,733	$43,516	$105,133	$85,491
Provision for credit losses	11,200	(2,916)	—	8,284	6,713
Noninterest income	22,782	15,633	19,296	38,415	42,785
Noninterest expense	54,248	38,325	35,675	92,573	72,903
Federal and state income tax expense	1,492	2,333	4,788	3,825	8,329
Net income	$15,242	$23,624	$22,349	$38,866	$40,331

Following are some noteworthy changes in the Company's financial results:

●	Net interest income in the second quarter of 2022 increased 30% compared to the first quarter of 2022. Net interest income increased 37% when comparing to the second quarter of 2021 and 23% when comparing the first six months of 2022 to the same period of the prior year. The increase was due to an increase in average earning assets, primarily attributable to the GFED transaction, but also due to increased average loan growth.
●	Provision expense in the second quarter of 2022 increased $14.1 million compared to the first quarter of 2022. Provision expense increased $1.6 million when comparing the first six months of 2022 to the same period in the prior year. The increase was primarily due to the GFED acquisition.
●	Noninterest income in the second quarter of 2022 increased $7.1 million or 46% compared to the first quarter of 2022. Noninterest income increased $3.5 million or 18% compared to the second quarter of 2021. The increase was primarily due to a $6.6 million increase in capital markets revenue from swap fees as well as the GFED acquisition. Noninterest income decreased $4.4 million or 10% when comparing the first six months of 2022 to the same period of the prior year. The decrease was primarily due to lower capital markets revenue from swap fee income despite the strong second quarter increases due to client project delays caused by ongoing supply chain disruptions and inflationary pressures.
●	Noninterest expense increased $15.9 million or 42% in the second quarter of 2022 compared to the first quarter of 2022. This increase was primarily due to acquisition costs and post-acquisition compensation, transition and integration costs of $6.8 million. Noninterest expense increased $18.6 million or 52% compared to the second quarter of 2021 and increased $19.7 million or 27% when comparing the first six months of 2022 to the same period in the prior year. The increase was primarily due to acquisition costs and post-acquisition compensation, transition and integration costs of $8.6 million associated with the acquisition of GFED. See Note 2 of the Consolidated Financial Statements for further discussion.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Report on Form 10-K for the year ended December 31, 2021. The Company's long-term strategic financial metrics are as follows:

●	Generate loan and lease growth of 9% per year, funded by core deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	June 30, 2022	March 31, 2022	June 30, 2021
Loan and lease growth organically **	Loans and leases growth	> 9% annually	14.0%	14.6%	14.7%
Fee income growth***	Fee income growth	> 6% annually	(26.1)%	(41.3)%	(23.3)%
Improve operational efficiencies and hold noninterest expense growth***	Noninterest expense growth	< 5% annually	10.4%	(4.1)%	(1.0)%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period that are then annualized for comparison. The calculations provided exclude non-core noninterest income and noninterest expense.

** Loan and lease growth excludes the initial loan balances from the GFED acquisition and PPP loans.

***Fee income growth and noninterest expense growth are both impacted by the GFED acquisition.

It should be noted that these initiatives are long-term targets.

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the second quarter of 2022 to support its corporate strategy:

●	The Company grew loans and leases in the second quarter of 2022 by 14.0% on an annualized basis, excluding the initial loan balances from the GFED acquisition and PPP loans (non-GAAP), driven by both our specialty finance group and our traditional commercial lending and leasing business.
●	Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. The Company acted as the correspondent bank for 189 downstream banks with average total noninterest bearing deposits of $358.7 million and average total interest-bearing deposits of $249.9 million during the six months of 2022. By comparison, the Company acted as the correspondent bank for 186 downstream banks with average total noninterest bearing deposits of $348.4 million and average total interest-bearing deposits of $335.6 million during the six months of 2021. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans. The Company also manages off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks of $793.2 million as of June 30, 2022 as compared to the quarter ended March 31, 2022 of $1.4 billion.
●	The Company is focused on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for the borrowers and the Company. Future levels of capital markets revenue from swap fee income

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

are influenced by upon prevailing interest rates. Capital markets revenue from swap fee income totaled $13.0 million for the quarter and $19.4 million for the six months of 2022. Capital markets revenue from swap fees averaged $15.2 million per quarter for the year 2021 and $16.1 million for the last eight quarters.
●	In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management decreased by $858.1 million in the first six months of 2022 due to market value fluctuations. There were 188 new relationships added in the first six months of 2022 totaling $250.9 million of new assets under management. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts. The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.
●	Noninterest expense for the first six months of 2022 totaled $92.6 million as compared to $72.9 million in the first six months of 2021. The increase was due to $8.6 million of acquisition costs and post-acquisition compensation, transition and integration costs in 2022 related to the acquisition of GFED as discussed in the Company’s financial statements and the accompanying notes.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “adjusted net income”, “adjusted EPS”, “adjusted ROAA”, “NIM (TEY)”, “adjusted NIM”, “efficiency ratio” and “loan growth annualized excluding acquired and PPP loans”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

●	TCE/TA ratio (non-GAAP) is reconciled to stockholders' equity and total assets;
●	Adjusted net income, adjusted EPS and adjusted ROAA (all non-GAAP measures) are reconciled to net income;
●	NIM (TEY) (non-GAAP), adjusted NIM (TEY) (non-GAAP) and adjusted NIM, excluding PPP income (TEY) (non-GAAP) are reconciled to NIM;
●	Efficiency ratio (non-GAAP) is reconciled to noninterest expense, net interest income and noninterest income; and
●	Loan growth annualized excluding acquired and PPP loans is reconciled to total loans and leases.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Loan growth annualized, excluding acquired and PPP loans, is a ratio that management utilizes to compare the Company to its peers. The Company’s management believes this financial measure is important to investors as total loans and leases for the quarter ended June 30, 2022 were materially higher due to the addition of acquired loans and for the quarter ended June 30, 2021 were materially higher due to the addition of PPP loans.  By excluding the acquired and PPP loans, the investor is provided a better comparison to prior periods for analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

	As of
GAAP TO NON-GAAP	June 30,	March 31,	June 30,
RECONCILIATIONS	2022	2022	2021

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$743,138	$667,924	$630,476
Less: Intangible assets	155,940	82,922	84,431
TCE (non-GAAP)	$587,198	$585,002	$546,045

Total assets (GAAP)	$7,392,941	$6,175,819	$5,827,412
Less: Intangible assets	155,940	82,922	84,431
TA (non-GAAP)	$7,237,001	$6,092,897	$5,742,981

TCE/TA ratio (non-GAAP)	8.11%	9.60%	9.51%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2022	2022	2021	2022	2021

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$15,242	$23,624	$22,349	$38,866	$40,331
Less non-core items (post-tax) (*):
Income:
Securities losses, net	$—	$—	$(69)	$—	$(69)
Mark to market gains on unhedged derivatives, net	342	715	(58)	1,057	71
Total non-core income (non-GAAP)	$342	$715	$(127)	$1,057	$2
Expense:
Disposition costs	$—	$—	$—	$—	$7
Acquisition costs	1,932	1,462	—	3,394	—
Post-acquisition compensation, transition and integration costs	3,789	—	—	3,789	—
CECL Day 2 credit loss expense on acquired loans	8,651	—	—	8,651	—
CECL Day 2 credit loss expense on acquired OBS exposure	1,140	—	—	1,140	—
Separation agreement	—	—	—	—	734
Total non-core expense (non-GAAP)	$15,512	$1,462	$—	$16,974	$741

Adjusted net income (non-GAAP)	$30,412	$24,371	$22,476	$54,783	$41,070

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$30,412	$24,371	$22,476	$54,783	$41,070

Weighted average common shares outstanding	17,345,324	15,625,112	15,813,932	16,485,218	15,808,788
Weighted average common and common equivalent shares outstanding	17,549,107	15,852,256	16,045,239	16,700,682	16,035,394

Adjusted EPS (non-GAAP):
Basic	$1.75	$1.56	$1.42	$3.32	$2.60
Diluted	$1.73	$1.54	$1.40	$3.28	$2.56

ADJUSTED ROAA
Adjusted net income (non-GAAP) (from above)	$30,412	$24,371	$22,476	$54,783	$41,070

Average Assets	$7,324,470	$6,115,127	$5,739,067	$6,723,137	$5,704,151

Adjusted ROAA (non-GAAP)	1.66%	1.59%	1.57%	1.63%	1.44%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$59,400	$45,733	$43,516	$105,133	$85,491
Plus: Tax equivalent adjustment	3,396	2,933	2,444	6,327	4,702
Net interest income - tax equivalent (non-GAAP)	$62,796	$48,666	$45,960	$111,460	$90,193
Less: Acquisition accounting net accretion	1,695	118	291	1,813	795
Adjusted net interest income	61,101	48,548	45,669	109,647	89,398
Less: PPP income	125	530	1,658	655	3,921
Adjusted net interest income, excluding PPP income	$60,976	$48,018	$44,011	$108,992	$85,477

Average earning assets	$6,742,095	$5,625,813	$5,320,881	$6,187,038	$5,269,820

NIM (GAAP)	3.53%	3.30%	3.28%	3.43%	3.27%
NIM (TEY) (non-GAAP)	3.74%	3.50%	3.46%	3.63%	3.45%
Adjusted NIM (TEY) (non-GAAP)	3.64%	3.50%	3.44%	3.57%	3.42%
Adjusted NIM, excluding PPP income (TEY) (non-GAAP)	3.63%	3.46%	3.32%	3.55%	3.27%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$54,248	$38,325	$35,675	$92,573	$72,903

Net interest income (GAAP)	$59,400	$45,733	$43,516	$105,133	$85,491
Noninterest income (GAAP)	22,782	15,633	19,296	38,415	42,785
Total income	$82,182	$61,366	$62,812	$143,548	$128,276

Efficiency ratio (noninterest expense/total income) (non-GAAP)	66.01%	62.45%	56.80%	64.49%	56.83%

LOAN GROWTH, EXCLUDING ACQUIRED AND PPP LOANS
Total loans and leases	$5,797,903	$4,827,868	$4,417,705	$5,797,903	$4,417,705
Less: Acquired loans	807,599	—	—	807,599	—
Less: PPP loans	79	6,340	147,506	79	147,506
Total loans and leases, excluding acquired and PPP loans	$4,990,225	$4,821,528	$4,117,191	$4,990,225	$4,270,199

Loan growth, excluding acquired and PPP loans	14.00%	14.58%	14.87%	14.54%	12.90%

*     Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 21% with the exception of acquisition costs which have an estimated effective tax rate of 11.26%.

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 37% to $62.8 million for the quarter ended June 30, 2022 compared to the same quarter of the prior year and increased 24% to $111.5 million for the six months ended June 30, 2022. Net interest income, on a GAAP basis, increased 37% for the quarter ended June 30, 2022 compared to the same quarter of the prior year, and increased 23% for the six months ended June 30, 2022 compared to the same period of the

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

prior year. Net interest income improved due to the GFED acquisition, but also due to increased average organic loan growth and NIM expansion with the rapidly rising interest rate environment.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis			GAAP
	For the Quarter Ended			For the Quarter Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2022	2022	2021	2022	2022	2021
Average Yield on Interest-Earning Assets	4.26%	3.88%	3.87%	4.05%	3.63%	3.68%
Average Cost of Interest-Bearing Liabilities	0.74%	0.56%	0.60%	0.74%	0.55%	0.60%
Net Interest Spread	3.52%	3.32%	3.27%	3.31%	3.08%	3.08%
NIM (TEY) (Non-GAAP)	3.74%	3.50%	3.46%	3.53%	3.30%	3.28%
NIM Excluding Acquisition Accounting Net Accretion	3.64%	3.50%	3.44%	3.50%	3.25%	3.27%

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

	For the Quarter Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2022	2022	2021	2022	2021
	(dollars in thousands)			(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	1,695	$118	$291	$1,813	$795

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended June 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$5,896	$12	0.83%	$1,817	$1	0.06%
Interest-bearing deposits at financial institutions	67,254	169	1.01%	88,396	35	0.16%
Investment securities (1)	920,308	9,002	3.91%	798,732	7,294	3.66%
Restricted investment securities	37,166	485	5.16%	19,614	238	4.79%
Gross loans/leases receivable (1) (2) (3)	5,711,471	61,932	4.35%	4,412,322	43,776	3.98%
Total interest earning assets	6,742,095	71,600	4.26%	5,320,881	51,344	3.87%

Noninterest-earning assets:
Cash and due from banks	97,927			62,876
Premises and equipment	114,510			74,328
Less allowance	(81,871)			(80,603)
Other	451,809			361,585
Total assets	$7,324,470			$5,739,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$3,791,595	4,478	0.47%	$2,978,382	2,050	0.28%
Time deposits	529,675	1,047	0.79%	440,599	1,184	1.08%
Short-term borrowings	1,404	3	0.78%	10,883	1	0.05%
FHLB advances	286,484	780	1.08%	21,802	15	0.28%
Subordinated notes	133,529	1,816	5.44%	115,339	1,570	5.45%
Junior subordinated debentures	46,536	680	5.78%	38,044	564	5.86%
Total interest-bearing liabilities	4,789,223	8,804	0.74%	3,605,049	5,384	0.60%

Noninterest-bearing demand deposits	1,546,174			1,290,751
Other noninterest-bearing liabilities	200,869			219,267
Total liabilities	6,536,266			5,115,067

Stockholders' equity	788,204			624,000
Total liabilities and stockholders' equity	$7,324,470			$5,739,067
Net interest income		$62,796			$45,960
Net interest spread			3.52%			3.27%
Net interest margin			3.53%			3.28%
Net interest margin (TEY)(Non-GAAP)			3.74%			3.46%
Adjusted net interest margin (TEY)(Non-GAAP)			3.64%			3.44%
Adjusted net interest margin, excluding PPP income(TEY)(Non-GAAP)			3.63%			3.32%
Ratio of average interest-earning assets to average interest-bearing liabilities	140.78%			147.60%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended June 30, 2022

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2022 vs. 2021
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$11	$10	$1
Interest-bearing deposits at financial institutions	134	193	(59)
Investment securities (2)	1,708	525	1,183
Restricted investment securities	247	20	227
Gross loans/leases receivable (2) (3)	18,156	4,363	13,793
Total change in interest income	20,256	5,111	15,145

INTEREST EXPENSE
Interest-bearing deposits	2,428	1,748	680
Time deposits	(137)	(1,171)	1,034
Short-term borrowings	2	11	(9)
Federal Home Loan Bank advances	765	148	617
Subordinated notes	246	—	246
Junior subordinated debentures	116	(50)	166
Total change in interest expense	3,420	686	2,734

Total change in net interest income	$16,836	$4,425	$12,411

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Six Months Ended June 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$5,234	$14	0.53%	$1,830	$1	0.05%
Interest-bearing deposits at financial institutions	68,285	204	0.60%	102,343	71	0.14%
Investment securities (1)	861,610	16,683	3.87%	804,364	14,344	3.57%
Restricted investment securities	29,716	766	5.13%	18,843	456	4.81%
Gross loans/leases receivable (1) (2) (3)	5,222,193	107,927	4.17%	4,342,440	86,299	4.01%
Total interest earning assets	6,187,038	125,594	4.09%	5,269,820	101,171	3.87%

Noninterest-earning assets:
Cash and due from banks	75,928			64,741
Premises and equipment, net	97,103			73,752
Less allowance for estimated losses on loans/leases	(80,393)			(83,494)
Other	443,461			379,332
Total assets	$6,723,137			$5,704,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,511,396	6,816	0.39%	$2,979,835	4,036	0.27%
Time deposits	464,647	1,846	0.80%	444,297	2,625	1.19%
Short-term borrowings	1,676	3	0.36%	9,021	3	0.06%
Federal Home Loan Bank advances	186,685	863	0.92%	17,464	25	0.28%
Subordinated notes	123,753	3,370	5.45%	117,014	3,164	5.41%
Junior subordinated debentures	42,376	1,236	5.80%	38,026	1,125	5.87%
Total interest-bearing liabilities	4,330,533	14,134	0.66%	3,605,657	10,978	0.61%

Noninterest-bearing demand deposits	1,412,019			1,245,401
Other noninterest-bearing liabilities	244,133			239,032
Total liabilities	5,986,685			5,090,090

Stockholders' equity	736,452			614,061
Total liabilities and stockholders' equity	$6,723,137			$5,704,151
Net interest income		$111,460			$90,193
Net interest spread			3.43%			3.26%
Net interest margin			3.43%			3.27%
Net interest margin (TEY)(Non-GAAP)			3.63%			3.45%
Adjusted net interest margin (TEY)(Non-GAAP)			3.57%			3.42%
Adjusted net interest margin, excluding PPP income(TEY)(Non-GAAP)			3.55%			3.27%
Ratio of average interest earning assets to average interest-bearing liabilities	142.87%			146.15%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the six months ended June 30, 2022

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2022 vs. 2021
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$13	$11	$2
Interest-bearing deposits at other financial institutions	133	208	(75)
Investment securities (2)	2,339	1,266	1,073
Restricted investment securities	310	32	278
Gross loans/leases receivable (2) (3)	21,628	3,559	18,069
Total change in interest income	24,423	5,076	19,347

INTEREST EXPENSE
Interest-bearing demand deposits	2,780	1,984	796
Time deposits	(779)	(1,108)	329
Short-term borrowings	—	7	(7)
Federal Home Loan Bank advances	838	160	678
Subordinated notes	206	—	206
Junior subordinated debentures	111	—	111
Total change in interest expense	3,156	1,043	2,113

Total change in net interest income	$21,267	$4,033	$17,234

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income (tax equivalent) increased 39%, comparing the second quarter of 2022 to the same period of 2021 and increased 24% when comparing the first half of 2022 to the same period of 2021. This was primarily due the GFED acquisition, but also due to an increase in the yield of average securities and average loans/leases as well as an increased volume of average organic loans/leases.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INTEREST EXPENSE

Interest expense (tax equivalent) for the second quarter of 2022 increased 64% from the second quarter of 2021 and increased 29% comparing the first half of 2022 to the same period of 2021.  The increase is primarily due to the GFED acquisition, however the Company has grown organically at a significant pace over the past several years and core deposit growth has funded the larger majority of the growth.  The cost of funds on the Company’s average interest-bearing liabilities increased in conjunction with the rising rate environment. The Company’s cost of funds was 0.74% for the quarter ended June 30, 2022, which was up from 0.60% for the quarter ended June 30, 2021.   The Company’s cost of funds was 0.66% for the six months ended June 30, 2022, which was up from 0.61% for the six months ended June 30, 2021.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)

Provision for credit losses - loans and leases	$12,141	$(141)	$8,292	$5,852
Provision for credit losses - off-balance sheet exposures	(941)	141	(8)	870
Provision for credit losses - held to maturity securities	—	—	—	(9)
Total provision for credit losses	$11,200	$—	$8,284	$6,713

The Company’s total provision for credit losses was $11.2 million for the second quarter of 2022, compared to no provision for the second quarter of 2021. The increase was due to the CECL Day 2 provision of $11.0 million as a result of the GFED acquisition. This decrease in provision related to OBS was due to a decrease in the balance of those OBS exposures with increase of line of credit usage.

Provision for the first six months of 2022 totaled $8.3 million, which was up from $6.7 million in the first six months of 2021. The increase in provision on loans and leases was driven by the CECL Day 2 credit loss expense of $11.0 million as a result of the GFED acquisition offset by negative provision on other charters. The provision related to OBS was a negative $8 thousand, compared to $870 thousand for the six months ended June 30, 2021.  The decrease was due to the decrease in the balance of those OBS exposures with decrease of line of credit usage.

The ACL for loans and leases is established based on a number of factors, including the Company's historical loss experience, delinquencies and charge-off trends, economic and other forecasts, the local, state and national economies and risk associated with the loans/leases and securities in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company had an ACL on loans/leases of 1.59% of total gross loans/leases at June 30, 2022, compared to 1.55% at March 31, 2022 and 1.79% at June 30, 2021.  Management evaluates the allowance needed on the acquired loans factoring in the remaining discount, which was $13.0 million and $2.2 million at June 30, 2022 and June 30, 2021, respectively.

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended
	June 30,	June 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)

Trust department fees	$2,497	$2,848	$(351)	(12.3)%
Investment advisory and management fees	983	1,039	(56)	(5.4)
Deposit service fees	2,223	1,492	731	49.0
Gains on sales of residential real estate loans, net	809	1,184	(375)	(31.7)
Swap fee income/capital markets revenue	13,004	9,568	3,436	35.9
Securities losses, net	—	(88)	88	(100.0)
Earnings on bank-owned life insurance	350	451	(101)	(22.4)
Debit card fees	1,499	1,084	415	38.3
Correspondent banking fees	244	269	(25)	(9.3)
Other	1,173	1,449	(276)	(19.0)
Total noninterest income	$22,782	$19,296	$3,486	18.1%

	Six Months Ended
	June 30,	June 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)

Trust department fees	$5,460	$5,649	$(189)	(3.3)%
Investment advisory and management fees	2,019	1,979	40	2.0
Deposit service fees	3,778	2,900	878	30.3
Gains on sales of residential real estate loans, net	1,302	2,521	(1,219)	(48.4)
Gains on sales of government guaranteed portions of loans, net	19	—	19	100.0
Swap fee income/capital markets revenue	19,426	23,125	(3,699)	(16.0)
Securities losses, net	—	(88)	88	(100.0)
Earnings on bank-owned life insurance	696	922	(226)	(24.5)
Debit card fees	2,506	2,059	447	21.7
Correspondent banking fees	521	583	(62)	(10.6)
Other	2,688	3,135	(447)	(14.3)
Total noninterest income	$38,415	$42,785	$(4,370)	(10.2)%

In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management decreased by $468.8 million in the second quarter of 2022 and decreased by $550.4 million since June 30, 2021 due to market volatility.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts. Trust department fees decreased 12%, comparing the second quarter of 2022 to the same period of the prior year and they decreased 3% when comparing the first half of 2022 to the first half of 2021.  The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.

Investment advisory and management fees decreased 5%, comparing the second quarter of 2022 to the same period of the prior year and they increased 2% when comparing the first half of 2022 to the first half of 2021. Similar to trust department fees, investment advisory and management fees are largely determined based on the value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Deposit service fees increased 49% comparing the second quarter of 2022 to the same period of the prior year, and increased 30% when comparing the first half of 2022 to the first half of 2021. This increase was primarily due the GFED acquisition. The Company continues to emphasize shifting the mix of deposits from retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in-service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans, net, decreased 32% when comparing the second quarter of 2022 to the same period of the prior year, and decreased 48% when comparing the first half of 2022 to the same period of the prior year. The decrease was primarily due to decreased residential real estate purchase and the refinancing of residential real estate loans with higher interest rates in 2022.

The Company has grown its interest rate swap program significantly over the past several years.  The Company’s interest rate swap program consists of back-to-back interest rate swaps with two types of commercial borrowers: (1) traditional commercial loans of a certain minimum size and sophistication, and (2) LIHTC permanent loans.  Most of the growth has been in the latter category as the Company has grown relationships with strong LIHTC developers with many years of experience.  The LIHTC industry is strong and growing with an increased need for affordable housing.  The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent upon the pricing. Swap fee income/capital markets revenue totaled $13.0 million for the second quarter of 2022, compared to $9.6 million for the second quarter of 2021. Swap fee income/capital markets revenue totaled $19.4 for the first half of 2022, compared to $23.1 million for the first half of 2021. Swap fee income relative to the increase in notional amount of the non-hedging interest rate swap contracts was 9.0% for the three months ended June 30, 2022 and 12.0% for the same period of the prior year.  Swap fee income relative to the increase in notional amount of the non-hedging interest rate swap contracts was 10.3% for the first half of 2022 as compared to 10.9% for the first half of 2021.  The decrease in the ratio was primarily due to the steepening of the yield curve. In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans.  The mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans.  Future levels of swap fee income are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

There were no securities gains or losses for the three and six months ended June 30, 2022.  Securities losses totaled $88 thousand for the three and six months ended June 30, 2021.

Earnings on BOLI decreased 22% comparing the second quarter of 2022 to the second quarter of 2021 and decreased 25% comparing the first half of 2022 to the first half of 2021. There were no purchases of BOLI within the last 12 months. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 38% comparing the second quarter of 2022 to the second quarter of the prior year, and increased 22% comparing the first half of 2022 to the first half of 2021. The increase was primarily due to the GFED acquisition.  The fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees decreased 9% comparing the second quarter of 2022 to the second quarter of the prior year, and decreased 11% comparing the first half of 2022 to the first half of 2021. These fees are generally included in the earnings credit rates which incent the correspondent bank to maintain higher levels of noninterest bearing deposits to offset the correspondent banking fees.  Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

well as a steady source of fee income. The Company now serves approximately 189 banks in Iowa, Illinois, Missouri and Wisconsin.

Other noninterest income decreased 19% comparing the second quarter of 2022 to the first quarter of the prior year, and decreased 14% comparing the first half of 2022 to the first half of 2021.  The decrease was primarily due to lower equity investment income and lower gains on disposal of leased assets.

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended
	June 30,	June 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$29,972	$23,044	$6,928	30.1%
Occupancy and equipment expense	5,978	3,965	2,013	50.8
Professional and data processing fees	4,365	3,702	663	17.9
Acquisition costs	1,973	—	1,973	100.0
Post-acquisition compensation, transition and integration costs	4,796	—	4,796	100.0
FDIC insurance, other insurance and regulatory fees	1,394	986	408	41.4
Loan/lease expense	761	457	304	66.5
Net cost of (income from) and gains/losses on operations of other real estate	59	(113)	172	(152.2)
Advertising and marketing	1,198	853	345	40.4
Bank service charges	610	572	38	6.6
Correspondent banking expense	213	198	15	7.6
Intangibles amortization	787	508	279	54.9
Other	2,142	1,503	639	42.5
Total noninterest expense	$54,248	$35,675	$18,573	52.1%

	Six Months Ended
	June 30,	June 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$53,599	$47,891	$5,708	11.9%
Occupancy and equipment expense	9,915	8,073	1,842	22.8
Professional and data processing fees	8,036	7,145	891	12.5
Acquisition costs	3,824	—	3,824	100.0
Post-acquisition compensation, transition and integration costs	4,796	—	4,796	100.0
Disposition costs	—	8	(8)	(100.0)
FDIC insurance, other insurance and regulatory fees	2,704	2,051	653	31.8
Loan/lease expense	1,028	757	271	35.8
Net cost of (income from) and gains/losses on operations of other real estate	58	(74)	132	(178.4)
Advertising and marketing	1,959	1,480	479	32.4
Bank service charges	1,151	1,095	56	5.1
Correspondent banking expense	412	398	14	3.5
Intangibles amortization	1,280	1,016	264	26.0
Other	3,811	3,063	748	24.4
Total noninterest expense	$92,573	$72,903	$19,670	27.0%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency. One-time charges relating to acquisitions and employment separation expenses impacted expense in 2022 and 2021.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the second quarter of 2021 to the second quarter of 2022 by 30%, and increased from the first half of 2021 to the first half of 2022 by 12%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The increased expense was primarily related to the GFED acquisition which resulted in an increase of 165 full-time equivalent employees.

Occupancy and equipment expense increased 51% comparing the second quarter of 2022 to the same period of the prior year, and increased 23% comparing the first half of 2022 to the first half of 2021. The increase was due to higher depreciation expense and computer hardware expense related to the GFED acquisition.

Professional and data processing fees increased 18% comparing the second quarter of 2022 to the same period in 2021, and increased 13% comparing the first half of 2022 to the first half of 2021.  Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

Acquisition costs totaled $2.0 million in the second quarter of 2022 and $3.8 million in the first half of 2022.  There were no acquisition costs incurred in the three and six months of 2021.  The acquisition costs, which were primarily legal, accounting and other professional fees, relate to the acquisition of GFED as discussed in Note 2 of the consolidated financial statements.

Post-acquisition compensation, transition and integration costs totaled $4.8 million for the three and six months ended June 30, 2022.  There were no post-acquisition compensation, transition and integration costs incurred in the three and six months of 2021.  These costs were comprised primarily of personnel costs, IT integration and data conversion costs related to the acquisition of GFED.

There were no disposition costs for the first six months of 2022, compared with $8 thousand for the first half of 2021.   The disposition costs in 2021 were comprised primarily of legal, accounting and personnel costs related to the sale of the Bates Companies in the third quarter of 2020.

FDIC insurance, other insurance and regulatory fee expense increased 41%, comparing the second quarter of 2022 to the second quarter of 2021, and increased 32% comparing the first half of 2022 to the first half of 2021.  The increase in expense was due to the GFED acquisition as well as an increase in the asset size of the Company in 2022, which increased the Company’s rates.

Loan/lease expense increased 67% when comparing the second quarter of 2022 to the same quarter of 2021, and increased 36% comparing the first half of 2022 to the same period of the prior year. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net cost of and gains/losses on operations of other real estate totaled $59 thousand for the second quarter of 2022, compared to net income from and gains/losses on operations of other real estate of $113 thousand for the second quarter of 2021. Net cost of and gains/losses on operations of other real estate totaled $58 thousand for the first half of 2022, compared to net income from and gains/losses on operations of other real estate of $74 thousand for the first half of 2021.

Advertising and marketing expense increased 40% comparing the second quarter of 2022 to the second quarter of 2021, and increased 32% comparing the first half of 2022 to the first half of 2021. The increase in expense was primarily due to the return to more normal operations during the second half of 2021 and first half of 2022 in response to improvements in the general economic environment tied to COVID-19 as compared to the first half of 2021.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 7% when comparing the second quarter of 2022 to the same quarter of 2021, and increased 5% when comparing the first half of 2022 to the same period of 2021.  As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses are expected to also increase.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Correspondent banking expense increased 8% when comparing the second quarter of 2022 to the second quarter of 2021, and increased 4% when comparing the first half of 2022 to the same period of the prior year.  These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense increased 55% when comparing the second quarter of 2022 to the same quarter of 2021 and increased 26% when comparing the first half of 2022 to the same period of the prior year. The increase is due to the GFED acquisition.  These expenses will naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

Other noninterest expense increased 43% when comparing the second quarter of 2022 to the second quarter of 2021 and increased 24% when comparing the first half of 2022 to the same period of the prior year primarily due to increased travel and debit card processing expenses.  Also included in other noninterest expense are other items such as subscriptions, sales and use tax and expenses related to wealth management.

INCOME TAXES

In the second quarter of 2022, the Company incurred income tax expense of $1.5 million. During the first half of the year, the Company incurred income tax expense of $3.8 million. Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$3,514	21.0%	$5,699	21.0%	$8,965	21.0%	$10,219	21.0%
Tax exempt income, net	(2,476)	(14.8)	(1,802)	(6.6)	(4,698)	(11.0)	(3,521)	(7.2)
Bank-owned life insurance	(73)	(0.4)	(95)	(0.4)	(146)	(0.3)	(194)	(0.4)
State income taxes, net of federal benefit, current year	982	5.9	1,247	4.6	2,273	5.3	2,271	4.7
Provision adjustment from accounting method change	—	—	—	—	(1,181)	(2.8)	—	—
Tax credits	(289)	(1.7)	(57)	(0.2)	(531)	(1.2)	(114)	(0.2)
Income from tax credit equity investments	158	0.9	—	—	(143)	(0.3)	—	—
Acquisition costs	242	1.4	—	—	372	0.9	—	—
Excess tax benefit on stock options exercised and restricted stock awards vested	(40)	(0.2)	(40)	(0.1)	(474)	(1.1)	(204)	(0.4)
Other	(526)	(3.2)	(164)	(0.7)	(612)	(1.5)	(128)	(0.3)
Federal and state income tax expense	$1,492	8.9%	$4,788	17.6%	$3,825	9.0%	$8,329	17.2%

The effective tax rate for the quarter ended June 30, 2022 was 8.9%, which was a decrease from the effective tax rate of 17.6% for the quarter ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 was 9.0%, which was a decrease from the effective tax rate of 17.2% for the six months ended June 30, 2021.  The decrease was primarily due to:

●	Reduced pre-tax income due to elevated non-recurring costs related to the GFED acquisition;
●	Increased tax-exempt income;
●	Provision adjustment of $1.2 million from an accounting method change; and
●	Excess tax benefit on stock compensation in the first quarter of 2022.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	June 30, 2022		March 31, 2022		December 31, 2021		June 30, 2021
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$148,911	2%	$116,930	2%	$125,152	2%	$144,378	2%
Securities	879,918	12%	823,311	13%	810,215	13%	810,445	14%
Net loans/leases	5,705,478	77%	4,753,082	77%	4,601,411	75%	4,338,811	75%
Derivatives	97,455	1%	107,326	2%	222,220	4%	193,395	3%
Other assets	561,179	8%	375,170	6%	337,134	6%	340,383	6%
Total assets	$7,392,941	100%	$6,175,819	100%	$6,096,132	100%	$5,827,412	100%

Total deposits	$5,820,657	78%	$4,839,689	78%	$4,922,772	80%	$4,688,935	80%
Total borrowings	583,166	8%	443,270	7%	170,805	3%	198,908	3%
Derivatives	113,305	2%	116,193	2%	225,135	4%	196,092	3%
Other liabilities	132,675	2%	108,743	2%	100,410	2%	113,001	2%
Total stockholders' equity	743,138	10%	667,924	11%	677,010	11%	630,476	11%
Total liabilities and stockholders' equity	$7,392,941	100%	$6,175,819	100%	$6,096,132	100%	$5,827,412	100%

During the second quarter of 2022, the Company's total assets increased $1.2 billion, or 20% from March 31, 2022, to a total of $7.4 billion. The Company’s net loans/leases increased $952.4 million in the second quarter of 2022. Total deposits increased $981.0 million in the second quarter of 2022. Borrowings increased $139.9 million in the second quarter of 2022.  These increases were primarily due to the GFED acquisition.  At the acquisition date, GFED had $1.2 billion in assets, $801.7 million in net loans/leases, $1.1 billion in deposits and $45.9 million in borrowings.

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

Following is a breakdown of the Company's securities portfolio by type, the percentage of unrealized gains (losses) to carrying value, net of allowance for credit losses, on the total portfolio, and the portfolio duration:

	As of
	June 30, 2022		March 31, 2022		December 31, 2021		June 30, 2021
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. treasuries and govt. sponsored agency securities	$20,448	2%	$21,380	3%	$23,328	3%	$14,670	2%
Municipal securities	710,440	82%	667,048	81%	639,601	79%	641,430	79%
Residential mortgage-backed and related securities	81,247	9%	86,380	10%	94,323	12%	106,138	13%
Asset-backed securities	19,956	2%	23,232	3%	27,124	3%	31,779	4%
Other securities	47,827	5%	25,271	3%	25,839	3%	16,428	2%
	$879,918	100%	$823,311	100%	$810,215	100%	$810,445	100%

Securities as a % of total assets	11.90%		13.33%		13.29%		13.96%
Net unrealized gains (losses) as a % of Amortized Cost	(6.12)%		(1.63)%		7.17%		7.63%
Duration (in years)	7.8		7.9		8.2		8.1
Yield on investment securities (tax equivalent)	3.91%		3.83%		3.66%		3.66%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Due to the sharp increase in intermediate and long-term interest rates during the six months ended June 30, 2022, the valuation of the Company’s AFS portfolio declined significantly. As a result, the Company’s net unrealized gain as a percentage of amortized cost changed from 7.17% as of December 31, 2021 to a net unrealized loss as a percentage of amortized cost of -6.12% as of June 30, 2022.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases, excluding acquired and PPP loans (non-GAAP), grew 14.0% on an annualized basis during the first half of 2022.  The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following tables.

	As of
	June 30, 2022		March 31, 2022		December 31, 2021		June 30, 2021
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$322,258	5%	$263,441	5%	$248,483	5%	$182,882	4%
C&I - other *	1,403,689	24%	1,374,221	28	1,346,602	29	1,505,384	34
CRE - owner occupied	628,565	11%	439,257	9	421,701	9	427,734	10
CRE - non-owner occupied	889,530	15%	679,898	14	646,500	14	618,879	14
Construction and land development	1,080,372	19%	863,116	18	918,571	20	708,289	16
Multi-family	860,742	15%	711,682	15	600,412	12	466,804	10
Direct financing leases	40,050	1%	43,330	1	45,191	1	56,153	1
1-4 family real estate	473,141	8%	379,613	8	377,361	8	382,142	9
Consumer	99,556	2%	73,310	2	75,311	2	69,438	2
Total loans/leases	$5,797,903	100%	$4,827,868	100%	$4,680,132	100%	$4,417,705	100%
Less allowance	(92,425)		(74,786)		(78,721)		(78,894)
Net loans/leases	$5,705,478		$4,753,082		$4,601,411		$4,338,811

*Includes PPP loans totaling $79 thousand, $6.3 million, $28.2 million and $147.5 million as of June 30, 2022, March 31, 2022, December 31, 2021 and June 30, 2021, respectively.

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. As of June 30, 2022 and March 31, 2022, approximately 18% and 22% of the CRE loan portfolio was owner-occupied, respectively.

Following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of June 30, 2022:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate.

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2022		2022		2021		2021
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Residential Buildings	$1,618,186	47%	$1,383,986	50%	$1,316,851	49%	$1,002,902	44%
Lessors of Nonresidential Buildings	601,708	17%	578,399	20%	557,859	21%	557,786	24%
Hotels	124,503	4%	71,448	3%	73,639	3%	75,850	3%
Lessors of Other Real Estate Property	64,211	2%	63,759	2%	60,605	2%	41,707	2%
New Housing For-Sale Builders	60,826	2%	71,285	3%	61,028	2%	56,143	2%
Other *	972,870	28%	620,129	22%	611,291	23%	593,568	25%
Total CRE Loans	$3,442,304	100%	$2,789,006	100%	$2,681,273	100%	$2,327,956	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $49.4 million, or approximately 1.4% of total CRE loans in the most recent period presented.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s construction and land development loan portfolio includes the following:

	As of
	June 30, 2022		March 31, 2022		December 31, 2021		June 30, 2021
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

LIHTC	$641,460	59%	$556,717	65%	$587,151	64%	$410,466	58%
Construction (commercial)	256,622	24	245,927	28	274,385	30	243,848	34
Construction (residential)	107,798	10	17,327	2	15,244	2	12,945	2
Land development	74,492	7	43,145	5	41,791	5	41,030	6
Total construction and land development	$1,080,372	100%	$863,116	100%	$918,571	100%	$708,289	100%

The Company's 1-4 family real estate loan portfolio includes the following:

●	Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid long-term interest rate risk.
●	A limited amount of 15-year, 20-year and 30-year fixed rate residential real estate loans that meet certain credit guidelines.

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

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2022		2022		2021		2021
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$69,383	24%	$70,241	25%	$69,392	26%	$65,063	25%
Trailers	19,723	7%	15,702	6%	12,832	5%	10,715	4%
Manufacturing - General	17,524	6%	17,350	6%	17,320	6%	18,474	7%
Freightliners	17,471	6%	14,224	5%	10,386	4%	3,853	2%
Tractor	15,255	5%	12,858	4%	10,508	4%	8,478	3%
Marine - Travelifts	14,825	5%	15,513	5%	14,498	5%	13,279	5%
Construction - General	14,279	5%	13,851	5%	13,560	5%	12,918	5%
Food Processing Equipment	13,946	5%	14,846	5%	14,907	6%	14,569	6%
Computer Hardware	9,682	3%	10,792	4%	11,223	4%	12,745	5%
Other *	101,347	34%	100,493	35%	95,648	35%	98,426	38%
Total m2 loans and leases	$293,435	100%	$285,870	100%	$270,274	100%	$258,520	100%

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

Changes in the ACL for loans/leases for the three  and six months ended June 30, 2022 and 2021 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(dollars in thousands)		(dollars in thousands)

Balance, beginning	$74,786	$81,831	$78,721	$84,376
Impact of adopting ASU 2016-13	—	—	—	(8,102)
Initial ACL recorded for acquired PCD loans	5,902	—	5,902	—
Provision	12,141	(141)	8,292	5,852
Charge-offs	(620)	(3,674)	(1,076)	(4,387)
Recoveries	216	878	586	1,155
Balance, ending	$92,425	$78,894	$92,425	$78,894

Changes in the ACL for OBS exposures for the three and six months ended June 30, 2022 and 2021 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(dollars in thousands)		(dollars in thousands)

Balance, beginning	$7,819	$9,846	$6,886	$—
Impact of adopting ASU 2016-13	—	—	—	9,117
Provisions (credited) to expense	(941)	141	(8)	870
Balance, ending	$6,878	$9,987	$6,878	$9,987

The Company recorded a $11.2 million provision for credit losses on loans and OBS exposures in the second quarter of 2022, due solely to the CECL Day 2 provision as a result of the GFED acquisition.

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021

	(dollars in thousands)

Special Mention (Rating 6)	$54,558	$63,622	$62,510	$51,613
Substandard (Rating 7)	83,048	54,491	53,296	79,719
Doubtful (Rating 8)	—	—	—	—
	$137,606	$118,113	$115,806	$131,332

Criticized Loans **	$137,606	$118,113	$115,806	$131,332
Classified Loans ***	$83,048	$54,491	$53,296	$79,719

Criticized Loans as a % of Total Loans/Leases	2.37%	2.45%	2.47%	2.97%
Classified Loans as a % of Total Loans/Leases	1.43%	1.13%	1.14%	1.80%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Criticized loans increased 17% and classified loans increased 52% from March 31, 2022 to June 30, 2022 which was primarily the result of the GFED acquisition. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

	As of
	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021
ACL on loans/leases / Gross loans/leases	1.59%	1.55%	1.68%	1.79%
ACL on loans/leases / NPLs	387.66%	2,721.47%	2,825.21%	952.02%

Although management believes that the ACL at June 30, 2022 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision for credit losses.  Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 4 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of June 30,	As of March 31,	As of December 31,	As of June 30,
	2022	2022	2021	2021

	(dollars in thousands)

Nonaccrual loans/leases (1)	$23,574	$2,744	$2,759	$8,230
Accruing loans/leases past due 90 days or more	268	4	1	57
Total NPLs	23,842	2,748	2,760	8,287
OREO	205	—	—	1,820
Total NPAs	$24,047	$2,748	$2,760	$10,107

NPLs to total loans/leases	0.41%	0.06%	0.06%	0.19%
NPAs to total loans/leases plus repossessed property	0.41%	0.06%	0.06%	0.23%
NPAs to total assets	0.33%	0.04%	0.05%	0.17%
Nonaccrual loans/leases to total loans/leases	0.41%	0.06%	0.06%	0.19%
ACL to nonaccrual loans	392.06%	2,725.44%	2,853.24%	994.30%

(1)	Includes government guaranteed portion of loans, as applicable.

NPAs at June 30, 2022 were $24.0 million, up $21.3 million from March 31, 2022 and up $13.9 million from June 30, 2021.  The increase was primarily the result of the GFED acquisition and two specific legacy relationships from other charters. The ratio of NPAs to total assets was 0.33% at June 30, 2022, up from 0.04% at March 31, 2022, and up from 0.17% at June 30, 2021.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS

Deposits increased $981.0 million during the second quarter of 2022, driven by the GFED acquisition whose deposits at acquisition date totaled $1.1 billion.

The table below presents the composition of the Company's deposit portfolio.

	As of
	June 30, 2022		March 31, 2022		December 31, 2021		June 30, 2021
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$1,514,005	26%	$1,275,493	26%	$1,268,788	26%	$1,258,885	27%
Interest bearing demand deposits	3,758,566	65%	3,181,685	66%	3,232,633	65%	2,976,696	63%
Time deposits	540,074	9%	382,268	8%	421,348	9%	452,171	10%
Brokered deposits	8,012	0%	243	0%	3	0%	1,183	0%
	$5,820,657	100%	$4,839,689	100%	$4,922,772	100%	$4,688,935	100%

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

The Company has modified the structure and interest rates paid for those correspondent bank deposits on the balance sheet which are the noninterest-bearing deposits and the money market deposits.  This has led to more of the correspondent bank portfolio’s excess liquidity to shift to the EBAs at the FRB which is managed by the Company, but is off the Company’s balance sheet.  On average, over the past two years, the correspondent banks’ EBA portfolio ranged from $1.3 billion to $1.5 billion which is approximately $1 billion more than pre-pandemic levels.

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

	As of
	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021

	(dollars in thousands)

Federal funds purchased	$1,070	$1,190	$3,800	$7,070

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

The table below presents the Company's overnight FHLB advances. The Company did not have any term FHLB advances for the dates in the table below.

	As of
	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021
	(dollars in thousands)

Overnight FHLB advances	$400,000	$290,000	$15,000	$40,000

FHLB advances (all overnight) increased $110.0 million in the current quarter compared to the prior quarter due to strong loan growth and a decrease in core deposits when excluding the GFED acquisition.

The Company renewed its revolving credit note in the second quarter of 2022.  At renewal, the line amount was increased from $25.0 million to $50.0 million.  Interest on the revolving line of credit was calculated at the greater of: (a) the effective Prime Rate less 0.50%  and (b) 3.00% per annum. The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.  There was no outstanding balance on the revolving line of credit at June 30, 2022.

The Company had subordinated notes totaling $133.6 million as of June 30, 2022 and $113.9 million as of March 31, 2022.  The Company acquired $19.6 million of subordinated notes with the GFED acquisition. The Company prepaid $5.0 million in subordinated debt in the second quarter of 2021 with no gain/loss.

The Company acquired $10.3 million of junior subordinated debentures with the GFED acquisition.

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

	June 30, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

(dollars in thousands)
Year ending December 31:
2022	$408,012	1.73%	$15,003	0.31%
2023	—	—	—	—
2024	—	—	—	—
2025	—	—	—	—
Total Wholesale Funding	$408,012	1.73%	$15,003	0.31%

During the first six months of 2022, wholesale funding, primarily overnight FHLB advances, increased $393.0 million due to strong loan growth and decreased deposits.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021

	(dollars in thousands)

Common stock	$17,064	$15,580	$15,613	$15,764
Additional paid in capital	375,358	272,370	273,768	275,485
Retained earnings	400,790	405,762	386,077	335,424
AOCI	(50,074)	(25,788)	1,552	3,803
Total stockholders' equity	$743,138	$667,924	$677,010	$630,476

TCE / TA ratio (non-GAAP)	8.11%	9.60%	9.87%	9.51%

*     TCE is defined as total common stockholders' equity excluding goodwill and other intangibles. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

Due to the sharp increase in intermediate and long-term interest rates, the valuation of the Company’s AFS securities portfolio and certain hedged financial instruments declined significantly.  The valuation change, net of taxes, that flows through the Company’s AOCI was a net decline of $51.6 million for the first half of 2022.

On February 13, 2020, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  As of June 30, 2022, the Company had purchased 794,085 shares under the program and all shares purchased have been retired.

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021.  As of June 30, 2022, the Company had purchased 280,000 shares under the program and all shares purchased have been retired.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $73.2 million during the second quarter of 2022 and $73.5 million during the first six months of 2022. The Company's on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At June 30, 2022, the subsidiary banks had 28 lines of credit totaling $485.9 million, of which $15.1 million was secured and $470.8 million was unsecured. At June 30, 2022, the full $485.9 million was available.

At December 31, 2021, the subsidiary banks had 31 lines of credit totaling $517.7 million, of which $61.7 million was secured and $456.0 million was unsecured. At December 31, 2021, the full $517.7 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $50.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2023. At June 30, 2022, the full $50.0 million was available.

As of June 30, 2022, the Company had $608.6 million in average correspondent banking deposits spread over 189 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $146.8 million during the first six months of 2022, compared to $143.4 million for the same period of 2021. The net decrease in interest-bearing deposits at financial institutions was $38.0 million for the first six months of 2022, compared to a net increase of $844 thousand for the same period of 2021. Proceeds from calls, maturities, and paydowns of securities were $42.3 million for the first six months of 2022, compared to $110.9 million for the same period of 2021. Purchases of securities used cash of $134.7 million for the first six months of 2022, compared to $108.6 million for the same period of 2021. Proceeds from sales of securities were $111.4 million for the first six months of 2022, compared to $23.9 million for the first six months of  2021.  The net increase in loans/leases used cash of $314.7 million for the first six months of 2022 compared to $171.0 million for the same period of 2021.

Financing activities provided cash of $148.1 million for the first six months of 2022, compared to $104.9 million for same period of 2021. Net decreases in deposits totaled $178.7 million for the first six months of 2022, compared to net increases in deposits of  $89.8 million for the same period of 2021. During the first six months of 2022, the Company's short-term borrowings increased $2.7 million, compared to a decrease in short-term borrowings of $1.6 million for the same period of 2021. There were no long-term FHLB advances during the first six months of 2022 and 2021.  There were no maturities and principal payments on FHLB term advances in the first six months of 2022 and 2021. Net increase in overnight advances totaled $385.0 million for the first six months of 2022.  In the first six months of 2021, the Company increased overnight FHLB advances by $25.0 million.  Prepayment of subordinated notes totaled $5.0 million during the first six months of 2021.  Repurchase and cancellation of shares totaled $37.4 million in the first six months of 2022, as compared to $4.8 million in the first six months of 2021.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Total cash provided by operating activities was $53.6 million for the first six months of 2022, compared to $32.7 million for the same period of 2021.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of June 30,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2022	2021	2020

100 basis point downward shift	(10.0)%	(0.9)%	(0.1)%	—%
200 basis point upward shift	(10.0)%	0.7%	3.1%	2.5%
300 basis point upward shock	(30.0)%	3.3%	11.6%	10.3%

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at June 30, 2022 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of June 30, 2022. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2020, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  The program was paused for a period of time during the pandemic and then restarted in March 2022. All shares repurchased under the share repurchase program during the second quarter were retired. This program is now fully exhausted.

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021.  All shares repurchased under the share repurchase program during the second quarter were retired.

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

April 1-30, 2022	200,000	56.55	200,000	128,415
May 1-31, 2022	192,500	53.29	192,500	1,435,915
June 1-30, 2022	210,000	54.40	210,000	1,225,915

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2022 and June 30, 2021; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and June 30, 2021; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2022 and June 30, 2021; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and June 30, 2021; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	August 8, 2022	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	August 8, 2022	/s/ Todd A. Gipple
Todd A. Gipple, President
Chief Operating Officer
Chief Financial Officer

Date	August 8, 2022	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)