Form 10-Q
period 2022-09-30
QCR HOLDINGS INC
filed 2022-11-08
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 1, 2022, the Registrant had outstanding 16,884,419 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of September 30, 2022 and December 31, 2021

	September 30,	December 31,
	2022	2021

	(dollars in thousands)
Assets
Cash and due from banks	$86,282	$37,490
Federal funds sold	28,210	12,370
Interest-bearing deposits at financial institutions	42,833	75,292

Securities held to maturity, at amortized cost, net of allowance for credit losses	539,713	472,385
Securities available for sale, at fair value	339,737	337,830
Total securities	879,450	810,215

Loans receivable held for sale	3,054	3,828
Loans/leases receivable held for investment	6,005,556	4,676,304
Gross loans/leases receivable	6,008,610	4,680,132
Less allowance for credit losses	(90,489)	(78,721)
Net loans/leases receivable	5,918,121	4,601,411

Bank-owned life insurance	105,825	62,424
Premises and equipment, net	115,274	78,530
Restricted investment securities	39,299	19,353
Other real estate owned, net	177	—
Goodwill	137,607	74,066
Intangibles	17,546	9,349
Derivatives	185,037	222,220
Other assets	174,388	93,412
Total assets	$7,730,049	$6,096,132

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,315,555	$1,268,788
Interest-bearing	4,625,480	3,653,984
Total deposits	5,941,035	4,922,772

Short-term borrowings	85,180	3,800
Federal Home Loan Bank advances	335,000	15,000
Subordinated notes	232,743	113,850
Junior subordinated debentures	48,568	38,155
Derivatives	209,479	225,135
Other liabilities	140,972	100,410
Total liabilities	6,992,977	5,419,122

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 September 2022 and December 2021 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 September 2022 - 16,885,485 shares issued and outstanding December 2021 - 15,613,460 shares issued and outstanding	16,885	15,613
Additional paid-in capital	372,086	273,768
Retained earnings	422,958	386,077
Accumulated other comprehensive income (loss):
Securities available for sale	(52,262)	5,925
Derivatives	(22,595)	(4,373)
Total stockholders' equity	737,072	677,010
Total liabilities and stockholders' equity	$7,730,049	$6,096,132

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended September 30, 2022 and 2021

	2022	2021

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$69,855	$44,858
Securities:
Taxable	3,304	2,347
Nontaxable	4,955	4,160
Interest-bearing deposits at financial institutions	380	39
Restricted investment securities	673	262
Federal funds sold	100	1
Total interest and dividend income	79,267	51,667

Interest expense:
Deposits	12,570	3,273
Short-term borrowings	84	1
Federal Home Loan Bank advances	2,584	41
Other borrowings	53	—
Subordinated notes	2,518	1,554
Junior subordinated debentures	689	569
Total interest expense	18,498	5,438
Net interest income	60,769	46,229
Provision for credit losses	—	—
Net interest income after provision for credit losses	60,769	46,229

Noninterest income:
Trust department fees	2,537	2,714
Investment advisory and management fees	921	1,054
Deposit service fees	2,214	1,588
Gains on sales of residential real estate loans, net	641	954
Gains on sales of government guaranteed portions of loans, net	50	—
Swap fee income/capital markets revenue	10,545	24,885
Earnings on bank-owned life insurance	605	446
Debit card fees	1,453	1,085
Correspondent banking fees	189	265
Loan related fee income	652	550
Fair value gain (loss) on derivatives	904	(17)
Other	384	1,128
Total noninterest income	21,095	34,652

Noninterest expense:
Salaries and employee benefits	29,175	28,207
Occupancy and equipment expense	6,033	4,122
Professional and data processing fees	4,477	3,568
Acquisition costs	315	—
Post-acquisition compensation, transition and integration costs	62	—
FDIC insurance, other insurance and regulatory fees	1,497	1,108
Loan/lease expense	390	308
Net cost of (income from) and gains/losses on operations of other real estate	19	(1,346)
Advertising and marketing	1,437	1,095
Communication	639	457
Supplies	289	298
Bank service charges	568	525
Correspondent banking expense	218	201
Intangibles amortization	787	508
Payment card processing	477	346
Trust expense	227	188
Other	1,136	1,802
Total noninterest expense	47,746	41,387
Net income before income taxes	34,118	39,494
Federal and state income tax expense	4,824	7,929
Net income	$29,294	$31,565

Basic earnings per common share	$1.73	$2.02
Diluted earnings per common share	$1.71	$1.99

Weighted average common shares outstanding	16,900,968	15,635,123
Weighted average common and common equivalent shares outstanding	17,110,691	15,869,798

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Nine Months Ended September 30, 2022 and 2021

	2022	2021

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees	$173,855	$128,639
Securities:
Taxable	8,792	6,521
Nontaxable	13,750	12,146
Interest-bearing deposits at financial institutions	584	110
Restricted investment securities	1,439	718
Federal funds sold	114	1
Total interest and dividend income	198,534	148,135

Interest expense:
Deposits	21,231	9,935
Short-term borrowings	87	4
Federal Home Loan Bank advances	3,447	66
Other borrowings	53	—
Subordinated notes	5,888	4,718
Junior subordinated debentures	1,926	1,692
Total interest expense	32,632	16,415
Net interest income	165,902	131,720
Provision for credit losses	8,284	6,713
Net interest income after provision for loan/lease losses	157,618	125,007

Noninterest income:
Trust department fees	7,997	8,363
Investment advisory and management fees	2,940	3,033
Deposit service fees	5,992	4,488
Gains on sales of residential real estate loans, net	1,943	3,475
Gains on sales of government guaranteed portions of loans, net	69	—
Swap fee income/capitals markets revenue	29,971	48,010
Securities losses, net	—	(88)
Earnings on bank-owned life insurance	1,301	1,368
Debit card fees	3,959	3,144
Correspondent banking fees	710	848
Loan related fee income	1,814	1,732
Fair value gain (loss) on derivatives	2,242	73
Other	572	2,991
Total noninterest income	59,510	77,437

Noninterest expenses:
Salaries and employee benefits	82,774	76,098
Occupancy and equipment expense	15,948	12,195
Professional and data processing fees	12,513	10,713
Acquisition costs	4,139	—
Post-acquisition compensation, transition and integration costs	4,858	—
Disposition costs	—	8
FDIC insurance, other insurance and regulatory fees	4,201	3,159
Loan/lease expense	1,418	1,065
Net cost of (income from) and gains/losses on operations of other real estate	77	(1,420)
Advertising and marketing	3,396	2,575
Communication	1,626	1,317
Supplies	772	779
Bank service charges	1,719	1,620
Correspondent banking expense	630	599
Intangibles amortization	2,067	1,524
Payment card processing	1,365	1,114
Trust expense	609	550
Other	2,207	2,394
Total noninterest expenses	140,319	114,290
Net income before income taxes	76,809	88,154
Federal and state income tax expense	8,649	16,258
Net income	$68,160	$71,896

Basic earnings per common share	$4.25	$4.54
Diluted earnings per common share	$4.20	$4.48

Weighted average common shares outstanding	16,030,371	15,829,124
Weighted average common and common equivalent shares outstanding	16,243,921	16,058,420

Cash dividends declared per common share	$0.18	$0.18

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021

	(dollars in thousands)

Net income	$29,294	$31,565

Other comprehensive loss:

Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period before tax	(23,069)	(3,194)
	(23,069)	(3,194)

Unrealized losses on derivatives:
Unrealized holding losses arising during the period before tax	(8,955)	(342)
Less reclassification adjustment for caplet amortization before tax	(261)	(181)
	(8,694)	(161)

Other comprehensive loss, before tax	(31,763)	(3,355)
Tax benefit	(6,980)	(809)
Other comprehensive loss, net of tax	(24,783)	(2,546)

Comprehensive income	$4,511	$29,019

	Nine Months Ended September 30,
	2022	2021

	(dollars in thousands)

Net income	$68,160	$71,896

Other comprehensive income (loss):

Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period before tax	(76,814)	(4,290)
Less reclassification adjustment for losses included in net income before tax	—	(88)
	(76,814)	(4,202)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	(23,769)	3,383
Less reclassification adjustment for caplet amortization before tax	(723)	(495)
	(23,046)	3,878

Other comprehensive loss, before tax	(99,860)	(324)
Tax benefit	(23,451)	(205)
Other comprehensive loss, net of tax	(76,409)	(119)

Comprehensive income (loss)	$(8,249)	$71,778

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Nine Months Ended September 30, 2022 and 2021

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

	(dollars in thousands)

Balance December 31, 2021	$15,613	$273,768	$386,077	$1,552	$677,010
Net income	—	—	23,624	—	23,624
Other comprehensive (loss), net of tax	—	—	—	(27,340)	(27,340)
Common cash dividends declared, $0.06 per share	—	—	(939)	—	(939)
Repurchase and cancellation of 77,500 shares of common stock
as a result of a share repurchase program	(77)	(1,338)	(3,000)	—	(4,415)
Stock-based compensation expense	—	751	—	—	751
Issuance of common stock under employee benefit plans	44	(811)	—	—	(767)
Balance, March 31, 2022	$15,580	$272,370	$405,762	$(25,788)	$667,924
Net income	—	—	15,242	—	15,242
Other comprehensive (loss), net of tax	—	—	—	(24,286)	(24,286)
Common cash dividends declared, $0.06 per share	—	—	(1,059)	—	(1,059)
Issuance of 2,071,291 shares of common stock
as a result of acquisition of Guaranty Federal Bancshares	2,071	115,143	—	—	117,214
Repurchase and cancellation of 602,500 shares of common stock
as a result of a share repurchase program	(603)	(13,258)	(19,155)	—	(33,016)
Stock-based compensation expense	—	545	—	—	545
Issuance of common stock under employee benefit plans	16	558	—	—	574
Balance, June 30, 2022	$17,064	$375,358	$400,790	$(50,074)	$743,138
Net income	—	—	29,294	—	29,294
Other comprehensive (loss), net of tax	—	—	—	(24,783)	(24,783)
Repurchase and cancellation of 190,000 shares of common stock
as a result of a share repurchase program	(190)	(4,181)	(6,114)	—	(10,485)
Common cash dividends declared, $0.06 per share	—	—	(1,012)	—	(1,012)
Stock-based compensation expense	—	382	—	—	382
Issuance of common stock under employee benefit plans	11	527	—	—	538
Balance, September 30, 2022	$16,885	$372,086	$422,958	$(74,857)	$737,072

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2020	$15,806	$275,807	$300,804	$1,376	$593,793
Impact of adoption of ASU 2016-13	—	—	(937)	—	(937)
Net income	—	—	17,982	—	17,982
Other comprehensive (loss), net of tax	—	—	—	(1,751)	(1,751)
Common cash dividends declared, $0.06 per share	—	—	(949)	—	(949)
Stock-based compensation expense	—	841	—	—	841
Issuance of common stock under employee benefit plans	38	(298)	—	—	(260)
Balance, March 31, 2021	$15,844	$276,350	$316,900	$(375)	$608,719
Net income	—	—	22,349	—	22,349
Other comprehensive income, net of tax	—	—	—	4,179	4,179
Common cash dividends declared, $0.06 per share	—	—	(951)	—	(951)
Repurchase and cancellation of 100,000 shares of common stock
as a result of a share repurchase program	(100)	(1,826)	(2,874)	—	(4,800)
Stock-based compensation expense	—	520	—	—	520
Issuance of common stock under employee benefit plans	20	440	—	—	460
Balance, June 30, 2021	$15,764	$275,485	$335,424	$3,803	$630,476
Net income	—	—	31,565	—	31,565
Other comprehensive (loss), net of tax	—	—	—	(2,546)	(2,546)
Repurchase and cancellation of 193,153 shares of common stock
as a result of a share repurchase program	(193)	(3,134)	(6,040)	—	(9,367)
Common cash dividends declared, $0.06 per share	—	—	(946)	—	(946)
Stock-based compensation expense	—	504	—	—	504
Issuance of common stock under employee benefit plans	19	109	—	—	128
Balance, September 30, 2021	$15,590	$272,964	$360,003	$1,257	$649,814

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2022 and 2021

	2022	2021

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,160	$71,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,699	4,087
Provision for credit losses	8,284	6,713
Stock-based compensation expense	1,678	1,865
Deferred compensation expense accrued	3,027	3,288
Gains on other real estate owned, net	(19)	(1,754)
Amortization of premiums on securities, net	939	1,506
Caplet amortization	723	495
Fair value gain on derivatives	(2,242)	(73)
Securities losses, net	—	88
Loans originated for sale	(82,009)	(157,392)
Proceeds on sales of loans	88,010	161,173
Gains on sales of residential real estate loans	(1,943)	(3,475)
Gains on sales of government guaranteed portions of loans	(69)	—
Losses on sales and disposals of premises and equipment	520	1,457
Amortization of intangibles	2,067	1,524
Accretion of acquisition fair value adjustments, net	(2,893)	(1,251)
Increase in cash value of bank-owned life insurance	(1,301)	(1,368)
Increase in other assets	(33,840)	(37,632)
Increase in other liabilities	21,843	13,161
Net cash provided by operating activities	$76,634	$64,308

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(15,840)	2,095
Net decrease in interest-bearing deposits at financial institutions	49,593	22,755
Proceeds from sales of other real estate owned	223	4,592
Activity in securities portfolio:
Purchases	(173,331)	(151,702)
Calls, maturities and redemptions	30,597	81,000
Paydowns	27,311	50,177
Sales	111,375	23,874
Activity in restricted investment securities:
Purchases	(19,885)	(4,280)
Redemptions	2,159	2,447
Net increase in loans/leases originated and held for investment	(524,877)	(353,616)
Purchase of premises and equipment	(27,119)	(7,866)
Proceeds from sales of premises and equipment	413	22
Purchase of bank-owned life insurance	(10,000)	—
Net cash acquired from acquisition	144,973	—
Net cash used in investing activities	$(404,408)	$(330,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(58,310)	272,691
Net increase (decrease) in short-term borrowings	81,380	(3,830)
Activity in Federal Home Loan Bank advances:
Net change in short-term and overnight advances	320,000	15,000
Prepayments	(16,000)	—
Activity in other borrowings:
Proceeds from other borrowings	10,000	—
Paydown of revolving line of credit	(10,000)	—
Prepayments on brokered and public time deposits	—	—
Prepayments of subordinated notes	—	(5,000)
Proceeds from subordinated notes	100,000	—
Payment of cash dividends on common stock	(2,933)	(2,847)
Proceeds from issuance of common stock, net	345	328
Repurchase and cancellation of shares	(47,916)	(14,167)
Net cash provided by financing activities	$376,566	$262,175

Net increase (decrease) in cash and due from banks	48,792	(4,019)

Cash and due from banks, beginning	37,490	61,329
Cash and due from banks, ending	$86,282	$57,310

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

Nine Months Ended September 30, 2022 and 2021

	2022	2021

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments (receipts) for:
Interest	$32,046	$18,617
Income/franchise taxes	107	36,987

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized losses on securities available for sale and derivative instruments, net	(76,409)	(118)
Transfers of loans to other real estate owned	326	2,812
Decrease in the fair value of back-to-back interest rate swap assets and liabilities	(48,195)	(25,503)
Dividends payable	1,012	946

Supplemental disclosure of cash flow information for acquisitions:
Fair value of assets acquired:
Cash and due from banks	$171,844	$—
Interest-bearing deposits at financial institutions	17,134	—
Securities	143,017	—
Loans receivable, net	801,697	—
Bank-owned life insurance	32,100	—
Premises and equipment, net	16,257	—
Restricted investment securities	2,220	—
Other real estate owned	55	—
Intangibles	10,264	—
Other assets	23,685	—
Total assets acquired	$1,218,273	$—

Fair value of liabilities assumed:
Deposits	$1,076,573	$—
FHLB advances	16,000	—
Subordinated debentures	19,621
Junior subordinated debentures	10,310	—
Other liabilities	15,225	—
Total liabilities assumed	1,137,729	—
Net assets acquired	$80,544	$—

Consideration paid:
Cash paid *	$26,871	$—
Common stock	117,214	—
Total consideration paid	144,085	—
Goodwill	$63,541	$—

*Net cash acquired at closing totaled $145.0 million for acquisition of Guaranty Bank in 2022.

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

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

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended September 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

ACL: Allowance for credit losses
Allowance: Allowance for credit losses	GFED: Guaranty Federal Bancshares, Inc.
AOCI: Accumulated other comprehensive income (loss)	HTM: Held to maturity
ASC: Accounting Standards Codification	LIBOR: London Inter-Bank Offered Rate
ASU: Accounting Standards Update	LIHTC: Low-income housing tax credit
Bates Companies: Bates Financial Advisors, Inc., Bates	m2: m2 Equipment Finance, LLC
Financial Services, Inc., Bates Securities, Inc. and	NIM: Net interest margin
Bates Financial Group, Inc.	NPA: Nonperforming asset
BOLI: Bank-owned life insurance	NPL: Nonperforming loan
Caps: Interest rate cap derivatives	OBS: Off-balance sheet
CECL: Current Expected Credit Losses	OREO: Other real estate owned
Community National: Community National Bancorporation	OTTI: Other-than-temporary impairment
COVID-19: Coronavirus Disease 2019	PCAOB: Public Company Accounting Oversight Board
CRBT: Cedar Rapids Bank & Trust Company	PCD: Purchased credit deteriorated loan
CRE: Commercial real estate	PCI: Purchased credit impaired
CSB: Community State Bank	PPP: Paycheck Protection Program
C&I: Commercial and industrial	Provision: Provision for credit losses
EBA: Excess balance account	QCBT: Quad City Bank & Trust Company
EPS: Earnings per share	ROAA: Return on average assets
Exchange Act: Securities Exchange Act of 1934, as	ROAE: Return on average equity
amended	SBA: U.S. Small Business Administration
FASB: Financial Accounting Standards Board	SEC: Securities and Exchange Commission
FDIC: Federal Deposit Insurance Corporation	SFCB: Springfield First Community Bank
Federal Reserve: Board of Governors of the Federal	SFG: Specialty Finance Group
Reserve System	TA: Tangible assets
FHLB: Federal Home Loan Bank	TCE: Tangible common equity
FRB: Federal Reserve Bank of Chicago	TDRs: Troubled debt restructurings
Guaranty: Guaranty Bank, formerly known as Springfield First	TEY: Tax equivalent yield
Community Bank	The Company: QCR Holdings, Inc.

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

NOTE 2 – ACQUISITION

On April 1, 2022, the Company completed its previously announced acquisition of GFED and on April 2, 2022 merged GFED’s bank subsidiary into SFCB, the Company’s Springfield-based charter.  The combined bank changed its name to Guaranty Bank.

Stockholders of GFED received for each share of GFED common stock owned, at the election of each stockholder,  subject to proration and adjustment, (1) $30.50 in cash, (2) 0.58775 shares of the Company’s common stock, or (3) mixed consideration of $6.10 in cash and 0.4702 shares of the Company’s common stock.  On March 31, 2022, the last trading date before the closing date, the Company’s common stock closed at $56.59, resulting in stock consideration valued at $117.2 million and total cash consideration paid by the Company of $26.9 million.  The Company funded the cash portion of the purchase price through operating cash.

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

The Company recorded a core deposit intangible totaling $10.3 million, which is the portion of the acquisition purchase price that represents the value assigned to the existing deposit base.  The core deposit intangible has a finite life and is amortized using an accelerated method over the estimated useful life of the deposits (estimated to be ten years).

The following table presents the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value:

September 30, 2022
(dollars in thousands)
Balance at acquisition	$10,264
Amortization expense	(588)
Balance at the end of the period	$9,676

Gross carrying amount	$10,264
Accumulated amortization	(588)
Net book value	$9,676

The following presents the remaining estimated amortization of the core deposit intangible:

Year ending, December 31,	Amount
(dollars in thousands)
2022	$295
2023	1,162
2024	1,138
2025	1,109
2026	1,076
Thereafter	4,896
$9,676

The following table presents the assumed borrowings as of the acquisition date:

	Amount	Rate	Terms	Maturity Date	Collateral
	(dollars in thousands)
FHLB advance	6,500	0.59%	monthly interest payments; principal due at maturity	5/15/2023	commercial and residential real estate loans
FHLB advance	6,500	0.82%	monthly interest payments; principal due at maturity	5/15/2025	commercial and residential real estate loans
FHLB advance	3,000	1.12%	monthly interest payments; principal due at maturity	5/17/2027	commercial and residential real estate loans
Subordinated notes	19,621	5.25%	monthly interest payments; principal due at maturity	9/30/2030	unsecured
Junior subordinated debentures	10,310	4.09%	monthly interest payments; principal due at maturity	2/23/2036	unsecured
Fair value of borrowings assumed	$ 45,931

The Company prepaid the $16.0 million of FHLB advances in full shortly after closing.

During the first nine months of 2022, the Company incurred $4.1 million of expenses related to the acquisition, comprised primarily of legal, accounting, investment banking costs and personnel costs, and $4.9 million of post-acquisition, compensation, transition and integration costs, comprised primarily of personnel costs, IT integration and data conversion costs related to the acquisition. GB results are included in the consolidated statements of income effective on the acquisition date.

Unaudited pro forma combined operating results for the three and nine months ended September 30, 2022 and 2021, giving effect to the GFED acquisition as if it had occurred as of January 1, 2021, are as follow:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands, except per share data)

Net interest income	$60,769	$56,684	$175,743	$161,229
Noninterest income	$21,095	$40,170	$61,747	$88,386
Net income	$29,294	$35,567	$70,691	$82,354

Earnings per common share:
Basic	$1.73	$2.01	$4.23	$4.60
Diluted	$1.71	$1.98	$4.18	$4.54

NOTE 3– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of September 30, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost*	Gains	(Losses)	Value

	(dollars in thousands)
September 30, 2022:
Securities HTM:
Municipal securities	$538,861	$1,564	$(30,022)	$510,403
Other securities	1,050	—	(6)	1,044
	$539,911	$1,564	$(30,028)	$511,447

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$23,389	$22	$(2,884)	$20,527
Residential mortgage-backed and related securities	76,680	—	(7,836)	68,844
Municipal securities	241,292	23	(55,972)	185,343
Asset-backed securities	19,654	170	(194)	19,630
Other securities	47,700	—	(2,307)	45,393
	$408,715	$215	$(69,193)	$339,737

*     HTM securities shown on the balance sheet of $539.7 million represent amortized cost of $539.9 million, net of allowance for credit losses of $198 thousand as of September 30, 2022.

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
September 30, 2022:
Securities HTM:
Municipal securities	$385,027	$(30,022)	$—	$—	$385,027	$(30,022)
Other securities	544	(6)	—	—	544	(6)
	$385,571	$(30,028)	$—	$—	$385,571	$(30,028)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$8,705	$(349)	$10,530	$(2,535)	$19,235	$(2,884)
Residential mortgage-backed and related securities	51,073	(3,671)	17,669	(4,165)	68,742	(7,836)
Municipal securities	175,686	(53,159)	6,536	(2,813)	182,222	(55,972)
Asset-backed securities	10,742	(194)	—	—	10,742	(194)
Other securities	39,900	(2,203)	896	(104)	40,796	(2,307)
	$286,106	$(59,576)	$35,631	$(9,617)	$321,737	$(69,193)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2021:
Securities HTM:
Other securities	$1,049	$(1)	$—	$—	$1,049	$(1)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$9,802	$(156)	$3,035	$(140)	$12,837	$(296)
Residential mortgage-backed and related securities	5,363	(67)	19,406	(713)	24,769	(780)
Municipal securities	13,287	(211)	1,001	(4)	14,288	(215)
Other securities	4,528	(30)	—	—	4,528	(30)
	$32,980	$(464)	$23,442	$(857)	$56,422	$(1,321)

At September 30, 2022, the investment portfolio included 701 securities. Of this number, 639 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 10.46% of the total amortized cost of the portfolio. Of these 639 securities, there were 30 securities that had an unrealized loss for twelve months or more.

The following table presents the activity in the allowance for credit losses for held to maturity securities by major security type for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021			Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Municipal	Other		Municipal	Other		Municipal	Other		Municipal	Other
	securities	securities	Total	securities	securities	Total	securities	securities	Total	securities	securities	Total

Allowance for credit losses:
Beginning balance	$198	$—	$198	$173	$1	$174	$198	$—	$198	$—	$—	$—
Impact of adopting ASU 2016-13	—	—	—	—	—	—	—	—	—	182	1	183
Provision for credit loss expense	—	—	—	—	—	—	—	—	—	(9)	—	(9)
Balance, ending	$198	$—	$198	$173	$1	$174	$198	$—	$198	$173	$1	$174

There were no sales of securities for the three months ended September 30, 2022 and September 30, 2021. All sales of securities for the nine months ended September 30, 2022 and September 30, 2021 were securities identified as AFS.

	Nine Months Ended
	September 30, 2022	September 30, 2021

Proceeds from sales of securities	$111,375	$23,874
Gross gains from sales of securities	—	—
Gross losses from sales of securities	—	(88)

Upon the closing of the GFED acquisition, the Company sold a large portion of the acquired securities portfolio to improve the efficiency of the combined balance sheets.

The amortized cost and fair value of securities as of September 30, 2022 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$3,061	$3,046
Due after one year through five years	15,199	14,862
Due after five years	521,651	493,539
	$539,911	$511,447
Securities AFS:
Due in one year or less	$8,558	$8,535
Due after one year through five years	3,760	3,705
Due after five years	300,063	239,023
	312,381	251,263
Residential mortgage-backed and related securities	76,680	68,844
Asset-backed securities	19,654	19,630
	$408,715	$339,737

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$305,743	$295,096

Securities AFS:
Municipal securities	237,105	181,201
Other securities	46,277	44,017
	$283,382	$225,218

As of September 30, 2022, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 119 issuers with fair values totaling $107.1 million and revenue bonds issued by 182 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $588.6 million. The Company also held investments in general obligation bonds in 22 states, including eight states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 29 states, including 12 states in which the aggregate fair value exceeded $5.0 million.

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

Both general obligation and revenue bonds are diversified across many issuers. As of September 30, 2022 and as of December 31, 2021, the Company held revenue bonds of two issuers, both located in Ohio, of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. The issuers’ financial condition is strong and the source of repayment is diversified. The Company monitors the investments and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to the Company’s loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of September 30, 2022, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of September 30, 2022, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

NOTE 4 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of September 30, 2022 and December 31, 2021 is presented as follows:

	September 30, 2022	December 31, 2021

	(dollars in thousands)

C&I:
C&I - revolving	$332,996	$248,483
C&I - other *	1,415,996	1,346,602
	1,748,992	1,595,085

CRE - owner occupied	627,558	421,701
CRE - non-owner occupied	920,876	646,500
Construction and land development	1,149,503	918,571
Multi-family	933,118	600,412
Direct financing leases**	33,503	45,191
1-4 family real estate***	487,508	377,361
Consumer	107,552	75,311
	6,008,610	4,680,132
Allowance for credit losses	(90,489)	(78,721)
	$5,918,121	$4,601,411
** Direct financing leases:
Net minimum lease payments to be received	$36,541	$49,362
Estimated unguaranteed residual values of leased assets	165	165
Unearned lease/residual income	(3,203)	(4,336)
	33,503	45,191
Plus deferred lease origination costs, net of fees	288	568
	33,791	45,759
Less allowance for credit losses	(1,037)	(1,546)
	$32,754	$44,213

*     Includes equipment financing agreements outstanding at m2, totaling $267.2 million and $225.1 million as of September 30, 2022 and December 31, 2021, respectively and PPP loans totaling $79 thousand and $28.2 million as of September 30, 2022 and December 31, 2021, respectively.

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

*** Includes residential real estate loans held for sale totaling $3.1 million and $3.8 million as of September 30, 2022 and December 31, 2021, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $23.4 million and $15.0 million at September 30, 2022 and December 31, 2021, respectively, and was included in other assets on the consolidated balance sheets.

Changes in remaining discounts on acquired loans for the three and nine months ended September 30, 2022 and 2021, respectively, are presented as follows:

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022

	(dollars in thousands)

Balance at the beginning of the period	$(12,989)	$(1,533)
Discount added at acquisition	—	(13,381)
Accretion recognized	1,148	3,073
Balance at the end of the period	$(11,841)	$(11,841)

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021

	(dollars in thousands)

Balance at the beginning of the period	$(2,189)	$(3,139)
Accretion recognized	505	1,455
Balance at the end of the period	$(1,684)	$(1,684)

The aging of the loan/lease portfolio by classes of loans/leases as of September 30, 2022 and December 31, 2021 is presented as follows:

	As of September 30, 2022
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$332,996	$—	$—	$—	$—	$332,996
C&I - other	1,408,004	3,721	674	3	3,594	1,415,996
CRE - owner occupied	624,534	—	—	—	3,024	627,558
CRE - non-owner occupied	913,366	565	—	—	6,945	920,876
Construction and land development	1,148,080	255	—	—	1,168	1,149,503
Multi-family	933,118	—	—	—	—	933,118
Direct financing leases	33,288	59	27	—	129	33,503
1-4 family real estate	484,322	—	809	—	2,377	487,508
Consumer	107,163	115	—	—	274	107,552
	$5,984,871	$4,715	$1,510	$3	$17,511	$6,008,610

As a percentage of total loan/lease portfolio	99.60%	0.08%	0.03%	0.00%	0.29%	100.00%

	As of December 31, 2021
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I
C&I - revolving	$248,483	$—	$—	$—	$—	$248,483
C&I - other	1,337,034	859	7,308	1	1,400	1,346,602
CRE - owner occupied	421,701	—	—	—	—	421,701
CRE - non-owner occupied	646,500	—	—	—	—	646,500
Construction and land development	918,498	—	—	—	73	918,571
Multi-family	600,412	—	—	—	—	600,412
Direct financing leases	44,174	10	160	—	847	45,191
1-4 family real estate	374,912	1,325	716	—	408	377,361
Consumer	75,272	8	—	—	31	75,311
	$4,666,986	$2,202	$8,184	$1	$2,759	$4,680,132

As a percentage of total loan/lease portfolio	99.57%	0.05%	0.17%	0.00%	0.06%	100.00%

NPLs by classes of loans/leases as of September 30, 2022 and December 31, 2021 are presented as follows:

	As of September 30, 2022
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	3	3,292	302	3,597	20.54
CRE - owner occupied	—	1,669	1,355	3,024	17.27
CRE - non-owner occupied	—	68	6,877	6,945	39.65
Construction and land development	—	889	279	1,168	6.67
Multi-family	—	—	—	—	-
Direct financing leases	—	54	75	129	0.74
1-4 family real estate	—	1,076	1,301	2,377	13.57
Consumer	—	274	—	274	1.56
	$3	$7,322	$10,189	$17,514	100.00%

	As of December 31, 2021
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)

C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	1	1,130	270	1,401	50.77
CRE - owner occupied	—	—	—	—	-
CRE - non-owner occupied	—	—	—	—	-
Construction and land development	—	73	—	73	2.64
Multi-family	—	—	—	—	-
Direct financing leases	—	115	732	847	30.69
1-4 family real estate	—	408	—	408	14.78
Consumer	—	31	—	31	1.12
	$1	$1,757	$1,002	$2,760	100.00%

The Company did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2022 and 2021.

Changes in the ACL loans/leases by portfolio segment for the three and nine months ended September 30, 2022 and 2021, respectively, are presented as follows:

	Three Months Ended September 30, 2022
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$5,179	$28,093	$11,065	$12,049	$16,388	$12,783	$5,513	$1,355	$92,425
Provision	1	1,652	(606)	(161)	(693)	437	(276)	(23)	331
Charge-offs	—	(1,915)	—	—	(562)	—	(5)	(7)	(2,489)
Recoveries	—	176	—	—	—	43	—	3	222
Balance, ending	$5,180	$28,006	$10,459	$11,888	$15,133	$13,263	$5,232	$1,328	$90,489

*   Included within the C&I – Other column are ACL on leases with a beginning balance of $1.6 million, provision of $91 thousand, charge-offs of $708 thousand and recoveries of $65 thousand. ACL on leases was $1.0 million as of September 30, 2022.

	Nine Months Ended September 30, 2022
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other***	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,907	$25,982	$8,501	$8,549	$16,972	$9,339	$4,541	$930	$78,721
Initial ACL recorded for PCD loans	600	7	2,481	1,076	1,100	481	137	20	5,902
Provision**	673	4,185	(529)	2,328	(2,377)	3,400	559	384	8,623
Charge-offs	—	(2,790)	—	(193)	(562)	—	(5)	(15)	(3,565)
Recoveries	—	622	6	128	—	43	—	9	808
Balance, ending	$5,180	$28,006	$10,459	$11,888	$15,133	$13,263	$5,232	$1,328	$90,489

**  Provision for the nine months ended September 30, 2022, included $11.0 million related to the acquired Guaranty Bank non-PCD loans.

*** Included within the C&I - Other column are ACL on leases with a beginning balance of $1.5 million, provision of $249 thousand, charge-offs of $931 thousand and recoveries of $173 thousand.  ACL on leases was $1.0 million as of September 30, 2022.

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

*   Included within the C&I – Other column are ACL on leases with adoption impact of $2.0 million, negative provision of $212 thousand, charge-offs of $72 thousand and recoveries of $52 thousand. ACL on leases was $1.7 million as of September 30, 2021.

	Nine Months Ended September 30, 2021
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

** Included within the C&I – Other column are ACL on leases with a beginning balance of $1.8 million, adoption impact of $685 thousand, negative provision of $491 thousand, charge-offs of $400 thousand and recoveries of $186 thousand.  ACL on leases was $1.7 million as of September 30, 2021.

The composition of the ACL loans/leases by portfolio segment based on evaluation method are as follows:

	As of September 30, 2022
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$3,475	$329,521	$332,996	$1,123	$4,057	$5,180
C&I - other*	10,704	1,438,795	1,449,499	2,679	25,327	28,006
	14,179	1,768,316	1,782,495	3,802	29,384	33,186
CRE - owner occupied	25,531	602,027	627,558	2,925	7,534	10,459
CRE - non-owner occupied	28,537	892,339	920,876	814	11,074	11,888
Construction and land development	11,480	1,138,023	1,149,503	472	14,661	15,133
Multi-family	1,305	931,813	933,118	397	12,866	13,263
1-4 family real estate	4,139	483,369	487,508	355	4,877	5,232
Consumer	601	106,951	107,552	57	1,271	1,328
	$85,772	$5,922,838	$6,008,610	$8,822	$81,667	$90,489

*   Included within the C&I – Other category are leases individually evaluated of $129 thousand with a related allowance for credit losses of $17 thousand and leases collectively evaluated of $33.4 million with a related allowance for credit losses of $1.0 million.

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

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$3,370	$—	$—	$—	$—	$105	$—	$3,475
C&I - other*	2,192	213	—	—	115	6,457	1,727	10,704
	5,562	213	—	—	115	6,562	1,727	14,179
CRE - owner occupied	—	25,465	—	66	—	—	—	25,531
CRE - non-owner occupied	—	—	28,537	—	—	—	—	28,537
Construction and land development	—	—	11,480	—	—	—	—	11,480
Multi-family	—	—	1,305	—	—	—	—	1,305
1-4 family real estate	—	—	1,087	3,052	—	—	—	4,139
Consumer	—	—	—	586	—	—	15	601
	$5,562	$25,891	$42,409	$3,704	$115	$6,562	$1,742	$85,772

*   Included within the C&I – Other category are leases individually evaluated of $129 thousand with primary collateral of equipment.

	As of December 31, 2021
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$2,518	$—	$—	$—	$—	$120	$—	$2,638
C&I - other*	683	—	—	2,471	134	9,877	291	13,456
	3,201	—	—	2,471	134	9,997	291	16,094
CRE - owner occupied	—	—	—	3,841	—	—	—	3,841
CRE - non-owner occupied	—	—	25,006	—	—	—	—	25,006
Construction and land development	—	—	10,362	74	—	—	—	10,436
Multi-family	—	—	—	—	—	—	—	—
1-4 family real estate	—	—	817	2,133	—	—	—	2,950
Consumer	—	—	—	340	—	1	9	350
	$3,201	$—	$36,185	$8,859	$134	$9,998	$300	$58,677

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

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of September 30, 2022:

	As of September 30, 2022
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2022	2021	2020	2019	2018	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass (Ratings 1 through 5)	$—	$—	$—	$—	$—	$—	$321,834	$321,834
Special Mention (Rating 6)	—	—	—	—	—	—	7,687	7,687
Substandard (Rating 7)	—	—	—	—	—	—	3,475	3,475
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$332,996	$332,996

C&I - other
Pass (Ratings 1 through 5)	$370,548	$285,959	$199,399	$91,020	$76,707	$114,363	$—	$1,137,996
Special Mention (Rating 6)	411	446	303	808	—	315	—	2,283
Substandard (Rating 7)	2,065	70	743	5,142	329	117	—	8,466
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - other	$373,024	$286,475	$200,445	$96,970	$77,036	$114,795	$—	$1,148,745

CRE - owner occupied
Pass (Ratings 1 through 5)	$118,943	$182,373	$160,151	$34,834	$30,025	$50,994	$11,166	$588,486
Special Mention (Rating 6)	4,647	—	2,884	—	998	1,747	4,852	15,128
Substandard (Rating 7)	2,625	1,452	16,502	1,662	1,208	495	—	23,944
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$126,215	$183,825	$179,537	$36,496	$32,231	$53,236	$16,018	$627,558

CRE - non-owner occupied
Pass (Ratings 1 through 5)	$233,256	$220,873	$189,327	$90,524	$64,557	$50,156	$7,082	$855,775
Special Mention (Rating 6)	1,168	912	15,692	—	12,873	6,262	—	36,907
Substandard (Rating 7)	1,089	694	10,833	15,306	—	—	272	28,194
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$235,513	$222,479	$215,852	$105,830	$77,430	$56,418	$7,354	$920,876

Construction and land development
Pass (Ratings 1 through 5)	$327,140	$337,617	$250,387	$31,708	$30,447	$—	$22,788	$1,000,087
Special Mention (Rating 6)	324	160	—	—	—	—	—	484
Substandard (Rating 7)	486	10,471	—	—	—	—	—	10,957
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Construction and land development	$327,950	$348,248	$250,387	$31,708	$30,447	$—	$22,788	$1,011,528

Multi-family
Pass (Ratings 1 through 5)	$188,557	$264,565	$225,525	$134,853	$104,267	$9,735	$2,861	$930,363
Special Mention (Rating 6)	—	46	—	1,404	—	—	—	1,450
Substandard (Rating 7)	—	—	1,305	—	—	—	—	1,305
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Multi-family	$188,557	$264,611	$226,830	$136,257	$104,267	$9,735	$2,861	$933,118

1-4 family real estate
Pass (Ratings 1 through 5)	$33,264	$37,161	$17,381	$11,533	$5,119	$5,128	$3,093	$112,679
Special Mention (Rating 6)	—	34	—	—	—	—	—	34
Substandard (Rating 7)	198	—	177	—	430	52	—	857
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$33,462	$37,195	$17,558	$11,533	$5,549	$5,180	$3,093	$113,570

Consumer
Pass (Ratings 1 through 5)	$168	$824	$457	$42	$200	$671	$1,985	$4,347
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	—	—	—	—	119	—	—	119
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Consumer	$168	$824	$457	$42	$319	$671	$1,985	$4,466

Total	$1,284,889	$1,343,657	$1,091,066	$418,836	$327,279	$240,035	$387,095	$5,092,857

	As of September 30, 2022
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2022	2021	2020	2019	2018	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$144,806	$78,379	$29,596	$10,530	$2,580	$172	$—	$266,063
Nonperforming	288	747	56	97	—	—	—	1,188
Total C&I - other	$145,094	$79,126	$29,652	$10,627	$2,580	$172	$—	$267,251

Construction and land development
Performing	$80,160	$48,094	$4,391	$3,379	$211	$458	$758	$137,451
Nonperforming	524	—	—	—	—	—	—	524
Total Construction and land development	$80,684	$48,094	$4,391	$3,379	$211	$458	$758	$137,975

Direct financing leases
Performing	$13,169	$5,636	$6,640	$5,135	$2,237	$557	$—	$33,374
Nonperforming	—	35	75	9	10	—	—	129
Total Direct financing leases	$13,169	$5,671	$6,715	$5,144	$2,247	$557	$—	$33,503

1-4 family real estate
Performing	$75,114	$116,168	$94,924	$19,598	$12,461	$53,145	$1,008	$372,418
Nonperforming	29	174	955	6	—	356	—	1,520
Total 1-4 family real estate	$75,143	$116,342	$95,879	$19,604	$12,461	$53,501	$1,008	$373,938

Consumer
Performing	$10,533	$4,427	$3,988	$1,332	$1,394	$1,408	$79,730	$102,812
Nonperforming	159	12	12	13	32	46	—	274
Total Consumer	$10,692	$4,439	$4,000	$1,345	$1,426	$1,454	$79,730	$103,086

Total	$324,782	$253,672	$140,637	$40,099	$18,925	$56,142	$81,496	$915,753

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

As of September 30, 2022 and December 31, 2021, TDRs totaled $227 thousand and $494 thousand, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the three and nine months ended September 30, 2022 and September 30, 2021.  The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of restructuring.

	For the three months ended September 30, 2022				For the nine months ended September 30, 2022
		Pre-	Post-			Pre-	Post-
	Number of	Modification	Modification		Number of	Modification	Modification
	Loans/	Recorded	Recorded	Specific	Loans/	Recorded	Recorded	Specific
Classes of Loans/Leases	Leases	Investment	Investment	Allowance	Leases	Investment	Investment	Allowance

(dollars in thousands)
Direct Financing Leases	1	$71	$71	$—	2	$122	$122	$—

	For the three months ended September 30, 2021				For the nine months ended September 30, 2021
		Pre-	Post-			Pre-	Post-
	Number of	Modification	Modification		Number of	Modification	Modification
	Loans/	Recorded	Recorded	Specific	Loans/	Recorded	Recorded	Specific
Classes of Loans/Leases	Leases	Investment	Investment	Allowance	Leases	Investment	Investment	Allowance

	(dollars in thousands)
CONCESSION - Extension of Maturity
1-4 family real estate	—	—	—	—	1	2,532	2,532	—

CONCESSION - Interest Rate Adjusted Below Market
1-4 family real estate	—	$—	$—	$—	1	$54	$54	$6
Consumer	—	—	—	—	1	13	13	6
	—	$—	$—	$—	2	$67	$67	$12

TOTAL	—	$—	$—	$—	3	$2,599	$2,599	$12

For the three and nine months ended September 30, 2022 and September 30, 2021, none of the Company's TDRs redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. There were no TDRs that were restructured and charged off for the three and nine months ended September 30, 2022.

Changes in the ACL for OBS exposures for the three and nine months ended September 30, 2022 and 2021 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(dollars in thousands)

Balance, beginning	$6,878	$9,987	$6,886	$—
Impact of adopting ASU 2016-13	—	—	—	9,117
Provisions (credited) to expense	(331)	(1,895)	(339)	(1,025)
Balance, ending	$6,547	$8,092	$6,547	$8,092

* Provision for the nine months ended September 30, 2022 included $1.4 million related to the acquired Guaranty Bank OBS exposures

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES

Derivatives are summarized as follows as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	(dollars in thousands)
Assets:
Interest rate caps - hedged	$9,191	$927
Interest rate caps	2,480	238
Interest rate swaps - hedged	506	—
Interest rate swaps	172,860	221,055
	$185,037	$222,220

Liabilities:
Interest rate collars - hedged	$(541)	$—
Interest rate swaps - hedged	(36,078)	(4,080)
Interest rate swaps	(172,860)	(221,055)
	$(209,479)	$(225,135)

The Company uses interest rate swap, cap and collar instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.

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

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	September 30, 2022	December 31, 2021
(dollars in thousands)

Deposits	1/1/2020	1/1/2023	Derivatives - Assets	$25,000	1.75%	$120	$5
Deposits	1/1/2020	1/1/2023	Derivatives - Assets	50,000	1.57%	221	11
Deposits	1/1/2020	1/1/2023	Derivatives - Assets	25,000	1.80%	111	5
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.75%	797	60
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	50,000	1.57%	1,593	125
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.80%	796	62
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.75%	1,379	161
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	50,000	1.57%	2,783	332
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.80%	1,391	166
				$300,000		$9,191	$927

For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings. The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	September 30, 2022	December 31, 2021

(dollars in thousands)

1/1/2020	1/1/2023	Derivatives - Assets	$25,000	1.90%	$128	$3
2/1/2020	2/1/2024	Derivatives - Assets	25,000	1.90%	867	62
3/1/2020	3/1/2025	Derivatives - Assets	25,000	1.90%	1,485	173
			$75,000		$2,480	$238

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate loans.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The details of the interest rate collars are as follows:

							Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	September 30, 2022	December 31, 2021
Loans	10/1/2022	10/1/2026	Derivatives - Liabilities	$50,000	4.40%	2.44%	$(541)	$	N/A

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.    All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	September 30, 2022	December 31, 2021
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	1.79%	$(5,968)	$(17)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	1.79%	(8,527)	(25)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	1.79%	(6,833)	(34)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	25,000	1.40%	1.79%	(4,263)	(13)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	1.79%	(1,248)	N/A
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	1.79%	(4,159)	N/A
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	1.79%	(2,911)	N/A
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	1.79%	(4,159)	N/A
				$300,000			$(38,068)	$(89)

The Company has entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	September 30, 2022	December 31, 2021

		(dollars in thousands)

QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Liabilities	$10,000	6.52%	5.85%	$513	$(1,035)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Liabilities	8,000	6.52%	5.85%	410	(828)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Liabilities	10,000	4.06%	4.54%	510	(996)
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Liabilities	3,000	5.70%	5.17%	153	(309)
Community National Statutory Trust III	9/15//2018	9/15/2028	Derivatives - Liabilities	3,500	5.04%	4.75%	177	(360)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Liabilities	4,500	5.04%	4.75%	227	(463)
Guaranty Statutory Trust II*	12/15/2005	2/23/2036	Derivatives - Assets	10,310	4.41%	4.09%	506	N/A
				$49,310			$2,496	$(3,991)

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

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	September 30, 2022		December 31, 2021
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$2,331,961	$172,860	$2,024,599	$221,055
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$2,331,961	$172,860	$2,024,599	$221,055

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and nine  months ended September 30, 2022 and September 30, 2021 are as follows:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)
Income and expense line items presented in the consolidated statements of income	$79,267	$18,498	$51,667	$5,438

The effects of cash flow hedging:

Gain (loss) on cash flow hedges:
Interest rate caps on deposits	-	(259)	-	181
Interest rate swaps on variable rate loans	(426)	-	-	-
Interest rate swaps on junior subordinated debentures	-	73	-	285

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)

Income and expense line items presented in the consolidated statements of income	$198,534	$32,632	$148,135	$16,415

The effects of cash flow hedging:

Gain (loss) on cash flow hedges:
Interest rate caps on deposits	-	202	-	495
Interest rate swaps on variable rate loans	715	-	502	-
Interest rate swaps on junior subordinated debentures	-	536	-	830

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	September 30, 2022	December 31, 2021

	(dollars in thousands)

Cash	$2,001	$21,100
U.S treasuries and govt. sponsored agency securities	3,492	3,555
Municipal securities	101,588	139,166
Residential mortgage-backed and related securities	45,650	65,104
	$152,731	$228,925

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

NOTE 6 – SUBORDINATED NOTES

The details of the Company’s subordinated notes are as follows:

	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
	as of September 30, 2022	as of September 30, 2022	as of December 31, 2021	as of December 31, 2021	Maturity Date
	(dollars in thousands)

Subordinated debenture dated 9/14/20	$50,000	5.125%	$50,000	5.125%	9/15/2030
Subordinated debenture dated 2/1/19	65,000	5.375%	65,000	5.375%	2/15/2029
Subordinated debenture dated 7/29/20*	20,000	5.250%	N/A	N/A	9/30/2030
Subordinated debenture dated 8/18/22	55,000	5.950%	N/A	N/A	9/1/2037
Subordinated debenture dated 8/18/22	45,000	5.500%	N/A	N/A	9/1/2032
Debt issuance costs	(2,257)		(1,150)
Total Subordinated Debentures	$232,743		$113,850

*Assumed in acquisition of GFED

On April 1, 2022, the Company acquired, through the GFED acquisition $20.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on September 30, 2030. The subordinated notes, which qualify as Tier 2 capital for the Company, will bear interest at a fixed rate of 5.25% per year, from and including July 29, 2020 to, but excluding September 30, 2025 or earlier redemption. From and including September 30, 2025 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate, which is expected to be the then three-month Term SOFR, plus 519 basis points. Interest on the subordinated notes is payable semi-annually, commencing on September 30, 2020 through September 30, 2025. The subordinated notes may be redeemed at the Company’s option, in whole or in part, on any interest payment date on or after September 30, 2025, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

On August 18, 2022, the Company completed a private offering of $55.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on September 1, 2037. The subordinated notes, which qualify as Tier 2 capital for the Company, will bear interest at a fixed rate of 5.95% per year, from and including September 1, 2022 to, but excluding September 1, 2032 or earlier redemption. From and including September 1, 2032 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate, which is expected to be the then three-month Term SOFR, plus 300 basis points. Interest on the subordinated notes is payable quarterly, commencing on December 1, 2022. The notes are redeemable, in whole or in part, at any time upon the occurrence of certain events. The subordinated notes may be redeemed at the Company’s option, in whole or in part, on any interest payment date on or after September 1, 2032, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

On August 18, 2022, the Company also completed a private offering of $45.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on September 1, 2032. The subordinated notes, which qualify as Tier 2 capital for the Company, will bear interest at a fixed rate of 5.50% per year, from and including September 1, 2022 to, but excluding September 1, 2027 or earlier redemption. From and including September 1, 2027 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate, which is expected to be the then three-month Term SOFR, plus 279 basis points. Interest on the subordinated notes is payable semi-annually, commencing on March 1, 2023 through September 1, 2027 and quarterly thereafter. The notes are redeemable, in whole or in part, at any time upon the occurrence of certain events. The subordinated notes may be redeemed at the Company’s option, in whole or in part, on any interest payment date on or after September 1, 2027, at a redemption price equal to

100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

NOTE 7 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three and nine months ended September 30, 2022 and September 30, 2021:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$7,165	21.0%	$8,293	21.0%	$16,130	21.0%	$18,512	21.0%
Tax exempt income, net	(3,003)	(8.8)	(2,032)	(5.1)	(7,701)	(10.0)	(5,553)	(6.3)
Bank-owned life insurance	(127)	(0.4)	(93)	(0.2)	(273)	(0.4)	(287)	(0.3)
State income taxes, net of federal benefit, current year	1,616	4.7	1,799	4.6	3,889	5.1	4,070	4.6
Provision adjustment from accounting method change	—	—	—	—	(1,181)	(1.5)	—	—
Tax credits	(359)	(1.1)	(57)	(0.1)	(890)	(1.2)	(171)	(0.2)
Income from tax credit equity investments	(337)	(1.0)	(3)	—	(939)	(1.2)	(8)	—
Acquisition costs	78	0.2	—	—	450	0.6	—	—
Excess tax benefit on stock options exercised and restricted stock awards vested	(46)	(0.1)	(107)	(0.3)	(520)	(0.7)	(311)	(0.4)
Other	(163)	(0.5)	129	0.2	(316)	(0.4)	6	—
Federal and state income tax expense	$4,824	14.1%	$7,929	20.1%	$8,649	11.3%	$16,258	18.4%

NOTE 8 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(dollars in thousands, except share data)

Net income	$29,294	$31,565	$68,160	$71,896

Basic EPS	$1.73	$2.02	$4.25	$4.54
Diluted EPS	$1.71	$1.99	$4.20	$4.48

Weighted average common shares outstanding	16,900,968	15,635,123	16,030,371	15,829,124
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	209,723	234,675	213,550	229,296
Weighted average common and common equivalent shares outstanding	17,110,691	15,869,798	16,243,921	16,058,420

NOTE 9 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at September 30, 2022 and December 31, 2021:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
September 30, 2022:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$20,527	$—	$20,527	$—
Residential mortgage-backed and related securities	68,844	—	68,844	—
Municipal securities	185,343	—	185,343	—
Asset-backed securities	19,630	—	19,630	—
Other securities	45,393	—	45,393	—
Derivatives	185,037	—	185,037	—
Total assets measured at fair value	$524,774	$—	$524,774	$—

Derivatives	$209,479	$—	$209,479	$—
Total liabilities measured at fair value	$209,479	$—	$209,479	$—

December 31, 2021:
Securities AFS:
U.S. govt. sponsored agency securities	$23,328	$—	$23,328	$—
Residential mortgage-backed and related securities	94,323	—	94,323	—
Municipal securities	168,266	—	168,266	—
Asset-backed securities	27,124	—	27,124	—
Other securities	24,789	—	24,789	—
Derivatives	222,220	—	222,220	—
Total assets measured at fair value	$560,050	$—	$560,050	$—

Derivatives	$225,135	$—	$225,135	$—
Total liabilities measured at fair value	$225,135	$—	$225,135	$—

The securities AFS portfolio consists of securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Interest rate caps, swaps and collars are used for the purpose of hedging interest rate risk on various financial assets and liabilities, further described in Note 5 to the Consolidated Financial Statements. Interest rate swaps are also executed for select commercial customers.  The fair values are determined by pricing models that consider observable market data for derivative instruments with similar structures (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when a loan/lease is collaterally dependent).

Assets measured at fair value on a non-recurring basis comprised the following at September 30, 2022 and December 31, 2021:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

September 30, 2022:
Loans/leases evaluated individually	$29,665	$—	$—	$29,665
OREO	191	—	—	191
	$29,856	$—	$—	$29,856

December 31, 2021:
Loans/leases evaluated individually	$6,618	$—	$—	$6,618

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	September 30,	December 31,
	2022	2021	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$29,665	$6,618	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
OREO	191	—	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the loans/leases evaluated individually, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three months ended September 30, 2022 and 2021.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of September 30, 2022		As of December 31, 2021
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$86,282	$86,282	$37,490	$37,490
Federal funds sold	Level 2	28,210	28,210	12,370	12,370
Interest-bearing deposits at financial institutions	Level 2	42,833	42,833	75,292	75,292
Investment securities:
HTM	Level 2	539,713	511,447	472,385	522,297
AFS	Level 2	339,737	339,737	337,830	337,830
Loans/leases receivable, net	Level 3	27,468	29,665	6,128	6,618
Loans/leases receivable, net	Level 2	5,890,653	5,838,442	4,595,283	4,478,899
Derivatives	Level 2	185,037	185,037	222,220	222,220

Deposits:
Nonmaturity deposits	Level 2	5,247,595	5,247,595	4,501,424	4,501,424
Time deposits	Level 2	693,440	674,507	421,348	419,453
Short-term borrowings	Level 2	85,180	85,180	3,800	3,800
FHLB advances	Level 2	335,000	334,732	15,000	15,000
Subordinated notes	Level 2	232,743	251,677	113,850	116,203
Junior subordinated debentures	Level 2	48,568	42,094	38,155	31,072
Derivatives	Level 2	209,479	209,479	225,135	225,135

NOTE 10 – BUSINESS SEGMENT INFORMATION

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

Selected financial information on the Company's business segments is presented as follows as of and for the three and nine months ended September 30, 2022 and 2021:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB*	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended September 30, 2022
Total revenue	$26,583	$34,157	$14,127	$25,523	$36,283	$(36,311)	$100,362
Net interest income	18,117	17,160	10,183	18,196	(3,242)	355	60,769
Provision for credit losses	554	(35)	(269)	(250)	—	—	—
Net income (loss) from continuing operations	7,758	14,475	4,106	9,196	29,542	(35,783)	29,294
Goodwill	3,223	14,980	9,888	109,516	—	—	137,607
Intangibles	—	1,344	2,184	14,018	—	—	17,546
Total assets	2,218,166	2,108,614	1,270,426	2,107,407	1,045,774	(1,020,338)	7,730,049

Three Months Ended September 30, 2021
Total revenue	$22,630	$41,415	$11,445	$10,886	$36,749	$(36,806)	$86,319
Net interest income	16,862	14,784	9,303	7,058	(2,121)	343	46,229
Provision for loan/lease losses	247	(733)	596	(110)	—	—	—
Net income (loss) from continuing operations	8,704	19,730	3,243	4,590	31,740	(36,442)	31,565
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	1,824	2,816	5,217	—	—	9,857
Total assets	2,106,631	2,019,018	1,140,933	880,143	828,808	(961,025)	6,014,508

Nine Months Ended September 30, 2022
Total revenue	$72,785	$91,083	$37,534	$57,036	$91,989	$(92,383)	$258,044
Net interest income	53,971	46,576	29,365	42,789	(7,845)	1,046	165,902
Provision for loan/lease losses	(88)	(971)	(554)	9,897	—	—	8,284
Net income (loss) from continuing operations	26,153	38,860	11,606	13,327	68,982	(90,768)	68,160
Goodwill	3,223	14,980	9,888	109,516	—	—	137,607
Intangibles	—	1,344	2,184	14,018	—	—	17,546
Total assets	2,218,166	2,108,614	1,270,426	2,107,407	1,045,774	(1,020,338)	7,730,049

Nine Months Ended September 30, 2021
Total revenue	$65,590	$98,270	$32,677	$28,813	$86,699	$(86,477)	$225,572
Net interest income	48,800	42,395	26,343	19,606	(6,342)	918	131,720
Provision for loan/lease losses	2,495	759	2,718	741	—	—	6,713
Net income (loss) from continuing operations	24,547	42,271	8,414	10,544	72,008	(85,888)	71,896
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	1,824	2,816	5,217	—	—	9,857
Total assets	2,106,631	2,019,018	1,140,933	880,143	828,808	(961,025)	6,014,508

* On April 1, 2022, the Company acquired GFED and merged its subsidiary bank, Guaranty Bank, into Springfield First Community Bank with the combined bank operating under the Guaranty Bank name.

NOTE 11 – REGULATORY CAPITAL REQUIREMENTS

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of September 30, 2022 and December 31, 2021, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of September 30, 2022 and

December 31, 2021 are presented in the following tables (dollars in thousands).  As of September 30, 2022 and December 31, 2021, each of the subsidiary banks met such capital requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of September 30, 2022:
Company:
Total risk-based capital	$1,031,057	14.38%	$573,558	>	8.00%	$752,795	>	10.50%	$716,948	>	10.00%
Tier 1 risk-based capital	708,601	9.88	430,169	>	6.00	609,406	>	8.50	573,558	>	8.00
Tier 1 leverage	708,601	9.56	296,423	>	4.00	296,423	>	4.00	370,528	>	5.00
Common equity Tier 1	660,033	9.21	322,627	>	4.50	501,864	>	7.00	466,016	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$267,060	12.98%	$164,649	>	8.00%	$216,101	>	10.50%	$205,811	>	10.00%
Tier 1 risk-based capital	241,281	11.72	123,486	>	6.00	174,939	>	8.50	164,649	>	8.00
Tier 1 leverage	241,281	10.96	88,058	>	4.00	88,058	>	4.00	110,072	>	5.00
Common equity Tier 1	241,281	11.72	92,615	>	4.50	144,068	>	7.00	133,777	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$292,124	14.80%	$157,855	>	8.00%	$207,185	>	10.50%	$197,319	>	10.00%
Tier 1 risk-based capital	267,441	13.55	118,391	>	6.00	167,721	>	8.50	157,855	>	8.00
Tier 1 leverage	267,441	13.20	81,049	>	4.00	81,049	>	4.00	101,312	>	5.00
Common equity Tier 1	267,441	13.55	88,794	>	4.50	138,123	>	7.00	128,257	>	6.50
Community State Bank:
Total risk-based capital	$137,056	11.69%	$93,787	>	8.00%	$123,096	>	10.50%	$117,234	>	10.00%
Tier 1 risk-based capital	122,387	10.44	70,341	>	6.00	99,649	>	8.50	93,787	>	8.00
Tier 1 leverage	122,387	9.90	49,457	>	4.00	49,457	>	4.00	61,821	>	5.00
Common equity Tier 1	122,387	10.44	52,755	>	4.50	82,064	>	7.00	76,202	>	6.50
Guaranty Bank:
Total risk-based capital	$231,638	11.84%	$156,513	>	8.00%	$205,423	>	10.50%	$195,641	>	10.00%
Tier 1 risk-based capital	207,174	10.59	117,385	>	6.00	166,295	>	8.50	156,513	>	8.00
Tier 1 leverage	207,174	10.56	78,491	>	4.00	78,491	>	4.00	98,113	>	5.00
Common equity Tier 1	207,174	10.59	88,039	>	4.50	136,949	>	7.00	127,167	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2021:
Company:
Total risk-based capital	$814,629	14.77%	$441,100	>	8.00%	$578,944	>	10.50%	$551,375	>	10.00%
Tier 1 risk-based capital	631,649	11.46	330,825	>	6.00	468,669	>	8.50	441,100	>	8.00
Tier 1 leverage	631,649	10.46	241,579	>	4.00	241,579	>	4.00	301,974	>	5.00
Common equity Tier 1	593,494	10.76	248,119	>	4.50	385,962	>	7.00	358,394	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$247,658	13.29%	$149,126	>	8.00%	$195,727	>	10.50%	$186,407	>	10.00%
Tier 1 risk-based capital	224,253	12.03	111,844	>	6.00	158,446	>	8.50	149,126	>	8.00
Tier 1 leverage	224,253	10.45	85,873	>	4.00	85,873	>	4.00	107,341	>	5.00
Common equity Tier 1	224,253	12.03	83,883	>	4.50	130,485	>	7.00	121,164	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$277,673	14.85%	$149,595	>	8.00%	$196,343	>	10.50%	$186,993	>	10.00%
Tier 1 risk-based capital	254,279	13.60	112,196	>	6.00	158,944	>	8.50	149,595	>	8.00
Tier 1 leverage	254,279	12.59	80,777	>	4.00	80,777	>	4.00	100,971	>	5.00
Common equity Tier 1	254,279	13.60	84,147	>	4.50	130,895	>	7.00	121,546	>	6.50
Community State Bank:
Total risk-based capital	$123,365	11.95%	$82,601	>	8.00%	$108,413	>	10.50%	$103,251	>	10.00%
Tier 1 risk-based capital	110,410	10.69	61,951	>	6.00	87,763	>	8.50	82,601	>	8.00
Tier 1 leverage	110,410	9.67	45,676	>	4.00	45,676	>	4.00	57,095	>	5.00
Common equity Tier 1	110,410	10.69	46,463	>	4.50	72,276	>	7.00	67,113	>	6.50
Guaranty Bank:
Total risk-based capital	$101,067	13.39%	$60,369	>	8.00%	$79,235	>	10.50%	$75,462	>	10.00%
Tier 1 risk-based capital	91,625	12.14	45,277	>	6.00	64,142	>	8.50	60,369	>	8.00
Tier 1 leverage	91,625	11.08	33,088	>	4.00	33,088	>	4.00	41,360	>	5.00
Common equity Tier 1	91,625	12.14	33,958	>	4.50	52,823	>	7.00	49,050	>	6.50

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ending September 30, 2022. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. Page locations and specific sections and notes that are referred to in this discussion are listed in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past twenty-nine years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of September 30, 2022, the Company had $7.7 billion in consolidated assets, including $5.9 billion in net loans/leases, and $5.9 billion in  deposits.  The financial results of acquired/merged entities for the periods since their acquisition/merger are included in this report.  Further information related to acquired/merged entities has been presented in the annual reports previously filed with the SEC corresponding to the year of each acquisition/merger.  On April 1, 2022, the Company completed its acquisition of GFED and on April 2, 2022 merged Guaranty Bank, the banking subsidiary of GFED, into the Company’s Springfield-based charter, Springfield First Community Bank.  The combined bank changed its name to Guaranty Bank.

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

EXECUTIVE OVERVIEW

The Company reported net income of $29.3 million and diluted EPS of $1.71 for the quarter ended September 30, 2022. By comparison, for the quarter ended June 30, 2022 the Company reported net income of $15.2 million and diluted EPS of $0.87.  For the quarter ended September 30, 2021, the Company reported net income of $31.6 million, and diluted EPS of $1.99.  For the nine months ended September 30, 2022, the Company reported net income of $68.2 million, and diluted EPS of $4.20.  By comparison, for the nine months ended September 30, 2021, the Company reported net income of $71.9 million and diluted EPS of $4.48.

The third quarter of 2022 was also highlighted by the following results and events:

●	Reported net income of $29.3 million, or $1.71 per diluted share;
●	Adjusted net income (non-GAAP) of $28.9 million, or $1.69 per diluted share;
●	NIM of 3.46% and Adjusted NIM (TEY)(non-GAAP) of 3.65%;
●	Annualized loan and lease growth of 14.5% for the quarter;
●	Annualized deposit growth of 8.3% for the quarter;
●	Nonperforming assets improved for the quarter and represented 0.23% of total assets;
●	ACL to total loans/leases of 1.51%; and
●	Increased total risk-based capital to 14.55% through the issuance of subordinated notes and strong earnings.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a table that represents various net income measurements for the Company.

	For the three months ended			For the nine months ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(dollars in thousands)

Net income	$29,294	$15,242	$31,565	$68,160	$71,896

Diluted earnings per common share	$1.71	$0.87	$1.99	$4.20	$4.48

Weighted average common and common equivalent shares outstanding	17,110,691	17,549,107	15,869,798	16,243,921	16,058,420

The Company reported adjusted net income (non-GAAP) of $28.9 million, with adjusted diluted EPS of $1.69 for the three months ended September 30, 2022.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.  Adjusted net income for the three months ended September 30, 2022 excludes a number of non-recurring items, after-tax, as set forth in the GAAP to Non-GAAP Reconciliation section, most significantly $321 thousand of acquisition cost. In addition, adjusted net income excludes fair value gain on derivatives of $714 thousand.  The Company reported adjusted net income (non-GAAP) of $83.7 million, with adjusted diluted EPS of $5.15 for the nine months ended September 30, 2022.  Adjusted net income for the nine months ended September 30, 2022 excludes a number of non-recurring items, after-tax, most significantly $3.7 million of acquisition costs, $3.8 million of post-acquisition compensation, transition and integration costs and $9.8 million of CECL Day 2 provision.

The increase in weighted average common shares outstanding when comparing the nine months ended September 30, 2022 to September 30, 2021 was primarily due to the common stock issuance in connection with the acquisition of GFED and discussed in Note 2 to the Consolidated Financial Statements.

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended			For the nine months ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(dollars in thousands)

Net interest income	$60,769	$59,400	$46,229	$165,902	$131,720
Provision for credit losses	—	11,200	—	8,284	6,713
Noninterest income	21,095	22,782	34,652	59,510	77,437
Noninterest expense	47,746	54,248	41,387	140,319	114,290
Federal and state income tax expense	4,824	1,492	7,929	8,649	16,258
Net income	$29,294	$15,242	$31,565	$68,160	$71,896

Following are some noteworthy changes in the Company's financial results:

●	Net interest income in the third quarter of 2022 increased 2% compared to the second quarter of 2022. Net interest income increased 31% when comparing to the third quarter of 2021 and 26% when comparing the first nine months of 2022 to the same period of the prior year. The increase was due to an increase in average earning assets, primarily attributable to the GFED transaction, but also due to increased NIM expansion.
●	Provision expense in the third quarter of 2022 decreased $11.2 million compared to the second quarter of 2022. The decrease was due to a CECL Day 2 provision for credit losses on acquired loans with the GFED transaction recorded in the second quarter. Provision expense increased $1.6 million when comparing the first nine months of 2022 to the same period in the prior year. The increase was primarily due to the GFED acquisition.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	Noninterest income in the third quarter of 2022 decreased $1.7 million, or 7%, compared to the second quarter of 2022. Noninterest income decreased $13.6 million, or 39%, compared to the third quarter of 2021. Noninterest income decreased $17.9 million, or 23%, when comparing the first nine months of 2022 to the same period of the prior year. The decrease was primarily due to lower capital markets revenue from swap fee income due to client project delays caused by ongoing supply chain disruptions and inflationary pressures.
●	Noninterest expense decreased $6.5 million, or 12%, in the third quarter of 2022 compared to the second quarter of 2022. This decrease was primarily due to acquisition costs and post-acquisition compensation, transition and integration costs of $6.8 million in the second quarter related to the acquisition of GFED. Noninterest expense increased $6.4 million, or 15%, compared to the third quarter of 2021 and increased $26.0 million, or 23%, when comparing the first nine months of 2022 to the same period in the prior year. The increase was primarily due to acquisition costs and post-acquisition compensation, transition and integration costs of $9.0 million associated with the acquisition of GFED as well as six months of operating expenses in 2022 for the combined Guaranty Bank entity as compared to 2021. See Note 2 of the Consolidated Financial Statements for further discussion.

STRATEGIC FINANCIAL METRICS

The Company has established certain strategic financial metrics by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company's ability to achieve these metrics may be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company's long-term strategic financial metrics are as follows:

●	Generate loan and lease growth of 9% per year, funded by core deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	September 30, 2022	June 30, 2022	September 30, 2021
Loan and lease growth organically **	Loans and leases growth	> 9% annually	15.7%	14.0%	18.0%
Fee income growth***	Fee income growth	> 6% annually	(23.9)%	(26.1)%	(7.5)%
Improve operational efficiencies and hold noninterest expense growth***	Noninterest expense growth	< 5% annually	15.1%	10.4%	3.3%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the third quarter of 2022 to support its corporate strategy:

●	The Company grew loans and leases in the third quarter of 2022 by 14.5% on an annualized basis driven by both our specialty finance group and our traditional commercial lending and leasing businesses.
●	Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. The Company acted as the correspondent bank for 187 downstream banks with average total noninterest bearing deposits of $302.9 million and average total interest-bearing deposits of $313.8 million during the first nine months of 2022. By comparison, the Company acted as the correspondent bank for 186 downstream banks with average total noninterest bearing deposits of $350.0 million and average total interest-bearing deposits of $317.5 million during the first nine months of 2021. This line of business provides a strong source of noninterest bearing and interest bearing deposits, fee income, high-quality loan participations and bank stock loans. The Company also manages off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks of $426.7 million as of September 30, 2022 as compared to $793.2 million for the quarter ended June 30, 2022.
●	The Company is focused on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for the borrowers and the Company. Levels of capital markets revenue from swap fee income are influenced by prevailing interest rates. Capital markets revenue from swap fee income totaled $10.5 million for the quarter and $30.0 million for the first nine months of 2022. Capital markets revenue from swap fees averaged $15.2 million per quarter for the year 2021 and $10.7 million for the last four quarters.
●	In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management decreased by $1.1 billion in the first nine months of 2022 due to market value fluctuations. There were 268 new relationships added in the first nine months of 2022 totaling $341.4 million of new assets under management. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts. The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.
●	Noninterest expense for the first nine months of 2022 totaled $140.3 million as compared to $114.3 million in the first nine months of 2021. The increase was primarily due to $9.0 million of acquisition costs and post-acquisition compensation, transition and integration costs in 2022 related to the acquisition of GFED as discussed in the Company’s financial statements and the accompanying notes. In addition, the increase is due to six months of operating expenses in 2022 for the combined Guaranty Bank entity as compared to 2021.

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

Loan growth annualized, excluding acquired and PPP loans, is a ratio that management utilizes to compare the Company to its peers. The Company’s management believes this financial measure is important to investors as total loans and leases for the quarter ended September 30, 2022 were materially higher due to the addition of acquired loans and for the quarter ended September 30, 2021 were materially higher due to the addition of PPP loans.  By excluding the acquired loans and PPP loans, the investor is provided a better comparison to prior periods for analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

	As of
GAAP TO NON-GAAP	September 30,	June 30,	September 30,
RECONCILIATIONS	2022	2022	2021

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$737,072	$743,138	$649,814
Less: Intangible assets	155,153	155,940	83,923
TCE (non-GAAP)	$581,919	$587,198	$565,891

Total assets (GAAP)	$7,730,049	$7,392,941	$6,014,508
Less: Intangible assets	155,153	155,940	83,923
TA (non-GAAP)	$7,574,896	$7,237,001	$5,930,585

TCE/TA ratio (non-GAAP)	7.68%	8.11%	9.54%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2022	2021

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$29,294	$15,242	$31,565	$68,160	$71,896
Less non-core items (post-tax) (*):
Income:
Securities losses, net	$—	$—	$—	$—	$(69)
Fair value gain (loss) on derivatives	714	342	(13)	1,771	58
Gain on sale of loan	—	—	28	—	28
Total non-core income (non-GAAP)	$714	$342	$15	$1,771	$17
Expense:
Disposition costs	$—	$—	$—	$—	$7
Acquisition costs	321	1,932	—	3,715	—
Post-acquisition compensation, transition and integration costs	48	3,789	—	3,837	—
CECL Day 2 credit loss expense on acquired loans	—	8,651	—	8,651	—
CECL Day 2 credit loss expense on acquired OBS exposure	—	1,140	—	1,140	—
Separation agreement	—	—	—	—	734
Total non-core expense (non-GAAP)	$369	$15,512	$—	$17,343	$741

Adjusted net income (non-GAAP)	$28,949	$30,412	$31,550	$83,732	$72,620

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$28,949	$30,412	$31,550	$83,732	$72,620

Weighted average common shares outstanding	16,900,968	17,345,324	15,635,123	16,030,371	15,829,124
Weighted average common and common equivalent shares outstanding	17,110,691	17,549,107	15,869,798	16,243,921	16,058,420

Adjusted EPS (non-GAAP):
Basic	$1.71	$1.75	$2.02	$5.22	$4.59
Diluted	$1.69	$1.73	$1.99	$5.15	$4.52

ADJUSTED ROAA
Adjusted net income (non-GAAP) (from above)	$28,949	$30,412	$31,550	$83,732	$72,620

Average Assets	$7,652,463	$7,324,470	$5,960,336	$7,005,988	$5,789,753

Adjusted ROAA (non-GAAP)	1.51%	1.66%	2.12%	1.59%	1.67%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$60,769	$59,400	$46,229	$165,902	$131,720
Plus: Tax equivalent adjustment	4,459	3,396	2,708	10,785	7,411
Net interest income - tax equivalent (non-GAAP)	$65,228	$62,796	$48,937	$176,687	$139,131
Less: Acquisition accounting net accretion	1,080	1,695	456	2,893	1,251
Adjusted net interest income	64,148	61,101	48,481	173,794	137,880
Less: PPP income	—	125	1,910	125	5,831
Adjusted net interest income, excluding PPP income	$64,148	$60,976	$46,571	$173,669	$132,049

Average earning assets	$6,975,857	$6,742,095	$5,451,571	$6,452,867	$5,330,338

NIM (GAAP)	3.46%	3.53%	3.36%	3.44%	3.30%
NIM (TEY) (non-GAAP)	3.71%	3.74%	3.56%	3.66%	3.49%
Adjusted NIM (TEY) (non-GAAP)	3.65%	3.64%	3.53%	3.60%	3.46%
Adjusted NIM, excluding PPP income (TEY) (non-GAAP)	3.65%	3.63%	3.39%	3.60%	3.31%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$47,746	$54,248	$41,387	$140,319	$114,290

Net interest income (GAAP)	$60,769	$59,400	$46,229	$165,902	$131,720
Noninterest income (GAAP)	21,095	22,782	34,652	59,510	77,437
Total income	$81,864	$82,182	$80,881	$225,412	$209,157

Efficiency ratio (noninterest expense/total income) (non-GAAP)	58.32%	66.01%	51.17%	62.25%	54.64%

LOAN GROWTH, EXCLUDING ACQUIRED AND PPP LOANS
Total loans and leases	$6,008,610	$5,797,903	$4,599,730	$6,008,610	$4,599,730
Less: Acquired loans	—	807,599	—	—	—
Less: PPP loans	79	79	83,575	79	83,575
Total loans and leases, excluding acquired and PPP loans	$6,008,531	$4,821,528	$4,516,155	$6,008,531	$4,516,155

Loan growth, excluding acquired and PPP loans	14.54%	14.00%	23.04%	15.73%	16.08%

*     Nonrecurring items (after-tax) are calculated using an estimated effective tax rate of 21% with the exception of acquisition costs which have an estimated effective tax rate of 10.25%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a tax equivalent basis, increased 33% to $65.2 million for the quarter ended September 30, 2022 compared to the same quarter of the prior year, and increased 27% to $176.7 million for the nine months ended September 30, 2022. Net interest income, on a GAAP basis, increased 31% for the quarter ended September 30, 2022 compared to the same quarter of the prior year, and increased 26% for the nine months ended September 30, 2022 compared to the same period of the prior year. Net interest income improved due to the GFED acquisition, but also due to increased average loan growth and NIM expansion with the rapidly rising interest rate environment.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	Tax Equivalent Basis			GAAP
	For the Quarter Ended			For the Quarter Ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2022	2022	2021	2022	2022	2021
Average Yield on Interest-Earning Assets	4.76%	4.26%	3.96%	4.55%	4.05%	3.79%
Average Cost of Interest-Bearing Liabilities	1.43%	0.74%	0.58%	1.45%	0.74%	0.59%
Net Interest Spread	3.33%	3.52%	3.38%	3.10%	3.31%	3.21%
NIM (TEY) (Non-GAAP)	3.71%	3.74%	3.56%	3.46%	3.53%	3.36%
NIM Excluding Acquisition Accounting Net Accretion	3.65%	3.64%	3.53%	3.47%	3.50%	3.38%

	Tax Equivalent Basis			GAAP
	For the Nine Months Ended		For the Nine Months Endded
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Average Yield on Interest-Earning Assets	4.33%	3.90%	4.10%	2.78%
Average Cost of Interest-Bearing Liabilities	0.95%	0.60%	0.95%	0.31%
Net Interest Spread	3.38%	3.30%	3.16%	2.47%
NIM (TEY) (Non-GAAP)	3.66%	3.49%	3.44%	3.30%
NIM Excluding Acquisition Accounting Net Accretion	3.60%	3.46%	3.37%	2.45%

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

	For the Quarter Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2022	2021
	(dollars in thousands)			(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	1,080	$1,695	$456	$2,893	$1,251

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended September 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$16,224	$100	2.45%	$3,030	$1	0.10%
Interest-bearing deposits at financial institutions	54,799	380	2.76%	99,024	39	0.16%
Investment securities (1)	946,096	9,602	4.05%	799,471	7,646	3.82%
Restricted investment securities	42,638	673	6.18%	20,910	262	4.97%
Gross loans/leases receivable (1) (2) (3)	5,916,100	72,969	4.89%	4,529,136	46,427	4.07%
Total interest earning assets	6,975,857	83,724	4.76%	5,451,571	54,375	3.96%

Noninterest-earning assets:
Cash and due from banks	88,477			55,359
Premises and equipment	115,816			75,712
Less allowance	(92,164)			(78,884)
Other	474,477			456,578
Total assets	$7,562,463			$5,960,336

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$3,862,556	10,889	1.12%	$3,041,941	2,183	0.28%
Time deposits	593,490	1,681	1.12%	461,210	1,090	0.94%
Short-term borrowings	11,376	84	2.94%	6,858	1	0.10%
FHLB advances	418,239	2,584	2.42%	54,293	41	0.30%
Other borrowings	4,239	53	4.93%	—	—	—%
Subordinated notes	181,177	2,518	5.56%	113,789	1,554	5.46%
Junior subordinated debentures	48,551	689	5.56%	38,084	569	5.84%
Total interest-bearing liabilities	5,119,628	18,498	1.43%	3,716,175	5,438	0.58%

Noninterest-bearing demand deposits	1,435,152			1,276,725
Other noninterest-bearing liabilities	246,255			313,250
Total liabilities	6,801,035			5,306,150

Stockholders' equity	761,428			654,186
Total liabilities and stockholders' equity	$7,562,463			$5,960,336
Net interest income		$65,226			$48,937
Net interest spread			3.33%			3.38%
Net interest margin			3.46%			3.36%
Net interest margin (TEY)(Non-GAAP)			3.71%			3.56%
Adjusted net interest margin (TEY)(Non-GAAP)			3.65%			3.53%
Adjusted net interest margin, excluding PPP income(TEY)(Non-GAAP)			3.65%			3.39%
Ratio of average interest-earning assets to average interest-bearing liabilities	136.26%			146.70%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended September 30, 2022

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2022 vs. 2021
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$99	$84	$15
Interest-bearing deposits at financial institutions	342	471	(129)
Investment securities (2)	1,956	483	1,473
Restricted investment securities	412	78	334
Gross loans/leases receivable (2) (3)	26,542	10,533	16,009
Total change in interest income	29,351	11,649	17,702

INTEREST EXPENSE
Interest-bearing deposits	8,706	7,988	718
Time deposits	591	237	354
Short-term borrowings	83	81	2
Federal Home Loan Bank advances	2,543	1,305	1,238
Other borrowings	53	—	53
Subordinated notes	964	29	935
Junior subordinated debentures	120	(164)	284
Total change in interest expense	13,060	9,476	3,584

Total change in net interest income	$16,291	$2,173	$14,118

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Nine Months Ended September 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$8,937	$114	1.70%	$1,503	$1	0.13%
Interest-bearing deposits at financial institutions	63,740	584	1.23%	101,225	110	0.15%
Investment securities (1)	890,082	26,286	3.93%	802,715	21,989	3.65%
Restricted investment securities	34,071	1,439	5.57%	19,540	718	4.85%
Gross loans/leases receivable (1) (2) (3)	5,456,037	180,896	4.43%	4,405,355	132,728	4.03%
Total interest earning assets	6,452,867	209,319	4.33%	5,330,338	155,546	3.90%

Noninterest-earning assets:
Cash and due from banks	80,157			61,579
Premises and equipment, net	103,409			74,413
Less allowance for estimated losses on loans/leases	(84,360)			(81,941)
Other	453,915			405,364
Total assets	$7,005,988			$5,789,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,629,735	17,704	0.65%	$3,000,766	6,219	0.28%
Time deposits	508,067	3,527	0.93%	449,996	3,716	1.10%
Short-term borrowings	4,945	87	2.37%	7,560	4	0.08%
Federal Home Loan Bank advances	264,718	3,447	1.72%	29,875	66	0.29%
Other borrowings	1,429	53	4.90%	—	—	—%
Subordinated notes	143,104	5,888	5.49%	115,927	4,718	5.43%
Junior subordinated debentures	44,457	1,926	5.71%	38,045	1,692	5.86%
Total interest-bearing liabilities	4,596,455	32,632	0.95%	3,642,169	16,415	0.60%

Noninterest-bearing demand deposits	1,419,815			1,255,957
Other noninterest-bearing liabilities	244,849			264,044
Total liabilities	6,261,119			5,162,170

Stockholders' equity	744,869			627,583
Total liabilities and stockholders' equity	$7,005,988			$5,789,753
Net interest income		$176,687			$139,131
Net interest spread			3.38%			3.30%
Net interest margin			3.44%			3.30%
Net interest margin (TEY)(Non-GAAP)			3.66%			3.49%
Adjusted net interest margin (TEY)(Non-GAAP)			3.60%			3.46%
Adjusted net interest margin, excluding PPP income(TEY)(Non-GAAP)			3.60%			3.31%
Ratio of average interest earning assets to average interest-bearing liabilities	140.39%			146.35%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the nine months ended September 30, 2022

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2022 vs. 2021
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$113	$80	$33
Interest-bearing deposits at other financial institutions	474	557	(83)
Investment securities (2)	4,297	1,777	2,520
Restricted investment securities	721	120	601
Gross loans/leases receivable (2) (3)	48,168	14,155	34,013
Total change in interest income	53,773	16,689	37,084

INTEREST EXPENSE
Interest-bearing demand deposits	11,485	9,913	1,572
Time deposits	(189)	(799)	610
Short-term borrowings	83	86	(3)
Federal Home Loan Bank advances	3,381	1,303	2,078
Other borrowings	53	—	53
Subordinated notes	1,170	53	1,117
Junior subordinated debentures	234	(68)	302
Total change in interest expense	16,217	10,488	5,729

Total change in net interest income	$37,556	$6,201	$31,355

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income (tax equivalent) increased 54%, comparing the third quarter of 2022 to the same period of 2021, and increased 35% when comparing the first nine months of 2022 to the same period of 2021. This was primarily due the GFED acquisition, but also due to an increase in the yield of average securities and average loans/leases as well as an increased volume of average loans/leases.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INTEREST EXPENSE

Interest expense (tax equivalent) for the third quarter of 2022 increased 240% from the third quarter of 2021, and increased 99% comparing the first nine months of 2022 to the same period of 2021.  The increase is primarily due to the GFED acquisition, however the Company has also grown organically at a significant pace over the past several years and core deposit growth has contributed to the majority of the growth.  The cost of funds on the Company’s average interest-bearing liabilities increased in conjunction with the rising rate environment. The Company’s cost of funds was 1.43% for the quarter ended September 30, 2022, which was up from 0.58% for the quarter ended September 30, 2021.   The Company’s cost of funds was 0.95% for the nine months ended September 30, 2022, which was up from 0.60% for the nine months ended September 30, 2021.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)

Provision for credit losses - loans and leases	$331	$1,895	$8,623	$7,747
Provision for credit losses - off-balance sheet exposures	(331)	(1,895)	(339)	(1,025)
Provision for credit losses - held to maturity securities	—	—	—	(9)
Total provision for credit losses	$—	$—	$8,284	$6,713

The Company’s had no provision for credit losses for the third quarter of 2022 or for the third quarter of 2021.

The Company had total provision for credit losses of $8.3 million for the first nine months of 2022, which was up from $6.7 million in the first nine months of 2021. The increase in provision on loans and leases was driven by the CECL Day 2 credit loss expense of $11.0 million as a result of the GFED acquisition, offset by negative provision on the other charters. The provision related to OBS was a negative $339 thousand which included a $1.4 million provision related to the acquisition of GFED, compared to a negative $1.0 million for the nine months ended September 30, 2021.  The decrease was due to the decrease in the balance of those OBS exposures.

The ACL for loans and leases is established based on a number of factors, including the Company's historical loss experience, delinquencies and charge-off trends, economic and other forecasts, the local, state and national economies and risk associated with the loans/leases and securities in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company had an ACL on loans/leases of 1.51% of total gross loans/leases at September 30, 2022, compared to 1.59% at June 30, 2022 and 1.75% at September 30, 2021.  Management evaluates the allowance needed on the acquired loans factoring in the remaining discount, which was $11.8 million and $1.7 million at September 30, 2022 and September 30, 2021, respectively.

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended
	September 30,	September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)

Trust department fees	$2,537	$2,714	$(177)	(6.5)%
Investment advisory and management fees	921	1,054	(133)	(12.6)
Deposit service fees	2,214	1,588	626	39.4
Gains on sales of residential real estate loans, net	641	954	(313)	(32.8)
Gains on sales of government guaranteed portions of loans, net	50	—	50	100.0
Swap fee income/capital markets revenue	10,545	24,885	(14,340)	(57.6)
Earnings on bank-owned life insurance	605	446	159	35.7
Debit card fees	1,453	1,085	368	33.9
Correspondent banking fees	189	265	(76)	(28.7)
Loan related fee income	652	550	102	18.5
Fair value gain (loss) on derivatives	904	(17)	921	5,417.6
Other	384	1,128	(744)	(66.0)
Total noninterest income	$21,095	$34,652	$(13,557)	(39.1)%

	Nine Months Ended
	September 30,	September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)

Trust department fees	$7,997	$8,363	$(366)	(4.4)%
Investment advisory and management fees	2,940	3,033	(93)	(3.1)
Deposit service fees	5,992	4,488	1,504	33.5
Gains on sales of residential real estate loans, net	1,943	3,475	(1,532)	(44.1)
Gains on sales of government guaranteed portions of loans, net	69	—	69	100.0
Swap fee income/capital markets revenue	29,971	48,010	(18,039)	(37.6)
Securities gains (losses), net	—	(88)	88	(100.0)
Earnings on bank-owned life insurance	1,301	1,368	(67)	(4.9)
Debit card fees	3,959	3,144	815	25.9
Correspondent banking fees	710	848	(138)	(16.3)
Loan related fee income	1,814	1,732	82	4.7
Fair value gain (loss) on derivatives	2,242	73	2,169	2,971.2
Other	572	2,991	(2,419)	(80.9)
Total noninterest income	$59,510	$77,437	$(17,927)	(23.2)%

In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management decreased by $208.8 million in the third quarter of 2022 and decreased by $716.4 million since September 30, 2021, due to market volatility.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the market value of the investments within the fully-managed trusts. Trust department fees decreased 7%, comparing the third quarter of 2022 to the same period of the prior year, and they decreased 4% when comparing the first nine months of 2022 to the first nine months of 2021.  The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.

Investment advisory and management fees decreased 13%, comparing the third quarter of 2022 to the same period of the prior year, and they decreased 3% when comparing the first nine months of 2022 to the first nine months of 2021. Similar

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

to trust department fees, investment advisory and management fees are largely determined based on the market value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Deposit service fees increased 39% comparing the third quarter of 2022 to the same period of the prior year, and increased 34% when comparing the first nine months of 2022 to the same period of the prior year. This increase was primarily due the GFED acquisition. The Company continues to emphasize shifting the mix of deposits from retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in-service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans, net, decreased 33% when comparing the third quarter of 2022 to the same period of the prior year, and decreased 44% when comparing the first nine months of 2022 to the same period of the prior year. The decrease was primarily due to decreased residential real estate purchase and the refinancing of residential real estate loans with higher interest rates in 2022.

The Company has grown its interest rate swap program significantly over the past several years.  The Company’s interest rate swap program consists of back-to-back interest rate swaps with two types of commercial borrowers: (1) traditional commercial loans of a certain minimum size and sophistication, and (2) LIHTC permanent loans.  Most of the growth has been in the latter category as the Company has grown relationships with strong LIHTC developers with many years of experience.  The LIHTC industry is strong and growing with an increased need for affordable housing.  The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent upon the pricing. Swap fee income/capital markets revenue totaled $10.5 million for the third quarter of 2022, compared to $24.9 million for the third quarter of 2021. Swap fee income/capital markets revenue totaled $30.0 million for the first nine months of 2022, compared to $48.0 million for the first nine months of 2021. Swap fee income relative to the increase in notional amount of the non-hedging interest rate swap contracts was 8.9% for the three months ended September 30, 2022, and 10.7% for the same period of the prior year.  Swap fee income relative to the increase in notional amount of the non-hedging interest rate swap contracts was 9.8% for the first nine months of 2022 as compared to 10.8% for the first nine months of 2021.  The decrease in the ratio was primarily due to the steepening of the yield curve. In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans.  The mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans.  Future levels of swap fee income are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

There were no securities gains or losses for the three and nine months ended September 30, 2022.  There were no securities gains or losses for the three months ended September 30, 2021.  Securities losses totaled $88 thousand for the nine months ended September 30, 2021.

Earnings on BOLI increased 36% comparing the third quarter of 2022 to the third quarter of 2021, and decreased 5% comparing the first nine months of 2022 to the first nine months of 2021. BOLI purchases totaled $10 million for the three and nine months ended September 30, 2022. There were no purchases of BOLI in 2021. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 34% comparing the third quarter of 2022 to the same period of the prior year, and increased 26% comparing the first nine months of 2022 to the same period of the prior year. The increase was primarily due to the GFED acquisition.  The fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Correspondent banking fees decreased 29% comparing the third quarter of 2022 to the same period of the prior year, and decreased 16% comparing the first nine months of 2022 to the first nine months of 2021. These fees are generally included in the earnings credit rates which incent the correspondent bank to maintain higher levels of noninterest bearing deposits to offset the correspondent banking fees.  Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 187 banks in Iowa, Illinois, Missouri and Wisconsin.

Loan related fee income increased 19% comparing the third quarter of 2022 to the same period of the prior year, and increased 5% comparing the first nine months of 2022 to the first nine months of 2021.  The increase was primarily due to the increase in loan volume with the GFED acquisition.

Fair value gain (loss) on derivatives was $904 thousand in gains in the third quarter of 2022, as compared to $17 thousand in losses in the same period of the prior year.  Fair value gain on derivatives was $2.2 million for the nine months ended September 30, 2022 as compared to $73 thousand in the first nine months of 2021 due to the rapidly rising interest rate environment.  The Company uses interest rate swap, cap and collar instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.  See Note 5 to the Consolidated Financial Statements for additional information.

Other noninterest income decreased 66% comparing the third quarter of 2022 to the third quarter of the prior year, and decreased 81% comparing the first nine months of 2022 to the first nine months of 2021.  The decrease was primarily due to lower equity investment income and lower gains on disposal of leased assets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended
	September 30,	September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$29,175	$28,207	$968	3.4%
Occupancy and equipment expense	6,033	4,122	1,911	46.4
Professional and data processing fees	4,477	3,568	909	25.5
Acquisition costs	315	—	315	100.0
Post-acquisition compensation, transition and integration costs	62	—	62	100.0
FDIC insurance, other insurance and regulatory fees	1,497	1,108	389	35.1
Loan/lease expense	390	308	82	26.6
Net cost of (income from) and gains/losses on operations of other real estate	19	(1,346)	1,365	(101.4)
Advertising and marketing	1,437	1,095	342	31.2
Communication	639	457	182	39.8
Supplies	289	298	(9)	(3.0)
Bank service charges	568	525	43	8.2
Correspondent banking expense	218	201	17	8.5
Intangibles amortization	787	508	279	54.9
Payment card processing	477	346	131	37.9
Trust expense	227	188	39	20.7
Other	1,136	1,802	(666)	(37.0)
Total noninterest expense	$47,746	$41,387	$6,359	15.4%

	Nine Months Ended
	September 30,	September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$82,774	$76,098	$6,676	8.8%
Occupancy and equipment expense	15,948	12,195	3,753	30.8
Professional and data processing fees	12,513	10,713	1,800	16.8
Acquisition costs	4,139	—	4,139	100.0
Post-acquisition compensation, transition and integration costs	4,858	—	4,858	100.0
Disposition costs	—	8	(8)	(100.0)
FDIC insurance, other insurance and regulatory fees	4,201	3,159	1,042	33.0
Loan/lease expense	1,418	1,065	353	33.1
Net cost of (income from) and gains/losses on operations of other real estate	77	(1,420)	1,497	(105.4)
Advertising and marketing	3,396	2,575	821	31.9
Communication	1,626	1,317	309	23.5
Supplies	772	779	(7)	(0.9)
Bank service charges	1,719	1,620	99	6.1
Correspondent banking expense	630	599	31	5.2
Intangibles amortization	2,067	1,524	543	35.6
Payment card processing	1,365	1,114	251	22.5
Trust expense	609	550	59	10.7
Other	2,207	2,394	(187)	(7.8)
Total noninterest expense	$140,319	$114,290	$26,029	22.8%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency. One-time charges relating to acquisitions and employment separation expenses impacted expense in 2022 and 2021.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the third quarter of 2021 to the third quarter of 2022 by 3%, and increased from the first nine months of 2021 to the first nine months of 2022

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

by 9%.  The increased expense was primarily related to the GFED acquisition, which resulted in an increase of 165 full-time equivalent employees.

Occupancy and equipment expense increased 46% comparing the third quarter of 2022 to the same period of the prior year, and increased 31% comparing the first nine months of 2022 to the first nine months of 2021. The increase was due to higher depreciation expense and computer hardware expense related to the GFED acquisition.

Professional and data processing fees increased 26% comparing the third quarter of 2022 to the same period in 2021, and increased 17% comparing the first nine months of 2022 to the first nine months of 2021.  The increase was primarily due to the GFED acquisition. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

Acquisition costs totaled $315 thousand in the third quarter of 2022 and $4.1 million in the first nine months of 2022.  There were no acquisition costs incurred in the three and nine months ending September 30, 2021.  The acquisition costs, which were primarily legal, accounting and other professional fees, relate to the acquisition of GFED as discussed in Note 2 of the consolidated financial statements.

Post-acquisition compensation, transition and integration costs totaled $62 thousand in the third quarter of 2022 and $4.9 million in the first nine months of 2022.  There were no post-acquisition compensation, transition and integration costs incurred in the three and nine months ending September 30, 2021.  These costs were comprised primarily of personnel costs, IT integration and data conversion costs related to the acquisition of GFED.

There were no disposition costs for the first nine months of 2022, compared with $8 thousand for the first nine months of 2021.   The disposition costs in 2021 were comprised primarily of legal, accounting and personnel costs related to the sale of the Bates Companies in the third quarter of 2020.

FDIC insurance, other insurance and regulatory fee expense increased 35%, comparing the third quarter of 2022 to the third quarter of 2021, and increased 33% comparing the first nine months of 2022 to the first nine months of 2021.  The increase in expense was due to the GFED acquisition as well as an increase in the asset size of the Company in 2022, which increased the Company’s insurance rates and expenses.

Loan/lease expense increased 27% when comparing the third quarter of 2022 to the same quarter of 2021, and increased 33% comparing the first nine months of 2022 to the same period of the prior year. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net cost of and gains/losses on operations of other real estate totaled $19 thousand for the third quarter of 2022, compared to net income from and gains/losses on operations of other real estate of $1.3 million for the third quarter of 2021. Net cost of and gains/losses on operations of other real estate totaled $77 thousand for the first nine of 2022, compared to net income from and gains/losses on operations of other real estate of $1.4 million for the first nine months of 2021. The large gain on sale of OREO for the three and nine months ended September 30, 2021, was related to the sale of a large property.

Advertising and marketing expense increased 31% comparing the third quarter of 2022 to the third quarter of 2021, and increased 32% comparing the first nine months of 2022 to the first nine months of 2021. The increase in expense was primarily due to the return to more normal operations during the second half of 2021 and first nine months of 2022 in response to improvements in the general economic environment tied to COVID-19 as compared to the first nine months of 2021 as well as the GFED acquisition.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Communication expense increased 40% comparing the third quarter of 2022 to the third quarter of 2021, and increased 24% comparing the first nine months of 2022 to the first nine months of 2021.  The increase is primarily due to the GFED acquisition.

Supplies expense decreased 3% comparing the third quarter of 2022 to the third quarter of 2021, and decreased 1% comparing the first nine months of 2022 to the first nine months of 2021.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 8% when comparing the third quarter of 2022 to the same quarter of 2021, and increased 6% when comparing the first nine months of 2022 to the same period of 2021.  As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses are expected to also increase.

Correspondent banking expense increased 9% when comparing the third quarter of 2022 to the third quarter of 2021, and increased 5% when comparing the first nine months of 2022 to the same period of the prior year.  These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense increased 55% when comparing the third quarter of 2022 to the same quarter of 2021, and increased 36% when comparing the first nine months of 2022 to the same period of the prior year. The increase is due to the GFED acquisition.  These expenses will naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

Payment card processing expense increased 38% when comparing the third quarter of 2022 to the same quarter of 2021 and increased 23% when comparing the first nine months of 2022 to the same period of the prior year.  The increase is due to the GFED acquisition.

Trust expense increased 21% when comparing the third quarter of 2022 to the same quarter of 2021, and increased 11% when comparing the first nine months of 2022 to the same period of the prior year. The increase was due to new relationships added in the first nine months of 2022 totaling $341.4 million of new assets under management.

Other noninterest expense decreased 37% when comparing the third quarter of 2022 to the third quarter of 2021, and decreased 8% when comparing the first nine months of 2022 to the same period of the prior year, primarily due to losses on disposal of fixed assets no longer in service.  Also included in other noninterest expense are other items such as subscriptions, sales and use tax and expenses related to wealth management.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INCOME TAXES

In the third quarter of 2022, the Company incurred income tax expense of $4.8 million. During the first nine months of the year, the Company incurred income tax expense of $8.6 million. Following is a reconciliation of the expected income tax expense to the income tax expense included in the consolidated statements of income for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$7,165	21.0%	$8,293	21.0%	$16,130	21.0%	$18,512	21.0%
Tax exempt income, net	(3,003)	(8.8)	(2,032)	(5.1)	(7,701)	(10.0)	(5,553)	(6.3)
Bank-owned life insurance	(127)	(0.4)	(93)	(0.2)	(273)	(0.4)	(287)	(0.3)
State income taxes, net of federal benefit, current year	1,616	4.7	1,799	4.6	3,889	5.1	4,070	4.6
Provision adjustment from accounting method change	—	—	—	—	(1,181)	(1.5)	—	—
Tax credits	(359)	(1.1)	(57)	(0.1)	(890)	(1.2)	(171)	(0.2)
Income from tax credit equity investments	(337)	(1.0)	(3)	—	(939)	(1.2)	(8)	—
Acquisition costs	78	0.2	—	—	450	0.6	—	—
Excess tax benefit on stock options exercised and restricted stock awards vested	(46)	(0.1)	(107)	(0.3)	(520)	(0.7)	(311)	(0.4)
Other	(163)	(0.5)	129	0.2	(316)	(0.4)	6	—
Federal and state income tax expense	$4,824	14.1%	$7,929	20.1%	$8,649	11.3%	$16,258	18.4%

The effective tax rate for the quarter ended September 30, 2022 was 14.1%, which was a decrease from the effective tax rate of 20.1% for the quarter ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 was 11.3%, which was a decrease from the effective tax rate of 18.4% for the nine months ended September 30, 2021.  The decrease was primarily due to:

●	Increased tax-exempt income from loans and investments;
●	Provision adjustment of $1.5 million from an accounting method change; and
●	Increased tax credits and income from LIHTC equity investments.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	September 30, 2022		June 30, 2022		December 31, 2021		September 30, 2021
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$157,325	2%	$148,911	2%	$125,152	2%	$128,136	2%
Securities	879,450	11%	879,918	12%	810,215	13%	828,719	14%
Net loans/leases	5,918,121	77%	5,705,478	77%	4,601,411	75%	4,519,060	75%
Derivatives	185,037	2%	97,455	1%	222,220	4%	198,393	3%
Other assets	590,116	8%	561,179	8%	337,134	6%	340,200	6%
Total assets	$7,730,049	100%	$7,392,941	100%	$6,096,132	100%	$6,014,508	100%

Total deposits	$5,941,035	76%	$5,820,657	78%	$4,922,772	80%	$4,871,828	81%
Total borrowings	701,491	9%	583,166	8%	170,805	3%	183,514	3%
Derivatives	209,479	3%	113,305	2%	225,135	4%	201,450	3%
Other liabilities	140,972	2%	132,675	2%	100,410	2%	107,902	2%
Total stockholders' equity	737,072	10%	743,138	10%	677,010	11%	649,814	11%
Total liabilities and stockholders' equity	$7,730,049	100%	$7,392,941	100%	$6,096,132	100%	$6,014,508	100%

During the third quarter of 2022, the Company's total assets increased $337.1 million, or 5%, from June 30, 2022, to a total of $7.7 billion. The Company’s net loans/leases increased $212.6 million in the third quarter of 2022. Total deposits increased $120.4 million in the third quarter of 2022. Borrowings increased $118.3 million in the third quarter of 2022.

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

Following is a breakdown of the Company's securities portfolio by type, the percentage of unrealized gains (losses) to carrying value, net of allowance for credit losses, on the total portfolio, and the portfolio duration:

	As of
	September 30, 2022		June 30, 2022		December 31, 2021		September 30, 2021
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. treasuries and govt. sponsored agency securities	$20,527	2%	$20,448	2%	$23,328	3%	$23,689	3%
Municipal securities	724,006	83%	710,440	82%	639,601	79%	649,312	78%
Residential mortgage-backed and related securities	68,844	8%	81,247	9%	94,323	12%	100,744	12%
Asset-backed securities	19,630	2%	19,956	2%	27,124	3%	30,607	4%
Other securities	46,443	5%	47,827	5%	25,839	3%	24,367	3%
	$879,450	100%	$879,918	100%	$810,215	100%	$828,719	100%

Securities as a % of total assets	11.38%		11.90%		13.29%		13.78%
Net unrealized gains (losses) as a % of Amortized Cost	(10.27)%		(6.12)%		7.17%		6.67%
Duration (in years)	9.0		7.8		8.2		8.2
Quarterly yield on investment securities (tax equivalent)	4.05%		3.91%		3.66%		3.82%

Due to the sharp increase in intermediate and long-term interest rates during the nine months ended September 30, 2022, the valuation of the Company’s AFS portfolio declined significantly. As a result, the Company’s net unrealized gain as

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

a percentage of amortized cost changed from 7.17% as of December 31, 2021 to a net unrealized loss as a percentage of amortized cost of -10.27% as of September 30, 2022.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases, excluding acquired and PPP loans (non-GAAP), grew 14.5% on an annualized basis during the first nine months of 2022.  The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following tables.

	As of
	September 30, 2022		June 30, 2022		December 31, 2021		September 30, 2021
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$332,996	5%	$322,258	5%	$248,483	5%	$175,155	4%
C&I - other *	1,415,996	24%	1,403,689	24	1,346,602	29	1,465,580	32
CRE - owner occupied	627,558	10%	628,565	11	421,701	9	434,014	9
CRE - non-owner occupied	920,876	15%	889,530	15	646,500	14	644,850	14
Construction and land development	1,149,503	19%	1,080,372	19	918,571	20	852,418	19
Multi-family	933,118	16%	860,742	15	600,412	12	529,727	11
Direct financing leases	33,503	1%	40,050	1	45,191	1	50,237	1
1-4 family real estate	487,508	8%	473,141	8	377,361	8	376,067	8
Consumer	107,552	2%	99,556	2	75,311	2	71,682	2
Total loans/leases	$6,008,610	100%	$5,797,903	100%	$4,680,132	100%	$4,599,730	100%
Less allowance	(90,489)		(92,425)		(78,721)		(80,670)
Net loans/leases	$5,918,121		$5,705,478		$4,601,411		$4,519,060

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. As of September 30, 2022 and June 30, 2022, approximately 17% and 18% of the CRE loan portfolio (as defined below) was owner-occupied, respectively.

Following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of September 30, 2022:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate.

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2022		2022		2021		2021
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Residential Buildings	$1,745,720	48%	$1,618,186	47%	$1,316,851	49%	$1,194,234	46%
Lessors of Nonresidential Buildings	618,190	17%	601,708	17%	557,859	21%	569,477	22%
Hotels	121,310	3%	124,503	4%	73,639	3%	75,212	3%
Lessors of Other Real Estate Property	66,157	2%	64,211	2%	60,605	2%	50,576	2%
New Housing For-Sale Builders	64,895	2%	60,826	2%	61,028	2%	56,936	2%
Other *	994,844	28%	972,870	28%	611,291	23%	611,863	25%
Total CRE Loans	$3,611,116	100%	$3,442,304	100%	$2,681,273	100%	$2,558,298	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $55.0 million, or approximately 1.5% of total CRE loans in the most recent period presented.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s construction and land development loan portfolio includes the following:

	As of
	September 30, 2022		June 30, 2022		December 31, 2021		September 30, 2021
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

LIHTC	$705,487	61%	$641,460	59%	$587,151	64%	$530,391	62%
Construction (commercial)	264,280	24	256,622	24	274,385	30	266,385	31
Construction (residential)	108,906	9	107,798	10	15,244	2	14,354	2
Land development	70,830	6	74,492	7	41,791	5	41,288	5
Total construction and land development	$1,149,503	100%	$1,080,372	100%	$918,571	100%	$852,418	100%

The Company's 1-4 family real estate loan portfolio includes the following:

●	Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid long-term interest rate risk.
●	A limited amount of 15-year, 20-year and 30-year fixed rate residential real estate loans that meet certain credit guidelines.

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

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2022		2022		2021		2021
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$69,328	23%	$69,383	24%	$69,392	26%	$68,387	26%
Freightliners	22,256	7%	17,471	6%	10,386	4%	6,000	2%
Trailers	22,074	7%	19,723	7%	12,832	5%	11,308	4%
Tractor	17,297	6%	15,255	5%	10,508	4%	9,188	3%
Manufacturing - General	17,079	6%	17,524	6%	17,320	6%	18,274	7%
Construction - General	15,845	5%	14,279	5%	13,560	5%	12,482	5%
Food Processing Equipment	14,566	5%	13,946	5%	14,907	6%	14,717	6%
Marine - Travelifts	13,930	5%	14,825	5%	14,498	5%	14,629	6%
Computer Hardware	8,945	3%	9,682	3%	11,223	4%	11,781	4%
Computer Equipment	7,874	3%	8,179	3%	2,062	1%	2,330	1%
Other *	91,560	30%	93,168	31%	93,586	34%	93,866	36%
Total m2 loans and leases	$300,754	100%	$293,435	100%	$270,274	100%	$262,962	100%

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

Changes in the ACL for loans/leases for the three and nine months ended September 30, 2022 and 2021 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(dollars in thousands)		(dollars in thousands)

Balance, beginning	$92,425	$78,894	$78,721	$84,376
Impact of adopting ASU 2016-13	—	—	—	(8,102)
Initial ACL recorded for acquired PCD loans	—	—	5,902	—
Provision	331	1,895	8,623	7,747
Charge-offs	(2,489)	(287)	(3,565)	(4,674)
Recoveries	222	168	808	1,323
Balance, ending	$90,489	$80,670	$90,489	$80,670

Changes in the ACL for OBS exposures for the three and nine months ended September 30, 2022 and 2021 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(dollars in thousands)		(dollars in thousands)

Balance, beginning	$6,878	$9,987	$6,886	$—
Impact of adopting ASU 2016-13	—	—	—	9,117
Provisions (credited) to expense	(331)	(1,895)	(339)	(1,025)
Balance, ending	$6,547	$8,092	$6,547	$8,092

The Company recorded a $12.4 million provision for credit losses on loans and OBS exposures in the second quarter of 2022, for the CECL Day 2 provision as a result of the GFED acquisition.

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	September 30, 2022	June 30, 2022	December 31, 2021	September 30, 2021

	(dollars in thousands)

Special Mention (Rating 6)	$63,973	$54,558	$62,510	$58,634
Substandard (Rating 7)	77,317	83,048	53,296	59,402
Doubtful (Rating 8)	—	—	—	—
	$141,290	$137,606	$115,806	$118,036

Criticized Loans **	$141,290	$137,606	$115,806	$118,036
Classified Loans ***	$77,317	$83,048	$53,296	$59,402

Criticized Loans as a % of Total Loans/Leases	2.35%	2.37%	2.47%	2.57%
Classified Loans as a % of Total Loans/Leases	1.29%	1.43%	1.14%	1.29%

*      Amounts above include the government guaranteed portion, if any. For the calculation of ACL, the Company assigns internal risk ratings of Pass (Rating 2) for the government guaranteed portion.

**    Criticized loans are defined as non-homogeneous loans with internally assigned risk ratings of 6, 7, or 8, regardless of performance.

***  Classified loans are defined as non-homogeneous loans with internally assigned risk ratings of 7 or 8, regardless of performance.

Criticized loans increased 3% and classified loans decreased 7% from June 30, 2022 to September 30, 2022. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

	As of
	September 30, 2022	June 30, 2022	December 31, 2021	September 30, 2021
ACL on loans/leases / Gross loans/leases	1.51%	1.59%	1.68%	1.75%
ACL on loans/leases / NPLs	516.67%	387.66%	2,825.21%	1,180.77%

Although management believes that the ACL at September 30, 2022 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision for credit losses.  Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 4 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of September 30,	As of June 30,	As of December 31,	As of September 30,
	2022	2022	2021	2021

	(dollars in thousands)

Nonaccrual loans/leases (1)	$17,511	$23,574	$2,759	$6,818
Accruing loans/leases past due 90 days or more	3	268	1	14
Total NPLs	17,514	23,842	2,760	6,832
Other repossessed assets	340	—	—	—
OREO	177	205	—	—
Total NPAs	$18,031	$24,047	$2,760	$6,832

NPLs to total loans/leases	0.29%	0.41%	0.06%	0.15%
NPAs to total loans/leases plus repossessed property	0.30%	0.41%	0.06%	0.15%
NPAs to total assets	0.23%	0.33%	0.05%	0.11%
Nonaccrual loans/leases to total loans/leases	0.29%	0.41%	0.06%	0.15%
ACL to nonaccrual loans	516.76%	392.06%	2,853.24%	1,183.19%

(1)	Includes government guaranteed portion of loans, as applicable.

NPAs at September 30, 2022 were $18.0 million, down $6.0 million from June 30, 2022, and up $11.2 million from September 30, 2021.  The decrease in the third quarter 2022 was primarily the result of paydowns on several NPAs that were added during the second quarter of 2022.  The increase from the prior year was primarily the result of the GFED acquisition and two specific legacy relationships from the Company’s other charters. The ratio of NPAs to total assets was 0.23% at September 30, 2022, down from 0.33% at June 30, 2022, and up from 0.11% at September 30, 2021.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS

Deposits increased $120.4 million during the third quarter of 2022.

The table below presents the composition of the Company's deposit portfolio.

	As of
	September 30, 2022		June 30, 2022		December 31, 2021		September 30, 2021
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$1,315,555	22%	$1,514,005	26%	$1,268,788	26%	$1,342,273	28%
Interest bearing demand deposits	3,904,303	66%	3,758,566	66%	3,232,633	65%	3,086,711	63%
Time deposits	672,133	11%	540,074	8%	421,348	9%	441,743	9%
Brokered deposits	49,044	1%	8,012	0%	3	0%	1,101	0%
	$5,941,035	100%	$5,820,657	100%	$4,922,772	100%	$4,871,828	100%

The Company has been successful in growing its noninterest-bearing deposit portfolio over the past few years and growing average balances 12% in 2022.  Deposit balances can fluctuate due to large customer and correspondent bank activity.  During recent years, the Company had significant core deposit growth mostly from its correspondent banking clients.    As a result of strong core deposit growth, the Company reduced its reliance on higher cost CDs and brokered deposits.

The Company’s correspondent bank deposit portfolio and funds managed consists of the following:

●	Noninterest-bearing deposits which represent correspondent banks’ operating cash used for processing transactions with the Federal Reserve,
●	Money market deposits which represents excess liquidity, and
●	EBA balances of the correspondent banks at the FRB.

Generally, the Company can modify the structure and interest rates paid for those correspondent bank deposits on the balance sheet for both the noninterest-bearing deposits and the money market deposits.  During the pandemic, this led to more of the correspondent bank portfolio excess liquidity to shift to their EBAs at the FRB which is managed by the Company, but is not on the Company’s balance sheet.  During the third quarter, the total liquidity of the correspondent bank portfolio returned to more normalized levels leading to the Company adding some of the EBA deposits onto our balance sheet. On average, over the past two years, the correspondent banks’ EBA portfolio ranged from $1.3 billion to $2.0 billion.  At the end of the third quarter, the total deposit portfolio was approximately $900 million which aligns more closely with pre-pandemic levels.

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

	As of
	September 30, 2022	June 30 2022	December 31, 2021	September 30, 2021

	(dollars in thousands)

Federal funds purchased	$85,180	$1,070	$3,800	$1,600

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

The table below presents the Company's overnight FHLB advances. The Company did not have any term FHLB advances for the dates in the table below.

	As of
	September 30, 2022	June 30, 2022	December 31, 2021	September 30, 2021
	(dollars in thousands)

Overnight FHLB advances	$335,000	$400,000	$15,000	$30,000

FHLB advances (all overnight) decreased $65.0 million in the current quarter compared to the prior quarter due to an increase in core deposits and borrowings from other upstream correspondents.

The Company renewed its revolving credit note in the second quarter of 2022.  At renewal, the line amount was increased from $25.0 million to $50.0 million.  Interest on the revolving line of credit was calculated at the greater of: (a) the effective Prime Rate less 0.50%  and (b) 3.00% per annum. The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.  There was no outstanding balance on the revolving line of credit at September 30, 2022.

The Company had subordinated notes totaling $232.7 million as of September 30, 2022 and $133.6 million as of June 30, 2022.  The Company completed private placements of $100.0 million in aggregate principal amount of fixed-to-floating subordinated notes in the third quarter of 2022.  The Company acquired $19.6 million of subordinated notes during the second quarter of 2022 with the GFED acquisition.  See Note 6 of the Consolidated Financial Statements for additional information regarding the Company’s subordinated notes.

The Company acquired $10.3 million of junior subordinated debentures during the second quarter of 2022 with the GFED acquisition.

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

	September 30, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

(dollars in thousands)
Year ending December 31:
2022	$384,044	3.28%	$15,003	0.31%
2023	—	—	—	—
2024	—	—	—	—
2025	—	—	—	—
Total Wholesale Funding	$384,044	3.28%	$15,003	0.31%

During the first nine months of 2022, wholesale funding, primarily overnight FHLB advances, increased $369.0 million due to strong loan growth.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	September 30, 2022	June 30, 2022	December 31, 2021	September 30, 2021

	(dollars in thousands)

Common stock	$16,885	$17,064	$15,613	$15,590
Additional paid in capital	372,086	375,358	273,768	272,964
Retained earnings	422,958	400,790	386,077	360,003
AOCI	(74,857)	(50,074)	1,552	1,257
Total stockholders' equity	$737,072	$743,138	$677,010	$649,814

TCE / TA ratio (non-GAAP)	7.68%	8.11%	9.87%	9.54%

*     TCE/TA ratio is defined as total common stockholders' equity excluding goodwill and other intangibles divided by total assets. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

Due to the sharp increase in intermediate and long-term interest rates, the valuation of the Company’s AFS securities portfolio and certain hedged financial instruments declined significantly.  The valuation change, net of taxes, that flows through the Company’s AOCI was a net decline of $76.4 million for the first nine months of 2022.

On February 13, 2020, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  As of September 30, 2022, the Company had purchased 794,085 shares under the program and all shares purchased have been retired.

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021.  As of September 30, 2022, the Company had purchased 470,000 shares under the program and all shares purchased have been retired.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $71.0. million during the third quarter of 2022 and $72.7. million during the first nine months of 2022. The Company's on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At September 30, 2022, the subsidiary banks had 28 lines of credit totaling $498.6 million, of which $27.8 million was secured and $470.8 million was uninsured. At September 30, 2022, the Company had $413.6 million of the $498.6 million available.

At December 31, 2021, the subsidiary banks had 31 lines of credit totaling $517.7 million, of which $61.7 million was secured and $456.0 million was unsecured. At December 31, 2021, the full $517.7 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $50.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2023. At September 30, 2022, the full $50.0 million was available.

As of September 30, 2022, the Company had $616.7 million in average correspondent banking deposits spread over 187 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $404.4. million during the first nine months of 2022, compared to $330.5 million for the same period of 2021. The net decrease in interest-bearing deposits at financial institutions was $49.6 million for the first nine months of 2022, compared to a net decrease of $22.8 million for the same period of 2021. Proceeds from calls, maturities, and paydowns of securities were $57.9 million for the first nine months of 2022, compared to $131.1 million for the same period of 2021. Purchases of securities used cash of $173.3 million for the first nine months of 2022, compared to $151.7 million for the same period of 2021. Proceeds from sales of securities were $111.4 million for the first nine months of 2022, compared to $23.8 million for the first nine months of 2021.  The net increase in loans/leases used cash of $524.9 million for the first nine months of 2022 compared to $353.6 million for the same period of 2021.

Financing activities provided cash of $376.6 million for the first nine months of 2022, compared to $262.2 million for same period of 2021. Net decreases in deposits totaled $58.3 million for the first nine months of 2022, compared to net increases in deposits of $272.7 million for the same period of 2021. During the first nine months of 2022, the Company's short-term borrowings increased $81.4 million, compared to a decrease in short-term borrowings of $3.8 million for the same period of 2021. There were no long-term FHLB advances during the first nine months of 2022 and 2021.  There were no maturities and principal payments on FHLB term advances in the first nine months of 2022 and 2021. Net increase in overnight advances totaled $320.0 million for the first nine months of 2022. Prepayment of FHLB advances totaled $16.0 million in the first nine months of 2022. In the first nine months of 2021, the Company increased overnight FHLB advances by $15.0 million.  Proceeds from subordinated notes totaled $100.0 million in the first nine months of 2022.  Prepayment

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

of subordinated notes totaled $5.0 million during the first nine months of 2021.  Repurchase and cancellation of shares totaled $47.9 million in the first nine months of 2022, as compared to $14.2 million in the first nine months of 2021.

Total cash provided by operating activities was $76.6 million for the first nine months of 2022, compared to $64.3 million for the same period of 2021.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities and, most recently, subordinated notes.

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks' financial statements. Refer to Note 11 of the Consolidated Financial Statements for additional information regarding regulatory capital.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of September 30,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2022	2021	2020

100 basis point downward shift	(10.0)%	(0.5)%	(0.1)%	—%
200 basis point upward shift	(10.0)%	(0.5)%	3.1%	2.5%
300 basis point upward shock	(30.0)%	(0.1)%	11.6%	10.3%

Despite the shift in model results to a more neutral position, the Company remains moderately asset sensitive.  Management is conservative with the repricing assumptions on loans and deposits.  For example, management does not model any delay in deposit betas despite historical experience and practice of delays in deposit betas.  Finally, management models a variety of scenarios including some that stress key assumptions to help capture and isolate the impact of the management’s more conservative approach to the assumptions in the base model.

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at September 30, 2022 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of September 30, 2022. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021.  All shares repurchased under the share repurchase program during the third quarter were retired.

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

July 1-31, 2022	190,000	55.18	190,000	1,035,915
August 1-31, 2022	—	—	—	1,035,915
September 1-30, 2022	—	—	—	1,035,915

Item 3           Defaults Upon Senior Securities

None

Item 4           Mine Safety Disclosures

Not applicable

Item 5           Other Information

None

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6           Exhibits

4.1

Certain instruments defining the rights of holders of long-term debt of the Company, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1

Form of Subordinated Note Purchase Agreement, dated August 18, 2022, by and among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 18, 2022.

10.2

Form of Registration Rights Agreement, dated August 18, 2022, by and among the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 18, 2022.

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2022 and September 30, 2021; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and September 30, 2021; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2022 and September 30, 2021; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	November 8, 2022	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	November 8, 2022	/s/ Todd A. Gipple
Todd A. Gipple, President
Chief Operating Officer
Chief Financial Officer

Date	November 8, 2022	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)