Form 10-K
period 2022-12-31
QCR HOLDINGS INC
filed 2023-03-01
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

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

Yes  [ X ]  No  [ ]

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [  ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  [   ]  No  [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The Nasdaq Global Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $895,098,226.

As of February 15, 2023 the Registrant had outstanding 16,825,981 shares of common stock, $1.00 par value per share.

Documents incorporated by reference:

Part III of Form 10-K  incorporates by reference portions of the proxy statement for annual meeting of stockholders to be held in May 2023.

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

Part I

Item 1.    Business

General. QCR Holdings, Inc. is a multi-bank holding company headquartered in Moline, Illinois, that was formed in February 1993 under the laws of the state of Delaware. In 2016, the Company elected to operate as a financial holding company under the BHCA. The Company serves the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, Des Moines/Ankeny and Springfield communities through the following four wholly-owned banking subsidiaries (collectively, the “Banks”), which provide full-service commercial and consumer banking and trust and asset management services:

●	Quad City Bank & Trust (QCBT), which is based in Bettendorf, Iowa, and commenced operations in 1994;
●	Cedar Rapids Bank & Trust (CRBT), which is based in Cedar Rapids, Iowa, and commenced operations in 2001;
●	Community State Bank (CSB), which is based in Ankeny, Iowa, and was acquired in 2016; and
●	Guaranty Bank (GB), which is based in Springfield, Missouri, and was acquired in 2018.

On April 1, 2022, the Company completed its acquisition of GFED and on April 2, 2022 merged Guaranty Bank into SFCB, the Company’s Springfield-based charter.  The combined bank changed its name to Guaranty Bank.

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

Subsidiary Banks. Segments of the Company have been established by management as defined by the structure of the Company’s internal organization, focusing on the financial information that the Company’s operating decision-makers routinely use to make decisions about operating matters. The Company’s Commercial Banking business is geographically divided by markets into the operating segments corresponding to the four subsidiary banks wholly owned by the Company: QCBT, CRBT, CSB and GB. See the Consolidated Financial Statements incorporated herein generally, and Note 22 to the Consolidated Financial Statements specifically, for additional business segment information.

QCBT was capitalized on October 13, 1993, and commenced operations on January 7, 1994. QCBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. QCBT provides full service commercial, correspondent, and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices located in Bettendorf and Davenport, Iowa and in Moline, Illinois. QCBT, on a consolidated basis with m2, had total segment assets of $2.31 billion and $2.14 billion as of December 31, 2022 and 2021, respectively.

CRBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. The Company commenced operations in Cedar Rapids in June 2001, operating as a branch of QCBT. The Cedar Rapids branch operation then began functioning under the CRBT charter in September of 2001. Acquired branches of CNB operate as a division of CRBT under the name “Community Bank & Trust.”  CRBT provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids, Marion and Waterloo/Cedar Falls, Iowa and adjacent communities through its eight facilities. The headquarters for CRBT is located in downtown Cedar Rapids with three other branches located in Cedar Rapids, one branch in Marion, two branches located in Waterloo and one branch located in Cedar Falls. CRBT had total segment assets of $2.19 billion and $2.03 billion as of December 31, 2022 and 2021, respectively.

CSB is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. CSB was acquired by the Company in 2016. CSB provides full-service commercial and consumer banking to Des Moines, Iowa and adjacent communities through its headquarters located in Ankeny, Iowa and its eight other branch facilities throughout the greater Des Moines area. CSB had total segment assets of $1.30 billion and $1.17 billion as of December 31, 2022 and 2021, respectively.

GB is a Missouri-chartered commercial bank that is a member of the Federal Reserve System. GB, formerly known as Springfield First Community Bank, was acquired by the Company in 2018 through a merger with Springfield Bancshares. On April 2, 2022, GFED was merged into the Company and GFED’s wholly-owned bank subsidiary was merged into GB, expanding GB’s footprint in southwest Missouri. GB provides full-service commercial and consumer banking to the Springfield and Joplin, Missouri area and adjacent communities through its headquarters located in Springfield, Missouri and its 13 other branch facilities throughout the greater Springfield and Joplin area. GB had total segment assets of $2.15 billion as of December 31, 2022.  Total segment assets as of December 31, 2021 prior to the GFED acquisition were $882.88 million.

Other Operating Subsidiaries. m2, which is based in Brookfield, Wisconsin, is engaged in the business of lending and leasing machinery and equipment to C&I businesses under direct financing lease contracts and equipment financing agreements.

Trust Preferred Subsidiaries. Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2022 and 2021:

		Amount Outstanding	Amount Outstanding		Interest	Interest
		as of	as of		Rate as of	Rate as of
Name	Date Issued	December 31, 2022	December 31, 2021	Interest Rate	December 31, 2022	December 31, 2021

		(dollars in thousands)

QCR Holdings Statutory Trust II	February 2004	$10,310	$10,310	2.85% over 3-month LIBOR	6.52%	3.07%
QCR Holdings Statutory Trust III	February 2004	8,248	8,248	2.85% over 3-month LIBOR	6.52%	3.07%
QCR Holdings Statutory Trust V	February 2006	10,310	10,310	1.55% over 3-month LIBOR	5.63%	1.67%
Community National Statutory Trust II	September 2004	3,093	3,093	2.17% over 3-month LIBOR	6.92%	2.38%
Community National Statutory Trust III	March 2007	3,609	3,609	1.75% over 3-month LIBOR	6.52%	1.95%
Guaranty Bankshares Statutory Trust I	May 2005	4,640	4,640	1.75% over 3-month LIBOR	5.04%	1.95%
Guaranty Statutory Trust II*	December 2005	10,310	N/A	1.45% over 3-month LIBOR	6.14%	N/A %
		$50,520	$40,210	Weighted Average Rate	6.29%	2.43%

* Assumed in acquisition of GFED.

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

The Company and its subsidiaries collectively employed 973 and 726 FTEs at December 31, 2022 and 2021, respectively. The increase in FTEs during 2022 was primarily due to the acquisition of GFED.

The Federal Reserve is the primary federal regulator of the Company, QCBT, CRBT, CSB and GB.  QCBT, CRBT and CSB are also regulated by the Iowa Superintendent of Banking and GB is regulated by the Missouri Division of Finance. The FDIC, as administrator of the DIF, also has regulatory authority over the subsidiary banks. See Appendix A “Supervision and Regulation” for more information on the federal and state statutes and regulations that are applicable to the Company and its subsidiaries.

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

In accordance with Iowa regulation, the legal lending limit to one borrower for QCBT, CRBT and CSB, calculated as 15% of aggregate capital, was $39.6 million, $46.3 million, and $22.2 million, respectively, as of December 31, 2022. In accordance with Missouri regulation, the legal lending limit to one borrower for GB, calculated as 15% of aggregate capital, totaled $36.5 million as of December 31, 2022.

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

	High Quality	Medium Quality	Low Quality
	(Risk Ratings 1-3)	(Risk Rating 4)	(Risk Ratings 5-8)

	(dollars in thousands)

QCBT	$21,500	$18,000	$12,500
CRBT	$21,500	$18,000	$12,500
CSB	$12,000	$10,500	$7,000
GB	$21,500	$18,000	$12,500
QCRH Consolidated	$32,000	$25,500	$15,500

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

Specifically, each subsidiary bank’s total loans as a percentage of average assets may not exceed 85%. In addition, following are established policy limits and the actual allocations for the subsidiary banks as of December 31, 2022 for the loan portfolio organized by loan type, reflected as a percentage of the subsidiary bank’s gross loans:

	QCBT		CRBT		CSB		GB
	Maximum		Maximum		Maximum		Maximum
	Percentage	As of	Percentage	As of	Percentage	As of	Percentage	As of
	per Loan	December 31,	per Loan	December 31,	per Loan	December 31,	per Loan	December 31,
Type of Loan *	Policy***	2022	Policy***	2022	Policy***	2022	Policy***	2022
One-to-four family residential	30%	12%	25%	5%	35%	8%	30%	12%
Multi-family	15%	15%	15%	20%	15%	13%	20%	14%
Farmland	5%	1%	5%	—%	15%	1%	5%	5%
Non-farm, nonresidential	50%	15%	50%	22%	50%	22%	50%	36%
Construction and land development	20%	15%	15%	18%	35%	33%	15%	18%
C&I	60%	29%	60%	30%	50%	17%	25%	12%
Loans to individuals	10%	1%	10%	—%	10%	—%	5%	1%
Lease financing	30%	2%	5%	—%	5%	—%	5%	—%
Bank stock loans	**	**	10%	—%	10%	—%	20%	—%
All other loans	15%	10%	10%	5%	15%	6%	15%	2%
		100%		100%		100%		100%

*   The loan types above are as defined and reported in the subsidiary banks’ quarterly Reports of Condition and Income (also known as Call Reports).

** QCBT’s maximum percentage for bank stock loans is 150% of risk-based capital (bank stock loan commitments are limited to 200% of risk-based capital). At December 31, 2022, QCBT’s bank stock loans totaled 31% of risk-based capital.

*** Policy limits are compared to average loan balances rather than the current balance for monitoring purposes.

The following table presents total loans/leases by major loan/lease type and subsidiary as of December 31, 2022 and 2021. Residential real estate loans held for sale are included in residential real estate loans below.

									Consolidated
	QCBT		CRBT		CSB		GB		Total
	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
As of December 31, 2022
C&I - revolving	$63,071	3%	$111,319	7%	$54,323	5%	$68,156	4%	$296,869	5%
C&I - other	640,472	35%	453,829	28%	168,816	17%	188,576	11%	1,451,693	24%
CRE - owner occupied	145,528	8%	144,399	9%	66,890	7%	272,550	16%	629,367	10%
CRE - non-owner occupied	166,349	10%	216,756	12%	163,960	17%	416,174	25%	963,239	16%
Construction and land development	283,088	15%	290,282	18%	326,811	33%	291,880	17%	1,192,061	18%
Multi-family	274,991	15%	334,408	20%	127,184	13%	227,220	14%	963,803	16%
Direct financing leases	31,889	2%	—	—%	—	—%	—	—%	31,889	1%
1-4 family real estate	191,753	10%	76,842	5%	66,145	7%	164,789	10%	499,529	8%
Consumer	31,126	2%	17,154	1%	14,241	1%	47,900	3%	110,421	2%
	$1,828,267	100%	$1,644,989	100%	$988,370	100%	$1,677,245%	100%	$6,138,871	100%

As of December 31, 2021
C&I - revolving	$69,179	4%	$92,757	7%	$56,072	7%	$30,475	4%	$248,483	5%
C&I - other	602,451	37%	437,200	30%	194,357	22%	112,594	16%	1,346,602	29%
CRE - owner occupied	114,927	7%	145,895	10%	75,322	9%	85,557	12%	421,701	9%
CRE - non-owner occupied	171,444	9%	202,051	14%	122,690	14%	150,315	21%	646,500	14%
Construction and land development	291,000	18%	240,790	17%	243,126	28%	143,655	20%	918,571	19%
Multi-family	153,977	9%	228,083	16%	100,186	12%	118,166	16%	600,412	13%
Direct financing leases	45,191	3%	—	—%	—	—%	—	—%	45,191	1%
1-4 family real estate	177,227	11%	73,821	5%	64,767	7%	61,546	8%	377,361	8%
Consumer	24,837	2%	17,211	1%	10,432	1%	22,831	3%	75,311	2%
	$1,650,233	100%	$1,437,808	100%	$866,952	100%	$725,139	100%	$4,680,132	100%

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

Following is a summary of the five largest industry concentrations within the C&I portfolio as of December 31, 2022 and 2021:

	2022	2021
	Amount	Amount
	(dollars in thousands)

Lessors of residential buildings and dwellings	$309,784	$387,818
Administration of urban planning and rural development	102,918	120,416
Bank holding companies	74,980	65,080
Solar electric power generation	35,947	18,983
Industrial machinery and equipment merchant wholesalers	34,808	28,123

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

		Maximum
CRE Loan Types	Maximum Advance Rate **	Term
CRE loans on improved property *	80%	7 years***
Raw land	Lesser of 90% of project cost, or 65% of "as is" appraised value	12 months
Land development	Lesser of 85% of project cost, or 75% of "as-completed" appraised value	24 months
Commercial construction loans	Lesser of 85% of project cost, or 80% of "as-completed" appraised value	24 months
Residential construction loans to builders****	Lesser of 90% of project cost, or 80% of "as-completed" appraised value	15 months
LIHTC construction loans	80%	3 years
LIHTC permanent loans	80%	20 years

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

In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied CRE loans. Owner-occupied CRE loans are generally considered to have less risk. As of December 31, 2022 and 2021, approximately 16% of the CRE loan portfolio was owner-occupied.

In accordance with regulatory guidelines, the Company exercises heightened risk management practices when non-owner occupied CRE lending exceeds 300% of total risk-based capital and outstanding balances have increased 50% or more during the prior 36 months or construction, land development and other land loans exceed 100% of total risk-based capital.

In addition, the banks have established policy limits around non-owner occupied CRE and total construction, land development and other land loans.

	Non-owner CRE Loans/TRBC	Total Construction, Land Development and Other Land Loans/TRBC
QCBT	300%	100%
CRBT	400%	100%
CSB	400%	200%
GB	450%	100%

Although CSB’s loan portfolio has historically been real estate dominated and its total construction, land development and other land loans levels exceed these policy limits, it has established a Credit Risk Committee to routinely monitor its real estate loan portfolio.

Following is a listing of the significant industries within the Company’s CRE loan portfolio as of December 31, 2022 and 2021:

	2022		2021
	Amount	%	Amount	%
	(dollars in thousands)

Lessors of Residential Buildings	$1,861,197	47%	$1,316,851	49%
Lessors of Nonresidential Buildings	537,940	13%	557,859	21%
Hotels	145,662	4%	73,639	3%
New Multifamily Housing Construction	82,905	2%	34,076	1%
New Housing For-Sale Builders	71,991	2%	61,028	2%
New Single-Family Housing Construction	62,303	2%	39,808	2%
Other Activities Related to Real Estate	61,302	2%	42,507	2%
Other *	1,093,074	28%	555,505	21%
Total CRE Loans	$3,916,374	100%	$2,681,273	100%

*   “Other” consists of all other industries. None of these had concentrations greater than $58 million, or 1.5%, of total CRE loans as of December 31, 2022.

Following is a breakdown of non-owner-occupied income-producing CRE by property type as of December 31, 2022 and 2021:

	2022		2021
	Amount	%	Amount	%
	(dollars in thousands)

Multi-family	$1,613,440	58%	$1,231,937	58%
Office	166,357	6%	175,890	8%
Retail	194,122	7%	147,327	7%
Industrial/warehouse	177,921	6%	104,035	5%
Hotel/motel	146,172	5%	77,758	4%
Other	514,639	18%	373,872	18%
Total income-producing CRE	$2,812,651	100%	$2,110,819	100%

Included in Multi-family non-owner occupied income-producing CRE is $1.3 billion of LIHTC loans which are financing for low-income housing tax credit real estate projects.  These loans have a maximum term of 20 years.  Considering the longer duration, the subsidiary banks enter into a back-to-back interest rate swap to provide the borrower a long-term fixed interest rate while the subsidiary banks receive a variable interest rate and an upfront nonrefundable fee dependent on market pricing.  In addition, the financing structure of the LIHTC permanent loans includes tax credit equity investment that strengthens the overall credit profile.  Including the value of the real estate and the LIHTCs, the loan-to-values of the LIHTC permanent loans are typically in the range of 25% to 65%.  Lastly, the Company has policy limits on maximum exposure amounts to single developers.

A portion of the Company’s construction portfolio is considered non-residential construction. Following is a summary of industry concentrations within that category as of December 31, 2022 and 2021:

	2022		2021
	Amount	%	Amount	%
	(dollars in thousands)

Multi-family	$821,442	82%	$627,101	77%
Industrial/warehouse	38,882	4%	28,191	4%
Office	17,800	2%	23,714	3%
Hotel/motel	14,802	1%	6,804	1%
Retail	4,863	1%	11,798	1%
Other	99,852	10%	113,786	14%
Total non-residential construction loans	$997,641	100%	$811,394	100%

Included in Multi-family non-residential construction is $721.6 million of LIHTC construction loans which provide financing for the construction of both new LIHTC real estate projects and the rehabilitation of existing LIHTC real estate projects.  Most of these will convert to LIHTC permanent loans upon completion of construction.

Additionally, the Company had approximately $119.7 million and $78.0 million of residential construction loans outstanding as of December 31, 2022 and 2021, respectively. Of this amount, approximately 61% was considered speculative, while 39% was pre-sold at December 31, 2022, and approximately 52% was considered speculative, while 48% was pre-sold at December 31, 2021.

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

	For the year ended December 31,
	2022	2021	2020
	(dollars in thousands)

Originations of residential real estate loans	$148,845	$249,892	$281,662
Sales of residential real estate loans	$103,705	$201,638	$234,512
Percentage of sales to originations	70%	81%	83%

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

Human Capital Resources.  The Company is a relationship driven company and its ability to attract and retain exceptional employees is key to its success. As of December 31, 2022, the Company employed 924 full-time employees and 77 part-time employees across all locations.  The employees are not represented by a collective bargaining unit.

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

The Company is committed to fostering and preserving a culture of diversity, equity, and inclusion, and believes its differences, of every kind, make the company and its communities better.  During recent years, the Company focused on  several initiatives to promote diversity, equity, and inclusion across its organization.  A few specific actions included rolling out a diversity survey for the third year to gather feedback from all employees, several diversity and inclusion sessions and workshops across our different entities facilitated by our Diversity Officer as well as the formation of Inclusion Committees across our different entities.

The Company strives to maintain a culture in which employees feel valued and, to that end, regularly solicits feedback from employees to understand their views about their work environment and the Company’s culture. The results from employee engagement surveys are used to implement programs and processes designed to enhance engagement and improve the employee experience. In 2022, 90% of employees participated in the annual employee engagement survey, exceeding the Company goal of 80%, and the Company received a strong employee engagement score of 78%, above the national benchmark of 74%.

The primary regions in which the subsidiary banks operate – the Quad Cities, Cedar Rapids, Marion, Waterloo/Cedar Falls, Des Moines, Iowa and Springfield/Joplin, Missouri – generally have strong labor markets, with unemployment rates of 3.1% and 2.8% in Iowa and Missouri, respectively.

ESG Commitment. The Company is built on relationships and integrity.  We adhere to those principles in all areas of our business and in our communities and believe that meaningful environmental, social and governance programs will drive shareholder value and make us a better company.  We believe in responsible use of our resources with a focus on sustainability.  We are committed to supporting the communities in which we live and work, to integrity in our business practices, and to strong corporate governance principles. With numerous programs and activities aligned with the ESG framework, we continue to develop and enhance our long-term plan for the future.  We are advancing standard reporting processes and gathering benchmarking data to generate meaningful ESG goals for our company.

Competition. The Company currently operates in the highly competitive Quad Cities, Cedar Rapids, Marion, Waterloo/Cedar Falls, Des Moines, Iowa and Springfield/Joplin, Missouri markets. Competitors include not only other commercial banks, credit unions, thrift institutions, and mutual funds, but also insurance companies, FinTech companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Many of these competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to traditional banking services. The Company also competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits.

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

It is currently expected that during 2023, and perhaps beyond, the Federal Open Market Committee of the Federal Reserve, or FOMC, will continue to increase interest rates to reduce the rate of inflation.  In 2022, the FOMC increased at various dates throughout the year the target range for the federal funds rate from 0.00% to 0.25% to a range of 4.25% to 4.50%.  All of these increases were expressly made in response to inflationary pressures, which are currently expected to continue in 2023.  If the FOMC further increases the targeted federal funds rates, overall interest rates will likely rise, which may negatively impact the entire national economy.  In addition, our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other assets.  Rising interest rates also may reduce the demand for loans and the value of fixed-rate investment securities.  These effects from interest rate changes or from other sustained economic stress or a recession, among other matter, could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments such as the war in Ukraine and resulting disruptions in the global energy market, the effects of the pandemic in China, and tight labor market conditions and supply chain issues, there is a meaningful risk that the Federal Reserve and other central banks may raise interest rates more than expected, thereby limiting economic growth and potentially causing an economic recession.  This could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

The market value of investments in our securities portfolio has become increasingly volatile in recent years, and as of December 31, 2022, we had gross unrealized losses of $116.7 million, or 11.8% of amortized cost, in our investment portfolio (offset by gross unrealized gains of $5.5 million). If we are forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities.  Our securities portfolio has an average duration of 8 years, so we expect an increase in realized losses if interest rates continue to increase in 2023.

The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as changes in the interest rate environment, negative trends in the residential and commercial real estate markets, ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we formally evaluate investments and other assets for impairment indicators. Reduction in the value, or impairment of our investment securities, can impact our earnings and common stockholders' equity. We maintained a balance of $928.1 million, or 12% of our assets, in investment securities at December 31, 2022. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we may have to record provision expense to establish an allowance for credit losses on our carried at fair value debt securities, and we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the value of investment securities is impaired, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Based on management's evaluation, it was determined that the gross unrealized losses at December 31, 2022 were primarily a function of the changes in certain market interest rates.

A large percentage of our investment securities has fixed interest rates and are classified as available for sale. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets.  This imbalance can create significant earnings volatility because interest rates change over time. As interest rates have increased, our cost of funds has increased more rapidly than the yields on a substantial portion of our interest-earning assets. In addition, the market value of our fixed-rate assets, for example, our investment securities, has declined in recent periods.  In line with the foregoing, we have experienced and may continue to experience an increase in the cost of interest-bearing liabilities primarily due to raising the rates we pay on some of our deposit products to stay competitive within our market and an increase in borrowing costs from increases in the federal funds rate. Community banks rely more heavily than larger institutions on net interest income as a revenue source. Larger institutions generally have more diversified sources of noninterest income.

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

The United States has recently experienced elevated levels of inflation, with the consumer price index climbing 6.5% in 2022.  Continued elevated levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse.  For example, elevated inflation harms consumer purchasing power, which could negatively affect our retail customers and the economic environment and, ultimately, many of our business customers, and could also negatively affect our levels of non-interest expense.  In addition, if interest rates continue to continue to rise in response to elevated levels of inflation, the value of our securities portfolio could be negatively impacted. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

Labor shortages and failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, decreased labor force size and participation rates. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.

In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

The COVID-19 pandemic could continue to have adverse effects on our business.

The COVID-19 pandemic has had a significant economic impact on the communities in which we operate, our borrowers and depositors, and the national economy generally. These effects have diminished in the past year, but future developments and uncertainties will be difficult to predict, such as the potential emergence of a new variant, the course of the pandemic in China and other major economies, the persistence of pandemic-related work and lifestyle changes, changes in consumer preferences associated with the emergence of the pandemic, and other market disruptions. Any such developments could have a complex and negative effect on our business, including with respect to the prevailing economic environment, our lending and investment activities, and our business operations.

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

As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve. QCBT, CRBT and CSB, as Iowa-chartered state member banks, are subject to regulation and supervision primarily by both the Iowa Superintendent and the Federal Reserve. GB, as a Missouri-chartered commercial bank, is subject to regulation by both the Missouri Division of Finance and the Federal Reserve. We and our banks undergo periodic examinations by these regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.  The primary federal and state banking laws and regulations that affect us are described in Appendix A “Supervision and Regulation” to this report. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.

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

The Company and each of its banking subsidiaries are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations, which have recently increased due to the effectiveness of the Basel III regulatory capital reforms. We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations. Our ability to raise additional capital, when and if needed or desired, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market conditions, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. In particular, if we were required to raise additional capital in the current interest rate environment, we believe the pricing and other terms investors may require in such an offering may not be attractive to us. Our failure to meet these capital and other regulatory requirements could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition.

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

There are risks inherent in making any loan, including risks inherent in dealing with specific borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. In general, these risks have increased as a result of the recent increases in prevailing interest rates and uncertainties associated with inflation, which have potentially increased the risk of a near-term decline in growth or an economic downturn. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department and an external third party. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.

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

C&I loans were $1.7 billion, or approximately 28% of our total loan/lease portfolio, as of December 31, 2022. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than the other types of loans to adverse condition in the general economy.  For example, the cumulative effects of decreased economic activity, changes in the economy and overall business environment, labor availability shortages and supply chain constraints as a result of the COVID-19 pandemic have adversely affected C&I loans, and we expect this trend to continue for certain portions of our loan portfolio, depending on the strength and speed of economic recovery and other factors, particularly if general economic conditions worsen.

Most often, the collateral for C&I loans is accounts receivable, inventory, equipment and real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers, which could decline in the case of an economic recession. The collateral securing these loans may lose value over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. As a result of the recent increase in interest rates and other factors, we have observed a corresponding decline in the value of commercial real estate securing these loans.

Our loan/lease portfolio has a significant concentration of CRE loans, which involve risks specific to real estate values.

CRE lending comprises a significant portion of our lending business. Specifically, CRE loans were $3.9 billion, or approximately 64% of our total loan/lease portfolio, as of December 31, 2022. Of this amount, $629.4 million, or approximately 16%, was owner-occupied. The market value of real estate securing our CRE loans can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of securities and/or loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, deposits, investment maturities, repayments, and calls, and loan/lease repayments. Additional liquidity is provided by federal funds purchased from the FRB or other correspondent banks, FHLB advances, wholesale and customer repurchase agreements, brokered deposits, and the ability to borrow at the FRB's Discount Window. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.  In addition, increased competition with the largest banks and Fintechs for retail deposits may impact our ability to raise funds through deposits and could have a negative effect on our liquidity.

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

We are a bank holding company, and our operations are primarily conducted by our subsidiary banks, which are subject to significant federal and state regulation. When available, cash to pay dividends to our stockholders is derived primarily from dividends received from our subsidiary banks. Our ability to receive dividends or loans from our subsidiary banks is restricted. Dividend payments by our subsidiaries to us in the future will require generation of future earnings by them and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, our right to participate in the assets of our subsidiary banks in the event of a liquidation or reorganization of any of the banks would be subject to the claims of the creditors of such bank, including depositors, which would take priority except to the extent we may be a creditor with a recognized claim. As of December 31, 2022, our subsidiary banks had deposits, borrowings and other liabilities in the aggregate of approximately $11.9 billion.

Our allowance may prove to be insufficient to absorb losses in our loan/lease portfolio.

We establish our allowance for credit losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2022, our allowance as a percentage of total gross loans/leases was 1.43%, and as a percentage of total NPLs was 1,000.07%.

In addition, we had net charge-offs as a percentage of gross average loans/leases of 0.06% for the year ended December 31, 2022. Because of the concentration of C&I and CRE loans in our loan portfolio, which tend to be larger in amount than residential real estate and installment loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance as of December 31, 2022 was adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance will prove sufficient to cover actual loan/lease losses in the future, particularly if economic conditions are more difficult than what management currently expects. Additional provisions and loan/lease losses in excess of our allowance may adversely affect our business, financial condition and results of operations.

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

While we do not offer products relating to digital assets, including cryptocurrencies, stablecoins and other similar assets, there has been a significant increase in digital asset adoption globally over the past several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers—which at present are not subject to the same degree of scrutiny and oversight as banking organizations and other financial institutions—are becoming active competitors to more traditional financial institutions.

The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations. Potential partnerships with digital asset companies, moreover, could also entail significant investment.

Increased competition may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan/lease rates and deposit rates or loan/lease terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to modify our underwriting standards, we could be exposed to higher losses from lending and leasing activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, have larger lending limits and offer a broader range of financial services than we can offer.

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

In June 2016, the FASB issued an accounting standard update, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaced the "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. The new CECL standard became effective for us on January 1, 2021.  Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. CECL also requires that an allowance for credit losses be established for any unfunded loan commitments that are not cancelable.  The measurement of expected credit losses requires significant use of management judgments and is based on information from past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the incurred loss model previously required under GAAP, which delayed recognition until it is probable a loss has been incurred. Accordingly, the adoption of the CECL model materially affected how we determine our allowance for credit losses and could require us to significantly increase our allowance in future periods.   Moreover, the CECL model may create more volatility in the level of the allowance for credit losses.  If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.  See Note 1 “Nature of Business and Significant Accounting Policies” of the notes to the consolidated financial statements for additional information on the impact of the adoption of this standard.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. In addition, trends in financial and business reporting, including environmental, social and governance (ESG) related disclosures, could require us to incur additional reporting expense. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations.

Operational Risks

The transition to an alternative reference rate could cause instability and have a negative effect on financial market conditions.

LIBOR represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021.  The end date for LIBOR has now been set for June 30, 2023, and U.S. Regulators have issued guidance that urges market participants to address their existing LIBOR exposures and transition to robust and sustainable alternative rates. The Alternative Reference Rate Committee has proposed that the SOFR is the rate that represents best practice as the alternative to U.S. dollar-LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR but has also advised participants to conduct a comprehensive evaluation of any alternative reference rates being considered for use.

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

The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business, particularly with respect to our core processing provider and our mobile banking provider. Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company's reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company's customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attacks (such as unauthorized access to the Company's systems). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have also increased.  In addition, cyber attackers have taken advantage of the pandemic to create campaigns to leverage individuals fears and uncertainties as well as capitalize on the increased number of transactions occurring on digital channels.  Industry trends in ransomware, phishing, and other intrusion methods have increased significantly and will continue to pose increased risk while the Company’s operations remain partially remote.

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

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to enabling us to better serve our customers, the effective use of technology increases efficiency and the potential for cost reduction. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. The widespread adoption of new technologies, including mobile banking services, cryptocurrencies and payment systems, could require us in the future to make substantial expenditures to modify or adapt our existing products and services as we grow and develop new products to satisfy our customers’ expectations and comply with regulatory guidance. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, a risk exists that we will not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

We have a substantial amount of debt outstanding and may incur additional indebtedness in the future, which could restrict our operations.

As of December 31, 2022, we had $281.3 million of total indebtedness outstanding at the holding company level. In the future, it is possible that we may not generate sufficient revenues to service or repay our debt, and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, and to pay dividends to our common stockholders. Moreover, the degree to which we are leveraged could have important consequences for our stockholders, including:

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

The Company is or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of our business and operations involve the risk of legal liability, and in some cases we or our subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from our business activities. In addition, companies in our industry are frequently the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business, or reputational harm.

Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to us from the legal proceedings in question.  Accordingly, our ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies, which could adversely affect our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.    Properties

The Company’s headquarters is located at 3551 7th Street, Moline, Illinois. The Company and its subsidiaries maintain numerous other facilities, including bank branch locations, which are occupied by the Company and its subsidiaries, and which house the executive and primary administrative offices of each respective entity or otherwise facilitate the business operations of the Company and its subsidiaries. Each such property is leased or owned by the Company or its subsidiaries and no such property is subject to any material encumbrance.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  The common stock, par value $1.00 per share, of the Company is listed on The Nasdaq Global Market under the symbol “QCRH”. The stock began trading on Nasdaq on October 6, 1993. As of February 15, 2023, there were 16,825,981 shares of common stock outstanding held by 663 holders of record. Additionally, there are an estimated 3,700 beneficial holders whose stock was held in the street name by brokerage houses and other nominees as of that date.

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

Purchase of Equity Securities by the Company.  There were 970,000, 293,153 and 100,932 shares of common stock purchased by the Company during the years ending December 31, 2022, 2021 and 2020, respectively. On February 13, 2020, the board of directors of the Company approved a share repurchase program under which the Company was authorized to repurchase, from time to time as the Company deemed appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  On May 19, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to an additional 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021.     All shares that were repurchased under the share repurchase program were retired.

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

January 1-31, 2022	—	—	394,085	405,915
February 1-28, 2022	—	—	394,085	405,915
March 1-31, 2022	77,500	$ 56.98	471,585	328,415
April 1-30, 2022	200,000	56.55	671,585	128,415
May 1-31, 2022	192,500	53.29	864,085	1,435,915
June 1-30, 2022	210,000	54.40	1,074,085	1,225,915
July 1-31, 2022	190,000	55.18	1,264,085	1,035,915
August 1-31, 2022	—	—	—	1,035,915
September 1-30, 2022	—	—	—	1,035,915
October 1-31, 2022	—	—	—	1,035,915
November 1-30, 2022	34,506	51.63	1,298,591	1,001,409
December 1-31, 2022	65,494	50.20	1,364,085	935,915

Stockholder Return Performance Graph. The following graph indicates, for the period commencing December 31, 2017 and ending December 31, 2022, a comparison of cumulative total returns for the Company, the Nasdaq Composite Index, and the SNL Bank Nasdaq Index prepared by S&P Global, Charlottesville, Virginia. The graph was prepared at the Company’s request by S&P Global. The information assumes that $100 was invested at the closing price on December 31, 2017 in the common stock of the Company and in each index, and that all dividends were reinvested.

Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
QCR Holdings, Inc.	100.00	75.33	103.62	94.27	133.99	119.32
Nasdaq Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
SNL Bank Nasdaq Index	100.00	82.29	112.01	100.46	138.97	109.23

Item 6. [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses 2022 and 2021 items and annual comparison between our fiscal 2022 performance compared to our fiscal 2021 performance.  A detailed review of our fiscal 2021 performance compared to our fiscal 2020 performance can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  This discussion should be read in conjunction with our Consolidated Financial Statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT. Over the past twenty-nine years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries. As of December 31, 2022, the Company had $7.9 billion in consolidated assets, including $6.1 billion in total loans/leases, and $6.0 billion in deposits. The financial results of acquired/merged entities for the periods since their acquisition/merger are included in this report. Further information related to acquired/merged entities has been presented in the Annual Reports previously filed with the SEC corresponding to the year of each acquisition/merger. On April 1, 2022, the Company completed its acquisition of GFED and on April 2, 2022 merged Guaranty Bank, the banking subsidiary of GFED, into the Company’s Springfield-based charter, Springfield First Community Bank.  The combined bank changed its name to Guaranty Bank.

CRITICAL ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance, determination of the fair value of loans acquired in business combinations, impairment of goodwill and the fair value of financial instruments. A more detailed discussion of these critical accounting policies and estimates can be found in Note 1 to the Consolidated Financial Statements.

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

As of November 30, 2022, the Company’s management performed an annual assessment at the reporting unit level and determined no goodwill impairment existed.

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

The Company’s allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts.  The methodologies apply historical loss information adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions that are expected to exist through the contractual lives of the financial assets and that are reasonable and supportable to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed.  If a loan is determined to no longer share similar risk characteristics with other assets in the segmented pool, it is evaluated on an individual basis.

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

Although management believes the level of the ACL as of December 31, 2022 was adequate to absorb losses inherent in the loan/lease portfolio and OBS exposures, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

FAIR VALUE OF LOANS ACQUIRED IN BUSINESS COMBINATIONS

Loans acquired in business combinations are initially recorded at fair value as adjusted for credit risk and an allowance for credit losses at the date of acquisition. For loans with no significant evidence of credit deterioration since origination, the difference between the fair value and the unpaid principal balance of the loan at the acquisition date is amortized into interest income using the effective interest method over the remaining period to contractual maturity.

Loans acquired with evidence of deterioration in credit quality since origination, or PCD loans, are accounted for in accordance with ASC Topic 326-20 “Financial instruments - credit losses.” Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. An allowance for credit losses is recognized by estimating the expected credit losses of the purchased asset and recording an adjustment to the acquisition date fair value to establish the initial amortized cost basis of the asset. Differences between the established fair value, or amortized cost basis, and the unpaid principal balance of the asset is considered to be a non-credit discount/premium and is accreted/amortized into interest income using the interest method in accordance with ASC 310-10. Subsequent changes to the allowance for credit losses are recorded through provision for credit loss expense using the same methodology as other loans held for investment.

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

EXECUTIVE OVERVIEW

The Company reported net income of $99.1 million for the year ended December 31, 2022, and diluted EPS of $5.87. For the same period in 2021 the Company reported net income of $98.9 million and diluted EPS of $6.20.

The year ended December 31, 2022 was highlighted by several significant items:

●	Annual net income of $99.1 million, or $5.87 per diluted share;
●	Record adjusted net income (non-GAAP) of $114.9 million, or $6.80 per diluted share, an increase of 14.8% and 8.5%, respectively, excluding one-time expenses associated with the GFED acquisition; and
●	Full year loan and lease growth of 14.6% for the year, excluding PPP and GFED acquired loans (non-GAAP).

Following is a table that represents the various net income measurements for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
	(dollars in thousands, except per share data)

Net income	$99,066	$98,905

Diluted earnings per common share	$5.87	$6.20

Weighted average common and common equivalent shares outstanding	16,890,007	15,944,708

The Company reported adjusted net income (non-GAAP) of $114.9 million, with adjusted diluted EPS of $6.80. See section titled “GAAP to Non-GAAP Reconciliations” for additional information. Adjusted net income for the year excludes a number of non-recurring items, after-tax, most significantly:

●	$9.8 million of CECL Day 2 provision for credit losses related to the GFED acquisition;
●	$4.4 million of post-acquisition compensation, transition and integration costs; and
●	$3.2 million of acquisition costs.

The increase in weighted average common shares outstanding when comparing the year ended December 31, 2022 to December 31, 2021 was primarily due to the common stock issuance in connection with the acquisition of GFED as discussed in Note 2 to the Consolidated Financial Statements.

Following is a table that represents the major income and expense categories.

	Year Ended December 31,
	2022	2021
	(dollars are in thousands)

Net interest income	$231,120	$178,233
Provision for credit losses	8,284	3,486
Noninterest income	80,729	100,422
Noninterest expense	190,016	153,702
Federal and state income tax expense	14,483	22,562
Net income	$99,066	$98,905

The following are some noteworthy developments in the Company’s financial results:

●	Net interest income grew $52.9 million, or 29.7%, in 2022 compared to the prior year. The increase in 2022 was primarily due to an improved net interest margin, driven primarily by our asset-sensitive balance sheet in the rising interest rate environment.

●	Provision expense increased $4.8 million when comparing 2022 to 2021. The increase in 2022 was due to a CECL Day 2 provision for credit losses on acquired loans with the GFED transaction. See the “Provision for Credit Losses” section of this report for additional details.

●	Noninterest income decreased $19.7 million, or 19.6% when compared to the prior year. The decrease in 2022 was primarily attributable to lower capital markets revenue from swap fee income. Lower capital markets revenue was due to delays in client projects caused by ongoing supply chain disruptions, inflationary pressures and higher interest rates. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. The Company has a strong pipeline for this business and expects it to be a solid source of fee income in 2023.

●	Noninterest expense increased $36.3 million, or 23.6%, in 2022 compared to the prior year, primarily due to acquisition costs and post-acquisition compensation, transition and integration costs of $9.2 million associated with the acquisition of GFED as well as nine months of operating expenses in 2022 for the combined Guaranty Bank entity as compared to 2021. See Note 2 of the Consolidated Financial Statements for further discussion.

STRATEGIC FINANCIAL METRICS

The Company has established strategic financial metrics by which it manages its business and measures its performance. The metrics are periodically updated to reflect business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company’s ability to achieve these metrics may be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of this Annual Report on Form 10-K. The Company’s strategic financial metrics are as follows:

●	Grow loans/leases by 9% per year, funded by core deposits;
●	Grow fee-based income by at least 6% per year; and

●	Limit our annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			For the Year Ending
Strategic Financial Metric*	Key Metric	Target	December 31, 2022	December 31, 2021
Loan and lease growth organically **	Loans and leases growth	> 9% annually	14.6%	16.9%
Fee income growth ***	Fee income growth	> 6% annually	(21.5)%	(10.1)%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	18.8%	4.0%

* The calculations provided exclude non-core noninterest income and noninterest expense.

** Loan and lease growth excludes the initial loan balances from the GFED acquisition and PPP loans.

*** Fee income growth and noninterest expense growth are both impacted by the GFED acquisition.

It should be noted that these initiatives are long-term targets.

STRATEGIC DEVELOPMENTS

The Company took the following actions in 2022 to support our corporate strategy and further the strategic financial metrics shown above:

●	The Company grew loans and leases in 2022 by 31.2%. Loan and lease growth excluding PPP and GFED acquired loans (non-GAAP) was 14.6%. The loan growth was driven by both our specialty finance group and our traditional commercial lending and leasing businesses.

●	Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states it currently serves – Iowa, Wisconsin, Missouri and Illinois. The Company acts as the correspondent bank for 185 downstream banks with total average noninterest bearing deposits of $246.0 million and total average interest-bearing deposits of $330.7 million for 2022. This line of business provides a strong source of noninterest bearing and interest-bearing deposits, fee income, high-quality loan participations and bank stock loans. The Company also manages off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks of $339.5 million as of December 31, 2022.

●	The Company is focused on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. Levels of capital markets revenue from swap fee income are influenced by prevailing interest rates. Capital markets revenue from swap fee income totaled $41.3 million in 2022 as compared to $61.0 million in 2021. Capital markets revenue from swap fees averaged $10.3 million per quarter for the year 2022 and $15.2 million per quarter for the year 2021.

●	In recent years, the Company has been successful in expanding its wealth management client base. Trust fees continue to be a significant contributor to noninterest income. Assets under management decreased by $842.4 million in 2022 due to market volatility. There were 340 new relationships added in 2022 totaling $481.0 million of new assets under management. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust fees are determined based on the value of the investments within the fully-managed trusts. The Company expects trust fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.
●	Noninterest expense in 2022 totaled $190.0 million as compared to $153.7 million in 2021. The increase was primarily due to $9.2 million of acquisition costs and post-acquisition compensation, transition and integration costs in 2022 related to the acquisition of GFED, as discussed in the Company’s financial statements and the accompanying notes presented elsewhere in this Annual Report on Form 10-K. In addition, the increase is due to nine months of operating expenses in 2022 for the combined Guaranty Bank entity as compared to 2021.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “adjusted net income”, “adjusted EPS”, “adjusted ROAA”, “NIM (TEY)”, “adjusted NIM”, “efficiency ratio” and “loan growth excluding acquired and PPP loans”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

●	TCE/TA ratio (non-GAAP) is reconciled to stockholders’ equity and total assets;
●	Adjusted net income, adjusted EPS and adjusted ROAA (all non-GAAP measures) are reconciled to net income;
●	NIM (TEY) (non-GAAP) and adjusted NIM (TEY) (non-GAAP) are reconciled to NIM;
●	Efficiency ratio (non-GAAP) is reconciled to noninterest expense, net interest income and noninterest income; and
●	Loan growth excluding acquired and PPP loans (non-GAAP) is reconciled to total loans and leases.

The TCE/TA non-GAAP ratio has been a focus for our investors and management believes that this ratio may assist investors in analyzing the Company’s capital position without regard to the effects of intangible assets.

The following tables also include several “adjusted” non-GAAP measurements of financial performance.  The Company’s management believes that these measures are important to investors as they exclude non-core or non-recurring income and expense items; therefore, they provide a better comparison for analysis and may provide a better indicator of future performance.

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

Loan growth, excluding acquired and PPP loans, is a ratio that management utilizes to compare the Company to its peers.  The Company’s management believes this financial measure is important to investors as total loans and leases for the years ended December 31, 2022 and 2021 were materially higher due to the addition of acquired and PPP loans.  By excluding the acquired and PPP loans, the investor is provided a better comparison to prior years for analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

	As of
GAAP TO NON-GAAP	December 31,	December 31,
RECONCILIATIONS	2022	2021

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$772,724	$677,010
Less: Intangible assets	154,366	83,415
TCE (non-GAAP)	$618,358	$593,595

Total assets (GAAP)	$7,948,837	$6,096,132
Less: Intangible assets	154,366	83,415
TA (non-GAAP)	$7,794,471	$6,012,717

TCE/TA ratio (non-GAAP)	7.93%	9.87

	For the Year Ended
	December 31,	December 31,
	2022	2021

ADJUSTED NET INCOME
Net income (GAAP)	$99,066	$98,905
Less non-core items (post-tax) (*):
Income:
Securities losses, net	$—	$(69)
Fair value gain (loss) on derivatives	1,560	135
Gain on sale of loan	—	28
Total non-core income (non-GAAP)	$1,560	$94
Expense:
Disposition costs	$—	$10
Acquisition costs	3,198	493
Post-acquisition compensation, transition and integration costs	4,366	—
CECL Day 2 credit loss expense on acquired non-PCD loans	8,651	—
CECL Day 2 credit loss expense on acquired OBS exposure	1,140	—
Separation agreement	—	734
Total non-core expense (non-GAAP)	$17,355	$1,237

Adjusted net income (non-GAAP)	$114,861	$100,048

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$114,861	$100,048

Weighted average common shares outstanding	16,681,844	15,708,744
Weighted average common and common equivalent shares outstanding	16,890,007	15,944,708

Adjusted EPS (non-GAAP):
Basic	$6.89	$6.37
Diluted	$6.80	$6.27

ADJUSTED ROAA
Adjusted net income (non-GAAP) (from above)	$114,861	$100,048

Average Assets	$7,206,180	$5,890,042

Adjusted ROAA (non-GAAP)	1.59%	1.70%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$231,120	$178,233
Plus: Tax equivalent adjustment	16,340	10,211
Net interest income - tax equivalent (non-GAAP)	$247,460	$188,444
Less: Acquisition accounting net accretion	8,581	1,340
Adjusted net interest income	$238,879	$187,104

Average earning assets	$6,628,224	$5,398,868

NIM (GAAP)	3.49%	3.30%
NIM (TEY) (non-GAAP)	3.73%	3.49%
Adjusted NIM (TEY) (non-GAAP)	3.60%	3.47%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$190,016	$153,702

Net interest income (GAAP)	$231,120	$178,233
Noninterest income (GAAP)	80,729	100,422
Total income	$311,849	$278,655

Efficiency ratio (noninterest expense/total income) (non-GAAP)	60.93%	55.16%

LOAN GROWTH, EXCLUDING ACQUIRED AND PPP LOANS
Total loans and leases	$6,138,871	$4,680,132
Less: Acquired loans	807,599	—
Less: PPP loans	69	28,181
Total loans and leases, excluding acquired and PPP loans	$5,331,203	$4,651,951

Loan growth, excluding acquired and PPP loans	14.60%	16.94%

*    Non-core or non-recurring items (after-tax) are calculated using an estimated effective tax rate of 21% with the exception of acquisition costs which has an estimated effective tax rate of 13.62%.

NET INTEREST INCOME AND MARGIN (TAX EQUIVALENT BASIS)

Net interest income, on a GAAP basis, increased 30% for the year ended December 31, 2022, compared to the prior year. Net interest income, on a tax equivalent basis (non-GAAP), increased 31% to $247.5 million for the year ended December

31, 2022, as compared to the prior year. Net interest income improved primarily due to the Company’s asset-sensitive balance sheet in the rising interest rate environment.

A comparison of yields, spread and margin on a GAAP and tax equivalent basis is as follows:

	GAAP		Tax Equivalent Basis
	For the Year Ended		For the Year Ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Average Yield on Interest-Earning Assets	4.41%	3.71%	4.66%	3.90%
Average Cost of Interest-Bearing Liabilities	1.28%	0.59%	1.28%	0.59%
Net Interest Spread	3.13%	3.12%	3.38%	3.31%
NIM (TEY) (Non-GAAP)	3.49%	3.30%	3.73%	3.49%
NIM Excluding Acquisition Accounting Net Accretion	3.36%	3.28%	3.60%	3.47%

Acquisition accounting net accretion can fluctuate, mostly depending on the payoff or renewal activity of the acquired loans. In evaluating net interest income and NIM, it's important to understand the impact of acquisition accounting net accretion when comparing periods. The above table reports NIM with and without the acquisition accounting net accretion to allow for more appropriate comparisons.  A comparison of acquisition accounting net accretion included in NIM is as follows:

	For the Year Ended
	December 31,	December 31,
	2022	2021
	(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$8,581	$1,340

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

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories are presented in the following table:

	Year Ended December 31,
	2022			2021			2020
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$14,436	$410	2.84%	$1,964	$2	0.10%	$2,398	$19	0.79%
Interest-bearing deposits at financial institutions	63,448	1,089	1.72	116,421	173	0.15	315,616	669	0.21
Investment securities (1)	910,712	36,359	3.99	804,636	29,504	3.66	715,808	26,773	3.74
Restricted investment securities	35,554	2,068	5.73	19,386	950	4.83	20,270	1,031	5.00
Gross loans/leases receivable (1) (2) (3)	5,604,074	268,985	4.80	4,456,461	179,738	4.03	4,031,567	178,097	4.42
Total interest earning assets	$6,628,224	308,911	4.66	$5,398,868	210,367	3.90	$5,085,659	206,589	4.06

Noninterest-earning assets:
Cash and due from banks	$75,975			$60,298			$80,208
Premises and equipment	106,591			75,015			73,063
Less allowance	(85,745)			(81,633)			(55,275)
Other	481,135			420,809			420,419
Total assets	$7,206,180			$5,873,357			$5,604,074

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$3,715,017	35,359	0.95%	$3,058,917	8,621	0.28%	$2,797,669	11,980	0.43%
Time deposits	568,245	7,003	1.23	448,191	4,679	1.04	690,222	11,289	1.64
Short-term borrowings	8,637	299	3.46	6,281	5	0.08	22,625	84	0.37
FHLB advances	286,474	6,954	2.39	23,389	70	0.30	74,167	1,087	1.44
Other borrowings	1,068	53	4.96	—	—	—	—	—	—
Subordinated notes	165,685	9,200	5.55	115,398	6,272	5.44	83,404	4,697	5.63
Junior subordinated debentures	45,497	2,583	5.60	38,067	2,276	5.90	37,913	2,286	5.93
Total interest-bearing liabilities	$4,790,623	61,451	1.28	$3,690,243	21,923	0.59	$3,706,000	31,423	0.85

Noninterest-bearing demand deposits	$1,393,284			$1,269,467			$1,052,375
Other noninterest-bearing liabilities	274,241			276,457			279,459
Total liabilities	$6,458,148			$5,236,167			$5,037,834

Stockholders' equity	748,032			637,190			566,240
Total liabilities and stockholders' equity	$7,206,180			$5,873,357			$5,604,074
Net interest income		$247,460			$188,444			$175,166
Net interest spread			3.38%			3.31%			3.21%
Net interest margin			3.49%			3.30%			3.28%
Net interest margin (TEY)(Non-GAAP)			3.73%			3.49%			3.44%
Adjusted net interest margin (TEY)(Non-GAAP)			3.60%			3.47%			3.38%

Ratio of average interest-earning assets to average interest-bearing liabilities	138.36%			146.30%			137.23%

(1)	Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

The Company’s components of change in net interest income are presented in the following table:

	For the years ended December 31, 2022 and 2021
	Inc./(Dec.)	Components		Inc./(Dec.)	Components
	from	of Change (1)		from	of Change (1)
	Prior Year	Rate	Volume	Prior Year	Rate	Volume

	2022 vs. 2021			2021 vs. 2020
	(dollars in thousands)			(dollars in thousands)
INTEREST INCOME
Federal funds sold	$408	$334	$74	$(17)	$(14)	$(3)
Interest-bearing deposits at financial institutions	916	1,030	(114)	(496)	(154)	(342)
Investment securities (2)	6,855	2,784	4,071	2,731	(576)	3,307
Restricted investment securities	1,118	204	914	(81)	(35)	(46)
Gross loans/leases receivable (2) (3)	89,247	38,013	51,234	1,641	(16,368)	18,009
Total change in interest income	$98,544	$42,365	$56,179	$3,778	$(17,147)	$20,925

INTEREST EXPENSE
Interest-bearing deposits	26,738	24,539	2,199	(3,359)	(4,422)	1,063
Time deposits	2,324	942	1,382	(6,610)	(3,375)	(3,235)
Short-term borrowings	294	291	3	(79)	(41)	(38)
Federal Home Loan Bank advances	6,884	2,634	4,250	(1,017)	(546)	(471)
Other borrowings	53	—	53	—	—	—
Subordinated notes	2,928	130	2,798	1,575	—	1,575
Junior subordinated debentures	307	(118)	425	(10)	—	(10)
Total change in interest expense	$39,528	$28,418	$11,110	$(9,500)	$(8,384)	$(1,116)

Total change in net interest income	$59,016	$13,947	$45,069	$13,278	$(8,763)	$22,041
(1)	The column "Inc/(Dec) from Prior Year" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

The Company’s operating results are also impacted by various sources of noninterest income, including trust fees, investment advisory and management fees, deposit service fees, swap fee income, gains from the sales of residential real estate loans and government guaranteed loans, earnings on BOLI and other income. Offsetting these items, the Company incurs noninterest expenses, which include salaries and employee benefits, occupancy and equipment expense, professional and data processing fees, FDIC and other insurance expense, loan/lease expense and other administrative expenses.

The Company’s operating results are also affected by economic and competitive conditions, particularly changes in interest rates, income tax rates, government policies and actions of regulatory authorities.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

INTEREST INCOME

For 2022, interest income increased $92.4 million, or 46%, compared to 2021.  For 2022, interest income (tax equivalent) increased $98.5 million, or 47%, compared to 2021.  This was due to an increase in the yield of average securities and average loans/leases as well as an increased volume of average loans/leases.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Comparing 2022 to 2021, interest expense increased $39.5 million, or 180%, year-over-year. The increase is primarily due to an increase in cost of funds given the rising rate environment. The Company’s cost of funds was 1.28% for the year ending December 31, 2022, which was up from 0.59% for the year ending December 31, 2021.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision for credit losses expense to provide an estimated ACL.  The following table shows the components for the provision for credit losses for the years ended December 31, 2022 and 2021.

	Year Ended
	December 31,	December 31,
	2022	2021

	(dollars in thousands)

Provision for credit losses - loans and leases	$9,636	$5,702
Provision for credit losses - off-balance sheet exposures	(1,334)	(2,231)
Provision for credit losses - held to maturity securities	(18)	15
Total provision for credit losses	$8,284	$3,486

The Company’s total provision for credit losses was $8.3 million for 2022, an increase of $4.8 million from 2021. The increase in provision on loans and leases was driven by the CECL Day 2 credit loss expense on performing loans of $11.0 million (pre-tax) as a result of the GFED acquisition, offset by negative provision recorded at the other three charters.  For the year ended December 31, 2022, the provision related to OBS was a negative $1.3 million which included a $1.4 million provision related to the acquisition of GFED, compared to a negative $2.2 million for the year ended December 31, 2021.  The decrease was due a reduction in the qualitative factors related to economic improvement in the CECL forecast along with improvement in economic factors and credit quality within the qualitative factor matrix.

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

The Company had an ACL on loans/leases of 1.43% of total gross loans/leases at December 31, 2022, compared to 1.68% of total gross loans/leases at December 31, 2021.  Management evaluates the allowance needed on the acquired loans factoring in the remaining discount, which was $6.1 million and $1.5 million at December 31, 2022 and 2021, respectively.

Additional discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the years ended December 31, 2022 and 2021.

	Year Ended
	December 31,	December 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)

Trust fees	$10,641	$11,206	$(565)	(5.0)%
Investment advisory and management fees	3,858	4,080	(222)	(5.4)
Deposit service fees	8,134	6,132	2,002	32.6
Gains on sales of residential real estate loans, net	2,411	4,397	(1,986)	(45.2)
Gains on sales of government guaranteed portions of loans, net	119	227	(108)	(47.6)
Swap fee income/capital markets revenue	41,309	60,992	(19,683)	(32.3)
Securities gains (losses), net	—	(88)	88	(100.0)
Earnings on bank-owned life insurance	2,056	1,838	218	11.9
Debit card fees	5,459	4,216	1,243	29.5
Correspondent banking fees	967	1,114	(147)	(13.2)
Loan related fee income	2,428	2,268	160	7.1
Fair value gain (loss) on derivatives	1,975	170	1,805	1061.8
Other	1,372	3,870	(2,498)	(64.5)
Total noninterest income	$80,729	$100,422	$(19,693)	(19.6)%

In recent years, the Company has been successful in expanding its wealth management customer base. Trust fees continue to be a significant contributor to noninterest income. Assets under management decreased by $842.4 million in 2022 due to market volatility.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust fees are determined based on the value of the investments within the fully-managed trusts. Trust fees decreased 5% in 2022 as compared to 2021 due to market volatility.  The Company expects trust fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuation.

Investment advisory and management fees decreased 5% in 2022 as compared to 2021. Similar to trust fees, fees from these services are largely determined based on the value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Deposit service fees increased 33% in 2022 as compared to 2021. The increase was primarily due to the GFED acquisition. The Company continues to emphasize shifting the mix of deposits from retail time deposits to non-maturity demand deposits across all its markets. With this continuing shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in-service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans, net, decreased 45% in 2022 as compared to 2021. The decrease was primarily due to decreased residential real estate purchases and the refinancing of residential real estate loans with higher interest rates in 2022.

The Company’s gains on the sale of government-guaranteed portions of loans for 2022 decreased 48% as compared to 2021. Over the past few years, competitors have been offering SBA and USDA loan candidates traditional financing without such a guarantee and the Company is not willing to relax its structure for those lending opportunities.

The Company has grown its interest rate swap program significantly over the past several years.  The Company’s interest rate swap program consists of back-to-back interest rate swaps with two types of commercial borrowers: (1) traditional commercial loans of a certain minimum size and sophistication, and (2) LIHTC permanent loans.  Most of the growth has been in the latter category as the Company has grown relationships with strong LIHTC developers with many years of experience.  The LIHTC industry is strong and growing with an increased need for affordable housing.  The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent upon the pricing. Swap fee income/capital markets revenue totaled $41.3 million in 2022 as compared to $61.0 million in 2021. The decrease was due to delays in client projects caused by ongoing supply chain disruptions, inflationary pressures and higher interest rates. Swap fee income relative to the increase in notional amount of the non-hedging interest rate swap contracts was 8.2% in 2022 and 9.9% in 2021.  The decrease in the ratio was primarily due to the steepening of the yield curve. In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans.  The mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans. Future levels of swap fee income are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

There were no securities gains or losses in 2022.  Securities losses, net of gains totaled $88 thousand in 2021.

Earnings on BOLI increased 12% in 2022. There were $10.0 million of purchases of BOLI in 2022 and there were no purchases of BOLI in 2021. Yields on BOLI (based on a simple average and excluding the impact of the federal income tax exemption) were 1.92% for 2022 and 2.94% for 2021. Notably, a portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity markets. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 30% in 2022. The increase was primarily due to the GFED acquisition. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees decreased 13% in 2022 due to higher earnings credits as the Federal Reserve increased rates continually in 2022. The fees are generally included in the earnings credit rates which incent the correspondent bank to maintain higher levels of noninterest bearing deposits to offset the correspondent banking fees.  Management will continue to evaluate earnings credit rates and the resulting impact on deposit balances and fees while balancing the ability to grow market share. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of noninterest bearing deposits that can be used to fund loan growth as well as a steady source of fee income.  The Company now serves 185 banks in Iowa, Illinois, Missouri and Wisconsin.

Loan related fee income increased 7% in 2022. The increase was primarily due to the increase in loan volume with the GFED acquisition.

Fair value gain (loss) on derivatives increased 1062% in 2022.  The increase was due to the rapidly rising interest rate environment.  The Company uses cap instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.  See Note 7 to the Consolidated Financial Statements for additional information.

Other noninterest income decreased 65% in 2022 primarily due to lower equity investment income and lower gains on disposal of leased assets.

NONINTEREST EXPENSES

The following tables set forth the various categories of noninterest expenses for the years ended December 31, 2022 and 2021.

	Year Ended
	December 31,	December 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$115,368	$100,907	$14,461	14.3%
Occupancy and equipment expense	21,975	15,918	6,057	38.1
Professional and data processing fees	16,282	14,579	1,703	11.7
Acquisition costs	3,715	624	3,091	495.4
Post-acquisition compensation, transition and integration costs	5,526	—	5,526	100.0
Disposition costs	—	13	(13)	(100.0)
FDIC insurance, other insurance and regulatory fees	5,806	4,475	1,331	29.7
Loan/lease expense	1,829	1,671	158	9.5
Net cost of (income from) and gains/losses on operations of other real estate	(40)	(1,420)	1,380	(97.2)
Advertising and marketing	4,958	4,254	704	16.5
Communication and data connectivity	2,213	1,798	415	23.1
Supplies	1,109	1,053	56	5.3
Bank service charges	2,282	2,173	109	5.0
Correspondent banking expense	840	799	41	5.1
Intangibles amortization	2,854	2,032	822	40.5
Payment card processing	1,964	1,412	552	39.1
Trust expense	775	758	17	2.2
Other	2,560	2,656	(96)	(3.6)
Total noninterest expense	$190,016	$153,702	$36,314	23.6%

Management places strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency. One-time charges relating to acquisitions and post-acquisition compensation, transition and integration cost impacted expense in 2022.

Salaries and employee benefits, which is the largest component of noninterest expense, increased 14% in 2022 as compared to 2021. This increase was primarily related to the GFED acquisition, which resulted in an increase of 165 full-time equivalent employees.

Occupancy and equipment expense increased 38% in 2022 as compared to 2021. This increase was due to higher depreciation expense and computer hardware expense related to the GFED acquisition.

Professional and data processing fees increased 12% in 2022 as compared to 2021. The increase was primarily due to the GFED acquisition.  Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

Acquisition costs totaled $3.7 million in 2022 and $624 thousand in 2021.  These costs were comprised of primarily legal, accounting and other professional fees related to the GFED acquisition described in Note 2 to the Consolidated Financial Statements.

Post-acquisition compensation, transition and integration costs totaled $5.5 million in 2022.  There were no post-acquisition compensation, transition and integration costs in 2021. These costs were comprised primarily of personnel costs, IT integration, and conversion costs related to the acquisition of GFED.

There were no disposition costs in 2022. Disposition costs totaled $13 thousand for 2021. The costs were comprised primarily of legal, accounting, disposal of fixed assets and prepaids, personnel costs and IT deconversion costs related to the sale of the Bates Companies.    See Note 2 to the Consolidated Financial Statements for further discussion.

FDIC insurance, other insurance and regulatory fee expense increased 30% in 2022.  The increase in expense was due to the GFED acquisition as well as an increase in the asset size of the Company in 2022 which increased the Company’s insurance rates and expenses.

Loan/lease expense increased 10% in 2022 as compared to 2021. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net income from operations totaled $40 thousand for 2022 as compared to net income of operations of $1.4 million for 2021. The higher amount in 2021 is due primarily to the gain on sale of a large property.

Advertising and marketing expense increased 17% in 2022 as compared to 2021. The increase in expense was primarily due to the return to more normal operations during the second half of 2021 and the full year of 2022 in response to improvements in the general economic environment due to COVID-19 as well as the GFED acquisition.

Communication and data connectivity expense increased 23% in 2022 as compared to 2021. The increase is primarily due to the GFED acquisition.

Supplies expense increased 5% in 2022 as compared to 2021. The increase is primarily due to the GFED acquisition.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased 5% in 2022 as compared to 2021.   As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses is expected to also increase.

Correspondent banking expense increased 5% in 2022 as compared to 2021. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services.

Intangible amortization expense increased 41% in 2022 as compared to 2021. The increase is due to the GFED acquisition. These expenses naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

Payment card processing expense increased 39% in 2022 as compared to 2021. The increase is due to the GFED acquisition.

Trust expense increased 2% in 2022 as compared to 2021. The increase was due to new relationships added in 2022 totaling $481.0 million of new assets under management.

Other noninterest expense decreased 4% in 2022 as compared to 2021.  The decrease was due primarily to losses on disposal of fixed assets no longer in service.  Also included in other noninterest expense are other items such as subscriptions, sales and use tax and expenses related to wealth management.

INCOME TAX EXPENSE

The provision for income taxes was $14.5 million for 2022, or an effective tax rate of 12.7%, compared to $22.6 million for 2021, or an effective tax rate of 18.6%.  Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 14 to the Consolidated Financial Statements for additional details.

FINANCIAL CONDITION AS OF DECEMBER 31, 2022 AND 2021

OVERVIEW

Following is a table that represents the major categories of the Company’s balance sheet.

	As of December 31,
	2022		2021

	(dollars in thousands)

	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$183,993	2%	$125,152	2%
Securities	928,102	12%	810,215	13%
Net loans/leases	6,051,165	76%	4,601,411	75%
Derivatives	177,631	2%	222,220	4%
Other assets	607,946	8%	337,134	6%
Total assets	$7,948,837	100%	$6,096,132	100%

Total deposits	$5,984,217	75%	$4,922,772	80%
Total borrowings	825,894	10%	170,805	3%
Derivatives	200,701	3%	225,135	4%
Other liabilities	165,301	2%	100,410	2%
Total stockholders' equity	772,724	10%	677,010	11%
Total liabilities and stockholders' equity	$7,948,837	100%	$6,096,132	100%

In 2022, total assets increased $1.9 billion, or 30%. The Company’s securities portfolio increased $117.9 million, or 15%, during 2022.  The Company’s loan/lease portfolio increased $1.5 billion, or 32%, during 2022. Deposits grew $1.1 billion, or 22%, during 2022. Borrowings increased $655.1 million, or 384%, during 2022. The increases were primarily due to the GFED acquisition and strong growth.

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

Following is a breakdown of the Company’s securities portfolio by type, the percentage of net unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration as of December 31, 2022 and 2021.

	2022		2021
	Amount	%	Amount	%
	(dollars in thousands)

U.S. treasuries and govt. sponsored agency securities	$16,981	2%	$23,328	3%
Municipal securities	779,270	84%	639,601	79%
Residential mortgage-backed and related securities	66,215	7%	94,323	12%
Asset-backed securities	18,728	2%	27,124	3%
Other securities	46,908	5%	25,839	3%
	$928,102	100%	$810,215	100%

Securities as a % of total assets	11.68%		13.29%
Net unrealized gains (losses) as a % of Amortized Cost	(11.26)%		7.17%
Duration (in years)	7.7		8.2
Quarterly yield on investment securities (tax equivalent)	3.99%		3.66%

Due to the sharp increase in intermediate and long-term interest rates during 2022, the valuation of the Company’s AFS portfolio declined significantly.  As a result, the Company’s net unrealized gains as a percentage for amortized cost changed from 7.17% as of December 31, 2021 to a net unrealized loss as a percentage of amortized cost of (11.26)% as of December 31, 2022.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities.

The following is a breakdown of the weighted-average yield for each range of maturities by category of debt securities that are not held at fair value:

		Weighted
	Amortized	Average
	Cost*	Yield

	(dollars in thousands)
Municipal securities:
Within 1 year	$3,069	2.11%
After 1 but within 5 years	18,448	4.06%
After 5 but within 10 years	70,972	3.93%
After 10 years	493,783	4.14%
Total	$586,272	4.10%

Other securities:
Within 1 year	$500	4.39%
After 1 but within 5 years	550	3.97%
Total	$1,050	4.17%

Total HTM Securities	$587,322

* Amortized cost above excludes ACL of $180 thousand.

The weighted-average yield is calculated by dividing the total interest for each security per maturity range by the total amortized cost within that maturity range. Yields are not computed on a tax equivalent basis.

There have been no major changes within the tax-exempt portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s investment securities.

LOANS/LEASES

Total loans/leases grew 31.2% in 2022 over 2021. Total loans/leases, excluding acquired and PPP loans (non-GAAP) grew 14.6% in 2022 over 2021. The mix of loan/lease types within the Company’s loan/lease portfolio is presented in the following tables.

	As of
	December 31, 2022		December 31, 2021
	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$296,869	5%	$248,483	5%
C&I - other *	1,451,693	23%	1,346,602	29
CRE - owner occupied	629,367	10%	421,701	9
CRE - non-owner occupied	963,239	16%	646,500	14
Construction and land development	1,192,061	19%	918,571	20
Multi-family	963,803	16%	600,412	12
Direct financing leases	31,889	1%	45,191	1
1-4 family real estate	499,529	8%	377,361	8
Consumer	110,421	2%	75,311	2
Total loans/leases	$6,138,871	100%	$4,680,132	100%
Less allowance	(87,706)		(78,721)
Net loans/leases	$6,051,165		$4,601,411

As CRE loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s CRE loan portfolio.  For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk.  As of December 31, 2022, approximately 16% of the CRE loan portfolio was owner-occupied.

Historically, the Company structures most residential real estate loans to conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell the loans on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans and recognizing noninterest income from the gain on sale. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans in the table above. Historically, the subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable-rate mortgages that mature or adjust in one to five years, and then retain these loans in their portfolios. The Company holds a limited amount of 15-year fixed rate residential real estate loans originated in prior years that met certain credit guidelines. In addition, the Company has not originated any subprime, Alt-A, no documentation, or stated income residential real estate loans throughout its history.

The following tables set forth the remaining maturities by loan/lease type as of December 31, 2022 and 2021. Maturities are based on contractual dates.

	As of December 31, 2022
					Maturities After One Year
	Due in one	Due after one	Due after 5	Due after	Predetermined	Adjustable
	year or less	through 5 years	through 15 years	15 years	interest rates	interest rates
	(dollars in thousands)

C&I - revolving	$209,006	$80,044	$7,819	$—	$19,239	$68,624
C&I - other	289,733	722,893	269,304	169,763	836,744	325,216
CRE - owner occupied	52,577	330,659	206,539	39,592	380,984	195,806
CRE - non-owner occupied	96,455	604,487	217,310	44,987	629,656	237,128
Construction and land development	229,992	240,920	42,180	678,969	221,366	740,703
Multi-family	23,053	105,504	312,482	522,764	124,793	815,957
Direct financing leases	1,843	28,694	1,352	—	30,046	—
1-4 family real estate	26,753	146,524	170,636	155,616	374,875	97,901
Consumer	13,965	44,403	50,878	1,175	36,218	60,238
	$943,377	$2,304,128	$1,278,500	$1,612,866	$2,653,921	$2,541,573

	As of December 31, 2021
					Maturities After One Year
	Due in one	Due after one	Due after	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	15 years	interest rates	interest rates
	(dollars in thousands)

C&I - revolving	$198,861	$44,927	$4,695	$—	$10,852	$38,770
C&I - other	320,932	591,103	222,408	212,159	725,568	300,102
CRE - owner occupied	39,959	188,408	163,862	29,472	228,247	153,495
CRE - non-owner occupied	97,300	347,215	156,558	45,427	342,349	206,851
Construction and land development	144,624	159,408	45,608	568,931	161,195	612,752
Multi-family	27,483	67,407	134,919	370,603	67,055	505,874
Direct financing leases	2,514	42,253	424	—	42,677	—
1-4 family real estate	21,190	92,443	113,049	150,679	316,356	39,815
Consumer	8,968	32,787	32,654	902	17,860	48,483
	$861,831	$1,565,951	$874,177	$1,378,173	$1,912,159	$1,906,142

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

Changes in the ACL for loans/leases for the years ended December 31, 2022, 2021 and 2020 are presented as follows:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020

	(dollars in thousands)

Balance, beginning	$78,721	$84,376	$36,001
Impact of adopting ASU 2016-13	—	(8,102)	—
Initial ACL recorded for acquired PCD loans	5,902	—	—
Provision	9,636	5,702	55,704
Charge-offs	(7,525)	(4,538)	(8,383)
Recoveries	972	1,283	1,054
Balance, ending	$87,706	$78,721	$84,376

The Company recorded an $11.0 million (pre-tax) provision for credit losses on loans in 2022, for the CECL Day 2 provision as a result of the GFED acquisition.

Net charge-offs by segment and their percentage of average loans and leases are as follows:

	Year ended December 31,
	2022		2021
	Amount	% of Average Loans	Amount	% of Average Loans

	(dollars in thousands)

Average amount of loans/leases outstanding, before allowance	$5,604,074		$4,456,461

Net charge-offs:
C&I - Revolving	—	0.00	—	0.00
C&I - Other	(5,600)	0.10	(1,697)	0.04
CRE owner occupied	6	0.00	3	0.00
CRE non-owner occupied	(96)	0.00	(1,791)	0.04
Construction and land development	(829)	0.01	—	0.00
Multi-family	43	(0.00)	(150)	0.00
1-4 family real estate	(21)	0.00	102	0.00
Consumer	(56)	0.00	278	(0.01)
Total net charge-offs	$(6,553)		$(3,255)

Changes in the ACL for OBS exposures for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	(dollars in thousands)

Balance, beginning	$6,886	$—
Impact of adopting ASU 2016-13	—	9,117
Provisions (credited) to expense	(1,334)	(2,231)
Balance, ending	$5,552	$6,886

The ACL for OBS exposures totaled $9.1 million at the adoption of CECL on January 1, 2021.  The Company recorded negative $1.3 million of provision for credit losses related to OBS exposures. Negative provision is due to increased line of credit usage resulting in lower exposure, offset by Day 2 provision related to the acquisition of GFED of $1.4 million.  At December 31, 2022, the allowance for OBS exposures was $5.6 million.

The following is a table that reports the criticized and classified loan totals as of December 31, 2022 and 2021.

	As of December 31,
Internally Assigned Risk Rating *	2022	2021

	(dollars in thousands)

Special Mention (Rating 6)	$98,333	$62,510
Substandard (Rating 7)	66,021	53,296
Doubtful (Rating 8)	—	—
	$164,354	$115,806

Criticized Loans **	$164,354	$115,806
Classified Loans ***	$66,021	$53,296

Criticized Loans as a % of Total Loans/Leases	2.68%	2.47%
Classified Loans as a % of Total Loans/Leases	1.08%	1.14%

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

Criticized loans increased 42% and classified loans increased 24% in 2022 as compared to 2021. Increases are due to the acquisition of GFED. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs as of December 31, 2022 and 2021.

	As of December 31,
	2022	2021
ACL on loans/leases / Gross loans/leases	1.43%	1.68%
ACL on loans/leases / NPLs	1,000.07%	2,825.21%

The following table presents the allowance by type and the percentage of loan/lease type to total loans/leases.

	As of December 31,
	2022		2021
	Amount	%	Amount	%
	(dollars in thousands)

C&I - revolving	$4,457	5%	$3,907	5%
C&I – other*	27,753	24%	25,982	30%
CRE - owner occupied	9,965	10%	8,501	9%
CRE - non-owner occupied	11,749	16%	8,549	14%
Construction and land development	14,262	19%	16,972	20%
Multi-family	13,186	16%	9,339	12%
1-4 family real estate	4,963	8%	4,541	8%
Consumer	1,371	2%	930	2%
	$87,706	100%	$78,721	100%

* Included within the C&I – Other segment is an ACL on leases of $970 thousand and $1.5 million as of December 31, 2022 and 2021, respectively. Leases represent 1% of to total loans/leases.

Although management believes that the ACL for loans/leases at December 31, 2022 is at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and may require additional increases in the provision for credit losses. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and its leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 4 to the Consolidated Financial Statements for additional information on the Company’s ACL.

NONPERFORMING ASSETS

The table below presents the amounts of NPAs and related ratios.

	As of December 31,
	2022	2021
	(dollars in thousands)

Nonaccrual loans/leases (1)	$8,765	$2,759
Accruing loans/leases past due 90 days or more	5	1
Total NPLs	8,770	2,760
Other repossessed assets	—	—
OREO	133	—
Total NPAs	$8,903	$2,760

NPLs to total loans/leases	0.14%	0.06%
NPAs to total loans/leases plus repossessed property	0.15%	0.06%
NPAs to total assets	0.11%	0.05%
Nonaccrual loans/leases to total loans/leases	0.14%	0.06%
ACL to nonaccrual loans	1000.64%	2853.24%

(1)	Includes government guaranteed portions of loans, if applicable.

NPAs at December 31, 2022 were $8.9 million, up $6.1 million from December 31, 2021.  The increase from prior year was primarily the result of the GFED acquisition. The ratio of NPAs to total assets was 0.11% at December 31, 2022, up from 0.05% at December 31, 2021.

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

DEPOSITS

Deposits grew $1.1 billion, or 21.6%, during 2022, primarily due to an increase in both non-interest bearing and interest-bearing deposits with the GFED acquisition.  The table below presents the composition of the Company’s deposit portfolio.

	As of December 31,
	2022		2021
	Amount	%	Amount	%
	(dollars in thousands)

Noninterest bearing demand deposits	$1,262,981	21%	$1,268,788	26%
Interest bearing demand deposits	3,875,497	65%	3,232,633	65%
Time deposits	744,593	12%	421,348	9%
Brokered deposits	101,146	2%	3	—%
	$5,984,217	100%	$4,922,772	100%

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

Generally, the Company can modify the structure and interest rates paid for those correspondent bank deposits on the balance sheet which are the noninterest bearing deposits and the money market deposits.  This has led to more of the correspondent bank portfolio’s excess liquidity to shift to the EBAs at the FRB, which is managed by the Company, but is off the Company’s balance sheet.  On average, over the past two years, the correspondent banks’ EBA ranges from $800 million to $1.5 billion which is approximately $500 million more than pre-pandemic levels.  In the second half of 2022, the Company’s correspondent bank deposit portfolio shifted to more normalized levels of liquidity and the related deposits on and off the Company’s balance sheet.

The Company had total uninsured deposits of $1.6 billion and $1.9 billion as of December 31, 2022 and 2021 respectively. The table below represents the time deposits in FDIC uninsured accounts by maturity:

	As of December 31,
	2022	2021

	(dollars in thousands)

U.S. Time Deposits in Amounts in Excess of FDIC insurance limit:
One to three months	$183,837	$61,278
Three to six months	113,065	45,451
Six to twelve months	118,311	81,290
Over twelve months	27,441	37,038
	$442,654	$225,058

There were no other time deposits otherwise uninsured. The Company had no deposits by foreign depositors in domestic offices as of December 31, 2022 and 2021.

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

	As of December 31,
	2022	2021
	(dollars in thousands)

Federal funds purchased	$129,630	$3,800

The Company’s federal funds purchased fluctuates based on the short-term funding needs of the Company’s subsidiary banks. See Note 9 to the Consolidated Financial Statements for additional information on the Company’s short-term borrowings.

FHLB ADVANCES AND OTHER BORROWINGS

As a result of their membership in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. The subsidiary banks can utilize FHLB advances for loan matching as a hedge against the possibility of changing interest rates or when these advances provide a less costly or more readily available source of funds than customer deposits.

	As of December 31,
	2022	2021
	(dollars in thousands)

FHLB Advances	$415,000	$15,000
Weighted Average Interest Rate at Year-End	4.58%	0.31%

It is management’s intention to reduce its reliance on wholesale funding, including FHLB advances and brokered deposits.  Replacement of this funding with core deposits helps to reduce interest expense as wholesale funding tends to be higher cost.  However, the Company may choose to utilize advances and/or brokered deposits to supplement funding needs, as this is a way for the Company to effectively and efficiently manage interest rate risk.

The Company renewed its revolving credit note in the second quarter of 2022.  At renewal, the available line amount was increased from $25.0 million to $50.0 million. Interest on the revolving line of credit was calculated at the greater of: (a) the effective Prime Rate less 0.50% and (b) 3.00% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.  There was no outstanding balance on the revolving line of credit at December 31, 2022.

See Notes 10 and 11 to the Consolidated Financial Statements for additional information regarding FHLB advances and other borrowings.

SUBORDINATED NOTES

The Company had subordinated notes totaling $232.7 million and $113.9 million as of December 31, 2022 and 2021, respectively. The Company completed private placements of $100.0 million in aggregate principal amount of fixed-to-

floating subordinated notes in the third quarter of 2022.  The Company acquired $19.6 million of subordinated notes during 2022 with the GFED acquisition.  The Company prepaid $5.0 million in subordinated debt in 2021 with no gain/loss.

See Note 12 to the Consolidated Financial Statements for additional information regarding the subordinated notes.

JUNIOR SUBORDINATED DEBENTURES

The Company had junior subordinated debentures totaling $48.6 million and $38.2 million as of December 31, 2022 and 2021, respectively.  The Company acquired $10.3 million of junior subordinated debentures during 2022 with the GFED acquisition.

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of December 31,
	2022	2021
	(dollars in thousands)

Common stock	$16,796	$15,613
Additional paid in capital	370,712	273,768
Retained earnings	450,114	386,077
AOCI	(64,898)	1,552
Total stockholders' equity	$772,724	$677,010

TCE / TA ratio (non-GAAP)*	7.93%	9.87%

*   TCE/TA ratio is defined as total common stockholders’ equity excluding goodwill and other intangibles divided by total assets.  This ratio is a non-GAAP measure. Refer to the GAAP to Non-GAAP Reconciliations section of this report for more information.

As of December 31, 2022 and 2021, no preferred stock was outstanding.

Due to the sharp increase in intermediate and long-term interest rates, the valuation of the Company’s AFS securities portfolio and certain hedged financial instruments declined significantly.  The valuation change, net of taxes, which flows through the Company’s AOCI was a net decline of $66.5 million in 2022.

On February 13, 2020, the board of directors of the Company approved a share repurchase program under which the Company was authorized to repurchase, from time to time as the Company deemed appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to an additional 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021.  As of December 31, 2022, the Company had repurchased 570,000 shares under the program and all shares purchased have been retired.

The following table presents the rollforward of stockholders’ equity for the years ended December 31, 2022 and 2021, respectively.

	For the Year Ended December 31,
	2022	2021

	(dollars in thousands)

Beginning balance	$677,010	$593,793
Impact of adoption of ASU 2016-13	—	(937)
Net income	99,066	98,905
Other comprehensive income (loss), net of tax	(66,450)	176
Issuance of 2,071,291 shares of common stock as a result of acquisition of GFED	117,214	—
Repurchase and cancellation of 970,000 shares of common stock as a result of a share repurchase program	(52,954)	(14,168)
Common cash dividends declared	(4,022)	(3,781)
Other *	2,860	3,022
Ending balance	$772,724	$677,010

*   Includes primarily stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks, cash and due from banks and federal funds sold, which averaged $153.9 million and $178.7 million during 2022 and 2021, respectively. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At December 31, 2022, the subsidiary banks had 28 lines of credit totaling $501.8 million, of which $31.0 million was secured and $470.8 million was unsecured. At December 31, 2022, $372.8 million was available.

At December 31, 2021, the subsidiary banks had 31 lines of credit totaling $517.7 million, of which $61.7 million was secured and $456.0 million was unsecured. At December 31, 2021, all of the $517.7 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity.  Additionally, the Company maintains a $50.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2023. At December 31, 2022, the full $50.0 million was available. See Note 11 to the Consolidated Financial Statements for additional information.

As of December 31, 2022, the Company had $576.8 million in average correspondent banking deposits spread over 185 relationships.  While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity.  Seasonality and the liquidity needs of these correspondent banks can impact balances.  Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $634.7 million during 2022 compared to $411.8 million during 2021. Proceeds from calls, maturities, pay downs, and sales of securities were $186.8 million for 2022 compared to $195.7 million for 2021. Purchases of securities used cash of $230.5 million for 2022 compared to $173.2 million for 2021. The net increase in loans/leases used cash of $654.9 million for 2022 compared to $433.5 million for 2021.

Financing activities provided cash of $538.2 million for 2022 compared to $299.7 million for 2021. Net decreases in deposits totaled $15.1 million for 2022 as compared to net increases of  $323.6 million for 2021. Net short-term borrowings increased $125.8 million for 2022 and decreased $1.6 million for 2021. In 2021 the Company used $5.0 million to prepay select subordinated notes. Short-term FHLB advances increased $400.0 million in 2022.  Proceeds from subordinated notes totaled $100.0 million in 2022. Repurchase and cancellation of shares totaled $53.0 million in 2022 as compared to $14.2 million in 2021.

Total cash provided by operating activities was $118.7 million for 2022 compared to $88.2 million for 2021.

Throughout its history, the Company has secured additional capital through various resources, including common and preferred stock and the issuance of trust preferred securities and subordinated notes.

As of December 31, 2022 and 2021, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. See Note 17 to the Consolidated Financial Statements for detail of the capital amounts and ratios for the Company and its subsidiary banks.

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

As of December 31, 2022 and 2021, commitments to extend credit aggregated $1.7 billion and $1.2 billion, respectively. As of December 31, 2022 and 2021, standby letters of credit aggregated $25.8 million and $21.7 million, respectively. Management does not expect that all of these commitments will be funded.

Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 19 to the Consolidated Financial Statements.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The significant fixed and determinable contractual obligations to third parties are deposits without a stated maturity, certificates of deposit, short-term borrowings, subordinated notes, and junior subordinated debentures and totaled $6.8 billion as of December 31, 2022.

The Company’s operating contract obligations represent short and long-term contractual payments for data processing equipment and services, software, and other equipment and professional services and totaled $56.6 million as of December 31, 2022.

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

FORWARD LOOKING STATEMENTS

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “bode,” “predict,” “suggest,”  “project,” “appear,” “plan,” “intend,” “estimate,” “annualize,” “may,” “will,” “would,” “could,” “should,” “likely,” “might,” “potential,” “continue,” “annualized,” “target,” “outlook,” as well as the negative forms of those words, or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Annual Report on Form 10-K. In addition to the risk factors described in that section, there are other factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

●	The strength of the local, state, national and international economies (including effects of inflationary pressures and supply chain constraints).

●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), acts of war or threats thereof (including the Russian invasion of Ukraine), or other adverse events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events.

●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.

●	Changes in state and federal laws, regulations and governmental policies concerning the Company’s general business.

●	Changes in the interest rates and prepayment rates of the Company’s assets (including the impact of LIBOR phase-out).

●	Increased competition in the financial services sector, including from non-bank competitors such as credit unions and “fintech” companies, and the inability to attract new customers.

●	Changes in technology and the ability to develop and maintain secure and reliable electronic systems.

●	Unexpected results of acquisitions which may include failure to realize the anticipated benefits of the acquisitions and the possibility that transaction costs may be greater than anticipated.

●	The loss of key executives and employees.

●	Changes in consumer spending.

●	Unexpected outcomes of existing or new litigation involving the Company.

●	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.

●	Fluctuations in the value of securities held in our securities portfolio.
●	Concentrations within our loan portfolio, large loans to certain borrowers, and large deposits from certain clients.
●	The level of non-performing assets on our balance sheets.
●	Interruptions involving our information technology and communications systems or third-party servicers.
●	Breaches or failures of our information security controls or cybersecurity-related incidents.
●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

Further, in recent years, the Company added additional interest rate scenarios where interest rates experience a parallel and instantaneous shift (“shock”) upward of 100, 200, 300, and 400 basis points and a parallel and instantaneous  shock downward of 100, 200, 300 and 400 basis points. The Company will run additional interest rate scenarios on an as-needed basis.

The asset/liability management committees of the subsidiary bank boards of directors have established policy limits of a 10% decline in net interest income for the 200 basis point upward parallel shift, the 100 basis point downward parallel shift and the 200 basis point downward parallel shift. For the 300 basis point upward shock and 300 basis point downward shock, the established policy limit is a 30% decline in net interest income. The increased policy limit is appropriate as the shock scenario is extreme and unlikely and warrants a higher limit than the more realistic and traditional parallel/pro-rata shift scenarios.

Application of the simulation model analysis for select interest rate scenarios at December 31, 2022 and 2021 demonstrated the following:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2022	2021

300 basis point downward shock	(30.0)%	(6.1)%	n/a %
200 basis point downward shift	(10.0)%	(0.2)%	n/a %
100 basis point downward shift	(10.0)%	0.2%	(0.1)%
200 basis point upward shift	(10.0)%	(1.3)%	3.1%
300 basis point upward shock	(30.0)%	(2.3)%	11.6%

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

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at December 31, 2022 were well within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Item 8.    Financial Statements

QCR HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QCR Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2023, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses on Loans and Leases

As described in Notes 1 and 4 to the consolidated financial statements, the allowance for credit losses on loans and leases (allowance) totaled $87.7 million at December 31, 2022. The allowance is measured on a collective (pool) basis when similar risk characteristics exist (general reserve). Loans that do not share similar risk characteristics are evaluated on an individual basis at the balance sheet date (specific reserve). At December 31, 2022 the general reserve on loans and leases collectively evaluated for impairment totaled $80.8 million and the specific reserve on loans and leases individually evaluated totaled $6.9 million.

The measurement of the general reserve is based on relevant past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability. The Company’s reserve on collectively evaluated loans and leases includes a quantitative allowance based upon estimates of losses over the life of the loans and leases that is calculated using an existing probability of default and loss given default framework, as well as a qualitative component for factors not reflected in the historical loss experience. The qualitative component is determined based on an assessment of internal and external influences on credit quality at the present time (qualitative factors), as well as a projection of the impact in the future (future factors). Qualitative factors of significant influence include the general economic environment in the Company’s markets, both locally and nationally, as well as the impact of economic conditions on certain industries and credit quality indicators. The Company’s future factors represent an estimate of forecasted economic conditions. The calculation also contemplates that the Company may not have sufficient information to make reasonable and supportable forecasts for the entire life of the loans and leases, which would result in a reversion to historical credit loss information. The evaluation of these qualitative factors and future factors requires that management make significant judgments, which may significantly impact the estimated allowance.

We identified the qualitative and future factors applied to the general reserve of the allowance as a critical audit matter, as auditing management’s determination of the qualitative and future factors required significant auditor judgement as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the Company’s qualitative factors and future factors in the general reserve included the following, among others:

●	We obtained an understanding of the relevant controls related to the qualitative and future factors of the general reserve and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of the qualitative and future factors and the underlying data used in determining those factors.

●	We tested management’s process and evaluated the reasonableness of their judgments and assumptions to develop the qualitative and future factors, which included:

-	Testing the accuracy and relevancy of the data inputs used by management as a basis for the adjustments for qualitative and future factors by comparing to internal and external source data.

-	Evaluating the magnitude and directional consistency of the adjustments.

-	Evaluating whether management’s conclusions were consistent with Company provided internal data and external, independently sourced data and agreeing the impact to the allowance calculation.

Business Combination—Fair Value of Acquired Loans

As described in Notes 1 and 2 to the consolidated financial statements, on April 1, 2022, the Company completed its acquisition of Guaranty Federal Bancshares (GFED). The Company recorded $63.5 million of goodwill as a result of the acquisition, which represents the excess of the purchase price over the fair value of net assets acquired using the acquisition method of accounting. As part of the acquisition, the Company acquired $801.7 million in loans. Acquired loans are initially recorded at their acquisition-date fair values. The Company prepared loan fair value adjustments that it believed a market participant might employ in estimating the fair value for the acquired loan portfolio. This analysis was performed for loans with signs of credit deterioration (purchase credit deteriorated loans (PCD)) as well as those without signs of credit deterioration (non-PCD loans). The acquired non-PCD loan portfolio was recorded at an estimated fair value of $770.3 million at the acquisition date without carryover of GFED’s previously established allowance.

We identified the fair value of acquired non-PCD loans as a critical audit matter, because of the judgments necessary to determine the fair value of the loans, the high degree of auditor judgment involved and the extensive audit effort involved in testing management estimates and assumptions,

including the use of valuation specialists.

Our audit procedures related to the valuation of the acquired non-PCD loan portfolio included the following, among others:

●	We obtained an understanding of the relevant controls related to the business combination, including the valuation of the acquired non-PCD loan portfolio and management’s development of significant assumptions, and tested such controls for design and operating effectiveness.
●	We obtained management’s valuation report and tested the completeness and accuracy of data inputs including non-PCD loan balances and interest rates utilized in the calculation.
●	We utilized internal valuation specialists to assist in evaluating the reasonableness of the valuation methodology applied on non-PCD loans and significant assumptions utilized in management’s determination of fair value such as yield curves, prepayment rates, expected losses, recovery periods and discount rates.

/s/ RSM US LLP

We have served as the Company's auditor since 1993.

Davenport, Iowa

March 1, 2023

QCR Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021

	(dollars in thousands)
Assets
Cash and due from banks	$59,723	$37,490
Federal funds sold	56,910	12,370
Interest-bearing deposits at financial institutions	67,360	75,292

Securities held to maturity, at amortized cost, net of allowance for credit losses	587,142	472,385
Securities available for sale, at fair value	340,960	337,830
Total securities	928,102	810,215

Loans receivable held for sale	1,480	3,828
Loans/leases receivable held for investment	6,137,391	4,676,304
Gross loans/leases receivable	6,138,871	4,680,132
Less allowance for credit losses	(87,706)	(78,721)
Net loans/leases receivable	6,051,165	4,601,411

Bank-owned life insurance	106,580	62,424
Premises and equipment, net	117,948	78,530
Restricted investment securities	42,501	19,353
Other real estate owned, net	133	—
Goodwill	137,607	74,066
Intangibles	16,759	9,349
Derivatives	177,631	222,220
Other assets	186,418	93,412
Total assets	$7,948,837	$6,096,132

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,262,981	$1,268,788
Interest-bearing	4,721,236	3,653,984
Total deposits	5,984,217	4,922,772

Short-term borrowings	129,630	3,800
Federal Home Loan Bank advances	415,000	15,000
Subordinated notes	232,662	113,850
Junior subordinated debentures	48,602	38,155
Derivatives	200,701	225,135
Other liabilities	165,301	100,410
Total liabilities	7,176,113	5,419,122

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 December 2022 and December 2021 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 December 2022 - 16,795,942 shares issued and outstanding December 2021 - 15,613,460 shares issued and outstanding	16,796	15,613
Additional paid-in capital	370,712	273,768
Retained earnings	450,114	386,077
Accumulated other comprehensive income (loss):
Securities available for sale	(44,677)	5,925
Derivatives	(20,221)	(4,373)
Total stockholders' equity	772,724	677,010
Total liabilities and stockholders' equity	$7,948,837	$6,096,132

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2022, 2021, and 2020

	2022	2021	2020

	(dollars in thousands)
Interest and dividend income:
Loans/leases, including fees	$257,837	$173,940	$173,967
Securities:
Taxable	12,078	8,923	7,787
Nontaxable	19,089	16,167	14,900
Interest-bearing deposits at financial institutions	1,089	173	669
Restricted investment securities	2,068	950	1,031
Federal funds sold	410	2	19
Total interest and dividend income	292,571	200,155	198,373

Interest expense:
Deposits	42,362	13,300	23,269
Short-term borrowings	299	5	84
Federal Home Loan Bank advances	6,954	70	1,087
Other borrowings	53	—	—
Subordinated notes	9,200	6,272	4,697
Junior subordinated debentures	2,583	2,275	2,286
Total interest expense	61,451	21,922	31,423
Net interest income	231,120	178,233	166,950
Provision for credit losses	8,284	3,486	55,704
Net interest income after provision for credit losses	222,836	174,747	111,246

Noninterest income:
Trust fees	10,641	11,206	9,207
Investment advisory and management fees	3,858	4,080	5,318
Deposit service fees	8,134	6,132	6,041
Gains on sales of residential real estate loans, net	2,411	4,397	4,680
Gains on sales of government guaranteed portions of loans, net	119	227	224
Swap fee income/capital markets revenue	41,309	60,992	74,821
Securities gains (losses), net	—	(88)	2,484
Earnings on bank-owned life insurance	2,056	1,838	1,904
Debit card fees	5,459	4,216	3,402
Correspondent banking fees	967	1,114	903
Loan related fee income	2,428	2,268	2,200
Fair value gain on derivatives	1,975	170	—
Other	1,372	3,870	2,614
Total noninterest income	80,729	100,422	113,798

Noninterest expense:
Salaries and employee benefits	115,368	100,907	96,268
Occupancy and equipment expense	21,975	15,918	16,504
Professional and data processing fees	16,282	14,579	14,644
Acquisition costs	3,715	624	—
Post-acquisition compensation, transition and integration costs	5,526	—	214
Disposition costs	—	13	690
FDIC insurance, other insurance and regulatory fees	5,806	4,475	4,164
Loan/lease expense	1,829	1,671	1,435
Net cost of (income from) and gains/losses on operations of other real estate	(40)	(1,420)	(307)
Advertising and marketing	4,958	4,254	3,260
Communication and data connectivity	2,213	1,798	1,642
Supplies	1,109	1,053	1,097
Bank service charges	2,282	2,173	2,016
Losses on liability extinguishment	—	—	3,907
Correspondent banking expense	840	799	838
Intangibles amortization	2,854	2,032	2,149
Goodwill impairment	—	—	500
Payment card processing	1,964	1,412	556
Trust expense	775	758	740
Loss on sale of subsidiary	—	—	158
Other	2,560	2,656	1,280
Total noninterest expense	190,016	153,702	151,755
Net income before income taxes	113,549	121,467	73,289
Federal and state income tax expense	14,483	22,562	12,707
Net income	$99,066	$98,905	$60,582

Basic earnings per common share	$5.94	$6.30	$3.84
Diluted earnings per common share	$5.87	$6.20	$3.80

Weighted average common shares outstanding	16,681,844	15,708,744	15,771,650
Weighted average common and common equivalent shares outstanding	16,890,007	15,944,708	15,952,637

Cash dividends declared per common share	$0.24	$0.24	$0.24

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2022, 2021, and 2020

	2022	2021	2020

	(dollars in thousands)

Net income	$99,066	$98,905	$60,582

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(67,387)	(4,158)	10,657
Less reclassification adjustment for gains (losses) included in net income before tax	—	(88)	2,484
	(67,387)	(4,070)	8,173

Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	(22,130)	3,427	(6,854)
Less reclassification adjustment for unhedging caplet	—	—	(649)
Less reclassification adjustment for swap termination	—	—	(792)
Less reclassification adjustment for caplet amortization before tax	(1,001)	(697)	(551)
	(21,129)	4,124	(4,862)

Other comprehensive income (loss), before tax	(88,516)	54	3,311
Tax expense (benefit)	(22,066)	(122)	837
Other comprehensive income (loss), net of tax	(66,450)	176	2,474

Comprehensive income	$32,616	$99,081	$63,056

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2022, 2021, and 2020

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

	(dollars in thousands)

Balance December 31, 2019	$15,828	$274,785	$245,836	$(1,098)	$535,351
Net income	—	—	60,582	—	60,582
Other comprehensive income, net of tax	—	—	—	2,474	2,474
Common cash dividends declared, $0.24 per share	—	—	(3,779)	—	(3,779)
Repurchase and cancellation of 100,932 shares of common stock
as a result of a share repurchase program	(101)	(1,843)	(1,835)	—	(3,779)
Stock-based compensation expense	—	2,150	—	—	2,150
Issuance of common stock under employee benefit plans	79	715	—	—	794
Balance, December 31, 2020	$15,806	$275,807	$300,804	$1,376	$593,793
Impact of adoption of ASU 2016-01	—	—	(937)	—	(937)
Net income	—	—	98,905	—	98,905
Other comprehensive income, net of tax	—	—	—	176	176
Common cash dividends declared, $0.24 per share	—	—	(3,781)	—	(3,781)
Repurchase and cancellation of 293,153 shares of common stock
as a result of a share repurchase program	(293)	(4,961)	(8,914)	—	(14,168)
Stock-based compensation expense	—	2,352	—	—	2,352
Issuance of common stock under employee benefit plans	100	570	—	—	670
Balance, December 31, 2021	$15,613	$273,768	$386,077	$1,552	$677,010
Net income	—	—	99,066	—	99,066
Other comprehensive (loss), net of tax	—	—	—	(66,450)	(66,450)
Issuance of 2,071,291 shares of common stock
as a result of acquisition of Guaranty Federal Bancshares	2,071	115,143	—	—	117,214
Repurchase and cancellation of 970,000 shares of common stock
as a result of a share repurchase program	(970)	(20,977)	(31,007)	—	(52,954)
Common cash dividends declared, $0.24 per share	—	—	(4,022)	—	(4,022)
Stock-based compensation expense	—	2,438	—	—	2,438
Issuance of common stock under employee benefit plans	82	340	—	—	422
Balance, December 31, 2022	$16,796	$370,712	$450,114	$(64,898)	$772,724

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2022, 2021, and 2020

	2022	2021	2020

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99,066	$98,905	$60,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,662	5,359	5,333
Provision for credit losses	8,284	3,486	55,704
Deferred income taxes	(4,682)	15,272	(14,530)
Stock-based compensation expense	2,438	2,352	2,150
Deferred compensation expense accrued	4,062	4,580	3,821
Gains on other real estate owned, net	(129)	(1,754)	(317)
Amortization of premiums on securities, net	1,337	1,933	969
Caplet amortization	1,001	697	551
Fair value gain on derivatives	(1,975)	(170)	—
Securities (gains) losses, net	—	88	(2,484)
Loans originated for sale	(99,394)	(204,449)	(236,734)
Proceeds on sales of loans	107,487	209,003	241,553
Gains on sales of residential real estate loans	(2,411)	(4,397)	(4,680)
Gains on sales of government guaranteed portions of loans	(119)	(227)	(224)
Loss on liability extinguishment, net	—	—	3,907
Losses (gains) on sales and disposals of premises and equipment	378	1,059	(19)
Amortization of intangibles	2,854	2,032	2,149
Accretion of acquisition fair value adjustments, net	(8,581)	(1,340)	(3,271)
Increase in cash value of bank-owned life insurance	(2,056)	(1,838)	(1,904)
Loss on sale of subsidiary/certain assets and liabilities of subsidiary	—	—	158
Goodwill impairment	—	—	500
Increase in other assets	(42,572)	(47,006)	(9,445)
Increase in other liabilities	46,049	4,633	8,408
Net cash provided by operating activities	118,699	88,218	112,177

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(44,540)	(3,290)	720
Net decrease in interest-bearing deposits at financial institutions	25,066	11,304	61,295
Proceeds from sales of other real estate owned	482	4,742	4,477
Activity in securities portfolio:
Purchases	(230,501)	(173,204)	(356,127)
Calls, maturities and redemptions	43,638	106,442	53,007
Paydowns	31,805	65,410	47,313
Sales	111,375	23,874	38,562
Activity in restricted investment securities:
Purchases	(23,086)	(1,280)	(4,600)
Redemptions	2,158	30	9,749
Proceeds from the liquidation of bank-owned life insurance	—	—	10,999
Net increase in loans/leases originated and held for investment	(654,861)	(433,544)	(564,748)
Purchase of premises and equipment	(33,261)	(13,981)	(4,268)
Proceeds from sales of premises and equipment	2,060	1,726	101
Payment for termination of derivative	—	—	(808)
Net cash transferred out in sale of subsidiary	—	—	(154)
Purchase of bank-owned life insurance	(10,000)	—	—
Net cash acquired from acquisition	144,973	—	—
Net cash used in investing activities	(634,692)	(411,771)	(704,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(15,128)	323,635	716,898
Net increase (decrease) in short-term borrowings	125,830	(1,630)	(7,993)
Activity in Federal Home Loan Bank advances:
Term advances	—	—	125,000
Calls and maturities	—	—	(121,600)
Net change in short-term and overnight advances	400,000	—	(94,300)
Prepayments	(16,000)	—	(55,274)
Activity in other borrowings:
Proceeds from other borrowings	10,000	—	—
Paydown of revolving line of credit	(10,000)	—	—
Prepayments on brokered and public time deposits	—	—	(29,153)
Prepayments of subordinated notes	—	(5,000)	—
Proceeds from subordinated notes	100,000	—	50,000
Payment of cash dividends on common stock	(3,944)	(3,793)	(3,779)
Proceeds from issuance of common stock, net	422	670	1,360
Repurchase and cancellation of shares	(52,954)	(14,168)	(3,779)
Net cash provided by financing activities	538,226	299,714	577,380

Net increase (decrease) in cash and due from banks	22,233	(23,839)	(14,925)

Cash and due from banks, beginning	37,490	61,329	76,254
Cash and due from banks, ending	$59,723	$37,490	$61,329

QCR Holdings, Inc. and Subsidiaries - Continued

Consolidated Statements of Cash Flows

Years Ended December 31, 2022, 2021, and 2020

	2022	2021	2020

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments for:
Interest	$58,652	$23,373	$32,178
Income/franchise taxes	1,057	48,988	24,567

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale and derivative instruments, net	(66,450)	176	2,474
Change in retained earnings from adoption of ASU 2016-13	—	(937)	—
Transfers of loans to other real estate owned	431	2,962	51
Due to broker for purchases of securities	—	1,000	—
(Decrease) increase in the fair value of back-to-back interest rate swap assets and liabilities	(54,441)	(1,376)	137,752
Dividends payable	1,013	935	947
Consideration received on sale of the Bates Companies	—	—	1,523

Supplemental disclosure of cash flow information for acquisitions:
Fair value of assets acquired:
Cash and due from banks	$171,844	$—	$—
Interest-bearing deposits at financial institutions	17,134	—	—
Securities	143,017	—	—
Loans receivable, net	801,697	—	—
Bank-owned life insurance	32,100	—	—
Premises and equipment, net	16,257	—	—
Restricted investment securities	2,220	—	—
Other real estate owned	55	—	—
Intangibles	10,264	—	—
Other assets	23,685	—	—
Total assets acquired	$1,218,273	$—	$—

Fair value of liabilities assumed:
Deposits	$1,076,573	$—	$—
FHLB advances	16,000	—	—
Subordinated debentures	19,621
Junior subordinated debentures	10,310	—	—
Other liabilities	15,225	—	—
Total liabilities assumed	1,137,729	—	—
Net assets acquired	$80,544	$—	$—

Consideration paid:
Cash paid *	$26,871	$—	$—
Common stock	117,214	—	—
Total consideration paid	144,085	—	—
Goodwill	$63,541	$—	$—

Supplemental disclosure of cash flow information for sale of subsidiary/certain assets and certain liabilities of subsidiary:
Cash proceeds**	$—	$—	$195
Assets Sold:
Cash and due from banks	$—	$—	$349
Premises and equipment, net	—	—	19
Other assets	—	—	2,259
Total assets sold	$—	$—	$2,627
Liabilities Sold:
Other liabilities	$—	$—	$946
Total liabilities sold	$—	$—	$946

Net Assets Sold	$—	—	1,681

Forgiveness of earn-out consideration	$—	$—	$880
Note receivable consideration	—	—	448
Loss on sale of subsidiary and certain assets and certain liabilities of subsidiary:	$—	$—	$(158)

*Net cash acquired at closing totaled $145.0 million for acquisition of GFED in 2022.

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

ACL: Allowance for credit losses	Guaranty Bank: Guaranty Bank and Trust Company
AFS: Available for sale	HTM: Held to maturity
Allowance: Allowance for credit losses	Iowa Superintendent: Iowa Superintendent of Banking
AOCI: Accumulated other comprehensive income (loss)	LCR: Liquidity Coverage Ratio
ASC: Accounting Standards Codification	LIBOR: London Inter-Bank Offered Rate
ASC 805: Business Combination Standard	LIHTC: Low-income housing tax credit
ASU: Accounting Standards Update	m2: m2 Equipment Finance, LLC
Bates Companies: Bates Financial Advisors, Inc., Bates	MD&A: Management’s Discussion & Analysis
Financial Services, Inc., Bates Securities, Inc. and Bates	Missouri Division of Finance: Missouri Department of
Financial Group, Inc.	Commerce and Insurance
BHCA: Bank Holding Company Act of 1956	NIM: Net interest margin
BOLI: Bank-owned life insurance	NOL: Net operating loss
Caps: Interest rate cap derivatives	NPA: Nonperforming asset
CARES Act: Coronavirus Aid, Relief and Economy Security Act CECL: Current Expected Credit Losses CFPB: Bureau of Consumer Financial Protection	NPL: Nonperforming loan NSFR: Net Stable Funding Ratio OBS: Off-balance sheet OREO: Other real estate owned
CNB: Community National Bank	OTTI: Other-than-temporary impairment
Community National: Community National Bancorporation COVID-19: Coronavirus Disease 2019 CRA: Community Reinvestment Act	PCAOB: Public Company Accounting Oversight Board PCD: Purchased credit deteriorated loan PCI: Purchased credit impaired
CRBT: Cedar Rapids Bank & Trust Company	PPP: Paycheck Protection Program
CRE: Commercial real estate	Provision: Provision for credit losses
CRE Guidance: Interagency Concentrations in Commercial	PUD LOC: Public Unit Deposit Letter of Credit
Real Estate Lending, Sound Risk Management Practices	QCBT: Quad City Bank & Trust Company
guidance	ROAA: Return on Average Assets
CSB: Community State Bank	ROACE: Return on Average Common Equity
C&I: Commercial and industrial	ROAE: Return on Average Equity
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	ROU: Right of use
Consumer Protection Act	SBA: U.S. Small Business Administration
DGCL: Delaware General Corporation Law	SEC: Securities and Exchange Commission
DIF: Deposit Insurance Fund	SERPs: Supplemental Executive Retirement Plans
EBA: Excess Balance Account	SFCB: Springfield First Community Bank
EPS: Earnings per share	SFG: Specialty Finance Group
ESG: Environmental, Social and Governance	SOFR: Secured Overnight Financing Rate
Exchange Act: Securities Exchange Act of 1934, as amended	Springfield Bancshares: Springfield Bancshares, Inc.
FASB: Financial Accounting Standards Board	TA: Tangible assets
FDIC: Federal Deposit Insurance Corporation	TCE: Tangible common equity
Federal Reserve: Board of Governors of the Federal Reserve	TDRs: Troubled debt restructurings
System	TEY: Tax equivalent yield
FHLB: Federal Home Loan Bank	The Company: QCR Holdings, Inc.
FRB: Federal Reserve Bank of Chicago	TRBC: Total risk-based capital
FTEs: Full-time equivalents	Treasury: U.S. Department of the Treasury
GAAP: Generally Accepted Accounting Principles	USA Patriot Act: Uniting and Strengthening America by
GB: Guaranty Bank	Providing Appropriate Tools Required to Intercept
GFED: Guaranty Federal Bancshares	and Obstruct Terrorism Act of 2001
Goldman Sachs: Goldman Sachs and Company	USDA: U.S. Department of Agriculture
Guaranty: Guaranty Bankshares, Ltd.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Nature of business:

QCR Holdings, Inc. is a bank holding company that has elected to operate as a financial holding company under the BHCA. The Company provides bank and bank-related services through its banking subsidiaries, QCBT, CRBT, CSB and GB. The Company also engages in direct financing lease and equipment financing contracts through its wholly-owned equity investment by QCBT in m2, headquartered in Brookfield, Wisconsin.  The Company also engages in wealth management services through its banking subsidiaries.

On April 1, 2022, the Company completed its acquisition of GFED and on April 2, 2022 merged GB into SFCB, the Company’s Springfield-based charter.  The combined bank changed its name to Guaranty Bank.  See Note 2 to the Consolidated Financial Statements for additional information.

On August 12, 2020, the Company sold the Company’s wholly-owned subsidiaries, the Bates Companies, which were originally acquired on October 1, 2018. The financial results of the Bates Companies prior to their respective sales are included in this report.  See Note 2 to the Consolidated Financial Statements for additional information.

QCBT is a commercial bank that serves the Iowa and Illinois Quad Cities and adjacent communities. CRBT is a commercial bank that serves Cedar Rapids, Iowa, and adjacent communities including Cedar Falls and Waterloo, Iowa. CSB is a commercial bank that serves Des Moines, Iowa, and adjacent communities. GB is a commercial bank that serves Springfield and Joplin, Missouri and adjacent communities.

QCBT, CRBT, and CSB are chartered and regulated under the laws of the state of Iowa. GB is chartered and regulated under the laws of the state of Missouri. All four subsidiary banks are insured and subject to regulation by the FDIC.  All four subsidiary banks are members of and regulated by the Federal Reserve System.

The remaining direct subsidiaries of the Company consist of a consolidated subsidiary formed during 2021 for the risk management of insurance and seven non-consolidated subsidiaries formed for the issuance of trust preferred securities. See Note 13 to the Consolidated Financial Statements for a listing of these subsidiaries and additional information.

Significant accounting policies:

Accounting estimates: The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance, determination of the fair value of loans acquired in business combinations, impairment of goodwill, fair value of financial instruments, and the fair value of securities.

Principles of consolidation: The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries, except those seven subsidiaries formed for the issuance of trust preferred securities which do not meet the criteria for consolidation. All material intercompany accounts and transactions have been eliminated in consolidation.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. There was no reserve requirement as of December 31, 2022 and 2021.

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

Loans receivable, held for investment: Loans that management has the intent and ability to hold for the foreseeable future, or until pay-off or maturity occurs, are classified as held for investment. These loans are reported at amortized cost, net of the ACL.  Amortized cost is the amount of unpaid principal adjusted for charge-offs, any discounts or premiums, and any deferred fees and/or costs on originated loans.  Accrued interest receivable totaled $24.3 million at December 31, 2022 and was reported in other assets on the consolidated balance sheet.  Interest is credited to earnings as earned based on the principal amount outstanding. Deferred direct loan origination fees and/or costs are amortized as an adjustment of the related loan’s yield. As assets held for and used in the production of services, the origination and collection of these loans are classified as investing activities in the statement of cash flows.

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

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts.  The methodologies apply historical loss information adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions that are expected to exist through the contractual lives of the financial assets and that are reasonable and supportable to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed.  The Company will immediately and fully revert back to average historical losses when it can no longer develop reasonable and supportable forecasts.

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

CRE is segmented into the following categories generally based on source of repayment: Owner occupied CRE, non-owner occupied CRE and multi-family.  CRE loans are also embedded in the following segments: construction and land development and 1-4 family real estate.  The Company is an active lender of LIHTC project loans which includes both the construction and permanent loan. CRE loans are subject to underwriting standards and processes similar

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

to C&I loans, in addition to those standards and processes specific to real estate loans. Collateral for CRE loans generally includes the underlying real estate and improvements and may include additional assets of the borrower. The Company’s lending policy specifies maximum loan-to-value limits based on the category of CRE (CRE loans on improved property, raw land, land development, and commercial construction). These limits are the same limits, or in some situations, more conservative than those established by regulatory authorities.

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

The Company also provides for unique circumstances with qualitative adjustments as needed.  The Company removed the separate qualitative allocation for the COVID-19 pandemic in the first quarter of 2022, which had been in place since the second quarter of 2020. The qualitative adjustments are based on the current conditions and applied as a percentage adjustment in addition to the calculated historical loss rates.  The adjustment amount can be either positive or negative.  These adjustments reflect the extent to which the Company expects current conditions to differ from the conditions that existed for the period over which historical information was evaluated.

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

Some loans that are determined to no longer share risk characteristics with other assets in the segmented pool, may be deemed collateral dependent.  A financial asset is collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral.  When it is determined that foreclosure is probable, the collateral’s fair value is used to estimate the financial assets expected credit losses for the current reporting period.  This fair value is then reduced by the present value of estimated costs to sell.  If it is determined that the asset is collateral-dependent, but foreclosure is not probable, an institution can elect to apply the practical expedient to use the collateral’s fair value to estimate the asset’s expected credit loss.  The Company is choosing to utilize the practical expedient.  When using the practical expedient on a collateral dependent loan where repayment is reliant upon the sale of the collateral, the fair value of that collateral will be adjusted for estimated costs to sell.  However, if the repayment is dependent on the operations of the company, the fair market value less estimated cost to sell cannot be used.  Thus, the net present value of the cash-flow will be utilized.

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

Goodwill: The Company has recorded goodwill from various business combinations. The goodwill is not being amortized but is evaluated at least annually for impairment.  The Company’s most recent analysis was performed as of November 30, 2022 and it was determined no goodwill impairment existed.  See further information in Note 6 to the Consolidated Financial Statements.

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

Additionally, the Company receives an upfront, non-refundable fee from the counterparty, dependent upon the pricing, which is recognized upon receipt from the counterparty. This upfront, non-refundable fee is recorded as noninterest income and classified as swap fee income/capital markets revenue.

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

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market (although this type of derivative is negligible); (2) interest rate caps to manage the interest rate risk of certain variable rate deposits and short-term fixed rate liabilities; (3) interest rate swaps on variable rate trust preferred securities and floating rate loans; and (4) interest rate collars on floating rate loans.

Interest rate caps, swaps and collars are valued by a third party monthly and corroborated by the transaction counterparty. The Company uses the hypothetical derivative method to assess and measure effectiveness in accordance with ASC 815, Derivative and Hedging.

Preferred stock: The Company currently has 250,000 shares of preferred stock authorized, but none outstanding as of December 31, 2022 and 2021. Should the Company have preferred stock outstanding in the future, dividends declared on those shares would be deducted from net income to arrive at net income available to common stockholders. Net income available to common stockholders would then be used in the earnings per share computation.

Stock-based compensation plans: The Company accounts for stock-based compensation with measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation over the requisite service period for awards expected to vest.

As discussed in Note 16 to the Consolidated Financial Statements, during the years ended December 31, 2022, 2021, and 2020, the Company recognized stock-based compensation expense for the grant-date fair value of stock based awards that are expected to vest over the requisite service period of $2.4 million, $2.4 million and $2.2 million, respectively. As required, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2022	2021	2020
Dividend yield	0.43% to 0.45%	0.55%	0.60% to 0.81%
Expected volatility	22.65% to 23.52%	23.57%	25.49% to 25.70%
Risk-free interest rate	1.87% to 3.12%	1.62%	0.79% to 1.31%
Expected life of option grants	6.25 years	6.25 years	6.25 years
Weighted-average grant date fair value	$13.94 to 15.09	$10.85	$10.07

The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2022	2021	2020
Dividend yield	0.43% to 0.44%	0.49% to 0.61%	0.55% to 0.81%
Expected volatility	17.97% to 21.16%	37.51% to 38.65%	24.59% to 36.38%
Risk-free interest rate	0.14% to 2.24%	0% to 0.06%	0.15% to 1.65%
Expected life of purchase grants	3 to 6 months	3 to 6 months	3 to 6 months
Weighted-average grant date fair value	$7.88	$7.67	$6.03

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

As of December 31, 2022, there was $438 thousand of unrecognized compensation cost related to stock options granted, which is expected to be recognized over a weighted average period of 1.79 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 324,503 options that were in-the-money at December 31, 2022. The aggregate intrinsic value at December 31, 2022 was $7.7 million on options outstanding and $7.5 million on options exercisable. During the years ended December 31, 2022, 2021 and 2020, the aggregate intrinsic value of options exercised under the Company’s stock-based compensation was $387 thousand, $419 thousand, and $270 thousand, respectively, and determined as of the date of the option exercise.

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

As of December 31, 2022, there was $2.7 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 1.6 years.

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

Revenue Recognition:

Trust and Investment advisory and management fees: This is a contract between the Company and its customers for fiduciary and/or investment administration services on trust and brokerage accounts. Trust services and brokerage fee income is determined as a percentage of assets under management and is recognized over the period the underlying trust account is serviced. Such contracts are generally cancellable at any time, with the customer subject to a pro-rated fee in the month of termination.

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

Recent accounting developments: The Company adopted ASU 2016-13, Financial Instruments – Credit Losses on January 1, 2021.  Under the standard, assets measured at amortized cost (including loans, leases and HTM securities) are presented at the net amount expected to be collected.  Rather than the “incurred” model previously utilized, the standard requires the use of a forward-looking approach to recognizing all expected credit losses at the beginning of an asset’s life.

The Company adopted the standard using a modified retrospective approach and recorded an after-tax decrease to retained earnings of $937 thousand as of January 1, 2021.  This transition adjustment included an $8.1 million decrease in the allowance related to loans and leases, established an ACL on held to maturity debt securities of $183 thousand and established an ACL on OBS credit exposures of $9.1 million.  The Company did not record an ACL on available for sale securities upon adoption of the standard.

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

Pending accounting developments:

In March 2020, the FASB issued ASU 2020-4, “Reference Rate Reform,” which provides optional expedients and exceptions for applying GAAP to loan and lease arrangements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks.  ASU 2020-04 is effective March 12, 2020 through December 31, 2022.  An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. In December 2022, in response to the

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

postponement of the cessation date of LIBOR, the FASB issued ASU 2022-06 which defers the sunset date of the ASU 2020-4 guidance to December 31, 2024, after which entities will no longer be permitted to apply the relief.

Management has assessed the impacts of ASU 2020-4 and the related opportunities and risks involved in the LIBOR transition.  Specifically, management has identified all of the financial instruments with LIBOR exposure which includes certain commercial loans, certain derivatives, and certain securities.  In all cases, management has determined a plan of transition from LIBOR to a different index.  The transition will happen prior to the expiration of published LIBOR rates on June 30, 2023.  Management expects the transition to have a minimal impact to the Company’s financial statements.

In April 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures.  Under the standard, the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 is eliminated and guidance on “vintage disclosures” is amended to require disclosure of current-period gross write-offs by year of origination.  The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.  For public companies that have adopted ASC 326, the changes take effect in reporting periods beginning after December 15, 2022.   The standard will be effective for the Company for the reporting period beginning on January 1, 2023 and is not expected to have a significant impact on the Company’s consolidated financial statements.  New disclosures required by the standard will be provided beginning with the quarter ending March 31, 2023.

Note 2. Mergers/Acquisitions/Sales

GFED Acquisition

On April 1, 2022, the Company acquired GFED and on April 2, 2022 merged GFED’s bank subsidiary into SFCB, the Company’s Springfield-based charter.  The combined bank changed its name to Guaranty Bank.

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

The acquisition of GFED supports the strategic goals of the Company. It allows for increased product and service capabilities of the combined bank and the Company anticipates it will result in strong growth in Springfield, MO and its surrounding communities.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Mergers/Acquisitions/Sales (continued)

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

The Company acquired $143.0 million of securities and subsequent to the closing, the Company sold $111.4 million of the acquired securities portfolio to improve the efficiency of the combined balance sheets.

The Company acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution’s previously recorded allowance for loan and lease losses. Acquired loans are accounted for under ASC 326, Financial Instruments – Credit Losses.

The fair value of acquired loans recorded at the time of acquisition is based upon several factors, including the timing and payment of expected cash flows, as adjusted for estimated credit losses and prepayments, and then discounting these cash flows using comparable market rates.  The resulting fair value adjustment is recorded in the form of a premium or discount to the unpaid principal balance of the respective loans.  As it relates to acquired loans that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination (“PCD”), the net premium or net discount is adjusted to reflect the Company’s allowance for credit losses recorded for PCD loans at the time of acquisition, and the remaining fair value adjustment is accreted or amortized into interest income over the remaining life of the respective loans.  As it relates to loans not classified as PCD (“non-PCD”) loans, the credit loss and yield components of their fair value adjustment are aggregated, and the resulting net premium or net discount is accreted or amortized into interest income over the remaining life of the respective loans.  The Company recorded an accretable discount of $12.0 million on the non-PCD loans.  The Company also recorded an ACL for non-PCD loans at the time of acquisition through provision expense of $11.0 million (pre-tax).

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Mergers/Acquisitions/Sales (continued)

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

During 2022, the Company incurred $3.7 million of expenses related to the acquisition, comprised primarily of legal, accounting, investment banking costs and personnel costs, and $5.5 million of post-acquisition, compensation, transition and integration costs, comprised primarily of personnel costs, IT integration and data conversion costs related to the acquisition.  GB results are included in the consolidated statements of income effective on the acquisition date.

Unaudited pro forma combined operating results for the year ended December 31, 2022 and 2021, giving effect to the GFED acquisition as if it had occurred as of January 1, 2021, are as follows:

	For the Year Ended December 31,
	2022	2021

Net interest income	$242,161	$222,839
Noninterest income	$82,966	$114,095
Net income	$119,899	$99,606

Earnings per common share:
Basic	$6.97	$5.60
Diluted	$6.89	$5.53

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Mergers/Acquisitions/Sales (continued)

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities

The amortized cost and fair value of investment securities as of December 31, 2022 and 2021 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost*	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2022:
Securities HTM:
Municipal securities	$586,272	$5,292	$(56,978)	$534,586
Other securities	1,050	—	—	1,050
	$587,322	$5,292	$(56,978)	$535,636

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$19,745	$19	$(2,783)	$16,981
Residential mortgage-backed and related securities	73,438	—	(7,223)	66,215
Municipal securities	239,812	66	(46,700)	193,178
Asset-backed securities	18,885	48	(205)	18,728
Other securities	48,631	27	(2,800)	45,858
	$400,511	$160	$(59,711)	$340,960

* HTM securities shown on the balance sheet of $587.1 million represent amortized cost of $587.3 million, net of allowance for credit losses of $180 thousand as of December 31, 2022.

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2022 and 2021, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2022:
Securities HTM:
Municipal securities	$347,651	$(56,978)	$—	$—	$347,651	$(56,978)
	$347,651	$(56,978)	$—	$—	$347,651	$(56,978)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$5,138	$(326)	$10,591	$(2,457)	$15,729	$(2,783)
Residential mortgage-backed and related securities	48,469	(3,327)	17,690	(3,896)	66,159	(7,223)
Municipal securities	178,172	(42,661)	9,809	(4,039)	187,981	(46,700)
Asset-backed securities	13,684	(205)	—	—	13,684	(205)
Other securities	35,206	(2,404)	4,122	(396)	39,328	(2,800)
	$280,669	$(48,923)	$42,212	$(10,788)	$322,881	$(59,711)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2021:
Securities HTM:
Other securities	$1,049	$(1)	$—	$—	$1,049	$(1)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$9,802	$(156)	$3,035	$(140)	$12,837	$(296)
Residential mortgage-backed and related securities	5,363	(67)	19,406	(713)	24,769	(780)
Municipal securities	13,287	(211)	1,001	(4)	14,288	(215)
Other securities	4,528	(30)	—	—	4,528	(30)
	$32,980	$(464)	$23,442	$(857)	$56,422	$(1,321)

At December 31, 2022, the investment portfolio included 695 securities. Of this number, 607 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 11.81% of the total aggregate amortized cost. Of these 607 securities, 39 securities had an unrealized loss for 12 months or more.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

On January 1, 2021, the Company adopted ASU 2016-13, which replaced the legacy GAAP OTTI model with a credit loss model.  ASU 2016-13 requires an allowance on lifetime expected credit losses on held to maturity debt securities.  The following table presents the activity in the allowance for credit losses held to maturity securities by major security type for the years ended December 31, 2022 and 2021.

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Municipal	Other		Municipal	Other
	securities	securities	Total	securities	securities	Total

	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$198	$—	$198	$—	$—	$—
Impact of adopting ASU 2016-13	—	—	—	182	1	183
Provision for credit loss expense	(18)	—	(18)	16	(1)	15
Balance, ending	$180	$—	$180	$198	$—	$198

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

All sales of securities for the years ended December 31, 2022, 2021 and 2020, respectively, were from securities identified as AFS. Information on proceeds received, as well as the gains and losses from the sale of those securities are as follows:

	2022	2021	2020

	(dollars in thousands)

Proceeds from sales of securities	$111,375	$23,874	$38,562
Gross gains from sales of securities	—	—	2,553
Gross losses from sales of securities	—	(88)	(69)

Subsequent to the closing of the GFED acquisition, the Company sold $111.4 million of the acquired securities portfolio to improve the efficiency of the combined balance sheets. These were the only securities sales for the year ended December 31, 2022.

The amortized cost and fair value of securities as of December 31, 2022, by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$2,902	$2,895
Due after one year through five years	18,998	19,359
Due after five years	565,422	513,382
	$587,322	$535,636
Securities AFS:
Due in one year or less	$4,522	$4,510
Due after one year through five years	4,159	4,135
Due after five years	299,507	247,372
	308,188	256,017
Residential mortgage-backed and related securities	73,438	66,215
Asset-backed securities	18,885	18,728
	$400,511	$340,960

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$330,576	$296,851

Securities AFS:
Municipal securities	235,334	188,707
Other securities	47,681	44,923
	$283,015	$233,630

As of December 31, 2022 and 2021, investment securities with a carrying value of $47.0 million and $246.5 million, respectively, were pledged on public deposits, FHLB advances, derivative liabilities, and in connection with a Goldman Sachs cash management program.

As of December 31, 2022, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 118 issuers with fair values totaling $110.6 million and revenue bonds issued by 181 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $617.2 million. The Company held investments in general obligation bonds in 22 states, including seven states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 29 states, including 12 states in which the aggregate fair value exceeded $5.0 million.

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

Both general obligation and revenue bonds are diversified across many issuers.  As of December 31, 2022 and 2021, the Company held revenue bonds of two issuers, located in Ohio, the aggregate book or market value of which exceeded 5% of the Company’s stockholders’ equity.  The issuers’ financial condition is strong and the source of repayment is diversified.  The Company monitors the investment and concentration closely. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services (water, sewer, education, medical facilities).

The Company’s municipal securities are owned by each of the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of December 31, 2022, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter’s total risk-based capital.

As of December 31, 2022, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credits ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable

The composition of the loan/lease portfolio as of December 31, 2022 and 2021 is presented as follows:

	December 31, 2022	December 31, 2021

	(dollars in thousands)

C&I:
C&I - revolving	$296,869	$248,483
C&I - other *	1,451,693	1,346,602
	1,748,562	1,595,085

CRE - owner occupied	629,367	421,701
CRE - non-owner occupied	963,239	646,500
Construction and land development	1,192,061	918,571
Multi-family	963,803	600,412
Direct financing leases**	31,889	45,191
1-4 family real estate***	499,529	377,361
Consumer	110,421	75,311
	6,138,871	4,680,132
Allowance for credit losses	(87,706)	(78,721)
	$6,051,165	$4,601,411
** Direct financing leases:
Net minimum lease payments to be received	$34,754	$49,362
Estimated unguaranteed residual values of leased assets	165	165
Unearned lease/residual income	(3,030)	(4,336)
	31,889	45,191
Plus deferred lease origination costs, net of fees	226	568
	32,115	45,759
Less allowance for credit losses	(970)	(1,546)
	$31,145	$44,213

*   Includes equipment financing agreements outstanding at m2, totaling $278.0 million and $225.1 million as of December 31, 2022 and 2021, respectively and PPP loans totaling $68.3 thousand and $28.2 million as of December 31, 2022 and December 31, 2021, respectively.

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

At December 31, 2022 and December 31, 2021, the Company had two leases remaining with residual values totaling $165 thousand that were not protected with a lease end options rider. Management has performed specific evaluations of these unguaranteed residual values and determined that the valuations are appropriate. There were no losses related to unguaranteed residual values during the years ended December 31, 2022, 2021, and 2020.

***Includes residential real estate loans held for sale totaling $1.5 million and  $3.8 million as of December 31, 2022 and 2021, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $24.3 million and $15.3 million at December 31, 2022 and December 31, 2021, respectively, and was included in other assets on the consolidated balance sheets.

Changes in accretable discounts on acquired loans for the years ended December 31, 2022, 2021 and 2020, respectively, are presented as follows:

	Year ended
	December 31, 2022	December 31, 2021
	Total	Total

	(dollars in thousands)

Balance at the beginning of the period	$(1,533)	$(3,139)
Discount added at acquisition	(13,381)	—
Accretion recognized	8,826	1,606
Balance at the end of the period	$(6,088)	$(1,533)

	Year ended December 31, 2020
	PCI	Performing
	Loans	Loans	Total
	(dollars in thousands)

Balance at the beginning of the period	$(57)	$(6,378)	$(6,435)
Reclassification of nonaccretable discount to accretable	(530)	—	(530)
Reclassification of nonaccretable discount to allowance	—	353	353
Accretion recognized	587	2,886	3,473
Balance at the end of the period	$—	$(3,139)	$(3,139)

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2022 and 2021 is presented as follows:

	2022
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$296,869	$—	$—	$—	$—	$296,869
C&I - other	1,442,629	4,800	1,124	5	3,135	1,451,693
CRE - owner occupied	625,611	1,166	—	—	2,590	629,367
CRE - non-owner occupied	962,444	421	—	—	374	963,239
Construction and land development	1,191,929	—	—	—	132	1,192,061
Multi-family	963,803	—	—	—	—	963,803
Direct financing leases	31,557	141	56	—	135	31,889
1-4 family real estate	495,936	1,030	517	—	2,046	499,529
Consumer	110,041	27	—	—	353	110,421
	$6,120,819	$7,585	$1,697	$5	$8,765	$6,138,871

As a percentage of total loan/lease portfolio	99.71%	0.12%	0.03%	0.00%	0.14%	100.00%

	2021
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I
C&I - revolving	$248,483	$—	$—	$—	$—	$248,483
C&I - other	1,337,034	859	7,308	1	1,400	1,346,602
CRE - owner occupied	421,701	—	—	—	—	421,701
CRE - non-owner occupied	646,500	—	—	—	—	646,500
Construction and land development	918,498	—	—	—	73	918,571
Multi-family	600,412	—	—	—	—	600,412
Direct financing leases	44,174	10	160	—	847	45,191
1-4 family real estate	374,912	1,325	716	—	408	377,361
Consumer	75,272	8	—	—	31	75,311
	$4,666,986	$2,202	$8,184	$1	$2,759	$4,680,132

As a percentage of total loan/lease portfolio	99.72%	0.05%	0.17%	0.00%	0.06%	100.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

NPLs by classes of loans/leases as of December 31, 2022 and 2021 is presented as follows:

	2022
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	5	2,775	360	3,140	35.80
CRE - owner occupied	—	1,738	852	2,590	29.53
CRE - non-owner occupied	—	68	306	374	4.26
Construction and land development	—	132	—	132	1.51
Multi-family	—	—	—	—	-
Direct financing leases	—	80	55	135	1.54
1-4 family real estate	—	1,641	405	2,046	23.33
Consumer	—	353	—	353	4.03
	$5	$6,787	$1,978	$8,770	100.00%

	2021
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)

C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	1	1,130	270	1,401	50.77
CRE - owner occupied	—	—	—	—	-
CRE - non-owner occupied	—	—	—	—	-
Construction and land development	—	73	—	73	2.64
Multi-family	—	—	—	—	-
Direct financing leases	—	115	732	847	30.69
1-4 family real estate	—	408	—	408	14.78
Consumer	—	31	—	31	1.12
	$1	$1,757	$1,002	$2,760	100.00%

The Company did not recognize any interest income on nonaccrual loans during the year ended December 31, 2022 and 2021.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Changes in the ACL loans/leases by portfolio segment for the years ended December 31, 2022, 2021, and 2020 are presented as follows:

	Year Ended December 31, 2022
				CRE	CRE	Construction		1-4
		C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	C&I	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$—	$3,907	$25,982	$8,501	$8,549	$16,972	$9,339	$4,541	$930	$78,721
Initial ACL recorded for PCD loans	—	600	7	2,481	1,076	1,100	481	137	20	5,902
Provision**	—	(50)	7,364	(1,023)	2,220	(2,981)	3,323	306	477	9,636
Charge-offs	—	—	(6,417)	—	(193)	(829)	—	(21)	(65)	(7,525)
Recoveries	—	—	817	6	97	—	43	—	9	972
Balance, ending	$—	$4,457	$27,753	$9,965	$11,749	$14,262	$13,186	$4,963	$1,371	$87,706

*Included within the C&I-other column are ACL on leases with a beginning balance of $1.5 million, provision of $269 thousand, charge-offs of $1.1 million and recoveries of $273 thousand. ACL on leases was $970 thousand as of December 31, 2022.

** Provision of the year ended December 31, 2022, included $11.0 million related to the acquired Guaranty Bank non-PCD loans.

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

*Included within the C&I-other column are ACL on leases with a beginning balance of $1.8.million, adoption impact of $685 thousand, negative provision of $703 thousand, charge-offs of $458 thousand and recoveries of $258 thousand. ACL on leases was $1.5 million as of December 31, 2021.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The composition of the ACL loans/leases by portfolio segment based on evaluation method are as follows:

	Year ended December 31, 2022
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$3,386	$293,483	$296,869	$961	$3,496	$4,457
C&I - other*	9,358	1,474,224	1,483,582	1,445	26,308	27,753
	12,744	1,767,707	1,780,451	2,406	29,804	32,210
CRE - owner occupied	24,880	604,487	629,367	2,853	7,112	9,965
CRE - non-owner occupied	21,588	941,651	963,239	869	10,880	11,749
Construction and land development	10,394	1,181,667	1,192,061	13	14,249	14,262
Multi-family	1,302	962,501	963,803	395	12,791	13,186
1-4 family real estate	3,177	496,352	499,529	317	4,646	4,963
Consumer	741	109,680	110,421	75	1,296	1,371
	$74,826	$6,064,045	$6,138,871	$6,928	$80,778	$87,706

*Included within the C&I – other category are leases individually evaluated of $135 thousand with a related allowance for credit losses of $24 thousand and leases collectively evaluated of $31.8 million with a related allowance for credit losses of $946 thousand.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses:

	Year ended December 31, 2022
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$3,281	$—	$—	$—	$—	$105	$—	$3,386
C&I - other*	1,589	210	—	—	108	7,289	162	9,358
	4,870	210	—	—	108	7,394	162	12,744
CRE - owner occupied	—	24,814	—	66	—	—	—	24,880
CRE - non-owner occupied	—	—	21,588	—	—	—	—	21,588
Construction and land development	—	—	10,394	—	—	—	—	10,394
Multi-family	—	—	1,302	—	—	—	—	1,302
1-4 family real estate	—	—	33	3,144	—	—	—	3,177
Consumer	—	—	120	608	—	—	13	741
	$4,870	$25,024	$33,437	$3,818	$108	$7,394	$175	$74,826

*Included within the C&I – other category are leases individually evaluated of $135 thousand with primary collateral of equipment.

	As of December 31, 2021
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$2,518	$—	$—	$—	$—	$120	$—	$2,638
C&I - other*	683	—	—	2,471	134	9,877	291	13,456
	3,201	—	—	2,471	134	9,997	291	16,094
CRE - owner occupied	—	—	—	3,841	—	—	—	3,841
CRE - non-owner occupied	—	—	25,006	—	—	—	—	25,006
Construction and land development	—	—	10,362	74	—	—	—	10,436
Multi-family	—	—	—	—	—	—	—	—
1-4 family real estate	—	—	817	2,133	—	—	—	2,950
Consumer	—	—	—	340	—	1	9	350
	$3,201	$—	$36,185	$8,859	$134	$9,998	$300	$58,677

*Included within the C&I – other category are leases individually evaluated of $847 thousand with primary collateral of equipment.

For certain C&I loans, all CRE loans, certain construction and land development loans, all multifamily loans, certain 1-4 family real estate loans and certain consumer loans, the Company’s credit quality indicator consists of internally assigned risk ratings.  Each such loan is assigned a risk rating upon origination.  The risk rating is reviewed every 15 months, at a minimum, and on an as-needed basis depending on the specific circumstances of the loan.

For certain C&I loans (including equipment financing agreements and direct financing leases), certain construction and land development loans, certain 1-4 family real estate loans, and certain consumer loans, the Company’s credit quality indicator is performance determined by delinquency status.  Delinquency status is updated daily by the Company’s loan system.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The following tables show the credit quality indicator of  loans by class of receivable and year of origination as of December 31, 2022:

	2022
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2022	2021	2020	2019	2018	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass (Ratings 1 through 5)	$—	$—	$—	$—	$—	$—	$275,888	$275,888
Special Mention (Rating 6)	—	—	—	—	—	—	17,595	17,595
Substandard (Rating 7)	—	—	—	—	—	—	3,386	3,386
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$296,869	$296,869

C&I - other
Pass (Ratings 1 through 5)	$496,445	$279,412	$127,803	$87,054	$59,675	$105,184	$—	$1,155,573
Special Mention (Rating 6)	9,542	679	901	723	—	308	—	12,153
Substandard (Rating 7)	187	125	661	4,535	310	106	—	5,924
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - other	$506,174	$280,216	$129,365	$92,312	$59,985	$105,598	$—	$1,173,650

CRE - owner occupied
Pass (Ratings 1 through 5)	$146,211	$182,440	$142,596	$33,571	$27,088	$45,993	$13,460	$591,359
Special Mention (Rating 6)	6,190	—	6,379	484	—	1,346	269	14,668
Substandard (Rating 7)	3,750	171	16,336	1,396	1,197	490	—	23,340
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$156,151	$182,611	$165,311	$35,451	$28,285	$47,829	$13,729	$629,367

CRE - non-owner occupied
Pass (Ratings 1 through 5)	$310,163	$221,953	$173,478	$89,337	$56,898	$40,923	$7,510	$900,262
Special Mention (Rating 6)	2,824	882	18,920	—	12,917	6,198	—	41,741
Substandard (Rating 7)	5,651	—	157	15,217	—	—	211	21,236
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$318,638	$222,835	$192,555	$104,554	$69,815	$47,121	$7,721	$963,239

Construction and land development
Pass (Ratings 1 through 5)	$479,016	$330,434	$240,778	$31,607	$30,300	$—	$29,647	$1,141,782
Special Mention (Rating 6)	1,465	9,200	—	—	—	—	—	10,665
Substandard (Rating 7)	132	10,262	—	—	—	—	—	10,394
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Construction and land development	$480,613	$349,896	$240,778	$31,607	$30,300	$—	$29,647	$1,162,841

Multi-family
Pass (Ratings 1 through 5)	$237,839	$254,056	$224,920	$134,378	$99,695	$7,875	$2,227	$960,990
Special Mention (Rating 6)	—	44	—	1,467	—	—	—	1,511
Substandard (Rating 7)	—	—	1,302	—	—	—	—	1,302
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Multi-family	$237,839	$254,100	$226,222	$135,845	$99,695	$7,875	$2,227	$963,803

1-4 family real estate
Pass (Ratings 1 through 5)	$61,953	$57,731	$33,737	$12,687	$5,813	$6,002	$5,855	$183,778
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	28	—	—	5	—	—	—	33
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$61,981	$57,731	$33,737	$12,692	$5,813	$6,002	$5,855	$183,811

Consumer
Pass (Ratings 1 through 5)	$511	$801	$493	$122	$254	$621	$10,226	$13,028
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	282	—	12	—	112	—	—	406
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Consumer	$793	$801	$505	$122	$366	$621	$10,226	$13,434

Total	$1,762,189	$1,348,190	$988,473	$412,583	$294,259	$215,046	$366,274	$5,387,014

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

	2022
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2022	2021	2020	2019	2018	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$170,180	$69,694	$25,540	$8,066	$1,804	$79	$—	$275,363
Nonperforming	1,110	1,320	155	95	—	—	—	2,680
Total C&I - other	$171,290	$71,014	$25,695	$8,161	$1,804	$79	$—	$278,043

Construction and land development
Performing	$28,785	$360	$10	$3	$62	$—	$—	$29,220
Nonperforming	—	—	—	—	—	—	—	—
Total Construction and land development	$28,785	$360	$10	$3	$62	$—	$—	$29,220

Direct financing leases
Performing	$14,578	$5,172	$5,700	$4,398	$1,536	$370	$—	$31,754
Nonperforming	—	32	88	7	8	—	—	135
Total Direct financing leases	$14,578	$5,204	$5,788	$4,405	$1,544	$370	$—	$31,889

1-4 family real estate
Performing	$69,094	$92,762	$75,153	$17,089	$11,381	$48,136	$90	$313,705
Nonperforming	267	524	487	279	8	448	—	2,013
Total 1-4 family real estate	$69,361	$93,286	$75,640	$17,368	$11,389	$48,584	$90	$315,718

Consumer
Performing	$14,685	$3,844	$3,717	$1,123	$1,140	$1,325	$70,974	$96,808
Nonperforming	7	—	—	—	3	59	110	179
Total Consumer	$14,692	$3,844	$3,717	$1,123	$1,143	$1,384	$71,084	$96,987

Total	$298,706	$173,708	$110,850	$31,060	$15,942	$50,417	$71,174	$751,857

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

TDRs totaled $331 thousand and $494 thousand as of December 31, 2022 and 2021, respectively.

For each class of financing receivable, the following presents the number and recorded investment of TDRs, by type of concession, that were restructured during the years ended December 31, 2022 and 2021. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of restructuring.

	2022
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance

	(dollars in thousands)
CONCESSION - Significant Payment Delay
Direct Financing Leases	3	$232	$232	$—

TOTAL	3	$232	$232	$—

	2021
		Pre-	Post-
		Modification	Modification
	Number of	Recorded	Recorded	Specific
Classes of Loans/Leases	Loans / Leases	Investment	Investment	Allowance

	(dollars in thousands)
CONCESSION - Extension of Maturity
1-4 family real estate	1	$2,532	$2,532	$182

CONCESSION - Interest Rate Adjusted Below Market
1-4 family real estate	1	$54	$54	$6
Consumer	1	13	13	1
	2	$67	$67	$7

TOTAL	3	$2,599	$2,599	$189

Of the loans restructured reported above, none were on nonaccrual as of December 31, 2022 and one with a post-modification recorded investment totaling $54 thousand was on nonaccrual as of December 31, 2021.

For the year ended December 31, 2022 and 2021, the Company did not have any TDRs that redefaulted within 12 months subsequent to restructure, where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. The Company did not have any TDRs that were restructured and charged off in 2022 or 2021.

Changes in the ACL for OBS exposures for the year ended December 31, 2022 and 2021 is presented as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021

	(dollars in thousands)

Balance, beginning	$6,886	$—
Impact of adopting ASU 2016-13	—	9,117
Provisions (credited) to expense	(1,334)	(2,231)
Balance, ending	$5,552	$6,886

Loans are made in the normal course of business to directors, executive officers, and their related interests. All such loans, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lenders and did not involve more than the normal risk of collectability or present other unfavorable

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

features. An analysis of the changes in the aggregate committed amount of loans to insiders greater than or equal to $60,000 during the years ended December 31, 2022, 2021, and 2020, is as follows:

	2022	2021	2020

	(dollars in thousands)

Balance, beginning	$100,898	$100,361	$112,830
Net increase (decrease) due to change in related parties	3,496	(18,832)	(1,601)
Advances	51,683	42,817	43,238
Repayments	(42,877)	(23,448)	(54,106)
Balance, ending	$113,200	$100,898	$100,361

The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio includes a concentration of loans in certain industries as of December 31, 2022 and 2021 as follows:

	2022		2021
		Percentage of		Percentage of
		Total		Total
Industry Name	Balance	Loans/Leases	Balance	Loans/Leases

	(dollars in thousands)

Lessors of Residential Buildings*	$2,168,431	35%	$1,706,092	36%
Lessors of Non-Residential Buildings	558,719	9%	586,672	13%

* Includes loans on LIHTC projects

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2022 and 2021:

	2022	2021

	(dollars in thousands)

Land	$17,804	$12,513
Buildings (useful lives 15 to 39 years)	108,777	70,860
Furniture and equipment (useful lives 3 to 15 years)	54,305	47,517
Premises and equipment	180,886	130,890
Less accumulated depreciation	62,938	52,360
Premises and equipment, net	$117,948	$78,530

As a lessee, the Company has entered into operating leases for certain branch locations.  Total lease expenses were $412 thousand and $636 thousand for the year ended December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, the Company’s ROU assets (included in other assets on the consolidated balance sheets) and operating lease liabilities (included in other liabilities on the consolidated balance sheets) were both $3.0 million and $1.3 million, respectively. During the year ended December 31, 2022, the Company acquired $8.4 million of ROU assets as part of the acquisition of GFED. Additionally, there was one ROU asset added for a lease in which the Company was the lessee, offset by a negative ROU for a lease in which the Company was the lessor. The addition of capitalized ROU assets was also offset by the termination of one lease from the Company purchasing a building previously leased and the termination of one lease for the sale of a branch location that was previously leased. One ROU asset was capitalized during the year ended December 31, 2021.

At December 31, 2022, the contractual maturities of operating lease liabilities were as follows:

Amount
Year ending December 31:	(dollars in thousands)
2023	571
2024	336
2025	262
2026	240
2027	230
Thereafter	2,635
$4,274

As a lessor, the Company leases certain types of commercial vehicles and industrial equipment to its customers.  The Company recognized lease-related revenue, primarily interest income from direct financing leases of $2.3 million and $4.0 million for the years ended December 31, 2022 and 2021, respectively.  At December 31, 2022 and 2021, the Company’s net investment in direct financing leases was $31.1 million and $44.2 million, respectively.

As of December 31, 2022, the contractual maturities of sales-type and direct financing lease receivables were as follows:

Amount
Year ending December 31:	(dollars in thousands)
2023	1,854
2024	8,910
2025	11,046
2026	4,723
2027	6,741
Thereafter	1,480
Total lease payments receivable	$34,754
Unguaranteed residual values	165
Unearned lease/residual income	(3,030)
$31,889
Plus deferred origination costs, net of fees	226
$32,115
Less allowance	(970)
Total lease payments receivable	$31,145

The

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Goodwill and Intangibles

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020

	(dollars in thousands)

Balance at the beginning of period	$74,066	$74,066	$74,748
Acquisition of GFED	63,541	—	—
Sale of Bates Companies	—	—	(182)
Goodwill impairment - Bates Companies	—	—	(500)
Balance at the end of period	$137,607	$74,066	$74,066

The following table presents the goodwill by reportable segment:

	December 31, 2022	December 31, 2021	December 31, 2020

	(dollars in thousands)
Commercial banking:
QCBT	$3,223	$3,223	$3,223
CRBT	14,980	14,980	14,980
CSB	9,888	9,888	9,888
GB	109,516	45,975	45,975
	$137,607	$74,066	$74,066

At November 30, 2022 and 2021 the Company’s management performed an annual internal assessment of goodwill at the reporting unit level and determined no impairment existed.

During the first quarter of 2020, the Company incurred goodwill impairment expense of $500 thousand related to the Bates Companies reporting unit.  This was the result of the announcement of a sale of the Bates Companies, as discussed in Note 2 to the Consolidated Financial Statements.

The following table presents the changes in core deposit intangibles (included in Intangibles on the consolidated balance sheets) during the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(dollars in thousands)

Balance at the beginning of the period	$9,349	$11,381	$13,466
Acquisition of GFED	10,264	—	—
Amortization expense	(2,854)	(2,032)	(2,085)
Balance at the end of the period	$16,759	$9,349	$11,381

Gross carrying amount	$29,519	$19,255	$19,255
Accumulated amortization	(12,760)	(9,906)	(7,874)
Net book value	$16,759	$9,349	$11,381

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Goodwill and Intangibles (continued)

The following table presents the core deposit intangibles by reportable segment:

	December 31, 2022	December 31, 2021	December 31, 2020

	(dollars in thousands)
Commercial Banking:
CRBT	$1,225	$1,702	$2,189
CSB	2,027	2,653	3,305
GB	13,507	4,994	5,887
	$16,759	$9,349	$11,381

The following table presents the estimated amortization of the core deposit intangibles:

Amount
Years ending December 31,	(dollars in thousands)
2023	$2,938
2024	2,761
2025	2,645
2026	2,360
2027	1,874
Thereafter	4,181
$16,759

The following table presents the changes in customer list intangible (included in Intangibles on the Consolidated Balance Sheets) during the years ended December 31, 2020.  There was no activity during the year ended December 31, 2022 or 2021.

2020

Balance at the beginning of period	$1,504
Sale of Bates Companies	(1,440)
Amortization	(64)
Balance at the end of period	$—

The customer list intangible relates to the Parent Company Only (“All Other”) reportable segment.

Note 7. Derivatives and Hedging Activities

Derivatives are summarized as follows as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

	(dollars in thousands)
Assets:
Interest rate caps - hedged	$8,327	$927
Interest rate caps	2,213	238
Interest rate swaps - hedged	477	—
Interest rate swaps	166,614	221,055
	$177,631	$222,220

Liabilities:
Interest rate collars - hedged	$(263)	$—
Interest rate swaps - hedged	(33,824)	(4,080)
Interest rate swaps	(166,614)	(221,055)
	$(200,701)	$(225,135)

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

The details of the interest rate caps are as follows:

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	December 31, 2022	December 31, 2021
(dollars in thousands)

Deposits	1/1/2020	1/1/2023	Derivatives - Assets	$25,000	1.75%	$(50)	$5
Deposits	1/1/2020	1/1/2023	Derivatives - Assets	50,000	1.57%	-	11
Deposits	1/1/2020	1/1/2023	Derivatives - Assets	25,000	1.80%	-	5
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.75%	714	60
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	50,000	1.57%	1,566	125
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.80%	783	62
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.75%	1,264	161
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	50,000	1.57%	2,700	332
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.80%	1,350	166
				$300,000		$8,327	$927

For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings. The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	December 31, 2022	December 31, 2021

(dollars in thousands)

1/1/2020	1/3/2023	Derivatives - Assets	$25,000	1.90%	$3	$3
2/1/2020	2/1/2024	Derivatives - Assets	25,000	1.90%	822	62
3/1/2020	3/3/2025	Derivatives - Assets	25,000	1.90%	1,388	173
			$75,000		$2,213	$238

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate loans.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collar is designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collars are as follows:

							Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	December 31, 2022	December 31, 2021
Loans	10/1/2022	10/1/2026	Derivatives - Liabilities	$50,000	4.40%	2.44%	$(263)	$	N/A

The Company entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.  All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	December 31, 2022	December 31, 2021
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	4.12%	$(5,646)	$(17)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	4.12%	(8,066)	(25)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	4.12%	(6,464)	(34)
Loans	10/1/2022	7/1/2031	Derivatives - Liabilities	25,000	1.30%	4.12%	(4,018)	(13)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	4.12%	(1,144)	N/A
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	4.12%	(3,812)	N/A
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	4.12%	(2,669)	N/A
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	4.12%	(3,812)	N/A
				$300,000			$(35,631)	$(89)

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Derivatives and Hedging Activities (continued)

The Company entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities.  All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	December 31, 2022	December 31, 2021

		(dollars in thousands)

QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Liabilities	$10,000	6.52%	5.85%	$464	$(1,035)
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Liabilities	8,000	6.52%	5.85%	372	(828)
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Liabilities	10,000	4.06%	4.54%	459	(996)
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Liabilities	3,000	6.92%	5.17%	140	(309)
Community National Statutory Trust III	9/15//2018	9/15/2028	Derivatives - Liabilities	3,500	5.04%	4.75%	163	(360)
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Liabilities	4,500	5.04%	4.75%	209	(463)
Guaranty Statutory Trust II*	5/23/2019	2/23/2026	Derivatives - Assets	10,310	6.14%	4.09%	477	N/A
				$49,310			$2,284	$(3,991)

* As part of the acquisition of GFED in 2022, the Company assumed one interest rate swap.

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

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges to the extent they are included in the assessment of effectiveness, are recorded as a component of AOCI. The following is a summary of how AOCI was impacted during the reporting periods:

	Year Ended
	December 31, 2022	December 31, 2021

	(dollars in thousands)

Unrealized loss at beginning of period, net of tax	$(4,373)	$(7,632)
Amount reclassified from accumulated other comprehensive income to interest expense related to caplet amortization	(1,001)	697
Amount of gain (loss) recognized in other comprehensive income, net of tax	(14,847)	2,562
Unrealized loss at end of period, net of tax	$(20,221)	$(4,373)

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

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	December 31, 2022		December 31, 2021
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$2,528,949	$166,614	$2,024,599	$221,055
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$2,528,949	$166,614	$2,024,599	$221,055

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Derivatives and Hedging Activities (continued)

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	Interest and	Interest	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)

Income and expense line items presented in the consolidated statements of income	$292,571	$61,451	$200,155	$21,922	$198,373	$31,423

The effects of cash flow hedging:

Gain (loss) on cash flow hedges:
Interest rate caps on deposits	-	(1,405)	-	697		551
Interest rate swaps on variable rate loans	(829)	-	1,006	-	-	185
Interest rate swaps on junior subordinated debentures	-	462	-	1,114	-	832

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	December 31, 2022	December 31, 2021

	(dollars in thousands)

Cash	$1,272	$21,100
U.S treasuries and govt. sponsored agency securities	—	3,555
Municipal securities	8,227	139,166
Residential mortgage-backed and related securities	29,257	65,104
	$38,756	$228,925

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $250,000, was $371.7 million and $169.0 million as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, the scheduled maturities of certificates of deposit were as follows:

Amount
(dollars in thousands)
Year ending December 31:
2023	$710,100
2024	53,029
2025	11,274
2026	4,209
2027	5,571
Thereafter	401
$784,584

The Company has public entity interest-bearing demand deposits and certificates of deposit that are collateralized by investment securities with carrying values as follows:

	2022	2021
	(dollars in thousands)

U.S. govt. sponsored agency securities	$2,081	$3,080
Residential mortgage-backed and related securities	1,796	3,270
	$3,877	$6,350

The Company had a $188.8 million PUD LOC with the FHLB of Des Moines for the purpose of providing additional collateral on public deposits as of December 31, 2022. As of December 31, 2021, the Company had a $129.5 million PUD LOC with the FHLB of Des Moines. There were no amounts outstanding under these letters of credit as of December 31, 2022 or 2021.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Short-Term Borrowings

Short-term borrowings as of December 31, 2022 and 2021 are summarized as follows:

	2022	2021
	(dollars in thousands)

Federal funds purchased	$129,630	$3,800

Information concerning federal funds purchased is summarized as follows for the years ended December 31, 2022 and 2021:

	2022	2021
	(dollars in thousands)

Average daily balance	$8,637	$6,280
Average daily interest rate	1.76%	0.08%
Maximum month-end balance	$129,630	$11,320
Weighted average rate as of December 31	4.70%	0.08%

Note 10. FHLB Advances

The subsidiary banks are members of the FHLB of Des Moines. Maturity and interest rate information on advances from the FHLB as of December 31, 2022 and 2021 is as follows:

	December 31, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End

	(dollars in thousands)
Maturity:
Year ending December 31:
2022	$—	—%	$15,000	0.31%
2023	415,000	4.58	—	—
Total FHLB advances	$415,000	4.58%	$15,000	0.31%

The Company prepaid $55.3 million of FHLB advances in 2020 with excess funds generated by strong deposit growth.  The loss on the prepayment of the FHLB advances totaled $1.9 million for the year ended December 31, 2020.

Advances are collateralized by loans of $1.7 billion and $1.3 billion as of December 31, 2022 and 2021, respectively, in aggregate. On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type. Advances are also collateralized by securities of $290 thousand and $334 thousand as of December 31, 2022 and 2021, respectively, in aggregate. The Company continues to pledge loans under blanket liens to provide off balance sheet liquidity.

All advances outstanding as of December 31, 2022 and 2021 are short-term advances from the FHLB. These advances have maturities ranging from 1 day to 2 weeks.

As of December 31, 2022 and 2021, the subsidiary banks held $25.6 million and $7.8 million, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheet.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Other Borrowings and Unused Lines of Credit

In the second quarter of 2022, the Company renewed its revolving line of credit.  At renewal, the available line amount increased from $25.0 million to $50.0 million for which there was no outstanding balance as of December 31, 2022. Interest on the revolving line of credit is calculated at the greater of: (a) the effective Prime Rate less 0.50% and (b) 3.00% per annum. The collateral on the revolving line of credit is 100% of the outstanding capital stock of the Company’s bank subsidiaries.

Unused lines of credit of the subsidiary banks as of December 31, 2022 and 2021 are summarized as follows:

	2022	2021
	(dollars in thousands)

Secured	$30,990	$61,657
Unsecured	470,800	456,000
	$501,790	$517,657

Included in the Secured category above, the Company pledges select C&I and CRE loans to the Federal Reserve Bank of Chicago for borrowing as part of the Borrower-In-Custody program.

Note 12. Subordinated Notes

Subordinated notes as of December 31, 2022 and 2021 are summarized as follows:

	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
	as of December 31, 2022	as of December 31, 2022	as of December 31, 2021	as of December 31, 2021	Maturity Date
	(dollars in thousands)

Subordinated debenture dated 9/14/20	$50,000	5.125%	$50,000	5.125%	9/15/2030
Subordinated debenture dated 2/1/19	65,000	5.375%	65,000	5.375%	2/15/2029
Subordinated debenture dated 7/29/20*	20,000	5.250%	N/A	N/A	9/30/2030
Subordinated debenture dated 8/18/22	55,000	5.950%	N/A	N/A	9/1/2037
Subordinated debenture dated 8/18/22	45,000	5.500%	N/A	N/A	9/1/2032
Debt issuance costs	(2,338)		(1,150)
Total Subordinated Debentures	$232,662		$113,850

*Assumed in acquisition of GFED

On April 1, 2022, the Company acquired through the GFED acquisition $20.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on September 30, 2030.  The subordinated notes, which qualify as Tier 2 capital for the Company, will bear interest at a fixed rate of 5.25% per year, from and including July 29, 2020 to, but excluding September 30, 2025 or earlier redemption.  From and including September 30, 2025 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate, which is expected to be the then three-month Term SOFR, plus 519 basis points.  Interest on the subordinated notes is payable semi-annually, commencing on September 30, 2020 through September 30, 2025.  The subordinated notes may be redeemed at the Company’s option, in whole or in part, on any interest payment date on or after September 30, 2025. At a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

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

On August 18, 2022, the Company also completed a private offering of $45.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on September 1, 2032, of which $43.25 million have been exchanged for subordinated notes registered under the Securities Act of 1933.  The subordinated notes, which qualify as Tier 2 capital for the Company, will bear interest at a fixed rate of 5.50% per year, from and including September 1, 2022 to, but excluding September 1, 2027 or earlier redemption.  From and including September 1, 2027 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate, which is expected to be the then three-month Term SOFR, plus 279 basis points.  Interest on the subordinated notes is payable semi-annually, commencing on March 1, 2023 through September 1, 2027 and quarterly thereafter.  The notes are redeemable, in whole or in part, at any time upon the occurrence of certain events.  The subordinated notes may be redeemed at the Company’s option, in whole or in part, on any interest payment date on or after September 1, 2027, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

Note 13. Junior Subordinated Debentures

Junior subordinated debentures are summarized as of December 31, 2022 and 2021 as follows:

	2022	2021
	(dollars in thousands)

Note Payable to QCR Holdings Capital Trust II	$10,310	$10,310
Note Payable to QCR Holdings Capital Trust III	8,248	8,248
Note Payable to QCR Holdings Capital Trust V	10,310	10,310
Note Payable to Community National Trust II*	3,093	3,093
Note Payable to Community National Trust III*	3,609	3,609
Note Payable to Guaranty Bankshares Statutory Trust I**	4,640	4,640
Note Payable to Guaranty Statutory Trust II***	10,310	N/A
Market Value Discount per ASC 805****	(1,918)	(2,055)
	$48,602	$38,155

*      As part of the acquisition of Community National in 2013, the Company assumed two junior subordinated debentures with a total fair value of $4.2 million.

**    As part of the acquisition of Guaranty Bank in 2017, the Company assumed one junior subordinated debenture with a fair  value of $3.9 million.

***  As part of the acquisition of GFED in 2022, the Company assumed one junior subordinated debenture with a fair value of $10.3 million.

****  Market value discount includes discount on junior subordinated debt acquired as described in * and **.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Junior Subordinated Debentures (continued)

A schedule of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including the amounts outstanding as of December 31, 2022 and 2021, is as follows:

		Amount	Amount
		Outstanding	Outstanding
		December 31,	December 31,		Interest Rate as of	Interest Rate as of
Name	Date Issued	2022	2021	Interest Rate	December 31, 2022	December 31, 2021

		(dollars in thousands)

QCR Holdings Statutory Trust II*	February 2004	$10,310	$10,310	2.85% over 3-month LIBOR	6.52%	3.07%
QCR Holdings Statutory Trust III	February 2004	8,248	8,248	2.85% over 3-month LIBOR	6.52%	3.07%
QCR Holdings Statutory Trust V	February 2006	10,310	10,310	1.55% over 3-month LIBOR	5.63%	1.67%
Community National Statutory Trust II	September 2004	3,093	3,093	2.17% over 3-month LIBOR	6.92%	2.38%
Community National Statutory Trust III	March 2007	3,609	3,609	1.75% over 3-month LIBOR	6.52%	1.95%
Guaranty Bankshares Statutory Trust I	May 2005	4,640	4,640	1.75% over 3-month LIBOR	6.52%	1.95%
Guaranty Statutory Trust II	December 2005	10,310	N/A	1.45% over 3-month LIBOR	6.14%	N/A %
		$50,520	$40,210	Weighted Average Rate	6.29%	2.43%

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
	(dollars in thousands)

Current	$19,165	$7,290	$27,237
Deferred	(4,682)	15,272	(14,530)
	$14,483	$22,562	$12,707

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022		2021		2020
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$23,845	21.0%	$25,508	21.0%	$15,391	21.0%
Tax exempt income, net	(10,689)	(9.4)	(7,537)	(6.2)	(5,943)	(8.1)
Bank-owned life insurance	(432)	(0.4)	(386)	(0.3)	(308)	(0.4)
State income taxes, net of federal benefit, current year	4,482	3.9	5,089	4.2	3,622	4.9
Change in unrecognized tax benefits	498	0.4	578	0.5	546	0.7
Goodwill impairment	—	—	—	—	105	0.1
Provision adjustment from accounting method change	(1,181)	(1.0)	—	—	—	—
Tax credits	(1,362)	(1.2)	34	—	(456)	(0.6)
Acquisition costs	276	0.2	95	0.1	—	—
Excess tax benefit on stock options exercised and restricted stock awards vested	(503)	(0.4)	(436)	(0.4)	(242)	(0.3)
Re-measurement of deferred tax asset to incorporate newly enacted tax rates	—	—	—	—	207	0.3
Other	(451)	(0.4)	(383)	(0.3)	(215)	(0.3)
Federal and state income tax expense	$14,483	12.7%	$22,562	18.6%	$12,707	17.3%

Changes in the unrecognized tax benefits included in other liabilities are as follows for the years ended December 31, 2022 and 2021:

	2022	2021
	(dollars in thousands)

Balance, beginning	$2,182	$1,893
Impact of tax positions taken during current year	758	1,326
Gross increase (decrease) related to tax positions of prior years	75	(646)
Reduction as a result of a lapse of the applicable statute of limitations	(335)	(391)
Balance, ending	$2,680	$2,182

Included in the unrecognized tax benefits liability at December 31, 2022 are potential benefits of approximately $2.2 million that, if recognized, would affect the effective tax rate.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Federal and State Income Taxes (continued)

The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At December 31, 2022 and 2021, accrued interest on uncertain tax positions was approximately $333 thousand and $236 thousand, respectively. Estimated interest related to the underpayment of income taxes is classified as a component of “income tax expense” in the statements of income.

The Company’s federal income tax returns are open and subject to examination from the 2019 tax return year and later. Various state franchise and income tax returns are generally open from the 2018 and later tax return years based on individual state statutes of limitations.

The net deferred tax assets consisted of the following as of December 31, 2022 and 2021:

	2022	2021
	(dollars in thousands)
Deferred tax assets:
Historic tax credits	$68	$68
Low income housing tax credits	226	—
Net unrealized losses on securities available for sale and derivative instruments	21,319	—
Compensation	13,413	11,912
Loan/lease losses	20,466	19,023
Net operating loss carryforwards, federal and state	1,262	1,354
Other	—	17
	56,754	32,374
Deferred tax liabilities:
Net unrealized gains on securities available for sale and derivative instruments	—	747
Premises and equipment	6,271	6,099
Equipment financing leases	2,484	6,462
Acquisition fair value adjustments	3,816	3,269
Investment accretion	27	27
Deferred loan origination fees, net	1,624	1,403
Other	2,094	677
	16,316	18,684
Net deferred tax assets	$40,438	$13,690

At December 31, 2022, the Company had $5.4 million of federal tax NOL carryforwards and $2.1 million of state tax NOL carryforwards.  $1.9 million of the federal tax NOL carryforwards are related to the acquisition of Community National and CNB and these losses are set to expire in varying amounts between 2029 and 2033.  The $2.1 million of the state tax NOL carryforwards are also related to the acquisition of Community National and CNB and are set to expire in varying amounts between 2023 and 2028. The additional $3.5 million of federal tax NOLs were acquired in 2022 with the Guaranty Bank acquisition.  The newly acquired federal tax NOLs are expected to be utilized prior to their expiration dates.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Federal and State Income Taxes (continued)

The change in deferred income taxes was reflected in the Consolidated Financial Statements as follows for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
	(dollars in thousands)

Provision for income taxes	$(4,682)	$15,272	$(14,530)
Net deferred tax assets resulting from sale of other subsidiary	—	—	363
Statement of stockholders' equity- Other comprehensive income (loss)	(22,066)	(122)	837
	$(26,748)	$15,150	$(13,330)

Note 15. Employee Benefit Plans

The Company has a profit sharing plan, which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participants to defer a portion of their annual compensation under the profit sharing plan. Substantially all employees who are at least 18 years of age are eligible to participate in the plan. The Company matches 100% of an employee’s deferrals up to the first 3% of an employee’s annual compensation, and 50% of the next 3% of an employee’s deferred annual compensation, up to a maximum amount of 4.5% of an employee’s annual compensation. Additionally, at its discretion, the Company may make additional contributions to the plan, which are allocated to the accounts of participants in the plan based on relative compensation. There were no discretionary contributions for the years ended December 31, 2022, 2021 and 2020. Company matching contributions for the years ended December 31, 2022, 2021, and 2020 were as follows:

	2022	2021	2020
	(dollars in thousands)

Matching contribution	$3,071	$2,446	$2,520

The Company has entered into nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified retirement plan. Changes in the liability related to the SERPs, included in other liabilities, are as follows for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(dollars in thousands)

Balance, beginning	$7,273	$6,189	$5,160
Expense accrued	1,286	1,532	1,193
Cash payments made	(394)	(448)	(164)
Balance, ending	$8,165	$7,273	$6,189

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Employee Benefit Plans (continued)

The Company has a deferred compensation plan under which it has entered into deferred compensation agreements with certain officers. Under the provisions of the agreements, the executive officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution varies by officer as well.  Certain officers have a 100% match and have a maximum of between $10 thousand and $25 thousand annually as set forth in each officer’s participation agreement. Interest on the deferred amounts is earned at prime rate subject to a minimum of 4% and a maximum of 12%, with such limits differing by officer. Other officers have a 50% match and have a maximum between 4% and 12% of compensation as set forth in each officers’ participation agreement. Interest on the deferred amounts is earned at prime rate plus one percentage point and has a minimum of 4% and shall not exceed 8%.

Upon retirement, each executive officer and other officer will, subject to a potential six month deferral, receive the deferral balance in 180 equal monthly installments. As of December 31, 2022 and 2021, the liability related to the agreements totaled $ 38.2 million and $32.3 million, respectively.

Changes in the deferred compensation agreements, included in other liabilities, are as follows for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
	(dollars in thousands)

Balance, beginning	$32,353	$24,713	$19,474
Employee deferrals	3,615	4,900	3,959
Company match and interest	2,776	3,048	2,628
Cash payments made	(489)	(308)	(1,348)
Balance, ending	$38,255	$32,353	$24,713

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

The 2010 Equity Incentive Plan, the 2013 Equity Incentive Plan and the 2016 Equity Incentive Plan (collectively, the “Equity Plans”) are administered by the Compensation Committee of the Board of Directors (the “Committee”). As of December 31, 2022, there were 100,271 remaining shares of common stock available for the grant of future awards under the Equity Plans; however, such future awards may be granted only under the 2016 Equity Incentive Plan.

The number and exercise price of options granted under the Equity Plans are determined by the Committee at the time the option is granted. In no event can the exercise price be less than the value of the common stock at the date of the grant for stock options. All options have a 10-year life and will vest and become exercisable from 3-to-7 years after the date of the grant. The value of restricted stock awards is estimated by using the market price of the Company’s common stock at the date of grant.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (continued)

Stock-based compensation expense was reflected in the Consolidated Financial Statements as follows for the years ended December 31, 2022, 2021, and 2020.

	2022	2021	2020
	(dollars in thousands)

Stock options	$246	$270	$297
Restricted stock awards	1,967	1,864	1,619
Stock purchase plan	225	218	234
	$2,438	$2,352	$2,150

Stock options:

A summary of the stock option plans as of December 31, 2022, 2021, and 2020 and changes during the years then ended is presented below:

	December 31,
	2022		2021		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning	367,998	$24.46	407,763	$22.24	426,913	$20.14
Granted	22,400	53.87	22,150	43.61	23,350	39.12
Exercised	(41,695)	14.07	(60,317)	15.76	(41,650)	10.67
Forfeited	(2,025)	26.72	(1,598)	38.50	(850)	19.94
Outstanding, ending	346,678	27.60	367,998	24.46	407,763	22.24

Exercisable, ending	295,077		318,266		354,899

Weighted average fair value per option granted	$13.97		$10.85		$10.07

A further summary of options outstanding as of December 31, 2022 is presented below:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$15.50 to $15.65	57,616	0.25	$15.64	57,616	$15.64
$17.10 to $18.00	108,890	1.57	17.32	108,890	17.32
$22.64 to $22.64	53,316	3.08	22.64	53,316	22.64
$36.00 to $41.95	36,773	6.67	38.30	23,060	38.06
$42.65 to $48.50	67,908	5.63	43.76	51,995	43.80
$53.87 to $56.26	22,175	9.17	53.89	200	53.87
	346,678			295,077

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (continued)

Restricted stock and unit awards:

A summary of changes in the Company’s nonvested restricted stock, restricted stock unit and performance stock unit awards as of December 31, 2022, 2021 and 2020 is presented below:

	December 31,
	2022	2021	2020
Outstanding, beginning	97,107	102,489	106,826
Granted*	35,525	38,360	34,559
Released	(47,766)	(43,691)	(37,296)
Forfeited	(751)	(51)	(1,600)
Outstanding, ending	84,115	97,107	102,489

Weighted average fair value per share granted	$54.20	$45.18	$39.39

*  At December 31, 2022, includes 8,527 shares of restricted stock, 64,494 restricted stock units.

At December 31, 2021, includes 12,412 shares of restricted stock and 25,948 restricted stock units.

At December 31, 2020, includes 8,913 shares of restricted stock and 25,646 restricted stock units.

The total grant value of restricted stock, restricted stock unit and performance share unit awards that were released during the years ended December 31, 2022, 2021 and 2020 was $2.6 million, $1.9 million and $1.4 million, respectively.

Employee stock purchase plan:

In October 2002, the Company’s Board of Directors and its stockholders adopted the QCR Holdings, Inc. Employee Stock Purchase Plan (the “Prior Purchase Plan”) which was amended and restated on May 2, 2012 and terminated on July 1, 2022. On May 19, 2022, the Company’s stockholders approved the QCR Holdings, Inc. 2022 Stock Purchase Plan (the “2022 Purchase Plan”).  The 2022 Purchase Plan has an effective date of July 1, 2022 and a share reserve equal to 350,000 shares plus the shares remaining under the Prior Purchase Plan immediately prior to its termination. As of January 1, 2023, there were 382,765 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 85% or the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in a year is $21,250. Additionally, the maximum percentage that any one participant can elect to contribute is 15% of his or her compensation for the years ended December 31, 2022, 2021 and 2020.  Information for the stock purchase plan for the years ended December 31, 2022, 2021 and 2020 is presented below:

	2022	2021	2020
Shares granted	28,421	28,396	38,738
Shares purchased	27,103	30,543	37,114
Weighted average fair value per share granted	$7.88	$7.67	$6.03

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of December 31, 2022 and 2021, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2022 and 2021 are also presented in the following table (dollars in thousands). As of December 31, 2022 and 2021, the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2022:
Company:
Total risk-based capital	$1,055,177	14.28%	$591,132	>	8.00%	$775,861	>	10.50%	$738,915	>	10.00%
Tier 1 risk-based capital	734,977	9.95	443,349	>	6.00	628,078	>	8.50	591,132	>	8.00
Tier 1 leverage	734,977	9.61	305,959	>	4.00	305,959	>	4.00	382,449	>	5.00
Common equity Tier 1	686,375	9.29	332,512	>	4.50	517,241	>	7.00	480,295	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$275,337	13.07%	$168,588	>	8.00%	$221,272	>	10.50%	$210,735	>	10.00%
Tier 1 risk-based capital	248,978	11.81	126,441	>	6.00	179,125	>	8.50	168,588	>	8.00
Tier 1 leverage	248,978	11.01	90,419	>	4.00	90,419	>	4.00	133,023	>	5.00
Common equity Tier 1	248,978	11.81	94,831	>	4.50	147,514	>	7.00	136,978	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$308,153	14.84%	$166,168	>	8.00%	$218,096	>	10.50%	$207,711	>	10.00%
Tier 1 risk-based capital	282,258	13.59	124,626	>	6.00	176,554	>	8.50	166,168	>	8.00
Tier 1 leverage	282,258	13.17	85,707	>	4.00	85,707	>	4.00	107,134	>	5.00
Common equity Tier 1	282,258	13.59	93,470	>	4.50	145,397	>	7.00	135,012	>	6.50
Community State Bank:
Total risk-based capital	$142,974	12.04%	$94,981	>	8.00%	$124,662	>	10.50%	$118,726	>	10.00%
Tier 1 risk-based capital	128,130	10.79	71,236	>	6.00	100,917	>	8.50	94,981	>	8.00
Tier 1 leverage	128,130	10.09	50,799	>	4.00	50,799	>	4.00	63,499	>	5.00
Common equity Tier 1	128,130	10.79	53,427	>	4.50	83,108	>	7.00	77,172	>	6.50
Guaranty Bank:
Total risk-based capital	$243,106	12.24%	$158,903	>	8.00%	$208,560	>	10.50%	$198,629	>	10.00%
Tier 1 risk-based capital	218,647	11.01	119,177	>	6.00	168,834	>	8.50	158,903	>	8.00
Tier 1 leverage	218,647	10.90	80,229	>	4.00	80,229	>	4.00	100,286	>	5.00
Common equity Tier 1	218,647	11.01	89,383	>	4.50	139,040	>	7.00	129,109	>	6.50

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17. Regulatory Capital Requirements and Restrictions on Dividends (continued)

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2021:
Company:
Total risk-based capital	$814,629	14.77%	$441,100	>	8.00%	$578,944	>	10.50%	$551,375	>	10.00%
Tier 1 risk-based capital	631,649	11.46	330,825	>	6.00	468,669	>	8.50	441,100	>	8.00
Tier 1 leverage	631,649	10.46	241,579	>	4.00	241,579	>	4.00	301,974	>	5.00
Common equity Tier 1	593,494	10.76	248,119	>	4.50	385,962	>	7.00	358,394	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$247,658	13.29%	$149,126	>	8.00%	$195,727	>	10.50%	$186,407	>	10.00%
Tier 1 risk-based capital	224,253	12.03	111,844	>	6.00	158,446	>	8.50	149,126	>	8.00
Tier 1 leverage	224,253	10.45	85,873	>	4.00	85,873	>	4.00	107,341	>	5.00
Common equity Tier 1	224,253	12.03	83,883	>	4.50	130,485	>	7.00	121,164	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$277,673	14.85%	$149,595	>	8.00%	$196,343	>	10.50%	$186,993	>	10.00%
Tier 1 risk-based capital	254,279	13.60	112,196	>	6.00	158,944	>	8.50	149,595	>	8.00
Tier 1 leverage	254,279	12.59	80,777	>	4.00	80,777	>	4.00	100,971	>	5.00
Common equity Tier 1	254,279	13.60	84,147	>	4.50	130,895	>	7.00	121,546	>	6.50
Community State Bank:
Total risk-based capital	$123,365	11.95%	$82,601	>	8.00%	$108,413	>	10.50%	$103,251	>	10.00%
Tier 1 risk-based capital	110,410	10.69	61,951	>	6.00	87,763	>	8.50	82,601	>	8.00
Tier 1 leverage	110,410	9.67	45,676	>	4.00	45,676	>	4.00	57,095	>	5.00
Common equity Tier 1	110,410	10.69	46,463	>	4.50	72,276	>	7.00	67,113	>	6.50
Guaranty Bank:
Total risk-based capital	$101,067	13.39%	$60,369	>	8.00%	$79,235	>	10.50%	$75,462	>	10.00%
Tier 1 risk-based capital	91,625	12.14	45,277	>	6.00	64,142	>	8.50	60,369	>	8.00
Tier 1 leverage	91,625	11.08	33,088	>	4.00	33,088	>	4.00	41,360	>	5.00
Common equity Tier 1	91,625	12.14	33,958	>	4.50	52,823	>	7.00	49,050	>	6.50

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in four private placements and assumed four issues of junior subordinated debentures in connection with the acquisitions. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. These circumstances did not exist at December 31, 2022 or 2021.

On February 13, 2020, the board of directors of the Company approved a share repurchase program under which the Company was authorized to repurchase, from time to time as the Company deemed appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  On May 19, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to an additional 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021. There were 970,000 and 293,153 shares of common stock purchased by the Company during the year ended December 31, 2022 and 2021, respectively.  There were 935,915 shares of common stock remaining for repurchase as of December 31, 2022.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18. Earnings per Share

The following information was used in the computation of basic and diluted EPS for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
	(dollars in thousands, except per share data)

Net income	$99,066	$98,905	$60,582

Basic EPS	$5.94	$6.30	$3.84
Diluted EPS	$5.87	$6.20	$3.80

Weighted average common shares outstanding	16,681,844	15,708,744	15,771,650
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan*	208,163	235,964	180,987
Weighted average common and common equivalent shares outstanding	16,890,007	15,944,708	15,952,637

*  Excludes anti-dilutive shares of 1,706, 0 and 104,636 at December 31, 2022, 2021 and 2020, respectively.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2022 and 2021, no amounts had been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.

As of December 31, 2022 and 2021, commitments to extend credit aggregated $1.7 billion and $1.2 billion, respectively. As of December 31, 2022 and 2021, standby letters of credit aggregated $25.8 million and $21.7 million, respectively. Management does not expect that all of these commitments will be funded.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19. Commitments and Contingencies (continued)

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $1.5 million and $3.8 million as of December 31, 2022 and 2021, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates of insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $14.5 million and $20.8 million of sold residential mortgage loans with recourse provisions still in effect at December 31, 2022 and 2021, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2022, 2021, and 2020. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

Aside from cash on-hand and in-vault, the majority of the Company’s cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $67.7 million and $48.2 million as of December 31, 2022 and 2021, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

In an arrangement with Goldman Sachs, CRBT offers a cash management program for select customers. Based on a predetermined minimum balance, which must be maintained in the customer’s account, excess funds are automatically swept daily to an institutional money market fund administered by Goldman Sachs. At December 31, 2022 and 2021, the Company had $69.4 million and $107.0 million, respectively of customer funds invested in this cash management program. In the opinion of management, no material risk of loss exists due to the financial condition of Goldman Sachs. As of December 31, 2022 and 2021, there were $5.3 million and $31.5 million of investment securities pledged on the Goldman Sachs program, respectively, as a cover to the swap exposure.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

Condensed Balance Sheets
December 31, 2022 and 2021

	2022	2021
	(dollars in thousands)
Assets
Cash and due from banks	$84,172	$41,531
Interest-bearing deposits at financial institutions	—	5,750
Investment in bank subsidiaries	965,973	769,628
Investment in nonbank subsidiaries	7,196	5,341
Premises and equipment, net	9,639	8,632
Other assets	10,157	7,716
Total assets	$1,077,137	$838,598

Liabilities and Stockholders' Equity
Liabilities:
Subordinated notes	$232,662	$113,850
Junior subordinated debentures	48,602	38,155
Other liabilities	23,149	9,583
Total liabilities	304,413	161,588

Stockholders' Equity:
Common stock	16,796	15,613
Additional paid-in capital	370,712	273,768
Retained earnings	450,114	386,077
Accumulated other comprehensive income (loss)	(64,898)	1,552
Total stockholders' equity	772,724	677,010
Total liabilities and stockholders' equity	$1,077,137	$838,598

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements (continued)

Condensed Statements of Income
Years Ended December 31, 2022, 2021, and 2020

	2022	2021	2020
	(dollars in thousands)

Total interest income	$26	$3	$29
Equity in net income of bank subsidiaries	128,941	117,408	79,624
Equity in net income (loss) of nonbank subsidiaries	1,294	456	(261)
Other	(53)	853	289
Total income	130,208	118,720	79,681

Interest expense	11,836	8,482	6,662
Salaries and employee benefits	15,551	12,446	11,825
Professional fees	1,789	1,983	2,558
Acquisition costs	3,715	624	—
Post-acquisition compensation, transition and integration costs	5,526	—	145
Disposition costs	—	13	312
Goodwill impairment	—	—	500
Other	3,331	2,784	2,505
Total expenses	41,748	26,332	24,507

Income before income tax benefit	88,460	92,388	55,174

Income tax benefit	10,606	6,517	5,408
Net income	$99,066	$98,905	$60,582

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements (continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2022, 2021, and 2020

	2022	2021	2020
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$99,066	$98,905	$60,582
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings of bank subsidiaries	(128,941)	(117,408)	(79,624)
(Earnings) losses of nonbank subsidiaries	(1,294)	(456)	261
Distributions from bank subsidiaries	36,000	—	—
Distributions from nonbank subsidiaries	40	30	40
Deferred income taxes	(2,443)	(1,093)	6,909
Accretion of acquisition fair value adjustments	137	321	378
Depreciation	477	486	454
Deferred compensation expense accrued	4,062	573	—
Stock-based compensation expense	2,438	2,352	2,150
Loss on sale of subsidiary	—	—	158
Gain on sale of fixed assets	—	155	—
Goodwill impairment	—	—	500
Decrease (increase) in other assets	621	5	(7,380)
Increase (decrease) in other liabilities	10,827	(14,702)	(5,923)
Net cash provided by (used in) operating activities	20,990	(30,832)	(21,495)

Cash Flows from Investing Activities:
Net increase (decrease) in interest-bearing deposits at financial institutions	5,950	1,450	(1,599)
Capital infusion, non-bank subsidiaries	(300)	(375)	—
Net cash received in dissolution of subsidiary	—	—	8,450
Net cash paid for acquisitions	(26,039)	—	—
Net cash received in sale of subsidiary	—	—	195
Purchase of premises and equipment	(1,484)	(31)	(272)
Net cash provided by (used in) investing activities	(21,873)	1,044	6,774

Cash Flows from Financing Activities:
Proceeds from subordinated notes	100,000	—	50,000
Payment of cash dividends	(3,944)	(3,793)	(3,779)
Proceeds from issuance of common stock, net	422	670	1,360
Repurchase and cancellation of shares	(52,954)	(14,168)	(3,779)
Net cash provided by (used in) financing activities	43,524	(17,291)	43,802

Net increase (decrease) in cash and due from banks	42,641	(47,079)	29,081

Cash and due from banks:
Beginning	41,531	88,610	59,529
Ending	$84,172	$41,531	$88,610

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Fair Value

Accounting guidance on fair value measurements uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis comprised the following at December 31, 2022 and 2021:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
December 31, 2022:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$16,981	$—	$16,981	$—
Residential mortgage-backed and related securities	66,215	—	66,215	—
Municipal securities	193,178	—	193,178	—
Asset-backed securities	18,728	—	18,728	—
Other securities	45,858	—	45,858	—
Derivatives	177,631	—	177,631	—
Total assets measured at fair value	$518,591	$—	$518,591	$—

Derivatives	$200,701	$—	$200,701	$—
Total liabilities measured at fair value	$200,701	$—	$200,701	$—

December 31, 2021:
Securities AFS:
U.S. govt. sponsored agency securities	$23,328	$—	$23,328	$—
Residential mortgage-backed and related securities	94,323	—	94,323	—
Municipal securities	168,266	—	168,266	—
Asset-backed securities	27,124	—	27,124	—
Other securities	24,789	—	24,789	—
Derivatives	222,220	—	222,220	—
Total assets measured at fair value	$560,050	$—	$560,050	$—

Derivatives	$225,135	$—	$225,135	$—
Total liabilities measured at fair value	$225,135	$—	$225,135	$—

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Fair Value (continued)

Interest rate caps, swaps and collars are used for the purpose of hedging interest rate risk on various financial assets and liabilities. See Note 7 to the Consolidated Financial Statements for the details of these instruments. Interest rate swaps are also executed for select commercial customers. The fair values are determined by pricing models that consider observable market data for derivative instruments with similar structures (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprised the following at December 31, 2022 and 2021:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

December 31, 2022:
Loans/leases evaluated individually	$30,765	$—	$—	$30,765
OREO	144	—	—	144
	$30,909	$—	$—	$30,909

December 31, 2021:
Loans/leases evaluated individually	$6,618	$—	$—	$6,618

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Fair Value (continued)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	December 31,	December 31,
	2022	2021	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$30,765	$6,618	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
OREO	144	—	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For loans/leases evaluated individually and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the years ended December 31, 2022 or 2021.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of December 31, 2022		As of December 31, 2021
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$59,723	$59,723	$37,490	$37,490
Federal funds sold	Level 2	56,910	56,910	12,370	12,370
Interest-bearing deposits at financial institutions	Level 2	67,360	67,360	75,292	75,292
Investment securities:
HTM	Level 2	587,142	535,636	472,385	522,297
AFS	Level 2	340,960	340,960	337,830	337,830
Loans/leases receivable, net	Level 3	28,486	30,765	6,128	6,618
Loans/leases receivable, net	Level 2	6,022,679	5,896,443	4,595,283	4,478,899
Derivatives	Level 2	177,631	177,631	222,220	222,220

Deposits:
Nonmaturity deposits	Level 2	5,199,633	5,199,633	4,501,424	4,501,424
Time deposits	Level 2	784,584	766,294	421,348	419,453
Short-term borrowings	Level 2	129,630	129,630	3,800	3,800
FHLB advances	Level 2	415,000	415,000	15,000	15,000
Subordinated notes	Level 2	232,662	250,613	113,850	116,203
Junior subordinated debentures	Level 2	48,602	41,545	38,155	31,072
Derivatives	Level 2	200,701	200,701	225,135	225,135

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

The Company’s Commercial Banking business is geographically divided by markets into the operating segments which are the four subsidiary banks wholly-owned by the Company: QCBT, CRBT, CSB and GB. Each of these operating segments offer similar products and services, but are managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

The Company's All Other segment includes the corporate operations of the parent and operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds.

Selected financial information on the Company’s business segments is presented as follows as of and for the years ended December 31, 2022, 2021, and 2020:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB*	All other	Eliminations	Total

	(dollars in thousands)

Year Ended December 31, 2022
Total revenue	$103,621	$128,070	$54,129	$87,880	$131,922	$(132,322)	$373,300
Net interest income	71,604	65,392	40,781	63,734	(11,779)	1,388	231,120
Provision for loan/lease losses	1,073	(961)	(1,335)	9,507	—	—	8,284
Net income (loss) from continuing operations	33,850	53,576	17,225	24,289	100,303	(130,177)	99,066
Goodwill	3,223	14,980	9,888	109,516	—	—	137,607
Intangibles	—	1,225	2,027	13,507	—	—	16,759
Total assets	2,312,013	2,185,500	1,297,812	2,146,474	1,086,351	(1,079,313)	7,948,837

Year Ended December 31, 2021
Total revenue	$88,689	$129,080	$43,945	$38,342	$119,451	$(118,930)	$300,577
Net interest income	66,232	57,354	35,512	26,351	(8,479)	1,263	178,233
Provision for loan/lease losses	1,519	(697)	2,219	445	—	—	3,486
Net income (loss) from continuing operations	34,616	55,411	12,802	14,579	99,331	(117,834)	98,905
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	1,702	2,653	4,994	—	—	9,349
Total assets	2,142,344	2,030,279	1,168,606	882,885	845,120	(973,102)	6,096,132

Year Ended December 31, 2020
Total revenue	$92,336	$125,416	$50,448	$42,036	$2,197	$(262)	$312,171
Net interest income	63,366	52,857	31,570	24,759	(6,633)	1,031	166,950
Provision for loan/lease losses	21,612	19,438	9,243	5,411	—	—	55,704
Net income (loss) from continuing operations	21,557	33,890	11,379	12,797	(19,041)	—	60,582
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	2,189	3,305	5,887	—	—	11,381
Total assets	2,153,773	1,957,695	1,004,183	779,956	134,407	(324,971)	5,705,043

* On April 1, 2022, the Company acquired GFED and merged its subsidiary bank, Guaranty Bank, into Springfield First Community Bank with the combined bank operating under the Guaranty Bank name.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) promulgated under the Exchange Act) as of December 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was: (1) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures; and (2) recorded, processed, summarized and reported as and when required.

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

The Company’s management has excluded Guaranty Bank from its assessment of internal control over financial reporting from April 1, 2022 through October 10, 2022 because it was acquired by the Company in a purchase business combination on April 1, 2022 and its systems merged into the Company’s on October 11, 2022.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2022. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.

RSM US LLP, the Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022, which is included on the following pages of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QCR Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited QCR Holdings, Inc.'s and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company which comprise the consolidated balance sheets as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements and our report dated March 1, 2023, expressed an unqualified opinion.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Guaranty Bank from its assessment of internal control over financial reporting from April 1, 2022 through October 10, 2022 because it was acquired by the Company in a purchase business combination on April 1, 2022 and its systems merged into the Company’s on October 11, 2022. We have also excluded Guaranty Bank from our audit of internal control over financial reporting for the period from April 1, 2022 through October 10, 2022. Guaranty Bank represented approximately 19.7% of the Company’s consolidated assets as of the acquisition date.

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

March 1, 2023

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

The table below sets forth the following information as of December 31, 2022 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	The number of securities to be issued upon the exercise of outstanding options, warrants, and rights;
(b)	The weighted-average exercise price of such outstanding options, warrants, and rights; and
(c)	Other than securities to be issued upon the exercise of such outstanding options, warrants, and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Number of securities remaining
	Number of securities to be			available for future issuance
	issued upon exercise of		Weighted-average exercise price	under equity compensation
	outstanding options, warrants,		of outstanding options,	plans (excluding securities
Plan category	and rights		warrants, and rights (1)	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	428,614	(2)	$27.82	483,036	(3)

Equity compensation plans not approved by stockholders	—		—	—

Total	428,614	(2)	$27.82	483,036	(3)

(1)	The weighted average exercise price only relates to outstanding option awards.
(2)	Includes 346,678 outstanding option awards and 69,494 outstanding restricted stock units and 6,094 performance share units granted under the Equity Plans.
(3)	Includes 132,375 and 61,186 shares available under the QCR Holdings, Inc. 2016 Equity Incentive Plan and QCR Holdings, Inc. Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management and Directors” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

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

3.2	Bylaws of QCR Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on August 19, 2022).

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

10.19+	QCR Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A dated March 22, 2010).

10.20+	QCR Holdings, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Appendix A to QCRH Holdings, Inc.’s Proxy Statement on Form DEF 14A filed with the Commission on April 8, 2022).

10.21+	QCR Holdings Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

21.1	Subsidiaries of QCR Holdings, Inc. (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm - RSM US LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the years ended December 31, 2022, December 31, 2021 and December 31, 2020; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, December 31, 2021, and December 31, 2020; (iv) Consolidated Statements of Changes in Stockholders; Equity for the years ended December 31, 2022, December 31, 2021 and December 31, 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 31, 2021 and December 31, 2020; and (vi) Notes to Consolidated Financial Statements.

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

QCR HOLDINGS, INC.

Dated: March 1, 2023	By:	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Dated: March 1, 2023	By:	/s/ Todd A. Gipple
Todd A. Gipple
President, Chief Operating Officer and Chief Financial Officer

Dated: March 1, 2023	By:	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES

Signature	Title	Date

/s/ Marie Ziegler	Chair of the Board of Directors	March 1, 2023
Marie Ziegler

/s/ James Field	Vice-Chair of the Board of Directors	March 1, 2023
James Field

/s/ Larry J. Helling	Chief Executive Officer and Director	March 1, 2023
Larry J. Helling

/s/ John Paul E. Besong	Director	March 1, 2023
John Paul E. Besong

/s/ Todd A. Gipple	President, Chief Operating Officer	March 1, 2023
Todd A. Gipple	Chief Financial Officer and Director

/s/ Mary Kay Bates	Director	March 1, 2023
Mary Kay Bates

/s/ Mark C. Kilmer	Director	March 1, 2023
Mark C. Kilmer

/s/ John Griesemer	Director	March 1, 2023
John Griesemer

/s/ Brent R. Cobb	Director	March 1, 2023
Brent R. Cobb

/s/ Elizabeth S. Jacobs	Director	March 1, 2023
Elizabeth S. Jacobs

/s/ Donna J. Sorensen, J.D.	Director	March 1, 2023
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

As of December 31, 2022: (i) none of the Banks was subject to a directive from the Iowa Division of Banking, the Missouri Division of Finance, or the Federal Reserve, as applicable, to increase its capital and (ii) the Banks were well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2022, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company also is in compliance with the capital conservation buffer.

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

Supervision and Regulation of the Banks

General. The Company owns four subsidiary banks: QCBT, CRBT and CSB are chartered under Iowa law (collectively, the “Iowa Banks”) and GB is chartered under Missouri law. The deposit accounts of the Banks are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. All four of the Company’s subsidiary banks are members of the Federal Reserve System (“member banks”). QCBT owns QCIA, a registered investment adviser, as a wholly-owned subsidiary.

As Iowa-chartered, FDIC-insured banks, the Iowa Banks are subject to the examination, supervision, reporting and enforcement requirements of the Iowa Division of Banking, as the chartering authority for Iowa banks. As a Missouri-chartered, FDIC-insured bank, GB is subject to the examination, supervision, reporting and enforcement requirements of the Missouri Division of Finance, as the chartering authority for Missouri banks. All four of the Company’s subsidiary banks also are subject to the examination, reporting and enforcement requirements of the Federal Reserve, as the primary federal regulator of member banks. In addition, the FDIC, as administrator of the DIF, has regulatory authority over the Banks.

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

The reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve briefly exceed the statutory threshold, but because of extraordinary insured deposit growth caused by an unprecedented inflow of deposits during the pandemic, the reserve ratio fell below 1.35% and continues to be below the threshold. The FDIC staff closely monitors the factors that affect the reserve ratio, and, in order to raise the reserve ratios to 1.35% by September 30, 2028, the FDIC increased the initial deposit insurance rates by two basis points, beginning with the first quarterly assessment period of the 2023 assessment. As a result of this change, the Bank’s FDIC insurance assessment will increase beginning in 2023.

The DIF balance was approximately $125.5 billion on September 30, 2022, up $1.0 billion from the end of the second quarter.  The reserve ratio remained at 1.26%, as growth in the fund balance kept pace with growth in insured deposits. The FDIC staff continues to closely monitor the factors that affect the reserve ratio, and any change could impact FDIC assessments.

Supervisory Assessments. Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 31, 2022, the Iowa Banks paid supervisory assessments to the Iowa Division of Banking totaling $323,165 and GB paid supervisory assessments to the Missouri Division of Finance totaling $73,895.

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

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2022. Notwithstanding the availability of funds for dividends, however, the Federal Reserve, the FDIC, the Missouri Division of Finance or the Iowa Division of Banking, as applicable, may prohibit the payment of dividends by one of the Banks if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay unrestricted dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Branching Authority. The Iowa Banks have the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals. Similarly, GB has the authority under Missouri law to establish branches anywhere in the State of Missouri, subject to receipt of all required regulatory approvals. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments. In addition, federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.

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

Community Reinvestment Act Requirements. The CRA requires the Banks to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess each Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements. In May 2022, the bank regulatory agencies issued a notice of proposed rulemaking called the Joint Proposal to Strengthen and Modernize Community Reinvestment Act Regulations (the “CRA Proposal”). The CRA Proposal is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Proposal as follows: (i) to expand access to credit, investment and basic banking services in low and moderated income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low-and moderate-income communities and under-served rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators. A final rule has not yet been issued.

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

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in CRE is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2022, QCBT, CRBT and GB were in compliance with the 300% guideline for commercial real estate loans. Although CSB’s loan portfolio has historically been real estate dominated and its real estate portfolio levels exceed these policy limits, it has established a Credit Risk Committee to routinely monitor its real estate portfolio.

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