Form 10-Q
period 2023-03-31
QCR HOLDINGS INC
filed 2023-05-09
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 2023, the Registrant had outstanding 16,718,077 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 31, 2023 and December 31, 2022

	March 31,	December 31,
	2023	2022

	(dollars in thousands)
Assets
Cash and due from banks	$64,295	$59,723
Federal funds sold	16,365	56,910
Interest-bearing deposits at financial institutions	237,632	67,360

Securities held to maturity, at amortized cost, net of allowance for credit losses	561,969	587,142
Securities available for sale, at fair value	315,477	340,960
Total securities	877,446	928,102

Loans receivable held for sale	140,633	1,480
Loans/leases receivable held for investment	6,049,389	6,137,391
Gross loans/leases receivable	6,190,022	6,138,871
Less allowance for credit losses	(86,573)	(87,706)
Net loans/leases receivable	6,103,449	6,051,165

Bank-owned life insurance	107,287	106,580
Premises and equipment, net	117,641	117,948
Restricted investment securities	31,914	42,501
Other real estate owned, net	61	133
Goodwill	138,474	137,607
Intangibles	15,993	16,759
Derivatives	130,350	177,631
Other assets	195,997	186,418
Total assets	$8,036,904	$7,948,837

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,189,858	$1,262,981
Interest-bearing	5,311,805	4,721,236
Total deposits	6,501,663	5,984,217

Short-term borrowings	1,100	129,630
Federal Home Loan Bank advances	135,000	415,000
Subordinated notes	232,746	232,662
Junior subordinated debentures	48,634	48,602
Derivatives	150,401	200,701
Other liabilities	165,866	165,301
Total liabilities	7,235,410	7,176,113

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 March 2023 and December 2022 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 March 2023 - 16,713,775 shares issued and outstanding December 2022 - 16,795,942 shares issued and outstanding	16,714	16,796
Additional paid-in capital	368,302	370,712
Retained earnings	472,051	450,114
Accumulated other comprehensive (loss):
Securities available for sale	(38,378)	(44,677)
Derivatives	(17,195)	(20,221)
Total stockholders' equity	801,494	772,724
Total liabilities and stockholders' equity	$8,036,904	$7,948,837

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended March 31, 2023 and 2022

	2023	2022

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$66,634	$37,428
Nontaxable	17,312	6,768
Securities:
Taxable	3,366	2,398
Nontaxable	5,337	4,150
Interest-bearing deposits at financial institutions	821	35
Restricted investment securities	513	281
Federal funds sold	234	2
Total interest and dividend income	94,217	51,062

Interest expense:
Deposits	29,780	3,137
Short-term borrowings	99	—
Federal Home Loan Bank advances	3,521	82
Subordinated notes	3,311	1,554
Junior subordinated debentures	696	556
Total interest expense	37,407	5,329
Net interest income	56,810	45,733
Provision for credit losses	3,928	(2,916)
Net interest income after provision for credit losses	52,882	48,649

Noninterest income:
Trust fees	2,906	2,963
Investment advisory and management fees	879	1,036
Deposit service fees	2,028	1,555
Gains on sales of residential real estate loans, net	312	493
Gains on sales of government guaranteed portions of loans, net	30	19
Capital markets revenue	17,023	6,422
Securities losses, net	(463)	—
Earnings on bank-owned life insurance	707	346
Debit card fees	1,466	1,007
Correspondent banking fees	391	277
Loan related fee income	651	480
Fair value gain (loss) on derivatives	(427)	906
Other	339	129
Total noninterest income	25,842	15,633

Noninterest expense:
Salaries and employee benefits	32,003	23,627
Occupancy and equipment expense	5,914	3,937
Professional and data processing fees	3,514	3,671
Acquisition costs	—	1,851
Post-acquisition compensation, transition and integration costs	207	—
FDIC insurance, other insurance and regulatory fees	1,374	1,310
Loan/lease expense	556	267
Net income from and gains/losses on operations of other real estate	(67)	(1)
Advertising and marketing	1,237	761
Communication and data connectivity	665	403
Supplies	305	246
Bank service charges	605	541
Correspondent banking expense	210	199
Intangibles amortization	766	493
Payment card processing	545	262
Trust expense	214	187
Other	737	571
Total noninterest expense	48,785	38,325
Net income before income taxes	29,939	25,957
Federal and state income tax expense	2,782	2,333
Net income	$27,157	$23,624

Basic earnings per common share	$1.62	$1.51
Diluted earnings per common share	$1.60	$1.49

Weighted average common shares outstanding	16,776,289	15,625,112
Weighted average common and common equivalent shares outstanding	16,942,132	15,852,256

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)

Net income	$27,157	$23,624

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	7,392	(29,170)
Less: reclassification adjusted for impairment losses included in net income before tax	(989)	—
Less reclassification adjustment for sales losses included in net income before tax	(463)	—
	8,844	(29,170)

Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	3,446	(6,858)
Less reclassification adjustment for caplet amortization before tax	(201)	(221)
	3,647	(6,637)

Other comprehensive income (loss), before tax	12,491	(35,807)
Tax expense (benefit)	3,166	(8,467)
Other comprehensive income (loss), net of tax	9,325	(27,340)

Comprehensive income (loss)	$36,482	$(3,716)

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three Months Ended March 31, 2023 and 2022

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2022	$16,796	$370,712	$450,114	$(64,898)	$772,724
Net income	—	—	27,157	—	27,157
Other comprehensive income, net of tax	—	—	—	9,325	9,325
Common cash dividends declared, $0.06 per share	—	—	(1,010)	—	(1,010)
Repurchase and cancellation of 152,500 shares of common stock	(153)	(3,356)	(4,210)		(7,719)
as a result of a share repurchase program	—	—	—	—	—
Stock-based compensation expense	—	953	—	—	953
Issuance of common stock under employee benefit plans	71	(7)	—	—	64
Balance, March 31, 2023	$16,714	$368,302	$472,051	$(55,573)	$801,494

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

	(dollars in thousands)

Balance December 31, 2021	$15,613	$273,768	$386,077	$1,552	$677,010
Impact of adoption of ASU 2016-13	—	—	—	—	—
Net income	—	—	23,624	—	23,624
Other comprehensive (loss), net of tax	—	—	—	(27,340)	(27,340)
Common cash dividends declared, $0.06 per share	—	—	(939)	—	(939)
Repurchase and cancellation of 77,500 shares of common stock
as a result of a share repurchase program	(77)	(1,338)	(3,000)	—	(4,415)
Stock-based compensation expense	—	751	—	—	751
Issuance of common stock under employee benefit plans	44	(811)	—	—	(767)
Balance, March 31, 2022	$15,580	$272,370	$405,762	$(25,788)	$667,924

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2023 and 2022

	2023	2022

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,157	$23,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,006	1,297
Provision for credit losses	3,928	(2,916)
Stock-based compensation expense	953	751
Deferred compensation expense accrued	1,272	1,026
Gains on other real estate owned, net	(85)	—
Amortization of premiums on securities, net	389	336
Caplet amortization	201	221
Fair value (gain) loss on derivatives	427	(906)
Securities losses, net	463	—
Loans originated for sale	(13,353)	(25,749)
Proceeds on sales of loans	13,766	27,121
Gains on sales of residential real estate loans	(312)	(493)
Gains on sales of government guaranteed portions of loans	(30)	(19)
Gains on sales and disposals of premises and equipment	—	(10)
Amortization of intangibles	766	493
Accretion of acquisition fair value adjustments, net	(828)	(118)
Increase in cash value of bank-owned life insurance	(707)	(346)
Increase in other assets	(13,148)	(16,243)
Decrease in other liabilities	(1,101)	(1,123)
Net cash provided by operating activities	$21,764	$6,946

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	40,545	2,735
Net (increase) decrease in interest-bearing deposits at financial institutions	(170,272)	18,537
Proceeds from sales of other real estate owned	218	—
Activity in securities portfolio:
Purchases	(23,022)	(52,403)
Calls, maturities and redemptions	45,685	7,213
Paydowns	5,915	10,113
Sales	28,628	—
Activity in restricted investment securities:
Purchases	(3,177)	(11,389)
Redemptions	13,764	20
Net increase in loans/leases originated and held for investment	(54,025)	(148,521)
Purchase of premises and equipment	(1,699)	(3,428)
Proceeds from sales of premises and equipment	—	37
Net cash used in investing activities	$(117,440)	$(177,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	517,446	(83,083)
Net decrease in short-term borrowings	(128,530)	(2,610)
Activity in Federal Home Loan Bank advances:
Term advances	135,000	—
Net change in short-term and overnight advances	(415,000)	275,000
Payment of cash dividends on common stock	(1,013)	(935)
Proceeds from issuance of common stock, net	64	(767)
Repurchase and cancellation of shares	(7,719)	(4,415)
Net cash provided by financing activities	$100,248	$183,190

Net increase in cash and due from banks	4,572	13,050

Cash and due from banks, beginning	59,723	37,490
Cash and due from banks, ending	$64,295	$50,540

	2023	2022

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments (receipts) for:
Interest	$38,053	$6,271
Income/franchise taxes	(299)	38

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale and derivative instruments, net	9,325	(27,340)
Transfers of loans to other real estate owned	61	—
Due to broker for purchases of securities	—	7,533
Decrease in the fair value of back-to-back interest rate swap assets and liabilities	(46,248)	(119,357)
Dividends payable	1,010	939
Transfer of loans to loans held for sale	139,224	—
Measurement period adjustment to goodwill	867	—

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The interim unaudited Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2022, included in the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2023. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited Consolidated Financial Statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended March 31, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

ACL: Allowance for credit losses	GFED: Guaranty Federal Bancshares, Inc.
Allowance: Allowance for credit losses	HTM: Held to maturity
AOCI: Accumulated other comprehensive income (loss)	LIBOR: London Inter-Bank Offered Rate
ASC: Accounting Standards Codification	LIHTC: Low-income housing tax credit
ASU: Accounting Standards Update	m2: m2 Equipment Finance, LLC
BOLI: Bank-owned life insurance	NIM: Net interest margin
Caps: Interest rate cap derivatives	NPA: Nonperforming asset
CECL: Current Expected Credit Losses	NPL: Nonperforming loan
Community National: Community National Bancorporation	OBS: Off-balance sheet
Company: QCR Holdings, Inc.	OREO: Other real estate owned
COVID-19: Coronavirus Disease 2019	OTTI: Other-than-temporary impairment
CRBT: Cedar Rapids Bank & Trust Company	PCAOB: Public Company Accounting Oversight Board
CRE: Commercial real estate	PCD: Purchase credit deteriorated loan
CSB: Community State Bank	PCI: Purchased credit impaired
C&I: Commercial and industrial	PPP: Paycheck Protection Program
EBA: Excess balance account	Provision: Provision for credit losses
EPS: Earnings per share	QCBT: Quad City Bank & Trust Company
Exchange Act: Securities Exchange Act of 1934, as	ROAA: Return on average assets
amended	ROAE: Return on average equity
FASB: Financial Accounting Standards Board	SEC: Securities and Exchange Commission
FDIC: Federal Deposit Insurance Corporation	SFCB: Springfield First Community Bank
Federal Reserve: Board of Governors of the Federal	SFG: Specialty Finance Group
Reserve System	TA: Tangible Assets
FHLB: Federal Home Loan Bank	TBV: Tangible book value
FRB: Federal Reserve Bank of Chicago	TCE: Tangible common equity
Guaranty: Guaranty Bank, formerly known as Springfield First	TDRs: Troubled debt restructurings
Community Bank	TEY: Tax equivalent yield

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries which include the accounts of four commercial banks:  QCBT, CRBT, CSB and GB. All four banks are state-chartered commercial banks and all are members of the Federal Reserve system. The Company also engages in direct financing lease contracts through m2, a wholly-owned subsidiary of QCBT. The company also engages in wealth management services through its banking subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

The acquisition of GFED, the holding company of GB, headquartered in Springfield, Missouri, occurred on April 1, 2022 and on April 2, 2022, GB was merged into SFCB, the Company’s Springfield-based charter.  The combined bank changed its name to Guaranty Bank. The financial results for the periods since the acquisition/merger are included in this report.  See Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information about the acquisition and merger.

Recent accounting developments: In March 2020, the FASB issued ASU 2020-4, “Reference Rate Reform,” which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.  In December 2022, in response to the postponement of the cessation date of LIBOR, the FASB issued ASU 2022-06 which defers the sunset date of the ASU 2020-4 guidance to December 31, 2024, after which entities will no longer be permitted to apply the relief.

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

In April 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures.  Under the standard, the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 is eliminated and guidance on “vintage disclosures” is amended to require disclosure of current-period gross write-offs by year of origination.  The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.  For public companies that have adopted ASC 326, the changes take effect in reporting periods beginning after December 15, 2022.  This standard was adopted on January 1, 2023 and did not have a significant impact on the Company’s financial statements.

Reclassifications: Certain amounts in the prior year’s Consolidated Financial Statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of March 31, 2023 and December 31, 2022 are summarized as follows:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
March 31, 2023:
Securities HTM:
Municipal securities	$561,099	$(180)	$10,578	$(43,563)	$527,934
Other securities	1,050	—	—	(18)	1,032
	$562,149	$(180)	$10,578	$(43,581)	$528,966

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$21,697	$—	$16	$(2,393)	$19,320
Residential mortgage-backed and related securities	69,415	—	—	(6,311)	63,104
Municipal securities	209,875	—	9	(39,294)	170,590
Asset-backed securities	18,087	—	47	(167)	17,967
Other securities	48,562	(989)	7	(3,084)	44,496
	$367,636	$(989)	$79	$(51,249)	$315,477

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2022:
Securities HTM:
Municipal securities	$586,272	$(180)	$5,292	$(56,798)	$534,586
Other securities	1,050	—	—	—	1,050
	$587,322	$(180)	$5,292	$(56,798)	$535,636

Securities AFS:
U.S. govt. sponsored agency securities	$19,745	$—	$19	$(2,783)	$16,981
Residential mortgage-backed and related securities	73,438	—	—	(7,223)	66,215
Municipal securities	239,812	—	66	(46,700)	193,178
Asset-backed securities	18,885	—	48	(205)	18,728
Other securities	48,631	—	27	(2,800)	45,858
	$400,511	$—	$160	$(59,711)	$340,960

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022, are summarized as follows. Securities available-for-sale, for which an allowance for credit losses has been provided, are not included in these disclosures.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
March 31, 2023:
Securities HTM:
Municipal securities	$275,950	$(33,259)	$70,015	$(10,304)	$345,965	$(43,563)
Other securities	1,032	(18)	—	—	1,032	(18)
	$276,982	$(33,277)	$70,015	$(10,304)	$346,997	$(43,581)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$2,212	$(4)	$14,401	$(2,389)	$16,613	$(2,393)
Residential mortgage-backed and related securities	17,277	(814)	45,807	(5,497)	63,084	(6,311)
Municipal securities	43,572	(3,340)	124,603	(35,954)	168,175	(39,294)
Asset-backed securities	3,303	(5)	10,781	(162)	14,084	(167)
Other securities	26,142	(1,612)	12,113	(1,472)	38,255	(3,084)
	$92,506	$(5,775)	$207,705	$(45,474)	$300,211	$(51,249)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2022:
Securities HTM:
Municipal securities	$347,651	$(56,798)	$—	$—	$347,651	$(56,798)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$5,138	$(326)	$10,591	$(2,457)	$15,729	$(2,783)
Residential mortgage-backed and related securities	48,469	(3,327)	17,690	(3,896)	66,159	(7,223)
Municipal securities	178,172	(42,661)	9,809	(4,039)	187,981	(46,700)
Asset-backed securities	13,684	(205)	—	—	13,684	(205)
Other securities	35,206	(2,404)	4,122	(396)	39,328	(2,800)
	$280,669	$(48,923)	$42,212	$(10,788)	$322,881	$(59,711)

At March 31, 2023, the investment portfolio included 646 securities. Of this number, 524 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 10.2% of the total amortized cost of the portfolio. Of these 524 securities, there were 276 securities that had an unrealized loss for twelve months or more due to the current rate environment.

For the quarter ended March 31, 2023, the Company’s impairment evaluation determined that one publicly traded debt security experienced a decline in fair value due to credit quality, rather than market factors. As a result, the Company recognized a credit loss expense of $989 thousand and established an ACL on the related AFS security.

The following table presents the activity in the allowance for credit losses for held to maturity and available for sale securities by major security type for the three ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Securities HTM	Securities AFS	Securities HTM
	Municipal	Corporate	Municipal
	securities	securities	securities

	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$180	$—	$198
Provision for credit loss expense	—	989	—
Balance, ending	$180	$989	$198

All sales of securities for the three months ended March 31, 2023 were securities identified as AFS. There were no sales of securities for the three months ended March 31, 2022.

Three Months Ended
March 31, 2023

Proceeds from sales of securities	$28,628
Gross gains from sales of securities	44
Gross losses from sales of securities	(507)

The amortized cost and fair value of securities as of March 31, 2023 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$9,064	$9,149
Due after one year through five years	32,996	35,709
Due after five years	520,089	484,108
	$562,149	$528,966
Securities AFS:
Due in one year or less	$6,561	$6,556
Due after one year through five years	2,500	2,468
Due after five years	271,073	225,382
	280,134	234,406
Residential mortgage-backed and related securities	69,415	63,104
Asset-backed securities	18,087	17,967
	$367,636	$315,477

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$268,957	$242,766

Securities AFS:
Municipal securities	206,954	167,686
Other securities	47,610	43,559
	$254,564	$211,245

As of March 31, 2023, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 85 issuers with fair values totaling $91.8 million and revenue bonds issued by 169 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $606.7 million. The Company also held investments in general obligation bonds in 18 states, including seven states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 29 states, including 12 states in which the aggregate fair value exceeded $5.0 million.

As of December 31, 2022, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 118 issuers with fair values totaling $110.6 million and revenue bonds issued by 181 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $617.2 million. The Company also held investments in general obligation bonds in 22 states, including seven states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 29 states, including 12 states in which the aggregate fair value exceeded $5.0 million.

Both general obligation and revenue bonds are diversified across many issuers. As of March 31, 2023 and as of December 31, 2022, the Company held revenue bonds of two issuers, both located in Ohio, of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. The issuers’ financial conditions are strong and the sources of repayment are diversified. The Company monitors the investments and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to the Company’s loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of March 31, 2023, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of March 31, 2023, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of March 31, 2023 and December 31, 2022 is presented as follows:

	March 31, 2023	December 31, 2022

	(dollars in thousands)
C&I:
C&I - revolving	$307,612	$296,869
C&I - other *	1,420,331	1,451,693
	1,727,943	1,748,562

CRE - owner occupied	616,922	629,367
CRE - non-owner occupied	982,716	963,239
Construction and land development**	1,208,185	1,192,061
Multi-family**	969,870	963,803
Direct financing leases***	35,373	31,889
1-4 family real estate****	532,491	499,529
Consumer	116,522	110,421
	6,190,022	6,138,871
Allowance for credit losses	(86,573)	(87,706)
	$6,103,449	$6,051,165
*** Direct financing leases:
Net minimum lease payments to be received	$39,075	$34,754
Estimated unguaranteed residual values of leased assets	165	165
Unearned lease/residual income	(3,867)	(3,030)
	35,373	31,889
Plus deferred lease origination costs, net of fees	174	226
	35,547	32,115
Less allowance for credit losses	(1,053)	(970)
	$34,494	$31,145

*     Includes equipment financing agreements outstanding at m2, totaling $286.1 million and $278.0 million as of March 31, 2023 and December 31, 2022, respectively.

**     As of March 31, 2023, there were construction and land development and multi-family loans held for sale in preparation for securitization. The balances in these loan classes as of March 31, 2023 were $30.3 million and $108.9 million, respectively.

***   Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors, which is combined with management's expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The majority of leases with residual values contain a lease options rider, which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal.

**** Includes residential real estate held for sale totaling $1.4 million and $1.5 million as of March 31, 2023 and December 31, 2022, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $27.2 million and $24.3 million at March 31, 2023 and December 31, 2022, respectively, and was included in other assets on the consolidated balance sheets.

Changes in discounts on acquired loans for the three months ended March 31, 2023 and 2022, respectively, are presented as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	Performing	Performing
	Loans	Loans

	(dollars in thousands)

Balance at the beginning of the period	$(6,088)	$(1,533)
Accretion recognized	849	161
Balance at the end of the period	$(5,239)	$(1,372)

The aging of the loan/lease portfolio by classes of loans/leases as of March 31, 2023 and December 31, 2022 is presented as follows:

	As of March 31, 2023
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$307,612	$—	$—	$—	$—	$307,612
C&I - other	1,406,944	4,718	3,899	15	4,755	1,420,331
CRE - owner occupied	612,379	1,899	—	—	2,644	616,922
CRE - non-owner occupied	980,498	—	—	—	2,218	982,716
Construction and land development	1,197,526	—	—	—	10,659	1,208,185
Multi-family	969,870	—	—	—	—	969,870
Direct financing leases	34,951	220	84	—	118	35,373
1-4 family real estate	529,263	865	76	—	2,287	532,491
Consumer	116,030	67	159	—	266	116,522
	$6,155,073	$7,769	$4,218	$15	$22,947	$6,190,022

As a percentage of total loan/lease portfolio	99.43%	0.13%	0.07%	0.00%	0.37%	100.00%

	As of December 31, 2022
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I
C&I - revolving	$296,869	$—	$—	$—	$—	$296,869
C&I - other	1,442,629	4,800	1,124	5	3,135	1,451,693
CRE - owner occupied	625,611	1,166	—	—	2,590	629,367
CRE - non-owner occupied	962,444	421	—	—	374	963,239
Construction and land development	1,191,929	—	—	—	132	1,192,061
Multi-family	963,803	—	—	—	—	963,803
Direct financing leases	31,557	141	56	—	135	31,889
1-4 family real estate	495,936	1,030	517	—	2,046	499,529
Consumer	110,041	27	—	—	353	110,421
	$6,120,819	$7,585	$1,697	$5	$8,765	$6,138,871

As a percentage of total loan/lease portfolio	98.88%	0.12%	0.03%	0.00%	0.14%	100.00%

NPLs by classes of loans/leases as of March 31, 2023 and December 31, 2022 are presented as follows:

	As of March 31, 2023
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	15	3,891	864	4,770	20.77
CRE - owner occupied	—	2,197	447	2,644	11.52
CRE - non-owner occupied	—	1,267	951	2,218	9.66
Construction and land development	—	9,292	1,367	10,659	46.42
Multi-family	—	—	—	—	-
Direct financing leases	—	118	—	118	0.51
1-4 family real estate	—	1,893	394	2,287	9.96
Consumer	—	266	—	266	1.16
	$15	$18,924	$4,023	$22,962	100.00%

	As of December 31, 2022
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)

C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	5	2,775	360	3,140	35.80
CRE - owner occupied	—	1,738	852	2,590	29.53
CRE - non-owner occupied	—	68	306	374	4.26
Construction and land development	—	132	—	132	1.51
Multi-family	—	—	—	—	-
Direct financing leases	—	80	55	135	1.54
1-4 family real estate	—	1,641	405	2,046	23.33
Consumer	—	353	—	353	4.03
	$5	$6,787	$1,978	$8,770	100.00%

The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2023 and 2022.

Changes in the ACL loans/leases by portfolio segment for the three months ended March 31, 2023 and 2022, respectively, are presented as follows:

	Three Months Ended March 31, 2023
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$4,457	$27,753	$9,965	$11,749	$14,262	$13,186	$4,963	$1,371	$87,706
Reduction of ACL for writedown of LHFS to fair value	—	—	—	—	(354)	(1,355)	—	—	(1,709)
Provision	180	557	(668)	878	1,349	(210)	302	70	2,458
Charge-offs	—	(2,055)	(208)	—	(12)	—	—	—	(2,275)
Recoveries	—	382	—	5	—	—	5	1	393
Balance, ending	$4,637	$26,637	$9,089	$12,632	$15,245	$11,621	$5,270	$1,442	$86,573

*   Included within the C&I – Other column are ACL on leases with a beginning balance of $970 thousand, provision of $69 thousand, charge-offs of $4 thousand and recoveries of $18 thousand. ACL on leases was $1.1 million as of March 31, 2023.

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

*   Included within the C&I – Other column are ACL on leases with adoption impact of $1.5 million, negative provision of $27 thousand, charge-offs of $114 thousand and recoveries of $60 thousand. ACL on leases was $1.5 million as of March 31, 2022.

The composition of the ACL loans/leases by portfolio segment based on evaluation method are as follows:

	As of March 31, 2023
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$3,657	$303,955	$307,612	$998	$3,639	$4,637
C&I - other*	14,446	1,441,258	1,455,704	1,231	25,406	26,637
	18,103	1,745,213	1,763,316	2,229	29,045	31,274
CRE - owner occupied	23,751	593,171	616,922	2,746	6,343	9,089
CRE - non-owner occupied	23,217	959,499	982,716	1,025	11,607	12,632
Construction and land development	10,756	1,197,429	1,208,185	826	14,419	15,245
Multi-family	1,351	968,519	969,870	406	11,215	11,621
1-4 family real estate	3,223	529,268	532,491	326	4,944	5,270
Consumer	693	115,829	116,522	72	1,370	1,442
	$81,094	$6,108,928	$6,190,022	$7,630	$78,943	$86,573

*   Included within the C&I – Other category are leases individually evaluated of $118 thousand with a related allowance for credit losses of $36 thousand and leases collectively evaluated of $35.3 million with a related allowance for credit losses of $1.0 million.

	As of December 31, 2022
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

*   Included within the C&I – Other category are leases individually evaluated of $135 thousand with a related allowance for credit losses of $24 thousand and leases collectively evaluated of $31.8 million with a related allowance for credit losses of $946 thousand.

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$3,552	$—	$—	$—	$—	$105	$—	$3,657
C&I - other*	5,738	209	—	—	102	7,983	414	14,446
	9,290	209	—	—	102	8,088	414	18,103
CRE - owner occupied	—	23,685	—	66	—	—	—	23,751
CRE - non-owner occupied	—	—	23,217	—	—	—	—	23,217
Construction and land development	—	—	10,756	—	—	—	—	10,756
Multi-family	—	—	1,351	—	—	—	—	1,351
1-4 family real estate	—	—	31	3,192	—	—	—	3,223
Consumer	—	—	121	562	—	—	10	693
	$9,290	$23,894	$35,476	$3,820	$102	$8,088	$424	$81,094

*   Included within the C&I – Other category are leases individually evaluated of $118 thousand with primary collateral of equipment.

	As of December 31, 2022
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$3,281	$—	$—	$—	$—	$105	$—	$3,386
C&I - other*	1,589	210	—	—	108	7,289	162	9,358
	4,870	210	—	—	108	7,394	162	12,744
CRE - owner occupied	—	24,814	—	66	—	—	—	24,880
CRE - non-owner occupied	—	—	21,588	—	—	—	—	21,588
Construction and land development	—	—	10,394	—	—	—	—	10,394
Multi-family	—	—	1,302	—	—	—	—	1,302
1-4 family real estate	—	—	33	3,144	—	—	—	3,177
Consumer	—	—	120	608	—	—	13	741
	$4,870	$25,024	$33,437	$3,818	$108	$7,394	$175	$74,826

*   Included within the C&I – Other category are leases individually evaluated of $135 thousand with primary collateral of equipment.

For certain C&I loans, all CRE loans, certain construction and land development loans, all multifamily loans, certain 1-4 family residential loans and certain consumer loans, the Company’s credit quality indicator consists of internally assigned risk ratings.  Each such loan is assigned a risk rating upon origination. The risk rating is reviewed every 15 months, at a minimum, and on an as-needed basis depending on the specific circumstances of the loan.

For certain C&I loans (including equipment financing agreements and direct financing leases), certain construction and land development, certain 1-4 family real estate loans, and certain consumer loans, the Company’s credit quality indicator is performance determined by delinquency status.  Delinquency status is updated daily by the Company’s loan system.

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of March 31, 2023:

	As of March 31, 2023
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass (Ratings 1 through 5)	$—	$—	$—	$—	$—	$—	$277,135	$277,135
Special Mention (Rating 6)	—	—	—	—	—	—	26,820	26,820
Substandard (Rating 7)	—	—	—	—	—	—	3,657	3,657
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$307,612	$307,612

C&I - other
Pass (Ratings 1 through 5)	$112,239	$399,604	$236,117	$108,134	$83,522	$158,843	$—	$1,098,459
Special Mention (Rating 6)	11,886	3,603	5,557	3,724	1,033	299	—	26,102
Substandard (Rating 7)	—	5,207	252	37	3,776	377	—	9,649
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - other	$124,125	$408,414	$241,926	$111,895	$88,331	$159,519	$—	$1,134,210

CRE - owner occupied
Pass (Ratings 1 through 5)	$18,359	$143,926	$177,112	$128,136	$32,639	$71,449	$7,552	$579,173
Special Mention (Rating 6)	4,268	791	2,735	6,383	479	1,310	24	15,990
Substandard (Rating 7)	513	2,684	—	16,187	1,215	1,160	—	21,759
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$23,140	$147,401	$179,847	$150,706	$34,333	$73,919	$7,576	$616,922

CRE - non-owner occupied
Pass (Ratings 1 through 5)	$49,906	$297,573	$221,657	$162,545	$82,633	$93,906	$7,969	$916,189
Special Mention (Rating 6)	596	5,402	833	17,544	—	18,934	—	43,309
Substandard (Rating 7)	4,065	3,623	—	156	15,216	—	158	23,218
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$54,567	$306,598	$222,490	$180,245	$97,849	$112,840	$8,127	$982,716

Construction and land development
Pass (Ratings 1 through 5)	$48,281	$492,375	$313,670	$232,318	$31,275	$28,640	$25,117	$1,171,676
Special Mention (Rating 6)	1,100	—	10,210	—	—	—	—	11,310
Substandard (Rating 7)	98	1,487	9,172	—	—	—	—	10,757
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Construction and land development	$49,479	$493,862	$333,052	$232,318	$31,275	$28,640	$25,117	$1,193,743

Multi-family
Pass (Ratings 1 through 5)	$15,948	$237,962	$250,949	$222,923	$135,619	$103,474	$127	$967,002
Special Mention (Rating 6)	—	—	—	—	1,517	—	—	1,517
Substandard (Rating 7)	—	—	41	1,310	—	—	—	1,351
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Multi-family	$15,948	$237,962	$250,990	$224,233	$137,136	$103,474	$127	$969,870

1-4 family real estate
Pass (Ratings 1 through 5)	$37,624	$55,100	$56,644	$31,349	$12,218	$9,792	$5,380	$208,107
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	—	27	—	—	4	—	—	31
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$37,624	$55,127	$56,644	$31,349	$12,222	$9,792	$5,380	$208,138

Consumer
Pass (Ratings 1 through 5)	$97	$499	$743	$711	$33	$831	$9,406	$12,320
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	45	282	—	11	—	106	—	444
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Consumer	$142	$781	$743	$722	$33	$937	$9,406	$12,764

Total	$305,025	$1,650,145	$1,285,692	$931,468	$401,179	$489,121	$363,345	$5,425,975

	As of March 31, 2023
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$43,765	$145,880	$62,307	$22,270	$6,566	$1,176	$—	$281,964
Nonperforming	—	2,666	1,390	64	37	—	—	4,157
Total C&I - other	$43,765	$148,546	$63,697	$22,334	$6,603	$1,176	$—	$286,121

Construction and land development
Performing	$3,059	$10,978	$331	$10	$3	$61	$—	$14,442
Nonperforming	—	—	—	—	—	—	—	—
Total Construction and land development	$3,059	$10,978	$331	$10	$3	$61	$—	$14,442

Direct financing leases
Performing	$5,256	$15,409	$4,710	$4,926	$3,753	$1,201	$—	$35,255
Nonperforming	—	—	28	22	14	54	—	118
Total Direct financing leases	$5,256	$15,409	$4,738	$4,948	$3,767	$1,255	$—	$35,373

1-4 family real estate
Performing	$23,843	$61,010	$90,018	$74,002	$16,392	$56,749	$83	$322,097
Nonperforming	—	133	512	479	460	672	—	2,256
Total 1-4 family real estate	$23,843	$61,143	$90,530	$74,481	$16,852	$57,421	$83	$324,353

Consumer
Performing	$6,041	$12,171	$3,329	$3,340	$945	$2,379	$75,460	$103,665
Nonperforming	—	7	—	—	—	41	45	93
Total Consumer	$6,041	$12,178	$3,329	$3,340	$945	$2,420	$75,505	$103,758

Total	$81,964	$248,254	$162,625	$105,113	$28,170	$62,333	$75,588	$764,047

* Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

The following table shows the gross charge-offs of loans and leases by class of receivable and year of origination for the three months ended March 31, 2023:

	As of March 31, 2023
	Gross Charge-off by Origination Year
Classes of Loans/Leases	2023	2022	2021	2020	2019	Prior	Total

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	$—	$—	$—
C&I - other	—	740	281	794	201	35	2,051
CRE - owner occupied	—	—	208	—	—	—	208
CRE - non-owner occupied	—	—	—	—	—	—	—
Construction and land development	—	12	—	—	—	—	12
Multi-family	—	—	—	—	—	—	—
Direct financing leases	—	—	—	—	3	1	4
1-4 family real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
	$—	$752	$489	$794	$204	$36	$2,275

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of December 31, 2022:

	As of December 31, 2022
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2022	2021	2020	2019	2018	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass (Ratings 1 through 5)	$—	$—	$—	$—	$—	$—	$275,888	$275,888
Special Mention (Rating 6)	—	—	—	—	—	—	17,595	17,595
Substandard (Rating 7)	—	—	—	—	—	—	3,386	3,386
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$296,869	$296,869

C&I - other
Pass (Ratings 1 through 5)	$496,445	$279,412	$127,803	$87,054	$59,675	$105,184	$—	$1,155,573
Special Mention (Rating 6)	9,542	679	901	723	—	308	—	12,153
Substandard (Rating 7)	187	125	661	4,535	310	106	—	5,924
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - other	$506,174	$280,216	$129,365	$92,312	$59,985	$105,598	$—	$1,173,650

CRE - owner occupied
Pass (Ratings 1 through 5)	$146,211	$182,440	$142,596	$33,571	$27,088	$45,993	$13,460	$591,359
Special Mention (Rating 6)	6,190	—	6,379	484	—	1,346	269	14,668
Substandard (Rating 7)	3,750	171	16,336	1,396	1,197	490	—	23,340
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$156,151	$182,611	$165,311	$35,451	$28,285	$47,829	$13,729	$629,367

CRE - non-owner occupied
Pass (Ratings 1 through 5)	$310,163	$221,953	$173,478	$89,337	$56,898	$40,923	$7,510	$900,262
Special Mention (Rating 6)	2,824	882	18,920	—	12,917	6,198	—	41,741
Substandard (Rating 7)	5,651	—	157	15,217	—	—	211	21,236
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$318,638	$222,835	$192,555	$104,554	$69,815	$47,121	$7,721	$963,239

Construction and land development
Pass (Ratings 1 through 5)	$479,016	$330,434	$240,778	$31,607	$30,300	$—	$29,647	$1,141,782
Special Mention (Rating 6)	1,465	9,200	—	—	—	—	—	10,665
Substandard (Rating 7)	132	10,262	—	—	—	—	—	10,394
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Construction and land development	$480,613	$349,896	$240,778	$31,607	$30,300	$—	$29,647	$1,162,841

Multi-family
Pass (Ratings 1 through 5)	$237,839	$254,056	$224,920	$134,378	$99,695	$7,875	$2,227	$960,990
Special Mention (Rating 6)	—	44	—	1,467	—	—	—	1,511
Substandard (Rating 7)	—	—	1,302	—	—	—	—	1,302
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Multi-family	$237,839	$254,100	$226,222	$135,845	$99,695	$7,875	$2,227	$963,803

1-4 family real estate
Pass (Ratings 1 through 5)	$61,953	$57,731	$33,737	$12,687	$5,813	$6,002	$5,855	$183,778
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	28	—	—	5	—	—	—	33
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$61,981	$57,731	$33,737	$12,692	$5,813	$6,002	$5,855	$183,811

Consumer
Pass (Ratings 1 through 5)	$511	$801	$493	$122	$254	$621	$10,226	$13,028
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	282	—	12	—	112	—	—	406
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Consumer	$793	$801	$505	$122	$366	$621	$10,226	$13,434

Total	$1,762,189	$1,348,190	$988,473	$412,583	$294,259	$215,046	$366,274	$5,387,014

	As of December 31, 2022
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2022	2021	2020	2019	2018	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$170,180	$69,694	$25,540	$8,066	$1,804	$79	$—	$275,363
Nonperforming	1,110	1,320	155	95	—	—	—	2,680
Total C&I - other	$171,290	$71,014	$25,695	$8,161	$1,804	$79	$—	$278,043

Direct financing leases
Performing	$28,785	$360	$10	$3	$62	$—	$—	$29,220
Nonperforming	—	—	—	—	—	—	—	—
Total Direct financing leases	$28,785	$360	$10	$3	$62	$—	$—	$29,220

Construction and land development
Performing	$14,578	$5,172	$5,700	$4,398	$1,536	$370	$—	$31,754
Nonperforming	—	32	88	7	8	—	—	135
Total Construction and land development	$14,578	$5,204	$5,788	$4,405	$1,544	$370	$—	$31,889

1-4 family real estate
Performing	$69,094	$92,762	$75,153	$17,089	$11,381	$48,136	$90	$313,705
Nonperforming	267	524	487	279	8	448	—	2,013
Total 1-4 family real estate	$69,361	$93,286	$75,640	$17,368	$11,389	$48,584	$90	$315,718

Consumer
Performing	$14,685	$3,844	$3,717	$1,123	$1,140	$1,325	$70,974	$96,808
Nonperforming	7	—	—	—	3	59	110	179
Total Consumer	$14,692	$3,844	$3,717	$1,123	$1,143	$1,384	$71,084	$96,987

Total	$298,706	$173,708	$110,850	$31,060	$15,942	$50,417	$71,174	$751,857

During the quarter ended March 31, 2023, there were no modifications of loans and leases made to borrowers experiencing financial difficulty.

Changes in the ACL for OBS exposures for the three months ended March 31, 2023 and 2022 are presented as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022

	(dollars in thousands)

Balance, beginning	$5,552	$6,886
Provisions (credited) to expense	481	933
Balance, ending	$6,033	$7,819

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES

Derivatives are summarized as follows as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

	(dollars in thousands)
Assets:
Interest rate caps - hedged	$6,714	$8,327
Interest rate caps	1,786	2,213
Interest rate swaps - hedged	1,484	477
Interest rate swaps	120,366	166,614
	$130,350	$177,631

Liabilities:
Interest rate collars - hedged	$(57)	$(263)
Interest rate swaps - hedged	(29,978)	(33,824)
Interest rate swaps	(120,366)	(166,614)
	$(150,401)	$(200,701)

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

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	March 31, 2023	December 31, 2022
(dollars in thousands)

Deposits	1/1/2020	1/1/2023	Derivatives - Assets	$25,000	1.75%	$-	$(50)
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.75%	515	714
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	50,000	1.57%	1,191	1,566
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.80%	596	783
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.75%	1,032	1,264
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	50,000	1.57%	2,253	2,700
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.80%	1,127	1,350
				$225,000		$6,714	$8,327

For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings. The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	March 31, 2023	December 31, 2022

(dollars in thousands)

1/1/2020	1/3/2023	Derivatives - Assets	$25,000	1.90%	$-	$3
2/1/2020	2/1/2024	Derivatives - Assets	25,000	1.90%	635	822
3/1/2020	3/3/2025	Derivatives - Assets	25,000	1.90%	1,151	1,388
			$75,000		$1,786	$2,213

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate loans.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collar is designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collars are as follows:

							Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	March 31, 2023	December 31, 2022
Loans	10/1/2022	10/1/2026	Derivatives - Liabilities	$50,000	4.40%	2.44%	$(57)	$(263)

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.    All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	March 31, 2023	December 31, 2022
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	4.86%	$(4,809)	$(5,646)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	4.86%	(6,871)	(8,066)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	4.86%	(5,508)	(6,464)
Loans	10/1/2022	7/1/2031	Derivatives - Liabilities	25,000	1.30%	4.87%	(3,403)	(4,018)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	4.86%	(939)	(1,144)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	4.86%	(3,129)	(3,812)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	4.86%	(2,190)	(2,669)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	4.86%	(3,129)	(3,812)
				$300,000			$(29,978)	$(35,631)

The Company has entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	March 31, 2023	December 31, 2022

		(dollars in thousands)

QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Assets	$10,000	7.60%	5.85%	$279	$464
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Assets	8,000	7.60%	5.85%	223	372
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Assets	10,000	6.38%	4.54%	279	459
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Assets	3,000	7.13%	5.17%	83	140
Community National Statutory Trust III	9/15//2018	9/15/2028	Derivatives - Assets	3,500	6.62%	4.75%	96	163
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Assets	4,500	6.62%	4.75%	124	209
Guaranty Statutory Trust II*	5/23/2019	2/23/2026	Derivatives - Assets	10,310	6.37%	4.09%	400	477
				$49,310			$1,484	$2,284

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

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	March 31, 2023		December 31, 2022
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$2,855,239	$120,366	$2,528,949	$166,614
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$2,855,239	$120,366	$2,528,949	$166,614

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three months ended March 31, 2023 and March 31, 2022 are as follows:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)
Income and expense line items presented in the consolidated statements of income	$94,217	$37,407	$51,062	$5,329

The effects of cash flow hedging:

Gain (loss) on cash flow hedges:
Interest rate caps on deposits	-	(1,581)	-	221
Interest rate swaps and collars on variable rate loans	(2,055)	-	471	-
Interest rate swaps on junior subordinated debentures	-	(227)	-	267

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	March 31, 2023	December 31, 2022

	(dollars in thousands)

Cash	$1,661	$1,272
Municipal securities	3,954	8,227
Residential mortgage-backed and related securities	5,987	29,257
	$11,602	$38,756

The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements.  The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit ratings and financial information.  Additionally, the Company manages financial institution counterparty credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, and uses ISDA master agreements, central clearing mechanisms and counterparty limits.  The agreements contain bilateral collateral agreements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps. The Company manages the risk of default by its borrower/customer counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company underwrites the combination of the base loan amount and potential swap exposure and focuses on high quality borrowers with strong collateral values. The majority of the Company’s swapped loan portfolio consists of loans on projects, with loan-to-values including the potential swap exposure that is below 65%.  The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

NOTE 5 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended March 31,
	2023		2022
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$6,287	21.0%	$5,451	21.0%
Tax exempt income, net	(3,216)	(10.7)	(2,222)	(8.6)
Bank-owned life insurance	(148)	(0.5)	(73)	(0.3)
State income taxes, net of federal benefit, current year	1,189	4.0	1,291	5.0
Provision adjustment from accounting method change	—	—	(1,181)	(4.5)
Tax credits	(177)	(0.6)	(242)	(0.9)
Income from tax credit equity investments	(413)	(1.4)	(301)	(1.2)
Acquisition costs	—	—	130	0.5
Excess tax benefit on stock options exercised and restricted stock awards vested	(398)	(1.3)	(434)	(1.7)
Other	(342)	(1.2)	(86)	(0.3)
Federal and state income tax expense	$2,782	9.3%	$2,333	9.0%

NOTE 6 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended
	March 31,
	2023	2022

	(dollars in thousands, except share data)

Net income	$27,157	$23,624

Basic EPS	$1.62	$1.51
Diluted EPS	$1.60	$1.49

Weighted average common shares outstanding	16,776,289	15,625,112
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan*	165,843	227,144
Weighted average common and common equivalent shares outstanding	16,942,132	15,852,256

NOTE 7 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at March 31, 2023 and December 31, 2022:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
March 31, 2023:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$19,320	$—	$19,320	$—
Residential mortgage-backed and related securities	63,104	—	63,104	—
Municipal securities	170,590	—	170,590	—
Asset-backed securities	17,967	—	17,967	—
Other securities	44,496	—	44,496	—
Derivatives	130,350	—	130,350	—
Total assets measured at fair value	$445,827	$—	$445,827	$—

Derivatives	$150,401	$—	$150,401	$—
Total liabilities measured at fair value	$150,401	$—	$150,401	$—

December 31, 2022:
Securities AFS:
U.S. govt. sponsored agency securities	$16,981	$—	$16,981	$—
Residential mortgage-backed and related securities	66,215	—	66,215	—
Municipal securities	193,178	—	193,178	—
Asset-backed securities	18,728	—	18,728	—
Other securities	45,858	—	45,858	—
Derivatives	177,631	—	177,631	—
Total assets measured at fair value	$518,591	$—	$518,591	$—

Derivatives	$200,701	$—	$200,701	$—
Total liabilities measured at fair value	$200,701	$—	$200,701	$—

The securities AFS portfolio consists of securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Interest rate caps, swaps and collars are used for the purpose of hedging interest rate risk on various financial assets and liabilities, further described in Note 4 to the Consolidated Financial Statements. Interest rate swaps are also executed for select commercial customers.  The fair values are determined by pricing models that consider observable market data for derivative instruments with similar structures (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when a loan/lease is collaterally dependent).

Assets measured at fair value on a non-recurring basis comprised the following at March 31, 2023 and December 31, 2022:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

March 31, 2023:
Loans/leases evaluated individually	$42,354	$—	$—	$42,354
Loans receivable held for sale	139,224	—	—	139,224
OREO	66	—	—	66
	$181,644	$—	$—	$181,644

December 31, 2022:
Loans/leases evaluated individually	$30,765	$—	$—	$30,765
OREO	144	—	—	144
	$30,909	$—	$—	$30,909

Loans/leases evaluated individually are valued at the lower of cost or fair value and are classified as Level 3 in the fair value hierarchy. Fair value is measured based on the value of the collateral securing these loans/leases. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values are discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business.

Loans receivable held for sale are valued at the lower of cost or fair value in the aggregate by type and are classified as Level 3 in the fair value hierarchy.  Fair value is estimated considering the loans have a floating interest rate with a spread that is commensurate with current market pricing, in addition to factoring in a discount for credit risk.

OREO in the table above consists of property acquired through foreclosures and settlements of loans.  Property acquired is carried at the estimated fair value of the property, less disposal costs, and is classified as a Level 3 in the fair value hierarchy.  The estimated fair value of the property is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraise and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the property.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	March 31,	December 31,
	2023	2022	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$42,354	$30,765	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
Loans receivable held for sale	139,224	—	Market prices for similar loans	Market price adjustments		n/a
OREO	66	144	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the loans/leases evaluated individually, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

For the loans receivable held for sale, the Company records carrying value at fair value factoring in a discount for credit risk.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three months ended March 31, 2023 and 2022.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of March 31, 2023		As of December 31, 2022
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$64,295	$64,295	$59,723	$59,723
Federal funds sold	Level 2	16,365	16,365	56,910	56,910
Interest-bearing deposits at financial institutions	Level 2	237,632	237,632	67,360	67,360
Investment securities:
HTM	Level 2	561,969	528,966	587,142	535,636
AFS	Level 2	315,477	315,477	340,960	340,960
Loans/leases receivable, net	Level 3	178,441	181,578	28,486	30,765
Loans/leases receivable, net	Level 2	5,925,008	5,749,501	6,022,679	5,896,443
Derivatives	Level 2	130,350	130,350	177,631	177,631

Deposits:
Nonmaturity deposits	Level 2	5,288,242	5,288,242	5,199,633	5,199,633
Time deposits	Level 2	1,213,421	1,201,496	784,584	766,294
Short-term borrowings	Level 2	1,100	1,100	129,630	129,630
FHLB advances	Level 2	135,000	138,588	415,000	415,000
Subordinated notes	Level 2	232,746	249,647	232,662	250,613
Junior subordinated debentures	Level 2	48,634	40,368	48,602	41,545
Derivatives	Level 2	150,401	150,401	200,701	200,701

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

Selected financial information on the Company's business segments is presented as follows as of and for the three months ended March 31, 2023 and 2022:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB*	All other	Eliminations	Total

	(dollars in thousands)

Three Months Ended March 31, 2023
Total revenue	$33,124	$43,123	$16,568	$27,621	$34,669	$(35,046)	$120,059
Net interest income	16,988	17,179	10,890	15,372	(3,963)	344	56,810
Provision for loan/lease losses	1,573	1,516	492	347	—	—	3,928
Net income (loss) from continuing operations	7,038	16,400	4,760	5,387	27,680	(34,108)	27,157
Goodwill	3,223	14,980	9,888	110,383	—	—	138,474
Intangibles	—	1,108	1,878	13,007	—	—	15,993
Total assets	2,548,473	2,196,560	1,286,227	2,147,776	1,116,694	(1,258,826)	8,036,904

Three Months Ended March 31, 2022
Total revenue	$22,480	$25,211	$11,316	$7,844	$28,912	$(29,068)	$66,695
Net interest income	17,314	14,323	9,331	6,528	(2,109)	346	45,733
Provision for loan/lease losses	(1,259)	(770)	(385)	(502)	—	—	(2,916)
Net income (loss) from continuing operations	9,970	11,129	4,126	3,104	23,827	(28,532)	23,624
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	1,583	2,497	4,776	—	—	8,856
Total assets	2,195,894	1,947,737	1,184,708	956,345	839,362	(948,227)	6,175,819

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of March 31, 2023 and December 31, 2022, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of March 31, 2023 and

December 31, 2022 are presented in the following tables (dollars in thousands).  As of March 31, 2023 and December 31, 2022, each of the subsidiary banks met such capital requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of March 31, 2023:
Company:
Total risk-based capital	$1,078,343	14.68%	$587,728	>	8.00%	$771,392	>	10.50%	$734,659	>	10.00%
Tier 1 risk-based capital	754,221	10.27	440,796	>	6.00	624,460	>	8.50	587,728	>	8.00
Tier 1 leverage	754,221	9.73	310,214	>	4.00	310,214	>	4.00	387,768	>	5.00
Common equity Tier 1	705,587	9.60	330,597	>	4.50	514,262	>	7.00	477,529	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$282,911	13.15%	$172,050	>	8.00%	$225,816	>	10.50%	$215,063	>	10.00%
Tier 1 risk-based capital	256,016	11.90	129,038	>	6.00	182,804	>	8.50	172,050	>	8.00
Tier 1 leverage	256,016	11.06	92,599	>	4.00	92,599	>	4.00	115,748	>	5.00
Common equity Tier 1	256,016	11.90	96,778	>	4.50	150,544	>	7.00	139,791	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$323,605	16.24%	$159,422	>	8.00%	$209,241	>	10.50%	$199,277	>	10.00%
Tier 1 risk-based capital	298,757	14.99	119,566	>	6.00	169,386	>	8.50	159,422	>	8.00
Tier 1 leverage	298,757	13.95	85,658	>	4.00	85,658	>	4.00	107,073	>	5.00
Common equity Tier 1	298,757	14.99	89,675	>	4.50	139,494	>	7.00	129,530	>	6.50
Community State Bank:
Total risk-based capital	$147,754	12.53%	$94,349	>	8.00%	$123,833	>	10.50%	$117,936	>	10.00%
Tier 1 risk-based capital	133,007	11.28	70,762	>	6.00	100,246	>	8.50	94,349	>	8.00
Tier 1 leverage	133,007	10.45	50,899	>	4.00	50,899	>	4.00	63,624	>	5.00
Common equity Tier 1	133,007	11.28	53,071	>	4.50	82,555	>	7.00	76,659	>	6.50
Guaranty Bank:
Total risk-based capital	$246,979	12.41%	$159,267	>	8.00%	$209,038	>	10.50%	$199,084	>	10.00%
Tier 1 risk-based capital	223,668	11.23	119,450	>	6.00	169,221	>	8.50	159,267	>	8.00
Tier 1 leverage	223,668	11.02	81,171	>	4.00	81,171	>	4.00	101,464	>	5.00
Common equity Tier 1	223,668	11.23	89,588	>	4.50	139,359	>	7.00	129,404	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2022:
Company:
Total risk-based capital	$1,055,177	14.28%	$591,132	>	8.00%	$775,861	>	10.50%	$738,915	>	10.00%
Tier 1 risk-based capital	734,977	9.95	443,349	>	6.00	628,078	>	8.50	591,132	>	8.00
Tier 1 leverage	734,977	9.61	305,959	>	4.00	305,959	>	4.00	382,449	>	5.00
Common equity Tier 1	686,375	9.29	332,512	>	4.50	517,241	>	7.00	480,295	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$275,337	13.07%	$168,588	>	8.00%	$221,272	>	10.50%	$210,735	>	10.00%
Tier 1 risk-based capital	248,978	11.81	126,441	>	6.00	179,125	>	8.50	168,588	>	8.00
Tier 1 leverage	248,978	11.01	90,419	>	4.00	90,419	>	4.00	133,023	>	5.00
Common equity Tier 1	248,978	11.81	94,831	>	4.50	147,514	>	7.00	136,978	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$308,153	14.84%	$166,168	>	8.00%	$218,096	>	10.50%	$207,711	>	10.00%
Tier 1 risk-based capital	282,258	13.59	124,626	>	6.00	176,554	>	8.50	166,168	>	8.00
Tier 1 leverage	282,258	13.17	85,707	>	4.00	85,707	>	4.00	107,134	>	5.00
Common equity Tier 1	282,258	13.59	93,470	>	4.50	145,397	>	7.00	135,012	>	6.50
Community State Bank:
Total risk-based capital	$142,974	12.04%	$94,981	>	8.00%	$124,662	>	10.50%	$118,726	>	10.00%
Tier 1 risk-based capital	128,130	10.79	71,236	>	6.00	100,917	>	8.50	94,981	>	8.00
Tier 1 leverage	128,130	10.09	50,799	>	4.00	50,799	>	4.00	63,499	>	5.00
Common equity Tier 1	128,130	10.79	53,427	>	4.50	83,108	>	7.00	77,172	>	6.50
Guaranty Bank:
Total risk-based capital	$243,106	12.24%	$158,903	>	8.00%	$208,560	>	10.50%	$198,629	>	10.00%
Tier 1 risk-based capital	218,647	11.01	119,177	>	6.00	168,834	>	8.50	158,903	>	8.00
Tier 1 leverage	218,647	10.90	80,229	>	4.00	80,229	>	4.00	100,286	>	5.00
Common equity Tier 1	218,647	11.01	89,383	>	4.50	139,040	>	7.00	129,109	>	6.50

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ending March 31, 2023. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. Page locations and specific sections and notes that are referred to in this discussion are listed in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past thirty years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of March 31, 2023, the Company had $8.0 billion in consolidated assets, including $6.1 billion in net loans/leases, and $6.5 billion in  deposits.  The financial results of acquired/merged entities for the periods since their acquisition/merger are included in this report.  Further information related to acquired/merged entities has been presented in the annual reports previously filed with the SEC corresponding to the year of each acquisition/merger.

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified the following as critical accounting policies and estimates:

●	Goodwill
●	Allowance for Credit Losses on Loans and Leases and Off-Balance Sheet Exposures
●	Fair Value of Loans Acquired in Business Combinations
●	Fair Value of Financial Instruments
●	Fair Value of Securities

A more detailed discussion of these critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

EXECUTIVE OVERVIEW

The Company reported net income of $27.2 million and diluted EPS of $1.60 for the quarter ended March 31, 2023. By comparison, for the quarter ended December 31, 2022 the Company reported net income of $30.9 million and diluted EPS of $1.81.  For the quarter ended March 31, 2022, the Company reported net income of $23.6 million, and diluted EPS of $1.49.

The first quarter of 2023 was also highlighted by the following results and events:

●	Reported net income of $27.2 million, or $1.60 per diluted share;
●	Adjusted net income (non-GAAP) of $28.0 million, or $1.65 per diluted share;
●	Capital markets revenue from swap fees grew $5.7 million, or 50%, to $17.0 million;
●	Annualized deposit growth, excluding brokered deposits, of 1.4% for the quarter;
●	Uninsured and uncollateralized deposits were 23.8% of total deposits;
●	Tangible book value (non-GAAP) per share increased 5.1% or 20.5% annualized; and
●	TCE ratio grew 28 bps, or 4% to 8.21%.

Following is a table that represents various net income measurements for the Company.

	For the three months ended
	March 31, 2023	December 31, 2022	March 31, 2022

	(dollars in thousands)

Net income	$27,157	$30,906	$23,624

Diluted earnings per common share	$1.60	$1.81	$1.49

Weighted average common and common equivalent shares outstanding	16,942,132	17,047,976	15,852,256

The Company reported adjusted net income (non-GAAP) of $28.0 million, with adjusted diluted EPS of $1.65 for the three months ended March 31, 2023.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.  Adjusted net income for the three months ended March 31, 2023 excludes a number of non-recurring items, after-tax, as set forth in the GAAP to Non-GAAP Reconciliation section, most significantly $366 thousand of securities losses, fair value loss on derivatives of $337 thousand and post-acquisition compensation, transition and integration costs of $164 thousand.

The increase in weighted average common shares outstanding when comparing the three months ended March 31, 2023 to March 31, 2022 was primarily due to the common stock issuance in connection with the acquisition of GFED on April 1, 2022.

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended
	March 31, 2023	December 31, 2022	March 31, 2022

	(dollars in thousands)

Net interest income	$56,810	$65,218	$45,733
Provision for credit losses	3,928	—	(2,916)
Noninterest income	25,842	21,219	15,633
Noninterest expense	48,785	49,697	38,325
Federal and state income tax expense	2,782	5,834	2,333
Net income	$27,157	$30,906	$23,624

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following are some noteworthy changes in the Company's financial results:

●	Net interest income in the first quarter of 2023 decreased 13% compared to the fourth quarter of 2022. The decrease was primarily due to lower acquisition-related net accretion and a shift in the deposit mix of noninterest bearing deposits to interest bearing deposits. Net interest income increased 24% when compared to the first quarter of 2022. The increase was primarily due to an increase in average earning assets, primarily attributable to the GFED transaction, but also due to strong organic loan growth and margin expansion with rising interest rates.
●	Provision expense in the first quarter of 2023 increased $3.9 million compared to the fourth quarter of 2022. Of this $3.9 million increase, $1.4 million increase related to loans and leases, $1.5 million increase related to OBS exposures, $18 thousand decrease related to HTM securities and $989 thousand increase related to AFS securities. The increases in loans and leases and OBS was a combination of loan growth during the quarter, increase in commitments, provision to replace loans charged off and an increase in NPAs. The provision related to AFS securities was due to the establishment of an ACL on an impaired debt security.
●	Noninterest income in the first quarter of 2023 increased $4.6 million, or 22%, compared to the fourth quarter of 2022. Noninterest income increased $10.2 million, or 65%, compared to the first quarter of 2022. The increase was primarily due to higher capital markets revenue from swap fees as the project delays our clients have been experiencing in recent quarters due to ongoing supply chain disruptions, inflationary pressures and higher interest rates have begun to subside, with several previously delayed projects now moving forward. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. The Company has a strong pipeline for this business and expects it to be a solid source of fee income in 2023.
●	Noninterest expense decreased $912 thousand, or 2%, in the first quarter of 2023 compared to the fourth quarter of 2022. This decrease was primarily due to lower incentive-based compensation expense, professional and data processing fees, insurance and regulatory fees and advertising and marketing expenses. Noninterest expense increased $10.5 million, or 27%, compared to the first quarter of 2022. The increase was primarily due to three months of operating expenses in 2023 for the combined GB entity as compared to 2022.

STRATEGIC FINANCIAL METRICS

The Company has established certain strategic financial metrics by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company's ability to achieve these metrics may be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Company's long-term strategic financial metrics are as follows:

●	Generate loan and lease growth of 9% per year, funded by core deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	March 31, 2023	December 31, 2022	March 31, 2022
Loan and lease growth organically **	Loans and leases growth	> 9% annually	3.3%	14.6%	14.6%
Fee income growth ***	Fee income growth	> 6% annually	30.0%	(21.5)%	(41.3)%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	7.5%	18.8%	(4.1)%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period that are then annualized for comparison. The calculations provided exclude non-core noninterest income and noninterest expense.

** Loan and lease growth excludes the initial loan balances from the GFED acquisition.

***Fee income growth and noninterest expense growth are both impacted by the GFED acquisition.

It should be noted that these initiatives are long-term targets.

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the first quarter of 2023 to support its corporate strategy:

●	The Company grew loans and leases in the first quarter of 2023 by 3.3% on an annualized basis, driven by both our traditional and tax credit lending business.
●	Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. The Company acted as the correspondent bank for 182 downstream banks with total noninterest bearing deposits of $119.2 million and total interest-bearing deposits of $492.8 million during the first three months of 2023. By comparison, the Company acted as the correspondent bank for 188 downstream banks with average total noninterest bearing deposits of $356.3 million and average total interest-bearing deposits of $264.5 million during the first three months of 2022. This line of business provides a strong source of deposits, fee income, high-quality loan participations and bank stock loans. The Company also manages off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks of $574.2 million as of March 31, 2023, as compared to $339.5 million for the quarter ended December 31, 2022.
●	The Company is focused on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for the borrowers and the Company. Levels of capital markets revenue from swap fees are influenced by prevailing interest rates. Capital markets revenue from swap fees totaled $17.0 million for the first three months of 2023. Capital markets revenue from swap fees averaged $10.3 million per quarter for the year 2022.
●	In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management increased by $291.1 million in the first three months of 2023. There were 97 new relationships added in the first three months of 2023 totaling $185.1 million of new assets under management. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust department fees are determined based on the value of the investments within the fully-managed trusts. The Company expects trust department fees to be negatively impacted during periods

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.
●	Noninterest expense for the first three months of 2023 totaled $48.8 million as compared to $38.3 million in the first three months of 2022. The increase is due to three months of operating expenses in 2023 for the combined GB entity as compared to 2022.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “adjusted net income”, “adjusted EPS”, “adjusted ROAA and adjusted ROAE”, “NIM (TEY)”, “adjusted NIM (TEY)” and “efficiency ratio”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

●	TCE/TA ratio (non-GAAP) is reconciled to stockholders' equity and total assets;
●	Adjusted net income, adjusted EPS, adjusted ROAA and adjusted ROAE (all non-GAAP measures) are reconciled to net income;
●	NIM (TEY) (non-GAAP) and adjusted NIM (TEY) (non-GAAP) are reconciled to NIM; and
●	Efficiency ratio (non-GAAP) is reconciled to noninterest expense, net interest income and noninterest income.

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

	As of
GAAP TO NON-GAAP	March 31,	December 31,	March 31,
RECONCILIATIONS	2023	2022	2022

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$801,494	$772,724	$667,924
Less: Intangible assets	154,467	154,366	82,922
TCE (non-GAAP)	$647,027	$618,358	$585,002

Total assets (GAAP)	$8,036,904	$7,948,837	$6,175,819
Less: Intangible assets	154,467	154,366	82,922
TA (non-GAAP)	$7,882,437	$7,794,471	$6,092,897

TCE/TA ratio (non-GAAP)	8.21%	7.93%	9.60%

	For the Quarter Ended
	March 31,	December 31,	March 31,
	2023	2022	2022

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$27,157	$30,906	$23,624
Less non-core items (post-tax) (*):
Income:
Securities losses, net	$(366)	$—	$—
Fair value gain(loss) on derivatives	(337)	(211)	715
Total non-core income (non-GAAP)	$(703)	$(211)	$715
Expense:
Acquisition costs	—	(517)	1,462
Post-acquisition compensation, transition and integration costs	164	529	—
Total non-core expense (non-GAAP)	$164	$12	$1,462

Adjusted net income (non-GAAP)	$28,024	$31,129	$24,371

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$28,024	$31,129	$24,371

Weighted average common shares outstanding	16,776,289	16,855,973	15,625,112
Weighted average common and common equivalent shares outstanding	16,942,132	17,047,976	15,852,256

Adjusted EPS (non-GAAP):
Basic	$1.67	$1.85	$1.56
Diluted	$1.65	$1.83	$1.54

ADJUSTED ROAA and ADJUSTED ROAE (non-GAAP)
Adjusted net income (non-GAAP) (from above)	$28,024	$31,129	$24,371

Average Assets	$7,906,830	$7,800,229	$6,115,127

Adjusted ROAA (non-GAAP)	1.42%	1.60%	1.59%
Adjusted ROAE (non-GAAP)	14.11%	16.44%	14.25%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$56,810	$65,218	$45,733
Plus: Tax equivalent adjustment	6,057	5,554	2,933
Net interest income - tax equivalent (non-GAAP)	$62,867	$70,772	$48,666
Less: Acquisition accounting net accretion	828	5,688	118
Adjusted net interest income	62,039	65,084	48,548

Average earning assets	$7,247,605	$7,148,578	$5,625,813

NIM (GAAP)	3.18%	3.62%	3.30%
NIM (TEY) (non-GAAP)	3.52%	3.93%	3.50%
Adjusted NIM (TEY) (non-GAAP)	3.47%	3.61%	3.50%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$48,785	$49,697	$38,325

Net interest income (GAAP)	$56,810	$65,218	$45,733
Noninterest income (GAAP)	25,842	21,219	15,633
Total income	$82,652	$86,437	$61,366

Efficiency ratio (noninterest expense/total income) (non-GAAP)	59.02%	57.50%	62.45%

*     Nonrecurring items (after-tax) are calculated using an estimated effective federal tax rate of 21% with the exception of acquisition costs which have an estimated effective federal tax rate of 13.62%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a GAAP basis, increased 24% for the quarter ended March 31, 2023 compared to the same quarter of the prior year.  Net interest income, on a tax equivalent basis (non-GAAP), increased 29% to $62.9 million for the quarter ended March 31, 2023 compared to the same quarter of the prior year. Net interest income improved with the GFED acquisition and strong organic loan growth.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	GAAP			Tax Equivalent Basis
	For the Quarter Ended			For the Quarter Ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2023	2022	2022	2023	2022	2022
Average Yield on Interest-Earning Assets	5.20%	4.41%	3.63%	5.60%	5.53%	3.88%
Average Cost of Interest-Bearing Liabilities	2.71%	1.28%	0.55%	2.74%	2.13%	0.56%
Net Interest Spread	2.49%	3.13%	3.08%	2.86%	3.40%	3.32%
NIM (TEY) (Non-GAAP)	3.52%	3.49%	3.30%	3.52%	3.93%	3.50%
NIM Excluding Acquisition Accounting Net Accretion	3.09%	3.36%	3.25%	3.47%	3.61%	3.50%

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

	For the Quarter Ended			For the Year Ended
	March 31,	December 31,	March 31,	December 31,	December 31,
	2023	2022	2022	2023	2022
	(dollars in thousands)			(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	828	$5,688	$118	$8,581	$1,340

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended March 31,
	2023			2022
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$19,275	$234	4.93%	$4,564	$2	0.15%
Interest-bearing deposits at financial institutions	73,584	821	4.53%	69,328	35	0.20%
Investment securities (1)	951,865	10,157	4.27%	802,260	7,682	3.83%
Restricted investment securities	37,766	513	5.43%	22,183	281	5.06%
Gross loans/leases receivable (1) (2) (3)	6,165,115	88,548	5.82%	4,727,478	45,995	3.95%
Total interest earning assets	7,247,605	100,273	5.60%	5,625,813	53,995	3.88%

Noninterest-earning assets:
Cash and due from banks	71,315			53,684
Premises and equipment	118,097			79,501
Less allowance	(87,924)			(78,899)
Other	557,737			435,028
Total assets	$7,906,830			$6,115,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$4,067,405	23,776	2.37%	$3,228,083	2,338	0.29%
Time deposits	869,912	6,003	2.80%	398,897	799	0.81%
Short-term borrowings	7,573	99	5.28%	1,951	—	0.05%
FHLB advances	296,333	3,521	4.75%	85,778	82	0.38%
Subordinated notes	232,679	3,311	5.69%	113,868	1,554	5.46%
Junior subordinated debentures	48,613	696	5.72%	38,171	556	5.83%
Total interest-bearing liabilities	5,522,515	37,406	2.74%	3,866,748	5,329	0.56%

Noninterest-bearing demand deposits	1,242,327			1,276,374
Other noninterest-bearing liabilities	347,303			287,879
Total liabilities	7,112,145			5,431,001

Stockholders' equity	794,685			684,126
Total liabilities and stockholders' equity	$7,906,830			$6,115,127
Net interest income		$62,867			$48,666
Net interest spread			2.86%			3.32%
Net interest margin			3.18%			3.30%
Net interest margin (TEY)(Non-GAAP)			3.52%			3.50%
Adjusted net interest margin (TEY)(Non-GAAP)			3.47%			3.50%

Ratio of average interest-earning assets to average interest-bearing liabilities	131.24%			145.49%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended March 31, 2023

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2023 vs. 2022
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$232	$232	$—
Interest-bearing deposits at financial institutions	786	784	2
Investment securities (2)	2,475	2,475	—
Restricted investment securities	232	22	210
Gross loans/leases receivable (2) (3)	42,553	25,910	16,643
Total change in interest income	46,278	29,423	16,855

INTEREST EXPENSE
Interest-bearing deposits	21,438	20,688	750
Time deposits	5,204	3,515	1,689
Short-term borrowings	99	96	3
Federal Home Loan Bank advances	3,439	2,834	605
Subordinated notes	1,757	68	1,689
Junior subordinated debentures	140	(70)	210
Total change in interest expense	32,077	27,131	4,946

Total change in net interest income	$14,201	$2,292	$11,909

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

The Company’s operating results are also impacted by various sources of noninterest income, including trust department fees, investment advisory and management fees, deposit service fees, capital markets revenue, gains from the sales of residential real estate loans and government guaranteed loans, earnings on BOLI and other income.  Offsetting these items, the Company incurs noninterest expenses, which include salaries and employee benefits, occupancy and equipment expense, professional and data processing fees, FDIC and other insurance expense, loan/lease expense and other administrative expenses.

The Company’s operating results are also affected by economic and competitive conditions, particularly changes in interest rates, income tax rates, government policies and actions of regulatory authorities.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased $43.2 million, comparing the first quarter of 2023 to the same period of 2022.  Interest income (tax equivalent) increased $46.3 million, comparing the first quarter of 2023 to the same period of 2022. This was primarily due to the GFED acquisition, but also due to continued organic loan growth and repricing of the Company’s floating rate loan portfolio with the rapidly rising interest rates.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INTEREST EXPENSE

Interest expense increased $32.1 million, comparing the first quarter of 2023 to the same period of 2022.  The increase is primarily due to the GFED acquisition in conjunction with a significant increase in cost of funds given the sharp rising rate environment. The Company’s cost of funds was 2.74% for the quarter ended March 31, 2023, which was up from 0.56% for the quarter ended March 31, 2022.  The Company has experienced a shift in mix from noninterest and low interest bearing deposits to higher cost funding.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,	March 31,
	2023	2022

	(dollars in thousands)

Provision for credit losses - loans and leases	$2,458	$(3,849)
Provision for credit losses - off-balance sheet exposures	481	933
Provision for credit losses - held to maturity securities	—	—
Provision for credit losses - available for sale securities	989	—
Total provision for credit losses	$3,928	$(2,916)

The Company had total provision for credit losses on loans and leases of $2.5 million for the first three months of 2023, which was up from a negative $3.8 million in the first three months of 2022. The negative provision for the three months ended March 31, 2022 was related to the elimination of the qualitative factor associated with the COVID pandemic. The increase in provision from that period last year was substantially due to the removal of that factor. The provision related to OBS was $481 thousand for the first three months of 2023 compared to $933 thousand for the for the first three months of 2022. The decrease was due to the decrease in the balance of those OBS exposures. There was no provision related to HTM securities for the first three months of 2023 or 2022.  The provision related to AFS securities was $989 thousand for the first three months of 2023 as compared to no provision for the first three months of 2022.  The increase was entirely due to an impairment of a subordinated debt investment in a recently failed bank.  This was a legacy investment acquired as part of the 2022 GFED acquisition and an allowance was established for the entire balance of the bond.

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

The Company had an ACL on loans/leases held for investment of 1.43% of total gross loans/leases held for investment at March 31, 2023, compared to 1.43% at December 31, 2022 and 1.55% at March 31, 2022.  Management evaluates the allowance needed on the loans acquired prior to the adoption of ASU 2016-13 on January 1, 2021, factoring in the remaining discount, which was $5.2 million and $2.5 million at March 31, 2023 and March 31, 2022, respectively.

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,	March 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)

Trust fees	$2,906	$2,963	$(57)	(1.9)%
Investment advisory and management fees	879	1,036	(157)	(15.2)
Deposit service fees	2,028	1,555	473	30.4
Gains on sales of residential real estate loans, net	312	493	(181)	(36.7)
Gains on sales of government guaranteed portions of loans, net	30	19	11	57.9
Capital markets revenue	17,023	6,422	10,601	165.1
Securities gains (losses), net	(463)	—	(463)	(100.0)
Earnings on bank-owned life insurance	707	346	361	104.3
Debit card fees	1,466	1,007	459	45.6
Correspondent banking fees	391	277	114	41.2
Loan related fee income	651	480	171	35.6
Fair value gain (loss) on derivatives	(427)	906	(1,333)	147.1
Other	339	129	210	162.8
Total noninterest income	$25,842	$15,633	$10,209	65.3%

The Company continues to be successful in expanding its wealth management client base. Trust fees continue to be a significant contributor to noninterest income. Assets under management increased by $291.1 million in the first quarter of 2023 and increased by $585.5 million since March 31, 2022.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust fees are determined based on the market value of the investments within the fully-managed trusts. Trust fees decreased 2%, comparing the first quarter of 2023 to the same period of the prior year due to market volatility.  The Company expects trust fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.

Investment advisory and management fees decreased 15%, comparing the first quarter of 2023 to the same period of the prior year. Similar to trust fees, investment advisory and management fees are largely determined based on the market value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Deposit service fees increased 30% comparing the first quarter of 2023 to the same period of the prior year. This increase was primarily due to the GFED acquisition. The Company continues to focus on expanding its core deposit base. The Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in-service fees.

Gains on sales of residential real estate loans, net, decreased 37% when comparing the first quarter of 2023 to the same period of the prior year. The decrease was primarily due to decreased volume of residential real estate purchases and the refinancing of residential real estate loans with a sharp increase in mortgage rates.

Gains on sales of government-guaranteed portions of loans for the first quarter of 2023 increased 58% as compared to the same period of the prior year. The increase was primarily due to the GFED acquisition with GB having a larger focus on this business.

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

Capital markets revenue totaled $17.0 million for the first quarter of 2023, compared to $6.4 million for the first quarter of 2022.  The increase was primarily due to higher capital markets revenue from swap fees as the project delays our clients have been experiencing in recent quarters due to ongoing supply chain disruptions, inflationary pressures and higher interest rates have begun to subside and several previously delayed projects funded during the first quarter. Swap fees relative to the increase in notional amount of the non-hedging interest rate swap contracts was 5.2% for the three months ended March 31, 2023, and 14.2% for the same period of the prior year. The decrease in the ratio was primarily due to the steepening of the yield curve. In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans.  The mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans.  Future levels of swap fees are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

Securities losses totaled $463 thousand for the three months ended March 31, 2023. There were no securities gains or losses for the three months ended March 31, 2022.    The Company sold $29 million of securities during the three months ended March 31, 2023.  The securities sold were part of a strategy to partially deleverage the balance sheet with a rapid earn back of the modest loss before the end of the calendar year.

Earnings on BOLI increased 104% comparing the first quarter of 2023 to the first quarter of 2022. There were no purchases of BOLI in the first quarter of 2023.  BOLI purchases totaled $10.0 million in 2022 and also increased due to the GFED acquisition.  Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 46% comparing the first quarter of 2023 to the same period of the prior year. The increase was primarily due to the GFED acquisition.  The fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 41% comparing the first quarter of 2023 to the same period of the prior year. The increase was primarily due to a shift of correspondent banking balances from non-interest bearing accounts to interest bearing accounts. Fees from correspondent banks generally increase when non-interest bearing account balances decrease. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 182 banks in Iowa, Illinois, Missouri and Wisconsin.

Loan related fee income increased 36% comparing the first quarter of 2023 to the same period of the prior year.  The increase was primarily due to the increase in loan volume with the GFED acquisition.

Fair value gain (loss) on derivatives was $427 thousand in losses in the first quarter of 2023, as compared to $906 thousand in gains in the same period of the prior year due to the rapidly rising interest rate environment.  The Company uses cap instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.  See Note 4 to the Consolidated Financial Statements for additional information.

Other noninterest income increased 163% comparing the first quarter of 2023 to the first quarter of the prior year.  The increase was primarily due to higher equity investment income.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,	March 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$32,003	$23,627	$8,376	35.5%
Occupancy and equipment expense	5,914	3,937	1,977	50.2
Professional and data processing fees	3,514	3,671	(157)	(4.3)
Acquisition costs	—	1,851	(1,851)	(100.0)
Post-acquisition compensation, transition and integration costs	207	—	207	100.0
FDIC insurance, other insurance and regulatory fees	1,374	1,310	64	4.9
Loan/lease expense	556	267	289	108.2
Net income from and gains/losses on operations of real estate	(67)	(1)	(66)	6,600.0
Advertising and marketing	1,237	761	476	62.5
Communication and data connectivity	665	403	262	65.0
Supplies	305	246	59	24.0
Bank service charges	605	541	64	11.8
Correspondent banking expense	210	199	11	5.5
Intangibles amortization	766	493	273	55.4
Payment card processing	545	262	283	108.0
Trust expense	214	187	27	14.4
Other	737	571	166	29.1
Total noninterest expense	$48,785	$38,325	$10,460	27.3%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency. One-time charges relating to acquisitions and post-acquisition compensation, transition, and integration cost impacted expense in 2023 and 2022.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the first quarter of 2022 to the first quarter of 2023 by 36%.  The increased expense was primarily related to the GFED acquisition, which resulted in an increase of 165 full-time equivalent employees.

Occupancy and equipment expense increased 50% comparing the first quarter of 2023 to the same period of the prior year. The increase was due to higher depreciation expense and computer hardware expense related to the GFED acquisition.

Professional and data processing fees decreased 4% comparing the first quarter of 2023 to the same period in 2022.  Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

There were no acquisition costs incurred in the three months ending March 31, 2023.  Acquisition costs totaled $1.9 million the first quarter of 2022. The acquisition costs, which were primarily legal, accounting and other professional fees, relate to the acquisition of GFED.

Post-acquisition compensation, transition and integration costs totaled $207 thousand in the first quarter of 2023.  These costs were comprised primarily of IT integration and data conversion costs related to the acquisition of GFED. There were no post-acquisition compensation, transition and integration costs in the first quarter of 2022.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FDIC insurance, other insurance and regulatory fee expense increased 5%, comparing the first quarter of 2023 to the first quarter of 2022.  The increase in expense was due to a 30% increase in the asset size of the Company in 2022, which increased the Company’s insurance rates and expenses.

Loan/lease expense increased 108% when comparing the first quarter of 2023 to the same quarter of 2022. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net income from and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net income from and gains/losses on operations of other real estate totaled $67 thousand for the first quarter of 2023, compared to net income from and gains/losses on operations of other real estate of $1 thousand for the first quarter of 2022. The gain on sale of OREO for the three months ended March 31, 2023, was related to the sale of three properties.

Advertising and marketing expense increased 63% comparing the first quarter of 2023 to the first quarter of 2022. The increase in expense was primarily due to the GFED acquisition.

Communication and data connectivity expense increased 65% comparing the first quarter of 2023 to the first quarter of 2022.  The increase is primarily due to the GFED acquisition.

Supplies expense increased 24% comparing the first quarter of 2023 to the first quarter of 2022. This increase is primarily due to the GFED acquisition.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 12% when comparing the first quarter of 2023 to the same quarter of 2022.  As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses are expected to also increase.

Correspondent banking expense increased 6% when comparing the first quarter of 2023 to the first quarter of 2022.  These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense increased 55% when comparing the first quarter of 2023 to the same quarter of 2022. The increase is due to the GFED acquisition.  These expenses will naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

Payment card processing expense increased 108% when comparing the first quarter of 2023 to the same quarter of 2022.  The increase is due to the GFED acquisition.

Trust expense increased 14% when comparing the first quarter of 2023 to the same quarter of 2022. The increase was due to new relationships added in 2023 totaling $185.1 million of new assets under management.

Other noninterest expense increased 29% when comparing the first quarter of 2023 to the first quarter of 2022, primarily due to the GFED acquisition.  Included in other noninterest expense are items such as meals and entertainment, subscriptions, sales and use tax and expenses related to wealth management.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INCOME TAXES

In the first quarter of 2023, the Company incurred income tax expense of $2.8 million. Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 5 to the Consolidated Financial Statements for additional detail.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	March 31, 2023		December 31, 2022		March 31, 2022
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$318,292	4%	$183,993	2%	$116,930	2%
Securities	877,446	11%	928,102	12%	823,311	13%
Net loans/leases	6,103,449	76%	6,051,165	76%	4,753,082	77%
Derivatives	130,350	2%	177,631	2%	107,326	2%
Other assets	607,367	7%	607,946	8%	375,170	6%
Total assets	$8,036,904	100%	$7,948,837	100%	$6,175,819	100%

Total deposits	$6,501,663	80%	$5,984,217	75%	$4,839,689	78%
Total borrowings	417,480	5%	825,894	10%	443,270	7%
Derivatives	150,401	2%	200,701	3%	116,193	2%
Other liabilities	165,866	3%	165,301	2%	108,743	2%
Total stockholders' equity	801,494	10%	772,724	10%	667,924	11%
Total liabilities and stockholders' equity	$8,036,904	100%	$7,948,837	100%	$6,175,819	100%

During the first quarter of 2023, the Company's total assets increased $88.1 million, or 1%, from December 31, 2022, to a total of $8.0 billion. The Company’s net loans/leases increased $52.3 million in the first quarter of 2023. Total deposits increased $517.4 million in the first quarter of 2023. Borrowings decreased $408.4 million in the first quarter of 2023.  The increases in total assets, net loans/leases and total deposits were primarily due to the GFED acquisition and increased on-balance sheet liquidity.  The growth in deposits allowed for the paydown of borrowings.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company's securities portfolio by type, the percentage of unrealized gains (losses) to carrying value, net of allowance for credit losses, on the total portfolio, and the portfolio duration:

	As of
	March 31, 2023		December 31, 2022		March 31, 2022
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. treasuries and govt. sponsored agency securities	$19,320	2%	$16,981	2%	$21,380	3%
Municipal securities	731,509	84%	779,270	84%	667,048	81%
Residential mortgage-backed and related securities	63,104	7%	66,215	7%	86,380	10%
Asset-backed securities	17,967	2%	18,728	2%	23,232	3%
Other securities	45,546	5%	46,908	5%	25,271	3%
	$877,446	100%	$928,102	100%	$823,311	100%

Securities as a % of total assets	10.92%		11.68%		13.33%
Net unrealized losses as a % of Amortized Cost	(9.07)%		(11.26)%		(1.63)%
Duration (in years)	5.6		7.7		7.9
Quarterly yield on investment securities (tax equivalent)	4.27%		3.99%		3.83%

Due to the sharp increase in intermediate and long-term interest rates during 2022, the valuation of the Company’s AFS portfolio declined significantly when comparing March 31, 2023 to March 31, 2022.  Net unrealized losses improved March 31, 2023 as compared to December 31, 2022 as intermediate and long-term interest rates declined.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases grew 3.3% on an annualized basis during the first three months of 2023.  The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following tables.

	As of
	March 31, 2023		December 31, 2022		March 31, 2022
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$307,612	5%	$296,869	5%	$263,441	5%
C&I - other *	1,420,331	23%	1,451,693	23	1,374,221	28
CRE - owner occupied	616,922	10%	629,367	10	439,257	9
CRE - non-owner occupied	982,716	16%	963,239	16	679,898	14
Construction and land development	1,208,185	19%	1,192,061	19	863,116	18
Multi-family	969,870	15%	963,803	16	711,682	15
Direct financing leases	35,373	1%	31,889	1	43,330	1
1-4 family real estate	532,491	9%	499,529	8	379,613	8
Consumer	116,522	2%	110,421	2	73,310	2
Total loans/leases	$6,190,022	100%	$6,138,871	100%	$4,827,868	100%
Less allowance	(86,573)		(87,706)		(74,786)
Net loans/leases	$6,103,449		$6,051,165		$4,753,082

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. As of March 31, 2023 and December 31, 2022, approximately 15% and 16% of the CRE loan portfolio (as defined below) was owner-occupied, respectively.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of March 31, 2023:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate. Within the CRE Loan portfolio, there is minimal office exposure, totaling $187.5 million or 3.0% of total loans at March 31, 2023.

	As of March 31,		As of December 31,		As of March 31,
	2023		2022		2022
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Residential Buildings	$1,902,965	48%	$1,861,197	48%	$1,383,986	50%
Lessors of Nonresidential Buildings	581,615	14%	537,940	13%	578,399	20%
Hotels	132,705	3%	145,662	4%	71,448	3%
New Multifamily Housing Construction	86,228	2%	82,905	2%	27,635	1%
New Housing For-Sale Builders	72,007	2%	71,991	2%	71,825	3%
New Single-Family Housing Construction	63,370	2%	62,303	2%	38,475	1%
Other *	1,145,062	29%	1,154,376	29%	617,778	22%
Total CRE Loans	$3,983,952	100%	$3,916,374	100%	$2,789,546	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $59.0 million, or approximately 1.5% of total CRE loans in the most recent period presented.

The Company’s construction and land development loan portfolio includes the following:

	As of
	March 31, 2023		December 31, 2022		March 31, 2022
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

LIHTC	$759,924	63%	$705,487	61%	$556,717	65%
Construction (commercial)	372,819	31	353,007	31	245,926	28
Construction (residential)	14,441	1	20,179	2	17,328	2
Land development	61,001	5	70,830	6	43,145	5
Total construction and land development	$1,208,185	100%	$1,149,503	100%	$863,116	100%

The Company's 1-4 family real estate loan portfolio includes the following:

●	Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid long-term interest rate risk.
●	A limited amount of 15-year, 20-year and 30-year fixed rate residential real estate loans that meet certain credit guidelines.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of March 31,		As of December 31,		As of March 31,
	2023		2022		2022
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$73,221	23%	$70,821	23%	$70,241	25%
Freightliners	27,401	9%	26,433	9%	14,224	5%
Trailers	24,061	7%	23,186	7%	15,702	6%
Tractor	18,620	6%	17,740	6%	12,858	4%
Manufacturing - General	17,105	5%	17,493	6%	17,350	6%
Construction - General	17,040	5%	16,256	5%	13,851	5%
Marine - Travelifts	14,484	5%	14,653	5%	15,513	5%
Food Processing Equipment	13,853	4%	14,304	5%	14,846	5%
Computer Hardware	12,823	4%	9,617	3%	10,792	4%
Computer Equipment	10,032	3%	7,736	2%	5,770	2%
Other *	92,854	29%	91,693	29%	94,723	33%
Total m2 loans and leases	$321,494	100%	$309,932	100%	$285,870	100%

*     “Other” consists of all other equipment types. None of these had concentrations greater than 3% of total m2 loan and lease portfolio in the most recent period presented.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's loan and lease portfolio.

ALLOWANCE FOR CREDIT LOSSES ON LOANS/LEASES AND OFF-BALANCE SHEET EXPOSURES

The adequacy of the ACL was determined by management based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, historical loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, government guarantees and other factors that, in management's judgment, deserved evaluation. To ensure that an adequate ACL was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed quarterly with specific detailed reviews completed on all credits risk-rated less than “fair quality”, as described in Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report  on Form 10-K for the year ended December 31, 2022, and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance is monitored by the credit administration staff and reported to management and the board of directors.

Changes in the ACL for loans/leases for the three months ended March 31, 2023 and 2022 are presented as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022

	(dollars in thousands)

Balance, beginning	$87,706	$78,721
Reduction in ACL for writedown of LHFS to fair value	(1,709)	—
Provision	2,458	(3,849)
Charge-offs	(2,275)	(456)
Recoveries	393	370
Balance, ending	$86,573	$74,786

Changes in the ACL for OBS exposures for the three months ended March 31, 2023 and 2022 are presented as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022

	(dollars in thousands)

Balance, beginning	$5,552	$6,886
Provisions (credited) to expense	481	933
Balance, ending	$6,033	$7,819

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	March 31, 2023	December 31, 2022	March 31, 2022

	(dollars in thousands)

Special Mention (Rating 6)	$125,048	$98,333	$63,622
Substandard (Rating 7)	70,866	66,021	54,491
Doubtful (Rating 8)	—	—	—
	$195,914	$164,354	$118,113

Criticized Loans **	$195,914	$164,354	$118,113
Classified Loans ***	$70,866	$66,021	$54,491

Criticized Loans as a % of Total Loans/Leases	3.16%	2.68%	2.45%
Classified Loans as a % of Total Loans/Leases	1.14%	1.08%	1.13%

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

Criticized loans increased 19% and classified loans increased 7% from December 31, 2022 to March 31, 2023 primarily due to the downgrading of three credits. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

	As of
	March 31, 2023	December 31, 2022	March 31, 2022
ACL on loans/leases / Total loans/leases held for investment	1.43%	1.43%	1.55%
ACL on loans/leases / NPLs	377.03%	1,000.07%	2,721.47%

Although management believes that the ACL at March 31, 2023 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision for credit losses.  Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of March 31,	As of December 31,	As of March 31,
	2023	2022	2022

	(dollars in thousands)

Nonaccrual loans/leases (1)	$22,947	$8,765	$2,744
Accruing loans/leases past due 90 days or more	15	5	4
Total NPLs	22,962	8,770	2,748
OREO	61	133	—
Total NPAs	$23,023	$8,903	$2,748

NPLs to total loans/leases	0.37%	0.14%	0.06%
NPAs to total loans/leases plus repossessed property	0.37%	0.15%	0.06%
NPAs to total assets	0.29%	0.11%	0.04%
Nonaccrual loans/leases to total loans/leases	0.37%	0.14%	0.06%
ACL to nonaccrual loans	377.27%	1,000.64%	2,725.44%

(1)	Includes government guaranteed portion of loans, as applicable.

NPAs at March 31, 2023 were $23.0 million, up $14.1million from December 31, 2022, and up $20.3 million from March 31, 2022.  The increase in the first quarter 2023 was primarily the result of a single credit relationship which was moved to nonaccrual status.  The specific loan involves a newly constructed mixed-use property that is fully leased and we anticipate resolving this loan without further impairment. The increase from the prior year was primarily the result of the GFED acquisition and two specific legacy relationships from the Company’s other charters. The ratio of NPAs to total assets was 0.29% at March 31, 2023, up from 0.11% at December 31, 2022, and up from 0.06% at March 31, 2022.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS

Deposits increased $517.4 million during the first quarter of 2023. During the first quarter of 2023, the Company’s deposits, excluding brokered deposits, grew $19.9 million to a total of $5.9 billion, or 1.4% on an annualized basis. The Company also added short-term brokered deposits of $497.5 million during the quarter to intentionally bolster on-balance sheet liquidity and fully eliminate overnight borrowings from the FHLB.

The table below presents the composition of the Company's deposit portfolio.

	As of
	March 31, 2023		December 31, 2022		March 31, 2022
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$1,189,858	18%	$1,262,981	21%	$1,275,493	26%
Interest bearing demand deposits	4,033,193	63%	3,875,497	65%	3,181,685	66%
Time deposits	679,946	10%	744,593	12%	382,268	8%
Brokered deposits	598,666	9%	101,146	2%	243	0%
	$6,501,663	100%	$5,984,217	100%	$4,839,689	100%

Total uninsured and uncollateralized deposits represented 23.8% of total consolidated deposits at March 31, 2023. The Company maintained approximately $1.7 billion of immediately available liquidity at quarter-end with excess cash and borrowing capacity at FHLB and FRB as well as a $50.0 million revolving line of credit.  Immediately available liquidity more than covers the Company’s uninsured and uncollateralized deposits.

The Company actively participates in the ICS/CDARS program which is a trusted resource that provides FDIC insurance coverage for clients that maintain larger deposit balances.  Deposits in the ICS/CDARS program totaled $1.5 billion, or 22.4% of all deposits, as of March 31, 2023.

The Company’s correspondent bank deposit portfolio and funds managed consists of the following:

●	Noninterest-bearing deposits which represent correspondent banks’ operating cash used for processing transactions with the Federal Reserve,
●	Money market deposits which represent excess liquidity, and
●	EBA balances of the correspondent banks at the FRB.

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

	As of
	March 31, 2023	December 31, 2022	March 31, 2022

	(dollars in thousands)

Federal funds purchased	$1,100	$129,630	$1,190

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

The table below presents the Company's FHLB advances.

	As of
	March 31, 2023	December 31, 2022	March 31, 2022
	(dollars in thousands)

Term FHLB advances	$135,000	$—	$—
Overnight FHLB advances	$—	$415,000	$290,000

FHLB overnight advances decreased $415.0 million in the current quarter compared to the prior quarter.  The Company added short-term brokered deposits of $497.5 million during the current quarter to intentionally bolster on-balance sheet liquidity and fully eliminate overnight borrowing from the FHLB.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	March 31, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

	(dollars in thousands)
Year ending December 31:
2023	$573,685	4.93%	$516,146	4.69%
2024	24,981	4.65	—	—
2025	—	—	—	—
2026	45,000	5.01	—	—
2027	45,000	4.82	—	—
Thereafter	45,000	4.64	—	—
Total Wholesale Funding	$733,666	4.90%	$516,146	4.69%

During the first three months of 2023, wholesale funding, primarily brokered deposits, increased $217.5 million due to intentionally bolstering on-balance sheet liquidity and fully eliminating overnight borrowings from the FHLB.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	March 31, 2023	December 31, 2022	March 31, 2022

	(dollars in thousands)

Common stock	$16,714	$16,796	$15,580
Additional paid in capital	368,302	370,712	272,370
Retained earnings	472,051	450,114	405,762
AOCI	(55,573)	(64,898)	(25,788)
Total stockholders' equity	$801,494	$772,724	$667,924

TCE / TA ratio (non-GAAP)	8.21%	7.93%	9.60%

*     TCE/TA ratio is defined as total common stockholders' equity excluding goodwill and other intangibles divided by total assets. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

AOCI improved $9.3 million during the first quarter of 2023 due to an increase in value of the Company’s AFS securities portfolio and certain derivatives resulting from the change in interest rates during the first quarter.

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021. As of March 31, 2023, the Company had purchased 722,500 shares under the program and all shares purchased have been retired.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid an over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $318.3 million at March 31, 2023. The Company’s liquidity sources as of March 31, 2023 are summarized as follows:

As of
March 31, 2023
(dollars in billions)

Excess cash	$0.3
Borrowing capacity at FHLB	1.0
Borrowing capacity at FRB	0.3
Secured line of credit with upstream counterparty	0.1
Immediately available liquidity	$1.7
Fed funds lines of credit	0.5
Brokered deposit capacity limited by Company policy	1.0
Total available liquidity excluding unpledged AFS/HTM securities	$3.2

Including unpledged AFS and HTM securities of approximately $800 million, the Company’s total liquidity is strong at nearly 50% of total assets.

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

During the first quarter of 2023, the Company’s deposits, excluding brokered deposits, grew $19.9 million to a total of $5.9 billion, or 1.4% on an annualized basis.  The Company also added short-term brokered deposits of $497.5 million during the quarter to intentionally bolster on-balance sheet liquidity and fully eliminate overnight borrowings from the FHLB.  Total uninsured and uncollateralized deposits represented 23.8% of total consolidated deposits. The Company maintained approximately $1.7 billion of immediately available liquidity at quarter-end which more than covers the Company’s uninsured and uncollateralized deposits.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity.

At March 31, 2023, the subsidiary banks had 27 unsecured lines of credit totaling $470.8 million with upstream correspondent banks.  The subsidiary banks also had availability of $210.2 million with the FRB which was secured. At March 31, 2023, the Company had the full $681.0 million available.

At December 31, 2022, the subsidiary banks had 27 unsecured lines of credit totaling $470.8 million with upstream correspondent banks.  The subsidiary banks also had availability of $31.0 million with the FRB which was secured. At December 31, 2022, $372.8 million of the $501.8 million was available.

As of March 31, 2023, the Company had $612.0 million in actual correspondent banking deposits spread over 182 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $117.4 million during the first three months of 2023, compared to $177.1 million for the same period of 2022. The net decrease in federal funds sold was $40.5 for the first three months of 2023, compared to a net decrease of $2.7 million for the same period of 2022. The net increase in interest-bearing deposits at financial institutions was $170.3 million for the first three months of 2023, compared to a net decrease of $18.5 million for the same period of 2022. Proceeds from calls, maturities, and paydowns of securities were $51.6 million for the first three months of 2023, compared to $17.3 million for the same period of 2022. Purchases of securities used cash of $23.0 million for the first three months of 2023, compared to $52.4 million for the same period of 2022. Proceeds from sales of securities were $28.6 million for the first three months of 2023.  There were no proceeds from the sales of securities in the first three months of 2022.  The net decrease in loans/leases used cash of $54.0 million for the first three months of 2023 compared to $148.5 million for the same period of 2022.

Financing activities provided cash of $100.2 million for the first three months of 2023, compared to $183.2 million for same period of 2022. Net increases in deposits totaled $517.4 million for the first three months of 2023, compared to net increases in deposits of $83.1 million for the same period of 2022. During the first three months of 2023, the Company's short-term borrowings decreased $128.5 million, compared to a decrease in short-term borrowings of $2.6 million for the same period of 2022. There were long-term FHLB advances of $135.0 million during the first three months of 2023 compared to no long-term FHLB advances during the same period of 2022. There were no maturities and principal payments on FHLB term advances in the first three months of 2023 and 2022. Net decrease in overnight advances totaled $415.0 million for the first three months of 2023 as compared to net increase of $275.0 million for the first three months of 2022. Repurchase and cancellation of shares totaled $7.7 million in the first three months of 2023, as compared to $4.4 million in the first three months of 2022.

Total cash provided by operating activities was $21.8 million for the first three months of 2023, compared to $6.9 million for the same period of 2022.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

●	The strength of the local, state, and national and international economies (including effects of inflationary pressures and supply chain constraints).
●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), acts of war or threats thereof (including the Russian invasion of Ukraine) and other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.
●	Changes in state and federal laws, regulations and governmental policies concerning the Company’s general business and any other changes in response to the recent failures of other banks.
●	Changes in the interest rates and prepayment rates of the Company’s assets (including the impact of LIBOR phase-out).
●	Increased competition in the financial services sector, including from non-bank competitors such as credit unions and “fintech” companies, and the inability to attract new customers.
●	Changes in technology and the ability to develop and maintain secure and reliable electronic systems.
●	Unexpected results of acquisitions which may include failure to realize the anticipated benefits of acquisitions and the possibility that transaction costs may be greater than anticipated.
●	The loss of key executives or employees.
●	Changes in consumer spending.
●	Unexpected outcomes of existing or new litigation involving the Company.
●	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.
●	Fluctuations in the value of securities held in our securities portfolio.
●	Concentrations within our securities portfolio, large loans to certain borrowers, and large deposits from certain clients.
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure.
●	The level of non-performing assets on our balance sheet.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. For a discussion of the factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, see the “Risk Factors” section included under Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Internal asset/liability management teams consisting of members of the subsidiary banks' management meet bi-weekly to manage the mix of assets and liabilities to maximize earnings and liquidity and minimize interest rate and other risks. Management also reviews the subsidiary banks' securities portfolios, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the board's objectives in an effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company's consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure annually over a five-year horizon, assuming no balance sheet growth, no balance sheet mix change, and various interest rate scenarios including no change in rates; 100, 200, 300, and 400 basis point upward and downward shifts; where interest-bearing assets and liabilities reprice at their earliest possible repricing date.

The model assumes parallel and pro rata shifts in interest rates over a twelve-month period for the 100, 200 and 300 basis point upward and downward shifts. For the 400 basis point upward shift, the model assumes a parallel and pro rata shift in interest rates over a twenty-four month period.

Further, in recent years, the Company added additional interest rate scenarios where interest rates experience a parallel and instantaneous shift  (“shock”) upward and downward of 100, 200, 300, and 400 basis points. The Company will run additional interest rate scenarios on an as-needed basis.

The asset/liability management committees of the subsidiary bank boards of directors have established policy limits of a 10% decline in net interest income for the 200 basis point upward and downward parallel shift. For the 300 basis point upward and downward shock, the established policy limit is a 30% decline in net interest income. The increased policy limit is appropriate as the shock scenario is extreme and unlikely and warrants a higher limit than the more realistic and traditional parallel/pro-rata shift scenarios.

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of March 31,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2023	2022	2021

300 basis point downward shock	(30.0)%	(5.1)%	(6.1)%	n/a
200 basis point downward shift	(10.0)%	0.3%	(0.2)%	n/a
200 basis point upward shift	(10.0)%	(1.3)%	(1.3)%	(3.1)%
300 basis point upward shock	(30.0)%	(2.4)%	(2.3)%	11.6%

With the shift in funding from non-interest bearing and lower beta deposits to higher beta deposits, the Company’s balance sheet is now modestly liability sensitive. Notably, management is conservative with the repricing assumptions on loans and deposits.  For example, management does not model any delay in deposit betas despite historical experience and practice of delays in deposit betas.  Finally, management models a variety of scenarios including some that stress key assumptions to help capture and isolate the impact of the management’s more conservative approach to the assumptions in the base model.

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at March 31, 2023 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of March 31, 2023. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 1A        Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

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

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

January 1-31, 2023	—	—	1,424,085	930,000
February 1-28, 2023	60,000	53.61	1,424,085	870,000
March 1-31, 2023	92,500	48.62	1,516,585	777,500
Total	152,500	$ 50.61	1,516,585	777,500

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three months ended March 31, 2023 and March 31, 2022; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and March 31, 2022; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2023 and March 31, 2022; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and March 31, 2022; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	May 9, 2023	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	May 9, 2023	/s/ Todd A. Gipple
Todd A. Gipple, President
Chief Operating Officer
Chief Financial Officer

Date	May 9, 2023	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)