Form 10-Q
period 2023-06-30
QCR HOLDINGS INC
filed 2023-08-08
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 1, 2023, the Registrant had outstanding 16,715,515 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 30, 2023 and December 31, 2022

	June 30,	December 31,
	2023	2022

	(dollars in thousands)
Assets
Cash and due from banks	$84,084	$59,723
Federal funds sold	8,765	56,910
Interest-bearing deposits at financial institutions	166,247	67,360

Securities held to maturity, at amortized cost, net of allowance for credit losses	576,568	587,142
Securities available for sale, at fair value	306,320	340,960
Total securities	882,888	928,102

Loans receivable held for sale	295,057	1,480
Loans/leases receivable held for investment	6,084,263	6,137,391
Gross loans/leases receivable	6,379,320	6,138,871
Less allowance for credit losses	(85,797)	(87,706)
Net loans/leases receivable	6,293,523	6,051,165

Bank-owned life insurance	108,125	106,580
Premises and equipment, net	118,168	117,948
Restricted investment securities	31,988	42,501
Other real estate owned, net	—	133
Goodwill	139,027	137,607
Intangibles	15,228	16,759
Derivatives	170,294	177,631
Other assets	208,336	186,418
Total assets	$8,226,673	$7,948,837

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,101,605	$1,262,981
Interest-bearing	5,505,115	4,721,236
Total deposits	6,606,720	5,984,217

Short-term borrowings	1,850	129,630
Federal Home Loan Bank advances	135,000	415,000
Subordinated notes	232,852	232,662
Junior subordinated debentures	48,666	48,602
Derivatives	195,841	200,701
Other liabilities	183,055	165,301
Total liabilities	7,403,984	7,176,113

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 June 2023 and December 2022 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 June 2023 - 16,713,853 shares issued and outstanding December 2022 - 16,795,942 shares issued and outstanding	16,714	16,796
Additional paid-in capital	368,860	370,712
Retained earnings	499,024	450,114
Accumulated other comprehensive loss:
Securities available for sale	(40,729)	(44,677)
Derivatives	(21,180)	(20,221)
Total stockholders' equity	822,689	772,724
Total liabilities and stockholders' equity	$8,226,673	$7,948,837

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended June 30, 2023 and 2022

	2023	2022

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$68,419	$51,795
Nontaxable	19,545	8,009
Securities:
Taxable	3,693	3,090
Nontaxable	4,868	4,645
Interest-bearing deposits at financial institutions	1,124	169
Restricted investment securities	505	485
Federal funds sold	223	12
Total interest and dividend income	98,377	68,205

Interest expense:
Deposits	38,445	5,524
Short-term borrowings	33	3
Federal Home Loan Bank advances	2,653	781
Subordinated notes	3,304	1,816
Junior subordinated debentures	737	681
Total interest expense	45,172	8,805
Net interest income	53,205	59,400
Provision for credit losses	3,606	11,200
Net interest income after provision for credit losses	49,599	48,200

Noninterest income:
Trust fees	2,844	2,497
Investment advisory and management fees	986	983
Deposit service fees	2,034	2,223
Gains on sales of residential real estate loans, net	500	809
Capital markets revenue	22,490	13,004
Securities gains, net	12	—
Earnings on bank-owned life insurance	838	350
Debit card fees	1,589	1,499
Correspondent banking fees	356	244
Loan related fee income	770	682
Fair value gain on derivatives	83	432
Other	18	59
Total noninterest income	32,520	22,782

Noninterest expense:
Salaries and employee benefits	31,459	29,972
Occupancy and equipment expense	6,100	5,978
Professional and data processing fees	4,078	4,365
Acquisition costs	—	1,973
Post-acquisition compensation, transition and integration costs	—	4,796
FDIC insurance, other insurance and regulatory fees	1,927	1,394
Loan/lease expense	652	761
Net income from and gains/losses on operations of other real estate	—	59
Advertising and marketing	1,735	1,198
Communication and data connectivity	471	584
Supplies	281	237
Bank service charges	621	610
Correspondent banking expense	221	213
Intangibles amortization	765	787
Payment card processing	542	626
Trust expense	337	195
Other	538	500
Total noninterest expense	49,727	54,248
Net income before income taxes	32,392	16,734
Federal and state income tax expense	3,967	1,492
Net income	$28,425	$15,242

Basic earnings per common share	$1.70	$0.88
Diluted earnings per common share	$1.69	$0.87

Weighted average common shares outstanding	16,701,950	17,345,324
Weighted average common and common equivalent shares outstanding	16,799,527	17,549,107

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Six Months Ended June 30, 2023 and 2022

	2023	2022

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$135,053	$89,222
Nontaxable	36,857	14,778
Securities:
Taxable	7,059	5,488
Nontaxable	10,205	8,795
Interest-bearing deposits at financial institutions	1,945	204
Restricted investment securities	1,018	766
Federal funds sold	457	14
Total interest and dividend income	192,594	119,267

Interest expense:
Deposits	68,225	8,661
Short-term borrowings	132	3
Federal Home Loan Bank advances	6,174	863
Subordinated notes	6,615	3,370
Junior subordinated debentures	1,433	1,237
Total interest expense	82,579	14,134
Net interest income	110,015	105,133
Provision for credit losses	7,534	8,284
Net interest income after provision for loan/lease losses	102,481	96,849

Noninterest income:
Trust fees	5,750	5,460
Investment advisory and management fees	1,865	2,019
Deposit service fees	4,062	3,778
Gains on sales of residential real estate loans, net	812	1,302
Gains on sales of government guaranteed portions of loans, net	30	19
Capital markets revenue	39,513	19,426
Securities losses, net	(451)	—
Earnings on bank-owned life insurance	1,545	696
Debit card fees	3,055	2,506
Correspondent banking fees	747	521
Loan related fee income	1,421	1,162
Fair value gain (loss) on derivatives	(344)	1,338
Other	357	188
Total noninterest income	58,362	38,415

Noninterest expenses:
Salaries and employee benefits	63,462	53,599
Occupancy and equipment expense	12,014	9,915
Professional and data processing fees	7,592	8,036
Acquisition costs	—	3,824
Post-acquisition compensation, transition and integration costs	207	4,796
FDIC insurance, other insurance and regulatory fees	3,301	2,704
Loan/lease expense	1,208	1,028
Net cost of (income from) and gains/losses on operations of other real estate	(67)	58
Advertising and marketing	2,972	1,959
Communication and data connectivity	1,136	987
Supplies	586	483
Bank service charges	1,226	1,151
Correspondent banking expense	431	412
Intangibles amortization	1,531	1,280
Payment card processing	1,087	888
Trust expense	551	382
Other	1,275	1,071
Total noninterest expenses	98,512	92,573
Net income before income taxes	62,331	42,691
Federal and state income tax expense	6,749	3,825
Net income	$55,582	$38,866

Basic earnings per common share	$3.32	$2.36
Diluted earnings per common share	$3.29	$2.33

Weighted average common shares outstanding	16,739,120	16,485,218
Weighted average common and common equivalent shares outstanding	16,870,830	16,700,682

Cash dividends declared per common share	$0.12	$0.12

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022

	(dollars in thousands)

Net income	$28,425	$15,242

Other comprehensive income (loss):

Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period before tax	(3,128)	(24,575)
Less reclassification adjustment for sales gains included in net income before tax	12	—
	(3,140)	(24,575)

Unrealized losses on derivatives:
Unrealized holding losses arising during the period before tax	(5,579)	(7,414)
Less reclassification adjustment for caplet amortization before tax	(213)	(241)
	(5,366)	(7,173)

Other comprehensive loss, before tax	(8,506)	(31,748)
Tax benefit	(2,170)	(7,462)
Other comprehensive loss, net of tax	(6,336)	(24,286)

Comprehensive income (loss)	$22,089	$(9,044)

	Six Months Ended June 30,
	2023	2022

	(dollars in thousands)

Net income	$55,582	$38,866

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	4,264	(53,745)
Less reclassification adjusted for impairment losses included in net income before tax	(989)	—
Less reclassification adjustment for sales losses included in net income before tax	(451)	—
	5,704	(53,745)
Unrealized losses on derivatives:
Unrealized holding losses arising during the period before tax	(2,133)	(14,272)
Less reclassification adjustment for caplet amortization before tax	(414)	(462)
	(1,719)	(13,810)

Other comprehensive income (loss), before tax	3,985	(67,555)
Tax expense (benefit)	996	(15,929)
Other comprehensive income (loss), net of tax	2,989	(51,626)

Comprehensive income (loss)	$58,571	$(12,760)

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Six Months Ended June 30, 2023 and 2022

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2022	$16,796	$370,712	$450,114	$(64,898)	$772,724
Net income	—	—	27,157	—	27,157
Other comprehensive income, net of tax	—	—	—	9,325	9,325
Common cash dividends declared, $0.06 per share	—	—	(1,010)	—	(1,010)
Repurchase and cancellation of 152,500 shares of common stock
as a result of a share repurchase program	(153)	(3,356)	(4,210)	—	(7,719)
Stock-based compensation expense	—	953	—	—	953
Issuance of common stock under employee benefit plans	71	(7)	—	—	64
Balance, March 31, 2023	$16,714	$368,302	$472,051	$(55,573)	$801,494
Net income	—	—	28,425	—	28,425
Other comprehensive loss, net of tax	—	—	—	(6,336)	(6,336)
Common cash dividends declared, $0.06 per share	—	—	(1,003)	—	(1,003)
Repurchase and cancellation of 22,500 shares of common stock
as a result of a share repurchase program	(23)	(495)	(449)	—	(967)
Stock-based compensation expense	—	673	—	—	673
Issuance of common stock under employee benefit plans	23	380	—	—	403
Balance, June 30, 2023	$16,714	$368,860	$499,024	$(61,909)	$822,689

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

	(dollars in thousands)

Balance December 31, 2021	$15,613	$273,768	$386,077	$1,552	$677,010
Impact of adoption of ASU 2016-13	—	—	—	—	—
Net income	—	—	23,624	—	23,624
Other comprehensive (loss), net of tax	—	—	—	(27,340)	(27,340)
Common cash dividends declared, $0.06 per share	—	—	(939)	—	(939)
Repurchase and cancellation of 77,500 shares of common stock
as a result of a share repurchase program	(77)	(1,338)	(3,000)	—	(4,415)
Stock-based compensation expense	—	751	—	—	751
Issuance of common stock under employee benefit plans	44	(811)	—	—	(767)
Balance, March 31, 2022	$15,580	$272,370	$405,762	$(25,788)	$667,924
Net income	—	—	15,242	—	15,242
Other comprehensive (loss), net of tax	—	—	—	(24,286)	(24,286)
Common cash dividends declared, $0.06 per share	—	—	(1,059)	—	(1,059)
Issuance of 2,071,291 shares of common stock
as a result of acquisition of Guaranty Federal Bancshares	2,071	115,143	—	—	117,214
Repurchase and cancellation of 602,500 shares of common stock
as a result of a share repurchase program	(603)	(13,258)	(19,155)	—	(33,016)
Stock-based compensation expense	—	545	—	—	545
Issuance of common stock under employee benefit plans	16	558	—	—	574
Balance, June 30, 2022	$17,064	$375,358	$400,790	$(50,074)	$743,138

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2023 and 2022

	2023	2022

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,582	$38,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,039	3,619
Provision for credit losses	7,534	8,284
Stock-based compensation expense	1,626	1,296
Deferred compensation expense accrued	2,674	1,939
Gains on other real estate owned, net	(89)	—
Amortization of premiums on securities, net	736	575
Caplet amortization	414	462
Fair value (gain) loss on derivatives	344	(1,338)
Securities losses, net	451	—
Loans originated for sale	(36,241)	(53,057)
Proceeds on sales of loans	34,556	60,235
Gains on sales of residential real estate loans	(812)	(1,302)
Gains on sales of government guaranteed portions of loans	(30)	(19)
Losses on sales and disposals of premises and equipment	26	60
Amortization of intangibles	1,531	1,280
Accretion of acquisition fair value adjustments, net	(962)	(1,813)
Increase in cash value of bank-owned life insurance	(1,545)	(696)
Increase in other assets	(23,883)	(19,837)
Decrease in other liabilities	14,506	15,076
Net cash provided by operating activities	$60,457	$53,630

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	48,145	10,220
Net (increase) decrease in interest-bearing deposits at financial institutions	(98,887)	38,044
Proceeds from sales of other real estate owned	283	—
Activity in securities portfolio:
Purchases	(60,387)	(134,700)
Calls, maturities and redemptions	69,754	18,111
Paydowns	8,410	24,166
Sales	30,556	111,375
Activity in restricted investment securities:
Purchases	(3,177)	(22,514)
Redemptions	13,690	2,159
Net increase in loans/leases originated and held for investment	(244,679)	(314,744)
Purchase of premises and equipment	(4,730)	(23,965)
Proceeds from sales of premises and equipment	445	50
Net cash acquired from acquisition	—	144,973
Net cash used in investing activities	$(240,577)	$(146,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	622,503	(178,688)
Net decrease in short-term borrowings	(127,780)	(2,730)
Activity in Federal Home Loan Bank advances:
Term advances	135,000	—
Net change in short-term and overnight advances	(415,000)	385,000
Prepayments	—	(16,000)
Payment of cash dividends on common stock	(2,023)	(1,874)
Proceeds (payment) from issuance of common stock, net	467	(193)
Repurchase and cancellation of shares	(8,686)	(37,431)
Net cash provided by financing activities	$204,481	$148,084

Net increase in cash and due from banks	24,361	54,889

Cash and due from banks, beginning	59,723	37,490
Cash and due from banks, ending	$84,084	$92,379

	2023	2022

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments (receipts) for:
Interest	$78,966	$13,779
Income/franchise taxes	1,031	(190)

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale and derivative instruments, net	2,989	(51,626)
Transfers of loans to other real estate owned	61	150
Decrease in the fair value of back-to-back interest rate swap assets and liabilities	(7,442)	(131,410)
Dividends payable	1,003	1,059
Transfer of loans to loans held for sale	291,050	—
Measurement period adjustment to goodwill	1,420	—

Supplemental disclosure of cash flow information for acquisitions:
Fair value of assets acquired:
Cash and due from banks	$—	$171,844
Interest-bearing deposits at financial institutions	—	17,134
Securities	—	143,017
Loans receivable, net	—	801,697
Bank-owned life insurance	—	32,100
Premises and equipment, net	—	16,257
Restricted investment securities	—	2,220
Other real estate owned	—	55
Intangibles	—	10,264
Other assets	—	23,685
Total assets acquired	$—	$1,218,273

Fair value of liabilities assumed:
Deposits	$—	$1,076,573
FHLB advances	—	16,000
Subordinated debentures	—	19,621
Junior subordinated debentures	—	10,310
Other liabilities	—	15,225
Total liabilities assumed	—	1,137,729
Net assets acquired	$—	$80,544

Consideration paid:
Cash paid *	$—	$26,871
Common stock	—	117,214
Total consideration paid	—	144,085
Goodwill	$—	$63,541

*Net cash acquired at closing totaled $145.0 million for acquisition of Guaranty Bank in 2022.

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

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

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended June 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

ACL: Allowance for credit losses	GFED: Guaranty Federal Bancshares, Inc.
Allowance: Allowance for credit losses	HTM: Held to maturity
AOCI: Accumulated other comprehensive income (loss)	LIBOR: London Inter-Bank Offered Rate
ASC: Accounting Standards Codification	LIHTC: Low-income housing tax credit
ASU: Accounting Standards Update	m2: m2 Equipment Finance, LLC
BOLI: Bank-owned life insurance	NIM: Net interest margin
Caps: Interest rate cap derivatives	NPA: Nonperforming asset
CECL: Current Expected Credit Losses	NPL: Nonperforming loan
Community National: Community National Bancorporation	OBS: Off-balance sheet
Company: QCR Holdings, Inc.	OREO: Other real estate owned
COVID-19: Coronavirus Disease 2019	OTTI: Other-than-temporary impairment
CRBT: Cedar Rapids Bank & Trust Company	PCAOB: Public Company Accounting Oversight Board
CRE: Commercial real estate	PCD: Purchase credit deteriorated loan
CSB: Community State Bank	PCI: Purchased credit impaired
C&I: Commercial and industrial	PPP: Paycheck Protection Program
EBA: Excess balance account	Provision: Provision for credit losses
EPS: Earnings per share	QCBT: Quad City Bank & Trust Company
Exchange Act: Securities Exchange Act of 1934, as	ROAA: Return on average assets
amended	ROAE: Return on average equity
FASB: Financial Accounting Standards Board	SEC: Securities and Exchange Commission
FDIC: Federal Deposit Insurance Corporation	SFCB: Springfield First Community Bank
Federal Reserve: Board of Governors of the Federal	SFG: Specialty Finance Group
Reserve System	SOFR: Secured Overnight Financing Rate
FHLB: Federal Home Loan Bank	TA: Tangible Assets
FRB: Federal Reserve Bank of Chicago	TBV: Tangible book value
Guaranty: Guaranty Bank, formerly known as Springfield First	TCE: Tangible common equity
Community Bank	TDRs: Troubled debt restructurings
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

The acquisition of GFED, the holding company of GB, headquartered in Springfield, Missouri, occurred on April 1, 2022 and on April 2, 2022, GB was merged into SFCB, the Company’s Springfield-based charter.  The combined bank changed its name to Guaranty Bank. The financial results for the periods since the acquisition and merger are included in this report.  See Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information about the acquisition and merger.

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

Management has assessed the impacts of ASU 2020-04 and the related opportunities and risks involved in the LIBOR transition. Specifically, management has identified all of the financial instruments with LIBOR exposure which includes certain commercial loans, interest rate swaps, interest rate caps, and certain securities.  In all cases, management has determined a plan of transition from LIBOR to a different index.  This transition occurred prior to the expiration of published LIBOR rates on June 30, 2023 and did not have a significant impact on the Company’s financial statements.

In April 2022, the FASB issued ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures.”  Under the standard, the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 is eliminated and guidance on “vintage disclosures” is amended to require disclosure of current-period gross write-offs by year of origination.  The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.  For public companies that have adopted ASC 326, the changes take effect in reporting periods beginning after December 15, 2022.  This standard was adopted on January 1, 2023 and did not have a significant impact on the Company’s financial statements.

In March 2023, the FASB issued ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a Consensus of the Emerging Issues Task Force).” Under the standard, the accounting guidance expands use of the proportional amortization method of accounting to equity investments in tax credit programs beyond those in LIHTC programs.  The ASU also prescribes specific information reporting entities must disclose about tax credit investments each period. The ASU is effective for reporting periods beginning after December 31, 2023, for public business entities, with all other entities having an extra year to adopt.  Entities will have the option of applying the ASU using either a modified retrospective or retrospective adoption approach.  For some changes related to existing LIHTC investments, prospective application is permitted. The standard is not expected to have a significant impact on the Company’s financial statements.

Reclassifications: Certain amounts in the prior year’s Consolidated Financial Statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of June 30, 2023 and December 31, 2022 are summarized as follows:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
June 30, 2023:
Securities HTM:
Municipal securities	$575,698	$(180)	$11,351	$(49,054)	$537,815
Other securities	1,050	—	—	(21)	1,029
	$576,748	$(180)	$11,351	$(49,075)	$538,844

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$21,602	$—	$14	$(2,674)	$18,942
Residential mortgage-backed and related securities	68,025	—	—	(7,068)	60,957
Municipal securities	208,038	—	1	(40,129)	167,910
Asset-backed securities	17,363	—	126	(96)	17,393
Other securities	46,579	(989)	6	(4,478)	41,118
	$361,607	$(989)	$147	$(54,445)	$306,320

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2022:
Securities HTM:
Municipal securities	$586,272	$(180)	$5,292	$(56,798)	$534,586
Other securities	1,050	—	—	—	1,050
	$587,322	$(180)	$5,292	$(56,798)	$535,636

Securities AFS:
U.S. govt. sponsored agency securities	$19,745	$—	$19	$(2,783)	$16,981
Residential mortgage-backed and related securities	73,438	—	—	(7,223)	66,215
Municipal securities	239,812	—	66	(46,700)	193,178
Asset-backed securities	18,885	—	48	(205)	18,728
Other securities	48,631	—	27	(2,800)	45,858
	$400,511	$—	$160	$(59,711)	$340,960

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022, are summarized in the tables below. Securities available-for-sale, for which an allowance for credit losses has been provided, are not included in these disclosures.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
June 30, 2023:
Securities HTM:
Municipal securities	$219,789	$(29,758)	$136,224	$(19,296)	$356,013	$(49,054)
Other securities	529	(21)	—	—	529	(21)
	$220,318	$(29,779)	$136,224	$(19,296)	$356,542	$(49,075)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$3,866	$(5)	$14,056	$(2,669)	$17,922	$(2,674)
Residential mortgage-backed and related securities	4,377	(212)	56,581	(6,856)	60,958	(7,068)
Municipal securities	1,910	(59)	164,631	(40,070)	166,541	(40,129)
Asset-backed securities	—	—	10,848	(96)	10,848	(96)
Other securities	7,854	(590)	28,019	(3,888)	35,873	(4,478)
	$18,007	$(866)	$274,135	$(53,579)	$292,142	$(54,445)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2022:
Securities HTM:
Municipal securities	$347,651	$(56,798)	$—	$—	$347,651	$(56,798)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$5,138	$(326)	$10,591	$(2,457)	$15,729	$(2,783)
Residential mortgage-backed and related securities	48,469	(3,327)	17,690	(3,896)	66,159	(7,223)
Municipal securities	178,172	(42,661)	9,809	(4,039)	187,981	(46,700)
Asset-backed securities	13,684	(205)	—	—	13,684	(205)
Other securities	35,206	(2,404)	4,122	(396)	39,328	(2,800)
	$280,669	$(48,923)	$42,212	$(10,788)	$322,881	$(59,711)

At June 30, 2023, the investment portfolio included 641 securities. Of this number, 563 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 11.0% of the total amortized cost of the portfolio. Of these 563 securities, there were 397 securities that had an unrealized loss for twelve months or more due to the current rate environment.

For the quarter ended March 31, 2023, the Company’s impairment evaluation determined that one publicly traded debt security experienced a decline in fair value due to credit quality, rather than market factors. As a result, the Company recognized a credit loss expense of $989 thousand in the first quarter and established an ACL on the related AFS security. For the quarter ended June 30, 2023, there has been no change to the ACL on the related AFS security.

The following table presents the activity in the allowance for credit losses for held to maturity and available for sale securities by major security type for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended			Six Months Ended
	June 30, 2023		June 30, 2022	June 30, 2023		June 30, 2022
	Securities HTM	Securities AFS	Securities HTM	Securities HTM	Securities AFS	Securities HTM
	Municipal	Corporate	Municipal	Municipal	Corporate	Municipal
	securities	securities	securities	securities	securities	securities

	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$180	$989	$198	$180	$—	$198
Provision for credit loss expense	—	—	—	—	989	—
Balance, ending	$180	$989	$198	$180	$989	$198

All sales of securities for the three and six months ended June 30, 2023 and June 30, 2022 were securities identified as AFS.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Proceeds from sales of securities	$1,940	$111,375	$30,568	$111,375
Gross gains from sales of securities	12	—	56	—
Gross losses from sales of securities	—	—	(507)	—

The amortized cost and fair value of securities as of June 30, 2023 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$2,845	$2,813
Due after one year through five years	26,584	28,126
Due after five years	547,319	507,905
	$576,748	$538,844
Securities AFS:
Due in one year or less	$5,376	$5,362
Due after one year through five years	8,607	8,275
Due after five years	262,236	214,333
	276,219	227,970
Residential mortgage-backed and related securities	68,025	60,957
Asset-backed securities	17,363	17,393
	$361,607	$306,320

Portions of the U.S. government sponsored agency securities and municipal securities as of June 30, 2023, contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$210,513	$192,465

Securities AFS:
Municipal securities	206,213	166,107
Other securities	45,626	40,158
	$251,839	$206,265

As of June 30, 2023, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 85 issuers with fair values totaling $89.6 million and revenue bonds issued by 166 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $616.1 million. The Company also held investments in general obligation bonds in 18 states, including seven states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 30 states, including 13 states in which the aggregate fair value exceeded $5.0 million.

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

Both general obligation and revenue bonds are diversified across many issuers. As of June 30, 2023 and as of December 31, 2022, the Company held revenue bonds of two issuers, both located in Ohio, of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. The issuers’ financial conditions are strong and the sources of repayment are diversified. The Company monitors the investments and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to the Company’s loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of June 30, 2023, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of June 30, 2023, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of June 30, 2023 and December 31, 2022 is presented as follows:

	June 30, 2023	December 31, 2022

	(dollars in thousands)
C&I:
C&I - revolving	$304,617	$296,869
C&I - other * **	1,402,553	1,451,693
	1,707,170	1,748,562

CRE - owner occupied	609,717	629,367
CRE - non-owner occupied	963,814	963,239
Construction and land development**	1,307,766	1,192,061
Multi-family**	1,100,794	963,803
Direct financing leases***	32,937	31,889
1-4 family real estate****	535,405	499,529
Consumer	121,717	110,421
	6,379,320	6,138,871
Allowance for credit losses	(85,797)	(87,706)
	$6,293,523	$6,051,165
*** Direct financing leases:
Net minimum lease payments to be received	$36,291	$34,754
Estimated unguaranteed residual values of leased assets	165	165
Unearned lease/residual income	(3,519)	(3,030)
	32,937	31,889
Plus deferred lease origination costs, net of fees	133	226
	33,070	32,115
Less allowance for credit losses	(1,006)	(970)
	$32,064	$31,145

*       Includes equipment financing agreements outstanding at m2, totaling $295.5 million and $278.0 million as of June 30, 2023 and December 31, 2022, respectively.

**     As of June 30, 2023, there were C&I – other, construction and land development and multi-family loans held for sale in preparation for securitization totaling $291.1 million. The balances in these loan classes as of June 30, 2023 were $360 thousand, $12.7 million and $278.0 million, respectively. There were no loans held for sale in preparation for securitization at December 31, 2022.

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

**** Includes residential real estate held for sale totaling $4.0 million and $1.5 million as of June 30, 2023 and December 31, 2022, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $27.3 million and $24.3 million at June 30, 2023 and December 31, 2022, respectively, and was included in other assets on the consolidated balance sheets.

Changes in discounts on acquired loans for the three and six months ended June 30, 2023 and 2022, respectively, are presented as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	Performing	Performing	Performing	Performing
	Loans	Loans	Loans	Loans

	(dollars in thousands)

Balance at the beginning of the period	$(5,239)	$(1,372)	$(6,088)	$(1,533)
Discount added at acquisition	—	(13,381)	—	(13,381)
Accretion recognized	135	1,764	984	1,925
Balance at the end of the period	$(5,104)	$(12,989)	$(5,104)	$(12,989)

The aging of the loan/lease portfolio by classes of loans/leases as of June 30, 2023 and December 31, 2022 is presented as follows:

	As of June 30, 2023
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$304,617	$—	$—	$—	$—	$304,617
C&I - other	1,384,130	6,270	3,928	3	8,222	1,402,553
CRE - owner occupied	605,065	1,848	281	—	2,523	609,717
CRE - non-owner occupied	957,595	4,008	—	—	2,211	963,814
Construction and land development	1,303,847	1,320	240	—	2,359	1,307,766
Multi-family	1,092,622	—	—	—	8,172	1,100,794
Direct financing leases	32,682	123	—	—	132	32,937
1-4 family real estate	533,103	—	71	80	2,151	535,405
Consumer	121,019	376	30	—	292	121,717
	$6,334,680	$13,945	$4,550	$83	$26,062	$6,379,320

As a percentage of total loan/lease portfolio	99.30%	0.22%	0.07%	0.00%	0.41%	100.00%

	As of December 31, 2022
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I
C&I - revolving	$296,869	$—	$—	$—	$—	$296,869
C&I - other	1,442,629	4,800	1,124	5	3,135	1,451,693
CRE - owner occupied	625,611	1,166	—	—	2,590	629,367
CRE - non-owner occupied	962,444	421	—	—	374	963,239
Construction and land development	1,191,929	—	—	—	132	1,192,061
Multi-family	963,803	—	—	—	—	963,803
Direct financing leases	31,557	141	56	—	135	31,889
1-4 family real estate	495,936	1,030	517	—	2,046	499,529
Consumer	110,041	27	—	—	353	110,421
	$6,120,819	$7,585	$1,697	$5	$8,765	$6,138,871

As a percentage of total loan/lease portfolio	99.71%	0.12%	0.03%	0.00%	0.14%	100.00%

NPLs by classes of loans/leases as of June 30, 2023 and December 31, 2022 are presented as follows:

	As of June 30, 2023
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	3	5,904	2,318	8,225	31.46
CRE - owner occupied	—	1,086	1,437	2,523	9.65
CRE - non-owner occupied	—	1,268	943	2,211	8.46
Construction and land development	—	2,359	—	2,359	9.02
Multi-family	—	—	8,172	8,172	31.26
Direct financing leases	—	132	—	132	0.50
1-4 family real estate	80	1,757	394	2,231	8.53
Consumer	—	292	—	292	1.12
	$83	$12,798	$13,264	$26,145	100.00%

	As of December 31, 2022
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)

C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	5	2,775	360	3,140	35.80
CRE - owner occupied	—	1,738	852	2,590	29.53
CRE - non-owner occupied	—	68	306	374	4.26
Construction and land development	—	132	—	132	1.51
Multi-family	—	—	—	—	-
Direct financing leases	—	80	55	135	1.54
1-4 family real estate	—	1,641	405	2,046	23.33
Consumer	—	353	—	353	4.03
	$5	$6,787	$1,978	$8,770	100.00%

The Company did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2023 and 2022.

Changes in the ACL loans/leases by portfolio segment for the three and six months ended June 30, 2023 and 2022, respectively, are presented as follows:

	Three Months Ended June 30, 2023
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$4,637	$26,637	$9,089	$12,632	$15,245	$11,621	$5,270	$1,442	$86,573
Change in ACL for writedown of LHFS to fair value	—	(5)	—	—	207	(2,479)	—	—	(2,277)
Provision	(536)	2,318	(358)	(664)	436	2,087	(57)	87	3,313
Charge-offs	—	(1,920)	—	—	—	—	—	(27)	(1,947)
Recoveries	—	132	—	—	—	—	—	3	135
Balance, ending	$4,101	$27,162	$8,731	$11,968	$15,888	$11,229	$5,213	$1,505	$85,797

	Six Months Ended June 30, 2023
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other**	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$4,457	$27,753	$9,965	$11,749	$14,262	$13,186	$4,963	$1,371	$87,706
Change in ACL for writedown of LHFS to fair value	—	(5)	—	—	(147)	(3,834)	—	—	(3,986)
Provision	(356)	2,875	(1,026)	214	1,785	1,877	245	157	5,771
Charge-offs	—	(3,975)	(208)	—	(12)	—	—	(27)	(4,222)
Recoveries	—	514	—	5	—	—	5	4	528
Balance, ending	$4,101	$27,162	$8,731	$11,968	$15,888	$11,229	$5,213	$1,505	$85,797

*   Included within the C&I – Other column are ACL on leases with a beginning balance of $1.1 million, negative provision of $10 thousand, charge-   offs of $49 thousand and recoveries of $12 thousand. ACL on leases was $1.0 million as of June 30, 2023.

**   Included within the C&I – Other column are ACL on leases with a beginning balance of $970 thousand, provision of $59 thousand, charge-offs of $53 thousand and recoveries of $30 thousand. ACL on leases was $1.0 million as of June 30, 2023.

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

*    Included within the C&I – Other column are ACL on leases with adoption impact of $1.5 million, provision of $185 thousand, charge-offs of $109 thousand and recoveries of $48 thousand. ACL on leases was $1.6 million as of June 30, 2022.

**    Provision for the three and six months ended June 30, 2022, included $11.0 million related to the acquired Guaranty Bank non-PCD loans.

***   Included within the C&I - Other column are ACL on leases with a beginning balance of $1.5 million, provision of $158 thousand, charge-offs of    $223 thousand and recoveries of $108 thousand. ACL on leases was $1.6 million as of June 30, 2022.

The composition of the ACL loans/leases by portfolio segment based on evaluation method are as follows:

	As of June 30, 2023
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$2,840	$301,777	$304,617	$507	$3,594	$4,101
C&I - other*	11,999	1,423,491	1,435,490	1,740	25,422	27,162
	14,839	1,725,268	1,740,107	2,247	29,016	31,263
CRE - owner occupied	23,478	586,239	609,717	2,615	6,116	8,731
CRE - non-owner occupied	22,839	940,975	963,814	941	11,027	11,968
Construction and land development	2,359	1,305,407	1,307,766	775	15,113	15,888
Multi-family	9,531	1,091,263	1,100,794	417	10,812	11,229
1-4 family real estate	3,341	532,064	535,405	314	4,899	5,213
Consumer	693	121,024	121,717	70	1,435	1,505
	$77,080	$6,302,240	$6,379,320	$7,379	$78,418	$85,797

*   Included within the C&I – Other category are leases individually evaluated of $132 thousand with a related allowance for credit losses of $40 thousand and leases collectively evaluated of $32.8 million with a related allowance for credit losses of $966 thousand.

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

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$2,735	$—	$—	$—	$—	$105	$—	$2,840
C&I - other*	866	—	—	—	95	10,665	373	11,999
	3,601	—	—	—	95	10,770	373	14,839
CRE - owner occupied	—	23,412	—	66	—	—	—	23,478
CRE - non-owner occupied	—	—	22,839	—	—	—	—	22,839
Construction and land development	—	—	2,359	—	—	—	—	2,359
Multi-family	—	—	9,531	—	—	—	—	9,531
1-4 family real estate	—	—	363	2,978	—	—	—	3,341
Consumer	—	—	120	536	—	—	37	693
	$3,601	$23,412	$35,212	$3,580	$95	$10,770	$410	$77,080

*   Included within the C&I – Other category are leases individually evaluated of $132 thousand with primary collateral of equipment.

	As of December 31, 2022
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$3,281	$—	$—	$—	$—	$105	$—	$3,386
C&I - other*	1,589	210	—	—	108	7,289	162	9,358
	4,870	210	—	—	108	7,394	162	12,744
CRE - owner occupied	—	24,814	—	66	—	—	—	24,880
CRE - non-owner occupied	—	—	21,588	—	—	—	—	21,588
Construction and land development	—	—	10,394	—	—	—	—	10,394
Multi-family	—	—	1,302	—	—	—	—	1,302
1-4 family real estate	—	—	33	3,144	—	—	—	3,177
Consumer	—	—	120	608	—	—	13	741
	$4,870	$25,024	$33,437	$3,818	$108	$7,394	$175	$74,826

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

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of June 30, 2023:

	As of June 30, 2023
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass (Ratings 1 through 5)	$—	$—	$—	$—	$—	$—	$277,753	$277,753
Special Mention (Rating 6)	—	—	—	—	—	—	24,024	24,024
Substandard (Rating 7)	—	—	—	—	—	—	2,840	2,840
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$304,617	$304,617

C&I - other
Pass (Ratings 1 through 5)	$243,118	$332,368	$187,767	$96,026	$73,226	$147,909	$—	$1,080,414
Special Mention (Rating 6)	8,225	3,852	5,476	3,624	946	305	—	22,428
Substandard (Rating 7)	—	315	250	34	3,322	249	—	4,170
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - other	$251,343	$336,535	$193,493	$99,684	$77,494	$148,463	$—	$1,107,012

CRE - owner occupied
Pass (Ratings 1 through 5)	$40,936	$131,227	$163,991	$124,295	$32,120	$65,922	$10,735	$569,226
Special Mention (Rating 6)	2,896	782	7,355	6,301	475	310	873	18,992
Substandard (Rating 7)	2,392	726	—	16,032	1,200	1,149	—	21,499
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$46,224	$132,735	$171,346	$146,628	$33,795	$67,381	$11,608	$609,717

CRE - non-owner occupied
Pass (Ratings 1 through 5)	$84,164	$306,989	$205,376	$130,383	$77,559	$90,070	$7,822	$902,363
Special Mention (Rating 6)	5,714	4,832	269	17,410	—	10,388	—	38,613
Substandard (Rating 7)	4,008	3,472	—	156	15,097	—	105	22,838
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$93,886	$315,293	$205,645	$147,949	$92,656	$100,458	$7,927	$963,814

Construction and land development
Pass (Ratings 1 through 5)	$225,179	$479,466	$301,544	$222,318	$11,703	$12,034	$25,396	$1,277,640
Special Mention (Rating 6)	1,100	—	10,160	—	—	—	—	11,260
Substandard (Rating 7)	—	1,367	992	—	—	—	—	2,359
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Construction and land development	$226,279	$480,833	$312,696	$222,318	$11,703	$12,034	$25,396	$1,291,259

Multi-family
Pass (Ratings 1 through 5)	$91,011	$233,466	$265,375	$229,203	$152,741	$117,806	$96	$1,089,698
Special Mention (Rating 6)	—	—	—	—	1,564	—	—	1,564
Substandard (Rating 7)	—	—	8,211	1,321	—	—	—	9,532
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Multi-family	$91,011	$233,466	$273,586	$230,524	$154,305	$117,806	$96	$1,100,794

1-4 family real estate
Pass (Ratings 1 through 5)	$45,483	$51,944	$54,924	$28,824	$11,738	$8,085	$3,537	$204,535
Special Mention (Rating 6)	29	—	—	—	—	—	—	29
Substandard (Rating 7)	—	26	—	—	3	254	—	283
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$45,512	$51,970	$54,924	$28,824	$11,741	$8,339	$3,537	$204,847

Consumer
Pass (Ratings 1 through 5)	$93	$485	$716	$499	$28	$776	$8,999	$11,596
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	44	280	—	11	—	100	—	435
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Consumer	$137	$765	$716	$510	$28	$876	$8,999	$12,031

Total	$754,392	$1,551,597	$1,212,406	$876,437	$381,722	$455,357	$362,180	$5,594,091

	As of June 30, 2023
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$78,476	$130,879	$53,969	$18,994	$5,056	$665	$—	$288,039
Nonperforming	—	5,047	2,281	156	17	1	—	7,502
Total C&I - other	$78,476	$135,926	$56,250	$19,150	$5,073	$666	$—	$295,541

Construction and land development
Performing	$10,561	$5,590	$284	$10	$2	$60	$—	$16,507
Nonperforming	—	—	—	—	—	—	—	—
Total Construction and land development	$10,561	$5,590	$284	$10	$2	$60	$—	$16,507

Direct financing leases
Performing	$6,833	$13,839	$4,237	$4,168	$2,994	$734	$—	$32,805
Nonperforming	—	34	25	47	8	18	—	132
Total Direct financing leases	$6,833	$13,873	$4,262	$4,215	$3,002	$752	$—	$32,937

1-4 family real estate
Performing	$40,655	$60,315	$84,754	$72,512	$16,158	$53,960	$82	$328,436
Nonperforming	87	131	607	394	455	448	—	2,122
Total 1-4 family real estate	$40,742	$60,446	$85,361	$72,906	$16,613	$54,408	$82	$330,558

Consumer
Performing	$9,001	$11,020	$2,964	$3,171	$795	$1,763	$80,852	$109,566
Nonperforming	—	37	—	—	—	40	43	120
Total Consumer	$9,001	$11,057	$2,964	$3,171	$795	$1,803	$80,895	$109,686

Total	$145,613	$226,892	$149,121	$99,452	$25,485	$57,689	$80,977	$785,229

* Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

The following table shows the gross charge-offs of loans and leases by class of receivable and year of origination for the six months ended June 30, 2023:

	Three Months Ended June 30, 2023							Six Months Ended June 30, 2023
	Gross Charge-off by Origination Year							Gross Charge-off by Origination Year
Classes of Loans/Leases	2023	2022	2021	2020	2019	Prior	Total	2023	2022	2021	2020	2019	Prior	Total

	(dollars in thousands)							(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
C&I - other	—	1,120	590	55	32	74	1,871	—	1,860	871	849	233	109	3,922
CRE - owner occupied	—	—	—	—	—	—	—	—	—	208	—	—	—	208
CRE - non-owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	12	—	—	—	—	12
Multi-family	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Direct financing leases	—	37	—	—	12	—	49	—	37	—	—	15	1	53
1-4 family real estate	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Consumer	—	19	3	—	5	—	27	—	19	3	—	5	—	27
	$—	$1,157	$590	$55	$44	$74	$1,947	$—	$1,909	$1,079	$849	$248	$110	$4,222

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

The following table shows the amortized cost basis of the loans and leases modified to borrowers experiencing financial difficulty by class of receivable and type of concession granted for the three and six months ended June 30, 2023.

	For the three months ended		For the six months ended
	June 30, 2023		June 30, 2023
	Amortized Cost		Amortized Cost
	Payment	% of Class of	Payment	% of Class of
Classes of Loans/Leases	Delay	Receivable	Delay	Receivable

(dollars in thousands)

Direct Financing Leases	$235	1%	$235	1%

At June 30, 2023, there were no commitments to extend credit to any of the borrowers experiencing financial difficulty.

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2023, that had been modified in the twelve-month period prior to the default.

The Company closely monitors the performance of the loans and leases that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. None of these loan or lease modifications were past due as of June 30, 2023.

Changes in the ACL for OBS exposures for the three and six months ended June 30, 2023 and 2022 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(dollars in thousands)

Balance, beginning	$6,033	$7,819	$5,552	$6,886
Provisions (credited) to expense	293	(941)	774	(8)
Balance, ending	$6,326	$6,878	$6,326	$6,878

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES

Derivatives are summarized as follows as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	(dollars in thousands)
Assets:
Interest rate caps - hedged	$6,673	$8,327
Interest rate caps	1,869	2,213
Interest rate swaps - hedged	2,580	477
Interest rate swaps	159,172	166,614
	$170,294	$177,631

Liabilities:
Interest rate collars - hedged	$(688)	$(263)
Interest rate swaps - hedged	(35,981)	(33,824)
Interest rate swaps	(159,172)	(166,614)
	$(195,841)	$(200,701)

The Company uses interest rate swap, cap and collar instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.

The Company has entered into interest rate caps to hedge against the risk of rising interest rates on liabilities.  The liabilities consist of $300.0 million of deposits and the benchmark rates hedged vary at 1-month SOFR, 3-month SOFR and the Prime Rate. The interest rate caps are designated as cash flow hedges in accordance with ASC 815.  An initial premium of $3.5 million was paid upfront for the caps executed.  The details of the interest rate caps are as follows:

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	June 30, 2023	December 31, 2022
(dollars in thousands)

Deposits	1/1/2020	1/1/2023	Derivatives - Assets	$25,000	1.75%	$-	$(50)
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.75%	382	714
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	50,000	1.57%	929	1,566
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.80%	465	783
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.75%	1,159	1,264
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	50,000	1.57%	2,492	2,700
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.80%	1,246	1,350
				$225,000		$6,673	$8,327

For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings. The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	June 30, 2023	December 31, 2022
(dollars in thousands)

1/1/2020	1/3/2023	Derivatives - Assets	$25,000	1.90%	$-	$3
2/1/2020	2/1/2024	Derivatives - Assets	25,000	1.90%	534	822
3/1/2020	3/3/2025	Derivatives - Assets	25,000	1.90%	1,335	1,388
			$75,000		$1,869	$2,213

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate loans.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collar is designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collars are as follows:

							Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	June 30, 2023	December 31, 2022
Loans	10/1/2022	10/1/2026	Derivatives - Liabilities	$50,000	4.40%	2.44%	$(688)	$(263)

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.    All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	June 30, 2023	December 31, 2022
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	5.22%	$(5,585)	$(5,646)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	5.22%	(7,979)	(8,066)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	5.22%	(6,394)	(6,464)
Loans	10/1/2022	7/1/2031	Derivatives - Liabilities	25,000	1.30%	5.09%	(4,039)	(4,018)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	5.22%	(1,198)	(1,144)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	5.22%	(3,995)	(3,812)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	5.22%	(2,796)	(2,669)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	5.22%	(3,995)	(3,812)
				$300,000			$(35,981)	$(35,631)

The Company has entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	June 30, 2023	December 31, 2022

		(dollars in thousands)

QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Assets	$10,000	8.39%	5.85%	$519	$464
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Assets	8,000	8.39%	5.85%	415	372
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Assets	10,000	7.13%	4.54%	513	459
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Assets	3,000	7.68%	5.17%	156	140
Community National Statutory Trust III	9/15//2018	9/15/2028	Derivatives - Assets	3,500	7.30%	4.75%	182	163
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Assets	4,500	7.30%	4.75%	234	209
Guaranty Statutory Trust II*	5/23/2019	2/23/2026	Derivatives - Assets	10,310	6.84%	4.09%	561	477
				$49,310			$2,580	$2,284

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

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	June 30, 2023		December 31, 2022
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$2,926,858	$159,172	$2,528,949	$166,614
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$2,926,858	$159,172	$2,528,949	$166,614

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)
Income and expense line items presented in the consolidated statements of income	$98,377	$45,172	$68,205	$8,805

The effects of cash flow hedging:

Gain (loss) on cash flow hedges:
Interest rate caps on deposits	-	(1,875)	-	241
Interest rate swaps and collars on variable rate loans	(2,207)	-	671	-
Interest rate swaps on junior subordinated debentures	-	(275)	-	240

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)

Income and expense line items presented in the consolidated statements of income	$192,594	$82,579	$119,267	$14,134

The effects of cash flow hedging:

Gain (loss) on cash flow hedges:
Interest rate caps on deposits	-	(3,456)	-	462
Interest rate swaps on variable rate loans	(4,262)	-	1,142	-
Interest rate swaps on junior subordinated debentures	-	(502)	-	463

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	June 30, 2023	December 31, 2022

	(dollars in thousands)

Cash	$1,261	$1,272
Municipal securities	3,954	8,227
Residential mortgage-backed and related securities	5,987	29,257
	$11,202	$38,756

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

NOTE 5 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$6,802	21.0%	$3,514	21.0%	$13,090	21.0%	$8,965	21.0%
Tax exempt income, net	(3,182)	(9.8)	(2,476)	(14.8)	(6,398)	(10.3)	(4,698)	(11.0)
Bank-owned life insurance	(176)	(0.5)	(73)	(0.4)	(324)	(0.5)	(146)	(0.3)
State income taxes, net of federal benefit, current year	1,239	3.8	982	5.9	2,428	3.9	2,273	5.3
Provision adjustment from accounting method change	—	—	—	—	—	—	(1,181)	(2.8)
Tax credits	(32)	(0.1)	(289)	(1.7)	(209)	(0.3)	(531)	(1.2)
Income from tax credit equity investments	(478)	(1.5)	158	0.9	(891)	(1.4)	(143)	(0.3)
Acquisition costs	—	—	242	1.4	—	—	372	0.9
Excess tax benefit on stock options exercised and restricted stock awards vested	(46)	(0.1)	(40)	(0.2)	(444)	(0.7)	(474)	(1.1)
Other	(160)	(0.6)	(526)	(3.2)	(503)	(0.9)	(612)	(1.5)
Federal and state income tax expense	$3,967	12.2%	$1,492	8.9%	$6,749	10.8%	$3,825	9.0%

NOTE 6 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(dollars in thousands, except share data)

Net income	$28,425	$15,242	$55,582	$38,866

Basic EPS	$1.70	$0.88	$3.32	$2.36
Diluted EPS	$1.69	$0.87	$3.29	$2.33

Weighted average common shares outstanding	16,701,950	17,345,324	16,739,120	16,485,218
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan*	97,577	203,783	131,710	215,464
Weighted average common and common equivalent shares outstanding	16,799,527	17,549,107	16,870,830	16,700,682

NOTE 7 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at June 30, 2023 and December 31, 2022:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
June 30, 2023:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$18,942	$—	$18,942	$—
Residential mortgage-backed and related securities	60,957	—	60,957	—
Municipal securities	167,910	—	167,910	—
Asset-backed securities	17,393	—	17,393	—
Other securities	41,118	—	41,118	—
Derivatives	170,294	—	170,294	—
Total assets measured at fair value	$476,614	$—	$476,614	$—

Derivatives	$195,841	$—	$195,841	$—
Total liabilities measured at fair value	$195,841	$—	$195,841	$—

December 31, 2022:
Securities AFS:
U.S. govt. sponsored agency securities	$16,981	$—	$16,981	$—
Residential mortgage-backed and related securities	66,215	—	66,215	—
Municipal securities	193,178	—	193,178	—
Asset-backed securities	18,728	—	18,728	—
Other securities	45,858	—	45,858	—
Derivatives	177,631	—	177,631	—
Total assets measured at fair value	$518,591	$—	$518,591	$—

Derivatives	$200,701	$—	$200,701	$—
Total liabilities measured at fair value	$200,701	$—	$200,701	$—

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

Assets measured at fair value on a non-recurring basis comprised the following at June 30, 2023 and December 31, 2022:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

June 30, 2023:
Loans/leases evaluated individually	$34,091	$—	$—	$34,091
Loans receivable held for sale	291,050	—	—	291,050
OREO	—	—	—	—
	$325,141	$—	$—	$325,141

December 31, 2022:
Loans/leases evaluated individually	$30,765	$—	$—	$30,765
OREO	144	—	—	144
	$30,909	$—	$—	$30,909

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	June 30,	December 31,
	2023	2022	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$34,091	$30,765	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
Loans receivable held for sale	291,050	—	Market prices for similar loans	Market price adjustments		n/a
OREO	—	144	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the loans/leases evaluated individually, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

For the loans receivable held for sale, the Company records carrying value at fair value factoring in a discount for credit risk.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three and six months ended June 30, 2023 and 2022.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of June 30, 2023		As of December 31, 2022
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$84,084	$84,084	$59,723	$59,723
Federal funds sold	Level 2	8,765	8,765	56,910	56,910
Interest-bearing deposits at financial institutions	Level 2	166,247	166,247	67,360	67,360
Investment securities:
HTM	Level 2	576,568	538,844	587,142	535,636
AFS	Level 2	306,320	306,320	340,960	340,960
Loans/leases receivable, net	Level 3	322,616	325,141	28,486	30,765
Loans/leases receivable, net	Level 2	5,970,907	5,710,672	6,022,679	5,896,443
Derivatives	Level 2	170,294	170,294	177,631	177,631

Deposits:
Nonmaturity deposits	Level 2	5,483,579	5,483,579	5,199,633	5,199,633
Time deposits	Level 2	1,123,141	1,118,483	784,584	766,294
Short-term borrowings	Level 2	1,850	1,850	129,630	129,630
FHLB advances	Level 2	135,000	136,449	415,000	415,000
Subordinated notes	Level 2	232,852	249,753	232,662	250,613
Junior subordinated debentures	Level 2	48,666	40,163	48,602	41,545
Derivatives	Level 2	195,841	195,841	200,701	200,701

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

Selected financial information on the Company's business segments is presented as follows as of and for the three and six months ended June 30, 2023 and 2022:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended June 30, 2023
Total revenue	$35,375	$51,303	$17,333	$28,324	$34,925	$(36,363)	$130,897
Net interest income	16,403	16,223	10,657	13,601	(3,989)	310	53,205
Provision for credit losses	3,620	480	198	(692)	—	—	3,606
Net income (loss) from continuing operations	4,816	19,353	4,613	5,156	28,945	(34,458)	28,425
Goodwill	3,223	14,980	9,888	110,936	—	—	139,027
Intangibles	—	991	1,729	12,508	—	—	15,228
Total assets	2,611,832	2,389,623	1,332,966	2,179,844	1,143,683	(1,431,275)	8,226,673

Three Months Ended June 30, 2022
Total revenue	$23,722	$31,715	$12,091	$23,669	$26,795	$(27,005)	$90,987
Net interest income	18,540	15,093	9,851	18,065	(2,494)	345	59,400
Provision for loan/lease losses	617	(165)	100	10,648	—	—	11,200
Net income (loss) from continuing operations	8,425	13,256	3,374	1,027	15,612	(26,452)	15,242
Goodwill	3,223	14,980	9,888	109,516	—	—	137,607
Intangibles	—	1,463	2,340	14,530	—	—	18,333
Total assets	2,122,852	1,985,198	1,221,406	2,037,364	949,955	(923,834)	7,392,941

Six Months Ended June 30, 2023
Total revenue	$68,499	$94,426	$33,901	$55,945	$69,594	$(71,409)	$250,956
Net interest income	33,391	33,402	21,547	28,973	(7,952)	654	110,015
Provision for loan/lease losses	5,193	1,996	690	(345)	—	—	7,534
Net income (loss) from continuing operations	11,854	35,753	9,373	10,543	56,625	(68,566)	55,582
Goodwill	3,223	14,980	9,888	110,936	—	—	139,027
Intangibles	—	991	1,729	12,508	—	—	15,228
Total assets	2,611,832	2,389,623	1,332,966	2,179,844	1,143,683	(1,431,275)	8,226,673

Six Months Ended June 30, 2022
Total revenue	$46,202	$56,926	$23,407	$31,513	$55,707	$(56,073)	$157,682
Net interest income	35,854	29,416	19,182	24,593	(4,603)	691	105,133
Provision for loan/lease losses	(642)	(936)	(285)	10,147	—	—	8,284
Net income (loss) from continuing operations	18,395	24,385	7,500	4,131	39,439	(54,984)	38,866
Goodwill	3,223	14,980	9,888	109,516	—	—	137,607
Intangibles	—	1,463	2,340	14,530	—	—	18,333
Total assets	2,122,852	1,985,198	1,221,406	2,037,364	949,955	(923,834)	7,392,941

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of June 30, 2023 and December 31, 2022, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of June 30, 2023 and

December 31, 2022 are presented in the following tables (dollars in thousands).  As of June 30, 2023 and December 31, 2022, each of the subsidiary banks met such capital requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of June 30, 2023:
Company:
Total risk-based capital	$1,106,838	14.69%	$602,690	>	8.00%	$791,030	>	10.50%	$753,362	>	10.00%
Tier 1 risk-based capital	781,863	10.38	452,017	>	6.00	640,358	>	8.50	602,690	>	8.00
Tier 1 leverage	781,863	10.06	310,928	>	4.00	310,928	>	4.00	388,660	>	5.00
Common equity Tier 1	733,197	9.73	339,013	>	4.50	527,353	>	7.00	489,685	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$288,709	12.95%	$178,291	>	8.00%	$234,007	>	10.50%	$222,864	>	10.00%
Tier 1 risk-based capital	260,833	11.70	133,718	>	6.00	189,434	>	8.50	178,291	>	8.00
Tier 1 leverage	260,833	11.04	94,465	>	4.00	94,465	>	4.00	118,081	>	5.00
Common equity Tier 1	260,833	11.70	100,289	>	4.50	156,005	>	7.00	144,861	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$343,875	16.68%	$164,959	>	8.00%	$216,509	>	10.50%	$206,199	>	10.00%
Tier 1 risk-based capital	318,177	15.43	123,720	>	6.00	175,269	>	8.50	164,959	>	8.00
Tier 1 leverage	318,177	14.58	87,303	>	4.00	87,303	>	4.00	109,128	>	5.00
Common equity Tier 1	318,177	15.43	92,790	>	4.50	144,340	>	7.00	134,030	>	6.50
Community State Bank:
Total risk-based capital	$152,195	12.58%	$96,820	>	8.00%	$127,076	>	10.50%	$121,025	>	10.00%
Tier 1 risk-based capital	137,739	11.38	72,615	>	6.00	102,871	>	8.50	96,820	>	8.00
Tier 1 leverage	137,739	10.79	51,052	>	4.00	51,052	>	4.00	63,815	>	5.00
Common equity Tier 1	137,739	11.38	54,461	>	4.50	84,717	>	7.00	78,666	>	6.50
Guaranty Bank:
Total risk-based capital	$251,030	12.58%	$159,629	>	8.00%	$209,513	>	10.50%	$199,536	>	10.00%
Tier 1 risk-based capital	228,770	11.47	119,721	>	6.00	169,605	>	8.50	159,629	>	8.00
Tier 1 leverage	228,770	11.26	81,302	>	4.00	81,302	>	4.00	101,627	>	5.00
Common equity Tier 1	228,770	11.47	89,791	>	4.50	139,675	>	7.00	129,698	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2022:
Company:
Total risk-based capital	$1,055,177	14.28%	$591,132	>	8.00%	$775,861	>	10.50%	$738,915	>	10.00%
Tier 1 risk-based capital	734,977	9.95	443,349	>	6.00	628,078	>	8.50	591,132	>	8.00
Tier 1 leverage	734,977	9.61	305,959	>	4.00	305,959	>	4.00	382,449	>	5.00
Common equity Tier 1	686,375	9.29	332,512	>	4.50	517,241	>	7.00	480,295	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$275,337	13.07%	$168,588	>	8.00%	$221,272	>	10.50%	$210,735	>	10.00%
Tier 1 risk-based capital	248,978	11.81	126,441	>	6.00	179,125	>	8.50	168,588	>	8.00
Tier 1 leverage	248,978	11.01	90,419	>	4.00	90,419	>	4.00	133,023	>	5.00
Common equity Tier 1	248,978	11.81	94,831	>	4.50	147,514	>	7.00	136,978	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$308,153	14.84%	$166,168	>	8.00%	$218,096	>	10.50%	$207,711	>	10.00%
Tier 1 risk-based capital	282,258	13.59	124,626	>	6.00	176,554	>	8.50	166,168	>	8.00
Tier 1 leverage	282,258	13.17	85,707	>	4.00	85,707	>	4.00	107,134	>	5.00
Common equity Tier 1	282,258	13.59	93,470	>	4.50	145,397	>	7.00	135,012	>	6.50
Community State Bank:
Total risk-based capital	$142,974	12.04%	$94,981	>	8.00%	$124,662	>	10.50%	$118,726	>	10.00%
Tier 1 risk-based capital	128,130	10.79	71,236	>	6.00	100,917	>	8.50	94,981	>	8.00
Tier 1 leverage	128,130	10.09	50,799	>	4.00	50,799	>	4.00	63,499	>	5.00
Common equity Tier 1	128,130	10.79	53,427	>	4.50	83,108	>	7.00	77,172	>	6.50
Guaranty Bank:
Total risk-based capital	$243,106	12.24%	$158,903	>	8.00%	$208,560	>	10.50%	$198,629	>	10.00%
Tier 1 risk-based capital	218,647	11.01	119,177	>	6.00	168,834	>	8.50	158,903	>	8.00
Tier 1 leverage	218,647	10.90	80,229	>	4.00	80,229	>	4.00	100,286	>	5.00
Common equity Tier 1	218,647	11.01	89,383	>	4.50	139,040	>	7.00	129,109	>	6.50

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ending June 30, 2023. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. Page locations and specific sections and notes that are referred to in this discussion are listed in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past thirty years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of June 30, 2023, the Company had $8.2 billion in consolidated assets, including $6.3 billion in net loans/leases, and $6.6 billion in deposits.  The financial results of acquired entities for the periods since their acquisition are included in this report.  Further information related to acquired entities has been presented in the annual reports previously filed with the SEC corresponding to the year of each acquisition.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

EXECUTIVE OVERVIEW

The Company reported net income of $28.4 million and diluted EPS of $1.69 for the quarter ended June 30, 2023. By comparison, for the quarter ended March 31, 2023 the Company reported net income of $27.2 million and diluted EPS of $1.60.  For the quarter ended June 30, 2022, the Company reported net income of $15.2 million, and diluted EPS of $0.87.  For the six months ended June 30, 2023, the Company reported net income of $55.6 million and diluted EPS of $3.29.  By comparison, for the six months ended June 30, 2022, the Company reported net income of $38.9 million and diluted EPS of $2.33.

The second quarter of 2023 was also highlighted by the following results and events:

●	Return on average assets of 1.44% and return on average total equity of 13.97%;
●	Annualized loan and lease growth of 12.2%;
●	Annualized core deposit growth, excluding brokered deposits, of 23.0%;
●	Uninsured and uncollateralized deposits improved to 19.9% of total deposits;
●	Capital markets revenue grew $5.5 million, or 32.1%, to $22.5 million;
●	Tangible book value (non-GAAP) per share increased $1.28 or 13.2% annualized; and
●	TCE ratio grew 7 basis points to 8.28%.

Following is a table that represents various net income measurements for the Company.

	For the three months ended			For the six months ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(dollars in thousands)

Net income	$28,425	$27,157	$15,242	$55,582	$38,866

Diluted earnings per common share	$1.69	$1.60	$0.87	$3.29	$2.33

Weighted average common and common equivalent shares outstanding	16,799,527	16,942,132	17,549,107	16,870,830	16,700,682

The Company reported adjusted net income (non-GAAP) of $28.4 million, with adjusted diluted EPS of $1.69 for the three months ended June 30, 2023.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.  Adjusted net income for the three months ended June 30, 2023 excludes a number of non-recurring items, after-tax, as set forth in the GAAP to Non-GAAP Reconciliation section.  The Company reported adjusted net income (non-GAAP) of $56.4 million, with adjusted diluted EPS of $3.34 for the six months ended June 30, 2023.  Adjusted net income for the six months ended June 30, 2023 excludes a number of non-recurring items, after-tax, as set forth in the GAAP to Non-GAAP Reconciliation section, most significantly $356 thousand of securities losses, fair value loss on derivatives of $272 thousand and post-acquisition compensation, transition and integration costs of $164 thousand.

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended			For the six months ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(dollars in thousands)

Net interest income	$53,205	$56,810	$59,400	$110,015	$105,133
Provision for credit losses	3,606	3,928	11,200	7,534	8,284
Noninterest income	32,520	25,842	22,782	58,362	38,415
Noninterest expense	49,727	48,785	54,248	98,512	92,573
Federal and state income tax expense	3,967	2,782	1,492	6,749	3,825
Net income	$28,425	$27,157	$15,242	$55,582	$38,866

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following are some noteworthy changes in the Company's financial results:

●	Net interest income in the second quarter of 2023 decreased 6% compared to the first quarter of 2023 and decreased 10% when comparing to the second quarter of 2022. The decrease was primarily due to the significantly inverted yield curve, a highly competitive deposit landscape, and a continued shift in the deposit mix of noninterest bearing and lower beta deposits to higher beta deposits. Net interest income increased 5% when comparing the first six months of 2023 to the same period of the prior year. The increase was primarily due to an increase in average earning assets, largely attributable to the GFED transaction, but also due to strong organic loan growth.
●	Provision expense in the second quarter of 2023 decreased $322 thousand compared to the first quarter of 2023, representing an $855 thousand increase related to loans and leases, an $188 thousand decrease related to OBS exposures and a $989 thousand decrease related to securities. Provision expense in the first six months of 2023 decreased $750 thousand compared to the first six months of 2022, representing a $2.5 million decrease related to loans and leases, a $782 thousand increase related to OBS exposures and a $989 thousand decrease related to AFS securities. The decrease in provision for loans and leases was driven by the CECL Day 2 credit loss expense recorded in 2022 of $11.2 million as a result of the GFED acquisition offset by negative provision on other charters. The increase in provision related to OBS was due to an increase in the balance of those OBS exposures. The increase in provision related to AFS securities was entirely due to an impairment of one subordinated debt investment in a recently failed bank in the first quarter of 2023. This was a legacy investment acquired as part of the 2022 GFED acquisition and an allowance was established for the entire balance of the investment during the first quarter of 2023.

●	Noninterest income in the second quarter of 2023 increased $6.7 million, or 26%, compared to the first quarter of 2023. Noninterest income increased $9.7 million, or 43%, compared to the second quarter of 2022. Noninterest income increased $19.9 million or 52% when comparing the first six months of 2023 to the same period of the prior year. The increase was primarily due to higher capital markets revenue from swap fees as the project delays our clients have been experiencing in recent quarters due to ongoing supply chain disruptions, inflationary pressures and higher interest rates have subsided and strong demand for affordable housing established by our tax credit lending clients has continued. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. The Company has a strong pipeline for this business and expects it to be a solid source of fee income in 2023.
●	Noninterest expense increased $941 thousand, or 2%, in the second quarter of 2023 compared to the first quarter of 2023. This increase was primarily due to higher variable compensation, increased Insured Cash Sweep fees, insurance and regulatory fees and advertising and marketing expenses. Noninterest expense decreased $4.5 million, or 8%, compared to the second quarter of 2022 and decreased $5.9 million, or 6%, when comparing the first six months of 2023 to the same period in the prior year. The decrease was primarily due to acquisition costs and post-acquisition compensation, transition and integration costs of $6.7 million with the acquisition of GFED in April 2022.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	June 30, 2023	March 31, 2023	June 30, 2022
Loan and lease growth organically **	Loans and leases growth	> 9% annually	12.2%	3.3%	14.0%
Fee income growth ***	Fee income growth	> 6% annually	54.2%	30.0%	(26.1)%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	8.8%	7.5%	10.4%

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

It should be noted that these initiatives are long-term targets.

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the second quarter of 2023 to support its corporate strategy:

●	The Company grew loans and leases in the second quarter of 2023 by 12.2% on an annualized basis, driven by both our traditional and tax credit lending business.
●	Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. The Company acted as the correspondent bank for 181 downstream banks with total noninterest bearing deposits of $108.3 million and total interest-bearing deposits of $386.0 million during the first six months of 2023. By comparison, the Company acted as the correspondent bank for 189 downstream banks with average total noninterest bearing deposits of $358.7 million and average total interest-bearing deposits of $249.9 million during the first six months of 2022. This line of business provides a strong source of deposits, fee income, high-quality loan participations and bank stock loans. The Company also manages off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks of $363.7 million as of June 30, 2023, as compared to $574.2 million for the quarter ended March 31, 2023.
●	The Company is focused on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. The interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for the borrowers and the Company. Levels of capital markets revenue from swap fees are influenced by prevailing interest rates. Capital markets revenue totaled $22.5 million for the quarter and $39.5 million for the first six months of 2023. Capital markets revenue averaged $19.8 million per quarter for the year 2023 and $10.3 million per quarter for the year 2022.
●	In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. Assets under management increased by $861.0 million in the first six months of 2023. There were 148 new relationships added in the first

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

six months of 2023 totaling $455.0 million of new assets under management. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. Trust department fees are primarily determined based on the value of the investments within the fully-managed trusts. The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.
●	Noninterest expense for the first six months of 2023 totaled $98.5 million as compared to $92.6 million in the first six months of 2022. The increase was primarily due to six months of operating expenses in 2023 for the combined GB entity as compared to three months of operating expenses in 2022 for the combined GB entity.

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

	As of
GAAP TO NON-GAAP	June 30,	March 31,	June 30,
RECONCILIATIONS	2023	2023	2022

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders’ equity (GAAP)	$822,689	$801,494	$743,138
Less: Intangible assets	154,255	154,467	155,940
TCE (non-GAAP)	$668,434	$647,027	$587,198

Total assets (GAAP)	$8,226,673	$8,036,904	$7,392,941
Less: Intangible assets	154,255	154,467	155,940
TA (non-GAAP)	$8,072,418	$7,882,437	$7,237,001

TCE/TA ratio (non-GAAP)	8.28%	8.21%	8.11%

	For the Quarter Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2023	2023	2022	2023	2022

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$28,425	$27,157	$15,242	$55,582	$38,866
Less non-core items (post-tax) (*):
Income:
Securities losses, net	$9	$(366)	$—	$(356)	$—
Fair value gain(loss) on derivatives	66	(337)	342	(272)	1,057
Total non-core income (non-GAAP)	$75	$(703)	$342	$(628)	$1,057
Expense:
Acquisition costs	$—	$—	$1,932	$—	$3,394
Post-acquisition compensation, transition and integration costs	—	164	3,789	164	3,789
CECL Day 2 credit loss expense on acquired loans	—	—	8,651	—	8,651
CECL Day 2 credit loss expense on acquired OBS exposure	—	—	1,140	—	1,140
Total non-core expense (non-GAAP)	$—	$164	$15,512	$164	$16,974

Adjusted net income (non-GAAP)	$28,350	$28,024	$30,412	$56,374	$54,783

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$28,350	$28,024	$30,412	$56,374	$54,783

Weighted average common shares outstanding	16,701,950	16,776,289	17,345,324	16,739,120	16,485,218
Weighted average common and common equivalent shares outstanding	16,799,527	16,942,132	17,549,107	16,870,830	16,700,682

Adjusted EPS (non-GAAP):
Basic	$1.70	$1.67	$1.75	$3.37	$3.32
Diluted	$1.69	$1.65	$1.73	$3.34	$3.28

ADJUSTED ROAA and ADJUSTED ROAE (non-GAAP)
Adjusted net income (non-GAAP) (from above)	$28,350	$28,024	$30,412	$56,374	$54,783

Average Assets	$7,924,597	$7,906,830	$7,324,470	$7,915,763	$6,723,137

Adjusted ROAA (non-GAAP)	1.43%	1.42%	1.66%	1.42%	1.63%
Adjusted ROAE (non-GAAP)	13.88%	14.11%	15.43%	13.99%	14.88%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$53,205	$56,810	$59,400	$110,015	$105,133
Plus: Tax equivalent adjustment	6,542	6,057	3,396	12,601	6,327
Net interest income - tax equivalent (non-GAAP)	$59,747	$62,867	$62,796	$122,616	$111,460
Less: Acquisition accounting net accretion	134	828	1,695	962	1,813
Adjusted net interest income	59,613	62,039	61,101	121,654	109,647

Average earning assets	$7,283,286	$7,247,605	$6,742,095	$7,265,544	$6,187,038

NIM (GAAP)	2.93%	3.18%	3.53%	3.05%	3.43%
NIM (TEY) (non-GAAP)	3.29%	3.52%	3.74%	3.40%	3.63%
Adjusted NIM (TEY) (non-GAAP)	3.28%	3.47%	3.64%	3.38%	3.57%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$49,727	$48,785	$54,248	$98,512	$92,573

Net interest income (GAAP)	$53,205	$56,810	$59,400	$110,015	$105,133
Noninterest income (GAAP)	32,520	25,842	22,782	58,362	38,415
Total income	$85,725	$82,652	$82,182	$168,377	$143,548

Efficiency ratio (noninterest expense/total income) (non-GAAP)	58.01%	59.02%	66.01%	58.51%	64.49%

*     Nonrecurring items (after-tax) are calculated using an estimated effective federal tax rate of 21% with the exception of acquisition costs which have an estimated effective federal tax rate of 13.62%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a GAAP basis, decreased 10% for the quarter ended June 30, 2023, compared to the same quarter of the prior year.  Net interest income, on a tax equivalent basis (non-GAAP), decreased 5% to $59.7 million for the quarter ended June 30, 2023, compared to the same quarter of the prior year.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	GAAP			Tax Equivalent Basis
	For the Quarter Ended			For the Quarter Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2023	2023	2022	2023	2023	2022
Average Yield on Interest-Earning Assets	5.40%	5.20%	4.05%	5.78%	5.60%	4.26%
Average Cost of Interest-Bearing Liabilities	3.20%	2.71%	0.74%	3.20%	2.74%	0.74%
Net Interest Spread	2.21%	2.49%	3.31%	2.58%	2.86%	3.52%
NIM (TEY) (Non-GAAP)	3.29%	3.52%	3.53%	3.29%	3.52%	3.74%
NIM Excluding Acquisition Accounting Net Accretion	2.91%	3.09%	3.50%	3.28%	3.47%	3.64%

	GAAP		Tax Equivalent Basis
	For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Average Yield on Interest-Earning Assets	2.91%	3.71%	5.69%	4.09%
Average Cost of Interest-Bearing Liabilities	1.72%	0.59%	2.97%	0.66%
Net Interest Spread	1.18%	3.12%	2.72%	3.43%
NIM (TEY) (Non-GAAP)	3.49%	3.30%	3.40%	3.63%
NIM Excluding Acquisition Accounting Net Accretion	1.65%	3.28%	3.38%	3.57%

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

	For the Quarter Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2023	2023	2022	2023	2022
	(dollars in thousands)			(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$134	$828	$1,695	$962	$1,813

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended June 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$16,976	$223	5.27%	$5,896	$12	0.83%
Interest-bearing deposits at financial institutions	90,814	1,123	4.96%	67,254	169	1.01%
Investment securities - taxable	342,991	3,693	4.30%	346,440	3,090	3.56%
Investment securities - nontaxable (1)	577,494	6,217	4.31%	573,868	5,912	4.12%
Restricted investment securities	35,031	506	5.71%	37,166	485	5.16%
Gross loans/leases receivable (1) (2) (3)	6,219,980	93,159	6.01%	5,711,471	61,932	4.35%
Total interest earning assets	7,283,286	104,921	5.78%	6,742,095	71,600	4.26%

Noninterest-earning assets:
Cash and due from banks	70,799			97,927
Premises and equipment	118,363			114,510
Less allowance	(86,841)			(81,871)
Other	538,990			451,809
Total assets	$7,924,597			$7,324,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$3,965,592	27,227	2.75%	$3,791,595	4,478	0.47%
Time deposits	1,190,440	11,219	3.78%	529,675	1,047	0.79%
Short-term borrowings	1,980	34	6.82%	1,404	3	0.78%
FHLB advances	211,593	2,653	4.96%	286,484	780	1.08%
Subordinated notes	232,782	3,303	5.68%	133,529	1,816	5.44%
Junior subordinated debentures	48,647	738	6.00%	46,536	680	5.78%
Total interest-bearing liabilities	5,651,034	45,174	3.20%	4,789,223	8,804	0.74%

Noninterest-bearing demand deposits	1,136,449			1,546,174
Other noninterest-bearing liabilities	320,232			200,869
Total liabilities	7,107,715			6,536,266

Stockholders’ equity	816,882			788,204
Total liabilities and stockholders’ equity	$7,924,597			$7,324,470
Net interest income		$59,747			$62,796
Net interest spread			2.58%			3.52%
Net interest margin			2.93%			3.53%
Net interest margin (TEY)(Non-GAAP)			3.29%			3.74%
Adjusted net interest margin (TEY)(Non-GAAP)			3.28%			3.64%

Ratio of average interest-earning assets to average interest-bearing liabilities	128.88%			140.78%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended June 30, 2023

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2023 vs. 2022
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$211	$156	$55
Interest-bearing deposits at financial institutions	954	876	78
Investment securities - taxable	603	810	(207)
Investment securities - nontaxable (2)	305	268	37
Restricted investment securities	21	157	(136)
Gross loans/leases receivable (2) (3)	31,227	25,320	5,907
Total change in interest income	33,321	27,587	5,734

INTEREST EXPENSE
Interest-bearing deposits	22,749	22,536	213
Time deposits	10,172	7,650	2,522
Short-term borrowings	31	30	1
Federal Home Loan Bank advances	1,873	3,254	(1,381)
Subordinated notes	1,487	83	1,404
Junior subordinated debentures	58	26	32
Total change in interest expense	36,370	33,579	2,791

Total change in net interest income	$(3,049)	$(5,992)	$2,943

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Six Months Ended June 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$18,119	$457	5.09%	$5,234	$14	0.53%
Interest-bearing deposits at financial institutions	82,246	1,945	4.77%	68,285	204	0.60%
Investment securities - taxable	337,844	7,059	4.17%	319,457	5,488	3.43%
Investment securities - nontaxable (1)	598,244	13,009	4.35%	542,153	11,195	4.13%
Restricted investment securities	36,391	1,018	5.56%	29,716	766	5.13%
Gross loans/leases receivable (1) (2) (3)	6,192,700	181,707	5.92%	5,222,193	107,927	4.17%
Total interest earning assets	7,265,544	205,195	5.69%	6,187,038	125,594	4.09%

Noninterest-earning assets:
Cash and due from banks	71,056			75,928
Premises and equipment, net	118,231			97,103
Less allowance for estimated losses on loans/leases	(87,380)			(80,393)
Other	548,312			443,461
Total assets	$7,915,763			$6,723,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$4,016,217	51,003	2.56%	$3,511,396	6,816	0.39%
Time deposits	1,031,062	17,222	3.37%	464,647	1,846	0.80%
Short-term borrowings	4,642	132	5.75%	1,676	3	0.36%
Federal Home Loan Bank advances	253,729	6,174	4.84%	186,685	863	0.92%
Subordinated notes	232,731	6,615	5.68%	123,753	3,370	5.45%
Junior subordinated debentures	48,630	1,433	5.86%	42,376	1,236	5.80%
Total interest-bearing liabilities	5,587,011	82,579	2.97%	4,330,533	14,134	0.66%

Noninterest-bearing demand deposits	1,189,095			1,412,019
Other noninterest-bearing liabilities	333,812			244,133
Total liabilities	7,109,918			5,986,685

Stockholders’ equity	805,845			736,452
Total liabilities and stockholders’ equity	$7,915,763			$6,723,137
Net interest income		$122,616			$111,460
Net interest spread			2.72%			3.43%
Net interest margin			3.05%			3.43%
Net interest margin (TEY)(Non-GAAP)			3.40%			3.63%
Adjusted net interest margin (TEY)(Non-GAAP)			3.38%			3.57%
Ratio of average interest earning assets to average interest-bearing liabilities	130.04%			142.87%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the six months ended June 30, 2023

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2023 vs. 2022
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$443	$388	$55
Interest-bearing deposits at other financial institutions	1,741	1,660	81
Investment securities - taxable	1,571	1,094	477
Investment securities - nontaxable (2)	1,814	600	1,214
Restricted investment securities	252	179	73
Gross loans/leases receivable (2) (3)	73,780	51,230	22,550
Total change in interest income	79,601	55,151	24,450

INTEREST EXPENSE
Interest-bearing demand deposits	44,187	43,224	963
Time deposits	15,376	11,165	4,211
Short-term borrowings	129	126	3
Federal Home Loan Bank advances	5,311	6,088	(777)
Subordinated notes	3,245	151	3,094
Junior subordinated debentures	197	(44)	241
Total change in interest expense	68,445	60,710	7,735

Total change in net interest income	$11,156	$(5,559)	$16,715

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased $30.2 million, comparing the second quarter of 2023 to the same period of 2022, and increased $73.3 million when comparing the first half of 2023 to the same period of 2022.  Interest income (tax equivalent) increased $33.3 million, comparing the second quarter of 2023 to the same period of 2022, and increased $79.6 million when comparing the first half of 2023 to the same period of 2022. This was primarily due to the GFED acquisition, but also due to continued organic loan growth and repricing of the Company’s floating rate loan portfolio with the rapidly rising interest rates.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense increased $36.4 million, comparing the second quarter of 2023 to the same period of 2022 and increased $68.4 million, comparing the first half of 2023 to the same period of 2022.  The increase is primarily due to the GFED acquisition in conjunction with a significant increase in cost of funds given the sharp rising rate environment. The Company’s cost of funds was 3.20% for the quarter ended June 30, 2023, which was up from 0.74% for the quarter ended June 30, 2022.  The Company’s cost of funds was 2.97% for the six months ended June 30, 2023, which was up from 0.66% for the six months ended June 30, 2022.  The Company has also experienced a shift in mix from noninterest and lower interest bearing deposits to higher cost funding.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

	(dollars in thousands)		(dollars in thousands)

Provision for credit losses - loans and leases	$3,313	$12,141	$5,771	$8,292
Provision for credit losses - off-balance sheet exposures	293	(941)	774	(8)
Provision for credit losses - held to maturity securities	—	—	—	—
Provision for credit losses - available for sale securities	—	—	989	—
Total provision for credit losses	$3,606	$11,200	$7,534	$8,284

The Company had total provision for credit losses on loans and leases of $3.3 million for the second quarter of 2023, which was down from $12.1 million for the same period of 2022. The decrease was due to the CECL Day 2 provision of $11.2 million as a result of the GFED acquisition in April 2022.  The provision related to OBS was $293 thousand for the second quarter of 2023 compared to a negative $941 thousand for the for the second quarter of 2022. The increase was due to an increase in the balance of those OBS exposures. There was no provision related to HTM securities for the second quarter of 2023 or 2022.  There was no provision related to AFS securities for the second quarter of 2023 or 2022.

Provision for loans and leases for the first six months of 2023 totaled $5.8 million, which was down from $8.3 million in the first six months of 2022.  The decrease in provision on loans and leases was driven by the CECL Day 2 credit loss expense recorded in 2022 of $11.2 million as a result of the GFED acquisition, offset by negative provision on other charters. The provision related to OBS was $774 thousand for the first six months of 2023 compared to a negative $8 thousand for the for the first six months of 2022. The increase was due to an increase in the balance of those OBS exposures.  There was no provision related to HTM securities for the first half of 2023 or 2022. The provision related to AFS securities was $989 thousand in the first six months of 2023 as compared to no provision for the first six months of 2022.  The increase was entirely due to an impairment of one subordinated debt investment in a recently failed bank in the first quarter of 2023.  This was a legacy investment acquired as part of the 2022 GFED acquisition and an allowance was established for the entire balance of the investment.

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

The Company had an ACL for loans/leases held for investment of 1.41% of total gross loans/leases held for investment at June 30, 2023, compared to 1.43% at March 31, 2023 and 1.59% at June 30, 2022.  Management has evaluated the

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

allowance needed on the loans acquired prior to the adoption of ASU 2016-13 on January 1, 2021, factoring in the remaining discount, which was $5.1 million and $13.0 million at June 30, 2023 and June 30, 2022, respectively.

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

NONINTEREST INCOME

The following table sets forth the various categories of noninterest income for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended
	June 30,	June 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)

Trust fees	$2,844	$2,497	$347	13.9%
Investment advisory and management fees	986	983	3	0.3
Deposit service fees	2,034	2,223	(189)	(8.5)
Gains on sales of residential real estate loans, net	500	809	(309)	(38.2)
Capital markets revenue	22,490	13,004	9,486	72.9
Securities gains, net	12	—	12	100.0
Earnings on bank-owned life insurance	838	350	488	139.4
Debit card fees	1,589	1,499	90	6.0
Correspondent banking fees	356	244	112	45.9
Loan related fee income	770	682	88	12.9
Fair value gain on derivatives	83	432	(349)	(80.8)
Other	18	59	(41)	(69.5)
Total noninterest income	$32,520	$22,782	$9,738	42.7%

	Six Months Ended
	June 30,	June 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)

Trust fees	$5,750	$5,460	$290	5.3%
Investment advisory and management fees	1,865	2,019	(154)	(7.6)
Deposit service fees	4,062	3,778	284	7.5
Gains on sales of residential real estate loans, net	812	1,302	(490)	(37.6)
Gains on sales of government guaranteed portions of loans, net	30	19	11	57.9
Capital markets revenue	39,513	19,426	20,087	103.4
Securities losses, net	(451)	—	(451)	(100.0)
Earnings on bank-owned life insurance	1,545	696	849	122.0
Debit card fees	3,055	2,506	549	21.9
Correspondent banking fees	747	521	226	43.4
Loan related fee income	1,421	1,162	259	22.3
Fair value gain (loss) on derivatives	(344)	1,338	(1,682)	(125.7)
Other	357	188	169	89.9
Total noninterest income	$58,362	$38,415	$19,947	51.9%

The Company continues to be successful in expanding its wealth management client base. Trust fees continue to be a significant contributor to noninterest income. Assets under management increased by $569.9 million in the second quarter of 2023 and have increased by $876.7 million since June 30, 2022.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. Trust fees are primarily determined based on the market value of the investments within the fully-managed trusts. Trust fees increased 14%, comparing the second quarter of 2023 to the same period of the prior year, and increased 5% when comparing the first half of 2023 to the first half of 2022 due to market volatility.  The Company expects trust fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Investment advisory and management fees remained constant, comparing the second quarter of 2023 to the same period of the prior year, and they decreased 8% when comparing the first half of 2023 to the first half of 2022. Similar to trust fees, investment advisory and management fees are largely determined based on the market value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Deposit service fees decreased 9% comparing the second quarter of 2023 to the same period of the prior year.  The decrease was primarily due to a decrease in NSF and service charge fee income. Deposit service fees increased 8% when comparing the first half of 2023 to the first half of 2022. This increase was primarily due to the GFED acquisition. The Company continues to focus on expanding its core deposit base. In particular, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees.

Gains on sales of residential real estate loans, net, decreased 38% when comparing the second quarter of 2023 to the same period of the prior year, and they decreased 38% when comparing the first half of 2023 to the first half of 2022. The decrease was primarily due to decreased volume of residential real estate purchases and the refinancing of residential real estate loans with a sharp increase in mortgage rates.

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

Capital markets revenue totaled $22.5 million for the second quarter of 2023, compared to $13.0 million for the second quarter of 2022.  Capital markets revenue totaled $39.5 million for the first half of 2023 compared to $19.4 million for the first half of 2022. The increase was primarily due to higher capital markets revenue from swap fees as the project delays our clients have been experiencing in recent quarters due to ongoing supply chain disruptions, inflationary pressures and higher interest rates continue to subside and continued strong demand for affordable housing that is being established by our tax credit lending clients.  In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans.  The mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. Future levels of swap fees are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

Securities gains totaled $12 thousand for the three months ended June 30, 2023. There were no securities gains or losses for the three months ended June 30, 2022.  Securities losses totaled $451 thousand for the six months ended June 30, 2023.  There were no securities gains or losses for the six months ended June 30, 2022.  The Company sold $29 million of securities during the first quarter of 2023.  The securities sold were part of a strategy to partially deleverage the balance sheet with an anticipated rapid earn back of the modest loss before the end of the calendar year.

Earnings on BOLI increased 139% comparing the second quarter of 2023 to the second quarter of 2022 and increased 122% comparing the first half of 2023 to the first half of 2022. There were no purchases of BOLI in the first half of 2023.  BOLI purchases totaled $10.0 million in 2022 and increased due to the GFED acquisition.  Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 6% comparing the second quarter of 2023 to the same period of the prior year, and increased 22% comparing the first half of 2023 to the first half of 2022. The increase was primarily due to the GFED acquisition.  The fees can vary based on

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 46% comparing the second quarter of 2023 to the same period of the prior year, and increased 43% comparing the first half of 2023 to the first half of 2022. The increase was primarily due to a shift of correspondent banking balances from non-interest bearing accounts to interest bearing accounts. Fees from correspondent banks generally increase when non-interest bearing account balances decrease. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 181 banks in Iowa, Illinois, Missouri and Wisconsin.

Loan-related fee income increased 13% comparing the second quarter of 2023 to the same period of the prior year, and increased 22% comparing the first half of 2023 to the first half of 2022.  The increase was primarily due to the increase in loan volume with the GFED acquisition.

Fair value gain on derivatives was $83 thousand in gains in the second quarter of 2023, as compared to $432 thousand in gains in the same period of the prior year.  Fair value loss on derivatives was $344 thousand in the first half of 2023 as compared to $1.3 million in fair value gain on derivatives in the first half of 2022.  The decrease was due to the rapidly rising interest rate environment.  The Company uses cap instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.  See Note 4 to the Consolidated Financial Statements for additional information.

Other noninterest income decreased 70% comparing the second quarter of 2023 to the same period of the prior year. Other noninterest income increased 90% comparing the first half of 2023 to the first half of 2022. The increase was primarily due to higher income on equity investments.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended
	June 30,	June 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$31,459	$29,972	$1,487	5.0%
Occupancy and equipment expense	6,100	5,978	122	2.0
Professional and data processing fees	4,078	4,365	(287)	(6.6)
Acquisition costs	—	1,973	(1,973)	(100.0)
Post-acquisition compensation, transition and integration costs	—	4,796	(4,796)	(100.0)
FDIC insurance, other insurance and regulatory fees	1,927	1,394	533	38.2
Loan/lease expense	652	761	(109)	(14.3)
Net cost of and gains/losses on operations of real estate	—	59	(59)	(100.0)
Advertising and marketing	1,735	1,198	537	44.8
Communication and data connectivity	471	584	(113)	(19.3)
Supplies	281	237	44	18.6
Bank service charges	621	610	11	1.8
Correspondent banking expense	221	213	8	3.8
Intangibles amortization	765	787	(22)	(2.8)
Payment card processing	542	626	(84)	(13.4)
Trust expense	337	195	142	72.8
Other	538	500	38	7.6
Total noninterest expense	$49,727	$54,248	$(4,521)	(8.3)%

	Six Months Ended
	June 30,	June 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$63,462	$53,599	$9,863	18.4%
Occupancy and equipment expense	12,014	9,915	2,099	21.2
Professional and data processing fees	7,592	8,036	(444)	(5.5)
Acquisition costs	—	3,824	(3,824)	(100.0)
Post-acquisition compensation, transition and integration costs	207	4,796	(4,589)	(95.7)
FDIC insurance, other insurance and regulatory fees	3,301	2,704	597	22.1
Loan/lease expense	1,208	1,028	180	17.5
Net cost of (income from) and gains/losses on operations of other real estate	(67)	58	(125)	(215.5)
Advertising and marketing	2,972	1,959	1,013	51.7
Communication and data connectivity	1,136	987	149	15.1
Supplies	586	483	103	21.3
Bank service charges	1,226	1,151	75	6.5
Correspondent banking expense	431	412	19	4.6
Intangibles amortization	1,531	1,280	251	19.6
Payment card processing	1,087	888	199	22.4
Trust expense	551	382	169	44.2
Other	1,275	1,071	204	19.0
Total noninterest expense	$98,512	$92,573	$5,939	6.4%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency. One-time charges relating to acquisitions and post-acquisition compensation, transition, and integration cost impacted noninterest expense in 2023 and 2022.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the second quarter of 2022 to the second quarter of 2023 by 5%, and increased from the first half of 2022 to the first half of 2023 by 18%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The increased expense was primarily related to the GFED acquisition, which resulted in an increase of 165 full-time equivalent employees.

Occupancy and equipment expense increased 2% comparing the second quarter of 2023 to the same period of the prior year, and increased 21% comparing the first half of 2023 to the first half of 2022. The increase was due to higher depreciation expense and computer hardware expense related to the GFED acquisition.

Professional and data processing fees decreased 7% comparing the second quarter of 2023 to the same period in 2022, and decreased 6% comparing the first half of 2023 to the first half of 2022.  Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

There were no acquisition costs incurred in the second quarter of 2023 or in the first six months of 2023.  Acquisition costs totaled $2.0 million the second quarter of 2022 and $3.8 million the first half of 2022. The acquisition costs, comprised primarily of legal, accounting and other professional fees, related to the acquisition of GFED.

There were no post-acquisition compensation, transition and integration costs in the second quarter of 2023 and totaled $207 thousand in the first half of 2023. Post-acquisition compensation, transition and integration costs totaled $4.8 million in the three and six months ended June 30, 2022.  These costs were comprised primarily of IT integration and data conversion costs related to the acquisition of GFED.

FDIC insurance, other insurance and regulatory fee expense increased 38%, comparing the second quarter of 2023 to the second quarter of 2022, and increased 22% comparing the first half of 2023 to the first half of 2022.  The increase in expense was due to a 30% increase in the asset size of the Company and an increase in announced FDIC rates for 2023, which increased the Company’s insurance rates and expenses.

Loan/lease expense decreased 14% when comparing the second quarter of 2023 to the same quarter of 2022, and increased 18% comparing the first half of 2023 to the first half of 2022. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.

Net income from and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. There was no net cost of and gains/losses on operations of other real estate for the second quarter of 2023, compared to net cost of and gains/losses on operations of other real estate of $59 thousand for the second quarter of 2022. Net income from and gains/losses on operations of other real estate totaled $67 thousand for the first half of 2023, compared to net cost of and gains/losses on operations of other real estate of $58 thousand for the first half of 2022.The gain on sale of OREO for the six months ended June 30, 2023 was related to the sale of three properties.

Advertising and marketing expense increased 45% comparing the second quarter of 2023 to the second quarter of 2022, and increased 52% comparing the first half of 2023 to the first half of 2022. The increase in expense was primarily due to the GFED acquisition.

Communication and data connectivity expense decreased 19% comparing the second quarter of 2023 to the second quarter of 2022 primarily due to a reduction in long distance charges, cell phone and air card expenses.  Communication and data connectivity expense increased 15% comparing the first half of 2023 to the first half of 2022.  The increase is primarily due to the GFED acquisition.

Supplies expense increased 19% comparing the second quarter of 2023 to the second quarter of 2022, and increased 21% comparing the first half of 2023 to the first half of 2022. This increase is primarily due to the GFED acquisition.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 2% when comparing the second quarter of 2023 to the same quarter of 2022, and increased 7% comparing the first half of 2023 to the first half of 2022.  As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses are expected to also increase.

Correspondent banking expense increased 4% when comparing the second quarter of 2023 to the second quarter of 2022, and increased 5% comparing the first half of 2023 to the first half of 2022.  These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense decreased 3% when comparing the second quarter of 2023 to the same quarter of 2022, and increased 20% comparing the first half of 2023 to the first half of 2022. The increase is due to the GFED acquisition.  These expenses will naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

Payment card processing expense decreased 13% when comparing the second quarter of 2023 due to the same quarter of 2022. The decrease was due to initial accrual adjustments made in the second quarter of 2022 related to the Company’s net business credit card program. Payment card processing expensed increased 22% comparing the first half of 2023 to the first half of 2022 due to the GFED acquisition.

Trust expense increased 73% when comparing the second quarter of 2023 to the same quarter of 2022, and increased 44% comparing the first half of 2023 to the first half of 2022. The increase was due to new relationships added in 2023 totaling $861.0 million of new assets under management as well as costs for a conversion to a new core system.

Other noninterest expense increased 8% when comparing the second quarter of 2023 to the second quarter of 2022, and increased 19% comparing the first half of 2023 to the first half of 2022, primarily due to the GFED acquisition.  Included in other noninterest expense are items such as meals and entertainment, subscriptions, sales and use tax and expenses related to wealth management.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INCOME TAXES

In the second quarter of 2023, the Company incurred income tax expense of $4.0 million. During the first half of the year, the Company incurred income tax expense of $6.7 million. Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 5 to the Consolidated Financial Statements for additional detail.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	June 30, 2023		March 31, 2023		December 31, 2022		June 30, 2022

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$259,096	3%	$318,292	4%	$183,993	2%	$148,911	2%
Securities	882,888	11%	877,446	11%	928,102	12%	879,918	12%
Net loans/leases	6,293,523	77%	6,103,449	76%	6,051,165	76%	5,705,478	77%
Derivatives	170,294	2%	130,350	2%	177,631	2%	97,455	1%
Other assets	620,872	7%	607,367	7%	607,946	8%	561,179	8%
Total assets	$8,226,673	100%	$8,036,904	100%	$7,948,837	100%	$7,392,941	100%

Total deposits	$6,606,720	81%	$6,501,663	80%	$5,984,217	75%	$5,820,657	78%
Total borrowings	418,368	5%	417,480	5%	825,894	10%	583,166	8%
Derivatives	195,841	2%	150,401	2%	200,701	3%	113,305	2%
Other liabilities	183,055	2%	165,866	3%	165,301	2%	132,675	2%
Total stockholders' equity	822,689	10%	801,494	10%	772,724	10%	743,138	10%
Total liabilities and stockholders' equity	$8,226,673	100%	$8,036,904	100%	$7,948,837	100%	$7,392,941	100%

During the second quarter of 2023, the Company's total assets increased $189.8 million, or 2%, from March 31, 2023, to a total of $8.2 billion. The Company’s net loans/leases increased $190.1 million in the second quarter of 2023. Total deposits increased $105.1 million in the second quarter of 2023. The increase in net loans/leases was driven primarily by strength in our low-income housing tax credit lending business.  The Company also experienced improved loan demand in the second quarter of 2023 from its traditional commercial lending/leasing businesses. The increase in total deposits was primarily a growth in core deposits building upon our strong and diversified deposit franchise.

INVESTMENT SECURITIES

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk, maximizing return and minimizing credit risk. Over the years, the Company has further diversified the portfolio by decreasing U.S government sponsored agency securities and increasing residential mortgage-backed and related securities and tax-exempt municipal securities. Of the latter, the majority are privately placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company's existing markets) that require a thorough underwriting process before investment and are generated by our specialty finance group.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company's securities portfolio by type, the percentage of unrealized gains (losses) to carrying value, net of allowance for credit losses, on the total portfolio, and the portfolio duration:

	As of
	June 30, 2023		March 31, 2023		December 31, 2022		June 30, 2022
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. treasuries and govt. sponsored agency securities	$18,942	2%	$19,320	2%	$16,981	2%	$20,448	2%
Municipal securities	743,608	84%	731,509	84%	779,270	84%	710,440	82%
Residential mortgage-backed and related securities	60,957	7%	63,104	7%	66,215	7%	81,247	9%
Asset-backed securities	17,393	2%	17,967	2%	18,728	2%	19,956	2%
Other securities	42,168	5%	45,546	5%	46,908	5%	47,827	5%
	$883,068	100%	$877,446	100%	$928,102	100%	$879,918	100%

Securities as a % of total assets	10.73%		10.92%		11.68%		11.90%
Net unrealized losses as a % of Amortized Cost	(9.81)%		(9.07)%		(11.26)%		(6.12)%
Duration (in years)	5.7		5.6		5.5		5.9
Quarterly yield on investment securities (tax equivalent)	4.31%		4.27%		3.99%		3.91%

Due to the sharp increase in intermediate and long-term interest rates during 2022, the valuation of the Company’s AFS portfolio declined when comparing June 30, 2023 to June 30, 2022.  Net unrealized losses improved June 30, 2023 as compared to December 31, 2022 as intermediate and long-term interest rates declined.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases grew 7.8% on an annualized basis during the first half of 2023.  The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following tables.

	As of
	June 30, 2023		March 31, 2023		December 31, 2022		June 30, 2022
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$304,617	5%	$307,612	5%	$296,869	5%	$322,258	5%
C&I - other *	1,402,553	21%	1,420,331	23	1,451,693	23	1,403,689	24
CRE - owner occupied	609,717	10%	616,922	10	629,367	10	628,565	11
CRE - non-owner occupied	963,814	15%	982,716	16	963,239	16	889,530	15
Construction and land development	1,307,766	21%	1,208,185	19	1,192,061	19	1,080,372	19
Multi-family	1,100,794	17%	969,870	15	963,803	16	860,742	15
Direct financing leases	32,937	1%	35,373	1	31,889	1	40,050	1
1-4 family real estate	535,405	8%	532,491	9	499,529	8	473,141	8
Consumer	121,717	2%	116,522	2	110,421	2	99,556	2
Total loans/leases	$6,379,320	100%	$6,190,022	100%	$6,138,871	100%	$5,797,903	100%
Less allowance	(85,797)		(86,573)		(87,706)		(92,425)
Net loans/leases	$6,293,523		$6,103,449		$6,051,165		$5,705,478

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. As of June 30, 2023 and March 31, 2023, approximately 15% of the CRE loan portfolio (as defined below) was owner-occupied.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of June 30, 2023:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate. Within the CRE Loan portfolio, there is minimal office exposure, totaling $184.2 million or 2.9% of total loans at June 30, 2023.

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2023		2023		2022		2022
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Residential Buildings	$2,091,510	50%	$1,902,965	48%	$1,861,197	48%	$1,618,186	47%
Lessors of Nonresidential Buildings	591,128	14%	581,615	15%	537,940	13%	601,708	17%
Hotels	131,832	3%	132,705	3%	145,662	4%	124,503	4%
New Multifamily Housing Construction	80,338	2%	86,228	2%	82,905	2%	38,176	1%
New Housing For-Sale Builders	76,592	2%	72,007	2%	71,991	2%	64,211	2%
Other *	1,211,059	29%	1,208,432	30%	1,216,679	31%	995,520	29%
Total CRE Loans	$4,182,459	100%	$3,983,952	100%	$3,916,374	100%	$3,442,304	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $58.8 million, or approximately 1.4% of total CRE loans in the most recent period presented.

The Company’s construction and land development loan portfolio includes the following:

	As of
	June 30, 2023		March 31, 2023		December 31, 2022		June 30, 2022
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

LIHTC	$870,084	67%	$759,924	63%	$705,487	61%	$641,460	59%
Construction (commercial)	359,202	27	372,819	31	353,007	31	256,622	24
Land development	61,973	5	61,001	5	70,830	6	74,492	7
Construction (residential)	16,507	1	14,441	1	20,179	2	107,798	10
Total construction and land development	$1,307,766	100%	$1,208,185	100%	$1,149,503	100%	$1,080,372	100%

The Company's 1-4 family real estate loan portfolio includes the following:

●	Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid long-term interest rate risk.
●	A limited amount of 15-year, 20-year and 30-year fixed rate residential real estate loans that meet certain credit guidelines.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2023		2023		2022		2022
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$74,534	23%	$73,221	23%	$70,821	23%	$69,383	24%
Freightliners	27,171	8%	27,401	9%	26,433	9%	17,471	6%
Trailers	25,406	8%	24,061	7%	23,186	7%	19,723	7%
Tractor	20,410	6%	18,620	6%	17,740	6%	15,255	5%
Manufacturing - General	18,263	6%	17,105	5%	17,493	6%	17,524	6%
Construction - General	17,882	5%	17,040	5%	16,256	5%	14,279	5%
Food Processing Equipment	13,838	4%	13,853	4%	14,304	5%	13,946	5%
Marine - Travelifts	13,375	4%	14,484	5%	14,653	5%	14,825	5%
Computer Hardware	12,794	4%	12,823	4%	9,617	3%	9,682	3%
Aesthetic Equipment	9,684	3%	9,160	3%	8,311	3%	6,957	2%
Computer Equipment	9,388	3%	10,032	3%	7,736	2%	8,179	3%
Other *	85,733	26%	83,694	26%	83,382	26%	86,211	29%
Total m2 loans and leases	$328,478	100%	$321,494	100%	$309,932	100%	$293,435	100%

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

Changes in the ACL for loans/leases for the three and six months ended June 30, 2023 and 2022 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(dollars in thousands)		(dollars in thousands)

Balance, beginning	$86,573	$74,786	$87,706	$78,721
Initial ACL recorded for PCD loans	—	5,902	—	5,902
Change in ACL for writedown of LHFS to fair value	(2,277)	—	(3,986)	—
Provision	3,313	12,141	5,771	8,292
Charge-offs	(1,947)	(620)	(4,222)	(1,076)
Recoveries	135	216	528	586
Balance, ending	$85,797	$92,425	$85,797	$92,425

Changes in the ACL for OBS exposures for the three and six months ended June 30, 2023 and 2022 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(dollars in thousands)		(dollars in thousands)

Balance, beginning	$6,033	$7,819	$5,552	$6,886
Provisions (credited) to expense	293	(941)	774	(8)
Balance, ending	$6,326	$6,878	$6,326	$6,878

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022

	(dollars in thousands)

Special Mention (Rating 6)	$116,910	$125,048	$98,333	$54,558
Substandard (Rating 7)/Classified loans	63,956	70,866	66,021	83,048
Doubtful (Rating 8)/Classified loans	—	—	—	—
Criticized Loans	$180,866	$195,914	$164,354	$137,606

Criticized Loans as a % of Total Loans/Leases	2.84%	3.16%	2.68%	2.37%
Classified Loans as a % of Total Loans/Leases	1.00%	1.14%	1.08%	1.43%

*      Amounts above include the government guaranteed portion, if any. For the calculation of ACL, the Company assigns internal risk ratings of Pass (Rating 2) for the government guaranteed portion.

Criticized loans decreased 8% and classified loans decreased 10% from March 31, 2023 to June 30, 2023. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

	As of
	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022
ACL for loans/leases / Total loans/leases held for investment	1.41%	1.43%	1.43%	1.59%
ACL for loans/leases / NPLs	328.16%	377.03%	1,000.07%	387.66%

Although management believes that the ACL at June 30, 2023 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision for credit losses.  Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of June 30,	As of March 31,	As of December 31,	As of June 30,
	2023	2023	2022	2022

	(dollars in thousands)

Nonaccrual loans/leases (1)	$26,062	$22,947	$8,765	$23,574
Accruing loans/leases past due 90 days or more	83	15	5	268
Total NPLs	26,145	22,962	8,770	23,842
OREO	—	61	133	205
Total NPAs	$26,145	$23,023	$8,903	$24,047

NPLs to total loans/leases	0.41%	0.37%	0.14%	0.41%
NPAs to total loans/leases plus repossessed property	0.41%	0.37%	0.15%	0.41%
NPAs to total assets	0.32%	0.29%	0.11%	0.33%
Nonaccrual loans/leases to total loans/leases	0.41%	0.37%	0.14%	0.41%
ACL to nonaccrual loans	329.20%	377.27%	1,000.64%	392.06%

(1)	Includes government guaranteed portion of loans, as applicable.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NPAs at June 30, 2023 were $26.1 million, up $3.1 million from March 31, 2023, and $2.1 million from June 30, 2022.  Approximately half of total NPAs consist of one credit and the Company believes this credit will be resolved later this year without a loss. The ratio of NPAs to total assets was 0.32% at June 30, 2023, up from 0.29% at March 31, 2023, and down from 0.33% at June 30, 2022.

The majority of the NPAs consist of nonaccrual loans/leases. For nonaccrual loans/leases, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.

OREO is carried at the lower of carrying amount or fair value less costs to sell.

The Company's lending/leasing practices remain unchanged and asset quality remains a priority for management.

DEPOSITS

Deposits increased $105.1 million during the second quarter of 2023. During the second quarter of 2023, the Company’s deposits, excluding brokered deposits, grew $339.3 million to a total of $6.2 billion, or 23.0% on an annualized basis.  With the growth of deposits in the second quarter, the Company reduced short-term brokered deposits by $234.2 million throughout the second quarter.

The table below presents the composition of the Company's deposit portfolio.

	As of
	June 30, 2023		March 31, 2023		December 31, 2022		June 30, 2022
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$1,101,605	17%	$1,189,858	18%	$1,262,981	21%	$1,514,005	26%
Interest bearing demand deposits	4,374,847	65%	4,033,193	63%	3,875,497	65%	3,758,566	65%
Time deposits	765,801	12%	679,946	10%	744,593	12%	540,074	9%
Brokered deposits	364,467	6%	598,666	9%	101,146	2%	8,012	0%
	$6,606,720	100%	$6,501,663	100%	$5,984,217	100%	$5,820,657	100%

Total uninsured and uncollateralized deposits represented 19.9% of total consolidated deposits at June 30, 2023. The Company maintained approximately $1.6 billion of immediately available liquidity at quarter-end with excess cash and borrowing capacity at FHLB and FRB as well as a $50.0 million revolving line of credit.  Immediately available liquidity more than covers the Company’s uninsured and uncollateralized deposits.

The Company actively participates in the ICS/CDARS program which is a trusted resource that provides FDIC insurance coverage for clients that maintain larger deposit balances.  Deposits in the ICS/CDARS program totaled $2.0 billion, or 29.8% of all deposits, as of June 30, 2023.

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

	As of
	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022

	(dollars in thousands)

Federal funds purchased	$1,850	$1,100	$129,630	$1,070

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

The table below presents the Company's FHLB advances.

	As of
	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022
	(dollars in thousands)

Term FHLB advances	$135,000	$135,000	$—	$—
Overnight FHLB advances	$—	$—	$415,000	$400,000

The Company had no change in term or overnight FHLB advances from March 31, 2023 to June 30, 2023.

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

	June 30, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

	(dollars in thousands)
Year ending December 31:
2023	$339,480	5.02%	$516,146	4.69%
2024	24,987	4.65	—	—
2025	—	—	—	—
2026	45,000	5.01	—	—
2027	45,000	4.82	—	—
Thereafter	45,000	4.64	—	—
Total Wholesale Funding	$499,467	4.95%	$516,146	4.69%

During the first six months of 2023, wholesale funding decreased $16.7 million due to intentionally bolstering on-balance sheet liquidity and fully eliminating overnight borrowings from the FHLB.

The Company renewed its revolving credit note in the second quarter of 2023  At renewal, the line amount totaled $50.0 million.  Interest on the revolving line of credit was calculated at the greater of: (a) the effective Prime Rate less 0.50% and (b) 3.00% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.  There was no outstanding balance on the revolving line of credit at June 30, 2023.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022

	(dollars in thousands)

Common stock	$16,714	$16,714	$16,796	$17,064
Additional paid in capital	368,860	368,302	370,712	375,358
Retained earnings	499,024	472,051	450,114	400,790
AOCI	(61,909)	(55,573)	(64,898)	(50,074)
Total stockholders' equity	$822,689	$801,494	$772,724	$743,138

TCE / TA ratio (non-GAAP)	8.28%	8.21%	7.93%	8.11%

*     TCE/TA ratio is defined as total common stockholders' equity excluding goodwill and other intangibles divided by total assets. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

AOCI decreased $6.3 million during the second quarter of 2023 due to a decrease in the value of the Company’s AFS securities portfolio and certain derivatives resulting from the change in interest rates during the second quarter.

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021. As of June 30, 2023, the Company had purchased 745,000 shares under the program and all shares purchased have been retired.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid an over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $259.1 million at June 30, 2023. The Company’s liquidity sources as of June 30, 2023 are summarized as follows:

As of
June 30, 2023
(dollars in billions)

Excess cash	$0.2
Borrowing capacity at FHLB	1.0
Borrowing capacity at FRB	0.3
Secured line of credit with upstream counterparty	0.1
Immediately available liquidity	$1.6
Fed funds lines of credit	0.4
Brokered deposit capacity limited by Company policy	1.3
Total available liquidity excluding unpledged AFS/HTM securities	$3.3

Including unpledged AFS and HTM securities of approximately $834 million, the Company’s total liquidity is strong at over 50% of total assets.

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

During the second quarter of 2023, the Company’s core deposits, excluding brokered deposits, grew $339.3 million to a total of $6.2 billion, or 23.0% on an annualized basis.  Total uninsured and uncollateralized deposits represented 19.9% of total consolidated deposits. The Company maintained approximately $1.6 billion of immediately available liquidity at quarter-end which more than covers the Company’s uninsured and uncollateralized deposits.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity.

At June 30, 2023, the subsidiary banks had 26 unsecured lines of credit totaling $450.8 million with upstream correspondent banks.  The subsidiary banks also had availability of $190.3 million with the FRB which was secured. At June 30, 2023, the Company had the full $641.1 million available.

At December 31, 2022, the subsidiary banks had 27 unsecured lines of credit totaling $470.8 million with upstream correspondent banks.  The subsidiary banks also had availability of $31.0 million with the FRB which was secured. At December 31, 2022, $372.8 million of the $501.8 million was available.

As of June 30, 2023, the Company had $494.3 million in actual correspondent banking deposits spread over 181 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Investing activities used cash of $240.6 million during the first six months of 2023, compared to $146.8 million for the same period of 2022. The net decrease in federal funds sold was $48.1 million for the first six months of 2023, compared to a net decrease of $10.2 million for the same period of 2022. The net increase in interest-bearing deposits at financial institutions was $98.9 million for the first six months of 2023, compared to a net decrease of $38.0 million for the same period of 2022. Proceeds from calls, maturities, and paydowns of securities were $78.2 million for the first six months of 2023, compared to $42.3 million for the same period of 2022. Purchases of securities used cash of $60.4 million for the first six months of 2023, compared to $134.7 million for the same period of 2022. Proceeds from sales of securities were $30.6 million for the first six months of 2023, compared to $111.4 million for the same period of 2022. The net increase in loans/leases used cash of $244.7 million for the first six months of 2023 compared to $314.7 million for the same period of 2022.

Financing activities provided cash of $204.5 million for the first six months of 2023, compared to $148.1 million for same period of 2022. Net increases in deposits totaled $622.5 million for the first six months of 2023, compared to net decreases in deposits of $178.7 million for the same period of 2022. During the first six months of 2023, the Company's short-term borrowings decreased $127.8 million, compared to a decrease in short-term borrowings of $2.7 million for the same period of 2022. There were long-term FHLB advances of $135.0 million during the first six months of 2023 compared to no long-term FHLB advances during the same period of 2022. There were no maturities and principal payments on FHLB term advances in the first six months of 2023. There was a $16.0 million prepayment of FHLB term advances in the first six months of 2022. Net decrease in overnight advances totaled $415.0 million for the first six months of 2023 as compared to net increase of $385.0 million for the same period of 2022. Repurchase and cancellation of shares totaled $8.7 million in the first six months of 2023, as compared to $37.4 million for the same period of 2022.

Total cash provided by operating activities was $60.5 million for the first six months of 2023, compared to $53.6 million for the same period of 2022.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “bode,” “predict,” “suggest,”  “project,” “appear,” “plan,” “intend,” “estimate,” “annualize,” “may,” “will,” “would,” “could,” “should,” “likely,” “might,” “potential,” “continue,” “target,” “outlook,” as well as the negative forms of those words or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

●	The strength of the local, state, and national and international economies (including effects of inflationary pressures and supply chain constraints).
●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), acts of war or threats thereof (including the Russian invasion of Ukraine) and other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.
●	Changes in local, state and federal laws, regulations and governmental policies concerning the Company’s general business and any other changes in response to the recent failures of other banks.
●	Changes in the interest rates and prepayment rates of the Company’s assets (including the impact of LIBOR phase-out).
●	Increased competition in the financial services sector, including from non-bank competitors such as credit unions and “fintech” companies, and the inability to attract new customers.
●	Changes in technology and the ability to develop and maintain secure and reliable electronic systems.
●	Unexpected results of acquisitions which may include failure to realize the anticipated benefits of acquisitions and the possibility that transaction costs may be greater than anticipated.
●	The loss of key executives or employees.
●	Changes in consumer spending.
●	Unexpected outcomes of existing or new litigation involving the Company.
●	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.
●	Fluctuations in the value of securities held in our securities portfolio.
●	Concentrations within our securities portfolio, large loans to certain borrowers, and large deposits from certain clients.
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and who may withdraw deposits to diversify their exposure.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	The level of non-performing assets on our balance sheet.
●	Interruptions involving our information technology and communications systems or third-party servicers.
●	Breaches or failures of our information security controls or cybersecurity-related incidents.
●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

Further, in recent years, the Company added additional interest rate scenarios where interest rates experience a parallel and instantaneous shift (a “shock”) upward and downward of 100, 200, 300, and 400 basis points. The Company will run additional interest rate scenarios on an as-needed basis.

The asset/liability management committees of the subsidiary bank boards of directors have established policy limits of a 10% decline in net interest income for the 200-basis point upward and downward parallel shift. For the 300-basis point upward and downward shock, the established policy limit is a 30% decline in net interest income. The increased policy limit is appropriate as the shock scenario is extreme and unlikely and warrants a higher limit than the more realistic and traditional parallel/pro-rata shift scenarios.

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of June 30,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2023	2022	2021

300 basis point downward shock	(30.0)%	(5.3)%	(6.1)%	n/a
200 basis point downward shift	(10.0)%	(0.4)%	(0.2)%	n/a
200 basis point upward shift	(10.0)%	(0.4)%	(1.3)%	(3.1)%
300 basis point upward shock	(30.0)%	(0.6)%	(2.3)%	11.6%

With the shift in funding from non-interest bearing and lower beta deposits to higher beta deposits, the Company’s balance sheet is now modestly liability sensitive. Notably, management is conservative with the repricing assumptions on loans and deposits.  For example, management does not model any delay in loan and deposit betas despite historical experience and practice of delays in deposit betas.  Additionally, management does not model mix shift or growth in its standard scenarios which can be impactful.  As an alternative, management runs separate scenarios to capture the impact on delayed beta performance and various shifts in mix of loans and deposits. Finally, management models a variety of scenarios including some that stress key assumptions to help capture and isolate the impact of the management’s more conservative approach to the assumptions in the base model.

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at June 30, 2023 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of June 30, 2023. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021. The repurchase program does not have an expiration date. All shares repurchased under the share repurchase program during the second quarter were retired.

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

April 1-30, 2023	22,500	$ 42.97	22,500	755,000
May 1-31, 2023	—	—	—	755,000
June 1-30, 2023	—	—	—	755,000
Total	22,500	$ 42.97	22,500	755,000

Item 3           Defaults Upon Senior Securities

None

Item 4           Mine Safety Disclosures

Not applicable

Item 5           Other Information

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2023 and June 30, 2022; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and June 30, 2022; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2023 and June 30, 2022; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	August 8, 2023	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	August 8, 2023	/s/ Todd A. Gipple
Todd A. Gipple
President
Chief Financial Officer

Date	August 8, 2023	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)