Form 10-Q
period 2023-09-30
QCR HOLDINGS INC
filed 2023-11-08
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 1, 2023, the Registrant had outstanding 16,732,384 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of September 30, 2023 and December 31, 2022

	September 30,	December 31,
	2023	2022

	(dollars in thousands)
Assets
Cash and due from banks	$104,265	$59,723
Federal funds sold	20,300	56,910
Interest-bearing deposits at financial institutions	60,350	67,360

Securities held to maturity, at amortized cost, net of allowance for credit losses	615,115	587,142
Securities available for sale, at fair value	281,279	340,960
Total securities	896,394	928,102

Loans receivable held for sale	278,893	1,480
Loans/leases receivable held for investment	6,327,414	6,137,391
Gross loans/leases receivable	6,606,307	6,138,871
Less allowance for credit losses	(87,669)	(87,706)
Net loans/leases receivable	6,518,638	6,051,165

Bank-owned life insurance	107,389	106,580
Premises and equipment, net	118,943	117,948
Restricted investment securities	43,748	42,501
Other real estate owned, net	120	133
Goodwill	139,027	137,607
Intangibles	14,537	16,759
Derivatives	291,295	177,631
Other assets	225,051	186,418
Total assets	$8,540,057	$7,948,837

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,027,791	$1,262,981
Interest-bearing	5,467,061	4,721,236
Total deposits	6,494,852	5,984,217

Short-term borrowings	470	129,630
Federal Home Loan Bank advances	430,000	415,000
Subordinated notes	232,958	232,662
Junior subordinated debentures	48,698	48,602
Derivatives	320,220	200,701
Other liabilities	184,476	165,301
Total liabilities	7,711,674	7,176,113

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 September 2023 and December 2022 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 September 2023 - 16,731,646 shares issued and outstanding December 2022 - 16,795,942 shares issued and outstanding	16,732	16,796
Additional paid-in capital	369,833	370,712
Retained earnings	523,142	450,114
Accumulated other comprehensive loss:
Securities available for sale	(55,061)	(44,677)
Derivatives	(26,263)	(20,221)
Total stockholders' equity	828,383	772,724
Total liabilities and stockholders' equity	$8,540,057	$7,948,837

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended September 30, 2023 and 2022

	2023	2022

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$73,396	$58,143
Nontaxable	23,725	11,712
Securities:
Taxable	3,788	3,304
Nontaxable	5,510	4,955
Interest-bearing deposits at financial institutions	1,206	380
Restricted investment securities	659	673
Federal funds sold	284	100
Total interest and dividend income	108,568	79,267

Interest expense:
Deposits	43,575	12,570
Short-term borrowings	10	84
Federal Home Loan Bank advances	5,724	2,584
Other borrowings	—	53
Subordinated notes	3,307	2,518
Junior subordinated debentures	697	689
Total interest expense	53,313	18,498
Net interest income	55,255	60,769
Provision for credit losses	3,806	—
Net interest income after provision for credit losses	51,449	60,769

Noninterest income:
Trust fees	2,863	2,537
Investment advisory and management fees	947	921
Deposit service fees	2,107	2,214
Gains on sales of residential real estate loans, net	476	641
Gains on sales of government guaranteed portions of loans, net	—	50
Capital markets revenue	15,596	10,545
Earnings on bank-owned life insurance	1,807	605
Debit card fees	1,584	1,453
Correspondent banking fees	450	189
Loan related fee income	800	652
Fair value gain (loss) on derivatives	(336)	904
Other	299	384
Total noninterest income	26,593	21,095

Noninterest expense:
Salaries and employee benefits	32,098	29,175
Occupancy and equipment expense	6,228	6,033
Professional and data processing fees	4,456	4,477
Acquisition costs	—	315
Post-acquisition compensation, transition and integration costs	—	62
FDIC insurance, other insurance and regulatory fees	1,721	1,497
Loan/lease expense	826	390
Net cost of and gains/losses on operations of other real estate	3	19
Advertising and marketing	1,429	1,437
Communication and data connectivity	478	639
Supplies	335	289
Bank service charges	605	568
Correspondent banking expense	232	218
Intangibles amortization	691	787
Payment card processing	733	477
Trust expense	432	227
Other	814	1,136
Total noninterest expense	51,081	47,746
Net income before income taxes	26,961	34,118
Federal and state income tax expense	1,840	4,824
Net income	$25,121	$29,294

Basic earnings per common share	$1.50	$1.73
Diluted earnings per common share	$1.49	$1.71

Weighted average common shares outstanding	16,717,303	16,900,968
Weighted average common and common equivalent shares outstanding	16,847,951	17,110,691

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Nine Months Ended September 30, 2023 and 2022

	2023	2022

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$208,449	$147,366
Nontaxable	60,582	26,489
Securities:
Taxable	10,847	8,792
Nontaxable	15,715	13,750
Interest-bearing deposits at financial institutions	3,151	584
Restricted investment securities	1,677	1,439
Federal funds sold	741	114
Total interest and dividend income	301,162	198,534

Interest expense:
Deposits	111,800	21,231
Short-term borrowings	142	87
Federal Home Loan Bank advances	11,898	3,447
Other borrowings	—	53
Subordinated notes	9,922	5,888
Junior subordinated debentures	2,130	1,926
Total interest expense	135,892	32,632
Net interest income	165,270	165,902
Provision for credit losses	11,340	8,284
Net interest income after provision for loan/lease losses	153,930	157,618

Noninterest income:
Trust fees	8,613	7,997
Investment advisory and management fees	2,812	2,940
Deposit service fees	6,169	5,992
Gains on sales of residential real estate loans, net	1,288	1,943
Gains on sales of government guaranteed portions of loans, net	30	69
Capital markets revenue	55,109	29,971
Securities losses, net	(451)	—
Earnings on bank-owned life insurance	3,352	1,301
Debit card fees	4,639	3,959
Correspondent banking fees	1,197	710
Loan related fee income	2,221	1,814
Fair value gain (loss) on derivatives	(680)	2,242
Other	656	572
Total noninterest income	84,955	59,510

Noninterest expenses:
Salaries and employee benefits	95,560	82,774
Occupancy and equipment expense	18,242	15,948
Professional and data processing fees	12,048	12,513
Acquisition costs	—	4,139
Post-acquisition compensation, transition and integration costs	207	4,858
FDIC insurance, other insurance and regulatory fees	5,022	4,201
Loan/lease expense	2,034	1,418
Net cost of (income from) and gains/losses on operations of other real estate	(64)	77
Advertising and marketing	4,401	3,396
Communication and data connectivity	1,614	1,626
Supplies	921	772
Bank service charges	1,831	1,719
Correspondent banking expense	663	630
Intangibles amortization	2,222	2,067
Payment card processing	1,820	1,365
Trust expense	983	609
Other	2,089	2,207
Total noninterest expenses	149,593	140,319
Net income before income taxes	89,292	76,809
Federal and state income tax expense	8,589	8,649
Net income	$80,703	$68,160

Basic earnings per common share	$4.82	$4.25
Diluted earnings per common share	$4.79	$4.20

Weighted average common shares outstanding	16,731,847	16,030,371
Weighted average common and common equivalent shares outstanding	16,863,203	16,243,921

Cash dividends declared per common share	$0.18	$0.18

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022

	(dollars in thousands)

Net income	$25,121	$29,294

Other comprehensive loss:

Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period before tax	(19,072)	(23,069)
	(19,072)	(23,069)

Unrealized losses on derivatives:
Unrealized holding losses arising during the period before tax	(7,019)	(8,955)
Less reclassification adjustment for caplet amortization before tax	(224)	(261)
	(6,795)	(8,694)

Other comprehensive loss, before tax	(25,867)	(31,763)
Tax benefit	(6,452)	(6,980)
Other comprehensive loss, net of tax	(19,415)	(24,783)

Comprehensive income	$5,706	$4,511

	Nine Months Ended September 30,
	2023	2022

	(dollars in thousands)

Net income	$80,703	$68,160

Other comprehensive loss:

Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period before tax	(14,808)	(76,814)
Less reclassification adjusted for impairment losses included in net income before tax	(989)	—
Less reclassification adjustment for sales losses included in net income before tax	(451)	—
	(13,368)	(76,814)
Unrealized losses on derivatives:
Unrealized holding losses arising during the period before tax	(9,152)	(23,769)
Less reclassification adjustment for caplet amortization before tax	(638)	(723)
	(8,514)	(23,046)

Other comprehensive loss, before tax	(21,882)	(99,860)
Tax benefit	(5,456)	(23,451)
Other comprehensive loss, net of tax	(16,426)	(76,409)

Comprehensive income (loss)	$64,277	$(8,249)

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Nine Months Ended September 30, 2023 and 2022

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2022	$16,796	$370,712	$450,114	$(64,898)	$772,724
Net income	—	—	27,157	—	27,157
Other comprehensive income, net of tax	—	—	—	9,325	9,325
Common cash dividends declared, $0.06 per share	—	—	(1,010)	—	(1,010)
Repurchase and cancellation of 152,500 shares of common stock
as a result of a share repurchase program	(153)	(3,356)	(4,210)	—	(7,719)
Stock-based compensation expense	—	953	—	—	953
Issuance of common stock under employee benefit plans	71	(7)	—	—	64
Balance, March 31, 2023	$16,714	$368,302	$472,051	$(55,573)	$801,494
Net income	—	—	28,425	—	28,425
Other comprehensive loss, net of tax	—	—	—	(6,336)	(6,336)
Common cash dividends declared, $0.06 per share	—	—	(1,003)	—	(1,003)
Repurchase and cancellation of 22,500 shares of common stock
as a result of a share repurchase program	(23)	(495)	(449)	—	(967)
Stock-based compensation expense	—	673	—	—	673
Issuance of common stock under employee benefit plans	23	380	—	—	403
Balance, June 30, 2023	$16,714	$368,860	$499,024	$(61,909)	$822,689
Net income	—	—	25,121	—	25,121
Other comprehensive loss, net of tax	—	—	—	(19,415)	(19,415)
Common cash dividends declared, $0.06 per share	—	—	(1,003)	—	(1,003)
Stock-based compensation expense	—	527	—	—	527
Issuance of common stock under employee benefit plans	18	446	—	—	464
Balance, September 30, 2023	$16,732	$369,833	$523,142	$(81,324)	$828,383

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

	(dollars in thousands)

Balance December 31, 2021	$15,613	$273,768	$386,077	$1,552	$677,010
Net income	—	—	23,624	—	23,624
Other comprehensive loss, net of tax	—	—	—	(27,340)	(27,340)
Common cash dividends declared, $0.06 per share	—	—	(939)	—	(939)
Repurchase and cancellation of 77,500 shares of common stock
as a result of a share repurchase program	(77)	(1,338)	(3,000)	—	(4,415)
Stock-based compensation expense	—	751	—	—	751
Issuance of common stock under employee benefit plans	44	(811)	—	—	(767)
Balance, March 31, 2022	$15,580	$272,370	$405,762	$(25,788)	$667,924
Net income	—	—	15,242	—	15,242
Other comprehensive loss, net of tax	—	—	—	(24,286)	(24,286)
Common cash dividends declared, $0.06 per share	—	—	(1,059)	—	(1,059)
Issuance of 2,071,291 shares of common stock
as a result of acquisition of Guaranty Federal Bancshares	2,071	115,143	—	—	117,214
Repurchase and cancellation of 602,500 shares of common stock
as a result of a share repurchase program	(603)	(13,258)	(19,155)	—	(33,016)
Stock-based compensation expense	—	545	—	—	545
Issuance of common stock under employee benefit plans	16	558	—	—	574
Balance, June 30, 2022	$17,064	$375,358	$400,790	$(50,074)	$743,138
Net income	—	—	29,294	—	29,294
Other comprehensive (loss), net of tax	—	—	—	(24,783)	(24,783)
Repurchase and cancellation of 190,000 shares of common stock
as a result of a share repurchase program	(190)	(4,181)	(6,114)	—	(10,485)
Common cash dividends declared, $0.06 per share	—	—	(1,012)	—	(1,012)
Stock-based compensation expense	—	382	—	—	382
Issuance of common stock under employee benefit plans	11	527	—	—	538
Balance, September 30, 2022	$16,885	$372,086	$422,958	$(74,857)	$737,072

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2023 and 2022

	2023	2022

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$80,703	$68,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,132	5,699
Provision for credit losses	11,340	8,284
Stock-based compensation expense	2,153	1,678
Deferred compensation expense accrued	4,188	3,027
Gains on other real estate owned, net	(84)	(19)
Amortization of premiums on securities, net	964	939
Caplet amortization	638	723
Fair value (gain) loss on derivatives	680	(2,242)
Securities losses, net	451	—
Loans originated for sale	(55,271)	(82,009)
Proceeds on sales of loans	57,171	88,010
Gains on sales of residential real estate loans	(1,288)	(1,943)
Gains on sales of government guaranteed portions of loans	(30)	(69)
Losses on sales and disposals of premises and equipment	386	520
Amortization of intangibles	2,222	2,067
Accretion of acquisition fair value adjustments, net	(1,501)	(2,893)
Increase in cash value of bank-owned life insurance	(2,221)	(1,301)
Gain on bank-owned life insurance death benefits	(1,131)
Increase in other assets	(34,126)	(33,840)
Decrease in other liabilities	13,973	21,843
Net cash provided by operating activities	$85,349	$76,634

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	36,610	(15,840)
Net decrease in interest-bearing deposits at financial institutions	7,010	49,593
Proceeds from sales of other real estate owned	295	223
Activity in securities portfolio:
Purchases	(102,669)	(173,331)
Calls, maturities and redemptions	76,011	30,597
Paydowns	11,660	27,311
Sales	30,556	111,375
Activity in restricted investment securities:
Purchases	(4,908)	(19,885)
Redemptions	3,661	2,159
Net increase in loans/leases originated and held for investment	(479,757)	(524,877)
Purchase of premises and equipment	(8,023)	(27,119)
Proceeds from sales of premises and equipment	510	413
Purchase of bank-owned life insurance	—	(10,000)
Proceeds from bank-owned life insurance death benefits	2,543	—
Net cash acquired from acquisition	—	144,973
Net cash used in investing activities	$(426,501)	$(404,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	510,635	(58,310)
Net increase (decrease) in short-term borrowings	(129,160)	81,380
Activity in Federal Home Loan Bank advances:
Term advances	135,000	—
Net change in short-term and overnight advances	(120,000)	320,000
Prepayments	—	(16,000)
Activity in other borrowings:
Proceeds from other borrowings	—	10,000
Calls, maturities and scheduled principal payments	—	(10,000)
Proceeds from subordinated notes	—	100,000
Payment of cash dividends on common stock	(3,026)	(2,933)
Proceeds from issuance of common stock, net	931	345
Repurchase and cancellation of shares	(8,686)	(47,916)
Net cash provided by financing activities	$385,694	$376,566

Net increase in cash and due from banks	44,542	48,792

Cash and due from banks, beginning	59,723	37,490
Cash and due from banks, ending	$104,265	$86,282

	2023	2022

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments (receipts) for:
Interest	$(258,779)	$32,046
Income/franchise taxes	2,214	107

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale and derivative instruments, net	(16,426)	(76,409)
Increase in fair value of fair value hedges	3,997	—
Transfers of loans to other real estate owned	218	326
Increase (decrease) in the fair value of back-to-back interest rate swap assets and liabilities	110,641	(48,195)
Dividends payable	1,003	1,012
Transfer of loans to loans held for sale	277,995	—
Measurement period adjustment to goodwill	1,420	—

Supplemental disclosure of cash flow information for acquisitions:
Fair value of assets acquired:
Cash and due from banks	$—	$171,844
Interest-bearing deposits at financial institutions	—	17,134
Securities	—	143,017
Loans receivable, net	—	801,697
Bank-owned life insurance	—	32,100
Premises and equipment, net	—	16,257
Restricted investment securities	—	2,220
Other real estate owned	—	55
Intangibles	—	10,264
Other assets	—	23,685
Total assets acquired	$—	$1,218,273

Fair value of liabilities assumed:
Deposits	$—	$1,076,573
FHLB advances	—	16,000
Subordinated debentures	—	19,621
Junior subordinated debentures	—	10,310
Other liabilities	—	15,225
Total liabilities assumed	—	1,137,729
Net assets acquired	$—	$80,544

Consideration paid:
Cash paid *	$—	$26,871
Common stock	—	117,214
Total consideration paid	—	144,085
Goodwill	$—	$63,541

*Net cash acquired at closing totaled $145.0 million for acquisition of Guaranty Bank in 2022.

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

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

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended September 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023, or for any other period.

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
TEY: Tax equivalent yield

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries which include the accounts of four commercial banks:  QCBT, CRBT, CSB and GB. All four banks are state-chartered commercial banks and all are members of the Federal Reserve system. The Company also engages in direct financing lease contracts through m2, a wholly owned subsidiary of QCBT. The company also engages in wealth management services through its banking subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

Management has assessed the impacts of ASU 2020-04 and the related opportunities and risks involved in the LIBOR transition. Specifically, management has identified all of the financial instruments with LIBOR exposure, which include certain commercial loans, interest rate swaps, interest rate caps, and certain securities.  In all cases, management has determined a plan of transition from LIBOR to a different index.  This transition occurred prior to the expiration of published LIBOR rates on June 30, 2023 and did not have a significant impact on the Company’s financial statements.

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

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of September 30, 2023 and December 31, 2022 are summarized as follows:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
September 30, 2023:
Securities HTM:
Municipal securities	$614,245	$(180)	$2,448	$(92,718)	$523,795
Other securities	1,050	—	—	(26)	1,024
	$615,295	$(180)	$2,448	$(92,744)	$524,819

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$19,130	$—	$13	$(3,141)	$16,002
Residential mortgage-backed and related securities	66,433	—	—	(8,487)	57,946
Municipal securities	207,318	—	—	(57,546)	149,772
Asset-backed securities	16,226	—	144	(44)	16,326
Other securities	46,531	(989)	2	(4,311)	41,233
	$355,638	$(989)	$159	$(73,529)	$281,279

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2022:
Securities HTM:
Municipal securities	$586,272	$(180)	$5,292	$(56,798)	$534,586
Other securities	1,050	—	—	—	1,050
	$587,322	$(180)	$5,292	$(56,798)	$535,636

Securities AFS:
U.S. govt. sponsored agency securities	$19,745	$—	$19	$(2,783)	$16,981
Residential mortgage-backed and related securities	73,438	—	—	(7,223)	66,215
Municipal securities	239,812	—	66	(46,700)	193,178
Asset-backed securities	18,885	—	48	(205)	18,728
Other securities	48,631	—	27	(2,800)	45,858
	$400,511	$—	$160	$(59,711)	$340,960

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022, are summarized in the tables below. Securities available-for-sale, for which an allowance for credit losses has been provided, are not included in these disclosures.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
September 30, 2023:
Securities HTM:
Municipal securities	$235,313	$(20,751)	$237,690	$(71,967)	$473,003	$(92,718)
Other securities	523	(26)	—	—	523	(26)
	$235,836	$(20,777)	$237,690	$(71,967)	$473,526	$(92,744)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$1,649	$(1)	$13,377	$(3,140)	$15,026	$(3,141)
Residential mortgage-backed and related securities	77	(1)	57,869	(8,486)	57,946	(8,487)
Municipal securities	1,067	(38)	148,159	(57,508)	149,226	(57,546)
Asset-backed securities	—	—	10,521	(44)	10,521	(44)
Other securities	3,823	(427)	34,190	(3,884)	38,013	(4,311)
	$6,616	$(467)	$264,116	$(73,062)	$270,732	$(73,529)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2022:
Securities HTM:
Municipal securities	$347,651	$(56,798)	$—	$—	$347,651	$(56,798)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$5,138	$(326)	$10,591	$(2,457)	$15,729	$(2,783)
Residential mortgage-backed and related securities	48,469	(3,327)	17,690	(3,896)	66,159	(7,223)
Municipal securities	178,172	(42,661)	9,809	(4,039)	187,981	(46,700)
Asset-backed securities	13,684	(205)	—	—	13,684	(205)
Other securities	35,206	(2,404)	4,122	(396)	39,328	(2,800)
	$280,669	$(48,923)	$42,212	$(10,788)	$322,881	$(59,711)

At September 30, 2023, the investment portfolio included 644 securities. Of this number, 621 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 17.1% of the total amortized cost of the portfolio. Of these 621 securities, there were 480 securities that had an unrealized loss for twelve months or more due to the current rate environment.

For the quarter ended March 31, 2023, the Company’s impairment evaluation determined that one publicly traded debt security experienced a decline in fair value due to credit quality, rather than market factors. As a result, the Company recognized a credit loss expense of $989 thousand in the first quarter and established an ACL on the related AFS security. For the quarters ended June 30, 2023 and September 30, 2023, there has been no change to the ACL on the related AFS security.

The following table presents the activity in the allowance for credit losses for held to maturity and available for sale securities by major security type for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended			Nine Months Ended
	September 30, 2023		September 30, 2022	September 30, 2023		September 30, 2022
	Securities HTM	Securities AFS	Securities HTM	Securities HTM	Securities AFS	Securities HTM
	Municipal	Corporate	Municipal	Municipal	Corporate	Municipal
	securities	securities	securities	securities	securities	securities

	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$180	$989	$198	$180	$—	$198
Provision for credit loss expense	—	—	—	—	989	—
Balance, ending	$180	$989	$198	$180	$989	$198

There were no sales of securities for the three months ended September 30, 2023 and 2022. All sales of securities for the nine months ended September 30, 2023 and 2022 were securities identified as AFS.

	Nine Months Ended
	September 30, 2023	September 30, 2022

Proceeds from sales of securities	$30,568	$111,375
Gross gains from sales of securities	56	—
Gross losses from sales of securities	(507)	—

The amortized cost and fair value of securities as of September 30, 2023 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$1,907	$1,882
Due after one year through five years	27,159	27,700
Due after five years	586,229	495,237
	$615,295	$524,819
Securities AFS:
Due in one year or less	$3,160	$3,146
Due after one year through five years	14,338	12,239
Due after five years	255,481	191,622
	272,979	207,007
Residential mortgage-backed and related securities	66,433	57,946
Asset-backed securities	16,226	16,326
	$355,638	$281,279

Portions of the U.S. government sponsored agency securities and municipal securities as of September 30, 2023, contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$230,493	$194,222

Securities AFS:
Municipal securities	205,747	148,235
Other securities	45,577	40,277
	$251,324	$188,512

As of September 30, 2023, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 81 issuers with fair values totaling $80.4 million and revenue bonds, issued by 166 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $593.2 million. The Company also held investments in general obligation bonds in 18 states, including seven states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 30 states, including 14 states in which the aggregate fair value exceeded $5.0 million.

As of December 31, 2022, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 118 issuers with fair values totaling $110.6 million and revenue bonds, issued by 181 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $617.2 million. The Company also held investments in general obligation bonds in 22 states, including seven states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 29 states, including 12 states in which the aggregate fair value exceeded $5.0 million.

Both general obligation and revenue bonds are diversified across many issuers. As of September 30, 2023 and as of December 31, 2022, the Company held revenue bonds of two issuers, both located in Ohio, of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. The issuers’ financial conditions are strong and the sources of repayment are diversified. The Company monitors the investments and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to the Company’s loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of September 30, 2023, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of September 30, 2023, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of September 30, 2023 and December 31, 2022 is presented as follows:

	September 30, 2023	December 31, 2022

	(dollars in thousands)
C&I:
C&I - revolving	$299,588	$296,869
C&I - other * / **	1,487,568	1,451,693
	1,787,156	1,748,562

CRE - owner occupied	610,618	629,367
CRE - non-owner occupied	955,552	963,239
Construction and land development**	1,394,054	1,192,061
Multi-family**	1,156,980	963,803
Direct financing leases***	34,401	31,889
1-4 family real estate****	539,931	499,529
Consumer	127,615	110,421
	6,606,307	6,138,871
Allowance for credit losses	(87,669)	(87,706)
	$6,518,638	$6,051,165
*** Direct financing leases:
Net minimum lease payments to be received	$38,729	$34,754
Estimated unguaranteed residual values of leased assets	165	165
Unearned lease/residual income	(4,493)	(3,030)
	34,401	31,889
Plus deferred lease origination costs, net of fees	100	226
	34,501	32,115
Less allowance for credit losses	(1,081)	(970)
	$33,420	$31,145

*      Includes equipment financing agreements outstanding at m2, totaling $306.6 million and $278.0 million as of September 30, 2023 and December 31, 2022, respectively.

**     As of September 30, 2023, there were C&I – other, construction and land development and multi-family loans held for sale in preparation for securitization totaling $278.0 million. The balances in these loan classes as of September 30, 2023 were $359 thousand, $12.7 million and $265.0 million, respectively. There were no loans held for sale in preparation for securitization at December 31, 2022.

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

**** Includes residential real estate held for sale totaling $898 thousand and $1.5 million as of September 30, 2023 and December 31, 2022, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $31.3 million and $24.3 million at September 30, 2023 and December 31, 2022, respectively, and was included in other assets on the consolidated balance sheets.

Changes in discounts on acquired loans for the three and nine months ended September 30, 2023 and 2022, respectively, are presented as follows:

	For the Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	Performing	Performing	Performing	Performing
	Loans	Loans	Loans	Loans

	(dollars in thousands)

Balance at the beginning of the period	$(5,104)	$(12,989)	$(6,088)	$(1,533)
Discount added at acquisition	—	—	—	(13,381)
Accretion recognized	540	1,148	1,524	3,073
Balance at the end of the period	$(4,564)	$(11,841)	$(4,564)	$(11,841)

The aging of the loan/lease portfolio by classes of loans/leases as of September 30, 2023 and December 31, 2022 is presented as follows:

	As of September 30, 2023
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$299,588	$—	$—	$—	$—	$299,588
C&I - other	1,464,582	6,609	6,155	—	10,222	1,487,568
CRE - owner occupied	606,998	133	—	—	3,487	610,618
CRE - non-owner occupied	950,286	88	—	—	5,178	955,552
Construction and land development	1,389,601	—	—	—	4,453	1,394,054
Multi-family	1,148,808	—	—	—	8,172	1,156,980
Direct financing leases	33,694	315	151	—	241	34,401
1-4 family real estate	537,271	—	405	—	2,255	539,931
Consumer	126,983	20	52	—	560	127,615
	$6,557,811	$7,165	$6,763	$—	$34,568	$6,606,307

As a percentage of total loan/lease portfolio	99.27%	0.11%	0.10%	—%	0.52%	100.00%

	As of December 31, 2022
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I
C&I - revolving	$296,869	$—	$—	$—	$—	$296,869
C&I - other	1,442,629	4,800	1,124	5	3,135	1,451,693
CRE - owner occupied	625,611	1,166	—	—	2,590	629,367
CRE - non-owner occupied	962,444	421	—	—	374	963,239
Construction and land development	1,191,929	—	—	—	132	1,192,061
Multi-family	963,803	—	—	—	—	963,803
Direct financing leases	31,557	141	56	—	135	31,889
1-4 family real estate	495,936	1,030	517	—	2,046	499,529
Consumer	110,041	27	—	—	353	110,421
	$6,120,819	$7,585	$1,697	$5	$8,765	$6,138,871

As a percentage of total loan/lease portfolio	99.71%	0.12%	0.03%	0.00%	0.14%	100.00%

NPLs by classes of loans/leases as of September 30, 2023 and December 31, 2022 are presented as follows:

	As of September 30, 2023
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	—	7,521	2,701	10,222	29.57
CRE - owner occupied	—	1,225	2,262	3,487	10.09
CRE - non-owner occupied	—	2,040	3,138	5,178	14.98
Construction and land development	—	1,930	2,523	4,453	12.88
Multi-family	—	—	8,172	8,172	23.64
Direct financing leases	—	152	89	241	0.70
1-4 family real estate	—	1,861	394	2,255	6.52
Consumer	—	560	—	560	1.62
	$—	$15,289	$19,279	$34,568	100.00%

	As of December 31, 2022
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)

C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	5	2,775	360	3,140	35.80
CRE - owner occupied	—	1,738	852	2,590	29.53
CRE - non-owner occupied	—	68	306	374	4.26
Construction and land development	—	132	—	132	1.51
Multi-family	—	—	—	—	-
Direct financing leases	—	80	55	135	1.54
1-4 family real estate	—	1,641	405	2,046	23.33
Consumer	—	353	—	353	4.03
	$5	$6,787	$1,978	$8,770	100.00%

The Company did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2023 and 2022.

Changes in the ACL loans/leases by portfolio segment for the three and nine months ended September 30, 2023 and 2022, respectively, are presented as follows:

	Three Months Ended September 30, 2023
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$4,101	$27,162	$8,731	$11,968	$15,888	$11,229	$5,213	$1,505	$85,797
Change in ACL for writedown of LHFS to fair value	—	—	—	—	—	175	—	—	175
Provision	368	1,111	192	(313)	992	875	(45)	80	3,260
Charge-offs	—	(1,734)	(14)	—	(38)	—	—	(30)	(1,816)
Recoveries	—	215	3	26	—	—	—	9	253
Balance, ending	$4,469	$26,754	$8,912	$11,681	$16,842	$12,279	$5,168	$1,564	$87,669

	Nine Months Ended September 30, 2023
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other**	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$4,457	$27,753	$9,965	$11,749	$14,262	$13,186	$4,963	$1,371	$87,706
Change in ACL for writedown of LHFS to fair value	—	(5)	—	—	(147)	(3,659)	—	—	(3,811)
Provision	12	3,986	(834)	(99)	2,777	2,752	200	237	9,031
Charge-offs	—	(5,709)	(222)	—	(50)	—	—	(57)	(6,038)
Recoveries	—	729	3	31	—	—	5	13	781
Balance, ending	$4,469	$26,754	$8,912	$11,681	$16,842	$12,279	$5,168	$1,564	$87,669

*   Included within the C&I – Other column are ACL on leases with a beginning balance of $1.0 million, provision of $165 thousand, charge-offs of $133 thousand and recoveries of $43 thousand. ACL on leases was $1.1 million as of September 30, 2023.

**   Included within the C&I – Other column are ACL on leases with a beginning balance of $970 thousand, provision of $224 thousand, charge-offs of $186 thousand and recoveries of $73 thousand. ACL on leases was $1.1 million as of September 30, 2023.

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

*    Included within the C&I – Other column are ACL on leases with adoption impact of $1.6 million, provision of $91 thousand, charge-offs of $708 thousand and recoveries of $65 thousand. ACL on leases was $1.0 million as of September 30, 2022.

**    Provision for the nine months ended September 30, 2022, included $11.0 million related to the acquired Guaranty Bank non-PCD loans.

***   Included within the C&I - Other column are ACL on leases with a beginning balance of $1.5 million, provision of $249 thousand, charge-offs of    $931 thousand and recoveries of $173 thousand. ACL on leases was $1.0 million as of September 30, 2022.

The composition of the ACL loans/leases by portfolio segment based on evaluation method are as follows:

	As of September 30, 2023
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$3,358	$296,230	$299,588	$944	$3,525	$4,469
C&I - other*	19,468	1,502,501	1,521,969	2,380	24,374	26,754
	22,826	1,798,731	1,821,557	3,324	27,899	31,223
CRE - owner occupied	23,952	586,666	610,618	2,844	6,068	8,912
CRE - non-owner occupied	20,456	935,096	955,552	836	10,845	11,681
Construction and land development	4,453	1,389,601	1,394,054	307	16,535	16,842
Multi-family	9,539	1,147,441	1,156,980	427	11,852	12,279
1-4 family real estate	2,906	537,025	539,931	253	4,915	5,168
Consumer	717	126,898	127,615	72	1,492	1,564
	$84,849	$6,521,458	$6,606,307	$8,063	$79,606	$87,669

*   Included within the C&I – Other category are leases individually evaluated of $241 thousand with a related allowance for credit losses of $55 thousand and leases collectively evaluated of $34.2 million with a related allowance for credit losses of $1.0 million.

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

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$3,253	$—	$—	$—	$—	$105	$—	$3,358
C&I - other*	631	—	—	—	5,533	12,916	388	19,468
	3,884	—	—	—	5,533	13,021	388	22,826
CRE - owner occupied	—	23,888	—	64	—	—	—	23,952
CRE - non-owner occupied	—	—	20,456	—	—	—	—	20,456
Construction and land development	—	150	4,303	—	—	—	—	4,453
Multi-family	—	—	9,539	—	—	—	—	9,539
1-4 family real estate	—	—	27	2,879	—	—	—	2,906
Consumer	—	—	119	526	—	—	72	717
	$3,884	$24,038	$34,444	$3,469	$5,533	$13,021	$460	$84,849

*   Included within the C&I – Other category are leases individually evaluated of $241 thousand with primary collateral of equipment.

	As of December 31, 2022
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$3,281	$—	$—	$—	$—	$105	$—	$3,386
C&I - other*	1,589	210	—	—	108	7,289	162	9,358
	4,870	210	—	—	108	7,394	162	12,744
CRE - owner occupied	—	24,814	—	66	—	—	—	24,880
CRE - non-owner occupied	—	—	21,588	—	—	—	—	21,588
Construction and land development	—	—	10,394	—	—	—	—	10,394
Multi-family	—	—	1,302	—	—	—	—	1,302
1-4 family real estate	—	—	33	3,144	—	—	—	3,177
Consumer	—	—	120	608	—	—	13	741
	$4,870	$25,024	$33,437	$3,818	$108	$7,394	$175	$74,826

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

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of September 30, 2023:

	As of September 30, 2023
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass (Ratings 1 through 5)	$—	$—	$—	$—	$—	$—	$272,848	$272,848
Special Mention (Rating 6)	—	—	—	—	—	—	23,632	23,632
Substandard (Rating 7)	—	—	—	—	—	—	3,108	3,108
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$299,588	$299,588

C&I - other
Pass (Ratings 1 through 5)	$372,511	$318,783	$156,021	$85,298	$69,736	$139,089	$—	$1,141,438
Special Mention (Rating 6)	12,149	8,936	4,225	3,757	801	321	—	30,189
Substandard (Rating 7)	101	123	250	—	3,152	5,675	—	9,301
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - other	$384,761	$327,842	$160,496	$89,055	$73,689	$145,085	$—	$1,180,928

CRE - owner occupied
Pass (Ratings 1 through 5)	$71,080	$130,033	$148,170	$112,315	$30,875	$62,220	$11,670	$566,363
Special Mention (Rating 6)	5,046	720	8,873	5,820	470	386	871	22,186
Substandard (Rating 7)	1,945	711	1,044	16,045	1,186	1,138	—	22,069
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$78,071	$131,464	$158,087	$134,180	$32,531	$63,744	$12,541	$610,618

CRE - non-owner occupied
Pass (Ratings 1 through 5)	$107,668	$290,689	$199,435	$131,797	$74,778	$84,855	$6,412	$895,634
Special Mention (Rating 6)	12,623	59	250	17,277	2,385	6,868	—	39,462
Substandard (Rating 7)	3,919	1,331	—	157	14,996	—	53	20,456
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$124,210	$292,079	$199,685	$149,231	$92,159	$91,723	$6,465	$955,552

Construction and land development
Pass (Ratings 1 through 5)	$353,940	$491,807	$286,614	$187,894	$8,686	$8,083	$26,905	$1,363,929
Special Mention (Rating 6)	—	—	10,109	—	—	—	—	10,109
Substandard (Rating 7)	413	2,773	1,267	—	—	—	—	4,453
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Construction and land development	$354,353	$494,580	$297,990	$187,894	$8,686	$8,083	$26,905	$1,378,491

Multi-family
Pass (Ratings 1 through 5)	$246,633	$224,208	$239,039	$230,271	$110,450	$95,149	$96	$1,145,846
Special Mention (Rating 6)	1,595	—	—	—	—	—	—	1,595
Substandard (Rating 7)	—	—	8,208	1,331	—	—	—	9,539
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Multi-family	$248,228	$224,208	$247,247	$231,602	$110,450	$95,149	$96	$1,156,980

1-4 family real estate
Pass (Ratings 1 through 5)	$55,287	$48,557	$53,234	$26,292	$11,171	$6,963	$3,606	$205,110
Special Mention (Rating 6)	29	—	—	—	—	—	—	29
Substandard (Rating 7)	25	—	—	—	2	—	—	27
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$55,341	$48,557	$53,234	$26,292	$11,173	$6,963	$3,606	$205,166

Consumer
Pass (Ratings 1 through 5)	$89	$416	$373	$447	$24	$727	$8,279	$10,355
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	43	280	—	—	—	93	—	416
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Consumer	$132	$696	$373	$447	$24	$820	$8,279	$10,771

Total	$1,245,096	$1,519,426	$1,117,112	$818,701	$328,712	$411,567	$357,480	$5,798,094

	As of September 30, 2023
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$113,677	$116,539	$47,024	$15,549	$3,665	$326	$—	$296,780
Nonperforming	616	6,437	2,442	293	67	5	—	9,860
Total C&I - other	$114,293	$122,976	$49,466	$15,842	$3,732	$331	$—	$306,640

Construction and land development
Performing	$13,912	$1,306	$274	$10	$2	$59	$—	$15,563
Nonperforming	—	—	—	—	—	—	—	—
Total Construction and land development	$13,912	$1,306	$274	$10	$2	$59	$—	$15,563

Direct financing leases
Performing	$12,138	$12,548	$3,706	$3,248	$2,075	$445	$—	$34,160
Nonperforming	—	16	22	187	16	—	—	241
Total Direct financing leases	$12,138	$12,564	$3,728	$3,435	$2,091	$445	$—	$34,401

1-4 family real estate
Performing	$56,490	$58,926	$80,455	$69,330	$15,705	$51,527	$80	$332,513
Nonperforming	—	219	642	418	327	646	—	2,252
Total 1-4 family real estate	$56,490	$59,145	$81,097	$69,748	$16,032	$52,173	$80	$334,765

Consumer
Performing	$15,252	$10,104	$2,562	$2,973	$710	$1,310	$83,653	$116,564
Nonperforming	—	5	21	13	—	187	54	280
Total Consumer	$15,252	$10,109	$2,583	$2,986	$710	$1,497	$83,707	$116,844

Total	$212,085	$206,100	$137,148	$92,021	$22,567	$54,505	$83,787	$808,213

* Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

The following table shows the gross charge-offs of loans and leases by class of receivable and year of origination for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023							Nine Months Ended September 30, 2023
	Gross Charge-off by Origination Year							Gross Charge-off by Origination Year
Classes of Loans/Leases	2023	2022	2021	2020	2019	Prior	Total	2023	2022	2021	2020	2019	Prior	Total

	(dollars in thousands)							(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
C&I - other	41	1,130	192	204	5	29	1,601	41	2,990	1,063	1,053	238	138	5,523
CRE - owner occupied	—	—	—	—	—	14	14	—	—	208	—	—	14	222
CRE - non-owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Construction and land development	—	38	—	—	—	—	38	—	50	—	—	—	—	50
Multi-family	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Direct financing leases	—	34	55	41	3	—	133	—	71	55	41	18	1	186
1-4 family real estate	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Consumer	—	22	7	1	—	—	30	—	41	10	1	5	—	57
	$41	$1,224	$254	$246	$8	$43	$1,816	$41	$3,152	$1,336	$1,095	$261	$153	$6,038

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

The following table shows the amortized cost basis of the loans and leases modified to borrowers experiencing financial difficulty by class of receivable and type of concession granted for the three and nine months ended September 30, 2023.

	For the three months ended		For the nine months ended
	September 30, 2023		September 30, 2023
	Amortized Cost		Amortized Cost
	Payment	% of Class of	Payment	% of Class of
Classes of Loans/Leases	Delay	Receivable	Delay	Receivable

(dollars in thousands)

Direct Financing Leases	$90	—%	$325	1%

At September 30, 2023, there were no commitments to extend credit to any of the borrowers experiencing financial difficulty.

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2023, that had been modified in the twelve-month period prior to the default.

The Company closely monitors the performance of the loans and leases that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. None of these loan or lease modifications were past due as of September 30, 2023.

Changes in the ACL for OBS exposures for the three and nine months ended September 30, 2023 and 2022 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(dollars in thousands)

Balance, beginning	$6,326	$6,878	$5,552	$6,886
Provisions (credited) to expense	546	(331)	1,320	(339)
Balance, ending	$6,872	$6,547	$6,872	$6,547

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES

Derivatives are summarized as follows as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	(dollars in thousands)
Assets:
Hedged Derivatives
Cash Flow Hedges
Interest rate caps	$5,196	$8,327
Interest rate swaps	3,334	477
Fair Value Hedges
Interest rate swaps	3,977	—
Unhedged Derivatives
Interest rate caps	1,533	2,213
Interest rate swaps	277,255	166,614
	$291,295	$177,631

Liabilities:
Hedged Derivatives
Cash Flow Hedges
Interest rate swaps	(42,095)	(33,824)
Interest rate collars	(870)	(263)
Unhedged Derivatives
Interest rate swaps	(277,255)	(166,614)
	$(320,220)	$(200,701)

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

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	September 30, 2023	December 31, 2022
(dollars in thousands)

Deposits	1/1/2020	1/1/2023	Derivatives - Assets	$25,000	1.75%	$-	$(50)
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.75%	157	714
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	50,000	1.57%	474	1,566
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.80%	237	783
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.75%	1,010	1,264
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	50,000	1.57%	2,212	2,700
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.80%	1,106	1,350
				$225,000		$5,196	$8,327

The Company has entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	September 30, 2023	December 31, 2022

		(dollars in thousands)

QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Assets	$10,000	8.51%	5.85%	$710	$464
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Assets	8,000	8.51%	5.85%	568	372
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Assets	10,000	7.12%	4.54%	691	459
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Assets	3,000	7.83%	5.17%	212	140
Community National Statutory Trust III	9/15/2018	9/15/2028	Derivatives - Assets	3,500	7.42%	4.75%	247	163
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Assets	4,500	7.42%	4.75%	318	209
Guaranty Statutory Trust II*	5/23/2019	2/23/2026	Derivatives - Assets	10,310	7.09%	4.09%	588	477
				$49,310			$3,334	$2,284

* Acquired on 4/1/2022 with GFED acquisition.

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.    The interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	September 30, 2023	December 31, 2022
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	5.31%	$(6,776)	$(5,646)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	5.31%	(9,680)	(8,066)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	5.31%	(7,755)	(6,464)
Loans	10/1/2022	7/1/2031	Derivatives - Liabilities	25,000	1.30%	5.31%	(4,877)	(4,018)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	5.31%	(1,301)	(1,144)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	5.31%	(4,335)	(3,812)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	5.31%	(3,035)	(2,669)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	5.31%	(4,336)	(3,812)
				$300,000			$(42,095)	$(35,631)

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate loans.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collar is designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collars are as follows:

							Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	September 30, 2023	December 31, 2022
Loans	10/1/2022	10/1/2026	Derivatives - Liabilities	$50,000	4.40%	2.44%	$(870)	$(263)

The Company has entered into interest rate swaps to hedge against the risk of rising rates on loans.  The interest rate swaps are designated as fair value hedges in accordance with ASC 815. The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	September 30, 2023	December 31, 2022
(dollars in thousands)

Loans	7/12/2023	2/1/2026	Derivatives - Assets	$25,000	5.31%	4.38%	$204	$	N/A
Loans	7/12/2023	8/1/2026	Derivatives - Assets	30,000	5.31%	4.21%	304		N/A
Loans	7/12/2023	2/1/2027	Derivatives - Assets	32,500	5.31%	4.08%	409		N/A
Loans	7/12/2023	8/1/2027	Derivatives - Assets	32,500	5.31%	3.98%	488		N/A
Loans	7/12/2023	2/1/2028	Derivatives - Assets	30,000	5.31%	3.90%	532		N/A
Loans	7/12/2023	2/1/2026	Derivatives - Assets	15,000	5.31%	4.38%	123		N/A
Loans	7/12/2023	8/1/2026	Derivatives - Assets	15,000	5.31%	4.21%	152		N/A
Loans	7/12/2023	2/1/2027	Derivatives - Assets	15,000	5.31%	4.08%	189		N/A
Loans	7/12/2023	8/1/2027	Derivatives - Assets	15,000	5.31%	3.98%	225		N/A
Loans	7/12/2023	2/1/2028	Derivatives - Assets	15,000	5.31%	3.90%	267		N/A
Loans	7/12/2023	8/1/2025	Derivatives - Assets	15,000	5.31%	4.60%	90		N/A
Loans	7/12/2023	2/1/2026	Derivatives - Assets	20,000	5.31%	4.38%	163		N/A
Loans	7/12/2023	8/1/2026	Derivatives - Assets	20,000	5.31%	4.21%	203		N/A
Loans	7/12/2023	2/1/2027	Derivatives - Assets	20,000	5.31%	4.08%	252		N/A
Loans	7/12/2023	8/1/2027	Derivatives - Assets	25,000	5.31%	3.98%	376		N/A
				$325,000			$3,977	$	N/A

Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent that they are included in the assessment of effectiveness, are recorded as a component of AOCI.  Changes in fair values of derivative financial instruments accounted for as fair value hedges, to the extent that they are included in the assessment of effectiveness, are recorded as a component of interest income/expense.

For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings. The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	September 30, 2023	December 31, 2022
(dollars in thousands)

1/1/2020	1/3/2023	Derivatives - Assets	$25,000	1.90%	$-	$3
2/1/2020	2/1/2024	Derivatives - Assets	25,000	1.90%	310	822
3/1/2020	3/3/2025	Derivatives - Assets	25,000	1.90%	1,223	1,388
			$75,000		$1,533	$2,213

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

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	September 30, 2023		December 31, 2022
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$2,967,392	$277,255	$2,528,949	$166,614
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$2,967,392	$277,255	$2,528,949	$166,614

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)
Income and expense line items presented in the consolidated statements of income	$108,568	$53,313	$79,267	$18,498

The effects of cash flow hedging:
Gain on interest rate caps on deposits	-	(2,066)	-	(263)
Gain on interest rate swaps on junior subordinated debentures	-	(328)	-	73
Loss on interest rate swaps and collars on loans	(2,495)	-	(426)	-

The effects of fair value hedging:
Gain on interest rate swaps on loans	828	-	-	-

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)

Income and expense line items presented in the consolidated statements of income	$301,162	$135,892	$198,534	$32,632

The effects of cash flow hedging:
Gain on interest rate caps on deposits	-	(5,522)	-	199
Gain on interest rate swaps on junior subordinated debentures	-	(830)	-	536
Loss on interest rate swaps and collars on loans	(6,757)	-	715	-

The effects of fair value hedging:
Gain on interest rate swaps on loans	828	-	-	-

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	September 30, 2023	December 31, 2022

	(dollars in thousands)

Cash	$1,275	$1,272
Municipal securities	3,945	8,227
Residential mortgage-backed and related securities	5,778	29,257
	$10,998	$38,756

The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements.  The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit ratings and financial information.  Additionally, the Company manages financial institution counterparty credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, and uses ISDA master agreements, central clearing mechanisms and counterparty limits.  The agreements contain bilateral collateral agreements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps. The Company manages the risk of default by its borrower/customer counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company underwrites the combination of the base loan amount and potential swap exposure and focuses on high quality borrowers with strong collateral values. The majority of the Company’s swapped loan portfolio consists of loans on projects, with loan-to-values, including the potential swap exposure, below 65%.  The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

NOTE 5 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$5,661	21.0%	$7,165	21.0%	$18,751	21.0%	$16,130	21.0%
Tax exempt income, net	(3,705)	(13.7)	(3,003)	(8.8)	(10,103)	(11.3)	(7,701)	(10.0)
Bank-owned life insurance	(376)	(1.4)	(127)	(0.4)	(700)	(0.8)	(273)	(0.4)
State income taxes, net of federal benefit, current year	955	3.5	1,616	4.7	3,383	3.8	3,889	5.1
Provision adjustment from accounting method change	—	—	—	—	—	—	(1,181)	(1.5)
Tax credits	(202)	(0.7)	(359)	(1.1)	(411)	(0.5)	(890)	(1.2)
Income from tax credit equity investments	(449)	(1.7)	(337)	(1.0)	(1,340)	(1.5)	(939)	(1.2)
Acquisition costs	—	—	78	0.2	—	—	450	0.6
Excess tax benefit on stock options exercised and restricted stock awards vested	(7)	(0.0)	(46)	(0.1)	(451)	(0.5)	(520)	(0.7)
Other	(37)	(0.2)	(163)	(0.4)	(540)	(0.6)	(316)	(0.4)
Federal and state income tax expense	$1,840	6.8%	$4,824	14.1%	$8,589	9.6%	$8,649	11.3%

NOTE 6 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(dollars in thousands, except share data)

Net income	$25,121	$29,294	$80,703	$68,160

Basic EPS	$1.50	$1.73	$4.82	$4.25
Diluted EPS	$1.49	$1.71	$4.79	$4.20

Weighted average common shares outstanding	16,717,303	16,900,968	16,731,847	16,030,371
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	130,648	209,723	131,356	213,550
Weighted average common and common equivalent shares outstanding	16,847,951	17,110,691	16,863,203	16,243,921

NOTE 7 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at September 30, 2023 and December 31, 2022:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
September 30, 2023:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$16,002	$—	$16,002	$—
Residential mortgage-backed and related securities	57,946	—	57,946	—
Municipal securities	149,772	—	149,772	—
Asset-backed securities	16,326	—	16,326	—
Other securities	41,233	—	41,233	—
Derivatives	291,295	—	291,295	—
Total assets measured at fair value	$572,574	$—	$572,574	$—

Derivatives	$320,220	$—	$320,220	$—
Total liabilities measured at fair value	$320,220	$—	$320,220	$—

December 31, 2022:
Securities AFS:
U.S. govt. sponsored agency securities	$16,981	$—	$16,981	$—
Residential mortgage-backed and related securities	66,215	—	66,215	—
Municipal securities	193,178	—	193,178	—
Asset-backed securities	18,728	—	18,728	—
Other securities	45,858	—	45,858	—
Derivatives	177,631	—	177,631	—
Total assets measured at fair value	$518,591	$—	$518,591	$—

Derivatives	$200,701	$—	$200,701	$—
Total liabilities measured at fair value	$200,701	$—	$200,701	$—

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

Assets measured at fair value on a non-recurring basis comprised the following at September 30, 2023 and December 31, 2022:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

September 30, 2023:
Loans/leases evaluated individually	$35,197	$—	$—	$35,197
Loans receivable held for sale in preparation for securitization	277,995	—	—	277,995
OREO	120	—	—	120
	$313,312	$—	$—	$313,312

December 31, 2022:
Loans/leases evaluated individually	$30,765	$—	$—	$30,765
OREO	144	—	—	144
	$30,909	$—	$—	$30,909

Loans/leases evaluated individually are valued at the lower of cost or fair value and are classified as Level 3 in the fair value hierarchy. Fair value is measured based on the value of the collateral securing these loans/leases. Collateral may be comprised of real estate and/or business assets, including equipment, inventory and/or accounts receivable, and is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values are discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business.

Loans receivable held for sale in preparation for securitization are valued at the lower of cost or fair value in the aggregate by type and are classified as Level 3 in the fair value hierarchy.  Fair value is estimated considering the loans have a floating interest rate with a spread that is commensurate with current market pricing, in addition to factoring in a discount for credit risk.

OREO in the table above consists of property acquired through foreclosures and settlements of loans.  Property acquired is carried at the estimated fair value of the property, less disposal costs, and is classified as a Level 3 in the fair value hierarchy.  The estimated fair value of the property are generally determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the property.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	September 30,	December 31,
	2023	2022	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$35,197	$30,765	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
Loans receivable held for sale in preparation for securitization	277,995	—	Market prices for similar loans	Market price adjustments		n/a
OREO	130	144	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the loans/leases evaluated individually, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

For the loans receivable held for sale in preparation for securitization, the Company records carrying value at fair value factoring in a discount for credit risk.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three and nine months ended September 30, 2023 and 2022.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of September 30, 2023		As of December 31, 2022
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$104,265	$104,265	$59,723	$59,723
Federal funds sold	Level 2	20,300	20,300	56,910	56,910
Interest-bearing deposits at financial institutions	Level 2	60,350	60,350	67,360	67,360
Investment securities:
HTM	Level 2	615,115	524,819	587,142	535,636
AFS	Level 2	281,279	281,279	340,960	340,960
Loans/leases receivable, net	Level 3	310,585	313,192	28,486	30,765
Loans/leases receivable, net	Level 2	6,208,053	5,907,226	6,022,679	5,896,443
Derivatives	Level 2	291,295	291,295	177,631	177,631

Deposits:
Nonmaturity deposits	Level 2	5,522,283	5,522,283	5,199,633	5,199,633
Time deposits	Level 2	972,569	966,026	784,584	766,294
Short-term borrowings	Level 2	470	470	129,630	129,630
FHLB advances	Level 2	430,000	429,450	415,000	415,000
Subordinated notes	Level 2	232,958	249,002	232,662	250,613
Junior subordinated debentures	Level 2	48,698	40,204	48,602	41,545
Derivatives	Level 2	320,220	320,220	200,701	200,701

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

Selected financial information on the Company's business segments is presented as follows as of and for the three and nine months ended September 30, 2023 and 2022:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended September 30, 2023
Total revenue	$38,165	$43,592	$19,225	$34,498	$31,878	$(32,197)	$135,161
Net interest income	17,198	16,852	11,136	13,743	(3,958)	284	55,255
Provision for credit losses	2,686	503	275	342	—	—	3,806
Net income (loss) from continuing operations	5,856	13,175	4,740	6,801	25,641	(31,092)	25,121
Goodwill	3,223	14,980	9,888	110,936	—	—	139,027
Intangibles	—	950	1,579	12,008	—	—	14,537
Total assets	2,433,084	2,442,263	1,417,249	2,242,638	1,146,137	(1,141,314)	8,540,057

Three Months Ended September 30, 2022
Total revenue	$26,583	$34,157	$14,127	$25,523	$36,283	$(36,311)	$100,362
Net interest income	18,117	17,160	10,183	18,196	(3,242)	355	60,769
Provision for loan/lease losses	554	(35)	(269)	(250)	—	—	—
Net income (loss) from continuing operations	7,758	14,475	4,106	9,196	29,542	(35,783)	29,294
Goodwill	3,223	14,980	9,888	109,516	—	—	137,607
Intangibles	—	1,344	2,184	14,018	—	—	17,546
Total assets	2,218,166	2,108,614	1,270,426	2,107,407	1,045,774	(1,020,338)	7,730,049

Nine Months Ended September 30, 2023
Total revenue	$106,664	$138,018	$53,126	$90,443	$101,472	$(103,606)	$386,117
Net interest income	50,590	50,254	32,683	42,716	(11,911)	938	165,270
Provision for loan/lease losses	7,879	2,499	965	(3)	—	—	11,340
Net income (loss) from continuing operations	17,710	48,928	14,113	17,344	82,266	(99,658)	80,703
Goodwill	3,223	14,980	9,888	110,936	—	—	139,027
Intangibles	—	950	1,579	12,008	—	—	14,537
Total assets	2,433,084	2,442,263	1,417,249	2,242,638	1,146,137	(1,141,314)	8,540,057

Nine Months Ended September 30, 2022
Total revenue	$72,785	$91,083	$37,534	$57,036	$91,989	$(92,383)	$258,044
Net interest income	53,971	46,576	29,365	42,789	(7,845)	1,046	165,902
Provision for loan/lease losses	(88)	(971)	(554)	9,897	—	—	8,284
Net income (loss) from continuing operations	26,153	38,860	11,606	13,327	68,982	(90,768)	68,160
Goodwill	3,223	14,980	9,888	109,516	—	—	137,607
Intangibles	—	1,344	2,184	14,018	—	—	17,546
Total assets	2,218,166	2,108,614	1,270,426	2,107,407	1,045,774	(1,020,338)	7,730,049

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of September 30, 2023 and December 31, 2022, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of September 30, 2023 and

December 31, 2022 are presented in the following tables (dollars in thousands).  As of September 30, 2023 and December 31, 2022, each of the subsidiary banks met such capital requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of September 30, 2023:
Company:
Total risk-based capital	$1,135,262	14.54%	$624,805	>	8.00%	$820,057	>	10.50%	$781,007	>	10.00%
Tier 1 risk-based capital	807,582	10.34	468,604	>	6.00	663,856	>	8.50	624,805	>	8.00
Tier 1 leverage	807,582	9.92	325,480	>	4.00	325,480	>	4.00	406,850	>	5.00
Common equity Tier 1	758,884	9.72	351,453	>	4.50	546,705	>	7.00	507,654	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$295,319	12.90%	$183,095	>	8.00%	$240,313	>	10.50%	$228,869	>	10.00%
Tier 1 risk-based capital	266,688	11.65	137,321	>	6.00	194,539	>	8.50	183,095	>	8.00
Tier 1 leverage	266,688	11.10	96,111	>	4.00	96,111	>	4.00	120,139	>	5.00
Common equity Tier 1	266,688	11.65	102,991	>	4.50	160,208	>	7.00	148,765	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$358,150	17.05%	$168,021	>	8.00%	$220,527	>	10.50%	$210,026	>	10.00%
Tier 1 risk-based capital	331,423	15.78	126,016	>	6.00	178,522	>	8.50	168,021	>	8.00
Tier 1 leverage	331,423	14.60	90,799	>	4.00	90,799	>	4.00	113,498	>	5.00
Common equity Tier 1	331,423	15.78	94,512	>	4.50	147,018	>	7.00	136,517	>	6.50
Community State Bank:
Total risk-based capital	$177,296	13.57%	$104,554	>	8.00%	$137,227	>	10.50%	$130,693	>	10.00%
Tier 1 risk-based capital	152,596	11.68	78,416	>	6.00	111,089	>	8.50	104,554	>	8.00
Tier 1 leverage	152,596	11.24	54,303	>	4.00	54,303	>	4.00	67,879	>	5.00
Common equity Tier 1	152,596	11.68	58,812	>	4.50	91,485	>	7.00	84,950	>	6.50
Guaranty Bank:
Total risk-based capital	$258,732	12.53%	$165,160	>	8.00%	$216,772	>	10.50%	$206,450	>	10.00%
Tier 1 risk-based capital	236,071	11.43	123,870	>	6.00	175,482	>	8.50	165,160	>	8.00
Tier 1 leverage	236,071	11.22	84,130	>	4.00	84,130	>	4.00	105,162	>	5.00
Common equity Tier 1	236,071	11.43	92,902	>	4.50	144,515	>	7.00	134,192	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2022:
Company:
Total risk-based capital	$1,055,177	14.28%	$591,132	>	8.00%	$775,861	>	10.50%	$738,915	>	10.00%
Tier 1 risk-based capital	734,977	9.95	443,349	>	6.00	628,078	>	8.50	591,132	>	8.00
Tier 1 leverage	734,977	9.61	305,959	>	4.00	305,959	>	4.00	382,449	>	5.00
Common equity Tier 1	686,375	9.29	332,512	>	4.50	517,241	>	7.00	480,295	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$275,337	13.07%	$168,588	>	8.00%	$221,272	>	10.50%	$210,735	>	10.00%
Tier 1 risk-based capital	248,978	11.81	126,441	>	6.00	179,125	>	8.50	168,588	>	8.00
Tier 1 leverage	248,978	11.01	90,419	>	4.00	90,419	>	4.00	133,023	>	5.00
Common equity Tier 1	248,978	11.81	94,831	>	4.50	147,514	>	7.00	136,978	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$308,153	14.84%	$166,168	>	8.00%	$218,096	>	10.50%	$207,711	>	10.00%
Tier 1 risk-based capital	282,258	13.59	124,626	>	6.00	176,554	>	8.50	166,168	>	8.00
Tier 1 leverage	282,258	13.17	85,707	>	4.00	85,707	>	4.00	107,134	>	5.00
Common equity Tier 1	282,258	13.59	93,470	>	4.50	145,397	>	7.00	135,012	>	6.50
Community State Bank:
Total risk-based capital	$142,974	12.04%	$94,981	>	8.00%	$124,662	>	10.50%	$118,726	>	10.00%
Tier 1 risk-based capital	128,130	10.79	71,236	>	6.00	100,917	>	8.50	94,981	>	8.00
Tier 1 leverage	128,130	10.09	50,799	>	4.00	50,799	>	4.00	63,499	>	5.00
Common equity Tier 1	128,130	10.79	53,427	>	4.50	83,108	>	7.00	77,172	>	6.50
Guaranty Bank:
Total risk-based capital	$243,106	12.24%	$158,903	>	8.00%	$208,560	>	10.50%	$198,629	>	10.00%
Tier 1 risk-based capital	218,647	11.01	119,177	>	6.00	168,834	>	8.50	158,903	>	8.00
Tier 1 leverage	218,647	10.90	80,229	>	4.00	80,229	>	4.00	100,286	>	5.00
Common equity Tier 1	218,647	11.01	89,383	>	4.50	139,040	>	7.00	129,109	>	6.50

NOTE 10 - COMMITMENTS

The Company entered into a construction contract in 2023 for the construction of a new CRBT facility in Cedar Rapids, Iowa.  The Company will pay the contractor a contract price of approximately $17.0 million, subject to additions and deductions as provided in the contract documents. As of September 30, 2023, the Company has paid $1.2 million of the contract price, resulting in a remaining future commitment of $15.8 million. Construction is anticipated to be completed in 2024.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ending September 30, 2023. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. Page locations and specific sections and notes that are referred to in this discussion are listed in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past thirty years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of September 30, 2023, the Company had $8.5 billion in consolidated assets, including $6.5 billion in net loans/leases, and $6.5 billion in deposits.  The financial results of acquired entities for the periods since their acquisition are included in this report.  Further information related to acquired entities has been presented in the annual reports previously filed with the SEC corresponding to the year of each acquisition.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

EXECUTIVE OVERVIEW

The Company reported net income of $25.1 million and diluted EPS of $1.49 for the quarter ended September 30, 2023. By comparison, for the quarter ended June 30, 2023, the Company reported net income of $28.4 million and diluted EPS of $1.69.  For the quarter ended September 30, 2022, the Company reported net income of $29.3 million, and diluted EPS of $1.71.  For the nine months ended September 30, 2023, the Company reported net income of $80.7 million and diluted EPS of $4.79.  By comparison, for the nine months ended September 30, 2022, the Company reported net income of $68.2 million and diluted EPS of $4.20.

The third quarter of 2023 was also highlighted by the following results and events:

●	Adjusted net income (non-GAAP) of $25.4 million, or $1.51 per diluted share;
●	Net interest income of $55.3 million, up 3.9% from the second quarter;
●	NIM (TEY)(non-GAAP) of 3.31% increased 2 basis points from the prior quarter while Adjusted NIM (TEY)(non-GAAP) of 3.28% was static;
●	Capital markets revenue of $15.6 million and $55.1 million year-to-date; and
●	Tangible book value (non-GAAP) per share increased $0.34 or 3.4% annualized.

Following is a table that represents various net income measurements for the Company.

	For the three months ended			For the nine months ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(dollars in thousands)

Net income	$25,121	$28,425	$29,294	$80,703	$68,160

Diluted earnings per common share	$1.49	$1.69	$1.71	$4.79	$4.20

Weighted average common and common equivalent shares outstanding	16,847,951	16,799,527	17,110,691	16,863,203	16,243,921

The Company reported adjusted net income (non-GAAP) of $25.4 million, with adjusted diluted EPS of $1.51 for the three months ended September 30, 2023.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.  Adjusted net income for the three months ended September 30, 2023 excludes a number of non-recurring items, after-tax, as set forth in the GAAP to Non-GAAP Reconciliation section.  The Company reported adjusted net income (non-GAAP) of $81.8 million, with adjusted diluted EPS of $4.85 for the nine months ended September 30, 2023.  Adjusted net income for the nine months ended September 30, 2023 excludes a number of non-recurring items, after-tax, as set forth in the GAAP to Non-GAAP Reconciliation section.

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended			For the nine months ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(dollars in thousands)

Net interest income	$55,255	$53,205	$60,769	$165,270	$165,902
Provision for credit losses	3,806	3,606	—	11,340	8,284
Noninterest income	26,593	32,520	21,095	84,955	59,510
Noninterest expense	51,081	49,727	47,746	149,593	140,319
Federal and state income tax expense	1,840	3,967	4,824	8,589	8,649
Net income	$25,121	$28,425	$29,294	$80,703	$68,160

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following are some noteworthy changes in the Company's financial results:

●	Net interest income in the third quarter of 2023 increased 4% compared to the second quarter of 2023 and decreased 9% when compared to the third quarter of 2022. The increase from the second quarter of 2023 was primarily due to an increase in average earning assets and strong loan growth. The decrease from the third quarter of 2022 was primarily due to the significantly inverted yield curve, a highly competitive deposit landscape and a continued shift in the deposit mix of noninterest bearing and lower beta deposits to higher beta deposits. Net interest income remained static when comparing the first nine months of 2023 to the same period of the prior year.
●	Provision expense in the third quarter of 2023 increased $200 thousand as compared to the second quarter of 2023 and increased $3.8 million when compared to the third quarter of 2022. The increase from third quarter 2022 represents a $3.3 million increase related to loans and leases, a $546 thousand increase related to OBS exposures and no change in provision related to securities. Provision expense in the first nine months of 2023 increased $3.1 million compared to the first nine months of 2022, representing a $409 thousand increase related to loans and leases, a $1.7 million increase related to OBS exposures and a $989 thousand increase related to AFS securities. The increase in provision for loans and leases was driven by strong loan growth. The increase in provision related to OBS was due to an increase in the balance of those OBS exposures. The increase in provision related to AFS securities was entirely due to an impairment of one subordinated debt investment in a failed bank in the first quarter of 2023. This was a legacy investment acquired as part of the 2022 GFED acquisition and an allowance was established for the entire balance of the investment during the first quarter of 2023.

●	Noninterest income in the third quarter of 2023 decreased $5.9 million, or 18%, compared to the second quarter of 2023. The decrease was primarily due to lower capital markets revenue from swap fees in the third quarter as compared to the outsized performance of $22.5 million in the second quarter. Noninterest income increased $5.5 million, or 26%, compared to the third quarter of 2022. Noninterest income increased $25.4 million, or 43%, when comparing the first nine months of 2023 to the same period of the prior year. The increase was primarily due to higher capital markets revenue from swap fees as strong demand for affordable housing established by our tax credit lending clients has continued. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. The Company has a strong pipeline for this business and expects it to be a solid source of fee income.
●	Noninterest expense increased $1.4 million, or 3%, in the third quarter of 2023 compared to the second quarter of 2023. This increase was primarily due to higher variable employee compensation, increased professional and data processing fees and other expenses related to fixed asset disposals. Noninterest expense increased $3.3 million, or 7%, compared to the third quarter of 2022 and increased $9.3 million, or 7%, when comparing the first nine months of 2023 to the same period of the prior year. The increase was primarily due to a full nine months of Guaranty Bank expenses in 2023, compared to six months of Guaranty Bank expenses in 2022, due to the acquisition of Guaranty Bank on April 1, 2022.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	September 30, 2023	June 30, 2023	September 30, 2022
Loan and lease growth organically **	Loans and leases growth	> 9% annually	10.2%	12.2%	15.7%
Fee income growth ***	Fee income growth	> 6% annually	45.8%	54.2%	(23.9)%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	10.2%	8.8%	15.1%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period that are then annualized for comparison to the prior year actual. The calculations provided exclude non-core noninterest income and noninterest expense.

** Loan and lease growth excludes the initial loan balances from the GFED acquisition.

***Fee income growth and noninterest expense growth are both impacted by the GFED acquisition.

It should be noted that these initiatives are long-term targets.

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the third quarter of 2023 to support its corporate strategy:

●	The Company grew loans and leases in the third quarter of 2023 by 13.3% on an annualized basis, driven by both our traditional and tax credit lending business. The Company has one LIHTC securitization that closed in October and one LIHTC securitization scheduled to close prior to the end of November. Securitizations will continue to be utilized on an ongoing basis as a liquidity and capital management tool, as well as creating an ongoing capacity to produce LIHTC loans and the corresponding capital markets revenue generated from this business.
●	Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. The Company acted as the correspondent bank for 180 downstream banks with total noninterest bearing deposits of $93.0 million and total interest-bearing deposits of $308.2 million as of September 30, 2023. By comparison, the Company acted as the correspondent bank for 187 downstream banks with average total noninterest bearing deposits of $302.9 million and average total interest-bearing deposits of $313.8 million as of September 30, 2022. This line of business provides a strong source of deposits, fee income, high-quality loan participations and bank stock loans. The Company also manages off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks of $258.4 million as of September 30, 2023, as compared to $363.7 million for the quarter ended June 30, 2023.
●	The Company is focused on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. These interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for applicable borrowers and the Company. Levels of capital markets revenue from swap fees are influenced by prevailing interest rates. Capital markets revenue totaled $15.6 million for the quarter and $55.1 million for the first nine months of 2023. Capital markets revenue averaged $18.4 million per quarter for the year 2023 and $10.3 million per quarter for the year 2022.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	In recent years, the Company has been successful in expanding its wealth management client base. Trust department fees continue to be a significant contributor to noninterest income. There were 220 new relationships added in the first nine months of 2023, totaling $576.8 million of new assets under management. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. Trust department fees are primarily determined based on the value of the investments within fully managed trusts. The Company expects trust department fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations. During the third quarter of 2023, the Company began offering trust and wealth management services at Guaranty Bank.
●	Noninterest expense for the first nine months of 2023 totaled $149.6 million as compared to $140.3 million in the first nine months of 2022. The increase was primarily due to nine months of operating expenses in 2023 for the combined GB entity as compared to six months of operating expenses in 2022 for the combined GB entity.

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

	As of
GAAP TO NON-GAAP	September 30,	June 30,	September 30,
RECONCILIATIONS	2023	2023	2022

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$828,383	$822,689	$737,072
Less: Intangible assets	153,564	154,255	155,153
TCE (non-GAAP)	$674,819	$668,434	$581,919

Total assets (GAAP)	$8,540,057	$8,226,673	$7,730,049
Less: Intangible assets	153,564	154,255	155,153
TA (non-GAAP)	$8,386,493	$8,072,418	$7,574,896

TCE/TA ratio (non-GAAP)	8.05%	8.28%	7.68%

	For the Quarter Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2023	2023	2022	2023	2022

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$25,121	$28,425	$29,294	$80,703	$68,160
Less non-core items (post-tax) (*):
Income:
Securities gains (losses), net	$—	$9	$—	$(356)	$—
Fair value gain(loss) on derivatives, net	(265)	66	714	(537)	1,771
Total non-core income (non-GAAP)	$(265)	$75	$714	$(893)	$1,771
Expense:
Acquisition costs	$—	$—	$321	$—	$3,715
Post-acquisition compensation, transition and integration costs	—	—	48	164	3,837
CECL Day 2 credit loss expense on acquired loans	—	—	—	—	8,651
CECL Day 2 credit loss expense on acquired OBS exposure	—	—	—	—	1,140
Total non-core expense (non-GAAP)	$—	$—	$369	$164	$17,343

Adjusted net income (non-GAAP)	$25,386	$28,350	$28,949	$81,760	$83,732

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$25,386	$28,350	$28,949	$81,760	$83,732

Weighted average common shares outstanding	16,717,303	16,701,950	16,900,968	16,731,847	16,030,371
Weighted average common and common equivalent shares outstanding	16,847,951	16,799,527	17,110,691	16,863,203	16,243,921

Adjusted EPS (non-GAAP):
Basic	$1.52	$1.70	$1.71	$4.89	$5.22
Diluted	$1.51	$1.69	$1.69	$4.85	$5.15

ADJUSTED ROAA and ADJUSTED ROAE (non-GAAP)
Adjusted net income (non-GAAP) (from above)	$25,386	$28,350	$28,949	$81,760	$83,732

Average Assets	$8,287,813	$7,924,597	$7,652,463	$8,041,141	$7,005,988

Adjusted ROAA (non-GAAP)	1.23%	1.43%	1.51%	1.36%	1.59%
Adjusted ROAE (non-GAAP)	12.12%	13.88%	15.21%	13.35%	14.99%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$55,255	$53,205	$60,769	$165,270	$165,902
Plus: Tax equivalent adjustment	7,771	6,542	4,459	20,283	10,785
Net interest income - tax equivalent (non-GAAP)	$63,026	$59,747	$65,228	$185,553	$176,687
Less: Acquisition accounting net accretion	539	134	1,080	1,501	2,893
Adjusted net interest income	62,487	59,613	64,148	184,052	173,794

Average earning assets	$7,573,785	$7,283,286	$6,975,857	$7,369,420	$6,452,867

NIM (GAAP)	2.89%	2.93%	3.46%	3.00%	3.44%
NIM (TEY) (non-GAAP)	3.31%	3.29%	3.71%	3.37%	3.66%
Adjusted NIM (TEY) (non-GAAP)	3.28%	3.28%	3.65%	3.34%	3.60%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$51,081	$49,727	$47,746	$149,593	$140,319

Net interest income (GAAP)	$55,255	$53,205	$60,769	$165,270	$165,902
Noninterest income (GAAP)	26,593	32,520	21,095	84,955	59,510
Total income	$81,848	$85,725	$81,864	$250,225	$225,412

Efficiency ratio (noninterest expense/total income) (non-GAAP)	62.41%	58.01%	58.32%	59.78%	62.25%

*     Nonrecurring items (after-tax) are calculated using an estimated effective federal tax rate of 21% with the exception of acquisition costs which have an estimated effective federal tax rate of 13.62%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME - (TAX EQUIVALENT BASIS)

Net interest income, on a GAAP basis, decreased 9% for the quarter ended September 30, 2023, compared to the same quarter of the prior year.  Net interest income, on a tax equivalent basis (non-GAAP), decreased 3% for the quarter ended September 30, 2023, compared to the same quarter of the prior year.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	GAAP			Tax Equivalent Basis
	For the Quarter Ended			For the Quarter Ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2023	2023	2022	2023	2023	2022
Average Yield on Interest-Earning Assets	5.73%	5.40%	4.55%	6.10%	5.78%	4.76%
Average Cost of Interest-Bearing Liabilities	3.54%	3.20%	1.43%	3.54%	3.20%	1.43%
Net Interest Spread	2.19%	2.21%	3.10%	2.56%	2.58%	3.33%
NIM (TEY) (Non-GAAP)	3.31%	3.29%	3.46%	3.31%	3.29%	3.71%
NIM Excluding Acquisition Accounting Net Accretion	2.89%	2.91%	3.47%	3.28%	3.28%	3.65%

	GAAP		Tax Equivalent Basis
	For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Average Yield on Interest-Earning Assets	4.54%	4.10%	5.83%	4.33%
Average Cost of Interest-Bearing Liabilities	3.17%	0.95%	3.17%	0.95%
Net Interest Spread	1.37%	3.16%	2.66%	3.38%
NIM (TEY) (Non-GAAP)	3.49%	3.44%	3.37%	3.66%
NIM Excluding Acquisition Accounting Net Accretion	2.47%	3.37%	3.34%	3.60%

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

	For the Quarter Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2023	2023	2022	2023	2022
	(dollars in thousands)			(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$539	$134	$1,080	$1,501	$2,893

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended September 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$21,526	$284	5.23%	$16,224	$100	2.45%
Interest-bearing deposits at financial institutions	86,807	1,205	5.51%	54,799	381	2.76%
Investment securities - taxable	344,657	3,788	4.38%	354,366	3,304	3.71%
Investment securities - nontaxable (1)	600,693	6,974	4.64%	591,730	6,299	4.26%
Restricted investment securities	43,590	659	5.91%	42,638	674	6.18%
Gross loans/leases receivable (1) (2) (3)	6,476,512	103,428	6.34%	5,916,100	72,969	4.89%
Total interest earning assets	7,573,785	116,338	6.10%	6,975,857	83,727	4.76%

Noninterest-earning assets:
Cash and due from banks	76,135			88,477
Premises and equipment	118,757			115,816
Less allowance	(85,778)			(92,164)
Other	604,914			474,477
Total assets	$8,287,813			$7,562,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$4,264,208	33,562	3.12%	$3,862,556	10,889	1.12%
Time deposits	999,488	10,003	3.97%	593,490	1,681	1.12%
Short-term borrowings	1,514	20	5.28%	11,376	84	2.94%
FHLB advances	425,870	5,724	5.26%	418,239	2,584	2.42%
Other borrowings	—	—	—%	4,239	53	4.93%
Subordinated notes	232,890	3,307	5.68%	181,177	2,518	5.56%
Junior subordinated debentures	48,678	697	5.59%	48,551	689	5.56%
Total interest-bearing liabilities	5,972,648	53,313	3.54%	5,119,628	18,498	1.43%

Noninterest-bearing demand deposits	1,078,643			1,435,152
Other noninterest-bearing liabilities	398,788			246,255
Total liabilities	7,450,079			6,801,035

Stockholders' equity	837,734			761,428
Total liabilities and stockholders' equity	$8,287,813			$7,562,463
Net interest income		$63,025			$65,229
Net interest spread			2.56%			3.33%
Net interest margin			2.89%			3.46%
Net interest margin (TEY)(Non-GAAP)			3.31%			3.71%
Adjusted net interest margin (TEY)(Non-GAAP)			3.28%			3.65%

Ratio of average interest-earning assets to average interest-bearing liabilities	126.81%			136.26%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended September 30, 2023

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2023 vs. 2022
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$184	$143	$41
Interest-bearing deposits at financial institutions	824	520	304
Investment securities - taxable	484	1,045	(561)
Investment securities - nontaxable (2)	676	577	98
Restricted investment securities	(15)	(88)	73
Gross loans/leases receivable (2) (3)	30,459	23,084	7,375
Total change in interest income	32,612	25,281	7,330

INTEREST EXPENSE
Interest-bearing deposits	22,673	21,426	1,248
Time deposits	8,322	6,559	1,763
Short-term borrowings	(64)	247	(311)
Federal Home Loan Bank advances	3,140	3,092	48
Other borrowings	(53)	(27)	(26)
Subordinated notes	789	55	734
Junior subordinated debentures	8	4	2
Total change in interest expense	34,815	31,356	3,458

Total change in net interest income	$(2,203)	$(6,075)	$3,872

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Nine Months Ended September 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$19,267	$741	5.14%	$8,937	$114	1.70%
Interest-bearing deposits at financial institutions	83,783	3,151	5.03%	63,740	584	1.23%
Investment securities - taxable	340,140	10,847	4.24%	331,222	8,792	3.53%
Investment securities - nontaxable (1)	599,070	19,892	4.43%	558,860	17,494	4.17%
Restricted investment securities	38,817	1,677	5.70%	34,071	1,439	5.57%
Gross loans/leases receivable (1) (2) (3)	6,288,343	285,136	6.06%	5,456,037	180,896	4.43%
Total interest earning assets	7,369,420	321,444	5.83%	6,452,867	209,319	4.33%

Noninterest-earning assets:
Cash and due from banks	72,767			80,157
Premises and equipment, net	118,408			103,409
Less allowance for estimated losses on loans/leases	(86,840)			(84,360)
Other	567,386			453,915
Total assets	$8,041,141			$7,005,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$4,099,789	84,565	2.76%	$3,629,735	17,704	0.65%
Time deposits	1,020,421	27,225	3.57%	508,067	3,527	0.93%
Short-term borrowings	3,588	152	5.66%	4,945	87	2.37%
Federal Home Loan Bank advances	311,740	11,898	5.03%	264,718	3,447	1.72%
Other borrowings	—	—	—%	1,429	53	4.90%
Subordinated notes	232,784	9,922	5.68%	143,104	5,888	5.49%
Junior subordinated debentures	48,646	2,130	5.77%	44,457	1,926	5.71%
Total interest-bearing liabilities	5,716,968	135,892	3.17%	4,596,455	32,632	0.95%

Noninterest-bearing demand deposits	1,151,873			1,419,815
Other noninterest-bearing liabilities	355,709			244,849
Total liabilities	7,224,550			6,261,119

Stockholders' equity	816,591			744,869
Total liabilities and stockholders' equity	$8,041,141			$7,005,988
Net interest income		$185,552			$176,687
Net interest spread			2.66%			3.38%
Net interest margin			3.00%			3.44%
Net interest margin (TEY)(Non-GAAP)			3.37%			3.66%
Adjusted net interest margin (TEY)(Non-GAAP)			3.34%			3.60%
Ratio of average interest earning assets to average interest-bearing liabilities	128.90%			140.39%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the nine months ended September 30, 2023

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2023 vs. 2022
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$627	$399	$228
Interest-bearing deposits at other financial institutions	2,567	2,329	238
Investment securities - taxable	2,055	1,812	243
Investment securities - nontaxable (2)	2,398	1,113	1,285
Restricted investment securities	238	34	204
Gross loans/leases receivable (2) (3)	104,240	73,689	30,551
Total change in interest income	112,125	79,376	32,749

INTEREST EXPENSE
Interest-bearing demand deposits	66,861	64,296	2,565
Time deposits	23,698	17,486	6,212
Short-term borrowings	65	108	(43)
Federal Home Loan Bank advances	8,451	7,737	714
Other borrowings	(53)	(27)	(26)
Subordinated notes	4,034	211	3,823
Junior subordinated debentures	204	21	182
Total change in interest expense	103,260	89,832	13,427

Total change in net interest income	$8,865	$(10,456)	$19,322

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased $29.3 million, comparing the third quarter of 2023 to the same period of 2022, and increased $102.6 million when comparing the first nine months of 2023 to the same period of 2022.  Interest income (tax equivalent) increased $32.6 million, comparing the third quarter of 2023 to the same period of 2022, and increased $112.1 million when comparing the first nine months of 2023 to the same period of 2022. This was primarily due to the GFED acquisition, but also due to continued loan growth and repricing of the Company’s floating rate loan portfolio with rapidly rising interest rates.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense increased $34.8 million, comparing the third quarter of 2023 to the same period of 2022, and increased $103.3 million when comparing the first nine months of 2023 to the same period of 2022.  The increase is primarily due to the GFED acquisition in conjunction with a significant increase in cost of funds given the sharp rising rate environment. The Company’s cost of funds was 3.54% for the quarter ended September 30, 2023, which was up from 1.43% for the quarter ended September 30, 2022.  The Company’s cost of funds was 3.17% for the nine months ended September 30, 2023, which was up from 0.95% for the nine months ended September 30, 2022.  The Company has also experienced a shift of the composition of our deposits from noninterest and lower interest beta deposits to higher beta deposits.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

	(dollars in thousands)		(dollars in thousands)

Provision for credit losses - loans and leases	$3,260	$331	$9,031	$8,623
Provision for credit losses - off-balance sheet exposures	546	(331)	1,320	(339)
Provision for credit losses - held to maturity securities	—	—	—	—
Provision for credit losses - available for sale securities	—	—	989	—
Total provision for credit losses	$3,806	$—	$11,340	$8,284

The Company had total provision for credit losses on loans and leases of $3.3 million for the third quarter of 2023, which was up from $331 thousand for the same period of 2022, primarily driven by loan growth during the quarter.  The provision related to OBS was $546 thousand for the third quarter of 2023 compared to a negative $331 thousand for the for the third quarter of 2022. The increase was due to an increase in the balance of OBS exposures. There was no provision related to HTM securities for the third quarter of 2023 or 2022.  There was no provision related to AFS securities for the third quarter of 2023 or 2022.

Provision for loans and leases for the first nine months of 2023 totaled $9.0 million, up from $8.6 million in the first nine months of 2022.  The increase in provision on loans and leases was driven by loan growth and higher criticized loan balances. The provision related to OBS was $1.3 million for the first nine months of 2023, compared to a negative $339 thousand for the for the first nine months of 2022. The increase was due to an increase in the balance of OBS exposures.  There was no provision related to HTM securities for the first nine months of 2023 or 2022. The provision related to AFS securities was $989 thousand in the first nine months of 2023 as compared to no provision for the first nine months of 2022.  The increase was entirely due to an impairment of one subordinated debt investment in a failed bank in the first quarter of 2023.  This was a legacy investment acquired as part of the 2022 GFED acquisition and an allowance was established for the entire balance of the investment.

The ACL for loans and leases is established based on a number of factors, including the Company's historical loss experience, delinquencies and charge-off trends, economic and other forecasts, the local, state and national economies and risk associated with the loans/leases and securities in the portfolio, as described in more detail in the “Critical Accounting Policies and Critical Accounting Estimates” section of this discussion.

The Company had an ACL for loans/leases held for investment of 1.39% of total gross loans/leases held for investment at September 30, 2023, compared to 1.41% at June 30, 2023 and 1.51% at September 30, 2022.  Management has evaluated the allowance needed on the loans acquired prior to the adoption of ASU 2016-13 on January 1, 2021, factoring in the

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

remaining discount, which was $4.6 million and $11.8 million at September 30, 2023 and September 30, 2022, respectively.

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

NONINTEREST INCOME

The following table sets forth the various categories of noninterest income for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended
	September 30,	September 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)

Trust fees	$2,863	$2,537	$326	12.8%
Investment advisory and management fees	947	921	26	2.8
Deposit service fees	2,107	2,214	(107)	(4.8)
Gains on sales of residential real estate loans, net	476	641	(165)	(25.7)
Gains on sales of government guaranteed portions of loans, net	—	50	(50)	(100.0)
Capital markets revenue	15,596	10,545	5,051	47.9
Earnings on bank-owned life insurance	1,807	605	1,202	198.7
Debit card fees	1,584	1,453	131	9.0
Correspondent banking fees	450	189	261	138.1
Loan related fee income	800	652	148	22.7
Fair value gain (loss) on derivatives	(336)	904	(1,240)	(137.2)
Other	299	384	(85)	(22.1)
Total noninterest income	$26,593	$21,095	$5,498	26.1%

	Nine Months Ended
	September 30,	September 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)

Trust fees	$8,613	$7,997	$616	7.7%
Investment advisory and management fees	2,812	2,940	(128)	(4.4)
Deposit service fees	6,169	5,992	177	3.0
Gains on sales of residential real estate loans, net	1,288	1,943	(655)	(33.7)
Gains on sales of government guaranteed portions of loans, net	30	69	(39)	(56.5)
Capital markets revenue	55,109	29,971	25,138	83.9
Securities losses, net	(451)	—	(451)	(100.0)
Earnings on bank-owned life insurance	3,352	1,301	2,051	157.6
Debit card fees	4,639	3,959	680	17.2
Correspondent banking fees	1,197	710	487	68.6
Loan related fee income	2,221	1,814	407	22.4
Fair value gain (loss) on derivatives	(680)	2,242	(2,922)	(130.3)
Other	656	572	84	14.7
Total noninterest income	$84,955	$59,510	$25,445	42.8%

The Company continues to be successful in expanding its wealth management client base and new assets under management. Trust fees continue to be a significant contributor to noninterest income. Assets under management decreased $556.2 million since June 30, 2023 due to market fluctuation but have increased by $529.3 million since September 30, 2022.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. Trust fees are primarily determined based on the market value of the investments within the fully-managed trusts. Trust fees increased 13%, comparing the  third quarter of 2023 to the same period of the prior year, and increased 8% when comparing the first nine months of 2023 to the first nine months of 2022 due to market volatility.  The Company expects trust fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Investment advisory and management fees increased 3% comparing the third quarter of 2023 to the same period of the prior year, and they decreased 4% when comparing the first nine months of 2023 to the first nine months of 2022. Similar to trust fees, investment advisory and management fees are largely determined based on the market value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Deposit service fees decreased 5% comparing the third quarter of 2023 to the same period of the prior year.  The decrease was primarily due to a decrease in NSF and service charge fee income. Deposit service fees increased 3% when comparing the first nine months of 2023 to the first nine months of 2022. This increase was primarily due to the GFED acquisition. The Company continues to be successful in expanding its core deposit base.

Gains on sales of residential real estate loans, net, decreased 26% when comparing the third quarter of 2023 to the same period of the prior year, and they decreased 34% when comparing the first nine months of 2023 to the first nine months of 2022. The decreases were due to decreased volume of residential real estate purchases and the refinancing of residential real estate loans with the sharp increase in mortgage rates.

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

Capital markets revenue totaled $15.6 million for the second quarter of 2023, compared to $10.5 million for the third quarter of 2022.  Capital markets revenue totaled $55.1 million for the first nine months of 2023 compared to $30.0 million for the first nine months of 2022. The increase was primarily due to higher capital markets revenue from swap fees due to improvements in the supply chain and resetting of deal stacks for the current interest rate environment.  In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans.  The mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. Future levels of swap fees are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment. The Company has one LIHTC securitization that closed in October and one LIHTC securitization scheduled to close prior to the end of November. LIHTC securitizations will continue on an ongoing basis, as a tool to provide capacity for continued LIHTC loan production and the corresponding capital markets revenue generated from this business.

There were no securities gains or losses for the three months ended September 30, 2023 and September 30, 2022.  Securities losses totaled $451 thousand for the nine months ended September 30, 2023.  There were no securities gains or losses for the nine months ended September 30, 2022.  The Company sold $29 million of securities during the first quarter of 2023.  The securities sold were part of a strategy to partially deleverage the balance sheet with an anticipated rapid earn back of the modest loss before the end of the calendar year.

Earnings on BOLI increased 199% comparing the third quarter of 2023 to the third quarter of 2022, and increased 158% comparing the first nine months of 2023 to the first nine months of 2022. The increase was primarily due to income of $1.1 million on death benefit proceeds of a former executive that were received in the third quarter of 2023. There were no purchases of BOLI in the first nine months of 2023.  BOLI purchases totaled $10.0 million in 2022 related to the GFED acquisition.  Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 9% comparing the third quarter of 2023 to the same period of the prior year, and increased 17% comparing the first nine

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

months of 2023 to the first nine months of 2022. The increase was primarily due to the GFED acquisition.  The fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 138% comparing the third quarter of 2023 to the same period of the prior year, and increased 69% comparing the first nine months of 2023 to the first nine months of 2022. The increase was primarily due to a shift of correspondent banking balances from non-interest bearing accounts to interest bearing accounts, in light of increasing rates. Fees from correspondent banks generally increase when non-interest bearing account balances decrease. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 180 banks in Iowa, Illinois, Missouri and Wisconsin.

Loan-related fee income increased 23% comparing the third quarter of 2023 to the same period of the prior year, and increased 22% comparing the first nine months of 2023 to the first nine months of 2022.  The increase was primarily due to the increase in loan growth.

Fair value loss on derivatives was $336 thousand in the third quarter of 2023, as compared to $904 thousand in gains in the same period of the prior year.  Fair value loss on derivatives was $680 thousand in the first nine months of 2023 as compared to $2.2 million in fair value gain on derivatives in the first nine months of 2022.  The decrease was due to the rapidly rising interest rate environment.  The Company uses cap instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.  See Note 4 to the Consolidated Financial Statements for additional information.

Other noninterest income decreased 22% comparing the third quarter of 2023 to the same period of the prior year. Other noninterest income increased 15% comparing the first nine months of 2023 to the first nine months of 2022. Included in other noninterest income is income on equity investments.  Income on equity investments is largely determined based on the market value of the investments managed. As a result, income fluctuates with market valuations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended
	September 30,	September 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$32,098	$29,175	$2,923	10.0%
Occupancy and equipment expense	6,228	6,033	195	3.2
Professional and data processing fees	4,456	4,477	(21)	(0.5)
Acquisition costs	—	315	(315)	(100.0)
Post-acquisition compensation, transition and integration costs	—	62	(62)	(100.0)
FDIC insurance, other insurance and regulatory fees	1,721	1,497	224	15.0
Loan/lease expense	826	390	436	111.8
Net cost of and gains/losses on operations of real estate	3	19	(16)	(84.2)
Advertising and marketing	1,429	1,437	(8)	(0.6)
Communication and data connectivity	478	639	(161)	(25.2)
Supplies	335	289	46	15.9
Bank service charges	605	568	37	6.5
Correspondent banking expense	232	218	14	6.4
Intangibles amortization	691	787	(96)	(12.2)
Payment card processing	733	477	256	53.7
Trust expense	432	227	205	90.3
Other	814	1,136	(322)	(28.3)
Total noninterest expense	$51,081	$47,746	$3,335	7.0%

	Nine Months Ended
	September 30,	September 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$95,560	$82,774	$12,786	15.4%
Occupancy and equipment expense	18,242	15,948	2,294	14.4
Professional and data processing fees	12,048	12,513	(465)	(3.7)
Acquisition costs	—	4,139	(4,139)	(100.0)
Post-acquisition compensation, transition and integration costs	207	4,858	(4,651)	(95.7)
FDIC insurance, other insurance and regulatory fees	5,022	4,201	821	19.5
Loan/lease expense	2,034	1,418	616	43.4
Net cost of (income from) and gains/losses on operations of other real estate	(64)	77	(141)	(183.1)
Advertising and marketing	4,401	3,396	1,005	29.6
Communication and data connectivity	1,614	1,626	(12)	(0.7)
Supplies	921	772	149	19.3
Bank service charges	1,831	1,719	112	6.5
Correspondent banking expense	663	630	33	5.2
Intangibles amortization	2,222	2,067	155	7.5
Payment card processing	1,820	1,365	455	33.3
Trust expense	983	609	374	61.4
Other	2,089	2,207	(118)	(5.3)
Total noninterest expense	$149,593	$140,319	$9,274	6.6%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the third quarter of 2022 to the third quarter of 2023 by 10%, and increased from the first nine months of 2022 to the first nine months of 2023

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

by 15%.  The increased expense was primarily related to higher variable compensation and to the GFED acquisition, which resulted in an increase of 165 full-time equivalent employees.

Occupancy and equipment expense increased 3% comparing the third quarter of 2023 to the same period of the prior year, and increased 14% comparing the first nine months of 2023 to the first nine months of 2022. The increase was due to higher depreciation expense and computer hardware expense related to the GFED acquisition.

Professional and data processing fees remained stable comparing the third quarter of 2023 to the same period in 2022, and decreased 4% comparing the first nine months of 2023 to the first nine months of 2022.  Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

There were no acquisition costs incurred in the third quarter of 2023 or in the first nine months of 2023.  Acquisition costs totaled $315 thousand the third quarter of 2022 and $4.1 million the first nine months of 2022. The acquisition costs, comprised primarily of legal, accounting and other professional fees, related to the acquisition of GFED.

There were no post-acquisition compensation, transition and integration costs in the third quarter of 2023, whereas such costs totaled $207 thousand in the first nine months of 2023. Post-acquisition compensation, transition and integration costs totaled $62 thousand in the third quarter of 2022 and totaled $4.9 million in the nine months ended September 30, 2022.  These costs were comprised primarily of IT integration and data conversion costs related to the acquisition of GFED.

FDIC insurance, other insurance and regulatory fee expense increased 15%, comparing the third quarter of 2023 to the third quarter of 2022, and increased 20% comparing the first nine months of 2023 to the first nine months of 2022.  The increase in expense was due to a 30% increase in the asset size of the Company and an increase in announced FDIC rates for 2023, which increased the Company’s insurance rates and expenses.

Loan/lease expense increased 112% when comparing the third quarter of 2023 to the same quarter of 2022, and increased 43% comparing the first nine months of 2023 to the first nine months of 2022. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs. NPLs have increased 97% since September 30, 2022.

Net income from and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net cost of and gains/losses on operations of other real estate for the third quarter of 2023 totaled $3 thousand, compared to net cost of and gains/losses on operations of other real estate of $19 thousand for the third quarter of 2022. Net income from and gains/losses on operations of other real estate totaled $64 thousand for the first nine months of 2023, compared to net cost of and gains/losses on operations of other real estate of $77 thousand for the first nine months of 2022. The gain on sale of OREO for the nine months ended September 30, 2023 was related to the sale of three properties.

Advertising and marketing expense remained stable comparing the third quarter of 2023 to the third quarter of 2022, and increased 30% comparing the first nine months of 2023 to the first nine months of 2022. The increase in expense was primarily due to the GFED acquisition and increased marketing of our deposit products.

Communication and data connectivity expense decreased 25% comparing the third quarter of 2023 to the third quarter of 2022 primarily due to a reduction in long distance charges, cell phone and air card expenses as the Company continues to improve operational efficiencies.  Communication and data connectivity expense remained stable comparing the first nine months of 2023 to the first nine months of 2022.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Supplies expense increased 16% comparing the third quarter of 2023 to the third quarter of 2022, and increased 19% comparing the first nine months of 2023 to the first nine months of 2022. This increase is primarily due to an increase in supply stock and the GFED acquisition.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 7% when comparing the third quarter of 2023 to the same quarter of 2022, and increased 7% comparing the first nine months of 2023 to the first nine months of 2022.  As transaction volumes continue to increase, the associated expenses are expected to also increase.

Correspondent banking expense increased 6% when comparing the third quarter of 2023 to the same quarter of 2022, and increased 5% comparing the first nine months of 2023 to the first nine months of 2022.  These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense decreased 12% when comparing the third quarter of 2023 to the same quarter of 2022, and increased 8% comparing the first nine months of 2023 to the first nine months of 2022. The year-to-date increase is due to the GFED acquisition.  These expenses will naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

Payment card processing expense increased 54% when comparing the third quarter of 2023 to the same quarter of 2022 due to one-time charges and adjustments, and increased 33% comparing the first nine months of 2023 to the first nine months of 2022 due to the GFED acquisition as they have a large client base.

Trust expense increased 90% when comparing the third quarter of 2023 to the same quarter of 2022, and increased 61% comparing the first nine months of 2023 to the first nine months of 2022. The increase was due to new relationships added in 2023 totaling $576.8 million of new assets under management as well as costs for a conversion to a new core system.

Other noninterest expense decreased 28% when comparing the third quarter of 2023 to the third quarter of 2022.  The decrease was primarily due to a higher loss on disposal of fixed assets in the third quarter of 2022. Other noninterest expense decreased 5% comparing the first nine months of 2023 to the first nine months of 2022. Included in other noninterest expense are items such as meals and entertainment, subscriptions, loss on disposal of fixed assets, sales and use tax and expenses related to wealth management.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INCOME TAXES

In the third quarter of 2023, the Company incurred income tax expense of $1.8 million. During the first nine months of the year, the Company incurred income tax expense of $8.6 million. The Company benefitted in the third quarter of 2023 from a full quarter of strong growth in tax-exempt loan and bond portfolios that was added during the late portion of the second quarter and throughout the third quarter.  As a result, this has helped drive the Company’s effective tax rate lower. Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 5 to the Consolidated Financial Statements for additional detail.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	September 30, 2023		June 30, 2023		December 31, 2022		September 30, 2022

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$184,915	2%	$259,096	3%	$183,993	2%	$157,325	2%
Securities	896,394	10%	882,888	11%	928,102	12%	879,450	11%
Net loans/leases	6,518,638	77%	6,293,523	77%	6,051,165	76%	5,918,121	77%
Derivatives	291,295	3%	170,294	2%	177,631	2%	185,037	2%
Other assets	648,815	8%	620,872	7%	607,946	8%	590,116	8%
Total assets	$8,540,057	100%	$8,226,673	100%	$7,948,837	100%	$7,730,049	100%

Total deposits	$6,494,852	76%	$6,606,720	81%	$5,984,217	75%	$5,941,035	76%
Total borrowings	712,126	8%	418,368	5%	825,894	10%	701,491	9%
Derivatives	320,220	4%	195,841	2%	200,701	3%	209,479	3%
Other liabilities	184,476	2%	183,055	2%	165,301	2%	140,972	2%
Total stockholders' equity	828,383	10%	822,689	10%	772,724	10%	737,072	10%
Total liabilities and stockholders' equity	$8,540,057	100%	$8,226,673	100%	$7,948,837	100%	$7,730,049	100%

During the third quarter of 2023, the Company's total assets increased $313.4 million, or 4%, from June 30, 2023, to a total of $8.5 billion. The Company’s net loans/leases increased $225.1 million in the third quarter of 2023. The increase in net loans/leases was driven primarily by strength in our low-income housing tax credit lending business.  The Company also experienced improved loan demand from its traditional commercial lending/leasing businesses.

INVESTMENT SECURITIES

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk, maximizing return and minimizing credit risk. Over the years, the Company has further invested in tax-exempt municipal securities made up of 89% general obligation bonds and 11% revenue bonds. The majority are privately placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company's existing markets) and diversified across many issuers. The Company monitors the investments and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances that require a thorough underwriting process before investment and are generated by our specialty finance group.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company's securities portfolio by type:

	As of
	September 30, 2023		June 30, 2023		December 31, 2022		September 30, 2022
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. treasuries and govt. sponsored agency securities	$16,002	2%	$18,942	2%	$16,981	2%	$20,527	2%
Municipal securities	764,017	85%	743,608	84%	779,270	84%	724,006	83%
Residential mortgage-backed and related securities	57,946	6%	60,957	7%	66,215	7%	68,844	8%
Asset-backed securities	16,326	2%	17,393	2%	18,728	2%	19,630	2%
Other securities	42,283	5%	42,168	5%	46,908	5%	46,443	5%
	$896,574	100%	$883,068	100%	$928,102	100%	$879,450	100%

Securities as a % of total assets	10.50%		10.73%		11.68%		11.38%
Net unrealized losses as a % of Amortized Cost	(16.86)%		(9.81)%		(11.26)%		(10.27)%
Duration (in years)	5.5		5.7		5.5		9.0
Quarterly yield on investment securities (tax equivalent)	4.55%		4.31%		3.99%		4.05%

Due to increases in intermediate and long-term interest rates during 2023, which directly impact the fair value of the Company’s AFS portfolio, the AFS portfolio declined $59.7 million, or 17.5%, from December 31, 2022 to September 30, 2023, primarily attributable to an increase in unrealized losses.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases grew 10.2% on an annualized basis during the first nine months of 2023.  The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following table.

	As of
	September 30, 2023		June 30, 2023		December 31, 2022		September 30, 2022
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$299,588	5%	$304,617	5%	$296,869	5%	$332,996	5%
C&I - other *	1,487,568	22%	1,402,553	21	1,451,693	23	1,415,996	24
CRE - owner occupied	610,618	9%	609,717	10	629,367	10	627,558	10
CRE - non-owner occupied	955,552	14%	963,814	15	963,239	16	920,876	15
Construction and land development	1,394,054	21%	1,307,766	21	1,192,061	19	1,149,503	19
Multi-family	1,156,980	18%	1,100,794	17	963,803	16	933,118	16
Direct financing leases	34,401	1%	32,937	1	31,889	1	33,503	1
1-4 family real estate	539,931	8%	535,405	8	499,529	8	487,508	8
Consumer	127,615	2%	121,717	2	110,421	2	107,552	2
Total loans/leases	$6,606,307	100%	$6,379,320	100%	$6,138,871	100%	$6,008,610	100%
Less allowance	(87,669)		(85,797)		(87,706)		(90,489)
Net loans/leases	$6,518,638		$6,293,523		$6,051,165		$5,918,121

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. As of September 30, 2023 and June 30, 2023, approximately 14% and 15% of the CRE loan portfolio (as defined below) was owner-occupied, respectively.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of September 30, 2023:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate. Within the CRE Loan portfolio, there is minimal office exposure, totaling $188.9 million or 2.9% of total loans at September 30, 2023.

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2023		2023		2022		2022
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Residential Buildings	$2,213,149	51%	$2,091,510	50%	$1,861,197	48%	$1,745,720	48%
Lessors of Nonresidential Buildings	610,919	14%	591,128	14%	537,940	13%	618,190	17%
Hotels	128,177	3%	131,832	3%	145,662	4%	121,310	3%
New Multifamily Housing Construction	83,142	2%	80,338	2%	82,905	2%	40,787	1%
New Housing For-Sale Builders	81,054	2%	76,592	2%	71,991	2%	64,895	2%
Other *	1,201,135	28%	1,211,059	29%	1,216,679	31%	1,020,214	29%
Total CRE Loans	$4,317,576	100%	$4,182,459	100%	$3,916,374	100%	$3,611,116	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $60.7 million, or approximately 1.4% of total CRE loans in the most recent period presented.

The Company’s construction and land development loan portfolio includes the following:

	As of
	September 30, 2023		June 30, 2023		December 31, 2022		September 30, 2022
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

LIHTC	$921,359	66%	$870,084	67%	$743,075	62%	$705,487	61%
Construction (commercial)	389,947	28	359,202	27	352,941	30	353,007	32
Land development	67,186	5	61,973	5	66,825	6	70,830	6
Construction (residential)	15,562	1	16,507	1	29,220	2	20,179	2
Total construction and land development	$1,394,054	100%	$1,307,766	100%	$1,192,061	100%	$1,149,503	100%

The Company's 1-4 family real estate loan portfolio includes the following:

●	Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid long-term interest rate risk.
●	A limited amount of 15-year, 20-year and 30-year fixed rate residential real estate loans that meet certain credit guidelines.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2023		2023		2022		2022
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$77,383	23%	$74,534	23%	$70,821	23%	$69,328	23%
Freightliners	25,081	7%	27,171	8%	26,433	9%	22,256	7%
Trailers	24,360	7%	25,406	8%	23,186	7%	22,074	7%
Tractor	20,822	6%	20,410	6%	17,740	6%	17,297	6%
Manufacturing - General	19,424	6%	18,263	6%	17,493	6%	17,079	6%
Construction - General	18,104	5%	17,882	5%	16,256	5%	15,845	5%
Food Processing Equipment	14,164	4%	13,838	4%	14,304	5%	14,566	5%
Marine - Travelifts	13,646	4%	13,375	4%	14,653	5%	13,930	5%
Computer Equipment	13,006	4%	9,388	3%	7,736	2%	7,874	3%
Aesthetic Equipment	10,235	3%	9,684	3%	8,311	3%	7,190	2%
Computer Hardware	8,953	3%	12,794	4%	9,617	3%	8,945	3%
Other *	95,863	28%	85,733	26%	83,382	26%	84,370	28%
Total m2 loans and leases	$341,041	100%	$328,478	100%	$309,932	100%	$300,754	100%

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

Changes in the ACL for loans/leases for the three and nine months ended September 30, 2023 and 2022 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(dollars in thousands)		(dollars in thousands)

Balance, beginning	$85,797	$92,425	$87,706	$78,721
Initial ACL recorded for PCD loans	—	—	—	5,902
Change in ACL for writedown of LHFS to fair value	175	—	(3,811)	—
Provision	3,260	331	9,031	8,623
Charge-offs	(1,816)	(2,489)	(6,038)	(3,565)
Recoveries	253	222	781	808
Balance, ending	$87,669	$90,489	$87,669	$90,489

Changes in the ACL for OBS exposures for the three and nine months ended September 30, 2023 and 2022 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(dollars in thousands)		(dollars in thousands)

Balance, beginning	$6,326	$6,878	$5,552	$6,886
Provisions (credited) to expense	546	(331)	1,320	(339)
Balance, ending	$6,872	$6,547	$6,872	$6,547

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2022

	(dollars in thousands)

Special Mention (Rating 6)	$127,202	$116,910	$98,333	$63,973
Substandard (Rating 7)/Classified loans	69,369	63,956	66,021	77,317
Doubtful (Rating 8)/Classified loans	—	—	—	—
Criticized Loans	$196,571	$180,866	$164,354	$141,290

Criticized Loans as a % of Total Loans/Leases	2.98%	2.84%	2.68%	2.35%
Classified Loans as a % of Total Loans/Leases	1.05%	1.00%	1.08%	1.29%

*      Amounts above include the government guaranteed portion, if any. For the calculation of ACL, the Company assigns internal risk ratings of Pass (Rating 2) for the government guaranteed portion.

Criticized loans increased 8% and classified loans increased 9% from June 30, 2023 to September 30, 2023 due to the downgrade of four large relationships that are still performing. The Company continues its strong focus on maintaining credit quality in an effort to limit NPLs.

	As of
	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2022
ACL for loans/leases / Total loans/leases held for investment	1.39%	1.41%	1.43%	1.51%
ACL for loans/leases / NPLs	253.61%	328.16%	1,000.07%	516.67%

Although management believes that the ACL at September 30, 2023 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision for credit losses.  Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and equipment financing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of September 30,	As of June 30,	As of December 31,	As of September 30,
	2023	2023	2022	2022

	(dollars in thousands)

Nonaccrual loans/leases (1)	$34,568	$26,062	$8,765	$17,511
Accruing loans/leases past due 90 days or more	—	83	5	3
Total NPLs	34,568	26,145	8,770	17,514
Other repossessed assets	—	—	—	340
OREO	120	—	133	177
Total NPAs	$34,688	$26,145	$8,903	$18,031

NPLs to total loans/leases	0.52%	0.41%	0.14%	0.29%
NPAs to total loans/leases plus repossessed property	0.53%	0.41%	0.15%	0.30%
NPAs to total assets	0.41%	0.32%	0.11%	0.23%
Nonaccrual loans/leases to total loans/leases	0.52%	0.41%	0.14%	0.29%
ACL to nonaccrual loans	253.61%	329.20%	1,000.64%	516.76%

(1)	Includes government guaranteed portion of loans, as applicable.

NPAs at September 30, 2023 were $34.7 million, up $8.5 million from June 30, 2023, and $16.7 million from September 30, 2022.  The increase in NPAs during the quarter was driven by three client relationships from unrelated industries. Approximately one-third of total NPAs consist of one credit and the Company believes this credit will be resolved without a loss. The ratio of NPAs to total assets was 0.41% at September 30, 2023, up from 0.32% at June 30, 2023, and up from 0.23% at September 30, 2022.

The majority of the NPAs consist of nonaccrual loans/leases. For nonaccrual loans/leases, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.

OREO is carried at the lower of carrying amount or fair value less costs to sell.

The Company's lending/leasing practices remain unchanged and asset quality remains a priority for management.

DEPOSITS

Deposits decreased $111.9 million during the third quarter of 2023. During the third quarter of 2023, the Company’s deposits, excluding brokered deposits, decreased $9.0 million to a total of $6.2 billion, or 0.1%. The Company reduced $102.8 million of brokered deposits in the third quarter.

The table below presents the composition of the Company's deposit portfolio.

	As of
	September 30, 2023		June 30, 2023		December 31, 2022		September 30, 2022
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$1,027,791	16%	$1,101,605	17%	$1,262,981	21%	$1,315,555	22%
Interest bearing demand deposits	4,416,725	68%	4,374,847	65%	3,875,497	65%	3,904,303	66%
Time deposits	788,692	12%	765,801	12%	744,593	12%	672,133	11%
Brokered deposits	261,644	4%	364,467	6%	101,146	2%	49,044	1%
	$6,494,852	100%	$6,606,720	100%	$5,984,217	100%	$5,941,035	100%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Estimated total uninsured and uncollateralized deposits represented 20.1% of total consolidated deposits at September 30, 2023. The Company maintained approximately $3.0 billion of available liquidity sources at September 30, 2023, which includes $1.1 billion of immediately available liquidity.

The Company actively participates in the ICS/CDARS program, which is a trusted resource that provides FDIC insurance coverage for clients that maintain larger deposit balances.  Deposits in the ICS/CDARS program totaled $2.1 billion, or 31.6% of all deposits, as of September 30, 2023.

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

	As of
	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2022

	(dollars in thousands)

Federal funds purchased	$470	$1,850	$129,630	$85,180

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the Company's FHLB advances.

	As of
	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2022
	(dollars in thousands)

Term FHLB advances	$135,000	$135,000	$—	$—
Overnight FHLB advances	295,000	—	415,000	335,000
	$430,000	$135,000	$415,000	$335,000

The Company had an increase in overnight FHLB advances of $295.0 million from June 30, 2023 to September 30, 2023.  The increase was primarily due to the need to fund strong loan growth. The Company had no change in term FHLB advances from June 30, 2023 to September 30, 2023.

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

	September 30, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

	(dollars in thousands)
Year ending December 31:
2023	$429,252	5.44%	$516,146	4.69%
2024	127,392	5.23	—	—
2025	—	—	—	—
2026	45,000	5.01	—	—
2027	45,000	4.82	—	—
Thereafter	45,000	4.64	—	—
Total Wholesale Funding	$691,644	5.28%	$516,146	4.69%

During the first nine months of 2023, wholesale funding increased $175.5 million due to intentionally bolstering on-balance sheet liquidity and funding strong loan growth.

The Company renewed its revolving credit note in the second quarter of 2023.  At renewal, the line amount totaled $50.0 million.  Interest on the revolving line of credit is calculated at the greater of: (a) the effective Prime Rate less 0.50% and (b) 3.00% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.  There was no outstanding balance on the revolving line of credit at September 30, 2023.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2022

	(dollars in thousands)

Common stock	$16,732	$16,714	$16,796	$16,885
Additional paid in capital	369,833	368,860	370,712	372,086
Retained earnings	523,142	499,024	450,114	422,958
AOCI	(81,324)	(61,909)	(64,898)	(74,857)
Total stockholders' equity	$828,383	$822,689	$772,724	$737,072

TCE / TA ratio (non-GAAP)	8.05%	8.28%	7.93%	7.68%

*     TCE/TA ratio is defined as total common stockholders' equity excluding goodwill and other intangibles divided by total assets. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

AOCI decreased $19.4 million during the third quarter of 2023 due to a decrease in the value of the Company’s AFS securities portfolio and certain derivatives resulting from the change in interest rates during the third quarter.

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021. As of September 30, 2023, the Company had purchased 745,000 shares under the program and all shares purchased have been retired.  No shares were repurchased during the third quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid an over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $184.9 million at September 30, 2023. The Company’s liquidity sources as of September 30, 2023 are summarized as follows:

As of
September 30, 2023
(dollars in billions)

Excess cash	$0.1
Borrowing capacity at FHLB	0.7
Borrowing capacity at FRB	0.2
Secured line of credit with upstream counterparty	0.1
Immediately available liquidity	$1.1
Fed funds lines of credit	0.5
Brokered deposit capacity limited by Company policy	1.4
Total available liquidity excluding unpledged AFS/HTM securities	$3.0

Including unpledged AFS and HTM securities of approximately $867.8 million, the Company’s total liquidity is strong at over 45% of total assets.

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

During the third quarter of 2023, the Company’s core deposits, excluding brokered deposits, remained static at a total of $6.2 billion.  Total uninsured and uncollateralized deposits represented 20.1% of total consolidated deposits. The Company maintained approximately $1.1 billion of immediately available liquidity at quarter-end.

The Company has increased pledging of loans to FHLB and the Fed in an effort to strengthen this contingent source of liquidity.

At September 30, 2023, the subsidiary banks had 25 unsecured lines of credit totaling $450.8 million with upstream correspondent banks.  The subsidiary banks also had availability of $144.3 million with the FRB which was secured. At September 30, 2023, the Company had the full $595.1 million available.

At December 31, 2022, the subsidiary banks had 27 unsecured lines of credit totaling $470.8 million with upstream correspondent banks.  The subsidiary banks also had availability of $31.0 million with the FRB which was secured. At December 31, 2022, $372.8 million of the $501.8 million was available.

At September 30, 2023, the subsidiary banks had availability of $730.1 million with the FHLB which was secured by loans totaling $2.2 billion.   At December 31, 2022, the subsidiary banks had availability of $551.6 million with the FHLB which was secured by loans totaling $1.7 billion.

As of September 30, 2023, the Company had $401.2 million in actual correspondent banking deposits spread over 180 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $426.5 million during the first nine months of 2023, compared to $404.4 million for the same period of 2022. The net decrease in federal funds sold was $36.6 million for the first nine months of 2023, compared to a net increase of $15.8 million for the same period of 2022. The net decrease in interest-bearing deposits at financial institutions was $7.0 million for the first nine months of 2023, compared to a net decrease of $49.6 million for the same period of 2022. Proceeds from calls, maturities, and paydowns of securities were $87.7 million for the first nine months of 2023, compared to $57.9 million for the same period of 2022. Purchases of securities used cash of $102.7 million for the first nine months of 2023, compared to $173.3 million for the same period of 2022. Proceeds from sales of securities were $30.6 million for the first nine months of 2023, compared to $111.4 million for the same period of 2022. The net increase in loans/leases used cash of $479.8 million for the first nine months of 2023 compared to $524.9 million for the same period of 2022.

Financing activities provided cash of $385.7 million for the first nine months of 2023, compared to $376.6 million for same period of 2022. Net increases in deposits totaled $510.6 million for the first nine months of 2023, compared to net decreases in deposits of $58.3 million for the same period of 2022. During the first nine months of 2023, the Company's short-term borrowings decreased $129.2 million, compared to an increase in short-term borrowings of $81.4 million for the same period of 2022. There were long-term FHLB advances of $135.0 million during the first nine months of 2023 compared to no long-term FHLB advances during the same period of 2022. There were no maturities and principal payments on FHLB term advances in the first nine months of 2023. There was a $16.0 million prepayment of FHLB term advances in the first nine months of 2022. Net decrease in overnight advances totaled $120.0 million for the first nine months of 2023 as compared to net increase of $320.0 million for the same period of 2022. There were no proceeds from subordinated notes in the first nine months of 2023.  Proceeds from subordinated notes totaled $100.0 million in the first

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

nine months of 2022. Repurchase and cancellation of shares totaled $8.7 million in the first nine months of 2023, as compared to $47.9 million for the same period of 2022.

Total cash provided by operating activities was $85.3 million for the first nine months of 2023, compared to $76.6 million for the same period of 2022.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities and subordinated notes.

The Company has one LIHTC securitization that closed in October and one LIHTC securitization scheduled to close prior to the end of November. LIHTC securitizations will continue to be an ongoing tool in managing liquidity and capital.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

●	The strength of the local, state, and national and international economies (including effects of inflationary pressures and supply chain constraints).
●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), acts of war or threats thereof (including the Russian invasion of Ukraine and the Israeli-Palestinian conflict) and other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.
●	Changes in local, state and federal laws, regulations and governmental policies concerning the Company’s general business and any other changes in response to the recent failures of other banks.
●	Changes in the interest rates and prepayment rates of the Company’s assets (including the impact of LIBOR phase-out and the recent potential additional rate increases by the Federal Reserve).

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

Internal asset/liability management teams, consisting of members of the subsidiary banks’ management, meet bi-weekly to manage the mix of assets and liabilities to maximize earnings and liquidity and minimize interest rate and other risks. Management also reviews the subsidiary banks' securities portfolios, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the board's objectives in an effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of September 30,	As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2023	2022	2021

300 basis point downward shock	(30.0)%	(0.2)%	(6.1)%	n/a
200 basis point downward shift	(10.0)%	1.5%	(0.2)%	n/a
200 basis point upward shift	(10.0)%	(2.1)%	(1.3)%	3.1%
300 basis point upward shock	(30.0)%	(5.2)%	(2.3)%	11.6%

With the shift in funding from non-interest bearing and lower beta deposits to higher beta deposits, the Company’s balance sheet is now moderately liability sensitive. Notably, management is conservative with the repricing assumptions on loans and deposits.  For example, management does not model any delay in loan and deposit betas despite historical experience and practice of delays in deposit betas.  Additionally, management does not model mix shift or growth in its standard scenarios which can be impactful.  As an alternative, management runs separate scenarios to capture the impact on delayed beta performance and various shifts in mix of loans and deposits. Finally, management models a variety of scenarios including some that stress key assumptions to help capture and isolate the impact of the management’s more conservative approach to the assumptions in the base model.

The simulation is within the board-established policy limits for all four scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at September 30, 2023 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of September 30, 2023. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 2           Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021. The repurchase program does not have an expiration date. There were no shares repurchased under the share repurchase program during the third quarter of 2023.

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

July 1-31, 2023	—	—	—	755,000
August 1-31, 2023	—	—	—	755,000
September 1-30, 2023	—	—	—	755,000
Total	—	$ -	—	755,000

Item 3           Defaults Upon Senior Securities

None

Item 4           Mine Safety Disclosures

Not applicable

Item 5           Other Information

During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2023 and September 30, 2022; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and September 30, 2022; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2023 and September 30, 2022; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	November 8, 2023	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	November 8, 2023	/s/ Todd A. Gipple
Todd A. Gipple
President
Chief Financial Officer

Date	November 8, 2023	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)