Form 10-K
period 2023-12-31
QCR HOLDINGS INC
filed 2024-02-29
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The Nasdaq Global Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $663,506,988.

As of February 15, 2024 the Registrant had outstanding 16,792,880 shares of common stock, $1.00 par value per share.

Documents incorporated by reference:

Part III of Form 10-K  incorporates by reference portions of the proxy statement for annual meeting of stockholders to be held in May 2024.

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

The Company engages in direct financing lease contracts and equipment financing agreements through m2, a wholly owned subsidiary of QCBT based in Waukesha, Wisconsin.

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

QCBT was capitalized on October 13, 1993, and commenced operations on January 7, 1994. QCBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. QCBT provides full service commercial, correspondent, and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices located in Bettendorf and Davenport, Iowa and in Moline, Illinois. QCBT, on a consolidated basis with m2, had total segment assets of $2.45 billion and $2.31 billion as of December 31, 2023 and 2022, respectively.

CRBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. The Company commenced operations in Cedar Rapids in June 2001, operating as a branch of QCBT. The Cedar Rapids branch operation then began functioning under the CRBT charter in September of 2001. Acquired branches of CNB operate as a division of CRBT under the name “Community Bank & Trust.”  CRBT provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids, Marion and Waterloo/Cedar Falls, Iowa and adjacent communities through its eight facilities. The headquarters for CRBT is located in downtown Cedar Rapids with three other branches located in Cedar Rapids, one branch in Marion, two branches located in Waterloo and one branch located in Cedar Falls. CRBT had total segment assets of $2.42 billion and $2.19 billion as of December 31, 2023 and 2022, respectively.

CSB is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. CSB was acquired by the Company in 2016. CSB provides full-service commercial and consumer banking to Des Moines, Iowa and adjacent communities through its headquarters located in Ankeny, Iowa and its eight other branch facilities throughout the greater Des Moines area. CSB had total segment assets of $1.43 billion and $1.30 billion as of December 31, 2023 and 2022, respectively.

GB is a Missouri-chartered commercial bank that is a member of the Federal Reserve System. GB, formerly known as Springfield First Community Bank, was acquired by the Company in 2018 through a merger with Springfield Bancshares. On April 2, 2022, GFED was merged into the Company and GFED’s wholly-owned bank subsidiary was merged into GB, expanding GB’s footprint in southwest Missouri. GB provides full-service commercial and consumer banking to the Springfield and Joplin, Missouri area and adjacent communities through its headquarters located in Springfield, Missouri and its 13 other branch facilities throughout the greater Springfield and Joplin area. GB had total segment assets of $2.28 billion and $2.15 billion as of December 31, 2023 and 2022, respectively.

Other Operating Subsidiaries. m2, which is based in Waukesha, Wisconsin, is engaged in the business of lending and leasing machinery and equipment to C&I businesses under direct financing lease contracts and equipment financing agreements.

Trust Preferred Subsidiaries. Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2023 and 2022:

		Amount Outstanding	Amount Outstanding		Interest	Interest
		as of	as of		Rate as of	Rate as of
Name	Date Issued	December 31, 2023	December 31, 2022	Interest Rate	December 31, 2023	December 31, 2022

		(dollars in thousands)

QCR Holdings Statutory Trust II	February 2004	$10,310	$10,310	2.85% over 3-month SOFR	8.44%	6.52%
QCR Holdings Statutory Trust III	February 2004	8,248	8,248	2.85% over 3-month SOFR	8.44%	6.52%
QCR Holdings Statutory Trust V	February 2006	10,310	10,310	1.55% over 3-month SOFR	7.21%	5.63%
Community National Statutory Trust II	September 2004	3,093	3,093	2.17% over 3-month SOFR	7.80%	6.92%
Community National Statutory Trust III	March 2007	3,609	3,609	1.75% over 3-month SOFR	7.40%	6.52%
Guaranty Bankshares Statutory Trust I	May 2005	4,640	4,640	1.75% over 3-month SOFR	7.40%	6.52%
Guaranty Statutory Trust II*	December 2005	10,310	10,310	1.45% over 3-month SOFR	7.09%	6.14%
		$50,520	$50,520	Weighted Average Rate	7.70%	6.29%

* Assumed in acquisition of GFED.

Securities issued by all of the trusts listed above mature 30 years from the date of issuance, but are all currently callable at par at any time. Interest rate reset dates vary by trust.

Business. The Company’s principal business consists of attracting deposits and investing those deposits in loans/leases and securities. The deposits of the subsidiary banks are insured to the maximum amount allowable by the FDIC. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans/leases and securities and the interest paid on deposits and borrowings. The Company’s operating results are affected by economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities, as described more fully in this Form 10-K, including in Appendix A “Supervision and Regulation.”  Its operating results also can be affected by trust fees, investment advisory and management fees, deposit service charge fees, capital markets revenue, gains on the sale of residential real estate and government guaranteed loans, earnings from BOLI and other noninterest income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses, bank service charges, FDIC and other insurance, loan/lease expenses and other administrative expenses.

The Company and its subsidiaries collectively employed 996 and 973 FTEs at December 31, 2023 and 2022, respectively.

The Federal Reserve is the primary federal regulator of the Company, QCBT, CRBT, CSB and GB.  QCBT, CRBT and CSB are also regulated by the Iowa Division of Banking and GB is regulated by the Missouri Division of Finance.

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

In accordance with Iowa regulation, the legal lending limit to one borrower for QCBT, CRBT and CSB, calculated as 15% of aggregate capital, was $43.0 million, $55.9 million, and $26.6 million, respectively, as of December 31, 2023. In accordance with Missouri regulation, the legal lending limit to one borrower for GB, calculated as 15% of aggregate capital, totaled $40.2 million as of December 31, 2023.

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

Specifically, each subsidiary bank’s total loans as a percentage of average assets may not exceed 85%. In addition, following are established policy limits and the actual allocations for the subsidiary banks as of December 31, 2023 for the loan portfolio organized by loan type, reflected as a percentage of the subsidiary bank’s gross loans:

	QCBT		CRBT		CSB		GB
	Maximum		Maximum		Maximum		Maximum
	Percentage	As of	Percentage	As of	Percentage	As of	Percentage	As of
	per Loan	December 31,	per Loan	December 31,	per Loan	December 31,	per Loan	December 31,
Type of Loan *	Policy***	2023	Policy***	2023	Policy***	2023	Policy***	2023
One-to-four family residential	30%	12%	25%	6%	25%	9%	30%	11%
Multi-family	15%	12%	15%	21%	25%	15%	20%	13%
Farmland	5%	1%	5%	—%	10%	1%	5%	4%
Non-farm, nonresidential	50%	15%	50%	22%	50%	23%	50%	34%
Construction and land development	20%	20%	15%	20%	35%	30%	15%	21%
C&I	60%	27%	60%	26%	50%	16%	25%	13%
Loans to individuals	10%	1%	10%	—%	10%	—%	5%	1%
Lease financing	30%	2%	5%	—%	5%	—%	5%	—%
Bank stock loans	**	—	10%	—%	10%	—%	20%	—%
All other loans	15%	10%	10%	5%	15%	6%	15%	3%
		100%		100%		100%		100%

*   The loan types above are as defined and reported in the subsidiary banks’ quarterly Reports of Condition and Income (also known as Call Reports).

** QCBT’s maximum percentage for bank stock loans is 150% of risk-based capital (bank stock loan commitments are limited to 200% of risk-based capital). At December 31, 2023, QCBT’s bank stock loans totaled 36% of risk-based capital.

*** Policy limits are compared to average loan balances rather than the current balance for monitoring purposes.

The following table presents total loans/leases by major loan/lease type and subsidiary as of December 31, 2023 and 2022. Residential real estate loans held for sale are included in residential real estate loans below.

									Consolidated
	QCBT		CRBT		CSB		GB		Total
	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
As of December 31, 2023
C&I - revolving	$87,872	4%	$97,521	6%	$66,266	6%	$73,584	4%	$325,243	5%
C&I - other	642,722	32%	435,543	25%	173,912	16%	229,601	13%	1,481,778	23%
CRE - owner occupied	150,153	8%	147,138	9%	81,241	7%	228,833	13%	607,365	9%
CRE - non-owner occupied	180,415	9%	221,333	13%	179,411	16%	427,733	24%	1,008,892	16%
Construction and land development	395,851	20%	334,479	20%	327,720	31%	362,475	21%	1,420,525	22%
Multi-family	244,910	12%	354,259	21%	166,978	15%	229,996	13%	996,143	15%
Direct financing leases	31,164	2%	—	—%	—	—%	—	—%	31,164	—%
1-4 family real estate	212,408	11%	89,980	5%	87,741	8%	154,842	9%	544,971	8%
Consumer	38,184	2%	18,194	1%	15,993	1%	54,964	3%	127,335	2%
	$1,983,679	100%	$1,698,447	100%	$1,099,262	100%	$1,762,028%	100%	$6,543,416	100%

As of December 31, 2022
C&I - revolving	$63,071	3%	$111,319	7%	$54,323	5%	$68,156	4%	$296,869	5%
C&I - other	640,472	35%	453,829	28%	168,816	17%	188,576	11%	1,451,693	24%
CRE - owner occupied	145,528	8%	144,399	9%	66,890	7%	272,550	16%	629,367	10%
CRE - non-owner occupied	166,349	10%	216,756	12%	163,960	17%	416,174	25%	963,239	16%
Construction and land development	283,088	15%	290,282	18%	326,811	33%	291,880	17%	1,192,061	18%
Multi-family	274,991	15%	334,408	20%	127,184	13%	227,220	14%	963,803	16%
Direct financing leases	31,889	2%	—	—%	—	—%	—	—%	31,889	1%
1-4 family real estate	191,753	10%	76,842	5%	66,145	7%	164,789	10%	499,529	8%
Consumer	31,126	2%	17,154	1%	14,241	1%	47,900	3%	110,421	2%
	$1,828,267	100%	$1,644,989	100%	$988,370	100%	$1,677,245	100%	$6,138,871	100%

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

The following is a summary of the five largest industry concentrations within the C&I portfolio as of December 31, 2023 and 2022:

	2023	2022
	Amount	Amount
	(dollars in thousands)

Lessors of residential buildings and dwellings	$235,883	$309,784
Solar electric power generation	115,862	35,947
Bank holding companies	109,966	74,980
Administration of urban planning and rural development	109,696	102,918
Construction and mining (except oil well) machinery and equipment merchant wholesalers	60,413	21,931

These loan categories are defined by industry-standard NAICS codes – refer to NAICS.com for a description of each category.

CRE Lending

The subsidiary banks also make CRE loans. CRE loans are subject to underwriting standards and processes similar to C&I loans, in addition to those standards and processes specific to real estate loans. Collateral for these loans generally includes the underlying real estate and improvements and may include additional assets of the borrower. The

Company’s lending policy specifies maximum loan-to-value limits based on the category of CRE (commercial real estate loans on improved property, raw land, land development, and commercial construction). These limits are the same limits as, or in some situations, more conservative than, those established by regulatory authorities. The Company reviews CRE concentrations by industry in relation to risk-based capital on a quarterly basis.  The following is a listing of these limits as well as some of the other guidelines included in the Company’s lending policy for the major categories of CRE loans:

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

Approximately 39% of the CRE portfolio is LIHTC loans. The Company has experienced no historical losses on the LIHTC portfolio and as of December 31, 2023, all LIHTC loans were performing and had a pass risk rating. Additionally, the Company has completed two securitizations of LIHTC loans to manage the Company’s CRE exposure. See Note 5 of the consolidated financial statements for more information on these securitizations.

In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied CRE loans. Owner-occupied CRE loans are generally considered to have less risk. As of December 31, 2023 and 2022, approximately 14% and 16%, respectively, of the CRE loan portfolio was owner-occupied.

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

Following is a listing of the significant industries within the Company’s CRE loan portfolio as of December 31, 2023 and 2022:

	2023		2022
	Amount	%	Amount	%
	(dollars in thousands)

Lessors of residential buildings	$2,093,253	50%	$1,861,197	47%
Lessors of nonresidential buildings	633,098	15%	537,940	13%
Hotels	135,915	3%	145,662	4%
New housing for-sale builders	84,451	2%	71,991	2%
New multifamily housing construction	83,310	2%	82,905	2%
Other *	1,202,848	28%	1,216,679	31%
Total CRE loans	$4,232,875	100%	$3,916,374	100%

*   “Other” consists of all other industries. None of these had concentrations greater than $62.2 million, or 1.5%, of total CRE loans as of December 31, 2023.

Following is a breakdown of non-owner-occupied income-producing CRE by property type as of December 31, 2023 and 2022:

	2023		2022
	Amount	%	Amount	%
	(dollars in thousands)

Multi-family	$1,743,020	58%	$1,613,440	58%
Industrial/warehouse	205,904	7%	177,921	6%
Retail	185,394	6%	194,122	7%
Office	181,541	6%	166,357	6%
Hotel/motel	131,138	4%	146,172	5%
Other	574,736	19%	514,639	18%
Total income-producing CRE	$3,021,733	100%	$2,812,651	100%

Included in Multi-family non-owner occupied income-producing CRE is $1.4 billion of LIHTC loans which are financing for low-income housing tax credit real estate projects.  These loans have a maximum term of 20 years.  Considering the longer duration, the subsidiary banks enter into a back-to-back interest rate swap to provide the borrower a long-term fixed interest rate while the subsidiary banks receive a variable interest rate and an upfront nonrefundable fee dependent on market pricing.  In addition, the financing structure of the LIHTC permanent loans includes tax credit equity investment that strengthens the overall credit profile.  Including the value of the real estate and the LIHTCs, the loan-to-values of the LIHTC permanent loans are typically in the range of 25% to 65%.  Lastly, the Company has policy limits on maximum exposure amounts to single developers.

A portion of the Company’s construction portfolio is considered non-residential construction. Following is a summary of industry concentrations within that category as of December 31, 2023 and 2022:

	2023		2022
	Amount	%	Amount	%
	(dollars in thousands)

Multi-family	$1,013,908	81%	$821,442	82%
Industrial/warehouse	36,676	3%	38,882	4%
Office	26,414	2%	17,800	2%
Hotel/motel	23,965	2%	14,802	1%
Retail	8,990	1%	4,863	1%
Other	139,144	11%	99,852	10%
Total non-residential construction loans	$1,249,097	100%	$997,641	100%

Included in Multi-family non-residential construction is $911.4 million of LIHTC construction loans which provide financing for the construction of both new LIHTC real estate projects and the rehabilitation of existing LIHTC real estate projects.  Most of these will convert to LIHTC permanent loans upon completion of construction.

Additionally, the Company had approximately $82.7 million and $119.7 million of residential construction loans outstanding as of December 31, 2023 and 2022, respectively. Of this amount, approximately 60% was considered speculative, while 40% was pre-sold at December 31, 2023, and approximately 61% was considered speculative, while 39% was pre-sold at December 31, 2022.

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

	For the year ended December 31,
	2023	2022	2021
	(dollars in thousands)

Originations of residential real estate loans	$105,785	$148,845	$249,892
Sales of residential real estate loans	$68,271	$103,705	$201,638
Percentage of sales to originations	65%	70%	81%

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

Human Capital Resources.  The Company is a relationship driven company and its ability to attract and retain exceptional employees is key to its success. As of December 31, 2023, the Company employed 953 full-time employees and 77 part-time employees across all locations.  The employees are not represented by a collective bargaining unit.

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

The Company is committed to fostering and preserving a culture of inclusion, and believes its differences, of every kind, make the company and its communities better.  During recent years, the Company focused on  several initiatives to promote inclusion across its organization.  A few specific actions included rolling out a diversity survey for the fourth year to gather feedback from all employees, several inclusion sessions and workshops across our different entities facilitated by our Diversity Officer as well as the formation of Inclusion Committees across our different entities.

The Company strives to maintain a culture in which employees feel valued and, to that end, regularly solicits feedback from employees to understand their views about their work environment and the Company’s culture. The results from employee engagement surveys are used to implement programs and processes designed to enhance engagement and improve the employee experience. In 2023, 92% of employees participated in the annual employee engagement survey, exceeding the Company goal of 80%, and the Company received a strong employee engagement score of 78%, above the national benchmark of 75%.

The primary regions in which the subsidiary banks operate – the Quad Cities, Cedar Rapids, Marion, Waterloo/Cedar Falls, Des Moines, Iowa and Springfield/Joplin, Missouri – generally have strong labor markets, with unemployment rates of 3.3% and 3.3% in Iowa and Missouri, respectively as of December 2023.

ESG Commitment. The Company is built on relationships and integrity.  We adhere to those principles in all areas of our business and in our communities and believe that meaningful environmental, social and governance programs will drive shareholder value and make us a better company.  We believe in responsible use of our resources with a focus on sustainability.  We are committed to supporting the communities in which we live and work, to integrity in our business practices, and to strong corporate governance principles. With numerous programs and activities aligned with the ESG framework, we continue to develop and enhance our efforts to ensure we are doing what is right for our customers, our employees, and our communities.

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

Economic, Market and Interest Rate Risks

Conditions in the financial market and economic conditions, including conditions in the markets in which we operate, generally may adversely affect our business.

We operate primarily in the Quad Cities, Cedar Rapids, Waterloo/Cedar Falls, Des Moines/Ankeny, Iowa and Springfield, Missouri markets.  Our general financial performance is highly dependent upon the business environment in the markets where we operate and in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, pandemics or a combination of these or other factors.

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

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions of the nation. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

It is currently expected that during 2024, and perhaps beyond, the Federal Open Market Committee of the Federal Reserve, or FOMC, may continue to increase interest rates to reduce the rate of inflation.  In 2023, the FOMC increased at various dates throughout the year the target range for the federal funds rate from 4.25% to 4.50% to a range of 5.25% to 5.50%.  All of these increases were expressly made in response to inflationary pressures, which may continue in 2024.  If the FOMC further increases the targeted federal funds rates in response to inflationary pressures, overall interest rates will likely rise, which may negatively impact the entire national economy.  In addition, our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other assets.  Rising interest rates also may reduce the demand for loans and the value of fixed-rate investment securities.  Any future change in monetary policy by the FOMC, in an effort to stimulate the economy or otherwise, resulting in lower interest rates would likely result in lower revenue through lower net interest income over time, which could adversely affect our results of operations. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments and the wars between Russia and Ukraine and between Israel and Palestine, and resulting disruptions in political systems and the global energy market, and tight labor market conditions and supply chain issues, there is a meaningful risk that the Federal Reserve and other central banks may raise interest rates more than expected, thereby limiting economic growth and potentially causing an economic recession.  This could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

The market value of investments in our securities portfolio has become increasingly volatile in recent years, and as of December 31, 2023, we had gross unrealized losses of $84.8 million, or 8.2% of amortized cost, in our investment portfolio (offset by gross unrealized gains of $33.6 million). If we are forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities.  Our securities portfolio has an average duration of 6.2 years, so we expect an increase in realized losses if interest rates continue to increase in 2024.

The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as changes in the interest rate environment, negative trends in the residential and commercial real estate markets, ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we formally evaluate investments and other assets for impairment indicators. Reduction in the value, or impairment of our investment securities, can impact our earnings and common stockholders' equity. We maintained a balance of $1.0 billion, or 12% of our assets, in investment securities at December 31, 2023. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we may have to record provision expense to establish an allowance for credit losses on our carried at fair value debt securities, and we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the value of investment securities is impaired, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Based on management's evaluation, it was determined that the gross unrealized losses at December 31, 2023 were primarily a function of the changes in certain market interest rates.

A large percentage of our investment securities has fixed interest rates and are classified as available for sale. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets.  This imbalance can create significant earnings volatility because interest rates change over time. As interest rates have increased, our cost of funds has increased more rapidly than the yields on a substantial portion of our interest-earning assets. In addition, the market value of our fixed-rate assets, for example, our investment securities, has declined in recent periods.  In line with the foregoing, we have experienced and may continue to experience an increase in the cost of interest-bearing liabilities primarily due to increasing the rates we pay on some of our deposit products to stay competitive within our market and an increase in borrowing costs from increases in the federal funds rate. Community banks rely more heavily than larger institutions on net interest income as a revenue source. Larger institutions generally have more diversified sources of noninterest income.

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

Our hedging strategies may not be successful in mitigating our exposure to interest rate risk.

We use derivative financial instruments, primarily consisting of interest rate swaps, to limit our exposure to interest rate risk within the banking and mortgage origination segments. No hedging strategy can completely protect us, and the derivative financial instruments we elect may not have the effect of reducing our interest rate risk. Poorly designed strategies, improperly executed and documented transactions, inaccurate assumptions or the failure of a counterparty to fulfill its obligations could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not adequately offset the risks of interest rate volatility and could result in or magnify losses, which could have an adverse effect on our financial condition and results of operations.

Unexpected early termination of interest rate swap agreements may affect earnings.

We have entered into interest rate swap agreements, primarily as an asset/liability risk management tool, in order to mitigate the interest rate risk that causes fluctuations in the fair value of specified long-term fixed-rate loans or firm commitments to originate long-term fixed rate loans. In the event of default by the borrowers on our hedged loans, we may have to terminate these designated interest rate swap agreements early, resulting in market value losses that could negatively affect our earnings.

If interest rate swaps we entered into prove ineffective, it could result in volatility in our operating results, including potential losses, which could have a material adverse effect on our results of operations and cash flows.

We are exposed to the effects of interest rate changes as a result of the borrowings we use to maintain liquidity and fund our expansion and operations. To limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk, we may borrow at fixed rates or variable rates depending upon prevailing market conditions.

Our interest rate contracts expose us to:

●	basis or spread risk, which is the risk of loss associated with variations in the spread between the interest rate contract and the hedged item;
●	credit or counter-party risk, which is the risk of the insolvency or other inability of another party to the transaction to perform its obligations;
●	interest rate risk;
●	volatility risk, which is the risk that the expected uncertainty relating to the price of the underlying asset differs from what is anticipated; and
●	liquidity risk.

If we suffer losses on our interest rate contracts, our business, financial condition and prospects may be negatively affected, and our net income will decline.

We record the swaps at fair value and designate them as an effective cash flow hedge under ASC 815, Derivatives and Hedging. Each quarter, we measure hedge effectiveness using the “hypothetical derivative method” and record in earnings any gains or losses resulting from hedge ineffectiveness. The hedge provided by our swaps could prove to be ineffective for a number of reasons, including early retirement of the debt, as is allowed under the debt, or in the event the counterparty to the interest rate swaps were determined to not be creditworthy. Any determination that the hedge created by the swaps was ineffective could have a material adverse effect on our results of operations and cash flows and result in volatility in our operating results. In addition, any changes in relevant accounting standards relating to the swaps, especially ASC 815, Derivatives and Hedging, could materially increase earnings volatility.

For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note 8 to the Consolidated Financial Statements.

Interest rate swaps expose the Company to certain risks, and may not be effective in mitigating exposure to changes in interest rates.

The Company has entered into interest rate swap agreements in order to manage a portion of the interest rate volatility risk. The Company anticipates that it will enter into additional interest rate swaps. These swap agreements involve other risks, such as the risk that the counterparty may fail to honor its obligations under these arrangements, leaving the Company vulnerable to interest rate movements. The Bank’s current interest rate swap agreements include bilateral collateral agreements whereby the net fair value position is collateralized by the party in a net liability position. The bilateral collateral agreements reduce the Company’s counterparty risk exposure. There can be no assurance that these arrangements will be effective in reducing the Company’s exposure to changes in interest rates.  Moreover, a significant decline in the value of the collateral used to secure loans that have a related interest rate swap agreement may limit our ability to realize enough value from the collateral to cover the outstanding balance of the loan and the related swap liability.

For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note 8 to the Consolidated Financial Statements.

Continued elevated levels of inflation could adversely impact our business and results of operations.

The U.S. has recently experienced elevated levels of inflation, with the consumer price index at 3.4% at the end of 2023.  Continued elevated levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse.  For example, elevated inflation harms consumer purchasing power, which could negatively affect our retail customers and the economic environment and, ultimately, many of our business customers, and could also negatively affect our levels of non-interest expense.  In addition, if interest rates continue to rise in response to elevated levels of inflation, the value of our securities portfolio could be negatively impacted. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls, could adversely affect our business. The duration and severity of the current inflationary period cannot be estimated with precision.

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

As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve. QCBT, CRBT and CSB, as Iowa-chartered state member banks, are subject to regulation and supervision primarily by both the Iowa Division of Banking and the Federal Reserve. GB, as a Missouri-chartered commercial bank, is subject to regulation by both the Missouri Division of Finance and the Federal Reserve. We and our banks undergo periodic examinations by these regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.  The primary federal and state banking laws and regulations that affect us are described in Appendix A “Supervision and Regulation” to this report. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.

U.S. financial institutions are also subject to numerous monitoring, recordkeeping, and reporting requirements designed to detect and prevent illegal activities such as money laundering and terrorist financing. These requirements are imposed primarily through the Bank Secrecy Act. We have instituted policies and procedures to protect us and our employees, to the extent reasonably possible, from being used to facilitate money laundering, terrorist financing and other financial crimes. There can be no guarantee, however, that these policies and procedures are effective.

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

The Company and each of its banking subsidiaries are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations. Our ability to raise additional capital, when and if needed or desired, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. In particular, if we were required to raise additional capital in the current interest rate environment, we believe the pricing and other terms investors may require in such an offering may not be attractive to us. Our failure to meet these capital and other regulatory requirements could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the U.S. that may directly affect financial institutions and the global economy.

2024 is a presidential election year.  Changes in federal policy and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry.  The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain.  Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Evolving law impacting cannabis-related businesses in Illinois, Missouri and other states may have an impact on the Company's operations and risk profile.

The Controlled Substances Act makes it illegal under federal law to manufacture, distribute, or dispense marijuana. Starting January 1, 2020, however, the Illinois Cannabis Regulation and Tax Act began permitting adults to legally purchase marijuana for recreational use from licensed dispensaries in Illinois. Moreover, effective December 8, 2022, Missouri also began permitting adults to possess marijuana for recreational use. It is the Banks' current policy to avoid knowingly providing banking products or services to entities or individuals that: (i) directly or indirectly manufacture, distribute, or dispense marijuana or hemp products, or those with a significant financial interest in such entities; or (ii) derive a significant percentage of revenue from providing products or services to, or other involvement with, such entities. The Banks are taking reasonable measures, including appropriate new account screening and customer due diligence measures, to ensure that existing and potential customers do not engage in any such activities. Nonetheless, the shift in Illinois law legalizing cannabis use has increased the number of direct and indirect cannabis-related businesses in Illinois, and therefore has increased the likelihood that the Banks could interact with such businesses, as well as their owners and employees. Such interactions could create additional legal, regulatory, strategic, and reputational risk to the Banks and the Company.

Credit and Lending Risks

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with specific borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. In general, these risks have increased as a result of the recent increases in prevailing interest rates and uncertainties associated with inflation, which have potentially increased the risk of a near-term decline in growth or an economic downturn. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department and an external third party. However, default risk may arise from events or circumstances that are difficult to detect, such as fraud, or difficult to predict, such as catastrophic events affects on certain industries.  Therefore, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.

The majority of our subsidiary banks' loan portfolios are invested in C&I and CRE loans, and we focus on lending to small to medium-sized businesses. The size of the loans we can offer to commercial customers is less than the size of the loans that our larger competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area's largest businesses. Smaller companies tend to be at a competitive disadvantage and generally have limited operating histories, less sophisticated internal record keeping and financial planning capabilities and fewer financial resources than larger companies. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger, more established businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to C&I and CRE loans, our subsidiary banks are also active in residential mortgage and consumer lending. Our borrowers may experience financial difficulties, and the level of nonperforming loans, charge-offs and delinquencies could rise, which could negatively impact our business through increased provision expense, reduced interest income on loans/leases, and increased expenses incurred to carry and resolve problem loans/leases.

C&I loans make up a large portion of our loan/lease portfolio.

C&I loans were $1.8 billion, or approximately 28% of our total loan/lease portfolio, as of December 31, 2023. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than the other types of loans to adverse conditions in the general economy.  For example, the cumulative effects of decreased economic activity, changes in the economy and overall business environment, labor availability shortages and supply chain constraints as a result of the COVID-19 pandemic have adversely affected C&I loans, and we expect this trend to continue for certain portions of our loan portfolio, depending on the strength and speed of economic recovery and other factors, particularly if general economic conditions worsen.

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

CRE lending comprises a significant portion of our lending business. Specifically, CRE loans were $4.2 billion, or approximately 65% of our total loan/lease portfolio, as of December 31, 2023. Of this amount, $607.4 million, or approximately 14%, was owner-occupied. The market value of real estate securing our CRE loans can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events, including decreases in office occupancy following the COVID-19 pandemic,  or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

Included in our CRE lending portfolio are our LIHTC construction and permanent loans, which have the same inherent risks as our other non-owner occupied CRE loans.  However, the LIHTC construction and permanent loans, and related nonrefundable swap fee income, rely on federal LIHTCs to help finance the overall real estate projects and are dependent on the continued availability of such LIHTC programs.  Changes to the LIHTC programs, including changes to the level of tax credits provided by the federal government on low-income housing, may have an adverse effect on our business, results of operations and financial condition.

Capital and Liquidity Risks

Liquidity risks could affect operations and jeopardize our business, results of operations and financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of securities and/or loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, deposits, investment maturities, repayments, and calls, and loan/lease repayments. Additional liquidity is provided by federal funds purchased from the FRB or other correspondent banks, FHLB advances, wholesale and customer repurchase agreements, brokered deposits, a line of credit at a correspondent bank and the ability to borrow at the FRB's Discount Window. Our access to funding sources in amounts adequate to finance or capitalize our activities on terms that are acceptable to us could be impaired by factors that either affect us specifically or that affect the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.  In addition, increased competition with the largest banks and Fintechs for retail deposits may impact our ability to raise funds through deposits and could have a negative effect on our liquidity.

Any decline in available funding could adversely impact our ability to originate loans/leases, invest in securities, meet our expenses, pay dividends to our stockholders, or fulfill our obligations, including repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

As a bank holding company, our sources of funds are limited.

We are a bank holding company, and our operations are primarily conducted by the subsidiary Banks, which are subject to significant federal and state regulation. When available, cash to pay dividends to our stockholders is derived primarily from dividends received from the Banks. Our ability to receive dividends or loans from the Banks is restricted. Dividend payments by our subsidiaries to us in the future will require generation of future earnings by them and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, our right to participate in the assets of the Banks in the event of a liquidation or reorganization of any of the Banks would be subject to the claims of the creditors of such Bank, including depositors, which would take priority except to the extent we may be a creditor with a recognized claim. As of December 31, 2023, the Banks had deposits, borrowings and other liabilities in the aggregate of approximately $7.7 billion.

Our allowance for credit losses may prove to be insufficient to absorb losses in our loan/lease portfolio.

We establish our allowance for credit losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2023, our allowance as a percentage of gross loans/leases held for investment was 1.33%, and as a percentage of total NPLs was 265.54%.

In addition, we had net charge-offs as a percentage of gross average loans/leases of 0.13% for the year ended December 31, 2023. Because of the concentration of C&I and CRE loans in our loan portfolio, which tend to be larger in amount than residential real estate and installment loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance as of December 31, 2023 was adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance will prove sufficient to cover actual loan/lease losses in the future, particularly if economic conditions are more difficult than what management currently expects. Additional provisions and loan/lease losses in excess of our allowance may adversely affect our business, financial condition and results of operations.

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

As part of our business strategy, we may consider acquisitions of other banks or financial institutions or the branches, assets or deposits of such organizations. There is no assurance, however, that we will determine to pursue any of these opportunities or that if we determine to pursue them that we will be successful. Acquisitions involve numerous risks, any of which could harm our business, including:

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

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients.  Many of these transactions expose us to credit risk in the event of default by a counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us.  There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.  Additionally, we may be negatively affected by brand or reputational harm to other community banks or to the community banking industry.

Accounting and Tax Risks

The preparation of our Consolidated Financial Statements requires us to make estimates and judgments, which are subject to an inherent degree of uncertainty and which may differ from actual results.

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP and general reporting practices within the financial services industry, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Some accounting policies, such as those pertaining to our allowance for credit losses, require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results may differ from these estimates and judgments under different assumptions or conditions, which may have a material adverse effect on our financial condition or results of operations in subsequent periods.

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

The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business, particularly with respect to our core processing provider and our mobile banking provider. Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company's reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company's customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attacks (such as unauthorized access to the Company's systems or those of our third-party partners, including as a result of increasingly sophisticated methods of conducting cyber-attacks, including those employing artificial intelligence). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have also increased. Industry trends in ransomware, phishing, and other intrusion methods have increased significantly and will continue to pose increased risk while the Company’s operations remain partially remote.

In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions, retailers and government agencies, particularly denial of service attacks that are designed to disrupt key business or government services, such as customer-facing web sites. The Company may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. It is also possible that a cyber incident, such as a security breach, may remain undetected for a period of time, further exposing the Company to technology-related risks.

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

Furthermore, there has been a heightened legislative and regulatory focus on privacy, data protection and information security.  New or revised laws and regulations, including with the respect to the use of artificial intelligence by financial institutions and service providers, may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, retention and safeguarding of customer and employee information, and current or planned business activities.  Compliance with current or future privacy, data protection and information security laws could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could adversely affect our business.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we or our third-party partners use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our or our third-party partners’ operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through computer systems and network infrastructure, as well as that of our customers engaging in internet banking activities, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us.

Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. Any interruption in, or breach of security of, our computer systems and network infrastructure, or that of our third-party partners or internet banking customers, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. The Company may also need to spend additional resources to enhance protective and detective measures or to conduct investigations to remediate any vulnerabilities that arise.

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

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to enabling us to better serve our customers, the effective use of technology increases efficiency and the potential for cost reduction. Our future success will depend in part upon our ability and the ability of our third-party partners to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. The widespread adoption of new technologies, including mobile banking services, artificial intelligence, cryptocurrencies and payment systems, could require us in the future to make substantial expenditures to modify or adapt our existing products and services as we grow and develop new products to satisfy our customers’ expectations and comply with regulatory guidance. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, a risk exists that we will not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

Issues with the use of artificial intelligence in our marketplace may result in reputational harm or liability, or could otherwise adversely affect our business.

Artificial intelligence, including generative artificial intelligence, is or may be enabled by or integrated into our products or those developed by our third-party partners.  As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, and therefore our business.  Artificial intelligence algorithms may be flawed, for example datasets may contain biased information or otherwise be insufficient; and inappropriate or controversial data practices could impair the acceptance of artificial intelligence solutions and result in burdensome new regulations.  If the analyses that products incorporating artificial intelligence assist in producing for us or our third-party partners are deficient, biased or inaccurate, we could be subject to competitive harm, potential legal liability and brand or reputational harm.  The use of artificial intelligence may also present ethical issues.  If we or our third-party partners offer artificial intelligence enabled products that are controversial because of their purported or real impact on human rights, privacy, or other issues, we may experience competitive harm, potential legal liability and brand or reputational harm.  In addition, we expect that governments will continue to assess and implement new laws and regulations concerning the use of artificial intelligence, which may affect or impair the usability or efficiency of our products and services and those developed by our third-party partners.

We have a substantial amount of debt outstanding and may incur additional indebtedness in the future, which could restrict our operations.

As of December 31, 2023, we had $281.8 million of total indebtedness outstanding at the holding company level. In the future, it is possible that we may not generate sufficient revenues to service or repay our debt, and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, and to pay dividends to our common stockholders. Moreover, the degree to which we are leveraged could have important consequences for our stockholders, including:

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

Severe weather, natural disasters, pandemics, acts of terrorism or war or other adverse external events could significantly impact the Company's business.

As the Company's operating and market footprint continues to grow, severe weather, natural disasters, pandemics (including the COVID-19 pandemic in the U.S.), acts of terrorism or war (including the Russian invasion of Ukraine and the Israeli-Palestinian conflict) and other adverse external events could have a significant impact on the Company's ability to conduct business. The Company's current footprint poses a wide variety of potential weather, natural disaster, or other adverse events that could impact the Company in various ways. In addition, such events could affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event could have a material adverse effect on the Company's business, which in turn, could have a material adverse effect on the financial condition and results of operation.

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

Item 1B.    Unresolved Staff Comments

There are no unresolved staff comments.

Item 1C.    Cybersecurity

We rely extensively on various information systems and other electronic resources to operate our business.  In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking and accounting systems, use these systems and their own electronic information systems.  Any of these systems can be compromised, including through the employees, customers and other individuals who are authorized to use them, and bad actors use a sophisticated and constantly evolving set of software, tools and strategies to do so.  Moreover, the nature of our business, as a financial services provider, and our relative size, make us and our business partners high-value targets for these bad actors to pursue.

Accordingly, we have devoted significant resources to assessing, identifying and managing risks associated with cybersecurity threats, including:

●	an internal cybersecurity team that is responsible for establishing security standards and conducting regular assessments of our information systems, controls, vulnerabilities and potential improvements;
●	continuous monitoring tools to detect and respond to cybersecurity threats in real-time;
●	performing due diligence with respect to our third-party service providers, including their cybersecurity practices, and requiring contractual commitments from our service providers to take certain cybersecurity measures;
●	third-party cybersecurity consultants, who conduct periodic penetration testing and vulnerability assessments to identify potential weaknesses in our systems and processes; and

●	periodic cybersecurity training for our workforce.

This information security program is a key part of our overall risk management system, which is administered by our Chief Risk Officer.  The program includes administrative, technical and physical safeguards to help ensure the security and confidentiality of customer records and information.  These security and privacy policies and procedures are in effect across all of our businesses and geographic locations.

From time-to-time, we have identified cybersecurity threats and cybersecurity incidents that require us to make changes to our program and to implement additional safeguards.  While none of these identified threats or incidents have materially affected us, it is possible that threats and incidents we identify in the future could have a material adverse effect on our business strategy, results of operations and financial condition.

Our management team is responsible for the day-to-day management of risks we face, including our current Chief Operating Officer and Chief Security Officer.  These officers are both experienced Certified Information Systems Security Professionals (CISSPs) who have more than 10 years of relevant experience in technology, security, and risk management across multiple industries, including finance and banking.

In addition, our board of directors, as a whole and through its Risk Oversight Committee (the “Risk Committee”), is responsible for the oversight of risk management.  In that role, our board of directors and Risk Committee, with support from the Company’s cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed.  To carry out those duties, both our board of directors and the Risk Committee receive quarterly reports from our management team regarding cybersecurity risks, and the Company’s efforts to prevent, detect, mitigate and remediate any cybersecurity incidents.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  The common stock, par value $1.00 per share, of the Company is listed on The Nasdaq Global Market under the symbol “QCRH”. The stock began trading on Nasdaq on October 6, 1993. As of February 15, 2024, there were 16,792,880 shares of common stock outstanding held by 644 holders of record. Additionally, there are an estimated 3,700 beneficial holders whose stock was held in the street name by brokerage houses and other nominees as of that date.

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued debt securities in public offerings and in private placements. Under the terms of the securities, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances existed through the date of filing of this Annual Report on Form 10-K. See Note 18 to the Consolidated Financial Statements for additional information regarding dividend restrictions.

Purchase of Equity Securities by the Company.  There were 175,000, 970,000 and 293,153 shares of common stock purchased by the Company during the years ending December 31, 2023, 2022 and 2021, respectively. On May 19, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to an additional 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021.  All shares that were repurchased under the share repurchase program were retired.

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

January 1-31, 2023	—	—	1,364,085	935,915
February 1-28, 2023	60,000	$ 53.61	1,424,085	875,915
March 1-31, 2023	92,500	48.62	1,516,585	783,415
April 1-30, 2023	22,500	42.97	1,539,085	760,915
May 1-31, 2023	—	—	1,539,085	760,915
June 1-30, 2023	—	—	1,539,085	760,915
July 1-31, 2023	—	—	1,539,085	760,915
August 1-31, 2023	—	—	1,539,085	760,915
September 1-30, 2023	—	—	1,539,085	760,915
October 1-31, 2023	—	—	1,539,085	760,915
November 1-30, 2023	—	—	1,539,085	760,915
December 1-31, 2023	—	—	1,539,085	760,915

Stockholder Return Performance Graph. The following graph indicates, for the period commencing December 31, 2018 and ending December 31, 2023, a comparison of cumulative total returns for the Company, the Nasdaq Composite Index, and the SNL Bank Nasdaq Index prepared by S&P Global, Charlottesville, Virginia. The graph was prepared at the Company’s request by S&P Global. The information assumes that $100 was invested at the closing price on December 31, 2018 in the common stock of the Company and in each index, and that all dividends were reinvested.

QCR Holdings, Inc.

Total Return Performance
300
250
200
150
100
50
Index Value
QCR Holdings, Inc.
NASDAQ Composite Index
KBW NASDAQ Bank Index
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
QCR Holdings, Inc.	100.00	137.56	125.15	177.87	158.39	187.23
Nasdaq Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
SNL Bank Nasdaq Index	100.00	136.13	122.09	168.88	132.75	131.57

Item 6. [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses 2023 and 2022 items and annual comparison between our fiscal 2023 performance compared to our fiscal 2022 performance.  A detailed review of our fiscal 2022 performance compared to our fiscal 2021 performance can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, under the caption “Management’s Discussion and Analysis of Financial Condition and Results

of Operations.”  This discussion should be read in conjunction with our Consolidated Financial Statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT. Over the past thirty years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries. As of December 31, 2023, the Company had $8.5 billion in consolidated assets, including $6.5 billion in total loans/leases, and $6.5 billion in deposits. The financial results of acquired/merged entities for the periods since their acquisition/merger are included in this report. Further information related to acquired/merged entities has been presented in the Annual Reports previously filed with the SEC corresponding to the year of each acquisition/merger.

CRITICAL ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance, determination of the fair value of loans acquired in business combinations, impairment of goodwill, the fair value of financial instruments, and the fair value of securities. A more detailed discussion of these critical accounting policies and estimates can be found in Note 1 to the Consolidated Financial Statements.

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

The Company’s management performed an annual assessment at the reporting unit level and determined no goodwill impairment existed as of November 30, 2023.

ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES AND OFF-BALANCE SHEET EXPOSURES

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

Although management believes the level of the ACL as of December 31, 2023 was adequate to absorb losses inherent in the loan/lease portfolio, the HTM portfolio and OBS exposures, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. A framework has been established for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and includes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the measurement date. The Company estimates the fair value of financial instruments using a variety of valuation methods. When financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value and are classified as Level 1. When financial instruments, such as investment securities and derivatives, are not actively traded the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar instruments where a price for the identical instrument is not observable. The fair values of these financial instruments, which are classified as Level 2, are determined by pricing models that consider observable market data such as interest rate volatilities, SOFR yield curve, credit spreads, prices from external market data providers and/or nonbinding broker-dealer quotations. When observable inputs do not exist, the Company estimates fair value based on available market data, and these values are classified as Level 3.

FAIR VALUE OF SECURITIES

The fair value of available for sale and held to maturity debt securities is determined monthly based upon values provided by third parties. Available for sale securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity, net of the related tax effect. For both available for sale and held to maturity debt securities, any portion of a decline in value associated with credit loss is recognized in income and with the remaining noncredit related component for available for sale securities being recognized in other comprehensive income. The fair value of trading securities is determined quarterly based upon estimates provided by a third party valuation specialist. Trading securities are carried at fair value with unrealized gains and losses recorded in earnings.

EXECUTIVE OVERVIEW

The Company reported net income of $113.6 million for the year ended December 31, 2023, and diluted EPS of $6.73. For the same period in 2022 the Company reported net income of $99.1 million and diluted EPS of $5.87.

The year ended December 31, 2023 was highlighted by several significant items:

●	Record annual net income of $113.6 million, or $6.73 per diluted share;
●	Record adjusted net income (non-GAAP) of $115.1 million, or $6.82 per diluted share;
●	Record capital markets revenue of $92.1 million, an increase of $50.8 million, or 123%;
●	Loan and lease growth of 11% prior to loan securitizations;
●	Deposit growth of 9%;
●	Tangible book value (non-GAAP) per share increased $6.99, or 19%; and
●	Increased TCE/TA ratio (non-GAAP) by 82 basis points to 8.75%.

Following is a table that represents the various net income measurements for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(dollars in thousands, except per share data)

Net income	$113,558	$99,066

Diluted earnings per common share	$6.73	$5.87

Weighted average common and common equivalent shares outstanding	16,866,391	16,890,007

The Company reported adjusted net income (non-GAAP) of $115.1 million, with adjusted diluted EPS of $6.82. See section titled “GAAP to Non-GAAP Reconciliations” for additional information. Adjusted net income for the year excludes a number of non-recurring items, after-tax, as set forth in the “GAAP to Non-GAAP Reconciliation” section.

Following is a table that represents the major income and expense categories.

	Year Ended December 31,
	2023	2022
	(dollars are in thousands)

Net interest income	$221,006	$231,120
Provision for credit losses	16,539	8,284
Noninterest income	132,684	80,729
Noninterest expense	210,531	190,016
Federal and state income tax expense	13,062	14,483
Net income	$113,558	$99,066

The following are some noteworthy developments in the Company’s financial results:

●	Net interest income decreased $10.1 million, or 4.4%, in 2023 compared to the prior year. The decrease in 2023 was primarily due to an increase in the cost of funds on interest-bearing liabilities outpacing the increase in our total earning assets.

●	Provision expense increased $8.3 million when comparing 2023 to 2022. The increase in 2023 was due to strong loan growth. See the “Provision for Credit Losses” section of this report for additional details.

●	Noninterest income increased $52.0 million, or 64.4% when compared to the prior year. The increase in 2023 was primarily attributable to higher capital markets revenue from swap fees as strong demand for affordable housing by our tax credit lending clients continued. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. The Company has a strong pipeline for this business and expects it to continue to be a solid source of fee income in 2024.

●	Noninterest expense increased $20.5 million, or 10.8%, in 2023 compared to the prior year, primarily due to a full year of Guaranty Bank expenses in 2023, compared to nine months of operating expenses in 2022, due to the acquisition of Guaranty Bank on April 1, 2022. In addition, the Company had increased variable incentive compensation due to the impact of record capital markets performance in 2023. See Note 2 of the Consolidated Financial Statements for further discussion.

STRATEGIC FINANCIAL METRICS

The Company has estopablished strategic financial metrics by which it manages its business and measures its performance. The metrics are periodically updated to reflect business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company’s ability to achieve these metrics may be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of this Annual Report on Form 10-K. The Company’s strategic financial metrics are as follows:

●	Grow loans/leases by 9% per year, funded by core deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			For the Year Ending
Strategic Financial Metric*	Key Metric	Target	December 31, 2023	December 31, 2022
Loan and lease growth organically **	Loans and leases growth	> 9% annually	6.6%	14.6%
Fee income growth ***	Fee income growth	> 6% annually	75.1%	(21.5)%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	16.3%	18.8%

* The fee income growth and noninterest expense growth calculations provided exclude non-core noninterest income and noninterest expense.

** Loan and lease growth excludes the initial loan balances from the GFED acquisition.

*** Fee income growth and noninterest expense growth are both impacted by the GFED acquisition.

It should be noted that these initiatives are long-term targets.

STRATEGIC DEVELOPMENTS

The Company took the following actions in 2023 to support our corporate strategy and further the strategic financial metrics shown above:

●	The Company grew loans and leases in 2023 by 6.6%, or 10.9% when excluding the $264.7 million in loan securitizations completed in the fourth quarter. The loan growth was driven by both LIHTC and our traditional lending and leasing businesses.

●	The Company completed two LIHTC loan securitizations in the fourth quarter of 2023, with a total outstanding principal balance of $264.7 million and a total carrying value on these loans of $261.9 million. The first securitization consisted of $128.6 million of tax exempt LIHTC loans through a Freddie Mac sponsored M series transaction. The second securitization consisted of $133.3 million of taxable LIHTC loans through a Freddie Mac sponsored Q series transaction. The Company recorded a net gain on the transactions of $664 thousand reported in capital markets revenue on the consolidated statements of income. The Company plans to continue to utilize securitizations as a liquidity and management tool, and to provide additional capacity to produce LIHTC loans and the related capital markets revenue.

●	Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states it currently serves – Iowa, Wisconsin, Missouri and Illinois. The Company acts as the correspondent bank for 182 downstream banks with total noninterest bearing deposits of $88.5 million and total interest-bearing deposits of $242.3 million as of December 31, 2023. This line of business provides a strong source of noninterest bearing and interest-bearing deposits, fee income, high-quality loan participations and bank stock loans. The Company also manages off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks, which totaled $214.9 million as of December 31, 2023 as compared to $339.5 million as of December 31, 2022.

●	The Company is focused on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. The interest rate swaps help the commercial borrowers obtain a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. Levels of capital markets revenue from swap fee income are influenced by prevailing interest rates. Capital markets revenue, primarily from swap fee income totaled $91.4 million in 2023 as compared to $41.3 million in 2022. Capital markets revenue from swap fees averaged $23.0 million per quarter for the year 2023 and $10.3 million per quarter for the year 2022.

●	Over many years, the Company has been successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management increased by $700.7 million in 2023. There were 340 new relationships added in 2023 totaling $762.9 million of new assets under management. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust fees are determined based on the value of the investments within the fully-managed trusts. Similar to trust fees, investment advisory and management fees are largely determined based on the value of the investments managed. The Company expects trust and investment advisory and management fees to be negatively impacted during periods of lower market valuations and positively impacted during periods of higher market valuations. The Company has expanded its wealth management client base into the Springfield, Missouri market.
●	Noninterest expense in 2023 totaled $210.5 million as compared to $190.0 million in 2022. The increase was primarily due to twelve months of GFED operating expenses reflected in the Company’s 2023 results as compared to nine months of such operating expenses reflected in the Company’s 2022 results, as well as increased variable incentive compensation due to the impact of record capital markets performance in 2023.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “adjusted net income”, “adjusted EPS”, “adjusted ROAA”, “NIM (TEY)”, “adjusted NIM” and “efficiency ratio”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

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

	As of
GAAP TO NON-GAAP	December 31,	December 31,
RECONCILIATIONS	2023	2022

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$886,596	$772,724
Less: Intangible assets	152,848	154,366
TCE (non-GAAP)	$733,748	$618,358

Total assets (GAAP)	$8,538,894	$7,948,837
Less: Intangible assets	152,848	154,366
TA (non-GAAP)	$8,386,046	$7,794,471

TCE/TA ratio (non-GAAP)	8.75%	7.93%

	For the Year Ended
	December 31,	December 31,
	2023	2022

ADJUSTED NET INCOME
Net income (GAAP)	$113,558	$99,066
Less non-core items (post-tax) (*):
Income:
Securities losses, net	$(356)	$—
Fair value gain(loss) on derivatives, net	(997)	1,560
Total non-core income (non-GAAP)	$(1,353)	$1,560
Expense:
Acquisition costs	$—	$3,198
Post-acquisition compensation, transition and integration costs	164	4,366
CECL Day 2 credit loss expense on acquired loans	—	8,651
CECL Day 2 credit loss expense on acquired OBS exposure	—	1,140
Total non-core expense (non-GAAP)	$164	$17,355

Adjusted net income (non-GAAP)	$115,075	$114,861

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$115,075	$114,861

Weighted average common shares outstanding	16,732,406	16,681,844
Weighted average common and common equivalent shares outstanding	16,866,391	16,890,007

Adjusted EPS (non-GAAP):
Basic	$6.88	$6.89
Diluted	$6.82	$6.80

ADJUSTED ROAA (non-GAAP)
Adjusted net income (non-GAAP) (from above)	$115,075	$114,861

Average Assets	$8,165,805	$7,206,180

Adjusted ROAA (non-GAAP)	1.41%	1.59%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$221,006	$231,120
Plus: Tax equivalent adjustment	28,237	16,340
Net interest income - tax equivalent (non-GAAP)	$249,243	$247,460
Less: Acquisition accounting net accretion	2,173	8,581
Adjusted net interest income	$247,070	$238,879

Average earning assets	$7,435,361	$6,628,224

NIM (GAAP)	2.97%	3.49%
NIM (TEY) (non-GAAP)	3.35%	3.73%
Adjusted NIM (TEY) (non-GAAP)	3.32%	3.60%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$210,531	$190,016

Net interest income (GAAP)	$221,006	$231,120
Noninterest income (GAAP)	132,684	80,729
Total income	$353,690	$311,849

Efficiency ratio (noninterest expense/total income) (non-GAAP)	59.52%	60.93%

*    Non-core or non-recurring items (after-tax) are calculated using an estimated effective tax rate of 21% with the exception of acquisition costs which has an estimated effective tax rate of 13.62%.

NET INTEREST INCOME AND MARGIN (TAX EQUIVALENT BASIS)

Net interest income decreased 4% for the year ended December 31, 2023, compared to the prior year. Net interest income, on a tax equivalent basis (non-GAAP), increased 1% to $249.2 million for the year ended December 31, 2023, as compared to the prior year. Net interest income changed primarily due to the Company’s increase in cost of funds with a shift of the composition of deposits from noninterest and lower beta deposits to higher beta deposits, which more than offset the continued expansion of loan and investment yields.

A comparison of yields, spread and margin on a GAAP and tax equivalent basis is as follows:

	GAAP		Tax Equivalent Basis
	For the Year Ended		For the Year Ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Average Yield on Interest-Earning Assets	5.56%	4.41%	5.94%	4.66%
Average Cost of Interest-Bearing Liabilities	3.31%	1.28%	3.31%	1.28%
Net Interest Spread	2.25%	3.13%	2.63%	3.38%
NIM (TEY) (Non-GAAP)	2.97%	3.49%	3.35%	3.73%
NIM Excluding Acquisition Accounting Net Accretion (Non-GAAP)	2.94%	3.36%	3.32%	3.60%

Acquisition accounting net accretion can fluctuate, mostly depending on the payoff or renewal activity of the acquired loans. In evaluating net interest income and NIM, it's important to understand the impact of acquisition accounting net accretion when comparing periods. The above table reports NIM with and without the acquisition accounting net accretion to allow for additional comparisons.  A comparison of acquisition accounting net accretion included in NIM is as follows:

	For the Year Ended
	December 31,	December 31,
	2023	2022
	(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$2,173	$8,581

The Company's management closely monitors and manages NIM. From a profitability standpoint, an important challenge for the Company's subsidiary banks and equipment financing/leasing company is focusing on quality growth in conjunction with the improvement of their NIMs. Management continually addresses this issue with pricing and other balance sheet management strategies which included better loan pricing, reducing reliance on rate-sensitive funding, closely managing deposit rate increases and finding additional ways to manage cost of funds through derivatives.

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories are presented in the following table:

	Year Ended December 31,
	2023			2022			2021
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$19,110	$998	5.22%	$14,436	$410	2.84%	$1,964	$2	0.10%
Interest-bearing deposits at financial institutions	80,924	4,137	5.11	63,448	1,089	1.72	116,421	173	0.15
Investment securities - taxable	346,579	14,927	4.30	335,255	12,078	3.59	304,787	8,923	2.92
Investment securities - nontaxable (1)	611,924	28,272	4.62	575,457	24,281	4.22	499,849	20,581	4.12
Restricted investment securities	39,273	2,346	5.89	35,554	2,068	5.73	19,386	950	4.83
Gross loans/leases receivable (1) (2) (3)	6,337,551	390,967	6.17	5,604,074	268,985	4.80	4,456,461	179,738	4.03
Total interest earning assets	$7,435,361	441,647	5.94	$6,628,224	308,911	4.66	$5,398,868	210,367	3.90

Noninterest-earning assets:
Cash and due from banks	$80,386			$75,975			$60,298
Premises and equipment	119,177			106,591			75,015
Less allowance	(86,983)			(85,745)			(81,633)
Other	617,684			481,135			420,809
Total assets	$8,165,625			$7,206,180			$5,873,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$4,191,913	121,662	2.90%	$3,715,017	35,359	0.95%	$3,058,917	8,621	0.28%
Time deposits	1,010,827	37,784	3.74	568,245	7,003	1.23	448,191	4,679	1.04
Short-term borrowings	2,781	152	6.44	8,637	299	3.46	6,281	5	0.08
FHLB advances	323,904	16,740	5.10	286,474	6,954	2.39	23,389	70	0.30
Other borrowings	—	—	—	1,068	53	4.96	—	—	—
Subordinated notes	232,837	13,230	5.68	165,685	9,200	5.55	115,398	6,272	5.44
Junior subordinated debentures	48,662	2,836	5.75	45,497	2,583	5.60	38,067	2,276	5.90
Total interest-bearing liabilities	$5,810,924	192,404	3.31	$4,790,623	61,451	1.28	$3,690,243	21,923	0.59

Noninterest-bearing demand deposits	$1,123,050			$1,393,284			$1,269,467
Other noninterest-bearing liabilities	406,274			274,241			276,457
Total liabilities	$7,340,248			$6,458,148			$5,236,167

Stockholders' equity	825,557			748,032			637,190
Total liabilities and stockholders' equity	$8,165,805			$7,206,180			$5,873,357
Net interest income		$249,243			$247,460			$188,444
Net interest spread			2.63%			3.38%			3.31%
Net interest margin			2.97%			3.49%			3.30%
Net interest margin (TEY)(Non-GAAP)			3.35%			3.73%			3.49%
Adjusted net interest margin (TEY)(Non-GAAP)			3.32%			3.60%			3.47%

Ratio of average interest-earning assets to average interest-bearing liabilities	127.95%			138.36%			146.30%

(1)	Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

The Company’s components of change in net interest income are presented in the following table:

	For the years ended December 31, 2023 and 2022

	Inc./(Dec.)	Components		Inc./(Dec.)	Components
	from	of Change (1)		from	of Change (1)
	Prior Year	Rate	Volume	Prior Year	Rate	Volume

	2023 vs. 2022			2022 vs. 2021
	(dollars in thousands)			(dollars in thousands)
INTEREST INCOME
Federal funds sold	$588	$424	$164	$408	$334	$74
Interest-bearing deposits at financial institutions	3,048	2,674	374	916	1,030	(114)
Investment securities - taxable	2,849	2,433	416	3,155	2,197	958
Investment securities - nontaxable (2)	3,991	2,392	1,599	3,700	512	3,188
Restricted investment securities	278	59	219	1,118	204	914
Gross loans/leases receivable (2) (3)	121,982	83,631	38,351	89,247	38,013	51,234
Total change in interest income	$132,736	$91,613	$41,123	$98,544	$42,290	$56,254

INTEREST EXPENSE
Interest-bearing deposits	86,303	81,223	5,080	26,738	24,539	2,199
Time deposits	30,781	22,278	8,503	2,324	942	1,382
Short-term borrowings	(147)	145	(292)	294	291	3
Federal Home Loan Bank advances	9,786	8,774	1,012	6,884	2,634	4,250
Other borrowings	(53)	(27)	(26)	53	—	53
Subordinated notes	4,030	220	3,810	2,928	130	2,798
Junior subordinated debentures	253	70	183	307	(118)	425
Total change in interest expense	$130,953	$112,683	$18,270	$39,528	$28,418	$11,110

Total change in net interest income	$1,783	$(21,070)	$22,853	$59,016	$13,872	$45,144

(1)	The column "Inc/(Dec) from Prior Year" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

The Company’s operating results are also impacted by various sources of noninterest income, including trust fees, investment advisory and management fees, deposit service fees, capital markets revenue, including swap fee income and gains on loan securitizations, gains from the sales of residential real estate loans and government guaranteed loans, earnings on BOLI,  and other income. Offsetting these items, the Company incurs noninterest expenses, which include salaries and employee benefits, occupancy and equipment expense, professional and data processing fees, FDIC and other insurance expense, loan/lease expense and other administrative expenses.

The Company’s operating results are also affected by economic and competitive conditions, particularly changes in interest rates, income tax rates, government policies and actions of regulatory authorities.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

INTEREST INCOME

For 2023, interest income increased $120.8 million, or 41%, compared to 2022. This was due to continued loan growth and repricing of the Company’s floating rate loan portfolio with rapidly rising interest rates as well as a full year of GFED income reflected in the Company’s 2023 results, compared to nine months of such income reflected in the Company’s 2022 results.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Comparing 2023 to 2022, interest expense increased $131.0 million, or 213%, year-over-year. The increase is primarily due to a significant increase in cost of funds given the sharp rising rate environment and the shift of the composition of deposits from noninterest bearing and lower beta deposits to higher beta deposits as well as a full year of GFED expense reflected in the Company’s 2023 results, compared to nine months of such expense reflected in the Company’s 2022 results. The Company’s cost of funds was 3.31% for the year ending December 31, 2023, which was up from 1.28% for the year ending December 31, 2022.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision for credit losses expense to provide an estimated ACL.  The following table shows the components for the provision for credit losses for the years ended December 31, 2023 and 2022.

	Year Ended
	December 31,	December 31,
	2023	2022

	(dollars in thousands)

Provision for credit losses - loans and leases	$11,550	$9,636
Provision for credit losses - off-balance sheet exposures	3,977	(1,334)
Provision for credit losses - held to maturity securities	23	(18)
Provision for credit losses - available for sale securities	989	—
Total provision for credit losses	$16,539	$8,284

The Company’s total provision for credit losses was $16.5 million for 2023, an increase of $8.2 million from 2022. The increase in provision for credit losses on loans and leases was driven by the loan growth and higher criticized loan balances.  For the year ended December 31, 2023, the provision for credit losses related to OBS was $4.0 million, compared to a negative $1.3 million provision for the year ended December 31, 2022.  The increase was due to an increase in the balance of unfunded commitments as there was a surge in commitments in the LIHTC lending business during the year.  The provision related to HTM securities for the year ended December 31, 2023 was $23 thousand as compared to a negative $18 thousand provision for the year ended December 31, 2022.  There was a $989 thousand provision related to AFS securities for the year ended December 31, 2023 as compared to no provision for the prior year.  The increase was entirely due to an impairment of one subordinated debt investment in a failed bank in the first quarter of 2023.  This was a legacy investment acquired as part of the 2022 GFED acquisition and an allowance was established for the entire balance of the investment.

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

The Company had an ACL on loans/leases of 1.33% of gross loans/leases held for investment at December 31, 2023, compared to 1.43% of gross loans/leases held for investment at December 31, 2022.  Management evaluates the allowance needed on the loans acquired in previous acquisitions factoring in the remaining discount, which was $3.9 million and $6.1 million at December 31, 2023 and 2022, respectively.

Additional discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the years ended December 31, 2023 and 2022.

	Year Ended
	December 31,	December 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)

Trust fees	$11,697	$10,641	$1,056	9.9%
Investment advisory and management fees	3,864	3,858	6	0.2
Deposit service fees	8,177	8,134	43	0.5
Gains on sales of residential real estate loans, net	1,611	2,411	(800)	(33.2)
Gains on sales of government guaranteed portions of loans, net	54	119	(65)	(54.6)
Capital markets revenue	92,065	41,309	50,756	122.9
Securities losses, net	(451)	—	(451)	(100.0)
Earnings on bank-owned life insurance	4,184	2,056	2,128	103.5
Debit card fees	6,200	5,459	741	13.6
Correspondent banking fees	1,662	967	695	71.9
Loan related fee income	3,066	2,428	638	26.3
Fair value gain (loss) on derivatives	(1,262)	1,975	(3,237)	(163.9)
Other	1,817	1,372	445	32.4
Total noninterest income	$132,684	$80,729	$51,955	64.4%

Certain increases in these categories were due to the GFED acquisition, as there was a full year of GFED income reflected in the Company’s 2023 results, compared to nine months of such income reflected in the Company’s 2022 results.  The GFED acquisition is further described in Note 2 to the Consolidated Financial Statements.

The Company has been successful in expanding its wealth management customer base. Trust fees continue to be a significant contributor to noninterest income. Assets under management increased by $700.7 million in 2023 with 340 new relationships totaling $762.9 million in new assets under management.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust fees are determined based on the value of the investments within the fully-managed trusts. Trust fees increased 10% in 2023 as compared to 2022 due to growth in assets under management. The Company expects trust fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuation. During 2023, the Company expanded its wealth management customer base into the Springfield, Missouri market.

Investment advisory and management fees remained stable in 2023 as compared to 2022. Similar to trust fees, fees from these services are largely determined based on the value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Deposit service fees remained stable in 2023 as compared to 2022. This was the result of core deposit growth offset by a decrease in NSF and service charge fee income. The Company continues to be successful in expanding its core deposit base.

Gains on sales of residential real estate loans, net, decreased 33% in 2023 as compared to 2022. The decrease was primarily due to decreased residential real estate purchases and the refinancing of residential real estate loans with the sharp increase in mortgage rates.

The Company has grown its capital markets revenue significantly over the past several years.  The Company’s interest rate swap program consists of back-to-back interest rate swaps with two types of commercial borrowers: (1) traditional commercial loans of a certain minimum size and sophistication, and (2) LIHTC permanent loans.  Most of the growth has been in the latter category as the Company has grown relationships with strong LIHTC developers with many years of experience.  The LIHTC industry is strong and growing with an increased need for affordable housing.  The interest rate swaps help the commercial borrowers to obtain a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent upon the pricing.

Capital markets revenue totaled $92.1 million in 2023 as compared to $41.3 million in 2022. The increase was due to higher revenue from swap fees due to improvements in the supply chain and resetting of the debt and equity needs for the current interest rate environment. In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans.  Therefore, the mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans. Future levels of swap fee income are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

Also included in capital markets revenue are gains on loan securitizations. The Company had two LIHTC securitizations that closed in the fourth quarter of 2023 which resulted in a net gain of $644 thousand.  The Company expects LIHTC securitizations to continue on as a tool to manage liquidity and to provide capacity for continued LIHTC loan production.

Securities losses, net of gains totaled $451 thousand in 2023.  There were no securities gains or losses in 2022.  The Company sold $30 million of securities during the first quarter of 2023.  The securities sold were part of a strategy to partially deleverage the balance sheet and reduce higher cost borrowings and the related negative arbitrage.  The losses were successfully earned back within the calendar year.

Earnings on BOLI increased 104% in 2023. The increase is primarily due to income of $1.1 million on death benefit proceeds of a former executive that were received in 2023.  There were no purchases of BOLI in 2023.  There were $10.0 million of purchases of BOLI in 2022. Yields on BOLI (based on a simple average and excluding the impact of the federal income tax exemption) were 2.82% for 2023 and 1.92% for 2022. Notably, a portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity markets. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 14% in 2023. The increase was primarily due to the GFED acquisition. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers deposit products with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 72% in 2023 primarily due to a shift of correspondent banking balances from non-interest bearing accounts to interest bearing accounts, in light of increasing rates.  Fees from correspondent banks generally increase when non-interest bearing account balances decrease due to lower associated earnings credits.  Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income.  The Company now serves 182 banks in Iowa, Illinois, Missouri and Wisconsin.

Loan related fee income increased 26% in 2023. The increase was primarily due to loan growth.

Fair value gain (loss) on derivatives decreased 164% in 2023.  The decrease was due to the rapidly rising interest rate environment and the derivatives winding down closer to maturity.  The Company uses unhedged cap instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.  See Note 8 to the Consolidated Financial Statements for additional information.

Other noninterest income increased 32% in 2023.  Included in other noninterest income is income on equity investments.  Income on equity investments is largely determined based on the market value of the investments.  As a result, income fluctuates with market valuations.

NONINTEREST EXPENSES

The following tables set forth the various categories of noninterest expenses for the years ended December 31, 2023 and 2022.

	Year Ended
	December 31,	December 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$136,619	$115,368	$21,251	18.4%
Occupancy and equipment expense	25,031	21,975	3,056	13.9
Professional and data processing fees	16,271	16,282	(11)	(0.1)
Acquisition costs	—	3,715	(3,715)	(100.0)
Post-acquisition compensation, transition and integration costs	207	5,526	(5,319)	(96.3)
FDIC insurance, other insurance and regulatory fees	7,137	5,806	1,331	22.9
Loan/lease expense	2,868	1,829	1,039	56.8
Net cost of and gains/losses on operations of real estate	(26)	(40)	14	(35.0)
Advertising and marketing	6,042	4,958	1,084	21.9
Communication and data connectivity	2,063	2,213	(150)	(6.8)
Supplies	1,254	1,109	145	13.1
Bank service charges	2,592	2,282	310	13.6
Correspondent banking expense	963	840	123	14.6
Intangibles amortization	2,938	2,854	84	2.9
Payment card processing	2,656	1,964	692	35.2
Trust expense	1,396	775	621	80.1
Other	2,520	2,560	(40)	(1.6)
Total noninterest expense	$210,531	$190,016	$20,515	10.8%

Management places strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency. Certain increases in these categories were due to the GFED acquisition, as there were a full year of GFED expenses reflected in the Company’s 2023 results, compared to nine months of such expenses reflected in the Company’s 2022 results.  The GFED acquisition is further described in Note 2 to the Consolidated Financial Statements.

Salaries and employee benefits, which is the largest component of noninterest expense, increased 18% in 2023 as compared to 2022. This increase was primarily related to higher variable incentive compensation for record capital markets revenue  in 2023, and to the GFED acquisition.

Occupancy and equipment expense increased 14% in 2023 as compared to 2022. This increase was due to higher depreciation expense and computer hardware expense, including with respect to the GFED acquisition.

Professional and data processing fees remained stable as compared to 2022. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

There were no acquisition costs in 2023.  Acquisition costs totaled $3.7 million in 2022.  These costs were comprised of primarily legal, accounting and other professional fees related to the GFED acquisition.

Post-acquisition compensation, transition and integration costs totaled $207 thousand in 2023 and $5.5 million in 2022.  These costs were comprised primarily of personnel costs, IT integration, and conversion costs related to the acquisition of GFED in 2022.

FDIC insurance, other insurance and regulatory fee expense increased 23% in 2023.  The increase in expense was due to an increase in the asset size of the Company and an increase in announced FDIC rates for 2023, which increased the Company’s insurance rates and expenses.

Loan/lease expense increased 57% in 2023 as compared to 2022. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.  NPLs have increased 274% since December 31, 2022 driven by three client relationships from unrelated industries.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net income from operations totaled $26 thousand for 2023 as compared to $40 thousand for 2022.

Advertising and marketing expense increased 22% in 2023 as compared to 2022. The increase in expense was primarily due to increased marketing of our deposit products as well as the GFED acquisition, in which 2023 had twelve months of expenses compared to nine months of expenses in 2022.

Communication and data connectivity expense decreased 7% in 2023 as compared to 2022. The decrease is primarily due to improvements to our data center connectivity channels and a reduction in cell phone and air card expenses as the Company continues to improve operational efficiencies.

Supplies expense increased 13% in 2023 as compared to 2022. The increase is primarily due to inflationary factors and the GFED acquisition.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, increased 14% in 2023 as compared to 2022.   As transaction volumes continue to increase and the number of correspondent banking clients increases, the associated expenses is expected to also increase.

Correspondent banking expense increased 15% in 2023 as compared to 2022. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services.

Intangible amortization expense increased 3% in 2023 as compared to 2022. The increase is due to the GFED acquisition. These expenses will naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

Payment card processing expense increased 35% in 2023 as compared to 2022. The increase is due to the GFED acquisition.

Trust expense increased 80% in 2023 as compared to 2022. The increase was due to new relationships added in 2023 with the addition of  $762.9 million of new assets under management as well as costs for a conversion to a new core operating system and start-up expenses in Springfield market.

Other noninterest expense decreased 2% in 2023 as compared to 2022.  The decrease was due primarily to lower excise tax on lower stock repurchases in 2023.  Also included in other noninterest expense are other items such as meals and entertainment, subscriptions, sales and use tax and expenses related to wealth management.

INCOME TAX EXPENSE

The provision for income taxes was $13.1 million for 2023, or an effective tax rate of 10.3%, compared to $14.5 million for 2022, or an effective tax rate of 12.7%.  Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 15 to the Consolidated Financial Statements for additional details.

FINANCIAL CONDITION AS OF DECEMBER 31, 2023 AND 2022

OVERVIEW

Following is a table that represents the major categories of the Company’s balance sheet.

	As of December 31,
	2023		2022

	(dollars in thousands)

	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$237,492	3%	$183,993	2%
Securities	1,005,528	12%	928,102	12%
Net loans/leases	6,456,216	75%	6,051,165	76%
Derivatives	187,341	2%	177,631	2%
Other assets	652,317	8%	607,946	8%
Total assets	$8,538,894	100%	$7,948,837	100%

Total deposits	$6,514,005	77%	$5,984,217	75%
Total borrowings	718,295	8%	825,894	10%
Derivatives	215,735	3%	200,701	3%
Other liabilities	204,263	2%	165,301	2%
Total stockholders' equity	886,596	10%	772,724	10%
Total liabilities and stockholders' equity	$8,538,894	100%	$7,948,837	100%

In 2023, total assets increased $590.1 million, or 7%. The Company’s securities portfolio increased $77.4 million, or 8%, during 2023.  The Company’s net loan/lease portfolio increased $405.1 million, or 7%, during 2023. Deposits grew $529.8 million, or 9%, during 2023. Borrowings decreased $107.6 million, or 13%, during 2023 due primarily to an increase in core deposits which allowed borrowings to mature.

INVESTMENT SECURITIES

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk and maximizing return, while minimizing credit risk. Over the recent years, the Company has continued to change the mix of the portfolio by decreasing U.S government sponsored agency securities, while increasing tax-exempt municipal securities. Of the latter, the large majority are privately placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company’s existing markets) that require a thorough underwriting process before investment and are generated by our specialty finance group.

Trading securities had a fair value of $22.4 million as of December 31, 2023 and consisted of retained beneficial interests acquired in conjunction with the loan securitizations completed by the Company in 2023.

Following is a breakdown of the Company’s securities portfolio by type, the percentage of net unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration as of December 31, 2023 and 2022.

	2023		2022
	Amount	%	Amount	%
	(dollars in thousands)

U.S. treasuries and govt. sponsored agency securities	$14,973	1%	$16,981	2%
Municipal securities	853,442	85%	779,270	84%
Residential mortgage-backed and related securities	59,196	6%	66,215	7%
Asset-backed securities	15,423	2%	18,728	2%
Other securities	40,125	4%	46,908	5%
Trading securities	22,369	2%	—	-%
	$1,005,528	100%	$928,102	100%

Securities as a % of total assets	11.78%		11.68%
Net unrealized losses as a % of Amortized Cost	(4.96)%		(11.26)%
Duration (in years)	6.2		7.7
Annual yield on investment securities (tax equivalent)	4.30%		3.99%

Due to continued increases in intermediate and long-term interest rates during 2023, which directly impact the fair value of the Company’s AFS portfolio, the AFS portfolio declined $41.3 million, or 12.1%, from December 31, 2022 to December 31, 2023.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities.

The following is a breakdown of the weighted-average yield for each range of maturities by category of debt securities that are not held at fair value:

		Weighted
	Amortized	Average
	Cost*	Yield

	(dollars in thousands)
Municipal securities:
Within 1 year	$1,876	4.04%
After 1 but within 5 years	26,243	5.75%
After 5 but within 10 years	83,955	5.24%
After 10 years	570,583	4.45%
Total	$682,657	4.60%

Other securities:
After 1 but within 5 years	$1,050	4.51%
Total	$1,050	4.51%

Total HTM Securities	$683,707

* Amortized cost above excludes ACL of $203 thousand.

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

LOANS/LEASES

During 2023, total loans/leases grew 6.6% or 10.9% when excluding the $264.7 million in loan securitizations completed in the fourth quarter. The mix of loan/lease types within the Company’s loan/lease portfolio is presented in the following tables.

	As of
	December 31, 2023		December 31, 2022
	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$325,243	5%	$296,869	5%
C&I - other	1,481,778	23%	1,451,693	23
CRE - owner occupied	607,365	9%	629,367	10
CRE - non-owner occupied	1,008,892	15%	963,239	16
Construction and land development	1,420,525	22%	1,192,061	19
Multi-family	996,143	15%	963,803	16
Direct financing leases	31,164	1%	31,889	1
1-4 family real estate	544,971	8%	499,529	8
Consumer	127,335	2%	110,421	2
Total loans/leases	$6,543,416	100%	$6,138,871	100%
Less allowance	(87,200)		(87,706)
Net loans/leases	$6,456,216		$6,051,165

As CRE loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s CRE loan portfolio.  For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk.  Additionally, the Company reviews CRE concentrations by industry in relation to risk-based capital on a quarterly basis. Approximately 39% of the CRE portfolio are LIHTC loans of which all are performing and all are pass rated.

Historically, the Company structures most residential real estate loans to conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell the loans on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans and recognizing noninterest income from the gain on sale. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans in the table above. Historically, the subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable-rate mortgages that mature or adjust in one to five years, and then retain these loans in their portfolios. The Company also holds 15-year fixed rate residential real estate loans originated in prior years that met certain credit guidelines. In addition, the Company has not originated any subprime, Alt-A, no documentation, or stated income residential real estate loans throughout its history.

The following tables set forth the remaining maturities by loan/lease type as of December 31, 2023 and 2022. Maturities are based on contractual dates.

	As of December 31, 2023
					Maturities After One Year
	Due in one	Due after one	Due after 5	Due after	Predetermined	Adjustable
	year or less	through 5 years	through 15 years	15 years	interest rates	interest rates
	(dollars in thousands)

C&I - revolving	$233,863	$82,045	$9,335	$—	$22,493	$68,887
C&I - other	255,913	738,966	355,756	131,143	821,463	404,402
CRE - owner occupied	47,107	331,933	205,090	23,235	381,218	179,040
CRE - non-owner occupied	131,038	665,220	177,934	34,700	683,516	194,338
Construction and land development	269,193	256,029	82,176	813,127	223,164	928,168
Multi-family	17,873	178,245	275,159	524,866	170,477	807,793
Direct financing leases	1,710	29,043	411	—	29,454	—
1-4 family real estate	22,368	172,885	169,420	180,298	410,837	111,766
Consumer	10,269	53,736	62,807	523	56,048	61,018
	$989,334	$2,508,102	$1,338,088	$1,707,892	$2,798,670	$2,755,412

	As of December 31, 2022
					Maturities After One Year
	Due in one	Due after one	Due after	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	15 years	interest rates	interest rates
	(dollars in thousands)

C&I - revolving	$209,006	$80,044	$7,819	$—	$19,239	$68,624
C&I - other	289,733	722,893	269,304	169,763	836,744	325,216
CRE - owner occupied	52,577	330,659	206,539	39,592	380,984	195,806
CRE - non-owner occupied	96,455	604,487	217,310	44,987	629,656	237,128
Construction and land development	229,992	240,920	42,180	678,969	221,366	740,703
Multi-family	23,053	105,504	312,482	522,764	124,793	815,957
Direct financing leases	1,843	28,694	1,352	—	30,046	—
1-4 family real estate	26,753	146,524	170,636	155,616	374,875	97,901
Consumer	13,965	44,403	50,878	1,175	36,218	60,238
	$943,377	$2,304,128	$1,278,500	$1,612,866	$2,653,921	$2,541,573

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

Changes in the ACL for loans/leases for the years ended December 31, 2023, 2022 and 2021 are presented as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021

	(dollars in thousands)

Balance, beginning	$87,706	$78,721	$84,376
Impact of adopting ASU 2016-13	—	—	(8,102)
Initial ACL recorded for PCD loans	—	5,902	—
Change in ACL for writedown of LHFS to fair value	(3,545)	—	—
Provision	11,550	9,636	5,702
Charge-offs	(9,392)	(7,525)	(4,538)
Recoveries	881	972	1,283
Balance, ending	$87,200	$87,706	$78,721

The Company recorded an $11.0 million (pre-tax) provision for credit losses on loans in 2022, for the CECL Day 2 provision as a result of the GFED acquisition.

Net charge-offs by segment and their percentage of average loans and leases are as follows:

	Year ended December 31,
	2023		2022
	Amount	% of Average Loans	Amount	% of Average Loans

	(dollars in thousands)

Average amount of loans/leases outstanding, before allowance	$6,337,551		$5,604,074

Net charge-offs:
C&I - revolving	—	0.00	—	0.00
C&I - other	(8,137)	0.13	(5,600)	0.10
CRE owner occupied	(219)	0.00	6	0.00
CRE non-owner occupied	31	(0.00)	(96)	0.00
Construction and land development	(48)	0.00	(829)	0.01
Multi-family	—	0.00	43	(0.00)
1-4 family real estate	5	(0.00)	(21)	0.00
Consumer	(143)	0.00	(56)	0.00
Total net charge-offs	$(8,511)		$(6,553)

Changes in the ACL for OBS exposures for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021

	(dollars in thousands)

Balance, beginning	$5,552	$6,886	$—
Impact of adopting ASU 2016-13	—	—	9,117
Provisions (credited) to expense	3,977	(1,334)	(2,231)
Balance, ending	$9,529	$5,552	$6,886

The ACL for OBS exposures totaled $9.1 million at the adoption of CECL on January 1, 2021.  The Company recorded $4.0 million of provision for credit losses related to OBS exposures in 2023. Negative provisions in 2021 and 2022 were due to increased line of credit usage resulting in lower OBS exposure. The increase in provision in 2023 was driven by an increase in unfunded commitments in the LIHTC lending business during the year. At December 31, 2023, the allowance for OBS exposures was $9.5 million.

The following is a table that reports the criticized and classified loan totals as of December 31, 2023 and 2022.

	As of December 31,
Internally Assigned Risk Rating *	2023	2022

	(dollars in thousands)

Special Mention (Rating 6)	$124,460	$98,333
Substandard (Rating 7)/Classified loans	67,313	66,021
Doubtful (Rating 8)/Classified loans	—	—
Criticized Loans	$191,773	$164,354

Criticized Loans as a % of Total Loans/Leases	2.93%	2.68%
Classified Loans as a % of Total Loans/Leases	1.03%	1.08%

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

Criticized loans increased 17% and classified loans increased 2% in 2023 as compared to 2022 due to the downgrade of five large relationships that are still performing. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs as of December 31, 2023 and 2022.

	As of December 31,
	2023	2022
ACL for loans/leases / Total loans/leases held for investment	1.33%	1.43%
ACL for loans/leases / NPLs	265.54%	1,000.07%

The following table presents the allowance by type and the percentage of loan/lease type to total loans/leases.

	As of December 31,
	2023		2022
	Amount	%	Amount	%
	(dollars in thousands)

C&I - revolving	$4,224	5%	$4,457	5%
C&I - other*	27,460	23%	27,753	24%
CRE - owner occupied	8,223	9%	9,965	10%
CRE - non-owner occupied	11,581	16%	11,749	16%
Construction and land development	16,856	22%	14,262	19%
Multi-family	12,463	15%	13,186	16%
1-4 family real estate	4,917	8%	4,963	8%
Consumer	1,476	2%	1,371	2%
	$87,200	100%	$87,706	100%

* Included within the C&I – Other segment is an ACL on leases of $992 thousand and $970 thousand as of December 31, 2023 and 2022, respectively. Leases represent 1% of to total loans/leases.

Although management believes that the ACL for loans/leases at December 31, 2023 is at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and may require additional increases in the provision for credit losses. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and its leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 4 to the Consolidated Financial Statements for additional information on the Company’s ACL.

NONPERFORMING ASSETS

The table below presents the amounts of NPAs and related ratios.

	As of December 31,
	2023	2022
	(dollars in thousands)

Nonaccrual loans/leases (1)	$32,753	$8,765
Accruing loans/leases past due 90 days or more	86	5
Total NPLs	32,839	8,770
Other repossessed assets	—	—
OREO	1,347	133
Total NPAs	$34,186	$8,903

NPLs to total loans/leases	0.50%	0.14%
NPAs to total loans/leases plus repossessed property	0.52%	0.15%
NPAs to total assets	0.40%	0.11%
Nonaccrual loans/leases to total loans/leases	0.50%	0.14%
ACL to nonaccrual loans	266.24%	1000.64%

(1)	Includes government guaranteed portions of loans, if applicable.

NPAs at December 31, 2023 were $34.2 million, up $25.3 million from December 31, 2022.  The increase from prior year was driven by three client relationships from unrelated industries. The ratio of NPAs to total assets was 0.40% at December 31, 2023, up from 0.11% at December 31, 2022.

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

DEPOSITS

Deposits grew $529.8 million, or 8.9%, during 2023, primarily due to an increase in interest-bearing deposits.  The table below presents the composition of the Company’s deposit portfolio.

	As of December 31,
	2023		2022
	Amount	%	Amount	%
	(dollars in thousands)

Noninterest bearing demand deposits	$1,038,689	16%	$1,262,981	21%
Interest bearing demand deposits	4,338,390	67%	3,875,497	65%
Time deposits	851,950	13%	744,593	12%
Brokered deposits	284,976	4%	101,146	2%
	$6,514,005	100%	$5,984,217	100%

The Company actively participates in the ICS/CDARS program, which is a trusted resource that provides FDIC insurance coverage for clients of the Company that maintain larger deposit balances.  Deposits in the ICS/CDARS program (which are included in interest bearing demand deposits and time deposits in the preceding table) totaled $2.1 billion, or 31.8% of all deposits, as of December 31, 2023.

The Company’s correspondent bank deposit portfolio and funds managed consists of the following:

●	Noninterest-bearing deposits which represent the correspondent banks’ operating cash used for processing transactions with the FRB,
●	Money market deposits which represent some excess liquidity, and
●	EBA balances of the correspondent banks held at the FRB.

The Company had total uninsured deposits of $1.8 billion and $1.9 billion as of December 31, 2023 and 2022 respectively. The table below represents the time deposits in FDIC uninsured accounts by maturity:

	As of December 31,
	2023	2022

	(dollars in thousands)

U.S. Time Deposits in Amounts in Excess of FDIC insurance limit:
One to three months	$213,425	$183,837
Three to six months	160,812	113,065
Six to twelve months	130,490	118,311
Over twelve months	9,960	27,441
	$514,687	$442,654

There were no other time deposits otherwise uninsured. The Company had no deposits by foreign depositors in domestic offices as of December 31, 2023 and 2022.

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

	As of December 31,
	2023	2022
	(dollars in thousands)

Federal funds purchased	$1,500	$129,630

The Company’s federal funds purchased fluctuates based on the short-term funding needs of the Company’s subsidiary banks. See Note 10 to the Consolidated Financial Statements for additional information on the Company’s short-term borrowings.

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

	As of December 31,
	2023	2022
	(dollars in thousands)

FHLB Advances	$435,000	$415,000
Weighted Average Interest Rate at Year-End	5.39%	4.58%

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

The Company renewed its revolving credit note in the second quarter of 2023.  At renewal, the available line amount remained unchanged at $50.0 million for which there was no outstanding balance as of December 31, 2023. Interest on the revolving line of credit is calculated at the greater of: (a) the effective Prime Rate less 0.50% or (b) 3.00% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.

The Company has been approved for the Bank Term Funding Program. As of December 31, 2023, there were no amounts outstanding and investment securities with a carrying value of $10.1 million are pledged as collateral for the program. The Bank Term Funding Program ends March 11, 2024.

See Notes 10 and 11 to the Consolidated Financial Statements for additional information regarding FHLB advances and other borrowings.

SUBORDINATED NOTES

The Company had subordinated notes totaling $233.1 million and $232.7 million as of December 31, 2023 and 2022, respectively. The Company completed private placements of $100.0 million in aggregate principal amount of fixed-

to-floating subordinated notes in the third quarter of 2022.  The Company acquired $19.6 million of subordinated notes during 2022 with the GFED acquisition.

See Note 13 to the Consolidated Financial Statements for additional information regarding the subordinated notes.

JUNIOR SUBORDINATED DEBENTURES

The Company had junior subordinated debentures totaling $48.7 million and $48.6 million as of December 31, 2023 and 2022, respectively.  The Company acquired $10.3 million of junior subordinated debentures during 2022 with the GFED acquisition.

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of December 31,
	2023	2022
	(dollars in thousands)

Common stock	$16,749	$16,796
Additional paid in capital	370,814	370,712
Retained earnings	554,992	450,114
AOCI	(55,959)	(64,898)
Total stockholders' equity	$886,596	$772,724

TCE / TA ratio (non-GAAP)	8.75%	7.93%

*   TCE/TA ratio is defined as total common stockholders’ equity excluding goodwill and other intangibles divided by total assets.  This ratio is a non-GAAP measure. Refer to the GAAP to Non-GAAP Reconciliations section of this report for more information.

As of December 31, 2023 and 2022, no preferred stock was outstanding.

AOCI increased $8.9 million during 2023 due to an increase in the value of the Company’s AFS securities portfolio and certain derivatives resulting from the change in interest rates during the year.

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to an additional 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021. There were 175,000 and 970,000 shares of common stock purchased by the Company during the year ended December 31, 2023 and 2022, respectively.  There were 760,915 shares of common stock remaining for repurchase as of December 31, 2023.

The following table presents the rollforward of stockholders’ equity for the years ended December 31, 2023 and 2022, respectively.

	For the Year Ended December 31,
	2023	2022

	(dollars in thousands)

Beginning balance	$772,724	$677,010
Net income	113,558	99,066
Other comprehensive income (loss), net of tax	8,939	(66,450)
Issuance of 2,071,291 shares of common stock as a result of acquisition of GFED	—	117,214
Repurchase and cancellation of shares of common stock as a result of a share repurchase program	(8,686)	(52,954)
Common cash dividends declared	(4,020)	(4,022)
Other *	4,081	2,860
Ending balance	$886,596	$772,724

*   Includes primarily stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks, cash and due from banks and federal funds sold, which averaged $180.4 million and $153.9 million during 2023 and 2022, respectively. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At December 31, 2023, the subsidiary banks had 25 lines of credit totaling $699.3 million, of which $248.5 million was secured and $450.8 million was unsecured. At December 31, 2023, $699.3 million was available.

At December 31, 2022, the subsidiary banks had 28 lines of credit totaling $501.8 million, of which $31.0 million was secured and $470.8 million was unsecured. At December 31, 2022, $372.8 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity.  Additionally, the Company maintains a $50.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2024. At December 31, 2023, the full $50.0 million was available. See Note 12 to the Consolidated Financial Statements for additional information.

As of December 31, 2023, the Company had $536.1 million in correspondent banking deposits spread over 182 relationships.  While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity.  Seasonality and the liquidity needs of these correspondent banks can impact balances.  Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $749.3 million during 2023 compared to $634.7 million during 2022. Proceeds from calls, maturities, pay downs, and sales of securities were $141.9 million for 2023 compared to $186.8 million for 2022. Purchases of securities used cash of $187.6 million for 2023 compared to $230.5 million for 2022. The net increase in loans/leases used cash of $676.7 million for 2023 compared to $654.9 million for 2022.

Financing activities provided cash of $410.3 million for 2023 compared to $538.2 million for 2022. Net increases in deposits totaled $529.8 million for 2023 as compared to net decreases in deposits of $15.1 million for 2022. Net short-term borrowings decreased $128.1 million for 2023 as compared to an increase of $125.8 million for 2022. Net increases in long-term FHLB advances totaled $135.0 million in 2023.  Short-term FHLB advances decreased $115.0 million in 2023 as compared to an increase of $400.0 million in 2022.  Proceeds from subordinated notes totaled $100.0 million in 2022. Repurchase and cancellation of shares totaled $8.7 million in 2023 as compared to $53.0 million in 2022.

Total cash provided by operating activities was $376.3 million for 2023 compared to $118.7 million for 2022.

Throughout its history, the Company has secured additional capital through various resources, including common and preferred stock and the issuance of trust preferred securities and subordinated notes.

As of December 31, 2023 and 2022, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. See Note 18 to the Consolidated Financial Statements for detail of the capital amounts and ratios for the Company and its subsidiary banks.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2023 and 2022, no amounts had been recorded as liabilities for the banks’ potential obligations under these guarantees.

As of December 31, 2023 and 2022, commitments to extend credit aggregated $2.0 billion and $1.7 billion, respectively. As of December 31, 2023 and 2022, standby letters of credit aggregated $23.7 million and $25.8 million, respectively. Management does not expect that all of these commitments will be funded.

Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 20 to the Consolidated Financial Statements.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The significant fixed and determinable contractual obligations to third parties are deposits without a stated maturity, certificates of deposit, short-term borrowings, subordinated notes, and junior subordinated debentures and totaled $7.2 billion as of December 31, 2023.

The Company entered into a construction contract in 2023 for the construction of a new CRBT facility in Cedar Rapids, Iowa.  The Company will pay the contractor a contract price of approximately $17.0 million, subject to additions and deductions as provided in the contract documents.  As of December 31, 2023, the Company has paid $2.8 million of the contract price, resulting in a remaining future commitment of $14.2 million.  Construction is anticipated to be completed in 2024.

The Company’s operating contract obligations represent short and long-term contractual payments for data processing equipment and services, software, and other equipment and professional services and totaled $28.1 million as of December 31, 2023.

LOAN SECURITIZATIONS

The Company completed two LIHTC loan securitizations in the fourth quarter of 2023, through arrangements with Freddie Mac. The first was an M series securitization for the sale of nontaxable LIHTC loans totaling $128.6 million and resulting in a $2.4 million net loss on sale which included the impact of the fair value of retained beneficial interests and transaction costs. The second was a Q series securitization for the sale of taxable LIHTC loans totaling $133.3 million and resulting in a $3.1 million net gain on sale which included the impact of the fair value of retained beneficial interests, guarantee liabilities and transaction costs. The Company retained beneficial interests from these securitizations in the amount of $22.4 million which are designated as trading securities on the consolidated balance sheet, and carried at fair value.  In conjunction with the securitizations, variable interest entities were formed. See Note 5 to the Consolidated Financial Statements for details on these securitization transactions as well as the related variable interest entities.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Annual Report on Form 10-K. In addition to the risk factors described in that section, there are other factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

●	The strength of the local, state, national and international economies (including effects of inflationary pressures and supply chain constraints).

●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics (including the COVID-19 pandemic in the United States), acts of war or threats thereof (including the Russian invasion of Ukraine and the Israeli-Palestinian conflict), or other adverse events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events.

●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.

●	Changes in local, state and federal laws, regulations and governmental policies concerning the Company’s general business and any other changes in response to the recent failures of other banks.

●	Changes in the interest rates and prepayment rates of the Company’s assets (including the impact of LIBOR phase-out and the recent potential additional rate increases by the Federal Reserve).

●	Increased competition in the financial services sector, including from non-bank competitors such as credit unions and “fintech” companies, and the inability to attract new customers.

●	Changes in technology and the ability to develop and maintain secure and reliable electronic systems.

●	Unexpected results of acquisitions which may include failure to realize the anticipated benefits of the acquisitions and the possibility that transaction costs may be greater than anticipated.

●	The loss of key executives and employees.

●	Changes in consumer spending.

●	Unexpected outcomes of existing or new litigation involving the Company.

●	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.

●	Fluctuations in the value of securities held in our securities portfolio.

●	Concentrations within our securities portfolio, large loans to certain borrowers, and large deposits from certain clients.
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and who may withdraw deposits to diversify their exposure.
●	The level of non-performing assets on our balance sheets.
●	Interruptions involving our information technology and communications systems or third-party servicers.
●	Breaches or failures of our information security controls or cybersecurity-related incidents.
●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

Further, in recent years, the Company added additional interest rate scenarios where interest rates experience a parallel and instantaneous shift (“shock”) upward of 100, 200, 300, and 400 basis points. The Company will run additional interest rate scenarios on an as-needed basis.

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

Application of the simulation model analysis for select interest rate scenarios at December 31, 2023 and 2022 demonstrated the following:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2023	2022

300 basis point downward parallel shock	(30.0)%	2.1%	(6.1)%
200 basis point downward parallel shift	(10.0)%	1.4%	(0.2)%
200 basis point upward parallel shift	(10.0)%	(2.3)%	(1.3)%
300 basis point upward parallel shock	(30.0)%	(8.0)%	(2.3)%

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

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at December 31, 2023 were well within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Item 8.    Financial Statements

QCR HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QCR Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 29, 2024, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses on Loans and Leases

As described in Notes 1 and 4 to the financial statements, the allowance for credit losses on loans and leases (allowance) totaled $87.2 million at December 31, 2023. The allowance is measured on a collective (pool) basis when similar risk characteristics exist (general reserve). Loans that do not share similar risk characteristics are evaluated on an individual basis at the balance sheet date (specific reserve). As of December 31, 2023, the general reserve on loans and leases collectively evaluated for impairment totaled $78.7 million, and the specific reserve on loans and leases individually evaluated totaled $8.5 million.

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

Davenport, Iowa

February 29, 2024

QCR Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022

	(dollars in thousands)
Assets
Cash and due from banks	$97,123	$59,723
Federal funds sold	35,450	56,910
Interest-bearing deposits at financial institutions	104,919	67,360

Securities held to maturity, at amortized cost, net of allowance for credit losses	683,504	587,142
Securities available for sale, at fair value	299,655	340,960
Securities trading, at fair value	22,369	—
Total securities	1,005,528	928,102

Loans receivable held for sale	2,594	1,480
Loans/leases receivable held for investment	6,540,822	6,137,391
Gross loans/leases receivable	6,543,416	6,138,871
Less allowance for credit losses	(87,200)	(87,706)
Net loans/leases receivable	6,456,216	6,051,165

Bank-owned life insurance	108,222	106,580
Premises and equipment, net	123,277	117,948
Restricted investment securities	41,648	42,501
Other real estate owned, net	1,347	133
Goodwill	139,027	137,607
Intangibles	13,821	16,759
Derivatives	187,341	177,631
Other assets	224,975	186,418
Total assets	$8,538,894	$7,948,837

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,038,689	$1,262,981
Interest-bearing	5,475,316	4,721,236
Total deposits	6,514,005	5,984,217

Short-term borrowings	1,500	129,630
Federal Home Loan Bank advances	435,000	415,000
Subordinated notes	233,064	232,662
Junior subordinated debentures	48,731	48,602
Derivatives	215,735	200,701
Other liabilities	204,263	165,301
Total liabilities	7,652,298	7,176,113

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 December 2023 and December 2022 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 December 2023 - 16,749,254 shares issued and outstanding December 2022 - 16,795,942 shares issued and outstanding	16,749	16,796
Additional paid-in capital	370,814	370,712
Retained earnings	554,992	450,114
Accumulated other comprehensive loss:
Securities available for sale	(35,980)	(44,677)
Derivatives	(19,979)	(20,221)
Total stockholders' equity	886,596	772,724
Total liabilities and stockholders' equity	$8,538,894	$7,948,837

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2023, 2022, and 2021

	2023	2022	2021

	(dollars in thousands, except per share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$284,778	$215,900	$152,129
Nontaxable	83,889	41,937	21,811
Securities:
Taxable	14,927	12,078	8,923
Nontaxable	22,335	19,089	16,167
Interest-bearing deposits at financial institutions	4,137	1,089	173
Restricted investment securities	2,346	2,068	950
Federal funds sold	998	410	2
Total interest and dividend income	413,410	292,571	200,155

Interest expense:
Deposits	159,419	42,362	13,300
Short-term borrowings	179	299	5
Federal Home Loan Bank advances	16,740	6,954	70
Other borrowings	—	53	—
Subordinated notes	13,230	9,200	6,272
Junior subordinated debentures	2,836	2,583	2,275
Total interest expense	192,404	61,451	21,922
Net interest income	221,006	231,120	178,233
Provision for credit losses	16,539	8,284	3,486
Net interest income after provision for credit losses	204,467	222,836	174,747

Noninterest income:
Trust fees	11,697	10,641	11,206
Investment advisory and management fees	3,864	3,858	4,080
Deposit service fees	8,177	8,134	6,132
Gains on sales of residential real estate loans, net	1,611	2,411	4,397
Gains on sales of government guaranteed portions of loans, net	54	119	227
Capital markets revenue	92,065	41,309	60,992
Securities losses, net	(451)	—	(88)
Earnings on bank-owned life insurance	4,184	2,056	1,838
Debit card fees	6,200	5,459	4,216
Correspondent banking fees	1,662	967	1,114
Loan related fee income	3,066	2,428	2,268
Fair value gain (loss) on derivatives	(1,262)	1,975	170
Other	1,817	1,372	3,870
Total noninterest income	132,684	80,729	100,422

Noninterest expense:
Salaries and employee benefits	136,619	115,368	100,907
Occupancy and equipment expense	25,031	21,975	15,918
Professional and data processing fees	16,271	16,282	14,579
Acquisition costs	—	3,715	624
Post-acquisition compensation, transition and integration costs	207	5,526	—
Disposition costs	—	—	13
FDIC insurance, other insurance and regulatory fees	7,137	5,806	4,475
Loan/lease expense	2,868	1,829	1,671
Net income from and gains/losses on operations of other real estate	(26)	(40)	(1,420)
Advertising and marketing	6,042	4,958	4,254
Communication and data connectivity	2,063	2,213	1,798
Supplies	1,254	1,109	1,053
Bank service charges	2,592	2,282	2,173
Correspondent banking expense	963	840	799
Intangibles amortization	2,938	2,854	2,032
Payment card processing	2,656	1,964	1,412
Trust expense	1,396	775	758
Other	2,520	2,560	2,656
Total noninterest expense	210,531	190,016	153,702
Net income before income taxes	126,620	113,549	121,467
Federal and state income tax expense	13,062	14,483	22,562
Net income	$113,558	$99,066	$98,905

Basic earnings per common share	$6.79	$5.94	$6.30
Diluted earnings per common share	$6.73	$5.87	$6.20

Weighted average common shares outstanding	16,732,406	16,681,844	15,708,744
Weighted average common and common equivalent shares outstanding	16,866,391	16,890,007	15,944,708

Cash dividends declared per common share	$0.24	$0.24	$0.24

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2023, 2022, and 2021

	2023	2022	2021

	(dollars in thousands)

Net income	$113,558	$99,066	$98,905

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	10,573	(67,387)	(4,158)
Less: reclassification adjusted for impairment losses included in net income before tax	(989)	—	—
Less: reclassification adjustment for sales losses included in net income before tax	(451)	—	(88)
	12,013	(67,387)	(4,070)

Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	(754)	(22,130)	3,427
Less: reclassification adjustment for caplet amortization before tax	(872)	(1,001)	(697)
	118	(21,129)	4,124

Other comprehensive income (loss), before tax	12,131	(88,516)	54
Tax expense (benefit)	3,192	(22,066)	(122)
Other comprehensive income (loss), net of tax	8,939	(66,450)	176

Comprehensive income	$122,497	$32,616	$99,081

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2023, 2022, and 2021

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

	(dollars in thousands)

Balance December 31, 2020	$15,806	$275,807	$300,804	$1,376	$593,793
Impact of adoption of ASU 2016-01	—	—	(937)	—	(937)
Net income	—	—	98,905	—	98,905
Other comprehensive income, net of tax	—	—	—	176	176
Common cash dividends declared, $0.24 per share	—	—	(3,781)	—	(3,781)
Repurchase and cancellation of 293,153 shares of common stock
as a result of a share repurchase program	(293)	(4,961)	(8,914)	—	(14,168)
Stock-based compensation expense	—	2,352	—	—	2,352
Issuance of common stock under employee benefit plans	100	570	—	—	670
Balance, December 31, 2021	$15,613	$273,768	$386,077	$1,552	$677,010
Net income	—	—	99,066	—	99,066
Other comprehensive loss, net of tax	—	—	—	(66,450)	(66,450)
Issuance of 2,071,291 shares of common stock
as a result of acquisition of Guaranty Federal Bancshares	2,071	115,143	—	—	117,214
Common cash dividends declared, $0.24 per share	—	—	(4,022)	—	(4,022)
Repurchase and cancellation of 970,000 shares of common stock
as a result of a share repurchase program	(970)	(20,977)	(31,007)	—	(52,954)
Stock-based compensation expense	—	2,438	—	—	2,438
Issuance of common stock under employee benefit plans	82	340	—	—	422
Balance, December 31, 2022	$16,796	$370,712	$450,114	$(64,898)	$772,724
Net income	—	—	113,558	—	113,558
Other comprehensive income, net of tax	—	—	—	8,939	8,939
Common cash dividends declared, $0.24 per share	—	—	(4,020)	—	(4,020)
Repurchase and cancellation of 175,000 shares of common stock
as a result of a share repurchase program	(175)	(3,851)	(4,660)	—	(8,686)
Stock-based compensation expense	—	2,678	—	—	2,678
Issuance of common stock under employee benefit plans	128	1,275	—	—	1,403
Balance, December 31, 2023	$16,749	$370,814	$554,992	$(55,959)	$886,596

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2023, 2022, and 2021

	2023	2022	2021

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$113,558	$99,066	$98,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,725	7,662	5,359
Provision for credit losses	16,539	8,284	3,486
Deferred income taxes	(946)	(4,682)	15,272
Stock-based compensation expense	2,678	2,438	2,352
Deferred compensation expense accrued	5,677	4,062	4,580
Gains on other real estate owned, net	(85)	(129)	(1,754)
Amortization of premiums on securities, net	916	1,337	1,933
Caplet amortization	872	1,001	697
Fair value (gain) loss on derivatives	1,262	(1,975)	(170)
Ineffectiveness on fair value hedges	77	—	—
Securities losses, net	451	—	88
Loans originated for sale	(69,897)	(99,394)	(204,449)
Proceeds on sales of loans	70,448	107,487	209,003
Gains on sales of residential real estate loans	(1,611)	(2,411)	(4,397)
Gains on sales of government guaranteed portions of loans	(54)	(119)	(227)
Proceeds from loan securitizations	240,166	—	—
Net gain on securitizations	(664)	—	—
Losses on sales and disposals of premises and equipment	388	378	1,059
Amortization of intangibles	2,938	2,854	2,032
Accretion of acquisition fair value adjustments, net	(2,173)	(8,581)	(1,340)
Increase in cash value of bank-owned life insurance	(3,053)	(2,056)	(1,838)
Gain on bank-owned life insurance death benefits	(1,131)	—	—
Increase in other assets	(40,114)	(42,572)	(47,006)
Decrease in other liabilities	31,356	46,049	4,633
Net cash provided by operating activities	376,323	118,699	88,218

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	21,460	(44,540)	(3,290)
Net (increase) decrease in interest-bearing deposits at financial institutions	(37,559)	25,066	11,304
Proceeds from sales of other real estate owned	296	482	4,742
Activity in securities portfolio:
Purchases	(187,635)	(230,501)	(173,204)
Calls, maturities and redemptions	97,362	43,638	106,442
Paydowns	13,986	31,805	65,410
Sales	30,568	111,375	23,874
Activity in restricted investment securities:
Purchases	(2,896)	(23,086)	(1,280)
Redemptions	3,749	2,158	30
Net increase in loans/leases originated and held for investment	(676,700)	(654,861)	(433,544)
Purchase of premises and equipment	(14,945)	(33,261)	(13,981)
Proceeds from sales of premises and equipment	503	2,060	1,726
Purchase of bank-owned life insurance	—	(10,000)	—
Proceeds from bank-owned life insurance death benefits	2,542	—	—
Net cash acquired from acquisition	—	144,973	—
Net cash used in investing activities	(749,269)	(634,692)	(411,771)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	529,788	(15,128)	323,635
Net increase (decrease) in short-term borrowings	(128,130)	125,830	(1,630)
Activity in Federal Home Loan Bank advances:
Term advances	135,000	—	—
Net change in short-term and overnight advances	(115,000)	400,000	—
Prepayments	—	(16,000)	—
Activity in other borrowings:
Proceeds from other borrowings	—	10,000	—
Paydown of revolving line of credit	—	(10,000)	—
Prepayments of subordinated notes	—	—	(5,000)
Proceeds from subordinated notes	—	100,000	—
Payment of cash dividends on common stock	(4,029)	(3,944)	(3,793)
Proceeds from issuance of common stock, net	1,403	422	670
Repurchase and cancellation of shares	(8,686)	(52,954)	(14,168)
Net cash provided by financing activities	410,346	538,226	299,714

Net increase in cash and due from banks	37,400	22,233	(23,839)

Cash and due from banks, beginning	59,723	37,490	61,329
Cash and due from banks, ending	$97,123	$59,723	$37,490

QCR Holdings, Inc. and Subsidiaries - Continued

Consolidated Statements of Cash Flows

Years Ended December 31, 2023, 2022, and 2021

	2023	2022	2021

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments (receipts) for:
Interest	$187,947	$58,652	$23,373
Income/franchise taxes	2,855	1,057	48,988

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale and derivative instruments, net	8,939	(66,450)	176
Change in retained earnings from adoption of ASU 2016-13	—	—	(937)
Transfers of loans to other real estate owned	1,445	431	2,962
Transfer of loans to held for sale (for securitizations)	261,921	—	—
Beneficial interests (trading securities) acquired in securitizations	22,419	—	—
Due to broker for purchases of securities	—	—	1,000
Increase (decrease) in the fair value of back-to-back interest rate swap assets and liabilities	15,240	(54,441)	(1,376)
Dividends payable	1,004	1,013	935
Measurement period adjustment to goodwill	1,420	—	—

Supplemental disclosure of cash flow information for acquisitions:
Fair value of assets acquired:
Cash and due from banks	$—	$171,844	$—
Interest-bearing deposits at financial institutions	—	17,134	—
Securities	—	143,017	—
Loans receivable, net	—	801,697	—
Bank-owned life insurance	—	32,100	—
Premises and equipment, net	—	16,257	—
Restricted investment securities	—	2,220	—
Other real estate owned	—	55	—
Intangibles	—	10,264	—
Other assets	—	23,685	—
Total assets acquired	$—	$1,218,273	$—

Fair value of liabilities assumed:
Deposits	$—	$1,076,573	$—
FHLB advances	—	16,000	—
Subordinated debentures	—	19,621
Junior subordinated debentures	—	10,310	—
Other liabilities	—	15,225	—
Total liabilities assumed	—	1,137,729	—
Net assets acquired	$—	$80,544	$—

Consideration paid:
Cash paid *	$—	$26,871	$—
Common stock	—	117,214	—
Total consideration paid	—	144,085	—
Goodwill	$—	$63,541	$—

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

ACL: Allowance for credit losses
AFS: Available for sale	LCR: Liquidity Coverage Ratio
Allowance: Allowance for credit losses	LHFI: Loans held for investment
AOCI: Accumulated other comprehensive income (loss)	LIBOR: London Inter-Bank Offered Rate
ASC: Accounting Standards Codification	LIHTC: Low-income housing tax credit
ASC 805: Business Combination Standard	m2: m2 Equipment Finance, LLC
ASU: Accounting Standards Update	MD&A: Management’s Discussion & Analysis
BHCA: Bank Holding Company Act of 1956	Missouri Division of Finance: Missouri Department of
BOLI: Bank-owned life insurance	Commerce and Insurance
Caps: Interest rate cap derivatives	NIM: Net interest margin
CECL: Current Expected Credit Losses	NOL: Net operating loss
CFPB: Bureau of Consumer Financial Protection	NPA: Nonperforming asset
CNB: Community National Bank	NPL: Nonperforming loan
Community National: Community National Bancorporation	NSFR: Net Stable Funding Ratio
COVID-19: Coronavirus Disease 2019	OBS: Off-balance sheet
CRA: Community Reinvestment Act	OREO: Other real estate owned
CRBT: Cedar Rapids Bank & Trust Company	OTTI: Other-than-temporary impairment
CRE: Commercial real estate	PCAOB: Public Company Accounting Oversight Board
CRE Guidance: Interagency Concentrations in Commercial	PCD: Purchased credit deteriorated loan
Real Estate Lending, Sound Risk Management Practices	PCI: Purchased credit impaired
Guidance	PPP: Paycheck Protection Program
CSB: Community State Bank	Provision: Provision for credit losses
C&I: Commercial and industrial	PUD LOC: Public Unit Deposit Letter of Credit
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	QCBT: Quad City Bank & Trust Company
Consumer Protection Act	ROAA: Return on Average Assets
DGCL: Delaware General Corporation Law	ROACE: Return on Average Common Equity
DIF: Deposit Insurance Fund	ROAE: Return on Average Equity
EBA: Excess Balance Account	ROU: Right of use
EPS: Earnings per share	SBA: U.S. Small Business Administration
ESG: Environmental, Social and Governance	SEC: Securities and Exchange Commission
Exchange Act: Securities Exchange Act of 1934, as amended	SERPs: Supplemental Executive Retirement Plans
FASB: Financial Accounting Standards Board	SFCB: Springfield First Community Bank
FDIC: Federal Deposit Insurance Corporation	SFG: Specialty Finance Group
Federal Reserve: Board of Governors of the Federal Reserve	SOFR: Secured Overnight Financing Rate
System	Springfield Bancshares: Springfield Bancshares, Inc.
FHLB: Federal Home Loan Bank	TA: Tangible assets
FRB: Federal Reserve Bank of Chicago	TCE: Tangible common equity
FTEs: Full-time equivalents	TDRs: Troubled debt restructurings
GAAP: Generally Accepted Accounting Principles	TEY: Tangible equivalent yield
GB: Guaranty Bank	The Company: QCR Holdings, Inc.
GFED: Guaranty Federal Bancshares	TRBC: Total risk-based capital
Goldman Sachs: Goldman Sachs and Company	Treasury: U.S. Department of the Treasury
Guaranty: Guaranty Bankshares, Ltd.	USA Patriot Act: Uniting and Strengthening America by
Guaranty Bank: Guaranty Bank and Trust Company	Providing Appropriate Tools Required to Intercept
HTM: Held to maturity	and Obstruct Terrorism Act of 2001
IO Strips: Interest-only strips	USDA: U.S. Department of Agriculture

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

On April 1, 2022, the Company completed its acquisition of GFED and on April 2, 2022 merged GB with and into SFCB, the Company’s Springfield-based charter.  The combined bank changed its name to “Guaranty Bank”.  See Note 2 to the Consolidated Financial Statements for additional information.

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

The remaining direct subsidiaries of the Company consist of a consolidated subsidiary formed for the risk management of insurance and seven non-consolidated subsidiaries formed for the issuance of trust preferred securities. See Note 14 to the Consolidated Financial Statements for a listing of these subsidiaries and additional information.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Cash and due from banks: In general, the subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. There was no specific reserve requirement in place as of December 31, 2023 and 2022.

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

All HTM and AFS debt securities are evaluated to determine whether declines in fair value below their amortized cost require an allowance.  See further discussion in the Allowance section following.

Trading securities include retained beneficial interests from securitizations and are carried at fair value with unrealized gains and losses recorded in earnings. As trading securities are carried at their current fair value, there is no allowance necessary.

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

Loans receivable, held for investment: Loans that management has the intent and ability to hold for the foreseeable future, or until pay-off or maturity occurs, are classified as held for investment. These loans are reported at amortized cost, net of the ACL.  Amortized cost is the amount of unpaid principal adjusted for charge-offs, any discounts or premiums, and any deferred fees and/or costs on originated loans.  Accrued interest receivable totaled $31.8 million at December 31, 2023 and was reported in other assets on the consolidated balance sheet.  Interest is credited to earnings as earned based on the principal amount outstanding. Deferred direct loan origination fees and/or costs are amortized as an adjustment of the related loan’s yield. As assets held for and used in the production of services, the origination and collection of these loans are classified as investing activities in the statement of cash flows.

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

Loan modifications: Prior to 2023, TDRs existed when the Company, for economic or legal reasons related to the borrower’s/lessee’s financial difficulties, granted a concession (either imposed by court order, law, or agreement between the borrower/lessee and the Company) to the borrower/lessee that it would not otherwise have considered. The Company attempts to maximize its recovery of the balances of the loans/leases through these various concessionary restructurings.

The following criteria, related to granting a concession, together or separately, created a TDR:

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

On January 1, 2023, the Company adopted ASU 2022-02. Under the new standard, the accounting guidance on TDRs for creditors was eliminated and enhanced disclosures required for creditors with respect to loan refinancings and restructuring for borrowers experiencing financial difficulty. A modification for a borrower experiencing financial difficulty meets disclosure requirements if it includes any one or combination of the following:

●	Principal forgiveness
●	Interest-rate reduction
●	Other-than-insignificant payment delay
●	Term extension

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

CRE is segmented into the following categories generally based on source of repayment: Owner occupied CRE, non-owner occupied CRE and multi-family.  CRE loans are also embedded in the following segments: construction and land development and 1-4 family real estate.  The Company is an active lender of LIHTC project loans which includes both the construction and permanent loan. Due to lower default rates, LIHTC loans have historically shown to have a lower risk profile than other CRE loans, and typically make up over a third of the Company’s CRE portfolio. CRE loans are subject to underwriting standards and processes similar to C&I loans, in addition to those standards and processes specific to real estate loans. Collateral for CRE loans generally includes the underlying real estate and improvements and may include additional assets of the borrower. The Company’s lending policy specifies maximum loan-to-value limits based on the category of CRE (CRE loans on improved property, raw land, land development, and commercial construction). These limits are the same limits, or in some situations, more conservative than those established by regulatory authorities. The Company also reviews CRE concentrations by industry in relation to risk-based capital on a quarterly basis.

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

For term C&I and CRE loans equal to or greater than $1.0 million, the subsidiary banks with an asset size of $1.0 billion or less as of the most recent fiscal year-end require a term loan review within 15 months of the most recent credit review. For the subsidiary banks with an asset size of over $1.0 billion as of the most recent fiscal year-end, a term loan review is required within 15 months of the most recent credit review for term C&I and CRE loans of $2.0 million or more.  A credit review encompasses any new debt issuances or renewed debt facilities that are part of the borrower’s credit relationship.  The term loan/credit review is completed in enough detail to, at a minimum, validate the risk rating. Additionally, the review shall include an analysis of debt service requirements, covenant compliance, if applicable, and collateral adequacy. The frequency of the review is generally accelerated for loans with poor risk ratings.

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

Loan securitizations: During 2023, the Company began securitizing and selling LIHTC loans through M and Q series Freddie Mac sponsored securitizations. The transfers of these loans are accounted for as a sale in accordance with ASC 860. The net gains/losses on sales are recognized in capital markets revenue on the consolidated statements of income. See further information in Note 5.

BOLI: BOLI is carried at cash surrender value with increases/decreases reflected as income/expense in the statement of income.  Death benefit proceeds are reflected as income in the statement of income.

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

Goodwill: The Company has recorded goodwill from various business combinations. The goodwill is not being amortized but is evaluated at least annually for impairment.  The Company’s most recent analysis was performed as of November 30, 2023 and it was determined no goodwill impairment existed.  See further information in Note 7 to the Consolidated Financial Statements.

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

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market (although this type of derivative is negligible); (2) interest rate caps to manage the interest rate risk of certain variable rate deposits and short-term fixed rate liabilities; (3) interest rate swaps on variable rate trust preferred securities and both fixed and floating rate loans; and (4) interest rate collars on floating rate loans.

Derivatives are valued by a third party monthly and corroborated by the transaction counterparty. The Company uses the hypothetical derivative method to assess and measure effectiveness in accordance with ASC 815, Derivatives and Hedging.

Preferred stock: The Company currently has 250,000 shares of preferred stock authorized, but none outstanding as of December 31, 2023 and 2022. Should the Company have preferred stock outstanding in the future, dividends declared on those shares would be deducted from net income to arrive at net income available to common stockholders. Net income available to common stockholders would then be used in the earnings per share computation.

Stock-based compensation plans: The Company accounts for stock-based compensation with measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation over the requisite service period for awards expected to vest.

As discussed in Note 17 to the Consolidated Financial Statements, during the years ended December 31, 2023, 2022, and 2021, the Company recognized stock-based compensation expense for the grant-date fair value of stock-based awards that are expected to vest over the requisite service period of $2.7 million, $2.4 million and $2.4 million,

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

respectively. As required, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2023	2022	2021
Dividend yield	0.45%	0.43% to 0.45%	0.55%
Expected volatility	22.31%	22.65% to 23.52%	23.57%
Risk-free interest rate	4.22%	1.87% to 3.12%	1.62%
Expected life of option grants	6.25 years	6.25 years	6.25 years
Weighted-average grant date fair value	$16.36	$13.94 to 15.09	$10.85

The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2023	2022	2021
Dividend yield	0.48% to 0.58%	0.43% to 0.44%	0.49% to 0.61%
Expected volatility	15.86% to 29.69%	17.97% to 21.16%	37.51% to 38.65%
Risk-free interest rate	4.67% to 5.47%	0.14% to 2.24%	0% to 0.06%
Expected life of purchase grants	3 to 6 months	3 to 6 months	3 to 6 months
Weighted-average grant date fair value	$8.35	$7.88	$7.67

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

As of December 31, 2023, there was $566 thousand of unrecognized compensation cost related to stock options granted, which is expected to be recognized over a weighted average period of 1.77 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 290,149 options that were in-the-money at December 31, 2023. The aggregate intrinsic value at December 31, 2023 was $7.6 million on options outstanding and $7.2 million on options exercisable. During the years ended December 31, 2023, 2022 and 2021, the aggregate intrinsic value of options exercised under the Company’s stock-based compensation was $440 thousand, $387 thousand, and $419 thousand, respectively, and determined as of the date of the option exercise.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

As of December 31, 2023, there was $3.2 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 1.77 years.

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

Earnings per share: See Note 19 to the Consolidated Financial Statements for a complete description and calculation of basic and diluted earnings per share.

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

Recent accounting developments: In March 2020, the FASB issued ASU 2020-4, “Reference Rate Reform,” which provides optional expedients and exceptions for applying GAAP to loan and lease arrangements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks.  ASU 2020-04 is effective March 12, 2020 through December 31, 2022.  An entity could elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. In December 2022, in response to the postponement of the cessation date of LIBOR, the FASB issued ASU 2022-06 which defers the sunset date of the ASU 2020-4 guidance to December 31, 2024, after which entities will no longer be permitted to apply the relief.

Management has assessed the impacts of ASU 2020-4 and the related opportunities and risks involved in the LIBOR transition.  Specifically, management has identified all of the financial instruments with LIBOR exposure which includes certain commercial loans, certain derivatives, and certain securities.  In all cases, management determined a plan of transition from LIBOR to a different index.  This transition occurred prior to the expiration of published LIBOR rates on June 30, 2023 and did not have a significant impact to the Company’s financial statements.

In April 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures.  Under the standard, the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 is eliminated and guidance on “vintage disclosures” is amended to require disclosure of current-period gross write-offs by year of origination.  The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.  For public companies that have adopted ASC 326, the changes take effect in reporting periods beginning after December 15, 2022. The standard was adopted on January 1, 2023 and did not have a significant impact on the Company’s financial statements.

In March 2023, the FASB issued ASU 2023-02, “Investments - Equity Method and Joint Venues (Topic 323):  Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a Consensus of the Emerging Issues Task Force).” Under the standard, the accounting guidance expands use of the proportional amortization method of accounting to equity investments in tax credit programs beyond those in LIHTC programs.  The ASU also prescribes specific information reporting entities must disclose about tax credit investments each period.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”.  Under the standard, the accounting guidance expands the disclosures for reportable segments made by public entities to disclose significant expenses for reportable segments in both interim and annual reporting periods to enable investors to develop more decision-useful financial analyses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  The standard is not expected to have a significant impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”.  Under the standard, the accounting guidance enhances the transparency and decision usefulness of income tax disclosures.  Investors, lenders, creditors and other allocators of capital information will be able to use the expanded disclosures to better assess how an entity’s operations and related tax risks and tax planning and operation opportunities affect its tax rate and prospects for future cash flows.  The ASU is effective for public business entities for annual periods beginning after December 15, 2024.  The standard is not expected to have a significant impact on the Company’s financial statements.

Note 2. Mergers/Acquisitions/Sales

GFED Acquisition

On April 1, 2022, the Company acquired GFED and on April 2, 2022 merged GFED’s bank subsidiary with and into SFCB, the Company’s Springfield-based charter.  The combined bank changed its name to “Guaranty Bank”.

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

The acquisition of GFED supports the strategic goals of the Company. It allows for increased product and service capabilities of the combined bank and the Company anticipates it will result in strong growth in Springfield, Missouri and its surrounding communities.

The Company accounted for the business combination under the acquisition method of accounting in accordance with ASC 805.  The Company recognized the full fair value of the assets acquired and liabilities assumed at the acquisition date, net of applicable income tax effects.  The Company considers all purchase accounting adjustments as provisional and fair values are subject to refinement for up to one year after the closing date due to timing of third party reports and management’s reviews of reports.  Measurement period adjustments were recorded during the year ended December 31, 2023.  See Note 7.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Mergers/Acquisitions/Sales (continued)

The fair values of the assets acquired and liabilities assumed including the consideration paid and resulting goodwill is as follows:

As of
April 1, 2022
(dollars in thousands)
ASSETS
Cash and due from banks	$171,844
Interest-bearing deposits at financial institutions	17,134
Securities	143,017
Loans/leases receivable, net	801,697
Bank-owned life insurance	32,100
Premises and equipment	16,257
Restricted investment securities	2,220
Other real estate owned	55
Intangibles	10,264
Other assets	23,685
Total assets acquired	$1,218,273

LIABILITIES
Deposits	$1,076,573
FHLB advances	16,000
Subordinated notes	19,621
Junior subordinated debentures	10,310
Other liabilities*	15,225
Total liabilities assumed	$1,137,729
Net assets acquired	$80,544

CONSIDERATION PAID:
Cash	$26,871
Common stock	117,214
Total consideration paid	$144,085
Goodwill*	$63,541

* See Note 7 regarding measurement period adjustments recorded during the year ended December 31, 2023.

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

Premises and equipment acquired with a fair value of $16.3 million includes sixteen branch locations.  The fair value was determined with the assistance of a third-party appraiser.  The assets and related fair value adjustments will be recognized as an increase in depreciation expense over 39 years.

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

Unaudited pro forma combined operating results for the years ended December 31, 2022 and 2021, giving effect to the GFED acquisition as if it had occurred as of January 1, 2021, are as follows:

	For the Year Ended December 31,
	2022	2021

Net interest income	$242,161	$222,839
Noninterest income	$82,966	$114,095
Net income	$119,899	$99,606

Earnings per common share:
Basic	$6.97	$5.60
Diluted	$6.89	$5.53

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities

The amortized cost and fair value of HTM and AFS investment securities as of December 31, 2023 and 2022 are summarized as follows:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2023:
Securities HTM:
Municipal securities	$682,657	$(202)	$33,385	$(36,639)	$679,201
Other securities	1,050	(1)	44	(15)	1,078
	$683,707	$(203)	$33,429	$(36,654)	$680,279

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$17,399	$—	$12	$(2,438)	$14,973
Residential mortgage-backed and related securities	65,168	—	—	(5,972)	59,196
Municipal securities	206,566	—	11	(35,590)	170,987
Asset-backed securities	15,261	—	167	(5)	15,423
Other securities	44,239	(989)	—	(4,174)	39,076
	$348,633	$(989)	$190	$(48,179)	$299,655

* HTM securities shown on the balance sheet of $683.5 million represent amortized cost of $683.7 million, net of allowance for credit losses of $203 thousand as of December 31, 2023.

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

The Company’s HTM municipal securities consist largely of private issues of municipal debt. The municipalities are located primarily within the Greater Midwest. The municipal debt investments are underwritten using specific guidelines with ongoing monitoring.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

The Company’s residential mortgage-backed and related securities portfolio consists entirely of government sponsored or government guaranteed securities. The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

Gross unrealized losses and fair value, aggregated by HTM and AFS investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2023 and 2022, are summarized in the tables below.  Securities AFS, for which an allowance for credit losses has been provided, are not included in these disclosures as there are no unrealized losses remaining after consideration of the ACL.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2023:
Securities HTM:
Municipal securities	$1,320	$(11)	$289,891	$(36,628)	$291,211	$(36,639)
Other securities	535	(15)	—	—	535	(15)
	$1,855	$(26)	$289,891	$(36,628)	$291,746	$(36,654)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$—	$—	$14,018	$(2,438)	$14,018	$(2,438)
Residential mortgage-backed and related securities	—	—	59,118	(5,972)	59,118	(5,972)
Municipal securities	283	(2)	169,876	(35,588)	170,159	(35,590)
Asset-backed securities	—	—	3,804	(5)	3,804	(5)
Other securities	3,805	(393)	35,271	(3,781)	39,076	(4,174)
	$4,088	$(395)	$282,087	$(47,784)	$286,175	$(48,179)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2022:
Securities HTM:
Municipal securities	$347,651	$(56,798)	$—	$—	$347,651	$(56,798)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$5,138	$(326)	$10,591	$(2,457)	$15,729	$(2,783)
Residential mortgage-backed and related securities	48,469	(3,327)	17,690	(3,896)	66,159	(7,223)
Municipal securities	178,172	(42,661)	9,809	(4,039)	187,981	(46,700)
Asset-backed securities	13,684	(205)	—	—	13,684	(205)
Other securities	35,206	(2,404)	4,122	(396)	39,328	(2,800)
	$280,669	$(48,923)	$42,212	$(10,788)	$322,881	$(59,711)

At December 31, 2023, the investment portfolio included 657 securities. Of this number, 493 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 8.22% of the total aggregate amortized cost. Of these 493 securities, 475 securities had an unrealized loss for 12 months or more. Management has concluded unrealized losses are temporary due to changing interest rates.

In the first quarter of 2023, the Company’s impairment evaluation determined that one publicly traded debt security experienced a decline in fair value due to credit quality, rather than market factors.  As a result, the Company recognized a credit loss expense of $989 thousand and established an ACL on the related AFS security.  There has been no change to the ACL on the related AFS security during the last three quarters of 2023.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

The following table presents the activity in the allowance for credit losses for HTM and AFS securities by major security type for the years ended December 31, 2023 and 2022.

	Year Ended December 31, 2023				Year Ended December 31, 2022
	Securities HTM			Securities AFS	Securities HTM	Securities AFS
	Municipal	Other		Corporate	Municipal	Corporate
	securities	securities	Total	securities	securities	securities

Allowance for credit losses:
Beginning balance	$180	$—	$180	$—	$198	$—
Provision for credit loss expense	22	1	23	989	(18)	—
Balance, ending	$202	$1	$203	$989	$180	$—

Trading securities had a fair value of $22.4 million as of December 31, 2023 and consist of retained beneficial interests acquired in conjunction with Freddie Mac securitizations completed by the Company in 2023. See also Note 5 to the Consolidated Financial Statements for the details of these securitizations.

There were no transfers of securities between classifications during the years ended December 31, 2023, 2022 and 2021.

All sales of securities for the years ended December 31, 2023, 2022 and 2021, respectively, were from securities identified as AFS. Information on proceeds received, as well as the gains and losses from the sale of those securities are as follows:

	2023	2022	2021

	(dollars in thousands)

Proceeds from sales of securities	$30,568	$111,375	$23,874
Gross gains from sales of securities	56	—	—
Gross losses from sales of securities	(507)	—	(88)

Subsequent to the closing of the GFED acquisition, the Company sold $111.4 million of the acquired securities portfolio to improve the efficiency of the combined balance sheets. These were the only securities sales for the year ended December 31, 2022.

The amortized cost and fair value of HTM and AFS securities as of December 31, 2023, by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$1,876	$1,867
Due after one year through five years	27,293	29,060
Due after five years	654,538	649,352
	$683,707	$680,279
Securities AFS:
Due in one year or less	$968	$964
Due after one year through five years	16,819	14,815
Due after five years	250,417	209,257
	268,204	225,036
Residential mortgage-backed and related securities	65,168	59,196
Asset-backed securities	15,261	15,423
	$348,633	$299,655

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Investment Securities (continued)

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$261,340	$257,714

Securities AFS:
Municipal securities	205,165	169,604
Other securities	43,283	38,133
	$248,448	$207,737

As of December 31, 2023 and 2022, HTM and AFS investment securities with a carrying value of $117.8 million and $47.0 million, respectively, were pledged on public deposits, FHLB advances, derivative liabilities, in connection with the Federal Reserve’s Bank Term Funding program, and in connection with a Goldman Sachs cash management program. Additionally, trading securities with a carrying value of $16.2 million are pledged to provide first loss support to Freddie Mac in conjunction with loan securitizations.

As of December 31, 2023, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 82 issuers with fair values totaling $99.4 million and revenue bonds issued by 169 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $750.8 million. The Company held investments in general obligation bonds in 18 states, including eight states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 31 states, including 15 states in which the aggregate fair value exceeded $5.0 million.

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

Both general obligation and revenue bonds are diversified across many issuers.  As of December 31, 2023 and 2022, the Company held revenue bonds of two issuers, located in Ohio, the aggregate book or market value of which exceeded 5% of the Company’s stockholders’ equity.  The issuers’ financial condition is strong and the source of repayment is diversified.  The Company monitors the investment and concentration closely. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services, such as water, sewer, education and medical facilities.

The Company’s municipal securities are owned by each of the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of December 31, 2023, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter’s total risk-based capital.

As of December 31, 2023, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credits ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable

The composition of the loan/lease portfolio as of December 31, 2023 and 2022 is presented as follows:

	December 31, 2023	December 31, 2022

	(dollars in thousands)
C&I:
C&I - revolving	$325,243	$296,869
C&I - other *	1,481,778	1,451,693
	1,807,021	1,748,562

CRE - owner occupied	607,365	629,367
CRE - non-owner occupied	1,008,892	963,239
Construction and land development	1,420,525	1,192,061
Multi-family	996,143	963,803
Direct financing leases**	31,164	31,889
1-4 family real estate***	544,971	499,529
Consumer	127,335	110,421
	6,543,416	6,138,871
Allowance for credit losses	(87,200)	(87,706)
	$6,456,216	$6,051,165
** Direct financing leases:
Net minimum lease payments to be received	$34,966	$34,754
Estimated unguaranteed residual values of leased assets	165	165
Unearned lease/residual income	(3,967)	(3,030)
	31,164	31,889
Plus deferred lease origination costs, net of fees	75	226
	31,239	32,115
Less allowance for credit losses	(992)	(970)
	$30,247	$31,145

*     Includes equipment financing agreements outstanding at m2, totaling $319.5 million and $278.0 million as of  December 31, 2023 and 2022, respectively.

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

At December 31, 2023 and December 31, 2022, the Company had two leases remaining with residual values totaling $165 thousand that were not protected with a lease end options rider. Management has performed specific evaluations of these unguaranteed residual values and determined that the valuations are appropriate. There were no losses related to unguaranteed residual values during the years ended December 31, 2023, 2022, and 2021.

*** Includes residential real estate loans held for sale totaling $2.6 million and $1.5 million as of December 31,    2023 and 2022, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $31.8 million and $24.3 million at December 31, 2023 and December 31, 2022, respectively, and was included in other assets on the consolidated balance sheets.

Changes in accretable discounts on acquired loans for the years ended December 31, 2023, 2022 and 2021, respectively, are presented as follows:

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
	Performing	Performing	Performing
	Loans	Loans	Loans

	(dollars in thousands)

Balance at the beginning of the period	$(6,088)	$(1,533)	$(3,139)
Discount added at acquisition	—	(13,381)	—
Accretion recognized	2,197	8,826	1,606
Balance at the end of the period	$(3,891)	$(6,088)	$(1,533)

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2023 and 2022 is presented as follows:

	2023
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$325,243	$—	$—	$—	$—	$325,243
C&I - other	1,459,818	4,848	5,603	1	11,508	1,481,778
CRE - owner occupied	604,602	—	83	—	2,680	607,365
CRE - non-owner occupied	1,003,267	631	—	—	4,994	1,008,892
Construction and land development	1,418,016	—	—	—	2,509	1,420,525
Multi-family	987,971	—	—	—	8,172	996,143
Direct financing leases	30,501	186	188	—	289	31,164
1-4 family real estate	538,229	3,883	534	85	2,240	544,971
Consumer	126,868	103	3	—	361	127,335
	$6,494,515	$9,651	$6,411	$86	$32,753	$6,543,416

As a percentage of total loan/lease portfolio	99.25%	0.15%	0.10%	0.00%	0.50%	100.00%

	2022
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I
C&I - revolving	$296,869	$—	$—	$—	$—	$296,869
C&I - other	1,442,629	4,800	1,124	5	3,135	1,451,693
CRE - owner occupied	625,611	1,166	—	—	2,590	629,367
CRE - non-owner occupied	962,444	421	—	—	374	963,239
Construction and land development	1,191,929	—	—	—	132	1,192,061
Multi-family	963,803	—	—	—	—	963,803
Direct financing leases	31,557	141	56	—	135	31,889
1-4 family real estate	495,936	1,030	517	—	2,046	499,529
Consumer	110,041	27	—	—	353	110,421
	$6,120,819	$7,585	$1,697	$5	$8,765	$6,138,871

As a percentage of total loan/lease portfolio	99.71%	0.12%	0.03%	0.00%	0.14%	100.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

NPLs by classes of loans/leases as of December 31, 2023 and 2022 is presented as follows:

	2023
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	1	8,865	2,643	11,509	35
CRE - owner occupied	—	530	2,150	2,680	8
CRE - non-owner occupied	—	1,213	3,781	4,994	15
Construction and land development	—	2,509	—	2,509	8
Multi-family	—	—	8,172	8,172	25
Direct financing leases	—	206	83	289	1
1-4 family real estate	85	1,866	374	2,325	7
Consumer	—	361	—	361	1
	$86	$15,550	$17,203	$32,839	100%

	2022
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)

C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	5	2,775	360	3,140	35.80
CRE - owner occupied	—	1,738	852	2,590	29.53
CRE - non-owner occupied	—	68	306	374	4.26
Construction and land development	—	132	—	132	1.51
Multi-family	—	—	—	—	-
Direct financing leases	—	80	55	135	1.54
1-4 family real estate	—	1,641	405	2,046	23.33
Consumer	—	353	—	353	4.03
	$5	$6,787	$1,978	$8,770	100.00%

The Company did not recognize any interest income on nonaccrual loans during the years ended December 31, 2023 and 2022.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

Changes in the ACL loans/leases by portfolio segment for the years ended December 31, 2023, 2022, and 2021 are presented as follows:

	Year Ended December 31, 2023
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$4,457	$27,753	$9,965	$11,749	$14,262	$13,186	$4,963	$1,371	$87,706
Change in ACL for writedown of LHFS to fair value	—	(5)	—	—	(147)	(3,393)	—	—	(3,545)
Provision	(233)	7,849	(1,523)	(199)	2,789	2,670	(51)	248	11,550
Charge-offs	—	(8,952)	(222)	—	(50)	—	—	(168)	(9,392)
Recoveries	—	815	3	31	2	—	5	25	881
Balance, ending	$4,224	$27,460	$8,223	$11,581	$16,856	$12,463	$4,917	$1,476	$87,200

*Included within the C&I-other column are ACL on leases with a beginning balance of $970 thousand, provision of $185 thousand, charge-offs of $252 thousand and recoveries of $89 thousand. ACL on leases was $992 thousand as of December 31, 2023.

	Year Ended December 31, 2022
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,907	$25,982	$8,501	$8,549	$16,972	$9,339	$4,541	$930	$78,721
Initial ACL recorded for PCD loans	600	7	2,481	1,076	1,100	481	137	20	5,902
Provision**	(50)	7,364	(1,023)	2,220	(2,981)	3,323	306	477	9,636
Charge-offs	—	(6,417)	—	(193)	(829)	—	(21)	(65)	(7,525)
Recoveries	—	817	6	97	—	43	—	9	972
Balance, ending	$4,457	$27,753	$9,965	$11,749	$14,262	$13,186	$4,963	$1,371	$87,706

*Included within the C&I-other column are ACL on leases with a beginning balance of $1.5 million, provision of $269 thousand, charge-offs of $1.1 million and recoveries of $273 thousand. ACL on leases was $970 thousand as of December 31, 2022.

** Provision of the year ended December 31, 2022, included $11.0 million related to the Guaranty Bank acquisition.

	Year Ended December 31, 2021
					CRE	CRE	Construction		Direct	Residential	1-4
		C&I -	C&I -		Owner	Non-Owner	and Land	Multi-	Financing	Real	Family
	C & I	Revolving	Other*	CRE	Occupied	Development	Development	Family	Leases	Estate	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$35,421	$—	$—	$42,161	$—	$—	$—	$—	$1,764	$3,732	$—	$1,298	$84,376
Adoption of ASU 2016-13	(35,421)	2,982	29,130	(42,161)	8,696	11,428	11,999	5,836	(1,764)	(3,732)	5,042	(137)	(8,102)
Provision	—	925	(1,451)	—	(198)	(1,088)	4,973	3,653	—	—	(603)	(509)	5,702
Charge-offs	—	—	(2,287)	—	—	(1,876)	—	(150)	—	—	(179)	(46)	(4,538)
Recoveries	—	—	590	—	3	85	—	—	—	—	281	324	1,283
Balance, ending	$—	$3,907	$25,982	$—	$8,501	$8,549	$16,972	$9,339	$—	$—	$4,541	$930	$78,721

*Included within the C&I-other column are ACL on leases with a beginning balance of $1.8 million, adoption impact of $685 thousand, negative provision of $703 thousand, charge-offs of $458 thousand and recoveries of $258 thousand. ACL on leases was $1.5 million as of December 31, 2021.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The composition of the ACL loans/leases by portfolio segment based on evaluation method are as follows:

	As of December 31, 2023
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$4,680	$320,563	$325,243	$632	$3,592	$4,224
C&I - other*	20,133	1,492,809	1,512,942	3,642	23,818	27,460
	24,813	1,813,372	1,838,185	4,274	27,410	31,684
CRE - owner occupied	22,709	584,656	607,365	2,426	5,797	8,223
CRE - non-owner occupied	21,886	987,006	1,008,892	661	10,920	11,581
Construction and land development	2,726	1,417,799	1,420,525	809	16,047	16,856
Multi-family	8,206	987,937	996,143	3	12,460	12,463
1-4 family real estate	3,128	541,843	544,971	289	4,628	4,917
Consumer	508	126,827	127,335	56	1,420	1,476
	$83,976	$6,459,440	$6,543,416	$8,518	$78,682	$87,200

*Included within the C&I – other category are leases individually evaluated of $289 thousand with a related allowance for credit losses of $68 thousand and leases collectively evaluated of $30.9 million with a related allowance for credit losses of $924 thousand.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses:

	As of December 31, 2023
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$4,680	$—	$—	$—	$—	$—	$—	$4,680
C&I - other*	871	—	—	—	5,191	13,249	822	20,133
	5,551	—	—	—	5,191	13,249	822	24,813
CRE - owner occupied	—	22,644	—	65	—	—	—	22,709
CRE - non-owner occupied	—	—	21,886	—	—	—	—	21,886
Construction and land development	—	150	2,576	—	—	—	—	2,726
Multi-family	—	—	8,206	—	—	—	—	8,206
1-4 family real estate	—	—	189	2,939	—	—	—	3,128
Consumer	—	—	119	365	—	—	24	508
	$5,551	$22,794	$32,976	$3,369	$5,191	$13,249	$846	$83,976

*Included within the C&I – other category are leases individually evaluated of $289 thousand with primary collateral of equipment.

	As of December 31, 2022
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$3,281	$—	$—	$—	$—	$105	$—	$3,386
C&I - other*	1,589	210	—	—	108	7,289	162	9,358
	4,870	210	—	—	108	7,394	162	12,744
CRE - owner occupied	—	24,814	—	66	—	—	—	24,880
CRE - non-owner occupied	—	—	21,588	—	—	—	—	21,588
Construction and land development	—	—	10,394	—	—	—	—	10,394
Multi-family	—	—	1,302	—	—	—	—	1,302
1-4 family real estate	—	—	33	3,144	—	—	—	3,177
Consumer	—	—	120	608	—	—	13	741
	$4,870	$25,024	$33,437	$3,818	$108	$7,394	$175	$74,826

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of December 31, 2023:

	2023
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass (Ratings 1 through 5)	$—	$—	$—	$—	$—	$—	$294,449	$294,449
Special Mention (Rating 6)	—	—	—	—	—	—	26,289	26,289
Substandard (Rating 7)	—	—	—	—	—	—	4,505	4,505
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$325,243	$325,243

C&I - other
Pass (Ratings 1 through 5)	$430,764	$301,225	$128,057	$68,882	$62,149	$132,171	$—	$1,123,248
Special Mention (Rating 6)	11,617	8,777	5,572	3,088	1,024	386	—	30,464
Substandard (Rating 7)	14	81	625	443	2,108	5,320	—	8,591
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total C&I - other	$442,395	$310,083	$134,254	$72,413	$65,281	$137,877	$—	$1,162,303

CRE - owner occupied
Pass (Ratings 1 through 5)	$90,708	$124,388	$139,598	$109,483	$28,702	$58,214	$12,959	$564,052
Special Mention (Rating 6)	5,091	711	8,689	5,567	466	1,828	—	22,352
Substandard (Rating 7)	1,955	564	24	15,978	1,312	1,128	—	20,961
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$97,754	$125,663	$148,311	$131,028	$30,480	$61,170	$12,959	$607,365

CRE - non-owner occupied
Pass (Ratings 1 through 5)	$200,214	$276,055	$195,013	$119,428	$72,136	$78,346	$7,406	$948,598
Special Mention (Rating 6)	16,842	58	223	12,057	2,359	6,719	150	38,408
Substandard (Rating 7)	3,805	1,200	—	1,989	14,892	—	—	21,886
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$220,861	$277,313	$195,236	$133,474	$89,387	$85,065	$7,556	$1,008,892

Construction and land development
Pass (Ratings 1 through 5)	$456,227	$484,821	$271,620	$150,836	$1,910	$4,138	$30,304	$1,399,856
Special Mention (Rating 6)	5,324	—	—	—	—	—	—	5,324
Substandard (Rating 7)	—	1,517	1,209	—	—	—	—	2,726
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Construction and land development	$461,551	$486,338	$272,829	$150,836	$1,910	$4,138	$30,304	$1,407,906

Multi-family
Pass (Ratings 1 through 5)	$180,971	$195,939	$170,893	$239,410	$102,070	$96,897	$162	$986,342
Special Mention (Rating 6)	1,595	—	—	—	—	—	—	1,595
Substandard (Rating 7)	—	—	8,206	—	—	—	—	8,206
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Multi-family	$182,566	$195,939	$179,099	$239,410	$102,070	$96,897	$162	$996,143

1-4 family real estate
Pass (Ratings 1 through 5)	$59,474	$46,351	$51,838	$24,780	$10,809	$5,595	$3,249	$202,096
Special Mention (Rating 6)	28	—	—	—	—	—	—	28
Substandard (Rating 7)	32	—	—	157	1	—	—	190
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$59,534	$46,351	$51,838	$24,937	$10,810	$5,595	$3,249	$202,314

Consumer
Pass (Ratings 1 through 5)	$132	$404	$331	$435	$—	$599	$8,139	$10,040
Special Mention (Rating 6)	—	—	—	—	—	—	—	—
Substandard (Rating 7)	42	119	—	—	—	87	—	248
Doubtful (Rating 8)	—	—	—	—	—	—	—	—
Total Consumer	$174	$523	$331	$435	$—	$686	$8,139	$10,288

Total	$1,464,835	$1,442,210	$981,898	$752,533	$299,938	$391,428	$387,612	$5,720,454

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

	2023
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$149,216	$103,804	$40,003	$12,590	$2,539	$132	$—	$308,284
Nonperforming	1,533	6,138	3,049	373	92	6	—	11,191
Total C&I - other	$150,749	$109,942	$43,052	$12,963	$2,631	$138	$—	$319,475

Construction and land development
Performing	$11,548	$554	$261	$255	$1	$—	$—	$12,619
Nonperforming	—	—	—	—	—	—	—	—
Total Construction and land development	$11,548	$554	$261	$255	$1	$—	$—	$12,619

Direct financing leases
Performing	$12,217	$11,170	$3,005	$2,631	$1,561	$291	$—	$30,875
Nonperforming	—	50	43	176	20	—	—	289
Total Direct financing leases	$12,217	$11,220	$3,048	$2,807	$1,581	$291	$—	$31,164

1-4 family real estate
Performing	$74,364	$57,110	$79,140	$64,943	$15,303	$49,394	$79	$340,333
Nonperforming	197	215	619	400	320	573	—	2,324
Total 1-4 family real estate	$74,561	$57,325	$79,759	$65,343	$15,623	$49,967	$79	$342,657

Consumer
Performing	$16,575	$9,002	$2,243	$2,589	$622	$1,243	$84,531	$116,805
Nonperforming	132	—	12	12	—	46	40	242
Total Consumer	$16,707	$9,002	$2,255	$2,601	$622	$1,289	$84,571	$117,047

Total	$265,782	$188,043	$128,375	$83,969	$20,458	$51,685	$84,650	$822,962

*Performing = loans/leases accruing and less than 90 days past due.  Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

The following table shows the gross charge-offs of loans and leases by class of receivable and year of origination for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Gross Charge-off by Origination Year
Classes of Loans/Leases	2023	2022	2021	2020	2019	Prior	Total

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	$—	$—	$—
C&I - other	142	5,465	1,753	1,083	255	2	8,700
CRE - owner occupied	—	—	222	—	—	—	222
CRE - non-owner occupied	—	—	—	—	—	—	—
Construction and land development	—	50	—	—	—	—	50
Multi-family	—	—	—	—	—	—	—
Direct financing leases	—	78	103	41	29	1	252
1-4 family real estate	—	—	—	—	—	—	—
Consumer	28	108	24	1	5	2	168
	$170	$5,701	$2,102	$1,125	$289	$5	$9,392

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

All loan and lease modifications to borrowers experiencing financial difficulty during 2023 as well as TDR balances and activity during 2022 and 2021 were immaterial.

Changes in the ACL for OBS exposures for the year ended December 31, 2023 and 2022 is presented as follows:

	Year Ended
	December 31, 2023	December 31, 2022

Balance, beginning	$5,552	$6,886
Provisions (credited) to expense	3,977	(1,334)
Balance, ending	$9,529	$5,552

Loans are made in the normal course of business to directors, executive officers, and their related interests. All such loans, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lenders and did not involve more than the normal risk of collectability or present other unfavorable

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Loans/Leases Receivable (continued)

features. An analysis of the changes in the aggregate committed amount of loans to insiders greater than or equal to $60,000 during the years ended December 31, 2023, 2022, and 2021, is as follows:

	2023	2022	2021

	(dollars in thousands)

Balance, beginning	$113,200	$100,898	$100,361
Net increase (decrease) due to change in related parties	2,200	3,496	(18,832)
Advances	23,977	51,683	42,817
Repayments	(13,414)	(42,877)	(23,448)
Balance, ending	$125,963	$113,200	$100,898

The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio includes a concentration of loans in certain industries as of December 31, 2023 and 2022 as follows:

	2023		2022
		Percentage of		Percentage of
		Total		Total
Industry Name	Balance	Loans/Leases	Balance	Loans/Leases

	(dollars in thousands)

Lessors of Residential Buildings*	$2,328,875	36%	$2,168,431	35%
Lessors of Non-Residential Buildings	673,719	10%	558,719	9%

* Includes loans on LIHTC projects

Note 5. Securitizations and Variable Interest Entities

Freddie Mac M Series Securitization

On October 12, 2023, the Company entered into an arrangement with Freddie Mac, by which a $128.6 million portfolio of nontaxable LIHTC loans were securitized through Freddie Mac and sold to investors. The Company retained beneficial interests totaling $16.2 million, which are classified as trading securities on the consolidated balance sheets. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $2.4 million net loss on sale was recognized, which included the impact of the fair value of retained beneficial interests and transaction costs.

Two classes of M-Series certificates were issued. Freddie Mac guarantees timely payment of interest and scheduled principal on M-Series Class A Certificates, which were sold to third-party investors through a Freddie Mac Securitization SPE. M-Series Class B Certificates are subordinated to M-Series Class A Certificates and were issued to the Company, as discussed above, which in turn pledged the Class B Certificates to provide 12% first loss support to Freddie Mac on the Class A Certificates, or approximately $15.6 million. In addition, the Company pledged $7.5 million of related taxable loans providing an additional $3.8 million of first loss support on the Class A Certificates. The Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any indemnification for material breach in the Company’s representations.

As part of the securitization transaction, the Company released all mortgage servicing obligations and rights to a third party, which include obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance, and otherwise administer the underlying loans.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Securitizations and Variable Interest Entities (continued)

Freddie Mac Q Series Securitization

On November 16, 2023, the Company entered into an arrangement through a third-party trust and Freddie Mac, by which a $133.3 million portfolio of taxable LIHTC loans were sold to the trust and ultimately securitized through Freddie Mac and sold to investors. The Company retained beneficial interests totaling $6.2 million, which are classified as trading securities on the consolidated balance sheets. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $3.1 million net gain on sale was recognized, which included the impact of the fair value of retained beneficial interests, guarantee liabilities and transaction costs.

Two classes of Q-Series certificates were issued.  Q-Series Class A Certificates, totaling $133.3 million, which include both principal and interest, were sold by Freddie Mac to third-party investors. Q-Series Class X Certificates totaling $6.2 million, consisted of interest-only certificates for the interest in excess of that earned by the Class A Certificates. The consideration received by the Company for the loans sold consisted of cash and the Company purchased the Class X Certificates as a retained beneficial interest.  Freddie Mac guarantees timely payment of interest and scheduled principal on both Class A and Class X certificates.

The Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in the Company’s representations. In connection with the securitization, the Company also entered into a reimbursement agreement for a first loss position in the underlying loan portfolio, not to exceed 12% of the unpaid principal amount of the loans comprising the securitization pool at settlement or approximately $16.2 million. The Company is also required to hold collateral against the reimbursement agreement. Accordingly, the Company pledged an FHLB letter of credit as collateral.

As part of the securitization transaction, the Company released all mortgage servicing obligations and rights to a third party, which include obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance, and otherwise administer the underlying loans.

Variable Interest Entities (VIEs)

A VIE is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets generally that either:

• Does not have equity investors with voting rights that can directly or indirectly make decisions about the entity’s activities through those voting rights or similar rights; or

• Has equity investors that do not provide sufficient equity for the entity to finance its activities without additional subordinated financial support.

In order to execute the Freddie Mac M series securitization transaction, CRBT created a new bankruptcy-remote special purpose entity (“Sponsor SPE”), CRBT TEBS Sponsor I LLC, a wholly owned subsidiary of CRBT and through which the assets were sold to the Freddie Mac Securitization SPE. The Company has a variable interest in the VIE.

The Company also has deemed a VIE, a real estate mortgage investment conduit trust that was established in connection with the Freddie Mac Q series LIHTC loan sale and securitization.  The Company has a variable interest in the VIE.

The VIE entities for both the M and Q series securitizations were assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Securitizations and Variable Interest Entities (continued)

party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of involvement with the entity are evaluated.

At December 31, 2023, the Company determined it was not the primary beneficiary of these VIEs primarily because the Company did not have the power to direct the activities that most significantly impact the VIEs. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The Company’s total assets related to the VIEs as of December 31, 2023 were $22.4 million and there were no liabilities recorded. The Company’s maximum exposure to loss associated with these VIEs consists of the capital invested plus any unfunded equity commitments that are binding. As of December 31, 2023, the maximum exposure to loss was $31.8 million.

Note 6. Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2023 and 2022:

	2023	2022

	(dollars in thousands)

Land	$17,807	$17,804
Buildings (useful lives 15 to 39 years)	110,271	104,780
Construction in process - buildings	7,773	3,997
Furniture and equipment (useful lives 3 to 15 years)	52,350	54,305
Premises and equipment	188,201	180,886
Less accumulated depreciation	64,924	62,938
Premises and equipment, net	$123,277	$117,948

Construction in process – buildings consists of renovation costs on existing branch facilities as well as construction costs on new branch facilities. The Company entered into a construction contract in 2023 for the construction of a new CRBT facility in Cedar Rapids, Iowa.  The Company will pay the contractor a contract price of approximately $17.0 million, subject to additions and deductions as provided in the contract documents.  As of December 31, 2023, the Company has paid $2.8 million of the contract price, resulting in a remaining future commitment of $14.2 million.  Construction is anticipated to be completed in 2024.

As a lessee, the Company has entered into operating leases for certain branch locations.  Total lease expenses were $469 thousand and $412 thousand for the year ended December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, the Company’s ROU assets (included in other assets on the consolidated balance sheets) and operating lease liabilities (included in other liabilities on the consolidated balance sheets) were both $3.5 million and $3.0 million, respectively. During the year ended December 31, 2023, the Company increased its ROU

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

assets by $1.1 million with a new operating lease for m2’s office relocation.  During the year ended December 31, 2022, the Company acquired $8.4 million of ROU assets as part of the acquisition of GFED.

At December 31, 2023, the contractual maturities of operating lease liabilities were as follows:

Amount
Year ending December 31:	(dollars in thousands)
2024	405
2025	343
2026	323
2027	316
2028	318
Thereafter	2,392
$4,097

As a lessor, the Company leases certain types of commercial vehicles and industrial equipment to its customers.  The Company recognized lease-related revenue, primarily interest income from direct financing leases, of $2.0 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively.  At December 31, 2023 and 2022, the Company’s net investment in direct financing leases was $30.2 million and $31.1 million, respectively.

Note 6. Premises and Equipment (continued)

As of December 31, 2023, the contractual maturities of sales-type and direct financing lease receivables were as follows:

Amount
Year ending December 31:	(dollars in thousands)
2024	1,762
2025	7,519
2026	4,360
2027	6,141
2028	14,721
Thereafter	463
Total lease payments receivable	$34,966
Unguaranteed residual values	165
Unearned lease/residual income	(3,967)
$31,164
Plus deferred origination costs, net of fees	75
$31,239
Less allowance	(992)
Total lease payments receivable	$30,247

The

Note 7. Goodwill and Intangibles

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021

	(dollars in thousands)

Balance at the beginning of period	$137,607	$74,066	$74,066
Acquisition of GFED	—	63,541	—
Acquisition of GFED - measurement period adjustment	1,420	—	—
Balance at the end of period	$139,027	$137,607	$74,066

The measurement period adjustment of $1.4 million during 2023 related to the changes to acquired deferred income taxes of GFED.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents goodwill by reportable segment:

	December 31, 2023	December 31, 2022	December 31, 2021

	(dollars in thousands)
Commercial banking:
QCBT	$3,223	$3,223	$3,223
CRBT	14,980	14,980	14,980
CSB	9,888	9,888	9,888
GB	110,936	109,516	45,975
	$139,027	$137,607	$74,066

At November 30, 2023 and 2022, the Company’s management performed an annual internal assessment of goodwill at the reporting unit level and determined no impairment existed.

Note 7. Goodwill and Intangibles (continued)

The following table presents the changes in core deposit intangibles (included in Intangibles on the consolidated balance sheets) during the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(dollars in thousands)

Balance at the beginning of the period	$16,759	$9,349	$11,381
Acquisition of GFED	—	10,264	—
Amortization expense	(2,938)	(2,854)	(2,032)
Balance at the end of the period	$13,821	$16,759	$9,349

Gross carrying amount	$29,519	$29,519	$19,255
Accumulated amortization	(15,698)	(12,760)	(9,906)
Net book value	$13,821	$16,759	$9,349

The following table presents the core deposit intangibles by reportable segment:

	December 31, 2023	December 31, 2022	December 31, 2021

	(dollars in thousands)
Commercial Banking:
CRBT	$883	$1,225	$1,702
CSB	1,430	2,027	2,653
GB	11,508	13,507	4,994
	$13,821	$16,759	$9,349

The following table presents the estimated amortization of the core deposit intangibles:

Amount
Years ending December 31,	(dollars in thousands)
2024	$2,761
2025	2,645
2026	2,360
2027	1,874
2028	1,316
Thereafter	2,865
$13,821

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Derivatives and Hedging Activities

Derivatives are summarized as follows as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

	(dollars in thousands)
Assets:
Hedged Derivatives
Cash Flow Hedges
Interest rate caps	$2,847	$8,327
Interest rate swaps	1,689	477
Unhedged Derivatives
Interest rate caps	951	2,213
Interest rate swaps	181,854	166,614
	$187,341	$177,631

Liabilities:
Hedged Derivatives
Cash Flow Hedges
Interest rate swaps	(30,407)	(33,824)
Interest rate collars	(166)	(263)
Fair Value Hedges
Interest rate swaps	(3,308)	—
Unhedged Derivatives
Interest rate swaps	(181,854)	(166,614)
	$(215,735)	$(200,701)

The Company uses interest rate swap, cap and collar instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.

The Company has entered into interest rate caps to hedge against the risk of rising interest rates on liabilities.  The liabilities consist of $300.0 million of deposits and the benchmark rates hedged vary.  The interest rate caps are designated as cash flow hedges in accordance with ASC 815.  An initial premium of $3.5 million was paid upfront for the caps executed.  The details of the interest rate caps are as follows:

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	December 31, 2023	December 31, 2022
(dollars in thousands)

Deposits	1/1/2020	1/1/2023	Derivatives - Assets	$25,000	1.75%	$-	$(50)
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.75%	(79)	714
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	50,000	1.57%	-	1,566
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.80%	-	783
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.75%	672	1,264
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	50,000	1.57%	1,503	2,700
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.80%	751	1,350
				$225,000		$2,847	$8,327

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Derivatives and Hedging Activities (continued)

The Company has entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities.  All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	December 31, 2023	December 31, 2022

		(dollars in thousands)

QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Assets	$10,000	8.44%	5.85%	$341	$464
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Assets	8,000	8.44%	5.85%	272	372
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Assets	10,000	7.21%	4.54%	335	459
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Assets	3,000	7.80%	5.17%	101	140
Community National Statutory Trust III	9/15/2018	9/15/2028	Derivatives - Assets	3,500	7.40%	4.75%	118	163
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Assets	4,500	7.40%	4.75%	152	209
Guaranty Statutory Trust II*	5/23/2019	2/23/2026	Derivatives - Assets	10,310	7.09%	4.09%	370	477
				$49,310			$1,689	$2,284

* Acquired on 4/1/2022 with GFED acquisition.

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.  The interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	December 31, 2023	December 31, 2022
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	5.45%	$(5,004)	$(5,646)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	5.45%	(7,149)	(8,066)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	5.45%	(5,730)	(6,464)
Loans	10/1/2022	7/1/2031	Derivatives - Liabilities	25,000	1.30%	5.35%	(3,696)	(4,018)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	5.45%	(868)	(1,144)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	5.45%	(2,892)	(3,812)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	5.45%	(2,024)	(2,669)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	5.45%	(3,044)	(3,812)
				$300,000			$(30,407)	$(35,631)

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate loans.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collar is designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collars are as follows:

							Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	December 31, 2023	December 31, 2022
Loans	10/1/2022	10/1/2026	Derivatives - Liabilities	$50,000	4.40%	2.44%	$(166)	$(263)

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Derivatives and Hedging Activities (continued)

The Company has entered into interest rate swaps to hedge against the risk of rising rates on loans.  The interest rate swaps are designated as fair value hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	December 31, 2023	December 31, 2022
(dollars in thousands)

Loans	7/12/2023	2/1/2026	Derivatives - Assets	$25,000	5.35%	4.38%	$(195)	$	N/A
Loans	7/12/2023	8/1/2026	Derivatives - Assets	30,000	5.35%	4.21%	(293)		N/A
Loans	7/12/2023	2/1/2027	Derivatives - Assets	32,500	5.35%	4.08%	(364)		N/A
Loans	7/12/2023	8/1/2027	Derivatives - Assets	32,500	5.35%	3.98%	(397)		N/A
Loans	7/12/2023	2/1/2028	Derivatives - Assets	30,000	5.35%	3.90%	(388)		N/A
Loans	7/12/2023	2/1/2026	Derivatives - Assets	15,000	5.35%	4.38%	(117)		N/A
Loans	7/12/2023	8/1/2026	Derivatives - Assets	15,000	5.35%	4.21%	(146)		N/A
Loans	7/12/2023	2/1/2027	Derivatives - Assets	15,000	5.35%	4.08%	(168)		N/A
Loans	7/12/2023	8/1/2027	Derivatives - Assets	15,000	5.35%	3.98%	(183)		N/A
Loans	7/12/2023	2/1/2028	Derivatives - Assets	15,000	5.35%	3.90%	(194)		N/A
Loans	7/12/2023	8/1/2025	Derivatives - Assets	15,000	5.35%	4.60%	(69)		N/A
Loans	7/12/2023	2/1/2026	Derivatives - Assets	20,000	5.35%	4.38%	(140)		N/A
Loans	7/12/2023	8/1/2026	Derivatives - Assets	20,000	5.35%	4.21%	(176)		N/A
Loans	7/12/2023	2/1/2027	Derivatives - Assets	20,000	5.35%	4.08%	(202)		N/A
Loans	7/12/2023	8/1/2027	Derivatives - Assets	25,000	5.35%	3.98%	(276)		N/A
				$325,000			$(3,308)	$	N/A

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are included in the assessment of effectiveness, are recorded as a component of AOCI. The following is a summary of how AOCI was impacted during the reporting periods:

	Year Ended
	December 31, 2023	December 31, 2022

	(dollars in thousands)

Unrealized loss at beginning of period, net of tax	$(20,221)	$(4,373)
Amount reclassified from accumulated other comprehensive income to interest expense related to caplet amortization	(872)	(1,001)
Amount of gain (loss) recognized in other comprehensive income, net of tax	1,114	(14,847)
Unrealized loss at end of period, net of tax	$(19,979)	$(20,221)

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

For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings. The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	December 31, 2023	December 31, 2022
(dollars in thousands)

1/1/2020	1/3/2023	Derivatives - Assets	$25,000	1.90%	$-	$3
2/1/2020	2/1/2024	Derivatives - Assets	25,000	1.90%	79	822
3/1/2020	3/3/2025	Derivatives - Assets	25,000	1.90%	872	1,388
			$75,000		$951	$2,213

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Derivatives and Hedging Activities (continued)

The Company has also entered into interest rate swap contracts that are not designated as hedging instruments.  These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an equal and offsetting interest rate swap with a third-party financial institution. Additionally, the Company receives an upfront, non-refundable fee from the third-party financial institution, dependent upon the pricing that is recognized upon receipt from the third-party financial institution. Because the Company acts as an intermediary for the customer, changes in the fair value of the underlying derivative contracts, for the most part, offset each other and do not significantly impact the Company’s results of operations.

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	December 31, 2023		December 31, 2022
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$3,308,024	$181,854	$2,528,949	$166,614
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$3,308,024	$181,854	$2,528,949	$166,614

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	Interest and	Interest	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)

Income and expense line items presented in the consolidated statements of income	$413,410	$192,404	$292,571	$61,451	$200,155	$21,922

The effects of cash flow hedging:
Gain (loss) on interest rate caps on deposits	-	(7,639)	-	(1,422)	-	697
Gain (loss) on interest rate swaps on junior subordinated debentures	-	(1,167)	-	500	-	1,116
Gain (loss) on interest rate swaps and collars on loans	(10,763)	-	(829)	-	1,006	-

The effects of fair value hedging:
Gain on interest rate swaps on loans	1,746	-	-	-	-	-

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	December 31, 2023	December 31, 2022

	(dollars in thousands)

Cash	$51,680	$1,272
U.S treasuries and govt. sponsored agency securities	6,413	—
Municipal securities	68,651	8,227
Residential mortgage-backed and related securities	23,358	29,257
	$150,102	$38,756

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Derivatives and Hedging Activities (continued)

The majority of the Company’s back-to-back swapped loan portfolio consists of loans on projects, with loan-to-values including the potential swap exposure well below 65%.  The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

Note 9. Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $250,000, was $511.4 million and $371.7 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the scheduled maturities of certificates of deposit were as follows:

Amount
(dollars in thousands)
Year ending December 31:
2024	$979,282
2025	22,023
2026	3,921
2027	2,291
2028	1,553
Thereafter	612
$1,009,682

The Company has public entity interest-bearing demand deposits and certificates of deposit that are collateralized by investment securities with carrying values as follows:

	2023	2022
	(dollars in thousands)

U.S. govt. sponsored agency securities	$1,805	$2,081
Residential mortgage-backed and related securities	2,114	1,796
	$3,919	$3,877

The Company had a $175.0 million PUD LOC with the FHLB of Des Moines for the purpose of providing additional collateral on public deposits as of December 31, 2023. As of December 31, 2022, the Company had a $188.8 million PUD LOC with the FHLB of Des Moines. There were no amounts outstanding under these letters of credit as of December 31, 2023 or 2022.

Brokered deposits as of December 31, 2023 and 2022 were $285.0 million and $101.1 million, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Short-Term Borrowings

Short-term borrowings as of December 31, 2023 and 2022 are summarized as follows:

	2023	2022
	(dollars in thousands)

Federal funds purchased	$1,500	$129,630

Information concerning federal funds purchased is summarized as follows for the years ended December 31, 2023 and 2022:

	2023	2022
	(dollars in thousands)

Average daily balance	$2,781	$8,637
Average daily interest rate	5.09%	1.76%
Maximum month-end balance	$2,230	$129,630
Weighted average rate as of December 31	5.20%	4.70%

Note 11. FHLB Advances

The subsidiary banks are members of the FHLB. Maturity and interest rate information on advances from the FHLB as of December 31, 2023 and 2022 is as follows:

	December 31, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End

	(dollars in thousands)
Maturity:
Year ending December 31:
2023	$—	—%	$415,000	4.58%
2024	300,000	5.64	—	—
2025	—	—	—	—
2026	45,000	5.01	—	—
2027	45,000	4.82	—	—
2028	45,000	4.64	—	—
Total FHLB advances	$435,000	5.39%	$415,000	4.58%

Advances are collateralized by loans of $2.1 billion and $1.7 billion as of December 31, 2023 and 2022, respectively, in aggregate. The FHLB applies loan-to-value discounts to the loans pledged as collateral based on the loan type. There were no securities pledged as collateral on advances as of December 31, 2023.  Advances were collateralized by securities of $290 thousand as of December 31, 2022 in aggregate. The Company continues to pledge loans under blanket liens to provide off balance sheet liquidity.

As of December 31, 2023 and 2022, the subsidiary banks held $24.5 million and $25.6 million, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheets.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Other Borrowings and Unused Lines of Credit

In the second quarter of 2023, the Company renewed its revolving line of credit.  At renewal, the available line amount remained unchanged at $50.0 million for which there was no outstanding balance as of December 31, 2023 or 2022. Interest on the revolving line of credit is calculated at the greater of: (a) the effective Prime Rate less 0.50% or (b) 3.00% per annum. The collateral on the revolving line of credit is 100% of the outstanding capital stock of the Company’s bank subsidiaries.

Unused lines of credit of the subsidiary banks as of December 31, 2023 and 2022 are summarized as follows:

	2023	2022
	(dollars in thousands)

Secured	$248,494	$30,990
Unsecured	450,800	470,800
	$699,294	$501,790

Included in the Secured category above, the Company pledges select C&I and CRE loans to the FRB for borrowing as part of the Borrower-In-Custody program.

The Company has been approved for the Bank Term Funding Program. As of December 31, 2023, there were no amounts outstanding and investment securities with a carrying value of $10.1 million are pledged as collateral for the program.  The Bank Term Funding Program ends March 11, 2024.

Note 13. Subordinated Notes

Subordinated notes as of December 31, 2023 and 2022 are summarized as follows:

	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
	as of December 31, 2023	as of December 31, 2023	as of December 31, 2022	as of December 31, 2022	Maturity Date
	(dollars in thousands)

Subordinated debenture dated 2/1/19	$65,000	5.375%	$65,000	5.375%	2/15/2029
Subordinated debenture dated 9/14/20	50,000	5.125%	50,000	5.125%	9/15/2030
Subordinated debenture dated 7/29/20*	20,000	5.250%	20,000	5.250%	9/30/2030
Subordinated debenture dated 8/18/22	45,000	5.500%	45,000	5.500%	9/1/2032
Subordinated debenture dated 8/18/22	55,000	5.950%	55,000	5.950%	9/1/2037
Debt issuance costs	(1,936)		(2,338)
Total Subordinated Debentures	$233,064		$232,662

*Assumed in acquisition of GFED

On February 19, 2019, the Company completed an underwritten public offering of  $65.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on February 15, 2029. Net proceeds, after deducting the underwriting discount and estimated expenses, were $63.4 million.  The subordinated notes, which qualify as Tier 2 capital for the Company, bear interest at a fixed rate of 5.375% per year from and after February 12, 2019 to, but excluding, February 15, 2024 or earlier redemption date.  From and after February 15, 2024 to, but excluding, the maturity date or earlier redemption date, the interest will reset quarterly to the then current three-month LIBOR plus 282 basis points.  Interest on the subordinated notes is payable semi-annually, commencing on August 15, 2019 during the five year fixed term and thereafter quarterly, commencing on February 15, 2024.  The subordinated notes are redeemable by the Company at its option, in whole or in part, on any interest payment date on or after February 15, 2024.  The subordinated notes are redeemable by the Company in whole but not in part, under certain limited circumstances set forth in the subordinated notes.  Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the subordinated notes being redeemed, together with any accrued and unpaid interest on the subordinated notes being redeemed to, but excluding, the date of redemption.  The subordinated

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Subordinated Notes (continued)

notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

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

On August 18, 2022, the Company also completed a private offering of $45.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on September 1, 2032, of which $43.25 million were exchanged for subordinated notes registered under the Securities Act of 1933.  The subordinated notes, which qualify as Tier 2 capital for the Company, bear interest at a fixed rate of 5.50% per year, from and including September 1, 2022 to, but excluding September 1, 2027 or earlier redemption.  From and including September 1, 2027 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate, which is expected to be the then three-month Term SOFR, plus 279 basis points.  Interest on the subordinated notes is payable semi-annually, commencing on March 1, 2023 through September 1, 2027 and quarterly thereafter.  The notes are redeemable, in whole or in part, at any time upon the occurrence of certain events.  The subordinated notes may be redeemed at the Company’s option, in whole or in part, on any interest payment date on or after September 1, 2027, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

On August 18, 2022, the Company completed a private offering of $55.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on September 1, 2037.  The subordinated notes, which qualify as Tier 2 capital for the Company, bear interest at a fixed rate of 5.95% per year, from and including September 1, 2022 to, but excluding September 1, 2032 or earlier redemption.  From and including September 1, 2032 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate, which is expected to be the then three-month Term SOFR, plus 300 basis points.  Interest on the subordinated notes is payable quarterly, commencing on December 1, 2022.  The notes are redeemable, in whole or in part, at any time upon the occurrence

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Subordinated Notes (continued)

of certain events.  The subordinated notes may be redeemed at the Company’s option, in whole or in part, on any interest payment date on or after September 1, 2032, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

Note 14. Junior Subordinated Debentures

Junior subordinated debentures are summarized as of December 31, 2023 and 2022 as follows:

	2023	2022
	(dollars in thousands)

Note Payable to QCR Holdings Capital Trust II	$10,310	$10,310
Note Payable to QCR Holdings Capital Trust III	8,248	8,248
Note Payable to QCR Holdings Capital Trust V	10,310	10,310
Note Payable to Community National Trust II*	3,093	3,093
Note Payable to Community National Trust III*	3,609	3,609
Note Payable to Guaranty Bankshares Statutory Trust I**	4,640	4,640
Note Payable to Guaranty Statutory Trust II***	10,310	10,310
Market Value Discount per ASC 805****	(1,789)	(1,918)
	$48,731	$48,602

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

****  Market value discount includes discount on junior subordinated debt acquired as described in *, ** and ***.

A schedule of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including the amounts outstanding as of December 31, 2023 and 2022, is as follows:

		Amount	Amount
		Outstanding	Outstanding
		December 31,	December 31,		Interest Rate as of	Interest Rate as of
Name	Date Issued	2023	2022	Interest Rate	December 31, 2023	December 31, 2022

		(dollars in thousands)

QCR Holdings Statutory Trust II	February 2004	$10,310	$10,310	2.85% over 3-month SOFR	8.44%	6.52%
QCR Holdings Statutory Trust III	February 2004	8,248	8,248	2.85% over 3-month SOFR	8.44%	6.52%
QCR Holdings Statutory Trust V	February 2006	10,310	10,310	1.55% over 3-month SOFR	7.21%	5.63%
Community National Statutory Trust II	September 2004	3,093	3,093	2.17% over 3-month SOFR	7.80%	6.92%
Community National Statutory Trust III	March 2007	3,609	3,609	1.75% over 3-month SOFR	7.40%	6.52%
Guaranty Bankshares Statutory Trust I	May 2005	4,640	4,640	1.75% over 3-month SOFR	7.40%	6.52%
Guaranty Statutory Trust II	December 2005	10,310	10,310	1.45% over 3-month SOFR	7.09%	6.14%
		$50,520	$50,520	Weighted Average Rate	7.70%	6.29%

Securities issued by all of the trusts listed above mature 30 years from the date of issuance, but all are currently callable at par at any time. Interest rate reset dates vary by Trust.

The Company uses interest rate swaps for the purpose of hedging interest rate risk on all of the variable rate junior subordinated debt.  See Note 8 to the Consolidated Financial Statements for the details of these instruments.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
	(dollars in thousands)

Current	$14,008	$19,165	$7,290
Deferred	(946)	(4,682)	15,272
	$13,062	$14,483	$22,562

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023		2022		2021
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$26,590	21.0%	$23,845	21.0%	$25,508	21.0%
Tax exempt income, net	(13,823)	(10.9)	(10,689)	(9.4)	(7,537)	(6.2)
Bank-owned life insurance	(875)	(0.7)	(432)	(0.4)	(386)	(0.3)
State income taxes, net of federal benefit, current year	4,433	3.5	4,482	3.9	5,089	4.2
Change in unrecognized tax benefits	396	0.3	498	0.4	578	0.5
Provision adjustment from accounting method change	(247)	(0.2)	(1,181)	(1.0)	—	—
Tax credits	(2,865)	(2.3)	(1,362)	(1.2)	34	—
Acquisition costs	—	—	276	0.2	95	0.1
Excess tax benefit on stock options exercised and restricted stock awards vested	(464)	(0.3)	(503)	(0.4)	(436)	(0.4)
Other	(83)	(0.1)	(451)	(0.4)	(383)	(0.3)
Federal and state income tax expense	$13,062	10.3%	$14,483	12.7%	$22,562	18.6%

Changes in the unrecognized tax benefits included in other liabilities are as follows for the years ended December 31, 2023 and 2022:

	2023	2022
	(dollars in thousands)

Balance, beginning	$2,680	$2,182
Impact of tax positions taken during current year	712	758
Gross increase related to tax positions of prior years	110	75
Reduction as a result of a lapse of the applicable statute of limitations	(426)	(335)
Balance, ending	$3,076	$2,680

Included in the unrecognized tax benefits liability at December 31, 2023 are potential benefits of approximately $2.5 million that, if recognized, would affect the effective tax rate.

The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At December 31, 2023 and 2022, accrued interest on uncertain tax positions was approximately $486 thousand and $333 thousand, respectively. Estimated interest related to the underpayment of income taxes is classified as a component of “income tax expense” in the statements of income.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Federal and State Income Taxes (continued)

The Company’s federal income tax returns are open and subject to examination from the 2020 tax return year and later. Various state franchise and income tax returns are generally open from the 2019 and later tax return years based on individual state statutes of limitations.

The net deferred tax assets consisted of the following as of December 31, 2023 and 2022:

	2023	2022
	(dollars in thousands)
Deferred tax assets:
Historic tax credits	$—	$68
Low income housing tax credits	—	226
Net unrealized losses on securities available for sale and derivative instruments	18,127	21,319
Compensation	15,761	13,413
Loan/lease losses	20,628	20,466
Net operating loss carryforwards, federal and state	630	1,262
	55,146	56,754
Deferred tax liabilities:
Premises and equipment	7,206	6,271
Equipment financing leases	2,084	2,484
Acquisition fair value adjustments	3,983	3,816
Investment accretion	—	27
Deferred loan origination fees, net	1,515	1,624
Prepaid expense	1,749	1,534
Other	417	560
	16,954	16,316
Net deferred tax assets	$38,192	$40,438

At December 31, 2023, the Company had $2.8 million of federal tax NOL carryforwards and $2.0 million of state tax NOL carryforwards.  $1.4 million of the federal tax NOL carryforwards are related to the acquisition of Community National and CNB and these losses are set to expire in varying amounts between 2029 and 2033.  $2.0 million of the state tax NOL carryforwards are also related to the acquisition of Community National and CNB and are set to expire in varying amounts between 2024 and 2028. The additional $1.4 million of federal tax NOLs were acquired in 2022 with the Guaranty Bank acquisition.  The newly acquired federal tax NOLs are expected to be utilized prior to their expiration dates.

The change in deferred income taxes was reflected in the Consolidated Financial Statements as follows for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
	(dollars in thousands)

Provision for income taxes	$(946)	$(4,682)	$15,272
Statement of stockholders' equity- Other comprehensive income (loss)	3,192	(22,066)	(122)
	$2,246	$(26,748)	$15,150

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Employee Benefit Plans

The Company has a profit sharing plan, which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participants to defer a portion of their annual compensation under the profit sharing plan. Substantially all employees who are at least 18 years of age are eligible to participate in the plan. The Company matches 100% of an employee’s deferrals up to the first 3% of an employee’s annual compensation, and 50% of the next 3% of an employee’s deferred annual compensation, up to a maximum amount of

4.5% of an employee’s annual compensation. Additionally, at its discretion, the Company may make additional contributions to the plan, which are allocated to the accounts of participants in the plan based on relative compensation. There were no discretionary contributions for the years ended December 31, 2023, 2022 and 2021. Company matching contributions for the years ended December 31, 2023, 2022, and 2021 were as follows:

	2023	2022	2021
	(dollars in thousands)

Matching contribution	$3,314	$3,071	$2,446

The Company has entered into nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified retirement plan. Changes in the liability related to the SERPs, included in other liabilities, are as follows for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(dollars in thousands)

Balance, beginning	$8,165	$7,273	$6,189
Expense accrued	889	1,286	1,532
Cash payments made	(365)	(394)	(448)
Balance, ending	$8,689	$8,165	$7,273

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

Upon retirement, each executive officer and other officer will, subject to a potential six-month deferral, receive the deferral balance in 180 equal monthly installments. As of December 31, 2023 and 2022, the liability related to the agreements totaled $46.8 million and $38.2 million, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Employee Benefit Plans (continued)

Changes in the deferred compensation agreements, included in other liabilities, are as follows for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
	(dollars in thousands)

Balance, beginning	$38,255	$32,353	$24,713
Employee deferrals	4,306	3,615	4,900
Company match and interest	4,788	2,776	3,048
Cash payments made	(549)	(489)	(308)
Balance, ending	$46,800	$38,255	$32,353

Note 17. Stock-Based Compensation

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

The 2010 Equity Incentive Plan, the 2013 Equity Incentive Plan and the 2016 Equity Incentive Plan (collectively, the “Equity Plans”) are administered by the Compensation Committee of the Board of Directors (the “Committee”). As of December 31, 2023, there were 55,554 remaining shares of common stock available for the grant of future awards under the Equity Plans; however, such future awards may be granted only under the 2016 Equity Incentive Plan.

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

Stock-based compensation expense was reflected in the Consolidated Financial Statements as follows for the years ended December 31, 2023, 2022, and 2021.

	2023	2022	2021
	(dollars in thousands)

Stock options	$286	$246	$270
Restricted stock awards	2,084	1,967	1,864
Stock purchase plan	308	225	218
	$2,678	$2,438	$2,352

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17. Stock-Based Compensation (continued)

Stock options:

A summary of the stock option plans as of December 31, 2023, 2022, and 2021 and changes during the years then ended is presented below:

	December 31,
	2023		2022		2021
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning	346,678	$27.60	367,998	$24.46	407,763	$22.24
Granted	25,000	53.31	22,400	53.87	22,150	43.61
Exercised	(81,354)	19.45	(41,695)	14.07	(60,317)	15.76
Forfeited	(175)	15.65	(2,025)	26.72	(1,598)	38.50
Outstanding, ending	290,149	32.11	346,678	27.60	367,998	24.46

Exercisable, ending	233,967		295,077		318,266

Weighted average fair value per option granted	$16.36		$13.97		$10.85

A further summary of options outstanding as of December 31, 2023 is presented below:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$17.10 to $17.86	96,500	0.62	$17.32	96,460	$17.32
$21.71 to $22.64	52,716	2.08	22.64	52,716	22.64
$29.77 to $36.00	14,212	5.16	36.00	14,212	36.00
$40.00 to $41.95	20,049	6.06	40.10	15,515	40.13
$42.65 to $48.50	59,572	4.82	43.86	49,254	43.91
$53.31 to $56.26	47,100	8.70	53.57	5,850	53.87
	290,149			234,007

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17. Stock-Based Compensation (continued)

Restricted stock and unit awards:

A summary of changes in the Company’s nonvested restricted stock, restricted stock unit and performance stock unit awards as of December 31, 2023, 2022 and 2021 is presented below:

	December 31,
	2023	2022	2021
Outstanding, beginning	84,115	97,107	102,489
Granted*	51,157	35,525	38,360
Released	(43,331)	(47,766)	(43,691)
Forfeited	(3,763)	(751)	(51)
Outstanding, ending	88,178	84,115	97,107

Weighted average fair value per share granted	$51.64	$54.20	$45.18

*  At December 31, 2023, includes 4,500 shares of restricted stock, 80,820 restricted stock units.

At December 31, 2022, includes 8,527 shares of restricted stock and 64,494 restricted stock units.

At December 31, 2021, includes 12,412 shares of restricted stock and 25,948 restricted stock units.

The total grant value of restricted stock, restricted stock unit and performance share unit awards that were released during the years ended December 31, 2023, 2022 and 2021 was $2.2 million, $2.6 million and $1.9 million, respectively.

Employee stock purchase plan:

On May 19, 2022, the Company’s stockholders approved the QCR Holdings, Inc. 2022 Stock Purchase Plan (the “2022 Purchase Plan”).  The 2022 Purchase Plan has an effective date of July 1, 2022 and a share reserve equal to 350,000 shares plus the shares remaining under the QCR Holdings, Inc. Amended and Restated Employee Stock Purchase Plan immediately prior to its termination on July 1, 2022. As of January 1, 2024, there were 345,801 shares of common stock available for issuance under the 2022 Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 85% or the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in a year is $21,250. Additionally, the maximum percentage that any one participant can elect to contribute is 15% of his or her compensation for the years ended December 31, 2023, 2022 and 2021.  Information for the stock purchase plan for the years ended December 31, 2023, 2022 and 2021 is presented below:

	2023	2022	2021
Shares granted	36,964	28,421	28,396
Shares purchased	35,058	27,103	30,543
Weighted average fair value per share granted	$8.35	$7.88	$7.67

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18. Regulatory Capital Requirements and Restrictions on Dividends

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of December 31, 2023 and 2022, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2023 and 2022 are also presented in the following table (dollars in thousands). As of December 31, 2023 and 2022, the subsidiary banks met the requirements to be “well capitalized”.

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2023:
Company:
Total risk-based capital	$1,171,047	14.29%	$655,461	>	8.00%	$860,293	>	10.50%	$819,327	>	10.00%
Tier 1 risk-based capital	841,052	10.27	491,596	>	6.00	696,428	>	8.50	655,461	>	8.00
Tier 1 leverage	841,052	10.03	335,420	>	4.00	335,420	>	4.00	419,275	>	5.00
Common equity Tier 1	792,321	9.67	368,697	>	4.50	573,529	>	7.00	532,562	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$300,413	12.67%	$189,707	>	8.00%	$248,990	>	10.50%	$237,133	>	10.00%
Tier 1 risk-based capital	270,744	11.42	142,280	>	6.00	201,563	>	8.50	189,707	>	8.00
Tier 1 leverage	270,744	11.23	96,425	>	4.00	96,425	>	4.00	120,531	>	5.00
Common equity Tier 1	270,744	11.42	106,710	>	4.50	165,993	>	7.00	154,137	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$381,514	15.60%	$195,687	>	8.00%	$256,840	>	10.50%	$244,609	>	10.00%
Tier 1 risk-based capital	354,940	14.51	146,766	>	6.00	207,918	>	8.50	195,687	>	8.00
Tier 1 leverage	354,940	14.77	96,093	>	4.00	96,093	>	4.00	120,116	>	5.00
Common equity Tier 1	354,940	14.51	110,074	>	4.50	171,227	>	7.00	158,996	>	6.50
Community State Bank:
Total risk-based capital	$171,747	13.22%	$103,903	>	8.00%	$136,372	>	10.50%	$129,878	>	10.00%
Tier 1 risk-based capital	156,629	12.06	77,927	>	6.00	110,397	>	8.50	103,903	>	8.00
Tier 1 leverage	156,629	11.19	56,005	>	4.00	56,005	>	4.00	70,007	>	5.00
Common equity Tier 1	156,629	12.06	58,445	>	4.50	90,915	>	7.00	84,421	>	6.50
Guaranty Bank:
Total risk-based capital	$267,822	12.68%	$168,967	>	8.00%	$221,770	>	10.50%	$211,209	>	10.00%
Tier 1 risk-based capital	244,506	11.58	126,726	>	6.00	179,528	>	8.50	168,967	>	8.00
Tier 1 leverage	244,506	11.41	85,688	>	4.00	85,688	>	4.00	107,110	>	5.00
Common equity Tier 1	244,506	11.58	95,044	>	4.50	147,847	>	7.00	137,286	>	6.50

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18. Regulatory Capital Requirements and Restrictions on Dividends (continued)

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2022:
Company:
Total risk-based capital	$1,055,177	14.28%	$591,132	>	8.00%	$775,861	>	10.50%	$738,915	>	10.00%
Tier 1 risk-based capital	734,977	9.95	443,349	>	6.00	628,078	>	8.50	591,132	>	8.00
Tier 1 leverage	734,977	9.61	305,959	>	4.00	305,959	>	4.00	382,449	>	5.00
Common equity Tier 1	686,375	9.29	332,512	>	4.50	517,241	>	7.00	480,295	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$275,337	13.07%	$168,588	>	8.00%	$221,272	>	10.50%	$210,735	>	10.00%
Tier 1 risk-based capital	248,978	11.81	126,441	>	6.00	179,125	>	8.50	168,588	>	8.00
Tier 1 leverage	248,978	11.01	90,419	>	4.00	90,419	>	4.00	133,023	>	5.00
Common equity Tier 1	248,978	11.81	94,831	>	4.50	147,514	>	7.00	136,978	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$308,153	14.84%	$166,168	>	8.00%	$218,096	>	10.50%	$207,711	>	10.00%
Tier 1 risk-based capital	282,258	13.59	124,626	>	6.00	176,554	>	8.50	166,168	>	8.00
Tier 1 leverage	282,258	13.17	85,707	>	4.00	85,707	>	4.00	107,134	>	5.00
Common equity Tier 1	282,258	13.59	93,470	>	4.50	145,397	>	7.00	135,012	>	6.50
Community State Bank:
Total risk-based capital	$142,974	12.04%	$94,981	>	8.00%	$124,662	>	10.50%	$118,726	>	10.00%
Tier 1 risk-based capital	128,130	10.79	71,236	>	6.00	100,917	>	8.50	94,981	>	8.00
Tier 1 leverage	128,130	10.09	50,799	>	4.00	50,799	>	4.00	63,499	>	5.00
Common equity Tier 1	128,130	10.79	53,427	>	4.50	83,108	>	7.00	77,172	>	6.50
Guaranty Bank:
Total risk-based capital	$243,106	12.24%	$158,903	>	8.00%	$208,560	>	10.50%	$198,629	>	10.00%
Tier 1 risk-based capital	218,647	11.01	119,177	>	6.00	168,834	>	8.50	158,903	>	8.00
Tier 1 leverage	218,647	10.90	80,229	>	4.00	80,229	>	4.00	100,286	>	5.00
Common equity Tier 1	218,647	11.01	89,383	>	4.50	139,040	>	7.00	129,109	>	6.50

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in four private placements and assumed four issues of junior subordinated debentures in connection with the acquisitions. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. These circumstances did not exist at December 31, 2023 or 2022.

On February 13, 2020, the board of directors of the Company approved a share repurchase program under which the Company was authorized to repurchase, from time to time as the Company deemed appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  On May 19, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to an additional 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021. There were 175,000 and 970,000 shares of common stock purchased by the Company during the year ended December 31, 2023 and 2022, respectively.  There were 760,915 shares of common stock remaining for repurchase as of December 31, 2023.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19. Earnings per Share

The following information was used in the computation of basic and diluted EPS for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
	(dollars in thousands, except per share data)

Net income	$113,558	$99,066	$98,905

Basic EPS	$6.79	$5.94	$6.30
Diluted EPS	$6.73	$5.87	$6.20

Weighted average common shares outstanding	16,732,406	16,681,844	15,708,744
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan*	133,985	208,163	235,964
Weighted average common and common equivalent shares outstanding	16,866,391	16,890,007	15,944,708

                *  Excludes anti-dilutive restricted stock shares of 1,762, 1,706, and 0 at December 31, 2023, 2022 and 2021, respectively and anti-dilutive options of 47,164, 22,503 and 21,718 at December 31, 2023, 2022 and 2021, respectively.

Note 20. Commitments and Contingencies

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2023 and 2022, no amounts had been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.

As of December 31, 2023 and 2022, commitments to extend credit aggregated $2.0 billion and $1.7 billion, respectively. As of December 31, 2023 and 2022, standby letters of credit aggregated $23.7 million and $25.8 million, respectively. Management does not expect that all of these commitments will be funded.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Commitments and Contingencies (continued)

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $2.6 million and $1.5 million as of December 31, 2023 and 2022, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates of insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $11.0 million and $14.5 million of sold residential mortgage loans with recourse provisions still in effect at December 31, 2023 and 2022, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2023, 2022, and 2021. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

See Note 6 regarding the Company’s contractual commitments for construction.

Aside from cash on-hand and in-vault, the majority of the Company’s cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $96.1 million and $67.7 million as of December 31, 2023 and 2022, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

In an arrangement with Goldman Sachs, CRBT offers a cash management program for select customers. Based on a predetermined minimum balance, which must be maintained in the customer’s account, excess funds are automatically swept daily to an institutional money market fund administered by Goldman Sachs. At December 31, 2023 and 2022, the Company had $1.9 million and $69.4 million, respectively of customer funds invested in this cash management program. In the opinion of management, no material risk of loss exists due to the financial condition of Goldman Sachs. As of December 31, 2023 and 2022, there were $5.4 million and $5.3 million of investment securities pledged on the Goldman Sachs program, respectively, as a cover to the swap exposure.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

Condensed Balance Sheets
December 31, 2023 and 2022

	2023	2022
	(dollars in thousands)
Assets
Cash and due from banks	$53,331	$84,172
Investment in bank subsidiaries	1,122,803	965,973
Investment in nonbank subsidiaries	6,129	7,196
Premises and equipment, net	9,286	9,639
Other assets	14,512	10,157
Total assets	$1,206,061	$1,077,137

Liabilities and Stockholders' Equity
Liabilities:
Subordinated notes	$233,064	$232,662
Junior subordinated debentures	48,731	48,602
Other liabilities	37,670	23,149
Total liabilities	319,465	304,413

Stockholders' Equity:
Common stock	16,749	16,796
Additional paid-in capital	370,814	370,712
Retained earnings	554,992	450,114
Accumulated other comprehensive loss	(55,959)	(64,898)
Total stockholders' equity	886,596	772,724
Total liabilities and stockholders' equity	$1,206,061	$1,077,137

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Parent Company Only Financial Statements (continued)

Condensed Statements of Income
Years Ended December 31, 2023, 2022, and 2021

	2023	2022	2021
	(dollars in thousands)

Total interest income	$—	$26	$3
Equity in net income of bank subsidiaries	137,451	128,941	117,408
Equity in net income of nonbank subsidiaries	2,220	1,294	456
Other	704	(53)	853
Total income	140,375	130,208	118,720

Interest expense	16,066	11,836	8,482
Salaries and employee benefits	9,940	15,551	12,446
Professional fees	12	1,789	1,983
Acquisition costs	—	3,715	624
Post-acquisition compensation, transition and integration costs	207	5,526	—
Disposition costs	—	—	13
Other	3,744	3,331	2,784
Total expenses	29,969	41,748	26,332

Income before income tax benefit	110,406	88,460	92,388

Income tax benefit	3,152	10,606	6,517
Net income	$113,558	$99,066	$98,905

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Parent Company Only Financial Statements (continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2023, 2022, and 2021

	2023	2022	2021
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$113,558	$99,066	$98,905
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings of bank subsidiaries	(137,451)	(128,941)	(117,408)
Earnings of nonbank subsidiaries	(2,220)	(1,294)	(456)
Distributions from bank subsidiaries	—	36,000	—
Distributions from nonbank subsidiaries	114	40	30
Deferred income taxes	(349)	(2,443)	(1,093)
Accretion of acquisition fair value adjustments	129	137	321
Depreciation	576	477	486
Deferred compensation expense accrued	4,063	4,062	573
Stock-based compensation expense	2,678	2,438	2,352
Gain on sale of fixed assets	—	—	155
Decrease (increase) in other assets	(2,649)	621	5
Increase (decrease) in other liabilities	9,062	10,827	(14,702)
Net cash provided by (used in) operating activities	(12,489)	20,990	(30,832)

Cash Flows from Investing Activities:
Net decrease in interest-bearing deposits at financial institutions	—	5,950	1,450
Capital infusion, bank subsidiaries	(10,000)	—	—
Capital infusion, non-bank subsidiaries	—	(300)	(375)
Net cash received in dissolution of subsidiary	3,184	—	—
Net cash paid for acquisitions	—	(26,039)	—
Purchase of premises and equipment	(224)	(1,484)	(31)
Net cash provided by (used in) investing activities	(7,040)	(21,873)	1,044

Cash Flows from Financing Activities:
Proceeds from subordinated notes	—	100,000	—
Payment of cash dividends	(4,029)	(3,944)	(3,793)
Proceeds from issuance of common stock, net	1,403	422	670
Repurchase and cancellation of shares	(8,686)	(52,954)	(14,168)
Net cash provided by (used in) financing activities	(11,312)	43,524	(17,291)

Net increase (decrease) in cash and due from banks	(30,841)	42,641	(47,079)

Cash and due from banks:
Beginning	84,172	41,531	88,610
Ending	$53,331	$84,172	$41,531

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22. Fair Value

Accounting guidance on fair value measurements uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis comprised the following at December 31, 2023 and 2022:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
December 31, 2023:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$14,973	$—	$14,973	$—
Residential mortgage-backed and related securities	59,196	—	59,196	—
Municipal securities	170,987	—	170,987	—
Asset-backed securities	15,423	—	15,423	—
Other securities	39,076	—	39,076	—
Securities trading	22,369	—	—	22,369
Derivatives	187,341	—	187,341	—
Total assets measured at fair value	$509,365	$—	$486,996	$22,369

Derivatives	$215,735	$—	$215,735	$—
Total liabilities measured at fair value	$215,735	$—	$215,735	$—

December 31, 2022:
Securities AFS:
U.S. govt. sponsored agency securities	$16,981	$—	$16,981	$—
Residential mortgage-backed and related securities	66,215	—	66,215	—
Municipal securities	193,178	—	193,178	—
Asset-backed securities	18,728	—	18,728	—
Other securities	45,858	—	45,858	—
Derivatives	177,631	—	177,631	—
Total assets measured at fair value	$518,591	$—	$518,591	$—

Derivatives	$200,701	$—	$200,701	$—
Total liabilities measured at fair value	$200,701	$—	$200,701	$—

The securities AFS portfolio consists of securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Trading securities consist of retained beneficial interests from securitizations and are classified as a Level 3 in the fair value hierarchy as of December 31, 2023.  Fair values are estimated using the discounted cash flow method, including discount rates which are deemed to be significant unobservable inputs. As of December 31, 2023, the discount rates ranged from 5.52% to 7.56%.

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

Assets measured at fair value on a non-recurring basis comprised the following at December 31, 2023 and 2022:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

December 31, 2023:
Loans/leases evaluated individually	$33,656	$—	$—	$33,656
OREO	1,455	—	—	1,455
	$35,111	$—	$—	$35,111

December 31, 2022:
Loans/leases evaluated individually	$30,765	$—	$—	$30,765
OREO	144	—	—	144
	$30,909	$—	$—	$30,909

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22. Fair Value (continued)

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	December 31,	December 31,
	2023	2022	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$33,656	$30,765	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
OREO	1,455	144	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For loans/leases evaluated individually and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the years ended December 31, 2023 or 2022.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of December 31, 2023		As of December 31, 2022
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$97,123	$97,123	$59,723	$59,723
Federal funds sold	Level 2	35,450	35,450	56,910	56,910
Interest-bearing deposits at financial institutions	Level 2	104,919	104,919	67,360	67,360
Investment securities:
HTM	Level 2	683,504	680,279	587,142	535,636
AFS	Level 2	299,655	299,655	340,960	340,960
Trading	Level 3	22,369	22,369	—	—
Loans/leases receivable, net	Level 3	31,163	33,656	28,486	30,765
Loans/leases receivable, net	Level 2	6,425,053	6,125,433	6,022,679	5,896,443
Derivatives	Level 2	187,341	187,341	177,631	177,631

Deposits:
Nonmaturity deposits	Level 2	5,504,323	5,504,323	5,199,633	5,199,633
Time deposits	Level 2	1,009,682	996,746	784,584	766,294
Short-term borrowings	Level 2	1,500	1,500	129,630	129,630
FHLB advances	Level 2	435,000	437,178	415,000	415,000
Subordinated notes	Level 2	233,064	240,235	232,662	250,613
Junior subordinated debentures	Level 2	48,731	40,397	48,602	41,545
Derivatives	Level 2	215,735	215,735	200,701	200,701

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

Selected financial information on the Company’s business segments is presented as follows as of and for the years ended December 31, 2023, 2022, and 2021:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All other	Eliminations	Total

	(dollars in thousands)

Year Ended December 31, 2023
Total revenue	$145,375	$201,293	$73,253	$128,039	$142,608	$(144,474)	$546,094
Net interest income	67,900	67,413	43,656	56,667	(15,885)	1,255	221,006
Provision for loan/lease losses	12,512	2,139	1,248	640	—	—	16,539
Net income (loss) from continuing operations	21,766	72,378	18,027	25,280	115,663	(139,556)	113,558
Goodwill	3,223	14,980	9,888	110,936	—	—	139,027
Intangibles	—	883	1,430	11,508	—	—	13,821
Total assets	2,448,957	2,419,146	1,426,202	2,281,296	1,213,954	(1,250,661)	8,538,894

Year Ended December 31, 2022
Total revenue	$103,621	$128,070	$54,129	$87,880	$131,922	$(132,322)	$373,300
Net interest income	71,604	65,392	40,781	63,734	(11,779)	1,388	231,120
Provision for loan/lease losses	1,073	(961)	(1,335)	9,507	—	—	8,284
Net income (loss) from continuing operations	33,850	53,576	17,225	24,289	100,303	(130,177)	99,066
Goodwill	3,223	14,980	9,888	109,516	—	—	137,607
Intangibles	—	1,225	2,027	13,507	—	—	16,759
Total assets	2,312,013	2,185,500	1,297,812	2,146,474	1,086,351	(1,079,313)	7,948,837

Year Ended December 31, 2021
Total revenue	$88,689	$129,080	$43,945	$38,342	$119,451	$(118,930)	$300,577
Net interest income	66,232	57,354	35,512	26,351	(8,479)	1,263	178,233
Provision for loan/lease losses	1,519	(697)	2,219	445	—	—	3,486
Net income (loss) from continuing operations	34,616	55,411	12,802	14,579	99,331	(117,834)	98,905
Goodwill	3,223	14,980	9,888	45,975	—	—	74,066
Intangibles	—	1,702	2,653	4,994	—	—	9,349
Total assets	2,142,344	2,030,279	1,168,606	882,885	845,120	(973,102)	6,096,132

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) promulgated under the Exchange Act) as of December 31, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was: (1) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures; and (2) recorded, processed, summarized and reported as and when required.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2023. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.

RSM US LLP, the Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023, which is included on the following pages of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QCR Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited QCR Holdings, Inc.'s and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company which comprise the consolidated balance sheets as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements, and our report dated February 29, 2024, expressed an unqualified opinion.

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

February 29, 2024

Changes in Internal Control over Financial Reporting. There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably like to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

The table below sets forth the following information as of December 31, 2023 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	The number of securities to be issued upon the exercise of outstanding options, warrants, and rights;
(b)	The weighted-average exercise price of such outstanding options, warrants, and rights; and
(c)	Other than securities to be issued upon the exercise of such outstanding options, warrants, and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Number of securities remaining
	Number of securities to be			available for future issuance
	issued upon exercise of		Weighted-average exercise price	under equity compensation
	outstanding options, warrants,		of outstanding options,	plans (excluding securities
Plan category	and rights		warrants, and rights (1)	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	382,081	(2)	$32.17	401,355	(3)

Equity compensation plans not approved by stockholders	—		—	—

Total	382,081	(2)	$32.17	401,355	(3)

(1)	The weighted average exercise price only relates to outstanding option awards.
(2)	Includes 290,149 outstanding option awards and 80,820 outstanding restricted stock units and 2,858 performance share units granted under the Equity Plans.
(3)	Includes 55,554 and 345,801 shares available under the QCR Holdings, Inc. 2016 Equity Incentive Plan and the 2022 Purchase Plan, respectively.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management and Directors” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

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

10.19+	QCR Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A dated March 22, 2010).

10.20+	QCR Holdings, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Appendix A to QCRH Holdings, Inc.’s Proxy Statement on Form DEF 14A filed with the Commission on April 8, 2022).

10.21+	QCR Holdings Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

21.1	Subsidiaries of QCR Holdings, Inc. (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm - RSM US LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97.1+	QCR Holdings, Inc. Clawback Policy (filed herewith).

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the years ended December 31, 2023, December 31, 2022 and December 31, 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, December 31, 2022, and December 31, 2021; (iv) Consolidated Statements of Changes in Stockholders Equity for the years ended December 31, 2023, December 31, 2022 and December 31, 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 31, 2022 and December 31, 2021; and (vi) Notes to Consolidated Financial Statements.

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

QCR HOLDINGS, INC.

Dated: February 29, 2024	By:	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Dated: February 29, 2024	By:	/s/ Todd A. Gipple
Todd A. Gipple
President and Chief Financial Officer

Dated: February 29, 2024	By:	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES

Signature	Title	Date

/s/ Marie Z. Ziegler	Chair of the Board of Directors	February 29, 2024
Marie Ziegler

/s/ James M. Field	Vice-Chair of the Board of Directors	February 29, 2024
James Field

/s/ Larry J. Helling	Chief Executive Officer and Director	February 29, 2024
Larry J. Helling

/s/ John Paul E. Besong	Director	February 29, 2024
John Paul E. Besong

/s/ Todd A. Gipple	President, Chief Financial Officer and Director	February 29, 2024
Todd A. Gipple

/s/ Mary Kay Bates	Director	February 29, 2024
Mary Kay Bates

/s/ Mark C. Kilmer	Director	February 29, 2024
Mark C. Kilmer

/s/ John F. Griesemer	Director	February 29, 2024
John Griesemer

/s/ Brent R. Cobb	Director	February 29, 2024
Brent R. Cobb

/s/ Elizabeth S. Jacobs	Director	February 29, 2024
Elizabeth S. Jacobs

/s/ Donna J. Sorensen, J.D.	Director	February 29, 2024
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

Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as “Basel” rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets, for the purpose of the capital ratio calculations, needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

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

Risk-Weighting Assets.  Three of the required Basel III capital ratios, as discussed immediately below, are calculated using a denominator of total “risk-weighted” assets. In the calculation of so-called “risk weights,” which was introduced in the first Basel accord, bank assets were divided into four basic risk-weighted categories of zero, 20, 50, and 100%.  Basel III required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. Although it uses the same technique introduced by Basel I in assigning assets to risk-weight categories, it significantly increases the categories and adds conditions.  Risk weights were established as high as 250% for certain commercial real estate exposures, and higher for certain derivatives. The assignment of risk weights continues to be under review by the banking agencies, and has culminated in an initiative called “Basel III: Endgame,” which, as proposed, would only apply to banks with over $100 billion in assets or more and would not impact the Company.

Minimum Capital Ratios. Basel III also increased the required quantity and quality of capital. Not only did it increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations).  The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital if such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

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

In addition, institutions that want to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction also must maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Well-Capitalized Requirements. The ratios described above are minimum standards for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels also could be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

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

As of December 31, 2023: (i) none of the Banks was subject to a directive from the Iowa Division of Banking, the Missouri Division of Finance, or the Federal Reserve, as applicable, to increase its capital; and (ii) the Banks were well-capitalized, as defined by Federal Reserve regulations.  As of December 31, 2023, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company is in compliance with the capital conservation buffer.

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

Community Bank Capital Simplification.  Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule.  In response, Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The Company may elect the CBLR framework at any time, but has not currently determined to do so.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank, and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

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

In order to maintain its status as a financial holding company, the Company and the Banks must be well-capitalized, well-managed, and the Banks must have a least a satisfactory Community Reinvestment Act (“CRA”) rating.  If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but, during the period of noncompliance, the Federal Reserve may place any limitations on the Company that it deems appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  For institutions like the Banks that are not considered large and highly complex banking organizations, the risk classification is based on examination ratings and financial ratios. A bank’s assessment is then calculated by multiplying its assessment rate by its  assessment base (average consolidated total assets minus its average tangible equity).  The total base assessment rates currently range from 1.5 basis points to 30 basis points.  However, the maximum rate is 18 basis points for financial institutions in the top two categories of examination composite ratings.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In the semiannual update in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline. Based on this update, the FDIC approved an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions. The increase was effective on January, 1, 2023, applicable to the first quarterly assessment period of 2023 (January 1 through March 31, 2023).

In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank was approximately $16.3 billion, the FDIC adopted a special assessment for banks having deposits above $5 billion, at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 (January 1 through March 31, 2024) with an invoice payment date of June 28, 2024, and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits.

Supervisory Assessments. Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 31, 2023, the Iowa Banks paid supervisory assessments to the Iowa Division of Banking totaling $365 thousand and GB paid supervisory assessments to the Missouri Division of Finance totaling $103 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations to pay deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain.  These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Banks.

The primary role of liquidity risk management is to: (i) prospectively assess the need for funds to meet obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions.  Basel III includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits). Although these tests do not, and will not, apply to the Banks, their management teams continue to review their liquidity risk management framework in light of regulatory requirements and industry developments.

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

Dividend Payments. The primary source of funds for the Company is dividends from the Banks. In general, the Banks may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made, or out of their retained earnings. The Federal Reserve Act also imposes limitations on the amount of dividends paid by state member banks, such as the Banks. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed that bank’s calendar year-to-date net income plus the bank’s retained income for the two preceding calendar years.

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2023. Notwithstanding the availability of funds for dividends, however, the Federal Reserve, the FDIC, the Missouri Division of Finance or the Iowa Division of Banking, as applicable, may prohibit the payment of dividends by one of the Banks if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that want to pay unrestricted dividends must maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Privacy and Cybersecurity. The Banks are subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require each Bank to periodically disclose its privacy policies and practices relating to sharing such information, and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact each Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, each Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across all businesses and geographic locations.

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

Federal Home Loan Bank System. The Banks are each a member of a FHLB, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Community Reinvestment Act Requirements. The CRA requires the Banks to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess each Bank’s record of meeting the credit needs of its communities in dedicated examinations. Applications for acquisitions are affected by the evaluation of each Bank’s effectiveness in meeting its CRA requirements.

On October 24, 2023, the bank regulatory agencies issued a final rule to strengthen and modernize the CRA regulations (the “CRA Rule”), some of which is effective on April 1, 2024.  The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Rule as follows: (i) to expand access to credit, investment, and basic banking services in low- and moderate-income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low- and moderate-income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators.  Management of the Banks are assessing the impact of the CRA Rule on their CRA lending and investment activities in their respective markets.

Anti-Money Laundering/Countering the Financing of Terrorism. The Bank Secrecy Act (“BSA”) is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. They are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. The so-called Anti-Money Laundering / Countering the Financing of Terrorism (“AML/CFT”) regime under the BSA provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or move funds for other illicit purposes. The laws mandate financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in CRE is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2023, QCBT, CRBT ,CSB and GB were in compliance with the 300% guideline for CRE loans.

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

Over the last several years, the CFPB has taken a proactive, multi-front approach to protect consumers from excessive overdraft and non-sufficient funds (“NSF”) fees.  This includes proposed rules, interpretive opinions and enforcement actions.  In January 2024, this included a proposed rule that would prohibit NSF fees on transactions declined in real time (debit card purchases, ATM withdrawals and peer-to-peer payments) and a proposal to close a loophole in the law that exempts overdrafts on bank accounts from disclosure rules applicable to other kinds of credit.  Although any action proposed or taken thus far by the CFPB has affected only financial institutions with more than $10 billion in assets, Bank management expects continued developments in this area that may impact its overdraft practices.

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