Form 10-Q
period 2024-03-31
QCR HOLDINGS INC
filed 2024-05-09
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 2024, the Registrant had outstanding 16,806,279 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 31, 2024 and December 31, 2023

	March 31,	December 31,
	2024	2023

	(dollars in thousands)
Assets
Cash and due from banks	$80,988	$97,123
Federal funds sold	4,150	35,450
Interest-bearing deposits at financial institutions	72,870	104,919

Securities held to maturity, at amortized cost, net of allowance for credit losses	718,623	683,504
Securities available for sale, at fair value	290,980	299,655
Securities trading, at fair value	22,258	22,369
Total securities	1,031,861	1,005,528

Loans receivable held for sale	275,344	2,594
Loans/leases receivable held for investment	6,372,992	6,540,822
Gross loans/leases receivable	6,648,336	6,543,416
Less allowance for credit losses	(84,470)	(87,200)
Net loans/leases receivable	6,563,866	6,456,216

Bank-owned life insurance	109,090	108,222
Premises and equipment, net	133,179	123,277
Restricted investment securities	31,734	41,648
Other real estate owned, net	784	1,347
Goodwill	139,027	139,027
Intangibles	13,131	13,821
Derivatives	183,888	187,341
Other assets	234,981	224,975
Total assets	$8,599,549	$8,538,894

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$955,167	$1,038,689
Interest-bearing	5,851,608	5,475,316
Total deposits	6,806,775	6,514,005

Short-term borrowings	2,700	1,500
Federal Home Loan Bank advances	205,000	435,000
Subordinated notes	233,170	233,064
Junior subordinated debentures	48,763	48,731
Derivatives	211,677	215,735
Other liabilities	184,122	204,263
Total liabilities	7,692,207	7,652,298

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 March 2024 and December 2023 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 March 2024 - 16,807,056 shares issued and outstanding December 2023 - 16,749,254 shares issued and outstanding	16,807	16,749
Additional paid-in capital	371,157	370,814
Retained earnings	580,711	554,992
Accumulated other comprehensive loss:
Securities available for sale	(38,756)	(35,980)
Derivatives	(22,577)	(19,979)
Total stockholders' equity	907,342	886,596
Total liabilities and stockholders' equity	$8,599,549	$8,538,894

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended March 31, 2024 and 2023

	2024	2023

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$77,131	$66,634
Nontaxable	24,128	17,312
Securities:
Taxable	4,261	3,366
Nontaxable	7,386	5,337
Interest-bearing deposits at financial institutions	1,200	821
Restricted investment securities	674	513
Federal funds sold	269	234
Total interest and dividend income	115,049	94,217

Interest expense:
Deposits	51,416	29,780
Short-term borrowings	23	99
Federal Home Loan Bank advances	4,738	3,521
Subordinated notes	3,480	3,311
Junior subordinated debentures	693	696
Total interest expense	60,350	37,407
Net interest income	54,699	56,810
Provision for credit losses	2,969	3,928
Net interest income after provision for credit losses	51,730	52,882

Noninterest income:
Trust fees	3,199	2,906
Investment advisory and management fees	1,101	879
Deposit service fees	2,022	2,028
Gains on sales of residential real estate loans, net	382	312
Gains on sales of government guaranteed portions of loans, net	24	30
Capital markets revenue	16,457	17,023
Securities losses, net	—	(463)
Earnings on bank-owned life insurance	868	707
Debit card fees	1,466	1,466
Correspondent banking fees	512	391
Loan related fee income	836	651
Fair value loss on derivatives and trading securities	(163)	(427)
Other	154	339
Total noninterest income	26,858	25,842

Noninterest expense:
Salaries and employee benefits	31,860	32,003
Occupancy and equipment expense	6,514	5,914
Professional and data processing fees	4,613	3,514
Post-acquisition compensation, transition and integration costs	—	207
FDIC insurance, other insurance and regulatory fees	1,945	1,374
Loan/lease expense	378	556
Net income from and gains/losses on operations of other real estate	(30)	(67)
Advertising and marketing	1,483	1,237
Communication and data connectivity	401	665
Supplies	275	305
Bank service charges	568	605
Correspondent banking expense	305	210
Intangibles amortization	690	766
Payment card processing	646	545
Trust expense	425	214
Other	617	737
Total noninterest expense	50,690	48,785
Net income before income taxes	27,898	29,939
Federal and state income tax expense	1,172	2,782
Net income	$26,726	$27,157

Basic earnings per common share	$1.59	$1.62
Diluted earnings per common share	$1.58	$1.60

Weighted average common shares outstanding	16,783,348	16,776,289
Weighted average common and common equivalent shares outstanding	16,910,675	16,942,132

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)

Net income	$26,726	$27,157

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(3,246)	7,392
Less: reclassification adjusted for impairment gains (losses) included in net income before tax	445	(989)
Less: reclassification adjustment for sales losses included in net income before tax	—	(463)
	(3,691)	8,844

Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	(3,604)	3,446
Less: reclassification adjustment for caplet amortization before tax	(121)	(201)
	(3,483)	3,647

Other comprehensive income (loss), before tax	(7,174)	12,491
Tax expense (benefit)	(1,801)	3,166
Other comprehensive income (loss), net of tax	(5,373)	9,325

Comprehensive income	$21,353	$36,482

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three Months Ended March 31, 2024 and 2023

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2023	$16,749	$370,814	$554,992	$(55,959)	$886,596
Net income	—	—	26,726	—	26,726
Other comprehensive loss, net of tax	—	—	—	(5,373)	(5,373)
Common cash dividends declared, $0.06 per share	—	—	(1,008)	—	(1,008)
Stock-based compensation expense	—	124	—	—	124
Issuance of common stock under employee benefit plans	58	219	—	—	277
Balance, March 31, 2024	$16,807	$371,157	$580,710	$(61,332)	$907,342

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2022	$16,796	$370,712	$450,114	$(64,898)	$772,724
Net income	—	—	27,157	—	27,157
Other comprehensive income, net of tax	—	—	—	9,325	9,325
Common cash dividends declared, $0.06 per share	—	—	(1,010)	—	(1,010)
Repurchase and cancellation of 152,500 shares of common stock
as a result of a share repurchase program	(153)	(3,356)	(4,210)	—	(7,719)
Stock-based compensation expense	—	953	—	—	953
Issuance of common stock under employee benefit plans	71	(7)	—	—	64
Balance, March 31, 2023	$16,714	$368,302	$472,051	$(55,573)	$801,494

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2024 and 2023

	2024	2023

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,726	$27,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,240	2,006
Provision for credit losses	2,969	3,928
Stock-based compensation expense	124	953
Deferred compensation expense accrued	1,652	1,272
Gains on other real estate owned, net	(52)	(85)
Amortization of premiums on securities, net	126	389
Caplet amortization	121	201
Fair value loss on derivatives and trading securities	163	427
Ineffectiveness on fair value hedges	1	—
Securities losses, net	—	463
Loans originated for sale	(18,508)	(13,353)
Proceeds on sales of loans	20,980	13,766
Gains on sales of residential real estate loans	(382)	(312)
Gains on sales of government guaranteed portions of loans	(24)	(30)
Gains on sales and disposals of premises and equipment	(2)	—
Amortization of intangibles	690	766
Accretion of acquisition fair value adjustments, net	(363)	(828)
Increase in cash value of bank-owned life insurance	(868)	(707)
Increase in other assets	(9,843)	(13,148)
Decrease in other liabilities	(23,006)	(1,101)
Net cash provided by operating activities	$2,744	$21,764

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	31,300	40,545
Net (increase) decrease in interest-bearing deposits at financial institutions	32,049	(170,272)
Proceeds from sales of other real estate owned	615	218
Activity in securities portfolio:
Purchases	(43,631)	(23,022)
Calls, maturities and redemptions	8,498	45,685
Paydowns	5,001	5,915
Sales	445	28,628
Activity in restricted investment securities:
Purchases	(661)	(3,177)
Redemptions	10,575	13,764
Net increase in loans/leases originated and held for investment	(114,173)	(54,025)
Purchase of premises and equipment	(12,142)	(1,699)
Proceeds from sales of premises and equipment	2	—
Net cash used in investing activities	$(82,122)	$(117,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	292,770	517,446
Net increase (decrease) in short-term borrowings	1,200	(128,530)
Activity in Federal Home Loan Bank advances:
Term advances	—	135,000
Net change in short-term and overnight advances	(230,000)	(415,000)
Prepayments	—	—
Payment of cash dividends on common stock	(1,004)	(1,013)
Proceeds from issuance of common stock, net	277	64
Repurchase and cancellation of shares	—	(7,719)
Net cash provided by financing activities	$63,243	$100,248

Net increase (decrease) in cash and due from banks	(16,135)	4,572

Cash and due from banks, beginning	97,123	59,723
Cash and due from banks, ending	$80,988	$64,295

	2024	2023

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments (receipts) for:
Interest	$59,566	$38,053
Income/franchise taxes	56	(299)

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale and derivative instruments, net	(5,374)	9,325
Transfers of loans to other real estate owned	—	61
Transfer of loans to held for sale (for securitizations)	274,816	139,224
Increase (decrease) in the fair value of back-to-back interest rate swap assets and liabilities	(4,816)	(46,248)
Dividends payable	1,008	1,010
Measurement period adjustment to goodwill	—	867

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The interim unaudited Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2023, included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2024. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited Consolidated Financial Statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended March 31, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

ACL: Allowance for credit losses	FRB: Federal Reserve Bank of Chicago
AFS: Available for sale	GAAP: Generally Accepted Accounting Principles
Allowance: Allowance for credit losses	GFED: Guaranty Federal Bancshares, Inc.
AOCI: Accumulated other comprehensive income (loss)	HTM: Held to maturity
ASC: Accounting Standards Codification	LIBOR: London Inter-Bank Offered Rate
ASU: Accounting Standards Update	LIHTC: Low-income housing tax credit
BOLI: Bank-owned life insurance	m2: m2 Equipment Finance, LLC
Caps: Interest rate cap derivatives	NIM: Net interest margin
CECL: Current Expected Credit Losses	NPA: Nonperforming asset
Community National: Community National Bancorporation	NPL: Nonperforming loan
Company: QCR Holdings, Inc.	OBS: Off-balance sheet
COVID-19: Coronavirus Disease 2019	OREO: Other real estate owned
CRBT: Cedar Rapids Bank & Trust Company	OTTI: Other-than-temporary impairment
CRE: Commercial real estate	PCAOB: Public Company Accounting Oversight Board
CSB: Community State Bank	Provision: Provision for credit losses
C&I: Commercial and industrial	QCBT: Quad City Bank & Trust Company
EBA: Excess balance account	ROAA: Return on average assets
EPS: Earnings per share	ROAE: Return on average equity
Exchange Act: Securities Exchange Act of 1934, as	SEC: Securities and Exchange Commission
amended	SFG: Specialty Finance Group
FASB: Financial Accounting Standards Board	SOFR: Secured Overnight Financing Rate
FDIC: Federal Deposit Insurance Corporation	TA: Tangible assets
Federal Reserve: Board of Governors of the Federal	TCE: Tangible common equity
Reserve System	TDR: Troubled debt restructuring
FHLB: Federal Home Loan Bank	TEY: Tax equivalent yield

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

Credit quality indicators: During the first quarter of 2024, the Company revised the risk rating scale used for credit quality monitoring. Previous risk rating scale and definitions are included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2024. With the exception of leases and equipment financing agreements, all loans are now risk rated utilizing the following internal risk rating scale:

1.	Highest Quality (pass) – loans of the highest quality with no credit risk, including those fully secured by Bank certificates of deposit and U.S. government securities.
2.	Superior Quality (pass) – loans with very strong credit quality. Borrowers have exceptionally strong earnings, liquidity, capital, cash flow coverage, and management ability. Includes loans secured by high quality, marketable securities, certificates of deposit from other institutions, and cash value of life insurance. Also includes loans supported by U.S. government, state, or municipal guarantees.
3.	Good Quality (pass) – loans with good credit quality. Established borrowers with good financial condition, including earnings, liquidity, capital and cash flow coverage. Financial performance is above industry average. Management is capable and is very experienced. Collateral coverage, if applicable, is good. Includes loans secured by personal assets and business assets including equipment, accounts receivable, inventory, and real estate.
4.	Moderate Quality (pass) – loans with moderate credit quality. Established borrowers with good financial condition, including earnings, liquidity, capital and cash flow coverage. Financial performance should be above industry averages. Management is capable and has more than adequate experience. Collateral coverage, if applicable, is more than adequate. Includes loans secured by personal assets and business assets including equipment, accounts receivable, inventory, and real estate.
5.	Satisfactory Quality (pass) – loans with satisfactory credit quality. Established borrowers with satisfactory financial condition, including earnings, liquidity, capital, and cash flow coverage. Performance should at or above industry averages. Management is capable with adequate experience. Collateral coverage, if applicable, is adequate. Includes loans secured by personal assets and business assets including equipment, accounts receivable, inventory, and real estate.
6.	Fair Quality (pass) – loans with acceptable credit quality. The primary repayment source is adequate; however, management’s ability to maintain consistent profitability is unproven or uncertain. Borrowers exhibit acceptable leverage and liquidity. May include new businesses with inexperienced management, performance at industry averages, or borrowers operating in highly cyclical or deteriorating industries.
7.	Low Quality (pass) – loans with low credit quality. The primary repayment source remains adequate; however, management’s ability to maintain consistent profitability remains unproven or uncertain. Borrowers exhibit moderate leverage and limited liquidity. May include new businesses with inexperienced management, performance below industry averages, or borrowers operating in highly cyclical or deteriorating industries.
8.	Early Warning (pass) – loans where the borrowers have generally performed as agreed, however unfavorable financial trends exist or are anticipated. Earnings may be erratic, with marginal cash flow or declining sales. Borrowers reflect leveraged financial condition and/or marginal liquidity. Management may be new, and a track record of performance has yet to be developed. Financial information may be incomplete, and reliance on secondary repayment sources may be increasing.

9.	Special Mention – loans where the borrowers exhibit credit weaknesses or unfavorable financial trends requiring close monitoring. Weaknesses and adverse trends are more pronounced than Early Warning loans, and if left uncorrected, may jeopardize repayment according to the contractual terms. Currently, no loss of principal or interest is expected. Borrowers in this category have deteriorated to the point that it would be difficult to refinance with another lender. Special Mention should be assigned to borrowers in turnaround situations. This rating is intended as a transitional rating; therefore, it is generally not assigned to a borrower for a period of more than one year.
10.	Substandard – loans which are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if applicable. These loans have a well-defined weakness or weaknesses which jeopardize repayment according to the contractual terms. There is distinct loss potential if the weaknesses are not corrected. Includes loans with insufficient cash flow coverage which are collateral dependent, other real estate owned, and repossessed assets.
11.	Doubtful – loans which have all the weaknesses inherent in a Substandard loan, with the added characteristic that existing weaknesses make full principal collection, based on current facts, conditions, and values, highly doubtful. The possibility of loss is extremely high, but because of pending factors, recognition of a loss is deferred until a more exact status can be determined. All doubtful loans will be placed on non-accrual, with all payments, including interest, applied to principal reduction.

The credit quality indicator for leases and equipment financing agreements remains unchanged at performing and nonperforming status.

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

Management has assessed the impacts of ASU 2020-04 and the related opportunities and risks involved in the LIBOR transition. Specifically, management identified all of the financial instruments with LIBOR exposure, which include certain commercial loans, interest rate swaps, interest rate caps, and certain securities and in all cases, determined a plan of transition from LIBOR to a different index.  This transition occurred prior to the expiration of published LIBOR rates on June 30, 2023 and did not have a significant impact on the Company’s financial statements.

In March 2023, the FASB issued ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a Consensus of the Emerging Issues Task Force).” Under the standard, the accounting guidance expands use of the proportional amortization method of accounting to equity investments in tax credit programs beyond those in LIHTC programs.  The ASU also prescribes specific information reporting entities must disclose about tax credit investments each period. The ASU is effective for reporting periods beginning after December 31, 2023, for public business entities, with all other entities having an extra year to adopt.  Entities will have the option of applying the ASU using either a modified retrospective or retrospective adoption approach.  For some changes related to existing LIHTC investments, prospective application is permitted. The standard was adopted on January 1, 2024 and did not have a significant impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.”  Under the standard, the accounting guidance expands the disclosures for reportable segments made by public entities to disclose significant expenses for reportable segments in both interim and annual reporting periods to enable investors to develop more decision-useful financial analyses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  The standard is not expected to have a significant impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.”  Under the standard, the accounting guidance enhances the transparency and decision usefulness of income tax disclosures.  Investors, lenders, creditors and other allocators of capital information will be able to use the expanded disclosures to better assess how an entity’s operations and related tax risks and tax planning and operation opportunities affect its tax rate and prospects for future cash flows.  The ASU is effective for public business entities for annual periods beginning after December 15, 2024.  The standard is not expected to have a significant impact on the Company’s financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” Under the standard, the accounting guidance improves GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance of ‘Topic 718, Compensation -  Stock Compensation” for profits interest and similar awards.  The illustrative examples will benefit investors and other allocators of capital by providing them with more consistent information. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, and interim periods within those annual periods.  The standard is not expected to have an impact on the Company’s financial statements.

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of March 31, 2024 and December 31, 2023 are summarized as follows:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
March 31, 2024:
Securities HTM:
Municipal securities	$717,776	$(202)	$25,468	$(47,907)	$695,135
Other securities	1,050	(1)	—	(14)	1,035
	$718,826	$(203)	$25,468	$(47,921)	$696,170

Securities AFS:
U.S. govt. sponsored agency securities	$17,054	$—	$10	$(2,622)	$14,442
Residential mortgage-backed and related securities	62,350	—	—	(6,279)	56,071
Municipal securities	205,928	—	3	(39,238)	166,693
Asset-backed securities	14,093	—	194	(2)	14,285
Other securities	43,235	—	15	(3,761)	39,489
	$342,660	$—	$222	$(51,902)	$290,980

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2023:
Securities HTM:
Municipal securities	$682,657	$(202)	$33,385	$(36,639)	$679,201
Other securities	1,050	(1)	44	(15)	1,078
	$683,707	$(203)	$33,429	$(36,654)	$680,279

Securities AFS:
U.S. govt. sponsored agency securities	$17,399	$—	$12	$(2,438)	$14,973
Residential mortgage-backed and related securities	65,168	—	—	(5,972)	59,196
Municipal securities	206,566	—	11	(35,590)	170,987
Asset-backed securities	15,261	—	167	(5)	15,423
Other securities	44,239	(989)	—	(4,174)	39,076
	$348,633	$(989)	$190	$(48,179)	$299,655

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023, are summarized in the tables below. Securities AFS, for which an allowance for credit losses has been provided, are not included in these disclosures as there are no unrealized losses remaining after consideration of the ACL.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
March 31, 2024:
Securities HTM:
Municipal securities	$45,235	$(1,286)	$316,062	$(46,621)	$361,297	$(47,907)
Other securities	—	—	536	(14)	536	(14)
	$45,235	$(1,286)	$316,598	$(46,635)	$361,833	$(47,921)

Securities AFS:
U.S. govt. sponsored agency securities	$—	$—	$13,579	$(2,622)	$13,579	$(2,622)
Residential mortgage-backed and related securities	—	—	55,878	(6,279)	55,878	(6,279)
Municipal securities	—	—	165,877	(39,238)	165,877	(39,238)
Asset-backed securities	2,686	(2)	—	—	2,686	(2)
Other securities	2,661	(339)	35,855	(3,422)	38,516	(3,761)
	$5,347	$(341)	$271,189	$(51,561)	$276,536	$(51,902)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2023:
Securities HTM:
Municipal securities	$1,320	$(11)	$289,891	$(36,628)	$291,211	$(36,639)
Other securities	535	(15)	—	—	535	(15)
	$1,855	$(26)	$289,891	$(36,628)	$291,746	$(36,654)

Securities AFS:
U.S. govt. sponsored agency securities	$—	$—	$14,018	$(2,438)	$14,018	$(2,438)
Residential mortgage-backed and related securities	—	—	59,118	(5,972)	59,118	(5,972)
Municipal securities	283	(2)	169,876	(35,588)	170,159	(35,590)
Asset-backed securities	—	—	3,804	(5)	3,804	(5)
Other securities	3,805	(393)	35,271	(3,781)	39,076	(4,174)
	$4,088	$(395)	$282,087	$(47,784)	$286,175	$(48,179)

At March 31, 2024, the investment portfolio included 651 securities. Of this number, 527 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 9.4% of the total amortized cost of the portfolio. Of these 527 securities, there were 484 securities that had an unrealized loss for twelve months or more due to the current rate environment.

For the quarter ended March 31, 2023, the Company’s impairment evaluation determined that one publicly traded debt security experienced a decline in fair value due to credit quality, rather than market factors. As a result, the Company recognized a credit loss expense of $989 thousand in the first quarter and established an ACL on the related AFS security. For the quarter ended March 31, 2024, the remaining ACL on the related AFS security was removed as the security had been sold.

The following table presents the activity in the allowance for credit losses for held to maturity and available for sale securities by major security type for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31, 2024				March 31, 2023
	Securities HTM			Securities AFS	Securities HTM	Securities AFS
	Municipal	Other		Corporate	Municipal	Corporate
	securities	securities	Total	securities	securities	securities

	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$202	$1	$203	$989	$180	$—
Reduction due to sales	—	—	—	(544)	—	—
Provision for credit loss expense	—	—	—	(445)	—	989
Balance, ending	$202	$1	$203	$—	$180	$989

Trading securities had a fair value of $22.3 million as of March 31, 2024 and $22.4 million as of December 31, 2023 and consist of retained beneficial interests acquired in conjunction with Freddie Mac securitizations completed by the Company in 2023. The change in market value on trading securities for the three months ended March 31, 2024 was a net gain of $19 thousand. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

There were no transfers of securities between classifications for the three months ended March  31, 2024 or 2023.

All sales of securities for the three months ended March 31, 2024 and 2023 were securities identified as AFS.

	Three Months Ended
	March 31, 2024	March 31, 2023

Proceeds from sales of securities	$445	$28,628
Gross gains from sales of securities	—	44
Gross losses from sales of securities	—	(507)

The amortized cost and fair value of securities as of March 31, 2024 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$1,702	$1,691
Due after one year through five years	23,792	24,783
Due after five years	693,332	669,696
	$718,826	$696,170
Securities AFS:
Due in one year or less	$919	$914
Due after one year through five years	17,054	16,069
Due after five years	248,244	203,641
	266,217	220,624
Residential mortgage-backed and related securities	62,350	56,071
Asset-backed securities	14,093	14,285
	$342,660	$290,980

Portions of the U.S. government sponsored agency securities and municipal securities as of March 31, 2024, contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$284,307	$276,852

Securities AFS:
Municipal securities	204,865	165,649
Other securities	42,278	38,517
	$247,143	$204,166

As of March 31, 2024, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 79 issuers with fair values totaling $96.8 million and revenue bonds, issued by 165 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $765.0 million. The Company also held investments in general obligation bonds in 18 states, including eight states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 31 states, including 14 states in which the aggregate fair value exceeded $5.0 million.

As of December 31, 2023, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 82 issuers with fair values totaling $99.4 million and revenue bonds, issued by 169 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $750.8 million. The Company also held investments in general obligation bonds in 18 states, including eight states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 31 states, including 15 states in which the aggregate fair value exceeded $5.0 million.

Both general obligation and revenue bonds are diversified across many issuers. As of March 31, 2024 and as of December 31, 2023, the Company held revenue bonds of two issuers, both located in Ohio, of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. The issuers’ financial conditions are strong and the sources of repayment are diversified. The Company monitors the investments and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to the Company’s loan underwriting standards and have an average loan risk rating of 2, indicating superior quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of March 31, 2024, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of March 31, 2024, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of March 31, 2024 and December 31, 2023 is presented as follows:

	March 31, 2024	December 31, 2023

	(dollars in thousands)
C&I:
C&I - revolving	$326,129	$325,243
C&I - other */**	1,470,609	1,481,778
	1,796,738	1,807,021

CRE - owner occupied	621,069	607,365
CRE - non-owner occupied	1,055,089	1,008,892
Construction and land development**	1,149,527	1,420,525
Multi-family**	1,303,566	996,143
Direct financing leases***	28,089	31,164
1-4 family real estate****	563,358	544,971
Consumer	130,900	127,335
	6,648,336	6,543,416
Allowance for credit losses	(84,470)	(87,200)
	$6,563,866	$6,456,216
*** Direct financing leases:
Net minimum lease payments to be received	$31,414	$34,966
Estimated unguaranteed residual values of leased assets	165	165
Unearned lease/residual income	(3,490)	(3,967)
	28,089	31,164
Plus deferred lease origination costs, net of fees	53	75
	28,142	31,239
Less allowance for credit losses	(884)	(992)
	$27,258	$30,247

*      Includes equipment financing agreements outstanding at m2, totaling $326.7 million and $319.5 million as of March 31, 2024 and December 31, 2023, respectively.

**     As of March 31, 2024, there were construction and land development and multi-family loans held for sale in preparation for securitization totaling $274.8 million.  The balances in these loan classes as of March 31, 2024 were $51.9 million and $222.9 million, respectively.  There were no loans held for sale in preparation for securitization at December 31, 2023.

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

**** Includes residential real estate held for sale totaling $528 thousand and $2.6 million as of March 31, 2024 and December 31, 2023, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $34.0 million and $31.8 million at March 31, 2024 and December 31, 2023, respectively, and was included in other assets on the consolidated balance sheets.

Changes in accretable discounts on acquired loans for the three months ended March 31, 2024 and 2023, respectively, are presented as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	Performing	Performing
	Loans	Loans

	(dollars in thousands)

Balance at the beginning of the period	$(3,891)	$(6,088)
Accretion recognized	352	849
Balance at the end of the period	$(3,539)	$(5,239)

The aging of the loan/lease portfolio by classes of loans/leases as of March 31, 2024 and December 31, 2023 is presented as follows:

	As of March 31, 2024
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$324,707	$836	$586	$—	$—	$326,129
C&I - other	1,445,236	10,014	4,100	1	11,258	1,470,609
CRE - owner occupied	618,123	184	116	—	2,646	621,069
CRE - non-owner occupied	1,053,325	—	—	—	1,764	1,055,089
Construction and land development	1,144,482	—	2,686	—	2,359	1,149,527
Multi-family	1,295,394	—	—	—	8,172	1,303,566
Direct financing leases	27,111	375	177	—	426	28,089
1-4 family real estate	557,301	3,515	—	141	2,401	563,358
Consumer	130,276	171	40	—	413	130,900
	$6,595,955	$15,095	$7,705	$142	$29,439	$6,648,336

As a percentage of total loan/lease portfolio	99.21%	0.23%	0.12%	0.00%	0.44%	100.00%

	As of December 31, 2023
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I
C&I - revolving	$325,243	$—	$—	$—	$—	$325,243
C&I - other	1,459,818	4,848	5,603	1	11,508	1,481,778
CRE - owner occupied	604,602	—	83	—	2,680	607,365
CRE - non-owner occupied	1,003,267	631	—	—	4,994	1,008,892
Construction and land development	1,418,016	—	—	—	2,509	1,420,525
Multi-family	987,971	—	—	—	8,172	996,143
Direct financing leases	30,501	186	188	—	289	31,164
1-4 family real estate	538,229	3,883	534	85	2,240	544,971
Consumer	126,868	103	3	—	361	127,335
	$6,494,515	$9,651	$6,411	$86	$32,753	$6,543,416

As a percentage of total loan/lease portfolio	99.25%	0.15%	0.10%	0.00%	0.50%	100.00%

NPLs by classes of loans/leases as of March 31, 2024 and December 31, 2023 are presented as follows:

	As of March 31, 2024
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	1	8,616	2,642	11,259	38
CRE - owner occupied	—	1,353	1,293	2,646	9
CRE - non-owner occupied	—	1,764	—	1,764	6
Construction and land development	—	2,359	—	2,359	8
Multi-family	—	—	8,172	8,172	28
Direct financing leases	—	287	139	426	1
1-4 family real estate	141	1,660	741	2,542	9
Consumer	—	413	—	413	1
	$142	$16,452	$12,987	$29,581	100%

	As of December 31, 2023
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)

C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	1	8,865	2,643	11,509	35
CRE - owner occupied	—	530	2,150	2,680	8
CRE - non-owner occupied	—	1,213	3,781	4,994	15
Construction and land development	—	2,509	—	2,509	8
Multi-family	—	—	8,172	8,172	25
Direct financing leases	—	206	83	289	1
1-4 family real estate	85	1,866	374	2,325	7
Consumer	—	361	—	361	1
	$86	$15,550	$17,203	$32,839	100%

The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2024 and 2023.

Changes in the ACL loans/leases by portfolio segment for the three months ended March 31, 2024 and 2023, respectively, are presented as follows:

	Three Months Ended March 31, 2024
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$4,224	$27,460	$8,223	$11,581	$16,856	$12,463	$4,917	$1,476	$87,200
Change in ACL for writedown of LHFS to fair value	—	—	—	—	(513)	(2,864)	—	—	(3,377)
Provision	216	2,227	193	1,026	(3,606)	3,329	375	(24)	3,736
Charge-offs	—	(3,538)	—	—	—	—	(3)	(19)	(3,560)
Recoveries	—	466	—	—	—	—	—	5	471
Balance, ending	$4,440	$26,615	$8,416	$12,607	$12,737	$12,928	$5,289	$1,438	$84,470

*   Included within the C&I – Other column are ACL on leases with a beginning balance of $992 thousand, negative provision of $68 thousand, charge-offs of $89 thousand and recoveries of $49 thousand. ACL on leases was $884 thousand as of March 31, 2024.

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

*    Included within the C&I – Other column are ACL on leases with adoption impact of $970 thousand, provision of $69 thousand, charge-offs of $4 thousand and recoveries of $18 thousand. ACL on leases was $1.1 million as of March 31, 2023.

The composition of the ACL loans/leases by portfolio segment based on evaluation method are as follows:

	As of March 31, 2024
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$3,920	$322,209	$326,129	$965	$3,475	$4,440
C&I - other*	24,191	1,474,507	1,498,698	3,759	22,856	26,615
	28,111	1,796,716	1,824,827	4,724	26,331	31,055
CRE - owner occupied	22,252	598,817	621,069	2,623	5,793	8,416
CRE - non-owner occupied	19,391	1,035,698	1,055,089	1,068	11,539	12,607
Construction and land development	2,573	1,146,954	1,149,527	791	11,946	12,737
Multi-family	8,203	1,295,363	1,303,566	3	12,925	12,928
1-4 family real estate	3,317	560,041	563,358	278	5,011	5,289
Consumer	553	130,347	130,900	67	1,371	1,438
	$84,400	$6,563,936	$6,648,336	$9,554	$74,916	$84,470

*   Included within the C&I – Other category are leases individually evaluated of $426 thousand with a related allowance for credit losses of $81 thousand and leases collectively evaluated of $27.7 million with a related allowance for credit losses of $803 thousand.

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

*   Included within the C&I – Other category are leases individually evaluated of $289 thousand with a related allowance for credit losses of $68 thousand and leases collectively evaluated of $30.9 million with a related allowance for credit losses of $924 thousand.

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$3,920	$—	$—	$—	$—	$—	$—	$3,920
C&I - other*	5,680	—	—	—	5,184	12,573	754	24,191
	9,600	—	—	—	5,184	12,573	754	28,111
CRE - owner occupied	—	22,189	—	63	—	—	—	22,252
CRE - non-owner occupied	—	—	19,391	—	—	—	—	19,391
Construction and land development	—	—	2,573	—	—	—	—	2,573
Multi-family	—	—	8,203	—	—	—	—	8,203
1-4 family real estate	—	—	187	3,130	—	—	—	3,317
Consumer	—	—	119	393	—	—	41	553
	$9,600	$22,189	$30,473	$3,586	$5,184	$12,573	$795	$84,400

*   Included within the C&I – Other category are leases individually evaluated of $426 thousand with primary collateral of equipment.

	As of December 31, 2023
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$4,680	$—	$—	$—	$—	$—	$—	$4,680
C&I - other*	871	—	—	—	5,191	13,249	822	20,133
	5,551	—	—	—	5,191	13,249	822	24,813
CRE - owner occupied	—	22,644	—	65	—	—	—	22,709
CRE - non-owner occupied	—	—	21,886	—	—	—	—	21,886
Construction and land development	—	150	2,576	—	—	—	—	2,726
Multi-family	—	—	8,206	—	—	—	—	8,206
1-4 family real estate	—	—	189	2,939	—	—	—	3,128
Consumer	—	—	119	365	—	—	24	508
	$5,551	$22,794	$32,976	$3,369	$5,191	$13,249	$846	$83,976

*   Included within the C&I – Other category are leases individually evaluated of $289 thousand with primary collateral of equipment.

For all loans except direct financing leases and equipment financing agreements, the Company’s credit quality indicator consists of internally assigned risk ratings.  Each such loan is assigned a risk rating upon origination. The risk rating is reviewed every 15 months, at a minimum, and on an as-needed basis depending on the specific circumstances of the loan.

For certain C&I loans (including equipment financing agreements and direct financing leases), the Company’s credit quality indicator is performance determined by delinquency status.  Delinquency status is updated daily by the Company’s loan system. For years prior to 2024, certain C&I loans (including equipment financing agreements and direct financing leases), certain construction and land development, certain 1-4 family real estate loans, and certain consumer loans, the Company’s credit quality indicator is performance determined by delinquency status.  Delinquency status is updated daily by the Company’s loan system.

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of March 31, 2024:

	As of March 31, 2024
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass	$—	$—	$—	$—	$—	$—	$298,696	$298,696
Special Mention	—	—	—	—	—	—	23,763	23,763
Substandard	—	—	—	—	—	—	3,670	3,670
Doubtful	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$326,129	$326,129

C&I - other
Pass	$108,985	$367,853	$273,527	$107,537	$63,794	$179,537	$—	$1,101,233
Special Mention	637	11,220	8,324	5,434	3,017	1,252	—	29,884
Substandard	—	13	5,124	594	382	6,652	—	12,765
Doubtful	—	—	—	—	—	—	—	—
Total C&I - other	$109,622	$379,086	$286,975	$113,565	$67,193	$187,441	$—	$1,143,882

CRE - owner occupied
Pass	$17,144	$99,682	$123,235	$132,150	$107,501	$84,907	$12,288	$576,907
Special Mention	834	4,223	760	10,085	5,482	2,267	—	23,651
Substandard	220	1,399	549	27	15,911	2,405	—	20,511
Doubtful	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$18,198	$105,304	$124,544	$142,262	$128,894	$89,579	$12,288	$621,069

CRE - non-owner occupied
Pass	$40,649	$213,724	$300,824	$187,315	$116,641	$145,024	$7,645	$1,011,822
Special Mention	4,403	161	57	186	11,998	6,922	150	23,877
Substandard	—	1,647	1,200	—	1,971	14,572	—	19,390
Doubtful	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$45,052	$215,532	$302,081	$187,501	$130,610	$166,518	$7,795	$1,055,089

Construction and land development
Pass	$92,918	$470,029	$316,429	$154,364	$71,968	$2,871	$29,656	$1,138,235
Special Mention	4,918	3,801	—	—	—	—	—	8,719
Substandard	—	—	1,367	1,206	—	—	—	2,573
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$97,836	$473,830	$317,796	$155,570	$71,968	$2,871	$29,656	$1,149,527

Multi-family
Pass	$40,832	$172,829	$300,506	$270,933	$310,484	$197,811	$287	$1,293,682
Special Mention	—	1,681	—	—	—	—	—	1,681
Substandard	—	—	—	8,203	—	—	—	8,203
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family	$40,832	$174,510	$300,506	$279,136	$310,484	$197,811	$287	$1,303,566

1-4 family real estate
Pass	$30,615	$132,360	$101,606	$125,134	$87,667	$77,859	$4,846	$560,087
Special Mention	—	27	—	58	—	10	—	95
Substandard	—	306	638	652	631	919	30	3,176
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$30,615	$132,693	$102,244	$125,844	$88,298	$78,788	$4,876	$563,358

Consumer
Pass	$4,726	$18,337	$8,571	$2,171	$2,897	$1,956	$91,630	$130,288
Special Mention	—	—	—	—	—	—	59	59
Substandard	—	179	128	44	11	123	68	553
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$4,726	$18,516	$8,699	$2,215	$2,908	$2,079	$91,757	$130,900

Total	$346,881	$1,499,471	$1,442,845	$1,006,093	$800,355	$725,087	$472,788	$6,293,520

	As of March 31, 2024
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$49,148	$129,715	$91,484	$33,559	$10,159	$1,714	$—	$315,779
Nonperforming	—	2,589	4,979	3,007	336	37	—	10,948
Total C&I - other	$49,148	$132,304	$96,463	$36,566	$10,495	$1,751	$—	$326,727

Direct financing leases
Performing	$172	$11,787	$9,851	$2,449	$2,037	$1,367	$—	$27,663
Nonperforming	—	—	205	47	174	—	—	426
Total Direct financing leases	$172	$11,787	$10,056	$2,496	$2,211	$1,367	$—	$28,089

Total	$49,320	$144,091	$106,519	$39,062	$12,706	$3,118	$—	$354,816

* Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

The following table shows the gross charge-offs of loans and leases by class of receivable and year of origination for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Gross Charge-off by Origination Year
Classes of Loans/Leases	2024	2023	2022	2021	2020	Prior	Total

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	$—	$—	$—
C&I - other	7	678	2,033	522	33	176	3,449
CRE - owner occupied	—	—	—	—	—	—	—
CRE - non-owner occupied	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Direct financing leases	—	—	10	24	42	13	89
1-4 family real estate	—	—	—	—	—	3	3
Consumer	—	—	19	—	—	—	19
	$7	$678	$2,062	$546	$75	$192	$3,560

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of December 31, 2023:

	As of December 31, 2023
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass	$—	$—	$—	$—	$—	$—	$294,449	$294,449
Special Mention	—	—	—	—	—	—	26,289	26,289
Substandard	—	—	—	—	—	—	4,505	4,505
Doubtful	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$325,243	$325,243

C&I - other
Pass	$430,764	$301,225	$128,057	$68,882	$62,149	$132,171	$—	$1,123,248
Special Mention	11,617	8,777	5,572	3,088	1,024	386	—	30,464
Substandard	14	81	625	443	2,108	5,320	—	8,591
Doubtful	—	—	—	—	—	—	—	—
Total C&I - other	$442,395	$310,083	$134,254	$72,413	$65,281	$137,877	$—	$1,162,303

CRE - owner occupied
Pass	$90,708	$124,388	$139,598	$109,483	$28,702	$58,214	$12,959	$564,052
Special Mention	5,091	711	8,689	5,567	466	1,828	—	22,352
Substandard	1,955	564	24	15,978	1,312	1,128	—	20,961
Doubtful	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$97,754	$125,663	$148,311	$131,028	$30,480	$61,170	$12,959	$607,365

CRE - non-owner occupied
Pass	$200,214	$276,055	$195,013	$119,428	$72,136	$78,346	$7,406	$948,598
Special Mention	16,842	58	223	12,057	2,359	6,719	150	38,408
Substandard	3,805	1,200	—	1,989	14,892	—	—	21,886
Doubtful	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$220,861	$277,313	$195,236	$133,474	$89,387	$85,065	$7,556	$1,008,892

Construction and land development
Pass	$467,045	$485,376	$271,881	$151,091	$1,911	$4,137	$30,304	$1,411,745
Special Mention	6,054	—	—	—	—	—	—	6,054
Substandard	—	1,517	1,209	—	—	—	—	2,726
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$473,099	$486,893	$273,090	$151,091	$1,911	$4,137	$30,304	$1,420,525

Multi-family
Pass	$180,971	$195,939	$170,893	$239,410	$102,070	$96,897	$162	$986,342
Special Mention	1,595	—	—	—	—	—	—	1,595
Substandard	—	—	8,206	—	—	—	—	8,206
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family	$182,566	$195,939	$179,099	$239,410	$102,070	$96,897	$162	$996,143

1-4 family real estate
Pass	$133,923	$103,460	$130,724	$89,642	$25,914	$54,850	$3,329	$541,842
Special Mention	28	—	59	—	—	—	—	87
Substandard	144	215	815	637	519	712	—	3,042
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$134,095	$103,675	$131,598	$90,279	$26,433	$55,562	$3,329	$544,971

Consumer
Pass	$17,722	$9,405	$2,573	$3,024	$622	$1,842	$91,580	$126,768
Special Mention	—	—	—	—	—	—	59	59
Substandard	175	119	12	12	—	133	57	508
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$17,897	$9,524	$2,585	$3,036	$622	$1,975	$91,696	$127,335

Total	$1,568,667	$1,509,090	$1,064,173	$820,731	$316,184	$442,683	$471,249	$6,192,777

	As of December 31, 2023
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2023	2022	2021	2020	2019	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$149,216	$103,804	$40,003	$12,590	$2,539	$132	$—	$308,284
Nonperforming	1,533	6,138	3,049	373	92	6	—	11,191
Total C&I - other	$150,749	$109,942	$43,052	$12,963	$2,631	$138	$—	$319,475

Direct financing leases
Performing	$12,217	$11,170	$3,005	$2,631	$1,561	$291	$—	$30,875
Nonperforming	—	50	43	176	20	—	—	289
Total Direct financing leases	$12,217	$11,220	$3,048	$2,807	$1,581	$291	$—	$31,164

Total	$162,966	$121,162	$46,100	$15,770	$4,212	$429	$—	$350,639

* Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

There were no loan and lease modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2024. Any loan and lease modifications to borrowers experiencing financial difficulty during 2023 were immaterial.

Changes in the ACL for OBS exposures for the three months ended March 31, 2024 and 2023 are presented as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023

Balance, beginning	$9,529	$5,552
Provisions (credited) to expense	(322)	481
Balance, ending	$9,207	$6,033

NOTE 4. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Freddie Mac M and Q Series Securitizations

In 2023, the Company completed two Freddie Mac sponsored securitizations.  The Company retained beneficial interests which are classified as trading securities on the consolidated balance sheets. Details related to the securitizations and related VIEs can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

At March 31, 2024, the Company determined it was not the primary beneficiary of these VIEs primarily because the Company did not have the power to direct the activities that most significantly impact the VIEs. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The Company’s total assets related to the VIEs as of March 31, 2024 and December 31, 2023 were $22.3 million and $22.4 million, respectively and there were no liabilities recorded. The Company’s maximum exposure to loss associated with these VIEs consists of the capital invested plus any unfunded equity commitments that are binding. As of March 31, 2024, the maximum exposure to loss was $31.8 million.

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES

Derivatives are summarized as follows as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	(dollars in thousands)
Assets:
Hedged Derivatives
Cash Flow Hedges
Interest rate caps	$2,561	$2,847
Interest rate swaps	2,437	1,689
Fair Value Hedges
Interest rate swaps	1,083	—
Unhedged Derivatives
Interest rate caps	769	951
Interest rate swaps	177,038	181,854
	$183,888	$187,341

Liabilities:
Hedged Derivatives
Cash Flow Hedges
Interest rate swaps	(34,183)	(30,407)
Interest rate collars	(456)	(166)
Fair Value Hedges
Interest rate swaps	—	(3,308)
Unhedged Derivatives
Interest rate swaps	(177,038)	(181,854)
	$(211,677)	$(215,735)

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

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	March 31, 2024	December 31, 2023
(dollars in thousands)

Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.75%	-	(79)
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	50,000	1.57%	-	-
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.80%	-	-
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.75%	633	672
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	50,000	1.57%	1,285	1,503
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.80%	643	751
				$200,000		$2,561	$2,847

The Company has entered into interest rate swaps to hedge against the risk of rising rates on one of its variable rate subordinated notes and its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	March 31, 2024	December 31, 2023

		(dollars in thousands)

QCR Holdings Subordinated Note	3/1/2024	2/15/2028	Derivatives - Assets	$65,000	5.34%	4.02%	$21	$-
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Assets	10,000	8.44%	5.85%	512	341
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Assets	8,000	8.44%	5.85%	409	272
QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Assets	10,000	7.14%	4.54%	500	335
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Assets	3,000	7.76%	5.17%	153	101
Community National Statutory Trust III	9/15/2018	9/15/2028	Derivatives - Assets	3,500	7.34%	4.75%	178	118
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Assets	4,500	7.34%	4.75%	229	152
Guaranty Statutory Trust II*	5/23/2019	2/23/2026	Derivatives - Assets	10,310	7.03%	4.09%	435	370
				$114,310			$2,437	$1,689

* Acquired on 4/1/2022 with GFED acquisition.

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.    The interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	March 31, 2024	December 31, 2023
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	5.44%	$(5,605)	$(5,004)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	5.44%	(8,007)	(7,149)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	5.44%	(6,416)	(5,730)
Loans	10/1/2022	7/1/2031	Derivatives - Liabilities	25,000	1.30%	5.33%	(4,035)	(3,696)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	5.44%	(1,012)	(868)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	5.44%	(3,373)	(2,892)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	5.44%	(2,361)	(2,024)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	5.44%	(3,374)	(3,044)
				$300,000			$(34,183)	$(30,407)

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate loans.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collar is designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collars are as follows:

							Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	March 31, 2024	December 31, 2023
Loans	10/1/2022	10/1/2026	Derivatives - Liabilities	$50,000	4.40%	2.44%	$(456)	$(166)

The Company has entered into interest rate swaps to hedge against the risk of rising rates on loans.  The interest rate swaps are designated as fair value hedges in accordance with ASC 815. The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	March 31, 2024	December 31, 2023
(dollars in thousands)

Loans	7/12/2023	2/1/2026	Derivatives - Assets	$25,000	5.33%	4.38%	$61	$(195)
Loans	7/12/2023	8/1/2026	Derivatives - Assets	30,000	5.33%	4.21%	87	(293)
Loans	7/12/2023	2/1/2027	Derivatives - Assets	32,500	5.33%	4.08%	107	(364)
Loans	7/12/2023	8/1/2027	Derivatives - Assets	32,500	5.33%	3.98%	129	(397)
Loans	7/12/2023	2/1/2028	Derivatives - Assets	30,000	5.33%	3.90%	138	(388)
Loans	7/12/2023	2/1/2026	Derivatives - Assets	15,000	5.33%	4.38%	36	(117)
Loans	7/12/2023	8/1/2026	Derivatives - Assets	15,000	5.33%	4.21%	43	(146)
Loans	7/12/2023	2/1/2027	Derivatives - Assets	15,000	5.33%	4.08%	50	(168)
Loans	7/12/2023	8/1/2027	Derivatives - Assets	15,000	5.33%	3.98%	60	(183)
Loans	7/12/2023	2/1/2028	Derivatives - Assets	15,000	5.33%	3.90%	69	(194)
Loans	7/12/2023	8/1/2025	Derivatives - Assets	15,000	5.33%	4.60%	29	(69)
Loans	7/12/2023	2/1/2026	Derivatives - Assets	20,000	5.33%	4.38%	49	(140)
Loans	7/12/2023	8/1/2026	Derivatives - Assets	20,000	5.33%	4.21%	58	(176)
Loans	7/12/2023	2/1/2027	Derivatives - Assets	20,000	5.33%	4.08%	67	(202)
Loans	7/12/2023	8/1/2027	Derivatives - Assets	25,000	5.33%	3.98%	100	(276)
				$325,000			$1,083	$(3,308)

Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent that they are included in the assessment of effectiveness, are recorded as a component of AOCI.  Changes in fair values of derivative financial instruments accounted for as fair value hedges, to the extent that they are included in the assessment of effectiveness, are recorded as a component of other assets or other liabilities.

For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings. The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	March 31, 2024	December 31, 2023
(dollars in thousands)

2/1/2020	2/1/2024	Derivatives - Assets	25,000	1.90%	-	79
3/1/2020	3/3/2025	Derivatives - Assets	25,000	1.90%	769	872
			$50,000		$769	$951

The Company has also entered into interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an equal and offsetting interest rate swap with an upstream counterparty. Additionally, the Company receives an upfront, non-refundable fee from the upstream counterparty, dependent upon the pricing that is recognized upon receipt from the counterparty.  Because the Company acts as an intermediary for the customer, changes in the fair value of the underlying derivative contracts, for the most part, offset each other and do not significantly impact the Company’s results of operations.

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	March 31, 2024		December 31, 2023
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$3,508,720	$177,038	$3,308,024	$181,854
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$3,508,720	$177,038	$3,308,024	$181,854

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)
Income and expense line items presented in the consolidated statements of income	$115,049	$60,350	$94,217	$37,407

The effects of cash flow hedging:
Gain on interest rate caps on deposits	-	(1,116)	-	(1,581)
Gain on interest rate swaps on junior subordinated debentures	-	(336)	-	(227)
Loss on interest rate swaps and collars on loans	(2,974)	-	(2,055)	-

The effects of fair value hedging:
Gain on interest rate swaps on loans	977	-	-	-

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	March 31, 2024	December 31, 2023

	(dollars in thousands)

Cash	$14,470	$51,680
U.S govt. sponsored agency securities	6,285	6,413
Municipal securities	67,040	68,651
Residential mortgage-backed and related securities	21,730	23,358
	$109,525	$150,102

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

NOTE 6 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024		2023
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$5,859	21.0%	$6,287	21.0%
Tax exempt income, net	(3,775)	(13.5)	(3,216)	(10.7)
Bank-owned life insurance	(182)	(0.7)	(148)	(0.5)
State income taxes, net of federal benefit, current year	1,014	3.6	1,189	4.0
Tax credits	(86)	(0.3)	(177)	(0.6)
Income from tax credit equity investments	(596)	(2.1)	(413)	(1.4)
Excess tax benefit on stock options exercised and restricted stock awards vested	(470)	(1.7)	(398)	(1.3)
Other	(592)	(2.1)	(342)	(1.2)
Federal and state income tax expense	$1,172	4.2%	$2,782	9.3%

Effective January 1, 2024, the Company made an election to account for its LIHTC investments using the proportional amortization method under newly adopted accounting guidance.  Under the proportional amortization method, the Company applies a practical expedient for its LIHTC investments and amortizes the initial cost of the qualifying investments in proportion to the income tax credits received in the current period as compared to the total income tax credits expected to be received over the life of the investment.  For LIHTC investments, the Company amortized the initial cost of qualifying investments in proportion to the income tax credits and other income tax benefits received in the current period.

The following table summarizes the impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	For the Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023

	(dollars in thousands)

Tax credits recognized	$2,204	$5,185	$1,120
Other tax benefits recognized	729	2,037	508
Amortization	(2,061)	(5,090)	(964)
Net benefit included in income tax	872	2,132	664

Other income	—	—	—
Allocated income on investments	—	—	—
Net benefit included in noninterest income	—	—	—

Net benefit included in the Consolidated Statements of Operations	$872	$2,132	$664

The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the quarters ending March 31, 2024, December 31, 2023 and March 31, 2023.

NOTE 7 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended
	March 31,
	2024	2023

	(dollars in thousands, except share data)

Net income	$26,726	$27,157

Basic EPS	$1.59	$1.62
Diluted EPS	$1.58	$1.60

Weighted average common shares outstanding	16,783,348	16,776,289
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	127,327	165,843
Weighted average common and common equivalent shares outstanding	16,910,675	16,942,132

NOTE 8 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at March 31, 2024 and December 31, 2023:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
March 31, 2024:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$14,442	$—	$14,442	$—
Residential mortgage-backed and related securities	56,071	—	56,071	—
Municipal securities	166,693	—	166,693	—
Asset-backed securities	14,285	—	14,285	—
Other securities	39,489	—	39,489	—
Securities trading	22,258	—	—	22,258
Derivatives	183,888	—	183,888	—
Total assets measured at fair value	$497,126	$—	$474,868	$22,258

Derivatives	$211,677	$—	$211,677	$—
Total liabilities measured at fair value	$211,677	$—	$211,677	$—

December 31, 2023:
Securities AFS:
U.S. govt. sponsored agency securities	$14,973	$—	$14,973	$—
Residential mortgage-backed and related securities	59,196	—	59,196	—
Municipal securities	170,987	—	170,987	—
Asset-backed securities	15,423	—	15,423	—
Other securities	39,076	—	39,076	—
Securities trading	22,369	—	—	22,369
Derivatives	187,341	—	187,341	—
Total assets measured at fair value	$509,365	$—	$486,996	$22,369

Derivatives	$215,735	$—	$215,735	$—
Total liabilities measured at fair value	$215,735	$—	$215,735	$—

The securities AFS portfolio consists of securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Trading securities consist of retained beneficial interests from securitizations and are classified as a Level 3 in the fair value hierarchy.  Fair values are estimated using the discounted cash flow method, including discount rates which are deemed to be significant unobservable inputs. As of March 31, 2024, the discount rates ranged from 5.84% to 7.55%.

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

Assets measured at fair value on a non-recurring basis comprised the following at March 31, 2024 and December 31, 2023:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

March 31, 2024:
Loans/leases evaluated individually	$33,949	$—	$—	$33,949
Loans receivable held for sale in preparation for securitization	274,816	—	—	274,816
OREO	847	—	—	847
Other repossessed assets	1,082	—	—	1,082
	$310,694	$—	$—	$310,694

December 31, 2023:
Loans/leases evaluated individually	$33,656	$—	$—	$33,656
OREO	1,455	—	—	1,455
	$35,111	$—	$—	$35,111

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

OREO in the table above consists of property acquired through foreclosures and settlement of loans.  Property acquired is carried at the estimated fair value of the property, less disposal costs, and is classified as a Level 3 in the fair value hierarchy.  The estimated fair value of the property acquired is generally determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the property.

Other repossessed assets in the table above consists of equipment acquired through repossession and settlement of loans.  Property acquired is carried at the estimated fair value of the property, less disposal costs, and is classified as a Level 3 in the fair value hierarchy.  The estimated fair value of the property acquired is generally determined based on current average auction prices database used by a national auction company hired by the Company.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	March 31,	December 31,
	2024	2023	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$33,949	$33,656	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
Loans receivable held for sale in preparation for securitization	274,816	—	Market prices for similar loans	Market price adjustments		n/a
OREO	847	1,455	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%
Other repossessed assets	1,082	—	Average auction prices	Market price adjustments		n/a

For the loans/leases evaluated individually and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

For loans receivable held for sale in preparation for securitization, the Company records carrying value at fair value factoring in a discount for credit risk.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three months ended March 31, 2024 and 2023.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of March 31, 2024		As of December 31, 2023
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$80,988	$80,988	$97,123	$97,123
Federal funds sold	Level 2	4,150	4,150	35,450	35,450
Interest-bearing deposits at financial institutions	Level 2	72,870	72,870	104,919	104,919
Investment securities:
HTM	Level 2	718,623	696,170	683,504	680,279
AFS	Level 2	290,980	290,980	299,655	299,655
Trading	Level 3	22,258	22,258	22,369	22,369
Loans/leases receivable, net	Level 3	31,434	33,949	31,163	33,656
Loans/leases receivable, net	Level 2	6,532,432	6,255,402	6,425,053	6,125,433
Derivatives	Level 2	183,888	183,888	187,341	187,341

Deposits:
Nonmaturity deposits	Level 2	5,669,912	5,669,912	5,504,323	5,504,323
Time deposits	Level 2	1,136,863	1,129,488	1,009,682	996,746
Short-term borrowings	Level 2	2,700	2,700	1,500	1,500
FHLB advances	Level 2	205,000	205,962	435,000	437,178
Subordinated notes	Level 2	233,170	239,256	233,064	240,235
Junior subordinated debentures	Level 2	48,763	40,567	48,731	40,397
Derivatives	Level 2	211,677	211,677	215,735	215,735

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

Selected financial information on the Company's business segments is presented as follows as of and for the three months ended March 31, 2024 and 2023:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended March 31, 2024
Total revenue	$40,382	$47,975	$20,509	$33,625	$33,669	$(34,253)	$141,907
Net interest income	16,963	16,908	11,075	13,514	(4,109)	348	54,699
Provision for credit losses	3,225	(234)	186	(208)	—	—	2,969
Net income (loss) from continuing operations	4,903	18,043	4,449	5,006	27,323	(32,998)	26,726
Goodwill	3,223	14,980	9,888	110,936	—	—	139,027
Intangibles	—	819	1,289	11,023	—	—	13,131
Total assets	2,618,727	2,423,936	1,445,230	2,327,985	1,235,181	(1,451,510)	8,599,549

Three Months Ended March 31, 2023
Total revenue	$33,124	$43,123	$16,568	$27,621	$34,669	$(35,046)	$120,059
Net interest income	16,988	17,179	10,890	15,372	(3,963)	344	56,810
Provision for loan/lease losses	1,573	1,516	492	347	—	—	3,928
Net income (loss) from continuing operations	7,038	16,400	4,760	5,387	27,680	(34,108)	27,157
Goodwill	3,223	14,980	9,888	110,383	—	—	138,474
Intangibles	—	1,108	1,878	13,007	—	—	15,993
Total assets	2,548,473	2,196,560	1,286,227	2,147,776	1,116,694	(1,258,826)	8,036,904

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of March 31, 2024 and December 31, 2023, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of March 31, 2024 and

December 31, 2023 are presented in the following tables (dollars in thousands).  As of March 31, 2024 and December 31, 2023, each of the subsidiary banks met such capital requirements to be “well capitalized.”

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of March 31, 2024:
Company:
Total risk-based capital	$1,181,827	14.30%	$660,989	>	8.00%	$867,548	>	10.50%	$826,237	>	10.00%
Tier 1 risk-based capital	867,778	10.50	495,742	>	6.00	702,301	>	8.50	660,989	>	8.00
Tier 1 leverage	867,778	10.33	336,048	>	4.00	336,048	>	4.00	420,060	>	5.00
Common equity Tier 1	819,015	9.91	371,806	>	4.50	578,366	>	7.00	537,054	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$305,569	12.77%	$191,391	>	8.00%	$251,201	>	10.50%	$239,239	>	10.00%
Tier 1 risk-based capital	275,648	11.52	143,543	>	6.00	203,353	>	8.50	191,391	>	8.00
Tier 1 leverage	275,648	11.15	98,876	>	4.00	98,876	>	4.00	123,596	>	5.00
Common equity Tier 1	275,648	11.52	107,658	>	4.50	167,467	>	7.00	155,505	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$398,654	15.53%	$205,302	>	8.00%	$269,458	>	10.50%	$256,627	>	10.00%
Tier 1 risk-based capital	373,281	14.55	153,976	>	6.00	218,133	>	8.50	205,302	>	8.00
Tier 1 leverage	373,281	16.01	93,236	>	4.00	93,236	>	4.00	116,545	>	5.00
Common equity Tier 1	373,281	14.55	115,482	>	4.50	179,639	>	7.00	166,808	>	6.50
Community State Bank:
Total risk-based capital	$175,056	12.81%	$109,305	>	8.00%	$143,463	>	10.50%	$136,631	>	10.00%
Tier 1 risk-based capital	160,919	11.78	81,979	>	6.00	116,136	>	8.50	109,305	>	8.00
Tier 1 leverage	160,919	11.31	56,930	>	4.00	56,930	>	4.00	71,162	>	5.00
Common equity Tier 1	160,919	11.78	61,484	>	4.50	95,642	>	7.00	88,810	>	6.50
Guaranty Bank:
Total risk-based capital	$273,124	13.11%	$166,624	>	8.00%	$218,694	>	10.50%	$208,280	>	10.00%
Tier 1 risk-based capital	249,998	12.00	124,968	>	6.00	177,038	>	8.50	166,624	>	8.00
Tier 1 leverage	249,998	11.51	86,845	>	4.00	86,845	>	4.00	108,556	>	5.00
Common equity Tier 1	249,998	12.00	93,726	>	4.50	145,796	>	7.00	135,382	>	6.50

						For Capital			To Be Well
						Adequacy Purposes			Capitalized Under
			For Capital			With Capital			Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2023:
Company:
Total risk-based capital	$1,171,047	14.29%	$655,461	>	8.00%	$860,293	>	10.50%	$819,327	>	10.00%
Tier 1 risk-based capital	841,052	10.27	491,596	>	6.00	696,428	>	8.50	655,461	>	8.00
Tier 1 leverage	841,052	10.03	335,420	>	4.00	335,420	>	4.00	419,275	>	5.00
Common equity Tier 1	792,321	9.67	368,697	>	4.50	573,529	>	7.00	532,562	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$300,413	12.67%	$189,707	>	8.00%	$248,990	>	10.50%	$237,133	>	10.00%
Tier 1 risk-based capital	270,744	11.42	142,280	>	6.00	201,563	>	8.50	189,707	>	8.00
Tier 1 leverage	270,744	11.23	96,425	>	4.00	96,425	>	4.00	120,531	>	5.00
Common equity Tier 1	270,744	11.42	106,710	>	4.50	165,993	>	7.00	154,137	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$381,514	15.60%	$195,687	>	8.00%	$256,840	>	10.50%	$244,609	>	10.00%
Tier 1 risk-based capital	354,940	14.51	146,766	>	6.00	207,918	>	8.50	195,687	>	8.00
Tier 1 leverage	354,940	14.77	96,093	>	4.00	96,093	>	4.00	120,116	>	5.00
Common equity Tier 1	354,940	14.51	110,074	>	4.50	171,227	>	7.00	158,996	>	6.50
Community State Bank:
Total risk-based capital	$171,747	13.22%	$103,903	>	8.00%	$136,372	>	10.50%	$129,878	>	10.00%
Tier 1 risk-based capital	156,629	12.06	77,927	>	6.00	110,397	>	8.50	103,903	>	8.00
Tier 1 leverage	156,629	11.19	56,005	>	4.00	56,005	>	4.00	70,007	>	5.00
Common equity Tier 1	156,629	12.06	58,445	>	4.50	90,915	>	7.00	84,421	>	6.50
Guaranty Bank:
Total risk-based capital	$267,822	12.68%	$168,967	>	8.00%	$221,770	>	10.50%	$211,209	>	10.00%
Tier 1 risk-based capital	244,506	11.58	126,726	>	6.00	179,528	>	8.50	168,967	>	8.00
Tier 1 leverage	244,506	11.41	85,688	>	4.00	85,688	>	4.00	107,110	>	5.00
Common equity Tier 1	244,506	11.58	95,044	>	4.50	147,847	>	7.00	137,286	>	6.50

NOTE 11 - COMMITMENTS

The Company entered into a construction contract in 2023 for the construction of a new CRBT facility in Cedar Rapids, Iowa.  The Company will pay the contractor a contract price of approximately $17.0 million, subject to additions and deductions as provided in the contract documents. As of March 31, 2024, the Company has paid $7.4 million of the contract price, resulting in a remaining future commitment of $9.6 million. Construction is anticipated to be completed in 2024.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ending March 31, 2024. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. Page locations and specific sections and notes that are referred to in this discussion are listed in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past thirty-one years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of March 31, 2024, the Company had $8.6 billion in consolidated assets, including $6.6 billion in net loans/leases, and $6.8 billion in deposits.  The financial results of acquired entities for the periods since their acquisition are included in this report.  Further information related to acquired entities has been presented in the annual reports previously filed with the SEC corresponding to the year of each acquisition.

CRITICAL ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

The Company's financial statements are prepared in accordance with GAAP. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance, impairment of goodwill, the fair value of financial instruments, and the fair value of securities.

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

A more detailed discussion of these critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

EXECUTIVE OVERVIEW

The Company reported net income of $26.7 million and diluted EPS of $1.58 for the quarter ended March 31, 2024. By comparison, for the quarter ended December 31, 2023, the Company reported net income of $32.9 million and diluted EPS of $1.95.  For the quarter ended March 31, 2023, the Company reported net income of $27.2 million, and diluted EPS of $1.60.

The first quarter of 2024 was also highlighted by the following results and events:

●	Capital markets revenue of $16.5 million;
●	Annualized core deposit growth, excluding brokered deposits, of 20.3%;
●	Increase in tangible book value (non-GAAP) per share of $1.12, or 10.2% annualized; and
●	TCE/TA ratio (non-GAAP) improved 19 basis points to 8.94%.

Following is a table that represents various net income measurements for the Company.

	For the three months ended
	March 31, 2024	December 31, 2023	March 31, 2023

	(dollars in thousands)

Net income	$26,726	$32,855	$27,157

Diluted earnings per common share	$1.58	$1.95	$1.60

Weighted average common and common equivalent shares outstanding	16,910,675	16,875,952	16,942,132

The Company reported adjusted net income (non-GAAP) of $26.9 million, with adjusted diluted EPS of $1.59 for the three months ended March 31, 2024.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.  Adjusted net income for the three months ended March 31, 2024 excludes a number of non-recurring items, after-tax, as set forth in the GAAP to Non-GAAP Reconciliation section.

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended
	March 31, 2024	December 31, 2023	March 31, 2023

	(dollars in thousands)

Net interest income	$54,699	$55,736	$56,810
Provision for credit losses	2,969	5,199	3,928
Noninterest income	26,858	47,729	25,842
Noninterest expense	50,690	60,938	48,785
Federal and state income tax expense	1,172	4,473	2,782
Net income	$26,726	$32,855	$27,157

Following are some noteworthy changes in the Company's financial results:

●	Net interest income in the first quarter of 2024 decreased 2% compared to the fourth quarter of 2023 and decreased 4% when compared to the first quarter of 2023. Several non-client factors drove this decrease, including the maturity of $125 million of interest rate caps on the Company’s indexed deposits and the conversion of $65 million of subordinated debt to a higher floating rate, which contributed a combined $1.3 million of additional interest expense. In addition, loan discount accretion decreased by $310 thousand and there was one less day in the quarter which had an impact of approximately $600 thousand decrease in net interest income.
●	Provision expense in the first quarter of 2024 decreased $2.2 million as compared to the fourth quarter of 2023 and decreased $959 thousand when compared to the first quarter of 2023. The decrease was due to a lower provision for OBS as there was a decrease in the balance of unfunded commitments from a surge in commitments in the LIHTC lending business at December 31, 2023 that began funding during the first quarter of 2024. In

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

addition, there was negative provision of $445 thousand on AFS securities for the first quarter of 2024 related to the sale of a debt investment in a failed bank. See the “Provision for Credit Losses” section of this report for additional details.

●	Noninterest income in the first quarter of 2024 decreased $20.9 million, or 44%, compared to the fourth quarter of 2023. The decrease was primarily due to lower capital markets revenue from swap fees in the first quarter as compared to the outsized performance of $37.0 million in the fourth quarter. Noninterest income increased $1.0 million, or 4%, compared to the first quarter of 2023. The increase was primarily due to higher capital markets revenue from swap fees as strong demand for affordable housing established by our tax credit lending clients has continued. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. The Company has a strong pipeline for this business and expects it to continue to be a solid source of fee income in 2024.
●	Noninterest expense decreased $10.2 million, or 17%, in the first quarter of 2024 compared to the fourth quarter of 2023. This decrease was primarily due to lower variable employee compensation due to lower capital markets revenue from swap fees in the first quarter as compared to the fourth quarter of 2023. Noninterest expense increased $1.9 million, or 4%, compared to the first quarter of 2023. The increase was primarily due to higher costs associated with IT service agreements, an increase in data processing fees and higher FDIC insurance assessments with the growth in assets.

STRATEGIC FINANCIAL METRICS

The Company has established certain strategic financial metrics by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company's ability to achieve these metrics may be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The Company's long-term strategic financial metrics are as follows:

●	Generate loan and lease growth of 9% per year, funded by core deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	March 31, 2024	December 31, 2023	March 31, 2023
Loan and lease growth organically	Loans and leases growth	> 9% annually	6.4%	6.6%	3.3%
Fee income growth	Fee income growth	> 6% annually	(20.3)%	75.1%	30.0%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	(3.6)%	16.3%	7.5%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period that are then annualized for comparison to the prior year actual. The calculations provided exclude non-core noninterest income and noninterest expense.

It should be noted that these initiatives are long-term targets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the first quarter of 2024 to support its corporate strategy:

●	The Company grew loans and leases in the first quarter of 2024 by 6.4% on an annualized basis, driven by both LIHTC and our traditional lending and leasing businesses.
●	During the first quarter, the Company designated $275 million of LIHTC loans as loans held for sale in anticipation of the Company’s next loan securitization. The Company plans to continue to utilize securitizations as a liquidity and management tool, and to provide additional capacity to produce LIHTC loans and the related capital markets revenue.

●	Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. The Company acted as the correspondent bank for 183 downstream banks with total noninterest bearing deposits of $89.4 million and total interest-bearing deposits of $754.2 million as of March 31, 2024. By comparison, the Company acted as the correspondent bank for 182 downstream banks with total noninterest bearing deposits of $119.2 million and total interest-bearing deposits of $492.8 million as of March 31, 2023. This line of business provides a strong source of deposits, fee income, high-quality loan participations and bank stock loans. The Company also manages off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks of $407.4 million as of March 31, 2024, as compared to $214.9 million as of December 31, 2023.
●	The Company is focused on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. These interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for applicable borrowers and the Company. Levels of capital markets revenue from swap fee income are influenced by prevailing interest rates. Capital markets revenue, primarily from swap fee income, totaled $16.5 million for the quarter ended March 31, 2024 as compared to $17.0 million for the same period of the prior year.
●	Over many years, the Company has been successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management increased by $566.8 million for the quarter ended March 31, 2024. There were 136 new relationships added in the first quarter of 2024, totaling $413.5 million of new assets under management. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of trust fees are determined based on the value of the investments managed. The Company expects trust and investment advisory and management fees to be negatively impacted during periods of lower market valuations and positively impacted during periods of higher market valuations. The Company has recently expanded its wealth management client base into the Springfield, Missouri market and the Des Moines, Iowa metropolitan market.
●	Noninterest expense for the first quarter of 2024 totaled $50.7 million as compared to $48.8 million in the first quarter of 2023. The increase was primarily due to increased FDIC insurance assessments and data processing fees due to asset growth.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “adjusted net income”, “adjusted EPS”, “adjusted ROAA”, “NIM (TEY)”, “adjusted NIM (TEY)” and “efficiency ratio”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

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

NIM (TEY) is a financial measure that the Company’s management utilizes to determine the tax benefit associated with certain tax-exempt loans and securities. It is standard industry practice to measure net interest margin using tax-equivalent measures. In addition, the Company calculates NIM without the impact of acquisition accounting net accretion (adjusted NIM), as accretion amounts can fluctuate widely, making comparisons difficult.

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

	As of
GAAP TO NON-GAAP	March 31,	December 31,	March 31,
RECONCILIATIONS	2024	2023	2023

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$907,342	$886,596	$801,494
Less: Intangible assets	152,158	152,848	154,467
TCE (non-GAAP)	$755,184	$733,748	$647,027

Total assets (GAAP)	$8,599,549	$8,538,894	$8,036,904
Less: Intangible assets	152,158	152,848	154,467
TA (non-GAAP)	$8,447,391	$8,386,046	$7,882,437

TCE/TA ratio (non-GAAP)	8.94%	8.75%	8.21%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended
	March 31,	December 31,	March 31,
	2024	2023	2023

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$26,726	$32,855	$27,157
Less non-core items (post-tax) (*):
Income:
Securities losses, net	$—	$—	$(366)
Fair value loss on derivatives and trading securities, net	(129)	(460)	(337)
Total non-core income (non-GAAP)	$(129)	$(460)	$(703)
Expense:
Post-acquisition compensation, transition and integration costs	—	—	164
Total non-core expense (non-GAAP)	$—	$—	$164

Adjusted net income (non-GAAP)	$26,855	$33,315	$28,024

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$26,855	$33,315	$28,024

Weighted average common shares outstanding	16,783,348	16,734,080	16,776,289
Weighted average common and common equivalent shares outstanding	16,910,675	16,875,952	16,942,132

Adjusted EPS (non-GAAP):
Basic	$1.60	$1.99	$1.67
Diluted	$1.59	$1.97	$1.65

ADJUSTED ROAA (non-GAAP)
Adjusted net income (non-GAAP) (from above)	$26,855	$33,315	$28,024

Average Assets	$8,550,855	$8,535,732	$7,906,830

Adjusted ROAA (non-GAAP)	1.26%	1.56%	1.42%
Adjusted ROAE (non-GAAP)	11.89%	15.64%	14.11%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$54,699	$55,736	$56,810
Plus: Tax equivalent adjustment	8,377	7,954	6,057
Net interest income - tax equivalent (non-GAAP)	$63,076	$63,690	$62,867
Less: Acquisition accounting net accretion	363	673	828
Adjusted net interest income	62,713	63,017	62,039

Average earning assets	$7,807,720	$7,631,035	$7,247,605

NIM (GAAP)	2.82%	2.90%	3.18%
NIM (TEY) (non-GAAP)	3.25%	3.32%	3.52%
Adjusted NIM (TEY) (non-GAAP)	3.24%	3.29%	3.47%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$50,690	$60,938	$48,785

Net interest income (GAAP)	$54,699	$55,736	$56,810
Noninterest income (GAAP)	26,858	47,729	25,842
Total income	$81,557	$103,465	$82,652

Efficiency ratio (noninterest expense/total income) (non-GAAP)	62.15%	58.90%	59.02%

*     Non-core or non-recurring items (after-tax) are calculated using an estimated effective federal tax rate of 21%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME AND MARGIN- (TAX EQUIVALENT BASIS)

Net interest income, on a GAAP basis, decreased 4% for the quarter ended March 31, 2024, compared to the same quarter of the prior year.  Net interest income, on a tax equivalent basis (non-GAAP), remained the same for the quarter ended March 31, 2024, compared to the same quarter of the prior year. Several non-client factors drove this decrease, including the maturity of $125 million of interest rates caps on the Company’s indexed deposits and the conversion of $65 million of subordinated debt to a higher floating rate, which contributed a combined $1.3 million of additional interest expense.  In addition, loan discount accretion decreased by $310 thousand and there was one less day in the quarter which had an impact of approximately $600 thousand decrease in net interest income.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	GAAP			Tax Equivalent Basis
	For the Quarter Ended			For the Quarter Ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2024	2023	2023	2024	2023	2023
Average Yield on Interest-Earning Assets	5.89%	5.88%	5.20%	6.35%	6.26%	5.60%
Average Cost of Interest-Bearing Liabilities	3.86%	3.60%	2.71%	3.86%	3.68%	2.74%
Net Interest Spread	2.03%	2.28%	2.49%	2.49%	2.58%	2.86%
NIM (TEY) (Non-GAAP)	3.25%	3.32%	3.52%	3.25%	2.58%	3.52%
NIM Excluding Acquisition Accounting Net Accretion (Non-GAAP)	2.78%	2.89%	3.09%	3.24%	3.29%	3.47%

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

	For the Quarter Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
	(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$363	$673	$828

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended March 31,
	2024			2023
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$19,955	$269	5.42%	$19,275	$234	4.93%
Interest-bearing deposits at financial institutions	91,557	1,200	5.27%	73,584	821	4.53%
Investment securities - taxable	373,540	4,261	4.55%	332,640	3,366	4.05%
Investment securities - nontaxable (1)	685,969	9,349	5.45%	619,225	6,791	4.39%
Restricted investment securities	38,085	674	7.00%	37,766	513	5.43%
Gross loans/leases receivable (1) (2) (3)	6,598,614	107,673	6.56%	6,165,115	88,548	5.82%
Total interest earning assets	7,807,720	123,426	6.35%	7,247,605	100,273	5.60%

Noninterest-earning assets:
Cash and due from banks	77,763			71,315
Premises and equipment	127,979			118,097
Less allowance	(86,768)			(87,924)
Other	624,161			557,737
Total assets	$8,550,855			$7,906,830

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$4,529,325	39,072	3.47%	$4,067,405	23,776	2.37%
Time deposits	1,107,622	12,345	4.48%	869,912	6,003	2.80%
Short-term borrowings	1,763	23	5.16%	7,573	99	5.28%
FHLB advances	355,220	4,738	5.28%	296,333	3,521	4.75%
Subordinated notes	233,101	3,480	5.97%	232,679	3,311	5.69%
Junior subordinated debentures	48,742	692	5.62%	48,613	696	5.72%
Total interest-bearing liabilities	6,275,773	60,350	3.86%	5,522,515	37,406	2.74%

Noninterest-bearing demand deposits	958,506			1,242,327
Other noninterest-bearing liabilities	413,205			347,303
Total liabilities	7,647,484			7,112,145

Stockholders' equity	903,371			794,685
Total liabilities and stockholders' equity	$8,550,855			$7,906,830
Net interest income		$63,076			$62,867
Net interest spread			2.49%			2.86%
Net interest margin			2.82%			3.18%
Net interest margin (TEY)(Non-GAAP)			3.25%			3.52%
Adjusted net interest margin (TEY)(Non-GAAP)			3.24%			3.47%

Ratio of average interest-earning assets to average interest-bearing liabilities	124.41%			131.24%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended March 31, 2024

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2024 vs. 2023
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$35	$35	$—
Interest-bearing deposits at financial institutions	379	152	227
Investment securities - taxable	895	448	447
Investment securities - nontaxable (2)	2,558	1,769	789
Restricted investment securities	161	157	4
Gross loans/leases receivable (2) (3)	19,125	12,315	6,810
Total change in interest income	23,153	14,876	8,277

INTEREST EXPENSE
Interest-bearing deposits	15,296	12,289	3,007
Time deposits	6,342	4,357	1,985
Short-term borrowings	(76)	(2)	(74)
Federal Home Loan Bank advances	1,217	438	779
Subordinated notes	169	163	6
Junior subordinated debentures	(4)	(16)	12
Total change in interest expense	22,944	17,229	5,715

Total change in net interest income	$209	$(2,353)	$2,562

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased $20.8 million, comparing the first quarter of 2024 to the same period of 2023.  Interest income (tax equivalent) increased $23.2 million, comparing the first quarter of 2024 to the same period of 2023. This increase in interest income was primarily due to continued loan growth with increased interest rates.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INTEREST EXPENSE

Interest expense increased $22.9 million, comparing the first quarter of 2024 to the same period of 2023. Several non-client factors drove this increase, including the maturity of $125 million of interest rates caps on the Company’s indexed deposits and the conversion of $65 million of subordinated debt to a higher floating rate, which contributed a combined $1.3 million of additional interest expense. The Company’s cost of funds was 3.86% for the quarter ended March 31, 2024, which was up from 2.74% for the quarter ended March 31, 2023.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,	March 31,
	2024	2023

	(dollars in thousands)

Provision for credit losses - loans and leases	$3,736	$2,458
Provision for credit losses - off-balance sheet exposures	(322)	481
Provision for credit losses - available for sale securities	(445)	989
Total provision for credit losses	$2,969	$3,928

The Company had total provision for credit losses on loans and leases of $3.7 million for the first quarter of 2024, which was up from $2.5 million for the same period of 2023, primarily driven by loan growth during the quarter.  The provision related to OBS was negative $322 thousand for the first quarter of 2024 compared to $481 thousand for the first quarter of 2023. The decrease was due to a decrease in the balance of unfunded commitments as there was a surge in commitments in the LIHTC lending business at December 31, 2023 that began to fund during the first quarter of 2024. There was no provision related to HTM securities for the first quarter of 2024 or 2023.  There was a negative provision of $445 thousand on AFS securities for the first quarter of 2024 with the change in fair value of a debt investment in a failed bank.  This was a legacy investment acquired as part of the 2022 GFED acquisition in which an allowance was established for the entire balance of the bond in March 2023 and due to favorable changes in market conditions during 2024, partially recovered in value and was then sold during the quarter.

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

The Company had an ACL for loans/leases held for investment of 1.33% of total gross loans/leases held for investment at March 31, 2024, compared to 1.33% at December 31, 2023 and 1.43% at March 31, 2023.  Management has evaluated the allowance needed on the loans acquired prior to the adoption of ASU 2016-13 on January 1, 2021, factoring in the remaining discount, which was $3.5 million and $5.2 million at March 31, 2024 and March 31, 2023, respectively.

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,	March 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)

Trust fees	$3,199	$2,906	$293	10.1%
Investment advisory and management fees	1,101	879	222	25.3
Deposit service fees	2,022	2,028	(6)	(0.3)
Gains on sales of residential real estate loans, net	382	312	70	22.4
Gains on sales of government guaranteed portions of loans, net	24	30	(6)	(20.0)
Capital markets revenue	16,457	17,023	(566)	(3.3)
Securities losses, net	—	(463)	463	100.0
Earnings on bank-owned life insurance	868	707	161	22.8
Debit card fees	1,466	1,466	—	—
Correspondent banking fees	512	391	121	30.9
Loan related fee income	836	651	185	28.4
Fair value loss on derivatives	(163)	(427)	264	(61.8)
Other	154	339	(185)	(54.6)
Total noninterest income	$26,858	$25,842	$1,016	3.9%

The Company continues to be successful in expanding its wealth management client base and new assets under management. Trust fees continue to be a significant contributor to noninterest income. Assets under management increased $566.8 million since December 31, 2023 and have increased by $976.4 million since March 31, 2023 due to market fluctuation.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. Trust fees are primarily determined based on the market value of the investments within the fully-managed trusts. Trust fees increased 10% in the first quarter of 2024 as compared to the same period of the prior year due to market performance and new assets under management.  The Company expects trust fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.

Investment advisory and management fees increased 25% comparing the first quarter of 2024 to the same period of the prior year. Similar to trust fees, investment advisory and management fees are largely determined based on the market value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Deposit service fees remained stable in the first quarter of 2024 as compared to the same period of the prior year. The Company continues to be successful in expanding its core deposit base.

Gains on sales of residential real estate loans, net, increased 22% when comparing the first quarter of 2023 to the same period of the prior year. The increases were due to increased volume of residential real estate purchases and the refinancing of residential real estate loans.

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

Capital markets revenue totaled $16.5 million for the first quarter of 2024, compared to $17.0 million for the first quarter of 2023. In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

to the LIHTC permanent loans.  Therefore, the mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans. Future levels of swap fees are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

Also included in capital markets revenue are gains on loan securitizations. The Company had two LIHTC securitizations that closed in the fourth quarter of 2023. LIHTC securitizations will continue on an ongoing basis, as a tool to provide capacity for continued LIHTC loan production.

There were no securities gains or losses for the three months ended March 31, 2024.  Securities losses totaled $463 thousand for the three months ended March 31, 2023.  The Company sold $29 million of securities during the first quarter of 2023.  The securities sold were part of a strategy to partially deleverage the balance sheet with an anticipated rapid earn back of the modest loss before the end of the calendar year.

Earnings on BOLI increased 23% comparing the first quarter of 2024 to the first quarter of 2023. There were no purchases of BOLI in the first quarter of 2024 or 2023. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees remained stable in the first quarter of 2024 as compared to the same period of the prior year. The fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 31% comparing the first quarter of 2024 to the same period of the prior year. The increase was primarily due to a shift of correspondent banking balances from non-interest bearing accounts to interest bearing accounts, in light of increasing rates. Fees from correspondent banks generally increase when non-interest bearing account balances decrease due to lower associated earnings credits. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 183 banks in Iowa, Illinois, Missouri and Wisconsin.

Loan-related fee income increased 28% comparing the first quarter of 2024 to the same period of the prior year.  The increase was primarily due to the substantial growth in our commercial credit card portfolio.

Fair value loss on derivatives was $163 thousand in the first quarter of 2024, as compared to $427 thousand in losses in the same period of the prior year.  The Company uses unhedged cap instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates. Fair value gains or losses will fluctuate depending on the interest rate environment.  See Note 5 to the Consolidated Financial Statements for additional information.

Other noninterest income decreased 55% in the first quarter of 2024 as compared to the same period of the prior year. Included in other noninterest income is income on equity investments.  Income on equity investments is largely determined based on the market value of the investments managed. As a result, income fluctuates with market valuations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,	March 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$31,860	$32,003	$(143)	(0.4)%
Occupancy and equipment expense	6,514	5,914	600	10.1
Professional and data processing fees	4,613	3,514	1,099	31.3
Post-acquisition compensation, transition and integration costs	—	207	(207)	(100.0)
FDIC insurance, other insurance and regulatory fees	1,945	1,374	571	41.6
Loan/lease expense	378	556	(178)	(32.0)
Net income from and gains/losses on operations of real estate	(30)	(67)	37	(55.2)
Advertising and marketing	1,483	1,237	246	19.9
Communication and data connectivity	401	665	(264)	(39.7)
Supplies	275	305	(30)	(9.8)
Bank service charges	568	605	(37)	(6.1)
Correspondent banking expense	305	210	95	45.2
Intangibles amortization	690	766	(76)	(9.9)
Payment card processing	646	545	101	18.5
Trust expense	425	214	211	98.6
Other	617	737	(120)	(16.3)
Total noninterest expense	$50,690	$48,785	$1,905	3.9%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, remained stable from the first quarter of 2023 to the first quarter of 2024.  This was primarily related to lower variable incentive compensation partially offset by higher salaries expense.

Occupancy and equipment expense increased 10% comparing the first quarter of 2024 to the same period of the prior year. The increase was due to higher IT service contracts expense and depreciation.

Professional and data processing fees increased 31% comparing the first quarter of 2024 to the same period of the prior year. The increase was due primarily to increased CDARS and ICS expenses as well as increased data processing expenses. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

There were no post-acquisition compensation, transition and integration costs in the first quarter of 2024, whereas such costs totaled $207 thousand in the first three months of 2023. These costs were comprised primarily of IT integration and data conversion costs related to the acquisition of GFED.

FDIC insurance, other insurance and regulatory fee expense increased 42%, comparing the first quarter of 2024 to the same period of the prior year.  The increase in expense was due to asset growth and higher FDIC insurance rates.

Loan/lease expense decreased 32% when comparing the first quarter of 2024 to the same quarter of the prior year. The decrease was due primarily to lower legal expense on loan workouts.  Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs as NPLs have increased 29% since March 31, 2023.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Net income from and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net income from and gains/losses on operations of other real estate for the first quarter of 2024 totaled $30 thousand, compared to net income from and gains/losses on operations of other real estate of $67 thousand for the first quarter of 2023.

Advertising and marketing expense increased 20% comparing the first quarter of 2024 to the same period of the prior year. The increase in expense was primarily due to the increased marketing of our deposit products.

Communication and data connectivity expense decreased 40% comparing the first quarter of 2024 to the same period of the prior year.  The decrease was primarily due to improvements to our data center connectivity channels and a reduction in cell phone and air card expenses as the Company continues to improve operational efficiencies.

Supplies expense decreased 10% comparing the first quarter of 2024 to the same period of the prior year. This decrease is primarily due to timing of purchases.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, decreased 6% when comparing the first quarter of 2024 to the same period of the prior year.  As transaction volumes fluctuate and the number of correspondent banking clients fluctuates, the associated expenses are expected to also fluctuate.

Correspondent banking expense increased 45% when comparing the first quarter of 2024 to the same period of the prior year.  The increase in correspondent expenses includes expected monthly costs for a new safekeeping platform. These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense decreased 10% when comparing the first quarter of 2024 to the same period of the prior year. The amortization expense is due to the prior acquisitions.  These expenses will naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

Payment card processing expense increased 19% when comparing the first quarter of 2024 to the same period of the prior year due to an increased volume of transactions.

Trust expense increased 99% when comparing the first quarter of 2024 to the same period of the prior year. The increase was due to conversions of the trust and tax accounting platform upgrades that occurred during the second quarter of 2023.

Other noninterest expense decreased 16% when comparing the first quarter of 2024 to the same period of the prior year.  The decrease was primarily due to lower subscription expenses and reduced insurance claim loss reserve. Included in other noninterest expense are items such as meals and entertainment, subscriptions and sales and use tax.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INCOME TAXES

In the first quarter of 2024, the Company incurred income tax expense of $1.2 million. The Company continues to benefit from strong growth in tax-exempt loan and bond portfolios.  As a result, this has helped drive the Company’s effective tax rate lower. Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 6 to the Consolidated Financial Statements for additional detail.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	March 31, 2024		December 31, 2023		March 31, 2023

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$158,008	2%	$237,492	3%	$318,292	4%
Securities	1,031,861	12%	1,005,528	12%	877,446	11%
Net loans/leases	6,563,866	76%	6,456,216	75%	6,103,449	76%
Derivatives	183,888	2%	187,341	2%	130,350	2%
Other assets	661,926	8%	652,317	8%	607,367	7%
Total assets	$8,599,549	100%	$8,538,894	100%	$8,036,904	100%

Total deposits	$6,806,775	79%	$6,514,005	77%	$6,501,663	80%
Total borrowings	489,633	6%	718,295	8%	417,480	5%
Derivatives	211,677	2%	215,735	3%	150,401	2%
Other liabilities	184,122	2%	204,263	2%	165,866	3%
Total stockholders' equity	907,342	11%	886,596	10%	801,494	10%
Total liabilities and stockholders' equity	$8,599,549	100%	$8,538,894	100%	$8,036,904	100%

During the first quarter of 2024, the Company's total assets increased $60.7 million, or 1%, from December 31, 2023, to a total of $8.6 billion. The Company’s net loans/leases increased $107.7 million in the first quarter of 2024. The increase in net loans/leases was driven primarily by strength in our low-income housing tax credit lending business.  The Company also experienced improved loan demand from its traditional commercial lending/leasing businesses. Deposits grew $292.8 million, or 4%, during the first quarter of 2024.  Borrowings decreased $228.7 million, or 32%, during the first quarter of 2024 due primarily to an increase in core deposits which allowed the Company to reduce its short-term borrowings.

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

Trading securities had a fair value of $22.3 million as of March 31, 2024 and $22.4 million as of December 31, 2023 and consisted of retained beneficial interests acquired in conjunction with loan securitizations completed by the Company in 2023. The change in market value on trading securities for the three months ended March 31, 2024 was a net gain of $19 thousand. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company's securities portfolio by type, the percentage of net unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	March 31, 2024		December 31, 2023		March 31, 2023
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. govt. sponsored agency securities	$14,442	1%	$14,973	1%	$19,320	2%
Municipal securities	884,469	86%	853,442	85%	731,509	80%
Residential mortgage-backed and related securities	56,071	6%	59,196	6%	63,104	7%
Asset-backed securities	14,285	1%	15,423	2%	17,967	2%
Other securities	40,539	4%	40,125	4%	45,546	5%
Trading securities	22,258	2%	22,369	2%	45,546	5%
	$1,032,064	100%	$1,005,528	100%	$922,992	101%

Securities as a % of total assets	12.00%		11.78%		10.92%
Net unrealized losses as a % of Amortized Cost	(6.98)%		(4.96)%		(9.07)%
Duration (in years)	6.2		6.2		5.6
Annual yield on investment securities (tax equivalent)	5.14%		4.30%		4.27%

Due to continued increases in intermediate and long-term interest rates during 2023, which directly impact the fair value of the Company’s AFS portfolio, the AFS portfolio declined $8.7 million, or 2.9%, from March 31, 2023 to March 31, 2024, partly due to net unrealized losses increasing by $510 thousand and sales of securities in 2023 and the first quarter of 2024.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases grew 6.4% on an annualized basis during the first three months of 2024.  The mix of the loan/lease types within the Company's loan/lease portfolio is presented in the following table.

	As of
	March 31, 2024		December 31, 2023		March 31, 2023
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$326,129	5%	$325,243	5%	$307,612	5%
C&I - other	1,470,609	22%	1,481,778	23	1,420,331	23
CRE - owner occupied	621,069	9%	607,365	9	616,922	10
CRE - non-owner occupied	1,055,089	16%	1,008,892	15	982,716	16
Construction and land development	1,149,527	17%	1,420,525	22	1,208,185	19
Multi-family	1,303,566	20%	996,143	15	969,870	15
Direct financing leases	28,089	0%	31,164	1	35,373	1
1-4 family real estate	563,358	9%	544,971	8	532,491	9
Consumer	130,900	2%	127,335	2	116,522	2
Total loans/leases	$6,648,336	100%	$6,543,416	100%	$6,190,022	100%
Less allowance	(84,470)		(87,200)		(86,573)
Net loans/leases	$6,563,866		$6,456,216		$6,103,449

As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on the underwriting and monitoring of the characteristics and composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. Additionally, the Company reviews CRE concentrations by industry in relation to risk-based capital on a quarterly basis.  Approximately 41% of the CRE portfolio are LIHTC loans of which all are performing and all are pass rated.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of March 31, 2024:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate. Within the CRE Loan portfolio, there is minimal office exposure, totaling $201.1 million or 3.0% of total loans at March 31, 2024.

	As of March 31,		As of December 31,		As of March 31,
	2024		2023		2023
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of residential buildings - LIHTC	$1,765,908	41%	$1,650,340	40%	$1,499,062	38%
Lessors of residential buildings	443,136	10%	442,913	10%	403,903	10%
Lessors of nonresidential buildings	623,629	14%	633,098	15%	581,615	15%
Hotels	135,975	3%	135,915	3%	132,705	3%
New housing for-sale builders	85,295	2%	84,451	2%	72,007	2%
New multifamily housing construction	72,729	2%	83,310	2%	86,228	2%
Other - LIHTC	18,094	0%	17,951	0%	18,278	0%
Other *	1,197,027	28%	1,184,897	28%	1,190,154	30%
Total CRE loans	$4,341,793	100%	$4,232,875	100%	$3,983,952	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $59.3 million, or approximately 1.4% of total CRE loans in the most recent period presented.

The following table reflects credit quality indicators and performance of the Company’s CRE portfolio:

	As of March 31,				As of December 31,
	2024				2023
	Delinquincy Status*			% of	Delinquincy Status*			% of
	Performing	Nonperforming	Total	CRE	Performing	Nonperforming	Total	CRE

	(dollars in thousands)

Pass	$4,226,863	$—	$4,226,863	98%	$4,104,394	$—	$4,104,394	97%
Special Mention	62,032	—	62,032	1%	72,517	—	72,517	2%
Substandard	37,839	15,059	52,898	1%	37,488	18,476	55,964	1%
Doubtful	—	—	—	0%	—	—	—	0%
	$4,326,734	$15,059	$4,341,793	100%	$4,214,399	$18,476	$4,232,875	100%

As a percentage of total CRE portfolio	99.65%	0.35%	100%		99.56%	0.44%	100%

*     Performing = CRE loans accruing and less than 90 days past due. Nonperforming = CRE loans on nonaccrual and accruing CRE loans that are greater than or equal to 90 days past due.

The Company’s construction and land development loan portfolio includes the following:

	As of
	March 31, 2024		December 31, 2023		March 31, 2023
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

LIHTC construction	$738,608	64%	$943,101	66%	$759,924	63%
Construction (commercial)	341,077	30%	405,146	29%	372,819	31%
Land development	58,675	5%	59,659	4%	14,441	1%
Construction (residential)	11,167	1%	12,619	1%	61,001	5%
Total construction and land development	$1,149,527	100%	$1,420,525	100%	$1,208,185	100%

The Company's 1-4 family real estate loan portfolio includes the following:

●	Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid long-term interest rate risk.
●	A limited amount of 15-year, 20-year and 30-year fixed rate residential real estate loans that meet certain credit guidelines.

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

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of March 31,		As of March 31,
	2024		2023
	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$85,670	24%	$73,221	23%
Trailers	24,207	7%	24,061	7%
Construction - General	22,468	6%	17,040	5%
Tractor	21,416	6%	18,620	6%
Freightliners	20,127	6%	27,401	9%
Manufacturing - General	18,384	5%	17,105	5%
Marine - Travelifts	15,137	4%	14,484	5%
Food Processing Equipment	13,774	4%	13,853	4%
Computer Equipment	13,411	4%	10,032	3%
Aesthetic Equipment	12,057	3%	—	—%
Other *	108,165	31%	105,677	33%
Total m2 loans and leases	$354,816	100%	$321,494	100%

*     “Other” consists of all other equipment types. None of these had concentrations greater than 3% of total m2 loan and lease portfolio in the most recent period presented.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's loan and lease portfolio.

ALLOWANCE FOR CREDIT LOSSES ON LOANS/LEASES AND OFF-BALANCE SHEET EXPOSURES

The adequacy of the ACL was determined by management based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, historical loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, government guarantees and other factors that, in management's judgment, deserved evaluation. To ensure that an adequate ACL was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed quarterly with specific detailed reviews completed on all credits risk-rated less than “special mention,” as described in Note 1 to the Consolidated Financial Statements, and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance is monitored by the credit administration staff and reported to management and the board of directors.

Changes in the ACL for loans/leases for the three months ended March 31, 2024 and 2023 are presented as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023

	(dollars in thousands)

Balance, beginning	$87,200	$87,706
Change in ACL for the transfer of loans to LHFS	(3,377)	(1,709)
Provision	3,736	2,458
Charge-offs	(3,560)	(2,275)
Recoveries	471	393
Balance, ending	$84,470	$86,573

Changes in the ACL for OBS exposures for the three months ended March 31, 2024 and 2023 are presented as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023

	(dollars in thousands)

Balance, beginning	$9,529	$5,552
Provisions (credited) to expense	(322)	481
Balance, ending	$9,207	$6,033

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The decrease in provision on OBS exposures in the first quarter of 2024 as compared to the same period of the prior year was driven by a decrease in unfunded commitments following an uptick in unfunded commitments in the LIHTC lending business at the end of 2023. At March 31, 2024, the allowance for OBS exposures was $9.2 million.

The Company's levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	March 31, 2024	December 31, 2023	March 31, 2023

	(dollars in thousands)

Special Mention	$111,729	$125,308	$125,170
Substandard/Classified loans***	70,841	70,425	74,307
Doubtful/Classified loans***	—	—	—
Criticized Loans **	$182,570	$195,733	$199,477

Criticized Loans as a % of Total Loans/Leases	2.75%	2.99%	3.22%
Classified Loans as a % of Total Loans/Leases	1.07%	1.08%	1.20%

*      Amounts above include the government guaranteed portion, if any. For the calculation of ACL, the Company assigns internal risk ratings of Pass (Rating 2) for the government guaranteed portion.

**    Criticized loans are defined as loans except for direct financing leases and equipment financing agreements with internally assigned risk ratings of 9, 10, or 11, regardless of performance.

***  Classified loans are defined as loans except for direct financing leases and equipment financing agreements with internally assigned risk ratings of 10 or 11, regardless of performance.

Criticized loans and classified loans as a percentage of loans and leases decreased from December 31, 2023 to March 31, 2024. The Company continues its strong focus on maintaining credit quality in an effort to limit NPLs.

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs:

	As of
	March 31, 2024	December 31, 2023	March 31, 2023
ACL for loans/leases / Total loans/leases held for investment	1.33%	1.33%	1.43%
ACL for loans/leases / NPLs	285.55%	265.54%	377.03%

Although management believes that the ACL at March 31, 2024 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision for credit losses.  Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and equipment financing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios.

	As of March 31,	As of December 31,	As of March 31,
	2024	2023	2023

	(dollars in thousands)

Nonaccrual loans/leases (1)	$29,439	$32,753	$22,947
Accruing loans/leases past due 90 days or more	142	86	15
Total NPLs	29,581	32,839	22,962
Other repossessed assets	962	—	—
OREO	784	1,347	61
Total NPAs	$31,327	$34,186	$23,023

NPLs to total loans/leases	0.44%	0.50%	0.37%
NPAs to total loans/leases plus repossessed property	0.47%	0.52%	0.37%
NPAs to total assets	0.36%	0.40%	0.29%
Nonaccrual loans/leases to total loans/leases	0.44%	0.50%	0.37%
ACL to nonaccrual loans	286.93%	266.24%	377.27%

(1)	Includes government guaranteed portion of loans, as applicable.

NPAs at March 31, 2024 were $31.3 million, down $2.9 million from December 31, 2023, and up $8.3 million from March 31, 2023.  The decrease in NPAs during the quarter was driven by the payoff of one client relationship primarily offset by an increase in other repossessed assets. The ratio of NPAs to total assets was 0.36% at March 31, 2024, down from 0.40% at December 31, 2023, and up from 0.29% at March 31, 2023.

The majority of the NPAs consist of nonaccrual loans/leases. For nonaccrual loans/leases, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.

OREO and other repossessed assets are carried at the lower of carrying amount or fair value less costs to sell.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS

Deposits increased $292.8 million during the first quarter of 2024, primarily due to an increase in interest-bearing demand deposits.

The table below presents the composition of the Company's deposit portfolio.

	As of
	March 31, 2024		December 31, 2023		March 31, 2023
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$955,167	14%	$1,038,689	16%	$1,189,858	18%
Interest bearing demand deposits	4,714,555	69%	4,338,390	67%	4,033,193	63%
Time deposits	875,491	13%	851,950	13%	679,946	10%
Brokered deposits	261,562	4%	284,976	4%	598,666	9%
	$6,806,775	100%	$6,514,005	100%	$6,501,663	100%

The Company actively participates in the ICS/CDARS program, which is a trusted resource that provides FDIC insurance coverage for clients that maintain larger deposit balances.  Deposits in the ICS/CDARS program (which are included in interest-bearing deposits and time deposits in the preceding table) totaled $2.2 billion, or 32.9% of all deposits, as of March 31, 2024.

The Company’s correspondent bank deposit portfolio and funds managed consists of the following:

●	Noninterest-bearing deposits which represent correspondent banks’ operating cash used for processing transactions with the Federal Reserve,
●	Money market deposits which represent excess liquidity, and
●	EBA balances of the correspondent banks at the FRB.

The Company had total uninsured and uncollateralized deposits of $1.4 billion and $1.5 billion as of March 31, 2024 and March 31, 2023.

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

	As of
	March 31, 2024	December 31, 2023	March 31, 2023

	(dollars in thousands)

Federal funds purchased	$2,700	$1,500	$1,100

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

The table below presents the Company's FHLB advances.

	As of
	March 31, 2024	December 31, 2023	March 31, 2023
	(dollars in thousands)

Term FHLB advances	$135,000	$135,000	$135,000
Overnight FHLB advances	70,000	300,000	—
	$205,000	$435,000	$135,000

The Company had a decrease in overnight FHLB advances of $230.0 million from December 31, 2023 to March 31, 2024.  The Company had no change in term FHLB advances from December 31, 2023 to March 31, 2024.  The decreases were primarily due to strong deposit growth during the first quarter of 2024.

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

	March 31, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

	(dollars in thousands)
Year ending December 31:
2024	$165,493	5.34%	$584,976	5.45%
2025	6,141	4.75	—	—
2026	53,230	4.91	45,000	5.01
2027	87,513	4.45	45,000	4.82
2028	97,605	4.29	45,000	4.64
Thereafter	56,580	3.90	—	—
Total Wholesale Funding	$466,562	4.72%	$719,976	5.33%

During the first three months of 2024, wholesale funding decreased $253.4 million due to a reduction in short-term FHLB advances and brokered deposit maturities due to strong deposit growth.

The Company renewed its revolving credit note in the second quarter of 2023.  At renewal, the available line amount remained unchanged at $50.0 million for which there was no outstanding balance as of March 31, 2024.  Interest on the revolving line of credit is calculated at the greater of: (a) the effective Prime Rate less 0.50% or (b) 3.00% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.

The Company had subordinated notes totaling $233.2 million and $232.7 million as of March 31, 2024 and March 31, 2023, respectively.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company had junior subordinated debentures totaling $48.8 million and $48.6 million as of March 31, 2024 and March 31, 2023, respectively.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity.

	As of
	March 31, 2024	December 31, 2023	March 31, 2023

	(dollars in thousands)

Common stock	$16,807	$16,749	$16,714
Additional paid in capital	371,157	370,814	368,302
Retained earnings	580,711	554,992	472,051
AOCI	(61,333)	(55,959)	(55,573)
Total stockholders' equity	$907,342	$886,596	$801,494

TCE / TA ratio (non-GAAP)*	8.94%	8.75%	8.21%

*     TCE/TA ratio is defined as total common stockholders' equity excluding goodwill and other intangibles divided by total assets. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

As of March 31, 2024 and 2023, no preferred stock was outstanding.

AOCI decreased $5.4 million during the first quarter of 2024 due to an decrease in the value of the Company’s AFS securities portfolio and certain derivatives resulting from the change in interest rates during the first quarter.

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021.  No shares were repurchased during the first quarter of 2024.  There were 760,915 shares of common stock remaining for repurchase as of March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid an over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $158.0 million and $318.3 million at March 31, 2024 and 2023, respectively. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At March 31, 2024, the subsidiary banks had 27 unsecured lines of credit totaling $713.0 million with upstream correspondent banks, of which $252.2 million was secured and $460.8 million was unsecured. At March 31, 2024, the Company had the full $713.0 million available.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

At December 31, 2023, the subsidiary banks had 25 unsecured lines of credit totaling $699.3 million with upstream correspondent banks, of which $248.5 million was secured and $470.8 million was unsecured. At December 31, 2023, $699.3 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity.  Additionally, the Company maintains a $50.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2024.  At March 31, 2024, the full $50.0 million was available.

As of March 31, 2024, the Company had $843.6 million in actual correspondent banking deposits spread over 183 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $82.1 million during the first three months of 2024, compared to $117.4 million for the same period of 2023. The net decrease in federal funds sold was $31.3 million for the first three months of 2024, compared to a net decrease of $40.5 million for the same period of 2023. The net decrease in interest-bearing deposits at financial institutions was $32.0 million for the first three months of 2024, compared to a net increase of $170.3 million for the same period of 2023. Proceeds from calls, maturities, and paydowns of securities were $13.5 million for the first three months of 2024, compared to $51.6 million for the same period of 2023. Purchases of securities used cash of $43.6 million for the first three months of 2024, compared to $23.0 million for the same period of 2023. Proceeds from sales of securities were $445 thousand for the first three months of 2024, compared to $28.6 million for the same period of 2023. The net increase in loans/leases used cash of $114.2 million for the first three months of 2024 compared to a net decrease in loans of $54.0 million for the same period of 2023.

Financing activities provided cash of $63.2 million for the first three months of 2024, compared to $100.2 million for same period of 2023.  Net increases in deposits totaled $292.8 million for the first three months of 2024, compared to net increases in deposits of $517.4 million for the same period of 2023. During the first three months of 2024, the Company's short-term borrowings increased $1.2 million, compared to a decrease in short-term borrowings of $128.5 million for the same period of 2023. There were no long-term FHLB advances during the first three months of 2024 compared to $135.0 million for the same period of 2023. There were no maturities and principal payments on FHLB term advances in the first three months of 2024 and 2023. Net decrease in overnight advances totaled $230.0 million for the first three months of 2024 as compared to net decrease of $415.0 million for the same period of 2023. There were no repurchase and cancellation of shares in the first three months of 2024, as compared to $7.7 million for the same period of 2023.

Total cash provided by operating activities was $2.7 million for the first three months of 2024, compared to $21.8 million for the same period of 2023.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities and subordinated notes.

The Company had two LIHTC securitizations that closed in 2023. LIHTC securitizations will continue to be an ongoing tool in managing liquidity and capital.

As of March 31, 2024 and December 31, 2023, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. Refer to Note 10 of the Consolidated Financial Statements for additional information regarding regulatory capital.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

●	The strength of the local, state, and national and international economies (including effects of inflationary pressures and supply chain constraints).
●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics, acts of war or threats thereof (including the ongoing Russian invasion of Ukraine and the Israeli-Palestinian conflict) and other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.
●	Changes in local, state and federal laws, regulations and governmental policies concerning the Company’s general business and any other changes as a result of the upcoming 2024 presidential election or any changes in response to failures of other banks.
●	Changes in the interest rates and prepayment rates of the Company’s assets (including the impact of significant rate increases by the Federal Reserve since 2020).
●	Increased competition in the financial services sector, including from non-bank competitors such as credit unions and “fintech” companies, and the inability to attract new customers.
●	Changes in technology and the ability to develop and maintain secure and reliable electronic systems.
●	Unexpected results of acquisitions which may include failure to realize the anticipated benefits of acquisitions and the possibility that transaction costs may be greater than anticipated.
●	The loss of key executives or employees.
●	Changes in consumer spending.
●	Unexpected outcomes of existing or new litigation involving the Company.
●	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.
●	Fluctuations in the value of securities held in our securities portfolio.
●	Concentrations within our securities portfolio, large loans to certain borrowers, and large deposits from certain clients.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. For a discussion of the factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, see the “Risk Factors” section included under Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of March 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2024	2023

200 basis point downward parallel shift	(10.0)%	1.5%	1.4%
100 basis point downward parallel shift	(10.0)%	0.9	0.9
200 basis point upward parallel shift	(10.0)%	(2.5)%	(2.3)%

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

The simulation is within the board-established policy limits for all four scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at March 31, 2024 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of March 31, 2024. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 1A        Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021. The repurchase program does not have an expiration date. There were no shares repurchased under the share repurchase program during the first quarter of 2024.

Item 3           Defaults Upon Senior Securities

None

Item 4           Mine Safety Disclosures

Not applicable

Item 5           Other Information

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three months ended March 31, 2024 and March 31, 2023; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and March 31, 2023; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2024 and March 31, 2023; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and March 31, 2023; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	May 9, 2024	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	May 9, 2024	/s/ Todd A. Gipple
Todd A. Gipple
President
Chief Financial Officer

Date	May 9, 2024	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)