Form 10-Q
period 2024-06-30
QCR HOLDINGS INC
filed 2024-08-08
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 1, 2024, the Registrant had outstanding 16,841,923 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 30, 2024 and December 31, 2023

	June 30,	December 31,
	2024	2023

	(dollars in thousands)
Assets
Cash and due from banks	$92,173	$97,123
Federal funds sold	8,150	35,450
Interest-bearing deposits at financial institutions	94,112	104,919

Securities held to maturity, at amortized cost, net of allowance for credit losses	720,625	683,504
Securities available for sale, at fair value	290,212	299,655
Securities trading, at fair value	22,362	22,369
Total securities	1,033,199	1,005,528

Loans receivable held for sale	246,124	2,594
Loans/leases receivable held for investment	6,608,262	6,540,822
Gross loans/leases receivable	6,854,386	6,543,416
Less allowance for credit losses	(87,706)	(87,200)
Net loans/leases receivable	6,766,680	6,456,216

Bank-owned life insurance	107,965	108,222
Premises and equipment, net	141,069	123,277
Restricted investment securities	44,325	41,648
Other real estate owned, net	369	1,347
Goodwill	139,027	139,027
Intangibles	12,441	13,821
Derivatives	194,354	187,341
Other assets	238,127	224,975
Total assets	$8,871,991	$8,538,894

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$956,445	$1,038,689
Interest-bearing	5,808,222	5,475,316
Total deposits	6,764,667	6,514,005

Short-term borrowings	1,600	1,500
Federal Home Loan Bank advances	485,000	435,000
Subordinated notes	233,276	233,064
Junior subordinated debentures	48,795	48,731
Derivatives	221,798	215,735
Other liabilities	180,536	204,263
Total liabilities	7,935,672	7,652,298

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 June 2024 and December 2023 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 June 2024 - 16,824,985 shares issued and outstanding December 2023 - 16,749,254 shares issued and outstanding	16,825	16,749
Additional paid-in capital	372,378	370,814
Retained earnings	608,816	554,992
Accumulated other comprehensive loss:
Securities available for sale	(39,014)	(35,980)
Derivatives	(22,686)	(19,979)
Total stockholders' equity	936,319	886,596
Total liabilities and stockholders' equity	$8,871,991	$8,538,894

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended June 30, 2024 and 2023

	2024	2023

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$79,743	$68,419
Nontaxable	26,051	19,545
Securities:
Taxable	4,285	3,693
Nontaxable	7,476	4,868
Interest-bearing deposits at financial institutions	1,139	1,124
Restricted investment securities	869	505
Federal funds sold	183	223
Total interest and dividend income	119,746	98,377

Interest expense:
Deposits	53,053	38,445
Short-term borrowings	21	33
Federal Home Loan Bank advances	6,239	2,653
Subordinated notes	3,582	3,304
Junior subordinated debentures	688	737
Total interest expense	63,583	45,172
Net interest income	56,163	53,205
Provision for credit losses	5,496	3,606
Net interest income after provision for credit losses	50,667	49,599

Noninterest income:
Trust fees	3,103	2,844
Investment advisory and management fees	1,214	986
Deposit service fees	1,986	2,034
Gains on sales of residential real estate loans, net	540	500
Gains on sales of government guaranteed portions of loans, net	12	—
Capital markets revenue	17,758	22,490
Securities gains, net	—	12
Earnings on bank-owned life insurance	2,964	838
Debit card fees	1,571	1,589
Correspondent banking fees	510	356
Loan related fee income	962	770
Fair value gain on derivatives and trading securities	51	83
Other	218	18
Total noninterest income	30,889	32,520

Noninterest expense:
Salaries and employee benefits	31,079	31,459
Occupancy and equipment expense	6,377	6,100
Professional and data processing fees	4,823	4,078
FDIC insurance, other insurance and regulatory fees	1,854	1,927
Loan/lease expense	151	652
Net cost of and gains/losses on operations of other real estate	28	—
Advertising and marketing	1,565	1,735
Communication and data connectivity	318	471
Supplies	259	281
Bank service charges	622	621
Correspondent banking expense	363	221
Intangibles amortization	690	765
Payment card processing	706	542
Trust expense	379	337
Other	674	538
Total noninterest expense	49,888	49,727
Net income before income taxes	31,668	32,392
Federal and state income tax expense	2,554	3,967
Net income	$29,114	$28,425

Basic earnings per common share	$1.73	$1.70
Diluted earnings per common share	$1.72	$1.69

Weighted average common shares outstanding	16,814,814	16,701,950
Weighted average common and common equivalent shares outstanding	16,921,854	16,799,527

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Six Months Ended June 30, 2024 and 2023

	2024	2023

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$156,874	$135,053
Nontaxable	50,179	36,857
Securities:
Taxable	8,546	7,059
Nontaxable	14,862	10,205
Interest-bearing deposits at financial institutions	2,339	1,945
Restricted investment securities	1,543	1,018
Federal funds sold	452	457
Total interest and dividend income	234,795	192,594

Interest expense:
Deposits	104,469	68,225
Short-term borrowings	44	132
Federal Home Loan Bank advances	10,977	6,174
Subordinated notes	7,062	6,615
Junior subordinated debentures	1,381	1,433
Total interest expense	123,933	82,579
Net interest income	110,862	110,015
Provision for credit losses	8,465	7,534
Net interest income after provision for credit losses	102,397	102,481

Noninterest income:
Trust fees	6,302	5,750
Investment advisory and management fees	2,315	1,865
Deposit service fees	4,008	4,062
Gains on sales of residential real estate loans, net	922	812
Gains on sales of government guaranteed portions of loans, net	36	30
Capital markets revenue	34,215	39,513
Securities losses, net	—	(451)
Earnings on bank-owned life insurance	3,832	1,545
Debit card fees	3,037	3,055
Correspondent banking fees	1,022	747
Loan related fee income	1,798	1,421
Fair value loss on derivatives and trading securities	(112)	(344)
Other	372	357
Total noninterest income	57,747	58,362

Noninterest expense:
Salaries and employee benefits	62,939	63,462
Occupancy and equipment expense	12,891	12,014
Professional and data processing fees	9,436	7,592
Post-acquisition compensation, transition and integration costs	—	207
FDIC insurance, other insurance and regulatory fees	3,799	3,301
Loan/lease expense	529	1,208
Net cost of (income from) and gains/losses on operations of other real estate	(2)	(67)
Advertising and marketing	3,048	2,972
Communication and data connectivity	719	1,136
Supplies	534	586
Bank service charges	1,190	1,226
Correspondent banking expense	668	431
Intangibles amortization	1,380	1,531
Payment card processing	1,352	1,087
Trust expense	804	551
Other	1,291	1,275
Total noninterest expense	100,578	98,512
Net income before income taxes	59,566	62,331
Federal and state income tax expense	3,726	6,749
Net income	$55,840	$55,582

Basic earnings per common share	$3.32	$3.32
Diluted earnings per common share	$3.30	$3.29

Weighted average common shares outstanding	16,799,081	16,739,120
Weighted average common and common equivalent shares outstanding	16,916,264	16,870,830

Cash dividends declared per common share	$0.12	$0.12

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
	2024	2023

	(dollars in thousands)

Net income	$29,114	$28,425

Other comprehensive loss:

Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period before tax	(345)	(3,128)
Less: reclassification adjustment for sales losses included in net income before tax	—	12
	(345)	(3,140)

Unrealized losses on derivatives:
Unrealized holding losses arising during the period before tax	(270)	(5,579)
Less: reclassification adjustment for caplet amortization before tax	(125)	(213)
	(145)	(5,366)

Other comprehensive loss, before tax	(490)	(8,506)
Tax benefit	(122)	(2,170)
Other comprehensive loss, net of tax	(368)	(6,336)

Comprehensive income	$28,746	$22,089

	Six Months Ended June 30,
	2024	2023

	(dollars in thousands)

Net income	$55,840	$55,582

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(3,592)	4,264
Less reclassification adjusted for impairment losses included in net income before tax	445	(989)
Less reclassification adjustment for sales losses included in net income before tax	—	(451)
	(4,037)	5,704
Unrealized losses on derivatives:
Unrealized holding losses arising during the period before tax	(3,874)	(2,133)
Less reclassification adjustment for caplet amortization before tax	(246)	(414)
	(3,628)	(1,719)

Other comprehensive income (loss), before tax	(7,665)	3,985
Tax expense (benefit)	(1,924)	996
Other comprehensive income (loss), net of tax	(5,741)	2,989

Comprehensive income	$50,099	$58,571

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Six Months Ended June 30, 2024 and 2023

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2023	$16,749	$370,814	$554,992	$(55,959)	$886,596
Net income	—	—	26,726	—	26,726
Other comprehensive loss, net of tax	—	—	—	(5,373)	(5,373)
Common cash dividends declared, $0.06 per share	—	—	(1,008)	—	(1,008)
Stock-based compensation expense	—	941	—	—	941
Issuance of common stock under employee benefit plans	58	(598)	—	—	(540)
Balance, March 31, 2024	$16,807	$371,157	$580,710	$(61,332)	$907,342
Net income	—	—	29,114	—	29,114
Other comprehensive loss, net of tax	—	—	—	(368)	(368)
Common cash dividends declared, $0.06 per share	—	—	(1,008)	—	(1,008)
Stock-based compensation expense	—	696	—	—	696
Issuance of common stock under employee benefit plans	18	525	—	—	543
Balance, June 30, 2024	$16,825	$372,378	$608,816	$(61,700)	$936,319

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2022	$16,796	$370,712	$450,114	$(64,898)	$772,724
Net income	—	—	27,157	—	27,157
Other comprehensive income, net of tax	—	—	—	9,325	9,325
Common cash dividends declared, $0.06 per share	—	—	(1,010)	—	(1,010)
Repurchase and cancellation of 152,500 shares of common stock
as a result of a share repurchase program	(153)	(3,356)	(4,210)	—	(7,719)
Stock-based compensation expense	—	953	—	—	953
Issuance of common stock under employee benefit plans	71	(7)	—	—	64
Balance, March 31, 2023	$16,714	$368,302	$472,051	$(55,573)	$801,494
Net income	—	—	28,425	—	28,425
Other comprehensive loss, net of tax	—	—	—	(6,336)	(6,336)
Common cash dividends declared, $0.06 per share	—	—	(1,003)	—	(1,003)
Repurchase and cancellation of 22,500 shares of common stock
as a result of a share repurchase program	(23)	(495)	(449)	—	(967)
Stock-based compensation expense	—	673	—	—	673
Issuance of common stock under employee benefit plans	23	380	—	—	403
Balance, June 30, 2023	$16,714	$368,860	$499,024	$(61,909)	$822,689

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2024 and 2023

	2024	2023

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,840	$55,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,522	4,039
Provision for credit losses	8,465	7,534
Stock-based compensation expense	1,637	1,626
Deferred compensation expense accrued	3,113	2,674
Gains on other real estate owned, net	(173)	(89)
Amortization of premiums on securities, net	346	736
Caplet amortization	246	414
Fair value loss on derivatives and trading securities	112	344
Ineffectiveness on fair value hedges	1	—
Securities losses, net	—	451
Loans originated for sale	(40,768)	(36,241)
Proceeds on sales of loans	41,389	34,556
Gains on sales of residential real estate loans	(922)	(812)
Gains on sales of government guaranteed portions of loans	(36)	(30)
(Gains) losses on sales and disposals of premises and equipment	(2)	26
Amortization of intangibles	1,380	1,531
Accretion of acquisition fair value adjustments, net	(268)	(962)
Increase in cash value of bank-owned life insurance	(1,600)	(1,545)
Gain on bank-owned life insurance death benefits	(2,232)	—
Increase in other assets	(12,861)	(23,883)
Decrease (increase) in other liabilities	(29,102)	14,506
Net cash provided by operating activities	$29,087	$60,457

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	27,300	48,145
Net (increase) decrease in interest-bearing deposits at financial institutions	10,807	(98,887)
Proceeds from sales of other real estate owned	1,151	283
Activity in securities portfolio:
Purchases	(65,755)	(60,387)
Calls, maturities and redemptions	25,607	69,754
Paydowns	8,347	8,410
Sales	445	30,556
Activity in restricted investment securities:
Purchases	(6,948)	(3,177)
Redemptions	4,271	13,690
Proceeds from the liquidation of bank-owned life insurance	4,085	—
Net increase in loans/leases originated and held for investment	(319,789)	(244,679)
Purchase of premises and equipment	(22,314)	(4,730)
Proceeds from sales of premises and equipment	2	445
Net cash used in investing activities	$(332,791)	$(240,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	250,663	622,503
Net increase (decrease) in short-term borrowings	100	(127,780)
Activity in Federal Home Loan Bank advances:
Term advances	—	135,000
Net change in short-term and overnight advances	50,000	(415,000)
Payment of cash dividends on common stock	(2,012)	(2,023)
Proceeds from issuance of common stock, net	3	467
Repurchase and cancellation of shares	—	(8,686)
Net cash provided by financing activities	$298,754	$204,481

Net increase (decrease) in cash and due from banks	(4,950)	24,361

Cash and due from banks, beginning	97,123	59,723
Cash and due from banks, ending	$92,173	$84,084

	2024	2023

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments for:
Interest	$123,467	$78,966
Income/franchise taxes	3,066	1,031

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale and derivative instruments, net	(5,741)	2,989
Transfers of loans to other real estate owned	—	61
Transfer of loans to held for sale for securitizations in preparation	243,193	291,050
Increase (decrease) in the fair value of back-to-back interest rate swap assets and liabilities	5,570	(7,442)
Dividends payable	1,008	1,003
Measurement period adjustment to goodwill	—	1,420

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The interim unaudited Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2023, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited Consolidated Financial Statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended June 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

ACL: Allowance for credit losses	GAAP: Generally Accepted Accounting Principles
AFS: Available for sale	GB: Guaranty Bank
Allowance: Allowance for credit losses	GDP: Gross domestic product
AOCI: Accumulated other comprehensive income (loss)	GFED: Guaranty Federal Bancshares, Inc.
ASC: Accounting Standards Codification	HTM: Held to maturity
ASU: Accounting Standards Update	ICS: Insured Cash Sweep
BOLI: Bank-owned life insurance	LIBOR: London Inter-Bank Offered Rate
Caps: Interest rate cap derivatives	LIHTC: Low-income housing tax credit
CDARS: Certificate of Deposit Account Registry Service	m2: m2 Equipment Finance, LLC
CECL: Current Expected Credit Losses	NIM: Net interest margin
Community National: Community National Bancorporation	NPA: Nonperforming asset
Company: QCR Holdings, Inc.	NPL: Nonperforming loan
CRBT: Cedar Rapids Bank & Trust Company	OBS: Off-balance sheet
CRE: Commercial real estate	OREO: Other real estate owned
CSB: Community State Bank	OTTI: Other-than-temporary impairment
C&I: Commercial and industrial	PCAOB: Public Company Accounting Oversight Board
EBA: Excess balance account	Provision: Provision for credit losses
EPS: Earnings per share	QCBT: Quad City Bank & Trust Company
Exchange Act: Securities Exchange Act of 1934, as	ROAA: Return on average assets
amended	ROAE: Return on average equity
FASB: Financial Accounting Standards Board	SEC: Securities and Exchange Commission
FDIC: Federal Deposit Insurance Corporation	SOFR: Secured Overnight Financing rate
Federal Reserve: Board of Governors of the Federal	TA: Tangible assets
Reserve System	TCE: Tangible common equity
FHLB: Federal Home Loan Bank	TEY: Tax equivalent yield
FRB: Federal Reserve Bank of Chicago	VIE: Variable interest entities

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries which include the accounts of four commercial banks:  QCBT, CRBT, CSB and GB. All four banks are state-chartered commercial banks and all are members of the Federal Reserve system. The Company also engages in direct financing lease contracts through m2, a wholly owned subsidiary of QCBT. Additionally, the Company also engages in wealth management services through its banking subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Credit quality indicators: During the first quarter of 2024, the Company revised the risk rating scale used for credit quality monitoring. The previous risk rating scale and associated definitions are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024. With the exception of leases and equipment financing agreements, all loans are now risk rated utilizing the following internal risk rating scale:

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

In March 2024, the FASB issued ASU 2024-01, “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” Under the standard, the accounting guidance improves GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance of “Topic 718, Compensation -  Stock Compensation” for profits interest and similar awards.  The illustrative examples will benefit investors and other allocators of capital by providing them with more consistent information. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, and interim periods within those annual periods.  The standard is not expected to have an impact on the Company’s financial statements.

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of June 30, 2024 and December 31, 2023 are summarized as follows:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
June 30, 2024:
Securities HTM:
Municipal securities	$719,778	$(202)	$24,827	$(48,989)	$695,414
Other securities	1,050	(1)	—	(16)	1,033
	$720,828	$(203)	$24,827	$(49,005)	$696,447

Securities AFS:
U.S. govt. sponsored agency securities	$22,717	$—	$11	$(2,627)	$20,101
Residential mortgage-backed and related securities	60,950	—	1	(6,243)	54,708
Municipal securities	205,340	—	—	(40,072)	165,268
Asset-backed securities	12,516	—	205	—	12,721
Other securities	40,715	—	12	(3,313)	37,414
	$342,238	$—	$229	$(52,255)	$290,212

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2023:
Securities HTM:
Municipal securities	$682,657	$(202)	$33,385	$(36,639)	$679,201
Other securities	1,050	(1)	44	(15)	1,078
	$683,707	$(203)	$33,429	$(36,654)	$680,279

Securities AFS:
U.S. govt. sponsored agency securities	$17,399	$—	$12	$(2,438)	$14,973
Residential mortgage-backed and related securities	65,168	—	—	(5,972)	59,196
Municipal securities	206,566	—	11	(35,590)	170,987
Asset-backed securities	15,261	—	167	(5)	15,423
Other securities	44,239	(989)	—	(4,174)	39,076
	$348,633	$(989)	$190	$(48,179)	$299,655

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023, are summarized in the tables below. Securities AFS, for which an allowance for credit losses has been provided, are not included in these disclosures as there are no unrealized losses remaining after consideration of the ACL.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
June 30, 2024:
Securities HTM:
Municipal securities	$101,617	$(3,262)	$267,081	$(45,727)	$368,698	$(48,989)
Other securities	500	(1)	534	(15)	1,034	(16)
	$102,117	$(3,263)	$267,615	$(45,742)	$369,732	$(49,005)

Securities AFS:
U.S. govt. sponsored agency securities	$5,760	$(4)	$13,507	$(2,623)	$19,267	$(2,627)
Residential mortgage-backed and related securities	74	(1)	54,502	(6,242)	54,576	(6,243)
Municipal securities	809	(1)	164,459	(40,071)	165,268	(40,072)
Asset-backed securities	—	—	—	—	—	—
Other securities	2,674	(327)	33,770	(2,986)	36,444	(3,313)
	$9,317	$(333)	$266,238	$(51,922)	$275,555	$(52,255)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2023:
Securities HTM:
Municipal securities	$1,320	$(11)	$289,891	$(36,628)	$291,211	$(36,639)
Other securities	535	(15)	—	—	535	(15)
	$1,855	$(26)	$289,891	$(36,628)	$291,746	$(36,654)

Securities AFS:
U.S. govt. sponsored agency securities	$—	$—	$14,018	$(2,438)	$14,018	$(2,438)
Residential mortgage-backed and related securities	—	—	59,118	(5,972)	59,118	(5,972)
Municipal securities	283	(2)	169,876	(35,588)	170,159	(35,590)
Asset-backed securities	—	—	3,804	(5)	3,804	(5)
Other securities	3,805	(393)	35,271	(3,781)	39,076	(4,174)
	$4,088	$(395)	$282,087	$(47,784)	$286,175	$(48,179)

At June 30, 2024, the investment portfolio included 647 securities. Of this number, 553 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 9.5% of the total amortized cost of the portfolio. Of these 553 securities, there were 464 securities that had an unrealized loss for twelve months or more due to the current rate environment.

For the six months ended June 30, 2023, the Company’s impairment evaluation determined that one publicly traded debt security experienced a decline in fair value due to credit quality, rather than market factors. As a result, the Company recognized a credit loss expense of $989 thousand in the first quarter and established an ACL on the related AFS security. For the six months ended June 30, 2024, the remaining ACL on the related AFS security was removed as the security had been sold.

The following table presents the activity in the allowance for credit losses for held to maturity and available for sale securities by major security type for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended						Six Months Ended
	June 30, 2024				June 30, 2023		June 30, 2024				June 30, 2023
	Securities HTM			Securities AFS	Securities HTM	Securities AFS	Securities HTM			Securities AFS	Securities HTM	Securities AFS
	Municipal	Other		Corporate	Municipal	Corporate	Municipal	Other		Corporate	Municipal	Other
	securities	securities	Total	securities	securities	securities	securities	Securities	Total	securities	securities	securities

	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$202	$1	$203	$—	$180	$989	$202	$1	$203	$989	$180	$—
Reduction due to sales	—	—	—	—	—	—	—	—	—	(544)	—	—
Provision for credit loss expense	—	—	—	—	—	—	—	—	—	(445)	—	989
Balance, ending	$202	$1	$203	$—	$180	$989	$202	$1	$203	$—	$180	$989

Trading securities had a fair value of $22.4 million as of June 30, 2024 and December 31, 2023, respectively and consist of retained beneficial interests acquired in conjunction with Freddie Mac securitizations completed by the Company in 2023. The change in fair value on trading securities for the three months ended June 30, 2024 was a net gain of $234 thousand. The change in market value on trading securities for the six months ended June 30, 2024 was a net gain of $253 thousand. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

There were no transfers of securities between classifications for the three and six months ended June 30, 2024 or 2023.

All sales of securities for the three and six months ended June 30, 2024 and 2023 were securities identified as AFS.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Proceeds from sales of securities	$—	$1,940	$445	$30,568
Gross gains from sales of securities	—	12	—	56
Gross losses from sales of securities	—	—	—	(507)

The amortized cost and fair value of securities as of June 30, 2024 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$1,912	$1,893
Due after one year through five years	21,605	22,436
Due after five years	697,311	672,118
	$720,828	$696,447
Securities AFS:
Due in one year or less	$6,298	$6,293
Due after one year through five years	19,044	17,849
Due after five years	243,430	198,641
	268,772	222,783
Residential mortgage-backed and related securities	60,950	54,708
Asset-backed securities	12,516	12,721
	$342,238	$290,212

Portions of the U.S. government sponsored agency securities and municipal securities as of June 30, 2024, contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$249,059	$246,233

Securities AFS:
Municipal securities	204,660	164,606
Other securities	39,757	36,444
	$244,417	$201,050

As of June 30, 2024, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 79 issuers with fair values totaling $94.2 million and revenue bonds, issued by 163 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $766.5 million. The Company also held investments in general obligation bonds in 18 states, including eight states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 31 states, including 14 states in which the aggregate fair value exceeded $5.0 million.

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

Both general obligation and revenue bonds are diversified across many issuers. As of June 30, 2024 and as of December 31, 2023, the Company held revenue bonds of two issuers, both located in Ohio, of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. The issuers’ financial conditions are strong and the sources of repayment are diversified. The Company monitors the investments and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to the Company’s loan underwriting standards and have an average loan risk rating of 2, indicating Superior Quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of June 30, 2024, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of June 30, 2024, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of June 30, 2024 and December 31, 2023 is presented as follows:

	June 30, 2024	December 31, 2023

	(dollars in thousands)
C&I:
C&I - revolving	$362,115	$325,243
C&I - other */**	1,463,198	1,481,778
	1,825,313	1,807,021

CRE - owner occupied	633,596	607,365
CRE - non-owner occupied	1,082,457	1,008,892
Construction and land development**	1,082,348	1,420,525
Multi-family**	1,477,483	996,143
Direct financing leases***	25,808	31,164
1-4 family real estate****	583,542	544,971
Consumer	143,839	127,335
	6,854,386	6,543,416
Allowance for credit losses	(87,706)	(87,200)
	$6,766,680	$6,456,216
*** Direct financing leases:
Net minimum lease payments to be received	$28,823	$34,966
Estimated unguaranteed residual values of leased assets	165	165
Unearned lease/residual income	(3,180)	(3,967)
	25,808	31,164
Plus deferred lease origination costs, net of fees	39	75
	25,847	31,239
Less allowance for credit losses	(800)	(992)
	$25,047	$30,247

*      Includes equipment financing agreements outstanding at m2, totaling $338.1 million and $319.5 million as of June 30, 2024 and December 31, 2023, respectively.

**     As of June 30, 2024, there were multi-family loans held for sale in preparation for securitization totaling $243.2 million.  There were no loans held for sale in preparation for securitization at December 31, 2023.

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

**** Includes residential real estate held for sale totaling $2.9 million and $2.6 million as of June 30, 2024 and December 31, 2023, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $36.5 million and $31.8 million at June 30, 2024 and December 31, 2023, respectively, and was included in other assets on the consolidated balance sheets.

Changes in net accretable discounts on acquired loans for the three and six months ended June 30, 2024 and 2023, respectively, are presented as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	Performing	Performing	Performing	Performing
	Loans	Loans	Loans	Loans

	(dollars in thousands)

Balance at the beginning of the period	$(3,539)	$(5,239)	$(3,891)	$(6,088)
Accretion recognized	268	135	620	984
Balance at the end of the period	$(3,271)	$(5,104)	$(3,271)	$(5,104)

The aging of the loan/lease portfolio by classes of loans/leases as of June 30, 2024 and December 31, 2023 is presented as follows:

	As of June 30, 2024
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$361,717	$—	$398	$—	$—	$362,115
C&I - other	1,440,829	5,034	4,121	—	13,214	1,463,198
CRE - owner occupied	631,321	65	—	—	2,210	633,596
CRE - non-owner occupied	1,077,874	123	—	—	4,460	1,082,457
Construction and land development	1,065,387	13,953	649	—	2,359	1,082,348
Multi-family	1,468,961	350	—	—	8,172	1,477,483
Direct financing leases	24,705	310	264	—	529	25,808
1-4 family real estate	580,831	359	78	87	2,187	583,542
Consumer	143,198	69	157	—	415	143,839
	$6,794,823	$20,263	$5,667	$87	$33,546	$6,854,386

As a percentage of total loan/lease portfolio	99.13%	0.30%	0.08%	0.00%	0.49%	100.00%

	As of December 31, 2023
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I
C&I - revolving	$325,243	$—	$—	$—	$—	$325,243
C&I - other	1,459,818	4,848	5,603	1	11,508	1,481,778
CRE - owner occupied	604,602	—	83	—	2,680	607,365
CRE - non-owner occupied	1,003,267	631	—	—	4,994	1,008,892
Construction and land development	1,418,016	—	—	—	2,509	1,420,525
Multi-family	987,971	—	—	—	8,172	996,143
Direct financing leases	30,501	186	188	—	289	31,164
1-4 family real estate	538,229	3,883	534	85	2,240	544,971
Consumer	126,868	103	3	—	361	127,335
	$6,494,515	$9,651	$6,411	$86	$32,753	$6,543,416

As a percentage of total loan/lease portfolio	99.25%	0.15%	0.10%	0.00%	0.50%	100.00%

NPLs by classes of loans/leases as of June 30, 2024 and December 31, 2023 are presented as follows:

	As of June 30, 2024
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	—	10,923	2,291	13,214	39
CRE - owner occupied	—	1,927	283	2,210	7
CRE - non-owner occupied	—	1,784	2,676	4,460	13
Construction and land development	—	2,359	—	2,359	7
Multi-family	—	—	8,172	8,172	24
Direct financing leases	—	473	56	529	2
1-4 family real estate	87	1,817	370	2,274	7
Consumer	—	415	—	415	1
	$87	$19,698	$13,848	$33,633	100%

	As of December 31, 2023
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)

C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	1	8,865	2,643	11,509	35
CRE - owner occupied	—	530	2,150	2,680	8
CRE - non-owner occupied	—	1,213	3,781	4,994	15
Construction and land development	—	2,509	—	2,509	8
Multi-family	—	—	8,172	8,172	25
Direct financing leases	—	206	83	289	1
1-4 family real estate	85	1,866	374	2,325	7
Consumer	—	361	—	361	1
	$86	$15,550	$17,203	$32,839	100%

The Company did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2024 and 2023.

Changes in the ACL on loans/leases by portfolio segment for the three and six months ended June 30, 2024 and 2023, respectively, are presented as follows:

	Three Months Ended June 30, 2024
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$4,440	$26,615	$8,416	$12,607	$12,737	$12,928	$5,289	$1,438	$84,470
Change in ACL for writedown of LHFS to fair value	—	—	—	—	513	(15)	—	—	498
Provision	(741)	5,469	(363)	(231)	(1,196)	1,344	(66)	127	4,343
Charge-offs	—	(1,681)	—	—	—	—	(21)	(49)	(1,751)
Recoveries	—	141	—	—	—	—	1	4	146
Balance, ending	$3,699	$30,544	$8,053	$12,376	$12,054	$14,257	$5,203	$1,520	$87,706

	Six Months Ended June 30, 2024
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other**	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$4,224	$27,460	$8,223	$11,581	$16,856	$12,463	$4,917	$1,476	$87,200
Change in ACL for writedown of LHFS to fair value	—	—	—	—	—	(2,879)	—	—	(2,879)
Provision	(525)	7,696	(170)	795	(4,802)	4,673	309	103	8,079
Charge-offs	—	(5,219)	—	—	—	—	(24)	(68)	(5,311)
Recoveries	—	607	—	—	—	—	1	9	617
Balance, ending	$3,699	$30,544	$8,053	$12,376	$12,054	$14,257	$5,203	$1,520	$87,706

*   Included within the C&I – Other column are ACL on leases with a beginning balance of $884 thousand, negative provision of $106 thousand, no charge-offs and recoveries of $22 thousand. ACL on leases was $800 thousand as of June 30, 2024.

** Included within the C&I – Other column are ACL on leases with a beginning balance of $992 thousand, provision of $174 thousand, charge-offs of $89 thousand and recoveries of $71 thousand.  ACL on leases was $800 thousand as of June 30, 2024.

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

*    Included within the C&I – Other column are ACL on leases with a beginning balance of $1.1 million, negative provision of $10 thousand, charge-offs of $49 thousand and recoveries of $12 thousand. ACL on leases was $1.0 million as of June 30, 2023.

**  Included within the C& I – Other column are ACL on leases with a beginning balance of $970 thousand, provision of $59 thousand, charge-offs of $53 thousand and recoveries of $30 thousand.  ACL on leases was $1.0 million as of June 30, 2023.

The composition of the ACL on loans/leases by portfolio segment based on evaluation method are as follows:

	As of June 30, 2024
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$3,875	$358,240	$362,115	$10	$3,689	$3,699
C&I - other*	25,648	1,463,358	1,489,006	6,398	24,146	30,544
	29,523	1,821,598	1,851,121	6,408	27,835	34,243
CRE - owner occupied	27,495	606,101	633,596	2,371	5,682	8,053
CRE - non-owner occupied	21,751	1,060,706	1,082,457	1,075	11,301	12,376
Construction and land development	6,758	1,075,590	1,082,348	790	11,264	12,054
Multi-family	8,201	1,469,282	1,477,483	4	14,253	14,257
1-4 family real estate	3,039	580,503	583,542	280	4,923	5,203
Consumer	547	143,292	143,839	67	1,453	1,520
	$97,314	$6,757,072	$6,854,386	$10,995	$76,711	$87,706

*   Included within the C&I – Other category are leases individually evaluated of $529 thousand with a related allowance for credit losses of $171 thousand and leases collectively evaluated of $25.3 million with a related allowance for credit losses of $629 thousand as of June 30, 2024.

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

*   Included within the C&I – Other category are leases individually evaluated of $289 thousand with a related allowance for credit losses of $68 thousand and leases collectively evaluated of $30.9 million with a related allowance for credit losses of $924 thousand as of December 31, 2023.

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$3,875	$—	$—	$—	$—	$—	$—	$3,875
C&I - other*	5,919	—	—	—	5,177	12,176	2,376	25,648
	9,794	—	—	—	5,177	12,176	2,376	29,523
CRE - owner occupied	—	27,432	—	63	—	—	—	27,495
CRE - non-owner occupied	—	—	21,751	—	—	—	—	21,751
Construction and land development	—	—	6,758	—	—	—	—	6,758
Multi-family	—	—	8,201	—	—	—	—	8,201
1-4 family real estate	—	—	185	2,854	—	—	—	3,039
Consumer	—	—	119	410	—	—	18	547
	$9,794	$27,432	$37,014	$3,327	$5,177	$12,176	$2,394	$97,314

*   Included within the C&I – Other category are leases individually evaluated of $529 thousand with primary collateral of equipment as of June 30, 2024.

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

*   Included within the C&I – Other category are leases individually evaluated of $289 thousand with primary collateral of equipment as of December 31, 2023.

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

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of June 30, 2024:

	As of June 30, 2024
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass	$42,413	$28,875	$500	$—	$11	$—	$262,354	$334,153
Special Mention	—	80	1,115	—	—	—	22,892	24,087
Substandard	2,749	—	—	—	—	—	1,126	3,875
Doubtful	—	—	—	—	—	—	—	—
Total C&I - revolving	$45,162	$28,955	$1,615	$—	$11	$—	$286,372	$362,115

C&I - other
Pass	$177,001	$313,812	$253,330	$88,465	$55,368	$161,254	$37,192	$1,086,422
Special Mention	5,892	5,914	3,624	4,859	2,950	1,117	357	24,713
Substandard	2,345	13	5,124	278	175	5,661	377	13,973
Doubtful	—	—	—	—	—	—	—	—
Total C&I - other	$185,238	$319,739	$262,078	$93,602	$58,493	$168,032	$37,926	$1,125,108

CRE - owner occupied
Pass	$36,647	$101,075	$118,873	$125,020	$99,720	$81,650	$27,004	$589,989
Special Mention	3,774	73	—	10,182	4,299	1,782	1,211	21,321
Substandard	2,172	292	534	328	16,769	2,191	—	22,286
Doubtful	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$42,593	$101,440	$119,407	$135,530	$120,788	$85,623	$28,215	$633,596

CRE - non-owner occupied
Pass	$63,524	$206,697	$315,786	$169,580	$119,775	$136,806	$36,921	$1,049,089
Special Mention	4,354	158	57	—	—	6,898	150	11,617
Substandard	—	4,335	1,200	—	1,953	14,263	—	21,751
Doubtful	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$67,878	$211,190	$317,043	$169,580	$121,728	$157,967	$37,071	$1,082,457

Construction and land development
Pass	$219,952	$446,423	$261,550	$101,730	$14,207	$70	$28,518	$1,072,450
Special Mention	—	649	—	—	—	—	2,491	3,140
Substandard	4,188	—	1,367	1,203	—	—	—	6,758
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$224,140	$447,072	$262,917	$102,933	$14,207	$70	$31,009	$1,082,348

Multi-family
Pass	$100,632	$203,713	$335,693	$279,294	$350,772	$185,529	$13,649	$1,469,282
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	8,201	—	—	—	8,201
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family	$100,632	$203,713	$335,693	$287,495	$350,772	$185,529	$13,649	$1,477,483

1-4 family real estate
Pass	$67,157	$129,189	$95,117	$116,564	$83,206	$72,864	$16,347	$580,444
Special Mention	—	—	—	57	—	9	78	144
Substandard	—	279	772	613	234	940	116	2,954
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$67,157	$129,468	$95,889	$117,234	$83,440	$73,813	$16,541	$583,542

Consumer
Pass	$8,469	$20,330	$7,694	$1,924	$2,647	$2,081	$100,073	$143,218
Special Mention	—	—	—	—	—	—	74	74
Substandard	—	174	160	33	—	115	65	547
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$8,469	$20,504	$7,854	$1,957	$2,647	$2,196	$100,212	$143,839

Total	$741,269	$1,462,081	$1,402,496	$908,331	$752,086	$673,230	$550,995	$6,490,488

	As of June 30, 2024
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$89,027	$120,871	$80,150	$27,989	$7,982	$971	$—	$326,990
Nonperforming	—	3,056	5,099	2,640	280	25	—	11,100
Total C&I - other	$89,027	$123,927	$85,249	$30,629	$8,262	$996	$—	$338,090

Direct financing leases
Performing	$1,102	$11,281	$8,690	$1,980	$1,259	$967	$—	$25,279
Nonperforming	—	78	284	38	121	8	—	529
Total Direct financing leases	$1,102	$11,359	$8,974	$2,018	$1,380	$975	$—	$25,808

Total	$90,129	$135,286	$94,223	$32,647	$9,642	$1,971	$—	$363,898

* Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

The following table shows the gross charge-offs of loans and leases by class of receivable and year of origination for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024							Six Months Ended June 30, 2024
	Gross Charge-off by Origination Year							Gross Charge-off by Origination Year
Classes of Loans/Leases	2024	2023	2022	2021	2020	Prior	Total	2024	2023	2022	2021	2020	Prior	Total

	(dollars in thousands)							(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
C&I - other	—	206	826	570	79	—	1,681	7	884	2,859	1,092	112	176	5,130
CRE - owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	—	—
CRE - non-owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Direct financing leases	—	—	—	—	—	—	—	—	—	10	24	42	13	89
1-4 family real estate	—	21	—	—	—	—	21	—	21	—	—	—	3	24
Consumer	—	1	22	11	15	—	49	—	1	41	11	15	—	68
	$—	$228	$848	$581	$94	$—	$1,751	$7	$906	$2,910	$1,127	$169	$192	$5,311

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

There were no loan and lease modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024. Any loan and lease modifications to borrowers experiencing financial difficulty during 2023 were immaterial.

Changes in the ACL for OBS exposures for the three and six months ended June 30, 2024 and 2023 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(dollars in thousands)

Balance, beginning	$9,207	$6,033	$9,529	$5,552
Provisions to expense	1,153	293	831	774
Balance, ending	$10,360	$6,326	$10,360	$6,326

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

At June 30, 2024, the Company determined it was not the primary beneficiary of these VIEs, primarily because the Company did not have the power to direct the activities that most significantly impact the VIEs. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

As of both June 30, 2024, and December 31, 2023, the Company’s total assets related to the VIEs were $22.4 million and there were no liabilities recorded. The Company’s maximum exposure to loss associated with these VIEs consists of the capital invested plus any unfunded equity commitments that are binding. As of June 30, 2024, the maximum exposure to loss was $31.8 million.

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES

Derivatives are summarized as follows as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(dollars in thousands)
Assets:
Hedged Derivatives
Cash Flow Hedges
Interest rate caps	$1,783	$2,847
Interest rate swaps	2,680	1,689
Fair Value Hedges
Interest rate swaps	1,881	—
Unhedged Derivatives
Interest rate caps	586	951
Interest rate swaps	187,424	181,854
	$194,354	$187,341

Liabilities:
Hedged Derivatives
Cash Flow Hedges
Interest rate swaps	(33,906)	(30,407)
Interest rate collars	(468)	(166)
Fair Value Hedges
Interest rate swaps	—	(3,308)
Unhedged Derivatives
Interest rate swaps	(187,424)	(181,854)
	$(221,798)	$(215,735)

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

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	June 30, 2024	December 31, 2023
(dollars in thousands)

Deposits	1/1/2020	1/1/2024	Derivatives - Assets	$25,000	1.75%	$-	$(79)
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	50,000	1.57%	-	-
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.80%	-	-
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.75%	443	672
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	50,000	1.57%	893	1,503
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.80%	447	751
				$200,000		$1,783	$2,847

The Company has entered into interest rate swaps to hedge against the risk of rising rates on one of its variable rate subordinated notes and its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	June 30, 2024	December 31, 2023

		(dollars in thousands)

QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Assets	$10,000	7.14%	4.54%	$509	$335
Community National Statutory Trust III	9/15/2018	9/15/2028	Derivatives - Assets	3,500	7.34%	4.75%	182	118
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Assets	4,500	7.34%	4.75%	234	152
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Assets	3,000	7.76%	5.17%	156	101
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Assets	10,000	8.44%	5.85%	522	341
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Assets	8,000	8.44%	5.85%	418	272
Guaranty Statutory Trust II*	5/23/2019	2/23/2026	Derivatives - Assets	10,310	7.03%	4.09%	407	370
QCR Holdings Subordinated Note	3/1/2024	2/15/2028	Derivatives - Assets	65,000	5.34%	4.02%	252	-
				$114,310			$2,680	$1,689

* Acquired on April 1, 2022 with GFED acquisition.

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.    The interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	June 30, 2024	December 31, 2023
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	5.45%	$(5,623)	$(5,004)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	5.45%	(8,033)	(7,149)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	5.45%	(6,436)	(5,730)
Loans	10/1/2022	7/1/2031	Derivatives - Liabilities	25,000	1.30%	5.45%	(4,047)	(3,696)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	5.45%	(977)	(868)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	5.45%	(3,256)	(2,892)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	5.45%	(2,279)	(2,024)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	5.45%	(3,255)	(3,044)
				$300,000			$(33,906)	$(30,407)

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate loans.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collar is designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collar is as follows:

							Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	June 30, 2024	December 31, 2023
Loans	10/1/2022	10/1/2026	Derivatives - Liabilities	$50,000	4.40%	2.44%	$(468)	$(166)

The Company has entered into interest rate swaps to hedge against the risk of rising rates on loans.  The interest rate swaps are designated as fair value hedges in accordance with ASC 815. The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	June 30, 2024	December 31, 2023
(dollars in thousands)

Loans	7/12/2023	8/1/2025	Derivatives - Assets	15,000	5.33%	4.60%	46	(69)
Loans	7/12/2023	2/1/2026	Derivatives - Assets	$25,000	5.33%	4.38%	$104	$(195)
Loans	7/12/2023	2/1/2026	Derivatives - Assets	15,000	5.33%	4.38%	62	(117)
Loans	7/12/2023	2/1/2026	Derivatives - Assets	20,000	5.33%	4.38%	83	(140)
Loans	7/12/2023	8/1/2026	Derivatives - Assets	30,000	5.33%	4.21%	151	(293)
Loans	7/12/2023	8/1/2026	Derivatives - Assets	15,000	5.33%	4.21%	76	(146)
Loans	7/12/2023	8/1/2026	Derivatives - Assets	20,000	5.33%	4.21%	101	(176)
Loans	7/12/2023	2/1/2027	Derivatives - Assets	32,500	5.33%	4.08%	194	(364)
Loans	7/12/2023	2/1/2027	Derivatives - Assets	15,000	5.33%	4.08%	90	(168)
Loans	7/12/2023	2/1/2027	Derivatives - Assets	20,000	5.33%	4.08%	119	(202)
Loans	7/12/2023	8/1/2027	Derivatives - Assets	32,500	5.33%	3.98%	225	(397)
Loans	7/12/2023	8/1/2027	Derivatives - Assets	15,000	5.33%	3.98%	104	(183)
Loans	7/12/2023	8/1/2027	Derivatives - Assets	25,000	5.33%	3.98%	172	(276)
Loans	7/12/2023	2/1/2028	Derivatives - Assets	30,000	5.33%	3.90%	236	(388)
Loans	7/12/2023	2/1/2028	Derivatives - Assets	15,000	5.33%	3.90%	118	(194)
				$325,000			$1,881	$(3,308)

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

For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings. The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	June 30, 2024	December 31, 2023
(dollars in thousands)

2/1/2020	2/1/2024	Derivatives - Assets	$25,000	1.90%	$-	$79
3/1/2020	3/3/2025	Derivatives - Assets	25,000	1.90%	586	872
			$50,000		$586	$951

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

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	June 30, 2024		December 31, 2023
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$3,731,140	$187,424	$3,308,024	$181,854
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$3,731,140	$187,424	$3,308,024	$181,854

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)
Income and expense line items presented in the consolidated statements of income	$119,746	$63,583	$98,377	$45,172

The effects of cash flow hedging:
Gain (loss) on interest rate caps on deposits	-	(1,039)	-	(1,875)
Gain (loss) on interest rate swaps on junior subordinated debentures	-	(337)	-	(275)
Gain (loss) on interest rate swaps and collars on loans	(2,987)	-	(2,207)	-

The effects of fair value hedging:
Gain on interest rate swaps on loans	985	-	-	-

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)

Income and expense line items presented in the consolidated statements of income	$234,795	$123,933	$192,594	$82,579

The effects of cash flow hedging:
Gain (loss) on interest rate caps on deposits	-	(2,155)	-	(3,456)
Gain (loss) on interest rate swaps on junior subordinated debentures	-	(673)	-	(502)
Gain (loss) on interest rate swaps and collars on loans	(5,961)	-	(4,262)	-

The effects of fair value hedging:
Gain on interest rate swaps on loans	1,962	-	-	-

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	June 30, 2024	December 31, 2023

	(dollars in thousands)

Cash	$34,960	$51,680
U.S govt. sponsored agency securities	6,262	6,413
Municipal securities	63,824	68,651
Residential mortgage-backed and related securities	21,268	23,358
	$126,314	$150,102

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

NOTE 6 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$6,650	21.0%	$6,802	21.0%	$12,509	21.0%	$13,090	21.0%
Tax exempt income, net	(3,986)	(12.6)	(3,182)	(9.8)	(7,761)	(13.0)	(6,398)	(10.3)
Bank-owned life insurance	(622)	(2.0)	(176)	(0.5)	(804)	(1.3)	(324)	(0.5)
State income taxes, net of federal benefit, current year	1,088	3.4	1,239	3.8	2,102	3.5	2,428	3.9
Tax credits	35	0.1	(32)	(0.1)	(51)	(0.1)	(209)	(0.3)
Income from tax credit equity investments	(497)	(1.6)	(478)	(1.5)	(1,093)	(1.8)	(891)	(1.4)
Excess tax benefit on stock options exercised and restricted stock awards vested	(54)	(0.1)	(46)	(0.1)	(524)	(0.9)	(444)	(0.7)
Other	(60)	(0.1)	(160)	(0.6)	(652)	(1.1)	(503)	(0.9)
Federal and state income tax expense	$2,554	8.1%	$3,967	12.2%	$3,726	6.3%	$6,749	10.8%

Effective January 1, 2024, the Company made an election under ASU 2023-02 to account for its LIHTC investments using the proportional amortization method under newly adopted accounting guidance.  Under the proportional amortization method, the Company applies a practical expedient for its LIHTC investments and amortizes the initial cost of the qualifying investments in proportion to the income tax credits received in the current period as compared to the total income tax credits expected to be received over the life of the investment.  For LIHTC investments, the Company amortized the initial cost of qualifying investments in proportion to the income tax credits and other income tax benefits received in the current period.

The following table summarizes the impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(dollars in thousands)			(dollars in thousands)

Tax credits recognized	$2,115	$2,204	$1,784	$4,319	$2,905
Other tax benefits recognized	613	729	514	1,342	1,022
Amortization	(2,092)	(2,061)	(1,616)	(4,153)	(2,581)
Net benefit included in income tax	636	872	682	1,508	1,346

Other income	—	—	—	—	—
Allocated income on investments	—	—	—	—	—
Net benefit included in noninterest income	—	—	—	—	—

Net benefit included in the Consolidated Statements of Operations	$636	$872	$682	$1,508	$1,346

The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three and six months ending June 30, 2024 and 2023.

NOTE 7 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(dollars in thousands, except share data)

Net income	$29,114	$28,425	$55,840	$55,582

Basic EPS	$1.73	$1.70	$3.32	$3.32
Diluted EPS	$1.72	$1.69	$3.30	$3.29

Weighted average common shares outstanding	16,814,814	16,701,950	16,799,081	16,739,120
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	107,040	97,577	117,183	131,710
Weighted average common and common equivalent shares outstanding	16,921,854	16,799,527	16,916,264	16,870,830

NOTE 8 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at June 30, 2024 and December 31, 2023:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
June 30, 2024:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$20,101	$—	$20,101	$—
Residential mortgage-backed and related securities	54,708	—	54,708	—
Municipal securities	165,268	—	165,268	—
Asset-backed securities	12,721	—	12,721	—
Other securities	37,414	—	37,414	—
Securities trading	22,362	—	—	22,362
Derivatives	194,354	—	194,354	—
Total assets measured at fair value	$506,928	$—	$484,566	$22,362

Derivatives	$221,798	$—	$221,798	$—
Total liabilities measured at fair value	$221,798	$—	$221,798	$—

December 31, 2023:
Securities AFS:
U.S. govt. sponsored agency securities	$14,973	$—	$14,973	$—
Residential mortgage-backed and related securities	59,196	—	59,196	—
Municipal securities	170,987	—	170,987	—
Asset-backed securities	15,423	—	15,423	—
Other securities	39,076	—	39,076	—
Securities trading	22,369	—	—	22,369
Derivatives	187,341	—	187,341	—
Total assets measured at fair value	$509,365	$—	$486,996	$22,369

Derivatives	$215,735	$—	$215,735	$—
Total liabilities measured at fair value	$215,735	$—	$215,735	$—

The securities AFS portfolio consists of securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Trading securities consist of retained beneficial interests from securitizations and are classified as a Level 3 in the fair value hierarchy.  Fair values are estimated using the discounted cash flow method, including discount rates which are deemed to be significant unobservable inputs. As of June 30, 2024, the discount rates ranged from 5.85% to 7.62%.

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

Assets measured at fair value on a non-recurring basis comprised the following at June 30, 2024 and December 31, 2023:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

June 30, 2024:
Loans/leases evaluated individually	$33,910	$—	$—	$33,910
Loans receivable held for sale in preparation for securitization	243,193	—	—	243,193
OREO	399	—	—	399
Other repossessed assets	576	—	—	576
	$278,078	$—	$—	$278,078

December 31, 2023:
Loans/leases evaluated individually	$33,656	$—	$—	$33,656
OREO	1,455	—	—	1,455
	$35,111	$—	$—	$35,111

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	June 30,	December 31,
	2024	2023	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$33,910	$33,656	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
Loans receivable held for sale in preparation for securitization	243,193	—	Market prices for similar loans	Market price adjustments		n/a
OREO	399	1,455	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%
Other repossessed assets	576	—	Average auction prices	Market price adjustments		n/a

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

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three and six months ended June 30, 2024 and 2023.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of June 30, 2024		As of December 31, 2023
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$92,173	$92,173	$97,123	$97,123
Federal funds sold	Level 2	8,150	8,150	35,450	35,450
Interest-bearing deposits at financial institutions	Level 2	94,112	94,112	104,919	104,919
Investment securities:
HTM	Level 2	720,625	696,447	683,504	680,279
AFS	Level 2	290,212	290,212	299,655	299,655
Trading	Level 3	22,362	22,362	22,369	22,369
Loans/leases receivable, net	Level 3	31,398	33,910	31,163	33,656
Loans/leases receivable, net	Level 2	6,735,282	6,468,550	6,425,053	6,125,433
Derivatives	Level 2	194,354	194,354	187,341	187,341

Deposits:
Nonmaturity deposits	Level 2	5,688,913	5,688,913	5,504,323	5,504,323
Time deposits	Level 2	1,075,754	1,071,579	1,009,682	996,746
Short-term borrowings	Level 2	1,600	1,600	1,500	1,500
FHLB advances	Level 2	485,000	485,231	435,000	437,178
Subordinated notes	Level 2	233,276	239,136	233,064	240,235
Junior subordinated debentures	Level 2	48,795	40,718	48,731	40,397
Derivatives	Level 2	221,798	221,798	215,735	215,735

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

Selected financial information on the Company's business segments is presented as follows as of and for the three and six months ended June 30, 2024 and 2023:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended June 30, 2024
Total revenue	$41,866	$50,167	$21,480	$37,924	$37,295	$(38,097)	$150,635
Net interest income	17,725	17,100	11,284	13,862	(4,174)	366	56,163
Provision for credit losses	3,228	2,028	47	193	—	—	5,496
Net income (loss) from continuing operations	5,557	17,736	4,627	8,266	29,667	(36,739)	29,114
Goodwill	3,223	14,980	9,888	110,936	—	—	139,027
Intangibles	—	755	1,148	10,538	—	—	12,441
Total assets	2,559,049	2,428,266	1,531,109	2,369,754	1,263,250	(1,279,437)	8,871,991

Three Months Ended June 30, 2023
Total revenue	$35,375	$51,303	$17,333	$28,324	$34,925	$(36,363)	$130,897
Net interest income	16,403	16,223	10,657	13,601	(3,989)	310	53,205
Provision for credit losses	3,620	480	198	(692)	—	—	3,606
Net income (loss) from continuing operations	4,816	19,353	4,613	5,156	28,945	(34,458)	28,425
Goodwill	3,223	14,980	9,888	110,936	—	—	139,027
Intangibles	—	991	1,729	12,508	—	—	15,228
Total assets	2,611,832	2,389,623	1,332,966	2,179,844	1,143,683	(1,431,275)	8,226,673

Six Months Ended June 30, 2024
Total revenue	$82,248	$98,142	$41,989	$71,549	$70,964	$(72,350)	$292,542
Net interest income	34,688	34,008	22,359	27,376	(8,283)	714	110,862
Provision for credit losses	6,453	1,794	233	(15)	—	—	8,465
Net income (loss) from continuing operations	10,460	35,779	9,076	13,272	56,990	(69,737)	55,840
Goodwill	3,223	14,980	9,888	110,936	—	—	139,027
Intangibles	—	755	1,148	10,538	—	—	12,441
Total assets	2,559,049	2,428,266	1,531,109	2,369,754	1,263,250	(1,279,437)	8,871,991

Six Months Ended June 30, 2023
Total revenue	$68,499	$94,426	$33,901	$55,945	$69,594	$(71,409)	$250,956
Net interest income	33,391	33,402	21,547	28,973	(7,952)	654	110,015
Provision for credit losses	5,193	1,996	690	(345)	—	—	7,534
Net income (loss) from continuing operations	11,854	35,753	9,373	10,543	56,625	(68,566)	55,582
Goodwill	3,223	14,980	9,888	110,936	—	—	139,027
Intangibles	—	991	1,729	12,508	—	—	15,228
Total assets	2,611,832	2,389,623	1,332,966	2,179,844	1,143,683	(1,431,275)	8,226,673

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of June 30, 2024 and December 31, 2023, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of June 30, 2024 and

December 31, 2023 are presented in the following tables (dollars in thousands).  As of June 30, 2024 and December 31, 2023, each of the subsidiary banks met such capital requirements to be “well capitalized.”

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of June 30, 2024:
Company:
Total risk-based capital	$1,215,780	14.21%	$684,345	>	8.00%	$855,431	>	10.50%	$898,203	>	10.00%
Tier 1 risk-based capital	897,236	10.49	513,259	>	6.00	684,345	>	8.50	727,116	>	8.00
Tier 1 leverage	897,236	10.40	345,057	>	4.00	431,321	>	4.00	345,057	>	5.00
Common equity Tier 1	848,441	9.92	384,944	>	4.50	556,030	>	7.00	598,802	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$311,392	12.91%	$192,968	>	8.00%	$241,210	>	10.50%	$253,271	>	10.00%
Tier 1 risk-based capital	281,205	11.66	144,726	>	6.00	192,968	>	8.50	205,029	>	8.00
Tier 1 leverage	281,205	11.11	101,245	>	4.00	126,557	>	4.00	101,245	>	5.00
Common equity Tier 1	281,205	11.66	108,545	>	4.50	156,787	>	7.00	168,847	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$417,981	15.87%	$210,700	>	8.00%	$263,375	>	10.50%	$276,544	>	10.00%
Tier 1 risk-based capital	390,482	14.83	158,025	>	6.00	210,700	>	8.50	223,869	>	8.00
Tier 1 leverage	390,482	16.22	96,312	>	4.00	120,390	>	4.00	96,312	>	5.00
Common equity Tier 1	390,482	14.83	118,519	>	4.50	171,194	>	7.00	184,362	>	6.50
Community State Bank:
Total risk-based capital	$179,959	12.61%	$114,161	>	8.00%	$142,701	>	10.50%	$149,836	>	10.00%
Tier 1 risk-based capital	165,686	11.61	85,621	>	6.00	114,161	>	8.50	121,296	>	8.00
Tier 1 leverage	165,686	11.30	58,666	>	4.00	73,332	>	4.00	58,666	>	5.00
Common equity Tier 1	165,686	11.61	64,216	>	4.50	92,756	>	7.00	99,891	>	6.50
Guaranty Bank:
Total risk-based capital	$282,164	13.26%	$170,291	>	8.00%	$212,864	>	10.50%	$223,508	>	10.00%
Tier 1 risk-based capital	258,749	12.16	127,719	>	6.00	170,291	>	8.50	180,935	>	8.00
Tier 1 leverage	258,749	11.54	89,674	>	4.00	112,092	>	4.00	89,674	>	5.00
Common equity Tier 1	258,749	12.16	95,789	>	4.50	138,362	>	7.00	149,005	>	6.50

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2023:
Company:
Total risk-based capital	$1,171,047	14.29%	$655,461	>	8.00%	$860,293	>	10.50%	$819,327	>	10.00%
Tier 1 risk-based capital	841,052	10.27	491,596	>	6.00	696,428	>	8.50	655,461	>	8.00
Tier 1 leverage	841,052	10.03	335,420	>	4.00	335,420	>	4.00	419,275	>	5.00
Common equity Tier 1	792,321	9.67	368,697	>	4.50	573,529	>	7.00	532,562	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$300,413	12.67%	$189,707	>	8.00%	$248,990	>	10.50%	$237,133	>	10.00%
Tier 1 risk-based capital	270,744	11.42	142,280	>	6.00	201,563	>	8.50	189,707	>	8.00
Tier 1 leverage	270,744	11.23	96,425	>	4.00	96,425	>	4.00	120,531	>	5.00
Common equity Tier 1	270,744	11.42	106,710	>	4.50	165,993	>	7.00	154,137	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$381,514	15.60%	$195,687	>	8.00%	$256,840	>	10.50%	$244,609	>	10.00%
Tier 1 risk-based capital	354,940	14.51	146,766	>	6.00	207,918	>	8.50	195,687	>	8.00
Tier 1 leverage	354,940	14.77	96,093	>	4.00	96,093	>	4.00	120,116	>	5.00
Common equity Tier 1	354,940	14.51	110,074	>	4.50	171,227	>	7.00	158,996	>	6.50
Community State Bank:
Total risk-based capital	$171,747	13.22%	$103,903	>	8.00%	$136,372	>	10.50%	$129,878	>	10.00%
Tier 1 risk-based capital	156,629	12.06	77,927	>	6.00	110,397	>	8.50	103,903	>	8.00
Tier 1 leverage	156,629	11.19	56,005	>	4.00	56,005	>	4.00	70,007	>	5.00
Common equity Tier 1	156,629	12.06	58,445	>	4.50	90,915	>	7.00	84,421	>	6.50
Guaranty Bank:
Total risk-based capital	$267,822	12.68%	$168,967	>	8.00%	$221,770	>	10.50%	$211,209	>	10.00%
Tier 1 risk-based capital	244,506	11.58	126,726	>	6.00	179,528	>	8.50	168,967	>	8.00
Tier 1 leverage	244,506	11.41	85,688	>	4.00	85,688	>	4.00	107,110	>	5.00
Common equity Tier 1	244,506	11.58	95,044	>	4.50	147,847	>	7.00	137,286	>	6.50

NOTE 11 - COMMITMENTS

The Company entered into a construction contract in 2023 for the construction of a new CRBT facility in Cedar Rapids, Iowa.  The Company will pay the contractor a contract price of approximately $17.0 million, subject to additions and deductions as provided in the contract documents. As of June 30, 2024, the Company has paid $10.4 million of the contract price, resulting in a remaining future commitment of $6.6 million. Construction is anticipated to be completed in the fourth quarter of 2024.

The Company entered into a construction contract in 2024 for the construction of a new CSB facility in Ankeny, Iowa.  The Company will pay the contractor a contract price of approximately $41.3 million, subject to certain agreed upon additions and deductions. As of June 30, 2024, the Company has not been obligated to make any payments under the terms of the contract. Construction is anticipated to be completed in 2026.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three and six months ending June 30, 2024. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. Page locations and specific sections and notes that are referred to in this discussion are listed in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past thirty-one years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of June 30, 2024, the Company had $8.9 billion in consolidated assets, including $6.8 billion in net loans/leases, and $6.8 billion in deposits.  The financial results of acquired entities for the periods since their acquisition are included in this report.  Further information related to acquired entities has been presented in the annual reports previously filed with the SEC corresponding to the year of each acquisition.

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

EXECUTIVE OVERVIEW

The Company reported net income of $29.1 million and diluted EPS of $1.72 for the quarter ended June 30, 2024. By comparison, for the quarter ended March 31, 2024, the Company reported net income of $26.7 million and diluted EPS of $1.58.  For the quarter ended June 30, 2023, the Company reported net income of $28.4 million, and diluted EPS of $1.69.  For the six months ended June 30, 2024, the Company reported net income of $55.8 million and diluted EPS of $3.30.  By

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

comparison, for the six months ended June 30, 2023, the Company reported net income of $55.6 million and diluted EPS of $3.29.

The second quarter of 2024 was also highlighted by the following results and events (see section titled “GAAP to Non-GAAP Reconciliations” for additional information):

●	Net interest income up $1.5 million, or 3%, from the prior quarter, an 11% annualized growth rate;
●	Adjusted NIM (TEY)(non-GAAP) expanded by 2 basis points from the prior quarter;
●	Noninterest income up $4.0 million, or 15% from the prior quarter;
●	Continued strong capital markets revenue of $17.8 million;
●	Well-controlled noninterest expenses of $49.9 million, down $0.8 million, or nearly 2% from the prior quarter; and
●	Tangible book value (non-GAAP) per share growth of $1.72, or 15% annualized.

Following is a table that represents various net income measurements for the Company:

	For the three months ended			For the six months ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(dollars in thousands)

Net income	$29,114	$26,726	$28,425	$55,840	$55,582

Diluted earnings per common share	$1.72	$1.58	$1.69	$3.30	$3.29

Weighted average common and common equivalent shares outstanding	16,921,854	16,910,675	16,799,527	16,916,264	16,870,830

The Company reported adjusted net income (non-GAAP) of $29.3 million, with adjusted diluted EPS (non-GAAP) of $1.73 for the three months ended June 30, 2024.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.  Adjusted net income (non-GAAP) for the three months ended June 30, 2024 excludes a non-recurring item, after-tax, as set forth in the GAAP to Non-GAAP Reconciliation section. The Company reported adjusted net income (non-GAAP) of $56.1 million, with adjusted diluted EPS (non-GAAP) of $3.32 for the six months ended June 30, 2024.  Adjusted net income (non-GAAP) for the six months ended June 30, 2024 excludes a non-recurring item, after-tax, as set forth in the GAAP to Non-GAAP Reconciliation section.

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended			For the six months ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(dollars in thousands)

Net interest income	$56,163	$54,699	$53,205	$110,862	$110,015
Provision for credit losses	5,496	2,969	3,606	8,465	7,534
Noninterest income	30,889	26,858	32,520	57,747	58,362
Noninterest expense	49,888	50,690	49,727	100,578	98,512
Federal and state income tax expense	2,554	1,172	3,967	3,726	6,749
Net income	$29,114	$26,726	$28,425	$55,840	$55,582

Following are some noteworthy changes in the Company's financial results:

●	Net interest income in the second quarter of 2024 increased 3% compared to the first quarter of 2024 due to expanded margin and strong loan growth, and increased 6% when compared to the second quarter of 2023 due to higher average earning assets. Loan discount accretion decreased by $95 thousand from the prior quarter. Net interest income increased 1% when comparing the first six months of 2024 to the same period of the prior year. The increase was primarily due to higher average earning assets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	Provision expense in the second quarter of 2024 increased $2.5 million as compared to the first quarter of 2024 and increased $1.9 million when compared to the second quarter of 2023. Provision expense in the first six months of 2024 increased $931 thousand compared to the first six months of 2023. The increase across both periods was due to strong loan growth and the impact of declining GDP on our CECL model factors. In addition, there was negative provision of $445 thousand on AFS securities for the first quarter of 2024 related to the sale of a debt investment in a failed bank. See the “Provision for Credit Losses” section of this report for additional details.

●	Noninterest income in the second quarter of 2024 increased $4.0 million, or 15%, compared to the first quarter of 2024. The increase in the second quarter compared to the linked quarter was primarily due to higher capital markets revenue from swap fees as strong demand for affordable housing established by our tax credit lending clients has continued. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. The Company has a strong pipeline for this business and expects it to continue to be a solid source of fee income in 2024. Additionally, the Company realized income of $2.2 million from BOLI policy proceeds received during the second quarter of 2024. Noninterest income decreased $1.6 million, or 5%, compared to the second quarter of 2023. Noninterest income decreased $615 thousand, or 1%, when comparing the first six months of 2024 to the same period of the prior year.
●	Noninterest expense decreased $802 thousand, or 2%, in the second quarter of 2024 compared to the first quarter of 2024. This decrease in the second quarter compared to the linked quarter was primarily due to lower salaries and employee benefits and lower loan/lease expense, partially offset by higher professional and data processing expense. Noninterest expense remained stable compared to the second quarter of 2023. Noninterest expense increased $2.1 million, or 2%, when comparing the first six months of 2024 to the same period in the prior year. This increase was primarily due to higher professional and data processing expense.

STRATEGIC FINANCIAL METRICS

The Company has established certain strategic financial metrics by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company's ability to achieve these metrics may be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The Company's long-term strategic financial metrics are as follows:

●	Generate loan and lease growth of 9% per year, funded by core deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	June 30, 2024	March 31, 2024	June 30, 2023
Loan and lease growth organically	Loans and leases growth	> 9% annually	12.4%	6.4%	12.2%
Fee income growth	Fee income growth	> 6% annually	(13.5)%	(20.3)%	54.2%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	(4.4)%	(3.6)%	8.8%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period that are then annualized for comparison to the prior year actual. The calculations provided exclude non-core noninterest income and noninterest expense.

It should be noted that these initiatives are long-term targets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the second quarter of 2024 to support its corporate strategy:

●	The Company grew loans and leases in the second quarter of 2024 by 12.4% on an annualized basis, driven by both LIHTC and our traditional lending and leasing businesses.
●	During the second quarter, the Company designated $243.2 million of LIHTC loans as loans held for sale in anticipation of the Company’s next loan securitization. The Company plans to continue to utilize securitizations as a liquidity and management tool, and to provide additional capacity to produce LIHTC loans and the related capital markets revenue.

●	Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. The Company acted as the correspondent bank for 188 downstream banks with total noninterest bearing deposits of $94.7 million and total interest-bearing deposits of $679.9 million as of June 30, 2024. By comparison, the Company acted as the correspondent bank for 181 downstream banks with total noninterest bearing deposits of $108.3 million and total interest-bearing deposits of $386.0 million as of June 30, 2023. This line of business provides a strong source of deposits, fee income, high-quality loan participations and bank stock loans. The Company also manages off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks of $449.2 million as of June 30, 2024, as compared to $363.7 million as of June 30, 2023.
●	The Company is focused on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. These interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for rising rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for applicable borrowers and the Company. Levels of capital markets revenue from swap fee income are influenced by prevailing interest rates. Capital markets revenue, primarily from swap fee income, totaled $17.8 million for the second quarter of 2024 as compared to $22.5 million for the same period of the prior year. Capital markets revenue, primarily from swap fee income, totaled $34.2 million for the first six months of 2024 as compared to $39.5 million for the same period of the prior year.
●	Over many years, the Company has been successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management increased by $61.2 million for the quarter ended June 30, 2024 compared to the quarter ended March 31, 2024, and increased by $628.0 million for the first six months of 2024 compared to the first six months of 2023. There were 113 new relationships added in the second quarter of 2024, totaling $203.4 million of new assets under management. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of trust fees are determined based on the value of the investments managed. The Company expects trust and investment advisory and management fees to be negatively impacted during periods of lower market valuations and positively impacted during periods of higher market valuations. The Company has recently expanded its wealth management client base into the Springfield, Missouri market and the Des Moines, Iowa metropolitan market.
●	Noninterest expense for the first six months of 2024 totaled $100.6 million as compared to $98.5 million in the first six months of 2023. The increase was primarily due to increased professional and data processing fees due to information technology investment growth.

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

	As of
GAAP TO NON-GAAP	June 30,	March 31,	June 30,
RECONCILIATIONS	2024	2024	2023

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$936,319	$907,342	$822,689
Less: Intangible assets	151,468	152,158	154,255
TCE (non-GAAP)	$784,851	$755,184	$668,434

Total assets (GAAP)	$8,871,991	$8,599,549	$8,226,673
Less: Intangible assets	151,468	152,158	154,255
TA (non-GAAP)	$8,720,523	$8,447,391	$8,072,418

TCE/TA ratio (non-GAAP)	9.00%	8.94%	8.28%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2024	2024	2023	2024	2023

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$29,114	$26,726	$28,425	$55,840	$55,582
Less non-core items (post-tax) (*):
Income:
Securities gains (losses), net	$—	$—	$9	$—	$(356)
Fair value gain (loss) on derivatives, net	(145)	(144)	66	(288)	(272)
Total non-core income (non-GAAP)	$(145)	$(144)	$75	$(288)	$(628)
Expense:
Post-acquisition compensation, transition and integration costs	—	—	—	—	164
Total non-core expense (non-GAAP)	$—	$—	$—	$—	$164

Adjusted net income (non-GAAP)	$29,259	$26,870	$28,350	$56,128	$56,374

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$29,259	$26,870	$28,350	$56,128	$56,374

Weighted average common shares outstanding	16,814,814	16,783,348	16,701,950	16,799,081	16,739,120
Weighted average common and common equivalent shares outstanding	16,921,854	16,910,675	16,799,527	16,916,264	16,870,830

Adjusted EPS (non-GAAP):
Basic	$1.74	$1.60	$1.70	$3.34	$3.37
Diluted	$1.73	$1.59	$1.69	$3.32	$3.34

ADJUSTED ROAA (non-GAAP)
Adjusted net income (non-GAAP) (from above)	$29,259	$26,870	$28,350	$56,128	$56,374

Average Assets	$8,776,002	$8,550,855	$7,924,597	$8,663,429	$7,915,763

Adjusted ROAA (non-GAAP)	1.33%	1.26%	1.43%	1.30%	1.42%
Adjusted ROAE (non-GAAP)	12.69%	11.89%	13.88%	12.30%	13.99%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$56,163	$54,699	$53,205	$110,862	$110,015
Plus: Tax equivalent adjustment	8,914	8,377	6,542	17,259	12,601
Net interest income - tax equivalent (non-GAAP)	$65,077	$63,076	$59,747	$128,121	$122,616
Less: Acquisition accounting net accretion	268	363	134	631	962
Adjusted net interest income	64,809	62,713	59,613	127,490	121,654

Average earning assets	$7,999,044	$7,807,720	$7,283,286	$7,903,382	$7,265,544

NIM (GAAP)	2.82%	2.82%	2.93%	2.82%	3.05%
NIM (TEY) (non-GAAP)	3.27%	3.25%	3.29%	3.26%	3.40%
Adjusted NIM (TEY) (non-GAAP)	3.26%	3.24%	3.28%	3.24%	3.38%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$49,888	$50,690	$49,727	$100,578	$98,512

Net interest income (GAAP)	$56,163	$54,699	$53,205	$110,862	$110,015
Noninterest income (GAAP)	30,889	26,858	32,520	57,747	58,362
Total income	$87,052	$81,557	$85,725	$168,609	$168,377

Efficiency ratio (noninterest expense/total income) (non-GAAP)	57.31%	62.15%	58.01%	59.65%	58.51%

*     Non-core or non-recurring items (after-tax) are calculated using an estimated effective federal tax rate of 21%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME AND MARGIN- (TAX EQUIVALENT BASIS)

Net interest income, on a GAAP basis, increased 6% for the quarter ended June 30, 2024, compared to the same quarter of the prior year.  Net interest income, on a tax equivalent basis (non-GAAP), increased 9% for the quarter ended June 30, 2024, compared to the same quarter of the prior year. The increase was driven by higher average earning assets.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	GAAP			Tax Equivalent Basis
	For the Three Months Ended			For the Three Months Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2024	2024	2023	2024	2024	2023
Average Yield on Interest-Earning Assets	5.99%	5.89%	5.40%	6.46%	6.35%	5.78%
Average Cost of Interest-Bearing Liabilities	3.93%	3.86%	3.20%	3.93%	3.86%	3.20%
Net Interest Spread	2.06%	2.03%	2.21%	2.53%	2.49%	2.58%
NIM (TEY) (Non-GAAP)	3.27%	3.25%	3.29%	3.27%	3.25%	3.29%
NIM Excluding Acquisition Accounting Net Accretion (Non-GAAP)	2.80%	2.78%	2.91%	3.26%	3.24%	3.28%

	GAAP		Tax Equivalent Basis
	For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Average Yield on Interest-Earning Assets	6.32%	5.81%	6.41%	5.69%
Average Cost of Interest-Bearing Liabilities	3.90%	3.45%	3.90%	2.97%
Net Interest Spread	2.42%	2.36%	2.51%	2.72%
NIM (TEY) (Non-GAAP)	2.82%	3.49%	3.26%	3.40%
NIM Excluding Acquisition Accounting Net Accretion (Non-GAAP)	2.97%	3.29%	3.24%	3.38%

Acquisition accounting net accretion can fluctuate mostly depending on the payoff activity of the acquired loans.  In evaluating net interest income and NIM, it is important to understand the impact of acquisition accounting net accretion when comparing periods. The above table reports NIM with and without the acquisition accounting net accretion to allow for more appropriate comparisons.  A comparison of acquisition accounting net accretion included in NIM is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2024	2024	2023	2024	2023
	(dollars in thousands)			(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$268	$363	$134	$631	$962

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended June 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$13,065	$183	5.54%	$16,976	$223	5.27%
Interest-bearing deposits at financial institutions	80,998	1,139	5.66%	90,814	1,123	4.96%
Investment securities - taxable	377,747	4,286	4.53%	342,991	3,693	4.30%
Investment securities - nontaxable (1)	704,761	9,462	5.37%	577,494	6,217	4.31%
Restricted investment securities	43,398	869	7.92%	35,031	506	5.71%
Gross loans/leases receivable (1) (2) (3)	6,779,075	112,719	6.69%	6,219,980	93,159	6.01%
Total interest earning assets	7,999,044	128,658	6.46%	7,283,286	104,921	5.78%

Noninterest-earning assets:
Cash and due from banks	77,663			70,799
Premises and equipment	135,156			118,363
Less allowance	(84,507)			(86,841)
Other	648,646			538,990
Total assets	$8,776,002			$7,924,597

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$4,649,625	40,924	3.54%	$3,965,592	27,227	2.75%
Time deposits	1,091,870	12,128	4.47%	1,190,440	11,219	3.78%
Short-term borrowings	1,622	21	5.18%	1,980	34	6.82%
FHLB advances	464,231	6,238	5.32%	211,593	2,653	4.96%
Subordinated notes	233,207	3,582	6.14%	232,782	3,303	5.68%
Junior subordinated debentures	48,774	688	5.58%	48,647	738	6.00%
Total interest-bearing liabilities	6,489,329	63,581	3.93%	5,651,034	45,174	3.20%
Effect of noninterest bearing liabilities			(0.50)%			(0.53)%
Cost of funds			3.43%			2.67%

Noninterest-bearing demand deposits	945,693			1,136,449
Other noninterest-bearing liabilities	418,994			320,232
Total liabilities	7,854,016			7,107,715

Stockholders' equity	921,986			816,882
Total liabilities and stockholders' equity	$8,776,002			$7,924,597
Net interest income		$65,077			$59,747
Net interest spread			2.53%			2.58%
Net interest margin			2.82%			2.93%
Net interest margin (TEY)(Non-GAAP)			3.27%			3.29%
Adjusted net interest margin (TEY)(Non-GAAP)			3.26%			3.28%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.26%			128.88%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended June 30, 2024

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2024 vs. 2023
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(40)	$68	$(108)
Interest-bearing deposits at financial institutions	16	561	(545)
Investment securities - taxable	593	205	388
Investment securities - nontaxable (2)	3,245	1,711	1,534
Restricted investment securities	363	224	139
Gross loans/leases receivable (2) (3)	19,560	10,900	8,660
Total change in interest income	23,737	13,669	10,068

INTEREST EXPENSE
Interest-bearing deposits	13,697	8,558	5,139
Time deposits	909	5,752	(4,843)
Short-term borrowings	(13)	(7)	(6)
Federal Home Loan Bank advances	3,585	206	3,379
Subordinated notes	279	273	6
Junior subordinated debentures	(50)	(64)	14
Total change in interest expense	18,407	14,718	3,689

Total change in net interest income	$5,330	$(1,049)	$6,379

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Six Months Ended June 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$16,510	$452	5.41%	$18,119	$457	5.09%
Interest-bearing deposits at financial institutions	86,277	2,339	5.45%	82,246	1,945	4.77%
Investment securities - taxable	375,644	8,546	4.54%	337,844	7,059	4.17%
Investment securities - nontaxable (1)	695,365	18,813	5.41%	598,244	13,009	4.35%
Restricted investment securities	40,742	1,543	7.49%	36,391	1,018	5.56%
Gross loans/leases receivable (1) (2) (3)	6,688,844	220,392	6.63%	6,192,700	181,707	5.92%
Total interest earning assets	7,903,382	252,085	6.41%	7,265,544	205,195	5.69%

Noninterest-earning assets:
Cash and due from banks	77,713			71,056
Premises and equipment, net	131,567			118,231
Less allowance for estimated losses on loans/leases	(85,638)			(87,380)
Other	636,405			548,312
Total assets	$8,663,429			$7,915,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$4,589,479	80,027	3..51%	$4,016,217	51,003	2.56%
Time deposits	1,099,746	24,473	4.48%	1,031,062	17,222	3.37%
Short-term borrowings	1,688	44	5.19%	4,642	132	5.75%
Federal Home Loan Bank advances	409,725	10,977	5.30%	253,729	6,174	4.84%
Subordinated notes	233,154	7,062	6.06%	232,731	6,615	5.68%
Junior subordinated debentures	48,758	1,381	5.60%	48,630	1,433	5.66%
Total interest-bearing liabilities	6,382,550	123,964	3.90%	5,587,011	82,579	2.97%
Effect of noninterest bearing liabilities			(0.51)%			(0.52)%
Cost of funds			3.39%			2.45%

Noninterest-bearing demand deposits	952,099			1,189,095
Other noninterest-bearing liabilities	416,101			333,812
Total liabilities	7,750,750			7,109,918

Stockholders' equity	912,679			805,845
Total liabilities and stockholders' equity	$8,663,429			$7,915,763
Net interest income		$128,121			$122,616
Net interest spread			2.51%			2.72%
Net interest margin			2.82%			3.05%
Net interest margin (TEY)(Non-GAAP)			3.26%			3.40%
Adjusted net interest margin (TEY)(Non-GAAP)			3.24%			3.38%
Ratio of average interest earning assets to average interest-bearing liabilities	123.83%			130.04%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the six months ended June 30, 2024

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2024 vs. 2023
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(5)	$66	$(71)
Interest-bearing deposits at other financial institutions	394	293	101
Investment securities - taxable	1,487	658	829
Investment securities - nontaxable (2)	5,804	3,483	2,321
Restricted investment securities	525	390	135
Gross loans/leases receivable (2) (3)	38,685	23,192	15,493
Total change in interest income	46,890	28,082	18,808

INTEREST EXPENSE
Interest-bearing demand deposits	29,024	20,961	8,063
Time deposits	7,251	6,031	1,220
Short-term borrowings	(88)	(12)	(76)
Federal Home Loan Bank advances	4,803	643	4,160
Subordinated notes	447	435	12
Junior subordinated debentures	(52)	(64)	12
Total change in interest expense	41,385	27,994	13,391

Total change in net interest income	$5,505	$88	$5,417

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased $21.4 million, comparing the second quarter of 2024 to the same period of 2023, and increased $42.2 million when comparing the first six months of 2024 to the same period of 2023.  Interest income (tax equivalent non-GAAP) increased $23.7 million, comparing the second quarter of 2024 to the same period of 2023, and increased $46.9 million when comparing the first six months of 2024 to the same period of 2023. This increase in interest income across both periods was primarily due to continued loan growth with increased interest rates.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INTEREST EXPENSE

Interest expense increased $18.4 million, comparing the second quarter of 2024 to the same period of 2023, and increased $41.4 million, comparing the first six months of 2024 to the same period of 2023. The increase across both periods was due to the higher cost of funds as well as an increase in FHLB advances. The Company’s cost of funds was 3.43% for the quarter ended June 30, 2024, an increase from 2.67% for the quarter ended June 30, 2023. The Company’s cost of funds was 3.39% for the six months ended June 30, 2024, an increase from 2.45% for the six months ended June 30, 2023.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

	(dollars in thousands)		(dollars in thousands)

Provision for credit losses - loans and leases	$4,343	$3,313	$8,079	$5,771
Provision for credit losses - off-balance sheet exposures	1,153	293	831	774
Provision for credit losses - available for sale securities	—	—	(445)	989
Total provision for credit losses	$5,496	$3,606	$8,465	$7,534

The Company had a total provision for credit losses on loans and leases of $4.3 million for the second quarter of 2024, which an increase from $3.3 million for the same period of 2023, primarily driven by loan growth during the quarter and the impact of declining GDP on CECL model factors.  The provision related to OBS was $1.2 million for the second quarter of 2024 compared to $293 thousand for the second quarter of 2023. The increase was due to the impact of declining GDP on CECL model factors. There was no provision related to HTM securities for the second quarter of 2024 or 2023.

Provision for loans and leases for the first six months of 2024 totaled $8.1 million, an increase from $5.8 million for the first six months of 2023.  The increase in provision on loans and leases was primarily driven by loan growth. The provision related to OBS was $831 thousand for the first six months of 2024 compared to a provision related to OBS of $774 thousand for the first six months of 2023.  The increase was due to the impact of declining GDP on CECL model factors.  There was no provision related to HTM securities for the first six months of 2024 or 2023. There was a negative provision of $445 thousand on AFS securities for the first six months of 2024 as the results of the change in fair value of a debt investment in a failed bank.  This was a legacy investment acquired as part of the 2022 GFED acquisition in which an allowance was established for the entire balance of the bond in March 2023 and due to favorable changes in market conditions during 2024, partially recovered in value and was then sold during the first quarter of 2024.

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

The Company had an ACL for loans/leases held for investment of 1.33% of total gross loans/leases held for investment at June 30, 2024, compared to 1.33% at March 31, 2024 and 1.41% at June 30, 2023.  Management has evaluated the allowance needed on the loans acquired prior to the adoption of ASU 2016-13 on January 1, 2021, factoring in the remaining discount, which was $3.3 million and $5.1 million at June 30, 2024 and June 30, 2023, respectively.

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following table sets forth the various categories of noninterest income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,	June 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)

Trust fees	$3,103	$2,844	$259	9.1%
Investment advisory and management fees	1,214	986	228	23.1
Deposit service fees	1,986	2,034	(48)	(2.4)
Gains on sales of residential real estate loans, net	540	500	40	8.0
Gains on sales of government guaranteed portions of loans, net	12	—	12	100.0
Capital markets revenue	17,758	22,490	(4,732)	(21.0)
Securities gains, net	—	12	(12)	(100.0)
Earnings on bank-owned life insurance	2,964	838	2,126	253.7
Debit card fees	1,571	1,589	(18)	(1.1)
Correspondent banking fees	510	356	154	43.3
Loan related fee income	962	770	192	24.9
Fair value gain on derivatives and trading securities	51	83	(32)	(38.6)
Other	218	18	200	1,111.1
Total noninterest income	$30,889	$32,520	$(1,631)	(5.0)%

	Six Months Ended
	June 30,	June 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)

Trust fees	$6,302	$5,750	$552	9.6%
Investment advisory and management fees	2,315	1,865	450	24.1
Deposit service fees	4,008	4,062	(54)	(1.3)
Gains on sales of residential real estate loans, net	922	812	110	13.5
Gains on sales of government guaranteed portions of loans, net	36	30	6	20.0
Capital markets revenue	34,215	39,513	(5,298)	(13.4)
Securities losses, net	—	(451)	451	100.0
Earnings on bank-owned life insurance	3,832	1,545	2,287	148.0
Debit card fees	3,037	3,055	(18)	(0.6)
Correspondent banking fees	1,022	747	275	36.8
Loan related fee income	1,798	1,421	377	26.5
Fair value loss on derivatives and trading securities	(112)	(344)	232	(67.4)
Other	372	357	15	4.2
Total noninterest income	$57,747	$58,362	$(615)	(1.1)%

The Company continues to be successful in expanding its wealth management client base and new assets under management. Trust fees continue to be a significant contributor to noninterest income. Assets under management have increased $61.2 million since March 31, 2024 and have increased by $628.0 million since June 30, 2023 due to market fluctuation and new client additions.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. Trust fees are primarily determined based on the market value of the investments within the fully-managed trusts. Trust fees increased 9% in the second quarter of 2024 as compared to the same period of the prior year and increased 10% when comparing the first six months of 2024 to the first six months of 2023 due to market performance and new assets under management.  The Company expects trust fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.

Investment advisory and management fees increased 23% comparing the first quarter of 2024 to the same period of the prior year, and increased 24% when comparing the first six months of 2024 to the first six months of 2023. Similar to trust

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

fees, investment advisory and management fees are largely determined based on the market value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Deposit service fees decreased 2% in the second quarter of 2024 as compared to the same period of the prior year, and decreased 1% when comparing the first six months of 2024 to the first six months of 2023. During the second quarter of 2024, the Company’s total deposits decreased modestly by $42.1 million, or less than 1%. When comparing annualized YTD growth of total deposits, the Company continues to be successful in expanding its core deposit base with a targeted focus on growing the number of net new accounts in 2024.

Gains on sales of residential real estate loans, net, increased 8% when comparing the second quarter of 2024 to the same period of the prior year, and increased 14% when comparing the first six months of 2024 to the first six months of 2023. The increases across both periods were due to increased volume of client residential real estate purchase activity generating higher levels of gains.

The Company has grown its capital markets revenue significantly over the past several years.  The Company’s interest rate swap program consists of back-to-back interest rate swaps with two types of commercial borrowers: (1) traditional commercial loans of a certain minimum size and sophistication, and (2) LIHTC permanent loans.  Most of the growth has been in the latter category as the Company has grown relationships with strong LIHTC developers with many years of experience.  The LIHTC industry is strong and growing with an increased need for affordable housing.  The back-to-back interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent upon the pricing from an upstream counter party.

Capital markets revenue totaled $17.8 million for the second quarter of 2024, compared to $22.5 million for the second quarter of 2023. Capital markets revenue totaled $34.2 million for the first six months of 2024 compared to $39.5 million for the first six months of 2023. In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans.  Therefore, the mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans. Future levels of swap fees are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

Also included in capital markets revenue are gains on loan securitizations. The Company has identified $243.2 million of LIHTC loans for securitization that are planned to close in the third quarter of 2024. LIHTC securitizations will continue in the future as a tool to provide capacity for continued LIHTC loan production.

There were no securities gains or losses for the three and six months ended June 30, 2024.  Securities gains totaled $12 thousand for the three months ended June 30, 2023 and securities losses totaled $451 thousand for the six months ended June 30, 2023.  The Company sold $29 million of securities during the first quarter of 2023.  The securities sold were part of a strategy to partially deleverage the Company’s balance sheet with an anticipated rapid earn back of the modest loss before the end of the calendar year.

Earnings on BOLI increased 254% comparing the second quarter of 2024 to the second quarter of 2023 and increased 148% comparing the first six months of 2024 to the first six months of 2023. The increase was due primarily to $2.2 million of death benefit proceeds on BOLI received in the second quarter of 2024. There were no purchases of BOLI in the first six months of 2024 or 2023. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees remained stable comparing the second quarter of 2024 as compared to the same period of the prior year, and also comparing the first six months of 2024 to the first six months of 2023. The fees can vary based on customer debit card usage, so fluctuations from

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 43% comparing the second quarter of 2024 to the same period of the prior year, and increased 37% comparing the first six months of 2024 to the first six months of 2023. The increase was primarily due to a shift of correspondent banking balances from non-interest bearing accounts to interest bearing accounts, in light of increasing rates. Fees from correspondent banks generally increase when non-interest bearing account balances decrease due to lower associated earnings credits. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves approximately 188 banks in Iowa, Illinois, Missouri and Wisconsin.

Loan-related fee income increased 25% comparing the second quarter of 2024 to the same period of the prior year, and increased 27% comparing the first six months of 2024 to the first six months of 2023.  The increase across both periods was primarily due to the growth in our commercial credit card portfolio.

Fair value gain on derivatives and trading securities was $51 thousand in the second quarter of 2024, as compared to $83 thousand in gains in the same period of the prior year.  Fair value loss on derivatives and trading securities was $112 thousand in the first six months of 2024 as compared to $344 thousand in the first six months of 2023.  The Company uses unhedged cap instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates. Fair value gains or losses will fluctuate depending on the interest rate environment.  See Note 5 to the Consolidated Financial Statements for additional information.

Other noninterest income increased $200 thousand, or 1,111%, in the second quarter of 2024 as compared to the same period of the prior year.  Other noninterest income increased 4% comparing the first six months of 2024 to the first six months of 2023. Included in other noninterest income is income on equity investments.  Income on equity investments is largely determined based on the market value of the investments managed. As a result, income fluctuates with market valuations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,	June 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$31,079	$31,459	$(380)	(1.2)%
Occupancy and equipment expense	6,377	6,100	277	4.5
Professional and data processing fees	4,823	4,078	745	18.3
FDIC insurance, other insurance and regulatory fees	1,854	1,927	(73)	(3.8)
Loan/lease expense	151	652	(501)	(76.8)
Net cost of and gains/losses on operations of real estate	28	—	28	100.0
Advertising and marketing	1,565	1,735	(170)	(9.8)
Communication and data connectivity	318	471	(153)	(32.5)
Supplies	259	281	(22)	(7.8)
Bank service charges	622	621	1	0.2
Correspondent banking expense	363	221	142	64.3
Intangibles amortization	690	765	(75)	(9.8)
Payment card processing	706	542	164	30.3
Trust expense	379	337	42	12.5
Other	674	538	136	25.3
Total noninterest expense	$49,888	$49,727	$161	0.3%

	Six Months Ended
	June 30,	June 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$62,939	$63,462	$(523)	(0.8)%
Occupancy and equipment expense	12,891	12,014	877	7.3
Professional and data processing fees	9,436	7,592	1,844	24.3
Post-acquisition compensation, transition and integration costs	—	207	(207)	(100.0)
FDIC insurance, other insurance and regulatory fees	3,799	3,301	498	15.1
Loan/lease expense	529	1,208	(679)	(56.2)
Net cost of (income from) and gains/losses on operations of other real estate	(2)	(67)	65	(97.0)
Advertising and marketing	3,048	2,972	76	2.6
Communication and data connectivity	719	1,136	(417)	(36.7)
Supplies	534	586	(52)	(8.9)
Bank service charges	1,190	1,226	(36)	(2.9)
Correspondent banking expense	668	431	237	55.0
Intangibles amortization	1,380	1,531	(151)	(9.9)
Payment card processing	1,352	1,087	265	24.4
Trust expense	804	551	253	45.9
Other	1,291	1,275	16	1.3
Total noninterest expense	$100,578	$98,512	$2,066	2.1%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, declined 1% when comparing the second quarter of 2024 to the same period of the prior year. Salary and employee benefits decreased 1% when comparing the first six months of 2024 to the first six months of 2023.

Occupancy and equipment expense increased 5% comparing the second quarter of 2024 to the same period of the prior year, and increased 7% comparing the first six months of 2024 to the first six months of 2023. The increase was due to higher IT service contracts expense and depreciation.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Professional and data processing fees increased 18% comparing the second quarter of 2024 to the same period of the prior year, and increased 24% comparing the first six months of 2024 to the first six months of 2023. The increase was due primarily to increased CDARS and ICS expenses as well as increased data processing expenses. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

There were no post-acquisition compensation, transition and integration costs in 2024, whereas such costs totaled $207 thousand in the first six months of 2023. These costs were comprised primarily of IT integration and data conversion costs related to the acquisition of GFED.

FDIC insurance, other insurance and regulatory fee expense decreased 4%, when comparing the second quarter of 2024 to the same period of the prior year, and increased 15% when comparing the first six months of 2024 to the first six months of 2023.  The increase in expense for the first six months of 2024 was due to asset growth and higher FDIC insurance rates.

Loan/lease expense decreased 77% when comparing the second quarter of 2024 to the same quarter of the prior year, and decreased 56% comparing the first six months of 2024 to the first six months of 2023. The decrease was due primarily to lower legal expense on loan workouts and higher recoveries of legal expenses incurred on loan workouts.  Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs as NPLs have increased 29% since June 30, 2023.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net cost of and gains/losses on operations of other real estate for the second quarter of 2024 totaled $28 thousand.  There was no net income from and gains/losses on operations of other real estate for the second quarter of 2023.  Net income from and gain/losses on operations of other real estate totaled $2 thousand for the first six months of 2024, compared to net income from and gains/losses on operations of other real estate of $67 thousand for the first six months of 2023.

Advertising and marketing expense decreased 10% comparing the second quarter of 2024 to the same period of the prior year, and increased 3% comparing the first six months of 2024 to the first six months of 2023. The decrease in expense compared to the linked quarter was primarily due to a reduction in brochure marketing as well as sponsorships. The increase in expense for the first six months of 2024 was primarily due to the increased marketing of our deposit products.

Communication and data connectivity expense decreased 33% comparing the second quarter of 2024 to the same period of the prior year, and decreased 37% comparing the first six months of 2024 to the first six months of 2023.  The decrease was primarily due to improvements to our data center connectivity channels and a reduction in cell phone and air card expenses as the Company continues to improve operational efficiencies.

Supplies expense decreased 8% comparing the second quarter of 2024 to the same period of the prior year, and decreased 9% comparing the first six months of 2024 to the first six months of 2023. This decrease is primarily due to the timing of purchases.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, remained stable when comparing the second quarter of 2024 to the same period of the prior year, and decreased 3% comparing the first six months of 2024 to the first six months of 2023.  As transaction volumes and the number of correspondent banking clients fluctuate, the associated expenses are expected to also fluctuate.

Correspondent banking expense increased 64% when comparing the second quarter of 2024 to the same period of the prior year, and increased 55% comparing the first six months of 2024 to the first six months of 2023.  The increase in correspondent expenses includes planned monthly costs for an upgraded safekeeping platform. These are direct costs

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense decreased 10% when comparing the second quarter of 2024 to the same period of the prior year, and decreased 10% comparing the first six months of 2024 to the first six months of 2023. The amortization expense is due to the prior acquisitions.  These expenses will naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

Payment card processing expense increased 30% when comparing the second quarter of 2024 to the same period of the prior year, and increased 24% comparing the first six months of 2024 to the first six months of 2023 due to an increased volume of transactions.

Trust expense increased 13% when comparing the second quarter of 2024 to the same period of the prior year, and increased 46% comparing the first six months of 2024 to the first six months of 2023. The increase was due to the planned system conversions of the trust and tax accounting platforms that occurred during the third quarter of 2023.

Other noninterest expense increased 25% when comparing the second quarter of 2024 to the same period of the prior year, and remained stable comparing the first six months of 2024 to the first six months of 2023.  The increase was primarily due to increased insurance claim loss reserves at our QCRH Risk Management entity. Included in other noninterest expense are items such as meals and entertainment, subscriptions and sales and use tax.

INCOME TAXES

In the second quarter of 2024, the Company incurred income tax expense of $2.6 million, compared to income tax expense of $4.0 million in the same period of the prior year. During the first six months of 2024, the Company incurred income tax expense of $3.7 million, compared to income tax expense of $6.7 million in the first six months of 2023. The Company continues to benefit from increased tax exempt income due to strong growth in tax-exempt loan and bond portfolios.  As a result, this has helped drive the Company’s effective tax rate lower for both the three and six months periods ended June 30, 2024. Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 6 to the Consolidated Financial Statements for additional detail.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet:

	As of
	June 30, 2024		March 31, 2024		December 31, 2023		June 30, 2023

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$194,435	2%	$158,008	2%	$237,492	3%	$259,096	3%
Securities	1,033,199	12%	1,031,861	12%	1,005,528	12%	882,888	11%
Net loans/leases	6,766,680	76%	6,563,866	76%	6,456,216	75%	6,293,523	77%
Derivatives	194,354	2%	183,888	2%	187,341	2%	170,294	2%
Other assets	683,323	8%	661,926	8%	652,317	8%	620,872	7%
Total assets	$8,871,991	100%	$8,599,549	100%	$8,538,894	100%	$8,226,673	100%

Total deposits	$6,764,667	76%	$6,806,775	79%	$6,514,005	77%	$6,606,720	81%
Total borrowings	768,671	9%	489,633	6%	718,295	8%	418,368	5%
Derivatives	221,798	2%	211,677	2%	215,735	3%	195,841	2%
Other liabilities	180,536	2%	184,122	2%	204,263	2%	183,055	2%
Total stockholders' equity	936,319	11%	907,342	11%	886,596	10%	822,689	10%
Total liabilities and stockholders' equity	$8,871,991	100%	$8,599,549	100%	$8,538,894	100%	$8,226,673	100%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

During the second quarter of 2024, the Company's total assets increased $272.4 million, or 3%, from March 31, 2024, to a total of $8.9 billion. The Company’s net loans/leases increased $202.8 million in the second quarter of 2024. The increase in net loans/leases was driven primarily by strength in our LIHTC lending business.  The Company also experienced improved loan demand from its traditional commercial lending/leasing businesses. Deposits decreased modestly at $42.1 million, or 1%, during the second quarter of 2024.  Borrowings increased $279.0 million, or 57%, during the second quarter of 2024 due primarily to funding needs for strong loan growth.

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

Trading securities had a fair value of $22.4 million as of June 30, 2024 and consisted of retained beneficial interests acquired in conjunction with loan securitizations completed by the Company in 2023. The change in market value on trading securities for the three and six months ended June 30, 2024 was a net gain of $234 thousand and $253 thousand, respectively. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

Following is a breakdown of the Company's securities portfolio by type, the percentage of net unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	June 30, 2024		March 31, 2024		December 31, 2023		June 30, 2023
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. govt. sponsored agency securities	$20,101	2%	$14,442	1%	$14,973	1%	$18,942	2%
Municipal securities	885,046	86%	884,469	86%	853,442	85%	743,608	84%
Residential mortgage-backed and related securities	54,708	5%	56,071	6%	59,196	6%	60,957	7%
Asset-backed securities	12,721	1%	14,285	1%	15,423	2%	17,393	2%
Other securities	38,464	4%	40,539	4%	40,125	4%	42,168	5%
Trading securities	22,362	2%	22,258	2%	22,369	2%	—	-%
	$1,033,402	100%	$1,032,064	100%	$1,005,528	100%	$883,068	100%

Securities as a % of total assets	11.65%		12.00%		11.78%		10.73%
Net unrealized losses as a % of Amortized Cost	(7.17)%		(6.98)%		(4.96)%		(9.81)%
Duration (in years)	6.2		6.2		6.2		5.7
Annual yield on investment securities (tax equivalent)	5.08%		5.14%		4.30%		4.31%

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LOANS/LEASES

Total loans/leases grew 9.5% on an annualized basis during the first six months of 2024.  The mix of the loan/lease classes within the Company's loan/lease portfolio is presented in the following table:

	As of
	June 30, 2024		March 31, 2024		December 31, 2023		June 30, 2023
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$362,115	5%	$326,129	5%	$325,243	5%	$304,617	5%
C&I - other	1,463,198	21%	1,470,609	22	1,481,778	23	1,402,553	21
CRE - owner occupied	633,596	9%	621,069	9	607,365	9	609,717	10
CRE - non-owner occupied	1,082,457	16%	1,055,089	16	1,008,892	15	963,814	15
Construction and land development	1,082,348	16%	1,149,527	17	1,420,525	22	1,307,766	21
Multi-family	1,477,483	22%	1,303,566	20	996,143	15	1,100,794	17
Direct financing leases	25,808	0%	28,089	-	31,164	1	32,937	1
1-4 family real estate	583,542	9%	563,358	9	544,971	8	535,405	8
Consumer	143,839	2%	130,900	2	127,335	2	121,717	2
Total loans/leases	$6,854,386	100%	$6,648,336	100%	$6,543,416	100%	$6,379,320	100%
Less allowance	(87,706)		(84,470)		(87,200)		(85,797)
Net loans/leases	$6,766,680		$6,563,866		$6,456,216		$6,293,523

CRE loans are predominantly included within the CRE – owner occupied, CRE – non-owner occupied, construction and land development and multi-family loan classes, however, CRE loans can also be included in 1-4 family based on nature of the loan. As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on the underwriting and monitoring of the characteristics and composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. Additionally, the Company reviews CRE concentrations by industry in relation to risk-based capital on a quarterly basis.  Approximately 43% of the CRE loan portfolio consists of LIHTC loans, all of which are performing and Pass rated.

The following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of June 30, 2024:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate. Within the CRE Loan portfolio, there is a low amount of office exposure, totaling $202.9 million or 3.0% of total loans at June 30, 2024.

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2024		2024		2023		2023
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of residential buildings - LIHTC	$1,918,245	43%	$1,765,908	41%	$1,650,340	40%	$—	0%
Lessors of residential buildings	444,631	10%	443,136	10	442,913	10%	2,091,510	50%
Lessors of nonresidential buildings	628,783	14%	623,629	14%	633,098	15%	591,128	14%
Hotels	137,485	3%	135,975	3%	135,915	3%	131,832	3%
New housing for-sale builders	83,929	2%	85,295	2%	84,451	2%	76,592	2%
New multifamily housing construction	67,040	1%	72,729	2%	83,310	2%	80,338	2%
Other - LIHTC	19,468	0%	18,094	0%	17,951	0%	—	0%
Other *	1,194,687	27%	1,197,027	28%	1,184,897	28%	1,211,059	29%
Total CRE loans	$4,494,268	100%	$4,341,793	100%	$4,232,875	100%	$4,182,459	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $59.5 million, or approximately 1.3% of total CRE loans in the most recent period presented.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table reflects credit quality indicators and performance of the Company’s CRE loan portfolio:

	As of June 30,				As of March 31,				As of December 31,
	2024				2024				2023
	Delinquency Status*			% of	Delinquency Status*			% of	Delinquency Status*			% of
	Performing	Nonperforming	Total	CRE	Performing	Nonperforming	Total	CRE	Performing	Nonperforming	Total	CRE

	(dollars in thousands)

Pass	$4,392,741	$—	$4,392,741	98%	$4,226,863	$—	$4,226,863	98%	$4,104,394	$—	$4,104,394	97%
Special Mention	36,855	—	36,855	1%	62,032	—	62,032	1%	72,517	—	72,517	2%
Substandard	47,353	17,319	64,672	1%	37,839	15,059	52,898	1%	37,488	18,476	55,964	1%
Doubtful	—	—	—	0%	—	—	—	0%	—	—	—	0%
	$4,476,949	$17,319	$4,494,268	100%	$4,326,734	$15,059	$4,341,793	100%	$4,214,399	$18,476	$4,232,875	100%

As a percentage of total CRE portfolio	99.61%	0.39%	100%		99.65%	0.35%	100%		99.56%	0.44%	100%

*     Performing = CRE loans accruing and less than 90 days past due. Nonperforming = CRE loans on nonaccrual and accruing CRE loans that are greater than or equal to 90 days past due.

The Company’s construction and land development loan portfolio includes the following:

	As of
	June 30, 2024		March 31, 2024		December 31, 2023		June 30, 2023
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

LIHTC construction	$750,894	69%	$738,608	64%	$943,101	66%	$870,084	67%
Construction (commercial)	268,435	25%	341,077	30	405,146	29%	359,202	27%
Land development	52,787	5%	58,675	5	59,659	4%	61,973	5%
Construction (residential)	10,232	1%	11,167	1	12,619	1%	16,507	1%
Total construction and land development	$1,082,348	100%	$1,149,527	100%	$1,420,525	100%	$1,307,766	100%

The Company's 1-4 family real estate loan portfolio includes the following:

●	Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid long-term interest rate risk.
●	A limited amount of 15-year, 20-year and 30-year fixed rate residential real estate loans that meet certain credit guidelines.

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

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2024		2024		2023		2023
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$85,537	23%	$85,670	24%	$70,821	24%	$74,534	23%
Construction - General	25,591	7%	22,468	6%	16,256	5%	17,882	5%
Trailers	23,032	6%	24,207	7%	23,186	8%	25,406	8%
Tractor	21,280	6%	21,416	6%	17,740	6%	20,410	6%
Manufacturing - General	18,900	5%	18,384	5%	17,493	6%	18,263	6%
Computer Equipment	18,623	5%	13,411	4%	7,736	3%	9,388	3%
Freightliners	17,891	5%	20,127	6%	26,433	9%	27,171	8%
Food Processing Equipment	15,059	4%	13,774	4%	14,304	5%	13,838	4%
Marine - Travelifts	14,368	4%	15,137	4%	14,653	5%	13,375	4%
Aesthetic Equipment	11,486	3%	12,057	3%	8,311	3%	9,684	3%
Other *	112,131	32%	108,165	31%	83,382	26%	98,527	30%
Total m2 loans and leases	$363,898	100%	$354,816	100%	$300,315	100%	$328,478	100%

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ALLOWANCE FOR CREDIT LOSSES ON LOANS/LEASES AND OFF-BALANCE SHEET EXPOSURES

The adequacy of the ACL was determined by management based on numerous factors, including the overall composition of the loan/lease portfolio, types of loans/leases, historical loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, government guarantees and other factors that, in management's judgment, deserved evaluation. To ensure that an adequate ACL was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed quarterly with specific detailed reviews completed on all credits risk-rated less than “special mention,” as described in Note 1 to the Consolidated Financial Statements, and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance is monitored by the credit administration staff and reported to management and the board of directors.

Changes in the ACL for loans/leases for the three and six months ended June 30, 2024 and 2023 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(dollars in thousands)

Balance, beginning	$84,470	$86,573	$87,200	$87,706
Change in ACL for the transfer of loans to LHFS	498	(2,277)	(2,879)	(3,986)
Provision	4,343	3,313	8,079	5,771
Charge-offs	(1,751)	(1,947)	(5,311)	(4,222)
Recoveries	146	135	617	528
Balance, ending	$87,706	$85,797	$87,706	$85,797

Changes in the ACL for OBS exposures for the three and six months ended June 30, 2024 and 2023 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(dollars in thousands)

Balance, beginning	$9,207	$6,033	$9,529	$5,552
Provisions to expense	1,153	293	831	774
Balance, ending	$10,360	$6,326	$10,360	$6,326

The increase in provision on OBS exposures in the second quarter and the first six months of 2024 as compared to the same periods of the prior year was driven by a decrease in the GDP factor. At June 30, 2024, the allowance for OBS exposures was $10.4 million.

The Company's levels of criticized and classified loans are reported in the following table:

	As of
Internally Assigned Risk Rating *	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023

	(dollars in thousands)

Special Mention	$85,096	$111,729	$125,308	$116,910
Substandard/Classified loans***	80,345	70,841	70,425	63,956
Doubtful/Classified loans***	—	—	—	—
Criticized Loans **	$165,441	$182,570	$195,733	$180,866

Criticized Loans as a % of Total Loans/Leases	2.41%	2.75%	2.99%	2.84%
Classified Loans as a % of Total Loans/Leases	1.17%	1.07%	1.08%	1.00%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Criticized loans and classified loans as a percentage of loans and leases decreased from March 31, 2024 to June 30, 2024 due to certain larger loans which were paid off or upgraded. The Company continues its strong focus on maintaining credit quality in an effort to limit NPLs.

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs:

	As of
	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023
ACL for loans/leases / Total loans/leases held for investment	1.33%	1.33%	1.33%	1.41%
ACL for loans/leases / NPLs	260.77%	285.55%	265.54%	328.16%

Although management believes that the ACL at June 30, 2024 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision for credit losses.  Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and equipment financing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios:

	As of June 30,	As of March 31,	As of December 31,	As of June 30,
	2024	2024	2023	2023

	(dollars in thousands)

Nonaccrual loans/leases (1)	$33,546	$29,439	$32,753	$26,062
Accruing loans/leases past due 90 days or more	87	142	86	83
Total NPLs	33,633	29,581	32,839	26,145
Other repossessed assets	512	962	—	—
OREO	369	784	1,347	—
Total NPAs	$34,514	$31,327	$34,186	$26,145

NPLs to total loans/leases	0.49%	0.44%	0.50%	0.41%
NPAs to total loans/leases plus repossessed property	0.50%	0.47%	0.52%	0.41%
NPAs to total assets	0.39%	0.36%	0.40%	0.32%
Nonaccrual loans/leases to total loans/leases	0.49%	0.44%	0.50%	0.41%
ACL to nonaccrual loans	261.45%	286.93%	266.24%	329.20%

(1)	Includes government guaranteed portion of loans, as applicable.

NPAs at June 30, 2024 were $34.5 million, an increase of  $3.2 million from March 31, 2024, and an increase of $8.6 million from June 30, 2023.  The increase in NPAs during the quarter was driven by two client relationships. The ratio of NPAs to total assets was 0.39% at June 30, 2024, an increase from 0.36% at March 31, 2024, and an increase from 0.32% at June 30, 2023.

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

DEPOSITS

Deposits decreased modestly by $42.1 million during the second quarter of 2024, primarily due to a decrease in interest-bearing demand deposits.

The table below presents the composition of the Company's deposit portfolio:

	As of
	June 30, 2024		March 31, 2024		December 31, 2023		June 30, 2023
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$956,445	14%	$955,167	14%	$1,038,689	16%	$1,101,605	17%
Interest bearing demand deposits	4,644,918	69%	4,714,555	69%	4,338,390	67%	4,374,847	65%
Time deposits	859,593	13%	875,491	13%	851,950	13%	765,801	12%
Brokered deposits	303,711	4%	261,562	4%	284,976	4%	364,467	6%
	$6,764,667	100%	$6,806,775	100%	$6,514,005	100%	$6,606,720	100%

The Company actively participates in the ICS/CDARS program, which is a trusted resource that provides FDIC insurance coverage for clients that maintain larger deposit balances.  Deposits in the ICS/CDARS program (which are included in interest-bearing deposits and time deposits in the preceding table) totaled $2.3 billion, or 34.3% of all deposits, as of June 30, 2024.

The Company’s correspondent bank deposit portfolio and funds managed consists of the following:

●	Noninterest-bearing deposits which represent correspondent banks’ operating cash used for processing transactions with the Federal Reserve,
●	Money market deposits which represent excess liquidity, and
●	EBA balances of the correspondent banks at the FRB.

The Company had total uninsured and uncollateralized deposits of $1.2 billion and $1.3 billion as of June 30, 2024 and 2023, or 18% and 20% of total deposits, respectively.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

BORROWINGS

The subsidiary banks purchase federal funds for short-term funding needs from the FRB or from their correspondent banks. The table below presents the composition of the Company's short-term borrowings:

	As of
	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023

	(dollars in thousands)

Federal funds purchased	$1,600	$2,700	$1,500	$1,850

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

The table below presents the Company's FHLB advances as of the periods indicated:

	As of
	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023
	(dollars in thousands)

Term FHLB advances	$135,000	$135,000	$135,000	$135,000
Overnight FHLB advances	350,000	70,000	300,000	—
	$485,000	$205,000	$435,000	$135,000

The Company had no change in term FHLB advances from March 31, 2024 to June 30, 2024.  The Company had an increase in overnight FHLB advances of $280.0 million from March 31, 2024 to June 30, 2024.  The increase was primarily due to funding needs to support the strong loan growth during the second quarter of 2024.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the maturity schedule including weighted average interest cost for the Company's combined wholesale funding portfolio (defined as FHLB advances and brokered deposits):

	June 30, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

	(dollars in thousands)
Year ending December 31:
2024	$487,607	5.50%	$584,976	5.45%
2025	6,142	4.75	—	—
2026	53,233	4.91	45,000	5.01
2027	87,520	4.45	45,000	4.82
2028	97,616	4.29	45,000	4.64
Thereafter	56,593	3.90	—	—
Total Wholesale Funding	$788,711	5.07%	$719,976	5.33%

During the first six months of 2024, wholesale funding increased $68.7 million due to funding needs as a result of strong loan growth.

The Company renewed its revolving credit note in the second quarter of 2024.  At renewal, the available amount under the line of credit remained unchanged at $50.0 million for which there was no outstanding balance as of June 30, 2024.  Interest on the revolving line of credit is calculated at the greater of: (a) the effective Prime Rate less 0.50% or (b) 3.00% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.

The Company had subordinated notes totaling $233.3 million and $232.9 million as of June 30, 2024 and 2023, respectively.

The Company had junior subordinated debentures totaling $48.8 million and $48.7 million as of June 30, 2024 and 2023, respectively.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity:

	As of
	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023

	(dollars in thousands)

Common stock	$16,825	$16,807	$16,749	$16,714
Additional paid in capital	372,378	371,157	370,814	368,860
Retained earnings	608,816	580,711	554,992	499,024
AOCI	(61,700)	(61,333)	(55,959)	(61,909)
Total stockholders' equity	$936,319	$907,342	$886,596	$822,689

TCE / TA ratio (non-GAAP)*	9.00%	8.94%	8.75%	8.28%

*     TCE/TA ratio is defined as total common stockholders' equity excluding goodwill and other intangibles divided by total assets. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

As of June 30, 2024 and 2023, no preferred stock was outstanding.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021.  No shares were repurchased during the first six months of 2024.  There were 760,915 shares of common stock remaining for repurchase as of June 30, 2024. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on a number of factors, including business and market conditions, regulatory requirements, availability of funds,  and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the program’s expiration, without any prior notice.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid an over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $194.4 million and $259.1 million at June 30, 2024 and 2023, respectively. The Company’s on-balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, wholesale structured repurchase agreements, brokered deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities AFS, and loan/lease participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio and on the regular monthly payments on its securities portfolio.

At June 30, 2024, the subsidiary banks had 27 lines of credit totaling $713.0 million with upstream correspondent banks, of which $252.2 million was secured and $460.8 million was unsecured. At June 30, 2024, the Company had the full $713.0 million available.

At December 31, 2023, the subsidiary banks had 25 lines of credit totaling $699.3 million with upstream correspondent banks, of which $248.5 million was secured and $470.8 million was unsecured. At December 31, 2023, $699.3 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity.  Additionally, the Company maintains a $50.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2025.  At June 30, 2024, the full $50.0 million was available.

As of June 30, 2024, the Company had $774.6 million in actual correspondent banking deposits spread over 188 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Investing activities used cash of $332.8 million during the first six months of 2024, compared to $240.6 million for the same period of 2023. The net decrease in federal funds sold was $27.3 million for the first six months of 2024, compared to a net decrease of $48.1 million for the same period of 2023. The net decrease in interest-bearing deposits at financial institutions was $10.8 million for the first six months of 2024, compared to a net increase of $98.9 million for the same period of 2023. Proceeds from calls, maturities, and paydowns of securities were $34.0 million for the first six months of 2024, compared to $78.2 million for the same period of 2023. Purchases of securities used cash of $65.8 million for the first six months of 2024, compared to $60.4 million for the same period of 2023. Proceeds from sales of securities were $445 thousand for the first six months of 2024, compared to $30.6 million for the same period of 2023. The net increase in loans/leases used cash of $319.8 million for the first six months of 2024 compared to a net increase in loans of $244.7 million for the same period of 2023.

Financing activities provided cash of $298.8 million for the first six months of 2024, compared to $204.5 million for same period of 2023.  Net increases in deposits totaled $250.7 million for the first six months of 2024, compared to net increases in deposits of $622.5 million for the same period of 2023. During the first six months of 2024, the Company's short-term borrowings increased $100 thousand, compared to a decrease in short-term borrowings of $127.8 million for the same period of 2023. There were no long-term FHLB advances during the first six months of 2024 compared to $135.0 million for the same period of 2023. There were no maturities and principal payments on FHLB term advances in the first six months of 2024 and 2023. Net increase in overnight advances totaled $50.0 million for the first six months of 2024 as compared to net decrease of $415.0 million for the same period of 2023. There were no repurchase and cancellation of shares in the first six months of 2024, as compared to $8.7 million for the same period of 2023.

Total cash provided by operating activities was $29.1 million for the first six months of 2024, compared to $60.5 million for the same period of 2023.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities and subordinated notes.

The Company had two LIHTC securitizations that closed in 2023. LIHTC securitizations will continue to be an ongoing tool in managing liquidity and capital.

As of June 30, 2024 and December 31, 2023, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. Refer to Note 10 of the Consolidated Financial Statements for additional information regarding regulatory capital.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

●	The strength of local, state, national and international economies (including effects of inflationary pressures and supply chain constraints).
●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics, acts of war or threats thereof (including the ongoing Israeli-Palestinian conflict and Russian invasion of Ukraine) or other adverse external events that could cause economic deterioration or instability in credit markets, and the response of local, state and national governments to any such adverse external events.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB or the PCAOB.
●	Changes in local, state and federal laws, regulations and governmental policies concerning the Company’s general business, including as a result of the upcoming 2024 presidential election or any changes in response to failures of other banks.
●	Changes in the interest rates and prepayment rates for the Company’s assets (including the impact of sustained, elevated interest rates).
●	Competition in the financial services sector, including from non-bank competitors such as credit unions and “fintech” companies, and the inability to attract new customers.
●	Changes in technology and the ability to develop and maintain secure and reliable electronic systems.
●	Unexpected results of acquisitions which may include failure to realize the anticipated benefits of acquisitions and the possibility that transaction costs may be greater than anticipated.
●	The loss of key executives or employees.
●	Changes in consumer spending.
●	Unexpected outcomes of existing or new litigation involving the Company.
●	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.
●	Fluctuations in the value of securities held in our securities portfolio.
●	Concentrations within our securities portfolio, large loans to certain borrowers (including CRE loans), and large deposits from certain clients.
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure.
●	The level of non-performing assets on our balance sheets.
●	Interruptions involving our information technology and communications systems or third-party servicers.
●	Breaches or failures of our information security controls or cybersecurity-related incidents.
●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of June 30,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2024	2023

300 basis point downward parallel shock	(30.0)%	2.6%	2.1%
200 basis point downward parallel shift	(10.0)%	2.2%	1.4%
200 basis point upward parallel shift	(10.0)%	(3.2)%	(2.3)%
300 basis point upward parallel shock	(30.0)%	(8.4)%	(8.0)%

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

The simulation is within the board-established policy limits for all four scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at June 30, 2024 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of June 30, 2024. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021. The repurchase program does not have an expiration date. There were no shares repurchased under the share repurchase program during the second quarter of 2024.

Item 3           Defaults Upon Senior Securities

None

Item 4           Mine Safety Disclosures

Not applicable

Item 5           Other Information

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6           Exhibits

10.1

Addendum to Employment Agreement, dated May 20, 2024, between QCR Holdings, Inc., Quad City Bank and Trust Company, and John H. Anderson, filed as Exhibit 10.1 to the Company’s Form 8-K filed May 20, 2024 and incorporated herein by reference.

10.2	QCR Holdings, Inc. 2024 Equity Incentive Plan, filed as Appendix A to the Company’s Definitive Proxy Statement dated April 4, 2024 and incorporated herein by reference.

10.3	Form of QCR Holdings, Inc. 2024 Equity Incentive Plan Nonqualified Stock Option Award Agreement, filed as Exhibit 4.5 to the Company’s Form S-8 filed May 17, 2024 and incorporated herein by reference.

10.4	Form of QCR Holdings, Inc. 2024 Equity Incentive Plan Restricted Stock Award Agreement, filed as Exhibit 4.6 to the Company’s Form S-8 filed May 17, 2024 and incorporated herein by reference.

10.5	Form of QCR Holdings, Inc. 2024 Equity Incentive Plan Restricted Stock Unit Award Agreement, filed as Exhibit 4.7 to the Company’s Form S-8 filed May 17, 2024 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2024 and June 30, 2023; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and June 30, 2023; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2024 and June 30, 2023; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	August 8, 2024	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	August 8, 2024	/s/ Todd A. Gipple
Todd A. Gipple
President
Chief Financial Officer

Date	August 8, 2024	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)