Form 10-Q
period 2024-09-30
QCR HOLDINGS INC
filed 2024-11-08
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 1, 2024, the Registrant had outstanding 16,868,931 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of September 30, 2024 and December 31, 2023

	September 30,	December 31,
	2024	2023

	(dollars in thousands)
Assets
Cash and due from banks	$103,840	$97,123
Federal funds sold	13,200	35,450
Interest-bearing deposits at financial institutions	145,959	104,919

Securities held to maturity, at amortized cost, net of allowance for credit losses	795,496	683,504
Securities available for sale, at fair value	291,865	299,655
Securities trading, at fair value	58,685	22,369
Total securities	1,146,046	1,005,528

Loans receivable held for sale	167,047	2,594
Loans/leases receivable held for investment	6,661,755	6,540,822
Gross loans/leases receivable	6,828,802	6,543,416
Less allowance for credit losses	(86,321)	(87,200)
Net loans/leases receivable	6,742,481	6,456,216

Bank-owned life insurance	108,779	108,222
Premises and equipment, net	147,474	123,277
Restricted investment securities	39,386	41,648
Other real estate owned, net	369	1,347
Goodwill	138,595	139,027
Intangibles	11,751	13,821
Derivatives	261,913	187,341
Other assets	228,772	224,975
Total assets	$9,088,565	$8,538,894

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$969,348	$1,038,689
Interest-bearing	6,015,285	5,475,316
Total deposits	6,984,633	6,514,005

Short-term borrowings	2,750	1,500
Federal Home Loan Bank advances	375,383	435,000
Subordinated notes	233,383	233,064
Junior subordinated debentures	48,828	48,731
Derivatives	285,769	215,735
Other liabilities	181,199	204,263
Total liabilities	8,111,945	7,652,298

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 September 2024 and December 2023 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 September 2024 - 16,861,108 shares issued and outstanding December 2023 - 16,749,254 shares issued and outstanding	16,861	16,749
Additional paid-in capital	373,812	370,814
Retained earnings	635,589	554,992
Accumulated other comprehensive loss:
Securities available for sale	(31,924)	(35,980)
Derivatives	(17,718)	(19,979)
Total stockholders' equity	976,620	886,596
Total liabilities and stockholders' equity	$9,088,565	$8,538,894

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended September 30, 2024 and 2023

	2024	2023

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$82,149	$73,396
Nontaxable	27,416	23,725
Securities:
Taxable	4,440	3,788
Nontaxable	8,488	5,510
Interest-bearing deposits at financial institutions	1,915	1,206
Restricted investment securities	840	659
Federal funds sold	172	284
Total interest and dividend income	125,420	108,568

Interest expense:
Deposits	55,386	43,575
Short-term borrowings	32	10
Federal Home Loan Bank advances	5,971	5,724
Subordinated notes	3,616	3,307
Junior subordinated debentures	693	697
Total interest expense	65,698	53,313
Net interest income	59,722	55,255
Provision for credit losses	3,484	3,806
Net interest income after provision for credit losses	56,238	51,449

Noninterest income:
Trust fees	3,270	2,863
Investment advisory and management fees	1,229	947
Deposit service fees	2,294	2,107
Gains on sales of residential real estate loans, net	385	476
Capital markets revenue	16,290	15,596
Earnings on bank-owned life insurance	814	1,807
Debit card fees	1,575	1,584
Correspondent banking fees	507	450
Loan related fee income	949	800
Fair value loss on derivatives and trading securities	(886)	(336)
Other	730	299
Total noninterest income	27,157	26,593

Noninterest expense:
Salaries and employee benefits	31,637	32,098
Occupancy and equipment expense	6,168	6,228
Professional and data processing fees	4,457	4,456
Restructuring expense	1,954	—
FDIC insurance, other insurance and regulatory fees	1,711	1,721
Loan/lease expense	587	826
Net cost of (income from) and gains/losses on operations of other real estate	(42)	3
Advertising and marketing	2,124	1,429
Communication and data connectivity	333	478
Supplies	278	335
Bank service charges	603	605
Correspondent banking expense	325	232
Intangibles amortization	690	691
Goodwill impairment	432	—
Payment card processing	785	733
Trust expense	395	432
Other	1,128	814
Total noninterest expense	53,565	51,081
Net income before income taxes	29,830	26,961
Federal and state income tax expense	2,045	1,840
Net income	$27,785	$25,121

Basic earnings per common share	$1.65	$1.50
Diluted earnings per common share	$1.64	$1.49

Weighted average common shares outstanding	16,846,200	16,717,303
Weighted average common and common equivalent shares outstanding	16,982,400	16,847,951

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Nine Months Ended September 30, 2024 and 2023

	2024	2023

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$239,023	$208,449
Nontaxable	77,595	60,582
Securities:
Taxable	12,986	10,847
Nontaxable	23,350	15,715
Interest-bearing deposits at financial institutions	4,254	3,151
Restricted investment securities	2,383	1,677
Federal funds sold	624	741
Total interest and dividend income	360,215	301,162

Interest expense:
Deposits	159,855	111,800
Short-term borrowings	76	142
Federal Home Loan Bank advances	16,948	11,898
Subordinated notes	10,678	9,922
Junior subordinated debentures	2,074	2,130
Total interest expense	189,631	135,892
Net interest income	170,584	165,270
Provision for credit losses	11,949	11,340
Net interest income after provision for credit losses	158,635	153,930

Noninterest income:
Trust fees	9,572	8,613
Investment advisory and management fees	3,544	2,812
Deposit service fees	6,302	6,169
Gains on sales of residential real estate loans, net	1,307	1,288
Gains on sales of government guaranteed portions of loans, net	36	30
Capital markets revenue	50,505	55,109
Securities losses, net	—	(451)
Earnings on bank-owned life insurance	4,646	3,352
Debit card fees	4,612	4,639
Correspondent banking fees	1,529	1,197
Loan related fee income	2,747	2,221
Fair value loss on derivatives and trading securities	(998)	(680)
Other	1,102	656
Total noninterest income	84,904	84,955

Noninterest expense:
Salaries and employee benefits	94,576	95,560
Occupancy and equipment expense	19,059	18,242
Professional and data processing fees	13,893	12,048
Post-acquisition compensation, transition and integration costs	—	207
Restructuring expense	1,954	—
FDIC insurance, other insurance and regulatory fees	5,510	5,022
Loan/lease expense	1,116	2,034
Net cost of (income from) and gains/losses on operations of other real estate	(44)	(64)
Advertising and marketing	5,172	4,401
Communication and data connectivity	1,052	1,614
Supplies	812	921
Bank service charges	1,793	1,831
Correspondent banking expense	993	663
Intangibles amortization	2,070	2,222
Goodwill impairment	432	—
Payment card processing	2,137	1,820
Trust expense	1,199	983
Other	2,419	2,089
Total noninterest expense	154,143	149,593
Net income before income taxes	89,396	89,292
Federal and state income tax expense	5,771	8,589
Net income	$83,625	$80,703

Basic earnings per common share	$4.97	$4.82
Diluted earnings per common share	$4.94	$4.79

Weighted average common shares outstanding	16,814,787	16,731,847
Weighted average common and common equivalent shares outstanding	16,938,309	16,863,203

Cash dividends declared per common share	$0.18	$0.18

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
	2024	2023

	(dollars in thousands)

Net income	$27,785	$25,121

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	9,425	(19,072)

Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	6,624	(7,019)
Less: reclassification adjustment for caplet amortization before tax	(130)	(224)
	6,754	(6,795)

Other comprehensive income (loss), before tax	16,179	(25,867)
Tax expense (benefit)	4,121	(6,452)
Other comprehensive income (loss), net of tax	12,058	(19,415)

Comprehensive income	$39,843	$5,706

	Nine Months Ended September 30,
	2024	2023

	(dollars in thousands)

Net income	$83,625	$80,703

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	5,833	(14,808)
Less reclassification adjusted for impairment losses included in net income before tax	445	(989)
Less reclassification adjustment for sales losses included in net income before tax	—	(451)
	5,388	(13,368)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	2,750	(9,152)
Less reclassification adjustment for caplet amortization before tax	(376)	(638)
	3,126	(8,514)

Other comprehensive income (loss), before tax	8,514	(21,882)
Tax expense (benefit)	2,197	(5,456)
Other comprehensive income (loss), net of tax	6,317	(16,426)

Comprehensive income	$89,942	$64,277

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three and Nine Months Ended September 30, 2024 and 2023

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2023	$16,749	$370,814	$554,992	$(55,959)	$886,596
Net income	—	—	26,726	—	26,726
Other comprehensive loss, net of tax	—	—	—	(5,373)	(5,373)
Common cash dividends declared, $0.06 per share	—	—	(1,008)	—	(1,008)
Stock-based compensation expense	—	941	—	—	941
Issuance of common stock under employee benefit plans	58	(598)	—	—	(540)
Balance, March 31, 2024	$16,807	$371,157	$580,710	$(61,332)	$907,342
Net income	—	—	29,114	—	29,114
Other comprehensive loss, net of tax	—	—	—	(368)	(368)
Common cash dividends declared, $0.06 per share	—	—	(1,008)	—	(1,008)
Stock-based compensation expense	—	696	—	—	696
Issuance of common stock under employee benefit plans	18	525	—	—	543
Balance, June 30, 2024	$16,825	$372,378	$608,816	$(61,700)	$936,319
Net income	—	—	27,785	—	27,785
Other comprehensive income, net of tax	—	—	—	12,058	12,058
Common cash dividends declared, $0.06 per share	—	—	(1,012)	—	(1,012)
Stock-based compensation expense	—	235	—	—	235
Issuance of common stock under employee benefit plans	36	1,199	—	—	1,235
Balance, September 30, 2024	$16,861	$373,812	$635,589	$(49,642)	$976,620

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2022	$16,796	$370,712	$450,114	$(64,898)	$772,724
Net income	—	—	27,157	—	27,157
Other comprehensive income, net of tax	—	—	—	9,325	9,325
Common cash dividends declared, $0.06 per share	—	—	(1,010)	—	(1,010)
Repurchase and cancellation of 152,500 shares of common stock
as a result of a share repurchase program	(153)	(3,356)	(4,210)	—	(7,719)
Stock-based compensation expense	—	953	—	—	953
Issuance of common stock under employee benefit plans	71	(7)	—	—	64
Balance, March 31, 2023	$16,714	$368,302	$472,051	$(55,573)	$801,494
Net income	—	—	28,425	—	28,425
Other comprehensive loss, net of tax	—	—	—	(6,336)	(6,336)
Common cash dividends declared, $0.06 per share	—	—	(1,003)	—	(1,003)
Repurchase and cancellation of 22,500 shares of common stock
as a result of a share repurchase program	(23)	(495)	(449)	—	(967)
Stock-based compensation expense	—	673	—	—	673
Issuance of common stock under employee benefit plans	23	380	—	—	403
Balance, June 30, 2023	$16,714	$368,860	$499,024	$(61,909)	$822,689
Net income	—	—	25,121	—	25,121
Other comprehensive loss, net of tax	—	—	—	(19,415)	(19,415)
Common cash dividends declared, $0.06 per share	—	—	(1,003)	—	(1,003)
Stock-based compensation expense	—	527	—	—	527
Issuance of common stock under employee benefit plans	18	446	—	—	464
Balance, September 30, 2023	$16,732	$369,833	$523,142	$(81,324)	$828,383

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2024 and 2023

	2024	2023

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83,625	$80,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,200	6,132
Provision for credit losses	11,949	11,340
Stock-based compensation expense	1,872	2,153
Deferred compensation expense accrued	4,373	4,188
Gains on other real estate owned, net	(223)	(84)
Amortization of premiums on securities, net	871	964
Caplet amortization	376	638
Fair value loss on derivatives and trading securities	999	680
Ineffectiveness on fair value hedges	16	—
Securities losses, net	—	451
Loans originated for sale	(57,256)	(55,271)
Proceeds on sales of loans	60,087	57,171
Gains on sales of residential real estate loans	(1,307)	(1,288)
Gains on sales of government guaranteed portions of loans	(36)	(30)
Proceeds from loan securitizations	193,520	—
Net gain on securitizations	473	—
Losses on sales and disposals of premises and equipment	143	386
Amortization of intangibles	2,070	2,222
Accretion of acquisition fair value adjustments, net	(463)	(1,501)
Increase in cash value of bank-owned life insurance	(2,414)	(2,221)
Gain on bank-owned life insurance death benefits	(2,232)	(1,131)
Goodwill impairment	432	—
Increase in other assets	(7,628)	(34,126)
Decrease (increase) in other liabilities	(28,239)	13,973
Net cash provided by operating activities	$267,208	$85,349

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	22,250	36,610
Net (increase) decrease in interest-bearing deposits at financial institutions	(41,040)	7,010
Proceeds from sales of other real estate owned	1,687	295
Activity in securities portfolio:
Purchases	(148,091)	(102,669)
Calls, maturities and redemptions	35,284	76,011
Paydowns	13,528	11,660
Sales	445	30,556
Activity in restricted investment securities:
Purchases	(6,272)	(4,908)
Redemptions	8,534	3,661
Net increase in loans/leases originated and held for investment	(525,328)	(479,757)
Purchase of premises and equipment	(30,542)	(8,023)
Proceeds from sales of premises and equipment	2	510
Purchase of swaptions	(4,500)	—
Proceeds from bank-owned life insurance death benefits	4,085	2,543
Net cash used in investing activities	$(669,958)	$(426,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	470,628	510,635
Net increase (decrease) in short-term borrowings	1,250	(129,160)
Activity in Federal Home Loan Bank advances:
Term advances	10,383	135,000
Net change in short-term and overnight advances	(70,000)	(120,000)
Payment of cash dividends on common stock	(4,032)	(3,026)
Proceeds from issuance of common stock, net	1,238	931
Repurchase and cancellation of shares	—	(8,686)
Net cash provided by financing activities	$409,467	$385,694

Net increase (decrease) in cash and due from banks	6,717	44,542

Cash and due from banks, beginning	97,123	59,723
Cash and due from banks, ending	$103,840	$104,265

	2024	2023

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments for:
Interest	$188,761	$(258,779)
Income/franchise taxes	4,353	2,214

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale and derivative instruments, net	6,317	(16,426)
Increase in fair value of fair value hedges	—	3,997
Transfers of loans to other real estate owned	486	218
Transfer of loans to held for sale for securitizations in preparation	165,941	277,995
Beneficial interests (trading securities) acquired in securitizations	36,670	—
Increase in the fair value of back-to-back interest rate swap assets and liabilities	73,885	110,641
Dividends payable	—	1,003
Measurement period adjustment to goodwill	—	1,420

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

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

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended September 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

ACL: Allowance for credit losses	GAAP: Generally Accepted Accounting Principles
AFS: Available for sale	GB: Guaranty Bank
Allowance: Allowance for credit losses	GDP: U.S. gross domestic product
AOCI: Accumulated other comprehensive income (loss)	GFED: Guaranty Federal Bancshares, Inc.
ASC: Accounting Standards Codification	HTM: Held to maturity
ASU: Accounting Standards Update	ICS: Insured Cash Sweep
BOLI: Bank-owned life insurance	LIBOR: London Inter-Bank Offered Rate
Caps: Interest rate cap derivatives	LIHTC: Low-income housing tax credit
CDARS: Certificate of Deposit Account Registry Service	m2: m2 Equipment Finance, LLC
CECL: Current Expected Credit Losses	NIM: Net interest margin
Community National: Community National Bancorporation	NPA: Nonperforming asset
Company: QCR Holdings, Inc.	NPL: Nonperforming loan
CRBT: Cedar Rapids Bank & Trust Company	OBS: Off-balance sheet
CRE: Commercial real estate	OREO: Other real estate owned
CSB: Community State Bank	PCAOB: Public Company Accounting Oversight Board
C&I: Commercial and industrial	Provision: Provision for credit losses
EBA: Excess balance account	QCBT: Quad City Bank & Trust Company
EPS: Earnings per share	ROAA: Return on average assets
Exchange Act: Securities Exchange Act of 1934, as	ROAE: Return on average equity
amended	SEC: Securities and Exchange Commission
FASB: Financial Accounting Standards Board	SOFR: Secured Overnight Financing Rate
FDIC: Federal Deposit Insurance Corporation	Swaption: Swap option
Federal Reserve: Board of Governors of the Federal	TA: Tangible assets
Reserve System	TCE: Tangible common equity
FHLB: Federal Home Loan Bank	TEY: Tax equivalent yield
FRB: Federal Reserve Bank of Chicago	VIE: Variable interest entities

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

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of September 30, 2024 and December 31, 2023 are summarized as follows:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
September 30, 2024:
Securities HTM:
Municipal securities	$794,649	$(202)	$34,994	$(38,831)	$790,610
Other securities	1,050	(1)	—	—	1,049
	$795,699	$(203)	$34,994	$(38,831)	$791,659

Securities AFS:
U.S. govt. sponsored agency securities	$20,622	$—	$13	$(2,014)	$18,621
Residential mortgage-backed and related securities	57,924	—	5	(4,442)	53,487
Municipal securities	204,879	—	5	(33,722)	171,162
Asset-backed securities	10,326	—	129	—	10,455
Other securities	40,715	—	5	(2,580)	38,140
	$334,466	$—	$157	$(42,758)	$291,865

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2023:
Securities HTM:
Municipal securities	$682,657	$(202)	$33,385	$(36,639)	$679,201
Other securities	1,050	(1)	44	(15)	1,078
	$683,707	$(203)	$33,429	$(36,654)	$680,279

Securities AFS:
U.S. govt. sponsored agency securities	$17,399	$—	$12	$(2,438)	$14,973
Residential mortgage-backed and related securities	65,168	—	—	(5,972)	59,196
Municipal securities	206,566	—	11	(35,590)	170,987
Asset-backed securities	15,261	—	167	(5)	15,423
Other securities	44,239	(989)	—	(4,174)	39,076
	$348,633	$(989)	$190	$(48,179)	$299,655

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023, are summarized in the tables below. Securities AFS, for which an allowance for credit losses has been provided, are not included in these disclosures as there are no unrealized losses remaining after consideration of the ACL.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
September 30, 2024:
Securities HTM:
Municipal securities	$59,350	$(2,530)	$274,330	$(36,301)	$333,680	$(38,831)

Securities AFS:
U.S. govt. sponsored agency securities	$—	$—	$13,943	$(2,014)	$13,943	$(2,014)
Residential mortgage-backed and related securities	74	(1)	51,840	(4,441)	51,914	(4,442)
Municipal securities	—	—	170,349	(33,722)	170,349	(33,722)
Asset-backed securities	—	—	—	—	—	—
Other securities	—	—	37,175	(2,580)	37,175	(2,580)
	$74	$(1)	$273,307	$(42,757)	$273,381	$(42,758)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2023:
Securities HTM:
Municipal securities	$1,320	$(11)	$289,891	$(36,628)	$291,211	$(36,639)
Other securities	535	(15)	—	—	535	(15)
	$1,855	$(26)	$289,891	$(36,628)	$291,746	$(36,654)

Securities AFS:
U.S. govt. sponsored agency securities	$—	$—	$14,018	$(2,438)	$14,018	$(2,438)
Residential mortgage-backed and related securities	—	—	59,118	(5,972)	59,118	(5,972)
Municipal securities	283	(2)	169,876	(35,588)	170,159	(35,590)
Asset-backed securities	—	—	3,804	(5)	3,804	(5)
Other securities	3,805	(393)	35,271	(3,781)	39,076	(4,174)
	$4,088	$(395)	$282,087	$(47,784)	$286,175	$(48,179)

At September 30, 2024, the investment portfolio included 662 securities. Of this number, 498 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 7.2% of the total amortized cost of the portfolio. Of these 498 securities, there were 459 securities that had an unrealized loss for twelve months or more due to the current rate environment.

For the nine months ended September 30, 2023, the Company’s impairment evaluation determined that one publicly traded debt security experienced a decline in fair value due to credit quality, rather than market factors. As a result, the Company recognized a credit loss expense of $989 thousand in the first quarter of 2023 and established an ACL on the related AFS security. For the nine months ended September 30, 2024, the remaining ACL on the related AFS security was removed as the security had been sold.

The following table presents the activity in the allowance for credit losses for held to maturity and available for sale securities by major security type for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended						Nine Months Ended
	September 30, 2024				September 30, 2023		September 30, 2024				September 30, 2023
	Securities HTM			Securities AFS	Securities HTM	Securities AFS	Securities HTM			Securities AFS	Securities HTM	Securities AFS
	Municipal	Other		Corporate	Municipal	Corporate	Municipal	Other		Corporate	Municipal	Other
	securities	securities	Total	securities	securities	securities	securities	Securities	Total	securities	securities	securities

	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$202	$1	$203	$—	$180	$989	$202	$1	$203	$989	$180	$—
Reduction due to sales	—	—	—	—	—	—	—	—	—	(544)	—	—
Provision for credit loss expense	—	—	—	—	—	—	—	—	—	(445)	—	989
Balance, ending	$202	$1	$203	$—	$180	$989	$202	$1	$203	$—	$180	$989

Trading securities had a fair value of $58.7 million as of September 30, 2024 and $22.4 million as of December 31, 2023, and consist of retained beneficial interests acquired in conjunction with Freddie Mac securitizations completed by the Company in 2023 and 2024. The change in fair value on trading securities for the three months ended September 30, 2024 was a net loss of $200 thousand. The change in market value on trading securities for the nine months ended September 30, 2024 was a net gain of $53 thousand. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

There were no transfers of securities between classifications for the three and nine months ended September 30, 2024 or 2023.

All sales of securities for the three and nine months ended September 30, 2024 and 2023 were securities identified as AFS.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(dollars in thousands)

Proceeds from sales of securities	$—	$—	$—	$30,568
Gross gains from sales of securities	—	—	—	56
Gross losses from sales of securities	—	—	—	(507)

The amortized cost and fair value of securities as of September 30, 2024 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$1,857	$1,850
Due after one year through five years	34,099	35,817
Due after five years	759,743	753,992
	$795,699	$791,659
Securities AFS:
Due in one year or less	$4,148	$4,150
Due after one year through five years	19,034	18,099
Due after five years	243,034	205,674
	266,216	227,923
Residential mortgage-backed and related securities	57,924	53,487
Asset-backed securities	10,326	10,455
	$334,466	$291,865

Portions of the U.S. government sponsored agency securities and municipal securities as of September 30, 2024, contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$298,861	$301,521

Securities AFS:
Municipal securities	204,450	170,745
Other securities	39,755	37,175
	$244,205	$207,920

As of September 30, 2024, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 79 issuers with fair values totaling $106.8 million and revenue bonds, issued by 162 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $855.0 million. The Company also held investments in general obligation bonds in 17 states, including nine states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 31 states, including 13 states in which the aggregate fair value exceeded $5.0 million.

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

Both general obligation and revenue bonds are diversified across many issuers. As of September 30, 2024 and as of December 31, 2023, the Company held revenue bonds of two issuers, both located in Ohio, of which the aggregate book or market value exceeded 5% of the Company’s stockholders’ equity. The issuers’ financial conditions are strong and the sources of repayment are diversified. The Company monitors the investments and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to the Company’s loan underwriting standards and have an average loan risk rating of 2, indicating Superior Quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of September 30, 2024, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of September 30, 2024, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of September 30, 2024 and December 31, 2023 is presented as follows:

	September 30, 2024	December 31, 2023

	(dollars in thousands)
C&I:
C&I - revolving	$387,409	$325,243
C&I - other */**	1,410,081	1,481,778
	1,797,490	1,807,021

CRE - owner occupied	622,072	607,365
CRE - non-owner occupied	1,103,694	1,008,892
Construction and land development**	1,256,176	1,420,525
Multi-family**	1,297,772	996,143
Direct financing leases***	19,241	31,164
1-4 family real estate****	587,512	544,971
Consumer	144,845	127,335
	6,828,802	6,543,416
Allowance for credit losses	(86,321)	(87,200)
	$6,742,481	$6,456,216
*** Direct financing leases:
Net minimum lease payments to be received	$20,987	$34,966
Estimated unguaranteed residual values of leased assets	165	165
Unearned lease/residual income	(1,911)	(3,967)
	19,241	31,164
Plus deferred lease origination costs, net of fees	27	75
	19,268	31,239
Less allowance for credit losses	(692)	(992)
	$18,576	$30,247

*      Includes equipment financing agreements outstanding through m2, totaling $334.0 million and $319.5 million as of September 30, 2024 and December 31, 2023, respectively.

**    As of September 30, 2024, there were multi-family loans held for sale in preparation for securitization totaling $165.9 million.  There were no loans held for sale in preparation for securitization at December 31, 2023.

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

**** Includes residential real estate held for sale totaling $1.1 million and $2.6 million as of September 30, 2024 and December 31, 2023, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $36.5 million and $31.8 million at September 30, 2024 and December 31, 2023, respectively, and was included in other assets on the consolidated balance sheets.

Changes in net accretable discounts on acquired loans for the three and nine months ended September 30, 2024 and 2023, respectively, are presented as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	Performing	Performing	Performing	Performing
	Loans	Loans	Loans	Loans

	(dollars in thousands)

Balance at the beginning of the period	$(3,271)	$(5,104)	$(3,891)	$(6,088)
Accretion recognized	474	540	1,094	1,524
Balance at the end of the period	$(2,797)	$(4,564)	$(2,797)	$(4,564)

The aging of the loan/lease portfolio by classes of loans/leases as of September 30, 2024 and December 31, 2023 is presented as follows:

	As of September 30, 2024
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$387,072	$—	$—	$142	$195	$387,409
C&I - other	1,383,851	7,072	2,990	970	15,198	1,410,081
CRE - owner occupied	619,860	1,086	—	—	1,126	622,072
CRE - non-owner occupied	1,099,395	410	—	—	3,889	1,103,694
Construction and land development	1,251,949	1,868	—	—	2,359	1,256,176
Multi-family	1,289,201	1,199	—	—	7,372	1,297,772
Direct financing leases	18,713	106	—	—	422	19,241
1-4 family real estate	584,478	2	385	186	2,461	587,512
Consumer	144,067	237	83	—	458	144,845
	$6,778,586	$11,980	$3,458	$1,298	$33,480	$6,828,802

As a percentage of total loan/lease portfolio	99.26%	0.18%	0.05%	0.02%	0.49%	100.00%

	As of December 31, 2023
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I
C&I - revolving	$325,243	$—	$—	$—	$—	$325,243
C&I - other	1,459,818	4,848	5,603	1	11,508	1,481,778
CRE - owner occupied	604,602	—	83	—	2,680	607,365
CRE - non-owner occupied	1,003,267	631	—	—	4,994	1,008,892
Construction and land development	1,418,016	—	—	—	2,509	1,420,525
Multi-family	987,971	—	—	—	8,172	996,143
Direct financing leases	30,501	186	188	—	289	31,164
1-4 family real estate	538,229	3,883	534	85	2,240	544,971
Consumer	126,868	103	3	—	361	127,335
	$6,494,515	$9,651	$6,411	$86	$32,753	$6,543,416

As a percentage of total loan/lease portfolio	99.25%	0.15%	0.10%	0.00%	0.50%	100.00%

NPLs by classes of loans/leases as of September 30, 2024 and December 31, 2023 are presented as follows:

	As of September 30, 2024
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$142	$195	$—	$337	1%
C&I - other	970	12,563	2,635	16,168	47
CRE - owner occupied	—	841	285	1,126	3
CRE - non-owner occupied	—	1,213	2,676	3,889	11
Construction and land development	—	2,359	—	2,359	7
Multi-family	—	—	7,372	7,372	21
Direct financing leases	—	422	—	422	1
1-4 family real estate	186	2,093	368	2,647	8
Consumer	—	458	—	458	1
	$1,298	$20,144	$13,336	$34,778	100%

	As of December 31, 2023
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)

C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	1	8,865	2,643	11,509	35
CRE - owner occupied	—	530	2,150	2,680	8
CRE - non-owner occupied	—	1,213	3,781	4,994	15
Construction and land development	—	2,509	—	2,509	8
Multi-family	—	—	8,172	8,172	25
Direct financing leases	—	206	83	289	1
1-4 family real estate	85	1,866	374	2,325	7
Consumer	—	361	—	361	1
	$86	$15,550	$17,203	$32,839	100%

The Company did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2024 and 2023.

Changes in the ACL on loans/leases by portfolio segment for the three and nine months ended September 30, 2024 and 2023, respectively, are presented as follows:

	Three Months Ended September 30, 2024
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,699	$30,544	$8,053	$12,376	$12,054	$14,257	$5,203	$1,520	$87,706
Change in ACL for writedown of LHFS to fair value	—	—	—	—	—	(1,812)	—	—	(1,812)
Provision	235	2,159	(472)	(330)	2,371	649	(773)	(11)	3,828
Charge-offs	—	(3,040)	(10)	—	—	(800)	—	(21)	(3,871)
Recoveries	—	443	—	—	—	—	22	5	470
Balance, ending	$3,934	$30,106	$7,571	$12,046	$14,425	$12,294	$4,452	$1,493	$86,321

	Nine Months Ended September 30, 2024
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other**	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$4,224	$27,460	$8,223	$11,581	$16,856	$12,463	$4,917	$1,476	$87,200
Change in ACL for writedown of LHFS to fair value	—	—	—	—	—	(4,691)	—	—	(4,691)
Provision	(290)	9,855	(642)	465	(2,431)	5,322	(464)	92	11,907
Charge-offs	—	(8,259)	(10)	—	—	(800)	(24)	(89)	(9,182)
Recoveries	—	1,050	—	—	—	—	23	14	1,087
Balance, ending	$3,934	$30,106	$7,571	$12,046	$14,425	$12,294	$4,452	$1,493	$86,321

*   Included within the C&I – Other column are ACL on leases with a beginning balance of $800 thousand, negative provision of $21 thousand, charge-offs of $104 thousand and recoveries of $17 thousand. ACL on leases was $692 thousand as of September 30, 2024.

** Included within the C&I – Other column are ACL on leases with a beginning balance of $992 thousand, negative provision of $195 thousand, charge-offs of $193 thousand and recoveries of $88 thousand.  ACL on leases was $692 thousand as of September 30, 2024.

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

The composition of the ACL on loans/leases by portfolio segment based on evaluation method are as follows:

	As of September 30, 2024
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$1,361	$386,048	$387,409	$100	$3,834	$3,934
C&I - other*	23,442	1,405,880	1,429,322	6,377	23,729	30,106
	24,803	1,791,928	1,816,731	6,477	27,563	34,040
CRE - owner occupied	26,214	595,858	622,072	2,232	5,339	7,571
CRE - non-owner occupied	19,188	1,084,506	1,103,694	667	11,379	12,046
Construction and land development	6,755	1,249,421	1,256,176	789	13,636	14,425
Multi-family	7,398	1,290,374	1,297,772	3	12,291	12,294
1-4 family real estate	3,328	584,184	587,512	318	4,134	4,452
Consumer	581	144,264	144,845	67	1,426	1,493
	$88,267	$6,740,535	$6,828,802	$10,553	$75,768	$86,321

*   Included within the C&I – Other category are leases individually evaluated of $422 thousand with a related allowance for credit losses of $14 thousand and leases collectively evaluated of $18.9 million with a related allowance for credit losses of $547 thousand as of September 30, 2024.

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

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$1,361	$—	$—	$—	$—	$—	$—	$1,361
C&I - other*	2,174	—	—	—	5,172	13,197	2,899	23,442
	3,535	—	—	—	5,172	13,197	2,899	24,803
CRE - owner occupied	—	26,152	—	62	—	—	—	26,214
CRE - non-owner occupied	—	—	19,188	—	—	—	—	19,188
Construction and land development	—	—	6,755	—	—	—	—	6,755
Multi-family	—	—	7,398	—	—	—	—	7,398
1-4 family real estate	—	—	177	3,151	—	—	—	3,328
Consumer	—	—	118	441	—	—	22	581
	$3,535	$26,152	$33,636	$3,654	$5,172	$13,197	$2,921	$88,267

*   Included within the C&I – Other category are leases individually evaluated of $422 thousand with primary collateral of equipment as of September 30, 2024.

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

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of September 30, 2024:

	As of September 30, 2024
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass	$—	$—	$—	$—	$—	$—	$365,674	$365,674
Special Mention	—	—	—	—	—	—	20,710	20,710
Substandard	—	—	—	—	—	—	1,025	1,025
Doubtful	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$387,409	$387,409

C&I - other
Pass	$233,837	$304,461	$217,377	$81,387	$44,840	$157,640	$—	$1,039,542
Special Mention	8,789	6,443	3,182	4,664	2,744	1,135	—	26,957
Substandard	2,544	134	504	792	138	5,451	—	9,563
Doubtful	—	—	—	—	—	—	—	—
Total C&I - other	$245,170	$311,038	$221,063	$86,843	$47,722	$164,226	$—	$1,076,062

CRE - owner occupied
Pass	$54,674	$107,037	$123,285	$105,592	$99,115	$77,953	$13,834	$581,490
Special Mention	3,757	73	1,227	9,996	1,045	2,112	—	18,210
Substandard	2,859	287	519	448	16,677	1,582	—	22,372
Doubtful	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$61,290	$107,397	$125,031	$116,036	$116,837	$81,647	$13,834	$622,072

CRE - non-owner occupied
Pass	$124,581	$215,307	$307,864	$163,489	$115,603	$136,261	$9,869	$1,072,974
Special Mention	4,341	118	56	—	—	6,868	150	11,533
Substandard	—	3,754	1,200	—	1,934	12,299	—	19,187
Doubtful	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$128,922	$219,179	$309,120	$163,489	$117,537	$155,428	$10,019	$1,103,694

Construction and land development
Pass	$350,905	$530,578	$247,624	$86,243	$11,037	$—	$20,668	$1,247,055
Special Mention	2,367	—	—	—	—	—	—	2,367
Substandard	4,188	—	1,367	1,199	—	—	—	6,754
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$357,460	$530,578	$248,991	$87,442	$11,037	$—	$20,668	$1,256,176

Multi-family
Pass	$144,968	$175,876	$311,668	$238,267	$235,691	$175,679	$8,225	$1,290,374
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	7,398	—	—	—	7,398
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family	$144,968	$175,876	$311,668	$245,665	$235,691	$175,679	$8,225	$1,297,772

1-4 family real estate
Pass	$95,411	$120,427	$94,051	$117,112	$80,953	$69,116	$7,036	$584,106
Special Mention	53	146	—	56	—	9	—	264
Substandard	91	331	832	639	257	964	28	3,142
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$95,555	$120,904	$94,883	$117,807	$81,210	$70,089	$7,064	$587,512

Consumer
Pass	$10,315	$14,901	$6,780	$1,447	$2,553	$1,725	$106,463	$144,184
Special Mention	—	—	—	—	—	—	80	80
Substandard	—	173	158	33	—	105	112	581
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$10,315	$15,074	$6,938	$1,480	$2,553	$1,830	$106,655	$144,845

Total	$1,043,680	$1,480,046	$1,317,694	$818,762	$612,587	$648,899	$553,874	$6,475,542

	As of September 30, 2024
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$113,568	$109,363	$68,794	$23,476	$5,991	$476	$—	$321,668
Nonperforming	43	4,229	5,476	2,292	297	14	—	12,351
Total C&I - other	$113,611	$113,592	$74,270	$25,768	$6,288	$490	$—	$334,019

Direct financing leases
Performing	$1,682	$6,212	$7,732	$1,653	$889	$651	$—	$18,819
Nonperforming	—	67	211	48	91	5	—	422
Total Direct financing leases	$1,682	$6,279	$7,943	$1,701	$980	$656	$—	$19,241

Total	$115,293	$119,871	$82,213	$27,469	$7,268	$1,146	$—	$353,260

* Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

The following table shows the gross charge-offs of loans and leases by class of receivable and year of origination for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024							Nine Months Ended September 30, 2024
	Gross Charge-off by Origination Year							Gross Charge-off by Origination Year
Classes of Loans/Leases	2024	2023	2022	2021	2020	Prior	Total	2024	2023	2022	2021	2020	Prior	Total

	(dollars in thousands)							(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
C&I - other	—	879	1,375	632	35	15	2,936	7	1,763	4,234	1,724	147	191	8,066
CRE - owner occupied	—	—	—	—	—	10	10	—	—	—	—	—	10	10
CRE - non-owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	800	—	—	800	—	—	—	800	—	—	800
Direct financing leases	—	—	67	—	27	10	104	—	—	77	24	69	23	193
1-4 family real estate	—	—	—	—	—	—	—	—	21	—	—	—	3	24
Consumer	10	6	1	—	—	4	21	10	7	42	11	15	4	89
	$10	$885	$1,443	$1,432	$62	$39	$3,871	$17	$1,791	$4,353	$2,559	$231	$231	$9,182

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

There were no loan and lease modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024. Any loan and lease modifications to borrowers experiencing financial difficulty during 2023 were immaterial.

Changes in the ACL for OBS exposures for the three and nine months ended September 30, 2024 and 2023 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(dollars in thousands)

Balance, beginning	$10,360	$6,326	$9,529	$5,552
Provisions to expense	(344)	546	487	1,320
Balance, ending	$10,016	$6,872	$10,016	$6,872

NOTE 4. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Freddie Mac Securitizations

In 2023, the Company completed two Freddie Mac sponsored securitizations.  The Company retained beneficial interests which are classified as trading securities on the consolidated balance sheets. Details related to the 2023 securitizations and related VIEs can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

On August 15, 2024, the Company entered into an arrangement with Freddie Mac to securitize and sell $230.7 million of nontaxable LIHTC loans was securitized through Freddie Mac and sold to investors. The Company retained beneficial interests totaling $36.7 million, which are classified as trading securities on the Company’s consolidated balance sheets. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $473 thousand net loss on sale was recognized, which included the impact of the fair value of retained beneficial interests and transaction costs.

Two classes of M-Series certificates were issued in conjunction with the 2024 securitization. Freddie Mac guarantees timely payment of interest and scheduled principal on M-Series Class A Certificates, which were sold to third-party investors through a Freddie Mac Securitization special purpose entity. M-Series Class B Certificates are subordinated to M-Series Class A Certificates and were issued to the Company. Class B Certificates provide 15% first loss support to Freddie Mac on the Class A Certificates, or approximately $34.9 million. In addition, the Company pledged $10.1 million of related taxable loans. The Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any indemnification for material breach in the Company’s representations.

As part of the 2024 securitization transaction, the Company released all servicing obligations and rights to a third party, which include obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance, and otherwise administer the underlying loans.

At September 30, 2024 and December 31, 2023, the Company determined it was not the primary beneficiary of the VIEs related to all securitizations to date, primarily because the Company did not have the power to direct the activities that most significantly impact the VIEs. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

As of September 30, 2024, and December 31, 2023, the Company’s total assets associated with the VIEs related to all securitizations to date, were $58.7 million and $22.4 million, respectively, and there were no liabilities recorded. The Company’s maximum exposure to loss associated with these VIEs consists of the capital invested plus any unfunded equity commitments that are binding. As of September 30, 2024, the maximum exposure to loss was $66.6 million.

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES

Derivatives are summarized as follows as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(dollars in thousands)
Assets:
Hedged Derivatives
Cash Flow Hedges
Interest rate caps	$753	$2,847
Interest rate collars	62	—
Interest rate swaps	958	1,689

Unhedged Derivatives
Cash Flow Hedges
Swaptions	4,086	—
Fair Value Hedges
Interest rate caps	314	951
Interest rate swaps	255,740	181,854
	$261,913	$187,341

Liabilities:
Hedged Derivatives
Cash Flow Hedges
Interest rate swaps	$(25,060)	$(30,407)
Interest rate collars	—	(166)
Fair Value Hedges
Interest rate swaps	(4,969)	(3,308)
Unhedged Derivatives
Interest rate swaps	(255,740)	(181,854)
	$(285,769)	$(215,735)

The Company uses interest rate swap, cap and collar instruments as well as swaptions to manage interest rate risk and the impact of changing interest rates on our net interest income and capital.

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

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	September 30, 2024	December 31, 2023
(dollars in thousands)

Deposits	1/1/2020	1/1/2024	Derivatives - Assets	$25,000	1.75%	$-	$(79)
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	50,000	1.57%	-	-
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.80%	-	-
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.75%	188	672
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	50,000	1.57%	376	1,503
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.80%	189	751
				$200,000		$753	$2,847

The Company has entered into interest rate swaps to hedge against the risk of rising rates on one of its variable rate subordinated notes and its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	September 30, 2024	December 31, 2023

		(dollars in thousands)

QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Assets	$10,000	5.37%	4.54%	$190	$335
Community National Statutory Trust III	9/15/2018	9/15/2028	Derivatives - Assets	3,500	6.96%	4.75%	87	118
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Assets	4,500	6.96%	4.75%	68	152
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Assets	3,000	7.25%	5.17%	58	101
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Assets	10,000	7.72%	5.85%	194	341
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Assets	8,000	7.72%	5.85%	155	272
Guaranty Statutory Trust II*	5/23/2019	2/23/2026	Derivatives - Assets	10,310	6.81%	4.09%	206	370
QCR Holdings Subordinated Note	3/1/2024	2/15/2028	Derivatives - Liabilities	65,000	5.34%	4.02%	(1,582)	-
				$114,310			$(624)	$1,689

* Acquired on April 1, 2022 with GFED acquisition.

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.    The interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	September 30, 2024	December 31, 2023
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	5.33%	$(4,167)	$(5,004)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	5.33%	(5,952)	(7,149)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	5.33%	(4,772)	(5,730)
Loans	10/1/2022	7/1/2031	Derivatives - Liabilities	25,000	1.30%	5.33%	(3,005)	(3,696)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	5.33%	(558)	(868)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	5.33%	(1,861)	(2,892)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	5.33%	(1,303)	(2,024)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	5.33%	(1,860)	(3,044)
				$300,000			$(23,478)	$(30,407)

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate loans.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collar is designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collar is as follows:

							Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	September 30, 2024	December 31, 2023
Loans	10/1/2022	10/1/2026	Derivatives - Liabilities	$50,000	4.40%	2.44%	$62	$(166)

The Company has entered into interest rate swaps to hedge against the risk of rising rates on loans.  The interest rate swaps are designated as fair value hedges in accordance with ASC 815. The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	September 30, 2024	December 31, 2023
(dollars in thousands)

Loans	7/12/2023	8/1/2025	Derivatives - Assets	$15,000	5.15%	4.60%	$(83)	$(69)
Loans	7/12/2023	2/1/2026	Derivatives - Assets	25,000	5.15%	4.38%	(252)	(195)
Loans	7/12/2023	2/1/2026	Derivatives - Assets	15,000	5.15%	4.38%	(151)	(117)
Loans	7/12/2023	2/1/2026	Derivatives - Assets	20,000	5.15%	4.38%	(202)	(140)
Loans	7/12/2023	8/1/2026	Derivatives - Assets	30,000	5.15%	4.21%	(413)	(293)
Loans	7/12/2023	8/1/2026	Derivatives - Assets	15,000	5.15%	4.21%	(207)	(146)
Loans	7/12/2023	8/1/2026	Derivatives - Assets	20,000	5.15%	4.21%	(276)	(176)
Loans	7/12/2023	2/1/2027	Derivatives - Assets	32,500	5.15%	4.08%	(539)	(364)
Loans	7/12/2023	2/1/2027	Derivatives - Assets	15,000	5.15%	4.08%	(249)	(168)
Loans	7/12/2023	2/1/2027	Derivatives - Assets	20,000	5.15%	4.08%	(332)	(202)
Loans	7/12/2023	8/1/2027	Derivatives - Assets	32,500	5.15%	3.98%	(606)	(397)
Loans	7/12/2023	8/1/2027	Derivatives - Assets	15,000	5.15%	3.98%	(280)	(183)
Loans	7/12/2023	8/1/2027	Derivatives - Assets	25,000	5.15%	3.98%	(466)	(276)
Loans	7/12/2023	2/1/2028	Derivatives - Assets	30,000	5.15%	3.90%	(609)	(388)
Loans	7/12/2023	2/1/2028	Derivatives - Assets	15,000	5.15%	3.90%	(304)	(194)
				$325,000			$(4,969)	$(3,308)

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

For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings. The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	September 30, 2024	December 31, 2023
(dollars in thousands)

2/1/2020	2/1/2024	Derivatives - Assets	$25,000	1.90%	$-	$79
3/1/2020	3/3/2025	Derivatives - Assets	25,000	1.90%	314	872
			$50,000		$314	$951

During the third quarter of 2024, the Company executed a derivative strategy more commonly known as a swaption.  The swaptions are designed to hedge the Company’s regulatory capital ratios against the adverse effects of a significant decline in long-term interest rates. The swaptions are designated as unhedged in accordance with ASC 815, therefore the change in fair value of the derivative instrument is recognized into current earnings.  The details of the swaptions are as follows:

					Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	September 30, 2024	December 31, 2023
(dollars in thousands)

7/30/2024	7/30/2025	Derivatives - Assets	$77,600	2.13%	$317	N/A
7/30/2024	7/30/2025	Derivatives - Assets	33,100	2.63%	390	N/A
7/30/2024	7/30/2025	Derivatives - Assets	28,254	2.64%	342	N/A
7/30/2024	7/30/2025	Derivatives - Assets	66,247	2.14%	278	N/A
7/30/2024	1/29/2026	Derivatives - Assets	20,750	2.62%	384	N/A
7/30/2024	1/29/2026	Derivatives - Assets	41,700	2.12%	335	N/A
7/30/2024	1/30/2026	Derivatives - Assets	36,546	2.14%	301	N/A
7/30/2024	1/30/2026	Derivatives - Assets	18,453	2.64%	350	N/A
7/30/2024	7/30/2026	Derivatives - Assets	16,100	2.63%	385	N/A
7/30/2024	7/30/2026	Derivatives - Assets	29,800	2.13%	348	N/A
7/30/2024	7/30/2026	Derivatives - Assets	25,971	2.14%	309	N/A
7/30/2024	7/30/2026	Derivatives - Assets	14,280	2.64%	347	N/A
			$408,801		$4,086	N/A

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

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	September 30, 2024		December 31, 2023
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$3,898,579	$255,740	$3,308,024	$181,854
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$3,898,579	$255,740	$3,308,024	$181,854

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)
Income and expense line items presented in the consolidated statements of income	$125,420	$65,698	$108,568	$53,313

The effects of cash flow hedging:
Gain on interest rate caps on deposits	-	(1,029)	-	(2,066)
Gain on interest rate swaps on junior subordinated debentures	-	(339)	-	(328)
Loss on interest rate swaps and collars on loans	(3,000)	-	(2,495)	-

The effects of fair value hedging:
Gain on interest rate swaps on loans	968	-	828	-

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)

Income and expense line items presented in the consolidated statements of income	$360,215	$189,631	$301,162	$135,892

The effects of cash flow hedging:
Gain on interest rate caps on deposits	-	(3,184)	-	(5,522)
Gain on interest rate swaps on junior subordinated debentures	-	(1,012)	-	(830)
Loss on interest rate swaps and collars on loans	(8,961)	-	(6,757)	-

The effects of fair value hedging:
Gain on interest rate swaps on loans	2,930	-	828	-

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows:

	September 30, 2024	December 31, 2023

	(dollars in thousands)

Cash	$94,100	$51,680
U.S. govt. sponsored agency securities	6,571	6,413
Municipal securities	156,358	68,651
Residential mortgage-backed and related securities	19,855	23,358
	$276,884	$150,102

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

NOTE 6 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)				(dollars in thousands)

Computed "expected" tax expense	$6,264	21.0%	$5,661	21.0%	$18,773	21.0%	$18,751	21.0%
Tax exempt income, net	(4,204)	(14.1)	(3,705)	(13.7)	(11,965)	(13.4)	(10,103)	(11.3)
Bank-owned life insurance	(171)	(0.6)	(376)	(1.4)	(975)	(1.1)	(700)	(0.8)
State income taxes, net of federal benefit, current year	1,084	3.6	955	3.5	3,186	3.6	3,383	3.8
Tax credits	(26)	(0.1)	(202)	(0.7)	(77)	(0.1)	(411)	(0.5)
Income from tax credit equity investments	(546)	(1.8)	(449)	(1.7)	(1,639)	(1.8)	(1,340)	(1.5)
Excess tax benefit on stock options exercised and restricted stock awards vested	(310)	(1.0)	(7)	—	(834)	(0.9)	(451)	(0.5)
Other	(46)	(0.1)	(37)	(0.2)	(698)	(0.8)	(540)	(0.6)
Federal and state income tax expense	$2,045	6.9%	$1,840	6.8%	$5,771	6.5%	$8,589	9.6%

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

The following table summarizes the impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(dollars in thousands)			(dollars in thousands)

Tax credits recognized	$2,159	$2,115	$1,462	$6,478	$4,366
Other tax benefits recognized	671	613	515	2,013	1,537
Amortization	(2,076)	(2,092)	(1,203)	(6,229)	(3,783)
Net benefit included in income tax	754	636	774	2,262	2,120

Other income	—	—	—	—	—
Allocated income on investments	—	—	—	—	—
Net benefit included in noninterest income	—	—	—	—	—

Net benefit included in the Consolidated Statements of Operations	$754	$636	$774	$2,262	$2,120

The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three and nine months ending September 30, 2024 and 2023.

NOTE 7 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(dollars in thousands, except share data)

Net income	$27,785	$25,121	$83,625	$80,703

Basic EPS	$1.65	$1.50	$4.97	$4.82
Diluted EPS	$1.64	$1.49	$4.94	$4.79

Weighted average common shares outstanding	16,846,200	16,717,303	16,814,787	16,731,847
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	136,200	130,648	123,522	131,356
Weighted average common and common equivalent shares outstanding	16,982,400	16,847,951	16,938,309	16,863,203

NOTE 8 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at September 30, 2024 and December 31, 2023:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
September 30, 2024:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$18,621	$—	$18,621	$—
Residential mortgage-backed and related securities	53,487	—	53,487	—
Municipal securities	171,162	—	171,162	—
Asset-backed securities	10,455	—	10,455	—
Other securities	38,140	—	38,140	—
Securities trading	58,685	—	—	58,685
Derivatives	261,913	—	261,913	—
Total assets measured at fair value	$612,463	$—	$553,778	$58,685

Derivatives	$285,769	$—	$285,769	$—
Total liabilities measured at fair value	$285,769	$—	$285,769	$—

December 31, 2023:
Securities AFS:
U.S. govt. sponsored agency securities	$14,973	$—	$14,973	$—
Residential mortgage-backed and related securities	59,196	—	59,196	—
Municipal securities	170,987	—	170,987	—
Asset-backed securities	15,423	—	15,423	—
Other securities	39,076	—	39,076	—
Securities trading	22,369	—	—	22,369
Derivatives	187,341	—	187,341	—
Total assets measured at fair value	$509,365	$—	$486,996	$22,369

Derivatives	$215,735	$—	$215,735	$—
Total liabilities measured at fair value	$215,735	$—	$215,735	$—

The securities AFS portfolio consists of securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Trading securities consist of retained beneficial interests from securitizations and are classified as a Level 3 in the fair value hierarchy.  Fair values are estimated using the discounted cash flow method, including discount rates which are deemed to be significant unobservable inputs. As of September 30, 2024, the discount rates ranged from 5.86% to 7.12%.

There were no trading securities as of September 30, 2024. Changes in fair value of trading securities for the three and nine months ended September 30, 2024, respectively, are presented as follows:

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024

	(dollars in thousands)

Balance at the beginning of the period	$22,362	$22,369
Trading securities purchased	36,670	36,670
Fair value gain (loss)	(347)	(354)
Balance at the end of the period	$58,685	$58,685

Interest rate caps, swaps, swaptions and collars are used for the purpose of hedging interest rate risk on various financial assets and liabilities, further described in Note 4 to the Consolidated Financial Statements. Interest rate swaps are also executed for select commercial customers.  The fair values are determined by pricing models that consider observable market data for derivative instruments with similar structures (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when a loan/lease is collaterally dependent).

Assets measured at fair value on a non-recurring basis comprised the following at September 30, 2024 and December 31, 2023:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

September 30, 2024:
Loans/leases evaluated individually	$36,118	$—	$—	$36,118
Loans receivable held for sale in preparation for securitization	165,941	—	—	165,941
OREO	399	—	—	399
Other repossessed assets	610	—	—	610
	$203,068	$—	$—	$203,068

December 31, 2023:
Loans/leases evaluated individually	$33,656	$—	$—	$33,656
OREO	1,455	—	—	1,455
	$35,111	$—	$—	$35,111

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	September 30,	December 31,
	2024	2023	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$36,118	$33,656	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
Loans receivable held for sale in preparation for securitization	165,941	—	Market prices for similar loans	Market price adjustments		n/a
OREO	399	1,455	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%
Other repossessed assets	610	—	Average auction prices	Market price adjustments		n/a

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

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three and nine months ended September 30, 2024 and 2023.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of September 30, 2024		As of December 31, 2023
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$103,840	$103,840	$97,123	$97,123
Federal funds sold	Level 2	13,200	13,200	35,450	35,450
Interest-bearing deposits at financial institutions	Level 2	145,959	145,959	104,919	104,919
Investment securities:
HTM	Level 2	795,496	791,659	683,504	680,279
AFS	Level 2	291,865	291,865	299,655	299,655
Trading	Level 3	58,685	58,685	22,369	22,369
Loans/leases receivable, net	Level 3	33,443	36,118	31,163	33,656
Loans/leases receivable, net	Level 2	6,709,038	6,483,278	6,425,053	6,125,433
Derivatives	Level 2	261,913	261,913	187,341	187,341

Deposits:
Nonmaturity deposits	Level 2	5,749,506	5,749,506	5,504,323	5,504,323
Time deposits	Level 2	1,235,127	1,235,442	1,009,682	996,746
Short-term borrowings	Level 2	2,750	2,750	1,500	1,500
FHLB advances	Level 2	375,383	377,501	435,000	437,178
Subordinated notes	Level 2	233,383	238,978	233,064	240,235
Junior subordinated debentures	Level 2	48,828	41,114	48,731	40,397
Derivatives	Level 2	285,769	285,769	215,735	215,735

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

Selected financial information on the Company's business segments is presented as follows as of and for the three and nine months ended September 30, 2024 and 2023:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended September 30, 2024
Total revenue	$43,685	$48,327	$22,470	$38,120	$35,493	$(35,518)	$152,577
Net interest income	18,775	18,456	11,745	14,589	(4,232)	389	59,722
Provision for credit losses	2,537	1,696	(186)	(563)	—	—	3,484
Net income (loss) from continuing operations	4,911	15,946	5,527	7,531	28,339	(34,469)	27,785
Goodwill	2,791	14,980	9,888	110,936	—	—	138,595
Intangibles	—	692	1,006	10,053	—	—	11,751
Total assets	2,552,962	2,625,943	1,519,585	2,360,301	1,304,717	(1,274,943)	9,088,565

Three Months Ended September 30, 2023
Total revenue	$38,165	$43,592	$19,225	$34,498	$31,878	$(32,197)	$135,161
Net interest income	17,198	16,852	11,136	13,743	(3,958)	284	55,255
Provision for credit losses	2,686	503	275	342	—	—	3,806
Net income (loss) from continuing operations	5,856	13,175	4,740	6,801	25,641	(31,092)	25,121
Goodwill	3,223	14,980	9,888	110,936	—	—	139,027
Intangibles	—	950	1,579	12,008	—	—	14,537
Total assets	2,433,084	2,442,263	1,417,249	2,242,638	1,146,137	(1,141,314)	8,540,057

Nine Months Ended September 30, 2024
Total revenue	$125,933	$146,469	$64,459	$109,669	$106,457	$(107,868)	$445,119
Net interest income	53,463	52,464	34,104	41,965	(12,515)	1,103	170,584
Provision for credit losses	8,990	3,490	47	(578)	—	—	11,949
Net income (loss) from continuing operations	15,371	51,725	14,603	20,803	85,329	(104,206)	83,625
Goodwill	2,791	14,980	9,888	110,936	—	—	138,595
Intangibles	—	692	1,006	10,053	—	—	11,751
Total assets	2,552,962	2,625,943	1,519,585	2,360,301	1,304,717	(1,274,943)	9,088,565

Nine Months Ended September 30, 2023
Total revenue	$106,664	$138,018	$53,126	$90,443	$101,472	$(103,606)	$386,117
Net interest income	50,590	50,254	32,683	42,716	(11,911)	938	165,270
Provision for credit losses	7,879	2,499	965	(3)	—	—	11,340
Net income (loss) from continuing operations	17,710	48,928	14,113	17,344	82,266	(99,658)	80,703
Goodwill	3,223	14,980	9,888	110,936	—	—	139,027
Intangibles	—	950	1,579	12,008	—	—	14,537
Total assets	2,433,084	2,442,263	1,417,249	2,242,638	1,146,137	(1,141,314)	8,540,057

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of September 30, 2024 and December 31, 2023, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of September 30, 2024 and December 31, 2023 are presented in the following tables (dollars in thousands).  As of September 30, 2024 and December 31, 2023, each of the subsidiary banks met such capital requirements to be “well capitalized.”

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of September 30, 2024:
Company:
Total risk-based capital	$1,243,438	13.87%	$717,351	>	8.00%	$941,523	>	10.50%	$896,689	>	10.00%
Tier 1 risk-based capital	926,516	10.33	538,013	>	6.00	762,185	>	8.50	717,351	>	8.00
Tier 1 leverage	926,516	10.50	352,823	>	4.00	352,823	>	4.00	441,029	>	5.00
Common equity Tier 1	877,688	9.79	403,510	>	4.50	627,682	>	7.00	582,848	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$316,500	13.23%	$191,451	>	8.00%	$251,280	>	10.50%	$239,314	>	10.00%
Tier 1 risk-based capital	286,547	11.97	143,588	>	6.00	203,417	>	8.50	191,451	>	8.00
Tier 1 leverage	286,547	11.19	102,468	>	4.00	102,468	>	4.00	128,085	>	5.00
Common equity Tier 1	286,547	11.97	107,691	>	4.50	167,520	>	7.00	155,554	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$434,183	14.64%	$237,243	>	8.00%	$311,381	>	10.50%	$296,554	>	10.00%
Tier 1 risk-based capital	406,490	13.71	177,932	>	6.00	252,071	>	8.50	237,243	>	8.00
Tier 1 leverage	406,490	16.17	100,568	>	4.00	100,568	>	4.00	125,710	>	5.00
Common equity Tier 1	406,490	13.71	133,449	>	4.50	207,588	>	7.00	192,760	>	6.50
Community State Bank:
Total risk-based capital	$184,706	12.91%	$114,468	>	8.00%	$150,239	>	10.50%	$143,085	>	10.00%
Tier 1 risk-based capital	171,356	11.98	85,851	>	6.00	121,622	>	8.50	114,468	>	8.00
Tier 1 leverage	171,356	11.47	59,760	>	4.00	59,760	>	4.00	74,700	>	5.00
Common equity Tier 1	171,356	11.98	64,388	>	4.50	100,159	>	7.00	93,005	>	6.50
Guaranty Bank:
Total risk-based capital	$289,189	13.78%	$167,886	>	8.00%	$220,350	>	10.50%	$209,857	>	10.00%
Tier 1 risk-based capital	266,765	12.71	125,914	>	6.00	178,379	>	8.50	167,886	>	8.00
Tier 1 leverage	266,765	11.89	89,727	>	4.00	89,727	>	4.00	112,159	>	5.00
Common equity Tier 1	266,765	12.71	94,436	>	4.50	146,900	>	7.00	136,407	>	6.50

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2023:
Company:
Total risk-based capital	$1,171,047	14.29%	$655,461	>	8.00%	$860,293	>	10.50%	$819,327	>	10.00%
Tier 1 risk-based capital	841,052	10.27	491,596	>	6.00	696,428	>	8.50	655,461	>	8.00
Tier 1 leverage	841,052	10.03	335,420	>	4.00	335,420	>	4.00	419,275	>	5.00
Common equity Tier 1	792,321	9.67	368,697	>	4.50	573,529	>	7.00	532,562	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$300,413	12.67%	$189,707	>	8.00%	$248,990	>	10.50%	$237,133	>	10.00%
Tier 1 risk-based capital	270,744	11.42	142,280	>	6.00	201,563	>	8.50	189,707	>	8.00
Tier 1 leverage	270,744	11.23	96,425	>	4.00	96,425	>	4.00	120,531	>	5.00
Common equity Tier 1	270,744	11.42	106,710	>	4.50	165,993	>	7.00	154,137	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$381,514	15.60%	$195,687	>	8.00%	$256,840	>	10.50%	$244,609	>	10.00%
Tier 1 risk-based capital	354,940	14.51	146,766	>	6.00	207,918	>	8.50	195,687	>	8.00
Tier 1 leverage	354,940	14.77	96,093	>	4.00	96,093	>	4.00	120,116	>	5.00
Common equity Tier 1	354,940	14.51	110,074	>	4.50	171,227	>	7.00	158,996	>	6.50
Community State Bank:
Total risk-based capital	$171,747	13.22%	$103,903	>	8.00%	$136,372	>	10.50%	$129,878	>	10.00%
Tier 1 risk-based capital	156,629	12.06	77,927	>	6.00	110,397	>	8.50	103,903	>	8.00
Tier 1 leverage	156,629	11.19	56,005	>	4.00	56,005	>	4.00	70,007	>	5.00
Common equity Tier 1	156,629	12.06	58,445	>	4.50	90,915	>	7.00	84,421	>	6.50
Guaranty Bank:
Total risk-based capital	$267,822	12.68%	$168,967	>	8.00%	$221,770	>	10.50%	$211,209	>	10.00%
Tier 1 risk-based capital	244,506	11.58	126,726	>	6.00	179,528	>	8.50	168,967	>	8.00
Tier 1 leverage	244,506	11.41	85,688	>	4.00	85,688	>	4.00	107,110	>	5.00
Common equity Tier 1	244,506	11.58	95,044	>	4.50	147,847	>	7.00	137,286	>	6.50

NOTE 11 - COMMITMENTS

The Company entered into a construction contract in 2023 for the construction of a new CRBT facility in Cedar Rapids, Iowa.  The Company will pay the contractor a contract price of approximately $17.0 million, subject to additions and deductions as provided in the contract documents. As of September 30, 2024, the Company has paid $12.6 million of the contract price, resulting in a remaining future commitment of $4.4 million. Construction is anticipated to be completed in the fourth quarter of 2024.

The Company entered into a construction contract in 2024 for the construction of a new CSB facility in Ankeny, Iowa.  The Company will pay the contractor a contract price of approximately $41.3 million, subject to certain agreed upon additions and deductions. As of September 30, 2024, the Company has paid $2.1 million of the contract price, resulting in a remaining future commitment of $39.2 million. Construction is anticipated to be completed in 2026.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three and nine months ending September 30, 2024. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. Page locations and specific sections and notes that are referred to in this discussion are listed in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past thirty-one years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of September 30, 2024, the Company had $9.1 billion in consolidated assets, including $6.8 billion in net loans/leases, and $7.0 billion in deposits.  The financial results of acquired entities for the periods since their acquisition are included in this report.  Further information related to acquired entities has been presented in the annual reports previously filed with the SEC corresponding to the year of each acquisition.

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

EXECUTIVE OVERVIEW

The Company reported net income of $27.8 million and diluted EPS of $1.64 for the quarter ended September 30, 2024. By comparison, for the quarter ended June 30, 2024, the Company reported net income of $29.1 million and diluted EPS of $1.72.  For the quarter ended September 30, 2023, the Company reported net income of $25.1 million, and diluted EPS of $1.49.  For the nine months ended September 30, 2024, the Company reported net income of $83.6 million and diluted

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

EPS of $4.94.  By comparison, for the nine months ended September 30, 2023, the Company reported net income of $80.7 million and diluted EPS of $4.79.

The third quarter of 2024 was also highlighted by the following results and events (see section titled “GAAP to Non-GAAP Reconciliations” for additional information):

●	Net income of $27.8 million, or $1.64 per diluted share;
●	Adjusted net income (non-GAAP) of $30.3 million or $1.78 per diluted share, resulting in an adjusted ROAA (non-GAAP) of 1.35%;
●	Significant increase in net interest income of $3.6 million from the prior quarter;
●	Net interest margin expanded by 8 basis points to 2.90%, or 3.34% adjusted NIM (TEY)(non-GAAP);
●	Continued strong capital markets revenue of $16.3 million;
●	Tangible book value (non-GAAP) per share grew $2.35, or 20% annualized; and
●	TCE/TA ratio (non-GAAP) improved 24 basis points to 9.24%.

Following is a table that represents various net income measurements for the Company:

	For the three months ended			For the nine months ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(dollars in thousands)

Net income	$27,785	$29,114	$25,121	$83,625	$80,703

Diluted earnings per common share	$1.64	$1.72	$1.49	$4.94	$4.79

Weighted average common and common equivalent shares outstanding	16,982,400	16,921,854	16,847,951	16,938,309	16,863,203

The Company reported adjusted net income (non-GAAP) of $30.3 million, with adjusted diluted EPS (non-GAAP) of $1.78 for the three months ended September 30, 2024.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.  Adjusted net income (non-GAAP) for the three months ended September 30, 2024 excludes non-recurring items, after-tax, as set forth in the GAAP to Non-GAAP Reconciliation section. The Company reported adjusted net income (non-GAAP) of $86.4 million, with adjusted diluted EPS (non-GAAP) of $5.10 for the nine months ended September 30, 2024.  Adjusted net income (non-GAAP) for the nine months ended September 30, 2024 excludes non-recurring items, after-tax, as set forth in the GAAP to Non-GAAP Reconciliation section.

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended			For the nine months ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(dollars in thousands)

Net interest income	$59,722	$56,163	$55,255	$170,584	$165,270
Provision for credit losses	3,484	5,496	3,806	11,949	11,340
Noninterest income	27,157	30,889	26,593	84,904	84,955
Noninterest expense	53,565	49,888	51,081	154,143	149,593
Federal and state income tax expense	2,045	2,554	1,840	5,771	8,589
Net income	$27,785	$29,114	$25,121	$83,625	$80,703

Following are some noteworthy changes in the Company's financial results:

●	Net interest income in the third quarter of 2024 increased 6% compared to the second quarter of 2024 due to higher loan and investment average balances, margin expansion from higher loan yields and stable funding costs, and increased 8% when compared to the third quarter of 2023 due to higher average earning assets. Loan discount

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

accretion increased by $195 thousand from the prior quarter. Net interest income increased 3% when comparing the first nine months of 2024 to the same period of the prior year. The increase was primarily due to higher average earning assets.
●	Provision expense in the third quarter of 2024 decreased $2.0 million as compared to the second quarter of 2024 and decreased $322 thousand when compared to the third quarter of 2023. The decrease was primarily due to overall credit quality improvements. Provision expense in the first nine months of 2024 increased $609 thousand compared to the first nine months of 2023. The increase was due to strong loan growth and the impact of our qualitative CECL model factors. In addition, there was negative provision of $445 thousand on AFS securities for the first quarter of 2024 related to the sale of a debt investment in a failed bank. See the “Provision for Credit Losses” section of this report for additional details.

●	Noninterest income in the third quarter of 2024 decreased $3.7 million, or 12%, compared to the second quarter of 2024. The decrease in the third quarter compared to the linked quarter was primarily due to lower BOLI due to realized income of $2.2 million from BOLI policy proceeds received during the second quarter of 2024 and capital markets revenue from swap fees, offset by higher wealth management revenue. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. The Company has a strong pipeline for this business and expects it to continue to be a solid source of fee income in 2024. Noninterest income increased $564 thousand, or 2%, compared to the third quarter of 2023. Noninterest income decreased $51 thousand when comparing the first nine months of 2024 to the same period of the prior year. During the third quarter, the Company executed a derivative strategy with a notional value of approximately $410.0 million. These derivatives are designed to safeguard the Company’s regulatory capital against the adverse effects of a significant decline in long-term interest rates. These derivatives are unhedged and are marked-to-market, with gains or losses recorded in noninterest income and reflected as a non-core item. For the third quarter of 2024, the Company recorded a $414 thousand loss on these derivatives.
●	Noninterest expense increased $3.7 million, or 7%, in the third quarter of 2024 compared to the second quarter of 2024. Noninterest expense increased $2.5 million, or 5%, compared to the third quarter of 2023. The linked-quarter increase was primarily due to the previously announced one-time restructuring and goodwill impairment charges related to the decision to discontinue offering new loans and leases at m2. Noninterest expense increased $4.6 million, or 3%, when comparing the first nine months of 2024 to the same period in the prior year. This increase was primarily due to higher professional and data processing expense as well as restructuring and goodwill impairment expenses related due to the decision to discontinue offering new loans and leases through m2.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	September 30, 2024	June 30, 2024	September 30, 2023
Loan and lease growth organically	Loans and leases growth	> 9% annually	5.8%	12.4%	10.2%
Fee income growth	Fee income growth	> 6% annually	(16.8)%	(13.5)%	45.8%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	(3.8)%	(4.4)%	10.2%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period that are then annualized for comparison to the prior year actual. The calculations provided exclude non-core noninterest income and noninterest expense.

It should be noted that these initiatives are long-term targets.

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the third quarter of 2024 to support its corporate strategy:

●	The Company completed a LIHTC loan securitization through a Freddie Mac sponsored M series transaction in the third quarter of 2024. The securitization consisted of tax exempt LIHTC loans with a total outstanding principal balance of $232.4 million and a total carrying value of $230.7 million. The Company recorded a net loss on the transactions of $473 thousand, which is reported in capital markets revenue on the Company’s consolidated statements of income. The Company plans to continue to utilize securitizations as a liquidity and concentration management tool, and to provide additional capacity to produce LIHTC loans and the related capital markets revenue.
●	The Company experienced a decrease in the amount of loans and leases in the third quarter of 2024 of 1.5% on an annualized basis as a result of the securitization. Included in total loans and leases was $165.9 million of LIHTC loans held for sale in anticipation of the Company’s next loan securitization. Excluding the impact of the loans securitized during the third quarter, loan growth is 10.5% annualized.
●	Correspondent banking has continued to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. The Company acted as the correspondent bank through QCBT for 188 downstream banks with total noninterest bearing deposits of $109.3 million and total interest-bearing deposits of $714.6 million as of September 30, 2024. By comparison, the Company acted as the correspondent bank for 180 downstream banks with total noninterest bearing deposits of $93.0 million and total interest-bearing deposits of $308.2 million as of September 30, 2023. This line of business provides a strong source of deposits, fee income, high-quality loan participations and bank stock loans. The Company also manages off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks of $438.1 million as of September 30, 2024, as compared to $258.4 million as of September 30, 2023.
●	The Company is focused on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. These interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for various interest rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for applicable borrowers and the Company. Levels of capital markets revenue from swap fee income are influenced by prevailing interest rates. Capital markets revenue, primarily from swap fee income, totaled $16.3 million for the third quarter of 2024 as compared to $15.6 million for the same period of the prior year. Capital markets revenue, primarily from swap fee income, totaled $50.5 million for the first nine months of 2024 as compared to $55.1 million for the same period of the prior year.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	Over many years, the Company has been successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management increased by $343.9 million for the quarter ended September 30, 2024 compared to the quarter ended June 30, 2024, and increased by $941.1 million for the first nine months of 2024. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of trust fees are determined based on the value of the investments managed. The Company expects trust and investment advisory and management fees to be negatively impacted during periods of lower market valuations and positively impacted during periods of higher market valuations. The Company has recently expanded its wealth management client base into the Springfield, Missouri market and the Des Moines, Iowa metropolitan market.
●	Noninterest expense for the first nine months of 2024 totaled $154.1 million as compared to $149.6 million in the first nine months of 2023. The increase was primarily due to increased professional and data processing fees due to information technology investment growth as well as restructuring and goodwill impairment expenses related due to the decision to discontinue offering new loans and leases through m2.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio”, “adjusted net income”, “adjusted EPS”, “adjusted ROAA”, “NIM (TEY)”, “adjusted NIM (TEY)” and “efficiency ratio.” In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

●	TCE/TA ratio (non-GAAP) is reconciled to stockholders’ equity and total assets;
●	Adjusted net income, adjusted EPS and adjusted ROAA (all non-GAAP measures) are reconciled to net income;
●	NIM (TEY) (non-GAAP) and adjusted NIM (TEY) (non-GAAP) are reconciled to NIM; and
●	Adjusted efficiency ratio (non-GAAP) and efficiency ratio (non-GAAP) is reconciled to noninterest expense, net interest income and noninterest income.

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

The adjusted efficiency ratio and efficiency ratio are utilized by management to compare the Company to its peers. It is a standard ratio used to calculate overhead as a percentage of revenue in the banking industry and is widely utilized by investors.

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

	As of
GAAP TO NON-GAAP	September 30,	June 30,	September 30,
RECONCILIATIONS	2024	2024	2023

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$976,620	$936,319	$828,383
Less: Intangible assets	150,347	151,468	153,564
TCE (non-GAAP)	$826,273	$784,851	$674,819

Total assets (GAAP)	$9,088,565	$8,871,991	$8,540,057
Less: Intangible assets	150,347	151,468	153,564
TA (non-GAAP)	$8,938,218	$8,720,523	$8,386,493

TCE/TA ratio (non-GAAP)	9.24%	9.00%	8.05%

	For the Quarter Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2024	2024	2023	2024	2023

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$27,785	$29,114	$25,121	$83,625	$80,703
Less non-core items (post-tax) (*):
Income:
Securities gains (losses), net	—	—	—	—	(356)
Fair value gain (loss) on derivatives, net	(542)	(145)	(265)	(830)	(537)
Total non-core income (non-GAAP)	$(542)	$(145)	$(265)	$(830)	$(893)
Expense:
Post-acquisition compensation, transition and integration costs	—	—	—	—	164
Goodwill impairment	432	—	—	432	—
Restructuring expense	1,544	—	—	1,544	—
Total non-core expense (non-GAAP)	$1,976	$—	$—	$1,976	$164

Adjusted net income (non-GAAP)	$30,303	$29,259	$25,386	$86,431	$81,760

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$30,303	$29,259	$25,386	$86,431	$81,760

Weighted average common shares outstanding	16,846,200	16,814,814	16,717,303	16,814,787	16,731,847
Weighted average common and common equivalent shares outstanding	16,982,400	16,921,854	16,847,951	16,938,309	16,863,203

Adjusted EPS (non-GAAP):
Basic	$1.80	$1.74	$1.52	$5.14	$4.89
Diluted	$1.78	$1.73	$1.51	$5.10	$4.85

ADJUSTED ROAA (non-GAAP)
Adjusted net income (non-GAAP) (from above)	$30,303	$29,259	$25,386	$86,431	$81,760

Average Assets	$8,968,653	$8,776,002	$8,287,813	$8,765,913	$8,041,141

Adjusted ROAA (non-GAAP)	1.35%	1.33%	1.23%	1.31%	1.36%
Adjusted ROAE (non-GAAP)	12.60%	12.69%	12.12%	12.40%	13.35%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$59,722	$56,163	$55,255	$170,584	$165,270
Plus: Tax equivalent adjustment	9,544	8,914	7,771	26,803	20,283
Net interest income - tax equivalent (non-GAAP)	$69,266	$65,077	$63,026	$197,387	$185,553
Less: Acquisition accounting net accretion	463	268	539	1,094	1,501
Adjusted net interest income	$68,803	$64,809	$62,487	$196,293	$184,052

Average earning assets	$8,183,196	$7,999,044	$7,573,785	$7,997,334	$7,369,420

NIM (GAAP)	2.90%	2.82%	2.89%	2.85%	3.00%
NIM (TEY) (non-GAAP)	3.37%	3.27%	3.31%	3.30%	3.37%
Adjusted NIM (TEY) (non-GAAP)	3.34%	3.26%	3.28%	3.28%	3.34%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$53,565	$49,888	$51,081	$154,143	$149,593

Net interest income (GAAP)	$59,722	$56,163	$55,255	$170,584	$165,270
Noninterest income (GAAP)	27,157	30,889	26,593	84,904	84,955
Total income	$86,879	$87,052	$81,848	$255,488	$250,225

Efficiency ratio (noninterest expense/total income) (non-GAAP)	61.65%	57.31%	62.41%	60.33%	59.78%
Adjusted efficiency ratio (core noninterest expense/core total income) (Non-GAAP)	58.45%	57.19%	62.15%	59.16%	59.43%

*     Non-core or non-recurring items (after-tax) are calculated using an estimated effective federal tax rate of 21% with the exception of goodwill impairment which is not deductible for tax.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME AND MARGIN- (TAX EQUIVALENT BASIS)

Net interest income, on a GAAP basis, increased 8% for the quarter ended September 30, 2024, compared to the same quarter of the prior year.  Net interest income, on a tax equivalent basis (non-GAAP), increased 10% for the quarter ended September 30, 2024, compared to the same quarter of the prior year. The increase was driven by higher average earning assets and margin expansion.

A comparison of yields, spread and margin on a tax equivalent and GAAP basis is as follows:

	GAAP			Tax Equivalent Basis
	For the Three Months Ended			For the Three Months Ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2024	2024	2023	2024	2024	2023
Average Yield on Interest-Earning Assets	6.13%	5.99%	5.73%	6.56%	6.46%	6.10%
Average Cost of Interest-Bearing Liabilities	3.93%	3.93%	3.54%	3.93%	3.93%	3.54%
Net Interest Spread	2.20%	2.06%	2.19%	2.63%	2.53%	2.56%
NIM (TEY) (Non-GAAP)	3.37%	3.27%	3.31%	3.37%	3.27%	3.31%
NIM Excluding Acquisition Accounting Net Accretion (Non-GAAP)	2.92%	2.80%	2.89%	3.34%	3.26%	3.28%

	GAAP		Tax Equivalent Basis
	For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Average Yield on Interest-Earning Assets	6.46%	4.54%	6.46%	5.83%
Average Cost of Interest-Bearing Liabilities	3.91%	3.17%	3.91%	3.17%
Net Interest Spread	2.55%	1.37%	2.55%	2.66%
NIM (TEY) (Non-GAAP)	2.85%	3.49%	3.30%	3.37%
NIM Excluding Acquisition Accounting Net Accretion (Non-GAAP)	3.06%	2.47%	3.28%	3.34%

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2024	2024	2023	2024	2023
	(dollars in thousands)			(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$463	$268	$539	$1,094	$1,501

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended September 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$12,596	$173	5.37%	$21,526	$284	5.23%
Interest-bearing deposits at financial institutions	145,597	1,915	5.23%	86,807	1,205	5.51%
Investment securities - taxable	381,285	4,439	4.64%	344,657	3,788	4.38%
Investment securities - nontaxable (1)	760,645	10,744	5.65%	600,693	6,974	4.64%
Restricted investment securities	42,546	840	7.73%	43,590	659	5.91%
Gross loans/leases receivable (1) (2) (3)	6,840,527	116,854	6.80%	6,476,512	103,428	6.34%
Total interest earning assets	8,183,196	134,965	6.56%	7,573,785	116,338	6.10%

Noninterest-earning assets:
Cash and due from banks	79,172			76,135
Premises and equipment	144,857			118,757
Less allowance	(87,472)			(85,778)
Other	648,900			604,914
Total assets	$8,968,653			$8,287,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$4,739,757	42,180	3.54%	$4,264,208	33,563	3.12%
Time deposits	1,164,560	13,206	4.51%	999,488	10,003	3.97%
Short-term borrowings	2,485	32	5.07%	1,514	20	5.28%
FHLB advances	445,632	5,972	5.24%	425,870	5,724	5.26%
Subordinated notes	233,313	3,616	6.20%	232,890	3,307	5.68%
Junior subordinated debentures	48,806	693	5.56%	48,678	695	5.59%
Total interest-bearing liabilities	6,634,553	65,699	3.93%	5,972,648	53,312	3.54%
Effect of noninterest bearing liabilities			(0.49)%			(0.54)%
Cost of funds			3.44%			3.00%

Noninterest-bearing demand deposits	953,879			1,078,643
Other noninterest-bearing liabilities	417,919			398,788
Total liabilities	8,006,351			7,450,079

Stockholders' equity	962,302			837,734
Total liabilities and stockholders' equity	$8,968,653			$8,287,813
Net interest income		$69,266			$63,026
Net interest spread			2.63%			2.56%
Net interest margin			2.90%			2.89%
Net interest margin (TEY)(Non-GAAP)			3.37%			3.31%
Adjusted net interest margin (TEY)(Non-GAAP)			3.34%			3.28%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.34%			126.81%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended September 30, 2024

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2024 vs. 2023
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(111)	$50	$(161)
Interest-bearing deposits at financial institutions	710	(403)	1,113
Investment securities - taxable	651	233	418
Investment securities - nontaxable (2)	3,770	1,696	2,074
Restricted investment securities	181	283	(102)
Gross loans/leases receivable (2) (3)	13,426	7,565	5,861
Total change in interest income	18,627	9,424	9,203

INTEREST EXPENSE
Interest-bearing deposits	8,617	4,713	3,904
Time deposits	3,203	1,447	1,756
Short-term borrowings	12	(5)	17
Federal Home Loan Bank advances	248	(138)	386
Subordinated notes	309	303	6
Junior subordinated debentures	(2)	(11)	9
Total change in interest expense	12,387	6,309	6,078

Total change in net interest income	$6,240	$3,115	$3,125

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Nine Months Ended September 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$15,196	$625	5.40%	$19,267	$741	5.14%
Interest-bearing deposits at financial institutions	106,195	4,254	5.35%	83,783	3,151	5.03%
Investment securities - taxable	377,538	12,986	4.57%	340,140	10,847	4.24%
Investment securities - nontaxable (1)	717,284	29,557	5.50%	599,070	19,892	4.43%
Restricted investment securities	41,348	2,383	7.57%	38,817	1,677	5.70%
Gross loans/leases receivable (1) (2) (3)	6,739,773	337,244	6.68%	6,288,343	285,136	6.06%
Total interest earning assets	7,997,334	387,049	6.46%	7,369,420	321,444	5.83%

Noninterest-earning assets:
Cash and due from banks	78,203			72,767
Premises and equipment, net	136,030			118,408
Less allowance for estimated losses on loans/leases	(86,254)			(86,840)
Other	640,600			567,386
Total assets	$8,765,913			$8,041,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$4,639,937	122,207	3.52%	$4,099,789	84,565	2.76%
Time deposits	1,121,508	37,679	4.49%	1,020,421	27,225	3.57%
Short-term borrowings	1,846	76	5.47%	3,588	152	5.66%
Federal Home Loan Bank advances	421,782	16,948	5.28%	311,740	11,898	5.03%
Subordinated notes	233,207	10,678	6.10%	232,784	9,922	5.68%
Junior subordinated debentures	48,774	2,074	5.59%	48,646	2,129	5.77%
Total interest-bearing liabilities	6,467,054	189,662	3.91%	5,716,968	135,891	3.17%
Effect of noninterest bearing liabilities			(0.50)%			(0.53)%
Cost of funds			3.41%			2.64%

Noninterest-bearing demand deposits	952,806			1,151,873
Other noninterest-bearing liabilities	416,712			355,709
Total liabilities	7,836,572			7,224,550

Stockholders' equity	929,341			816,591
Total liabilities and stockholders' equity	$8,765,913			$8,041,141
Net interest income		$197,387			$185,553
Net interest spread			2.55%			2.66%
Net interest margin			2.85%			3.00%
Net interest margin (TEY)(Non-GAAP)			3.30%			3.37%
Adjusted net interest margin (TEY)(Non-GAAP)			3.28%			3.34%
Ratio of average interest earning assets to average interest-bearing liabilities	123.66%			128.90%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the nine months ended September 30, 2024

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2024 vs. 2023
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(116)	$58	$(174)
Interest-bearing deposits at other financial institutions	1,103	212	891
Investment securities - taxable	2,139	886	1,253
Investment securities - nontaxable (2)	9,665	5,319	4,346
Restricted investment securities	706	589	117
Gross loans/leases receivable (2) (3)	52,108	30,622	21,486
Total change in interest income	65,605	37,686	27,919

INTEREST EXPENSE
Interest-bearing demand deposits	37,642	25,460	12,182
Time deposits	10,454	7,551	2,903
Short-term borrowings	(76)	(5)	(71)
Federal Home Loan Bank advances	5,050	623	4,427
Subordinated notes	756	738	18
Junior subordinated debentures	(55)	(64)	9
Total change in interest expense	53,771	34,303	19,468

Total change in net interest income	$11,834	$3,383	$8,451

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

The Company’s operating results are also affected by economic and competitive conditions, particularly changes in interest rates, income tax rates, government policies and actions of regulatory authorities.  For a discussion of the factors that could have a material impact on the operations and future prospects of the Company and its subsidiaries, see the “Risk Factors” section included under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased $16.9 million, comparing the third quarter of 2024 to the same period of 2023, and increased $59.1 million when comparing the first nine months of 2024 to the same period of 2023.  Interest income (tax equivalent non-GAAP) increased $18.6 million, comparing the third quarter of 2024 to the same period of 2023, and increased $65.6 million when comparing the first nine months of 2024 to the same period of 2023. This increase in interest income across

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

both periods was primarily due to higher loan and investment average balances and margin expansion from higher loan yields.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense increased $12.4 million, comparing the third quarter of 2024 to the same period of 2023, and increased $53.8 million, comparing the first nine months of 2024 to the same period of 2023. The increase across both periods was due to the higher cost of funds as well as an increase in interest bearing and time deposits with lower noninterest bearing deposits. The Company’s cost of funds was 3.44% for the quarter ended September 30, 2024, an increase from 3.00% for the quarter ended September 30, 2023. The Company’s cost of funds was 3.41% for the nine months ended September 30, 2024, an increase from 2.64% for the nine months ended September 30, 2023.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

	(dollars in thousands)		(dollars in thousands)

Provision for credit losses - loans and leases	$3,828	$3,260	$11,907	$9,031
Provision for credit losses - off-balance sheet exposures	(344)	546	487	1,320
Provision for credit losses - available for sale securities	—	—	(445)	989
Total provision for credit losses	$3,484	$3,806	$11,949	$11,340

The Company had a total provision for credit losses on loans and leases of $3.8 million for the third quarter of 2024, which is an increase from $3.3 million for the same period of 2023, primarily driven by loan growth during the quarter.  The provision related to OBS was negative $344 thousand for the third quarter of 2024 compared to $546 thousand for the third quarter of 2023. The decrease was due to a decreased balance in unfunded commitments, improved credit quality and updates to the CECL model factors. There was no provision related to HTM securities for the third quarter of 2024 or 2023. There was no provision related to AFS securities for the third quarter of 2024 or 2023.

Provision for loans and leases for the first nine months of 2024 totaled $11.9 million, an increase from $9.0 million for the first nine months of 2023.  The increase in provision on loans and leases was primarily driven by loan growth. The provision related to OBS was $487 thousand for the first nine months of 2024 compared to a provision related to OBS of $1.3 million for the first nine months of 2023.  The decrease was due to a decreased balance in unfunded commitments, improved credit quality and updates to the CECL model factors.  There was no provision related to HTM securities for the first nine months of 2024 or 2023. There was a provision of $989 thousand and negative provision of $445 thousand on AFS securities for the first nine months of 2023 and 2024, respectively, resulting from the write off in 2023 and subsequent change in fair value in 2024, of a debt investment in a failed bank.  This was a legacy investment acquired as part of the 2022 GFED acquisition in which an allowance was established for the entire balance of the bond in March 2023 and due to favorable changes in market conditions during 2024, partially recovered in value and was then sold during the first quarter of 2024.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company had an ACL for loans/leases held for investment of 1.30% of total gross loans/leases held for investment at September 30, 2024, compared to 1.33% at June 30, 2024 and 1.39% at September 30, 2023.  Management has evaluated the allowance needed on the loans acquired prior to the adoption of ASU 2016-13 on January 1, 2021, factoring in the remaining discount, which was $2.8 million and $4.6 million at September 30, 2024 and September 30, 2023, respectively.

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this Report.

NONINTEREST INCOME

The following table sets forth the various categories of noninterest income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,	September 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)

Trust fees	$3,270	$2,863	$407	14.2%
Investment advisory and management fees	1,229	947	282	29.8
Deposit service fees	2,294	2,107	187	8.9
Gains on sales of residential real estate loans, net	385	476	(91)	(19.1)
Capital markets revenue	16,290	15,596	694	4.4
Earnings on bank-owned life insurance	814	1,807	(993)	(55.0)
Debit card fees	1,575	1,584	(9)	(0.6)
Correspondent banking fees	507	450	57	12.7
Loan related fee income	949	800	149	18.6
Fair value loss on derivatives and trading securities	(886)	(336)	(550)	(163.7)
Other	730	299	431	144.1
Total noninterest income	$27,157	$26,593	$564	2.1%

	Nine Months Ended
	September 30,	September 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)

Trust fees	$9,572	$8,613	$959	11.1%
Investment advisory and management fees	3,544	2,812	732	26.0
Deposit service fees	6,302	6,169	133	2.2
Gains on sales of residential real estate loans, net	1,307	1,288	19	1.5
Gains on sales of government guaranteed portions of loans, net	36	30	6	20.0
Capital markets revenue	50,505	55,109	(4,604)	(8.4)
Securities losses, net	—	(451)	451	100.0
Earnings on bank-owned life insurance	4,646	3,352	1,294	38.6
Debit card fees	4,612	4,639	(27)	(0.6)
Correspondent banking fees	1,529	1,197	332	27.7
Loan related fee income	2,747	2,221	526	23.7
Fair value loss on derivatives and trading securities	(998)	(680)	(318)	(46.8)
Other	1,102	656	446	68.0
Total noninterest income	$84,904	$84,955	$(51)	(0.1)%

The Company continues to be successful in expanding its wealth management client base and new assets under management. Trust fees continue to be a significant contributor to noninterest income. Assets under management have increased $343.9 million since June 30, 2024 and have increased by $1.4 billion since September 30, 2023 due to market fluctuation and new client additions.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. Trust fees are primarily determined based on the market value of the investments within the fully-managed trusts. Trust fees increased 14% in the third quarter of 2024 as compared to the same period of the prior year and increased 11% when comparing the first nine months of 2024 to the first nine months of 2023 due to market performance and new assets under management.  The Company expects trust fees to be negatively

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations.

Investment advisory and management fees increased 30% comparing the third quarter of 2024 to the same period of the prior year, and increased 26% when comparing the first nine months of 2024 to the first nine months of 2023. Similar to trust fees, investment advisory and management fees are largely determined based on the market value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Deposit service fees increased 9% in the third quarter of 2024 as compared to the same period of the prior year, and increased 2% when comparing the first nine months of 2024 to the first nine months of 2023. During the first nine months of 2024, the Company’s total deposits increased by $470.6 million, or 7%. When comparing annualized YTD growth of total deposits, the Company continues to be successful in expanding its core deposit base with a targeted focus on growing the number of net new accounts in 2024.

Gains on sales of residential real estate loans, net, decreased 19% when comparing the third quarter of 2024 to the same period of the prior year, and increased 2% when comparing the first nine months of 2024 to the first nine months of 2023. The decrease in the third quarter of 2024 was due to lower volume of client residential real estate purchase activity generating lower levels of gains.  For the nine months ended September 30, 2024, the increase in gains was due to overall higher volume of client residential real estate purchase activity from the same period in the prior year.

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

Capital markets revenue totaled $16.3 million for the third quarter of 2024, compared to $15.6 million for the third quarter of 2023. Capital markets revenue totaled $50.5 million for the first nine months of 2024 compared to $55.1 million for the first nine months of 2023. In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans.  Therefore, the mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans. Future levels of swap fees are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

Also included in capital markets revenue are gains/losses on loan securitizations. The Company closed on $232.4 million of LIHTC loans for securitization in the third quarter of 2024 which resulted in a loss of $473 thousand. LIHTC securitizations will likely be used in the future as a tool to provide capacity for continued LIHTC loan production.

There were no securities gains or losses for the three and nine months ended September 30, 2024 or for the three months ended September 30, 2023. Securities losses totaled $451 thousand for the nine months ended September 30, 2023.  The Company sold $29.0 million of securities during the first quarter of 2023.  The securities sold were part of a strategy to partially deleverage the Company’s balance sheet with an anticipated rapid earn back of the modest loss before the end of the calendar year.

Earnings on BOLI decreased 55% comparing the third quarter of 2024 to the third quarter of 2023 and increased 39% comparing the first nine months of 2024 to the first nine months of 2023. The change was due primarily to $2.2 million of death benefit proceeds on BOLI received in the second quarter of 2024. There were no purchases of BOLI in the first nine months of 2024 or 2023. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets.  Management intends to continue to review its BOLI investments to be consistent with

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees remained stable comparing the third quarter of 2024 as compared to the same period of the prior year, and also comparing the first nine months of 2024 to the first nine months of 2023. The fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 13% comparing the third quarter of 2024 to the same period of the prior year, and increased 28% comparing the first nine months of 2024 to the first nine months of 2023. The increase was primarily due to a shift of correspondent banking balances from non-interest bearing accounts to interest bearing accounts, in light of increasing rates. Fees from correspondent banks generally increase when non-interest bearing account balances decrease due to lower associated earnings credits. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves 188 banks in Iowa, Illinois, Missouri and Wisconsin.

Loan-related fee income increased 19% comparing the third quarter of 2024 to the same period of the prior year, and increased 24% comparing the first nine months of 2024 to the first nine months of 2023.  The increase across both periods was primarily due to the growth in our commercial credit card portfolio.

Fair value loss on derivatives and trading securities was $886 thousand in the third quarter of 2024, as compared to $336 thousand in losses in the same period of the prior year.  Fair value loss on derivatives and trading securities was $998 thousand in the first nine months of 2024 as compared to $680 thousand in the first nine months of 2023.  During the third quarter of 2024, the Company executed a derivative strategy with a notional value of approximately $410 million. These derivatives are unhedged and are marked-to-market, with gains or losses recorded in noninterest income which was a contributing factor in the increase in fair value losses. The Company uses unhedged cap instruments and swaptions to manage interest rate risk related to the variability of interest payments due to changes in interest rates. Fair value gains or losses will fluctuate depending on the interest rate environment.  See Note 5 to the Consolidated Financial Statements for additional information.

Other noninterest income increased $431 thousand, or 144%, in the third quarter of 2024 as compared to the same period of the prior year due to improvements on the market value of the Company’s equity investments.  Other noninterest income increased $446 thousand, or 68%, comparing the first nine months of 2024 to the first nine months of 2023. Included in other noninterest income is income on equity investments.  Income on equity investments is largely determined based on the market value of the investments managed. As a result, income fluctuates with market valuations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,	September 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$31,637	$32,098	$(461)	(1.4)%
Occupancy and equipment expense	6,168	6,228	(60)	(1.0)
Professional and data processing fees	4,457	4,456	1	0.0
Restructuring expense	1,954	—	1,954	100.0
FDIC insurance, other insurance and regulatory fees	1,711	1,721	(10)	(0.6)
Loan/lease expense	587	826	(239)	(28.9)
Net cost of (income from) and gains/losses on operations of real estate	(42)	3	(45)	(1,500.0)
Advertising and marketing	2,124	1,429	695	48.6
Communication and data connectivity	333	478	(145)	(30.3)
Supplies	278	335	(57)	(17.0)
Bank service charges	603	605	(2)	(0.3)
Correspondent banking expense	325	232	93	40.1
Intangibles amortization	690	691	(1)	(0.1)
Goodwill impairment	432	—	432	100.0
Payment card processing	785	733	52	7.1
Trust expense	395	432	(37)	(8.6)
Other	1,128	814	314	38.6
Total noninterest expense	$53,565	$51,081	$2,484	4.9%

	Nine Months Ended
	September 30,	September 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$94,576	$95,560	$(984)	(1.0)%
Occupancy and equipment expense	19,059	18,242	817	4.5
Professional and data processing fees	13,893	12,048	1,845	15.3
Restructuring expense	1,954	—	1,954	100.0
Post-acquisition compensation, transition and integration costs	—	207	(207)	(100.0)
FDIC insurance, other insurance and regulatory fees	5,510	5,022	488	9.7
Loan/lease expense	1,116	2,034	(918)	(45.1)
Net cost of (income from) and gains/losses on operations of other real estate	(44)	(64)	20	(31.3)
Advertising and marketing	5,172	4,401	771	17.5
Communication and data connectivity	1,052	1,614	(562)	(34.8)
Supplies	812	921	(109)	(11.8)
Bank service charges	1,793	1,831	(38)	(2.1)
Correspondent banking expense	993	663	330	49.8
Intangibles amortization	2,070	2,222	(152)	(6.8)
Goodwill Impairment	432	—	432	100.0
Payment card processing	2,137	1,820	317	17.4
Trust expense	1,199	983	216	22.0
Other	2,419	2,089	330	15.8
Total noninterest expense	$154,143	$149,593	$4,550	3.0%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, decreased 1% when comparing the third quarter of 2024 to the same period of the prior year and when comparing the first nine months of 2024 to the first nine months of 2023 due to lower variable compensation and lower FTEs.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Occupancy and equipment expense decreased 1% comparing the third quarter of 2024 to the same period of the prior year, and increased 5% comparing the first nine months of 2024 to the first nine months of 2023. The increase was due to higher IT service contracts expense and depreciation.

Professional and data processing fees remained stable comparing the third quarter of 2024 to the same period of the prior year, and increased 15% comparing the first nine months of 2024 to the first nine months of 2023. The increase was due primarily to increased CDARS and ICS expenses as well as increased data processing expenses. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

Restructuring expenses totaled $2.0 million for the third quarter and first nine months of 2024 due to the decision to discontinue offering new loans and leases through m2. The charges consisted primarily of severance and retention compensation as well as vendor contract termination fees. There were no restructuring expenses in 2023.

There were no post-acquisition compensation, transition and integration costs in 2024, whereas such costs totaled $207 thousand in the first nine months of 2023. These costs were comprised primarily of IT integration and data conversion costs related to the acquisition of GFED.

FDIC insurance, other insurance and regulatory fee expense remained stable when comparing the third quarter of 2024 to the same period of the prior year, and increased 10% when comparing the first nine months of 2024 to the first nine months of 2023.  The increase in expense for the first nine months of 2024 was due to asset growth and higher FDIC insurance rates.

Loan/lease expense decreased 29% when comparing the third quarter of 2024 to the same quarter of the prior year, and decreased 45% comparing the first nine months of 2024 to the first nine months of 2023. The decrease was due primarily to lower legal expense on loan workouts and higher recoveries of legal expenses incurred on loan workouts.  Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs, as NPLs have increased 1% since September 30, 2023.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net income from and gains/losses on operations of other real estate for the third quarter of 2024 totaled $42 thousand, compared to net cost of and gains/losses on operations of other real estate of $3 thousand for the third quarter of 2023.  Net income from and gain/losses on operations of other real estate totaled $44 thousand for the first nine months of 2024, compared to net income from and gains/losses on operations of other real estate of $64 thousand for the first nine months of 2023.

Advertising and marketing expense increased 49% comparing the third quarter of 2024 to the same period of the prior year, and increased 18% comparing the first nine months of 2024 to the first nine months of 2023. The increase in expense compared to the linked quarter was primarily due to the increased marketing of our deposit products.

Communication and data connectivity expense decreased 30% comparing the third quarter of 2024 to the same period of the prior year, and decreased 35% comparing the first nine months of 2024 to the first nine months of 2023.  The decrease was primarily due to improvements to our data center connectivity channels and a reduction in cell phone and air card expenses as the Company continues to improve operational efficiencies.

Supplies expense decreased 17% comparing the third quarter of 2024 to the same period of the prior year, and decreased 12% comparing the first nine months of 2024 to the first nine months of 2023. This decrease is primarily due to the timing of purchases.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, remained stable when comparing the third quarter of 2024 to the same period of the prior year,

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

and decreased 2% comparing the first nine months of 2024 to the first nine months of 2023.  As transaction volumes and the number of correspondent banking clients fluctuate, the associated expenses are expected to also fluctuate.

Correspondent banking expense increased 40% when comparing the third quarter of 2024 to the same period of the prior year, and increased 50% comparing the first nine months of 2024 to the first nine months of 2023.  The increase in correspondent expenses includes planned costs for an upgraded safekeeping platform. These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense remained stable when comparing the third quarter of 2024 to the same period of the prior year, and decreased 7% comparing the first nine months of 2024 to the first nine months of 2023. The amortization expense is due to the prior acquisitions.  These expenses will naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

Goodwill impairment expense totaled $432 thousand for the third quarter and for the first nine months of 2024 due to the decision to discontinue offering new loans and leases through m2. There was no goodwill impairment expense in 2023.

Payment card processing expense increased 7% when comparing the third quarter of 2024 to the same period of the prior year, and increased 17% comparing the first nine months of 2024 to the first nine months of 2023 due to an increased volume of transactions.

Trust expense decreased 9% when comparing the third quarter of 2024 to the same period of the prior year, and increased 22% comparing the first nine months of 2024 to the first nine months of 2023. The decrease in the third quarter of 2024 as compared of the same period of the prior year was primarily due to additional costs for the planned system conversions of the trust and tax accounting platforms that occurred during the third quarter of 2023.  The increase in trust expense for the first nine months of 2024 was due to assets under management growth.

Other noninterest expense increased 39% when comparing the third quarter of 2024 to the same period of the prior year, and increased 16% comparing the first nine months of 2024 to the first nine months of 2023.  The increase was primarily due to increased insurance claim loss reserves at our QCRH Risk Management micro captive entity. Included in other noninterest expense are items such as meals and entertainment, subscriptions and sales and use tax.

INCOME TAXES

In the third quarter of 2024, the Company incurred income tax expense of $2.0 million, compared to income tax expense of $1.8 million in the same period of the prior year. During the first nine months of 2024, the Company incurred income tax expense of $5.8 million, compared to income tax expense of $8.6 million in the first nine months of 2023. The Company continues to benefit from increased levels of tax exempt income due to strong growth in tax-exempt loan and bond portfolios.  As a result, this has helped drive the Company’s effective tax rate lower for both the three and nine months

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

periods ended September 30, 2024. Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 6 to the Consolidated Financial Statements for additional detail.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet:

	As of
	September 30, 2024		June 30, 2024		December 31, 2023		September 30, 2023

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$262,999	3%	$194,435	2%	$237,492	3%	$184,915	2%
Securities	1,146,046	13%	1,033,199	12%	1,005,528	12%	896,394	10%
Net loans/leases	6,742,481	74%	6,766,680	76%	6,456,216	75%	6,518,638	77%
Derivatives	261,913	3%	194,354	2%	187,341	2%	291,295	3%
Other assets	675,126	7%	683,323	8%	652,317	8%	648,815	8%
Total assets	$9,088,565	100%	$8,871,991	100%	$8,538,894	100%	$8,540,057	100%

Total deposits	$6,984,633	77%	$6,764,667	76%	$6,514,005	77%	$6,494,852	76%
Total borrowings	660,344	7%	768,671	9%	718,295	8%	712,126	8%
Derivatives	285,769	3%	221,798	2%	215,735	3%	320,220	4%
Other liabilities	181,199	2%	180,536	2%	204,263	2%	184,476	2%
Total stockholders' equity	976,620	11%	936,319	11%	886,596	10%	828,383	10%
Total liabilities and stockholders' equity	$9,088,565	100%	$8,871,991	100%	$8,538,894	100%	$8,540,057	100%

During the third quarter of 2024, the Company's total assets increased $216.6 million, or 2%, from June 30, 2024, to a total of $9.1 billion. The Company’s net loans/leases decreased $24.2 million in the third quarter of 2024. The decrease in net loans/leases was driven primarily by a decrease in loans held for sale with the closing of a loan securitization in the third quarter of 2024.  Loans and leases held for investment increased $53.5 million as compared to the second quarter of 2024.  The Company continues to experience strong loan demand from its LIHTC lending business. Deposits increased $220.0 million, or 3%, during the third quarter of 2024.  Borrowings decreased $108.3 million, or 14%, during the third quarter of 2024 due primarily to strong deposit growth reducing funding needs.

INVESTMENT SECURITIES

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk, maximizing return and minimizing credit risk. Over the years, the Company has further invested in tax-exempt municipal securities made up of 11% general obligation bonds and 89% revenue bonds. The majority are privately placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company's existing markets) and diversified across many issuers. The Company monitors the investments and concentration closely. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances that require a thorough underwriting process before investment and are generated by our specialty finance group.

Trading securities had a fair value of $58.7 million as of September 30, 2024 and consisted of retained beneficial interests acquired in conjunction with loan securitizations completed by the Company in 2023 and 2024. The change in market value on trading securities was a net loss of $200 thousand for the three months ended September 30, 2024 and a net gain of $52 thousand for the nine months ended September 30, 2024. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company's securities portfolio by type, the percentage of net unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	September 30, 2024		June 30, 2024		December 31, 2023		September 30, 2023
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. govt. sponsored agency securities	$18,621	2%	$20,101	2%	$14,973	1%	$16,002	2%
Municipal securities	965,811	84%	885,046	86%	853,442	85%	764,017	85%
Residential mortgage-backed and related securities	53,487	5%	54,708	5%	59,196	6%	57,946	6%
Asset-backed securities	10,455	1%	12,721	1%	15,423	2%	16,326	2%
Other securities	39,190	3%	38,464	4%	40,125	4%	42,283	5%
Trading securities	58,685	5%	22,362	2%	22,369	2%	—	-%
	$1,146,249	100%	$1,033,402	100%	$1,005,528	100%	$896,574	100%

Securities as a % of total assets	12.61%		11.65%		11.78%		10.50%
Net unrealized losses as a % of Amortized Cost	(4.11)%		(7.17)%		(4.96)%		(16.86)%
Duration (in years)	5.8		6.2		6.2		5.5
Annual yield on investment securities (tax equivalent)	5.32%		5.08%		4.30%		4.55%

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases grew 5.8% on an annualized basis during the first nine months of 2024, net of loans securitized.  The mix of the loan/lease classes within the Company's loan/lease portfolio is presented in the following table:

	As of
	September 30, 2024		June 30, 2024		December 31, 2023		September 30, 2023
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$387,409	6%	$362,115	5%	$325,243	5%	$299,588	5%
C&I - other	1,410,081	21%	1,463,198	21	1,481,778	23	1,487,568	22
CRE - owner occupied	622,072	9%	633,596	9	607,365	9	610,618	9
CRE - non-owner occupied	1,103,694	16%	1,082,457	16	1,008,892	15	955,552	14
Construction and land development	1,256,176	18%	1,082,348	16	1,420,525	22	1,394,054	21
Multi-family	1,297,772	19%	1,477,483	22	996,143	15	1,156,980	18
Direct financing leases	19,241	-%	25,808	-	31,164	1	34,401	1
1-4 family real estate	587,512	9%	583,542	9	544,971	8	539,931	8
Consumer	144,845	2%	143,839	2	127,335	2	127,615	2
Total loans/leases	$6,828,802	100%	$6,854,386	100%	$6,543,416	100%	$6,606,307	100%
Less allowance	(86,321)		(87,706)		(87,200)		(87,669)
Net loans/leases	$6,742,481		$6,766,680		$6,456,216		$6,518,638

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of September 30, 2024:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate. Within the CRE Loan portfolio, there is a low amount of office exposure, totaling $199.5 million or 2.7% of total loans at September 30, 2024.

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2024		2024		2023		2023
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of residential buildings - LIHTC	$1,913,797	43%	$1,918,245	43%	$1,650,340	40%	$1,805,292	42%
Lessors of residential buildings	541,451	12%	444,631	10%	442,913	10%	407,857	10%
Lessors of nonresidential buildings	644,044	14%	628,783	14%	633,098	15%	610,919	14%
Hotels	137,413	3%	137,485	3%	135,915	3%	128,177	3%
New housing for-sale builders	63,586	2%	83,929	2%	84,451	2%	83,142	2%
Other *	1,189,604	26%	1,261,727	28%	1,268,207	30%	1,263,994	29%
Other - LIHTC	6,008	-%	19,468	-%	17,951	-%	18,195	-%
Total CRE loans	$4,495,903	100%	$4,494,268	100%	$4,232,875	100%	$4,317,576	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $55.5 million, or approximately 1.2 % of total CRE loans in the most recent period presented.

The following table reflects credit quality indicators and performance of the Company’s CRE loan portfolio:

	As of September 30,				As of June 30,
	2024				2024
	Delinquency Status*			% of	Delinquency Status*			% of
	Performing	Nonperforming	Total	CRE	Performing	Nonperforming	Total	CRE

	(dollars in thousands)

Pass	$4,402,892	$—	$4,402,892	98%	$4,392,741	$—	$4,392,741	98%
Special Mention	33,005	—	33,005	1%	36,855	—	36,855	1%
Substandard	45,068	14,938	60,006	1%	47,353	17,319	64,672	1%
Doubtful	—	—	—	0%	—	—	—	0%
	$4,480,965	$14,938	$4,495,903	100%	$4,476,949	$17,319	$4,494,268	100%

As a percentage of total CRE portfolio	99.67%	0.33%	100%		99.61%	0.39%	100%

	As of December 31,				As of September 30,
	2023				2023
	Delinquency Status*			% of	Delinquency Status*			% of
	Performing	Nonperforming	Total	CRE	Performing	Nonperforming	Total	CRE

	(dollars in thousands)

Pass	$4,104,394	$—	$4,104,394	97%	$4,181,134	$—	$4,181,134	97%
Special Mention	72,517	—	72,517	2%	77,597	—	77,597	2%
Substandard	37,488	18,476	55,964	1%	36,889	21,956	58,845	1%
Doubtful	—	—	—	0%	—	—	—	0%
	$4,214,399	$18,476	$4,232,875	100%	$4,295,620	$21,956	$4,317,576	100%

As a percentage of total CRE portfolio	99.56%	0.44%	100%		99.49%	0.51%	100%

*     Performing = CRE loans accruing and less than 90 days past due. Nonperforming = CRE loans on nonaccrual and accruing CRE loans that are greater than or equal to 90 days past due.

The Company’s construction and land development loan portfolio includes the following:

	As of
	September 30, 2024		June 30, 2024		December 31, 2023		September 30, 2023
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

LIHTC construction	$913,841	73%	$750,894	69%	$943,101	66%	$921,359	66%
Construction (commercial)	283,990	22%	268,435	25	405,146	29%	389,947	28%
Land development	48,193	4%	52,787	5	59,659	4%	67,186	5%
Construction (residential)	10,152	1%	10,232	1	12,619	1%	15,562	1%
Total construction and land development	$1,256,176	100%	$1,082,348	100%	$1,420,525	100%	$1,394,054	100%

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

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of September 30,		As of June 30,		As of December 31,		As of September 30,
	2024		2024		2023		2023
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$81,575	23%	$85,537	23%	$70,821	24%	$77,383	23%
Construction - General	25,559	7%	25,591	7%	16,256	5%	18,104	5%
Trailers	21,638	6%	23,032	6%	23,186	8%	24,360	7%
Tractor	20,353	6%	21,280	6%	17,740	6%	20,822	6%
Computer Equipment	17,765	5%	18,623	5%	7,736	3%	13,006	4%
Manufacturing - General	17,490	5%	18,900	5%	17,493	6%	19,424	6%
Freightliners	15,478	4%	17,891	5%	26,433	9%	25,081	7%
Food Processing Equipment	14,829	4%	15,059	4%	14,304	5%	14,164	4%
Marine - Travelifts	13,574	4%	14,368	4%	14,653	5%	13,646	4%
Aesthetic Equipment	10,598	3%	11,486	3%	8,311	3%	10,235	3%
Other *	114,401	32%	112,131	32%	83,382	28%	104,816	31%
Total m2 loans and leases	$353,260	100%	$363,898	100%	$300,315	100%	$341,041	100%

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

Changes in the ACL for loans/leases for the three and nine months ended September 30, 2024 and 2023 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(dollars in thousands)

Balance, beginning	$87,706	$85,797	$87,200	$87,706
Change in ACL for the transfer of loans to LHFS	(1,812)	175	(4,691)	(3,811)
Provision	3,828	3,260	11,907	9,031
Charge-offs	(3,871)	(1,816)	(9,182)	(6,038)
Recoveries	470	253	1,087	781
Balance, ending	$86,321	$87,669	$86,321	$87,669

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Changes in the ACL for OBS exposures for the three and nine months ended September 30, 2024 and 2023 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(dollars in thousands)

Balance, beginning	$10,360	$6,326	$9,529	$5,552
Provisions to expense	(344)	546	487	1,320
Balance, ending	$10,016	$6,872	$10,016	$6,872

The decrease in provision on OBS exposures in the second quarter and the first nine months of 2024 as compared to the same periods of the prior year was driven by a decrease in the balance of unfunded commitments, improvements in credit quality and updates to qualitative CECL model factors. At September 30, 2024, the allowance for OBS exposures was $10.0 million.

The Company's levels of criticized and classified loans are reported in the following table:

	As of
Internally Assigned Risk Rating *	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2023

	(dollars in thousands)

Special Mention	$80,121	$85,096	$125,308	$127,202
Substandard/Classified loans***	70,022	80,345	70,425	69,369
Doubtful/Classified loans***	—	—	—	—
Criticized Loans **	$150,143	$165,441	$195,733	$196,571

Criticized Loans as a % of Total Loans/Leases	2.20%	2.41%	2.99%	2.98%
Classified Loans as a % of Total Loans/Leases	1.03%	1.17%	1.08%	1.05%

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

Criticized loans and classified loans as a percentage of loans and leases decreased from June 30, 2024 to September 30, 2024 due to certain larger loans which were paid off or upgraded. The Company continues its strong focus on maintaining credit quality in an effort to limit NPLs.

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs:

	As of
	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2023
ACL for loans/leases / Total loans/leases held for investment	1.30%	1.33%	1.33%	1.39%
ACL for loans/leases / NPLs	248.21%	260.77%	265.54%	253.61%

Although management believes that the ACL at September 30, 2024 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision for credit losses.  Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and equipment financing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios:

	As of September 30,	As of June 30,	As of December 31,	As of September 30,
	2024	2024	2023	2023

	(dollars in thousands)

Nonaccrual loans/leases (1)	$33,480	$33,546	$32,753	$34,568
Accruing loans/leases past due 90 days or more	1,298	87	86	—
Total NPLs	34,778	33,633	32,839	34,568
Other repossessed assets	542	512	—	—
OREO	369	369	1,347	120
Total NPAs	$35,689	$34,514	$34,186	$34,688

NPLs to total loans/leases	0.51%	0.49%	0.50%	0.52%
NPAs to total loans/leases plus repossessed property	0.52%	0.50%	0.52%	0.53%
NPAs to total assets	0.39%	0.39%	0.40%	0.41%
Nonaccrual loans/leases to total loans/leases	0.49%	0.49%	0.50%	0.52%
ACL to nonaccrual loans	257.83%	261.45%	266.24%	253.61%

(1)	Includes government guaranteed portion of loans, as applicable.

NPAs at September 30, 2024 were $35.7 million, an increase of $1.2 million from June 30, 2024, and an increase of $1.0 million from September 30, 2023.  The increase in NPAs during the quarter was driven by two client relationships. The ratio of NPAs to total assets was 0.39% at September 30, 2024, static to June 30, 2024, and a decrease from 0.41% at September 30, 2023.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS

Deposits increased by $220.0 million during the third quarter of 2024, primarily due to increases in interest-bearing demand deposits and time deposits from both core client and brokered sources.

The table below presents the composition of the Company's deposit portfolio:

	As of
	September 30, 2024		June 30, 2024		December 31, 2023		September 30, 2023
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$969,348	14%	$956,445	14%	$1,038,689	16%	$1,027,791	16%
Interest bearing demand deposits	4,715,087	68%	4,644,918	69%	4,338,390	67%	4,416,725	68%
Time deposits	942,847	13%	859,593	13%	851,950	13%	788,692	12%
Brokered deposits	357,351	5%	303,711	4%	284,976	4%	261,644	4%
	$6,984,633	100%	$6,764,667	100%	$6,514,005	100%	$6,494,852	100%

The Company actively participates in the ICS/CDARS program, which is a trusted resource that provides FDIC insurance coverage for clients that maintain larger deposit balances.  Deposits in the ICS/CDARS program (which are included in interest-bearing deposits and time deposits in the preceding table) totaled $2.2 billion, or 31.6% of all deposits, as of September 30, 2024.

The Company’s correspondent bank deposit portfolio and funds managed consists of the following:

●	Noninterest-bearing deposits which represent correspondent banks’ operating cash used for processing transactions with the Federal Reserve,
●	Money market deposits which represent excess liquidity, and
●	EBA balances of the correspondent banks at the FRB.

The Company had total uninsured and uncollateralized deposits of $1.5 billion and $1.3 billion as of September 30, 2024 and 2023, or 21% and 20% of total deposits, respectively.

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

BORROWINGS

The subsidiary banks purchase federal funds for short-term funding needs from the FRB or from their correspondent banks. The table below presents the composition of the Company's short-term borrowings:

	As of
	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2023

	(dollars in thousands)

Federal funds purchased	$2,750	$1,600	$1,500	$470

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

The table below presents the Company's FHLB advances as of the periods indicated:

	As of
	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2023
	(dollars in thousands)

Term FHLB advances	$145,383	$135,000	$135,000	$135,000
Overnight FHLB advances	230,000	350,000	300,000	295,000
	$375,383	$485,000	$435,000	$430,000

The Company had an increase of $10.4 million in term FHLB advances from June 30, 2024 to September 30, 2024.  The Company had a decrease in overnight FHLB advances of $120.0 million from June 30, 2024 to September 30, 2024.  The decrease was primarily due to strong deposit growth resulting in lower funding needs during the third quarter of 2024.

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

The table below presents the maturity schedule including weighted average interest cost for the Company's combined wholesale funding portfolio (defined as FHLB advances and brokered deposits):

	September 30, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

	(dollars in thousands)
Year ending December 31:
2024	$315,067	5.08%	$584,976	5.45%
2025	112,464	4.58	—	—
2026	53,236	4.91	45,000	5.01
2027	87,352	4.45	45,000	4.82
2028	97,628	4.29	45,000	4.64
Thereafter	66,987	3.30	—	—
Total Wholesale Funding	$732,734	4.65%	$719,976	5.33%

During the first nine months of 2024, wholesale funding increased $12.8 million due to funding needs as a result of strong loan growth.

The Company renewed its revolving credit note in the second quarter of 2024.  At renewal, the available amount under the line of credit remained unchanged at $50.0 million for which there was no outstanding balance as of September 30, 2024.  Interest on the revolving line of credit is calculated at the greater of: (a) the effective Prime Rate less 0.50% or (b) 3.00% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.

The Company had subordinated notes totaling $233.4 million and $233.0 million as of September 30, 2024 and 2023, respectively.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company had junior subordinated debentures totaling $48.8 million and $48.7 million as of September 30, 2024 and 2023, respectively.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity:

	As of
	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2023

	(dollars in thousands)

Common stock	$16,861	$16,825	$16,749	$16,732
Additional paid in capital	373,812	372,378	370,814	369,833
Retained earnings	635,589	608,816	554,992	523,142
AOCI	(49,642)	(61,700)	(55,959)	(81,324)
Total stockholders' equity	$976,620	$936,319	$886,596	$828,383

TCE / TA ratio (non-GAAP)*	9.24%	9.00%	8.75%	8.05%

*     TCE/TA ratio is defined as total common stockholders' equity excluding goodwill and other intangibles divided by total assets. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

As of September 30, 2024 and 2023, no preferred stock was outstanding.

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021.  No shares were repurchased during the first nine months of 2024.  There were 760,915 shares of common stock remaining for repurchase as of September 30, 2024. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on a number of factors, including business and market conditions, regulatory requirements, availability of funds,  and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the program’s expiration, without any prior notice.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid an over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $263.0 million and $184.9 million at September 30, 2024 and 2023, respectively. The Company’s on-balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

At September 30, 2024, the subsidiary banks had 26 lines of credit totaling $867.4 million with upstream correspondent banks, of which $416.6 million was secured and $450.8 million was unsecured. At September 30, 2024, the Company had the full $867.4 million available.

At December 31, 2023, the subsidiary banks had 25 lines of credit totaling $699.3 million with upstream correspondent banks, of which $248.5 million was secured and $470.8 million was unsecured. At December 31, 2023, $699.3 million was available.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $50.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2025.  At September 30, 2024, the full $50.0 million was available.

As of September 30, 2024, the Company had $823.9 million in actual correspondent banking deposits spread over 188 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $670.0 million during the first nine months of 2024, compared to $426.5 million for the same period of 2023. The net decrease in federal funds sold was $22.3 million for the first nine months of 2024, compared to a net decrease of $36.6 million for the same period of 2023. The net increase in interest-bearing deposits at financial institutions was $41.0 million for the first nine months of 2024, compared to a net decrease of $7.0 million for the same period of 2023. Proceeds from calls, maturities, and paydowns of securities were $48.8 million for the first nine months of 2024, compared to $87.7 million for the same period of 2023. Purchases of securities used cash of $148.1 million for the first nine months of 2024, compared to $102.7 million for the same period of 2023. Proceeds from sales of securities were $445 thousand for the first nine months of 2024, compared to $30.6 million for the same period of 2023. The net increase in loans/leases used cash of $525.3 million for the first nine months of 2024 compared to a net increase in loans of $479.8 million for the same period of 2023.

Financing activities provided cash of $409.5 million for the first nine months of 2024, compared to $385.7 million for same period of 2023.  Net increases in deposits totaled $470.6 million for the first nine months of 2024, compared to net increases in deposits of $510.6 million for the same period of 2023. During the first nine months of 2024, the Company's short-term borrowings increased $1.3 million, compared to a decrease in short-term borrowings of $129.2 million for the same period of 2023. Long-term FHLB advances during the first nine months of 2024 totaled $10.4 million compared to $135.0 million for the same period of 2023. There were no maturities and principal payments on FHLB term advances in the first nine months of 2024 and 2023. Net decrease in overnight advances totaled $70.0 million for the first nine months of 2024 as compared to net decrease of $120.0 million for the same period of 2023. There were no repurchase and cancellation of shares in the first nine months of 2024, as compared to $8.7 million for the same period of 2023.

Total cash provided by operating activities was $267.2 million for the first nine months of 2024, compared to $85.3 million for the same period of 2023.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities and subordinated notes.

The Company had one LIHTC securitization that closed in 2024 and two LIHTC securitizations that closed in 2023. LIHTC securitizations may continue to be an ongoing tool in managing liquidity and capital.

As of September 30 2024 and December 31, 2023, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. Refer to Note 10 of the Consolidated Financial Statements for additional information regarding regulatory capital.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “bode,” “predict,” “suggest,”  “project,” “appear,” “plan,” “intend,” “estimate,” “annualize,” “may,” “will,” “would,” “could,” “should,” “likely,” “might,” “potential,” “continue,” “annualized,” “target,” “outlook,” as well as the negative forms of those words or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

●	The strength of the local, state, national and international economies (including effects of inflationary pressures and supply chain constraints).
●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics, acts of war or other threats thereof (including the ongoing conflict in the Middle East and the Russian invasion of Ukraine) or other adverse external events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB or the PCAOB.
●	Changes in local, state and federal laws, regulations and governmental policies concerning the Company’s general business, including as a result of the upcoming 2024 presidential election or any changes in response to failures of other banks.
●	Increased competition in the financial services sector, including from non-bank competitors such as credit unions and “fintech” companies, and the inability to attract new customers.
●	Changes in technology and the ability to develop and maintain secure and reliable electronic systems.
●	Unexpected results of acquisitions which may include failure to realize the anticipated benefits of acquisitions and the possibility that transaction costs may be greater than anticipated.
●	The loss of key executives or employees.
●	Changes in consumer spending.
●	Unexpected outcomes of existing or new litigation involving the Company.
●	The economic impact of exceptional weather occurrences such as tornadoes, floods and blizzards.
●	Fluctuations in the value of securities held in our securities portfolio.
●	Concentrations within our loan portfolio, large loans to certain borrowers (including CRE loans), and large deposits from certain clients.
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure.
●	The level of non-performing assets on our balance sheets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	Interruptions involving our information technology and communications systems or third-party servicers.
●	Breaches or failures of our information security controls or cybersecurity-related incidents.
●	Changes in the interest rates and prepayment rates of the Company’s assets.
●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of September 30,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2024	2023

300 basis point downward parallel shock	(30.0)%	3.0%	2.1%
200 basis point downward parallel shift	(10.0)%	1.7%	1.4%
200 basis point upward parallel shift	(10.0)%	(2.6)%	(2.3)%
300 basis point upward parallel shock	(30.0)%	(7.9)%	(8.0)%

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

The simulation is within the board-established policy limits for all four scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at September 30, 2024 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of September 30, 2024. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021. The repurchase program does not have an expiration date. There were no shares repurchased under the share repurchase program during the third quarter of 2024.

Item 3           Defaults Upon Senior Securities

None

Item 4           Mine Safety Disclosures

Not applicable

Item 5           Other Information

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2024 and September 30, 2023; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and September 30, 2023; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2024 and September 30, 2023; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	November 8, 2024	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	November 8, 2024	/s/ Todd A. Gipple
Todd A. Gipple
President
Chief Financial Officer

Date	November 8, 2024	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)