Form 10-K
period 2024-12-31
QCR HOLDINGS INC
filed 2025-02-28
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The Nasdaq Global Market on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $974,960,645.

As of February 12, 2025 the Registrant had outstanding 16,901,169 shares of common stock, $1.00 par value per share.

Documents incorporated by reference:

Part III of Form 10-K  incorporates by reference portions of the proxy statement for annual meeting of stockholders to be held in May 2025.

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

On April 1, 2022, the Company completed its acquisition of GFED and, on April 2, 2022, merged Guaranty Bank into SFCB, the Company’s Springfield-based charter.  The combined bank changed its name to Guaranty Bank.

The Company engages in direct financing lease contracts and equipment financing agreements through m2, a wholly-owned subsidiary of QCBT based in Waukesha, Wisconsin.

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

QCBT was capitalized on October 13, 1993, and commenced operations on January 7, 1994. QCBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. QCBT provides full service commercial, correspondent, and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices located in Bettendorf and Davenport, Iowa and in Moline, Illinois. QCBT, on a consolidated basis with m2, had total segment assets of $2.59 billion and $2.45 billion as of December 31, 2024 and 2023, respectively.

CRBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. CRBT originally commenced operations in Cedar Rapids in June 2001, as a branch of QCBT under QCBT’s banking charter.  In September of 2001, the Cedar Rapids branch obtained its own banking charter and began operating as CRBT.  Acquired branches of CNB operate as a division of CRBT under the name “Community Bank & Trust.”  CRBT provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids, Marion and Waterloo/Cedar Falls, Iowa and adjacent communities through its eight facilities. The headquarters for CRBT is located in downtown Cedar Rapids with three other branches located in Cedar Rapids, one branch in Marion, two branches located in Waterloo and one branch located in Cedar Falls. CRBT had total segment assets of $2.61 billion and $2.42 billion as of December 31, 2024 and 2023, respectively.

CSB is an Iowa-chartered commercial bank that is a member of the Federal Reserve System. CSB was acquired by the Company in 2016. CSB provides full-service commercial and consumer banking to Des Moines, Iowa and adjacent communities through its headquarters located in Ankeny, Iowa and its eight other branch facilities throughout the greater Des Moines area. CSB had total segment assets of $1.53 billion and $1.43 billion as of December 31, 2024 and 2023, respectively.

GB is a Missouri-chartered commercial bank that is a member of the Federal Reserve System. GB, formerly known as Springfield First Community Bank, was acquired by the Company in 2018. GB provides full-service commercial and consumer banking to the Springfield and Joplin, Missouri area and adjacent communities through its headquarters located in Springfield, Missouri and its 13 other branch facilities throughout the greater Springfield and Joplin area. GB had total segment assets of $2.34 billion and $2.28 billion as of December 31, 2024 and 2023, respectively.

Other Operating Subsidiaries. m2, which is based in Waukesha, Wisconsin, is engaged in the business of lending and leasing machinery and equipment to C&I businesses under direct financing lease contracts and equipment financing agreements.  In September 2024, the Company announced the decision to discontinue offering new loans and leases through m2.

Trust Preferred Subsidiaries. Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2024 and 2023:

		Amount Outstanding	Amount Outstanding		Interest	Interest
		as of	as of		Rate as of	Rate as of
Name	Date Issued	December 31, 2024	December 31, 2023	Interest Rate	December 31, 2024	December 31, 2023

		(dollars in thousands)

QCR Holdings Statutory Trust II	February 2004	$10,310	$10,310	2.85% over 3-month SOFR	7.72%	8.44%
QCR Holdings Statutory Trust III	February 2004	8,248	8,248	2.85% over 3-month SOFR	7.72%	8.44%
QCR Holdings Statutory Trust V	February 2006	10,310	10,310	1.55% over 3-month SOFR	6.47%	7.21%
Community National Statutory Trust II	September 2004	3,093	3,093	2.17% over 3-month SOFR	6.79%	7.80%
Community National Statutory Trust III	March 2007	3,609	3,609	1.75% over 3-month SOFR	6.37%	7.40%
Guaranty Bankshares Statutory Trust I	May 2005	4,640	4,640	1.75% over 3-month SOFR	6.37%	7.40%
Guaranty Statutory Trust II*	December 2005	10,310	10,310	1.45% over 3-month SOFR	6.23%	7.09%
		$50,520	$50,520	Weighted Average Rate	6.88%	7.70%

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

The Company and its subsidiaries collectively employed 980 and 996 FTEs at December 31, 2024 and 2023, respectively.

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

In accordance with Iowa regulation, the legal lending limit to one borrower for QCBT, CRBT and CSB, calculated as 15% of aggregate capital, was $43.0 million, $55.9 million, and $26.6 million, respectively, as of December 31, 2024. In accordance with Missouri regulation, the legal lending limit to one borrower for GB, calculated as 15% of aggregate capital, totaled $40.2 million as of December 31, 2024.

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

Specifically, each subsidiary bank’s total loans as a percentage of total assets may not exceed 85%. In addition, following are established policy limits and the actual allocations for the subsidiary banks as of December 31, 2024 for the loan portfolio organized by top industries, reflected as a percentage of the subsidiary bank’s risk based capital:

	QCBT		CRBT		CSB		GB
	Maximum		Maximum		Maximum		Maximum
	Percentage	As of	Percentage	As of	Percentage	As of	Percentage	As of
	per Loan	December 31,	per Loan	December 31,	per Loan	December 31,	per Loan	December 31,
Industry *	Policy	2024	Policy	2024	Policy	2024	Policy	2024

Accommodation and Food Service	25%	3%	n/a	—%	n/a	—%	n/a	—%
Agriculture, Forestry, Fishing and Hunting	n/a	n/a	n/a	n/a	n/a	n/a	50%	15%
Construction	50%	21%	50%	25%	50%	25%	50%	12%
Educational Services	25%	5%	n/a	n/a	n/a	n/a	n/a	n/a
Finance and Insurance	25%	12%	50%	12%	50%	7%	n/a	n/a
Health Care and Social Assistance	50%	39%	50%	5%	50%	20%	50%	3%
Management of Companies and Enterprises (includes Bank Stock Loans)	100%	48%	n/a	n/a	n/a	n/a	n/a	n/a
Manufacturing	50%	17%	100%	32%	100%	27%	100%	9%
Other Services (Except Public Administration)	n/a	n/a	50%	12%	25%	13%	50%	11%
Professional, Scientific, and Technical Services	n/a	n/a	50%	9%	25%	19%	50%	5%
Public Administration	50%	12%	50%	11%	50%	16%	n/a	n/a
Real Estate and Rental Leasing	n/a	n/a	n/a	n/a	n/a	n/a	25%	8%
Retail Trade	50%	12%	25%	10%	n/a	n/a	25%	14%
Transportation and Warehousing	n/a	n/a	50%	10%	25%	6%	40%	6%
Wholesale Trade	50%	21%	100%	36%	50%	40%	100%	12%
National Syndicated Loans	25%	—%	25%	—%	25%	3%	n/a	n/a

Total loans as a percent of total assets	85%	79%	85%	67%	85%	76%	85%	77%

*   Each subsidiary bank defines its top loan industries. Industries are based on NAICS codes. If a subsidiary bank does not consider an industry a top industry at their charter, it is represented by “n/a.”

The following table presents total loans/leases by major loan/lease type and subsidiary as of December 31, 2024 and 2023. Residential real estate loans held for sale are included in residential real estate loans below.

									Consolidated
	QCBT		CRBT		CSB		GB		Total
	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
As of December 31, 2024
C&I - revolving	$100,344	5%	$136,542	8%	$68,628	6%	$82,477	5%	$387,991	6%
C&I - other	651,306	32%	436,966	24%	188,185	16%	238,475	13%	1,514,932	22%
CRE - owner occupied	161,474	8%	135,643	8%	91,352	8%	217,524	12%	605,993	9%
CRE - non-owner occupied	180,253	9%	216,188	12%	205,531	18%	475,880	26%	1,077,852	16%
Construction and land development	360,593	17%	311,149	18%	307,607	27%	334,194	18%	1,313,543	19%
Multi-family	289,091	14%	404,800	23%	189,093	16%	249,126	14%	1,132,110	17%
Direct financing leases	17,076	1%	—	—%	—	—%	—	—%	17,076	—%
1-4 family real estate	244,783	12%	100,334	6%	91,849	8%	151,213	8%	588,179	9%
Consumer	44,006	2%	19,845	1%	17,144	1%	65,733	4%	146,728	2%
	$2,048,926	100%	$1,761,467	100%	$1,159,389	100%	$1,814,622%	100%	$6,784,404	100%

As of December 31, 2023
C&I - revolving	$87,872	4%	$97,521	6%	$66,266	6%	$73,584	4%	$325,243	5%
C&I - other	642,722	32%	435,543	25%	173,912	16%	229,601	13%	1,481,778	23%
CRE - owner occupied	150,153	8%	147,138	9%	81,241	7%	228,833	13%	607,365	9%
CRE - non-owner occupied	180,415	9%	221,333	13%	179,411	16%	427,733	24%	1,008,892	16%
Construction and land development	395,851	20%	334,479	20%	327,720	31%	362,475	21%	1,420,525	22%
Multi-family	244,910	12%	354,259	21%	166,978	15%	229,996	13%	996,143	15%
Direct financing leases	31,164	2%	—	—%	—	—%	—	—%	31,164	—%
1-4 family real estate	212,408	11%	89,980	5%	87,741	8%	154,842	9%	544,971	8%
Consumer	38,184	2%	18,194	1%	15,993	1%	54,964	3%	127,335	2%
	$1,983,679	100%	$1,698,447	100%	$1,099,262	100%	$1,762,028%	100%	$6,543,416	100%

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

Approved Collateral Type	Maximum Advance %

Financial Instruments
U.S. Government Securities	90% of market value
Securities of Federal Agencies	90% of market value
Municipal Bonds rated by Moody’s As “A” or better	80% of market value
Listed Stocks	75% of market value
Mutual Funds	75% of market value
Cash Value Life Insurance	95%, less policy loans
Savings/Time Deposits (Bank)	100% of current value
Penny Stocks	0%

General Business
Accounts Receivable	80% of eligible accounts
Inventory	50% of value
Crop and Grain Inventories	80% of current market value
Livestock	80% of purchase price, or current market value; or higher if cross-collateralized with other assets
Fixed Assets (Existing)	50% of net book value, or 75% of orderly liquidation appraised value
Fixed Assets (New)	80% of cost, or higher if cross-collateralized with other assets
Titled Vehicles (New-two years old)	100% of invoice, plus tax, title and licensing fees
Titled Vehicles (Three years and older)	100% of third-party valuation
Leasehold Improvements	0%

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

The following is a summary of the five largest industry concentrations within the C&I portfolio as of December 31, 2024 and 2023:

	2024	2023
	Amount	Amount
	(dollars in thousands)

Lessors of Residential Buildings and Dwellings	$334,182	$235,883
Administration of Urban Planning and Community and Rural Development	108,117	109,696
Solar Electric Power Generation	108,083	115,862
Offices of Bank Holding Companies	107,449	109,966
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	68,179	60,413

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

Approximately 41% of the CRE portfolio is comprised of LIHTC loans. The Company has experienced no historical losses on the LIHTC portfolio and as of December 31, 2024, all LIHTC loans were performing. Additionally, the Company has completed four securitizations of LIHTC loans to manage the Company’s CRE exposure. See Note 4 to the Consolidated Financial Statements for more information on these securitizations.

In addition, management tracks the level of owner-occupied CRE loans versus non-owner occupied CRE loans. Owner-occupied CRE loans are generally considered to have less risk. As of both December 31, 2024 and 2023, approximately 14% of the CRE loan portfolio was owner-occupied.

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

Following is a listing of the significant industries within the Company’s CRE loan portfolio as of December 31, 2024 and 2023:

	2024		2023
	Amount	%	Amount	%
	(dollars in thousands)

Lessors of residential buildings - LIHTC	$1,778,488	41%	$1,650,340	39%
Lessors of nonresidential buildings	679,480	16%	633,098	15%
Lessors of residential buildings - non LIHTC	535,671	12%	442,913	11%
Hotels	141,005	3%	135,915	3%
New housing for-sale builders	71,437	2%	84,451	2%
Other *	1,134,201	26%	1,268,207	30%
Other - LIHTC	1,452	-%	17,951	-%
Total CRE loans	$4,341,734	100%	$4,232,875	100%

*   “Other” consists of all other industries. None of these had concentrations greater than $61.5 million, or 1.4%, of total CRE loans as of December 31, 2024.

The following table reflects credit quality indicators and performance of the Company’s CRE loan portfolio:

	As of December 31,
	2024
	Delinquency Status*			% of
	Performing	Nonperforming	Total	CRE

	(dollars in thousands)

Pass	$4,248,186	$—	$4,248,186	98%
Special Mention	34,835	—	34,835	1%
Substandard	41,955	16,758	58,713	1%
Doubtful	—	—	—	0%
	$4,324,976	$16,758	$4,341,734	100%

As a percentage of total CRE portfolio	99.61%	0.39%	100%

	As of December 31,
	2023
	Delinquency Status*			% of
	Performing	Nonperforming	Total	CRE

	(dollars in thousands)

Pass	$4,104,394	$—	$4,104,394	97%
Special Mention	72,517	—	72,517	2%
Substandard	37,488	18,476	55,964	1%
Doubtful	—	—	—	0%
	$4,214,399	$18,476	$4,232,875	100%

As a percentage of total CRE portfolio	99.56%	0.44%	100%

The Company’s construction and land development loan portfolio included the following:

	As of
	December 31, 2024		December 31, 2023
	Amount	%	Amount	%

	(dollars in thousands)

LIHTC construction	$917,986	70%	$943,101	66%
Construction (commercial)	312,288	23%	384,875	27%
Land development	72,644	6%	80,443	6%
Construction (non-commercial residential)	10,625	1%	12,106	1%
Total construction and land development	$1,313,543	100%	$1,420,525	100%

Following is a breakdown of non-owner-occupied income-producing CRE by property type as of December 31, 2024 and 2023:

	2024		2023
	Amount	%	Amount	%
	(dollars in thousands)

Multi-family	$1,877,467	58%	$1,743,020	58%
Retail	242,144	7%	185,394	6%
Industrial/warehouse	207,476	6%	205,904	7%
Office	183,066	6%	181,541	6%
Hotel/motel	138,112	4%	131,138	4%
Other	609,963	19%	574,736	19%
Total income-producing CRE	$3,258,228	100%	$3,021,732	100%

Included in multi-family non-owner-occupied income-producing CRE is $1.5 billion of LIHTC loans which are financing for low-income housing tax credit real estate projects.  These loans have a maximum term of 20 years.  Considering the longer duration, the subsidiary banks enter into a back-to-back interest rate swap to provide the borrower a long-term fixed interest rate while the subsidiary banks receive a variable interest rate and an upfront nonrefundable fee dependent on market pricing.  In addition, the financing structure of the LIHTC permanent loans includes tax credit equity investment that strengthens the overall credit profile.  Including the value of the real estate and the LIHTCs, the loan-to-values of the LIHTC permanent loans are typically in the range of 25% to 65%.  Lastly, the Company has policy limits on maximum exposure amounts to single developers.

As of December 31, 2024 and 2023, the portion of the Company’s construction portfolio that is considered non-residential construction is summarized by property types as follows:

	2024		2023
	Amount	%	Amount	%
	(dollars in thousands)

Multi-family	$1,006,094	87%	$1,013,908	81%
Industrial/warehouse	24,940	2%	36,676	3%
Office	23,714	2%	26,414	2%
Hotel/motel	14,387	1%	23,965	2%
Retail	6,844	1%	8,990	1%
Other	81,337	7%	139,144	11%
Total non-residential construction loans	$1,157,316	100%	$1,249,097	100%

Included in multi-family non-residential construction is $946.5 million of LIHTC construction loans which provide financing for the construction of both new LIHTC real estate projects and the rehabilitation of existing LIHTC real estate projects.  Most of these will convert to LIHTC permanent loans upon completion of construction.

Additionally, the Company had approximately $101.0 million and $82.7 million of residential construction loans outstanding as of December 31, 2024 and 2023, respectively. Of this amount, approximately 72% was considered speculative, while 28% was pre-sold at December 31, 2024, and approximately 60% was considered speculative, while 40% was pre-sold at December 31, 2023.

Direct Financing Leasing

m2 leases machinery and equipment to C&I customers under direct financing leases. In September 2024, the Company announced the decision to discontinue offering new loans and leases through m2. All lease requests were subject to the credit requirements and criteria as set forth in the lending/leasing policy. In all cases, a formal independent credit analysis of the lessee was performed.

The following private and public sector business assets were generally acceptable to consider for lease funding:

●	Computer systems;
●	Photocopy systems;
●	Fire trucks;
●	Specialized road maintenance equipment;
●	Medical equipment;
●	Commercial business furnishings;
●	Vehicles classified as heavy equipment;
●	Trucks and trailers;
●	Equipment classified as plant or office equipment; and
●	Marine boat lifts.

m2 generally refrained from funding leases of the following type:

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

	For the year ended December 31,
	2024	2023	2022
	(dollars in thousands)

Originations of residential real estate loans	$113,223	$105,785	$148,845
Sales of residential real estate loans	$86,133	$68,271	$103,705
Percentage of sales to originations	76%	65%	70%

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

In some instances, for all loans/leases, it may be appropriate to originate or purchase loans/leases that are exceptions to the guidelines and limits established within the Company’s lending policy described above. In general, exceptions to the lending policy do not significantly deviate from the guidelines and limits established within the lending policy and, if there are exceptions, they are generally noted as such and specifically identified in loan/lease approval documents.

Human Capital Resources.  The Company is a relationship driven company and its ability to attract and retain exceptional employees is key to its success. As of December 31, 2024, the Company employed 941 full-time employees and 72 part-time employees across all locations.  The employees are not represented by a collective bargaining unit.

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

The Company is committed to fostering and preserving a culture of inclusion, and believes its differences, of every kind, make the company and its communities better.  During recent years, the Company focused on  several initiatives to promote inclusion across its organization.  A few specific actions included our annual employee survey that included a section specifically on the topic of inclusion, as well as several inclusion sessions and events across our different entities, facilitated by our Inclusion Committee.

The Company strives to maintain a culture in which employees feel valued and, to that end, regularly solicits feedback from employees to understand their views about their work environment and the Company’s culture. The results from employee engagement surveys are used to implement programs and processes designed to enhance engagement and improve the employee experience. In 2024, 95% of employees participated in the annual employee engagement survey, exceeding the Company goal of 80%, and the Company received a strong employee engagement score of 78%, above the national benchmark of 73%.

The primary regions in which the subsidiary banks operate – the Quad Cities, Cedar Rapids, Marion, Waterloo/Cedar Falls, Des Moines, Iowa and Springfield/Joplin, Missouri – generally have strong labor markets, with unemployment rates of 3.2% and 3.7% in Iowa and Missouri, respectively as of December 2024.

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

Competition. The Company currently operates in the highly competitive Quad Cities, Cedar Rapids, Marion, Waterloo/Cedar Falls, Des Moines, Iowa and Springfield/Joplin, Missouri markets. Competitors include not only other commercial banks, credit unions, thrift institutions, and mutual funds, but also insurance companies, financial technology, or fintech companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Many of these competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to traditional banking services. The Company also competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits.

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

Item 1A.    Risk Factors

Investing in the Company’s common stock involves a high degree of risk. The material risks and uncertainties that management believes affect the Company are described below. Before you decide to invest, you should carefully review and consider the risks described below, together with all other information included in this report and other documents the Company files with the SEC. Any of the following risks, as well as risks that the Company does not know or currently deem immaterial, could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Summary

This is a summary of some of the material risks and uncertainties that management believes affects the Company. This is not intended to be an exhaustive list, but provides a high-level summary of some of the material risks that are further described in this Item 1A. The Company encourages you to read Item 1A in its entirety.

Economic, Market and Interest Rate Risks

●	Interest rate risks associated with the Company’s business;
●	Governmental monetary, trade and fiscal policies; and
●	Fluctuations in the value of the securities held in the Company’s securities portfolio.

Regulatory and Legal Risks

●	The extensive regulatory framework that applies to the Company; and
●	The impact of recent and future legislative and regulatory changes.

Credit and Lending Risks

●	The Company’s ability to successfully manage credit risk, including in the commercial real estate portfolio, and maintain an adequate level of allowance for credit losses; and
●	Concentrations within the Company’s loan portfolio.

Capital and Liquidity Risks

●	The Company’s ability to successfully manage liquidity risk;
●	The Company’s dependence on dividends from the Bank; and
●	The Company’s ability to maintain an adequate level of allowance for credit losses.

Competitive and Strategic Risks

●	Competition from other banks and non-bank financial services providers;
●	The Company’s ability to pursue strategic acquisition growth strategies and organic growth; and

●	Reputational risks.

Accounting and Tax Risks

●	Risks associated with the use of estimates in preparing the Company’s Consolidated Financial Statements.

Operational Risks

●	The occurrence of fraudulent activity, breaches or failures of the Company’s information security controls or cybersecurity-related incidents, including those employing artificial intelligence or resulting from insider fraud;
●	The composition of the Company’s management teams and the Company’s ability to attract and retain key managers and qualified personnel;
●	The effectiveness of the Company’s risk management framework;
●	Risks associated with the Company’s existing and future borrowings;
●	Severe weather, natural disasters, pandemics, acts of war or terrorism or other adverse external events; and
●	The commencement, cost and outcome of litigation and other legal proceedings and regulatory actions against the Company or to which the Company may become subject.

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

It is currently expected that during 2025, and perhaps beyond, the Federal Open Market Committee of the Federal Reserve, or FOMC, may decrease interest rates.  In 2024, the FOMC decreased the target range for the federal funds rate from 5.25% to 5.50% to a range of 4.25% to 4.50%.  The decrease was expressly made in response to inflation moderating and the labor market weakening.  Any future change in monetary policy by the FOMC, in an effort to stimulate the economy or otherwise, resulting in lower interest rates would likely result in lower revenue through lower net interest income over time, which could adversely affect our results of operations. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments and including conflicts in the Middle East and the Russian invasion of Ukraine, and their resulting disruptions in political systems and the global energy market, and tight labor market conditions and supply chain issues, there is a meaningful risk that the Federal Reserve and other central banks may maintain interest rates at elevated levels, which may limit economic growth and potentially cause an economic recession.  This could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

The market value of investments in our securities portfolio has become increasingly volatile in recent years, and as of December 31, 2024, we had gross unrealized losses of $113.6 million, or 9.7% of amortized cost, in our investment portfolio (offset by gross unrealized gains of $28.1 million). If we are forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities.  Our securities portfolio has an average duration of 5.8 years, so we expect an increase in realized losses if interest rates increase in 2025.

The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as changes in the interest rate environment, negative trends in the residential and commercial real estate markets, ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we formally evaluate investments and other assets for impairment indicators. Reduction in the value, or impairment of our investment securities, can impact our earnings and common stockholders’ equity. We maintained a balance of $1.2 billion, or 13% of our assets, in investment securities at December 31, 2024. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we may have to record a provision expense to establish an allowance for credit losses on our carried at fair value debt securities, and we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the value of investment securities is impaired, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Based on management’s evaluation, it was determined that the gross unrealized losses at December 31, 2024 were primarily a function of the changes in certain market interest rates.

A large percentage of our investment securities has fixed interest rates and are classified as available for sale. As is the case with many financial institutions, our emphasis on increasing the level of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets.  This imbalance can create significant earnings volatility because interest rates change over time. As interest rates have increased, our cost of funds has increased more rapidly than the yields on a substantial portion of our interest-earning assets. In addition, the market value of our fixed-rate assets, for example, our investment securities, has declined in recent periods.  In line with the foregoing, we have experienced and may continue to experience an increase in the cost of interest-bearing liabilities primarily due to increasing the rates we pay on some of our deposit products to stay competitive within our market and an increase in borrowing costs from increases in the federal funds rate. Community banks rely more heavily than larger institutions on net interest income as a revenue source. Larger institutions generally have more diversified sources of noninterest income.

The stock market can be volatile, and fluctuations in our operating results and other factors could cause our stock price to decline.

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could also adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political, and market conditions, such as recessions, loss of investor confidence, interest rate changes, or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to our quarterly or annual results and the impact of these risk factors on our operating results or financial position.

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

For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note 7 to the Consolidated Financial Statements.

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

For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note 7 to the Consolidated Financial Statements.

Continued elevated levels of inflation could adversely impact our business and results of operations.

The U.S. has recently experienced elevated levels of inflation, with the consumer price index at 2.9% at the end of 2024.  Continued elevated levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse.  For example, elevated inflation harms consumer purchasing power, which could negatively affect our retail customers and the economic environment and, ultimately, many of our business customers, and could also negatively affect our levels of non-interest expense.  In addition, if interest rates rise in response to elevated levels of inflation, the value of our securities portfolio could be negatively impacted. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls, could adversely affect our business. The duration and severity of the current inflationary period cannot be estimated with precision.

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

As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve. QCBT, CRBT and CSB, as Iowa-chartered state member banks, are subject to regulation and supervision primarily by both the Iowa Division of Banking and the Federal Reserve. GB, as a Missouri-chartered commercial bank, is subject to regulation by both the Missouri Division of Finance and the Federal Reserve. We and our banks undergo periodic examinations by these regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.  The primary federal and state banking laws and regulations that affect us are described in Appendix A “Supervision and Regulation” to this Annual Report on Form 10-K. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.

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

Failure to comply with applicable laws, regulations or policies could result in sanctions by banking agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on us. Although we have policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.

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

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. In recent years, the U.S. Congress, state legislatures and federal and state banking agencies have proposed and advanced numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Consumers and businesses may also change their behavior on their own as a result of these concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

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

Legal, regulatory and policy changes may directly affect financial institutions and the global economy.

Changes in policy and at banking agencies, including changes in interpretation and prioritization, occur over time through policy and personnel changes following federal- and state-level elections, which lead to changes involving the level of oversight and focus on the financial services industry.  The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain in connection with a change in presidential administration.  Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments such as ongoing conflicts in the Middle East and the Russian invasion of Ukraine, and resulting disruptions in the global energy market, tight labor market conditions domestically, supply chain issues both domestically and internationally and the potential effects of a new presidential administration, including its response to the foregoing, potential imposition of new tariffs, mass deportations and changes to tax or other financial regulations, uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Evolving law impacting cannabis-related businesses in Illinois, Missouri and other states may have an impact on the Company's operations and risk profile.

The Controlled Substances Act makes it illegal under federal law to manufacture, distribute, or dispense marijuana. Starting January 1, 2020, however, the Illinois Cannabis Regulation and Tax Act began permitting adults 21 years and older to legally purchase marijuana for recreational use from licensed dispensaries in Illinois. Moreover, Missouri voters approved an amendment to the state constitution that began permitting adults 21 years and older to legally purchase marijuana for recreational use from licensed dispensaries in Missouri starting February 3, 2023. It is the Banks’ current policy to avoid knowingly providing banking products or services to entities or individuals that: (i) directly or indirectly manufacture, distribute, or dispense marijuana products, or those with a significant financial interest in such entities; or (ii) derive a significant percentage of revenue from providing products or services to, or other involvement with, such entities. The Banks are taking reasonable measures, including appropriate new account screening and customer due diligence measures, to ensure that existing and potential customers do not engage in any such activities. Nonetheless, the shift in Illinois and Missouri laws legalizing cannabis use has increased the number of direct and indirect cannabis-related businesses in these states, and therefore has increased the likelihood that the Banks could interact with such businesses, as well as their owners and employees. Such interactions could create additional legal, regulatory, strategic, and reputational risk to the Banks and the Company.

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

C&I loans were $1.9 billion, or approximately 28% of our total loan/lease portfolio, as of December 31, 2024. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than the other types of loans to adverse conditions in the general economy.  For example, during the COVID-19 pandemic, the cumulative effects of decreased economic activity, changes in the economy and overall business environment, labor availability shortages and supply chain constraints adversely affected C&I loans, and we expect this trend to continue for certain portions of our loan portfolio, depending on the strength and speed of economic recovery and other factors, particularly if general economic conditions worsen.

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

CRE lending comprises a significant portion of our lending business. Specifically, CRE loans were $4.3 billion, or approximately 64% of our total loan/lease portfolio, as of December 31, 2024. Of this amount, $606.0 million, or approximately 14%, was owner-occupied. The market value of real estate securing our CRE loans can fluctuate significantly in a short period of time as a result of factors including interest rates and market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets, or which disproportionately affect a class of borrower, could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events, including decreases in office occupancy following the COVID-19 pandemic as a result of the shift to remote and hybrid work environments,  or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

Included in our CRE lending portfolio are our LIHTC construction, and permanent loans, which have the same inherent risks as our other non-owner occupied CRE loans.  However, the LIHTC construction and permanent loans, and related nonrefundable swap fee income, rely on federal LIHTCs to help finance the overall real estate projects and are dependent on the continued availability of such LIHTC programs.  Changes to the LIHTC programs, including changes to the level of tax credits provided by the federal government on low-income housing, may have an adverse effect on our business, results of operations, and financial condition.

Capital and Liquidity Risks

Liquidity risks could affect operations and jeopardize our business, results of operations and financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of securities and/or loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, deposits, investment maturities, repayments, and calls, and loan/lease repayments. Additional liquidity is provided by federal funds purchased from the FRB or other correspondent banks, FHLB advances, wholesale and customer repurchase agreements, brokered deposits, a line of credit at a correspondent bank and the ability to borrow at the FRB’s Discount Window. Our access to funding sources in amounts adequate to finance or capitalize our activities on terms that are acceptable to us could be impaired by factors that either affect us specifically or that affect the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.  In addition, increased competition with the largest banks and fintech companies for retail deposits may impact our ability to raise funds through deposits and could have a negative effect on our liquidity.

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

We are a bank holding company, and our operations are primarily conducted by the subsidiary Banks, which are subject to significant federal and state regulation. When available, cash to pay dividends to our stockholders is derived primarily from dividends received from the Banks. Our ability to receive dividends or loans from the Banks is restricted. Dividend payments by our subsidiaries to us in the future will require generation of future earnings by them and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, our right to participate in the assets of the Banks in the event of a liquidation or reorganization of any of the Banks would be subject to the claims of the creditors of such Bank, including depositors, which would take priority except to the extent we may be a creditor with a recognized claim. As of December 31, 2024, the Banks had deposits, borrowings and other liabilities in the aggregate of approximately $8.0 billion.

Our allowance for credit losses may prove to be insufficient to absorb losses in our loan/lease portfolio.

We establish our allowance for credit losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2024, our allowance as a percentage of gross loans/leases held for investment was 1.32%, and as a percentage of total NPLs was 202.6%.

In addition, we had net charge-offs as a percentage of gross average loans/leases of 0.05% for the year ended December 31, 2024. Because of the concentration of C&I and CRE loans in our loan portfolio, which tend to be larger in amount than residential real estate and installment loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance as of December 31, 2024 was adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance will prove sufficient to cover actual loan/lease losses in the future, particularly if economic conditions are more difficult than what management currently expects. Additional provisions and loan/lease losses in excess of our allowance may adversely affect our business, financial condition and results of operations.

Competitive and Strategic Risks

We face intense competition in all phases of our business from other banks, financial institutions and non-bank financial services providers, including digital asset service providers.

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

Increased competition may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan/lease rates and deposit rates or loan/lease terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to modify our underwriting standards, we could be exposed to higher losses from lending and leasing activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, have larger lending limits and may offer a broader range of financial services than we can offer.

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

As part of our business strategy, we may consider acquisitions of other banks or financial institutions or the branches, assets or deposits of such organizations. There is no assurance, however, that we will determine to pursue any of these opportunities or that if we determine to pursue them that we will be successful. Acquisitions involve numerous risks, any of which could harm our business, including:

●	difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of the target company and realizing the anticipated synergies of the combined businesses;
●	difficulties in supporting and transitioning customers of the target company;

●	diversion of financial and management resources from existing operations;
●	potential goodwill impairment;
●	the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;
●	risks of entering new markets or areas in which we have limited or no experience or are outside our core competencies;
●	potential loss of key employees, customers and strategic alliances from either our current business or the business of the target company;
●	risks of acquiring loans with deteriorated credit quality;
●	assumption of unanticipated problems or latent liabilities; and
●	inability to generate sufficient revenue to offset acquisition costs.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients.  Many of these transactions expose us to credit risk in the event of default by a counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us.  There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.  Additionally, we may be negatively affected by brand or reputational harm to other community banks or to the community banking industry, including due to failures of other financial institutions.

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

Operational Risks

The Company's information systems or those of its third-party partners may experience an interruption, failure or breach in security and cyber-attacks, all of which could have a material adverse effect on the Company's business.

The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business, particularly with respect to our core processing provider and our mobile banking provider. Additionally, in the normal course of business, the Company collects, processes, and retains sensitive and confidential information regarding our customers. As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s customer relationship management, general ledger, deposit, loan, or other systems), intentional or unintentional acts by those having authorized access to the Company’s systems and confidential information, or the occurrence of a cyber-attack (such as unauthorized access to the Company's systems or those of our third-party partners, including as a result of increasingly sophisticated methods of conducting cyber-attacks, including those employing artificial intelligence). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have also increased. Industry trends in ransomware, phishing, and other intrusion methods have increased significantly and will continue to pose increased risk while the Company’s operations remain partially remote.

In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions, retailers and government agencies, as well as the third-party partners that serve them, particularly denial of service attacks that are designed to disrupt key business or government services, such as customer-facing web sites. The Company may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. It is also possible that a cyber incident, such as a security breach, may remain undetected for a period of time, further exposing the Company to technology-related risks.

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card, debit card and other payment related transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that the Company does not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact the Company through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them. Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in increased costs, all of which could have a material adverse effect on the Company's business. To the extent we are involved in any future cyber-attacks or other breaches, the Company’s reputation could be affected, which could also have a material adverse effect on the Company’s business, financial condition or results of operations.

Furthermore, there has been a heightened legislative and regulatory focus on privacy, data protection, and information security.  New or revised laws and regulations, including with the respect to the use of artificial intelligence by financial institutions and service providers, may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, retention, and safeguarding of customer and employee information, and current or planned business activities.  Compliance with current or future privacy, data protection and information security laws could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could adversely affect our business.

System failure or breaches of our or our third-party partners’ network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we or our third-party partners use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our and our third-party partners’ computer equipment against damage from physical theft, fire, power loss, telecommunications failures, or similar catastrophic events, as well as from security breaches, denial of service attacks, viruses, worms, and other disruptive problems. Any damage or failure that causes an interruption in our or our third-party partners’ operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through computer systems and network infrastructure, as well as that of our customers engaging in internet banking activities, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us.

Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography and artificial intelligence or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. Any interruption in, or breach of security of, our computer systems and network infrastructure, or that of our third-party partners or internet banking customers, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. The Company may also need to spend additional resources to enhance protective and detective measures or to conduct investigations to remediate any vulnerabilities that arise.

We are subject to certain operational risks, including, but not limited to, customer or employee misconduct or fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information and may be either intentional or unintentional. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

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

Competition for qualified members of our workforce is intense, and we may not be able to attract and retain the personnel we need to support our business.

The Company’s success depends, in large part, on its ability to attract and retain key individuals. Competition for qualified candidates in the activities in which the Company engages and markets that the Company serves is significant, and the Company may not be able to hire candidates and retain them. Growth in the Company’s business, including through acquisitions, may increase its need for additional qualified personnel. The Company is increasingly competing for personnel with financial technology providers and other less regulated entities who may not have the same limitations on compensation as the Company does.  This can be particularly constraining when competing for skill sets which are in high demand, such as technology, risk and information security.  Recruiting and compensation costs may increase as a result of changes in the marketplace, which may increase costs and adversely impact the Company.

The increase in remote and hybrid-work arrangements and opportunities in regional, national and global labor markets has also increased competition for the Company to attract and retain skilled personnel. The Company’s current or future approach to in-office and remote-work arrangements may not meet the needs or expectations of current or prospective employees or may not be perceived as favorable as compared with the arrangements offered by other companies, which could adversely affect the Company’s ability to attract and retain employees. If the Company is not able to hire or retain highly skilled, qualified and diverse individuals, it may be unable to execute its business strategies and may suffer adverse consequences to its business, financial condition and results of operations.

Our enterprise risk management practices may not be effective in mitigating risk and reducing the potential for losses.

Our enterprise risk management practices seek to mitigate risk and loss to us. We have established comprehensive policies and procedures and an internal control framework designed to provide a sound operational environment for the types of risk to which we are subject, including, among others, credit risk, market risk (interest rate and price risks), liquidity risk, operational risk, compliance risk and legal risk. However, as with any risk management framework, there are inherent limitations to our current and future risk management strategies, including risks that we have not appropriately anticipated or identified. In certain instances, we rely on models to measure, monitor and predict risks. However, these models are inherently limited because they involve techniques, including the use of historical data in some circumstances, and judgments that cannot anticipate every economic and financial outcome in the markets in which we operate, nor can they anticipate the specifics and timing of such outcomes. There is no assurance that these models will appropriately capture all relevant risks or accurately predict future events or exposures. Accurate and timely enterprise-wide risk information is necessary to enhance management’s decision-making in times of crisis. If our enterprise risk management practices prove ineffective or if our enterprise-wide management information is incomplete or inaccurate, we could suffer unexpected losses, which could materially adversely affect our results of operations or financial condition. In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to fully understand the implications of changes in our businesses or the financial markets or fail to adequately or timely enhance our enterprise risk management practices to address those changes. If our enterprise risk practices are ineffective, either because they fail to keep pace with changes in the financial markets, regulatory requirements, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates.

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

Artificial intelligence, including generative artificial intelligence, is or may be enabled by or integrated into our products or those developed by our third-party partners.  As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, and therefore our business.  Artificial intelligence algorithms may be flawed, for example datasets may contain biased information or otherwise be insufficient; and inappropriate or controversial data practices could impair the acceptance of artificial intelligence solutions and result in burdensome new regulations.  If the analyses that products incorporating artificial intelligence assist in producing for us or our third-party partners are deficient, biased, or inaccurate, we could be subject to competitive harm, potential legal liability and brand or reputational harm.  The use of artificial intelligence may also present ethical issues.  If we or our third-party partners offer artificial intelligence enabled products that are controversial because of their purported or real impact on human rights, privacy, or other issues, we may experience competitive harm, potential legal liability and brand or reputational harm.  In addition, we expect that governments will continue to assess and implement new laws and regulations concerning the use of artificial intelligence, which may affect or impair the usability or efficiency of our products and services and those developed by our third-party partners.

We have a substantial amount of debt outstanding and may incur additional indebtedness in the future, which could restrict our operations.

As of December 31, 2024, we had $282.3 million of total indebtedness outstanding at the holding company level. In the future, it is possible that we may not generate sufficient revenues to service or repay our debt, and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, and to pay dividends to our common stockholders. Moreover, the degree to which we are leveraged could have important consequences for our stockholders, including:

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

As the Company's operating and market footprint continues to grow, severe weather, natural disasters, pandemics, acts of terrorism or war (including the Russian invasion of Ukraine and ongoing conflicts in the Middle East) and other adverse external events, including the response of the U.S. government to such events, could have a significant impact on the Company’s ability to conduct business. The Company’s current footprint poses a wide variety of potential weather, natural disaster, or other adverse events that could impact the Company in various ways. In addition, such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event could have a material adverse effect on the Company’s business, which in turn, could have a material adverse effect on its financial condition and results of operation.

The Company is or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of our business and operations involve the risk of legal liability, and in some cases we or our subsidiaries may be named or threatened to be named as defendants in various lawsuits arising from our business activities. In addition, companies in our industry are frequently the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business, or reputational harm.

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

Our management team is responsible for the day-to-day management of risks we face, including our current Chief Operating Officer and Chief Security Officer.  The Chief Operating Officer is an experienced Certified Information Systems Security Professional (CISSP) with more than 10 years of relevant experience in technology, security, and risk management across multiple industries, including finance and banking.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  The common stock, par value $1.00 per share, of the Company is listed on The Nasdaq Global Market under the symbol “QCRH.” The stock began trading on Nasdaq on October 6, 1993. As of February 12, 2025, there were 16,901,169 shares of common stock outstanding held by 596 holders of record. Additionally, there are an estimated 7,140 beneficial holders whose stock was held in the street name by brokerage houses and other nominees as of that date.

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

Purchase of Equity Securities by the Company.  On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to an additional 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021.  All shares that were repurchased under the share repurchase program were retired. There were no shares of common stock purchased by the Company during the year ending December 31, 2024.  There were 175,000 and 970,000 shares of common stock purchased by the Company during the years ending December 31, 2023 and 2022, respectively.

			Total number of shares	Maximum number
			purchased as part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

January 1-31, 2022	—	—	394,085	405,915
February 1-28, 2022	—	—	394,085	405,915
March 1-31, 2022	77,500	$ 56.98	471,585	328,415
April 1-30, 2022	200,000	56.55	671,585	128,415
May 1-31, 2022	192,500	53.29	864,085	1,435,915
June 1-30, 2022	210,000	54.40	1,074,085	1,225,915
July 1-31, 2022	190,000	55.18	1,264,085	1,035,915
August 1-31, 2022	—	—	1,264,085	1,035,915
September 1-30, 2022	—	—	1,264,085	1,035,915
October 1-31, 2022	—	—	1,264,085	1,035,915
November 1-30, 2022	34,506	51.63	1,298,591	1,001,409
December 1-31, 2022	65,494	50.20	1,364,085	935,915
January 1-31, 2023	—	—	1,364,085	935,915
February 1-28, 2023	60,000	53.61	1,424,085	875,915
March 1-31, 2023	92,500	48.62	1,516,585	783,415
April 1-30, 2023	22,500	42.97	1,539,085	760,915
May 1-31, 2023	—	—	1,539,085	760,915
June 1-30, 2023	—	—	1,539,085	760,915
July 1-31, 2023	—	—	1,539,085	760,915
August 1-31, 2023	—	—	1,539,085	760,915
September 1-30, 2023	—	—	1,539,085	760,915
October 1-31, 2023	—	—	1,539,085	760,915
November 1-30, 2023	—	—	1,539,085	760,915
December 1-31, 2023	—	—	1,539,085	760,915

Stockholder Return Performance Graph. The following graph indicates, for the period commencing December 31, 2019 and ending December 31, 2024, a comparison of cumulative total returns for the Company, the Nasdaq Composite Index, and the SNL Bank Nasdaq Index prepared by S&P Global, Charlottesville, Virginia. The graph was prepared at the Company’s request by S&P Global. The information assumes that $100 was invested at the closing price on December 31, 2019 in the common stock of the Company and in each index, and that all dividends were reinvested.

Total Return Performance
QCR Holdings, Inc.
NASDAQ Composite Index
KBW NASDAQ Bank Index
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
QCR Holdings, Inc.	100.00	90.98	129.30	115.15	136.11	188.66
Nasdaq Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
SNL Bank Nasdaq Index	100.00	89.69	124.06	97.52	96.65	132.60

Item 6. [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses 2024 and 2023 items and annual comparison between our fiscal 2024 performance compared to our fiscal 2023 performance.  A detailed review of our fiscal 2023 performance compared to our fiscal 2022 performance can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  This discussion should be read together with our Consolidated Financial Statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT. Over the past 31 years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries. As of December 31, 2024, the Company had $9.0 billion in consolidated assets, including $6.7 billion in total loans/leases, and $7.1 billion in deposits. The financial results of acquired entities for the periods since their acquisition are included in this Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q. Further information related to acquired entities has been presented in the Annual Reports on Form 10-K previously filed with the SEC corresponding to the period of each acquisition.

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

Although management believes the level of the ACL as of December 31, 2024 was adequate to absorb losses inherent in the loan/lease portfolio, the HTM portfolio and OBS exposures, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

During the third quarter of 2024, the Company incurred goodwill impairment expense of $432 thousand related to the decision to discontinue offering new loans and leases through m2.

The Company’s management performed an annual assessment at the reporting unit level and determined no goodwill impairment existed as of November 30, 2024.

EXECUTIVE OVERVIEW

The Company reported net income of $113.9 million for the year ended December 31, 2024, and diluted EPS of $6.71. For the same period in 2023 the Company reported net income of $113.6 million and diluted EPS of $6.73.

The year ended December 31, 2024 was highlighted by several significant items:

●	Record annual net income of $113.9 million, or $6.71 per diluted share;
●	Record adjusted net income (non-GAAP) of $119.3 million, or $7.03 per diluted share (non-GAAP);
●	Significant capital markets revenue of $71.1 million;
●	Robust loan growth of 10% prior to loan securitizations and strong deposit growth of 8%;
●	Tangible book value (non-GAAP) per share increased $6.40, or 15%; and
●	Increased TCE/TA ratio (non-GAAP) by 80 basis points to 9.55%.

Following is a table that represents the various net income measurements for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(dollars in thousands, except per share data)

Net income	$113,850	$113,558

Diluted earnings per common share	$6.71	$6.73

Weighted average common and common equivalent shares outstanding	16,959,853	16,866,391

The Company reported adjusted net income (non-GAAP) of $119.3 million, with adjusted diluted EPS of $7.03. See section titled “GAAP to Non-GAAP Reconciliations” for additional information. Adjusted net income for the year excludes a number of non-core or non-recurring items, after-tax, as set forth in the “GAAP to Non-GAAP Reconciliation” section.

Following is a table that represents the major income and expense categories for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(dollars are in thousands)

Net interest income	$231,788	$221,006
Provision for credit losses	17,098	16,539
Noninterest income	115,529	132,684
Noninterest expense	207,642	210,531
Federal and state income tax expense	8,727	13,062
Net income	$113,850	$113,558

The following are some noteworthy developments in the Company’s financial results:

●	Net interest income increased $10.8 million, or 4.9%, in 2024 compared to the prior year. The increase in 2024 was primarily due to higher loan and investment average balances, margin expansion from higher loan yields partially offset by an increase in the cost of interest-bearing deposits.

●	Provision expense increased $559 thousand when comparing 2024 to 2023. The increase in 2024 was due to overall loan growth and increased net charge offs. See the “Provision for Credit Losses” section of this Annual Report on Form 10-K for additional details.

●	Noninterest income decreased $17.2 million, or 12.9%, when compared to the prior year. The decrease in 2024 was primarily attributable to lower capital markets revenue from swap fees. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. The Company has a strong pipeline for this business and expects it to continue to be a solid source of fee income in 2025. During the third quarter of 2024, the Company executed a derivative strategy with a notional value of approximately $409.0 million. These derivatives are designed to safeguard the Company’s regulatory capital against the adverse effects of a significant decline in long-term interest rates. These derivatives are unhedged and are marked to market, with gains or losses recorded in noninterest income and reflected as a non-core item. For the year ending December 31, 2024, the Company recorded a $3.5 million loss on these derivatives.

●	Noninterest expense decreased $2.9 million, or 1.4%, in 2024 compared to the prior year, primarily due to lower variable incentive compensation associated with the lower capital markets revenue offset partially with restructuring expenses and goodwill impairment related to the decision to discontinue offering new loans and leases through m2 in September 2024.

STRATEGIC FINANCIAL METRICS

The Company has established strategic financial metrics by which it manages its business and measures its performance. The metrics are periodically updated to reflect business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company’s ability to achieve these metrics may be affected by the factors discussed under “Forward-Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of this Annual Report on Form 10-K. The Company’s strategic financial metrics are as follows:

●	Grow loans/leases by 9% per year, funded by core deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit our annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			For the Year Ending
Strategic Financial Metric*	Key Metric	Target	December 31, 2024	December 31, 2023
Loan and lease growth organically	Loans and leases growth	> 9% annually	9.6%	6.6%
Fee income growth	Fee income growth	> 6% annually	(10.8)%	75.1%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	(2.4)%	16.3%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period. The calculations provided exclude non-core noninterest income and noninterest expense.

It should be noted that these initiatives are long-term targets.

STRATEGIC DEVELOPMENTS

The Company took the following actions in 2024  to support our corporate strategy and further the strategic financial metrics shown above:

●	The Company grew loans and leases in 2024 by 3.7%, or 9.6% when excluding the $386.5 million in loan securitizations completed during the year. The loan growth was driven by both LIHTC and our traditional lending and leasing businesses.

●	The Company completed two LIHTC loan securitizations in 2024, with a total outstanding principal balance at the securitization date of $389.8 million and a total carrying value on these loans of $386.5 million. The securitizations consisted of $230.7 of nontaxable LIHTC loans through a Freddie Mac sponsored M-series transaction, and $155.8 million of taxable LIHTC loans through a Freddie Mac sponsored Q-series transaction. The Company recorded a net gain on the transactions of $955 thousand reported in capital markets revenue on the consolidated statements of income. The Company plans to continue to utilize securitizations as a liquidity and management tool, and to provide additional capacity to produce LIHTC loans and the related capital markets revenue.

●	Correspondent banking continues to be a core line of business for the Company. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states it currently serves – Iowa, Wisconsin, Missouri and Illinois. The Company acts as the correspondent bank for 189 downstream banks with total noninterest bearing deposits of $76.6 million and total interest-bearing deposits of $611.5 million as of December 31, 2024. This line of business provides a strong source of noninterest bearing and interest-bearing deposits, fee income, high-quality loan participations and bank stock loans. The Company also manages off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks, which totaled $439.0 million as of December 31, 2024 as compared to $214.9 million as of December 31, 2023.

●	The Company is focused on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. The interest rate swaps help the commercial borrowers obtain a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help the Company more efficiently manage its interest rate risk. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks, as the circumstances are appropriate for the borrower and the Company. Levels of capital markets revenue from swap fee income are influenced by prevailing interest rates. Capital markets revenue, primarily from swap fee income totaled $71.1 million in 2024 as compared to $92.1 million in 2023. Capital markets revenue from swap fees averaged $17.8 million per quarter for the year 2024 and $23.0 million per quarter for the year 2023.

●	Over many years, the Company has been successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management increased by $1.1 billion in 2024. There were 469 new relationships added in 2024 totaling $1.5 billion of new assets under management. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust fees are determined based on the value of the investments within the fully-managed trusts. Similar to trust fees, investment advisory and management fees are largely determined based on the value of the investments managed. The Company expects trust and investment advisory and management fees to be negatively impacted during periods of lower market valuations and positively impacted during periods of higher market valuations. The Company has recently expanded its wealth management client base into the southwest Missouri and the central Iowa markets.

●	Noninterest expense in 2024 totaled $207.6 million as compared to $210.5 million in 2023. The decrease was primarily due to a reduction in salaries and benefits expenses related to lower variable incentive compensation and fewer FTEs.

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio,” “adjusted net income,” “adjusted EPS,” “adjusted ROAA,” “NIM (TEY),” “adjusted NIM,” “efficiency ratio” and “adjusted efficiency ratio”. In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

●	TCE/TA ratio (non-GAAP) is reconciled to stockholders’ equity and total assets;
●	Adjusted net income, adjusted EPS and adjusted ROAA (all non-GAAP measures) are reconciled to net income;
●	NIM (TEY) (non-GAAP) and adjusted NIM (TEY) (non-GAAP) are reconciled to NIM; and
●	Efficiency ratio (non-GAAP) and adjusted efficiency ratio (non-GAAP) are reconciled to noninterest expense, net interest income and noninterest income.

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

The adjusted efficiency ratio and efficiency ratio are utilized by management to compare the Company to peers. They are standard ratios used to calculate overhead as a percentage of revenue in the banking industry and widely utilized by investors.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

	As of
GAAP TO NON-GAAP	December 31,	December 31,
RECONCILIATIONS	2024	2023

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$997,387	$886,596
Less: Intangible assets	149,657	152,848
TCE (non-GAAP)	$847,730	$733,748

Total assets (GAAP)	$9,026,030	$8,538,894
Less: Intangible assets	149,657	152,848
TA (non-GAAP)	$8,876,373	$8,386,046

TCE/TA ratio (non-GAAP)	9.55%	8.75%

	For the Year Ended
	December 31,	December 31,
	2024	2023

ADJUSTED NET INCOME
Net income (GAAP)	$113,850	$113,558
Less non-core items (post-tax) (*):
Income:
Securities gains (losses), net	$—	$(356)
Fair value gain (loss) on derivatives, net	(3,425)	(997)
Total non-core income (non-GAAP)	$(3,425)	$(1,353)
Expense:
Post-acquisition compensation, transition and integration costs	—	164
Goodwill impairment	432	—
Restructuring expense	1,544	—
Total non-core expense (non-GAAP)	$1,976	$164

Adjusted net income (non-GAAP)	$119,251	$115,075

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$119,251	$115,075

Weighted average common shares outstanding	16,829,004	16,732,406
Weighted average common and common equivalent shares outstanding	16,959,853	16,866,391

Adjusted EPS (non-GAAP):
Basic	$7.09	$6.88
Diluted	$7.03	$6.82

ADJUSTED ROAA (non-GAAP)
Adjusted net income (non-GAAP) (from above)	$119,251	$115,075

Average Assets	$8,837,393	$8,165,805

Adjusted ROAA (non-GAAP)	1.35%	1.41%
Adjusted ROAE (non-GAAP)	12.61%	13.94%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$231,788	$221,006
Plus: Tax equivalent adjustment	36,532	28,237
Net interest income - tax equivalent (non-GAAP)	$268,320	$249,243
Less: Acquisition accounting net accretion	1,565	2,173
Adjusted net interest income	$266,755	$247,070

Average earning assets	$8,058,631	$7,435,361

NIM (GAAP)	2.88%	2.97%
NIM (TEY) (non-GAAP)	3.33%	3.35%
Adjusted NIM (TEY) (non-GAAP)	3.31%	3.32%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$207,642	$210,531

Net interest income (GAAP)	$231,788	$221,006
Noninterest income (GAAP)	115,529	132,684
Total income	$347,317	$353,690

Efficiency ratio (noninterest expense/total income) (non-GAAP)	59.78%	59.52%
Adjusted efficiency ratio (core noninterest expense/core total income) (Non-GAAP)	58.37%	59.18%

*    Non-core or non-recurring items (after-tax) are calculated using an estimated effective tax rate of 21% with the exception of goodwill impairment expense which is not deductible for tax.

NET INTEREST INCOME AND MARGIN (TAX EQUIVALENT BASIS)

Net interest income increased 5% for the year ended December 31, 2024, compared to the prior year. Net interest income, on a tax equivalent basis (non-GAAP), increased 8% to $268.3 million for the year ended December 31, 2024, as compared to the prior year. Net interest income changed primarily due to the Company’s loan and investment growth and continued expansion of loan and investment yields, which were partially offset by deposit growth and higher yields on deposit accounts.

A comparison of yields, spread and margin as reported on the Company’s financial statements and on a tax equivalent basis is as follows:

	GAAP		Tax Equivalent Basis
	For the Year Ended		For the Year Ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
Average Yield on Interest-Earning Assets	5.98%	5.56%	6.43%	5.94%
Average Cost of Interest-Bearing Liabilities	3.83%	3.31%	3.83%	3.31%
Net Interest Spread	2.15%	2.25%	2.60%	2.63%
NIM (TEY) (Non-GAAP)	2.88%	2.97%	3.33%	3.35%
NIM Excluding Acquisition Accounting Net Accretion (Non-GAAP)	2.86%	2.94%	3.31%	3.32%

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

	For the Year Ended
	December 31,	December 31,
	2024	2023
	(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$1,565	$2,173

The Company's management closely monitors and manages NIM. From a profitability standpoint, an important challenge for the Company's subsidiary banks and equipment financing/leasing company is focusing on quality growth in conjunction with the improvement of their NIMs. Management continually addresses this issue with pricing and other balance sheet management strategies which included better loan pricing, reducing reliance on rate-sensitive funding, closely managing deposit rates and finding additional ways to manage cost of funds through derivatives.

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories are presented in the following table:

	Year Ended December 31,
	2024			2023			2022
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$12,788	$692	5.33%	$19,110	$998	5.22%	$14,436	$410	2.84%
Interest-bearing deposits at financial institutions	119,255	6,077	5.10	80,924	4,137	5.11	63,448	1,089	1.72
Investment securities - taxable	377,039	17,216	4.55	346,579	14,927	4.30	335,255	12,078	3.59
Investment securities - nontaxable (1)	745,502	41,843	5.61	611,924	28,272	4.62	575,457	24,281	4.22
Restricted investment securities	39,293	2,991	7.49	39,273	2,346	5.89	35,554	2,068	5.73
Gross loans/leases receivable (1) (2) (3)	6,764,754	449,570	6.65	6,337,551	390,967	6.17	5,604,074	268,985	4.80
Total interest earning assets	$8,058,631	518,389	6.43	$7,435,361	441,647	5.94	$6,628,224	308,911	4.66

Noninterest-earning assets:
Cash and due from banks	$78,683			$80,386			$75,975
Premises and equipment	140,727			119,177			106,591
Less allowance	(86,265)			(86,983)			(85,745)
Other	645,617			617,684			481,135
Total assets	$8,837,393			$8,165,625			$7,206,180

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$4,700,762	161,584	3.44%	$4,191,913	121,662	2.90%	$3,715,017	35,359	0.95%
Time deposits	1,153,407	51,547	4.47	1,010,827	37,784	3.74	568,245	7,003	1.23
Short-term borrowings	1,850	98	5.24	2,781	152	6.44	8,637	299	3.46
FHLB advances	375,214	19,751	5.18	323,904	16,740	5.10	286,474	6,954	2.39
Other borrowings	—	—	—	—	—	—	1,068	53	4.96
Subordinated notes	233,260	14,314	6.14	232,837	13,230	5.68	165,685	9,200	5.55
Junior subordinated debentures	48,791	2,775	5.59	48,662	2,836	5.75	45,497	2,583	5.60
Total interest-bearing liabilities	$6,513,284	250,069	3.83	$5,810,924	192,404	3.31	$4,790,623	61,451	1.28

Noninterest-bearing demand deposits	$959,451			$1,123,050			$1,393,284
Other noninterest-bearing liabilities	418,810			406,274			274,241
Total liabilities	$7,891,545			$7,340,248			$6,458,148

Stockholders' equity	945,848			825,557			748,032
Total liabilities and stockholders' equity	$8,837,393			$8,165,805			$7,206,180
Net interest income		$268,320			$249,243			$247,460
Net interest spread			2.60%			2.63%			3.38%
Net interest margin			2.88%			2.97%			3.49%
Net interest margin (TEY)(Non-GAAP)			3.33%			3.35%			3.73%
Adjusted net interest margin (TEY)(Non-GAAP)			3.31%			3.32%			3.60%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.73%			127.95%			138.36%

(1)	Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 21% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

The Company’s components of change in net interest income are presented in the following table:

	For the years ended December 31, 2024 and 2023

	Inc./(Dec.)	Components		Inc./(Dec.)	Components
	from	of Change (1)		from	of Change (1)
	Prior Year	Rate	Volume	Prior Year	Rate	Volume

	2024 vs. 2023			2023 vs. 2022
	(dollars in thousands)			(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(306)	$21	$(327)	$588	$424	$164
Interest-bearing deposits at financial institutions	1,940	(8)	1,948	3,048	2,674	374
Investment securities - taxable	2,289	911	1,378	2,849	2,433	416
Investment securities - nontaxable (2)	13,571	6,723	6,848	3,991	2,392	1,599
Restricted investment securities	645	644	1	278	59	219
Gross loans/leases receivable (2) (3)	58,603	31,398	27,205	121,982	83,631	38,351
Total change in interest income	$76,742	$39,689	$37,053	$132,736	$91,613	$41,123

INTEREST EXPENSE
Interest-bearing deposits	39,922	24,167	15,755	86,303	81,223	5,080
Time deposits	13,763	7,990	5,773	30,781	22,278	8,503
Short-term borrowings	(54)	(19)	(35)	(147)	145	(292)
Federal Home Loan Bank advances	3,011	271	2,740	9,786	8,774	1,012
Other borrowings	—	—	—	(53)	(27)	(26)
Subordinated notes	1,084	1,060	24	4,030	220	3,810
Junior subordinated debentures	(61)	(69)	8	253	70	183
Total change in interest expense	$57,665	$33,400	$24,265	$130,953	$112,683	$18,270

Total change in net interest income	$19,077	$6,289	$12,788	$1,783	$(21,070)	$22,853

(1)	The column "Inc/(Dec) from Prior Year" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 21% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

INTEREST INCOME

For 2024, interest income increased $68.4 million, or 17%, compared to 2023. This was due to higher loan and investment average balances and margin expansion from higher loan and investment yields.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Comparing 2024 to 2023, interest expense increased $57.7 million, or 30%, year-over-year. The increase was primarily due to the higher cost of funds as well as an increase in interest bearing and time deposits with lower noninterest bearing deposits. The Company’s cost of funds was 3.83% for the year ending December 31, 2024, an increase from 3.31% for the year ending December 31, 2023.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision for credit losses expense to provide an estimated ACL.  The following table shows the components for the provision for credit losses for the years ended December 31, 2024 and 2023.

	Year Ended
	December 31,	December 31,
	2024	2023

	(dollars in thousands)

Provision for credit losses - loans and leases	$18,739	$11,550
Provision for credit losses - off-balance sheet exposures	(1,256)	3,977
Provision for credit losses - held to maturity securities	60	23
Provision for credit losses - available for sale securities	(445)	989
Total provision for credit losses	$17,098	$16,539

The Company’s total provision for credit losses was $17.1 million for 2024, an increase of $559 thousand from 2023. The increase in provision for credit losses on loans and leases was driven by the loan growth, increased net charge-offs,  and higher criticized loan balances.  For the year ended December 31, 2024, the provision for credit losses related to OBS was a negative provision of $1.3 million, compared to a $4.0 million provision for the year ended December 31, 2023.  The decrease was due to a decrease in the balance of unfunded commitments, improved credit quality and economic conditions. The provision related to HTM securities for the year ended December 31, 2024 was $60 thousand as compared to a $23 thousand provision for the year ended December 31, 2023.  There was a negative provision of $445 thousand related to AFS securities for the year ended December 31, 2024 as compared to a $989 thousand provision related to AFS securities for the year ended December 31, 2023, resulting from the write down in 2023 and subsequent change in fair value in 2024, of a debt investment in a failed bank. This was a legacy investment acquired as part of the 2022 GFED acquisition and an allowance was established for the entire balance of the investment.

The ACL for loans and leases is established based on a number of factors, including the Company’s historical loss experience, delinquencies and charge-off trends, economic and other forecasts, the local, state and national economies and the risk associated with the loans/leases and securities in the portfolio as described in more detail in the “Critical Accounting Policies and Critical Accounting Estimates” section of this Annual Report on Form 10-K.

The Company had an ACL on loans/leases of 1.32% of gross loans/leases held for investment at December 31, 2024, compared to 1.33% of gross loans/leases held for investment at December 31, 2023.  Management evaluates the allowance needed on the loans acquired in previous acquisitions factoring in the remaining discount, which was $2.3 million and $3.9 million at December 31, 2024 and 2023, respectively.

Additional discussion of the Company’s allowance can be found in the “Financial Condition” section of this Annual Report on Form 10-K.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the years ended December 31, 2024 and 2023.

	Year Ended
	December 31,	December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)

Trust fees	$13,028	$11,697	$1,331	11.4%
Investment advisory and management fees	4,864	3,864	1,000	25.9
Deposit service fees	8,530	8,177	353	4.3
Gains on sales of residential real estate loans, net	2,041	1,611	430	26.7
Gains on sales of government guaranteed portions of loans, net	85	54	31	57.4
Capital markets revenue	71,057	92,065	(21,008)	(22.8)
Securities losses, net	—	(451)	451	100.0
Earnings on bank-owned life insurance	5,443	4,184	1,259	30.1
Debit card fees	6,167	6,200	(33)	(0.5)
Correspondent banking fees	2,089	1,662	427	25.7
Loan related fee income	3,697	3,066	631	20.6
Fair value loss on derivatives and trading securities	(2,779)	(1,262)	(1,517)	(120.2)
Other	1,307	1,817	(510)	(28.1)
Total noninterest income	$115,529	$132,684	$(17,155)	(12.9)%

The Company has been successful in expanding its wealth management customer base. Trust fees continue to be a significant contributor to noninterest income. Assets under management increased by $1.1 billion in 2024 with 469 new relationships totaling $1.5 billion in new assets under management.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of the trust fees are determined based on the value of the investments within the fully-managed trusts. Trust fees increased 11% in 2024 as compared to 2023 due to growth in assets under management and market performance. The Company expects trust fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuation. During 2024 and 2023, the Company expanded its wealth management customer base into the southwest Missouri and central Iowa markets.

Investment advisory and management fees increased 26% in 2024 as compared to 2023. Similar to trust fees, fees from these services are largely determined based on the market value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Deposit service fees increased 4% in 2024 as compared to 2023. This was the result of core deposit growth offset by a decrease in non-sufficient funds and service charge fee income. The Company continues to be successful in expanding its core deposit base with a targeted focus on growing the number of net new accounts in 2024.

Gains on sales of residential real estate loans, net, increased 27% in 2024 as compared to 2023. The increase was primarily due to higher volumes of client residential real estate purchase activity generating higher levels of gains.

The Company has grown its capital markets revenue significantly over the past several years.  The Company’s interest rate swap program consists of back-to-back interest rate swaps with two types of commercial borrowers: (1) traditional commercial loans of a certain minimum size and sophistication; and (2) LIHTC permanent loans.  Most of the growth has been in the latter category as the Company has grown relationships with strong LIHTC developers with many years of experience.  The LIHTC industry is strong and growing with an increased need for affordable housing.  The back-to-back interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent upon the pricing from an upstream counter party.

Capital markets revenue totaled $71.1 million in 2024 as compared to $92.1 million in 2023. In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans. Therefore, the mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans. Future levels of swap fee income are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

Also included in capital markets revenue are gains/losses on loan securitizations. Net gains on loan securitizations totaled $955 thousand in 2024 as compared to $644 thousand in 2023.  LIHTC securitizations will likely be used in the future as a tool to provide capacity for continued LIHTC loan production.

There were no securities gains or losses in 2024 as compared to securities losses, net of gains, totaling $451 thousand in 2023.  The Company sold $30 million of securities during the first quarter of 2023.  The securities sold were part of a strategy to partially deleverage the balance sheet and reduce higher cost borrowings and the related negative arbitrage.  The losses were successfully earned back within the calendar year.

Earnings on BOLI increased 30% in 2024. The increase is primarily due to income of $2.2 million on death benefit proceeds of a former executive that were received in 2024.  There were no purchases of BOLI in 2024 or 2023. Yields on BOLI (based on a simple average and excluding the impact of the federal income tax exemption) were 4.97% for 2024 and 2.82% for 2023. Notably, a portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity markets. Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees remained stable in 2024 as compared to 2023. These fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers deposit products with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 26% in 2024 primarily due to a shift of correspondent banking balances from non-interest bearing accounts to interest bearing accounts, in light of increasing rates.  Fees from correspondent banks generally increase when non-interest bearing account balances decrease due to lower associated earnings credits.  Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income.  The Company now serves 189 banks in Iowa, Illinois, Missouri and Wisconsin.

Loan related fee income increased 21% in 2024. The increase was primarily due to loan growth.

Fair value loss on derivatives and trading securities increased 120% in 2024. During 2024, the Company executed a derivative strategy with a notional value of approximately $409 million.  These derivatives are unhedged and are marked to market, with gains or losses recorded in noninterest income which was a contributing factor in the increase in fair value losses. The Company had fair value gains on trading securities which partially offset the fair value loss on derivatives. The Company also uses unhedged cap instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.  See Note 7 to the Consolidated Financial Statements for additional information.

Other noninterest income decreased 28% in 2024 primarily due to declines in the market value of the Company’s equity investments.  Included in other noninterest income is income on equity investments.  Income on equity investments is largely determined based on the market value of the investments.  As a result, income fluctuates with market valuations.

NONINTEREST EXPENSES

The following tables set forth the various categories of noninterest expenses for the years ended December 31, 2024 and 2023.

	Year Ended
	December 31,	December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$128,186	$136,619	$(8,433)	(6.2)%
Occupancy and equipment expense	25,413	25,031	382	1.5
Professional and data processing fees	19,373	16,271	3,102	19.1
Restructuring expense	1,954	—	1,954	100.0
Post-acquisition compensation, transition and integration costs	—	207	(207)	(100.0)
FDIC insurance, other insurance and regulatory fees	7,444	7,137	307	4.3
Loan/lease expense	1,629	2,868	(1,239)	(43.2)
Net cost of (income from) and gains/losses on operations of other real estate	(21)	(26)	5	19.2
Advertising and marketing	7,058	6,042	1,016	16.8
Communication and data connectivity	1,397	2,063	(666)	(32.3)
Supplies	1,064	1,254	(190)	(15.2)
Bank service charges	2,428	2,592	(164)	(6.3)
Correspondent banking expense	1,321	963	358	37.2
Intangibles amortization	2,761	2,938	(177)	(6.0)
Goodwill impairment	432	—	432	(100.0)
Payment card processing	2,653	2,656	(3)	(0.1)
Trust expense	1,580	1,396	184	13.2
Other	2,970	2,520	450	17.9
Total noninterest expense	$207,642	$210,531	$(2,889)	(1.4)%

Management places strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, decreased 6% in 2024 as compared to 2023. This decrease was primarily related to lower variable incentive compensation and fewer FTEs with the announced changes at m2 and more open positions.

Occupancy and equipment expense increased 2% in 2024 as compared to 2023. This increase was due to higher IT service contracts expense and depreciation.

Professional and data processing fees increased 19% in 2024 as compared to 2023. The increase was due primarily to increased CDARS and ICS expenses as well as increased data processing expenses.  Generally, professional and data processing fees can fluctuate depending on certain one-time project costs. Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

Restructuring expenses totaled $2.0 million in 2024 due to the decision to discontinue offering new loans and leases through m2.  The charges consisted primarily of severance and retention compensation as well as vendor contract termination fees.  There were no restructuring expenses in 2023.

There were no post-acquisition compensation, transition and integration costs in 2024.  Post-acquisition compensation, transition and integration costs totaled $207 thousand in 2023.  These costs were comprised primarily of personnel costs, IT integration and conversion costs related to the acquisition of GFED in 2022.

FDIC insurance, other insurance and regulatory fee expense increased 4% in 2024.  The increase in expense was due to an increase in the asset growth and higher FDIC insurance rates.

Loan/lease expense decreased 43% in 2024 as compared to 2023. The decrease was due primarily to lower legal expense on loan workouts and higher recoveries of legal expenses incurred on loan workouts. Generally, loan/lease expense has a direct relationship with the level of NPLs; however, it may deviate depending upon the individual NPLs.  NPLs have increased 35% since December 31, 2023.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net income from operations totaled $21 thousand for 2024 as compared to $26 thousand for 2023.

Advertising and marketing expense increased 17% in 2024 as compared to 2023. The increase in expense was primarily due to increased marketing of our deposit products.

Communication and data connectivity expense decreased 32% in 2024 as compared to 2023. The decrease was primarily due to improvements to our data center connectivity channels and a reduction in cell phone and air card expenses as the Company continues to improve operational efficiencies.

Supplies expense decreased 15% in 2024 as compared to 2023. The decrease was primarily due to improved management of supply stock and the timing of purchases.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT’s correspondent banking customer portfolio, decreased 6% in 2024 as compared to 2023.   The decrease was due primarily to the Company incurring, in the fourth quarter of 2023, a bank service charge related to collateral held at the FHLB.

Correspondent banking expense increased 37% in 2024 as compared to 2023. The increase in correspondent expenses includes planned costs for an upgraded safekeeping platform. These are direct costs incurred to provide services to QCBT’s correspondent banking customer portfolio, including safekeeping and cash management services.

Intangible amortization expense decreased 6% in 2024 as compared to 2023. The amortization expense is due to prior acquisitions. These expenses will naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

Goodwill impairment expense totaled $432 thousand in 2024 due to the decision to discontinue offering new loans and leases through m2.  There was no goodwill impairment in 2023.

Payment card processing expense remained stable in 2024 as compared to 2023.

Trust expense increased 13% in 2024 as compared to 2023. The increase was due to an increase in assets under management of $1.1 billion in 2024.

Other noninterest expense increased 18% in 2024 as compared to 2023.  The increase was due primarily to increased insurance claim loss reserves at our QCRH Risk Management, Inc. micro captive entity.  Also included in other noninterest expense are other items such as meals and entertainment, subscriptions and sales and use tax.

INCOME TAX EXPENSE

The provision for income taxes was $8.7 million for 2024, or an effective tax rate of 7.1%, compared to $13.1 million for 2023, or an effective tax rate of 10.3%.  Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 14 to the Consolidated Financial Statements for additional details.

FINANCIAL CONDITION AS OF DECEMBER 31, 2024 AND 2023

OVERVIEW

Following is a table that represents the major categories of the Company’s balance sheet.

	As of December 31,
	2024		2023

	(dollars in thousands)

	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$262,324	3%	$237,492	3%
Securities	1,200,435	13%	1,005,528	12%
Net loans/leases	6,694,563	74%	6,456,216	75%
Derivatives	186,781	2%	187,341	2%
Other assets	681,927	8%	652,317	8%
Total assets	$9,026,030	100%	$8,538,894	100%

Total deposits	$7,061,187	79%	$6,514,005	77%
Total borrowings	569,532	6%	718,295	8%
Derivatives	214,823	2%	215,735	3%
Other liabilities	183,101	2%	204,263	2%
Total stockholders' equity	997,387	11%	886,596	10%
Total liabilities and stockholders' equity	$9,026,030	100%	$8,538,894	100%

In 2024, total assets increased $487.1 million, or 6%. The Company’s securities portfolio increased $194.9 million, or 19%, during 2024.  The Company’s net loan/lease portfolio increased $238.3 million, or 3.7%, during 2024. Deposits grew $547.2 million, or 8%, during 2024. Borrowings decreased $148.8 million, or 21%, during 2024 due primarily to an increase in core deposits which allowed borrowings to mature.

INVESTMENT SECURITIES

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk and maximizing return, while minimizing credit risk. Over the recent years, the Company has continued to change the mix of the portfolio by decreasing U.S. government sponsored agency securities, while increasing tax-exempt municipal securities. Of the latter, the large majority are privately placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company’s existing markets) that require a thorough underwriting process before investment and are generated by our specialty finance group.

Trading securities had a fair value of $83.5 million as of December 31, 2024 and consisted of retained beneficial interests acquired in conjunction with the loan securitizations completed by the Company in 2024 and 2023.

Following is a breakdown of the Company’s securities portfolio by type, the percentage of net unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration as of December 31, 2024 and 2023.

	2024		2023
	Amount	%	Amount	%
	(dollars in thousands)

U.S. govt. sponsored agency securities	$20,591	2%	$14,973	1%
Municipal securities	971,313	81%	853,442	85%
Residential mortgage-backed and related securities	50,042	4%	59,196	6%
Asset-backed securities	9,224	1%	15,423	2%
Other securities	65,736	5%	40,125	4%
Trading securities	83,529	7%	22,369	2%
	$1,200,435	100%	$1,005,528	100%

Securities as a % of total assets	13.30%		11.78%
Net unrealized losses as a % of Amortized Cost	(7.32)%		(4.96)%
Duration (in years)	5.8		6.2
Annual yield on investment securities (tax equivalent)	4.55%		4.30%

Due to increases in intermediate and long-term interest rates during 2024, which directly impact the fair value of the Company’s AFS portfolio, the AFS portfolio declined $18.5 million, or 6.2%, from December 31, 2023 to December 31, 2024.

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities.

The following is a breakdown of the weighted-average yield for each range of maturities by category of HTM securities:

		Weighted
	Amortized	Average
	Cost*	Yield

	(dollars in thousands)
Municipal securities:
Within 1 year	$1,662	3.11%
After 1 but within 5 years	34,942	5.52%
After 5 but within 10 years	142,384	4.96%
After 10 years	628,004	4.93%
Total	$806,992	4.96%

Other securities:
After 1 but within 5 years	$1,050	4.51%
After 5 but within 10 years	28,018	7.73%
Total	$29,068	7.61%

Total HTM Securities	$836,060

* Amortized cost above excludes ACL of $263 thousand.

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

LOANS/LEASES

During 2024, total loans/leases grew 3.7%, or 10.9%, when excluding the $386.5 million in loan securitizations during the year. The mix of loan/lease types within the Company’s loan/lease portfolio is presented in the following tables.

	As of
	December 31, 2024		December 31, 2023
	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$387,991	6%	$325,243	5%
C&I - other	1,514,932	22%	1,481,778	23
CRE - owner occupied	605,993	9%	607,365	9
CRE - non-owner occupied	1,077,852	16%	1,008,892	16
Construction and land development	1,313,543	19%	1,420,525	22
Multi-family	1,132,110	17%	996,143	15
Direct financing leases	17,076	-%	31,164	-
1-4 family real estate	588,179	9%	544,971	8
Consumer	146,728	2%	127,335	2
Total loans/leases	$6,784,404	100%	$6,543,416	100%
Less allowance	(89,841)		(87,200)
Net loans/leases	$6,694,563		$6,456,216

CRE loans are predominantly included within the CRE – owner occupied, CRE – non-owner occupied, construction and land development and multi-family loan classes, however, CRE loans can also be included in 1-4 family real estate based on the nature of the loan.  As CRE loans have historically been the Company’s largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s CRE loan portfolio.  For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk.  Additionally, the Company reviews CRE concentrations by industry in relation to risk-based capital on a quarterly basis. Approximately 43% of the CRE portfolio are LIHTC loans of which all are performing and all are pass rated.

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

The following tables set forth the remaining maturities by loan/lease type as of December 31, 2024 and 2023. Maturities are based on contractual dates.

	As of December 31, 2024
					Maturities After One Year
	Due in one	Due after one	Due after 5	Due after	Predetermined	Adjustable
	year or less	through 5 years	through 15 years	15 years	interest rates	interest rates
	(dollars in thousands)

C&I - revolving	$290,702	$96,689	$600	$—	$28,306	$68,983
C&I - other	241,747	842,568	301,673	128,944	886,330	386,855
CRE - owner occupied	86,065	340,535	160,258	19,135	324,166	195,762
CRE - non-owner occupied	250,736	614,583	190,362	22,171	634,587	192,529
Construction and land development	175,329	241,147	29,310	867,757	162,472	975,742
Multi-family	36,138	180,199	310,731	605,042	179,003	916,969
Direct financing leases	2,059	15,017	—	—	15,017	—
1-4 family real estate	44,112	154,489	165,514	224,064	385,908	158,159
Consumer	16,385	57,306	72,530	507	62,735	67,608
	$1,143,273	$2,542,533	$1,230,978	$1,867,620	$2,678,524	$2,962,607

	As of December 31, 2023
					Maturities After One Year
	Due in one	Due after one	Due after 5	Due after	Predetermined	Adjustable
	year or less	through 5 years	through 15 years	15 years	interest rates	interest rates
	(dollars in thousands)

C&I - revolving	$233,863	$82,045	$9,335	$—	$22,493	$68,887
C&I - other	255,913	738,966	355,756	131,143	821,463	404,402
CRE - owner occupied	47,107	331,933	205,090	23,235	381,218	179,040
CRE - non-owner occupied	131,038	665,220	177,934	34,700	683,516	194,338
Construction and land development	269,193	256,029	82,176	813,127	223,164	928,168
Multi-family	17,873	178,245	275,159	524,866	170,477	807,793
Direct financing leases	1,710	29,043	411	—	29,454	—
1-4 family real estate	22,368	172,885	169,420	180,298	410,837	111,766
Consumer	10,269	53,736	62,807	523	56,048	61,018
	$989,334	$2,508,102	$1,338,088	$1,707,892	$2,798,670	$2,755,412

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

Changes in the ACL for loans/leases for the years ended December 31, 2024, 2023 and 2022 are presented as follows.

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Balance, beginning	$87,200	$87,706	$78,721
Initial ACL recorded for PCD loans	—	—	5,902
Change in ACL for the transfer of loans to LHFS	(4,598)	(3,545)	—
Provision	18,739	11,550	9,636
Charge-offs	(13,969)	(9,392)	(7,525)
Recoveries	2,469	881	972
Balance, ending	$89,841	$87,200	$87,706

The Company recorded an $11.0 million (pre-tax) provision for credit losses on loans in 2022, for the CECL Day 2 provision as a result of the GFED acquisition.

Net charge-offs by segment and their percentage of average loans and leases are as follows.

	Year ended December 31,
	2024		2023
	Amount	% of Average Loans	Amount	% of Average Loans

	(dollars in thousands)

Average amount of loans/leases outstanding, before allowance	$6,764,754		$6,337,551

Net charge-offs:
C&I - revolving	—	0.00	—	0.00
C&I - other	(10,227)	0.15	(8,137)	0.13
CRE owner occupied	(10)	0.00	(219)	0.00
CRE non-owner occupied	—	0.00	31	(0.00)
Construction and land development	(1,084)	0.02	(48)	0.00
Multi-family	—	0.00	—	0.00
1-4 family real estate	—	0.00	5	(0.00)
Consumer	(179)	0.00	(143)	0.00
Total net charge-offs	$(11,500)		$(8,511)

Changes in the ACL for OBS exposures for the years ended December 31, 2024, 2023 and 2022 are as follows.

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

	(dollars in thousands)

Balance, beginning	$9,529	$5,552	$6,886
Provisions (credited) to expense	(1,256)	3,977	(1,334)
Balance, ending	$8,273	$9,529	$5,552

The Company recorded a negative $1.3 million provision for credit losses related to OBS exposures in 2024. The decrease in provision in 2024 was driven by a decrease in unfunded commitments in the LIHTC lending business during the year. At December 31, 2024, the allowance for OBS exposures was $8.3 million.

The following is a table that reports the criticized and classified loan totals as of December 31, 2024 and 2023.

	As of December 31,
Internally Assigned Risk Rating *	2024	2023

	(dollars in thousands)

Special Mention	$73,636	$125,308
Substandard/Classified loans***	84,930	70,425
Doubtful/Classified loans***	—	—
Criticized Loans **	$158,566	$195,733

Criticized Loans as a % of Total Loans/Leases	2.34%	2.99%
Classified Loans as a % of Total Loans/Leases	1.25%	1.08%

*    Amounts above exclude the government guaranteed portion, if any. The Company assigns internal risk ratings of Pass (Rating 2) for the government guaranteed portion.

**   Criticized loans are defined as C&I and CRE loans with internally assigned risk ratings of 9, 10, or 11, regardless of performance.

*** Classified loans are defined as C&I and CRE loans with internally assigned risk ratings of 10 or 11, regardless of performance.

Criticized loans decreased 17% and classified loans increased 26% in 2024 as compared to 2023.  The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs as of December 31, 2024 and 2023.

	As of December 31,
	2024	2023
ACL for loans/leases / Total loans/leases held for investment	1.32%	1.33%
ACL for loans/leases / NPLs	202.57%	265.54%

The following table presents the allowance by type and the percentage of loan/lease type to total loans/leases.

	As of December 31,
	2024		2023
	Amount	%	Amount	%
	(dollars in thousands)

C&I - revolving	$3,856	6%	$4,224	5%
C&I - other*	34,002	22%	27,460	23%
CRE - owner occupied	7,147	9%	8,223	9%
CRE - non-owner occupied	11,137	16%	11,581	16%
Construction and land development	15,099	19%	16,856	22%
Multi-family	12,173	17%	12,463	15%
1-4 family real estate	4,934	9%	4,917	8%
Consumer	1,493	2%	1,476	2%
	$89,841	100%	$87,200	100%

* Included within the C&I – Other segment is an ACL on leases of $580 thousand and $992 thousand as of December 31, 2024 and 2023, respectively. Leases represent less than 1% of total loans/leases.

Although management believes that the ACL for loans/leases at December 31, 2024 is at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and may require additional increases in the provision for credit losses. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and its leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information on the Company’s ACL.

NONPERFORMING ASSETS

The table below presents the amounts of NPAs and related ratios.

	As of December 31,
	2024	2023
	(dollars in thousands)

Nonaccrual loans/leases (1)	$40,080	$32,753
Accruing loans/leases past due 90 days or more	4,270	86
Total NPLs	44,350	32,839
Other repossessed assets	543	—
OREO	661	1,347
Total NPAs	$45,554	$34,186

NPLs to total loans/leases	0.65%	0.50%
NPAs to total loans/leases plus repossessed property	0.67%	0.52%
NPAs to total assets	0.50%	0.40%
Nonaccrual loans/leases to total loans/leases	0.59%	0.50%
ACL to nonaccrual loans	224.15%	266.24%

(1)	Includes government guaranteed portions of loans, if applicable.

NPAs at December 31, 2024 were $45.6 million, up $11.4 million from December 31, 2023.  The increase from the prior year was driven by changes in the classification of three client relationships. The ratio of NPAs to total assets was 0.50% at December 31, 2024, up from 0.40% at December 31, 2023.

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

DEPOSITS

Deposits grew $547.2 million, or 8.4%, during 2024, primarily due to an increase in interest-bearing deposits and time deposits from both core client and brokered sources.

The table below presents the composition of the Company’s deposit portfolio.

	As of December 31,
	2024		2023
	Amount	%	Amount	%
	(dollars in thousands)

Noninterest bearing demand deposits	$921,160	13%	$1,038,689	16%
Interest bearing demand deposits	4,828,216	68%	4,338,390	67%
Time deposits	953,496	14%	851,950	13%
Brokered deposits	358,315	5%	284,976	4%
	$7,061,187	100%	$6,514,005	100%

The Company actively participates in the ICS/CDARS program, which is a trusted resource that provides FDIC insurance coverage for clients of the Company that maintain larger deposit balances.  Deposits in the ICS/CDARS program (which are included in interest bearing demand deposits and time deposits in the preceding table) totaled $2.4 billion, or 33.8% of all deposits, as of December 31, 2024.

The Company’s correspondent bank deposit portfolio and funds managed consists of the following:

●	Noninterest-bearing deposits which represent the correspondent banks’ operating cash used for processing transactions with the FRB;
●	Money market deposits which represent some excess liquidity; and
●	EBA balances of the correspondent banks held at the FRB.

The Company had total uninsured deposits of $2.0 billion and $1.8 billion as of December 31, 2024 and 2023 respectively. The table below represents the time deposits in FDIC uninsured accounts by maturity:

	As of December 31,
	2024	2023

	(dollars in thousands)

U.S. Time Deposits in Amounts in Excess of FDIC insurance limit:
One to three months	$191,427	$213,425
Three to six months	172,379	160,812
Six to twelve months	164,510	130,490
Over twelve months	13,750	9,960
	$542,066	$514,687

There were no other time deposits otherwise uninsured. The Company had no deposits by foreign depositors in domestic offices as of December 31, 2024 and 2023.

Management will continue to focus on growing its core deposit portfolio, including its correspondent banking business at QCBT, as well as shifting the mix from brokered and other higher cost deposits to lower cost core deposits. With the significant success achieved by QCBT in growing its correspondent banking business, QCBT has developed procedures to proactively monitor this industry concentration of deposits and loans. Other deposit-related industry concentrations and large accounts are monitored by the internal asset liability management committee. See discussion regarding policy limits on bank stock loans in the Lending/Leasing section under Item 1. – Business in Part I of this Annual Report on Form 10-K.

SHORT-TERM BORROWINGS

The subsidiary banks purchase federal funds for short-term funding needs from the FRB or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of December 31,
	2024	2023
	(dollars in thousands)

Federal funds purchased	$1,800	$1,500

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

	As of December 31,
	2024	2023
	(dollars in thousands)

FHLB Advances	$285,383	$435,000
Weighted Average Interest Rate at Year-End	4.55%	5.39%

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

The Company renewed its revolving credit note in the second quarter of 2024.  At renewal, the available line amount remained unchanged at $50.0 million for which there was no outstanding balance as of December 31, 2024. Interest on the revolving line of credit is calculated at the greater of: (a) the effective Prime Rate less 0.50% or (b) 3.00% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.

See Notes 10 and 11 to the Consolidated Financial Statements for additional information regarding FHLB advances and other borrowings.

SUBORDINATED NOTES

The Company had subordinated notes totaling $233.5 million and $233.1 million as of December 31, 2024 and 2023, respectively.

See Note 12 to the Consolidated Financial Statements for additional information regarding the subordinated notes.

JUNIOR SUBORDINATED DEBENTURES

The Company had junior subordinated debentures totaling $48.9 million and $48.7 million as of December 31, 2024 and 2023, respectively.

STOCKHOLDERS’ EQUITY

The table below presents the composition of the Company’s stockholders’ equity.

	As of December 31,
	2024	2023
	(dollars in thousands)

Common stock	$16,882	$16,749
Additional paid in capital	374,975	370,814
Retained earnings	665,171	554,992
AOCI	(59,641)	(55,959)
Total stockholders' equity	$997,387	$886,596

TCE / TA ratio (non-GAAP)*	9.55%	8.75%

*   TCE/TA ratio is defined as total common stockholders’ equity excluding goodwill and other intangibles divided by total assets.  This ratio is a non-GAAP measure. Refer to the “GAAP to Non-GAAP Reconciliations” section of this Annual Report on Form 10-K for more information.

As of December 31, 2024 and 2023, no preferred stock was outstanding.

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to an additional 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021. There were no shares and 175,000 shares of common stock purchased by the Company during the year ended December 31, 2024 and 2023, respectively.  There were 760,915 shares of common stock remaining for repurchase under the stock repurchase program as of December 31, 2024.  The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so.  Under the stock repurchase program, the Company may repurchase shares of common m stock from time to time in open market or privately negotiated transactions.  The number, timing and price of shares repurchased will depend on a number of factors, including business and market conditions, regulatory requirements, availability of funds, and other factors, including opportunities to deploy the Company’s capital.  The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the program’s expiration, without any prior notice.

The following table presents the rollforward of stockholders’ equity for the years ended December 31, 2024 and 2023, respectively.

	For the Year Ended December 31,
	2024	2023

	(dollars in thousands)

Beginning balance	$886,596	$772,724
Net income	113,850	113,558
Other comprehensive income (loss), net of tax	(3,312)	8,939
Repurchase and cancellation of shares of common stock as a result of a share repurchase program	—	(8,686)
Common cash dividends declared	(4,041)	(4,020)
Other *	4,294	4,081
Ending balance	$997,387	$886,596

*   Includes primarily stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks, cash and due from banks and federal funds sold, which averaged $210.7 million and $180.4 million during 2024 and 2023, respectively. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At December 31, 2024, the subsidiary banks had 27 lines of credit totaling $1.2 billion, of which $746.7 million was secured and $450.8 million was unsecured. At December 31, 2024, $1.2 billion was available under these lines of credit.

At December 31, 2023, the subsidiary banks had 25 lines of credit totaling $699.3 million, of which $248.5 million was secured and $450.8 million was unsecured. At December 31, 2023, $699.3 million was available under these lines of credit.

The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity.  Additionally, the Company maintains a $50.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2025. At December 31, 2024, the full $50.0 million was available. See Note 11 to the Consolidated Financial Statements for additional information.

As of December 31, 2024, the Company had $688.1 million in correspondent banking deposits spread over 189 relationships.  While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity.  Seasonality and the liquidity needs of these correspondent banks can impact balances.  Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $845.2 million during 2024 compared to $749.3 million during 2023. Proceeds from calls, maturities, pay downs and sales of securities were $78.4 million for 2024 compared to $141.9 million for 2023. Purchases of securities used cash of $213.5 million for 2024 compared to $187.6 million for 2023. The net increase in loans/leases used cash of $642.9 million for 2024 compared to $676.7 million for 2023.

Financing activities provided cash of $395.8 million for 2024 compared to $410.3 million for 2023. Net increases in deposits totaled $547.2 million for 2024 as compared to $529.8 million for 2023. Net short-term borrowings increased $300 thousand for 2024 compared to a decrease of $128.1 million for 2023. Net increases in long-term FHLB advances totaled $10.4 million for 2024 as compared to $135.0 million for 2023.  Short-term FHLB advances decreased $160.0 million in 2024 as compared to $115.0 million in 2023.  There were no repurchases or cancellations of shares in 2024. Repurchase and cancellation of shares totaled $8.7 million in 2023.

Total cash provided by operating activities was $444.5 million for 2024 compared to $376.3 million for 2023.

Throughout its history, the Company has secured additional capital through various resources, including common and preferred stock and the issuance of trust preferred securities and subordinated notes.

The Company has two LIHTC securitizations that closed in 2024 and two LIHTC securitizations that closed in 2023.  LIHTC securitizations may continue to be an ongoing tool in managing liquidity and capital.  See Note 4 to the Consolidated Financial Statements for details on these securitization transactions as well as the related variable interest entities.

As of December 31, 2024 and 2023, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. See Note 17 to the Consolidated Financial Statements for detail of the capital amounts and ratios for the Company and its subsidiary banks.

COMMITMENTS, CONTINGENCIES, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At

December 31, 2024 and 2023, no amounts had been recorded as liabilities for the banks’ potential obligations under these guarantees.

As of December 31, 2024 and 2023, commitments to extend credit aggregated $1.9 billion and $2.0 billion, respectively. As of December 31, 2024 and 2023, standby letters of credit aggregated $28.8 million and $23.7 million, respectively. Management does not expect that all of these commitments will be funded.

Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 19 to the Consolidated Financial Statements.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The significant fixed and determinable contractual obligations to third parties are deposits without a stated maturity, certificates of deposit, short-term borrowings, subordinated notes, and junior subordinated debentures and totaled $7.9 billion as of December 31, 2024.

The Company entered into a construction contract in 2024 for the construction of a new CSB facility in Ankeny, Iowa.  The Company will pay the contractor a contract price of approximately $41.3 million, subject to additions and deductions as provided in the contract documents.  As of December 31, 2024, the Company has paid $8.7 million of the contract price, resulting in a remaining future commitment of $32.6 million.  Construction is anticipated to be completed in 2026.

The Company entered into a construction contract in 2023 for the construction of a new CRBT facility in Cedar Rapids, Iowa.  The Company will pay the contractor a contract price of approximately $17.0 million, subject to additions and deductions as provided in the contract documents.  As of December 31, 2024, the Company has paid $15.8 million of the contract price, resulting in a future commitment of $1.2 million.  Construction is anticipated to be completed in March 2025.

The Company’s operating contract obligations represent short and long-term contractual payments for data processing equipment and services, software, and other equipment and professional services and totaled $28.9 million as of December 31, 2024.

LOAN SECURITIZATIONS

The Company completed two LIHTC loan securitizations in 2024, through arrangements with Freddie Mac. The securitizations were M-series securitizations for the sale of nontaxable LIHTC loans with a carrying value of $230.7 million and Q-series securitizations for the sale of taxable LIHTC loans with a carrying value of $155.8 million and resulting in a $955 thousand net gain on sale which included the impact of the fair value of retained beneficial interests, guarantee liabilities and transaction costs. The Company retained beneficial interests from these securitizations in the amount of $60.3 million which are designated as trading securities on the consolidated balance sheet and carried at fair value.  In conjunction with the securitizations, variable interest entities were formed. See Note 4 to the Consolidated Financial Statements for details on these securitization transactions as well as the related variable interest entities.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Annual Report on Form 10-K. In addition to the risk factors described in that section, there are other factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

●	The strength of the local, state, national and international economies and financial markets (including effects of inflationary pressures and supply chain constraints).

●	Effects on the U.S. economy resulting from the implementation of policies proposed by the new presidential administration, including tariffs, mass deportations and tax regulations.

●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics, acts of war or threats thereof (including the Russian invasion of Ukraine and ongoing conflicts in the Middle East), or other adverse events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events.

●	New or revised accounting policies and practices, as may be adopted by state and federal banking agencies, the FASB, the SEC or the PCAOB.

●	Changes in local, state and federal laws, regulations and governmental policies concerning the Company’s general business and any changes in response to the bank failures in 2023.

●	The imposition of tariffs or other governmental policies impacting the value of products produced by the Company’s commercial borrowers.

●	Increased competition in the financial services sector, including from non-bank competitors such as credit unions and fintech companies, and the inability to attract new customers.

●	Changes in technology and the ability to develop and maintain secure and reliable electronic systems.

●	Unexpected results of acquisitions which may include failure to realize the anticipated benefits of the acquisitions and the possibility that transaction costs may be greater than anticipated.

●	The loss of key executives and employees, talent shortages and employee turnover.

●	Changes in consumer spending.

●	Unexpected outcomes and costs of existing or new litigation or other legal proceedings and regulatory actions involving the Company.

●	The economic impact on the Company and its customers of climate change, natural disasters and exceptional weather occurrences such as tornadoes, floods and blizzards.

●	Fluctuations in the value of securities held in our securities portfolio, including as a result of changes in interest rates.
●	Credit risk and risks from concentrations (by type of borrower, geographic area, collateral and industry) within our loan portfolio and large loans to certain borrowers (including CRE loans).
●	The overall health of the local and national real estate market.
●	The ability to maintain an adequate level of allowance for credit losses on loans.
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and who may withdraw deposits to diversify their exposure.
●	The ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact the Company’s cost of funds.
●	The level of non-performing assets on our balance sheets.
●	Interruptions involving our information technology and communications systems or third-party servicers.
●	The occurrence of fraudulent activity, breaches or failures of our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud.
●	Changes in the interest rates and repayment rates of the Company’s assets.
●	The effectiveness of our risk management framework.
●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

Application of the simulation model analysis for select interest rate scenarios at December 31, 2024 and 2023 demonstrated the following:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of December 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2024	2023

300 basis point downward parallel shock	(30.0)%	4.8%	2.1%
200 basis point downward parallel shift	(10.0)%	2.3%	1.4%
200 basis point upward parallel shift	(10.0)%	(3.2)%	(2.3)%
300 basis point upward parallel shock	(30.0)%	(9.2)%	(8.0)%

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

The simulation is within the board-established policy limits for all three scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at December 31, 2024 were well within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn’t have a specific policy limit).

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

Item 8.    Financial Statements and Supplementary Data

QCR HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QCR Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2025, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans and Leases

As described in Notes 1 and 3 to the financial statements, the allowance for credit losses on loans and leases (allowance) totaled $89.8 million at December 31, 2024. The allowance is measured on a collective (pool) basis when similar risk characteristics exist (general reserve). Loans that do not share similar risk characteristics are evaluated on an individual basis at the balance sheet date (specific reserve). As of December 31, 2024, the general reserve on loans and leases collectively evaluated for impairment totaled $75.9 million, and the specific reserve on loans and leases individually evaluated totaled $13.9 million.

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

Davenport, Iowa

February 28, 2025

QCR Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2024 and 2023

	December 31,	December 31,
	2024	2023

	(dollars in thousands)
Assets
Cash and due from banks	$91,732	$97,123
Federal funds sold	27,150	35,450
Interest-bearing deposits at financial institutions	143,442	104,919

Securities held to maturity, at amortized cost, net of allowance for credit losses	835,797	683,504
Securities available for sale, at fair value	281,109	299,655
Securities trading, at fair value	83,529	22,369
Total securities	1,200,435	1,005,528

Loans receivable held for sale	2,143	2,594
Loans/leases receivable held for investment	6,782,261	6,540,822
Gross loans/leases receivable	6,784,404	6,543,416
Less allowance for credit losses	(89,841)	(87,200)
Net loans/leases receivable	6,694,563	6,456,216

Bank-owned life insurance	109,575	108,222
Premises and equipment, net	159,153	123,277
Restricted investment securities	35,412	41,648
Other real estate owned, net	661	1,347
Goodwill	138,595	139,027
Intangibles	11,061	13,821
Derivatives	186,781	187,341
Other assets	227,470	224,975
Total assets	$9,026,030	$8,538,894

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$921,160	$1,038,689
Interest-bearing	6,140,027	5,475,316
Total deposits	7,061,187	6,514,005

Short-term borrowings	1,800	1,500
Federal Home Loan Bank advances	285,383	435,000
Subordinated notes	233,489	233,064
Junior subordinated debentures	48,860	48,731
Derivatives	214,823	215,735
Other liabilities	183,101	204,263
Total liabilities	8,028,643	7,652,298

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 December 2024 and December 2023 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 December 2024 - 16,882,045 shares issued and outstanding December 2023 - 16,749,254 shares issued and outstanding	16,882	16,749
Additional paid-in capital	374,975	370,814
Retained earnings	665,171	554,992
Accumulated other comprehensive loss:
Securities available for sale	(37,965)	(35,980)
Derivatives	(21,676)	(19,979)
Total stockholders' equity	997,387	886,596
Total liabilities and stockholders' equity	$9,026,030	$8,538,894

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2024, 2023, and 2022

	2024	2023	2022

	(dollars in thousands, except per share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$317,449	$284,778	$215,900
Nontaxable	104,376	83,889	41,937
Securities:
Taxable	17,216	14,927	12,078
Nontaxable	33,056	22,335	19,089
Interest-bearing deposits at financial institutions	6,077	4,137	1,089
Restricted investment securities	2,991	2,346	2,068
Federal funds sold	692	998	410
Total interest and dividend income	481,857	413,410	292,571

Interest expense:
Deposits	213,131	159,419	42,362
Short-term borrowings	99	179	299
Federal Home Loan Bank advances	19,750	16,740	6,954
Other borrowings	—	—	53
Subordinated notes	14,314	13,230	9,200
Junior subordinated debentures	2,775	2,836	2,583
Total interest expense	250,069	192,404	61,451
Net interest income	231,788	221,006	231,120
Provision for credit losses	17,098	16,539	8,284
Net interest income after provision for credit losses	214,690	204,467	222,836

Noninterest income:
Trust fees	13,028	11,697	10,641
Investment advisory and management fees	4,864	3,864	3,858
Deposit service fees	8,530	8,177	8,134
Gains on sales of residential real estate loans, net	2,041	1,611	2,411
Gains on sales of government guaranteed portions of loans, net	85	54	119
Capital markets revenue	71,057	92,065	41,309
Securities losses, net	—	(451)	—
Earnings on bank-owned life insurance	5,443	4,184	2,056
Debit card fees	6,167	6,200	5,459
Correspondent banking fees	2,089	1,662	967
Loan related fee income	3,697	3,066	2,428
Fair value gain (loss) on derivatives and trading securities	(2,779)	(1,262)	1,975
Other	1,307	1,817	1,372
Total noninterest income	115,529	132,684	80,729

Noninterest expense:
Salaries and employee benefits	128,186	136,619	115,368
Occupancy and equipment expense	25,413	25,031	21,975
Professional and data processing fees	19,373	16,271	16,282
Acquisition costs	—	—	3,715
Post-acquisition compensation, transition and integration costs	—	207	5,526
Restructuring expense	1,954	—	—
FDIC insurance, other insurance and regulatory fees	7,444	7,137	5,806
Loan/lease expense	1,629	2,868	1,829
Net cost of (income from) and gains/losses on operations of other real estate	(21)	(26)	(40)
Advertising and marketing	7,058	6,042	4,958
Communication and data connectivity	1,397	2,063	2,213
Supplies	1,064	1,254	1,109
Bank service charges	2,428	2,592	2,282
Correspondent banking expense	1,321	963	840
Intangibles amortization	2,761	2,938	2,854
Goodwill impairment	432	—	—
Payment card processing	2,653	2,656	1,964
Trust expense	1,580	1,396	775
Other	2,970	2,520	2,560
Total noninterest expense	207,642	210,531	190,016
Net income before income taxes	122,577	126,620	113,549
Federal and state income tax expense	8,727	13,062	14,483
Net income	$113,850	$113,558	$99,066

Basic earnings per common share	$6.77	$6.79	$5.94
Diluted earnings per common share	$6.71	$6.73	$5.87

Weighted average common shares outstanding	16,829,004	16,732,406	16,681,844
Weighted average common and common equivalent shares outstanding	16,959,853	16,866,391	16,890,007

Cash dividends declared per common share	$0.24	$0.24	$0.24

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2024, 2023, and 2022

	2024	2023	2022

	(dollars in thousands)

Net income	$113,850	$113,558	$99,066

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(1,794)	10,573	(67,387)
Less: reclassification adjusted for impairment gains (losses) included in net income before tax	445	(989)	—
Less: reclassification adjustment for sales losses included in net income before tax	—	(451)	—
	(2,239)	12,013	(67,387)

Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	(2,786)	(754)	(22,130)
Less: reclassification adjustment for caplet amortization before tax	(510)	(872)	(1,001)
	(2,276)	118	(21,129)

Other comprehensive income (loss), before tax	(4,515)	12,131	(88,516)
Tax expense (benefit)	(833)	3,192	(22,066)
Other comprehensive income (loss), net of tax	(3,682)	8,939	(66,450)

Comprehensive income	$110,168	$122,497	$32,616

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2024, 2023, and 2022

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2021	$15,613	$273,768	$386,077	$1,552	$677,010
Net income	—	—	99,066	—	99,066
Other comprehensive loss, net of tax	—	—	—	(66,450)	(66,450)
Issuance of 2,071,291 shares of common stock
as a result of acquisition of Guaranty Federal Bancshares	2,071	115,143	—	—	117,214
Common cash dividends declared, $0.24 per share	—	—	(4,022)	—	(4,022)
Repurchase and cancellation of 970,000 shares of common stock
as a result of a share repurchase program	(970)	(20,977)	(31,007)	—	(52,954)
Stock-based compensation expense	—	2,438	—	—	2,438
Issuance of common stock under employee benefit plans	82	340	—	—	422
Balance, December 31, 2022	$16,796	$370,712	$450,114	$(64,898)	$772,724
Net income	—	—	113,558	—	113,558
Other comprehensive income, net of tax	—	—	—	8,939	8,939
Common cash dividends declared, $0.24 per share	—	—	(4,020)	—	(4,020)
Repurchase and cancellation of 175,000 shares of common stock
as a result of a share repurchase program	(175)	(3,851)	(4,660)	—	(8,686)
Stock-based compensation expense	—	2,678	—	—	2,678
Issuance of common stock under employee benefit plans	128	1,275	—	—	1,403
Balance, December 31, 2023	$16,749	$370,814	$554,992	$(55,959)	$886,596
Net income	—	—	113,850	—	113,850
Other comprehensive loss, net of tax	—	—	—	(3,682)	(3,682)
Common cash dividends declared, $0.24 per share	—	—	(4,041)	—	(4,041)
Stock-based compensation expense	—	2,825	—	—	2,825
Issuance of common stock under employee benefit plans	133	1,336	370	—	1,839
Balance, December 31, 2024	$16,882	$374,975	$665,171	$(59,641)	$997,387

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2024, 2023, and 2022

	2024	2023	2022

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$113,850	$113,558	$99,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,470	8,725	7,662
Provision for credit losses	17,098	16,539	8,284
Deferred income taxes	(7,192)	(946)	(4,682)
Stock-based compensation expense	2,825	2,678	2,438
Deferred compensation expense accrued	5,793	5,677	4,062
Gains on other real estate owned, net	(224)	(85)	(129)
Amortization of premiums on securities, net	200	916	1,337
Caplet amortization	511	872	1,001
Fair value (gain) loss on derivatives and trading securities	2,779	1,262	(1,975)
Ineffectiveness on fair value hedges	16	77	—
Securities losses, net	—	451	—
Loans originated for sale	(86,023)	(69,897)	(99,394)
Proceeds on sales of loans	88,600	70,448	107,487
Gains on sales of residential real estate loans	(2,041)	(1,611)	(2,411)
Gains on sales of government guaranteed portions of loans	(85)	(54)	(119)
Proceeds from loan securitizations	327,242	240,166	—
Net gain on securitizations	(955)	(664)	—
Losses on sales and disposals of premises and equipment	143	388	378
Amortization of intangibles	2,761	2,938	2,854
Accretion of acquisition fair value adjustments, net	(1,565)	(2,173)	(8,581)
Increase in cash value of bank-owned life insurance	(3,210)	(3,053)	(2,056)
Gain on bank-owned life insurance death benefits	(2,232)	(1,131)	—
Goodwill impairment	432	—	—
Increase (decrease) in other assets	4,264	(40,114)	(42,572)
Decrease (increase) in other liabilities	(26,919)	31,356	46,049
Net cash provided by operating activities	444,538	376,323	118,699

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	8,300	21,460	(44,540)
Net (increase) decrease in interest-bearing deposits at financial institutions	(38,523)	(37,559)	25,066
Proceeds from sales of other real estate owned	1,687	296	482
Activity in securities portfolio:
Purchases	(213,532)	(187,635)	(230,501)
Calls, maturities and redemptions	60,660	97,362	43,638
Paydowns	17,255	13,986	31,805
Sales	445	30,568	111,375
Activity in restricted investment securities:
Purchases	(811)	(2,896)	(23,086)
Redemptions	7,047	3,749	2,158
Net increase in loans/leases originated and held for investment	(642,855)	(676,700)	(654,861)
Purchase of premises and equipment	(44,491)	(14,945)	(33,261)
Proceeds from sales of premises and equipment	2	503	2,060
Purchase of swaptions	(4,500)	—	—
Purchase of bank-owned life insurance	—	—	(10,000)
Proceeds from bank-owned life insurance death benefits	4,085	2,542	—
Net cash acquired from acquisition	—	—	144,973
Net cash used in investing activities	(845,231)	(749,269)	(634,692)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	547,182	529,788	(15,128)
Net increase (decrease) in short-term borrowings	300	(128,130)	125,830
Activity in Federal Home Loan Bank advances:
Term advances	10,383	135,000	—
Net change in short-term and overnight advances	(160,000)	(115,000)	400,000
Prepayments	—	—	(16,000)
Activity in other borrowings:
Proceeds from other borrowings	—	—	10,000
Paydown of revolving line of credit	—	—	(10,000)
Proceeds from subordinated notes	—	—	100,000
Payment of cash dividends on common stock	(4,032)	(4,029)	(3,944)
Proceeds from issuance of common stock, net	1,469	1,403	422
Repurchase and cancellation of shares	—	(8,686)	(52,954)
Net cash provided by financing activities	395,302	410,346	538,226

Net increase (decrease) in cash and due from banks	(5,391)	37,400	22,233

Cash and due from banks, beginning	97,123	59,723	37,490
Cash and due from banks, ending	$91,732	$97,123	$59,723

QCR Holdings, Inc. and Subsidiaries - Continued

Consolidated Statements of Cash Flows

Years Ended December 31, 2024, 2023, and 2022

	2024	2023	2022

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments for:
Interest	$247,669	$187,947	$58,652
Income/franchise taxes	4,854	2,855	1,057

Supplemental schedule of noncash investing activities:
Change in fair value of fair value hedges	2,973	(3,308)	—
Transfers of loans to other real estate owned	777	1,445	431
Transfer of loans to held for sale for securitizations in preparation	386,521	261,921	—
Beneficial interests (trading securities) acquired in securitizations	60,233	22,419	—
Increase (decrease) in the fair value of back-to-back interest rate swap assets and liabilities	1,906	15,240	(54,441)
Dividends payable	1,013	1,004	1,013
Measurement period adjustment to goodwill	—	1,420	—

Supplemental disclosure of cash flow information for acquisitions:
Fair value of assets acquired:
Cash and due from banks	$—	$—	$171,844
Interest-bearing deposits at financial institutions	—	—	17,134
Securities	—	—	143,017
Loans receivable, net	—	—	801,697
Bank-owned life insurance	—	—	32,100
Premises and equipment, net	—	—	16,257
Restricted investment securities	—	—	2,220
Other real estate owned	—	—	55
Intangibles	—	—	10,264
Other assets	—	—	23,685
Total assets acquired	$—	$—	$1,218,273

Fair value of liabilities assumed:
Deposits	$—	$—	$1,076,573
FHLB advances	—	—	16,000
Subordinated debentures	—	—	19,621
Junior subordinated debentures	—	—	10,310
Other liabilities	—	—	15,225
Total liabilities assumed	—	—	1,137,729
Net assets acquired	$—	$—	$80,544

Consideration paid:
Cash paid *	$—	$—	$26,871
Common stock	—	—	117,214
Total consideration paid	—	—	144,085
Goodwill	$—	$—	$63,541

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

ACL: Allowance for credit losses	HTM: Held to maturity
AFS: Available for sale	ICS: Insured Cash Sweep
Allowance: Allowance for credit losses	LCR: Liquidity Coverage Ratio
AOCI: Accumulated other comprehensive income (loss)	LHFI: Loans held for investment
ASC: Accounting Standards Codification	LIBOR: London Inter-Bank Offered Rate
ASC 805: Business Combination Standard	LIHTC: Low-income housing tax credit
ASU: Accounting Standards Update	m2: m2 Equipment Finance, LLC
BHCA: Bank Holding Company Act of 1956	MD&A: Management’s Discussion & Analysis
BOLI: Bank-owned life insurance	Missouri Division of Finance: Missouri Department of
Caps: Interest rate cap derivatives	Commerce and Insurance
CDARS: Certificate of Deposit Account Registry Service	NIM: Net interest margin
CECL: Current Expected Credit Losses	NOL: Net operating loss
CFPB: Bureau of Consumer Financial Protection	NPA: Nonperforming asset
CNB: Community National Bank	NPL: Nonperforming loan
Community National: Community National Bancorporation	NSFR: Net Stable Funding Ratio
COVID-19: Coronavirus Disease 2019	OBS: Off-balance sheet
CRA: Community Reinvestment Act	OREO: Other real estate owned
CRBT: Cedar Rapids Bank & Trust Company	OTTI: Other-than-temporary impairment
CRE: Commercial real estate	PCAOB: Public Company Accounting Oversight Board
CRE Guidance: Interagency Concentrations in Commercial	PCD: Purchased credit deteriorated loan
Real Estate Lending, Sound Risk Management Practices	Provision: Provision for credit losses
Guidance	PUD LOC: Public Unit Deposit Letter of Credit
CSB: Community State Bank	QCBT: Quad City Bank & Trust Company
C&I: Commercial and industrial	ROAA: Return on Average Assets
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	ROAE: Return on Average Equity
Consumer Protection Act	ROU: Right of use
DGCL: Delaware General Corporation Law	SBA: U.S. Small Business Administration
DIF: Deposit Insurance Fund	SEC: Securities and Exchange Commission
EBA: Excess Balance Account	SERPs: Supplemental Executive Retirement Plans
EPS: Earnings per share	SOFR: Secured Overnight Financing Rate
ESG: Environmental, Social and Governance	SPE: Special purpose entity
Exchange Act: Securities Exchange Act of 1934, as amended	Springfield Bancshares: Springfield Bancshares, Inc.
FASB: Financial Accounting Standards Board	TA: Tangible assets
FDIC: Federal Deposit Insurance Corporation	TCE: Tangible common equity
Federal Reserve: Board of Governors of the Federal Reserve	TDRs: Troubled debt restructurings
System	TEY: Tangible equivalent yield
FHLB: Federal Home Loan Bank	The Company: QCR Holdings, Inc.
FRB: Federal Reserve Bank of Chicago	TRBC: Total risk-based capital
FTEs: Full-time equivalents	Treasury: U.S. Department of the Treasury
GAAP: Generally Accepted Accounting Principles	USA Patriot Act: Uniting and Strengthening America by
GB: Guaranty Bank	Providing Appropriate Tools Required to Intercept
GFED: Guaranty Federal Bancshares	and Obstruct Terrorism Act of 2001
Goldman Sachs: Goldman Sachs and Company	USDA: U.S. Department of Agriculture
Guaranty: Guaranty Bankshares, Ltd.	VIE: Variable interest entities
Guaranty Bank: Guaranty Bank and Trust Company

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Nature of business:

QCR Holdings, Inc. is a bank holding company that has elected to operate as a financial holding company under the BHCA. The Company provides bank and bank-related services through its banking subsidiaries, QCBT, CRBT, CSB and GB. The Company also engages in direct financing lease and equipment financing contracts through m2, a wholly-owned subsidiary of QCBT.  The Company also engages in wealth management services through its banking subsidiaries. In September 2024, the Company announced the decision to discontinue offering new loans and leases through m2.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Cash and due from banks: In general, the subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. There was no specific reserve requirement in place as of either December 31, 2024 or 2023.

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

Loans receivable, held for investment: Loans that management has the intent and ability to hold for the foreseeable future, or until pay-off or maturity occurs, are classified as held for investment. These loans are reported at amortized cost, net of the ACL.  Amortized cost is the amount of unpaid principal adjusted for charge-offs, any discounts or premiums, and any deferred fees and/or costs on originated loans.  Accrued interest receivable totaled $30.9 million and $28.8 million at December 31, 2024 and 2023, respectively, and was reported in other assets on the consolidated balance sheets.  Interest is credited to earnings as earned based on the principal amount outstanding. Deferred direct loan origination fees and/or costs are amortized as an adjustment of the related loan’s yield. As assets held for and used in the production of services, the origination and collection of these loans are classified as investing activities in the statement of cash flows.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist.  The Company discloses the ACL (also known as the allowance) by portfolio segment, and credit quality information, nonaccrual status, and past due status by class of financing receivable. A portfolio segment is the level at which the Company develops and documents a systematic methodology to determine its ACL. A class of financing receivable is a further disaggregation of a portfolio segment based on risk characteristics and the Company’s method for monitoring and assessing credit risk. See the following information and Note 3 to the Consolidated Financial Statements.

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

For all classes of loans receivable, loans will generally be placed on nonaccrual status when the loan has become 90 days past due (unless the loan is well secured and in the process of collection); or if any of the following conditions exist:

●	It becomes evident that the borrower will not make payments, or will not or cannot meet the terms for renewal of a matured loan;
●	When full repayment of principal and interest is not expected;
●	When the loan is graded “doubtful;”
●	When the borrower files bankruptcy and an approved plan of reorganization or liquidation is not anticipated in the near future; or
●	When foreclosure action is initiated.

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

Loan modifications: In situations related to a borrower’s financial difficulties, the Company may grant a concession or set of concessions to the borrower for other than an insignificant period that would not otherwise be considered.  In such instances, the loan will be classified as a modification.  These concessions may include, but are not limited to interest rate reductions, extension of below market interest rates, principal forgiveness or other actions intended to minimize the economic loss and avoid foreclosure of the collateral.  In cases where borrowers are granted new terms that provide for a reduction in either interest or principal, the Company measures a credit loss on the restructuring.

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

For non-homogenous loans, the Company utilizes the following internal risk rating scale:

1.	Highest Quality (Pass) – Loans of the highest quality with no credit risk, including those fully secured by subsidiary bank certificates of deposit and U.S. government securities.
2.	Superior Quality (Pass) – Loans with very strong credit quality. Borrowers have exceptionally strong earnings, liquidity, capital, cash flow coverage, and management ability. Includes loans secured by high quality marketable securities, certificates of deposit from other institutions, and cash value of life insurance. Also includes loans supported by U.S. government, state, or municipal guarantees.
3.	Good Quality (Pass) – Loans with good credit quality. Established borrowers with good financial condition, including earnings, liquidity, capital and cash flow coverage. Financial performance is above industry average. Management is capable and is very experienced. Collateral coverage, if applicable, is good. Includes loans secured by personal assets and business assets including equipment, accounts receivable, inventory and real estate.
4.	Moderate Quality (Pass) – Loans with moderate credit quality. Established borrowers with good financial condition, including earnings, liquidity, capital and cash flow coverage. Financial performance should be above industry averages. Management is capable and has mor than adequate experience. Collateral coverage, if applicable is more than adequate. Includes loans secured by personal asset and business assets including equipment, accounts receivable, inventory, and real estate.
5.	Satisfactory Quality (Pass) – Loans with satisfactory credit quality. Established borrowers with satisfactory financial condition, including credit quality, earnings, liquidity, capital and cash flow coverage. Performance should be at or above industry averages. Management is capable with adequate experience. Collateral coverage, if applicable, is adequate. Includes loans secured by personal assets and business assets, including equipment, accounts receivable, inventory, and real estate.
6.	Fair Quality (Pass) – Loans with acceptable credit quality. The primary repayment source is adequate; however, management’s ability to maintain consistent profitability is unproven or uncertain. Borrowers exhibit acceptable leverage and liquidity. May include new businesses with inexperienced management, performance at industry averages, or borrowers operating in highly cyclical or declining industries.
7.	Low Quality (Pass) – Loans with low credit quality. The primary repayment source remains adequate; however, management’s ability to maintain consistent profitability remains unproven or uncertain. Borrowers exhibit moderate leverage and limited liquidity. May include new businesses with inexperienced management, performance below industry averages, or borrowers operating in highly cyclical or declining industries.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

8.	Early Warning (Pass) – Loans where the borrowers have generally performed as agreed, however unfavorable financial trends exist or are anticipated. Earnings may be erratic, with marginal cash flow or declining sales. Borrowers reflect leveraged financial condition and/or marginal liquidity. Management may be new and a track record of performance has yet to be developed. Financial information may be incomplete, and reliance on secondary repayment sources may be increasing.
9.	Special Mention – Loans where the borrowers exhibit credit weaknesses or unfavorable financial trends requiring close monitoring. Weaknesses and adverse trends are more pronounced than Early Warning loans, and if left uncorrected, may jeopardize repayment according to the contractual terms. Currently, no loss of principal or interest is expected. Borrowers in this category have deteriorated to the point that it would be difficult to refinance with another lender. Special Mention should be assigned to borrowers in turnaround situations. This rating is intended as a transitional rating, therefore, it is generally not assigned to a borrower for a period of more than one year.
10.	Substandard – Loans which are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if applicable. These loans have a well-defined weakness or weaknesses which jeopardize repayment according to the contractual terms. There is distinct loss potential if the weaknesses are not corrected. Includes loans with insufficient cash flow coverage which are collateral dependent, OREO, and repossessed assets.
11.	Doubtful – Loans which have all the weaknesses inherent in a Substandard loan, with the added characteristic that existing weaknesses make full principal collection, on the basis of current facts, conditions and values, highly doubtful. The possibility of loss is extremely high, but because of pending factors, recognition of a loss is deferred until a more exact status can be determined. All doubtful loans will be placed on non-accrual, with all payments, including principal and interest, applied to principal reduction.

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

Allowance for Credit Losses on Off-Balance Sheet Exposures

The Company estimates expected credit losses over the contractual term of the loan for the unfunded portion of the loan commitment that is not unconditionally cancellable by the Company.  Management uses an estimated average utilization rate to determine the exposure of default.  The allowance on OBS exposures is calculated using probability of default and loss given default using the same segmentation and qualitative factors used for loans and leases.  The allowance for OBS exposures is recorded in the Other Liabilities section of the consolidated balance sheet. See Note 3 to the Consolidated Financial Statements.

Allowance for Credit Losses on Held to Maturity Debt Securities

The Company measures expected credit losses on held to maturity debt securities on a collective basis based on security type.  The estimate of expected credit losses considers historical credit information from external sources.  The Company’s held to maturity debt securities consist primarily of investment grade obligations of states and political subdivisions.    See Note 2 to the Consolidated Financial Statements.

Allowance for Credit Losses on Available for Sale Debt Securities

Available for sale debt securities in unrealized loss positions are evaluated for credit related loss at least quarterly.  The decline in fair value of an available for sale debt security due to credit loss results in recording an ACL to the extent the fair value is less than the amortized cost basis.  Declines in fair value that have not been recorded through an ACL, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes.  Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally considered to not be related to credit when the fair value of the security is below the carrying value primarily due to the changes in risk-free interest rates, there has not been significant deterioration in the financial condition of the issues, and the Company does not intend to sell nor does it believe it will be required to sell the security before the recovery of its cost basis.     See Note 2 to the Consolidated Financial Statements.

Credit related financial instruments: In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Transfers of financial assets: Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company; (2) the transferee obtains the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a modest benefit to the transferor; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. In addition, for transfers of a portion of financial assets (for example, participations of loan receivables), the transfer must meet the definition of a “participating interest” in order to account for the transfer as a sale.

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

Loan securitizations: The Company securitizes and sells LIHTC loans through M- and Q-series Freddie Mac sponsored securitizations. The transfers of these loans are accounted for as a sale in accordance with ASC 860. The net gains/losses on sales are recognized in capital markets revenue on the consolidated statements of income. See further information in Note 4 to the Consolidated Financial Statements.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Core deposit intangible: The Company has recorded a core deposit intangible from historical acquisitions. The core deposit intangible was the portion of the acquisition purchase price which represented the value assigned to the existing deposit base at acquisition. See Note 5 to the Consolidated Financial Statements for additional information.

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

Additionally, the Company receives an upfront, non-refundable fee from the counterparty, dependent upon the pricing, which is recognized upon receipt from the counterparty. This upfront, non-refundable fee is recorded as noninterest income and classified as capital markets revenue.

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

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market (although this type of derivative is negligible); (2) interest rate caps to manage the interest rate risk of certain variable rate deposits and short-term fixed rate liabilities; (3) interest rate swaps on variable rate trust preferred securities, subordinated notes and both fixed and floating rate loans; (4) interest rate collars on floating rate loans; and (5) swaptions to hedge the Company’s regulatory capital ratios against the adverse effects of a significant decline in long-term interest rates.

Derivatives are valued by a third party monthly and corroborated by the transaction counterparty. The Company uses the hypothetical derivative method to assess and measure effectiveness in accordance with ASC 815, Derivatives and Hedging.

Preferred stock: The Company currently has 250,000 shares of preferred stock authorized, but none outstanding as of December 31, 2024 and 2023. Should the Company have preferred stock outstanding in the future, dividends declared on those shares would be deducted from net income to arrive at net income available to common stockholders. Net income available to common stockholders would then be used in the earnings per share computation.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

The Company recognizes stock-based compensation expense for the grant-date fair value of stock-based awards that are expected to vest over the requisite service period. Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2024	2023	2022
Dividend yield	0.42%	0.45%	0.43% to 0.45%
Expected volatility	24.96%	22.31%	22.65% to 23.52%
Risk-free interest rate	4.18%	4.22%	1.87% to 3.12%
Expected life of option grants	6.25 years	6.25 years	6.25 years
Weighted-average grant date fair value	$18.61	$16.36	$13.94 to 15.09

The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2024	2023	2022
Dividend yield	0.41%	0.48% to 0.58%	0.43% to 0.44%
Expected volatility	32.06% to 32.47%	15.86% to 29.69%	17.97% to 21.16%
Risk-free interest rate	3.94% to 5.16%	4.67% to 5.47%	0.14% to 2.24%
Expected life of purchase grants	3 to 6 months	3 to 6 months	3 to 6 months
Weighted-average grant date fair value	$11.85	$8.35	$7.88

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

As of December 31, 2024, there was $357 thousand of unrecognized compensation cost related to stock options granted, which is expected to be recognized over a weighted average period of 2.02 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 220,846 options that were in-the-money at December 31, 2024. The aggregate intrinsic value at December 31, 2024 was $9.0 million on options outstanding and $7.4 million on options exercisable. During the years ended December 31, 2024, 2023 and 2022, the aggregate intrinsic value of options exercised under the Company’s stock-based compensation was $887 thousand, $440 thousand, and $387 thousand, respectively, and determined as of the date of the option exercise.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

As of December 31, 2024, there was $2.7 million of unrecognized compensation cost related to nonvested restricted stock awards expected to be recognized over a period of 1.15 years.

Capital markets revenue: Capital markets revenue is derived from interest rate swap fees and gains on loan securitizations.  See the swap transactions and loan securitizations accounting policies discussions above in this Note 1 for further information. Capital markets revenue related to interest rate swaps totaled $70.1 million, $91.4 million and $41.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Capital markets revenue related to gains on loan securitizations totaled $955 thousand and $664 thousand for the years ended December 31, 2024 and 2023, respectively.  There was no capital markets revenue related to gains on loan securitization for the years ended December 31, 2022

Income taxes: The Company files its tax return on a consolidated basis with its subsidiaries. The entities follow the direct reimbursement method of accounting for income taxes under which income taxes or credits which result from the inclusion of the subsidiaries in the consolidated tax return are paid to or received from the parent company.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.”  Under the standard, the accounting guidance expands the disclosures for reportable segments made by public entities to disclose significant expenses for reportable segments in both interim and annual reporting periods to enable investors to develop more decision-useful financial analyses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  The standard was adopted effective December 31, 2024 and the newly required disclosures have been provided in Note 22 to the Consolidated Financial Statements.

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

In March 2024, the FASB issued ASU 2024-01, “Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” Under the standard, the accounting guidance improves GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance of “Topic 718, Compensation –

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (continued)

Stock Compensation” for profits interest and similar awards.  The illustrative examples will benefit investors and other allocators of capital by providing them with more consistent information.  The ASU is effective for public business entities for annual periods beginning after December 15, 2024, and interim periods within those annual periods.  The standard is not expected to have an impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses.” Under the standard, the accounting guidance improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions.  The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.  The standard is not expected to have a significant impact on the Company’s financial statements.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Investment Securities

The amortized cost and fair value of HTM and AFS investment securities as of December 31, 2024 and 2023 are summarized as follows:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2024:
Securities HTM:
Municipal securities	$806,992	$(254)	$23,292	$(63,164)	$766,866
Corporate securities	28,018	(8)	4,665	—	32,675
Other securities	1,050	(1)	—	(7)	1,042
	$836,060	$(263)	$27,957	$(63,171)	$800,583

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$23,113	$—	$7	$(2,529)	$20,591
Residential mortgage-backed and related securities	55,641	—	3	(5,602)	50,042
Municipal securities	204,664	—	—	(40,089)	164,575
Asset-backed securities	9,053	—	171	—	9,224
Corporate securities	38,866	—	4	(2,193)	36,677
	$331,337	$—	$185	$(50,413)	$281,109

* HTM securities shown on the balance sheet of $835.8 million represent amortized cost of $836.1 million, net of allowance for credit losses of $263 thousand as of December 31, 2024.

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2023:
Securities HTM:
Municipal securities	$682,657	$(202)	$33,385	$(36,639)	$679,201
Other securities	1,050	(1)	44	(15)	1,078
	$683,707	$(203)	$33,429	$(36,654)	$680,279

Securities AFS:
U.S. govt. sponsored agency securities	$17,399	$—	$12	$(2,438)	$14,973
Residential mortgage-backed and related securities	65,168	—	—	(5,972)	59,196
Municipal securities	206,566	—	11	(35,590)	170,987
Asset-backed securities	15,261	—	167	(5)	15,423
Corporate securities	44,239	(989)	—	(4,174)	39,076
	$348,633	$(989)	$190	$(48,179)	$299,655

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

Gross unrealized losses and fair value, aggregated by HTM and AFS investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2024 and 2023, are summarized in the tables below.  Securities AFS, for which an allowance for credit losses has been provided, are not included in these disclosures as there are no unrealized losses remaining after consideration of the ACL.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2024:
Securities HTM:
Municipal securities	$162,914	$(14,382)	$253,818	$(48,782)	$416,732	$(63,164)
Other securities	500	—	543	(7)	1,043	(7)
	$163,414	$(14,382)	$254,361	$(48,789)	$417,775	$(63,171)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$6,522	$(2)	$13,369	$(2,527)	$19,891	$(2,529)
Residential mortgage-backed and related securities	1,337	(24)	48,520	(5,578)	49,857	(5,602)
Municipal securities	798	(6)	163,777	(40,083)	164,575	(40,089)
Corporate securities	—	—	35,712	(2,193)	35,712	(2,193)
	$8,657	$(32)	$261,378	$(50,381)	$270,035	$(50,413)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2023:
Securities HTM:
Municipal securities	$1,320	$(11)	$289,891	$(36,628)	$291,211	$(36,639)
Other securities	535	(15)	—	—	535	(15)
	$1,855	$(26)	$289,891	$(36,628)	$291,746	$(36,654)

Securities AFS:
U.S. govt. sponsored agency securities	$—	$—	$14,018	$(2,438)	$14,018	$(2,438)
Residential mortgage-backed and related securities	—	—	59,118	(5,972)	59,118	(5,972)
Municipal securities	283	(2)	169,876	(35,588)	170,159	(35,590)
Asset-backed securities	—	—	3,804	(5)	3,804	(5)
Corporate securities	3,805	(393)	35,271	(3,781)	39,076	(4,174)
	$4,088	$(395)	$282,087	$(47,784)	$286,175	$(48,179)

At December 31, 2024, the investment portfolio included 671 securities. Of this number, 548 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 9.73% of the total aggregate amortized cost. Of these 548 securities, 447 securities had an unrealized loss for 12 months or more. Management has concluded unrealized losses are temporary due to changing interest rates.

In the first quarter of 2023, the Company’s impairment evaluation determined that one publicly traded debt security experienced a decline in fair value due to credit quality, rather than market factors.  As a result, the Company recognized a credit loss expense of $989 thousand and established an ACL on the related AFS security.  In 2024, the remaining ACL on this AFS security was removed, as the security had been sold.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Investment Securities (continued)

The following table presents the activity in the allowance for credit losses for HTM and AFS securities by major security type for the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024					Year Ended December 31, 2023
	Securities HTM				Securities AFS	Securities HTM			Securities AFS
	Municipal	Corporate	Other		Corporate	Municipal	Other		Corporate
	securities	securities	securities	Total	securities	securities	securities	Total	securities

	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$202	$—	$1	$203	$989	$180	$—	$180	$—
Reduction due to sales	—	—	—	—	(544)	—	—	—	—
Provision for credit losses	52	8	—	60	(445)	22	1	23	989
Balance, ending	$254	$8	$1	$263	$—	$202	$1	$203	$989

Trading securities had a fair value of $83.5 million and $22.4 million as of December 31, 2024 and 2023, respectively and consist of retained beneficial interests acquired in conjunction with Freddie Mac securitizations completed by the Company in 2024 and 2023. The change in fair value on trading securities for the year ended December 31, 2024 was a net gain of $1.6 million. There was no change in fair value on trading securities for the year ended December 31, 2023. See also Note 4 to the Consolidated Financial Statements for the details of these securitizations.

There were no transfers of securities between classifications during the years ended December 31, 2024, 2023 or 2022.

All sales of securities for the years ended December 31, 2024, 2023 and 2022, respectively, were from securities identified as AFS. Information on proceeds received, as well as the gains and losses from the sale of those securities are as follows:

	2024	2023	2022

	(dollars in thousands)

Proceeds from sales of securities	$445	$30,568	$111,375
Gross gains from sales of securities	—	56	—
Gross losses from sales of securities	—	(507)	—

Subsequent to the closing of the GFED acquisition in 2022, the Company sold $111.4 million of the acquired securities portfolio to improve the efficiency of the combined balance sheets. These were the only securities sales for the year ended December 31, 2022.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Investment Securities (continued)

The amortized cost and fair value of HTM and AFS securities as of December 31, 2024, by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table.

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$1,662	$1,658
Due after one year through five years	35,992	36,621
Due after five years	798,406	762,304
	$836,060	$800,583
Securities AFS:
Due in one year or less	$6,804	$6,802
Due after one year through five years	19,170	18,253
Due after five years	240,669	196,788
	266,643	221,843
Residential mortgage-backed and related securities	55,641	50,042
Asset-backed securities	9,053	9,224
	$331,337	$281,109

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows as of December 31, 2024:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	285,136	276,359
Corporate securities	28,018	32,675
	$313,154	$309,034

Securities AFS:
Municipal securities	204,238	164,163
Corporate securities	37,904	35,712
	$242,142	$199,875

As of December 31, 2024 and 2023, HTM and AFS investment securities with a carrying value of $188.2 million and $117.8 million, respectively, were pledged on public deposits, derivative liabilities, short-term borrowings in connection with the Federal Reserve’s Bank Term Funding program and in connection with a Goldman Sachs cash management program. Additionally, trading securities with a carrying value of $74.0 million and $16.2 million as of December 31, 2024 and 2023, respectively, were pledged to provide first loss support to Freddie Mac in conjunction with loan securitizations.

As of December 31, 2024, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 79 issuers with fair values totaling $103.5 million and revenue bonds issued by 165 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $828.0 million. The Company held investments in general obligation bonds in 18 states, including nine states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 31 states, including 13 states in which the aggregate fair value of such bonds exceeded $5.0 million.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Investment Securities (continued)

As of December 31, 2023, the Company’s municipal securities portfolios were comprised of general obligation bonds issued by 82 issuers with fair values totaling $99.4 million and revenue bonds issued by 169 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $750.8 million. The Company held investments in general obligation bonds in 18 states, including eight states in which the aggregate fair value exceeded $5.0 million. The Company held investments in revenue bonds in 31 states, including 15 states in which the aggregate fair value of such bonds exceeded $5.0 million.

Both general obligation and revenue bonds are diversified across many issuers.  As of December 31, 2024, the Company held revenue bonds of three issuers, two located in Ohio and one located in Wisconsin, the aggregate book or market value of which exceeded 5% of the Company’s stockholders’ equity.  As of December 31, 2023, the Company held revenue bonds of two issuers, both located in Ohio, the aggregate book or market value of which exceeded 5% of the Company’s stockholders’ equity.  The issuers’ financial condition is strong and the source of repayment is diversified.  The Company monitors the investment and concentration closely. Of the general obligation and revenue bonds in the Company’s portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to loan underwriting standards and have an average risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services, such as water, sewer, education and medical facilities.

The Company’s municipal securities are owned by each of the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of December 31, 2024, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter’s total risk-based capital.

As of December 31, 2024, the Company’s standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credits ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable

The composition of the loan/lease portfolio as of December 31, 2024 and 2023 is presented as follows:

	December 31, 2024	December 31, 2023

	(dollars in thousands)
C&I:
C&I - revolving	$387,991	$325,243
C&I - other *	1,514,932	1,481,778
	1,902,923	1,807,021

CRE - owner occupied	605,993	607,365
CRE - non-owner occupied	1,077,852	1,008,892
Construction and land development	1,313,543	1,420,525
Multi-family	1,132,110	996,143
Direct financing leases**	17,076	31,164
1-4 family real estate***	588,179	544,971
Consumer	146,728	127,335
	6,784,404	6,543,416
Allowance for credit losses	(89,841)	(87,200)
	$6,694,563	$6,456,216
** Direct financing leases:
Net minimum lease payments to be received	$18,506	$34,966
Estimated unguaranteed residual values of leased assets	165	165
Unearned lease/residual income	(1,595)	(3,967)
	17,076	31,164
Plus deferred lease origination costs, net of fees	18	75
	17,094	31,239
Less allowance for credit losses	(580)	(992)
	$16,514	$30,247

*    Includes equipment financing agreements outstanding at m2, totaling $303.2 million and $319.5 million as of  December 31, 2024 and 2023, respectively.

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

As of December 31, 2024 and December 31, 2023, the Company had two leases remaining with residual values totaling $165 thousand that were not protected with a lease end options rider. Management has performed specific evaluations of these unguaranteed residual values and determined that the valuations are appropriate as of such dates. There were no losses related to unguaranteed residual values during the years ended December 31, 2024, 2023, or 2022.

*** Includes residential real estate loans held for sale totaling $2.1 million and $2.6 million as of December 31, 2024 and 2023, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $30.9 million and $28.8 million at December 31, 2024 and December 31, 2023, respectively, and was included in other assets on the consolidated balance sheets.

Changes in accretable discounts on acquired loans for the years ended December 31, 2024, 2023 and 2022, respectively, are presented as follows:

	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
	Performing	Performing	Performing
	Loans	Loans	Loans

	(dollars in thousands)

Balance at the beginning of the period	$(3,891)	$(6,088)	$(1,533)
Discount added at acquisition	—	—	(13,381)
Accretion recognized	1,581	2,197	8,826
Balance at the end of the period	$(2,310)	$(3,891)	$(6,088)

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2024 and 2023 is presented as follows:

	2024
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$387,767	$30	$—	$—	$194	$387,991
C&I - other	1,474,729	13,159	2,931	2	24,111	1,514,932
CRE - owner occupied	604,550	173	454	—	816	605,993
CRE - non-owner occupied	1,074,541	85	—	—	3,226	1,077,852
Construction and land development	1,300,893	8	—	4,188	8,454	1,313,543
Multi-family	1,132,110	—	—	—	—	1,132,110
Direct financing leases	16,622	60	135	—	259	17,076
1-4 family real estate	579,943	4,910	539	80	2,707	588,179
Consumer	146,172	235	8	—	313	146,728
	$6,717,327	$18,660	$4,067	$4,270	$40,080	$6,784,404

As a percentage of total loan/lease portfolio	99.01%	0.28%	0.06%	0.06%	0.59%	100.00%

	2023
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)

C&I
C&I - revolving	$325,243	$—	$—	$—	$—	$325,243
C&I - other	1,459,818	4,848	5,603	1	11,508	1,481,778
CRE - owner occupied	604,602	—	83	—	2,680	607,365
CRE - non-owner occupied	1,003,267	631	—	—	4,994	1,008,892
Construction and land development	1,418,016	—	—	—	2,509	1,420,525
Multi-family	987,971	—	—	—	8,172	996,143
Direct financing leases	30,501	186	188	—	289	31,164
1-4 family real estate	538,229	3,883	534	85	2,240	544,971
Consumer	126,868	103	3	—	361	127,335
	$6,494,515	$9,651	$6,411	$86	$32,753	$6,543,416

As a percentage of total loan/lease portfolio	99.25%	0.15%	0.10%	0.00%	0.50%	100.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

NPLs by classes of loans/leases as of December 31, 2024 and 2023 is presented as follows:

	2024
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$193	$1	$194	-%
C&I - other	2	20,849	3,262	24,113	54
CRE - owner occupied	—	816	—	816	2
CRE - non-owner occupied	—	2,686	540	3,226	7
Construction and land development	4,188	—	8,454	12,642	29
Multi-family	—	—	—	—	-
Direct financing leases	—	259	—	259	1
1-4 family real estate	80	2,366	341	2,787	6
Consumer	—	313	—	313	1
	$4,270	$27,482	$12,598	$44,350	100%

	2023
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)

C&I:
C&I - revolving	$—	$—	$—	$—	-%
C&I - other	1	8,865	2,643	11,509	35
CRE - owner occupied	—	530	2,150	2,680	8
CRE - non-owner occupied	—	1,213	3,781	4,994	15
Construction and land development	—	2,509	—	2,509	8
Multi-family	—	—	8,172	8,172	25
Direct financing leases	—	206	83	289	1
1-4 family real estate	85	1,866	374	2,325	7
Consumer	—	361	—	361	1
	$86	$15,550	$17,203	$32,839	100%

The Company did not recognize any interest income on nonaccrual loans during the years ended December 31, 2024 and 2023.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

Changes in the ACL loans/leases by portfolio segment for the years ended December 31, 2024, 2023 and 2022 are presented as follows:

	Year Ended December 31, 2024
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$4,224	$27,460	$8,223	$11,581	$16,856	$12,463	$4,917	$1,476	$87,200
Change in ACL for the transfer of loans to LHFS	—	—	—	—	—	(4,598)	—	—	(4,598)
Provision	(368)	16,769	(1,066)	(444)	(673)	4,308	17	196	18,739
Charge-offs	—	(12,652)	(10)	—	(1,085)	—	(24)	(198)	(13,969)
Recoveries	—	2,425	—	—	1	—	24	19	2,469
Balance, ending	$3,856	$34,002	$7,147	$11,137	$15,099	$12,173	$4,934	$1,493	$89,841

*Included within the C&I-other column are ACL on leases with a beginning balance of $992 thousand, negative provision of $172 thousand, charge-offs of $353 thousand and recoveries of $113 thousand. ACL on leases was $580 thousand as of December 31, 2024.

	Year Ended December 31, 2023
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$4,457	$27,753	$9,965	$11,749	$14,262	$13,186	$4,963	$1,371	$87,706
Change in ACL for the transfer of loans to LHFS	—	(5)	—	—	(147)	(3,393)	—	—	(3,545)
Provision	(233)	7,849	(1,523)	(199)	2,789	2,670	(51)	248	11,550
Charge-offs	—	(8,952)	(222)	—	(50)	—	—	(168)	(9,392)
Recoveries	—	815	3	31	2	—	5	25	881
Balance, ending	$4,224	$27,460	$8,223	$11,581	$16,856	$12,463	$4,917	$1,476	$87,200

*Included within the C&I - Other column are ACL on leases with a beginning balance of $970 thousand, provision of $185 thousand, charge-offs of $252 thousand and recoveries of $89 thousand. ACL on leases was $992 thousand as of December 31, 2023.

	Year Ended December 31, 2022
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other**	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,907	$25,982	$8,501	$8,549	$16,972	$9,339	$4,541	$930	$78,721
Initial ACL recorded for PCD loans	600	7	2,481	1,076	1,100	481	137	20	5,902
Provision	(50)	7,364	(1,023)	2,220	(2,981)	3,323	306	477	9,636
Charge-offs	—	(6,417)	—	(193)	(829)	—	(21)	(65)	(7,525)
Recoveries	—	817	6	97	—	43	—	9	972
Balance, ending	$4,457	$27,753	$9,965	$11,749	$14,262	$13,186	$4,963	$1,371	$87,706

*Included within the C&I - Other column are ACL on leases with a beginning balance of $1.5 million, provision of $269 thousand, charge-offs of $1.1 million and recoveries of $273 thousand. ACL on leases was $970 thousand as of December 31, 2022.

** Provision of the year ended December 31, 2022 included $11.0 million related to the Guaranty Bank acquisition.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

The composition of the ACL loans/leases by portfolio segment based on evaluation method are as follows:

	As of December 31, 2024
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$3,404	$384,587	$387,991	$97	$3,759	$3,856
C&I - other*	38,140	1,493,868	1,532,008	9,437	24,565	34,002
	41,544	1,878,455	1,919,999	9,534	28,324	37,858
CRE - owner occupied	26,822	579,171	605,993	2,136	5,011	7,147
CRE - non-owner occupied	18,163	1,059,689	1,077,852	542	10,595	11,137
Construction and land development	13,346	1,300,197	1,313,543	1,343	13,756	15,099
Multi-family	23	1,132,087	1,132,110	2	12,171	12,173
1-4 family real estate	3,463	584,716	588,179	321	4,613	4,934
Consumer	443	146,285	146,728	45	1,448	1,493
	$103,804	$6,680,600	$6,784,404	$13,923	$75,918	$89,841

*Included within the C&I – other category are leases individually evaluated of $259 thousand with a related allowance for credit losses of $93 thousand and leases collectively evaluated of $16.8 million with a related allowance for credit losses of $487 thousand.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses:

	As of December 31, 2024
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$3,404	$—	$—	$—	$—	$—	$—	$3,404
C&I - other*	3,868	—	506	—	4,760	14,197	14,809	38,140
	7,272	—	506	—	4,760	14,197	14,809	41,544
CRE - owner occupied	—	26,760	—	62	—	—	—	26,822
CRE - non-owner occupied	—	—	18,163	—	—	—	—	18,163
Construction and land development	—	—	13,346	—	—	—	—	13,346
Multi-family	—	—	23	—	—	—	—	23
1-4 family real estate	—	—	176	3,287	—	—	—	3,463
Consumer	—	—	34	394	—	—	15	443
	$7,272	$26,760	$32,248	$3,743	$4,760	$14,197	$14,824	$103,804

*Included within the C&I – other category are leases individually evaluated of $259 thousand with primary collateral of equipment.

	As of December 31, 2023
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$4,680	$—	$—	$—	$—	$—	$—	$4,680
C&I - other*	871	—	—	—	5,191	13,249	822	20,133
	5,551	—	—	—	5,191	13,249	822	24,813
CRE - owner occupied	—	22,644	—	65	—	—	—	22,709
CRE - non-owner occupied	—	—	21,886	—	—	—	—	21,886
Construction and land development	—	150	2,576	—	—	—	—	2,726
Multi-family	—	—	8,206	—	—	—	—	8,206
1-4 family real estate	—	—	189	2,939	—	—	—	3,128
Consumer	—	—	119	365	—	—	24	508
	$5,551	$22,794	$32,976	$3,369	$5,191	$13,249	$846	$83,976

*Included within the C&I – other category are leases individually evaluated of $289 thousand with primary collateral of equipment.

For all loans, except direct financial leases and equipment financing agreements, the Company’s credit quality indicator consists of internally assigned risk ratings.  Each such loan is assigned a risk rating upon origination.  The risk rating is reviewed every 15 months, at a minimum, and on an as-needed basis depending on the specific circumstances of the loan.

For certain C&I loans (including equipment financing agreements and direct financing leases), the Company’s credit quality indicator is performance determined by delinquency status.  Delinquency status is updated daily by the Company’s loan system.  For years prior to 2024, certain C&I loans (including equipment financing agreements and direct financing leases), certain construction and land development, certain 1-4 family real estate loans, and certain consumer loans, the Company’s credit quality indicator was performance determined by delinquency status.  Delinquency status is updated daily by the Company’s loan system.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of December 31, 2024:

	2024
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass	$—	$—	$—	$—	$—	$—	$368,318	$368,318
Special Mention	—	—	—	—	—	—	16,369	16,369
Substandard	—	—	—	—	—	—	3,304	3,304
Doubtful	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$387,991	$387,991

C&I - other
Pass	$324,649	$348,843	$204,275	$82,601	$49,130	$155,191	$—	$1,164,689
Special Mention	6,517	5,534	2,855	4,799	2,548	725	—	22,978
Substandard	17,003	538	507	1,272	—	4,780	—	24,100
Doubtful	—	—	—	—	—	—	—	—
Total C&I - other	$348,169	$354,915	$207,637	$88,672	$51,678	$160,696	$—	$1,211,767

CRE - owner occupied
Pass	$65,054	$104,442	$117,215	$102,506	$95,349	$69,382	$13,327	$567,275
Special Mention	5,589	234	739	6,964	822	1,829	—	16,177
Substandard	3,669	—	980	309	16,582	1,001	—	22,541
Doubtful	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$74,312	$104,676	$118,934	$109,779	$112,753	$72,212	$13,327	$605,993

CRE - non-owner occupied
Pass	$194,510	$204,599	$272,296	$164,948	$96,216	$95,117	$20,548	$1,048,234
Special Mention	4,406	—	55	—	—	6,844	150	11,455
Substandard	80	3,652	550	—	1,916	11,965	—	18,163
Doubtful	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$198,996	$208,251	$272,901	$164,948	$98,132	$113,926	$20,698	$1,077,852

Construction and land development
Pass	$435,373	$524,375	$235,987	$66,409	$3,313	$—	$31,176	$1,296,633
Special Mention	3,863	—	—	75	—	—	—	3,938
Substandard	4,394	124	1,082	7,372	—	—	—	12,972
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$443,630	$524,499	$237,069	$73,856	$3,313	$—	$31,176	$1,313,543

Multi-family
Pass	$137,806	$138,011	$279,256	$185,872	$217,697	$165,867	$7,578	$1,132,087
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	23	—	—	—	23
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family	$137,806	$138,011	$279,256	$185,895	$217,697	$165,867	$7,578	$1,132,110

1-4 family real estate
Pass	$121,918	$115,491	$89,073	$108,998	$77,540	$64,015	$5,106	$582,141
Special Mention	380	146	—	547	—	1,582	—	2,655
Substandard	91	327	981	634	378	944	28	3,383
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$122,389	$115,964	$90,054	$110,179	$77,918	$66,541	$5,134	$588,179

Consumer
Pass	$11,513	$13,375	$6,082	$1,254	$2,435	$1,519	$110,042	$146,220
Special Mention	—	—	—	—	—	—	64	64
Substandard	34	208	39	—	—	97	66	444
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$11,547	$13,583	$6,121	$1,254	$2,435	$1,616	$110,172	$146,728

Total	$1,336,849	$1,459,899	$1,211,972	$734,583	$563,926	$580,858	$576,076	$6,464,163

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

	2024
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$109,373	$99,204	$57,819	$18,853	$4,107	$278	$—	$289,634
Nonperforming	1,028	4,689	5,537	2,076	201	—	—	13,531
Total C&I - other	$110,401	$103,893	$63,356	$20,929	$4,308	$278	$—	$303,165

Direct financing leases
Performing	$1,742	$6,099	$6,583	$1,413	$569	$411	$—	$16,817
Nonperforming	—	103	70	39	46	1	—	259
Total Direct financing leases	$1,742	$6,202	$6,653	$1,452	$615	$412	$—	$17,076

Total	$112,143	$110,095	$70,009	$22,381	$4,923	$690	$—	$320,241

*Performing = loans/leases accruing and less than 90 days past due.  Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

The following table shows the gross charge-offs of loans and leases by class of receivable and year of origination for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024							Year Ended December 31, 2023
	Gross Charge-off by Origination Year							Gross Charge-off by Origination Year
Classes of Loans/Leases	2024	2023	2022	2021	2020	Prior	Total	2023	2022	2021	2020	2019	Prior	Total

	(dollars in thousands)							(dollars in thousands)
C&I:
C&I - revolving	$—	—	—	—	—	—	$—	$—	$—	$—	$—	$—	$—	$—
C&I - other	245	2,701	5,537	3,227	312	277	12,299	142	5,465	1,753	1,083	255	2	8,700
CRE - owner occupied	—	—	—	—	—	10	10	—	—	222	—	—	—	222
CRE - non-owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	285	800	—	—	1,085	—	50	—	—	—	—	50
Multi-family	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Direct financing leases	—	—	199	24	104	26	353	—	78	103	41	29	1	252
1-4 family real estate	—	21	—	—	—	3	24	—	—	—	—	—	—	—
Consumer	10	78	49	45	15	1	198	28	108	24	1	5	2	168
	$255	$2,800	$6,070	$4,096	$431	$317	$13,969	$170	$5,701	$2,102	$1,125	$289	$5	$9,392

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

All loan and lease modifications to borrowers experiencing financial difficulty during 2024 and 2023, as well as TDR balances and activity during 2022, were immaterial.

Changes in the ACL for OBS exposures for the years ended December 31, 2024 and 2023 is presented as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

	(dollars in thousands)

Balance, beginning	$9,529	$5,552	$6,886
Provisions (credited) to expense	(1,256)	3,977	(1,334)
Balance, ending	$8,273	$9,529	$5,552

Loans are made in the normal course of business to directors, executive officers, and their related interests. All such loans, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lenders and did not involve more than the normal risk of collectability or present other unfavorable

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans/Leases Receivable (continued)

features. An analysis of the changes in the aggregate committed amount of loans to insiders greater than or equal to $60,000 during the years ended December 31, 2024, 2023 and 2022, is as follows:

	2024	2023	2022

	(dollars in thousands)

Balance, beginning	$125,963	$113,200	$100,898
Net increase (decrease) due to change in related parties	(8,665)	2,200	3,496
Advances	14,612	23,977	51,683
Repayments	(16,349)	(13,414)	(42,877)
Balance, ending	$115,561	$125,963	$113,200

The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio includes a concentration of loans in certain industries as of December 31, 2024 and 2023 as follows:

	2024		2023
		Percentage of		Percentage of
		Total		Total
Industry Name	Balance	Loans/Leases	Balance	Loans/Leases

	(dollars in thousands)

Lessors of Residential Buildings*	$2,648,346	39%	$2,328,875	36%
Lessors of Non-Residential Buildings	715,668	11%	673,719	10%

* Includes loans on LIHTC projects

Note 4. Securitizations and Variable Interest Entities

Freddie Mac Series M Securitizations

On August 15, 2024, the Company entered into an arrangement with Freddie Mac to securitize and sell a $230.7 million portfolio of nontaxable LIHTC loans that was securitized through Freddie Mac and sold to investors. The Company retained beneficial interests with a fair value of $36.7 million, which are classified as trading securities on the consolidated balance sheets. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $473 thousand net loss on sale was recognized, which included the impact of the fair value of retained beneficial interests and transaction costs.

Two classes of M-Series certificates were issued: M-Series Class A Certificates totaling $197.5 million of principal and M-Series Class B Certificates totaling $34.9 million of principal.  Freddie Mac guarantees timely payment of interest and scheduled principal on M-Series Class A Certificates, which were sold to third-party investors through a Freddie Mac Securitization SPE. M-Series Class B Certificates are subordinated to M-Series Class A Certificates and were issued to the Company, as discussed above, which in turn pledged these M-Series Class B Certificates to provide 15% first loss support to Freddie Mac on the M-Series Class A Certificates, or approximately $34.9 million of first loss support. In addition, the Company pledged $10.1 million of related taxable loans. The Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any indemnification for material breach in the Company’s representations.

As part of the securitization transaction, the Company released all mortgage servicing obligations and rights to a third party, which include obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance, and otherwise administer the underlying loans.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Securitizations and Variable Interest Entities (continued)

On October 12, 2023, the Company entered into an arrangement with Freddie Mac, by which a $128.6 million portfolio of nontaxable LIHTC loans was securitized through Freddie Mac and sold to investors. The Company retained beneficial interests with a fair value of $16.2 million, which are classified as trading securities on the consolidated balance sheets. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $2.4 million net loss on sale was recognized, which included the impact of the fair value of retained beneficial interests and transaction costs.

Two classes of M-Series certificates were issued: M-Series Class A Certificates totaling $114.2 million of principal and M-Series Class B Certificates totaling $15.6 million of principal. Freddie Mac guarantees timely payment of interest and scheduled principal on M-Series Class A Certificates, which were sold to third-party investors through a Freddie Mac Securitization SPE. M-Series Class B Certificates are subordinated to M-Series Class A Certificates and were issued to the Company, as discussed above, which in turn pledged these M-Series Class B Certificates to provide 12% first loss support to Freddie Mac on the M-Series Class A Certificates, or approximately $15.6 million of first loss support. In addition, the Company pledged $7.5 million of related taxable loans providing an additional $3.8 million of first loss support on the M-Series Class A Certificates. The Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any indemnification for material breach in the Company’s representations.

As part of the securitization transaction, the Company released all mortgage servicing obligations and rights to a third party, which include obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance, and otherwise administer the underlying loans.

On November 26, 2024, the Company entered into an arrangement with a third-party trust and Freddie Mac, by which a $155.8 million portfolio of taxable LIHTC loans were sold to the trust and ultimately securitized through Freddie Mac and sold to investors. The Company retained beneficial interests with a fair value of $23.6 million, which are classified as trading securities on the consolidated balance sheets. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $1.4 million net gain on sale was recognized, which included the impact of the fair value of retained beneficial interests and transaction costs.

Three classes of Q-Series certificates were issued: Q-Series Class A Certificates, Q-Series Class X Certificates and Q-Series Class B Certificates.  Q-Series Class A Certificates, totaling $138.5 million of principal, were sold by Freddie Mac to third-party investors through a Freddie Mac Securitization SPE. Q-Series Class X Certificates totaling $3.2 million of principal, consisted of interest-only certificates for the interest in excess of that earned by the Q-Series Class A Certificates. Q-Series Class B Certificates totaling $18.9 million of principal, are subordinated to Q-Series Class A Certificates and were issued to the Company, as discussed above.  The consideration received by the Company for the loans sold consisted of cash and the Company purchased the Q-Series Class X Certificates and Q-Series Class B Certificates as retained beneficial interests.  Freddie Mac guarantees timely payment of interest and scheduled principal on both the Q-Series Class A Certificates and Q-Series and Class X Certificates. The Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in the Company’s representations.

The Q-Series Class B Certificates provide a first loss position in the underlying loan portfolio, not to exceed 12% of the unpaid principal amount of the loans comprising the securitization pool at settlement, or approximately $18.9 million.

As part of the securitization transaction, the Company released all mortgage servicing obligations and rights to a third party, which include obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance and otherwise administer the underlying loans.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Securitizations and Variable Interest Entities (continued)

On November 16, 2023, the Company entered into an arrangement with a third-party trust and Freddie Mac, by which a $133.3 million portfolio of taxable LIHTC loans were sold to the trust and ultimately securitized through Freddie Mac and sold to investors. The Company retained beneficial interests with a fair value of $6.2 million, which are classified as trading securities on the consolidated balance sheets. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $3.1 million net gain on sale was recognized, which included the impact of the fair value of retained beneficial interests, guarantee liabilities and transaction costs.

Two classes of Q-Series certificates were issued: Q-Series Class A Certificates and Q-Series Class X Certificates.  Q-Series Class A Certificates, totaling $134.6 million of principal, were sold by Freddie Mac to third-party investors. Q-Series Class X Certificates totaling $6.1 million of principal, consisted of interest-only certificates for the interest in excess of that earned by the Q-Series Class A Certificates. The consideration received by the Company for the loans sold consisted of cash and the Company purchased the Q-Series Class X Certificates as a retained beneficial interest.  Freddie Mac guarantees timely payment of interest and scheduled principal on both the Q-Series Class A Certificates and Q-Series Class X Certificates. The Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in the Company’s representations.

In connection with the securitization, the Company also entered into a reimbursement agreement for a first loss position in the underlying loan portfolio, not to exceed 12% of the unpaid principal amount of the loans comprising the securitization pool at settlement, or approximately $16.2 million. The Company is also required to hold collateral against the reimbursement agreement. Accordingly, the Company pledged an FHLB letter of credit as collateral.

As part of the securitization transaction, the Company released all mortgage servicing obligations and rights to a third party, which include obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance and otherwise administer the underlying loans.

Variable Interest Entities

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

In order to execute certain series securitization transactions outlined above, CRBT created new bankruptcy-remote special purpose entities (each, a “Sponsor SPE”), all wholly-owned subsidiaries of CRBT through which the assets were sold to the Freddie Mac Securitization SPEs. The Company has variable interests in these Sponsor SPE VIEs and consolidates them as they have the power to direct the activities that most significantly impact them.

The Company also has variable interests in the Freddie Mac Securitization SPEs described above, as well as Freddie Mac real estate mortgage investment conduit (REMIC) trusts that were established in connection with the Freddie Mac Q-series LIHTC loan sales and securitizations.

All Freddie Mac VIE entities for both the M- and Q-series securitizations were assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Securitizations and Variable Interest Entities (continued)

be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of involvement with the entity are evaluated.

At both December 31, 2024 and 2023, the Company determined it was not the primary beneficiary of the Freddie Mac securitization SPE VIEs, including the REMIC trusts, primarily because the Company did not have the power to direct the activities that most significantly impact the VIEs.

Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

As of December 31, 2024 and 2023, the Company’s total assets related to the consolidated Sponsor VIEs related to all securitizations to date, were $83.5 million and $22.4 million, respectively, which are included in trading securities on the consolidated balance sheets, and there were no liabilities recorded as of either date. The Company’s maximum exposure to loss associated with these consolidated VIEs consists of the capital invested plus any unfunded equity commitments that are binding. As of December 31, 2024, the maximum exposure to loss was $85.6 million.

Note 5. Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2024 and 2023:

	2024	2023

	(dollars in thousands)

Land	$27,096	$17,807
Buildings (useful lives 15 to 39 years)	116,895	110,271
Construction in process - buildings	28,535	7,773
Furniture and equipment (useful lives 3 to 15 years)	58,094	52,350
Premises and equipment	230,620	188,201
Less accumulated depreciation	71,467	64,924
Premises and equipment, net	$159,153	$123,277

Construction in process – buildings consists of renovation costs on existing branch facilities as well as construction costs on new branch facilities.

The Company entered into a construction contract in 2024 for the construction of a new CSB facility in Ankeny, Iowa.  The Company will pay the contractor a contract price of approximately $41.3 million, subject to certain agreed upon additions and deductions.  As of December 31, 2024, the Company had paid $8.7 million of the contract price, resulting in a remaining future commitment of $32.6 million.  Construction is anticipated to be completed in 2026.

The Company entered into a construction contract in 2023 for the construction of a new CRBT facility in Cedar Rapids, Iowa.  The Company will pay the contractor a contract price of approximately $17.0 million, subject to additions and deductions as provided in the contract documents.  As of December 31, 2024, the Company had paid $15.8 million of the contract price, resulting in a remaining future commitment of $1.2 million.  Construction is anticipated to be completed in March 2025.

As a lessee, the Company has entered into operating leases for certain branch locations.  Total lease expenses were $406 thousand and $469 thousand for the year ended December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023, the Company’s ROU assets (included in other assets on the consolidated balance sheets) and operating lease liabilities (included in other liabilities on the consolidated balance sheets) were both $3.3

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Premises and Equipment (continued)

million and $3.5 million, respectively. During the year ended December 31, 2023, the Company increased its ROU assets by $1.1 million with a new operating lease for m2’s office relocation.

At December 31, 2024, the contractual maturities of operating lease liabilities were as follows:

Amount
Year ending December 31:	(dollars in thousands)
2025	$461
2026	434
2027	427
2028	429
2029	305
Thereafter	2,185
$4,241

As a lessor, the Company leases certain types of commercial vehicles and industrial equipment to its customers.  The Company recognized lease-related revenue, primarily interest income from direct financing leases, of $1.4 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively.  At December 31, 2024 and 2023, the Company’s net investment in direct financing leases was $16.5 million and $30.2 million, respectively.

As of December 31, 2024, the contractual maturities of sales-type and direct financing lease receivables were as follows:

Amount
Year ending December 31:	(dollars in thousands)
2025	$2,087
2026	3,184
2027	4,828
2028	7,247
2029	1,160
Thereafter	—
Total lease payments receivable	$18,506
Unguaranteed residual values	165
Unearned lease/residual income	(1,595)
$17,076
Plus deferred origination costs, net of fees	18
$17,094
Less allowance	(580)
Total lease payments receivable	$16,514

The

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Goodwill and Intangibles

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022

	(dollars in thousands)

Balance at the beginning of period	$139,027	$137,607	$74,066
Acquisition of GFED	—	—	63,541
Acquisition of GFED - measurement period adjustment	—	1,420	—
Goodwill impairment - m2 restructuring	(432)	—	—
Balance at the end of period	$138,595	$139,027	$137,607

Goodwill impairment expense totaled $432 thousand during the year ended December 31, 2024. The decision to discontinue offering new loans and leases through m2 was a triggering event that necessitated an interim impairment evaluation of goodwill.

The measurement period adjustment of $1.4 million during the year ended December 31, 2023 related to the changes to acquired deferred income taxes of GFED.

The following table presents goodwill by reportable segment:

	December 31, 2024	December 31, 2023	December 31, 2022

	(dollars in thousands)
Commercial banking:
QCBT	$2,791	$3,223	$3,223
CRBT	14,980	14,980	14,980
CSB	9,888	9,888	9,888
GB	110,936	110,936	109,516
	$138,595	$139,027	$137,607

At November 30, 2024 and 2023, the Company’s management performed an annual internal assessment of goodwill at the reporting unit level and determined no impairment existed at either date.

The following table presents the changes in core deposit intangibles (included in Intangibles on the consolidated balance sheets) during the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(dollars in thousands)

Balance at the beginning of the period	$13,821	$16,759	$9,349
Acquisition of GFED	—	—	10,264
Amortization expense	(2,760)	(2,938)	(2,854)
Balance at the end of the period	$11,061	$13,821	$16,759

Gross carrying amount	$29,519	$29,519	$29,519
Accumulated amortization	(18,458)	(15,698)	(12,760)
Net book value	$11,061	$13,821	$16,759

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Goodwill and Intangibles (continued)

The following table presents the core deposit intangibles by reportable segment:

	December 31, 2024	December 31, 2023	December 31, 2022

	(dollars in thousands)
Commercial Banking:
CRBT	$628	$883	$1,225
CSB	865	1,430	2,027
GB	9,568	11,508	13,507
	$11,061	$13,821	$16,759

The following table presents the estimated amortization of the core deposit intangibles:

Amount
Years ending December 31,	(dollars in thousands)
2025	$2,644
2026	2,360
2027	1,874
2028	1,316
2029	944
Thereafter	1,923
$11,061

Note 7. Derivatives and Hedging Activities

Derivatives are summarized as follows as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

	(dollars in thousands)
Assets:
Hedged Derivatives
Cash Flow Hedges
Interest rate caps	$—	$2,847
Interest rate swaps	1,905	1,689
Unhedged Derivatives
Interest rate caps	118	951
Swaptions	998	—
Interest rate swaps	183,760	181,854
	$186,781	$187,341

Liabilities:
Hedged Derivatives
Cash Flow Hedges
Interest rate swaps	$(30,623)	$(30,407)
Interest rate collars	(105)	(166)
Fair Value Hedges
Interest rate swaps	(335)	(3,308)
Unhedged Derivatives
Interest rate swaps	(183,760)	(181,854)
	$(214,823)	$(215,735)

The Company uses interest rate swap, cap and collar instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Derivatives and Hedging Activities (continued)

The Company has entered into interest rate caps to hedge against the risk of rising interest rates on liabilities.  The liabilities consist of deposits and the benchmark rates hedged vary at 1-month SOFR, 3-month SOFR and the Prime Rate.  The interest rate caps are designated as cash flow hedges in accordance with ASC 815.  An initial premium of $3.5 million was paid upfront for the caps executed.  The details of the interest rate caps are as follows:

			Balance Sheet			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	December 31, 2024	December 31, 2023
(dollars in thousands)

Deposits	1/1/2020	1/1/2024	Derivatives - Assets	$25,000	1.75%	$-	$(79)
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	50,000	1.57%	-	-
Deposits	1/1/2020	1/1/2024	Derivatives - Assets	25,000	1.80%	-	-
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.75%	-	672
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	50,000	1.57%	-	1,503
Deposits	1/1/2020	1/1/2025	Derivatives - Assets	25,000	1.80%	-	751
				$200,000		$-	$2,847

The Company has entered into interest rate swaps to hedge against the risk of rising rates on its variable rate trust preferred securities and its subordinated notes.  All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet	Notional			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Amount	Receive Rate	Pay Rate	December 31, 2024	December 31, 2023
(dollars in thousands)

QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Assets	$10,000	6.47%	4.54%	$427	$335
Community National Statutory Trust III	9/15/2018	9/15/2028	Derivatives - Assets	3,500	6.37%	4.75%	197	118
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Assets	4,500	6.37%	4.75%	153	152
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Assets	3,000	6.79%	5.17%	132	101
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Assets	10,000	7.72%	5.85%	443	341
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Assets	8,000	7.72%	5.85%	353	272
Guaranty Statutory Trust II*	5/23/2019	2/23/2026	Derivatives - Assets	10,310	6.23%	4.09%	200	370
QCR Holdings Subordinated Note	3/1/2024	2/15/2028	Derivatives - Liabilities	65,000	5.04%	4.02%	(50)	-
				$114,310			$1,855	$1,689

* Acquired on April 1, 2022 with GFED acquisition.

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.  The interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	December 31, 2024	December 31, 2023
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	4.66%	$(5,445)	$(5,004)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	4.66%	(7,779)	(7,149)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	4.66%	(6,233)	(5,730)
Loans	10/1/2022	7/1/2031	Derivatives - Liabilities	25,000	1.30%	4.66%	(3,916)	(3,696)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	4.66%	(720)	(868)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	4.66%	(2,400)	(2,892)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	4.66%	(1,680)	(2,024)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	4.66%	(2,401)	(3,044)
				$300,000			$(30,574)	$(30,407)

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate loans.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collar is designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collars are as follows:

							Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	December 31, 2024	December 31, 2023
(dollars in thousands)
Loans	10/1/2022	10/1/2026	Derivatives - Liabilities	$50,000	4.40%	2.44%	$(105)	$(166)

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Derivatives and Hedging Activities (continued)

The Company has entered into interest rate swaps to hedge against the risk of rising rates on loans.  The interest rate swaps are designated as fair value hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	December 31, 2024	December 31, 2023
(dollars in thousands)

Loans	7/12/2023	8/1/2025	Derivatives - Assets	$15,000	4.65%	4.60%	$(35)	$(69)
Loans	7/12/2023	2/1/2026	Derivatives - Assets	25,000	4.65%	4.38%	(77)	(195)
Loans	7/12/2023	2/1/2026	Derivatives - Assets	15,000	4.65%	4.38%	(46)	(117)
Loans	7/12/2023	2/1/2026	Derivatives - Assets	20,000	4.65%	4.38%	(61)	(140)
Loans	7/12/2023	8/1/2026	Derivatives - Assets	30,000	4.65%	4.21%	(79)	(293)
Loans	7/12/2023	8/1/2026	Derivatives - Assets	15,000	4.65%	4.21%	(40)	(146)
Loans	7/12/2023	8/1/2026	Derivatives - Assets	20,000	4.65%	4.21%	(53)	(176)
Loans	7/12/2023	2/1/2027	Derivatives - Assets	32,500	4.65%	4.08%	(44)	(364)
Loans	7/12/2023	2/1/2027	Derivatives - Assets	15,000	4.65%	4.08%	(20)	(168)
Loans	7/12/2023	2/1/2027	Derivatives - Assets	20,000	4.65%	4.08%	(27)	(202)
Loans	7/12/2023	8/1/2027	Derivatives - Assets	32,500	4.65%	3.98%	14	(397)
Loans	7/12/2023	8/1/2027	Derivatives - Assets	15,000	4.65%	3.98%	6	(183)
Loans	7/12/2023	8/1/2027	Derivatives - Assets	25,000	4.65%	3.98%	11	(276)
Loans	7/12/2023	2/1/2028	Derivatives - Assets	30,000	4.65%	3.90%	77	(388)
Loans	7/12/2023	2/1/2028	Derivatives - Assets	15,000	4.65%	3.90%	39	(194)
				$325,000			$(335)	$(3,308)

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are included in the assessment of effectiveness, are recorded as a component of AOCI. The following is a summary of how AOCI was impacted by hedging activities during the periods listed:

	Year Ended
	December 31, 2024	December 31, 2023

	(dollars in thousands)

Unrealized loss at beginning of period, net of tax	$(19,979)	$(20,221)
Amount reclassified from accumulated other comprehensive income to interest expense related to caplet amortization	(510)	(872)
Amount of gain (loss) recognized in other comprehensive income, net of tax	(1,187)	1,114
Unrealized loss at end of period, net of tax	$(21,676)	$(19,979)

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

For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings. The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	December 31, 2024	December 31, 2023
(dollars in thousands)

2/1/2020	2/1/2024	Derivatives - Assets	$25,000	1.90%	$-	$79
3/1/2020	3/3/2025	Derivatives - Assets	25,000	1.90%	118	872
			$50,000		$118	$951

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Derivatives and Hedging Activities (continued)

During the third quarter of 2024, the Company executed a derivative strategy more commonly known as a swaption.  The swaptions are designed to hedge the Company’s regulatory capital ratios against the adverse effects of a significant decline in long-term interest rates.  The swaptions are designated as unhedged in accordance with ASC 815, therefore the change in fair value of the derivative instrument is recognized into current earnings.  An initial premium of $4.5 million was paid upfront for the swaptions.  The details of the swaptions are as follows:

					Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	December 31, 2024	December 31, 2023
(dollars in thousands)

7/30/2024	7/30/2025	Derivatives - Assets	$77,600	2.13%	$37	N/A
7/30/2024	7/30/2025	Derivatives - Assets	33,100	2.62%	54	N/A
7/30/2024	7/30/2025	Derivatives - Assets	28,254	2.12%	48	N/A
7/30/2024	7/30/2025	Derivatives - Assets	66,247	2.63%	33	N/A
7/30/2024	1/29/2026	Derivatives - Assets	20,750	2.63%	102	N/A
7/30/2024	1/29/2026	Derivatives - Assets	41,700	2.13%	77	N/A
7/30/2024	1/30/2026	Derivatives - Assets	36,546	2.14%	70	N/A
7/30/2024	1/30/2026	Derivatives - Assets	18,453	2.64%	93	N/A
7/30/2024	7/30/2026	Derivatives - Assets	16,100	2.64%	140	N/A
7/30/2024	7/30/2026	Derivatives - Assets	29,800	2.14%	116	N/A
7/30/2024	7/30/2026	Derivatives - Assets	25,971	2.14%	103	N/A
7/30/2024	7/30/2026	Derivatives - Assets	14,280	2.64%	125	N/A
			$408,801		$998	N/A

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

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	December 31, 2024		December 31, 2023
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$4,148,306	$183,760	$3,308,024	$181,854
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$4,148,306	$183,760	$3,308,024	$181,854

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Interest and	Interest	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)

Income and expense line items presented in the consolidated statements of income	$481,857	$250,069	$413,410	$192,404	$292,571	$61,451

The effects of cash flow hedging:
Gain (loss) on interest rate caps on deposits	-	(4,032)	-	(7,639)	-	(1,422)
Gain (loss) on interest rate swaps on debt	-	(1,271)	-	(1,167)	-	500
(Gain) loss on interest rate swaps and collars on loans	(11,431)	-	(10,763)	-	(829)	-

The effects of fair value hedging:
Gain on interest rate swaps on loans	3,380	-	1,746	-	-	-

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Derivatives and Hedging Activities (continued)

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows, as of the dates presented:

	December 31, 2024	December 31, 2023

	(dollars in thousands)

Cash	$39,431	$51,680
U.S. govt. sponsored agency securities	6,222	6,413
Municipal securities	151,107	68,651
Residential mortgage-backed and related securities	18,132	23,358
	$214,892	$150,102

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

Note 8. Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $250,000, was $529.7 million and $511.4 million as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, the scheduled maturities of certificates of deposit were as follows:

Amount
(dollars in thousands)
Year ending December 31:
2025	$1,035,972
2026	30,737
2027	46,415
2028	54,461
2029	58,230
Thereafter	10
$1,225,825

As of December 31, 2024 and 2023, the Company had public entity interest-bearing demand deposits and certificates of deposit that are collateralized by investment securities with carrying values as follows:

	2024	2023
	(dollars in thousands)

U.S. govt. sponsored agency securities	$1,481	$1,805
Residential mortgage-backed and related securities	2,022	2,114
	$3,503	$3,919

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Deposits (continued)

The Company had a $240.0 million PUD LOC with the FHLB of Des Moines for the purpose of providing additional collateral on public deposits as of December 31, 2024. As of December 31, 2023, the Company had a $175.0 million PUD LOC with the FHLB of Des Moines. There were no amounts outstanding under these letters of credit as of December 31, 2024 or 2023.

Brokered deposits as of December 31, 2024 and 2023 were $358.3 million and $285.0 million, respectively.

Note 9. Short-Term Borrowings

Short-term borrowings as of December 31, 2024 and 2023 are summarized as follows:

	2024	2023
	(dollars in thousands)

Federal funds purchased	$1,800	$1,500

Information concerning federal funds purchased is summarized as follows for the years ended December 31, 2024 and 2023:

	2024	2023
	(dollars in thousands)

Average daily balance	$1,850	$2,781
Average daily interest rate	5.03%	5.09%
Maximum month-end balance	$4,100	$2,230
Weighted average rate as of December 31	4.20%	5.20%

Investment securities with a carrying value of $9.2 million and $10.1 million were pledged on short-term borrowings as of December 31, 2024 and 2023, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. FHLB Advances

The subsidiary banks are members of the FHLB. Maturity and interest rate information on advances from the FHLB as of December 31, 2024 and 2023 is as follows:

	December 31, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End

	(dollars in thousands)
Maturity:
Year ending December 31:
2024	$—	—%	$300,000	5.64%
2025	140,000	4.62	—	—
2026	45,000	5.01	45,000	5.01
2027	45,000	4.82	45,000	4.82
2028	45,000	4.64	45,000	4.64
2029	10,383	—	—	—
Total FHLB advances	$285,383	4.55%	$435,000	5.39%

Advances from the FHLB were collateralized by loans of $2.1 billion both as of December 31, 2024 and 2023, in aggregate. The FHLB applies loan-to-value discounts to loans pledged as collateral based on the loan type. There were no securities pledged as collateral on advances as of either December 31, 2024 or 2023.  The Company continues to pledge loans under blanket liens to provide off balance sheet liquidity.

As of December 31, 2024 and 2023, the subsidiary banks held $18.3 million and $24.5 million, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheets.

Note 11. Other Borrowings and Unused Lines of Credit

In the second quarter of 2024, the Company renewed its revolving line of credit with a third party financial institution.  At renewal, the available line amount remained unchanged at $50.0 million for which there was no outstanding balance as of December 31, 2024 or 2023. Interest on the revolving line of credit is calculated at the greater of: (a) the effective Prime Rate less 0.50% or (b) 3.00% per annum. The collateral on the revolving line of credit is 100% of the outstanding capital stock of the Company’s bank subsidiaries.

Unused lines of credit of the subsidiary banks as of December 31, 2024 and 2023 are summarized as follows:

	2024	2023
	(dollars in thousands)

Secured	$746,742	$248,494
Unsecured	450,800	450,800
	$1,197,542	$699,294

Included in the Secured category above, the Company pledges select C&I and CRE loans to the FRB for borrowing as part of the Borrower-In-Custody program.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Subordinated Notes

Subordinated notes as of December 31, 2024 and 2023 are summarized as follows:

	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
	as of December 31, 2024	as of December 31, 2024	as of December 31, 2023	as of December 31, 2023	Maturity Date
	(dollars in thousands)

Subordinated debenture dated 2/12/19	$65,000	7.605%	$65,000	5.375%	2/15/2029
Subordinated debenture dated 9/14/20	50,000	5.125%	50,000	5.125%	9/15/2030
Subordinated debenture dated 7/29/20*	20,000	5.250%	20,000	5.250%	9/30/2030
Subordinated debenture dated 8/18/22	45,000	5.500%	45,000	5.500%	9/1/2032
Subordinated debenture dated 8/18/22	55,000	5.950%	55,000	5.950%	9/1/2037
Debt issuance costs	(1,511)		(1,936)
Total Subordinated Debentures	$233,489		$233,064

*Assumed in acquisition of GFED

On February 19, 2019, the Company completed an underwritten public offering of  $65.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on February 15, 2029. Net proceeds, after deducting the underwriting discount and estimated expenses, were $63.4 million.  The subordinated notes, which qualify as Tier 2 capital for the Company, bore interest at a fixed rate of 5.375% per year from and after February 12, 2019 to, but excluding, February 15, 2024 or an earlier redemption date.  From and after February 15, 2024 to, but excluding, the maturity date or earlier redemption date, the interest resets quarterly to the then current three-month LIBOR plus 282 basis points.  Interest on the subordinated notes was payable semi-annually, commencing on August 15, 2019 during the five year fixed term, commencing on February 15, 2024, became payable quarterly.  The subordinated notes are redeemable by the Company at its option, in whole or in part, on any interest payment date on or after February 15, 2024.  The subordinated notes are redeemable by the Company in whole but not in part, under certain limited circumstances set forth in the subordinated notes.  Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the subordinated notes being redeemed, together with any accrued and unpaid interest on the subordinated notes being redeemed to, but excluding, the date of redemption.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

On September 14, 2020, the Company completed a private offering of $50.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on September 15, 2030. The subordinated notes, which qualify as Tier 2 capital for the Company, bear interest at a fixed rate of 5.125% per year, from and including September 14, 2020 to, but excluding, September 15, 2025 or an earlier redemption date.  From and including September 15, 2025 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate, which is expected to be the then current three-month term SOFR, plus 500 basis points.  Interest on the subordinated notes is payable quarterly, commencing on December 15, 2020. The subordinated notes are redeemable by the Company at its option, in whole or in part, on any interest payment date on or after September 15, 2025.  The subordinated notes are redeemable by the Company in whole but not in part, under certain limited circumstances set forth in the subordinated notes.  Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the subordinated notes being redeemed, together with any accrued and unpaid interest on the subordinated notes being redeemed to, but excluding, the date of redemption.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

On April 1, 2022, the Company acquired through the GFED acquisition $20.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on September 30, 2030.  The subordinated notes, which qualify as Tier 2 capital for the Company, bear interest at a fixed rate of 5.25% per year, from and including July 29, 2020 to, but excluding September 30, 2025 or an earlier redemption.  From and including September 30, 2025 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate, which is expected to be the then three-month Term SOFR, plus 519 basis points.  Interest on the subordinated notes is payable semi-annually, commencing on September 30, 2020 through September 30, 2025.  The subordinated notes may be redeemed at the Company’s option, in whole or in part, on any interest payment date on or after September 30, 2025, at a

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Subordinated Notes (continued)

redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

On August 18, 2022, the Company also completed a private offering of $45.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on September 1, 2032, of which $43.25 million were exchanged for subordinated notes registered under the Securities Act of 1933.  The subordinated notes, which qualify as Tier 2 capital for the Company, bear interest at a fixed rate of 5.50% per year, from and including September 1, 2022 to, but excluding September 1, 2027 or an earlier redemption.  From and including September 1, 2027 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate, which is expected to be the then three-month Term SOFR, plus 279 basis points.  Interest on the subordinated notes is payable semi-annually, commencing on March 1, 2023 through September 1, 2027, and quarterly thereafter.  The notes are redeemable, in whole or in part, at any time upon the occurrence of certain events.  The subordinated notes may be redeemed at the Company’s option, in whole or in part, on any interest payment date on or after September 1, 2027, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

On August 18, 2022, the Company completed a private offering of $55.0 million in aggregate principal amount of fixed-to-floating subordinated notes that mature on September 1, 2037.  The subordinated notes, which qualify as Tier 2 capital for the Company, bear interest at a fixed rate of 5.95% per year, from and including September 1, 2022 to, but excluding September 1, 2032 or an earlier redemption.  From and including September 1, 2032 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate, which is expected to be the then three-month Term SOFR, plus 300 basis points.  Interest on the subordinated notes is payable quarterly, commencing on December 1, 2022.  The notes are redeemable, in whole or in part, at any time upon the occurrence of certain events.  The subordinated notes may be redeemed at the Company’s option, in whole or in part, on any interest payment date on or after September 1, 2032, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.  The subordinated notes are subordinate in the right of payment to the Company’s senior indebtedness and the indebtedness and other liabilities of the subsidiary banks.

The Company uses an interest rate swap for the purpose of hedging interest rate risk on the subordinated debenture dated February 12, 2019.  See Note 7 to the Consolidated Financial Statements for the details of this instrument.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Junior Subordinated Debentures

Junior subordinated debentures are summarized as of December 31, 2024 and 2023 as follows:

	2024	2023
	(dollars in thousands)

Note Payable to QCR Holdings Capital Trust II	$10,310	$10,310
Note Payable to QCR Holdings Capital Trust III	8,248	8,248
Note Payable to QCR Holdings Capital Trust V	10,310	10,310
Note Payable to Community National Trust II*	3,093	3,093
Note Payable to Community National Trust III*	3,609	3,609
Note Payable to Guaranty Bankshares Statutory Trust I**	4,640	4,640
Note Payable to Guaranty Statutory Trust II***	10,310	10,310
Market Value Discount per ASC 805****	(1,660)	(1,789)
	$48,860	$48,731

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

A schedule of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including the amounts outstanding as of December 31, 2024 and 2023, is as follows:

		Amount	Amount
		Outstanding	Outstanding
		December 31,	December 31,		Interest Rate as of	Interest Rate as of
Name	Date Issued	2024	2023	Interest Rate	December 31, 2024	December 31, 2023

		(dollars in thousands)

QCR Holdings Statutory Trust II	February 2004	$10,310	$10,310	2.85% over 3-month SOFR	7.72%	8.44%
QCR Holdings Statutory Trust III	February 2004	8,248	8,248	2.85% over 3-month SOFR	7.72%	8.44%
QCR Holdings Statutory Trust V	February 2006	10,310	10,310	1.55% over 3-month SOFR	6.47%	7.21%
Community National Statutory Trust II	September 2004	3,093	3,093	2.17% over 3-month SOFR	6.79%	7.80%
Community National Statutory Trust III	March 2007	3,609	3,609	1.75% over 3-month SOFR	6.37%	7.40%
Guaranty Bankshares Statutory Trust I	May 2005	4,640	4,640	1.75% over 3-month SOFR	6.37%	7.40%
Guaranty Statutory Trust II	December 2005	10,310	10,310	1.45% over 3-month SOFR	6.23%	7.09%
		$50,520	$50,520	Weighted Average Rate	6.88%	7.70%

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
	(dollars in thousands)

Current	$15,919	$14,008	$19,165
Deferred	(7,192)	(946)	(4,682)
	$8,727	$13,062	$14,483

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024		2023		2022
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$25,741	21.0%	$26,590	21.0%	$23,845	21.0%
Tax exempt income, net	(16,410)	(13.4)	(13,823)	(10.9)	(10,689)	(9.4)
Bank-owned life insurance	(1,142)	(0.9)	(875)	(0.7)	(432)	(0.4)
State income taxes, net of federal benefit, current year	3,517	2.9	4,433	3.5	4,482	3.9
Change in unrecognized tax benefits	1,169	1.0	396	0.3	498	0.4
Provision adjustment from accounting method change	(142)	(0.1)	(247)	(0.2)	(1,181)	(1.0)
Tax credits	(2,717)	(2.3)	(2,865)	(2.3)	(1,362)	(1.2)
Acquisition costs	—	—	—	—	276	0.2
Excess tax benefit on stock options exercised and restricted stock awards vested	(929)	(0.8)	(464)	(0.3)	(503)	(0.4)
Other	(360)	(0.3)	(83)	(0.1)	(451)	(0.4)
Federal and state income tax expense	$8,727	7.1%	$13,062	10.3%	$14,483	12.7%

Changes in the unrecognized tax benefits included in other liabilities were as follows for the years ended December 31, 2024 and 2023:

	2024	2023
	(dollars in thousands)

Balance, beginning	$3,076	$2,680
Impact of tax positions taken during current year	972	712
Gross increase related to tax positions of prior years	184	110
Change as a result of a lapse of the applicable statute of limitations	13	(426)
Balance, ending	$4,245	$3,076

Included in the unrecognized tax benefits liability at December 31, 2024 were potential benefits of approximately $3.8 million that, if recognized, would have affected the effective tax rate for the year ended December 31, 2024.  Included in the unrecognized tax benefits liability at December 31, 2023, were potential benefits of approximately $2.5 million  that, if recognized, would have affected the effective tax rate for the year ended December 31, 2023.

The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At December 31, 2024 and 2023, accrued interest on uncertain tax positions was approximately $971 thousand and $486 thousand, respectively. Estimated interest related to the underpayment of income taxes is classified as a component of “income tax expense” in the statements of income.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Federal and State Income Taxes (continued)

Effective January 1, 2024, the Company made an election under ASU2023-02 to account for its tax credit investments using the proportional amortization method under newly adopted accounting guidance.  Under the proportional amortization method, the Company applies a practical expedient for its tax credit investments and amortizes the initial cost of the qualifying investments in proportion to the income tax credits received in the current period as compared to the total income tax credits expected to be received over the life of the investment.

The following table summarizes that impact to the Consolidated Statements of Operations relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022

	(dollars in thousands)

Tax credits recognized	$8,189	$5,185	$2,143
Other tax benefits recognized	2,631	2,037	1,371
Amortization	(8,313)	(5,091)	(3,109)
Net benefit included in income tax	2,507	2,131	405

Other income	—	—	—
Allocated income on investments	—	—	—
Net benefit included in noninterest income	—	—	—

Net benefit included in the Consolidated Statements of Operations	$2,507	$2,131	$405

The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the years ending December 31, 2024, 2023 and 2022.

The Company’s federal income tax returns are open and subject to examination from the 2021 tax return year and later. Various state franchise and income tax returns are generally open from the 2020 and later tax return years based on individual state statutes of limitations.

The net deferred tax assets consisted of the following as of December 31, 2024 and 2023:

	2024	2023
	(dollars in thousands)
Deferred tax assets:
Net unrealized losses on securities available for sale and derivative instruments	$18,960	$18,127
Compensation	17,765	15,761
Loan/lease losses	19,343	20,628
Equipment financing leases	1,555	—
Net operating loss carryforwards, federal and state	493	630
Other	893	—
	59,009	55,146
Deferred tax liabilities:
Premises and equipment	6,102	7,206
Equipment financing leases	—	2,084
Acquisition fair value adjustments	3,962	3,983
Deferred loan origination fees, net	1,098	1,515
Prepaid expense	1,630	1,749
Other	—	417
	12,792	16,954
Net deferred tax assets	$46,217	$38,192

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14. Federal and State Income Taxes (continued)

At December 31, 2024, the Company had $2.2 million of federal tax NOL carryforwards and $2.0 million of state tax NOL carryforwards. $886 thousand of the federal tax NOL carryforwards were related to the acquisition of Community National and CNB and these losses are set to expire in varying amounts between 2029 and 2033.  $2.0 million of the state tax NOL carryforwards are also related to the acquisition of Community National and CNB and are set to expire in varying amounts between 2025 and 2028. The additional $1.3 million of federal NOLs were acquired in 2022 with the Guaranty Bank acquisition.  The Guaranty Bank federal tax NOLs acquired are expected to be utilized prior to their expiration dates.

At December 31, 2023, the Company had $2.8 million of federal tax NOL carryforwards and $2.0 million of state tax NOL carryforwards. $1.4 million of the federal tax NOL carryforwards were related to the acquisition of Community National and CNB and these losses are set to expire in varying amounts between 2029 and 2033.  $2.0 million of the state tax NOL carryforwards are also related to the acquisition of Community National and CNB and are set to expire in varying amounts between 2024 and 2028. The additional $1.4 million of federal NOLs were acquired in 2022 with the Guaranty Bank acquisition.  The Guaranty Bank federal tax NOLs acquired are expected to be utilized prior to their expiration dates.

The change in deferred income taxes was reflected in the Consolidated Financial Statements as follows for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
	(dollars in thousands)

Provision for income taxes	$(7,192)	$(946)	$(4,682)
Statement of stockholders' equity- Other comprehensive income (loss)	(833)	3,192	(22,066)
	$(8,025)	$2,246	$(26,748)

Note 15. Employee Benefit Plans

The Company has a profit sharing plan, which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participants to defer a portion of their annual compensation under the profit sharing plan. Substantially all employees who are at least 18 years of age are eligible to participate in the plan. The Company matches 100% of an employee’s deferrals up to the first 3% of an employee’s annual compensation, and 50% of the next 3% of an employee’s deferred annual compensation, up to a maximum amount of 4.5% of an employee’s annual compensation. Additionally, at its discretion, the Company may make additional contributions to the plan, which are allocated to the accounts of participants in the plan based on relative compensation. There were no discretionary contributions for the years ended December 31, 2024, 2023 and 2022. Company matching contributions for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
	(dollars in thousands)

Matching contribution	$3,670	$3,314	$3,071

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15. Employee Benefit Plans (continued)

The Company has entered into nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified retirement plan. Changes in the liability related to the SERPs, included in other liabilities, were as follows for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(dollars in thousands)

Balance, beginning	$8,689	$8,165	$7,273
Expense accrued	400	889	1,286
Cash payments made	(267)	(365)	(394)
Balance, ending	$8,822	$8,689	$8,165

The Company has a deferred compensation plan under which it has entered into deferred compensation agreements with certain officers of the subsidiary banks. Under the provisions of the agreements, the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution varies by officer as well.  Certain officers’ agreements provide for a 100% match and have a maximum of between $10 thousand and $25 thousand annually. Interest on the deferred amounts is earned at the Prime Rate subject to a minimum of 4% and a maximum of 12%, with such limits differing by officer. Other officers have a 50% match and have a maximum between 4% and 12% of compensation as set forth in the relevant participation agreement. Interest on the deferred amounts is earned at the Prime Rate plus one percentage point, subject to a minimum of 4% and a maximum of 8%.

Upon retirement, each officer will, subject to a potential six-month deferral, receive the deferral balance in 180 equal monthly installments. As of December 31, 2024 and 2023 the liability related to the agreements totaled $55.1 million and $46.8 million, respectively.

Changes in the deferred compensation agreements, included in other liabilities, were as follows for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
	(dollars in thousands)

Balance, beginning	$46,800	$38,255	$32,353
Employee deferrals	3,597	4,306	3,615
Company match and interest	5,393	4,788	2,776
Cash payments made	(625)	(549)	(489)
Balance, ending	$55,165	$46,800	$38,255

Note 16. Stock-Based Compensation

The Company’s board of directors adopted in February 2010, and its stockholders approved in May 2010, the QCR Holdings, Inc. 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”). The Company’s board of directors adopted in February 2013, and its stockholders approved in May 2013, the QCR Holdings, Inc. 2013 Equity Incentive Plan (“2013 Equity Incentive Plan”). The Company’s board of directors adopted in February 2016, and its stockholders approved in May 2016, the QCR Holdings, Inc. 2016 Equity Incentive Plan (“2016 Equity Incentive Plan”). The Company’s board of directors adopted in February 2024, and its stockholders approved in May 2024, the QCR Holdings, Inc. 2024 Equity Incentive Plan (“2024 Equity Incentive Plan”). Up to 350,000, 350,000, 400,000 and

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (continued)

600,000 shares of common stock, respectively, may be issued to employees and directors of the Company and its subsidiaries pursuant to equity incentive awards granted under these plans.

The 2010 Equity Incentive Plan, the 2013 Equity Incentive Plan,  the 2016 Equity Incentive Plan and the 2024 Equity Incentive Plan (collectively, the “Equity Plans”) are administered by the Compensation Committee of the board of directors (the “Committee”). As of December 31, 2024, there were 622,344 remaining shares of common stock available for the grant of future awards under the Equity Plans; however, such future awards may be granted only under the 2024 Equity Incentive Plan.

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

Stock-based compensation expense was reflected in the Consolidated Financial Statements as follows for the years ended December 31, 2024, 2023, and 2022.

	2024	2023	2022
	(dollars in thousands)

Stock options	$358	$286	$246
Restricted stock awards	2,128	2,084	1,967
Stock purchase plan	339	308	225
	$2,825	$2,678	$2,438

Stock options:

A summary of the stock option plans as of December 31, 2024, 2023, and 2022 and changes during the years then ended is presented below:

	December 31,
	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning	290,149	$32.11	346,678	$27.60	367,998	$24.46
Granted	29,900	56.79	25,000	53.31	22,400	53.87
Exercised	(95,724)	22.05	(81,354)	19.45	(41,695)	14.07
Forfeited	(3,479)	39.01	(175)	15.65	(2,025)	26.72
Outstanding, ending	220,846	39.70	290,149	32.11	346,678	27.60

Exercisable, ending	158,911		233,967		295,077

Weighted average fair value per option granted	$18.61		$16.36		$13.97

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (continued)

A further summary of options outstanding as of December 31, 2024 is presented below:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$17.49 to $17.86	23,869	0.09	$17.49	23,869	$17.49
$21.71 to $22.64	44,123	1.09	22.64	44,123	22.64
$29.77 to $36.00	12,875	4.17	36.00	12,875	36.00
$40.00 to $41.95	13,602	5.17	40.00	13,602	40.00
$42.65 to $48.50	53,428	3.78	43.85	48,506	43.88
$53.31 to $56.79	72,949	8.29	54.85	15,936	53.70
	220,846			158,911

Restricted stock and unit awards:

A summary of changes in the Company’s nonvested restricted stock, restricted stock unit and performance stock unit awards as of December 31, 2024, 2023 and 2022 is presented below:

	December 31,
	2024	2023	2022
Outstanding, beginning	88,178	84,115	97,107
Granted*	28,211	51,157	35,525
Released	(43,468)	(43,331)	(47,766)
Forfeited	(5,297)	(3,763)	(751)
Outstanding, ending	67,624	88,178	84,115

Weighted average fair value per share granted	$58.01	$51.64	$54.20

*  At December 31, 2024, includes 1,500 shares of restricted stock and 64,620 restricted stock units.

At December 31, 2023, includes 4,500 shares of restricted stock and 80,820 restricted stock units.

At December 31, 2022, includes 8,527 shares of restricted stock and 64,494 restricted stock units.

The total grant value of restricted stock, restricted stock unit and performance share unit awards that were released during the years ended December 31, 2024, 2023 and 2022 was $2.6 million, $2.2 million and $2.6 million, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16. Stock-Based Compensation (continued)

Employee stock purchase plan:

On May 19, 2022, the Company’s stockholders approved the QCR Holdings, Inc. 2022 Stock Purchase Plan (the “2022 Purchase Plan”). The 2022 Purchase Plan has an effective date of July 1, 2022 and a share reserve equal to 350,000 shares plus the shares remaining under the QCR Holdings, Inc. Amended and Restated Employee Stock Purchase Plan immediately prior to its termination on July 1, 2022. As of January 1, 2025, there were 317,068 shares of common stock available for issuance under the 2022 Purchase Plan. For each six-month offering period, the board of directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 85% or the fair market value at the date of the grant or the investment date. The investment date, as established by the board of directors, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in a year is $21,250.

Additionally, the maximum percentage that any one participant can elect to contribute is 15% of his or her compensation for the years ended December 31, 2024, 2023 and 2022.  Information for the stock purchase plan for the years ended December 31, 2024, 2023 and 2022 is presented below:

	2024	2023	2022
Shares granted	28,746	36,964	28,421
Shares purchased	31,069	35,058	27,103
Weighted average fair value per share granted	$11.85	$8.35	$7.88

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of December 31, 2024 and 2023, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2024 and 2023 are also presented in the following table (dollars in thousands). As of December 31, 2024 and 2023, the subsidiary banks met the requirements to be “well capitalized.”

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2024:
Company:
Total risk-based capital	$1,273,903	14.10%	$723,016	>	8.00%	$948,958	>	10.50%	$903,770	>	10.00%
Tier 1 risk-based capital	955,039	10.57	542,262	>	6.00	768,204	>	8.50	723,016	>	8.00
Tier 1 leverage	955,039	10.73	356,091	>	4.00	356,091	>	4.00	445,114	>	5.00
Common equity Tier 1	906,179	10.03	406,696	>	4.50	632,639	>	7.00	587,450	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$323,221	13.65%	$189,365	>	8.00%	$248,541	>	10.50%	$236,706	>	10.00%
Tier 1 risk-based capital	293,597	12.40	142,024	>	6.00	201,200	>	8.50	189,365	>	8.00
Tier 1 leverage	293,597	11.41	102,969	>	4.00	102,969	>	4.00	128,712	>	5.00
Common equity Tier 1	293,597	12.40	106,518	>	4.50	165,694	>	7.00	153,859	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$452,942	14.79%	$245,055	>	8.00%	$321,635	>	10.50%	$306,319	>	10.00%
Tier 1 risk-based capital	424,253	13.85	183,792	>	6.00	260,371	>	8.50	245,055	>	8.00
Tier 1 leverage	424,253	16.40	103,449	>	4.00	103,449	>	4.00	129,312	>	5.00
Common equity Tier 1	424,253	13.85	137,844	>	4.50	214,424	>	7.00	199,108	>	6.50
Community State Bank:
Total risk-based capital	$189,362	12.94%	$117,065	>	8.00%	$153,648	>	10.50%	$146,332	>	10.00%
Tier 1 risk-based capital	176,646	12.07	87,799	>	6.00	124,382	>	8.50	117,065	>	8.00
Tier 1 leverage	176,646	11.72	60,305	>	4.00	60,305	>	4.00	75,382	>	5.00
Common equity Tier 1	176,646	12.07	65,849	>	4.50	102,432	>	7.00	95,115	>	6.50
Guaranty Bank:
Total risk-based capital	$297,047	14.26%	$166,695	>	8.00%	$218,787	>	10.50%	$208,369	>	10.00%
Tier 1 risk-based capital	272,621	13.08	125,021	>	6.00	177,113	>	8.50	166,695	>	8.00
Tier 1 leverage	272,621	12.15	89,770	>	4.00	89,770	>	4.00	112,213	>	5.00
Common equity Tier 1	272,621	13.08	93,766	>	4.50	145,858	>	7.00	135,440	>	6.50

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17. Regulatory Capital Requirements and Restrictions on Dividends (continued)

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2023:
Company:
Total risk-based capital	$1,171,047	14.29%	$655,461	>	8.00%	$860,293	>	10.50%	$819,327	>	10.00%
Tier 1 risk-based capital	841,052	10.27	491,596	>	6.00	696,428	>	8.50	655,461	>	8.00
Tier 1 leverage	841,052	10.03	335,420	>	4.00	335,420	>	4.00	419,275	>	5.00
Common equity Tier 1	792,321	9.67	368,697	>	4.50	573,529	>	7.00	532,562	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$300,413	12.67%	$189,707	>	8.00%	$248,990	>	10.50%	$237,133	>	10.00%
Tier 1 risk-based capital	270,744	11.42	142,280	>	6.00	201,563	>	8.50	189,707	>	8.00
Tier 1 leverage	270,744	11.23	96,425	>	4.00	96,425	>	4.00	120,531	>	5.00
Common equity Tier 1	270,744	11.42	106,710	>	4.50	165,993	>	7.00	154,137	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$381,514	15.60%	$195,687	>	8.00%	$256,840	>	10.50%	$244,609	>	10.00%
Tier 1 risk-based capital	354,940	14.51	146,766	>	6.00	207,918	>	8.50	195,687	>	8.00
Tier 1 leverage	354,940	14.77	96,093	>	4.00	96,093	>	4.00	120,116	>	5.00
Common equity Tier 1	354,940	14.51	110,074	>	4.50	171,227	>	7.00	158,996	>	6.50
Community State Bank:
Total risk-based capital	$171,747	13.22%	$103,903	>	8.00%	$136,372	>	10.50%	$129,878	>	10.00%
Tier 1 risk-based capital	156,629	12.06	77,927	>	6.00	110,397	>	8.50	103,903	>	8.00
Tier 1 leverage	156,629	11.19	56,005	>	4.00	56,005	>	4.00	70,007	>	5.00
Common equity Tier 1	156,629	12.06	58,445	>	4.50	90,915	>	7.00	84,421	>	6.50
Guaranty Bank:
Total risk-based capital	$267,822	12.68%	$168,967	>	8.00%	$221,770	>	10.50%	$211,209	>	10.00%
Tier 1 risk-based capital	244,506	11.58	126,726	>	6.00	179,528	>	8.50	168,967	>	8.00
Tier 1 leverage	244,506	11.41	85,688	>	4.00	85,688	>	4.00	107,110	>	5.00
Common equity Tier 1	244,506	11.58	95,044	>	4.50	147,847	>	7.00	137,286	>	6.50

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

The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in four private placements and assumed four issues of junior subordinated debentures in connection with the acquisitions. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. These circumstances did not exist at December 31, 2024 or 2023.

On February 13, 2020, the board of directors of the Company approved a share repurchase program under which the Company was authorized to repurchase, from time to time as the Company deemed appropriate, up to 800,000 shares of its outstanding common stock, or approximately 5% of the outstanding shares as of December 31, 2019.  On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to an additional 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021. There were no shares and 175,000 shares of common stock purchased by the Company pursuant to these plans during the year ended December 31, 2024 and 2023, respectively.  There were 760,915 shares of common stock remaining for repurchase pursuant to these plans as of December 31, 2024 and 2023.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18. Earnings per Share

The following information was used in the computation of basic and diluted EPS for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(dollars in thousands, except per share data)

Net income	$113,850	$113,558	$99,066

Basic EPS	$6.77	$6.79	$5.94
Diluted EPS	$6.71	$6.73	$5.87

Weighted average common shares outstanding	16,829,004	16,732,406	16,681,844
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan*	130,849	133,985	208,163
Weighted average common and common equivalent shares outstanding	16,959,853	16,866,391	16,890,007

                *  Excludes anti-dilutive restricted stock shares of 0, 1,762, and 1,706 at December 31, 2024, 2023 and 2022, respectively and anti-dilutive options of 0, 47,164 and 22,503 at December 31, 2024, 2023 and 2022, respectively.

Note 19. Commitments and Contingencies

In the normal course of business, the subsidiary banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying Consolidated Financial Statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit, and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the subsidiary banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At each of December 31, 2024 and 2023, no amounts had been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.

As of December 31, 2024 and 2023, commitments to extend credit aggregated $1.9 billion and $2.0 billion, respectively. As of December 31, 2024 and 2023, standby letters of credit aggregated $28.8 million and $23.7 million, respectively. Management does not expect that all of these commitments will be funded.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19. Commitments and Contingencies (continued)

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $2.1 million and $2.6 million as of December 31, 2024 and 2023, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates of insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $21.8 million and $11.0 million of sold residential mortgage loans with recourse provisions still in effect at December 31, 2024 and 2023, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2024, 2023 and 2022. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.  See Note 5 to the Consolidated Financial Statements for additional information regarding the Company’s contractual commitments for construction.

Aside from cash on-hand and in-vault, the majority of the Company’s cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit and federal funds sold exceeded federal insured limits by approximately $86.0 million and $96.1 million as of December 31, 2024 and 2023, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

In an arrangement with Goldman Sachs, CRBT offers a cash management program for select customers. Based on a predetermined minimum balance, which must be maintained in the customer’s account, excess funds are automatically swept daily to an institutional money market fund administered by Goldman Sachs. At December 31, 2024 and 2023, the Company had $4.1 million and $1.9 million, respectively, of customer funds invested in this cash management program. In the opinion of management, no material risk of loss exists due to the financial condition of Goldman Sachs. As of December 31, 2024, there were no investment securities pledged on the Goldman Sachs Program. As of December 31, 2023, there were $5.4 million of investment securities pledged on the Goldman Sachs program as a cover to the swap exposure.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

Condensed Balance Sheets
December 31, 2024 and 2023

	2024	2023
	(dollars in thousands)
Assets
Cash and due from banks	$28,635	$53,331
Investment in bank subsidiaries	1,259,571	1,122,803
Investment in nonbank subsidiaries	6,319	6,129
Premises and equipment, net	13,404	9,286
Other assets	16,370	14,512
Total assets	$1,324,299	$1,206,061

Liabilities and Stockholders' Equity
Liabilities:
Subordinated notes	$233,489	$233,064
Junior subordinated debentures	48,860	48,731
Other liabilities	44,563	37,670
Total liabilities	326,912	319,465

Stockholders' Equity:
Common stock	16,882	16,749
Additional paid-in capital	374,975	370,814
Retained earnings	665,171	554,992
Accumulated other comprehensive loss	(59,641)	(55,959)
Total stockholders' equity	997,387	886,596
Total liabilities and stockholders' equity	$1,324,299	$1,206,061

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements (continued)

Condensed Statements of Income
Years Ended December 31, 2024, 2023, and 2022

	2024	2023	2022
	(dollars in thousands)

Total interest income	$13	$—	$26
Equity in net income of bank subsidiaries	140,197	137,451	128,941
Equity in net income of nonbank subsidiaries	2,221	2,220	1,294
Other	369	704	(53)
Total income	142,800	140,375	130,208

Interest expense	17,088	16,066	11,836
Salaries and employee benefits	11,558	9,940	15,551
Professional fees	539	12	1,789
Acquisition costs	—	—	3,715
Post-acquisition compensation, transition and integration costs	—	207	5,526
Other	4,083	3,744	3,331
Total expenses	33,268	29,969	41,748

Income before income tax benefit	109,532	110,406	88,460

Income tax benefit	4,318	3,152	10,606
Net income	$113,850	$113,558	$99,066

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Parent Company Only Financial Statements (continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2024, 2023, and 2022

	2024	2023	2022
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$113,850	$113,558	$99,066
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings of bank subsidiaries	(140,197)	(137,451)	(128,941)
Earnings of nonbank subsidiaries	(2,221)	(2,220)	(1,294)
Distributions from bank subsidiaries	—	—	36,000
Distributions from nonbank subsidiaries	129	114	40
Deferred income taxes	1,410	(349)	(2,443)
Accretion of acquisition fair value adjustments	129	129	137
Depreciation	603	576	477
Deferred compensation expense accrued	5,793	4,063	4,062
Stock-based compensation expense	2,825	2,678	2,438
Gain on sale of fixed assets	54	—	—
Decrease (increase) in other assets	(794)	(2,649)	621
Increase in other liabilities	1,061	9,062	10,827
Net cash provided by (used in) operating activities	(17,358)	(12,489)	20,990

Cash Flows from Investing Activities:
Net decrease in interest-bearing deposits at financial institutions	—	—	5,950
Capital infusion, bank subsidiaries	—	(10,000)	—
Capital infusion, non-bank subsidiaries	—	—	(300)
Net cash received in dissolution of subsidiary	—	3,184	—
Net cash paid for acquisitions	—	—	(26,039)
Purchase of premises and equipment	(4,775)	(224)	(1,484)
Net cash used in investing activities	(4,775)	(7,040)	(21,873)

Cash Flows from Financing Activities:
Proceeds from subordinated notes	—	—	100,000
Payment of cash dividends	(4,032)	(4,029)	(3,944)
Proceeds from issuance of common stock, net	1,469	1,403	422
Repurchase and cancellation of shares	—	(8,686)	(52,954)
Net cash provided by (used in) financing activities	(2,563)	(11,312)	43,524

Net increase (decrease) in cash and due from banks	(24,696)	(30,841)	42,641

Cash and due from banks:
Beginning	53,331	84,172	41,531
Ending	$28,635	$53,331	$84,172

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Fair Value

Accounting guidance on fair value measurements uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis comprised the following at December 31, 2024 and 2023:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
December 31, 2024:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$20,591	$—	$20,591	$—
Residential mortgage-backed and related securities	50,042	—	50,042	—
Municipal securities	164,575	—	164,575	—
Asset-backed securities	9,224	—	9,224	—
Other securities	36,677	—	36,677	—
Securities trading	83,529	—	—	83,529
Derivatives	186,781	—	186,781	—
Total assets measured at fair value	$551,419	$—	$467,890	$83,529

Derivatives	$214,823	$—	$214,823	$—
Total liabilities measured at fair value	$214,823	$—	$214,823	$—

December 31, 2023:
Securities AFS:
U.S. govt. sponsored agency securities	$14,973	$—	$14,973	$—
Residential mortgage-backed and related securities	59,196	—	59,196	—
Municipal securities	170,987	—	170,987	—
Asset-backed securities	15,423	—	15,423	—
Other securities	39,076	—	39,076	—
Securities trading	22,369	—	—	22,369
Derivatives	187,341	—	187,341	—
Total assets measured at fair value	$509,365	$—	$486,996	$22,369

Derivatives	$215,735	$—	$215,735	$—
Total liabilities measured at fair value	$215,735	$—	$215,735	$—

The securities AFS portfolio consists of securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Trading securities consist of retained beneficial interests from securitizations and are classified as a Level 3 in the fair value hierarchy as of December 31, 2024 and 2023.  Fair values are estimated using the discounted cash flow method, including discount rates which are deemed to be significant unobservable inputs. As of December 31, 2024, the discount rates ranged from 3.21% to 6.57%.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21. Fair Value (continued)

Changes in fair value of trading securities for the years ended December 31, 2024 and 2023, are presented in the  following table. There were no trading securities during the year ended December 31, 2022.

	For the	For the
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Balance at the beginning of the period	$22,369	$—
Trading securities purchased	60,233	22,369
Paydowns	(13)
Premium amortization	(616)	—
Fair value gain (loss)	1,556	—
Balance at the end of the period	$83,529	$22,369

Interest rate caps, swaps, collars and swaptions are used for the purpose of hedging interest rate risk on various financial assets and liabilities. See Note 7 to the Consolidated Financial Statements for the details of these instruments. Interest rate swaps are also executed for select commercial customers. The fair values are determined by pricing models that consider observable market data for derivative instruments with similar structures (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprised the following at December 31, 2024 and 2023:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

December 31, 2024:
Loans/leases evaluated individually	$54,434	$—	$—	$54,434
OREO	714	—	—	714
	$55,148	$—	$—	$55,148

December 31, 2023:
Loans/leases evaluated individually	$33,656	$—	$—	$33,656
OREO	1,455	—	—	1,455
	$35,111	$—	$—	$35,111

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	December 31,	December 31,
	2024	2023	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$54,434	$33,656	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
OREO	714	1,455	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For loans/leases evaluated individually and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the years ended December 31, 2024 or 2023.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of December 31, 2024		As of December 31, 2023
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$91,732	$91,732	$97,123	$97,123
Federal funds sold	Level 2	27,150	27,150	35,450	35,450
Interest-bearing deposits at financial institutions	Level 2	143,442	143,442	104,919	104,919
Investment securities:
HTM	Level 2	835,797	800,583	683,504	680,279
AFS	Level 2	281,109	281,109	299,655	299,655
Trading	Level 3	83,529	83,529	22,369	22,369
Loans/leases receivable, net	Level 3	50,402	54,434	31,163	33,656
Loans/leases receivable, net	Level 2	6,644,161	6,325,156	6,425,053	6,125,433
Derivatives	Level 2	186,781	186,781	187,341	187,341

Deposits:
Nonmaturity deposits	Level 2	5,835,362	5,835,362	5,504,323	5,504,323
Time deposits	Level 2	1,225,825	1,222,482	1,009,682	996,746
Short-term borrowings	Level 2	1,800	1,800	1,500	1,500
FHLB advances	Level 2	285,383	285,196	435,000	437,178
Subordinated notes	Level 2	233,489	238,873	233,064	240,235
Junior subordinated debentures	Level 2	48,860	41,638	48,731	40,397
Derivatives	Level 2	214,823	214,823	215,735	215,735

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22. Business Segment Information

Selected financial and descriptive information is required to be disclosed for reportable operating segments, applying a “management perspective” as the basis for identifying reportable segments. The management perspective is determined by the view that management takes of the segments within the Company when making operating decisions, allocating resources, and measuring performance. The segments of the Company have been defined by the structure of the Company’s internal organization, focusing on the financial information that the Company’s operating decision-makers routinely use to make decisions about operating matters.  The chief operating decision maker consists of the  Chief Executive Officer and President/Chief Financial Officer of the Company.  The chief operating decision maker reviews financial reports that detail the interest income, interest expense, provision for credit losses, noninterest income, salaries and benefits expense, occupancy expense, other noninterest expenses, income tax expense and net income from continuing operations and compares the actual results to the amounts budgeted and the reason for variances.  The results of this review allow the Company’s chief operating decision maker to make operating decisions and allocate resources.  Capital markets revenue is considered a significant source of noninterest income.  Salaries and benefits expense and occupancy expense are considered  significant noninterest expenses.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22. Business Segment Information (continued)

Selected financial information on the Company’s business segments is presented as follows as of and for the years ended December 31, 2024, 2023, and 2022:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All other	Eliminations	Total

	(dollars in thousands)
Year Ended December 31, 2024
Interest and dividend income	$148,530	$126,316	$80,650	$126,977	$294	$(910)	$481,857
Interest expense	76,027	54,476	34,762	70,143	17,088	(2,427)	250,069
Net interest income	72,503	71,840	45,888	56,834	(16,794)	1,517	231,788
Provision for credit losses	10,460	5,365	(154)	1,427	—	—	17,098
Noninterest income
Capital markets revenue	270	62,418	—	8,369	—	—	71,057
Other segment revenue items	19,115	10,666	5,603	10,326	145,001	(146,239)	44,472
Total noninterest income	19,385	73,084	5,603	18,695	145,001	(146,239)	115,529
Noninterest expense
Salaries and benefits expense	32,062	36,521	18,403	29,642	11,558	—	128,186
Occupancy expense	5,963	6,221	4,577	6,700	1,952	—	25,413
Other segment expense items	18,954	14,373	8,480	11,651	3,004	(2,419)	54,043
Total noninterest expense	56,979	57,115	31,460	47,993	16,514	(2,419)	207,642
Income tax expense	2,019	10,383	619	(30)	(4,264)	—	8,727
Net income (loss) from continuing operations	$22,430	$72,061	$19,566	$26,139	$115,957	$(142,303)	$113,850

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	628	865	9,568	—	—	11,061
Total assets	2,588,587	2,614,570	1,531,559	2,342,958	1,332,834	(1,384,478)	9,026,030

Year Ended December 31, 2023
Interest and dividend income	$128,280	$108,113	$68,069	$110,130	$181	$(1,363)	$413,410
Interest expense	60,379	40,700	24,413	53,464	16,066	(2,618)	192,404
Net interest income	67,901	67,413	43,656	56,666	(15,885)	1,255	221,006
Provision for credit losses	12,512	2,139	1,248	640	—	—	16,539
Noninterest income
Capital markets revenue	246	82,593	—	9,226	—	—	92,065
Other segment revenue items	16,849	10,587	5,184	8,682	142,427	(143,110)	40,619
Total noninterest income	17,095	93,180	5,184	17,908	142,427	(143,110)	132,684
Noninterest expense
Salaries and benefits expense	28,470	51,733	16,749	29,727	9,940	—	136,619
Occupancy expense	5,627	6,029	4,489	7,108	1,778	—	25,031
Other segment expense items	14,693	14,457	7,997	11,749	2,284	(2,299)	48,881
Total noninterest expense	48,790	72,219	29,235	48,584	14,002	(2,299)	210,531
Income tax expense	1,927	13,857	330	71	(3,123)	—	13,062
Net income (loss) from continuing operations	$21,767	$72,378	$18,027	$25,279	$115,663	$(139,556)	$113,558

Goodwill	$3,223	$14,980	$9,888	$110,936	$—	$—	$139,027
Intangibles	—	883	1,430	11,508	—	—	13,821
Total assets	2,448,957	2,419,146	1,426,202	2,281,296	1,213,954	(1,250,661)	8,538,894

Year Ended December 31, 2022
Interest and dividend income	$88,195	$75,411	$48,604	$79,266	$58	$1,037	$292,571
Interest expense	16,591	10,019	7,824	15,532	11,835	(350)	61,451
Net interest income	71,604	65,392	40,780	63,734	(11,777)	1,387	231,120
Provision for loan/lease losses	1,073	(961)	(1,336)	9,508	—	—	8,284
Noninterest income
Capital markets revenue	479	38,772	144	1,914	—	—	41,309
Other segment revenue items	14,946	13,887	5,381	6,700	131,865	(133,359)	39,420
Total noninterest income	15,425	52,659	5,525	8,614	131,865	(133,359)	80,729
Noninterest expense
Salaries and benefits expense	27,895	36,339	16,180	19,403	15,551	—	115,368
Occupancy expense	4,953	5,376	4,513	5,447	1,686	—	21,975
Other segment expense items	12,148	12,537	7,961	8,606	13,215	(1,794)	52,673
Total noninterest expense	44,996	54,252	28,654	33,456	30,452	(1,794)	190,016
Income tax expense	7,110	11,185	1,762	5,094	(10,668)	—	14,483
Net income (loss) from continuing operations	$33,850	$53,575	$17,225	$24,290	$100,304	$(130,178)	$99,066

Goodwill	$3,223	$14,980	$9,888	$109,516	$—	$—	$137,607
Intangibles	—	1,225	2,027	13,507	—	—	16,759
Total assets	2,312,012	2,185,500	1,297,812	2,146,474	1,086,351	(1,079,312)	7,948,837

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22. Business Segment Information (continued)

Intercompany eliminations included in the selected financial information on the Company’s business segments consist of equity in net income of each subsidiary bank and investment in each subsidiary bank as follows:

	Commercial Banking
	QCBT	CRBT	CSB	GB	Total

	(dollars in thousands)
Year Ended December 31, 2024
Other segment revenue items:
Equity in net income of subsidiary bank	$22,430	$72,061	$19,566	$26,140	$140,197
Total assets:
Investment in subsidiary bank	280,945	423,857	173,133	381,636	1,259,571

Year Ended December 31, 2023
Other segment revenue items:
Equity in net income of subsidiary bank	$21,766	$72,378	$18,027	$25,280	$137,451
Total assets:
Investment in subsidiary bank	$260,160	353,299	153,838	355,506	1,122,803

Year Ended December 31, 2022
Other segment revenue items:
Equity in net income of subsidiary bank	$33,850	$53,576	$17,225	$24,289	$128,940
Total assets:
Investment in subsidiary bank	238,631	277,812	122,826	326,704	965,973

.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) promulgated under the Exchange Act) as of December 31, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was: (1) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures; and (2) recorded, processed, summarized and reported as and when required.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2024. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.

RSM US LLP, the Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024, which is included on the following pages of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QCR Holdings, Inc. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited QCR Holdings, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements and our report dated February 28, 2025, expressed an unqualified opinion.

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

/s/ RSM US LLP

Davenport, Iowa

February 28, 2025

Changes in Internal Control over Financial Reporting. There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably like to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Directors,” “Corporate Governance and the Board of Directors,” “Our Executive Management Team,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Transactions with Management and Directors” in the Company’s 2025 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s 2025 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s 2025 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end,  and is incorporated herein by reference.

The table below sets forth information with respect to the compensation plans under which our equity securities are authorized for issuance as of December 31, 2024:

EQUITY COMPENSATION PLAN INFORMATION
Number of securities remaining
	Number of securities to be			available for future issuance
	issued upon exercise of		Weighted-average exercise price	under equity compensation
	outstanding options, warrants,		of outstanding options,	plans (excluding securities
Plan category	and rights		warrants, and rights (1)	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	286,970	(2)	$39.70	939,412	(3)

Equity compensation plans not approved by security holders	—		—	—

Total	286,970	(2)	$39.70	939,412	(3)

(1)	The weighted average exercise price only relates to outstanding option awards.
(2)	Includes 220,846 shares issuable upon the exercise of outstanding option awards under the 2013 Equity Incentive Plan, 2016 Equity Incentive Plan and 2024 Equity Incentive Plan and 64,620 shares issuable upon the vesting and settlement of outstanding restricted stock unit awards and 1,504 shares issuable upon the vesting and settlement of outstanding performance share unit awards, assuming achievement of target performance, under the 2016 Equity Incentive Plan and the 2024 Equity Incentive Plan.
(3)	Includes 622,344 and 317,068 shares available for issuance under the 2024 Equity Incentive Plan and the 2022 Purchase Plan, respectively.

There are 92,460 shares subject to purchase during the 2022 Purchase Plan’s current purchase period.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management and Directors” in the Company’s 2025 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end,  and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2025 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, and is incorporated herein by reference.

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

3.2	Bylaws of QCR Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 19, 2022).

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

4.2	Description of the Company’s Securities (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2019).

10.1	Dividend Reinvestment Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 99.1 of Company’s Form S-3D, File No. 333-102699 filed on January 24, 2003).

10.2+

Amended and Restated Executive Deferred Compensation Plan Participation Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 19, 2013 (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.3+

Amended and Restated Executive Deferred Compensation Plan Participation Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 19, 2013 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

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

10.6+	QCR Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 22, 2012).

10.7+	QCR Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 20, 2013).

10.8+

Form of Participation Agreement under the QCR Holdings, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

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

10.11+

Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between Quad City Bank and Trust Company and John H. Anderson, amended and restated, dated December 22, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 28, 2016).

10.12+

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed on October 27, 2016 (File No. 333-214282)).

10.13+

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-8 filed on October 27, 2016 (File No. 333-214282)).

10.14+

Form of QCR Holdings, Inc. 2016 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 filed on October 27, 2016 (File No. 333-214282)).

10.15+	Employment Agreement, dated October 24, 2017, between QCR Holdings, Inc. and Kurt Gibson (filed herewith).

10.16+	Employment Agreement, dated April 17, 2018, between QCR Holdings, Inc. and Monte McNew (filed herewith).

10.17+

Employment Agreement, dated November 19, 2018, between QCR Holdings, Inc. and Larry Helling (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 19, 2018).

10.18+

Employment Agreement, dated November 19, 2018, between QCR Holdings, Inc. and Todd A. Gipple (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 19, 2018).

10.19+

Employment Agreement, dated January 9, 2019, between QCR Holdings, Inc., Quad City Bank and Trust Company, and John Anderson (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2019).

10.20+

Addendum to Employment Agreement, dated May 20, 2024, between QCR Holdings, Inc., Quad City Bank and Trust Company, and John H. Anderson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 20, 2024).

10.21+

Executive Deferred Compensation Plan Participation Agreement, dated December 16, 2016, between Quad City Bank and Trust Company and John H. Anderson (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2019).

10.22+	QCR Holdings, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 8, 2022).

10.23+	QCR Holdings Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.24+	Quad City Bank and Trust Co. Employee Insurance Bonus Plan (filed herewith).

10.25+	Form of Quad City Bank and Trust Co. Employee Insurance Bonus Plan Participation Agreement (filed herewith).

10.26+	QCR Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on April 8, 2024).

10.27+

Form of QCR Holdings, Inc. 2024 Equity Incentive Plan Nonqualified Stock Option Award Agreement, (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 filed on May 17, 2024).

10.28+

Form of QCR Holdings, Inc. 2024 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-8 filed on May 17, 2024).

10.29+

Form of QCR Holdings, Inc. 2024 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 filed on May 17, 2024).

10.30+

Consulting Services Agreement, dated January 3, 2025, between Quad City Bank and Trust Company and John H. Anderson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 8, 2025).

10.31+	QCR Holdings, Inc. 1997 Deferred Income Plan (filed herewith).

10.32+

Transitional Employment Agreement, dated February 20, 2025, by and between QCR Holdings, Inc. and Larry J. Helling (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24,2025).

10.33+

Employment Agreement, dated February 20, 2025, by and between QCR Holdings, Inc. and Todd A. Gipple (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 24, 2025).

10.34+

Employment Agreement, dated February 20, 2025, by and between QCR Holdings, Inc. and Nick W. Anderson (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 24, 2025).

19.1	Insider trading policy (filed herewith).

21.1	Subsidiaries of QCR Holdings, Inc. (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm - RSM US LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97.1	QCR Holdings, Inc. Clawback Policy (filed herewith).

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the years ended December 31, 2024, December 31, 2023 and December 31, 2022; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, December 31, 2023, and December 31, 2022; (iv) Consolidated Statements of Changes in Stockholders Equity for the years ended December 31, 2024, December 31, 2023 and December 31, 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, December 31, 2023 and December 31, 2022; and (vi) Notes to Consolidated Financial Statements.

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

QCR HOLDINGS, INC.

Dated: February 28, 2025	By:	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer
(Principal Executive Officer)

Dated: February 28, 2025	By:	/s/ Todd A. Gipple
Todd A. Gipple
President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 28, 2025	By:	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES

Signature	Title	Date

/s/ Marie Z. Ziegler	Chair of the Board of Directors	February 28, 2025
Marie Ziegler

/s/ James M. Field	Vice-Chair of the Board of Directors	February 28, 2025
James Field

/s/ Larry J. Helling	Chief Executive Officer and Director	February 28, 2025
Larry J. Helling

/s/ John-Paul E. Besong	Director	February 28, 2025
John-Paul E. Besong

/s/ Todd A. Gipple	President, Chief Financial Officer and Director	February 28, 2025
Todd A. Gipple

/s/ Mary Kay Bates	Director	February 28, 2025
Mary Kay Bates

/s/ Mark C. Kilmer	Director	February 28, 2025
Mark C. Kilmer

/s/ John F. Griesemer	Director	February 28, 2025
John Griesemer

/s/ Brent R. Cobb	Director	February 28, 2025
Brent R. Cobb

/s/ Elizabeth S. Jacobs	Director	February 28, 2025
Elizabeth S. Jacobs
/s
/s/ Donna J. Sorensen, J.D.	Director	February 28, 2025
Donna J. Sorenson

/s/ Amy L. Reasner	Director	February 28, 2025
Amy L. Reasner

/s/ James R. Batten	Director	February 28, 2025

James R. Batten

Appendix A

SUPERVISION AND REGULATION

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various banking agencies, including the Iowa Division of Banking, the Missouri Division of Finance, the Federal Reserve, the FDIC and the CFPB. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, and anti-money laundering and sanctions laws enforced by the Treasury have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These laws, and the regulations of the banking agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments that the Company and the Banks may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability of the Company or the Banks to merge, consolidate and acquire, dealings with the Company’s and the Banks’ insiders and affiliates and the Company’s payment of dividends.

In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and other systemically important financial institutions, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“Regulatory Relief Act”) eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. These reforms have been favorable to the Company’s operations. It is anticipated that the Trump Administration and the current U.S. Congress likely will not increase the regulatory burden on community banking organizations and may seek to reduce and streamline certain prudential and regulatory requirements applicable to community banking organizations at a federal level based on statements made by relevant congressional leaders and the acting leaders of certain federal banking agencies.  At this time, however, it is not possible to predict with any certainty the actual impact that the Trump Administration may have on the banking industry or the operations of the Company or the Banks.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations. The approach to supervision adopted by each banking agency may have significant impacts on the operations and results of the Company and the Banks, as well as the banking industry in general.  Based on statements made by congressional leaders and the acting leaders of certain federal banking agencies, there may be changes in the supervisory processes and approach made by the Trump Administration banking agencies, but it is not possible at this time to predict the specific changes (or the timing of any such changes) that may be made.

The Company, which currently has $9.03 billion in total consolidated assets as of December 31, 2024, is closely monitoring the size of its total consolidated assets as it nears the $10 billion total asset threshold. At this $10 billion threshold, the Company and the Banks would become subject to certain significant changes in their regulatory and compliance requirements. The Company would also face changes in the approach to its supervision by the Federal Reserve. Because each of the Banks would not separately reach the $10 billion threshold, certain requirements that would otherwise be triggered by reaching this threshold may not apply to the Company or the Banks.

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

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as banks, as well as their holding companies (i.e., banking organizations) generally are required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels. Banking organizations have been required to hold minimum levels of capital based on guidelines established by the banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets.” Beginning in 1989, the capital guidelines for U.S. banking organizations have been based upon international capital accords (known as “Basel” rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. federal banking agencies on an interagency basis. These accords recognized that bank assets, for the purpose of the capital ratio calculations, needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored into the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule.  The U.S. banking agencies adopted the U.S. Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015 (the “Basel III Rule”). The Basel III Rule established capital standards for banking organizations that are meaningfully more stringent than those established previously and are still in effect today.

The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national banks, state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and the Banks are each subject to the Basel III Rule.

Risk-Weighting Assets.  Three of the required capital ratios imposed under the Basel III Rule, as discussed immediately below, are calculated using a denominator of total “risk-weighted” assets. In the calculation of so-called “risk weights,” which was introduced in the Basel I accord, bank assets were divided into four basic risk-weighted categories of zero, 20, 50, and 100%.  The Basel III accord required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. Although it uses the same technique introduced by the Basel I accord in assigning assets to risk-weight categories, it significantly increases the number of categories and adds conditions to the assignment of certain risk weights.  Risk weights were established as high as 250% for certain commercial real estate exposures, and higher for certain derivatives.

The assignment of risk weights is likely to continue to be under review by the federal banking agencies as they seek to implement certain remaining elements of the Basel III accords. In July 2023, the Biden Administration banking agencies had proposed wide-ranging and significant changes to the Basel III Rules (the “Basel III Endgame Proposal”), which would have, among other requirements, imposed structural changes to the calculation of capital requirements and risk-weighted assets. The Basel III Endgame Proposal would generally have impacted the capital requirements applicable to banking organizations with $100 billion or more in total assets, and as a general matter, would not have impacted the Company. The Basel III Endgame Proposal has not been, and is not expected to be, adopted in a form substantially similar to the Basel III Endgame Proposal. The Trump Administration banking agencies may issue their own version of this proposal.

Minimum Capital Ratios. The Basel III Rule also increased the required quantity and quality of capital. Not only did it increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations).  The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital if such assets exceeded a percentage of a banking organization’s Common Equity Tier 1 Capital.

The Basel III Rule requires banking organizations to maintain minimum capital ratios as follows:

●	A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
●	A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
●	A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, banking organizations that want to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction also must maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Well-Capitalized Requirements. The ratios described above are minimum standards for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banking organizations to hold more capital and be “well-capitalized.” To that end, federal law and regulations provide various incentives for banking organizations to maintain capital in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels also could be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

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

As of December 31, 2024: (i) none of the Banks was subject to a directive from the Iowa Division of Banking, the Missouri Division of Finance, or the Federal Reserve, as applicable, to increase its capital; and (ii) the Banks were well-capitalized, as defined by Federal Reserve regulations.  As of December 31, 2024, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company is in compliance with the capital conservation buffer.

Prompt Corrective Action. The concept of a national banking organization being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of depository institutions based on the capital level of each particular institution.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks;

(ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification.  Community banking organizations have long raised concerns with federal banking agencies about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule.  In response, the U.S. Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect to comply with its capital requirements under the CBLR framework if it has: (i) less than $10 billion in total consolidated assets, (ii) limited amounts of certain assets and off-balance sheet exposures, and (iii) a CBLR greater than 9%. The Company may elect the CBLR framework at any time, but has not currently determined to do so.

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

In order to maintain its status as a financial holding company, the Company and the Banks must be well-capitalized, well-managed, and the Banks must maintain at least a satisfactory Community Reinvestment Act (“CRA”) rating.  If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to re-achieve compliance with those requirements, but, during the period of noncompliance, the Federal Reserve may place any limitations on the financial holding company that it deems appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that financial holding company will not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agency. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “—The Role of Capital” above.

Dividend Payments. The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and the policies and capital requirements of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the DGCL, which allow the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends must maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and their subsidiary banks, reflecting recognition by the federal banking agencies and U.S. Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. The result is interagency guidance on sound incentive compensation practices for banking organizations.

The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance is directed at large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Under the interagency guidance, smaller banking organizations, like the Company, that use incentive compensation arrangements are expected to implement less extensive, formalized, and detailed policies, procedures, and systems than those of larger banks.

In May 2024, certain of the federal banking and other financial services agencies released a proposed rule regarding certain incentive-based compensation arrangements at certain financial institutions with at least $1 billion in assets, as required under Section 956 of the Dodd-Frank Act. This proposal was largely based on an earlier 2016 proposal. The Federal Reserve and the SEC, however, did not join this proposal, signaling potential interagency misalignment and raising doubts regarding the likelihood of the proposed rule being finalized in its current form. The FDIC has indicated that the agencies will continue to coordinate to reach consensus, but it is not yet clear whether this initiative will continue during the Trump Administration.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits, which may impact the business and operations of the Company and its Banks.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Exchange Act. Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorized the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The Dodd-Frank Act also directed the Federal Reserve, together with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.  As discussed in the “Incentive Compensation” section above, the federal banking and financial services agencies have proposed rules regarding incentive-based compensation arrangements for certain financial institutions, but no rule has been adopted at this time.

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

Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  For institutions like the Banks that are not considered large and highly complex banking organizations, the risk classification is based on examination ratings and financial ratios. A bank’s assessment is then calculated by multiplying its assessment rate by its  assessment base (average consolidated total assets minus its average tangible equity).  The total base assessment rates, effective as of January 1, 2023, currently range from 2.5 basis points to 32 basis points.  However, the maximum rate is 18 basis points for FDIC-insured institutions in the top two categories of examination composite ratings.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its October 2024 semiannual update, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline, and no adjustments to the base assessment rates is currently projected.

In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank to the DIF was approximately $24.1 billion, the FDIC adopted a special assessment for banking organizations with assets of $5 billion or more, beginning with the first quarterly assessment period of 2024 and an invoice payment date of June 28, 2024.  The FDIC will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The special assessment amount for each FDIC-insured institution will be determined at a quarterly rate of 3.36 basis points, multiplied by an institution’s estimated uninsured deposits, reported for the quarter that ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits of the institution (or of the banking organization as a whole for multi-bank holding companies, such as the Company).

Supervisory Assessments. Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 31, 2024, the Iowa Banks paid supervisory assessments to the Iowa Division of Banking totaling $387 thousand and GB paid supervisory assessments to the Missouri Division of Finance totaling $139 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations to pay deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain.  These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Banks, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.

The primary role of liquidity risk management is to: (i) prospectively assess the need for funds to meet obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions.  Basel III includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits). Although these tests do not, and will not, apply to the Banks, their management teams continue to review their liquidity risk management framework in light of regulatory requirements and industry developments. For instance, in July 2024, the FDIC released a request for information on deposits, soliciting information on whether and to what extent certain types of deposits may behave differently from each other (particularly during periods of economic or financial stress), the results of which may impact liquidity monitoring and risk management requirements, including for FDIC-insured institutions like the Banks going forward.

Liability of Commonly Controlled Institutions. Under federal law, FDIC-insured institutions may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured institutions or any assistance provided by the FDIC to commonly controlled FDIC-insured institutions in danger of default. Because the Company controls each of the Banks, the Banks are commonly-controlled for purposes of these provisions of federal law.

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

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2024. Notwithstanding the availability of funds for dividends, however, the Federal Reserve, the FDIC, the Missouri Division of Finance or the Iowa Division of Banking, as applicable, may prohibit the payment of dividends by one of the Banks if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, FDIC-insured institutions that want to pay unrestricted dividends must maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

State Bank Investments , Activities and Acquisitions.  The Banks are permitted to make investments and engage in activities directly or through subsidiaries as authorized by Iowa or Missouri law, as applicable. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Banks.

The Banks may be required to seek approval from their applicable state regulator and the Federal Reserve (or in some cases, the FDIC) before engaging in certain acquisitions or mergers under applicable state and federal law. In 2024, each of the OCC and the FDIC separately released updated policy statements – and in the case of the OCC, a final rule – regarding how each banking agency reviews applications submitted pursuant to the Bank Merger Act based on statutory factors. The acting head of the Trump Administration’s FDIC has indicated that the FDIC may seek to reverse the FDIC’s 2024 policy statement. Although the Federal Reserve did not release any updated policy statement or rules regarding its review process under the Bank Merger Act in recent years, management of the Banks and the Company has considered the impact that the OCC’s and FDIC’s rules and guidance may have on the review of any relevant transactions that the Banks undertake.

Insider Transactions. The Banks are subject to certain restrictions imposed by federal law on “covered transactions” between each Bank and its “affiliates.” The Company is an affiliate of the Banks for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by any of the Banks. Notably, as “sister banks” (i.e., FDIC-insured affiliated banks), the Banks may be subject to certain exemptions from these and other applicable requirements for transactions in which they engage with each other, or with another Bank’s operating subsidiaries. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  Although regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal banking agency may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal banking agency, the agency is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the agency’s order is cured, the agency may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates that the institution pays on deposits, or require the institution to take any action that the agency deems appropriate under the circumstances. Noncompliance with safety and soundness also may constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the banking agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions that they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, third-party relationships and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking organization including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. Each Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls. The banking agencies also have released specific risk management guidance on certain topics, including third-party relationships, in response to the proliferation of relationships between banking organizations and financial technology companies (although the guidance applies more broadly).

Privacy and Cybersecurity. The Banks are subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public personal and other confidential information of their customers. These laws require each Bank to periodically disclose its privacy policies and practices relating to sharing such information, and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact each Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, each Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across all businesses and geographic locations.

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

Community Reinvestment Act Requirements. The CRA requires the Banks to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of their entire communities,

including low- and moderate-income neighborhoods. Federal banking agencies regularly assess each Bank’s record of meeting the credit needs of its communities in dedicated examinations. The Banks’ CRA ratings derived from these examinations can have significant impacts on the activities in which the Banks and the Company may engage. For example, a low CRA rating may impact the review of applications for acquisitions by the Banks, or the Company’s financial holding company status.

On October 24, 2023, the banking agencies issued a final rule to strengthen and modernize the CRA regulations (the “CRA Rule”). Elements of this rule were supposed to become effective on April 1, 2024 (while other elements had much later effective dates). However, the effective date of the CRA Rule was paused because of a preliminary injunction issued in connection with ongoing litigation claiming that the banking agencies exceeded their statutory authority in promulgating the CRA Rule. Despite the impacts of this lawsuit, management of the Banks is continuing to assess the impact of the CRA Rule on their CRA lending and investment activities in their respective markets.

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

Anti-Money Laundering/Countering the Financing of Terrorism/Sanctions. The Bank Secrecy Act (“BSA”) is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. They are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. The so-called Anti-Money Laundering / Countering the Financing of Terrorism (“AML/CFT”) regime under the BSA provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or move funds for other illicit purposes. The laws mandate financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities. The Banks must also comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in CRE is one example of regulatory concern, which has been subject to additional scrutiny by federal banking agencies as well as the SEC (for publicly-traded banking organizations) in recent years. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal banking agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2024, QCBT, CRBT, CSB and GB were in compliance with the 300% guideline for CRE loans.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Banks, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Banks, continue to be examined by their applicable banking agency.

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many initial rules issued by the CFPB, as required by the Dodd-Frank Act, addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act and the CFPB’s enabling regulations imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.”

The CFPB’s rules have not had a significant impact on any Bank operations, except for higher compliance costs. While the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services in recent years, its approach is likely to change during the Trump Administration.

Regulation of QCIA

QCIA provides financial investment services as part of the wealth management operations of the Company. QCIA is an investment adviser registered with the SEC.  The SEC has supervisory, examination and enforcement authority over its operations. The SEC’s focus is primarily for the protection of investors under the federal securities laws. As an operating subsidiary of QCBT, QCIA is also subject to the supervision, examination and enforcement authority of the Iowa Division of Banking and the Federal Reserve as part of the operation of its parent bank.