Form 10-Q
period 2025-03-31
QCR HOLDINGS INC
filed 2025-05-09
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 2025, the Registrant had outstanding 16,931,418 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 31, 2025 and December 31, 2024

	March 31,	December 31,
	2025	2024

	(dollars in thousands)
Assets
Cash and due from banks	$98,994	$91,732
Federal funds sold	8,900	27,150
Interest-bearing deposits at financial institutions	216,816	143,442

Securities held to maturity, at amortized cost, net of allowance for credit losses	874,031	835,797
Securities available for sale, at fair value	264,241	281,109
Securities trading, at fair value	82,445	83,529
Total securities	1,220,717	1,200,435

Loans receivable held for sale	2,025	2,143
Loans/leases receivable held for investment	6,821,142	6,782,261
Gross loans/leases receivable	6,823,167	6,784,404
Less allowance for credit losses	(90,354)	(89,841)
Net loans/leases receivable	6,732,813	6,694,563

Bank-owned life insurance	110,099	109,575
Premises and equipment, net	166,064	159,153
Restricted investment securities	29,302	35,412
Other real estate owned, net	402	661
Goodwill	138,595	138,595
Intangibles	10,400	11,061
Derivatives	180,997	186,781
Other assets	238,680	227,470
Total assets	$9,152,779	$9,026,030

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$963,851	$921,160
Interest-bearing	6,373,539	6,140,027
Total deposits	7,337,390	7,061,187

Short-term borrowings	2,050	1,800
Federal Home Loan Bank advances	145,383	285,383
Subordinated notes	233,595	233,489
Junior subordinated debentures	48,893	48,860
Derivatives	206,925	214,823
Other liabilities	155,796	183,101
Total liabilities	8,130,032	8,028,643

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 March 2025 and December 2024 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 March 2025 - 16,920,363 shares issued and outstanding December 2024 - 16,882,045 shares issued and outstanding	16,920	16,882
Additional paid-in capital	375,111	374,975
Retained earnings	689,953	665,171
Accumulated other comprehensive loss:	`
Securities available for sale	(40,452)	(37,965)
Derivatives	(18,785)	(21,676)
Total stockholders' equity	1,022,747	997,387
Total liabilities and stockholders' equity	$9,152,779	$9,026,030

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended March 31, 2025 and 2024

	2025	2024

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$74,088	$77,131
Nontaxable	26,348	24,128
Securities:
Taxable	4,588	4,261
Nontaxable	9,212	7,386
Interest-bearing deposits at financial institutions	1,804	1,200
Restricted investment securities	534	674
Federal funds sold	99	269
Total interest and dividend income	116,673	115,049

Interest expense:
Deposits	50,387	51,416
Short-term borrowings	18	23
Federal Home Loan Bank advances	1,996	4,738
Subordinated notes	3,602	3,480
Junior subordinated debentures	684	693
Total interest expense	56,687	60,350
Net interest income	59,986	54,699
Provision for credit losses	4,234	2,969
Net interest income after provision for credit losses	55,752	51,730

Noninterest income:
Trust fees	3,686	3,199
Investment advisory and management fees	1,254	1,101
Deposit service fees	2,183	2,022
Gains on sales of residential real estate loans, net	297	382
Gains on sales of government guaranteed portions of loans, net	61	24
Capital markets revenue	6,516	16,457
Earnings on bank-owned life insurance	524	868
Debit card fees	1,488	1,466
Correspondent banking fees	614	512
Loan related fee income	898	836
Fair value loss on derivatives and trading securities	(1,007)	(163)
Other	378	154
Total noninterest income	16,892	26,858

Noninterest expense:
Salaries and employee benefits	27,364	31,860
Occupancy and equipment expense	6,455	6,514
Professional and data processing fees	5,144	4,613
FDIC insurance, other insurance and regulatory fees	1,970	1,945
Loan/lease expense	381	378
Net cost of (income from) and losses/(gains) on operations of other real estate	(9)	(30)
Advertising and marketing	1,613	1,483
Communication and data connectivity	290	401
Supplies	207	275
Bank service charges	596	568
Correspondent banking expense	329	305
Intangibles amortization	661	690
Payment card processing	594	646
Trust expense	357	425
Other	587	617
Total noninterest expense	46,539	50,690
Net income before income taxes	26,105	27,898
Federal and state income tax expense	308	1,172
Net income	$25,797	$26,726

Basic earnings per common share	$1.53	$1.59
Diluted earnings per common share	$1.52	$1.58

Weighted average common shares outstanding	16,900,785	16,783,348
Weighted average common and common equivalent shares outstanding	17,013,992	16,910,675

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

For the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)

Net income	$25,797	$26,726

Other comprehensive income (loss):

Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period before tax	(3,301)	(3,246)
Less: reclassification adjusted for impairment gains included in net income before tax	—	445
	(3,301)	(3,691)

Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	3,868	(3,604)
Less: reclassification adjustment for caplet amortization before tax	—	(121)
	3,868	(3,483)

Other comprehensive income (loss), before tax	567	(7,174)
Tax expense (benefit)	163	(1,801)
Other comprehensive income (loss), net of tax	404	(5,373)

Comprehensive income	$26,201	$21,353

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2025 and 2024

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2024	$16,882	$374,975	$665,171	$(59,641)	$997,387
Net income	—	—	25,797	—	25,797
Other comprehensive income, net of tax	—	—	—	404	404
Common cash dividends declared, $0.06 per share	—	—	(1,015)	—	(1,015)
Stock-based compensation expense	—	1,299	—	—	1,299
Issuance of common stock under employee benefit plans	38	(1,163)	—	—	(1,125)
Balance, March 31, 2025	$16,920	$375,111	$689,953	$(59,237)	$1,022,747

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2023	$16,749	$370,814	$554,992	$(55,959)	$886,596
Net income	—	—	26,726	—	26,726
Other comprehensive loss, net of tax	—	—	—	(5,373)	(5,373)
Common cash dividends declared, $0.06 per share	—	—	(1,008)	—	(1,008)
Stock-based compensation expense	—	124	—	—	124
Issuance of common stock under employee benefit plans	58	219	—	—	277
Balance, March 31, 2024	$16,807	$371,157	$580,710	$(61,332)	$907,342

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2025 and 2024

	2025	2024

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,797	$26,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,208	2,240
Provision for credit losses	4,234	2,969
Stock-based compensation expense	1,299	124
Deferred compensation expense accrued	1,444	1,652
Gains on other real estate owned, net	(31)	(52)
Amortization of premiums on securities, net	719	126
Caplet amortization	—	121
Fair value loss on derivatives and trading securities	1,007	163
Ineffectiveness on fair value hedges	16	1
Loans originated for sale	(16,211)	(18,508)
Proceeds on sales of loans	16,687	20,980
Gains on sales of residential real estate loans	(297)	(382)
Gains on sales of government guaranteed portions of loans	(61)	(24)
Gains on sales and disposals of premises and equipment	—	(2)
Amortization of intangibles	661	690
Accretion of acquisition fair value adjustments, net	(184)	(363)
Increase in cash value of bank-owned life insurance	(524)	(868)
Increase in other assets	(12,182)	(9,843)
Decrease in other liabilities	(28,136)	(23,006)
Net cash provided by (used in) provided by operating activities	$(3,554)	$2,744

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	18,250	31,300
Net (increase) decrease in interest-bearing deposits at financial institutions	(73,374)	32,049
Proceeds from sales of other real estate owned	400	615
Activity in securities portfolio:
Purchases	(48,301)	(43,631)
Calls, maturities and redemptions	13,985	8,498
Paydowns	10,014	5,001
Sales	—	445
Activity in restricted investment securities:
Purchases	(64)	(661)
Redemptions	6,174	10,575
Net increase in loans/leases originated and held for investment	(41,464)	(114,173)
Purchase of premises and equipment	(9,119)	(12,142)
Proceeds from sales of premises and equipment	—	2
Net cash used in investing activities	$(123,499)	$(82,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	276,203	292,770
Net increase in short-term borrowings	250	1,200
Activity in Federal Home Loan Bank advances:
Net change in short-term and overnight advances	(140,000)	(230,000)
Payment of cash dividends on common stock	(1,013)	(1,004)
Proceeds from issuance of common stock, net	(1,125)	277
Net cash provided by financing activities	$134,315	$63,243

Net increase (decrease) in cash and due from banks	7,262	(16,135)

Cash and due from banks, beginning	91,732	97,123
Cash and due from banks, ending	$98,994	$80,988

	2025	2024

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments for:
Interest	$57,886	$59,566
Income/franchise taxes	43	56

Supplemental schedule of noncash investing activities:
Change in fair value of fair value hedges	(1,556)	—
Transfers of loans to other real estate owned	110	—
Transfer of loans to held for sale for securitizations in preparation	—	274,816
Decrease in the fair value of back-to-back interest rate swap assets and liabilities	(4,952)	(4,816)
Dividends payable	1,015	1,008

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The interim unaudited Consolidated Financial Statements contained herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2024, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 28, 2025. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited Consolidated Financial Statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended March 31, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025, or for any other period.

The acronyms and abbreviations identified below are used throughout this Quarterly Report on Form 10-Q. It may be helpful to refer back to this page as you read this report.

ACL: Allowance for credit losses	FTEs: Full-time equivalents
AFS: Available for sale	GAAP: Generally Accepted Accounting Principles
Allowance: Allowance for credit losses	GB: Guaranty Bank
AOCI: Accumulated other comprehensive income (loss)	GFED: Guaranty Federal Bancshares, Inc.
ASC: Accounting Standards Codification	HTM: Held to maturity
ASU: Accounting Standards Update	ICS: Insured Cash Sweep
BOLI: Bank-owned life insurance	LIHTC: Low-income housing tax credit
Caps: Interest rate cap derivatives	m2: m2 Equipment Finance, LLC
CDARS: Certificate of Deposit Account Registry Service	NIM: Net interest margin
CECL: Current Expected Credit Losses	NPA: Nonperforming asset
Community National: Community National Bancorporation	NPL: Nonperforming loan
Company: QCR Holdings, Inc.	OBS: Off-balance sheet
CRBT: Cedar Rapids Bank & Trust Company	OREO: Other real estate owned
CRE: Commercial real estate	PCAOB: Public Company Accounting Oversight Board
CSB: Community State Bank	Provision: Provision for credit losses
C&I: Commercial and industrial	QCBT: Quad City Bank & Trust Company
EBA: Excess balance account	ROAA: Return on average assets
EPS: Earnings per share	ROAE: Return on average equity
Exchange Act: Securities Exchange Act of 1934, as	SEC: Securities and Exchange Commission
amended	SOFR: Secured Overnight Financing Rate
FASB: Financial Accounting Standards Board	SPE: Special purpose entity
FDIC: Federal Deposit Insurance Corporation	Swaption: Swap option
Federal Reserve: Board of Governors of the Federal	TA: Tangible assets
Reserve System	TCE: Tangible common equity
FHLB: Federal Home Loan Bank	TEY: Tax equivalent yield
FRB: Federal Reserve Bank of Chicago	VIE: Variable interest entities

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

In March 2024, the FASB issued ASU 2024-01, “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” Under the standard, the accounting guidance improves GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance of “Topic 718, Compensation -  Stock Compensation” for profits interest and similar awards.  The illustrative examples will benefit investors and other allocators of capital by providing them with more consistent information. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, and interim periods within those annual periods.  The standard was adopted on January 1, 2025 and did not have a significant impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses.” Under the standard, the accounting guidance improves disclosures about a public business entity’s expenses, and provides more detailed information about the types of expenses in commonly presented expense captions.  The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.  The standard is not expected to have a significant impact on the Company’s financial statements.

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of March 31, 2025 and December 31, 2024 are summarized as follows:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
March 31, 2025:
Securities HTM:
Municipal securities	$845,226	$(254)	$15,157	$(102,476)	$757,653
Corporate securities	28,018	(8)	4,395	—	32,405
Other securities	1,050	(1)	—	(3)	1,046
	$874,294	$(263)	$19,552	$(102,479)	$791,104

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$19,641	$—	$7	$(2,161)	$17,487
Residential mortgage-backed and related securities	47,841	—	3	(4,650)	43,194
Municipal securities	203,776	—	—	(45,017)	158,759
Asset-backed securities	7,644	—	121	(1)	7,764
Corporate securities	38,868	—	12	(1,843)	37,037
	$317,770	$—	$143	$(53,672)	$264,241

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2024:
Securities HTM:
Municipal securities	$806,992	$(254)	$23,292	$(63,164)	$766,866
Corporate securities	28,018	(8)	4,665	—	32,675
Other securities	1,050	(1)	—	(7)	1,042
	$836,060	$(263)	$27,957	$(63,171)	$800,583

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$23,113	$—	$7	$(2,529)	$20,591
Residential mortgage-backed and related securities	55,641	—	3	(5,602)	50,042
Municipal securities	204,664	—	—	(40,089)	164,575
Asset-backed securities	9,053	—	171	—	9,224
Corporate securities	38,866	—	4	(2,193)	36,677
	$331,337	$—	$185	$(50,413)	$281,109

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2025, and December 31, 2024, are summarized in the tables below. Securities AFS, for which an allowance for credit losses has been provided, are not included in these disclosures as there are no unrealized losses remaining after consideration of the ACL.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
March 31, 2025:
Securities HTM:
Municipal securities	$116,260	$(35,513)	$392,935	$(66,963)	$509,195	$(102,476)
Other securities	500	(1)	547	(2)	1,047	(3)
	$116,760	$(35,514)	$393,482	$(66,965)	$510,242	$(102,479)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$3,346	$(1)	$13,551	$(2,160)	$16,897	$(2,161)
Residential mortgage-backed and related securities	1,261	(9)	41,752	(4,641)	43,013	(4,650)
Municipal securities	789	(10)	157,969	(45,007)	158,759	(45,017)
Asset-backed securities	2,730	(1)	—	—	2,730	(1)
Corporate securities	—	—	33,841	(1,843)	33,841	(1,843)
	$8,126	$(21)	$247,113	$(53,651)	$255,240	$(53,672)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2024:
Securities HTM:
Municipal securities	$162,914	$(14,382)	$253,818	$(48,782)	$416,732	$(63,164)
Other securities	500	—	543	(7)	1,043	(7)
	$163,414	$(14,382)	$254,361	$(48,789)	$417,775	$(63,171)

Securities AFS:
U.S. govt. sponsored agency securities	$6,522	$(2)	$13,369	$(2,527)	$19,891	$(2,529)
Residential mortgage-backed and related securities	1,337	(24)	48,520	(5,578)	49,857	(5,602)
Municipal securities	798	(6)	163,777	(40,083)	164,575	(40,089)
Corporate securities	—	—	35,712	(2,193)	35,712	(2,193)
	$8,657	$(32)	$261,378	$(50,381)	$270,035	$(50,413)

On March 31, 2025, the investment portfolio included 672 securities. Of this number, 577 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 13.10% of the total amortized cost of the portfolio. Of these 577 securities, there were 521 securities that were in an unrealized loss position for twelve months or more. Management has concluded unrealized losses as of March 31, 2025 were temporary due to the changing interest rate environment.

During 2023, the Company’s impairment evaluation determined that one publicly traded debt security experienced a decline in fair value due to credit quality, rather than market factors. As a result, the Company recognized a credit loss expense of $989 thousand in the first quarter of 2023 and established an ACL on the related AFS security. For the three months ended March 31, 2024, the remaining ACL on the related AFS security was removed as the security had been sold.

The following table presents the activity in the allowance for credit losses for held to maturity and available for sale securities by major security type for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025					Three Months Ended March 31, 2024
	Securities HTM				Securities AFS	Securities HTM			Securities AFS
	Municipal	Corporate	Other		Corporate	Municipal	Other		Corporate
	securities	securities	securities	Total	securities	securities	securities	Total	securities

	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$254	$8	$1	$263	$—	$202	$1	$203	$989
Reduction due to sales	—	—	—	—	—	—	—	—	(544)
Provision	—	—	—	—	—	—	—	—	(445)
Balance, ending	$254	$8	$1	$263	$—	$202	$1	$203	$—

Trading securities had a fair value of $82.4 million as of March 31, 2025 and $83.5 million as of December 31, 2024 and consist of retained beneficial interests acquired in conjunction with Freddie Mac securitizations completed by the Company in 2023 and 2024. The change in fair value on trading securities for the three months ended March 31, 2025 was a net loss of $809 thousand. The change in market value on trading securities for the three months ended March 31, 2024 was a net gain of $19 thousand. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

There were no transfers of securities between classifications for the three months ended March 31, 2025 or 2024.

There were no sales of securities for the three months ended March 31, 2025. There was one security sold during the three months ended March 31, 2024 which was identified as AFS. Information on proceeds received, as well as the gains and losses from the sale of securities, are as follows:

Three Months Ended
	March 31, 2025	March 31, 2024

(dollars in thousands)

Proceeds from sales of securities	$—	$445
Gross gains from sales of securities	—	—
Gross losses from sales of securities	—	—

The amortized cost and fair value of securities as of March 31, 2025 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$1,230	$1,227
Due after one year through five years	29,343	26,735
Due after five years	843,721	763,142
	$874,294	$791,104
Securities AFS:
Due in one year or less	$3,279	$3,277
Due after one year through five years	20,105	19,370
Due after five years	238,901	190,636
	262,285	213,283
Residential mortgage-backed and related securities	47,841	43,194
Asset-backed securities	7,644	7,764
	$317,770	$264,241

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows as of March 31, 2025:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	281,875	266,459
Corporate securities	28,018	32,404
	$309,893	$298,863

Securities AFS:
Municipal securities	203,630	158,627
Corporate securities	37,905	36,068
	$241,535	$194,695

As of March 31, 2025, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 80 issuers with fair values totaling $107.4 million and revenue bonds, issued by 163 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $808.3 million. The Company also held investments in general obligation bonds in 18 states, including 10 states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 31 states, including 13 states in which the aggregate fair value exceeded $5.0 million.

As of December 31, 2024, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 79 issuers with fair values totaling $103.5 million and revenue bonds, issued by 165 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $828.0 million. The Company also held investments in general obligation bonds in 18 states, including nine states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 31 states, including 13 states in which the aggregate fair value exceeded $5.0 million.

The Company monitors the investments and concentration closely. Both general obligation and revenue bonds are diversified across many issuers. As of March 31, 2025 and December 31, 2024, the Company did not hold general obligation bonds of any single issuer, that in aggregate exceed 10% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to the Company’s loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of March 31, 2025, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of March 31, 2025, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of March 31, 2025 and December 31, 2024 is presented as follows:

	March 31, 2025	December 31, 2024

	(dollars in thousands)
C&I:
C&I - revolving	$388,479	$387,991
C&I - other *	1,444,119	1,514,932
	1,832,598	1,902,923

CRE - owner occupied	599,488	605,993
CRE - non-owner occupied	1,040,281	1,077,852
Construction and land development	1,419,208	1,313,543
Multi-family	1,178,299	1,132,110
Direct financing leases**	14,773	17,076
1-4 family real estate***	592,127	588,179
Consumer	146,393	146,728
	6,823,167	6,784,404
Allowance for credit losses	(90,354)	(89,841)
	$6,732,813	$6,694,563
** Direct financing leases:
Net minimum lease payments to be received	$15,931	$18,506
Estimated unguaranteed residual values of leased assets	165	165
Unearned lease/residual income	(1,323)	(1,595)
	14,773	17,076
Less allowance for credit losses	(485)	(580)
	$14,288	$16,496

*      Includes equipment financing agreements outstanding through m2, totaling $270.2 million and $303.2 million as of March 31, 2025 and December 31, 2024, respectively.

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

***  Includes residential real estate held for sale totaling $2.0 million and $2.1 million as of March 31, 2025 and December 31, 2024, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $46.1 million at both March 31, 2025 and December 31, 2024, and was included in Other Assets on the consolidated balance sheets.

Changes in accretable discounts on acquired loans for the three months ended March 31, 2025 and 2024, respectively, are presented as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	Performing	Performing
	Loans	Loans

	(dollars in thousands)

Balance at the beginning of the period	$(2,310)	$(3,891)
Accretion recognized	195	352
Balance at the end of the period	$(2,115)	$(3,539)

The aging of the loan/lease portfolio by classes of loans/leases as of March 31, 2025 and December 31, 2024 is presented as follows:

	As of March 31, 2025
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$384,613	$430	$—	$—	$3,436	$388,479
C&I - other	1,397,794	8,427	6,419	6	31,473	1,444,119
CRE - owner occupied	595,764	1,194	—	—	2,530	599,488
CRE - non-owner occupied	1,037,520	—	—	—	2,761	1,040,281
Construction and land development	1,400,875	—	13,865	350	4,118	1,419,208
Multi-family	1,168,002	10,297	—	—	—	1,178,299
Direct financing leases	14,155	368	45	—	205	14,773
1-4 family real estate	588,161	1,606	—	—	2,360	592,127
Consumer	145,741	86	190	—	376	146,393
	$6,732,625	$22,408	$20,519	$356	$47,259	$6,823,167

As a percentage of total loan/lease portfolio	98.67%	0.33%	0.30%	0.01%	0.69%	100.00%

	As of December 31, 2024
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I
C&I - revolving	$387,767	$30	$—	$—	$194	$387,991
C&I - other	1,474,729	13,159	2,931	2	24,111	1,514,932
CRE - owner occupied	604,550	173	454	—	816	605,993
CRE - non-owner occupied	1,074,541	85	—	—	3,226	1,077,852
Construction and land development	1,300,893	8	—	4,188	8,454	1,313,543
Multi-family	1,132,110	—	—	—	—	1,132,110
Direct financing leases	16,622	60	135	—	259	17,076
1-4 family real estate	579,943	4,910	539	80	2,707	588,179
Consumer	146,172	235	8	—	313	146,728
	$6,717,327	$18,660	$4,067	$4,270	$40,080	$6,784,404

As a percentage of total loan/lease portfolio	99.01%	0.28%	0.06%	0.06%	0.59%	100.00%

NPLs by classes of loans/leases as of March 31, 2025 and December 31, 2024 are presented as follows:

	As of March 31, 2025
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$186	$3,250	$3,436	7%
C&I - other	6	29,387	2,086	31,479	66
CRE - owner occupied	—	1,176	1,354	2,530	5
CRE - non-owner occupied	—	2,761	—	2,761	6
Construction and land development	350	4,118	—	4,468	9
Multi-family	—	—	—	—	-
Direct financing leases	—	205	—	205	1
1-4 family real estate	—	2,026	334	2,360	5
Consumer	—	376	—	376	1
	$356	$40,235	$7,024	$47,615	100%

	As of December 31, 2024
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)

C&I:
C&I - revolving	$—	$193	$1	$194	-%
C&I - other	2	20,849	3,262	24,113	54
CRE - owner occupied	—	816	—	816	2
CRE - non-owner occupied	—	2,686	540	3,226	7
Construction and land development	4,188	—	8,454	12,642	29
Multi-family	—	—	—	—	-
Direct financing leases	—	259	—	259	1
1-4 family real estate	80	2,366	341	2,787	6
Consumer	—	313	—	313	1
	$4,270	$27,482	$12,598	$44,350	100%

The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2025 and 2024.

Changes in the ACL on loans/leases by portfolio segment for the three months ended March 31, 2025 and 2024, respectively, are presented as follows:

	Three Months Ended March 31, 2025
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,856	$34,002	$7,147	$11,137	$15,099	$12,173	$4,934	$1,493	$89,841
Provision	96	2,099	(6)	(76)	1,602	795	187	46	4,743
Charge-offs	—	(4,878)	—	—	—	—	(26)	(40)	(4,944)
Recoveries	—	622	—	—	59	—	—	33	714
Balance, ending	$3,952	$31,845	$7,141	$11,061	$16,760	$12,968	$5,095	$1,532	$90,354

*   Included within the C&I – Other column are ACL on leases with a beginning balance of $580 thousand, provision of $87 thousand, charge-offs of $191 thousand and recoveries of $9 thousand. ACL on leases was $485 thousand as of March 31, 2025.

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

*    Included within the C&I – Other column are ACL on leases with a beginning balance of $992 thousand, provision of $68 thousand, charge-offs of $89 thousand and recoveries of $49 thousand. ACL on leases was $884 thousand as of March 31, 2024.

The composition of the ACL on loans/leases by portfolio segment based on evaluation method are as follows:

	As of March 31, 2025
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$6,647	$381,832	$388,479	$158	$3,794	$3,952
C&I - other*	41,266	1,417,626	1,458,892	11,973	19,872	31,845
	47,913	1,799,458	1,847,371	12,131	23,666	35,797
CRE - owner occupied	30,190	569,298	599,488	2,054	5,087	7,141
CRE - non-owner occupied	16,950	1,023,331	1,040,281	558	10,503	11,061
Construction and land development	5,047	1,414,161	1,419,208	1,353	15,407	16,760
Multi-family	20	1,178,279	1,178,299	2	12,966	12,968
1-4 family real estate	3,027	589,100	592,127	277	4,818	5,095
Consumer	444	145,949	146,393	43	1,489	1,532
	$103,591	$6,719,576	$6,823,167	$16,418	$73,936	$90,354

*   Included within the C&I – other category are leases individually evaluated of $205 thousand with a related allowance for credit losses of $70 thousand and leases collectively evaluated of $14.6 million with a related allowance for credit losses of $415 thousand as of March 31, 2025.

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

*   Included within the C&I – other category are leases individually evaluated of $259 thousand with a related allowance for credit losses of $93 thousand and leases collectively evaluated of $16.8 million with a related allowance for credit losses of $487 thousand as of December 31, 2024.

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$6,647	$—	$—	$—	$—	$—	$—	$6,647
C&I - other*	8,619	—	—	—	4,760	14,518	13,369	41,266
	15,266	—	—	—	4,760	14,518	13,369	47,913
CRE - owner occupied	—	30,145	—	45	—	—	—	30,190
CRE - non-owner occupied	—	—	16,950	—	—	—	—	16,950
Construction and land development	—	—	5,047	—	—	—	—	5,047
Multi-family	—	—	20	—	—	—	—	20
1-4 family real estate	—	—	174	2,853	—	—	—	3,027
Consumer	—	—	—	418	—	—	26	444
	$15,266	$30,145	$22,191	$3,316	$4,760	$14,518	$13,395	$103,591

*   Included within the C&I – other category are leases individually evaluated of $205 thousand with primary collateral of equipment.

	As of December 31, 2024
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$3,404	$—	$—	$—	$—	$—	$—	$3,404
C&I - other*	3,868	—	506	—	4,760	14,197	14,809	38,140
	7,272	—	506	—	4,760	14,197	14,809	41,544
CRE - owner occupied	—	26,760	—	62	—	—	—	26,822
CRE - non-owner occupied	—	—	18,163	—	—	—	—	18,163
Construction and land development	—	—	13,346	—	—	—	—	13,346
Multi-family	—	—	23	—	—	—	—	23
1-4 family real estate	—	—	176	3,287	—	—	—	3,463
Consumer	—	—	34	394	—	—	15	443
	$7,272	$26,760	$32,248	$3,743	$4,760	$14,197	$14,824	$103,804

*   Included within the C&I – other category are leases individually evaluated of $259 thousand with primary collateral of equipment.

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

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of March 31, 2025:

	As of March 31, 2025
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass	$—	$—	$—	$—	$—	$—	$371,632	$371,632
Special Mention	—	—	—	—	—	—	10,300	10,300
Substandard	—	—	—	—	—	—	6,547	6,547
Doubtful	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$388,479	$388,479

C&I - other
Pass	$78,405	$251,383	$335,627	$194,433	$76,302	$198,808	$—	$1,134,958
Special Mention	4,354	2,359	807	899	2,148	680	—	11,247
Substandard	4,377	14,370	630	499	3,056	4,772	—	27,704
Doubtful	—	—	—	—	—	—	—	—
Total C&I - other	$87,136	$268,112	$337,064	$195,831	$81,506	$204,260	$—	$1,173,909

CRE - owner occupied
Pass	$16,505	$63,424	$108,137	$112,852	$97,366	$152,871	$8,458	$559,613
Special Mention	4,171	—	23	1,852	5,655	2,246	—	13,947
Substandard	544	4,919	691	963	1,339	17,472	—	25,928
Doubtful	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$21,220	$68,343	$108,851	$115,667	$104,360	$172,589	$8,458	$599,488

CRE - non-owner occupied
Pass	$58,989	$192,192	$167,883	$244,801	$154,288	$172,959	$19,172	$1,010,284
Special Mention	4,217	1,059	—	384	562	6,825	—	13,047
Substandard	1,763	80	3,644	—	—	11,463	—	16,950
Doubtful	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$64,969	$193,331	$171,527	$245,185	$154,850	$191,247	$19,172	$1,040,281

Construction and land development
Pass	$32,968	$476,119	$571,563	$233,936	$65,051	$53	$33,502	$1,413,192
Special Mention	—	1,529	—	—	74	—	—	1,603
Substandard	201	4,118	94	—	—	—	—	4,413
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$33,169	$481,766	$571,657	$233,936	$65,125	$53	$33,502	$1,419,208

Multi-family
Pass	$67,766	$136,144	$136,053	$268,427	$184,525	$375,318	$7,712	$1,175,945
Special Mention	2,334	—	—	—	—	—	—	2,334
Substandard	—	—	—	—	20	—	—	20
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family	$70,100	$136,144	$136,053	$268,427	$184,545	$375,318	$7,712	$1,178,299

1-4 family real estate
Pass	$30,775	$109,881	$112,805	$86,923	$105,360	$135,563	$5,008	$586,315
Special Mention	1,535	555	146	—	541	8	—	2,785
Substandard	—	20	448	653	531	1,349	26	3,027
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$32,310	$110,456	$113,399	$87,576	$106,432	$136,920	$5,034	$592,127

Consumer
Pass	$3,998	$9,455	$11,828	$5,329	$1,047	$3,569	$110,659	$145,885
Special Mention	—	—	—	—	—	—	64	64
Substandard	—	—	225	37	—	34	148	444
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$3,998	$9,455	$12,053	$5,366	$1,047	$3,603	$110,871	$146,393

Total	$312,902	$1,267,607	$1,450,604	$1,151,988	$697,865	$1,083,990	$573,228	$6,538,184

	As of March 31, 2025
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$3,746	$97,031	$89,290	$48,764	$15,314	$2,943	$—	$257,088
Nonperforming	—	1,735	4,563	4,963	1,773	88	—	13,122
Total C&I - other	$3,746	$98,766	$93,853	$53,727	$17,087	$3,031	$—	$270,210

Direct financing leases
Performing	$106	$715	$6,361	$5,663	$1,159	$564	$—	$14,568
Nonperforming	—	—	59	64	35	47	—	205
Total Direct financing leases	$106	$715	$6,420	$5,727	$1,194	$611	$—	$14,773

Total	$3,852	$99,481	$100,273	$59,454	$18,281	$3,642	$—	$284,983

* Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

The following table shows the gross charge-offs of loans and leases by class of receivable and year of origination for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025							Three Months Ended March 31, 2024
	Gross Charge-off by Origination Year							Gross Charge-off by Origination Year
Classes of Loans/Leases	2025	2024	2023	2022	2021	Prior	Total	2024	2023	2022	2021	2020	Prior	Total

	(dollars in thousands)							(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
C&I - other	—	1,357	1,240	1,664	316	110	4,687	7	678	2,033	522	33	176	3,449
CRE - owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	—	—
CRE - non-owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Direct financing leases	—	136	39	10	—	6	191	—	—	10	24	42	13	89
1-4 family real estate	—	3	—	23	—	—	26	—	—	—	—	—	3	3
Consumer	—	—	40	—	—	—	40	—	—	19	—	—	—	19
	$—	$1,496	$1,319	$1,697	$316	$116	$4,944	$7	$678	$2,062	$546	$75	$192	$3,560

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of December 31, 2024:

	As of December 31, 2024
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

	As of December 31, 2024
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

There were no loan and lease modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2025. Any loan and lease modifications to borrowers experiencing financial difficulty during 2024 were deemed immaterial.

Changes in the ACL for OBS exposures for the three months ended March 31, 2025 and 2024 are presented as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024

	(dollars in thousands)

Balance, beginning	$8,273	$9,529
Provisions (credited) to expense	(509)	(322)
Balance, ending	$7,764	$9,207

NOTE 4 – SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

In prior years, the Company completed four different Freddie Mac sponsored securitizations. The Company retained beneficial interests from each securitization which are classified as trading securities on the consolidated balance sheets. Details related to the securitizations and related VIEs can be found in Note 4 to the Consolidated Financial Statements included under Item 8 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

At March 31, 2025, the Company determined it was not the primary beneficiary of the various VIEs involved in these securitizations primarily because the Company did not have the power to direct the activities that most significantly impact the VIEs. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The Company’s total assets related to the VIEs as of March 31, 2025 and December 31, 2024 were $82.4 million and $83.5 million, respectively and there were no liabilities recorded. The Company’s maximum exposure to loss associated with these VIEs consists of the capital invested plus any unfunded equity commitments that are binding. As of March 31, 2025, the Company’s maximum exposure to loss related to the VIEs was $85.5 million.

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES

Derivatives are summarized as follows as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

	(dollars in thousands)
Assets:
Hedged Derivatives
Cash Flow Hedges
Interest rate swaps	$1,271	$1,905
Unhedged Derivatives
Interest rate caps	—	118
Swaptions	918	998
Interest rate swaps	178,808	183,760
	$180,997	$186,781

Liabilities:
Hedged Derivatives
Cash Flow Hedges
Interest rate swaps	$(26,218)	$(30,623)
Interest rate collars	(8)	(105)
Fair Value Hedges
Interest rate swaps	(1,891)	(335)
Unhedged Derivatives
Interest rate swaps	(178,808)	(183,760)
	$(206,925)	$(214,823)

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

The Company has entered into interest rate swaps to hedge against the risk of rising rates on one of its variable rate subordinated notes and its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet	Notional			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Amount	Receive Rate	Pay Rate	March 31, 2025	December 31, 2024
(dollars in thousands)

QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Assets	$10,000	6.11%	4.54%	$278	$427
Community National Statutory Trust III	9/15/2018	9/15/2028	Derivatives - Assets	3,500	6.31%	4.75%	131	197
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Assets	4,500	6.31%	4.75%	102	153
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Assets	3,000	6.74%	5.17%	87	132
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Assets	10,000	7.44%	5.85%	293	443
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Assets	8,000	7.44%	5.85%	234	353
Guaranty Statutory Trust II	5/23/2019	2/23/2026	Derivatives - Assets	10,310	6.04%	4.09%	146	200
QCR Holdings Subordinated Note	3/1/2024	2/15/2028	Derivatives - Liabilities	65,000	4.46%	4.02%	(706)	(50)
				$114,310			$565	$1,855

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.    The interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	March 31, 2025	December 31, 2024
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	4.45%	$(4,656)	$(5,445)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	4.45%	(6,653)	(7,779)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	4.45%	(5,332)	(6,233)
Loans	10/1/2022	7/1/2031	Derivatives - Liabilities	25,000	1.30%	4.45%	(3,351)	(3,916)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	4.45%	(552)	(720)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	4.45%	(1,840)	(2,400)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	4.45%	(1,288)	(1,680)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	4.45%	(1,840)	(2,400)
				$300,000			$(25,512)	$(30,573)

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate loans.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collar is designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collar is as follows:

							Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	March 31, 2025	December 31, 2024
(dollars in thousands)

Loans	10/1/2022	10/1/2026	Derivatives - Liabilities	$50,000	4.40%	2.44%	$(8)	$(105)

The Company has entered into interest rate swaps to hedge against the risk of rising rates on loans.  The interest rate swaps are designated as fair value hedges in accordance with ASC 815. The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	March 31, 2025	December 31, 2024
(dollars in thousands)

Loans	7/12/2023	8/1/2025	Derivatives - Assets	$15,000	4.34%	4.60%	$(18)	$(35)
Loans	7/12/2023	2/1/2026	Derivatives - Assets	25,000	4.34%	4.38%	(82)	(77)
Loans	7/12/2023	2/1/2026	Derivatives - Assets	15,000	4.34%	4.38%	(49)	(46)
Loans	7/12/2023	2/1/2026	Derivatives - Assets	20,000	4.34%	4.38%	(65)	(61)
Loans	7/12/2023	8/1/2026	Derivatives - Assets	30,000	4.34%	4.21%	(159)	(79)
Loans	7/12/2023	8/1/2026	Derivatives - Assets	15,000	4.34%	4.21%	(79)	(40)
Loans	7/12/2023	8/1/2026	Derivatives - Assets	20,000	4.34%	4.21%	(106)	(53)
Loans	7/12/2023	2/1/2027	Derivatives - Assets	32,500	4.34%	4.08%	(219)	(44)
Loans	7/12/2023	2/1/2027	Derivatives - Assets	15,000	4.34%	4.08%	(101)	(20)
Loans	7/12/2023	2/1/2027	Derivatives - Assets	20,000	4.34%	4.08%	(135)	(27)
Loans	7/12/2023	8/1/2027	Derivatives - Assets	32,500	4.34%	3.98%	(241)	14
Loans	7/12/2023	8/1/2027	Derivatives - Assets	15,000	4.34%	3.98%	(111)	6
Loans	7/12/2023	8/1/2027	Derivatives - Assets	25,000	4.34%	3.98%	(186)	11
Loans	7/12/2023	2/1/2028	Derivatives - Assets	30,000	4.34%	3.90%	(227)	77
Loans	7/12/2023	2/1/2028	Derivatives - Assets	15,000	4.34%	3.90%	(113)	39
				$325,000			$(1,891)	$(335)

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

For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings. The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	March 31, 2025	December 31, 2024
(dollars in thousands)

3/1/2020	3/3/2025	Derivatives - Assets	$25,000	1.90%	$-	$118

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

					Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	March 31, 2025	December 31, 2024
(dollars in thousands)

7/30/2024	7/30/2025	Derivatives - Assets	$77,600	2.13%	$15	$37
7/30/2024	7/30/2025	Derivatives - Assets	33,100	2.62%	100	54
7/30/2024	7/30/2025	Derivatives - Assets	28,254	2.12%	75	48
7/30/2024	7/30/2025	Derivatives - Assets	66,247	2.63%	29	33
7/30/2024	1/29/2026	Derivatives - Assets	20,750	2.63%	145	102
7/30/2024	1/29/2026	Derivatives - Assets	41,700	2.13%	118	77
7/30/2024	1/30/2026	Derivatives - Assets	36,546	2.14%	68	70
7/30/2024	1/30/2026	Derivatives - Assets	18,453	2.64%	92	93
7/30/2024	7/30/2026	Derivatives - Assets	16,100	2.64%	26	140
7/30/2024	7/30/2026	Derivatives - Assets	29,800	2.14%	14	116
7/30/2024	7/30/2026	Derivatives - Assets	25,971	2.14%	105	103
7/30/2024	7/30/2026	Derivatives - Assets	14,280	2.64%	131	125
			$408,801		$918	$998

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

Interest rate swaps that are not designated as hedging instruments are summarized as follows:

	March 31, 2025		December 31, 2024
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$4,241,443	$178,808	$4,148,306	$183,760
Non-Hedging Interest Rate Derivatives Liabilities:
Interest rate swap contracts	$4,241,443	$178,808	$4,148,306	$183,760

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)
Income and expense line items presented in the consolidated statements of income	$116,673	$56,687	$115,049	$60,350

The effects of cash flow hedging:
Gain on interest rate caps on deposits	-	(117)	-	(1,116)
Gain on interest rate swaps on debt	-	(209)	-	(336)
Loss on interest rate swaps and collars on loans	(2,083)	-	(2,974)	-

The effects of fair value hedging:
Gain on interest rate swaps on loans	170	-	977	-

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows, as of the dates presented:

	March 31, 2025	December 31, 2024

	(dollars in thousands)

Cash	$53,401	$39,431
U.S. govt. sponsored agency securities	6,408	6,222
Municipal securities	146,041	151,107
Residential mortgage-backed and related securities	17,322	18,132
	$223,172	$214,892

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

NOTE 6 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025		2024
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

	(dollars in thousands)

Computed "expected" tax expense	$5,482	21.0%	$5,859	21.0%
Tax exempt income, net	(4,390)	(16.8)	(3,775)	(13.5)
Bank-owned life insurance	(110)	(0.4)	(182)	(0.7)
State income taxes, net of federal benefit, current year	448	1.7	1,014	3.6
Tax credits	(457)	(1.8)	(86)	(0.3)
Income from tax credit equity investments	(428)	(1.6)	(596)	(2.1)
Excess tax benefit on stock options exercised and restricted stock awards vested	(490)	(1.9)	(470)	(1.7)
Other	253	1.0	(592)	(2.1)
Federal and state income tax expense	$308	1.2%	$1,172	4.2%

The effective tax rate for the first quarter of 2025 was exceptionally low at 1%, down from 4% in the first quarter of 2024. The decline was primarily due to a combination of the tax benefits from equity compensation in the first quarter of 2025, new state tax credit investments, and lower pre-tax income from lower capital markets revenue. Given a more normalized mix of revenue, the Company expects its effective tax rate to increase in the second quarter of 2025.

Effective January 1, 2024, the Company made an election under ASU 2023-02 to account for its tax credit investments using the proportional amortization method under newly adopted accounting guidance.  Under the proportional amortization method, the Company applies a practical expedient for its tax credit investments and amortizes the initial cost of the qualifying investments in proportion to the income tax credits received in the current period as compared to the total income tax credits expected to be received over the life of the investment.

The following table summarizes the impact to the Consolidated Statements of Income relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	For the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024

	(dollars in thousands)

Tax credits recognized	$2,707	$1,711	$2,204
Other tax benefits recognized	496	618	729
Amortization	(2,192)	(2,084)	(2,061)
Net benefit included in income tax	1,011	245	872

Other income	—	—	—
Allocated income on investments	—	—	—
Net benefit included in noninterest income	—	—	—

Net benefit included in the Consolidated Statements of Income	$1,011	$245	$872

The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three months ending March 31, 2025 and 2024.

NOTE 7 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended
	March 31,
	2025	2024

	(dollars in thousands, except share data)

Net income	$25,797	$26,726

Basic EPS	$1.53	$1.59
Diluted EPS	$1.52	$1.58

Weighted average common shares outstanding	16,900,785	16,783,348
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	113,207	127,327
Weighted average common and common equivalent shares outstanding	17,013,992	16,910,675

NOTE 8 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at March 31, 2025 and December 31, 2024:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
March 31, 2025:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$17,487	$—	$17,487	$—
Residential mortgage-backed and related securities	43,194	—	43,194	—
Municipal securities	158,759	—	158,759	—
Asset-backed securities	7,764	—	7,764	—
Corporate securities	37,037	—	37,037	—
Securities trading	82,445	—	—	82,445
Derivatives	180,997	—	180,997	—
Total assets measured at fair value	$527,683	$—	$445,238	$82,445

Derivatives	$206,925	$—	$206,925	$—
Total liabilities measured at fair value	$206,925	$—	$206,925	$—

December 31, 2024:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$20,591	$—	$20,591	$—
Residential mortgage-backed and related securities	50,042	—	50,042	—
Municipal securities	164,575	—	164,575	—
Asset-backed securities	9,224	—	9,224	—
Corporate securities	36,677	—	36,677	—
Securities trading	83,529	—	—	83,529
Derivatives	186,781	—	186,781	—
Total assets measured at fair value	$551,419	$—	$467,890	$83,529

Derivatives	$214,823	$—	$214,823	$—
Total liabilities measured at fair value	$214,823	$—	$214,823	$—

The securities AFS portfolio consists of securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Trading securities consist of retained beneficial interests from securitizations and are classified as a Level 3 in the fair value hierarchy.  Fair values are estimated using the discounted cash flow method, including discount rates which are deemed to be significant unobservable inputs. As of March 31, 2025, the discount rates ranged from 3.34% to 6.38%.

Changes in fair value of trading securities for the three months ended March 31, 2025 and 2024, respectively, are presented as follows:

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)

Balance at the beginning of the period	$83,529	$22,369
Paydowns	(40)	—
Premium amortization	(235)	(130)
Fair value gain (loss)	(809)	19
Balance at the end of the period	$82,445	$22,258

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

Assets measured at fair value on a non-recurring basis comprised the following at March 31, 2025 and December 31, 2024:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

March 31, 2025:
Loans/leases evaluated individually	$54,859	$—	$—	$54,859
OREO	434	—	—	434
	$55,293	$—	$—	$55,293

December 31, 2024:
Loans/leases evaluated individually	$54,434	$—	$—	$54,434
OREO	714	—	—	714
	$55,148	$—	$—	$55,148

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	March 31,	December 31,
	2025	2024	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$54,859	$54,434	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
OREO	434	714	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the loans/leases evaluated individually and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three months ended March 31, 2025 and 2024.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of March 31, 2025		As of December 31, 2024
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$98,994	$98,994	$91,732	$91,732
Federal funds sold	Level 2	8,900	8,900	27,150	27,150
Interest-bearing deposits at financial institutions	Level 2	216,816	216,816	143,442	143,442
Investment securities:
HTM	Level 2	874,031	791,104	835,797	800,583
AFS	Level 2	264,241	264,241	281,109	281,109
Trading	Level 3	82,445	82,445	83,529	83,529
Loans/leases receivable, net	Level 3	50,795	54,859	50,402	54,434
Loans/leases receivable, net	Level 2	6,682,018	6,394,629	6,644,161	6,325,156
Derivatives	Level 2	180,997	180,997	186,781	186,781

Deposits:
Nonmaturity deposits	Level 2	6,132,030	6,132,030	5,835,362	5,835,362
Time deposits	Level 2	1,205,360	1,203,059	1,225,825	1,222,482
Short-term borrowings	Level 2	2,050	2,050	1,800	1,800
FHLB advances	Level 2	145,383	146,082	285,383	285,196
Subordinated notes	Level 2	233,595	238,739	233,489	238,873
Junior subordinated debentures	Level 2	48,893	42,060	48,860	41,638
Derivatives	Level 2	206,925	206,925	214,823	214,823

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

Selected financial information on the Company's business segments is presented as follows as of and for the three months ended March 31, 2025 and 2024:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended March 31, 2025
Interest and dividend income	$35,937	$31,932	$20,008	$29,343	$87	$(634)	$116,673
Interest expense	17,313	12,466	8,102	15,562	4,286	(1,042)	56,687
Net interest income	18,624	19,466	11,906	13,781	(4,199)	408	59,986
Provision for credit losses	1,412	86	1,362	1,374	—	—	4,234
Noninterest income
Capital markets revenue	—	5,603	62	851	—	—	6,516
Other segment revenue items	5,211	2,395	1,502	1,674	31,716	(32,122)	10,376
Total noninterest income	5,211	7,998	1,564	2,525	31,716	(32,122)	16,892
Noninterest expense
Salaries and benefits expense	7,409	7,861	4,873	6,504	717	—	27,364
Occupancy expense	1,539	1,596	1,238	1,597	485	—	6,455
Other segment expense items	4,034	3,552	2,105	3,076	598	(645)	12,720
Total noninterest expense	12,982	13,009	8,216	11,177	1,800	(645)	46,539
Income tax expense	897	764	(246)	(416)	(691)	—	308
Net income (loss) from continuing operations	$8,544	$13,605	$4,138	$4,171	$26,408	$(31,069)	$25,797

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	568	733	9,099	—	—	10,400
Total assets	2,777,634	2,617,143	1,583,646	2,331,944	1,355,245	(1,512,833)	9,152,779

Three Months Ended March 31, 2024
Interest and dividend income	$35,730	$29,769	$19,246	$30,543	$64	$(303)	$115,049
Interest expense	18,767	12,861	8,171	17,029	4,173	(651)	60,350
Net interest income	16,963	16,908	11,075	13,514	(4,109)	348	54,699
Provision for credit losses	3,225	(234)	186	(208)	—	—	2,969
Noninterest income
Capital markets revenue	—	15,205	—	1,252	—	—	16,457
Other segment revenue items	4,652	3,001	1,264	1,830	33,605	(33,951)	10,401
Total noninterest income	4,652	18,206	1,264	3,082	33,605	(33,951)	26,858
Noninterest expense
Salaries and benefits expense	8,133	9,447	4,519	7,161	2,600	—	31,860
Occupancy expense	1,497	1,585	1,246	1,712	474	—	6,514
Other segment expense items	3,766	3,518	1,964	3,028	644	(604)	12,316
Total noninterest expense	13,396	14,550	7,729	11,901	3,718	(604)	50,690
Income tax expense	90	2,755	(25)	(103)	(1,545)	—	1,172
Net income (loss) from continuing operations	$4,903	$18,043	$4,449	$5,006	$27,323	$(32,998)	$26,726

Goodwill	$3,223	$14,980	$9,888	$110,936	$—	$—	$139,027
Intangibles	—	819	1,289	11,023	—	—	13,131
Total assets	2,618,727	2,423,936	1,445,230	2,327,985	1,235,181	(1,451,510)	8,599,549

Intercompany eliminations included in the selected financial information on the Company’s business segments consist of equity in net income of each subsidiary bank and investment in each subsidiary bank as follows:

	Commercial Banking
	QCBT	CRBT	CSB	GB	Total

	(dollars in thousands)
Three Months Ended March 31, 2025
Other segment revenue items:
Equity in net income of subsidiary bank	$8,543	$13,605	$4,137	$4,172	$30,457
Total assets:
Investment in subsidiary bank	289,980	438,716	177,664	385,073	1,291,433

Three Months Ended March 31, 2024
Other segment revenue items:
Equity in net income of subsidiary bank	$4,903	$18,043	$4,449	$5,006	$32,401
Total assets:
Investment in subsidiary bank	263,814	369,195	156,946	359,296	1,149,251

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of March 31, 2025 and December 31, 2024, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of March 31, 2025 and December 31, 2024 are presented in the following tables (dollars in thousands).  As of March 31, 2025 and December 31, 2024, each of the subsidiary banks met such capital requirements to be “well capitalized.”

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of March 31, 2025:
Company:
Total risk-based capital	$1,286,554	14.18%	$725,744	>	8.00%	$952,540	>	10.50%	$907,181	>	10.00%
Tier 1 risk-based capital	980,579	10.81	544,308	>	6.00	771,104	>	8.50	725,744	>	8.00
Tier 1 leverage	980,579	11.06	354,606	>	4.00	354,606	>	4.00	443,257	>	5.00
Common equity Tier 1	931,686	10.27	408,231	>	4.50	635,026	>	7.00	589,667	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$331,837	13.98%	$189,914	>	8.00%	$249,262	>	10.50%	$237,393	>	10.00%
Tier 1 risk-based capital	302,140	12.73	142,436	>	6.00	201,784	>	8.50	189,914	>	8.00
Tier 1 leverage	302,140	11.56	104,509	>	4.00	104,509	>	4.00	130,636	>	5.00
Common equity Tier 1	302,140	12.73	106,827	>	4.50	166,175	>	7.00	154,305	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$465,533	14.92%	$249,628	>	8.00%	$327,637	>	10.50%	$312,035	>	10.00%
Tier 1 risk-based capital	437,939	14.03	187,221	>	6.00	265,230	>	8.50	249,628	>	8.00
Tier 1 leverage	437,939	17.05	102,745	>	4.00	102,745	>	4.00	128,431	>	5.00
Common equity Tier 1	437,939	14.03	140,416	>	4.50	218,424	>	7.00	202,823	>	6.50
Community State Bank:
Total risk-based capital	$195,109	12.97%	$120,301	>	8.00%	$157,895	>	10.50%	$150,376	>	10.00%
Tier 1 risk-based capital	180,915	12.03	90,226	>	6.00	127,820	>	8.50	120,301	>	8.00
Tier 1 leverage	180,915	11.74	61,635	>	4.00	61,635	>	4.00	77,044	>	5.00
Common equity Tier 1	180,915	12.03	67,669	>	4.50	105,263	>	7.00	97,745	>	6.50
Guaranty Bank:
Total risk-based capital	$302,258	14.70%	$164,469	>	8.00%	$215,866	>	10.50%	$205,586	>	10.00%
Tier 1 risk-based capital	277,260	13.49	123,352	>	6.00	174,748	>	8.50	164,469	>	8.00
Tier 1 leverage	277,260	12.55	88,404	>	4.00	88,404	>	4.00	110,505	>	5.00
Common equity Tier 1	277,260	13.49	92,514	>	4.50	143,910	>	7.00	133,631	>	6.50

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2024:
Company:
Total risk-based capital	$1,273,903	14.10%	$723,016	>	8.00%	$948,958	>	10.50%	$903,770	>	10.00%
Tier 1 risk-based capital	955,039	10.57	542,262	>	6.00	768,204	>	8.50	723,016	>	8.00
Tier 1 leverage	955,039	10.73	356,091	>	4.00	356,091	>	4.00	445,114	>	5.00
Common equity Tier 1	906,179	10.03	406,696	>	4.50	632,639	>	7.00	587,450	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$323,221	13.65%	$189,365	>	8.00%	$248,541	>	10.50%	$236,706	>	10.00%
Tier 1 risk-based capital	293,597	12.40	142,024	>	6.00	201,200	>	8.50	189,365	>	8.00
Tier 1 leverage	293,597	11.41	102,969	>	4.00	102,969	>	4.00	128,712	>	5.00
Common equity Tier 1	293,597	12.40	106,518	>	4.50	165,694	>	7.00	153,859	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$452,942	14.79%	$245,055	>	8.00%	$321,635	>	10.50%	$306,319	>	10.00%
Tier 1 risk-based capital	424,253	13.85	183,792	>	6.00	260,371	>	8.50	245,055	>	8.00
Tier 1 leverage	424,253	16.40	103,449	>	4.00	103,449	>	4.00	129,312	>	5.00
Common equity Tier 1	424,253	13.85	137,844	>	4.50	214,424	>	7.00	199,108	>	6.50
Community State Bank:
Total risk-based capital	$189,362	12.94%	$117,065	>	8.00%	$153,648	>	10.50%	$146,332	>	10.00%
Tier 1 risk-based capital	176,646	12.07	87,799	>	6.00	124,382	>	8.50	117,065	>	8.00
Tier 1 leverage	176,646	11.72	60,305	>	4.00	60,305	>	4.00	75,382	>	5.00
Common equity Tier 1	176,646	12.07	65,849	>	4.50	102,432	>	7.00	95,115	>	6.50
Guaranty Bank:
Total risk-based capital	$297,047	14.26%	$166,695	>	8.00%	$218,787	>	10.50%	$208,369	>	10.00%
Tier 1 risk-based capital	272,621	13.08	125,021	>	6.00	177,113	>	8.50	166,695	>	8.00
Tier 1 leverage	272,621	12.15	89,770	>	4.00	89,770	>	4.00	112,213	>	5.00
Common equity Tier 1	272,621	13.08	93,766	>	4.50	145,858	>	7.00	135,440	>	6.50

NOTE 11 - COMMITMENTS

The Company entered into a construction contract in 2023 for the construction of a new CRBT facility in Cedar Rapids, Iowa.  The Company will pay the contractor a contract price of approximately $17.0 million, subject to agreed upon additions and deductions. As of March 31, 2025, the Company had paid $17.5 million with respect to this construction. Construction on this facility is anticipated to be completed in the second quarter of 2025.

The Company entered into a construction contract in 2024 for the construction of a new CSB facility in Ankeny, Iowa.  The Company will pay the contractor a contract price of approximately $41.3 million, subject to certain agreed upon additions and deductions. As of March 31, 2025, the Company had paid $13.1 million of the contract price, resulting in a remaining future commitment of approximately $28.2 million. Construction on this facility is anticipated to be completed in 2026.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ending March 31, 2025. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. Page locations and specific sections and notes that are referred to in this discussion are listed in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past 32 years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of March 31, 2025, the Company had $9.2 billion in consolidated assets, including $6.7 billion in net loans/leases, and $7.3 billion in deposits.  The financial results of acquired entities for the periods since their acquisition are included in this report.  Further information related to acquired entities has been presented in the annual reports previously filed with the SEC corresponding to the year of each acquisition.

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified the following as critical accounting policies and estimates:

●	Allowance for Credit Losses on Loans and Leases and Off-Balance Sheet Exposures
●	Goodwill

A more detailed discussion of these critical accounting policies and estimates can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

EXECUTIVE OVERVIEW

The Company reported net income of $25.8 million and diluted EPS of $1.52 for the quarter ended March 31, 2025. By comparison, for the quarter ended December 31, 2024, the Company reported net income of $30.2 million and diluted EPS of $1.77.  For the quarter ended March 31, 2024, the Company reported net income of $26.7 million, and diluted EPS of $1.58.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The first quarter of 2025 was also highlighted by the following results and events (see section titled “GAAP to Non-GAAP Reconciliations” for additional information):

●	Adjusted net income (non-GAAP) of $26.0 million or $1.53 per diluted share;
●	Adjusted NIM (TEY) (non-GAAP) expanded to 3.41%;
●	Robust core deposit growth of 20% annualized;
●	Wealth management annualized revenue growth of 14%;
●	Tangible book value per share (non-GAAP) grew $1.43, or 11% annualized; and
●	TCE/TA ratio (non-GAAP) improved 15 basis points to 9.70%.

Following is a table that represents various net income measurements for the Company:

	For the three months ended
	March 31, 2025	December 31, 2024	March 31, 2024

	(dollars in thousands)

Net income	$25,797	$30,225	$26,726

Diluted earnings per common share	$1.52	$1.77	$1.58

Weighted average common and common equivalent shares outstanding	17,013,992	17,024,481	16,910,675

The Company reported adjusted net income (non-GAAP) of $26.0 million, with adjusted diluted EPS (non-GAAP) of $1.53 for the three months ended March 31, 2025.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.  Adjusted net income (non-GAAP) for the three months ended March 31, 2025 excludes a number of non-core or non-recurring items, after-tax, as set forth in the GAAP to Non-GAAP Reconciliation section.

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended
	March 31, 2025	December 31, 2024	March 31, 2024

	(dollars in thousands)

Net interest income	$59,986	$61,204	$54,699
Provision for credit losses	4,234	5,149	2,969
Noninterest income	16,892	30,625	26,858
Noninterest expense	46,539	53,499	50,690
Federal and state income tax expense	308	2,956	1,172
Net income	$25,797	$30,225	$26,726

Following are certain noteworthy developments in the Company's financial results for the quarter ended March 31, 2025:

●	Net interest income in the first quarter of 2025 decreased 2% compared to the fourth quarter of 2024 due to lower nontaxable investment securities and loan yields, partially offset by a decrease in the cost of interest-bearing deposits, and increased 10% when compared to the first quarter of 2024 due to higher average earning assets.
●	Provision for credit losses in the first quarter of 2025 decreased $915 thousand compared to the fourth quarter of 2024. The decrease was primarily due to lower loan growth and a decrease in total criticized assets. Provision expense increased $1.3 million when compared to the first quarter of 2024. The increase was primarily due to overall loan growth and increased net charge offs. See the “Provision for Credit Losses” section of this report for additional details.

●	Noninterest income in the first quarter of 2025 decreased $13.7 million, or 45%, compared to the fourth quarter of 2024. The decrease was primarily due to lower capital markets revenue from swap fees. Capital markets

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

revenue in the first quarter of 2025 was affected by macroeconomic and governmental uncertainty. Despite this, demand for affordable housing remains strong. The reduced activity in the first quarter of 2025 should create a larger backlog for future transactions as the Company’s capital markets activity for the second quarter of 2025 is normalizing as clients adjust to the current environment. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. The Company has a strong pipeline for this business and expects it to continue to be a solid source of fee income in 2025. Noninterest income in the first quarter of 2025 decreased $10.0 million, or 37%, compared to the first quarter of 2024 driven primarily by a decrease in capital markets revenue.
●	Noninterest expense in the first quarter of 2025 decreased $7.0 million, or 13%, compared to the fourth quarter of 2024. Noninterest expense decreased $4.2 million, or 8%, compared to the first quarter of 2024. These decreases were primarily due to lower capital markets revenue and its impact on variable compensation.

STRATEGIC FINANCIAL METRICS

The Company has established certain strategic financial metrics by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company's ability to achieve these metrics may be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Company's long-term strategic financial metrics are as follows:

●	Generate loan and lease growth of 9% per year, funded by core deposits, which excludes brokered deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	March 31, 2025	December 31, 2024	March 31, 2024
Loan and lease growth organically	Loans and leases growth	> 9% annually	2.3%	9.6%	6.4%
Fee income growth	Fee income growth	> 6% annually	(43.0)%	(10.8)%	(20.3)%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	(9.3)%	(2.4)%	(3.6)%

* Ratios and amounts provided for these measurements represent year-to-date actual amounts for the respective period that are then annualized for comparison to the prior year actual. The calculations provided exclude non-core noninterest income and noninterest expense.

It should be noted that these initiatives are long-term targets.

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the first quarter of 2025 to support its corporate strategy and further the strategic financial metrics shown above:

●	The Company grew loans and leases by 2.3% annualized in the first quarter of 2025. The loan growth was primarily driven by LIHTC lending, while our traditional lending business experienced elevated payoffs or paydowns due to several clients who either sold properties or their businesses.
●	The Company acted as the correspondent bank through QCBT for 189 downstream banks with total noninterest bearing deposits of $116.7 million and total interest-bearing deposits of $965.2 million as of March 31, 2025, as

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

correspondent banking continued to be a core line of business for the Company. By comparison, the Company acted as the correspondent bank for 183 downstream banks with total noninterest bearing deposits of $89.4 million and total interest-bearing deposits of $754.2 million as of March 31, 2024. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. This line of business provides a strong source of deposits, fee income, high-quality loan participations and bank stock loans. The Company also manages off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks of $537.9 million as of March 31, 2025, as compared to $407.4 million as of March 31, 2024.
●	The Company continued to focus on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. These interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for various interest rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for applicable borrowers and the Company. Levels of capital markets revenue from swap fee income are influenced by prevailing interest rates. Capital markets revenue, primarily from swap fee income, totaled $6.5 million for the first quarter of 2025 as compared to $16.5 million for the same period of the prior year. Capital markets revenue in the first quarter of 2025 was affected by macroeconomic and governmental uncertainty. Despite this, demand for affordable housing remains strong, as discussed in the “Executive Overview” section of this report, above.
●	Over many years, the Company has been successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management increased by $24.6 million for the quarter ended March 31, 2025 compared to the quarter ended December 31, 2024. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of trust fees are determined based on the value of the investments managed. The Company expects trust and investment advisory and management fees to be negatively impacted during periods of lower market valuations and positively impacted during periods of higher market valuations. The Company has recently expanded its wealth management business into the southwest Missouri and central Iowa markets.
●	Noninterest expense for the first three months of 2025 totaled $46.5 million as compared to $50.7 million in the first three months of 2024. The decrease was primarily due to a reduction in salaries and benefits expenses related to lower variable incentive compensation and fewer FTEs.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

GAAP TO NON-GAAP RECONCILIATIONS

The following table presents certain non-GAAP financial measures related to the “TCE/TA ratio,” “adjusted net income,” “adjusted EPS,” “adjusted ROAA,” “NIM (TEY),” “adjusted NIM (TEY),” “efficiency ratio,” and “adjusted efficiency ratio.” In compliance with applicable rules of the SEC, all non-GAAP measures are reconciled to the most directly comparable GAAP measure, as follows:

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

The TCE/TA non-GAAP ratio has been a focus for investors, and management believes that this ratio may assist investors in analyzing the Company’s capital position without regard to the effects of intangible assets.

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

The efficiency ratio and adjusted efficiency ratio are utilized by management to compare the Company to its peers. They are standard ratios used to calculate overhead as a percentage of revenue in the banking industry and is widely utilized by investors.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

	As of
GAAP TO NON-GAAP	March 31,	December 31,	March 31,
RECONCILIATIONS	2025	2024	2024

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$1,022,747	$997,387	$907,342
Less: Intangible assets	148,995	149,657	152,158
TCE (non-GAAP)	$873,752	$847,730	$755,184

Total assets (GAAP)	$9,152,779	$9,026,030	$8,599,549
Less: Intangible assets	148,995	149,657	152,158
TA (non-GAAP)	$9,003,784	$8,876,373	$8,447,391

TCE/TA ratio (non-GAAP)	9.70%	9.55%	8.94%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Quarter Ended
	March 31,	December 31,	March 31,
	2025	2024	2024

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$25,797	$30,225	$26,726
Less non-core items (post-tax) (*):
Income:
Fair value gain (loss) on derivatives, net	(156)	(2,594)	(129)
Total non-core income (non-GAAP)	$(156)	$(2,594)	$(129)

Adjusted net income (non-GAAP)	$25,953	$32,819	$26,855

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$25,953	$32,819	$26,855

Weighted average common shares outstanding	16,900,785	16,871,652	16,783,348
Weighted average common and common equivalent shares outstanding	17,013,992	17,024,481	16,910,675

Adjusted EPS (non-GAAP):
Basic	$1.54	$1.95	$1.60
Diluted	$1.53	$1.93	$1.59

ADJUSTED ROAA (non-GAAP)
Adjusted net income (non-GAAP) (from above)	$25,953	$32,819	$26,855

Average Assets	$9,015,439	$9,050,280	$8,550,855

Adjusted ROAA (non-GAAP)	1.15%	1.45%	1.26%
Adjusted ROAE (non-GAAP)	10.20%	13.19%	11.89%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$59,986	$61,204	$54,699
Plus: Tax equivalent adjustment	9,513	9,698	8,377
Net interest income - tax equivalent (non-GAAP)	$69,499	$70,902	$63,076
Less: Acquisition accounting net accretion	184	471	363
Adjusted net interest income	$69,315	$70,431	$62,713

Average earning assets	$8,241,035	$8,241,190	$7,807,720

NIM (GAAP)	2.95%	2.95%	2.82%
NIM (TEY) (non-GAAP)	3.42%	3.43%	3.25%
Adjusted NIM (TEY) (non-GAAP)	3.41%	3.40%	3.24%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$46,539	$53,499	$50,690

Net interest income (GAAP)	$59,986	$61,204	$54,699
Noninterest income (GAAP)	16,892	30,625	26,858
Total income	$76,878	$91,829	$81,557

Efficiency ratio (noninterest expense/total income) (non-GAAP)	60.54%	58.26%	62.15%
Adjusted efficiency ratio (core noninterest expense/core total income) (Non-GAAP)	60.38%	56.25%	62.01%

*     Non-core or non-recurring items (after-tax) are calculated using an estimated effective federal tax rate of 21% with the exception of goodwill impairment which is not deductible for tax.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME AND MARGIN - (TAX EQUIVALENT BASIS)

Net interest income, on a GAAP basis, increased 10% for the quarter ended March 31, 2025, compared to the same quarter of the prior year.  Net interest income, on a tax equivalent basis (non-GAAP), increased 10% for the quarter ended March 31, 2025, compared to the same quarter of the prior year. Net interest income changed primarily due to the Company’s loan and investment growth and continued expansion of loan and investment yields, which were partially offset by deposit growth with a lower cost of funds.

A comparison of yields, spread and margin as reported on the Company’s financial statements and on a tax equivalent basis is as follows:

	GAAP			Tax Equivalent Basis
	For the Three Months Ended			For the Three Months Ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2025	2024	2024	2025	2024	2024
Average Yield on Interest-Earning Assets	5.66%	5.99%	5.89%	6.20%	6.34%	6.35%
Average Cost of Interest-Bearing Liabilities	3.44%	3.93%	3.86%	3.44%	3.61%	3.86%
Net Interest Spread	2.22%	2.06%	2.03%	2.76%	2.73%	2.49%
NIM (TEY) (Non-GAAP)	3.42%	3.43%	3.25%	3.42%	3.43%	3.25%
NIM Excluding Acquisition Accounting Net Accretion (Non-GAAP)	2.90%	2.95%	2.78%	3.41%	3.40%	3.24%

Acquisition accounting net accretion can fluctuate depending on the payoff activity of acquired loans.  In evaluating net interest income and NIM, it is important to understand the impact of acquisition accounting net accretion when comparing periods. The above table reports NIM with and without the acquisition accounting net accretion to allow for more appropriate comparisons.  A comparison of acquisition accounting net accretion included in NIM is as follows:

	For the Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
	(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$184	$471	$363

The Company’s management closely monitors and manages NIM.  From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is focusing on quality growth in conjunction with the improvement of their NIMs.  Management continually addresses this issue with pricing and other balance sheet strategies which include better loan pricing, reducing reliance on rate-sensitive funding, closely managing deposit rate changes and finding additional ways to manage cost of funds through derivatives.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended March 31,
	2025			2024
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$9,009	$99	4.40%	$19,955	$269	5.42%
Interest-bearing deposits at financial institutions	166,897	1,804	4.38%	91,557	1,200	5.27%
Investment securities - taxable	400,779	4,588	4.59%	373,540	4,261	4.55%
Investment securities - nontaxable (1)	843,476	11,722	5.57%	685,969	9,349	5.45%
Restricted investment securities	30,562	534	6.99%	38,085	674	7.00%
Gross loans/leases receivable (1) (2) (3)	6,790,312	107,439	6.42%	6,598,614	107,673	6.56%
Total interest earning assets	8,241,035	126,186	6.20%	7,807,720	123,426	6.35%

Noninterest-earning assets:
Cash and due from banks	77,796			77,763
Premises and equipment	162,256			127,979
Less allowance	(90,045)			(86,768)
Other	624,397			624,161
Total assets	$9,015,439			$8,550,855

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$5,005,853	37,698	3.05%	$4,529,325	39,072	3.47%
Time deposits	1,204,593	12,690	4.27%	1,107,622	12,345	4.48%
Short-term borrowings	1,839	18	3.97%	1,763	23	5.16%
FHLB advances	177,883	1,996	4.49%	355,220	4,738	5.28%
Subordinated notes	233,525	3,602	6.17%	233,101	3,480	5.97%
Junior subordinated debentures	48,871	684	5.60%	48,742	692	5.62%
Total interest-bearing liabilities	6,672,564	56,688	3.44%	6,275,773	60,350	3.86%

Noninterest-bearing demand deposits	935,840			958,506
Other noninterest-bearing liabilities	389,548			413,205
Total liabilities	7,997,952			7,647,484

Stockholders' equity	1,017,487			903,371
Total liabilities and stockholders' equity	$9,015,439			$8,550,855
Net interest income		$69,498			$63,076
Net interest margin			2.95%			2.82%
Net interest margin (TEY)(Non-GAAP)			3.42%			3.25%
Adjusted net interest margin (TEY)(Non-GAAP)			3.41%			3.24%
Cost of funds (4)			3.02%			3.35%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.51%			124.41%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	Cost of funds includes the effect of noninterest-bearing demand deposits.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended March 31, 2025

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2025 vs. 2024
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(170)	$(170)	$—
Interest-bearing deposits at financial institutions	604	(1,249)	1,853
Investment securities - taxable	327	35	292
Investment securities - nontaxable (2)	2,373	208	2,165
Restricted investment securities	(140)	(1)	(139)
Gross loans/leases receivable (2) (3)	(234)	(10,750)	10,516
Total change in interest income	2,760	(11,927)	14,687

INTEREST EXPENSE
Interest-bearing deposits	(1,374)	(18,428)	17,054
Time deposits	345	(2,909)	3,254
Short-term borrowings	(5)	(11)	6
Federal Home Loan Bank advances	(2,742)	(632)	(2,110)
Subordinated notes	121	115	6
Junior subordinated debentures	(8)	(13)	5
Total change in interest expense	(3,663)	(21,878)	18,215

Total change in net interest income	$6,423	$9,951	$(3,528)

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

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

The Company’s operating results are also affected by economic and competitive conditions, particularly changes in interest rates, income tax rates, government policies and actions of regulatory authorities.  For a discussion of the factors that could have a material impact on the operations and future prospects of the Company and its subsidiaries, see the “Risk Factors” section included under Item 1A. of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased $1.6 million, comparing the first quarter of 2025 to the same period of 2024.  Interest income (tax equivalent non-GAAP) increased $2.8 million, comparing the first quarter of 2025 to the same period of 2024. This increase in interest income was primarily due to higher loan and investment average balances and margin expansion from higher loan yields.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense decreased $3.7 million, comparing the first quarter of 2025 to the same period of 2024. The decrease was primarily due to the lower cost of funds. The Company’s cost of funds was 3.02% for the quarter ended March 31, 2025 a decrease from 3.35% for the quarter ended March 31, 2024 as the Federal Reserve began lowering interest rates in the second half of 2024.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,	March 31,
	2025	2024

	(dollars in thousands)

Provision for credit losses - loans and leases	$4,743	$3,736
Provision for credit losses - off-balance sheet exposures	(509)	(322)
Provision for credit losses - available for sale securities	—	(445)
Total provision for credit losses	$4,234	$2,969

The Company had a total provision for credit losses on loans and leases of $4.7 million for the first quarter of 2025, an increase from $1.0 million for the same period of 2024, primarily driven by loan growth and increased net charge-offs.  The provision related to OBS was negative $509 thousand for the first quarter of 2025 compared to a provision related to OBS of negative $332 thousand for the first quarter of 2024. The decrease was due to a decreased balance in unfunded commitments. There was no provision related to HTM securities for the first quarter of 2025 or 2024. There was no provision related to AFS securities for the first quarter of 2025, compared to a negative provision of $445 thousand on AFS securities for the first quarter of 2024 with the change in fair value of a debt investment in a failed bank.  This was a legacy investment acquired as part of the 2022 GFED acquisition, for which an allowance equal to the entire value of the bond was established f in March 2023.  A partial recovery in value occurred due to favorable changes in market conditions during 2024, and the investment was then sold in 2024.

The ACL for loans and leases is established based on a number of factors, including the Company's historical loss experience, delinquencies and charge-off trends, economic and other forecasts, the local, state and national economies and risk associated with the loans/leases and securities in the portfolio, as described in more detail in the “Critical Accounting Policies and Critical Accounting Estimates” section of this report.

The Company had an ACL for loans/leases held for investment of 1.32% of total gross loans/leases held for investment at March 31, 2025, compared to 1.32% at December 31, 2024 and 1.33% at March 31, 2024.  Management evaluates the allowance needed on loans acquired in previous acquisitions, factoring in the remaining discount, which was $2.1 million and $3.5 million at March 31, 2025 and March 31, 2024, respectively.

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,	March 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)

Trust fees	$3,686	$3,199	$487	15.2%
Investment advisory and management fees	1,254	1,101	153	13.9
Deposit service fees	2,183	2,022	161	8.0
Gains on sales of residential real estate loans, net	297	382	(85)	(22.3)
Gains on sales of government guaranteed portions of loans, net	61	24	37	154.2
Capital markets revenue	6,516	16,457	(9,941)	(60.4)
Earnings on bank-owned life insurance	524	868	(344)	(39.6)
Debit card fees	1,488	1,466	22	1.5
Correspondent banking fees	614	512	102	19.9
Loan related fee income	898	836	62	7.4
Fair value loss on derivatives and trading securities	(1,007)	(163)	(844)	(517.8)
Other	378	154	224	145.5
Total noninterest income	$16,892	$26,858	$(9,966)	(37.1)%

The Company continues to be successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management have increased $24.6 million since December 31, 2024 and have increased by $514.0 million since March 31, 2024 due primarily to new relationships.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of trust fees are determined based on the value of the investments within the fully-managed trusts. Trust fees increased 15% in the first quarter of 2025 as compared to the same period of the prior year due to growth in assets under management and market performance.  The Company expects trust and investment advisory and management fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations. During 2024, the Company expanded its wealth management business into the southwest Missouri and central Iowa markets.

Investment advisory and management fees increased 14% comparing the first quarter of 2025 to the same period of the prior year. Similar to trust fees, fees from these services are largely determined based on the market value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Deposit service fees increased 8% in the first quarter of 2025 as compared to the same period of the prior year. The Company’s total deposits increased by $276.2 million, or 4%, when comparing March 31, 2025 to March 31, 2024. The Company continues to be successful in expanding its core deposit base with a targeted focus on growing the number of net new accounts in 2025.

Gains on sales of residential real estate loans, net, decreased 22% when comparing the first quarter of 2025 to the same period of the prior year. The decrease in the first quarter of 2025 was due to lower volume of client residential real estate purchase activity generating lower levels of gains.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Capital markets revenue totaled $6.5 million for the first quarter of 2025, compared to $16.5 million for the first quarter of 2024.  As discussed in the “Executive Overview” section of this report, capital markets revenue was affected by macroeconomic and governmental uncertainty. Demand for affordable housing remains strong. In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans.  Therefore, the mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans. Future levels of swap fees are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

Earnings on BOLI decreased 40% comparing the first quarter of 2025 to the first quarter of 2024. There were BOLI exchanges in the first quarter of 2025 resulting in surrender charges of $168 thousand.  There were no purchases of BOLI in the first three months of 2025 or 2024. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees remained stable when comparing the first quarter of 2025 to the same period of the prior year. The fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Correspondent banking fees increased 20% comparing the first quarter of 2025 to the same period of the prior year. The increase was primarily due to a shift of correspondent banking balances from non-interest bearing accounts to interest bearing accounts. Fees from correspondent banks generally increase when non-interest bearing account balances decrease due to lower associated earnings credits. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves 189 banks in Iowa, Illinois, Missouri and Wisconsin.

Loan-related fee income increased 7% comparing the first quarter of 2025 to the same period of the prior year.  The increase was primarily due to loan growth.

Fair value loss on derivatives and trading securities was $1.0 million in the first quarter of 2025, as compared to $163 thousand in losses in the same period of the prior year.  During the first quarter of 2024, the Company executed a derivative strategy utilizing swaptions with a notional value of approximately $409.0 million. The Company uses swaptions to manage interest rate risk related to the variability of interest payments due to changes in interest rates. These derivatives are unhedged and are marked-to-market, with gains or losses recorded in noninterest income which was a contributing factor in the increase in fair value losses.  See Note 5 to the Consolidated Financial Statements for additional information.

Other noninterest income increased $224 thousand, or 146%, in the first quarter of 2025 as compared to the same period of the prior year due to improvements on the market value of the Company’s equity investments. Income on equity investments is largely determined based on the market value of the investments managed. As a result, income fluctuates with market valuations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,	March 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$27,364	$31,860	$(4,496)	(14.1)%
Occupancy and equipment expense	6,455	6,514	(59)	(0.9)
Professional and data processing fees	5,144	4,613	531	11.5
FDIC insurance, other insurance and regulatory fees	1,970	1,945	25	1.3
Loan/lease expense	381	378	3	0.8
Net cost of (income from) and losses/(gains) on operations of other real estate	(9)	(30)	21	70.0
Advertising and marketing	1,613	1,483	130	8.8
Communication and data connectivity	290	401	(111)	(27.7)
Supplies	207	275	(68)	(24.7)
Bank service charges	596	568	28	4.9
Correspondent banking expense	329	305	24	7.9
Intangibles amortization	661	690	(29)	(4.2)
Payment card processing	594	646	(52)	(8.0)
Trust expense	357	425	(68)	(16.0)
Other	587	617	(30)	(4.9)
Total noninterest expense	$46,539	$50,690	$(4,151)	(8.2)%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, decreased 14% when comparing the first quarter of 2025 to the same period of the prior year primarily due to lower capital markets revenue and its impact on variable compensation associated with performance.

Occupancy and equipment expense remained stable comparing the first quarter of 2025 to the same period of the prior year.

Professional and data processing fees increased 12% comparing the first quarter of 2025 to the same period of the prior year. The increase was due primarily to increased CDARS and ICS expenses as well as increased data processing expenses. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

FDIC insurance, other insurance and regulatory fee expense remained stable when comparing the first quarter of 2025 to the same period of the prior year.

Loan/lease expense remained stable when comparing the first quarter of 2025 to the same quarter of the prior year.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net income from and gains/losses on operations of other real estate for the first quarter of 2025 totaled $9 thousand, compared to net income from and gains/losses on operations of other real estate of $30 thousand for the first quarter of 2024.

Advertising and marketing expense increased 9% comparing the first quarter of 2025 to the same period of the prior year. The increase in expense was primarily due to an increase in sponsorships.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Communication and data connectivity expense decreased 28% comparing the first quarter of 2025 to the same period of the prior year.  The decrease was primarily due to improvements to our data center connectivity channels and a reduction in cell phone and air card expenses as the Company continues to improve operational efficiencies.

Supplies expense decreased 25% comparing the first quarter of 2025 to the same period of the prior year. This decrease is primarily due to improved management of supply stock and the timing of purchases.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 5% when comparing the first quarter of 2025 to the same period of the prior year.  As transaction volumes and the number of correspondent banking clients fluctuate, the associated expenses are expected to also fluctuate.

Correspondent banking expense increased 8% when comparing the first quarter of 2025 to the same period of the prior year.  The increase in correspondent expenses includes planned costs for an upgraded safekeeping platform. These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Intangibles amortization expense decreased 4% when comparing the first quarter of 2025 to the same period of the prior year. The amortization expense is due to the prior acquisitions.  These expenses are expected to naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

Payment card processing expense decreased 8% when comparing the first quarter of 2025 to the same period of the prior year due to a decreased volume of transactions.

Trust expense decreased 16% when comparing the first quarter of 2025 to the same period of the prior year due to higher custody charges in the first quarter of 2024.

Other noninterest expense decreased 5% when comparing the first quarter of 2025 to the same period of the prior year.  The decrease was primarily due to increased insurance claim loss settlement reimbursements at our QCRH Risk Management micro captive entity. Included in other noninterest expense are items such as meals and entertainment, subscriptions and sales and use tax.

INCOME TAXES

In the first quarter of 2025, the Company incurred income tax expense of $308 thousand, compared to income tax expense of $1.2 million in the same period of the prior year. The effective tax rate for the first quarter of 2025 was exceptionally low at 1%, down from 4% in the first quarter of 2024. The decline was primarily due to a combination of the tax benefits from equity compensation in the first quarter of 2025, new state tax credit investments, and lower pre-tax income from

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

lower capital markets revenue. Given a more normalized mix of revenue, the Company expects its effective tax rate to increase in the second quarter of 2025.

Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 6 to the Consolidated Financial Statements for additional detail.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet:

	As of
	March 31, 2025		December 31, 2024		March 31, 2024

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$324,710	4%	$262,324	3%	$158,008	2%
Securities	1,220,717	13%	1,200,435	13%	1,031,861	12%
Net loans/leases	6,732,813	74%	6,694,563	74%	6,563,866	76%
Derivatives	180,997	2%	186,781	2%	183,888	2%
Other assets	693,542	7%	681,927	8%	661,926	8%
Total assets	$9,152,779	100%	$9,026,030	100%	$8,599,549	100%

Total deposits	$7,337,390	80%	$7,061,187	79%	$6,806,775	79%
Total borrowings	429,921	5%	569,532	6%	489,633	6%
Derivatives	206,925	2%	214,823	2%	211,677	2%
Other liabilities	155,796	2%	183,101	2%	184,122	2%
Total stockholders' equity	1,022,747	11%	997,387	11%	907,342	11%
Total liabilities and stockholders' equity	$9,152,779	100%	$9,026,030	100%	$8,599,549	100%

During the first quarter of 2025, the Company's total assets increased $126.7 million, or 1%, from December 31, 2024, to a total of $9.2 billion. The Company’s net loans/leases increased $38.3 million in the first quarter of 2025. During the first quarter of 2025, loan activity was influenced by heightened macroeconomic and governmental uncertainty.  The Company anticipates that the slowdown in its LIHTC business during this period should lead to a larger pipeline of future activity driven by the ongoing significant demand for low-income housing. Deposits increased $276.2 million, or 4%, during the first quarter of 2025.  Borrowings decreased $139.6 million, or 25%, during the first quarter of 2025 due primarily to strong deposit growth reducing funding needs.

INVESTMENT SECURITIES

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on interest rate risk, maximizing return and minimizing credit risk. In recent years, the Company has continued to shift the mix of the portfolio by decreasing U.S. government sponsored agency securities, while increasing tax-exempt municipal securities.  Of the latter, the large majority are private placed tax-exempt debt issuances by municipalities located in the Midwest (with some in or near the Company’s existing markets) that require a thorough underwriting process before investment and are generated by our specialty finance group.

Trading securities had a fair value of $82.4 million as of March 31, 2025 and consisted of retained beneficial interests acquired in conjunction with loan securitizations completed by the Company in 2023 and 2024. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company's securities portfolio by type, the percentage of net unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	March 31, 2025		December 31, 2024		March 31, 2024
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. treasuries and govt. sponsored agency securities	$17,487	1%	$20,591	2%	$14,442	1%
Municipal securities	1,003,985	82%	971,567	81%	884,469	86%
Residential mortgage-backed and related securities	43,194	4%	50,042	4%	56,071	6%
Asset-backed securities	7,764	1%	9,224	1%	14,285	1%
Other securities	66,105	5%	65,745	5%	40,539	4%
Trading securities	82,445	7%	83,529	7%	22,258	2%
	$1,220,980	100%	$1,200,698	100%	$1,032,064	100%

Securities as a % of total assets	13.34%		13.30%		12.00%
Net unrealized losses as a % of Amortized Cost	(11.45)%		(7.32)%		(6.98)%
Duration (in years)	5.6		5.8		6.2
Annual yield on investment securities (tax equivalent)	5.24%		5.26%		5.14%

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases grew 2.3% on an annualized basis during the first three months of 2025.  The mix of the loan/lease classes within the Company's loan/lease portfolio is presented in the following table:

	As of
	March 31, 2025		December 31, 2024		March 31, 2024
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$388,479	6%	$387,991	6%	$326,129	5%
C&I - other	1,444,119	21%	1,514,932	22%	1,470,609	22%
CRE - owner occupied	599,488	9%	605,993	9%	621,069	9%
CRE - non-owner occupied	1,040,281	15%	1,077,852	16%	1,055,089	16%
Construction and land development	1,419,208	21%	1,313,543	19%	1,149,527	17%
Multi-family	1,178,299	17%	1,132,110	17%	1,303,566	20%
Direct financing leases	14,773	-%	17,076	-%	28,089	-%
1-4 family real estate	592,127	9%	588,179	9%	563,358	9%
Consumer	146,393	2%	146,728	2%	130,900	2%
Total loans/leases	$6,823,167	100%	$6,784,404	100%	$6,648,336	100%
Less allowance	(90,354)		(89,841)		(84,470)
Net loans/leases	$6,732,813		$6,694,563		$6,563,866

CRE loans are predominantly included within the CRE – owner occupied, CRE – non-owner occupied, construction and land development and multi-family loan classes, however, CRE loans can also be included in 1-4 family based on nature of the loan. As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on the underwriting and monitoring of the characteristics and composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. Additionally, the Company reviews CRE concentrations by industry in relation to risk-based capital on a quarterly basis.  Approximately 44% of the CRE loan portfolio consists of LIHTC loans, all of which are performing and all of which are pass rated.

Historically, the Company structures most residential real estate loans to conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell the loans on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans and to recognize noninterest income from the gain on sale. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans in the table

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

above. Historically, the subsidiary banks structure most loans that will not conform to the underwriting requirements of Freddie Mac and Fannie Mae as adjustable-rate mortgages that mature or adjust in one to five years, and then retain these loans in their respective portfolios. The Company also holds 15-year fixed rate residential real estate loans originated in prior years that met certain credit guidelines. The Company has not originated any subprime, Alt-A, no documentation, or stated income residential real estate loans throughout its history.

The following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of March 31, 2025:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate. Within the CRE Loan portfolio, there is a low amount of office exposure, totaling $208.7 million or 3.1% of total loans at March 31, 2025.

	As of March 31,		As of December 31,		As of March 31,
	2025		2024		2024
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of residential buildings - LIHTC	$1,936,708	44%	$1,778,488	41%	$1,765,908	41%
Lessors of nonresidential buildings	683,846	15%	679,480	16%	623,629	14%
Lessors of residential buildings - non LIHTC	499,645	11%	535,671	12%	443,136	10%
Hotels	136,990	3%	141,005	3%	135,975	3%
New housing for-sale builders	68,617	2%	71,437	2%	85,295	2%
Other *	1,126,551	25%	1,134,201	26%	1,269,756	30%
Other - LIHTC	1,447	-%	1,452	-%	18,094	-%
Total CRE loans	$4,453,804	100%	$4,341,734	100%	$4,341,793	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $67.3 million, or approximately 1.5 % of total CRE loans in the most recent period presented.

The following table reflects credit quality indicators and performance of the Company’s CRE loan portfolio:

	As of March 31,				As of December 31,
	2025				2024
	Delinquency Status*			% of	Delinquency Status*			% of
	Performing	Nonperforming	Total	CRE	Performing	Nonperforming	Total	CRE

	(dollars in thousands)

Pass	$4,366,351	$350	$4,366,701	98%	$4,248,186	$—	$4,248,186	98%
Special Mention	35,017	—	35,017	1%	34,835	—	34,835	1%
Substandard	42,652	9,434	52,086	1%	41,955	16,758	58,713	1%
Doubtful	—	—	—	0%	—	—	—	0%
	$4,444,020	$9,784	$4,453,804	100%	$4,324,976	$16,758	$4,341,734	100%

As a percentage of total CRE portfolio	99.78%	0.22%	100%		99.61%	0.39%	100%

*     Performing = CRE loans accruing and less than 90 days past due. Nonperforming = CRE loans on nonaccrual and accruing CRE loans that are greater than or equal to 90 days past due.

The Company’s construction and land development loan portfolio includes the following:

	As of
	March 31, 2025		December 31, 2024		March 31, 2024
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

LIHTC construction	$1,016,207	72%	$917,986	70%	$738,608	64%
Construction (commercial)	316,916	22%	312,288	23%	341,077	30%
Land development	78,550	6%	72,644	6%	58,675	5%
Construction (non-commercial residential)	7,535	—%	10,625	1%	11,167	1%
Total construction and land development	$1,419,208	100%	$1,313,543	100%	$1,149,527	100%

The Company's 1-4 family real estate loan portfolio includes the following:

●	Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid long-term interest rate risk.
●	A limited amount of 15-year, 20-year and 30-year fixed rate residential real estate loans that meet certain credit guidelines.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The remaining 1-4 family real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans and to recognize noninterest income from the gain on sale. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans above.

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of March 31,		As of December 31,		As of March 31,
	2025		2024		2024
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$65,197	23%	$81,575	23%	$85,670	24%
Construction - General	22,700	8%	25,559	7%	22,468	6%
Trailers	17,267	6%	21,638	6%	24,207	7%
Tractor	15,849	6%	20,353	6%	21,416	6%
Computer Equipment	15,052	5%	17,765	5%	13,411	4%
Food Processing Equipment	13,920	5%	14,829	4%	13,774	4%
Manufacturing - General	13,405	5%	17,490	5%	18,384	5%
Marine - Travelifts	11,556	4%	13,574	4%	15,137	4%
Freightliners	11,231	4%	15,478	4%	20,127	6%
Aesthetic Equipment	7,724	3%	10,598	3%	12,057	3%
Other *	91,082	31%	114,401	33%	108,165	31%
Total m2 loans and leases	$284,983	100%	$353,260	100%	$354,816	100%

*     “Other” consists of all other equipment types. None of these had concentrations greater than 3% of total m2 loan and lease portfolio in the most recent period presented.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's loan and lease portfolio.

ALLOWANCE FOR CREDIT LOSSES ON LOANS/LEASES AND OFF-BALANCE SHEET EXPOSURES

The adequacy of the ACL was determined by management based on numerous factors, including the overall composition of the loan/lease portfolio, types of loans/leases, historical loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, government guarantees and other factors that, in management's judgment, deserved evaluation. To ensure that an adequate ACL was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio is reviewed and analyzed quarterly with specific detailed reviews completed on all credits risk-rated less than “fair quality,” and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance is monitored by the credit administration staff and reported to management and the board of directors.

Changes in the ACL for loans/leases for the three months ended March 31, 2025 and 2024 are presented as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024

	(dollars in thousands)

Balance, beginning	$89,841	$87,200
Change in ACL for the transfer of loans to LHFS	—	(3,377)
Provision	4,743	3,736
Charge-offs	(4,944)	(3,560)
Recoveries	714	471
Balance, ending	$90,354	$84,470

Changes in the ACL for OBS exposures for the three months ended March 31, 2025 and 2024 are presented as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024

	(dollars in thousands)

Balance, beginning	$8,273	$9,529
Provisions (credited) to expense	(509)	(322)
Balance, ending	$7,764	$9,207

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company recorded a provision on credit losses related to OBS exposures in the first quarter of 2025 of negative $509 thousand driven by a decrease in the balance of unfunded commitments. At March 31, 2025, the allowance for OBS exposures was $7.8 million.

The Company's levels of criticized and classified loans are reported in the following table:

	As of
Internally Assigned Risk Rating *	March 31, 2025	December 31, 2024	March 31, 2024

	(dollars in thousands)

Special Mention	$55,327	$73,636	$111,729
Substandard/Classified loans***	85,033	84,930	70,841
Doubtful/Classified loans***	—	—	—
Criticized Loans **	$140,360	$158,566	$182,570

Criticized Loans as a % of Total Loans/Leases	2.06%	2.34%	2.75%
Classified Loans as a % of Total Loans/Leases	1.25%	1.25%	1.07%

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

Criticized loans and classified loans as a percentage of loans and leases decreased $18.2 million from December 31, 2024 to March 31, 2025 due to certain larger loans which were paid off or upgraded. The Company continues its strong focus on improving  credit quality in an effort to limit NPLs.

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs:

	As of
	March 31, 2025	December 31, 2024	March 31, 2024
ACL for loans/leases / Total loans/leases held for investment	1.32%	1.32%	1.33%
ACL for loans/leases / NPLs	189.76%	202.57%	285.55%

Although management believes that the ACL at March 31, 2025 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision for credit losses.  Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and equipment financing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios:

	As of March 31,	As of December 31,	As of March 31,
	2025	2024	2024

	(dollars in thousands)

Nonaccrual loans/leases (1)	$47,259	$40,080	$29,439
Accruing loans/leases past due 90 days or more	356	4,270	142
Total NPLs	47,615	44,350	29,581
OREO	402	661	784
Other repossessed assets	122	543	962
Total NPAs	$48,139	$45,554	$31,327

NPLs to total loans/leases	0.70%	0.65%	0.44%
NPAs to total loans/leases plus repossessed property	0.71%	0.67%	0.47%
NPAs to total assets	0.53%	0.50%	0.36%
Nonaccrual loans/leases to total loans/leases	0.69%	0.59%	0.44%
ACL to nonaccrual loans	191.19%	224.15%	286.93%

(1)	Includes government guaranteed portion of loans, as applicable.

NPAs at March 31, 2025 were $48.1 million, an increase of $2.5 million from December 31, 2024, and an increase of $16.8 million from March 31, 2024.  The increase in NPAs during the quarter was driven by three client relationships, offset by the payoff of a large NPA relationship. The ratio of NPAs to total assets was 0.53% at March 31, 2025, a slight increase from 0.50% at December 31, 2024, and an increase from 0.36% at March 31, 2024.

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

The Company's lending/leasing practices remain unchanged and asset quality remains a top priority for management.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

DEPOSITS

Deposits increased by $276.2 million during the first quarter of 2025, primarily due to increases in interest-bearing demand deposits.

The table below presents the composition of the Company's deposit portfolio:

	As of
	March 31, 2025		December 31, 2024		March 31, 2024
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$963,851	13%	$921,160	13%	$955,167	14%
Interest bearing demand deposits	5,119,601	70%	4,828,216	68%	4,714,555	69%
Time deposits	951,606	13%	953,496	14%	875,491	13%
Brokered deposits	302,332	4%	358,315	5%	261,562	4%
	$7,337,390	100%	$7,061,187	100%	$6,806,775	100%

The Company actively participates in the ICS/CDARS program, which is a trusted resource that provides FDIC insurance coverage for clients that maintain larger deposit balances.  Deposits in the ICS/CDARS program (which are included in interest-bearing deposits and time deposits in the preceding table) totaled $2.5 billion, or 33.5% of all deposits, as of March 31, 2025.

The Company’s correspondent bank deposit portfolio and funds managed consists of the following:

●	Noninterest-bearing deposits which represent correspondent banks’ operating cash used for processing transactions with the Federal Reserve,
●	Money market deposits which represent excess liquidity, and
●	EBA balances of the correspondent banks at the FRB.

The Company had total uninsured and uncollateralized deposits of $1.6 billion and $1.4 billion as of March 31, 2025 and 2024, respectively.

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

BORROWINGS

The subsidiary banks purchase federal funds for short-term funding needs from the FRB or from their correspondent banks. The table below presents the composition of the Company's short-term borrowings:

	As of
	March 31, 2025	December 31, 2024	March 31, 2024

	(dollars in thousands)

Federal funds purchased	$2,050	$1,800	$2,700

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

The table below presents the Company's FHLB advances as of the periods indicated:

	As of
	March 31, 2025	December 31, 2024	March 31, 2024
	(dollars in thousands)

Term FHLB advances	$145,383	$145,383	$135,000
Overnight FHLB advances	—	140,000	70,000
	$145,383	$285,383	$205,000

The Company had no change in term FHLB advances from December 31, 2024 to March 31, 2025.  The Company had a decrease in overnight FHLB advances of $140.0 million from December 31, 2024 to March 31, 2025.  The decrease was primarily due to strong deposit growth resulting in lower funding needs during the first quarter of 2025.

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

The table below presents the maturity schedule including weighted average interest cost for the Company's combined wholesale funding portfolio (defined as FHLB advances and brokered deposits):

	March 31, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

	(dollars in thousands)
Year ending December 31:
2025	$115,236	4.47%	$338,462	4.59%
2026	80,453	4.66	53,240	4.91
2027	87,365	4.45	87,358	4.45
2028	97,650	4.29	97,639	4.29
2029	67,011	3.30	66,999	3.30
Thereafter	—	—	—	—
Total Wholesale Funding	$447,715	4.29%	$643,698	4.42%

During the first three months of 2025, wholesale funding decreased $196.0 million due to strong deposit growth.

The Company renewed its revolving credit note in the second quarter of 2024.  At renewal, the available amount under the line of credit remained unchanged at $50.0 million for which there was no outstanding balance as of March 31, 2025.  Interest on the revolving line of credit is calculated at the greater of: (a) the effective Prime Rate less 0.50% or (b) 3.00% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.

The Company had subordinated notes totaling $233.6 million and $233.2 million as of March 31, 2025 and 2024, respectively.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company had junior subordinated debentures totaling $48.9 million and $48.8 million as of March 31, 2025 and 2024, respectively.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity:

	As of
	March 31, 2025	December 31, 2024	March 31, 2024

	(dollars in thousands)

Common stock	$16,920	$16,882	$16,807
Additional paid in capital	375,111	374,975	371,157
Retained earnings	689,953	665,171	580,711
AOCI	(59,237)	(59,641)	(61,333)
Total stockholders' equity	$1,022,747	$997,387	$907,342

TCE / TA ratio (non-GAAP)*	9.70%	9.55%	8.94%

*     TCE/TA ratio is defined as total common stockholders' equity excluding goodwill and other intangibles divided by total assets. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

As of March 31, 2025 and 2024, no preferred stock was outstanding.

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021.  The share repurchase program does not have an expiration date. No shares were repurchased during the first three months of 2025.  There were 760,915 shares of common stock remaining for repurchase under the stock repurchase program as of March 31, 2025. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on a number of factors, including business and market conditions, regulatory requirements, availability of funds,  and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the program’s expiration, without any prior notice.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid an over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $324.7 million and $158.0 million at March 31, 2025 and 2024, respectively. The Company’s on-balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

At March 31, 2025, the subsidiary banks had 26 lines of credit totaling $1.2 billion with upstream correspondent banks, of which $775.2 million was secured and $440.8 million was unsecured. At March 31, 2025, the Company had the full $1.2 billion available under these lines of credit.

At December 31, 2024, the subsidiary banks had 27 lines of credit totaling $1.2 billion, of which $746.7 million was secured and $450.8 million was unsecured. At December 31, 2024, $1.2 billion was available under these lines of credit.

The Company has emphasized growing the number and amount of available lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $50.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2025.  At March 31, 2025, the full $50.0 million was available.

As of March 31, 2025, the Company had $1.1 billion in actual correspondent banking deposits spread over 189 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Investing activities used cash of $123.5 million during the first three months of 2025, compared to $82.1 million for the same period of 2024. The net decrease in federal funds sold was $18.3 million for the first three months of 2025, compared to a net decrease of $31.3 million for the same period of 2024. The net increase in interest-bearing deposits at financial institutions was $73.3 million for the first three months of 2025, compared to a net decrease of $32.0 million for the same period of 2024. Proceeds from calls, maturities, and paydowns of securities were $24.0 million for the first three months of 2025, compared to $13.5 million for the same period of 2024. Purchases of securities used cash of $48.3 million for the first three months of 2025, compared to $43.6 million for the same period of 2024. There were no proceeds from the sale of securities for the first three months of 2025, compared to proceeds of $445 thousand for the same period of 2024. The net increase in loans/leases used cash of $41.5 million for the first three months of 2025 compared to a net increase in loans of $114.2 million for the same period of 2024.

Financing activities provided cash of $134.3 million for the first three months of 2025, compared to $63.2 million for same period of 2024.  Net increases in deposits totaled $276.2 million for the first three months of 2025, compared to net increases in deposits of $292.8 million for the same period of 2024. During the first three months of 2025, the Company's short-term borrowings increased $250 thousand, compared to an increase in short-term borrowings of $1.2 million for the same period of 2024. Net decrease in overnight advances totaled $140.0 million for the first three months of 2025 as compared to net decrease of $230.0 million for the same period of 2024.

Total cash used in operating activities was $3.6 million for the first three months of 2025, compared to net cash provided by operating activities of $2.7 million for the same period of 2024.

Throughout its history, the Company has secured additional capital through various sources, including the issuance of common and preferred stock, as well as trust preferred securities and subordinated notes.

The Company had two LIHTC securitization that closed in 2024. LIHTC securitizations may continue to be an ongoing tool in managing liquidity and capital. Refer to Note 4 of the Consolidated Financial Statements for details of these securitizations.

As of March 31, 2025 and December 31, 2024, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. Refer to Note 10 of the Consolidated Financial Statements for additional information regarding regulatory capital.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

●	The strength of the local, state, national and international economies and financial markets (including effects of inflationary pressures, the threat or implementation of tariffs, trade wars and changes to immigration policy).
●	Changes in, and the interpretation and prioritization of, local, state and federal laws, regulations and governmental policies (including those concerning the Company’s general business).
●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics, acts of war or threats thereof (including the Russian invasion of Ukraine and ongoing conflicts in the Middle East) or other adverse events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events.
●	New or revised accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.
●	The imposition of tariffs or other governmental policies impacting the value of products produced by the Company’s commercial borrowers.
●	Increased competition in the financial services sector, including from non-bank competitors such as credit unions and fintech companies, and the inability to attract new customers.
●	Changes in technology and the ability to develop and maintain secure and reliable electronic systems.
●	Unexpected results of acquisitions, including failure to realize the anticipated benefits of the acquisitions and the possibility that transaction and integration costs may be greater than anticipated.
●	The loss of key executives and employees, talent shortages and employee turnover.
●	Changes in consumer spending.
●	Unexpected outcomes and costs of existing or new litigation or other legal proceedings and regulatory actions involving the Company.
●	The economic impact on the Company and its customers of climate change, natural disasters and exceptional weather occurrences such as tornadoes, floods and blizzards.
●	Fluctuations in the value of securities held in our securities portfolio, including as a result of changes in interest rates.
●	Credit risk and risks from concentrations (by type of borrower, geographic area, collateral and industry) within our loan portfolio and large loans to certain borrowers (including CRE loans).

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. For a discussion of the factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, see the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE in YEAR 1
		As of March 31,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2025	2024

300 basis point downward parallel shock	(30.0)%	4.0%	4.8%
200 basis point downward parallel shift	(10.0)%	1.8%	2.3%
200 basis point upward parallel shift	(10.0)%	(2.7)%	(3.2)%
300 basis point upward parallel shock	(30.0)%	(8.0)%	(9.2)%

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

The simulation is within the board-established policy limits for all four scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at March 31, 2025 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of March 31, 2025. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 1A        Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021. The share repurchase program does not have an expiration date. There were no shares repurchased under the share repurchase program during the first quarter of 2025.

Item 3           Defaults Upon Senior Securities

None

Item 4           Mine Safety Disclosures

Not applicable

Item 5           Other Information

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6           Exhibits

10.1+

Consulting Services Agreement, dated January 3, 2025, between Quad City Bank and Trust Company and John H. Anderson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 8, 2025).

10.2+

Transitional Employment Agreement, dated February 20, 2025, by and between QCR Holdings, Inc. and Larry J. Helling (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2025).

10.3+

Employment Agreement, dated February 20, 2025, by and between QCR Holdings, Inc. and Todd A. Gipple (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 24, 2025).

10.4+

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three months ended March 31, 2025 and March 31, 2024; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and March 31, 2024; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2025 and March 31, 2024; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and March 31, 2024; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

+	A compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	May 9, 2025	/s/ Larry J. Helling
Larry J. Helling
Chief Executive Officer

Date	May 9, 2025	/s/ Todd A. Gipple
Todd A. Gipple
President
Chief Financial Officer

Date	May 9, 2025	/s/ Nick W. Anderson
Nick W. Anderson
Chief Accounting Officer