Form 10-Q
period 2025-06-30
QCR HOLDINGS INC
filed 2025-08-08
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 1, 2025, the Registrant had outstanding 16,941,967 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and abbreviations, as defined in Note 1 to the Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 30, 2025 and December 31, 2024

	June 30,	December 31,
	2025	2024

	(dollars in thousands)
Assets
Cash and due from banks	$104,769	$91,732
Federal funds sold	27,000	27,150
Interest-bearing deposits at financial institutions	118,704	143,442

Securities held to maturity, at amortized cost, net of allowance for credit losses	909,035	835,797
Securities available for sale, at fair value	271,517	281,109
Securities trading, at fair value	82,900	83,529
Total securities	1,263,452	1,200,435

Loans receivable held for sale	1,162	2,143
Loans/leases receivable held for investment	6,923,762	6,782,261
Gross loans/leases receivable	6,924,924	6,784,404
Less allowance for credit losses	(88,732)	(89,841)
Net loans/leases receivable	6,836,192	6,694,563

Bank-owned life insurance	111,097	109,575
Premises and equipment, net	181,773	159,153
Restricted investment securities	32,891	35,412
Other real estate owned, net	62	661
Goodwill	138,595	138,595
Intangibles	9,738	11,061
Derivatives	184,982	186,781
Other assets	233,076	227,470
Total assets	$9,242,331	$9,026,030

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$952,032	$921,160
Interest-bearing	6,366,321	6,140,027
Total deposits	7,318,353	7,061,187

Short-term borrowings	1,350	1,800
Federal Home Loan Bank advances	225,383	285,383
Subordinated notes	233,701	233,489
Junior subordinated debentures	48,925	48,860
Derivatives	209,505	214,823
Other liabilities	154,560	183,101
Total liabilities	8,191,777	8,028,643

Stockholders' Equity:
Preferred stock, $1 par value; shares authorized 250,000 June 2025 and December 2024 - no shares issued or outstanding	—	—
Common stock, $1 par value; shares authorized 20,000,000 June 2025 - 16,934,698 shares issued and outstanding December 2024 - 16,882,045 shares issued and outstanding	16,935	16,882
Additional paid-in capital	376,571	374,975
Retained earnings	717,956	665,171
Accumulated other comprehensive loss:
Securities available for sale	(43,919)	(37,965)
Derivatives	(16,989)	(21,676)
Total stockholders' equity	1,050,554	997,387
Total liabilities and stockholders' equity	$9,242,331	$9,026,030

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended June 30, 2025 and 2024

	2025	2024

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$75,122	$79,743
Nontaxable	27,747	26,051
Securities:
Taxable	4,805	4,285
Nontaxable	10,158	7,476
Interest-bearing deposits at financial institutions	1,634	1,139
Restricted investment securities	622	869
Federal funds sold	159	183
Total interest and dividend income	120,247	119,746

Interest expense:
Deposits	51,013	53,053
Short-term borrowings	15	21
Federal Home Loan Bank advances	2,853	6,239
Subordinated notes	3,599	3,582
Junior subordinated debentures	685	688
Total interest expense	58,165	63,583
Net interest income	62,082	56,163
Provision for credit losses	4,043	5,496
Net interest income after provision for credit losses	58,039	50,667

Noninterest income:
Trust fees	3,395	3,103
Investment advisory and management fees	1,254	1,214
Deposit service fees	2,187	1,986
Gains on sales of residential real estate loans, net	556	540
Gains on sales of government guaranteed portions of loans, net	40	12
Capital markets revenue	9,869	17,758
Earnings on bank-owned life insurance	998	2,964
Debit card fees	1,648	1,571
Correspondent banking fees	699	510
Loan related fee income	1,096	962
Fair value gain on derivatives and trading securities	230	51
Other	143	218
Total noninterest income	22,115	30,889

Noninterest expense:
Salaries and employee benefits	28,474	31,079
Occupancy and equipment expense	6,837	6,377
Professional and data processing fees	6,089	4,823
FDIC insurance, other insurance and regulatory fees	1,960	1,854
Loan/lease expense	407	151
Net cost of and losses on operations of other real estate	50	28
Advertising and marketing	1,746	1,565
Communication and data connectivity	274	318
Supplies	252	259
Bank service charges	720	622
Correspondent banking expense	314	363
Intangibles amortization	661	690
Payment card processing	547	706
Trust expense	413	379
Other	839	674
Total noninterest expense	49,583	49,888
Net income before income taxes	30,571	31,668
Federal and state income tax expense	1,552	2,554
Net income	$29,019	$29,114

Basic earnings per common share	$1.71	$1.73
Diluted earnings per common share	$1.71	$1.72

Weighted average common shares outstanding	16,928,542	16,814,814
Weighted average common and common equivalent shares outstanding	17,006,282	16,921,854

Cash dividends declared per common share	$0.06	$0.06

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Six Months Ended June 30, 2025 and 2024

	2025	2024

	(dollars in thousands, except share data)
Interest and dividend income:
Loans/leases, including fees:
Taxable	$149,210	$156,874
Nontaxable	54,095	50,179
Securities:
Taxable	9,393	8,546
Nontaxable	19,370	14,862
Interest-bearing deposits at financial institutions	3,438	2,339
Restricted investment securities	1,156	1,543
Federal funds sold	258	452
Total interest and dividend income	236,920	234,795

Interest expense:
Deposits	101,400	104,469
Short-term borrowings	33	44
Federal Home Loan Bank advances	4,849	10,977
Subordinated notes	7,201	7,062
Junior subordinated debentures	1,369	1,381
Total interest expense	114,852	123,933
Net interest income	122,068	110,862
Provision for credit losses	8,277	8,465
Net interest income after provision for credit losses	113,791	102,397

Noninterest income:
Trust fees	7,081	6,302
Investment advisory and management fees	2,508	2,315
Deposit service fees	4,370	4,008
Gains on sales of residential real estate loans, net	853	922
Gains on sales of government guaranteed portions of loans, net	101	36
Capital markets revenue	16,385	34,215
Earnings on bank-owned life insurance	1,522	3,832
Debit card fees	3,136	3,037
Correspondent banking fees	1,313	1,022
Loan related fee income	1,994	1,798
Fair value loss on derivatives and trading securities	(777)	(112)
Other	521	372
Total noninterest income	39,007	57,747

Noninterest expense:
Salaries and employee benefits	55,838	62,939
Occupancy and equipment expense	13,292	12,891
Professional and data processing fees	11,233	9,436
FDIC insurance, other insurance and regulatory fees	3,930	3,799
Loan/lease expense	788	529
Net cost of (income from) and losses/(gains) on operations of other real estate	41	(2)
Advertising and marketing	3,359	3,048
Communication and data connectivity	564	719
Supplies	459	534
Bank service charges	1,316	1,190
Correspondent banking expense	643	668
Intangibles amortization	1,322	1,380
Payment card processing	1,141	1,352
Trust expense	770	804
Other	1,426	1,291
Total noninterest expense	96,122	100,578
Net income before income taxes	56,676	59,566
Federal and state income tax expense	1,860	3,726
Net income	$54,816	$55,840

Basic earnings per common share	$3.24	$3.32
Diluted earnings per common share	$3.22	$3.30

Weighted average common shares outstanding	16,914,663	16,799,081
Weighted average common and common equivalent shares outstanding	17,010,136	16,916,264

Cash dividends declared per common share	$0.12	$0.12

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

For the Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025	2024

	(dollars in thousands)

Net income	$29,019	$29,114

Other comprehensive loss:

Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period before tax	(4,596)	(345)
	(4,596)	(345)

Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	2,409	(270)
Less: reclassification adjustment for caplet amortization before tax	—	(125)
	2,409	(145)

Other comprehensive loss, before tax	(2,187)	(490)
Tax benefit	(516)	(122)
Other comprehensive loss, net of tax	(1,671)	(368)

Comprehensive income	$27,348	$28,746

	Six Months Ended June 30,
	2025	2024

	(dollars in thousands)

Net income	$54,816	$55,840

Other comprehensive loss:

Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period before tax	(7,897)	(3,592)
Less reclassification adjustment for impairment losses included in net income before tax	—	445
	(7,897)	(4,037)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during the period before tax	6,277	(3,874)
Less reclassification adjustment for caplet amortization before tax	—	(246)
	6,277	(3,628)

Other comprehensive loss, before tax	(1,620)	(7,665)
Tax benefit	(353)	(1,924)
Other comprehensive loss, net of tax	(1,267)	(5,741)

Comprehensive income	$53,549	$50,099

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Three and Six Months Ended June 30, 2025 and 2024

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2024	$16,882	$374,975	$665,171	$(59,641)	$997,387
Net income	—	—	25,797	—	25,797
Other comprehensive income, net of tax	—	—	—	404	404
Common cash dividends declared, $0.06 per share	—	—	(1,015)	—	(1,015)
Stock-based compensation expense	—	1,299	—	—	1,299
Issuance of common stock under employee benefit plans	38	(1,163)	—	—	(1,125)
Balance, March 31, 2025	$16,920	$375,111	$689,953	$(59,237)	$1,022,747
Net income	—	—	29,019	—	29,019
Other comprehensive income, net of tax	—	—	—	(1,671)	(1,671)
Common cash dividends declared, $0.06 per share	—	—	(1,016)	—	(1,016)
Stock-based compensation expense	—	622	—	—	622
Issuance of common stock under employee benefit plans	15	838	—	—	853
Balance, June 30, 2025	$16,935	$376,571	$717,956	$(60,908)	$1,050,554

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

	(dollars in thousands)

Balance December 31, 2023	$16,749	$370,814	$554,992	$(55,959)	$886,596
Net income	—	—	26,726	—	26,726
Other comprehensive loss, net of tax	—	—	—	(5,373)	(5,373)
Common cash dividends declared, $0.06 per share	—	—	(1,008)	—	(1,008)
Stock-based compensation expense	—	941	—	—	941
Issuance of common stock under employee benefit plans	58	(598)	—	—	(540)
Balance, March 31, 2024	$16,807	$371,157	$580,710	$(61,332)	$907,342
Net income	—	—	29,114	—	29,114
Other comprehensive loss, net of tax	—	—	—	(368)	(368)
Common cash dividends declared, $0.06 per share	—	—	(1,008)	—	(1,008)
Stock-based compensation expense	—	696	—	—	696
Issuance of common stock under employee benefit plans	18	525	—	—	543
Balance, June 30, 2024	$16,825	$372,378	$608,816	$(61,700)	$936,319

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2025 and 2024

	2025	2024

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,816	$55,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,515	4,522
Provision for credit losses	8,277	8,465
Stock-based compensation expense	1,921	1,637
Deferred compensation expense accrued	2,982	3,113
Gains on other real estate owned, net	(31)	(173)
Amortization of premiums on securities, net	400	346
Caplet amortization	—	246
Fair value loss on derivatives and trading securities	776	112
Ineffectiveness on fair value hedges	16	1
Loans originated for sale	(39,310)	(40,768)
Proceeds on sales of loans	41,245	41,389
Gains on sales of residential real estate loans	(853)	(922)
Gains on sales of government guaranteed portions of loans	(101)	(36)
Gains on sales and disposals of premises and equipment	—	(2)
Amortization of intangibles	1,322	1,380
Accretion of acquisition fair value adjustments, net	(268)	(268)
Increase in cash value of bank-owned life insurance	(1,522)	(1,600)
Gain on bank-owned life insurance death benefits	—	(2,232)
Increase in other assets	(5,328)	(12,861)
Decrease in other liabilities	(30,181)	(29,102)
Net cash provided by provided by operating activities	$38,676	$29,087

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	150	27,300
Net decrease in interest-bearing deposits at financial institutions	24,738	10,807
Proceeds from sales of other real estate owned	740	1,151
Activity in securities portfolio:
Purchases	(119,930)	(65,755)
Calls, maturities and redemptions	31,081	25,607
Paydowns	17,535	8,347
Sales	—	445
Activity in restricted investment securities:
Purchases	(64)	(6,948)
Redemptions	2,585	4,271
Proceeds from the liquidation of bank-owned life insurance	—	4,085
Net increase in loans/leases originated and held for investment	(149,755)	(319,789)
Purchase of premises and equipment	(27,135)	(22,314)
Proceeds from sales of premises and equipment	—	2
Net cash used in investing activities	$(220,055)	$(332,791)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	257,166	250,663
Net increase (decrease) in short-term borrowings	(450)	100
Activity in Federal Home Loan Bank advances:
Net change in short-term and overnight advances	(60,000)	50,000
Payment of cash dividends on common stock	(2,028)	(2,012)
Proceeds from issuance of common stock, net	(272)	3
Net cash provided by financing activities	$194,416	$298,754

Net increase (decrease) in cash and due from banks	13,037	(4,950)

Cash and due from banks, beginning	91,732	97,123
Cash and due from banks, ending	$104,769	$92,173

	2025	2024

	(dollars in thousands)
Supplemental disclosure of cash flow information, cash payments for:
Interest	$116,887	$123,467
Income/franchise taxes	249	3,066

Supplemental schedule of noncash investing activities:
Change in fair value of fair value hedges	(2,058)	—
Transfers of loans to other real estate owned	110	—
Transfer of loans to held for sale for securitizations in preparation	—	243,193
Increase (decrease) in the fair value of back-to-back interest rate swap assets and liabilities	(60)	5,570
Dividends payable	1,016	1,008

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

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

The financial information of the Company included herein has been prepared in accordance with GAAP for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management's discussion and analysis are due to rounding. The results of the interim period ended June 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025, or for any other period.

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

NOTE 2– INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of June 30, 2025 and December 31, 2024 are summarized as follows:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
June 30, 2025:
Securities HTM:
Municipal securities	$879,663	$(254)	$11,203	$(120,662)	$769,950
Corporate securities	28,585	(8)	3,991	—	32,568
Other securities	1,050	(1)	—	(2)	1,047
	$909,298	$(263)	$15,194	$(120,664)	$803,565

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$16,268	$—	$3	$(2,004)	$14,267
Residential mortgage-backed and related securities	63,364	—	6	(4,506)	58,864
Municipal securities	204,038	—	—	(50,059)	153,979
Asset-backed securities	6,599	—	85	—	6,684
Corporate securities	39,373	—	33	(1,683)	37,723
	$329,642	$—	$127	$(58,252)	$271,517

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	(Losses)	Value

	(dollars in thousands)
December 31, 2024:
Securities HTM:
Municipal securities	$806,992	$(254)	$23,292	$(63,164)	$766,866
Corporate securities	28,018	(8)	4,665	—	32,675
Other securities	1,050	(1)	—	(7)	1,042
	$836,060	$(263)	$27,957	$(63,171)	$800,583

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$23,113	$—	$7	$(2,529)	$20,591
Residential mortgage-backed and related securities	55,641	—	3	(5,602)	50,042
Municipal securities	204,664	—	—	(40,089)	164,575
Asset-backed securities	9,053	—	171	—	9,224
Corporate securities	38,866	—	4	(2,193)	36,677
	$331,337	$—	$185	$(50,413)	$281,109

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

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2025, and December 31, 2024, are summarized in the tables below. Securities AFS, for which an allowance for credit losses has been provided, are not included in these disclosures as there are no unrealized losses remaining after consideration of the ACL.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
June 30, 2025:
Securities HTM:
Municipal securities	$276,990	$(48,221)	$279,489	$(72,441)	$556,479	$(120,662)
Other securities	500	(1)	548	(1)	1,048	(2)
	$277,490	$(48,222)	$280,037	$(72,442)	$557,527	$(120,664)

Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$62	$(1)	$13,643	$(2,003)	$13,705	$(2,004)
Residential mortgage-backed and related securities	13,977	(152)	35,931	(4,354)	49,908	(4,506)
Municipal securities	1,400	(44)	152,579	(50,015)	153,979	(50,059)
Asset-backed securities	—	—	—	—	—	—
Corporate securities	—	—	31,503	(1,683)	31,503	(1,683)
	$15,439	$(197)	$233,656	$(58,055)	$249,095	$(58,252)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2024:
Securities HTM:
Municipal securities	$162,914	$(14,382)	$253,818	$(48,782)	$416,732	$(63,164)
Other securities	500	—	543	(7)	1,043	(7)
	$163,414	$(14,382)	$254,361	$(48,789)	$417,775	$(63,171)

Securities AFS:
U.S. govt. sponsored agency securities	$6,522	$(2)	$13,369	$(2,527)	$19,891	$(2,529)
Residential mortgage-backed and related securities	1,337	(24)	48,520	(5,578)	49,857	(5,602)
Municipal securities	798	(6)	163,777	(40,083)	164,575	(40,089)
Corporate securities	—	—	35,712	(2,193)	35,712	(2,193)
	$8,657	$(32)	$261,378	$(50,381)	$270,035	$(50,413)

On June 30, 2025, the investment portfolio included 677 securities. Of this number, 574 securities were in an unrealized loss position. The aggregate losses of these securities totaled approximately 15.01% of the total amortized cost of the portfolio. Of these 574 securities, there were 464 securities that were in an unrealized loss position for twelve months or more. Management has concluded unrealized losses as of June 30, 2025 were temporary due to the changing interest rate environment.

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

The following table presents the activity in the allowance for credit losses for held to maturity and available for sale securities by major security type for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025					June 30, 2024
	Securities HTM				Securities AFS	Securities HTM			Securities AFS
	Municipal	Corporate	Other		Corporate	Municipal	Other		Corporate
	securities	securities	securities	Total	securities	securities	securities	Total	securities

	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$254	$8	$1	$263	$—	$202	$1	$203	$—
Provision	—	—	—	—	—	—	—	—	—
Balance, ending	$254	$8	$1	$263	$—	$202	$1	$203	$—

	Six Months Ended
	June 30, 2025					June 30, 2024
	Securities HTM				Securities AFS	Securities HTM			Securities AFS
	Municipal	Corporate	Other		Corporate	Municipal	Other		Corporate
	securities	securities	securities	Total	securities	securities	securities	Total	securities

	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$254	8	$1	$263	$—	$202	$1	$203	$989
Reduction due to sales	—	—	—	—	—	—	—	—	(544)
Provision for credit loss expense	—	—	—	—	—	—	—	—	(445)
Balance, ending	$254	8	$1	$263	$—	$202	$1	$203	$—

Trading securities had a fair value of $82.9 million as of June 30, 2025 and $83.5 million as of December 31, 2024 and consist of retained beneficial interests acquired in conjunction with Freddie Mac securitizations completed by the Company in 2023 and 2024. The change in fair value on trading securities for the six months ended June 30, 2025 was a net loss of $77 thousand. The change in market value on trading securities for the six months ended June 30, 2024 was a net gain of $253 thousand. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

There were no transfers of securities between classifications during both the six months ended June 30, 2025 and 2024.

There were no sales of securities during both the three and six months ended June 30, 2025.  There were no sales of securities during the three months ended June 30, 2024.  There was one security sold during the six months ended June 30, 2024 which was identified as AFS.  Information on proceeds received, as well as the gains and losses from the sale of securities, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

(dollars in thousands)

Proceeds from sales of securities	$—	$—	$—	$445
Gross gains from sales of securities	—	—	—	—
Gross losses from sales of securities	—	—	—	—

The amortized cost and fair value of securities as of June 30, 2025 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities and asset-backed securities may differ from contractual maturities because the residential mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Due in one year or less	$359	$357
Due after one year through five years	28,143	26,320
Due after five years	880,796	776,888
	$909,298	$803,565
Securities AFS:
Due in one year or less	$—	$—
Due after one year through five years	21,598	20,870
Due after five years	238,081	185,099
	259,679	205,969
Residential mortgage-backed and related securities	63,364	58,864
Asset-backed securities	6,599	6,684
	$329,642	$271,517

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, which, at the discretion of the issuer, terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows as of June 30, 2025:

	Amortized Cost	Fair Value

	(dollars in thousands)
Securities HTM:
Municipal securities	$254,089	$244,000
Corporate securities	28,585	32,567
	$282,674	$276,567

Securities AFS:
Municipal securities	$203,893	$153,844
Corporate securities	35,408	33,739
	$239,301	$187,583

As of June 30, 2025, the Company's municipal securities portfolios were comprised of general obligation bonds issued by 81 issuers with fair values totaling $104.1 million and revenue bonds, issued by 163 issuers, primarily consisting of states, counties, towns, villages and school districts with fair values totaling $819.0 million. The Company also held investments in general obligation bonds in 18 states, including 10 states in which the aggregate fair value exceeded $5.0 million, and in revenue bonds in 31 states, including 14 states in which the aggregate fair value exceeded $5.0 million.

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

The Company monitors the investments and concentration closely. Both general obligation and revenue bonds are diversified across many issuers. As of June 30, 2025 and December 31, 2024, the Company did not hold general obligation bonds of any single issuer, that in aggregate exceed 10% of the Company’s stockholders’ equity. Of the general obligation and revenue bonds in the Company's portfolio, the majority are unrated bonds that represent small, private issuances. All unrated bonds were underwritten according to the Company’s loan underwriting standards and have an average loan risk rating of 2, indicating very high quality. Additionally, many of these bonds are funding essential municipal services such as water, sewer, education, and medical facilities.

The Company's municipal securities are owned by the four charters, whose investment policies set forth limits for various subcategories within the municipal securities portfolio. The investments of each charter are monitored individually, and as of June 30, 2025, all were within policy limitations approved by the Company’s board of directors. Policy limits are calculated as a percentage of each charter's total risk-based capital.

As of June 30, 2025, the Company's standard monitoring of its municipal securities portfolio had not uncovered any facts or circumstances resulting in significantly different credit ratings than those assigned by a nationally recognized statistical rating organization, or in the case of unrated bonds, the rating assigned using the credit underwriting standards.

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of June 30, 2025 and December 31, 2024 is presented as follows:

	June 30, 2025	December 31, 2024

	(dollars in thousands)
C&I:
C&I - revolving	$380,029	$387,991
C&I - other *	1,375,689	1,514,932
	1,755,718	1,902,923

CRE - owner occupied	593,675	605,993
CRE - non-owner occupied	1,036,049	1,077,852
Construction and land development	1,529,022	1,313,543
Multi-family	1,251,763	1,132,110
Direct financing leases**	12,880	17,076
1-4 family real estate***	592,253	588,179
Consumer	153,564	146,728
	6,924,924	6,784,404
Allowance for credit losses	(88,732)	(89,841)
	$6,836,192	$6,694,563
** Direct financing leases:
Net minimum lease payments to be received	$13,808	$18,506
Estimated unguaranteed residual values of leased assets	165	165
Unearned lease/residual income	(1,093)	(1,595)
	12,880	17,076
Less allowance for credit losses	(423)	(580)
	$12,457	$16,496

*      Includes equipment financing agreements outstanding through m2, totaling $237.1 million and $303.2 million as of June 30, 2025 and December 31, 2024, respectively.

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

***  Includes residential real estate loans held for sale totaling $1.2 million and $2.1 million as of June 30, 2025 and December 31, 2024, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $45.7 million and $46.1 million at June 30, 2025 and December 31, 2024, respectively, and was included in Other Assets on the consolidated balance sheets.

Changes in accretable discounts on acquired loans for the three and six months ended June 30, 2025 and 2024, respectively, are presented as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	Performing	Performing	Performing	Performing
	Loans	Loans	Loans	Loans

	(dollars in thousands)

Balance at the beginning of the period	$(2,115)	$(3,539)	$(2,310)	$(3,891)
Accretion recognized	94	268	289	620
Balance at the end of the period	$(2,021)	$(3,271)	$(2,021)	$(3,271)

The aging of the loan/lease portfolio by classes of loans/leases as of June 30, 2025 and December 31, 2024 is presented as follows:

	As of June 30, 2025
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I:
C&I - revolving	$377,355	$—	$—	$—	$2,674	$380,029
C&I - other	1,337,518	9,445	2,690	7	26,029	1,375,689
CRE - owner occupied	591,853	51	248	—	1,523	593,675
CRE - non-owner occupied	1,033,200	100	—	—	2,749	1,036,049
Construction and land development	1,524,904	—	—	—	4,118	1,529,022
Multi-family	1,249,430	—	—	—	2,333	1,251,763
Direct financing leases	12,394	342	2	—	142	12,880
1-4 family real estate	589,107	147	653	—	2,346	592,253
Consumer	152,942	20	34	—	568	153,564
	$6,868,703	$10,105	$3,627	$7	$42,482	$6,924,924

As a percentage of total loan/lease portfolio	99.19%	0.15%	0.05%	0.00%	0.61%	100.00%

	As of December 31, 2024
				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

	(dollars in thousands)
C&I
C&I - revolving	$387,767	$30	$—	$—	$194	$387,991
C&I - other	1,474,729	13,159	2,931	2	24,111	1,514,932
CRE - owner occupied	604,550	173	454	—	816	605,993
CRE - non-owner occupied	1,074,541	85	—	—	3,226	1,077,852
Construction and land development	1,300,893	8	—	4,188	8,454	1,313,543
Multi-family	1,132,110	—	—	—	—	1,132,110
Direct financing leases	16,622	60	135	—	259	17,076
1-4 family real estate	579,943	4,910	539	80	2,707	588,179
Consumer	146,172	235	8	—	313	146,728
	$6,717,327	$18,660	$4,067	$4,270	$40,080	$6,784,404

As a percentage of total loan/lease portfolio	99.01%	0.28%	0.06%	0.06%	0.59%	100.00%

NPLs by classes of loans/leases as of June 30, 2025 and December 31, 2024 are presented as follows:

	As of June 30, 2025
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$2,674	$—	$2,674	6%
C&I - other	7	23,983	2,046	26,036	61
CRE - owner occupied	—	1,031	492	1,523	4
CRE - non-owner occupied	—	2,749	—	2,749	6
Construction and land development	—	4,118	—	4,118	10
Multi-family	—	2,333	—	2,333	5
Direct financing leases	—	142	—	142	1
1-4 family real estate	—	2,019	327	2,346	6
Consumer	—	568	—	568	1
	$7	$39,617	$2,865	$42,489	100%

	As of December 31, 2024
	Accruing Past	Nonaccrual	Nonaccrual
	Due 90 Days or	Loans/Leases	Loans/Leases		Percentage of
Classes of Loans/Leases	More	with an ACL	without an ACL	Total NPLs	Total NPLs

	(dollars in thousands)
C&I:
C&I - revolving	$—	$193	$1	$194	-%
C&I - other	2	20,849	3,262	24,113	54
CRE - owner occupied	—	816	—	816	2
CRE - non-owner occupied	—	2,686	540	3,226	7
Construction and land development	4,188	—	8,454	12,642	29
Multi-family	—	—	—	—	-
Direct financing leases	—	259	—	259	1
1-4 family real estate	80	2,366	341	2,787	6
Consumer	—	313	—	313	1
	$4,270	$27,482	$12,598	$44,350	100%

The Company did not recognize any interest income on nonaccrual loans during the six months ended June 30, 2025 and 2024.

Changes in the ACL on loans/leases by portfolio segment for the three and six months ended June 30, 2025 and 2024, respectively, are presented as follows:

	Three Months Ended June 30, 2025
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,952	$31,845	$7,141	$11,061	$16,760	$12,968	$5,095	$1,532	$90,354
Provision	(155)	3,972	(400)	(445)	1,161	574	(115)	75	4,667
Charge-offs	—	(6,470)	—	10	—	—	—	(30)	(6,490)
Recoveries	—	175	—	—	24	—	—	2	201
Balance, ending	$3,797	$29,522	$6,741	$10,626	$17,945	$13,542	$4,980	$1,579	$88,732

	Six Months Ended June 30, 2025
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other**	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$3,856	$34,002	$7,147	$11,137	$15,099	$12,173	$4,934	$1,493	$89,841
Provision	(59)	6,071	(406)	(521)	2,763	1,369	72	121	9,410
Charge-offs	—	(11,348)	—	10	—	—	(26)	(70)	(11,434)
Recoveries	—	797	—	—	83	—	—	35	915
Balance, ending	$3,797	$29,522	$6,741	$10,626	$17,945	$13,542	$4,980	$1,579	$88,732

*   Included within the C&I – Other column are ACL on leases with a beginning balance of $485 thousand, negative provision of $33 thousand, charge-offs of $30 thousand and recoveries of $1 thousand. ACL on leases was $423 thousand as of June 30, 2025.

** Included within the C&I – Other column are ACL on leases with a beginning balance of $580 thousand, provision of $54 thousand, charge-offs of $221 thousand and recoveries of $10 thousand. ACL on leases was $423 thousand as of June 30, 2025.

	Three Months Ended June 30, 2024
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other*	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$4,440	$26,615	$8,416	$12,607	$12,737	$12,928	$5,289	$1,438	$84,470
Change in ACL for writedown of LHFS to fair value	—	—	—	—	513	(15)	—	—	498
Provision	(741)	5,469	(363)	(231)	(1,196)	1,344	(66)	127	4,343
Charge-offs	—	(1,681)	—	—	—	—	(21)	(49)	(1,751)
Recoveries	—	141	—	—	—	—	1	4	146
Balance, ending	$3,699	$30,544	$8,053	$12,376	$12,054	$14,257	$5,203	$1,520	$87,706

	Six Months Ended June 30, 2024
			CRE	CRE	Construction		1-4
	C&I -	C&I -	Owner	Non-Owner	and Land	Multi-	Family
	Revolving	Other**	Occupied	Occupied	Development	Family	Real Estate	Consumer	Total

	(dollars in thousands)

Balance, beginning	$4,224	$27,460	$8,223	$11,581	$16,856	$12,463	$4,917	$1,476	$87,200
Change in ACL for writedown of LHFS to fair value	—	—	—	—	—	(2,879)	—	—	(2,879)
Provisions	(525)	7,696	(170)	795	(4,802)	4,673	309	103	8,079
Charge-offs	—	(5,219)	—	—	—	—	(24)	(68)	(5,311)
Recoveries	—	607	—	—	—	—	1	9	617
Balance, ending	$3,699	$30,544	$8,053	$12,376	$12,054	$14,257	$5,203	$1,520	$87,706

*    Included within the C&I – Other column are ACL on leases with a beginning balance of $884 thousand, provision of $106 thousand, no charge-offs and recoveries of $22 thousand. ACL on leases was $800 thousand as of June 30, 2024.

**  Included within the C&I – Other column are ACL on leases with a beginning balance of $992 thousand, provision of $174 thousand, charge-offs of $89 thousand and recoveries of $71 thousand. ACL on leases was $800 thousand as of June 30, 2024.

The composition of the ACL on loans/leases by portfolio segment based on evaluation method are as follows:

	As of June 30, 2025
	Amortized Cost of Loans Receivable			Allowance for Credit Losses
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Credit Losses	Credit Losses	Total	Credit Losses	Credit Losses	Total

	(dollars in thousands)
C&I :
C&I - revolving	$7,239	$372,790	$380,029	$173	$3,624	$3,797
C&I - other*	37,109	1,351,460	1,388,569	9,730	19,792	29,522
	44,348	1,724,250	1,768,598	9,903	23,416	33,319
CRE - owner occupied	28,070	565,605	593,675	1,775	4,966	6,741
CRE - non-owner occupied	13,080	1,022,969	1,036,049	605	10,021	10,626
Construction and land development	4,689	1,524,333	1,529,022	1,677	16,268	17,945
Multi-family	2,351	1,249,412	1,251,763	116	13,426	13,542
1-4 family real estate	3,006	589,247	592,253	273	4,707	4,980
Consumer	611	152,953	153,564	52	1,527	1,579
	$96,155	$6,828,769	$6,924,924	$14,401	$74,331	$88,732

*   Included within the C&I – other category are leases individually evaluated of $142 thousand with a related allowance for credit losses of $46 thousand and leases collectively evaluated of $12.7 million with a related allowance for credit losses of $377 thousand as of June 30, 2025.

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

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$7,239	$—	$—	$—	$—	$—	$—	$7,239
C&I - other*	8,834	—	—	—	4,760	11,464	12,051	37,109
	16,073	—	—	—	4,760	11,464	12,051	44,348
CRE - owner occupied	—	28,024	—	46	—	—	—	28,070
CRE - non-owner occupied	—	—	13,080	—	—	—	—	13,080
Construction and land development	—	—	4,689	—	—	—	—	4,689
Multi-family	—	—	2,351	—	—	—	—	2,351
1-4 family real estate	—	—	173	2,833	—	—	—	3,006
Consumer	—	—	—	598	—	—	13	611
	$16,073	$28,024	$20,293	$3,477	$4,760	$11,464	$12,064	$96,155

*   Included within the C&I – other category are leases individually evaluated of $142 thousand with primary collateral of equipment.

	As of December 31, 2024
			Non
	Commercial	Owner-occupied	Owner-Occupied	Owner Occupied
	Assets	CRE	Real Estate	Real Estate	Securities	Equipment	Other	Total

	(dollars in thousands)
C & I:
C&I - revolving	$3,404	$—	$—	$—	$—	$—	$—	$3,404
C&I - other*	3,868	—	506	—	4,760	14,197	14,809	38,140
	7,272	—	506	—	4,760	14,197	14,809	41,544
CRE - owner occupied	—	26,760	—	62	—	—	—	26,822
CRE - non-owner occupied	—	—	18,163	—	—	—	—	18,163
Construction and land development	—	—	13,346	—	—	—	—	13,346
Multi-family	—	—	23	—	—	—	—	23
1-4 family real estate	—	—	176	3,287	—	—	—	3,463
Consumer	—	—	34	394	—	—	15	443
	$7,272	$26,760	$32,248	$3,743	$4,760	$14,197	$14,824	$103,804

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

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of June 30, 2025:

	As of June 30, 2025
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass	$—	$—	$—	$—	$—	$—	$368,416	$368,416
Special Mention	—	—	—	—	—	—	4,374	4,374
Substandard	—	—	—	—	—	—	7,239	7,239
Doubtful	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$380,029	$380,029

C&I - other
Pass	$164,962	$199,240	$309,314	$175,454	$68,494	$181,683	$—	$1,099,147
Special Mention	2,225	4,836	745	1,717	2,782	625	—	12,930
Substandard	4,219	13,312	598	881	2,690	4,775	—	26,475
Doubtful	—	—	—	—	—	—	—	—
Total C&I - other	$171,406	$217,388	$310,657	$178,052	$73,966	$187,083	$—	$1,138,552

CRE - owner occupied
Pass	$49,226	$54,430	$90,828	$93,212	$92,847	$143,912	$10,507	$534,962
Special Mention	438	—	16,477	8,062	7,850	2,017	—	34,844
Substandard	1,619	3,262	116	488	989	17,395	—	23,869
Doubtful	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$51,283	$57,692	$107,421	$101,762	$101,686	$163,324	$10,507	$593,675

CRE - non-owner occupied
Pass	$116,524	$175,639	$162,016	$232,033	$147,754	$151,314	$25,608	$1,010,888
Special Mention	4,199	1,018	—	3,154	2,437	1,273	—	12,081
Substandard	9,334	79	2,664	—	556	447	—	13,080
Doubtful	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$130,057	$176,736	$164,680	$235,187	$150,747	$153,034	$25,608	$1,036,049

Construction and land development
Pass	$117,815	$515,470	$601,234	$187,653	$64,585	$296	$35,624	$1,522,677
Special Mention	—	1,863	—	—	73	—	—	1,936
Substandard	198	4,118	93	—	—	—	—	4,409
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$118,013	$521,451	$601,327	$187,653	$64,658	$296	$35,624	$1,529,022

Multi-family
Pass	$118,667	$131,398	$135,527	$311,071	$181,782	$370,265	$702	$1,249,412
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,333	—	—	—	18	—	—	2,351
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family	$121,000	$131,398	$135,527	$311,071	$181,800	$370,265	$702	$1,251,763

1-4 family real estate
Pass	$60,950	$104,407	$107,859	$81,690	$101,324	$126,315	$4,310	$586,855
Special Mention	1,532	172	147	—	535	7	—	2,393
Substandard	147	14	318	642	595	1,264	25	3,005
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$62,629	$104,593	$108,324	$82,332	$102,454	$127,586	$4,335	$592,253

Consumer
Pass	$19,334	$5,391	$5,363	$4,816	$882	$2,456	$114,647	$152,889
Special Mention	—	—	—	—	—	—	63	63
Substandard	—	—	257	36	—	23	296	612
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$19,334	$5,391	$5,620	$4,852	$882	$2,479	$115,006	$153,564

Total	$673,722	$1,214,649	$1,433,556	$1,100,909	$676,193	$1,004,067	$571,811	$6,674,907

	As of June 30, 2025
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$2,630	$89,692	$80,148	$40,733	$11,937	$1,799	$—	$226,939
Nonperforming	—	1,735	3,641	3,320	1,431	71	—	10,198
Total C&I - other	$2,630	$91,427	$83,789	$44,053	$13,368	$1,870	$—	$237,137

Direct financing leases
Performing	$217	$791	$5,820	$4,664	$960	$286	$—	$12,738
Nonperforming	—	—	70	58	13	1	—	142
Total Direct financing leases	$217	$791	$5,890	$4,722	$973	$287	$—	$12,880

Total	$2,847	$92,218	$89,679	$48,775	$14,341	$2,157	$—	$250,017

* Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

The following table shows the gross charge-offs of loans and leases by class of receivable and year of origination for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025							Six Months Ended June 30, 2025
	Gross Charge-off by Origination Year							Gross Charge-off by Origination Year
Classes of Loans/Leases	2025	2024	2023	2022	2021	Prior	Total	2025	2024	2023	2022	2021	Prior	Total

	(dollars in thousands)							(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
C&I - other	500	2,010	1,431	2,064	435	—	6,440	500	3,367	2,671	3,728	751	110	11,127
CRE - owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	—	—
CRE - non-owner occupied	—	—	—	—	—	(10)	(10)	—	—	—	—	—	(10)	(10)
Construction and land development	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Direct financing leases	—	—	—	30	—	—	30	—	136	39	40	—	6	221
1-4 family real estate	—	—	—	—	—	—	—	—	3	—	23	—	—	26
Consumer	—	13	17	—	—	—	30	—	13	57	—	—	—	70
	$500	$2,023	$1,448	$2,094	$435	$(10)	$6,490	$500	$3,519	$2,767	$3,791	$751	$106	$11,434

The following tables show the credit quality indicator of loans by class of receivable and year of origination as of December 31, 2024:

	As of December 31, 2024
	Term Loans
	Amortized Cost Basis by Origination Year
							Revolving
							Loans
Internally Assigned							Amortized
Risk Rating	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - revolving
Pass	$—	$—	$—	$—	$—	$—	$368,318	$368,318
Special Mention	—	—	—	—	—	—	16,369	16,369
Substandard	—	—	—	—	—	—	3,304	3,304
Doubtful	—	—	—	—	—	—	—	—
Total C&I - revolving	$—	$—	$—	$—	$—	$—	$387,991	$387,991

C&I - other
Pass	$324,649	$348,843	$204,275	$82,601	$49,130	$155,191	$—	$1,164,689
Special Mention	6,517	5,534	2,855	4,799	2,548	725	—	22,978
Substandard	17,003	538	507	1,272	—	4,780	—	24,100
Doubtful	—	—	—	—	—	—	—	—
Total C&I - other	$348,169	$354,915	$207,637	$88,672	$51,678	$160,696	$—	$1,211,767

CRE - owner occupied
Pass	$65,054	$104,442	$117,215	$102,506	$95,349	$69,382	$13,327	$567,275
Special Mention	5,589	234	739	6,964	822	1,829	—	16,177
Substandard	3,669	—	980	309	16,582	1,001	—	22,541
Doubtful	—	—	—	—	—	—	—	—
Total CRE - owner occupied	$74,312	$104,676	$118,934	$109,779	$112,753	$72,212	$13,327	$605,993

CRE - non-owner occupied
Pass	$194,510	$204,599	$272,296	$164,948	$96,216	$95,117	$20,548	$1,048,234
Special Mention	4,406	—	55	—	—	6,844	150	11,455
Substandard	80	3,652	550	—	1,916	11,965	—	18,163
Doubtful	—	—	—	—	—	—	—	—
Total CRE - non-owner occupied	$198,996	$208,251	$272,901	$164,948	$98,132	$113,926	$20,698	$1,077,852

Construction and land development
Pass	$435,373	$524,375	$235,987	$66,409	$3,313	$—	$31,176	$1,296,633
Special Mention	3,863	—	—	75	—	—	—	3,938
Substandard	4,394	124	1,082	7,372	—	—	—	12,972
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$443,630	$524,499	$237,069	$73,856	$3,313	$—	$31,176	$1,313,543

Multi-family
Pass	$137,806	$138,011	$279,256	$185,872	$217,697	$165,867	$7,578	$1,132,087
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	23	—	—	—	23
Doubtful	—	—	—	—	—	—	—	—
Total Multi-family	$137,806	$138,011	$279,256	$185,895	$217,697	$165,867	$7,578	$1,132,110

1-4 family real estate
Pass	$121,918	$115,491	$89,073	$108,998	$77,540	$64,015	$5,106	$582,141
Special Mention	380	146	—	547	—	1,582	—	2,655
Substandard	91	327	981	634	378	944	28	3,383
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family real estate	$122,389	$115,964	$90,054	$110,179	$77,918	$66,541	$5,134	$588,179

Consumer
Pass	$11,513	$13,375	$6,082	$1,254	$2,435	$1,519	$110,042	$146,220
Special Mention	—	—	—	—	—	—	64	64
Substandard	34	208	39	—	—	97	66	444
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$11,547	$13,583	$6,121	$1,254	$2,435	$1,616	$110,172	$146,728

Total	$1,336,849	$1,459,899	$1,211,972	$734,583	$563,926	$580,858	$576,076	$6,464,163

	As of December 31, 2024
	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
Delinquency Status *	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

	(dollars in thousands)
C&I - other
Performing	$109,373	$99,204	$57,819	$18,853	$4,107	$278	$—	$289,634
Nonperforming	1,028	4,689	5,537	2,076	201	—	—	13,531
Total C&I - other	$110,401	103,893	63,356	20,929	4,308	278	$—	$303,165

Direct financing leases
Performing	$1,742	$6,099	$6,583	$1,413	$569	$411	$—	$16,817
Nonperforming	—	103	70	39	46	1	—	259
Total Direct financing leases	$1,742	$6,202	$6,653	$1,452	$615	$412	$—	$17,076

Total	$112,143	$110,095	$70,009	$22,381	$4,923	$690	$—	$320,241

* Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual and accruing loans/leases that are greater than or equal to 90 days past due.

The following table shows the gross charge-offs of loans and leases by class of receivable and year of origination for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024							Six Months Ended June 30, 2024
	Gross Charge-off by Origination Year							Gross Charge-off by Origination Year
Classes of Loans/Leases	2025	2024	2023	2022	2021	Prior	Total	2025	2024	2023	2022	2021	Prior	Total

	(dollars in thousands)							(dollars in thousands)
C&I:
C&I - revolving	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
C&I - other	—	206	826	570	79	—	1,681	7	884	2,859	1,092	112	176	5,130
CRE - owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	—	—
CRE - non-owner occupied	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Direct financing leases	—	—	—	—	—	—	—	—	—	10	24	42	13	89
1-4 family real estate	—	21	—	—	—	—	21	—	21	—	—	—	3	24
Consumer	—	1	22	11	15	—	49	—	1	41	11	15	—	68
	$—	$228	$848	$581	$94	$—	$1,751	$7	$906	$2,910	$1,127	$169	$192	$5,311

There were no loan and lease modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025. Any loan and lease modifications to borrowers experiencing financial difficulty during 2024 were deemed immaterial.

Changes in the ACL for OBS exposures for the three and six months ended June 30, 2025 and 2024 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(dollars in thousands)

Balance, beginning	$7,764	$9,207	$8,273	$9,529
Provisions (credited) to expense	(624)	1,153	(1,133)	831
Balance, ending	$7,140	$10,360	$7,140	$10,360

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

At June 30, 2025, the Company determined it was not the primary beneficiary of the various VIEs involved in these securitizations primarily because the Company did not have the power to direct the activities that most significantly impact the VIEs. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The Company’s total assets related to the VIEs as of June 30, 2025 and December 31, 2024 were $82.9 million and $83.5 million, respectively and there were no liabilities recorded. The Company’s maximum exposure to loss associated with these VIEs consists of the capital invested plus any unfunded equity commitments that are binding. As of June 30, 2025, the Company’s maximum exposure to loss related to the VIEs was $85.5 million.

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES

Derivatives are summarized as follows as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

	(dollars in thousands)
Assets:
Hedged Derivatives
Cash Flow Hedges
Interest rate swaps	$852	$1,905
Interest rate collars	14	—
Unhedged Derivatives
Interest rate caps	—	118
Swaptions	416	998
Interest rate swaps	183,700	183,760
	$184,982	$186,781

Liabilities:
Hedged Derivatives
Cash Flow Hedges
Interest rate swaps	$(23,056)	$(30,623)
Interest rate collars	(356)	(105)
Fair Value Hedges
Interest rate swaps	(2,393)	(335)
Unhedged Derivatives
Interest rate swaps	(183,700)	(183,760)
	$(209,505)	$(214,823)

The Company uses interest rate swap, cap, collar and swaption instruments to manage interest rate risk related to the variability of interest payments due to changes in interest rates.

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

The Company has entered into interest rate swaps to hedge against the risk of rising rates on one of its variable rate subordinated notes and its variable rate trust preferred securities. All of the interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet	Notional			Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Amount	Receive Rate	Pay Rate	June 30, 2025	December 31, 2024
(dollars in thousands)

QCR Holdings Statutory Trust V	7/7/2018	7/7/2028	Derivatives - Assets	$10,000	6.61%	4.54%	$185	$427
Community National Statutory Trust III	9/15/2018	9/15/2028	Derivatives - Assets	3,500	6.33%	4.75%	86	197
Guaranty Bankshares Statutory Trust I	9/15/2018	9/15/2028	Derivatives - Assets	4,500	6.33%	4.75%	67	153
Community National Statutory Trust II	9/20/2018	9/20/2028	Derivatives - Assets	3,000	6.76%	5.17%	58	132
QCR Holdings Statutory Trust II	9/30/2018	9/30/2028	Derivatives - Assets	10,000	7.41%	5.85%	193	443
QCR Holdings Statutory Trust III	9/30/2018	9/30/2028	Derivatives - Assets	8,000	7.41%	5.85%	154	353
Guaranty Statutory Trust II	5/23/2019	2/23/2026	Derivatives - Assets	10,310	6.04%	4.09%	109	200
QCR Holdings Subordinated Note	3/1/2024	2/15/2028	Derivatives - Liabilities	65,000	4.36%	4.02%	(1,063)	(50)
				$114,310			$(211)	$1,855

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate loans.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collar is designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collar is as follows:

							Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	June 30, 2025	December 31, 2024
(dollars in thousands)

Loans	10/1/2022	10/1/2026	Derivatives - Assets (Liabilities)	$50,000	4.40%	2.44%	$14	$(105)

For derivative instruments that are designated as unhedged, the change in fair value of the derivative instrument is recognized into current earnings. The details of the unhedged interest rate caps are as follows:

		Balance Sheet			Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	June 30, 2025	December 31, 2024
(dollars in thousands)

3/1/2020	3/3/2025	Derivatives - Assets	$25,000	1.90%	$-	$118

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

					Fair Value as of
Effective Date	Maturity Date	Location	Notional Amount	Strike Rate	June 30, 2025	December 31, 2024
(dollars in thousands)

7/30/2024	7/30/2025	Derivatives - Assets	$77,600	2.13%	$-	$37
7/30/2024	7/30/2025	Derivatives - Assets	33,100	2.62%	43	54
7/30/2024	7/30/2025	Derivatives - Assets	28,254	2.12%	26	48
7/30/2024	7/30/2025	Derivatives - Assets	66,247	2.63%	-	33
7/30/2024	1/29/2026	Derivatives - Assets	20,750	2.63%	89	102
7/30/2024	1/29/2026	Derivatives - Assets	41,700	2.13%	61	77
7/30/2024	1/30/2026	Derivatives - Assets	36,546	2.14%	23	70
7/30/2024	1/30/2026	Derivatives - Assets	18,453	2.64%	39	93
7/30/2024	7/30/2026	Derivatives - Assets	16,100	2.64%	-	140
7/30/2024	7/30/2026	Derivatives - Assets	29,800	2.14%	-	116
7/30/2024	7/30/2026	Derivatives - Assets	25,971	2.14%	54	103
7/30/2024	7/30/2026	Derivatives - Assets	14,280	2.64%	81	125
			$408,801		$416	$998

The Company has entered into interest rate swaps to hedge against the risk of declining interest rates on floating rate loans.    The interest rate swaps are designated as cash flow hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	June 30, 2025	December 31, 2024
(dollars in thousands)

Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	$35,000	1.40%	4.43%	$(4,098)	$(5,445)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	50,000	1.40%	4.43%	(5,855)	(7,779)
Loans	7/1/2021	7/1/2031	Derivatives - Liabilities	40,000	1.40%	4.43%	(4,693)	(6,233)
Loans	10/1/2022	7/1/2031	Derivatives - Liabilities	25,000	1.30%	4.43%	(2,950)	(3,916)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	15,000	1.91%	4.43%	(440)	(720)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	4.43%	(1,466)	(2,400)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	35,000	1.91%	4.43%	(1,026)	(1,680)
Loans	4/1/2022	4/1/2027	Derivatives - Liabilities	50,000	1.91%	4.43%	(1,465)	(2,400)
				$300,000			$(21,993)	$(30,573)

The Company uses interest rate collars in an effort to manage future interest rate exposure on variable rate deposits.  The collar hedging strategy stabilizes interest rate fluctuations by setting both a floor and a cap.  The collars are designated as a cash flow hedge in accordance with ASC 815. The details of the interest rate collars are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Cap Strike Rate	Floor Strike Rate	June 30, 2025	December 31, 2024
(dollars in thousands)

Deposits	5/1/2025	11/1/2027	Derivatives - Liabilities	$50,000	4.40%	2.24%	$(77)	$	N/A
Deposits	5/1/2025	5/1/2028	Derivatives - Liabilities	50,000	4.40%	2.34%	(117)		N/A
Deposits	5/1/2025	11/1/2028	Derivatives - Liabilities	50,000	4.40%	2.43%	(162)		N/A
				$150,000			$(356)	$	N/A

The Company has entered into interest rate swaps to hedge against the risk of rising rates on loans.  The interest rate swaps are designated as fair value hedges in accordance with ASC 815.  The details of the interest rate swaps are as follows:

			Balance Sheet				Fair Value as of
Hedged Item	Effective Date	Maturity Date	Location	Notional Amount	Receive Rate	Pay Rate	June 30, 2025	December 31, 2024
(dollars in thousands)

Loans	7/12/2023	8/1/2025	Derivatives - Liabilities	$15,000	4.32%	4.60%	$(3)	$(35)
Loans	7/12/2023	2/1/2026	Derivatives - Liabilities	25,000	4.32%	4.38%	(47)	(77)
Loans	7/12/2023	2/1/2026	Derivatives - Liabilities	15,000	4.32%	4.38%	(28)	(46)
Loans	7/12/2023	2/1/2026	Derivatives - Liabilities	20,000	4.32%	4.38%	(37)	(61)
Loans	7/12/2023	8/1/2026	Derivatives - Liabilities	30,000	4.32%	4.21%	(144)	(79)
Loans	7/12/2023	8/1/2026	Derivatives - Liabilities	15,000	4.32%	4.21%	(72)	(40)
Loans	7/12/2023	8/1/2026	Derivatives - Liabilities	20,000	4.32%	4.21%	(96)	(53)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	32,500	4.32%	4.08%	(270)	(44)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	15,000	4.32%	4.08%	(125)	(20)
Loans	7/12/2023	2/1/2027	Derivatives - Liabilities	20,000	4.32%	4.08%	(166)	(27)
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	32,500	4.32%	3.98%	(364)	14
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	15,000	4.32%	3.98%	(168)	6
Loans	7/12/2023	8/1/2027	Derivatives - Liabilities	25,000	4.32%	3.98%	(280)	11
Loans	7/12/2023	2/1/2028	Derivatives - Liabilities	30,000	4.32%	3.90%	(395)	77
Loans	7/12/2023	2/1/2028	Derivatives - Liabilities	15,000	4.32%	3.90%	(198)	39
				$325,000			$(2,393)	$(335)

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

Interest rate swaps that were not designated as hedging instruments as of June 30, 2025 and December 31, 2024 are summarized as follows:

	As of June 30, 2025		As of December 31, 2024
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
Non-Hedging Interest Rate Derivatives Assets:
Interest rate swap contracts	$4,339,462	$183,700	$4,148,306	$183,760
Non-Hedging Interest Rate Derivatives Liabilities:	-
Interest rate swap contracts	$4,339,462	$183,700	$4,148,306	$183,760

The effect of cash flow hedging and fair value accounting on the consolidated statements of income for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)
Income and expense line items presented in the consolidated statements of income	$120,247	$58,165	$119,746	$63,583

The effects of cash flow hedging:
Gain (loss) on interest rate caps and collars on deposits	-	-	-	(1,039)
Gain (loss) on interest rate swaps on debt	-	(210)	-	(337)
Loss on interest rate swaps and collars on loans	(2,109)	-	(2,987)	-

The effects of fair value hedging:
Gain on interest rate swaps on loans	165	-	985	-

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Interest and	Interest	Interest and	Interest
	Dividend Income	Expense	Dividend Income	Expense

	(dollars in thousands)

Income and expense line items presented in the consolidated statements of income	$236,920	$114,852	$234,795	$123,933

The effects of cash flow hedging:
Gain (loss) on interest rate caps and collars on deposits	-	(117)	-	(2,155)
Gain (loss) on interest rate swaps on debt	-	(419)	-	(673)
(Gain) loss on interest rate swaps and collars on loans	(4,192)	-	(5,961)	-

The effects of fair value hedging:
Gain on interest rate swaps on loans	335	-	1,962	-

The Company’s hedged interest rate swaps and non-hedged interest rate swaps are collateralized with cash and investment securities with carrying values as follows, as of the dates presented:

	June 30, 2025	December 31, 2024

	(dollars in thousands)

Cash	$41,911	$39,431
U.S. govt. sponsored agency securities	6,469	6,222
Municipal securities	140,958	151,107
Residential mortgage-backed and related securities	25,272	18,132
	$214,610	$214,892

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

NOTE 6 – INCOME TAXES

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income is as follows for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
		% of		% of		% of		% of
		Pretax		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

	(dollars in thousands)				(dollars in thousands)

Computed "expected" tax expense	$6,420	21.0%	$6,650	21.0%	$11,902	21.0%	$12,509	21.0%
Tax exempt income, net	(4,633)	(15.2)	(3,986)	(12.6)	(9,023)	(15.9)	(7,761)	(13.0)
Bank-owned life insurance	(210)	(0.7)	(622)	(2.0)	(320)	(0.6)	(804)	(1.3)
State income taxes, net of federal benefit, current year	896	2.9	1,088	3.4	1,344	2.4	2,102	3.5
Tax credits	(338)	(1.1)	35	0.1	(795)	(1.4)	(51)	(0.1)
Income from tax credit equity investments	(424)	(1.4)	(497)	(1.6)	(852)	(1.5)	(1,093)	(1.8)
Excess tax benefit on stock options exercised and restricted stock awards vested	(37)	(0.1)	(54)	(0.1)	(527)	(0.9)	(524)	(0.9)
Other	(122)	(0.3)	(60)	(0.1)	131	0.2	(652)	(1.1)
Federal and state income tax expense	$1,552	5.1%	$2,554	8.1%	$1,860	3.3%	$3,726	6.3%

The effective tax rate for the first six months of 2025 was exceptionally low at 3%, down from 6% in the first six months  of 2024. The decline was primarily due to a combination of the tax benefits from equity compensation in the first six months of 2025, new state tax credit investments, and lower pre-tax income from lower capital markets revenue. Given a more normalized mix of revenue, the Company expects its effective tax rate to increase in the third quarter of 2025.

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

The following table summarizes the impact to the Consolidated Statements of Income relative to the Company’s tax credit programs for which it has elected to apply the proportional amortization method of accounting:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(dollars in thousands)			(dollars in thousands)

Tax credits recognized	$2,587	$2,707	$2,115	$5,295	$4,319
Other tax benefits recognized	492	496	613	988	1,342
Amortization	(2,191)	(2,192)	(2,092)	(4,384)	(4,153)
Net benefit included in income tax	888	1,011	636	1,899	1,508

Other income	—	—	—	—	—
Allocated income on investments	—	—	—	—	—
Net benefit included in noninterest income	—	—	—	—	—

Net benefit included in the Consolidated Statements of Income	$888	$1,011	$636	$1,899	$1,508

The Company did not recognize impairment losses resulting from the forfeiture or ineligibility of income tax credits or other circumstances during the three and six months ending June 30, 2025 and 2024.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act”, into law.  The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense.  These changes were not reflected in the income tax provision for the three and six months ended June 30, 2025, as enactment occurred after the balance sheet date.  The Company is currently evaluating the impact on future periods.

NOTE 7 - EARNINGS PER SHARE

The following information was used in the computation of EPS on a basic and diluted basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(dollars in thousands, except share data)

Net income	$29,019	$29,114	$54,816	$55,840

Basic EPS	$1.71	$1.73	$3.24	$3.32
Diluted EPS	$1.71	$1.72	$3.22	$3.30

Weighted average common shares outstanding	16,928,542	16,814,814	16,914,663	16,799,081
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	77,740	107,040	95,473	117,183
Weighted average common and common equivalent shares outstanding	17,006,282	16,921,854	17,010,136	16,916,264

NOTE 8 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis comprise the following at June 30, 2025 and December 31, 2024:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
June 30, 2025:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$14,267	$—	$14,267	$—
Residential mortgage-backed and related securities	58,864	—	58,864	—
Municipal securities	153,979	—	153,979	—
Asset-backed securities	6,684	—	6,684	—
Corporate securities	37,723	—	37,723	—
Securities trading	82,900	—	—	82,900
Derivatives	184,982	—	184,982	—
Total assets measured at fair value	$539,399	$—	$456,499	$82,900

Derivatives	$209,505	$—	$209,505	$—
Total liabilities measured at fair value	$209,505	$—	$209,505	$—

December 31, 2024:
Securities AFS:
U.S. treasuries and govt. sponsored agency securities	$20,591	$—	$20,591	$—
Residential mortgage-backed and related securities	50,042	—	50,042	—
Municipal securities	164,575	—	164,575	—
Asset-backed securities	9,224	—	9,224	—
Corporate securities	36,677	—	36,677	—
Securities trading	83,529	—	—	83,529
Derivatives	186,781	—	186,781	—
Total assets measured at fair value	$551,419	$—	$467,890	$83,529

Derivatives	$214,823	$—	$214,823	$—
Total liabilities measured at fair value	$214,823	$—	$214,823	$—

The securities AFS portfolio consists of securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Trading securities consist of retained beneficial interests from securitizations and are classified as a Level 3 in the fair value hierarchy.  Fair values are estimated using the discounted cash flow method, including discount rates which are deemed to be significant unobservable inputs. As of June 30, 2025, the discount rates ranged from 3.23% to 6.33%.

Changes in fair value of trading securities for the three and six months ended June 30, 2025 and 2024, respectively, are presented as follows:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(dollars in thousands)

Balance at the beginning of the period	$82,445	$22,258	$83,529	$22,369
Paydowns	(40)	—	(81)	—
Premium amortization	(237)	(129)	(471)	(260)
Fair value gain (loss)	732	233	(77)	253
Balance at the end of the period	$82,900	$22,362	$82,900	$22,362

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

Assets measured at fair value on a non-recurring basis comprised the following at June 30, 2025 and December 31, 2024:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

	(dollars in thousands)

June 30, 2025:
Loans/leases evaluated individually	$55,773	$—	$—	$55,773
OREO	67	—	—	67
	$55,840	$—	$—	$55,840

December 31, 2024:
Loans/leases evaluated individually	$54,434	$—	$—	$54,434
OREO	714	—	—	714
	$55,148	$—	$—	$55,148

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level Fair Value Measurements
	Fair Value	Fair Value
	June 30,	December 31,
	2025	2024	Valuation Technique	Unobservable Input	Range

	(dollars in thousands)

Loans/leases evaluated individually	$55,773	$54,434	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-30.00%
OREO	67	714	Appraisal of collateral	Appraisal adjustments	0.00%	to	-35.00%

For the loans/leases evaluated individually and OREO, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during the three and six months ended June 30, 2025 and 2024.

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company's consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of June 30, 2025		As of December 31, 2024
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

		(dollars in thousands)

Cash and due from banks	Level 1	$104,769	$104,769	$91,732	$91,732
Federal funds sold	Level 2	27,000	27,000	27,150	27,150
Interest-bearing deposits at financial institutions	Level 2	118,704	118,704	143,442	143,442
Investment securities:
HTM	Level 2	909,035	803,565	835,797	800,583
AFS	Level 2	271,517	271,517	281,109	281,109
Trading	Level 3	82,900	82,900	83,529	83,529
Loans/leases receivable, net	Level 3	51,642	55,773	50,402	54,434
Loans/leases receivable, net	Level 2	6,784,550	6,522,198	6,644,161	6,325,156
Derivatives	Level 2	184,982	184,982	186,781	186,781

Deposits:
Nonmaturity deposits	Level 2	6,092,401	6,092,401	5,835,362	5,835,362
Time deposits	Level 2	1,225,952	1,223,097	1,225,825	1,222,482
Short-term borrowings	Level 2	1,350	1,350	1,800	1,800
FHLB advances	Level 2	225,383	226,169	285,383	285,196
Subordinated notes	Level 2	233,701	238,668	233,489	238,873
Junior subordinated debentures	Level 2	48,925	42,416	48,860	41,638
Derivatives	Level 2	209,505	209,505	214,823	214,823

NOTE 9 – BUSINESS SEGMENT INFORMATION

Selected financial and descriptive information is required to be disclosed for reportable operating segments, applying a “management perspective” as the basis for identifying reportable segments. The management perspective is determined by the view that management takes of the segments within the Company when making operating decisions, allocating resources, and measuring performance. The segments of the Company have been defined by the structure of the Company’s internal organization, focusing on the financial information that the Company’s operating decision-makers routinely use to make decisions about operating matters.  The chief operating decision maker consists of the Chief Executive Officer and President of the Company.  The chief operating decision maker reviews financial reports that detail the interest income, interest expense, provision for credit losses, noninterest income, salaries and benefits expense, occupancy expense, other noninterest expenses, income tax expense and net income from continuing operations and compares the actual results to the amounts budgeted and the reason for variances.  The results of this review allow the Company’s chief operating decision maker to make operating decisions and allocate resources.  Capital markets revenue is considered a significant source of noninterest income.  Salaries and benefits expense and occupancy expense are considered  significant noninterest expenses.

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

Selected financial information on the Company's business segments is presented as follows as of and for the three and six months ended June 30, 2025 and 2024:

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All other	Eliminations	Total

	(dollars in thousands)
Three Months Ended June 30, 2025
Interest and dividend income	$36,857	$32,949	$20,981	$30,369	$72	$(981)	$120,247
Interest expense	17,887	12,926	8,468	16,004	4,284	(1,404)	58,165
Net interest income	18,970	20,023	12,513	14,365	(4,212)	423	62,082
Provision for credit losses	2,082	1,190	152	619	—	—	4,043
Noninterest income
Capital markets revenue	16	8,553	—	1,300	—	—	9,869
Other segment revenue items	5,277	4,017	1,242	2,009	35,011	(35,310)	12,246
Total noninterest income	5,293	12,570	1,242	3,309	35,011	(35,310)	22,115
Noninterest expense
Salaries and benefits expense	7,449	8,952	4,777	7,474	(178)	—	28,474
Occupancy expense	1,603	1,770	1,217	1,795	452	—	6,837
Other segment expense items	4,064	3,606	2,383	3,158	1,710	(649)	14,272
Total noninterest expense	13,116	14,328	8,377	12,427	1,984	(649)	49,583
Income tax expense	825	1,643	65	(336)	(645)	—	1,552
Net income (loss) from continuing operations	$8,240	$15,432	$5,161	$4,964	$29,460	$(34,238)	$29,019

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	508	600	8,630	—	—	9,738
Total assets	2,662,450	2,664,293	1,605,966	2,365,944	1,381,743	(1,438,065)	9,242,331

Three Months Ended June 30, 2024
Interest and dividend income	$37,222	$30,760	$20,092	$31,965	$96	$(389)	$119,746
Interest expense	19,497	13,660	8,808	18,103	4,270	(755)	63,583
Net interest income	17,725	17,100	11,284	13,862	(4,174)	366	56,163
Provision for credit losses	3,228	2,028	47	193	—	—	5,496
Noninterest income
Capital markets revenue	—	16,014	—	1,744	—	—	17,758
Other segment revenue items	4,644	3,394	1,387	4,214	37,199	(37,707)	13,131
Total noninterest income	4,644	19,408	1,387	5,958	37,199	(37,707)	30,889
Noninterest expense
Salaries and benefits expense	7,986	8,873	4,617	6,842	2,761	—	31,079
Occupancy expense	1,451	1,558	1,178	1,747	443	—	6,377
Other segment expense items	3,725	3,524	2,216	2,586	984	(603)	12,432
Total noninterest expense	13,162	13,955	8,011	11,175	4,188	(603)	49,888
Income tax expense	423	2,788	(14)	187	(830)	—	2,554
Net income (loss) from continuing operations	$5,556	$17,737	$4,627	$8,265	$29,667	$(36,738)	$29,114

Goodwill	$3,223	$14,980	$9,888	$110,936	$—	$—	$139,027
Intangibles	—	755	1,148	10,538	—	—	12,441
Total assets	2,559,049	2,428,266	1,531,109	2,369,754	1,263,250	(1,279,437)	8,871,991

	Commercial Banking					Intercompany	Consolidated
	QCBT	CRBT	CSB	GB	All other	Eliminations	Total

	(dollars in thousands)
Six Months Ended June 30, 2025
Interest and dividend income	$72,794	$64,881	$40,989	$59,712	$159	$(1,615)	$236,920
Interest expense	35,200	25,392	16,570	31,566	8,570	(2,446)	114,852
Net interest income	37,594	39,489	24,419	28,146	(8,411)	831	122,068
Provision for credit losses	3,494	1,276	1,514	1,993	—	—	8,277
Noninterest income
Capital markets revenue	16	14,156	62	2,151	—	—	16,385
Other segment revenue items	10,488	6,412	2,744	3,683	66,727	(67,432)	22,622
Total noninterest income	10,504	20,568	2,806	5,834	66,727	(67,432)	39,007
Noninterest expense
Salaries and benefits expense	14,858	16,813	9,650	13,978	539	—	55,838
Occupancy expense	3,142	3,366	2,455	3,392	937	—	13,292
Other segment expense items	8,098	7,158	4,488	6,234	2,308	(1,294)	26,992
Total noninterest expense	26,098	27,337	16,593	23,604	3,784	(1,294)	96,122
Income tax expense	1,722	2,407	(181)	(752)	(1,336)	—	1,860
Net income (loss) from continuing operations	$16,784	$29,037	$9,299	$9,135	$55,868	$(65,307)	$54,816

Goodwill	$2,791	$14,980	$9,888	$110,936	$—	$—	$138,595
Intangibles	—	508	600	8,630	—	—	9,738
Total assets	2,662,450	2,664,293	1,605,966	2,365,944	1,381,743	(1,438,065)	9,242,331

Six Months Ended June 30, 2024
Interest and dividend income	$72,952	$60,529	$39,338	$62,508	$160	$(692)	$234,795
Interest expense	38,264	26,521	16,979	35,132	8,443	(1,406)	123,933
Net interest income	34,688	34,008	22,359	27,376	(8,283)	714	110,862
Provision for credit losses	6,453	1,794	233	(15)	—	—	8,465
Noninterest income
Capital markets revenue	—	31,219	—	2,996	—	—	34,215
Other segment revenue items	9,296	6,395	2,651	6,044	70,804	(71,658)	23,532
Total noninterest income	9,296	37,614	2,651	9,040	70,804	(71,658)	57,747
Noninterest expense
Salaries and benefits expense	16,119	18,320	9,136	14,003	5,361	—	62,939
Occupancy expense	2,948	3,143	2,424	3,459	917	—	12,891
Other segment expense items	7,491	7,042	4,180	5,614	1,628	(1,207)	24,748
Total noninterest expense	26,558	28,505	15,740	23,076	7,906	(1,207)	100,578
Income tax expense	513	5,543	(39)	84	(2,375)	—	3,726
Net income (loss) from continuing operations	$10,460	$35,780	$9,076	$13,271	$56,990	$(69,737)	$55,840

Goodwill	$3,223	$14,980	$9,888	$110,936	$—	$—	$139,027
Intangibles	—	755	1,148	10,538	—	—	12,441
Total assets	2,559,049	2,428,266	1,531,109	2,369,754	1,263,250	(1,279,437)	8,871,991

Intercompany eliminations included in the selected financial information on the Company’s business segments consist of equity in net income of each subsidiary bank and investment in each subsidiary bank as follows:

	Commercial Banking
	QCBT	CRBT	CSB	GB	Total

	(dollars in thousands)
Three Months Ended June 30, 2025
Other segment revenue items:
Equity in net income of subsidiary bank	$8,240	$15,432	$5,161	$4,964	$33,797
Total assets:
Investment in subsidiary bank	297,789	454,519	182,701	389,152	1,324,161

Three Months Ended June 30, 2024
Other segment revenue items:
Equity in net income of subsidiary bank	$5,557	$17,736	$4,627	$8,266	$36,186
Total assets:
Investment in subsidiary bank	268,996	386,642	161,611	367,634	1,184,883

Six Months Ended June 30, 2025
Other segment revenue items:
Equity in net income of subsidiary bank	$16,784	$29,037	$9,299	$9,135	$64,255
Total assets:
Investment in subsidiary bank	297,789	454,519	182,701	389,152	1,324,161

Six Months Ended June 30, 2024
Other segment revenue items:
Equity in net income of subsidiary bank	$10,460	$35,779	$9,076	$13,272	$68,587
Total assets:
Investment in subsidiary bank	268,996	386,642	161,611	367,634	1,184,883

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier 1, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of June 30, 2025 and December 31, 2024, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of June 30, 2025 and December 31, 2024 are presented in the following tables (dollars in thousands).  As of June 30, 2025 and December 31, 2024, each of the subsidiary banks met such capital requirements to be “well capitalized.”

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of June 30, 2025:
Company:
Total risk-based capital	$1,314,474	14.26%	$737,507	>	8.00%	$967,978	>	10.50%	$921,884	>	10.00%
Tier 1 risk-based capital	1,010,640	10.96	553,130	>	6.00	783,601	>	8.50	737,507	>	8.00
Tier 1 leverage	1,010,640	11.22	360,229	>	4.00	360,229	>	4.00	450,286	>	5.00
Common equity Tier 1	961,715	10.43	414,848	>	4.50	645,319	>	7.00	599,225	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$339,461	14.33%	$189,536	>	8.00%	$248,766	>	10.50%	$236,920	>	10.00%
Tier 1 risk-based capital	310,380	13.10	142,152	>	6.00	201,382	>	8.50	189,536	>	8.00
Tier 1 leverage	310,380	11.70	106,093	>	4.00	106,093	>	4.00	132,617	>	5.00
Common equity Tier 1	310,380	13.10	106,614	>	4.50	165,844	>	7.00	153,998	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$481,055	15.09%	$255,110	>	8.00%	$334,832	>	10.50%	$318,888	>	10.00%
Tier 1 risk-based capital	453,450	14.22	191,333	>	6.00	271,054	>	8.50	255,110	>	8.00
Tier 1 leverage	453,450	17.28	104,943	>	4.00	104,943	>	4.00	131,179	>	5.00
Common equity Tier 1	453,450	14.22	143,499	>	4.50	223,221	>	7.00	207,277	>	6.50
Community State Bank:
Total risk-based capital	$200,559	13.06%	$122,888	>	8.00%	$161,291	>	10.50%	$153,611	>	10.00%
Tier 1 risk-based capital	186,208	12.12	92,166	>	6.00	130,569	>	8.50	122,888	>	8.00
Tier 1 leverage	186,208	11.75	63,386	>	4.00	63,386	>	4.00	79,232	>	5.00
Common equity Tier 1	186,208	12.12	69,125	>	4.50	107,527	>	7.00	99,847	>	6.50
Guaranty Bank:
Total risk-based capital	$307,790	14.70%	$167,529	>	8.00%	$219,882	>	10.50%	$209,411	>	10.00%
Tier 1 risk-based capital	282,693	13.50	125,647	>	6.00	178,000	>	8.50	167,529	>	8.00
Tier 1 leverage	282,693	12.65	89,355	>	4.00	89,355	>	4.00	111,693	>	5.00
Common equity Tier 1	282,693	13.50	94,235	>	4.50	146,588	>	7.00	136,117	>	6.50

						For Capital Adequacy			To Be Well Capitalized
			For Capital			Purposes With Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Conservation Buffer			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio

	( dollars in thousands)
As of December 31, 2024:
Company:
Total risk-based capital	$1,273,903	14.10%	$723,016	>	8.00%	$948,958	>	10.50%	$903,770	>	10.00%
Tier 1 risk-based capital	955,039	10.57	542,262	>	6.00	768,204	>	8.50	723,016	>	8.00
Tier 1 leverage	955,039	10.73	356,091	>	4.00	356,091	>	4.00	445,114	>	5.00
Common equity Tier 1	906,179	10.03	406,696	>	4.50	632,639	>	7.00	587,450	>	6.50
Quad City Bank & Trust:
Total risk-based capital	$323,221	13.65%	$189,365	>	8.00%	$248,541	>	10.50%	$236,706	>	10.00%
Tier 1 risk-based capital	293,597	12.40	142,024	>	6.00	201,200	>	8.50	189,365	>	8.00
Tier 1 leverage	293,597	11.41	102,969	>	4.00	102,969	>	4.00	128,712	>	5.00
Common equity Tier 1	293,597	12.40	106,518	>	4.50	165,694	>	7.00	153,859	>	6.50
Cedar Rapids Bank & Trust:
Total risk-based capital	$452,942	14.79%	$245,055	>	8.00%	$321,635	>	10.50%	$306,319	>	10.00%
Tier 1 risk-based capital	424,253	13.85	183,792	>	6.00	260,371	>	8.50	245,055	>	8.00
Tier 1 leverage	424,253	16.40	103,449	>	4.00	103,449	>	4.00	129,312	>	5.00
Common equity Tier 1	424,253	13.85	137,844	>	4.50	214,424	>	7.00	199,108	>	6.50
Community State Bank:
Total risk-based capital	$189,362	12.94%	$117,065	>	8.00%	$153,648	>	10.50%	$146,332	>	10.00%
Tier 1 risk-based capital	176,646	12.07	87,799	>	6.00	124,382	>	8.50	117,065	>	8.00
Tier 1 leverage	176,646	11.72	60,305	>	4.00	60,305	>	4.00	75,382	>	5.00
Common equity Tier 1	176,646	12.07	65,849	>	4.50	102,432	>	7.00	95,115	>	6.50
Guaranty Bank:
Total risk-based capital	$297,047	14.26%	$166,695	>	8.00%	$218,787	>	10.50%	$208,369	>	10.00%
Tier 1 risk-based capital	272,621	13.08	125,021	>	6.00	177,113	>	8.50	166,695	>	8.00
Tier 1 leverage	272,621	12.15	89,770	>	4.00	89,770	>	4.00	112,213	>	5.00
Common equity Tier 1	272,621	13.08	93,766	>	4.50	145,858	>	7.00	135,440	>	6.50

NOTE 11 - COMMITMENTS

The Company entered into a construction contract in 2024 for the construction of a new CSB facility in Ankeny, Iowa.  The Company will pay the contractor a contract price of approximately $41.3 million, subject to certain agreed upon additions and deductions. As of June 30, 2025, the Company had paid $23.4 million of the contract price, resulting in a remaining future commitment of approximately $17.9 million. Construction on this facility is anticipated to be completed in 2026.

NOTE 12 – SUBSEQUENT EVENTS

Redemption of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030

On July 25, 2025, the Company issued a notice of full redemption (the “2030 Notice”) pursuant to that certain Additional Paying Agent and Co-Registrar Agreement, dated as of September 22, 2020, between GFED as original issuer, and Wilmington Trust, National Association, as paying agent and co-registrar (“Wilmington”), as supplemented by that certain First Supplemental to Additional Paying Agent and Co-Registrar Agreement and Note, dated as of April 1, 2022, by and between Wilmington, the Company, as successor issuer, and GFED, governing the Company’s 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2030 Notes”).

Pursuant to the 2030 Notice, the Company gave holders of the 2030 Notes notice that it intends to redeem all $20.0 million of the outstanding 2030 Notes on September 30, 2025 (the “2030 Note Redemption Date”) at a redemption price equal to 100% of the aggregate principal amount of the 2030 Notes, plus accrued and unpaid interest thereon to, but excluding the 2030 Note Redemption Date, in an aggregate amount of $20.5 million.

Redemption of 5.125% Fixed-to-Floating Rate Subordinated Notes due 2030

On July 25, 2025, the Company issued a notice of full redemption (the “MW Notice”) under that certain Subordinated Note Purchase Agreement, dated as of September 14, 2020, by and between the Company and Modern Woodmen of America (“MW”), governing the Company’s 5.125% Fixed-to-Floating Subordinated Note due 2030 (“the MW Note”).

Pursuant to the MW Notice, the Company gave MW notice that it intends to redeem all $50.0 million of the outstanding MW Note on September 15, 2025 (the “MW Note Redemption Date”) at a redemption price equal to 100% of the aggregate principal amount of the MW Note, plus accrued and unpaid interest thereon to, but excluding, the MW Note Redemption Date, in an aggregate amount of $50.6 million.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three and six months ending June 30, 2025. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends. When reading this discussion, also refer to the Consolidated Financial Statements and related notes in this report. Page locations and specific sections and notes that are referred to in this discussion are listed in the table of contents.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 to the Consolidated Financial Statements.

GENERAL

The Company was formed in February 1993 for the purpose of organizing QCBT.  Over the past 32 years, the Company has grown to include four banking subsidiaries and a number of nonbanking subsidiaries.  As of June 30, 2025, the Company had $9.3 billion in consolidated assets, including $6.8 billion in net loans/leases, and $7.3 billion in deposits.  The financial results of acquired entities for the periods since their acquisition are included in this report.  Further information related to acquired entities has been presented in the annual reports previously filed with the SEC corresponding to the year of each acquisition.

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

EXECUTIVE OVERVIEW

The Company reported net income of $29.0 million and diluted EPS of $1.71 for the quarter ended June 30, 2025. By comparison, for the quarter ended March 31, 2025, the Company reported net income of $25.8 million and diluted EPS of $1.52.  For the quarter ended June 30, 2024, the Company reported net income of $29.1 million, and diluted EPS of $1.72.  For the six months ended June 30, 2025, the Company reported net income of $54.8 million and diluted EPS of $3.22.  By comparison, for the six months ended June 30, 2024 the Company reported net income of $55.8 million and diluted EPS of $3.30.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The second quarter of 2025 was also highlighted by the following results and events (see section titled “GAAP to Non-GAAP Reconciliations” for additional information):

●	Adjusted net income (non-GAAP) of $29.4 million or $1.73 per diluted share;
●	NIM (TEY) (non-GAAP) expanded 4 basis points to 3.46%;
●	Adjusted ROAA (non-GAAP) of 1.29% annualized;
●	Capital markets revenue growth of 51% on a linked-quarter basis;
●	Nonperforming assets declined $5.5 million, or 11%;
●	Tangible book value per share (non-GAAP) grew $1.64, or 13% annualized; and
●	TCE/TA ratio (non-GAAP) improved 22 basis points to 9.92%.

Following is a table that represents various net income measurements for the Company:

	For the three months ended			For the six months ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(dollars in thousands)

Net income	$29,019	$25,797	$29,114	$54,816	$55,840

Diluted earnings per common share	$1.71	$1.52	$1.72	$3.22	$3.30

Weighted average common and common equivalent shares outstanding	17,006,282	17,013,992	16,921,854	17,010,136	16,916,264

The Company reported adjusted net income (non-GAAP) of $29.4 million, with adjusted diluted EPS (non-GAAP) of $1.73 for the three months ended June 30, 2025.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.  The Company reported adjusted net income (non-GAAP) of $55.4 million, with adjusted diluted EPS (non-GAAP) of $3.26 for the six months ended June 30, 2025.  See section titled “GAAP to Non-GAAP Reconciliations” for additional information.  Adjusted net income (non-GAAP) for the three and six months ended June 30, 2025 excludes a number of non-core or non-recurring items, after-tax, as set forth in the GAAP to Non-GAAP Reconciliation section.

Following is a table that represents the major income and expense categories for the Company:

	For the three months ended			For the six months ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(dollars in thousands)

Net interest income	$62,082	$59,986	$56,163	$122,068	$110,862
Provision for credit losses	4,043	4,234	5,496	8,277	8,465
Noninterest income	22,115	16,892	30,889	39,007	57,747
Noninterest expense	49,583	46,539	49,888	96,122	100,578
Federal and state income tax expense	1,552	308	2,554	1,860	3,726
Net income	$29,019	$25,797	$29,114	$54,816	$55,840

Following are certain noteworthy developments in the Company's financial results for the quarter ended June 30, 2025:

●	Net interest income in the second quarter of 2025 increased 3% compared to the first quarter of 2025 and increased 11% compared to the second quarter of 2024 due to higher average earning assets and higher investment yields. Net interest income increased 10% when comparing the first six months of 2025 to the same period of the prior year. The increase was primarily due to higher average earning assets and higher investment securities yields and a decrease in the cost of interest-bearing deposits.
●	Provision for credit losses in the second quarter of 2025 decreased $191 thousand compared to the first quarter of 2025. The decrease was primarily due to lower loan growth. Provision expense decreased $1.5 million

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

compared to the second quarter of 2024. The decrease was primarily due to lower loan growth and a decrease in criticized loans. Provision expense in the first six months of 2025 decreased $188 thousand compared to the first six months of 2024. The decrease was due to a decrease in criticized loans. See the “Provision for Credit Losses” section of this report for additional details.
●	Noninterest income in the second quarter of 2025 increased $5.2 million, or 31%, compared to the first quarter of 2025. The increase was primarily due to higher capital markets revenue from swap fees as clients adjusted to the current environment. Noninterest income in the second quarter of 2025 decreased $8.8 million, or 28%, compared to the second quarter of 2024 and noninterest income decreased $18.7 million, or 32%, when comparing the first six months of 2025 to the same period of the prior year. The decreases were primarily due to a decrease in capital markets revenue. Capital markets revenue in the first six months of 2025 was affected by macroeconomic and governmental uncertainty. Despite this, sustained, long-term demand for affordable housing remains strong. The demand for low-income housing remains healthy and the economics associated with these tax credit projects continue to be favorable. The Company has a strong pipeline for this business that continues to improve as clients adapt to evolving market conditions. The Company expects its capital markets revenue will normalize to historical levels over the next four quarters and continue to be a solid source of fee income.
●	Noninterest expense in the second quarter of 2025 increased $3.0 million, or 7%, compared to the first quarter of 2025. The increase was primarily due to higher capital markets revenue and its impact on variable compensation as well as higher professional fees related to the Company’s digital transformation. Noninterest expense decreased $305 thousand, or 1%, compared to the second quarter of 2024. Noninterest expense decreased $4.5 million, or 4%, when comparing the first six months of 2025 to the same period in the prior year. These decreases were primarily due to lower capital markets revenue and its impact on variable compensation.

STRATEGIC FINANCIAL METRICS

The Company has established certain strategic financial metrics by which it manages its business and measures its performance. The goals are periodically updated to reflect changes in business developments. While the Company is determined to work prudently to achieve these metrics, there is no assurance that they will be met. Moreover, the Company's ability to achieve these metrics may be affected by the factors discussed under “Forward Looking Statements” as well as the factors detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Company's long-term strategic financial metrics are as follows:

●	Generate loan and lease growth of 9% per year, funded by core deposits, which excludes brokered deposits;
●	Grow fee-based income by at least 6% per year; and
●	Limit annual operating expense growth to 5% per year.

The following table shows the evaluation of the Company’s strategic financial metrics:

			Year to Date*
Strategic Financial Metric*	Key Metric	Target	June 30, 2025	March 31, 2025	June 30, 2024
Loan and lease growth organically	Loans and leases growth	> 9% annually	6.0%	2.3%	12.4%
Fee income growth	Fee income growth	> 6% annually	(36.1)%	(43.0)%	(13.5)%
Improve operational efficiencies and hold noninterest expense growth	Noninterest expense growth	< 5% annually	(6.3)%	(9.3)%	(4.4)%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STRATEGIC DEVELOPMENTS

The Company has taken the following actions during the second quarter of 2025 to support its corporate strategy and further the strategic financial metrics shown above:

●	The Company grew loans and leases by 8.0% annualized in the second quarter of 2025 when adding back the impact from the runoff of m2 loans and leases. The loan growth was driven by both traditional and LIHTC lending.
●	The Company acted as the correspondent bank through QCBT for 189 downstream banks with total noninterest bearing deposits of $97.3 million and total interest-bearing deposits of $933.5 million as of June 30, 2025, as correspondent banking continued to be a core line of business for the Company. By comparison, the Company acted as the correspondent bank for 188 downstream banks with total noninterest bearing deposits of $94.7 million and total interest-bearing deposits of $679.9 million as of June 30, 2024. The Company is competitively positioned with experienced staff, software systems and processes to continue growing in the four states currently served – Iowa, Wisconsin, Missouri and Illinois. This line of business provides a strong source of deposits, fee income, high-quality loan participations and bank stock loans. The Company also managed off-balance sheet liquidity held at the Federal Reserve on behalf of the downstream banks of $409.6 million as of June 30, 2025, as compared to $449.2 million as of June 30, 2024.
●	The Company continued to focus on executing interest rate swaps on select commercial loans, including LIHTC permanent loans. These interest rate swaps allow commercial borrowers to pay a fixed interest rate while the Company receives a variable interest rate as well as an upfront nonrefundable fee dependent on the pricing. Management believes that these swaps help position the Company more favorably for various interest rate environments. The Company will continue to review opportunities to execute these swaps at all of its subsidiary banks as appropriate for applicable borrowers and the Company. Levels of capital markets revenue from swap fee income are influenced by prevailing interest rates. Capital markets revenue, primarily from swap fee income, totaled $9.9 million for the second quarter of 2025 as compared to $17.8 million for the same period of the prior year. Capital markets revenue, primarily from swap fee income, totaled $16.4 million for the first six months of 2025 as compared to $34.2 million for the same period of the prior year. Capital markets revenue in the first six months of 2025 was affected by macroeconomic and governmental uncertainty. Despite this, demand for affordable housing remains strong, as discussed in the “Executive Overview” section of this report, above.
●	Over many years, the Company has been successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management increased by $347.7 million for the quarter ended June 30, 2025 compared to the quarter ended March 31, 2025, and increased by $372.3 million for the first six months of 2025 compared to the first six months of 2024. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of trust fees are determined based on the value of the investments managed. The Company expects trust and investment advisory and management fees to be negatively impacted during periods of lower market valuations and positively impacted during periods of higher market valuations. The Company has recently expanded its wealth management business into the southwest Missouri and central Iowa markets.
●	Noninterest expense for the first six months of 2025 totaled $96.1 million as compared to $100.6 million in the first six months of 2024. The decrease was primarily due to a reduction in salaries and benefits expenses related to lower variable incentive compensation.

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

	As of
GAAP TO NON-GAAP	June 30,	March 31,	June 30,
RECONCILIATIONS	2025	2025	2024

	(dollars in thousands, except per share data)
TCE/TA RATIO
Stockholders' equity (GAAP)	$1,050,554	$1,022,747	$936,319
Less: Intangible assets	148,333	148,995	151,468
TCE (non-GAAP)	$902,221	$873,752	$784,851

Total assets (GAAP)	$9,242,331	$9,152,779	$8,871,991
Less: Intangible assets	148,333	148,995	151,468
TA (non-GAAP)	$9,093,998	$9,003,784	$8,720,523

TCE/TA ratio (non-GAAP)	9.92%	9.70%	9.00%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2025	2025	2024	2025	2024

	(dollars in thousands, except per share data)
ADJUSTED NET INCOME
Net income (GAAP)	$29,019	$25,797	$29,114	$54,816	$55,840
Less non-core items (post-tax) (*):
Income:
Fair value gain (loss) on derivatives, net	(397)	(156)	(145)	(553)	(288)
Total non-core income (non-GAAP)	$(397)	$(156)	$(145)	$(553)	$(288)

Adjusted net income (non-GAAP)	$29,416	$25,953	$29,259	$55,369	$56,128

ADJUSTED EPS
Adjusted net income (non-GAAP) (from above)	$29,416	$25,953	$29,259	$55,369	$56,128

Weighted average common shares outstanding	16,928,542	16,900,785	16,814,814	16,914,663	16,799,081
Weighted average common and common equivalent shares outstanding	17,006,282	17,013,992	16,921,854	17,010,136	16,916,264

Adjusted EPS (non-GAAP):
Basic	$1.74	$1.54	$1.74	$3.27	$3.34
Diluted	$1.73	$1.53	$1.73	$3.26	$3.32

ADJUSTED ROAA (non-GAAP)
Adjusted net income (non-GAAP) (from above)	$29,416	$25,953	$29,259	$55,369	$56,128

Average Assets	$9,155,473	$9,015,439	$8,776,002	$9,085,843	$8,663,429

Adjusted ROAA (non-GAAP)	1.29%	1.15%	1.33%	1.22%	1.30%
Adjusted ROAE (non-GAAP)	11.30%	10.20%	12.69%	10.76%	12.30%

ADJUSTED NIM (TEY)*
Net interest income (GAAP)	$62,082	$59,986	$56,163	$122,068	$110,862
Plus: Tax equivalent adjustment	10,090	9,513	8,914	19,603	17,259
Net interest income - tax equivalent (non-GAAP)	$72,172	$69,499	$65,077	$141,671	$128,121
Less: Acquisition accounting net accretion	84	184	268	268	631
Adjusted net interest income	$72,088	$69,315	$64,809	$141,403	$127,490

Average earning assets	$8,377,361	$8,241,035	$7,999,044	$8,309,575	$7,903,382

NIM (GAAP)	2.97%	2.95%	2.82%	2.97%	2.82%
NIM (TEY) (non-GAAP)	3.46%	3.42%	3.27%	3.45%	3.26%
Adjusted NIM (TEY) (non-GAAP)	3.45%	3.41%	3.26%	3.44%	3.24%

EFFICIENCY RATIO
Noninterest expense (GAAP)	$49,583	$46,539	$49,888	$96,122	$100,578

Net interest income (GAAP)	$62,082	$59,986	$56,163	$122,068	$110,862
Noninterest income (GAAP)	22,115	16,892	30,889	39,007	57,747
Total income	$84,197	$76,878	$87,052	$161,075	$168,609

Efficiency ratio (noninterest expense/total income) (non-GAAP)	58.89%	60.54%	57.31%	59.68%	59.65%
Adjusted efficiency ratio (core noninterest expense/core total income) (Non-GAAP)	58.54%	60.38%	57.19%	59.42%	59.52%

*     Non-core or non-recurring items (after-tax) are calculated using an estimated effective federal tax rate of 21% with the exception of goodwill impairment which is not deductible for tax.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME AND MARGIN - (TAX EQUIVALENT BASIS)

Net interest income, on a GAAP basis, increased 3% for the quarter ended June 30, 2025, compared to the same quarter of the prior year.  Net interest income, on a tax equivalent basis (non-GAAP) increased 11% for the quarter ended June 30, 2025, compared to the same quarter of the prior year.  Net interest income, on a GAAP basis, increased 10% for the six months ended June 30, 2025, compared to the same period of the prior year.  Net interest income, on a tax equivalent basis (non-GAAP), increased 11% for the six months ended June 30, 2025, compared to the same period of the prior year. Net interest income changed primarily due to the Company’s loan and investment growth and continued expansion of loan and investment yields, which were partially offset by deposit growth with a lower cost of funds.

A comparison of yields, spread and margin as reported on the Company’s financial statements and on a tax equivalent basis is as follows:

	GAAP			Tax Equivalent Basis
	For the Three Months Ended			For the Three Months Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2025	2025	2024	2025	2025	2024
Average Yield on Interest-Earning Assets	5.74%	5.66%	5.99%	6.24%	6.20%	6.46%
Average Cost of Interest-Bearing Liabilities	3.42%	3.44%	3.93%	3.42%	3.44%	3.93%
Net Interest Spread	2.32%	2.22%	2.06%	2.82%	2.76%	2.53%
NIM (TEY) (Non-GAAP)	3.46%	3.42%	3.27%	3.46%	3.42%	3.27%
NIM Excluding Acquisition Accounting Net Accretion (Non-GAAP)	2.96%	2.90%	2.80%	3.45%	3.41%	3.26%

	GAAP		Tax Equivalent Basis
	For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Average Yield on Interest-Earning Assets	5.70%	6.32%	6.22%	6.41%
Average Cost of Interest-Bearing Liabilities	3.43%	3.90%	3.43%	3.90%
Net Interest Spread	2.27%	2.42%	2.79%	2.51%
NIM (TEY) (Non-GAAP)	3.45%	2.82%	2.95%	3.26%
NIM Excluding Acquisition Accounting Net Accretion (Non-GAAP)	2.93%	2.97%	3.45%	3.24%

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

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2025	2025	2024	2025	2024
	(dollars in thousands)			(dollars in thousands)

Acquisition Accounting Net Accretion in NIM	$84	$184	$268	$268	$631

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended June 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$14,285	$159	4.40%	$13,065	$183	5.54%
Interest-bearing deposits at financial institutions	151,898	1,634	4.31%	80,998	1,139	5.66%
Investment securities - taxable	401,657	4,805	4.79%	377,747	4,286	4.53%
Investment securities - nontaxable (1)	893,753	12,872	5.76%	704,761	9,462	5.37%
Restricted investment securities	34,037	622	7.23%	43,398	869	7.92%
Gross loans/leases receivable (1) (2) (3)	6,881,731	110,245	6.43%	6,779,075	112,719	6.69%
Total interest earning assets	8,377,361	130,337	6.24%	7,999,044	128,658	6.46%

Noninterest-earning assets:
Cash and due from banks	78,264			77,663
Premises and equipment	172,919			135,156
Less allowance	(89,378)			(84,507)
Other	616,307			648,646
Total assets	$9,155,473			$8,776,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$5,080,367	$38,604	3.05%	$4,649,625	$40,924	3.54%
Time deposits	1,193,035	12,409	4.17%	1,091,870	12,128	4.47%
Short-term borrowings	1,420	15	4.23%	1,622	21	5.18%
FHLB advances	250,603	2,853	4.50%	464,231	6,238	5.32%
Subordinated notes	233,631	3,599	6.16%	233,207	3,582	6.14%
Junior subordinated debentures	48,904	685	5.54%	48,774	688	5.58%
Total interest-bearing liabilities	6,807,960	58,165	3.42%	6,489,329	63,581	3.93%

Noninterest-bearing demand deposits	945,138			945,693
Other noninterest-bearing liabilities	360,947			418,994
Total liabilities	8,114,045			7,854,016

Stockholders' equity	1,041,428			921,986
Total liabilities and stockholders' equity	$9,155,473			$8,776,002
Net interest income		$72,172			$65,077
Net interest margin			2.97%			2.53%
Net interest margin (TEY)(Non-GAAP)			3.46%			2.82%
Adjusted net interest margin (TEY)(Non-GAAP)			3.45%			3.27%
Cost of funds (4)			3.01%			3.26%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.05%			123.26%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	Cost of funds includes the effect of noninterest-bearing demand deposits.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the Three Months Ended June 30, 2025

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2025 vs. 2024
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(24)	$(110)	$86
Interest-bearing deposits at financial institutions	495	(1,612)	2,107
Investment securities - taxable	519	247	272
Investment securities - nontaxable (2)	3,410	727	2,683
Restricted investment securities	(247)	(71)	(176)
Gross loans/leases receivable (2) (3)	(2,474)	(11,665)	9,191
Total change in interest income	1,679	(12,484)	14,163

INTEREST EXPENSE
Interest-bearing deposits	(2,320)	(19,659)	17,339
Time deposits	281	(3,681)	3,962
Short-term borrowings	(6)	(4)	(2)
Federal Home Loan Bank advances	(3,385)	(849)	(2,536)
Subordinated notes	17	11	6
Junior subordinated debentures	(3)	(13)	10
Total change in interest expense	(5,416)	(24,195)	18,779

Total change in net interest income	$7,095	$11,711	$(4,616)

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the Six Months Ended June 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$11,662	$258	4.40%	$16,510	$452	5.41%
Interest-bearing deposits at financial institutions	159,356	3,438	4.35%	86,277	2,339	5.45%
Investment securities - taxable	401,220	9,393	4.69%	375,644	8,546	4.54%
Investment securities - nontaxable (1)	868,754	24,594	5.67%	695,365	18,813	5.41%
Restricted investment securities	32,309	1,156	7.12%	40,742	1,543	7.49%
Gross loans/leases receivable (1) (2) (3)	6,836,274	217,684	6.42%	6,688,844	220,392	6.63%
Total interest earning assets	8,309,575	256,523	6.22%	7,903,382	252,085	6.41%

Noninterest-earning assets:
Cash and due from banks	78,031			77,713
Premises and equipment, net	167,617			131,567
Less allowance for estimated losses on loans/leases	(89,710)			(85,638)
Other	620,330			636,405
Total assets	$9,085,843			$8,663,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$5,041,914	$76,302	3.05%	$4,589,479	$80,027	3.51%
Time deposits	1,198,782	25,098	4.22%	1,099,746	24,473	4.48%
Short-term borrowings	1,629	33	4.05%	1,688	44	5.19%
Federal Home Loan Bank advances	214,444	4,849	4.50%	409,725	10,977	5.30%
Subordinated notes	233,579	7,201	6.17%	233,154	7,062	6.06%
Junior subordinated debentures	48,888	1,369	5.57%	48,758	1,381	5.60%
Total interest-bearing liabilities	6,739,236	114,852	3.43%	6,382,550	123,964	3.90%

Noninterest-bearing demand deposits	941,916			952,099
Other noninterest-bearing liabilities	375,167			416,101
Total liabilities	8,056,319			7,750,750

Stockholders' equity	1,029,524			912,679
Total liabilities and stockholders' equity	$9,085,843			$8,663,429
Net interest income		$141,671			$128,121
Net interest margin			2.95%			2.82%
Net interest margin (TEY)(Non-GAAP)			3.45%			3.26%
Adjusted net interest margin (TEY)(Non-GAAP)			3.44%			3.24%
Cost of funds (4)			3.01%			3.31%

Ratio of average interest earning assets to average interest-bearing liabilities	123.30%			123.83%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 21% federal tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	Cost of funds includes the effect of noninterest-bearing demand deposits.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the six months ended June 30, 2025

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period (1)	Rate	Volume

	2025 vs. 2024
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(194)	$(76)	$(118)
Interest-bearing deposits at other financial institutions	1,099	(1,321)	2,420
Investment securities - taxable	847	277	570
Investment securities - nontaxable (2)	5,781	934	4,847
Restricted investment securities	(387)	(75)	(312)
Gross loans/leases receivable (2) (3)	(2,708)	(13,125)	10,417
Total change in interest income	4,438	(13,386)	17,824

INTEREST EXPENSE
Interest-bearing demand deposits	(3,725)	(20,252)	16,527
Time deposits	625	(3,232)	3,857
Short-term borrowings	(11)	(10)	(1)
Federal Home Loan Bank advances	(6,128)	(1,474)	(4,654)
Subordinated notes	139	126	13
Junior subordinated debentures	(12)	(18)	6
Total change in interest expense	(9,112)	(24,860)	15,748

Total change in net interest income	$13,550	$11,474	$2,076

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income increased $501 thousand, comparing the second quarter of 2025 to the same period of 2024, and increased $2.1 million when comparing the first six months of 2025 to the same period of 2024.  Interest income (tax equivalent non-GAAP) increased $1.7 million, comparing the second quarter of 2025 to the same period of 2024, and increased $4.4 million when comparing the first six months of 2025 to the same period of 2024. These increases in interest income were primarily due to higher loan and investment average balances and margin expansion from higher loan yields.

The Company intends to continue to grow quality loans and leases as well as its private placement tax-exempt securities portfolio to maximize yield while minimizing credit and interest rate risk.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INTEREST EXPENSE

Interest expense decreased $5.4 million, comparing the second quarter of 2025 to the same period of 2024, and decreased $9.1 million, comparing the first six months of 2025 to the same period of 2024, primarily due to the lower cost of funds. The Company’s cost of funds was 3.01% for the quarter ended June 30, 2025, a decrease from 3.43% for the quarter ended June 30, 2024.  The Company’s costs of funds was 3.01% for the six months ended June 30, 2025, a decrease from 3.39% for the six months ended June 30, 2024. The decrease was a result of the Federal Reserve lowering interest rates in the second half of 2024.

PROVISION FOR CREDIT LOSSES

The ACL is established through provision expense to provide an estimated ACL. The following table shows the components of the provision for credit losses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)

Provision for credit losses - loans and leases	$4,667	$4,343	$9,410	$8,079
Provision for credit losses - off-balance sheet exposures	(624)	1,153	(1,133)	831
Provision for credit losses - available for sale securities	—	—	—	(445)
Total provision for credit losses	$4,043	$5,496	$8,277	$8,465

The Company had a total provision for credit losses on loans and leases of $4.7 million for the second quarter of 2025, an increase from $4.3 million for the same period of 2024, primarily driven by loan growth and increased net charge-offs.  The provision related to OBS was negative $624 thousand for the second quarter of 2025 compared to a provision related to OBS of $1.2 million for the second quarter of 2024. The decrease was due to a decreased balance in unfunded commitments. Provision for credit losses on loans and leases for the first six months of 2025 totaled $9.4 million, an increase from $8.1 million for the first six months of 2024.  The increase was primarily driven by loan growth and increased net charge-offs.  The provision related to OBS was negative $1.1 million for the first six months of 2025 compared to a provision related to OBS of $831 thousand for the first six months of 2024.

There was no provision related to HTM securities for the first six months of 2025 or 2024. There was no provision related to AFS securities for the first six months of 2025, compared to a negative provision of $445 thousand on AFS securities for the first six months of 2024 with the change in fair value of a debt investment in a failed bank.  This was a legacy investment acquired as part of the 2022 GFED acquisition, for which an allowance equal to the entire value of the bond was established in March 2023. A partial recovery in value occurred due to favorable changes in market conditions during 2024, and the investment was then sold in 2024.

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

The Company had an ACL for loans/leases held for investment of 1.28% of total gross loans/leases held for investment at June 30, 2025, compared to 1.32% at March 31, 2025 and 1.33% at June 30, 2024.  Management evaluates the allowance needed on loans acquired in previous acquisitions, factoring in the remaining discount, which was $2.0 million and $3.3 million at June 30, 2025 and June 30, 2024, respectively.

Additional discussion of the Company's allowance can be found in the “Financial Condition” section of this report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following table sets forth the various categories of noninterest income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,	June 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)

Trust fees	$3,395	$3,103	$292	9.4%
Investment advisory and management fees	1,254	1,214	40	3.3
Deposit service fees	2,187	1,986	201	10.1
Gains on sales of residential real estate loans, net	556	540	16	3.0
Gains on sales of government guaranteed portions of loans, net	40	12	28	233.3
Capital markets revenue	9,869	17,758	(7,889)	(44.4)
Earnings on bank-owned life insurance	998	2,964	(1,966)	(66.3)
Debit card fees	1,648	1,571	77	4.9
Correspondent banking fees	699	510	189	37.1
Loan related fee income	1,096	962	134	13.9
Fair value gain on derivatives and trading securities	230	51	179	351.0
Other	143	218	(75)	(34.4)
Total noninterest income	$22,115	$30,889	$(8,774)	(28.4)%

	Six Months Ended
	June 30,	June 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)

Trust fees	$7,081	$6,302	$779	12.4%
Investment advisory and management fees	2,508	2,315	193	8.3
Deposit service fees	4,370	4,008	362	9.0
Gains on sales of residential real estate loans, net	853	922	(69)	(7.5)
Gains on sales of government guaranteed portions of loans, net	101	36	65	180.6
Capital markets revenue	16,385	34,215	(17,830)	(52.1)
Earnings on bank-owned life insurance	1,522	3,832	(2,310)	(60.3)
Debit card fees	3,136	3,037	99	3.3
Correspondent banking fees	1,313	1,022	291	28.5
Loan related fee income	1,994	1,798	196	10.9
Fair value loss on derivatives and trading securities	(777)	(112)	(665)	593.8
Other	521	372	149	40.1
Total noninterest income	$39,007	$57,747	$(18,740)	(32.5)%

The Company continues to be successful in expanding its wealth management client base. Trust and investment advisory and management fees continue to be a significant contributor to noninterest income. Assets under management have increased $347.7 million since March 31, 2025 and have increased by $800.5 million since June 30, 2024 due primarily to new relationships.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. The majority of trust fees are determined based on the value of the investments within the fully-managed trusts. Trust fees increased 9% in the second quarter of 2025 as compared to the same period of the prior year, and increased 12% when comparing the first six months of 2025 to the first six months of 2024 due to growth in assets under management and market performance.  The Company expects trust and investment advisory and management fees to be negatively impacted during periods of significantly lower market valuations and positively impacted during periods of significantly higher market valuations. During 2024, the Company expanded its wealth management business into the southwest Missouri and central Iowa markets.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Investment advisory and management fees increased 3% comparing the second quarter of 2025 to the same period of the prior year, and increased 8% when comparing the first six months of 2025 to the first six months of 2024. Similar to trust fees, fees from these services are largely determined based on the market value of the investments managed. As a result, fee income from this line of business fluctuates with market valuations.

Deposit service fees increased 10% in the second quarter of 2025 as compared to the same period of the prior year, and increased 9% when comparing the first six months of 2025 to the first six months of 2024. The Company’s total deposits increased by $553.7 million, or 8%, when comparing June 30, 2025 to June 30, 2024. The Company continues to be successful in expanding its core deposit base with a targeted focus on growing the number of net new accounts in 2025.

Gains on sales of residential real estate loans, net, increased 3% when comparing the first quarter of 2025 to the same period of the prior year, and decreased 8% when comparing the first six months of 2025 to the first six months of 2024. The decrease was due to lower volume of client residential real estate purchase activity generating lower levels of gains.

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

Capital markets revenue totaled $9.9 million for the second quarter of 2025, compared to $17.8 million for the second quarter of 2024.  Capital markets revenue totaled $16.4 million for the first six months of 2025, compared to $34.2 million for the first six months of 2024. As discussed in the “Executive Overview” section of this report, capital markets revenue was affected by macroeconomic and governmental uncertainty. Demand for affordable housing remains strong. In the traditional commercial portfolio, the pricing is more competitive and the duration is shorter as compared to the LIHTC permanent loans.  Therefore, the mix of loans with interest rate swaps continued to be heavily weighted towards LIHTC permanent loans. Future levels of swap fees are dependent upon the needs of our traditional commercial and LIHTC borrowers, and the size of the related nonrefundable swap fee may fluctuate depending on the interest rate environment.

Earnings on BOLI decreased 66%, comparing the second quarter of 2025 to the same period of the prior year, and decreased 60% when comparing the first six months of 2025 to the first six months of 2024. There were BOLI exchanges in the first six months of 2025 resulting in surrender charges of $168 thousand.  In addition, there were $2.2 million of death benefit proceeds on BOLI received in the second quarter of 2024.  There were no purchases of BOLI in the first six months of 2025 or 2024. Notably, a portion of the Company's BOLI is variable rate whereby returns are determined by the performance of the equity markets.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Debit card fees are the interchange fees paid on certain debit card customer transactions. Debit card fees increased 5% when comparing the second quarter of 2025 to the second quarter of 2024, and increased 3% when comparing the first six months of 2025 to the first six months of 2024. The fees can vary based on customer debit card usage, so fluctuations from period to period may occur. As an opportunity to maximize fees, the Company offers a deposit product with a higher interest rate that incentivizes debit card activity.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Correspondent banking fees increased 37% comparing the second quarter of 2025 to the same period of the prior year and increased 29% when comparing the first six months of 2025 to the first six months of 2024. The increase was primarily due to a shift of correspondent banking balances from non-interest bearing accounts to interest bearing accounts. Fees from correspondent banks generally increase when non-interest bearing account balances decrease due to lower associated earnings credits. Correspondent banking continues to be a core strategy for the Company, as this line of business provides a high level of deposits that can be used to fund loan growth as well as a steady source of fee income. The Company now serves 189 banks in Iowa, Illinois, Missouri and Wisconsin.

Loan-related fee income increased 14% comparing the second quarter of 2025 to the same period of the prior year and increased 11% when comparing the first six months of 2025 to the first six months of 2024.  The increase was primarily due to loan growth.

Fair value losses on derivatives were $502 thousand and fair value gains on trading securities were $732 thousand in the second quarter of 2025, as compared to $183 thousand in losses and $234 thousand in gains, respectively, in the same period of the prior year.  Fair value losses on derivatives and trading securities were $700 thousand and $77 thousand, respectively, in the first six months of 2025, as compared to losses of $365 thousand and gains of $253 thousand, respectively in the same period of the prior year. During the first quarter of 2024, the Company executed a derivative strategy utilizing swaptions with a notional value of approximately $409.0 million. The Company uses swaptions to manage interest rate risk related to the variability of interest payments due to changes in interest rates. These derivatives are unhedged and are marked-to-market, with gains or losses recorded in noninterest income which was a contributing factor in the increase in fair value losses on derivatives.   See Note 5 to the Consolidated Financial Statements for additional information.

Other noninterest income decreased $75 thousand, or 341%, in the second quarter of 2025 as compared to the same period of the prior year, and increased 40% when comparing the first six months of 2025 to the first six months of 2024 due to fluctuations on the market value of the Company’s equity investments. Income on equity investments is largely determined based on the market value of the investments managed.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,	June 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$28,474	$31,079	$(2,605)	(8.4)%
Occupancy and equipment expense	6,837	6,377	460	7.2
Professional and data processing fees	6,089	4,823	1,266	26.2
FDIC insurance, other insurance and regulatory fees	1,960	1,854	106	5.7
Loan/lease expense	407	151	256	169.5
Net cost of and losses on operations of other real estate	50	28	22	78.6
Advertising and marketing	1,746	1,565	181	11.6
Communication and data connectivity	274	318	(44)	(13.8)
Supplies	252	259	(7)	(2.7)
Bank service charges	720	622	98	15.8
Correspondent banking expense	314	363	(49)	(13.5)
Intangibles amortization	661	690	(29)	(4.2)
Payment card processing	547	706	(159)	(22.5)
Trust expense	413	379	34	9.0
Other	839	674	165	24.5
Total noninterest expense	$49,583	$49,888	$(305)	(0.6)%

	Six Months Ended
	June 30,	June 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)

Salaries and employee benefits	$55,838	$62,939	$(7,101)	(11.3)%
Occupancy and equipment expense	13,292	12,891	401	3.1
Professional and data processing fees	11,233	9,436	1,797	19.0
FDIC insurance, other insurance and regulatory fees	3,930	3,799	131	3.4
Loan/lease expense	788	529	259	49.0
Net (income from) cost of and (gains) losses on operations of other real estate	41	(2)	43	2,150.0
Advertising and marketing	3,359	3,048	311	10.2
Communication and data connectivity	564	719	(155)	(21.6)
Supplies	459	534	(75)	(14.0)
Bank service charges	1,316	1,190	126	10.6
Correspondent banking expense	643	668	(25)	(3.7)
Intangibles amortization	1,322	1,380	(58)	(4.2)
Payment card processing	1,141	1,352	(211)	(15.6)
Trust expense	770	804	(34)	(4.2)
Other	1,426	1,291	135	10.5
Total noninterest expense	$96,122	$100,578	$(4,456)	(4.4)%

Management places a strong emphasis on overall cost containment and is committed to improving the Company's general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, decreased 8% when comparing the second quarter of 2025 to the same period of the prior year, and decreased 11% when comparing the first six months of 2025 to the same period of the prior year primarily due to lower capital markets revenue and its impact on variable compensation associated with performance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Occupancy and equipment expense increased 7% comparing the second quarter of 2025 to the same period of the prior year, and increased 3% when comparing the first six months of 2025 to the same period of the prior year due primarily to higher depreciation expense with the opening of a new office in the Cedar Rapids market and an increase in service contract costs.

Professional and data processing fees increased 26% comparing the second quarter of 2025 to the same period of the prior year, and increased 19% when comparing the first six months of 2025 to the same period of the prior year. The increase was due primarily to increased CDARS and ICS expenses as well as higher professional fees related to the Company’s digital transformation. Generally, professional and data processing fees can fluctuate depending on certain one-time project costs.  Management will continue to focus on minimizing such one-time costs and driving recurring costs down through contract negotiation or managed reduction in activity where costs are determined on a usage basis.

FDIC insurance, other insurance and regulatory fee expense increased 6% when comparing the second quarter of 2025 to the same period of the prior year, and increased 3% when comparing the first six months of 2025 to the same period of the prior year due primarily to asset growth.

Loan/lease expense increased 170% when comparing the second quarter of 2025 to the same quarter of the prior year and increased 49% when comparing the first six months of 2025 to the same period of the prior year due primarily to a one-time legal fee reimbursement received in the second quarter of 2024, offsetting the expenses.

Net cost of (income from) and gains/losses on operations of other real estate includes gains/losses on the sale of OREO, write-downs of OREO and all income/expenses associated with OREO. Net cost of and gains/losses on operations of other real estate for the second quarter of 2025 totaled $50 thousand, compared to net cost of and gains/losses on operations of other real estate of $28 thousand for the second quarter of 2024.  Net cost of and gains/losses on operations of other real estate for the first six months of 2025 totaled $41 thousand, compared to net income from and gains/losses on operations of other real estate of $2 thousand for the first six months of 2024. There were two sales of OREO properties in the second quarter of 2025 resulting in losses of $45 thousand.

Advertising and marketing expense increased 12% comparing the second quarter of 2025 to the same period of the prior year, and increased 10% when comparing the first six months of 2025 to the same period of the prior year. The increase in expense was primarily due to an increase in sponsorships.

Communication and data connectivity expense decreased 14% comparing the second quarter of 2025 to the same period of the prior year, and decreased 22% when comparing the first six months of 2025 to the same period of the prior year.  The decrease was primarily due to improvements to our data center connectivity channels and a reduction in cell phone and air card expenses as the Company continues to improve operational efficiencies.

Supplies expense decreased 3% comparing the second quarter of 2025 to the same period of the prior year, and decreased 14% when comparing the first six months of 2025 to the same period of the prior year. These decreases were primarily due to improved management of supply stock and the timing of purchases.

Bank service charges, a large portion of which includes indirect costs incurred to provide services to QCBT's correspondent banking customer portfolio, increased 16% when comparing the second quarter of 2025 to the same period of the prior year, and increased 11% when comparing the first six months of 2025 to the same period of the prior year.  As transaction volumes and the number of correspondent banking clients fluctuate, the associated expenses are expected to also fluctuate.

Correspondent banking expense decreased 14% when comparing the second quarter of 2025 to the same period of the prior year, and decreased 4% when comparing the first six months of 2025 to the same period of the prior year.  The decreases were primarily due to higher costs in 2024 for an upgraded safekeeping platform. These are direct costs incurred to provide services to QCBT's correspondent banking customer portfolio, including safekeeping and cash management services.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Intangibles amortization expense decreased 4% when comparing the second quarter of 2025 to the same period of the prior year, and decreased 4% when comparing the first six months of 2025 to the same period of the prior year. The amortization expense is due to the prior acquisitions.  These expenses are expected to naturally decrease as intangibles become fully amortized unless there is an addition to intangible assets.

Payment card processing expense decreased 23% when comparing the second quarter of 2025 to the same period of the prior year, and decreased 16% when comparing the first six months of 2025 to the same period of the prior year due to a decreased volume of transactions.

Trust expense increased 9% when comparing the second quarter of 2025 to the same period of the prior year due to increased assets under management.  Trust expense decreased 4% when comparing the first six months of 2025 to the same period of the prior year due to higher custody charges in the second quarter of 2024.

Other noninterest expense increased 25% when comparing the second quarter of 2025 to the same period of the prior year, and increased 11% when comparing the first six months of 2025 to the same period of the prior year.  The increases were primarily due to increased insurance loss reserves at our QCRH Risk Management micro captive entity. Included in other noninterest expense are items such as meals and entertainment, subscriptions and sales and use tax.

INCOME TAXES

In the second quarter of 2025, the Company incurred income tax expense of $1.6 million, compared to income tax expense of $2.6 million in the same period of the prior year. During the first six months of 2025, the Company incurred income tax expense of $1.9 million, compared to income tax expense of $3.7 million in the first six months of 2024.  The effective tax rate for the first six months of 2025 was exceptionally low at 3%, down from 6% in the first six months of 2024. The decline was primarily due to a combination of the tax benefits from equity compensation in the first six months of 2025, new state tax credit investments, and lower pre-tax income from lower capital markets revenue. Given a more normalized mix of revenue, the Company expects its effective tax rate to increase in the second half of 2025.

Refer to the reconciliation of the expected income tax rate to the effective tax rate that is included in Note 6 to the Consolidated Financial Statements for additional detail.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet:

	As of
	June 30, 2025		March 31, 2025		December 31, 2024		June 30, 2024

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$250,473	3%	$324,710	4%	$262,324	3%	$194,435	2%
Securities	1,263,452	14%	1,220,717	13%	1,200,435	13%	1,033,199	12%
Net loans/leases	6,836,192	74%	6,732,813	74%	6,694,563	74%	6,766,680	76%
Derivatives	184,982	2%	180,997	2%	186,781	2%	194,354	2%
Other assets	707,232	7%	693,542	7%	681,927	8%	683,323	8%
Total assets	$9,242,331	100%	$9,152,779	100%	$9,026,030	100%	$8,871,991	100%

Total deposits	$7,318,353	79%	$7,337,390	80%	$7,061,187	79%	$6,764,667	76%
Total borrowings	509,359	6%	429,921	5%	569,532	6%	768,671	9%
Derivatives	209,505	2%	206,925	2%	214,823	2%	221,798	2%
Other liabilities	154,560	2%	155,796	2%	183,101	2%	180,536	2%
Total stockholders' equity	1,050,554	11%	1,022,747	11%	997,387	11%	936,319	11%
Total liabilities and stockholders' equity	$9,242,331	100%	$9,152,779	100%	$9,026,030	100%	$8,871,991	100%

During the second quarter of 2025, the Company's total assets increased $89.6 million, or 1%, from March 31, 2025, to a total of $9.2 billion. The Company’s net loans/leases increased $103.4 million in the second quarter of 2025. Deposits decreased $19.0 million, or less than 1%, during the second quarter of 2025.  Borrowings increased $79.4 million, or 18%, during the second quarter of 2025 due primarily to strong loan and investment growth increasing funding needs.

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

Trading securities had a fair value of $82.9 million as of June 30, 2025 and consisted of retained beneficial interests acquired in conjunction with loan securitizations completed by the Company in 2023 and 2024. See also Note 4 to the Consolidated Financial Statements for details of these securitizations.

Following is a breakdown of the Company's securities portfolio by type, the percentage of net unrealized gains (losses) to carrying value on the total portfolio, and the portfolio duration:

	As of
	June 30, 2025		March 31, 2025		December 31, 2024		June 30, 2024
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

U.S. treasuries and govt. sponsored agency securities	$14,267	1%	$17,487	1%	$20,591	2%	$20,101	2%
Municipal securities	1,033,642	81%	1,003,985	82%	971,567	81%	885,046	86%
Residential mortgage-backed and related securities	58,864	5%	43,194	4%	50,042	4%	54,708	5%
Asset-backed securities	6,684	1%	7,764	1%	9,224	1%	12,721	1%
Other securities	67,358	5%	66,105	5%	65,745	5%	38,464	4%
Trading securities	82,900	7%	82,445	7%	83,529	7%	22,362	2%
	$1,263,715	100%	$1,220,980	100%	$1,200,698	100%	$1,033,402	100%

Securities as a % of total assets	13.67%		13.34%		13.30%		11.65%
Net unrealized losses as a % of Amortized Cost	(13.20)%		(11.45)%		(7.32)%		(7.17)%
Duration (in years)	5.6		5.6		5.8		6.2
Annual yield on investment securities (tax equivalent)	5.46%		5.24%		5.26%		5.08%

The Company has not invested in non-agency commercial or residential mortgage-backed securities or pooled trust preferred securities. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's investment securities.

LOANS/LEASES

Total loans/leases grew 6.2% on an annualized basis, when adding back the impact from the planned runoff of m2 Equipment Finance loans and leases during the first six months of 2025.  The mix of the loan/lease classes within the Company's loan/lease portfolio is presented in the following table:

	As of
	June 30, 2025		March 31, 2025		December 31, 2024		June 30, 2024
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

C&I - revolving	$380,029	5%	$388,479	6%	$387,991	6%	$362,115	5%
C&I - other	1,375,689	20%	1,444,119	21%	1,514,932	22%	1,463,198	21%
CRE - owner occupied	593,675	9%	599,488	9%	605,993	9%	633,596	9%
CRE - non-owner occupied	1,036,049	15%	1,040,281	15%	1,077,852	16%	1,082,457	16%
Construction and land development	1,529,022	22%	1,419,208	21%	1,313,543	19%	1,082,348	16%
Multi-family	1,251,763	18%	1,178,299	17%	1,132,110	17%	1,477,483	22%
Direct financing leases	12,880	-%	14,773	-%	17,076	-%	25,808	-%
1-4 family real estate	592,253	9%	592,127	9%	588,179	9%	583,542	9%
Consumer	153,564	2%	146,393	2%	146,728	2%	143,839	2%
Total loans/leases	$6,924,924	100%	$6,823,167	100%	$6,784,404	100%	$6,854,386	100%
Less allowance	(88,732)		(90,354)		(89,841)		(87,706)
Net loans/leases	$6,836,192		$6,732,813		$6,694,563		$6,766,680

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

CRE loans are predominantly included within the CRE – owner occupied, CRE – non-owner occupied, construction and land development and multi-family loan classes, however, CRE loans can also be included in 1-4 family based on nature of the loan. As CRE loans have historically been the Company's largest portfolio segment, management places a strong emphasis on the underwriting and monitoring of the characteristics and composition of the Company's CRE loan portfolio. For example, management tracks the level of owner-occupied CRE loans relative to non-owner-occupied loans because owner-occupied loans are generally considered to have less risk. Additionally, the Company reviews CRE concentrations by industry in relation to risk-based capital on a quarterly basis.  Approximately 45% of the CRE loan portfolio consists of LIHTC loans, all of which are performing and all of which are pass rated.

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

The following is a listing of significant industries within the Company's CRE loan portfolio.  These include loans in the following portfolio segments as of June 30, 2025:  CRE owner occupied, CRE non-owner occupied, certain construction and land development, multifamily and certain 1-4 family real estate. Within the CRE Loan portfolio, there is a low amount of office exposure, totaling $222.6 million or 3.2% of total loans at June 30, 2025.

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2025		2025		2024		2024
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Lessors of residential buildings - LIHTC	$2,057,244	45%	$1,936,708	44%	$1,778,488	41%	$1,918,245	43%
Lessors of nonresidential buildings	701,754	15%	683,846	15%	679,480	16%	628,783	14%
Lessors of residential buildings - non LIHTC	507,213	11%	499,645	11%	535,671	12%	444,631	10%
Hotels	131,404	3%	136,990	3%	141,005	3%	137,485	3%
New housing for-sale builders	69,926	1%	68,617	2%	71,437	2%	83,929	2%
Other *	1,149,458	25%	1,126,551	25%	1,134,201	26%	1,261,727	28%
Other - LIHTC	1,442	-%	1,447	-%	1,452	-%	19,468	-%
Total CRE loans	$4,618,441	100%	$4,453,804	100%	$4,341,734	100%	$4,494,268	100%

*     “Other” consists of all other industries. None of these had concentrations greater than $66.0 million, or approximately 1.4% of total CRE loans in the most recent period presented.

The following table reflects credit quality indicators and performance of the Company’s CRE loan portfolio:

	As of June 30,				As of March 31,				As of December 31,
	2025				2025				2024
	Delinquency Status*			% of	Delinquency Status*			% of	Delinquency Status*			% of
	Performing	Nonperforming	Total	CRE	Performing	Nonperforming	Total	CRE	Performing	Nonperforming	Total	CRE

	(dollars in thousands)

Pass	$4,517,284	$—	$4,517,284	98%	$4,366,351	$350	$4,366,701	98%	$4,248,186	$—	$4,248,186	98%
Special Mention	52,551	—	52,551	1%	35,017	—	35,017	1%	34,835	—	34,835	1%
Substandard	37,672	10,934	48,606	1%	42,652	9,434	52,086	1%	41,955	16,758	58,713	1%
Doubtful	—	—	—	0%	—	—	—	0%	—	—	—	0%
	$4,607,507	$10,934	$4,618,441	100%	$4,444,020	$9,784	$4,453,804	100%	$4,324,976	$16,758	$4,341,734	100%

As a percentage of total CRE portfolio	99.76%	0.24%	100%		99.78%	0.22%	100%		99.61%	0.39%	100%

*     Performing = CRE loans accruing and less than 90 days past due. Nonperforming = CRE loans on nonaccrual and accruing CRE loans that are greater than or equal to 90 days past due.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s construction and land development loan portfolio includes the following:

	As of
	June 30, 2025		March 31, 2025		December 31, 2024		June 30, 2024
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

LIHTC construction	$1,075,000	70%	$1,016,207	72%	$917,986	70%	$750,894	69%
Construction (commercial)	366,303	24%	316,916	22%	312,288	23%	268,435	25%
Land development	78,530	5%	78,550	6%	72,644	6%	52,787	5%
Construction (non-commercial residential)	9,189	1%	7,535	(0)%	10,625	1%	10,232	1%
Total construction and land development	$1,529,022	100%	$1,419,208	100%	$1,313,543	100%	$1,082,348	100%

The Company's 1-4 family real estate loan portfolio includes the following:

●	Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid long-term interest rate risk.
●	A limited amount of 15-year, 20-year and 30-year fixed rate residential real estate loans that meet certain credit guidelines.

The remaining 1-4 family real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans and to recognize noninterest income from the gain on sale. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans above.

Following is a listing of significant equipment types within the m2 loan and lease portfolio:

	As of June 30,		As of March 31,		As of December 31,		As of June 30,
	2025		2025		2024		2024
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Trucks, Vans and Vocational Vehicles	$57,120	23%	$65,197	23%	$81,575	23%	$85,537	23%
Construction - General	20,003	8%	22,700	8%	25,559	7%	25,591	7%
Trailers	14,624	6%	17,267	6%	21,638	6%	23,032	6%
Tractor	14,082	6%	15,849	6%	20,353	6%	21,280	6%
Computer Equipment	13,883	5%	15,052	5%	17,765	5%	18,623	5%
Food Processing Equipment	12,578	5%	13,920	5%	14,829	4%	15,059	4%
Manufacturing - General	11,577	5%	13,405	5%	17,490	5%	18,900	5%
Marine - Travelifts	10,733	4%	11,556	4%	13,574	4%	14,368	4%
Freightliners	8,811	3%	11,231	4%	15,478	4%	17,891	5%
Manufacturing - CNC	6,904	3%	7,695	3%	8,558	2%	9,824	3%
Other *	79,702	32%	91,111	31%	116,441	34%	113,793	32%
Total m2 loans and leases	$250,017	100%	$284,983	100%	$353,260	100%	$363,898	100%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Changes in the ACL for loans/leases for the three and six months ended June 30, 2025 and 2024 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(dollars in thousands)

Balance, beginning	$90,354	$84,470	$89,841	$87,200
Change in ACL for the transfer of loans to LHFS	—	498	—	(2,879)
Provision	4,667	4,343	9,410	8,079
Charge-offs	(6,490)	(1,751)	(11,434)	(5,311)
Recoveries	201	146	915	617
Balance, ending	$88,732	$87,706	$88,732	$87,706

Changes in the ACL for OBS exposures for the three and six months ended March 31, 2025 and 2024 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(dollars in thousands)

Balance, beginning	$7,764	$9,207	$8,273	$9,529
Provisions (credited) to expense	(624)	1,153	(1,133)	831
Balance, ending	$7,140	$10,360	$7,140	$10,360

The Company recorded a provision on credit losses related to OBS exposures in the second quarter of 2025 of negative $624 thousand driven by a decrease in the balance of unfunded commitments. At June 30, 2025, the allowance for OBS exposures was $7.1 million.

The Company's levels of criticized and classified loans are reported in the following table:

	As of
Internally Assigned Risk Rating *	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024

	(dollars in thousands)

Special Mention	$68,621	$55,327	$73,636	$85,096
Substandard/Classified loans***	81,040	85,033	84,930	80,345
Doubtful/Classified loans***	—	—	—	—
Criticized Loans **	$149,661	$140,360	$158,566	$165,441

Criticized Loans as a % of Total Loans/Leases	2.16%	2.06%	2.34%	2.41%
Classified Loans as a % of Total Loans/Leases	1.17%	1.25%	1.25%	1.17%

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

Criticized loans as a percentage of loans and leases increased 0.10% while classified loans as a percentage of loans and leases decreased 0.08% from March 31, 2025 to June 30, 2025 due to some classified loans that were upgraded and some pass credits that were downgraded. Both criticized and classified loans as a percentage of loans and leases decreased from December 31, 2024 to June 30, 2025 due to the payoff of a large credit that was also an NPA. The Company continues its strong focus on improving credit quality in an effort to limit NPLs.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of NPLs:

	As of
	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024
ACL for loans/leases / Total loans/leases held for investment	1.28%	1.32%	1.32%	1.33%
ACL for loans/leases / NPLs	208.84%	189.76%	202.57%	260.77%

Although management believes that the ACL at June 30, 2025 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision for credit losses.  Asset quality is a priority for the Company. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and equipment financing company with the intention to improve the overall quality of the Company's loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company's ACL.

NONPERFORMING ASSETS

The table below presents the amount of NPAs and related ratios:

	As of
	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024

	(dollars in thousands)

Nonaccrual loans/leases (1)	$42,482	$47,259	$40,080	$33,546
Accruing loans/leases past due 90 days or more	7	356	4,270	87
Total NPLs	42,489	47,615	44,350	33,633
OREO	62	402	661	512
Other repossessed assets	113	122	543	369
Total NPAs	$42,664	$48,139	$45,554	$34,514

NPLs to total loans/leases	0.61%	0.70%	0.65%	0.49%
NPAs to total loans/leases plus repossessed property	0.62%	0.71%	0.67%	0.50%
NPAs to total assets	0.46%	0.53%	0.50%	0.39%
Nonaccrual loans/leases to total loans/leases	0.61%	0.69%	0.59%	0.49%
ACL to nonaccrual loans	208.84%	191.19%	224.15%	261.45%

(1)	Includes government guaranteed portion of loans, as applicable.

NPAs at June 30, 2025 were $42.7 million, a decrease of $5.5 million from March 31, 2025, and an increase of $8.2 million from June 30, 2024.  The decrease in NPAs during the quarter was driven by payoffs and charge-offs. The ratio of NPAs to total assets was 0.46% at June 30, 2025, a decrease from 0.53% at March 31, 2025, and an increase from 0.39% at June 30, 2024.

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

DEPOSITS

Following the robust deposit growth of $276.2 million in the first quarter of  2025, total deposits decreased by $19.0 million during the second quarter of 2025.

The table below presents the composition of the Company's deposit portfolio:

	As of
	June 30, 2025		March 31, 2025		December 31, 2024		June 30, 2024
	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$952,032	13%	$963,851	13%	$921,160	13%	$956,445	14%
Interest bearing demand deposits	5,087,783	70%	5,119,601	70%	4,828,216	68%	4,644,918	69%
Time deposits	974,341	13%	951,606	13%	953,496	14%	859,593	13%
Brokered deposits	304,197	4%	302,332	4%	358,315	5%	303,711	4%
	$7,318,353	100%	$7,337,390	100%	$7,061,187	100%	$6,764,667	100%

The Company actively participates in the ICS/CDARS program, which is a trusted resource that provides FDIC insurance coverage for clients that maintain larger deposit balances.  Deposits in the ICS/CDARS program (which are included in interest-bearing deposits and time deposits in the preceding table) totaled $2.4 billion, or 32.8% of all deposits, as of June 30, 2025.

The Company’s correspondent bank deposit portfolio and funds managed consists of the following:

●	Noninterest-bearing deposits which represent correspondent banks’ operating cash used for processing transactions with the Federal Reserve,
●	Money market deposits which represent excess liquidity, and
●	EBA balances of the correspondent banks at the FRB.

The Company had total uninsured and uncollateralized deposits of $1.5 billion and $1.2 billion as of June 30, 2025 and 2024, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

BORROWINGS

The subsidiary banks purchase federal funds for short-term funding needs from the FRB or from their correspondent banks. The table below presents the composition of the Company's short-term borrowings:

	As of
	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024

	(dollars in thousands)

Federal funds purchased	$1,350	$2,050	$1,800	$1,600

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

The table below presents the Company's FHLB advances as of the periods indicated:

	As of
	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024
	(dollars in thousands)

Term FHLB advances	$145,383	$145,383	$145,383	$135,000
Overnight FHLB advances	80,000	—	140,000	350,000
	$225,383	$145,383	$285,383	$485,000

The Company had no change in term FHLB advances from March 31, 2025 to June 30, 2025.  The Company had an increase in overnight FHLB advances of $80.0 million from March 31, 2025 to June 30, 2025.  The increase was primarily due to strong loan and investment growth resulting in higher funding needs during the second quarter of 2025.  The Company had a decrease in overnight FHLB advances of $60.0 million from December 31, 2024 to June 30, 2025 due to deposit growth.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the maturity schedule including weighted average interest cost for the Company's combined wholesale funding portfolio (defined as FHLB advances and brokered deposits):

	June 30, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
Maturity:	Amount Due	Interest Rate	Amount Due	Interest Rate

	(dollars in thousands)
Year ending December 31:
2025	$150,341	4.52%	$338,462	4.59%
2026	127,457	4.45	53,240	4.91
2027	87,317	4.45	87,358	4.45
2028	97,581	4.29	97,639	4.29
2029	66,884	3.30	66,999	3.30
Thereafter	—	—	—	—
Total Wholesale Funding	$529,580	4.30%	$643,698	4.42%

During the first six months of 2025, wholesale funding decreased $114.1 million due to strong loan growth.

The Company renewed its revolving credit note in the second quarter of 2025.  At renewal, the available amount under the line of credit increased from $50.0 million to $60.0 million for which there was no outstanding balance as of June 30, 2025.  Interest on the revolving line of credit is calculated at the greater of: (a) the effective Prime Rate less 0.50% or (b) 3.00% per annum.  The collateral on the revolving line of credit is 100% of the outstanding stock of the Company’s bank subsidiaries.

The Company had subordinated notes totaling $233.7 million and $233.3 million as of June 30, 2025 and 2024, respectively.

The Company had junior subordinated debentures totaling $48.9 million and $48.8 million as of June 30, 2025 and 2024, respectively.

STOCKHOLDERS' EQUITY

The table below presents the composition of the Company's stockholders' equity:

	As of
	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024

	(dollars in thousands)

Common stock	$16,935	$16,920	$16,882	$16,825
Additional paid in capital	376,571	375,111	374,975	372,378
Retained earnings	717,956	689,953	665,171	608,816
AOCI	(60,908)	(59,237)	(59,641)	(61,700)
Total stockholders' equity	$1,050,554	$1,022,747	$997,387	$936,319

TCE / TA ratio (non-GAAP)*	9.92%	9.70%	9.55%	9.00%

*     TCE/TA ratio is defined as total common stockholders' equity excluding goodwill and other intangibles divided by total assets. This ratio is a non-GAAP financial measure. See GAAP to Non-GAAP Reconciliations.

As of June 30, 2025 and 2024, no preferred stock was outstanding.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021.  The share repurchase program does not have an expiration date. No shares were repurchased during the first six months of 2025.  There were 760,915 shares of common stock remaining for repurchase under the stock repurchase program as of June 30, 2025. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on a number of factors, including business and market conditions, regulatory requirements, availability of funds,  and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the program’s expiration, without any prior notice.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid an over-concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $250.5 million and $194.4 million at June 30, 2025 and 2024, respectively. The Company’s on-balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

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

At June 30, 2025, the subsidiary banks had 26 lines of credit totaling $1.2 billion with upstream correspondent banks, of which $764.6 million was secured and $440.8 million was unsecured. At June 30, 2025, the Company had the full $1.2 billion available under these lines of credit.

At December 31, 2024, the subsidiary banks had 27 lines of credit totaling $1.2 billion, of which $746.7 million was secured and $450.8 million was unsecured. At December 31, 2024, $1.2 billion was available under these lines of credit.

The Company has emphasized growing the number and amount of available lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company maintains a $60.0 million secured revolving credit note with a variable interest rate and a maturity of June 30, 2026.  At June 30, 2025, the full $60.0 million was available.

As of June 30, 2025, the Company had $1.0 billion in actual correspondent banking deposits spread over 189 relationships. While the Company believes that these funds are relatively stable, there is the potential for large fluctuations that can impact liquidity. Seasonality and the liquidity needs of these correspondent banks can impact balances. Management closely monitors these fluctuations and runs stress scenarios to measure the impact on liquidity and interest rate risk with various levels of correspondent deposit run-off.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Investing activities used cash of $220.1 million during the first six months of 2025, compared to $332.8 million for the same period of 2024. The net decrease in federal funds sold was $150 thousand for the first six months of 2025, compared to a net decrease of $27.3 million for the same period of 2024. The net decrease in interest-bearing deposits at financial institutions was $24.7 million for the first six months of 2025, compared to $10.8 million for the same period of 2024. Proceeds from calls, maturities, and paydowns of securities were $48.6 million for the first six months of 2025, compared to $34.0 million for the same period of 2024. Purchases of securities used cash of $119.9 million for the first six months of 2025, compared to $65.8 million for the same period of 2024. There were no proceeds from the sale of securities for the first six months of 2025, compared to proceeds of $445 thousand for the same period of 2024. The net increase in loans/leases used cash of $149.8 million for the first six months of 2025 compared to a net increase in loans of $319.8 million for the same period of 2024.

Financing activities provided cash of $194.4 million for the first six months of 2025, compared to $298.8 million for same period of 2024.  Net increases in deposits totaled $257.2 million for the first six months of 2025, compared to net increases in deposits of $250.7 million for the same period of 2024. During the first six months of 2025, the Company's short-term borrowings decreased $450 thousand, compared to an increase in short-term borrowings of $100 thousand for the same period of 2024. Net decrease in overnight advances totaled $60.0 million for the first six months of 2025 as compared to net increase of $50.0 million for the same period of 2024.

Total cash provided by operating activities was $38.7 million for the first six months of 2025, compared to net cash provided by operating activities of $29.1 million for the same period of 2024.

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

As of June 30, 2025 and December 31, 2024, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. Refer to Note 10 of the Consolidated Financial Statements for additional information regarding regulatory capital.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

●	The strength of the local, state, national and international economies and financial markets, including effects of inflationary pressures, the threat or implementation of tariffs, trade wars and changes to immigration policy.
●	Changes in, and the interpretation and prioritization of, local, state and federal laws, regulations and governmental policies (including those concerning the Company’s general business).
●	The economic impact of any future terrorist threats and attacks, widespread disease or pandemics, acts of war or threats thereof (including the Russian invasion of Ukraine and ongoing conflicts in the Middle East), or other adverse events that could cause economic deterioration or instability in credit markets, and the response of the local, state and national governments to any such adverse external events.
●	New or revised accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the SEC or the PCAOB.
●	The imposition of tariffs or other governmental policies impacting the value of products produced by the Company’s commercial borrowers.
●	Increased competition in the financial services sector, including from non-bank competitors such as credit unions, fintech companies, and digital asset service providers, and the inability to attract new customers.
●	Rapid technological changes implemented by us and our third-party vendors, including the development and implementation of tools incorporating artificial intelligence.
●	Unexpected results of acquisitions, including failure to realize the anticipated benefits of the acquisitions and the possibility that transaction and integration costs may be greater than anticipated.
●	The loss of key executives and employees, talent shortages and employee turnover.
●	Changes in consumer spending.
●	Unexpected outcomes and costs of existing or new litigation or other legal proceedings and regulatory actions involving the Company.
●	The economic impact on the Company and its customers of climate change, natural disasters and exceptional weather occurrences such as tornadoes, floods and blizzards.
●	Fluctuations in the value of securities held in our securities portfolio, including as a result of changes in interest rates.
●	Credit risk and risks from concentrations (by type of borrower, geographic area, collateral and industry) within our loan portfolio and large loans to certain borrowers (including CRE loans).
●	The overall health of the local and national real estate market.
●	The ability to maintain an adequate level of allowance for credit losses on loans.
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and who may withdraw deposits to diversify their exposure.
●	The ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact the Company’s cost of funds.
●	The level of non-performing assets on our balance sheet.
●	Interruptions involving our information technology and communications systems or third-party servicers.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

●	The occurrence of fraudulent activity, breaches or failures of our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud.
●	Changes in the interest rates and repayment rates of the Company’s assets.
●	The effectiveness of our risk management framework.
●	The ability of the Company to manage the risks associated with the foregoing.

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

Part I

Item 3

Application of the simulation model analysis for select interest rate scenarios at the most recent quarter-end available is presented in the following table:

	NET INTEREST INCOME EXPOSURE IN YEAR 1
		As of June 30,	As of December 31,
INTEREST RATE SCENARIO	POLICY LIMIT	2025	2024

300 basis point downward parallel shock	(30.0)%	2.5%	4.8%
200 basis point downward parallel shift	(10.0)%	1.5%	2.3%
200 basis point upward parallel shift	(10.0)%	(1.6)%	(3.2)%
300 basis point upward parallel shock	(30.0)%	(4.8)%	(9.2)%

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

The simulation is within the board-established policy limits for all four scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management (as described above), the results at June 30, 2025 were within established risk tolerances as established by policy or by best practice (if the interest rate scenario didn't have a specific policy limit).

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934) as of June 30, 2025. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2022, the board of directors of the Company approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to 1,500,000 shares of its outstanding common stock, or approximately 10% of the outstanding shares as of December 31, 2021. The share repurchase program does not have an expiration date. There were no shares repurchased under the share repurchase program during the first six months of 2025.

Item 3           Defaults Upon Senior Securities

None

Item 4           Mine Safety Disclosures

Not applicable

Item 5           Other Information

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

101

Inline XBRL Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three months ended June 30, 2025 and June 30, 2024; (iii) Consolidated Statements of Income for the six months ended June 30, 2025 and June 30, 2024; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and June 30, 2024; (v) Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2025 and June 30, 2024; (v) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2025 and June 30, 2024; and (vi) Notes to the Consolidated Financial Statements.

104	Inline XBRL cover page interactive data file pursuant to Rule 406 of Regulation S-T for the interactive data files referenced in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	August 8, 2025	/s/ Todd A. Gipple
Todd A. Gipple
President & Chief Executive Officer

Date	August 8, 2025	/s/ Nick W. Anderson
Nick W. Anderson
Chief Financial Officer

Date	August 8, 2025	/s/ Brittany N. Whitfield
Brittany N. Whitfield
Chief Accounting Officer